Form 10QSB
period 1996-06-30
EVANS BANCORP INC
filed 1996-08-05
CIK 842518

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                        --------------  ---------------

                     Commission file number     0-18539
                                            -----------------

                               EVANS BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  New York                          16-1332767
     ------------------------------            -------------------
     (State of other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)

                14 -16 North Main Street, Angola, New York 14006
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 549-1000
                ------------------------------------------------
                           (Issuer's telephone number)

                                 Not applicable
                ------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $2.50 Par Value--339,790 shares as of July 31, 1996

                                      INDEX

                       EVANS BANCORP, INC. AND SUBSIDIARY

                                                                                                                         PAGE

PART 1.   FINANCIAL INFORMATION
- - - -------------------------------
Item 1.           Financial Statements (Unaudited)

                  Consolidated balance sheets--June 30, 1996 and
                  December 31, 1995                                                                                        1

                  Consolidated statements of income--Three months
                  ended June 30, 1996 and 1995                                                                             2

                  Consolidated statements of income--Six months                                                            3
                  ended June 30, 1996 and 1995

                  Consolidated statements of cash flows--Six months                                                        4
                  ended June 30, 1996 and 1995

                  Notes to consolidated financial statements--
                  June 30, 1996 and 1995                                                                                   6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                                      7

PART II.  OTHER INFORMATION                                                                                                8
- - - ---------------------------
Item 1.           Legal Proceedings
Item 2.           Changes In Securities
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES                                                                                                                 9

PART I - FINANCIAL INFORMATION                                           PAGE 1
ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                                                           June 30,           December 31,
                ASSETS                                                                       1996                 1995
                                                                                      -------------------  -------------------
    Cash and due from banks                                                                   $6,897,069           $5,693,255
    Interest bearing deposits in other banks                                                     400,000              250,000
    Federal Funds sold                                                                         2,415,000              500,000
    Securities:
      Classified as available-for-sale, at fair value                                         34,239,289           32,813,099
      Classified as held-to-maturity, at amortized cost                                        5,678,829            6,141,395
    Loans, net                                                                                81,104,068           75,468,504
    Premises and equipment, net                                                                3,443,209            2,614,399
    Other assets                                                                               1,954,155            1,827,552
                                                                                      -------------------  -------------------
                                                                                            $136,131,619         $125,308,204
                                                                                      ===================  ===================
        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits:
      Demand                                                                                 $22,172,799          $17,790,113
      NOW and money market accounts                                                            6,538,300            6,777,826
      Regular savings                                                                         45,253,275           43,033,338
      Time Deposits, $100,000 and over                                                        10,108,526            6,432,749
      Other time accounts                                                                     35,814,553           34,986,525
                                                                                      -------------------  -------------------
                                                                                             119,887,453          109,020,551
    Other liabilities                                                                          1,485,210            1,802,143
                                                                                      -------------------  -------------------
                                                                                             121,372,663          110,822,694
                                                                                      -------------------  -------------------
STOCKHOLDRS' EQUITY
    Common Stock, $2.50 par value; 1,000,000
      shares authorized; 339,790 and 317,481
      shares issued and outstanding                                                              849,475              793,703
    Surplus                                                                                   10,990,720            8,592,502
    Retained earnings                                                                          3,213,100            4,953,075
    Unrealized losses on  available for sale securities                                         (294,339)             146,230
                                                                                      -------------------  -------------------
                                                                                              14,758,956           14,485,510
                                                                                      -------------------  -------------------
                                                                                            $136,131,619         $125,308,204
                                                                                      ===================  ===================

See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                            PAGE 2
ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                For the Three Months ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     June 30,
                                                                                             1996                 1995
                                                                                      -------------------  -------------------
INTEREST INCOME
    Loans                                                                                     $1,813,850           $1,697,440
    Federal funds sold                                                                            61,761               72,721
    Securities:
      Taxable                                                                                    381,343              385,162
      Non-taxable                                                                                198,718              180,875
    Deposits in other banks                                                                        8,993               14,844
                                                                                      -------------------  -------------------
                                                                                               2,464,665            2,351,042
INTEREST EXPENSE
    Deposits                                                                                     975,922              874,898
    Short Term Borrowing                                                                              83                    0
                                                                                      -------------------  -------------------
NET INTEREST INCOME                                                                            1,488,660            1,476,144

PROVISION FOR CREDIT LOSSES                                                                       15,000               10,000
NET INTEREST INCOME AFTER                                                             -------------------  -------------------
    PROVISION FOR CREDIT LOSSES                                                                1,473,660            1,466,144
                                                                                      -------------------  -------------------
NON-INTEREST INCOME:
    Service charges                                                                              163,941              128,668
    Other                                                                                         44,963               24,398
    Securities Gains and Losses                                                                    6,347               (6,917)
                                                                                      -------------------  -------------------
                                                                                                 215,251              146,149
NON-INTEREST EXPENSE:                                                               -------------------  -------------------
    Salaries and employee benefits                                                               628,274              564,039
    Occupancy                                                                                    151,383              123,254
    Supplies                                                                                      30,501               26,858
    Repairs and maintenance                                                                       35,077               34,887
    Advertising and public relations                                                              31,709               27,490
    Professional services                                                                         52,900               56,287
    FDIC assessments                                                                                 500               57,266
    Other                                                                                        216,941              151,968
                                                                                      -------------------  -------------------
                                                                                               1,147,285            1,042,049
                                                                                      -------------------  -------------------
             Income before income taxes                                                          541,626              570,244
                                                                                      -------------------  -------------------
PROVISION FOR INCOME TAXES                                                                       153,855              179,574
                                                                                      -------------------  -------------------
NET INCOME                                                                                      $387,771             $390,670
                                                                                      ===================  ===================
NET INCOME PER COMMON SHARE                                                                        $1.14                $1.15
                                                                                      ===================  ===================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                         339,790              339,790
                                                                                      ===================  ===================


See Notes to Consolidated Financial Statements.

     PART I - FINANCIAL INFORMATION                                       PAGE 3
     ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Six Months ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                1996                 1995
                                                                                         -------------------- --------------------
INTEREST INCOME
     Loans                                                                                        $3,574,961           $3,391,756
     Federal Funds Sold                                                                              130,289              156,409
     Securities:
       Taxable                                                                                       730,291              687,790
       Non-taxable                                                                                   394,342              354,335
     Deposits in other Banks                                                                          16,821               24,622
                                                                                         -------------------- --------------------

                                                                                                   4,846,704            4,614,912
INTEREST EXPENSE
     Deposits                                                                                      1,919,903            1,642,359
     Short Term Borrowing                                                                                 83                    0
                                                                                         -------------------- --------------------
NET INTEREST INCOME                                                                                2,926,718            2,972,553

PROVISION FOR CREDIT LOSSES                                                                           30,000               25,000
                                                                                         -------------------- --------------------
NET INTEREST INCOME AFTER
     PROVISION FOR CREDIT LOSSES                                                                   2,896,718            2,947,553
                                                                                         -------------------- --------------------

NON-INTEREST INCOME:
     Service charges                                                                                 326,126              254,291
     Other                                                                                           114,420               72,006
     Securities gains and losses                                                                       9,042               (6,917)
                                                                                         -------------------- --------------------
                                                                                                     449,588              319,380
                                                                                         -------------------- --------------------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                                                1,260,375            1,140,220
     Occupancy                                                                                       286,901              238,869
     Supplies                                                                                         56,347               47,095
     Repairs and maintenance                                                                          73,142               53,913
     Advertising and public relations                                                                 70,175               43,382
     Professional services                                                                           107,293              120,688
     FDIC Assessment                                                                                   1,000              114,532
     Other                                                                                           431,515              319,321
                                                                                         -------------------- --------------------

                                                                                                   2,286,748            2,078,020
                                                                                         -------------------- --------------------

              Income before income taxes                                                           1,059,558            1,188,913
                                                                                         -------------------- --------------------

PROVISION FOR INCOME TAXES                                                                           305,040              386,824
                                                                                         -------------------- --------------------

NET INCOME                                                                                          $754,518             $802,089
                                                                                         ==================== ====================

NET INCOME PER COMMON SHARE                                                                            $2.22                $2.36
                                                                                         ==================== ====================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                             339,790              339,790
                                                                                         ==================== ====================


See Notes to Consolidated Financial Statements.

     PART I - FINANCIA INFORMATION                                       PAGE 4
     ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                1996                 1995
                                                                                         -------------------- --------------------
OPERATING ACTIVITIES
     Interest received                                                                            $4,769,053           $4,522,067
     Fees and commissions received                                                                   516,779              360,436
     Interest paid                                                                                (1,888,765)          (1,538,521)
     Cash paid to suppliers and employees                                                         (2,377,602)          (2,213,487)
     Income taxes paid                                                                              (303,295)            (522,181)
                                                                                         -------------------- --------------------

                     Net cash provided by operating
                       activities                                                                    716,170              608,314
                                                                                         -------------------- --------------------


INVESTING ACTIVITIES
     Available for sale securities
        Purchases                                                                                (10,458,874)          (8,239,614)
        Proceeds from sales                                                                        4,625,320              835,824
        Proceeds from maturities                                                                   3,911,873            1,313,947
     Held to maturity securities
        Purchases                                                                                   (272,703)          (3,819,506)
        Proceeds from sales                                                                                0                    0
        Proceeds from maturities                                                                     563,790            3,559,662
     Additions to bank premises and equipment                                                       (979,594)            (449,442)
     Increase in loans, net of repayments                                                         (7,294,705)             (95,938)
     Proceeds from sales of loans                                                                  1,631,138                    0
                                                                                         -------------------- --------------------

                     Net cash used in investing activities                                        (8,273,755)          (6,895,067)
                                                                                         -------------------- --------------------


FINANCING ACTIVITIES
     Increase in deposits                                                                         10,866,902            8,986,725
     Cash Dividends Paid                                                                             (40,503)             (22,305)
                                                                                         -------------------- --------------------

                     Net cash provided by financing
                       activities                                                                 10,826,399            8,964,420
                                                                                         -------------------- --------------------


Net increase in cash and cash
     equivalents                                                                                   3,268,814            2,677,667

Cash and cash equivalents, January 1                                                               6,443,256            6,922,760
                                                                                         -------------------- --------------------

Cash and cash equivalents, March 31                                                               $9,712,070           $9,600,427
                                                                                         ==================== ====================

See Notes to Consolidated Financial Statements.

     PART I - FINANCIAL INFORMATION                                      PAGE 5
     ITEM I - FINANCIAL STATEMENTS



                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                1996                 1995
                                                                                         -------------------- --------------------
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                                                     $754,518             $802,089
                                                                                         -------------------- --------------------

     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                                                 121,222              118,405
       Provision for credit losses                                                                    30,000               25,000
       Gain on sale of assets                                                                        (23,039)               6,917
       Increase in accrued interest payable                                                           31,221              103,838
       Increase in accrued interest receivable                                                       (34,595)             (58,505)
       Increase  in other liabilities                                                                 60,286             (339,027)
       Increase in other assets                                                                     (223,443)             (50,403)
                                                                                         -------------------- --------------------

     Total adjustments                                                                               (38,348)            (193,775)
                                                                                         -------------------- --------------------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                                                $716,170             $608,314
                                                                                         ==================== ====================

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:

Transfers of available for sale securities to held
to maturity securities                                                                                    $0                   $0
                                                                                         ==================== ====================

Net unrealized gain/(loss) on available for sale securities                                        ($294,339)            ($15,364)
                                                                                         ==================== ====================

See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                           PAGE 6
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 AND 1995
                                   (UNAUDITED)

1.      GENERAL
        -------

        The accounting and reporting policies followed by Evans Bancorp, Inc., a bank holding company, and its subsidiary, Evans National Bank, in the preparation of the accompanying interim financial statements conform with generally accepted accounting principles and with general practice within the banking industry.

        The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

        The results of operations for the six month period ending June 30, 1996 are not necessarily inductive of the results to be expected for the full year.

2.      SECURITIES
        ----------

        In 1994 the Bank implemented accounting procedures for securities as outlined in Statement of Financial Accounting Standard No. 115. Securities which the Bank has the ability and intent to hold to maturity are stated at cost, plus discounts accrued and less premiums amortized. Securities which the Bank has identified as available for sale are stated at fair value.

3.      ALLOWANCE FOR CREDIT LOSSES
        ---------------------------

        The provision for credit losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net loan losses charged against the allowance.

4.      INCOME TAXES
        ------------

        Provision for deferred income taxes are made as a result of timing differences between financial and taxable income. These differences relate principally to directors deferred compensation, pension premiums payable and deferred loan origination expenses.

5.      PER SHARE DATA
        --------------

        The per share of common stock information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends.

PART I - FINANCIAL INFORMATION                                           PAGE 7
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS



MATERIAL CHANGES IN FINANCIAL CONDITION
- - - ---------------------------------------

        Total deposits increased 10% over the first six months of 1996. This compares to an increase of 8.9% over the same time period last year. Time deposits over $100,000 have increased 57.2%, largely due to additional municipal deposits obtained through the competitive bidding process. Other time accounts are up 2.4%, regular savings balances grew 5.2% and demand deposits increased 25%. Now account balances dropped 3.5%.

        Total net loans of $81.1 million reflect an increase of 7.5% since December 31, 1995. Loan demand has been strong since the last quarter of 1995 and is expected to remain strong throughout 1996. The successful promotion of variable rate home equity loans has contributed to the increase in net loans in 1996. In addition, there has been a significant increase in commercial loan activity. Growth has not only outpaced runoff, but offset sales of $509 thousand in NYSHE loans to SLMA and $1.1 million in residential mortgages to FNMA.

        The securities portfolio increased 2.5% between December 31, 1995 and June 30, 1996, compared to an increase of 21.6% over the first six months of 1995. Excess funds were invested in securities in early 1995 when loan demand was low. Since loan activity has picked up, fewer dollars are being directed into securities. The Bank's portfolio remains concentrated in US government and agency securities and New York State Municipal Bonds. This concentration provides a source of liquidity and cash flows, reduces risk factors and improves tax status.

        The significant increase in premises and equipment over the first six months of 1996 is the result of the construction of a new retail facility in the Town of Evans, NY which opened on May 6, 1996. Renovations are currently underway at the Main Street, Angola building which now serves primarily as an operations center. This building houses the Bank's administration and loan divisions, finance, bookkeeping, proof and computer departments and a small retail facility.

        The annualized return on average assets at June 30, 1996 was 1.14%. The return on average assets at December 31, 1995 was 1.34%. The Bank's annualized return on average equity at June 30, 1996 was 9.90% comparaed to 11.59% at December 31, 1995. The capital to assets ratio at June 30, 1996 of 11.44% compares to 11.85% at December 31, 1995. Total assets have increased 8.6% since December 31, 1995.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS
- - - ---------------------------------------------

        Net interest income for the quarter ending June 30, 1996 increased less than 1% over the same three month period in 1995. Interest Income for the quarter increased 4.8%, however, higher rates and increased interest-bearing deposit volume resulted in an increase of 11.6% in interest expense. The year-to-date net interest margin was 4.71% as of June 30, 1996 versus 5.16% as June 30, 1995. The year-to-date tax-equivalent yield on earning assets was 8.20% at June 30, 1996 compared to 8.32% on June 30, 1995. Comparatively, the year-to-date cost of funds on interest-bearing deposits was 3.97% increasing from 3.65% at June 30, 1995.

        The year-to-date provision for credit losses was $30 thousand through June 30, 1996 as compared to $25 thousand last year. Management remains confident in the loan portfolio and in the overall adequacy of the reserve for credit losses in relation to the quality and size of the loan portfolio.

        Year-to-date net operating expenses increased 10% over June 30, 1995. Categories such as salaries and benefits, occupancy, supplies, repair and maintenance and advertising have increased, largely due to the Bank's recent expansion. In addition to the construction of the new Evans facility, a branch office was opened in Hamburg, NY in October 1995 and improvements have been made to the property adjacent to the Highland-Derby branch purchased in early 1995.

        Some of these expenses have been offset by the reduction in the Bank's FDIC insurance assessment. In each of the first two quarters of 1996, the Bank qualified for the minimum premium of $500. In 1995, the rate charged was $.23 per $100 in deposit balances.

        The effective combined tax rate was 28.8% at June 30, 1996 compared to 33% for the first six months of 1995.

PART II - OTHER INFORMATION                                               PAGE 8
- - - ---------------------------

ITEM 1.         Legal Proceedings - None to report

ITEM 2.         Changes in Securities - None to report

ITEM 3.         Defaults upon Senior Securities - None to report

ITEM 4. Submission of Matters To a Vote of Security Holders--none to report:

                Except for the annual shareholders meeting held on April 23, 1996 reported in the Form 10-QSB filed for the quarter ended March 31, 1996.

ITEM 5.         Other Information:

                The Board of Directors declared a stock dividend of 7.14% (one for 14 shares, valuation $110.00) payable April 1, 1996 to shareholders of record on February 20, 1996. A total of 22,309 shares were issued and cash paid for fractional shares totalled $40,503.

ITEM 6.         Exhibits:

Exhibit                                  Description                           Page
- - - -------                                  -----------                           ----
  3.3                            Amended Section 204 of By-Laws                 10

  27                             Financial Data Schedule

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                  Evans Bancorp, Inc.

DATE

August 5, 1996                            /s/ Richard M. Craig
                                          -------------------------------------
                                          Richard M. Craig
                                          President and Chief Executive Officer

DATE

August 5, 1996                            /s/ James Tilley
                                          -------------------------------------
                                          James Tilley
                                          Senior Vice President