Form 10QSB
period 1996-09-30
EVANS BANCORP INC
filed 1996-11-14
CIK 842518

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended    September 30, 1996
                                       ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from              to
                                                   -----------     ---------

                                Commission file number     0-18539
                                                          ----------

                               EVANS BANCORP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      New York                       16-1332767
           -------------------------------         ----------------
           (State of other jurisdiction of         (I.R.S. Employer
           incorporation or organization)         Identification No.)

                14 -16 North Main Street, Angola, New York 14006
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 549-1000
                      ---------------------------------------
                           (Issuer's telephone number)

                                 Not applicable
                      ----------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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

Common Stock, $2.50 Par Value--339,790 shares as of October 31, 1996

     PART I - FINANCIAL INFORMATION                                  PAGE 1
     ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                                   September 30,     December 31,
                     ASSETS                                            1996              1995
                                                                  ---------------   --------------

     Cash and due from banks                                      $   5,786,513     $   5,693,255
     Interest bearing deposits in other banks                           300,000           250,000
     Federal Funds sold                                               2,700,000           500,000
     Securities:
       Classified as available-for-sale, at fair value               31,008,625        32,813,099
       Classified as held-to-maturity, at amortized cost              5,792,586         6,141,395
     Loans, net                                                      85,239,298        75,468,504
     Premises and equipment, net                                      3,741,557         2,614,399
     Other assets                                                     2,161,881         1,827,552
                                                                  -------------     -------------

                                                                  $ 136,730,460     $ 125,308,204
                                                                  =============     =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
       Demand                                                     $  20,662,691     $  17,790,113
       NOW and money market accounts                                  6,428,192         6,777,826
       Regular savings                                               45,809,318        43,033,338
       Time Deposits, $100,000 and over                              10,319,990         6,432,749
       Other time accounts                                           36,501,343        34,986,525
                                                                  -------------     -------------

                                                                    119,721,534       109,020,551
     Other liabilities                                                1,949,302         1,802,143
                                                                  -------------     -------------

                                                                    121,670,836       110,822,694
                                                                  =============     =============



STOCKHOLDERS' EQUITY
     Common Stock, $2.50 par value; 1,000,000
       shares authorized; 339,790 and 317,481
       shares issued and outstanding                                    849,475           793,703
     Surplus                                                         10,990,720         8,592,502
     Retained earnings                                                3,406,117         4,953,075
     Unrealized gains/losses on  available for sale securities         (186,688)          146,230
                                                                  -------------     -------------

                                                                     15,059,624        14,485,510
                                                                  -------------     -------------

                                                                  $ 136,730,460     $ 125,308,204
                                                                  =============     =============


See Notes to Consolidated Financial Statements

     PART I - FINANCIAL INFORMATION                                  PAGE 2
     ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             For the Three Months ended September 30, 1996 and 1995
                                   (Unaudited)

                                                 Three Months Ended
                                                   September 30,
                                                1996            1995
                                            -----------     ------------
INTEREST INCOME
     Loans                                  $ 1,955,251     $ 1,695,346
     Federal funds sold                          31,219          55,041
     Securities:
       Taxable                                  361,765         356,021
       Non-taxable                              182,968         201,819
     Deposits in other banks                      4,068          13,415
                                            -----------     -----------

                                              2,535,271       2,321,642
INTEREST EXPENSE
     Deposits                                   965,096         863,372
     Short Term Borrowing                           426               0
                                            -----------     -----------
NET INTEREST INCOME                           1,569,749       1,458,270

PROVISION FOR CREDIT LOSSES                      15,000               0
                                            -----------     -----------
NET INTEREST INCOME AFTER
     PROVISION FOR CREDIT LOSSES              1,554,749       1,458,270
                                            -----------     -----------

NON-INTEREST INCOME:
     Service charges                            170,108         139,832
     Other                                       93,047          90,449
     Losses on Securities Transactions          (54,516)         (5,667)
                                            -----------     -----------
                                                208,639         224,614
                                            -----------     -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits             722,775         571,801
     Occupancy                                  163,876         110,619
     Supplies                                    28,048          25,599
     Repairs and maintenance                     35,312          32,393
     Advertising and public relations            29,735          22,670
     Professional services                       52,657          52,254
     FDIC assessments                               500          32,699
     Other                                      272,643         191,670
                                            -----------     -----------

                                              1,305,546       1,039,705
                                            -----------     -----------

              Income before income taxes        457,842         643,179
                                            -----------     -----------

PROVISION FOR INCOME TAXES                       54,155         201,519
                                            -----------     -----------

NET INCOME                                  $   403,687     $   441,660
                                            ===========     ===========

NET INCOME PER COMMON SHARE                 $      1.19     $      1.30
                                            ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES        339,790         339,790
                                            ===========     ===========

See Notes to Consolidated Financial Statements

     PART I - FINANCIAL INFORMATION                              PAGE 3
     ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              For the Nine Months ended September 30, 1996 and 1995
                                   (Unaudited)

                                                  Nine Months Ended
                                                    September 30,
                                                1996            1995
                                           ------------     ------------
INTEREST INCOME
     Loans                                  $ 5,530,212     $ 5,087,102
     Federal funds sold                         161,508         211,450
     Securities:
       Taxable                                1,092,056       1,043,812
       Non-taxable                              577,311         556,154
     Deposits in other banks                     20,889          38,037
                                            -----------     -----------

                                              7,381,976       6,936,555
INTEREST EXPENSE
     Deposits                                 2,884,999       2,505,731
     Short Term Borrowing                           509               0
                                            -----------     -----------
NET INTEREST INCOME                           4,496,468       4,430,824

PROVISION FOR CREDIT LOSSES                      45,000          25,000
                                            -----------     -----------
NET INTEREST INCOME AFTER
     PROVISION FOR CREDIT LOSSES              4,451,468       4,405,824
                                            -----------     -----------

NON-INTEREST INCOME:
     Service charges                            496,234         394,123
     Other                                      207,468         162,455
     Losses on Securities Transactions          (45,475)        (12,584)
                                            -----------     -----------
                                                658,227         543,994
                                            -----------     -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits           1,983,151       1,712,021
     Occupancy                                  450,776         349,488
     Supplies                                    84,396          72,694
     Repairs and maintenance                    108,454          86,306
     Advertising and public relations            99,910          66,052
     Professional services                      159,950         172,942
     FDIC assessments                             1,500         147,231
     Other                                      704,158         510,992
                                            -----------     -----------

                                              3,592,295       3,117,726
                                            -----------     -----------

              Income before income taxes      1,517,400       1,832,092
                                            -----------     -----------

PROVISION FOR INCOME TAXES                      359,195         588,343
                                            -----------     -----------

NET INCOME                                  $ 1,158,205     $ 1,243,749
                                            ===========     ===========

NET INCOME PER COMMON SHARE                 $      3.41     $      3.66
                                            ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES        339,790         339,790
                                            ===========     ===========

See Notes to Consolidated Financial Statements

     ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                  1996              1995
                                                              ------------     -------------

OPERATING ACTIVITIES
     Interest received                                        $  7,272,615     $  6,698,459
     Fees and commissions received                                 797,043          615,805
     Interest paid                                              (2,855,095)      (2,392,468)
     Cash paid to suppliers and employees                       (3,382,858)      (2,974,668)
     Income taxes paid                                            (559,443)        (587,181)
                                                              ------------     ------------

                     Net cash provided by operating
                       activities                                1,272,262        1,359,947
                                                              ------------     ------------


INVESTING ACTIVITIES
     Available for sale securities
        Purchases                                              (13,607,497)     (12,091,965)
        Proceeds from sales                                     10,732,162        1,948,102
        Proceeds from maturities                                 4,279,114        2,127,165
     Held to maturity securities
        Purchases                                               (1,062,002)      (4,351,173)
        Proceeds from sales                                              0                0
        Proceeds from maturities                                 1,250,154        6,775,074
     Additions to bank premises and equipment                   (1,373,081)        (582,415)
     Increase in loans, net of repayments                      (11,919,346)      (4,394,906)
     Proceeds from sales of loans                                2,111,011        3,524,871
                                                              ------------     ------------

                     Net cash used in investing activities      (9,589,485)      (7,045,247)
                                                              ------------     ------------


FINANCING ACTIVITIES
     Increase in deposits                                       10,700,983        8,250,873
     Cash Dividends Paid                                           (40,503)         (22,305)
                                                              ------------     ------------

                     Net cash provided by financing
                       activities                               10,660,480        8,228,568
                                                              ------------     ------------


Net increase in cash and cash
     equivalents                                                 2,343,257        2,543,268

Cash and cash equivalents, January 1                             6,443,256        6,922,760
                                                              ------------     ------------

Cash and cash equivalents, September 30                       $  8,786,513     $  9,466,028
                                                              ============     ============


See Notes to Consolidated Financial Statements

     PART I - FINANCIAL INFORMATION                                    PAGE 5
     ITEM I - FINANCIAL STATEMENTS



                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                     September 30,
                                                                                  1996           1995
                                                                              -----------     ----------

RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                               $ 1,158,205     $ 1,243,749
                                                                              -----------     -----------

     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                              218,979         165,670
       Provision for credit losses                                                 45,000          25,000
       Loss on sale of assets                                                      20,015          12,584
     Changes in:
       Accrued interest payable                                                    30,413         113,263
       Accrued interest receivable                                                (60,423)       (175,882)
       Other liabilities                                                          (40,648)          6,734
       Other assets                                                               (99,279)        (31,171)
                                                                              -----------     -----------

     Total adjustments                                                            114,057         116,198
                                                                              -----------     -----------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                          $ 1,272,262     $ 1,359,947
                                                                              ===========     ===========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:

Transfers of available for sale securities to  held
to maturity securities                                                        $         0     $         0
                                                                              ===========     ===========
Net unrealized gain/(loss) on available for sale securities                   ($  186,687)    $    24,490
                                                                              ===========     ===========

See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                          PAGE 6
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1996 AND 1995
                                   (UNAUDITED)

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

        The results of operations for the nine month period ending September 30, 1996 are not necessarily inductive of the results to be expected for the full year.

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

PART I - FINANCIAL INFORMATION                                         PAGE 7
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS



MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

        Total deposits increased 9.82% over the first nine months of 1996. This compares to an increase of 8.21% over the first nine months of 1995. Demand deposits have increased 16.15%, regular savings have increased 6.45% and other time accounts are up 4.34%. A contributing factor is the impact of opening a branch office in Hamburg, NY in October, 1995. Time deposits over $100,000 have increased 60.43%, largely due to additional municipal deposits obtained through the competitive bidding process.

        Cash provided by deposit growth has been used to fund loan demand. Total net loans have increased 12.95% since December 31, 1995, reaching a total of $85.2 million. Loan demand has been strong since the last quarter of 1995, and is expected to continue throughout the remainder of 1996. A continuing promotion of the home equity product has contributed to an increase in consumer loans and the commercial sector of the portfolio has also grown significantly. Growth has not only outpaced runoff, but has offset sales of $1 million in New York State Higher Education Loans to the Student Loan Marketing Association and $1.1 million in residential mortgages to the Federal National Mortgage Association.

        The securities portfolio has decreased 5.53% between December 31, 1995 and September 30, 1996 compared to an increase of 19.48% between December 31, 1994 and September 30, 1995. Excess funds were directed into securities in early 1995 when loan demand was low. Since loan demand picked up, proceeds from maturing and sold bonds have been used to fund closings. The Bank's portfolio remains concentrated in US government and agency securities and New York State municipal bonds. This concentration provides a source of liquidity and cash flows, reduces risk factors and improves tax status.

        The significant increase in premises and equipment over the first nine months of 1996 is the result of the Bank's recent expansion. A newly constructed retail facility in the Town of Evans, NY opened for business on May 6, 1996. Renovations have recently been completed at the Main Street, Angola building which now serves primarily as an operations center. This building houses the Bank's administration and loan divisions, finance, bookkeeping, proof and computer departments, as well as a small retail facility. The remodeling made possible the expansion of the proof area to accommodate new check processing equipment.

        The annualized return on average assets at September 30, 1996 was 1.16% compared to 1.34% at December 31, 1995. The Bank's annualized return on average equity at September 30, 1996 was 9.98%. At December 31, 1995 the return on average equity was 11.59%. The capital to assets ratio at September 30, 1996 of 11.53% compares to 11.85% at December 31, 1995. Total assets have increased 9.12% since December 31, 1995.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS
---------------------------------------------

        Net interest income for the quarter ending September 30, 1996 increased 6.62% over the same three month period in 1995. Interest income on loans and securities increased 9.20%, but due to higher rates and interest-bearing deposit volume, interest expense increased 11.78%. The year-to-date interest margin was 4.79% as of September 30, 1996 versus 5.11% as of September 30, 1995. The year-to-date tax-equivalent yield on total earning assets was 8.27%, decreasing from 8.34% at September 30, 1995. Comparatively, the year-to-date cost of funds on interest-bearing deposit balances at September 30, 1996 was 3.97% increasing from 3.71% at September 30, 1995.

        The year-to-date provision for credit losses was $45,000 through September 30, 1996 as compared to $25,000 for the same period last year. Management remains confident in the loan portfolio and in the overall adequacy of the reserve for credit losses in relation to the quality and size of the loan portfolio.

        Non-interest income has declined due to the recongnition of a loss on a residual bond that was called in full prior to the Bank recovering all of its principal. The Bank no longer purchases this type of investment and only $80 thousand in residual bonds remain in the portfolio.

        Net operating expenses increased 15.22% over September 30, 1995. This compares with an increase of 6.89% in September 1995 over September 1994. Categories such as salaries and benefits, occupancy, supplies, repair and maintenance and advertising have all been impacted by the Bank's recent expansion. Miscellaneous other expenses include loan origination costs that have increased as loan activity has increased and additional expense incurred as the result of an IRS tax audit.

        Some of these expenses have been offset by a reduction in the Bank's FDIC insurance assessment. In each of the first three quarters of 1996, the Bank qualified for the minimum premium of $500. In 1995, the rate charged was $.23 per $100 in deposit balances.

        The effective combined tax rate was 24% at September 30, 1996 compared to 32% for the first nine months of 1995. The IRS has eliminated the consideration of prepaid expenses in calculating current and deferred tax liabilities and the New York State surcharge has been reduced from 15% to 2.5%, contributing to the significant decline in the effective combined tax rate.

PART II - OTHER INFORMATION                                         PAGE 9
---------------------------

ITEM 1.         Legal Proceedings - None to report

ITEM 2.         Changes in Securities - None to report

ITEM 3.         Defaults upon Senior Securities - None to report

ITEM 4. Submission of Matters To a Vote of Security Holders--None to report

                Except for the annual shareholders meeting held on April 23, 1996 reported in the Form 10-QSB filed for the quarter ended March 31, 1996.


ITEM 5.         Other Information:

                On August 20, 1996, the Board of Directors declared a cash dividend of $.62 per share payable on October 1, 1996 to shareholders of record on August 20, 1996.

ITEM 6.         Exhibits:
                Filed Here With:

Exhibit                                  Description                       Page
-------                                  -----------                       ----

27.1            Financial Data Schedule as of September 30, 1996

                                   SIGNATURES
                                   ----------




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                           Evans Bancorp, Inc.




DATE
November 08, 1996                         /Richard M. Craig
                                          --------------------------------------
                                          Richard M. Craig
                                          President and Chief Executive Officer



DATE
November 08, 1996                         /James Tilley
                                          --------------------------------------
                                          James Tilley
                                          Senior Vice President