Form 10-K
period 1996-12-31
EVANS BANCORP INC
filed 1997-03-28
CIK 842518

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

       For fiscal year ended:             December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to __________________

                         Commission file number: 0-18539
                                                 -------

                               EVANS BANCORP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  New York                                       16-1332767
         ------------------------------                      ------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)

   14-16 North Main Street, Angola, New York                      14006
   -----------------------------------------                     ---------
    (Address of principal executive offices)                     (Zip Code)

                                 (716) 549-1000
                           --------------------------
                           (Issuer's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class                Name of Exchange on Which Registered
       -------------------                -------------------------------------
                None                                   N/A

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $2.50 per share
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

         As of February 28, 1997, the aggregate market value of the registrant's common stock, $2.50 par value, (the "Common Stock") held by nonaffiliates of the registrant was approximately $36,102,560 based upon the per share prices known to management at which the Company's Common Stock has actually been transferred in private transactions prior to that date. There is not, and has never been, an organized public trading market for the registrant's shares.

         As of February 28, 1997, 339,790 shares of the registrant's Common Stock were outstanding.

                                 Page 1 of 67
                           Exhibit Index on Page 35

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Registration Statement on Form 10, as amended by Amendment Nos. 1 and 2 (Registration No. 0-18539), the Registrant's Registration Statement on Form S-4 (Registration No. 33-25321), and the Registrant's Report on Form 10-KSB for the period ended December 31, 1995 are incorporated by reference in Part IV of this Form 10-K.

         Portions of the Registrant's 1996 Annual Report to Shareholders are incorporated by reference in Part II of this Form 10-K.

                                TABLE OF CONTENTS

                                      INDEX

                                                          PART I
                                                          ------

                                                                                                               Page
                                                                                                               ----
Item 1.    BUSINESS...............................................................................................5
           --------
           Evans Bancorp, Inc. ...................................................................................5
           Evans National Bank ...................................................................................5
           Market Area ...........................................................................................5
           Average Balance Sheet Information..................................................................... 5
           Securities Activities................................................................................. 7
              Securities Policy.................................................................................. 8
           Lending Activities ....................................................................................9
              General ............................................................................................9
              Real Estate Loans .................................................................................10
              Commercial Loans...................................................................................10
              Installment Loans..................................................................................11
              Student Loans .....................................................................................11
              Other Loans .......................................................................................11
              Loan Maturities....................................................................................12
              Credit Losses......................................................................................12
           Sources of Funds - Deposits ..........................................................................14
              General............................................................................................14
              Deposits...........................................................................................14
           Employees ............................................................................................14
           Competition ..........................................................................................14
           Asset and Liability Management .......................................................................15
           Regulation ...........................................................................................15

Item 2.    PROPERTIES............................................................................................18
           ----------
Item 3.    LEGAL PROCEEDINGS.....................................................................................18
           -----------------
Item 4.    SUBMISSION OF MATTERS
           ---------------------
           TO A VOTE OF SECURITY HOLDERS.........................................................................19
           -----------------------------


                                     PART II
                                     -------
                                                                                                               Page
                                                                                                               ----
Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY
              -------------------------------------
              AND RELATED STOCKHOLDER MATTERS....................................................................19
              -------------------------------
Item 6.       SELECTED FINANCIAL DATA............................................................................20
              -----------------------
Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
              OF FINANCIAL CONDITION AND RESULTS.................................................................21
              ----------------------------------
Item 8.       FINANCIAL STATEMENTS ..............................................................................26
              --------------------
Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ---------------------------------------------
              ON ACCOUNTING AND FINANCIAL DISCLOSURES............................................................26
              ---------------------------------------

                                    PART III
                                    --------
Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF
              -----------------------------------
              THE REGISTRANT.....................................................................................26
              --------------
Item 11.      EXECUTIVE COMPENSATION.............................................................................30
              ----------------------
Item 12.      SECURITY OWNERSHIP OF CERTAIN
              -----------------------------
              BENEFICIAL OWNERS AND MANAGEMENT...................................................................32
              --------------------------------
Item 13.      CERTAIN RELATIONSHIPS AND
              -------------------------
              RELATED TRANSACTIONS...............................................................................34

                                     PART IV
                                     -------
Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              ---------------------------------------
              AND REPORTS ON FORM 8-K ...........................................................................35
              -----------------------


ITEM 1.       BUSINESS
              --------
EVANS BANCORP, INC.

    Evans Bancorp, Inc. (the "Company") was organized as a New York business corporation and incorporated under the laws of the State of New York on October 28, 1988 for the purpose of becoming a bank holding company. The Company is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and conducts its business through its wholly-owned subsidiary, Evans National Bank (the "Bank"). The principal business of the Company, through the Bank, is commercial banking and consists of, among other things, attracting deposits from the general public and using these funds in commercial loans, commercial mortgages, business loans, residential mortgages, home equity loans, consumer loans, and investment securities.

    The Company has no material assets other than its investment in the Bank. The Company's sole business, therefore, is the ongoing business of the Bank.

EVANS NATIONAL BANK

    The Bank was established in 1920 as a national banking association and currently is regulated by the Comptroller of the Currency. Prior to February 1995, the Bank was known as The Evans National Bank of Angola. Its legal headquarters is located at 14-16 N. Main Street, Angola, New York 14006.

    The Bank is a full service commercial bank offering secured and unsecured commercial loans, consumer loans, educational loans and mortgages. It also accepts time and demand deposits.

    As of December 31, 1996, the Bank had total assets of $140,898,057, total deposits of $123,461,379 and total stockholders' equity of $15,510,083.

MARKET AREA

    The Bank's primary market area is located in southern Erie County, northern Chautauqua County and northwestern Cattaraugus County, which includes the towns of Evans, Boston, Hamburg, Eden, Orchard Park and Hanover. This market area is the primary area where the Bank receives deposits and makes loans.

AVERAGE BALANCE SHEET INFORMATION

The table on the following page presents the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid for the last two years. The assets and liabilities are presented as daily averages. The average loan balances include both performing and nonperforming loans. Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest. Interest and yield are not presented on a tax-equivalent basis.


                                                                 1996                                          1995
                                                                 ----                                          ----
                                               Average                         Yield/         Average                        Yield/
                                               Balance         Interest         Rate          Balance        Interest         Rate
                                               -------         --------        ------         -------        --------        ------
Assets                                           ($000)          ($000)                        ($000)          ($000)
Interest-earning assets:
  Loans, Net                                    $81,591          $7,382         9.05%         $72,425          $6,760         9.34%
  Taxable securities                             22,837           1,428         6.25%          22,520           1,382         6.14%
  Tax-exempt securities                          15,676             765         4.88%          15,105             762         5.04%
  Federal funds sold                              3,791             202         5.33%           4,703             277         5.89%
  Time deposits in other banks                      428              23         5.37%             753              46         6.11%
                                                -------          ------                       -------          ------
Total interest-earning assets                   124,323           9,800         7.88%         115,506           9,227         7.99%

Noninterest-earning assets

  Cash and due from banks                         5,531                                         5,051
  Premises and equipment, net                     3,362                                         1,838
  Other assets                                    1,888                                         1,642
                                                  -----                                         -----
           Total                               $135,104                                      $124,037
                                               ========                                      ========
LIABILITIES & SHAREHOLDER'S EQUITY
Interest-bearing liabilities:

  NOW accounts                                   $6,402             $80         1.25%          $6,751            $100         1.48%
  Savings deposits                               45,042           1,250         2.78%          47,407           1,302         2.75%
  Time deposits                                  46,568           2,583         5.55%          36,639           2,017         5.51%
                                                 ------           -----                        ------           -----
Total interest-bearing liabilities               98,012           3,913         3.99%          90,797           3,419         3.77%
Noninterest-bearing liabilities:
  Demand deposits                                20,360                                        18,093
  Other                                           1,805                                         1,583
                                                  -----                                         -----
                                                120,177                                       110,473
Shareholders' equity                             14,927                                        13,564
                                                 ------                                        ------
           Total                               $135,104                                      $124,037
                                               ========                                      ========
Net interest earnings                                            $5,887                                        $5,808
                                                                 ======                                        ======
Net yield on interest earning assets                                            4.67%                                         5.01%


In 1996, the Company's interest income increased by $573,315 over 1995, compared to an increase of $1,019,904 in 1995 over 1994. Also, interest expense on deposits increased by $493,979 in 1996 over 1995 compared to an increase of $671,485 in 1995 over 1994. The following table segregates these changes for the past two years into amounts attributable to changes in volume and changes in rates by major categories of assets and liabilities. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                    1996 Compared to 1995                          1995 Compared to 1994
                                                  Increase (Decrease) Due to                     Increase (Decrease) Due to
                                           ----------------------------------------------  ----------------------------------------
                                                                             (thousands)

                                            Volume           Rate           Total          Volume           Rate           Total
                                            ------           ----           -----          ------           ----           -----

Interest earned on:

  Loans                                        $820          $(198)           $622           $184            $515            $699
  Taxable securities                             20             26              46             75             118             193
  Tax-exempt securities                          20            (17)              3             12               6              18
  Federal funds sold                            (50)           (25)            (75)            55              90             145
  Time deposits in other banks                  (18)            (5)            (23)           (57)             23             (34)
                                                ----            ---            ----           ----             --             ----
Total interest-earning assets                  $792          $(219)           $573           $269            $752          $1,021
                                               ====          ======           ====           ====            ====          ======

Interest paid on:

  NOW accounts                                  $(5)          $(15)           $(20)          $(12)           $(10)           $(22)
  Savings deposits                              (59)             7             (52)          (229)             30            (199)
  Time deposits                                 551             15             566            534             359             893
                                                ---             --             ---            ---             ---             ---
Total interest-bearing liabilities             $487             $7            $494           $293            $379            $672
                                               ====             ==            ====           ====            ====            ====



SECURITIES ACTIVITIES

    Income from securities represented approximately 22.4% of total interest income of the Company in 1996 and approximately 23.2% of total interest income of the Company in 1995. At December 31, 1996, the Bank's securities portfolio of $36,054,324 consisted primarily of United States ("U.S.") and federal agency obligations, state and municipal securities, corporate bonds and mortgage-backed securities by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corp.

    In 1994, the Bank adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, all securities in the Bank's portfolio are now designated as "held to maturity" or "available for sale".

    The following table summarizes the Bank's securities with those designated as available for sale at fair value and securities designated as held to maturity valued at amortized cost as of December 31, 1996 and 1995:

                                                               1996        1995
                                                           --------    --------
                                                              ($000)      ($000)
Available for Sale:

U.S. Treasury and other U.S. government agencies           $ 14,570    $ 17,498
States and political subdivisions in the U.S.                14,808      14,583
Other                                                           823         732
                                                           --------    --------
     Total Securities Designated as Available for Sale     $ 30,201    $ 32,813
                                                           ========    ========
Held to Maturity:
U.S. Treasury and other U.S. government agencies              3,948       4,072
States and political subdivisions in the U.S.                 1,905       2,069
                                                           --------    --------
     Total Securities Designated as Held to Maturity       $  5,853    $  6,141
                                                           ========    ========
     Total Securities                                      $ 36,054    $ 38,954
                                                           ========    ========


SECURITIES POLICY. The Bank considers its securities portfolio as part of its overall asset liability management policy encompassing the areas of securities, capital, liquidity and interest sensitivity. The primary objective of the securities portfolio is to provide liquidity while maintaining safety of principal. Secondary objectives include investment of funds in periods of decreased loan demand, interest sensitivity considerations, providing collateral to secure local municipal deposits, supporting local communities through the purchase of tax-exempt securities and tax planning considerations. The Board of Directors is responsible for establishing overall policy and reviewing performance.

    The Bank's policy provides that acceptable portfolio investments include:
U.S. Government obligations, obligations of Federal agencies, Municipal obligations (General Obligations, Revenue Obligations, School Districts and Non-rated Issues from Bank's general market area), Banker's Acceptances, Certificates of Deposit, Industrial Development Authority Bonds, Public Housing Authority Bonds, Corporate Bonds (each corporation limited to the Bank's legal lending limit), and Collateral Mortgage Obligations, Federal Reserve stock and Federal Home Loan Bank stock.

    The Bank's securities policy is that in-state securities must be rated Moody's BAA (or equivalent) at the time of purchase. Out-of-state issues must be rated AA (or equivalent) at the time of purchase. Bonds or securities rated below A will be reviewed periodically to assure their continued credit worthiness. The purchase of non-rated municipal securities is permitted, but limited to those bonds issued by municipalities in the Bank's general market area which, in the Bank's judgment, possess no greater credit risk than BAA (or equivalent) bonds and the annual budgets of the issuers are reviewed by the Bank. A credit file of the issuers is kept on each non-rated municipal security with relevant financial information. In addition, the Bank's loan policy permits the purchase of notes issued by various states and municipalities which have not been rated by Moody's or Standard & Poors. The securities portfolio of the Bank is priced and rated on a monthly basis.

The following table sets forth the maturities and weighted average interest yields of the Bank's securities portfolio (yields on tax-exempt obligations have not been computed on a tax equivalent basis) as of December 31, 1996:

                                                                  Maturing
                                   ---------------------------------------------------------------------
                                         Within       After One But    After Five But         After
                                        One Year       Within Five    Within Ten Years      Ten Years
                                   ---------------------------------------------------------------------
                                     Amount  Yield    Amount   Yield   Amount   Yield    Amount   Yield
                                   --------  -----    ------   -----   ------   ------   ------   ------
                                     ($000)           ($000)           ($000)            ($000)
CLASSIFIED AS AVAILABLE FOR
SALE AT FAIR VALUE:

U.S. Treasury and other U.S.        $  150   6.13%   $ 6,688   5.99%   $ 5,239   6.99%   $2,494   7.97%
government agencies
States and political subdivisions    1,029   5.95      4,729   5.48      9,049   4.72         0   0.00
Other                                  823   6.29          0   0.00          0   0.00         0   0.00
                                       ---                 -                 -                -
     Total Available for Sale       $2,002   6.11    $11,417   5.78    $14,288   5.56    $2,494   7.97

CLASSIFIED AS HELD TO MATURITY
AT AMORTIZED COST:

U.S. Treasury and other U.S.             0   0.00          0   0.00          0   0.00     3,948   6.38
government agencies
States and political subdivisions    1,267   4.02        428   5.23         63   5.70       147   6.22
                                     -----               ---                --              ---
     Total Held to Maturity          1,267   4.02        428   5.23         63   5.70     4,095   6.38
                                     -----               ---                --           ------
     Total Securities               $3,269   5.30    $11,845   5.76    $14,351   5.56    $6,589   6.99
                                    ======           =======           =======           ======

    At December 31, 1996, approximately $18,519,000 of the Bank's securities portfolio were obligations of the U.S. Treasury and other U.S. government agencies. Additionally, at December 31, 1996, the Bank had $1,450,000 in Federal Funds Sold.

LENDING ACTIVITIES

    GENERAL. The Bank has a loan policy which is approved by the Board of Directors on an annual basis. The loan policy addresses the lending authorities of Bank officers, charge off policies, desired portfolio mix, loan approval guidelines and loan pricing.

    The Bank offers a variety of loan products to its customers including residential and commercial real estate mortgage loans, commercial loans, installment loans and student loans. The Bank primarily extends loans to customers located within the Western New York area. Income on loans represented approximately 75.3% of the total interest income of the Company in 1996 and approximately 73.3% of total interest income in 1995. The Bank's loan portfolio after unearned discounts, loan origination costs and allowances for credit losses totalled $92,087,902 and $75,468,504 at December 31, 1996 and December 31, 1995, respectively. At December 31, 1996, the Bank had established $546,954 as an allowance for credit losses which is approximately 0.59% of total loans. This compares with $557,961 at December 31, 1995 which was approximately 0.74% of total loans. The net loan portfolio represented approximately 65.4% and 60.2% of the Bank's total assets at December 31, 1996 and December 31, 1995, respectively.

    REAL ESTATE LOANS. Approximately 86.9% of the Bank's loan portfolio at December 31, 1996 consisted of real estate loans or loans collateralized by mortgages on real estate including residential mortgages, commercial mortgages and other types of real estate loans. The Bank's real estate loan portfolio was $80,110,342 at December 31, 1996, compared to $62,510,966 at December 31, 1995.
The real estate loan portfolio increased approximately 28.2% in 1996 over 1995 compared to an increase of 10.6% in 1995 over 1994.

    Growth in the Bank's commercial real estate loans during 1996 resulted partially from declining rates in December 1995 and January 1996, which encouraged real estate acquisition and expansion. Only modest growth was realized in the residential real estate portfolio, as the Bank sold an increasing number of mortgages to The Federal National Mortgage Association ("FNMA"), while retaining servicing rights. This arrangement allows the Bank to offer long term fixed rate mortgages, without undue rate risk, while retaining customer relationships.

    The Bank offers fixed rate residential mortgages with terms of ten to thirty years with up to an 80% loan-to-value ratio. Fixed rate residential mortgages loans outstanding totalled $21,432,804 at December 31, 1996, which was approximately 23.1% of total loans outstanding. In 1995, the Bank entered into a contractual arrangement with the Federal National Mortgage Association ("FNMA") whereby mortgages can be sold to FNMA and the Bank retains the servicing rights. In 1996, approximately $1,316,180 of mortgages were sold to FNMA under this arrangement compared to $355,000 of mortgages sold in 1995.

    The Bank also offers commercial mortgages with up to a 75% loan-to-value ratio for up to fifteen years on a variable and fixed rate basis. Many of these mortgages either mature or are subject to a rate call after three to five years. The Bank's outstanding commercial mortgages were $38,721,554 at December 31, 1996, which was approximately 41.8% of total loans outstanding. This balance included $7,238,467 in fixed rate and $31,483,087 in variable rate loans.

    The Bank also offers other types of loans collateralized by real estate such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to fifteen years and up to a 75% loan-to-value ratio. At December 31, 1996, the real estate loan portfolio included $12,830,503 of home equity loans outstanding which represented approximately 13.9% of its total loans outstanding. This balance included $6,937,480 in variable rate and $5,893,024 in fixed rate loans.

    In 1993, the Bank began offering adjustable rate residential mortgages with terms of up to fifteen years. Rates on these mortgages remain fixed for the first three years and are adjusted annually thereafter. On December 31, 1996, the Bank's outstanding adjustable rate mortgages were $4,204,218 or 4.5% of total loans. This balance did not include any construction mortgages.

    The Bank also offers real estate-construction loans at up to a 80% loan-to-value ratio at fixed interest rates and multiple maturities. At December 31, 1996, fixed rate real estate-construction loans outstanding were $783,354 or 0.85% of the Bank's loan portfolio, and adjustable rate construction loans outstanding were $620,936 or 0.67% of the portfolio.

    As of December 31, 1996, approximately $1,140,000 or 1.4% of the Bank's real estate loans were 30 to 90 days delinquent, $33,000 or 0.05% of the bank's real estate loans were more than 90 days delinquent and approximately $164,000 or 0.21% of real estate loans were nonaccruing.

    COMMERCIAL LOANS. The Bank offers commercial loans on a secured and unsecured basis including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank's commercial loan portfolio totaled $6,993,852 and $7,709,115 at December 31, 1996 and December 31, 1995,
respectively. Commercial loans represented approximately 7.6% and 10.1% of the Bank's total loans at December 31, 1996 and December 31, 1995, respectively. The commercial loan portfolio decreased $715,263 or 9.3% in 1996.

    Commercial lending entails significant additional risk as compared with real estate loans. These loans typically involve larger loan balances to single borrowers or groups of related borrowers. Collateral, where applicable, may consist of inventory, receivables, equipment and other business assets. Ninety-two percent of the Bank's commercial loans are variable rate which are tied to the prime rate.

    The Bank's ability to lend larger amounts to any one borrower is subject to regulation by the Comptroller of Currency. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.

    As of December 31, 1996, approximately $75,000 or 1.1% of the Bank's commercial loans were 30 to 90 days past due, approximately $45,000 or 0.7% of its commercial loans were more than 90 days past due and none of its commercial loans were nonaccruing.

    INSTALLMENT LOANS. The Bank's installment loan portfolio (which includes automobile loans, personal loans and revolving credit card balances) totaled $2,646,246 and $2,731,891 at December 31, 1996 and December 31, 1995,
respectively, representing approximately 2.9% of the Bank's total loans at December 31, 1996 and 3.6% of the Bank's total loans at December 31, 1995. Traditional installment loans are offered at fixed interest rates with various maturities up to 60 months, on a secured and unsecured basis. In 1993, the Bank began offering a variable rate credit card in addition to the fixed rate card previously offered. On December 31, 1996, the installment loan portfolio included $246,621 in fixed rate card balances at an interest rate of 15.60% and $36,033 in the variable rate option. As of December 31, 1996, approximately $64,000 or 2.4% of the Bank's installment loans were 30-90 days past due and approximately $18,000 or 0.7% of the Bank's installment loans were more than 90 days past due. None of the Bank's installment loans were nonaccruing.

    STUDENT LOANS. The Bank's student loan portfolio totaled $1,692,334 at December 31, 1996 and $1,919,549 at December 31, 1995. Student loans represented 1.8% of the total loan portfolio in 1996 and 2.5% of the total loan portfolio in 1995. These loans are guaranteed by the federal government and the New York State Higher Education Assistance Corporation. The Bank offers student loans at variable interest rates with terms of up to 10 years. In 1995, the Bank entered into a contract with the Student Loan Marketing Association. Under terms of this agreement, SLMA services the Bank's loans to students who are still in school and subsequently purchases those loans when the student goes into repayment. The Bank sold $1,242,276 and $3,749,930 of its student loans to SLMA in 1996 and 1995 respectively. Student loan products have been expanded to include Federal Plus and HEAL loans.

    OTHER LOANS. Other loans totaled $769,322 at December 31, 1996 and $711,902 at December 31, 1995. Other loans consisted primarily of loans to municipalities, hospitals, churches and non-profit organizations. These loans are at fixed or variable interest rates with multiple maturities. Other loans also include overdrafts.

    The following table summarizes the major classifications of the Bank's loans (net of deferred origination costs) at December 31, 1996, and 1995:

                                                          December 31,
                                               ---------------------------------
                                                  1996                      1995
                                                  ----                      ----

                                                        (in thousands)

Real Estate                                    $80,111                   $62,511
Commercial                                       6,994                     7,709
Installment                                      2,646                     2,732
Student Loans                                    1,692                     1,920
All Other                                          769                       712
Net deferred loan origination costs                423                       443
                                                   ---                       ---
Total Loans                                    $92,635                   $76,027
                                               -------                   -------
Allowance for credit losses                      (547)                     (558)
                                                 -----                     -----
Net loans                                      $92,088                   $75,469
                                               =======                   =======

    LOAN MATURITIES. The following table shows the maturities of commercial and real estate construction loans outstanding as of December 31, 1996 and the classification of loans due after one year according to sensitivity to changes in interest rates:

                                                                       (in thousands)

                                                    0-1 Yr.           1-5 Yrs.         Over 5 Yrs.           Total
                                                    -------           --------         -----------           -----
Commercial                                           $1,714             $1,877            $3,403             $6,994
Real estate construction                                454                275               675              1,404
                                                        ---                ---               ---              -----
                                                     $2,168             $2,152            $4,078             $8,398
                                                     ======             ======            ======             ======
Loans maturing after one year with:

     Fixed rates                                                          $738              $404
     Variable rates                                                      1,414             3,674
                                                                         -----             -----
                                                                        $2,152            $4,078
                                                                        ======            ======

CREDIT LOSSES.

    The following table summarizes the Bank's non-accrual and past due loans as of December 31, 1996 and December 31, 1995. The Bank had no restructured loans as of those dates and none of the Bank's other loans were classified as restricted or potential problem loans as December 31, 1996 or December 31, 1995. Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credit about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Credit Losses."

                                                                 1996       1995
                                                                 ----       ----
                                                                  (in thousands)
Nonaccrual loans                                                 $180       $220
Accruing loans past due 90 days or more                            96        156
                                                                 ----       ----
     Total                                                       $276       $376
                                                                 ====       ====


Information with respect to nonaccrual loans at December 31, 1996 and December 31, 1995 is as follows:

                                                                 1996       1995
                                                                 ----       ----
                                                                 (in thousands)
Nonaccrual loans                                                 $180       $220
Interest income that would have been                               19         29
recorded under the original terms
Interest income recorded during the period                          0          0

At December 31, 1996, $180,000 of nonaccrual loans are collateralized.

    The following tables summarize the Bank's allowance for credit losses and changes in the allowance for credit losses by loan categories:

             ANALYSIS OF CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

                                                             1996          1995
                                                        ---------     ---------
BALANCE AT BEGINNING OF YEAR                            $ 557,961     $ 628,957
      CHARGE-OFFS
            Commercial, Financial, Agricultural           (33,741)       (1,733)
            Real Estate - Mortgages                             0        (2,521)
            Installment Loans                             (42,863)       (7,592)
            Overdrafts                                          0         4,502
                                                        ---------     ---------
            TOTAL CHARGE-OFFS                             (76,604)       (7,344)
      RECOVERIES
            Commercial, Financial, Agricultural               538        16,760
            Real Estate - Mortgages                             0           650
            Installment Loans                               3,859         4,671
            Overdrafts                                      1,200         1,200
                                                        ---------     ----------
            TOTAL RECOVERIES                                5,597        23,281
NET (CHARGEOFFS) RECOVERIES                               (71,007)       15,937
ADDITIONS (REDUCTIONS) CHARGED TO OPERATIONS               60,000       (86,933)
                                                        ---------     ---------
BALANCE AT END OF YEAR                                  $ 546,954     $ 557,961
                                                        =========     =========



                  ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

                                                  Balance at          Balance at       Percent of Loans in
                                                   12/31/96            12/31/95         Each Category to
                                               Attributable to:    Attributable to:       Total Loans:
                                               ----------------    ----------------       ------------
                                                                                       1996        1995
                                                                                       ----        ----
Real Estate Loans                                 $259,102            $304,034         86.9%       82.7%
Commercial Loans                                   118,461             219,766          7.6        10.2
Installment Loans (Includes Credit Cards)           45,231              27,917          2.9         3.6
Student Loans                                            0                   0          1.8         2.5
All Other Loans                                          0                   0          0.8         1.0
Unallocated                                        124,160               6,244          n/a         n/a
                                                   -------               -----          ---         ---
    Total                                         $546,954            $557,961       100.0%      100.0%
                                                  ========            ========       ======      ======

SOURCES OF FUNDS - DEPOSITS

    GENERAL. Customer deposits represent the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, other sources of funds include loan repayments, loan sales, interest and dividends from investments, matured investments, and borrowings from the Federal Reserve Bank, Federal Home Loan Bank, Manufacturers and Traders Trust Company and First Tennessee Bank.

    DEPOSITS. The Bank offers a variety of deposit products including checking, passbook, statement savings, money market, NOW accounts, certificates of deposit and jumbo certificates of deposit. Deposits of the Bank are insured up to the limits provided by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1996, the Bank's deposits totalled $123,461,379 consisting of the following:

Demand deposits                                        $20,149,152
NOW and Money Market accounts                            6,437,613
Regular savings                                         42,136,290
Time deposits, $100,000 and over                        14,096,821
Other time deposits                                     40,641,503
                                                        ----------
                                                      $123,461,379
                                                      ============

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank:

                                                      1996                                1995
                                                     ------                              ------
                                                                Weighted                            Weighted
                                               Average           Average             Average        Average
                                               Balance            Rate               Balance          Rate

                                            (in thousands)                        (in thousands)

Demand Deposits                                $ 20,122            ---%              $18,093          ---%
NOW and Money Market Accounts                     6,402           1.25%                6,751         1.48%
Regular Savings                                  45,280           2.76%               47,408         2.74%
Time Deposits                                    46,568           5.55%               36,639         5.51%
                                               --------                               ------
    Total                                      $118,372           3.30%             $108,891         3.14%
                                               ========                             ========

    The Bank has a very stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

EMPLOYEES

    As of February 28, 1997, the Bank employed 72 persons on a full-time basis. There were also 10 part-time employees.

COMPETITION

    All phases of the Bank's business are highly competitive. The Bank competes actively with local commercial banks as well as other commercial banks with branches in the Bank's market area of southern Erie County, northern Chautauqua County, and northwestern Cattaraugus County, New York. The Bank considers its major competition to be Marine Midland Bank, Manufacturers and Traders Trust Company, and Key Bank of Western New York, N.A., all headquartered in Buffalo, New York. The Bank is generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

ASSET AND LIABILITY MANAGEMENT

    Like all financial institutions, the Bank must constantly monitor its exposure to interest rate risk. Proper management of interest sensitive funds is necessary to help secure the Bank's earnings against extreme changes in interest rates. In 1995, an Asset/Liability Management Committee ("ALCO") was established for the purpose of evaluating the Bank's short-range and long-range liquidity position and the potential impact of a sudden change in interest rates on the Bank's capital and earnings. Specific minimum guidelines for liquidity and capital ratios have been established, and maximum guidelines have been set for the negative impact acceptable on net interest income and the market value of assets as a result of a shift in interest rates. These guidelines have been delineated in the Bank's formal Asset/Liability Policy which also includes guidelines for investment activities and funds management. The ALCO meets regularly to review the Bank's liquidity, gap, interest rate risk and capital positions and to formulate its strategy based on current economic conditions, interest rate forecasts, loan demand, deposit volatility and the Bank's earnings objectives.

    The following table summarizes the interest rate sensitivity analysis for the Bank as of December 31, 1996 for the periods indicated:

                                           0 to 3              4 to 12             One to Five           Over Five
                                           Months               Months                Years                Years
                                           ------               ------                -----                -----
                                                                       (in millions)
Interest-earning assets                     $27.9                $17.9                 $51.4                $32.4
Interest-bearing liabilities                 31.2                 23.8                  68.4                    0
                                             ----                 ----                  ----                    -
Interest sensitivity gap                    $59.1                $41.7                $119.8                $32.4
                                            =====                =====                ======                =====

    The primary assets and liabilities in the one year maturity range are securities, commercial loans and time deposits. As of December 31, 1996, the Bank's cumulative one year gap ratio (rate sensitive assets divided by rate sensitive liabilities) was .83 as compared to .88 at December 31, 1995 and 1.07 as of December 31, 1994. The Bank has more liabilities than assets repricing over the next twelve months. However, since liabilities tend to reprice less quickly than assets, management believes that earnings will not be significantly impaired should rates rise.

    The following schedule sets forth the maturities of the Bank's time deposits as of December 31, 1996:

                                                                Time Deposit Maturity Schedule
                                                                         (in millions)

                                               0-3            3-6             6-12           Over
                                              Mos.            Mos.            Mos.          12 Mos.         Total
Time deposits - $100,000 and over              $8.2           $2.8            $0.7            $2.4          $14.1
Other time deposits                            10.3            5.1             6.0            19.3           40.7
                                               ----            ---             ---            ----           ----
Total time deposits                           $18.5           $7.9            $6.7           $21.7          $54.8
                                              =====           ====            ====           =====          =====

REGULATION

    The operations of the bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation ("the FDIC"). Bank operations are also subject to regulations of the Comptroller of the Currency, the Federal Reserve Board, the FDIC and the New York State Banking Department.

    The primary supervisory authority of the Bank is the Comptroller of the Currency, who regularly examines the Bank. The Comptroller of the Currency has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

    Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank must pay on deposits, the activities of a bank with respect to mergers and consolidations and the establishment of branches. Branches may be established within the permitted areas of New York State only after approval by the Comptroller of the Currency.

    A subsidiary bank (such as the Bank) of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations would affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

    Federal law also prohibits acquisitions of control of a bank holding company (such as the Company) without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly, or indirectly, to direct the management or policies of the bank or bank holding company or to vote 25% or more of any class of voting securities of the bank holding company.

    In addition to the restrictions imposed upon a bank holding company's ability to acquire control of additional banks, federal law generally prohibits a bank holding company from acquiring a direct or indirect interest in, or control of 5% or more of the outstanding voting shares of any company, and from engaging directly or indirectly in activities other than that of banking, managing or controlling banks or furnishing services to subsidiaries, except that a bank holding company may engage in, and may own shares of companies engaged in certain activities found by the Federal Reserve Board to be closely related to banking or managing or controlling banks as to be a proper incident thereto.

    From time to time, various types of federal and state legislation has been proposed that could result in additional regulation of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

    The Depository Institutions Deregulation and Monetary Control Act of 1980 became effective in March 1980. The principal effects of this law are to: phase in the deregulation of the interest rates paid on personal deposits by gradually eliminating regulatory ceilings on interest rate differential allowed thrifts and savings institutions; enable all banks to offer personal interest bearing checking type accounts; phase in mandatory and uniform reserve requirements; and override certain usury limits on loan interest rates established by state laws. On October 1, 1983, the Depository Institutions' Deregulation Committee, acting under the provisions of this Act, removed all remaining interest rate ceilings and other regulations on time deposits, except for early withdrawal penalties.

    Under the Federal Deposit Insurance Act, the Comptroller of the Currency possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of law. Moreover, the Financial Institutions and Interest Rate Control Act of 1978 ("FIRA") generally expands the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof, restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank.

 Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal supervisory agency has been given 60 days prior written notice and within that time has not disapproved of the acquisition or extended the period for disapproval.

    Under the Community Reinvestment Act of 1977, the Comptroller of the Currency is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve and to take this record into account in its evaluation of any application made by any such institutions for, among other things, approval of a branch of other deposit facility, office relocation, a merger or an acquisition of bank shares.

    The Company must give prior notice to the Federal Reserve Board of certain purchases or redemptions of its outstanding equity securities. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those that apply to the Bank. In January 1989, the Federal Reserve Board adopted new risk-based capital adequacy guidelines. Under these new guidelines, bank holding companies with at least $150 million in assets are required to maintain a ratio or qualifying total capital to weighted risk assets of at least 8% effective December 31, 1993. For bank holding companies with less than $150 million in assets, the above-described ratio will not apply on a consolidated basis, but will apply on a bank-only basis unless (i) the parent holding company is engaged in non-bank activities involving significant leverage, or (ii) the parent holding company has a significant amount of outstanding debt held by the general public. The Federal Reserve Board has the discretionary authority to require higher capital ratios.

    In connection with the risk-based capital framework applicable to bank holding companies described above, the Federal Reserve Board applies a risk-based capital framework for Federal Reserve member banks, such as the Bank. The framework requires banks to maintain minimum capital levels based upon a weighing of their assets according to risk. Effective December 31, 1992, Federal Reserve member banks were required to maintain a ratio of qualifying total capital to risk-weighted assets of a minimum of 8.00%, and Tier 1 Capital to Assets ratio of 4.00%. A minimum leverage ratio of 3.00% is required for banks with the highest regulatory examination ratings and not contemplating or experiencing significant growth or expansion. All other banks are required to maintain a minimum leverage ratio of at least 1-2% above the stated minimum.

    A comparison of the Bank's capital as of December 31, 1996 and December 31, 1995 with these minimum requirements is presented below:

                                               Bank
                                      ---------------------
                                                                       Minimum
                                       1996            1995          Requirements
                                       ----            ----          ------------
Total Risk-based Capital              17.7%            19.6%              8%
Tier 1 Risk-based Capital             17.1%            18.9%              4%
Leverage Ratio                        11.1%            11.4%             3-5%

As of December 31, 1996, the Bank met all three capital requirements.

    Management is not aware of any known trends, events, uncertainties, or current regulatory recommendations that will have, or that are reasonably likely, to have a material effect on the Bank's liquidity, capital resources or operations.

    MONETARY POLICY. The earnings of the Company and the Bank are also affected by the monetary policy of the Federal Reserve Board. An important function of the Federal Reserve System is to regulate the money supply and prevailing interest rates. Among the instruments used to implement those objectives are open market operations in U.S. Government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans by the Bank or paid on its deposits.

ITEM 2.       PROPERTIES
              ----------
    The Bank operates out of its main office and five branch offices. The Bank's main office is located at 14-16 North Main Street in Angola, New York. The main office is 9,344 square feet and is owned by the Bank. A newly-constructed 3,900 square foot retail facility located in the Town of Evans, New York, opened in May, 1996. In addition to housing the Loan Division, the main office continues to serve as an operations center, and a small retail facility is maintained at the site.

    In addition, the Bank owns and operates a 3,650 square foot branch office at 6480 Erie Road, Derby, New York. In 1995, the Bank purchased property adjacent to this office, providing additional parking facilities for customers and enabling future expansion. An existing building on the property has been leased to a tenant for a five year term commencing December 1, 1995. The lease provides for monthly payments of $5,217 in Year One and increasing annually to $5,445 in Year Five.

    The Bank owns and operates a 1,530 square foot branch office at 25 Main Street, Forestville, New York, and leases branch offices in North Boston and Hamburg. The 1,280 square foot branch office at 7186 North Boston State Road, Boston, New York is occupied pursuant to a land lease which provides for monthly payments of $1,375 through the year 2000, with an option to be renewed for an additional five year term. The 3,000 square foot branch office at 5999 South Park Avenue, Hamburg, New York, is occupied pursuant to a twenty year lease which provides for monthly payments of $5,875 for the first five years through October 31, 2000. Thereafter, monthly payments increase annually from $6,162.50 in Year Six to $7,967.50 in Year Twenty.

ITEM 3.       LEGAL PROCEEDINGS
              -----------------
    There are no legal proceedings to which the Company is a party.

    The nature of the Bank's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Bank, there are no proceedings pending to which the Bank is a party or to which its property is subject, which, if determined adversely to the Bank, would be material in relation to the Bank's financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Bank by governmental authorities or others.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------
    None.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
              --------------------------------------------------------
    (a) MARKET. There has never been an organized public trading market for the Company's outstanding Common Stock. The following table represents the highest and lowest per share prices known to management at which the Company's Common Stock has actually been transferred in private transactions during the periods indicated. In each period for which prices are shown, the management has price information for the transaction(s). The prices for these transactions do not include any retail markup, markdown or commission.

                            1996                      1995
                           ------                    -----
QUARTER              High          Low         High           Low
-------              ----          ---         ----           ---
FIRST               $115.00      $110.00      $ 80.00       $ 70.00
SECOND              $135.00      $115.00      $ 83.00       $ 80.00
THIRD               $136.00      $135.00      $100.00       $ 83.00
FOURTH              $136.00      $136.00      $110.00       $100.00


    (b) HOLDERS. As of January 31, 1997, 339,790 shares of the Company's Common Stock were outstanding and the number of holders of record of the Common Stock at that date was 785.

    (c)  DIVIDENDS.

           CASH DIVIDENDS. In the years ended December 31, 1996 and 1995, the Company declared cash dividends of $1.12 and $.75, respectively, per share of Common Stock. The $1.12 per share in 1997 was the combined total of a $.62 per share dividend paid on October 1, 1996 and $.50 per share payable on February 1, 1997 to holders of record on November 26, 1996. The amount, if any, of future dividends will be determined by the Company's Board of Directors and will depend upon the Company's future earnings, financial condition and requirements, and other factors considered by the Board of Directors to be relevant. Banking regulations limit the amount of dividends that may be paid without prior approval of the Comptroller of the Currency. See Footnote 11 to the Financial Statements.

           STOCK DIVIDENDS. For both years ending December 31, 1996 and December 31, 1995 the Company's stock dividend was 7.14%. This amounted to one share for every 14 shares in 1996 and 1995.

    The following table shows consolidated operating and capital ratios for the Company for the last three years:

                                             1996                1995                 1994
Return on Average Assets                     1.20%               1.34%                1.37%

Return on Average Equity                    10.75%              11.59%               12.61%

Dividend Payout Ratio                       23.58%              15.31%               10.50%

Equity to Assets Ratio                      11.37%              11.85%               10.26%

ITEM 6.       SELECTED FINANCIAL DATA
              -----------------------


                        SELECTED FINANCIAL INFORMATION



For the year ended December 31                  1996           1995            1994           1993            1992


RESULTS OF OPERATIONS
---------------------

Interest Income                             $9,799,815     $9,226,500      $8,206,596     $7,989,392      $8,282,555
Interest Expense                             3,912,761      3,418,782       2,747,297      2,680,003       3,366,960
Net Interest Income                          5,887,054      5,807,718       5,459,299      5,309,389       4,915,595
Non-Interest Income                            930,986        763,054         785,551        672,015         588,206
Non-Interest Expense                         4,555,398      4,228,922       3,981,801      3,581,929       3,395,906
Net Income                                   1,614,642      1,664,783       1,617,049      1,612,392       1,432,489

BALANCE SHEET DATA
------------------

Total Assets                              $140,898,057   $125,308,204    $114,565,971   $112,465,797    $108,158,334
Loans - Net                                 92,087,902     75,468,504      71,998,929     67,754,002      59,466,817
Allowance for Loan Losses                      546,954        557,961         628,957        612,921         478,775
Securities                                  36,054,324     38,954,494      32,341,350     33,371,944      38,013,829
Total Deposits                             123,461,379    109,020,551     100,532,031     99,860,851      96,859,418
Stockholders' Equity                        15,510,083     14,485,510      12,723,940     11,489,412      10,018,622

PER SHARE DATA
--------------

Net Income                                       $4.75          $4.90           $4.76          $4.75           $4.22
Cash Dividend                                    $0.62          $0.75           $0.50          $0.45           $0.40
Stock Dividend                                   7.14%          7.14%           7.14%          7.14%           7.14%
Book Value at Year End                          $45.65         $45.63          $42.90         $41.45          $38.68
Market Value                                   $136.00        $110.00          $70.00         $65.50          $50.00
Shares Outstanding                             339,790        317,481         296,613        277,170         258,992
Weighted Average Shares                        339,790        339,790         339,790        339,790         339,790


(Retroactively adjusted for stock dividends)

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ----------------------------------------------------------------
              RESULTS
              -------
    This MD & A of Evans Bancorp, Inc. ("The Company") is intended to compare the performance of the Company for the years ended December 31, 1996, 1995 and 1994. The review of the information presented should be read in conjunction with the consolidated financial statements and accompanying notes.


                      MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Evans National Bank (the "Bank"), a wholly-owned subsidiary of Evans Bancorp, Inc. (the "Company"), is a nationally chartered bank founded in 1920 which is headquartered in Angola, New York. The Bank's principal business is to provide full banking services to consumer and commercial customers in Erie and Chautauqua Counties of Western New York. The Bank serves it market through six banking offices located in Angola, Derby, Evans, Forestville, Hamburg and North Boston, New York. The Bank's principal source of funding is through deposits which it reinvests in the community in the form of loans and investments. Deposits are insured to the applicable limit by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is regulated by the Office of the Comptroller of the Currency.

The following discussion of financial conditions and results of operations of the Company and the Bank should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

Net income in 1996 of $1,614,642 resulted in earnings per share of $4.75, which compares with net income of $1,664,783, or $4.90 per share, in 1995 and $1,617,049, or $4.76 per share, in 1994. The decrease in net income of 3% in 1996 from 1995 reflects the impact on annual earnings of the $2.2 million expansion plan implemented over the last two years. Non-interest expense increased 7.7% in 1996 over 1995, largely due to increases in salary expense, occupancy expense and advertising expense. These costs have risen as a result of the opening of the newly-constructed branch office in Evans, NY in May, 1996, the operation of a branch office in Hamburg, NY, which opened for business in October, 1995, and the recently completed renovation of the Angola office in Angola, NY, which currently serves as the Bank's operations center, in addition to housing the Bank's loan department and a small retail facility.

Net interest income, the difference between interest income and fees on earning assets, such as loans and securities, and interest expense on deposits, provides the basis for the Bank's results of operations. These results are also affected by non-interest income, the provision for credit losses, non-interest expense, and income taxes.

NET INCOME
($ MILLIONS)

'92     '93     '94     '95     '96
 ?        ?       ?       ?       ?

NET INTEREST INCOME

Net interest income, before the provision for credit losses, increased 1.4% from 1995 to 1996, compared to an increase of 6.4% from 1994 to 1995. Although average earning assets increased 7.7% in 1996, the tax-equivalent yield on those assets was 8.27%, compared to 8.28% in 1995. The increase in income on earning assets was largely offset by a volume increase in average interest-bearing liabilities of 8.22% and an increase in the average cost of funds from 3.77% in 1995 to 3.99% in 1996. In 1996, the Bank's net interest margin was 4.64% compared to 4.99% in 1995.

The increase of 6.4% in net interest income in 1995 over 1994 was the combined result of a volume increase of 3.2% in average earning assets in 1995 and an increase in the tax-equivalent yield on those assets to 8.28% from 7.68% in 1994. This increase was offset in part by a volume increase in interest-bearing liabilities of 1.6% and an increase in the average cost of funds from 3.08% in 1994 to 3.77% in 1995. The net interest margin increased from 4.60% in 1994 to 4.99% in 1995.

Rates remained fairly stable throughout most of 1996. The federal funds rate and the discount rate were reduced a quarter of a percent at the January 31, 1996 meeting of the Federal Reserve Board. Despite indications of strong economic growth, the Federal Reserve Bank failed to raise rates at later meetings. This was a marked contrast to the


NET INTEREST INCOME
($ MILLIONS)

       '92    '93    `94     `95    `96
        ?      ?      ?       ?       ?

volatility experienced over the period from February 1994 through February 1995 when the Federal Reserve Board raised short-term rates seven times in its efforts to control inflation.

The Bank constantly monitors its exposure to interest rate risk. The proper management of interest-sensitive funds will help protect the Bank's earnings against extreme changes in interest rates. In 1995, the Bank established an Asset/ Liability Management Committee ("ALCO") for the purpose of evaluating the Bank's short-range and long-range liquidity position and the potential impact on capital and earnings as a result of sudden changes in interest rates. The Bank adopted an asset/liability policy which specifies minimum limits for liquidity and capital ratios. Maximum limits have been set for the negative impact acceptable on net interest income and the market value of assets as a result of a shift in interest rates. The asset/liability policy also includes guidelines for investment activities and funds management. The ALCO meets monthly to review the Bank's status and formulate its strategy based on current economic conditions, interest rate forecasts, loan demand, deposit volatility, and the Bank's earning objectives.

PROVISION FOR CREDIT LOSSES

Credit losses represent the amount charged against earnings to establish a reserve of allowance sufficient to absorb expected loan losses based on management's evaluation of the loan portfolio. In 1996, $60,000 was charged against earnings for credit losses. In 1995, the Bank updated the methodology it uses to calculate the reserve amount for credit losses. After considering loan concentrations, charge-off history, delinquent loan percentages and general economic conditions, the Bank reversed $86,933 of its provision for credit losses in 1995. In 1994, $16,000 was charged against earnings for credit losses. The following table summarizes the Bank's actual credit losses, total of non-performing loans and total allowance for credit losses for 1996, 1995 and 1994, both in dollars and as a percentage of total loans outstanding:

NON-PERFORMING LOANS TO TOTAL LOANS
[PERCENTAGE]

'92     '93    '94    '95     '96
 ?       ?      ?      ?        ?


                         1996                 1995                 1994
Actual Credit
Losses              $ 77,000  0.08%      $ 11,000  0.014%      $ 13,000  0.020%

Non-Performing
Loans               $230,000  0.20%      $312,000  0.470%      $854,000  0.700%

Allowance for
Credit Losses       $546,954  0.59%      $557,961  0.730%      $628,957  0.870%

NON-INTEREST INCOME

Total non-interest income increased approximately $168,000 in 1996 from 1995 compared with a decrease of approximately $22,000 in 1995 from 1994. In 1996, service charge income of $668,000 increased approximately $106,000 over 1995, and approximately $167,000 over 1994. The additional income reflects the impact of increases in service charges implemented in September of 1995 as well as increased account activity and deposit volume.

Other non-interest income increased nearly $106,000 in 1996. This was attributable, in part, to an increase of $45,000 in the cash surrender value of life insurance policies carried on certain bank officers. Other contributing factors included an overall increase in loan-related income as a result of a high level of loan activity in 1996, and the receipt of $15,000 in state and federal tax refunds for the 1994 tax year. Non-interest income had declined approximately $84,000 from 1994 to 1995. In 1994, the Bank received a life insurance payment of $97,128 that resulted in an unusually high level of non-interest income that particular year.

Gains realized on the sale of assets decreased $44,000 in 1996 from 1995. In 1996, the Bank experienced a loss of $61,000 on a residual bond that was called for redemption in full. This loss was offset by net gains on planned sales of securities of $38,000, premiums on sales of student loans to the Student Loan Marketing Association ("SLMA") of $28,000 and premiums of $6,000 received on sales of mortgages to the Federal National Mortgage Association ("FNMA"). The Bank became affiliated with SLMA in 1995, and the initial sales volume in student loans resulted in $48,000 in premiums received in 1995. The Bank did not anticipate that the volume of future sales would repeat 1995 levels. The Bank became a member of the Federal National Mortgage Association in late 1995, realizing only about $1,000 in premiums that year.

NON-INTEREST EXPENSE

In 1996, the ratio of non-interest expense to average assets was 3.37% compared to 3.40% in 1995 and 3.34% in 1994. The non-interest expense category includes salaries, occupancy expenses, repairs and maintenance, advertising and professional services. All of these categories have been affected by the Town of Evans office expansion and the Angola office renovation. Additional staffing requirements have contributed to increases in salary and benefit expenses of 8.9% from 1995 to 1996 and 13.5% from 1994 to 1995. Another factor was the funding of a supplemental employee retirement plan for certain bank officers. Occupancy expenses have grown due to the operation of the additional branch locations, costs associated with the tenant-occupied property adjacent to the Derby, NY office, and additional depreciation costs resulting from the purchases of additional automated teller machines (ATMs) and newly upgraded check processing equipment. An increase of 36% in advertising expense in 1996 over 1995 was due to the expansion of the Bank's trade area as well as the continuing promotion of the home equity product and the marketing of a 15-month certificate of deposit special in the last quarter of 1996.

In 1996, the Bank's FDIC insurance assessment dropped to $2,000 from $120,231 in 1995 and $232,840 in 1994. The reductions over the past two years occurred when the FDIC decreased premiums as a result of the full funding of the Bank Insurance Fund. In 1995, the premium was reduced from $.23 per $100 of deposits to $.04 per $100 of deposits. In 1996, the rate was reduced to zero with a minimum charge of $500 per quarter for well capitalized banks. The Bank was assessed at the minimum rate, as it remains well above the regulatory minimums for the key measures of capital adequacies as disclosed in note 11 of the financial statements.

STOCKHOLDERS' EQUITY
($ MILLIONS)

'92   '93   '94   '95   '96
  ?     ?     ?     ?     ?

TAXES

The provision for taxes in 1996 of $588,000 reflects an effective tax rate of 27%. This compares to $764,000 and 32% in 1995 and $630,000 and 28% in 1994.
In 1996, there was a change in the composition of the deferred tax calculation, resulting in an overall decrease in the effective tax rate. In addition to income on tax-exempt securities, other non-taxable income items included tax refunds and income resulting from the increase in the cash surrender value of life insurance policies. Life insurance proceeds received in 1994 were also exempt from taxation, resulting in a lower effective tax rate in that year.

FINANCIAL CONDITION

The Bank had total assets of $140.9 million at December 31, 1996, increasing $15.6 million or 12.4% over December 31, 1995. Loan balances increased $16.6 million or 22% in 1996 over 1995. This loan growth was funded by an increase in deposits of 13.3% and by a reduction in the securities portfolio of 7.5%. Capital increased 7.1%, basically due to the retention of earnings.

LOANS

Loans comprised 66% of the Bank's total average earning assets in 1996. The increase of 22% in actual year-end balances in 1996 over 1995 compares to an increase of 4.8% in 1995 over 1994. Loan demand was soft throughout 1994 and the first three quarters of 1995. The Federal Reserve Board lowered rates in July and December of 1995, and loan activity increased as a result. This increase in loan activity was bolstered by a 25 basis point decrease in rates on January 31, 1996. The Bank continues to focus its lending on commercial and residential mortgages, small commercial loans and home equity loans. Commercial mortgages make up the largest segment of the portfolio at 42.0%. Residential mortgages comprise 27.8% of the portfolio and commercial loans total 11.2%. Home equity loans make up 13.9% of total loans.

The Bank currently retains the servicing rights to $1.7 million in long-term mortgages sold to the Federal National Mortgage Association ("FNMA"), since becoming a member in 1995. This arrangement allows the Bank to offer long-term mortgages without exposure to the associated risks, while retaining customer account relationships.

The Bank continues its contractual arrangement with the Student Loan Marketing Association ("SLMA") whereby SLMA services the Bank's loans to students who are still in school and subsequently purchases those loans when the student goes into repayment. As a result of this arrange-


NET LOANS
($ MILLIONS)

 '92    '93     `94     `95     `96
   ?      ?       ?       ?       ?

ment, student loan balances decreased 13.4% in 1996 from 1995 levels and decreased 60% in 1995 from 1994 levels.

At December 31, 1996, the Bank had a loan-to-deposit ratio of 74.6%, and estimated its unloaned core deposits at $9.5 million. The Bank monitors the level of its unloaned core deposits to ensure that it is sufficient to fund anticipated loan growth as it expands its market area and develops new products.

SECURITIES

Securities and federal funds sold made up the remaining 34% of the Bank's earning assets at December 31, 1996. Since deposit growth was insufficient to fund the high level of loan demand experienced in 1996, securities that matured or were sold were utilized as an additional funding source, thereby reducing investment balances by $2.9 million from 1995. In 1995, when deposit growth exceeded loan growth, $6 million in excess funds had been directed into the securities portfolio. The portfolio remains concentrated in US government and government agency securities and tax-exempt municipal bonds of varied maturity.

In 1994, the Bank adopted Financial Accounting Standard No. 115 which outlines accounting and reporting procedures for investment securities. At that time, all securities in the Bank's portfolio were designated as either "held to maturity" or "available for sale", as were all subsequent purchases. Securities which the Bank designates as held to maturity are stated on the balance sheet at amortized cost, and those designated as available for sale are reported at fair market value. The unrealized gains and losses on available for sale securities are recorded, net of taxes, as a separate component of shareholders' equity. Transferring a security from one category to another results in certain accounting consequences. In 1995, the Financial Accounting Standards Board allowed a one-time reclassification of securities without penalty. As a result of this one-time window of opportunity, the Bank reclassified the majority of its bonds in the held to maturity category as available for sale. This reclassification was made after careful consideration of the Bank's anticipated liquidity needs and the present and future impact of such a transfer on the Bank's earnings and capital.

SECURITIES
($ MILLIONS)


'92     '93    `94     `95     `96
  ?       ?      ?      ?       ?


DEPOSITS

Total deposits increased $14.4 million in 1996 over 1995. Slight decreases occurred in NOW and regular savings balances, while significant increases occurred in demand deposit and time account balances. The actual 1996 year-end balances of $20.1 million in demand deposits reflect an increase of 13.3% over 1995. Much of this growth can be attributed to the Bank's new presence in the Hamburg, NY market. In addition to the expansion of the Bank's trade area, municipal deposit activity contributed to growth of $7.7 million or 119% in time accounts of $100,000 or more. Other time deposits increased $5.7 million or 16.2% in 1996 over 1995. Most of this increase occurred in the fourth quarter when the Bank promoted a special 15 month certificate of deposit.

The Bank continues to evaluate ways to improve its existing deposit products to meet customer needs, as well as to develop new products which will keep the Bank competitive in the marketplace.

TOTAL DEPOSITS
($ MILLIONS)

'92     '93     '94     '95     '96
 ?        ?       ?       ?       ?

LIQUIDITY

The Bank seeks to manage its liquidity so that it is able to meet day to day loan demand and deposit fluctuations, while attempting to maximize the amount of net interest income on earning assets. Traditionally, the Bank has utilized its federal funds balances and cash flows from the investment portfolio to fulfill its liquidity requirements. In 1996, overnight federal funds sold balances averaged $3.8 million. The maturities of the Bank's investments are laddered in such a way as to provide runoff at times that a liquidity need may arise. At December 31, 1996, approximately 9.1% of the Bank's securities had contractual maturities of one year or less and 42.0% had maturity dates of five years or less. At December 31, 1996, the Bank had net short-term liquidity of $8.1 million compared to $8.6 million at December 31, 1995. Available assets of $38.3 million less public and purchased liabilities of $18.8 million resulted in a long-term liquidity ratio of 204%, compared to 298% at December 31, 1995. Although the Bank believes it has sufficient resources in its securities portfolio to meet its short-term and long-term liquidity needs, the Bank also has the option to borrow $1 million each from two different correspondent banks.

The Bank is a member and shareholder of the Federal Home Loan Bank ("FHLB"), which will make cash advances of various terms at competitive rates to its members. Advances of up to $10 million can be drawn on the FHLB, via the Overnight Line of Credit Agreement, and another $5 million could be borrowed based on the collateral provided by the Bank's FHLB capital stock holdings.

Liquidity needs can also be met by aggressively pursuing municipal deposits, which are normally awarded on the basis of competitive bidding. The Bank maintains a sufficient amount of US government and US government agency securities and New York State municipal bonds that can be pledged as collateral for these deposits.

INTEREST RATE RISK

Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or reprice at different times or on a different basis. The Bank's ALCO analyzes the gap position on a monthly basis to determine the Bank's exposure to interest rate risk. The gap position is the difference between the total of the Bank's rate sensitive assets and rate sensitive liabilities maturing or repricing during a given time frame. A "positive" gap results when more assets than liabilities reprice and a "negative" gap results when more liabilities than assets reprice in a given time period. Because assets historically reprice faster than liabilities, a slightly negative gap position is considered preferable. At December 31, 1996, the Bank was in a negative gap position, with $9.2 million more in rate sensitive liabilities repricing over the next year than in rate sensitive assets. The Bank's asset liability limit, as defined in its asset liability policy, is a difference of +/-15% of the Bank's total assets which amounted to +/-$21.1 million at December 31, 1996. Therefore, the Bank's negative gap position at December 31, 1996 was well within its own policy limit. The gap ratio (rate sensitive assets/rate sensitive liabilities) at that date was 83%.

MARKET RISK

When rates rise or fall, the market value of the Bank's assets and liabilities will increase or decrease. As part of the Bank's asset/liability policy, the Bank has set limitations on the negative impact to the market value of its balance sheet that would be accepted. The Bank's securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per Financial Accounting Standard No. 115. A limitation of a negative ten percent of total capital before FAS 115 (after tax) has been set forth in the asset liability policy as the maximum impact to equity that would be acceptable. At year end, the impact to equity as a result of marking available for sale securities to market was an unrealized loss of $23,000. On a quarterly basis, the available for sale portfolio is shocked for immediate increases of 100 and 200 basis points. At December 31, 1996, the Bank determined that it would take an immediate increase in excess of 200 basis points to eliminate the current capital cushion. The Asset/Liability Committee also reviews the Bank's capital ratios on a quarterly basis. Unrealized gains or losses on available for sale securities are not included in the calculation of these ratios.

CAPITAL EXPENDITURES

In order to keep pace with check and statement processing volume, and to provide the continual high level of customer service, the Bank plans to purchase statement imaging equipment and upgraded mainframe computer operating and archiving systems in 1997. The cost of the statement imaging equipment is estimated at $200,000 and the mainframe upgrades will total approximately $150,000. The Bank believes that it has a sufficiently strong capital base to support these capital expenditures with current assets and retained earnings.

IMPACT OF INFLATION AND CHANGING PRICES

There will always be economic events, such as changes in the economic policies of the Federal Reserve Board, that will have an impact on the profitability of the Company. Inflation may result in impaired asset growth, reduced earnings and substandard capital ratios. The net interest margin can be adversely impacted by the volatility of interest rates throughout the year. Since these factors are unknown, management attempts to structure the balance sheet and the repricing frequency of its interest-sensitive assets and liabilities to avoid a significant concentration that could result in a material negative impact on earnings.

ITEM 8.       FINANCIAL STATEMENTS
              --------------------
    See Part IV, Item 14, "Exhibits, Financial Statements Schedules and Reports on Form 8-K"

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              ---------------------------------------------------------------
              FINANCIAL DISCLOSURES
              ---------------------
    None.

                                    PART III
                                    --------

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------
    The following table sets forth the names, ages and positions of the Directors and Executive Officers of the Company.



                                                                     Term
       Name                  Age         Position                    Expires
       ----                  ---         --------                    -------
  Nominees for Directors:
  -----------------------
 Richard M. Craig            59        President, CEO, Director        1997

 LaVerne G. Hall             59        Director                        1997

 Richard C. Stevenson        88        Director                        1997

     Directors:
     ----------

 Robert W. Allen             70        Secretary, Director             1999

 William F. Barrett          55        Director                        1999

 Philip Brothman             58        Director                        1998

 David C. Koch               61        Director                        1999

 David M. Taylor             46        Director                        1998

 Carl F. Ulmer               70        Chairman of Board, Director     1998




         Each Director is elected to hold office for a three year term and until his successor is elected and qualified.

         Mr. Craig joined the Bank in 1987 and has served as President and Director since 1988. In 1989 he was also appointed Chief Executive Officer. Previously, he was the Administrative Vice President of M&T Bank.

        Mr. Hall has been a Director since 1981 and is Chairman of the Board of
L. G. Hall Building Contractors, Inc.

        Mr. Stevenson has been a Director since 1958 and is President of Metro-Stevenson Realtors and Chairman of the Board of Evans Land Corp.

        Mr. Allen has been a Director since 1960. He was the Executive Vice President of the Bank until his retirement in 1988.

        Mr. Barrett has been a Director since 1971. He is currently self employed as a property and investment manager and the former President of Carl
E. Barrett, Ltd., an insurance agency.

        Mr. Brothman has been a Director since 1976 and is a partner in the law firm of Hurst, Brothman & Yusick.

        Mr. Koch has been a Director since 1979 and is Chairman and Chief Executive Officer of New Era Cap Co., Inc..

        Mr. Taylor has been a Director since 1986 and is President of Concord Nurseries, Inc.

        Mr. Ulmer has been a Director since 1967. He was President of the Bank from 1967 to 1988 and also Chief Executive Officer from 1967 until his retirement in 1989. He has been Chairman of the Board of Directors since 1975.

The committees of the Board of Directors are appointed by the members of the Board of Directors and are as follows:

         Loan Committee:
         ---------------

         William F. Barrett, Chairman       Robert W. Allen    Richard M. Craig
         David C. Koch                      Carl F. Ulmer

         The Loan Committee met eleven times during 1996. Its purpose is to review and approve loans exceeding $250,000 or loans that are non-conventional.

         Investment Committee:
         ---------------------

         Carl F. Ulmer, Chairman            Richard M. Craig
         David M. Taylor

         The Investment Committee met once in 1996. The Investment Committee meets a minimum of once a year to review the liquidity of the investment portfolio and discuss investment strategies.

         Planning Committee:
         -------------------

         LaVerne G. Hall, Chairman          William F. Barrett  Richard M. Craig
         David C. Koch                      Carl F. Ulmer

         The Planning Committee met once in 1996. The Planning Committee is responsible for reviewing the strategic plan of the Bank and actions taken to obtain those objectives.

         Loan Review Committee:
         ----------------------

         Phillip Brothman, Chairman         Richard M. Craig    LaVerne G. Hall
         David M. Taylor

         The Loan Review Committee met four times during 1996. Its purpose is to insure the Bank's provision and reserve for credit losses are adequate. The Loan Review Committee meets quarterly with a retired bank examiner, who independently conducts the Bank's Loan Review. As a result of his recommendations, loans are graded based upon payment history, credit strength of borrower and other factors. This information is then aggregated to determine the overall adequacy of the credit loss reserve.

         Audit Committee:
         ----------------

         Phillip Brothman, Chairman         Robert W. Allen    Richard M. Craig
         David C. Koch                      David M. Taylor

         The Audit Committee met four times in 1996. The members of the Audit Committee receive from the internal auditor a quarterly report which describes findings for the prior quarter. The function of the Audit Committee is to insure that the Bank's activities are being conducted in accordance with law, banking rules and regulations, other regulatory and supervisory authorities, and the Bank's internal policies. In addition, the Audit Committee recommends to the Board of Directors the services of a reputable certified public accounting firm. The Committee receives and reviews the reports of the certified public accounting firm and presents them to the Board of Directors with comments and recommendations.

         Insurance Committee:
         --------------------

         William F. Barrett, Chairman       Robert W. Allen    Richard M. Craig
         Carl F. Ulmer

         The Insurance Committee met once during 1996. This committee reviews the coverage of insurance policies of the Bank and monitors costs.

         Human Resource Committee:

         Richard C. Stevenson, Chairman    William F. Barrett  Richard M. Craig
         LaVerne G. Hall                   David C. Koch       Carl F. Ulmer

         The Human Resource Committee met once during 1996. Its purpose is to review management's recommendation as it relates to job classification, salary ranges and annual merit increases. The committee also reviews fringe benefits. The Human Resource Committee also establishes the compensation of the Executive Officers of the Company. See "Human Resource Committee Report on Executive Compensation".

         The Board of Directors of the Company met twelve times during 1996. Each incumbent director of the Company, except for Mr. Koch, Mr. Taylor and Mr. Ulmer, attended at least 75% of the aggregate of all the meetings of the Board of Directors and the Committees of which they were members.


                            COMPENSATION OF DIRECTORS
                            -------------------------


         For the year 1996, members of the Board of Directors were compensated at the rate of $700 per meeting, with the Secretary receiving $750 per meeting. Total directors' fees during 1996 amounted to $133,941 (including committee fees and $36,915 of deferred compensation).

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
             -------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during 1996 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with by such persons.

ITEM 11.      EXECUTIVE COMPENSATION
              ----------------------



                             EXECUTIVE COMPENSATION
                             ----------------------

         There is shown below information concerning the annual and long-term compensation for service in all capacities to the Company for the years 1996, 1995 and 1994 of the Chief Executive Officer and the Senior Vice President. No other executive officer earned in excess of $100,000.

                                                    SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                    ANNUAL COMPENSATION                                    COMPENSATION
                        ==============================================     =================================================

                                                                            AWARDS           PAYOUTS
NAME OF AND                                                                  STOCK          LONG-TERM
PRINCIPAL                                                                   OPTION          INCENTIVE         ALL OTHER
POSITION               YEAR         SALARY         BONUS      OTHER(1)     (SHARES)          PAYOUTS         COMPENSATION
--------               ----         ------         -----      --------     --------          -------         ------------

Richard M. Craig       1996        $142,385       $13,840      $2,848         -0-              -0-               -0-
President & CEO        1995        $135,631       $12,596      $2,692         -0-              -0-               -0-
                       1994        $124,962       $13,412      $2,499


James Tilley           1996        $97,095        $ 9,875      $1,942
Senior Vice            1995        $93,146        $ 9,464      $1,836         -0-              -0-               -0-
President              1994        $86,557        $10,708      $1,732         -0-              -0-               -0-


------------------------
(1)      Includes the Bank's contribution to the Employee Savings Plan made for the benefit of Mr. Craig of
         $2,848 in 1996, $2,692 in 1995 and $2,499 in 1994 and for the benefit of Mr. Tilley of $1,942 in 1996,
         $1,836 in 1995 and $1,732 in 1994.  See "EMPLOYEE SAVINGS PLAN".  Does not include personal benefits which did not exceed 10% of Mr. Craig's or Mr. Tilley's salary and bonus in any year.


         Employment Agreements
         ---------------------

         Mr. Richard Craig and Mr. James Tilley have each entered into an Employment Agreement with the Bank which runs through June 30, 2001 and January 31, 2001 respectively. Each Employment Agreement provides that salary will be set annually by the Board of Directors. If the Bank terminates the Employment Agreement without cause, the Bank is obligated to continue to pay base salary for the longer of three months or the remainder of the term of the Employment Agreement.

         Pension Plan
         ------------

         The Bank maintains a defined benefit pension plan for all eligible employees. An employee becomes vested in a pension benefit after five years of service. Upon retirement at age 65, vested participants are entitled to receive a monthly benefit. Prior to a May 1, 1994 amendment to the plan, the monthly benefit under the pension plan was 3% of average monthly compensation multiplied by years of service up to a maximum of fifteen years of service. In 1994, the pension plan was amended to change the benefit to 1% of average monthly compensation multiplied by years of service up to a maximum of thirty years of service. However, the benefits already accrued by employees prior to this amendment were not reduced by the amendment. Mr. Craig and Mr. Tilley are both participants in the pension plan and as of December 31, 1996, Mr. Craig had nine years of credited service and $11,512 of average monthly compensation; and Mr. Tilley had eight years of credited service and $7,813 of average monthly compensation.

         Supplemental Executive Retirement Plans
         ---------------------------------------

         In 1995, the Bank entered into nonqualified Supplemental Executive Retirement Plans ("SERP's") with both Mr. Craig and Mr. Tilley to provide retirement benefits to supplement their benefits under the Bank's Pension Plan and replace the benefits reduced by the 1994 amendment to the Pension Plan. See "PENSION PLAN". Under the SERP's Mr. Craig and Mr. Tilley are entitled to additional annual pension payments of $63,882 and $60,319, respectively, for 20 years after retirement at age 65, unless their employment is terminated earlier. The SERP's also provide death benefits in the event the executive dies prior to age 65 which are payable over 10 years. As of December 31, 1996, the annual death benefit amounts for Mr. Craig and Mr. Tilley were $62,454 and $43,176, respectively. The Bank has purchased a life insurance policy on both Mr. Craig and Mr. Tilley to assist in funding its obligations under the SERP's.


         Employee Savings Plan
         ---------------------

         The Bank also maintains a 401(k) salary deferral plan to assist employees in saving for retirement.

         All employees are eligible to participate on the first of the month following one year of service, provided they have completed 1,000 hours of service. Eligible employees can contribute up to a maximum of 15% of their base pay. An automatic 1% of base pay contribution is made by the Bank and in addition, the Bank makes a matching contribution at a rate of 25% of the first 4% contributed by a participant. Participants are always 100% vested in their own contributions and the Bank's matching contribution is also 100% vested.

         Individual account earnings will depend on the performance of the investment funds in which the participant invests. Specific guidelines govern adjustments to contribution levels, investment decisions and withdrawals from the plan. The benefit is paid as an annuity unless the employee elects one of the optional forms of payment available under the plan. See "Summary Compensation Table" for a summary of the amounts contributed by the Bank to this Plan for the benefit of Mr. Craig and Mr. Tilley.


                        COMPENSATION COMMITTEE INTERLOCKS
                        ---------------------------------
                            AND INSIDER PARTICIPATION
                            -------------------------

         The Human Resources Committee of the Board of Directors serves as the Compensation Committee of the Company. The members of the Human Resource Committee are: Richard C. Stevenson, William F. Barrett, Richard M. Craig, LaVerne G. Hall, David C. Koch and Carl F. Ulmer. Mr. Craig is the President and CEO of the Company and the Bank. Mr. Ulmer is the Chairman of the Board of Directors of the Company and served as a past President and CEO of the Bank. Mr. Hall is Chairman of the Board of L.G. Hall Building Contractors, Inc. which has performed construction work for the Company. See "Certain Transactions".

         There are no Compensation Committee Interlocks required to be disclosed in this Proxy Statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------


             SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL
             -------------------------------------------------------
                                     OWNERS
                                     ------


                  The following table sets forth, as of January 31, 1997, the number of outstanding shares of Common Stock beneficially owned by (i) each shareholder known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) all directors and nominees of the Company individually, and (iii) by all executive officers and directors as a group:


                                     Nature and Amount of          Percent of
Name                                 Beneficial Ownership            Class
----                                 --------------------            -----
Robert W. Allen (1)                          5,915                     1.7%

William F. Barrett (2)                      31,193                     9.2%

Phillip Brothman (3)                         4,512                     1.3%

Richard M. Craig (4)                         1,545                     0.5%

LaVerne G. Hall (5)                         10,376                     3.1%

David C. Koch (6)                            5,076                     1.5%

Richard C. Stevenson (7)                    10,951                     3.2%

David M. Taylor (8)                          1,368                     0.4%

Carl F. Ulmer (9)                            3,104                     0.9%

Directors and Officers  as a Group          74,318                    21.8%
(11 persons)
(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)



ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------
    The Bank has had, and in the future, expects to have banking and fiduciary transactions with Directors and Executive Officers of the Company and some of their affiliates. All such transactions have been in the ordinary course of business and on substantially the same terms (including interest rates on loans) as those prevailing at the time for comparable transactions with others.

------------
(1)      Includes 538 shares owned by Mr. Allen's wife.


(2) Includes 1,494 shares owned by Mr. Barrett's wife, 6,188 shares owned jointly by Mr. Barrett and his wife and 1,269 shares held for Mr. Barrett's son, as to which he disclaims beneficial ownership.

(3) Includes 292 shares owned by Mr. Brothman's wife and 309 shares held by a pension plan of which Mr. Brothman is a trustee and a participant.

(4) Includes 1,014 shares owned jointly by Mr. Craig and his wife and 32 shares owned by Mr. Craig's daughter, as to which he disclaims beneficial ownership.

(5)      Includes 4,646 shares owned by Mr. Hall's wife.

(6) Includes 297 shares owned jointly by Mr. Koch and his wife, and 155 shares owned by Mr. Koch's son, as to which he disclaims beneficial ownership.

(7) Includes 620 shares owned by Mr. Stevenson's wife, also includes 2,527 shares held by Mr. Stevenson as conservator for Evelyn Simonsen and 212 shares held in a trust for F. Evelyn Beardsley as to which he disclaims beneficial ownership.

(8)      Includes 60 shares owned by Mr. Taylor and his wife.

(9)      Includes 1,552 shares owned by Mr. Ulmer's wife.

(10) Includes 76 shares owned by Mr. James Tilley, Assistant Secretary of Evans Bancorp, Inc., and 2 shares held by Mr. Tilley in trust for his grandson.

(11) Includes 200 shares owned by Mr. William Glass, Treasurer of Evans Bancorp, Inc., held jointly with Mr. Glass's wife.

                                     PART IV
                                     -------

ITEM 14.      EXHIBITS, LIST AND REPORTS ON FORM 8-K
              --------------------------------------
    The following financial statements and independent auditors' report thereon are included herein or are incorporated by reference are included from 1996 Annual Report to Shareholders pages 39 through 67 in response to Part II,
Item 7.

(a) Documents filed as a part of this Report:

           None

(b) Documents Incorporated by Reference:

1.  Financial Statements.
    ---------------------

    Independent Auditors' Report of Deloitte & Touche LLP

    Consolidated Balance Sheets

    Consolidated Statements of Income

    Consolidated Statements of Stockholders' Equity

    Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statement

2. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.  Exhibits
    --------

    Exhibit                                                            Page
      No          Name                                                  No.
    -------       ----                                                 ----
    3.1           Certificate of Incorporation (1)                     n/a

    3.2           By-Laws (1)                                          n/a

    4.1           Specimen common stock certificate (2)                n/a

    10.1          Employment Agreement dated July 1, 1987
                  between the Bank and Richard M. Craig (1)            n/a

    10.3          Employment Agreement dated April 1, 1988
                  between the Bank and James Tilley (1)                n/a

    10.4          Specimen 1984 Director Deferred Compensation
                  Agreement (2)                                        n/a

    10.5          Specimen 1989 Director Deferred Compensation
                  Agreement (2)                                        n/a

    10.6          Summary of Provisions of Director Deferred
                  Compensation Agreements (2)                          n/a

                                     - 36 -

    10.7          Evans National Bank Supplemental Executive
                  Retirement Plan for Richard M. Craig dated
                  March 29, 1995 (3)                                   n/a

    10.8          Evans National Bank Supplemental Executive
                  Retirement Plan for James Tilley dated
                  March 28, 1995 (3)                                   n/a

    13.1          1996 Annual Report to Shareholders (3)               32

    21.1          Subsidiaries of the Registrant (3)                   69


Footnotes
---------

    (1) Filed as Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 33-25321) and incorporated herein by reference.

    (2) Filed as Exhibits to the original Form 10 (Registration No. 0-18539) and incorporated herein by reference.

    (3)  Filed herewith.

(b)  Reports on Form 8-K.
     --------------------

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, EVANS BANCORP, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                         EVANS BANCORP, INC.

                                                   By:   s/Richard M. Craig
                                                         ------------------
                                                         Richard M. Craig,
                                                         President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

    Signature                      Title                        Date
    ---------                      -----                        ----
s/Richard M. Craig                 President                    March 28, 1997
------------------                 (Chief Executive
Richard M. Craig                   Officer), Principal
                                   Accounting Officer and
                                   Director

s/James Tilley                     Assistant Secretary          March 28, 1997
--------------
James Tilley

s/William R. Glass                 Treasurer                    March 28, 1997
------------------
William R. Glass

s/Robert W. Allen                  Director                     March 28, 1997
-----------------
Robert W. Allen

s/LaVerne G. Hall                  Director                     March 28, 1997
-----------------
LaVerne G. Hall

s/Richard C. Stevenson             Director                     March 28, 1997
----------------------
Richard C. Stevenson

s/David M. Taylor                  Director                     March 28, 1997
-----------------
David M. Taylor

s/Carl F. Ulmer                    Director                     March 28, 1997
---------------
Carl F. Ulmer

