Form 10-Q
period 1997-03-31
EVANS BANCORP INC
filed 1997-05-14
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended March 31, 1997
                                --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                               ------    ------

                         Commission file number 0-18539
                                                -------

                               EVANS BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                16-1332767
-----------------------------------          ----------------------------
  (State of other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

                 14-16 North Main Street, Angola, New York 14006
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $2.50 Par Value--339,790 shares as of March 31, 1997

                                      INDEX

                       EVANS BANCORP, INC. AND SUBSIDIARY

                                                                           PAGE

PART 1.   FINANCIAL INFORMATION
-------------------------------
Item 1.           Financial Statements (Unaudited)

                  Consolidated balance sheets--March 31, 1997 and
                  December 31, 1996                                        1

                  Consolidated statements of income--Three months
                  ended March 31, 1997 and 1996                            2

                  Consolidated statements of cash flows--Three months
                  ended March 31, 1997 and 1996                            3

                  Notes to consolidated financial statements--
                  March 31, 1997 and 1996                                  5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      6

PART II.  OTHER INFORMATION                                                7
---------------------------

Item 1.           Legal Proceedings
Item 2.           Changes In Securities
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES                                                                 8

     PART I - FINANCIAL INFORMATION                                PAGE 1
     ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                                   (Unaudited)
                                                                      March 31,               December 31,
                     ASSETS                                             1997                       1996
                                                                  --------------              -------------
     Cash and due from banks                                      $   5,353,187               $   5,662,231
     Interest bearing deposits in other banks                                 0                           0
     Federal Funds sold                                               3,410,000                   1,450,000
     Securities:
       Classified as available-for-sale, at fair value               35,982,861                  30,201,120
       Classified as held-to-maturity, at amortized cost              5,860,542                   5,853,204
     Loans, net                                                      94,212,725                  92,087,902
     Premises and equipment, net                                      3,833,263                   3,748,663
     Other assets                                                     2,308,325                   1,894,937
                                                                  -------------               -------------

                                                                  $ 150,960,903               $ 140,898,057
                                                                  =============               =============
         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
       Demand                                                     $  20,716,750               $  20,149,152
       NOW and money market accounts                                  6,928,037                   6,437,613
       Regular savings                                               45,662,334                  42,136,290
       Time Deposits, $100,000 and over                              19,613,481                  14,096,821
       Other time accounts                                           40,656,532                  40,641,503
                                                                  -------------               -------------

                                                                    133,577,134                 123,461,379
     Dividend Payable                                                         0                     169,895
     Other liabilities                                                1,787,259                   1,756,700
                                                                  -------------               -------------

                                                                    135,364,393                 125,387,974
                                                                  -------------               -------------

STOCKHOLDERS' EQUITY
     Common Stock, $2.50 par value; 1,000,000
       shares authorized; 339,790 and 339,790
       shares issued and outstanding                                    849,475                     849,475
     Surplus                                                         10,990,720                  10,990,720
     Retained earnings                                                4,130,204                   3,692,659
     Unrealized losses on  available for sale securities               (373,889)                    (22,771)
                                                                  -------------               -------------

                                                                     15,596,510                  15,510,083
                                                                  -------------               -------------

                                                                  $ 150,960,903               $ 140,898,057
                                                                  =============               =============

               See Notes to Consolidated Financial Statements.

     PART I - FINANCIAL INFORMATION                                     PAGE 2
     ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months ended March 31, 1997 and 1996
                                   (Unaudited)
                                                                 Three Months Ended
                                                                      March 31,
                                                         1997                        1996
                                                      ----------                   -----------
INTEREST INCOME
     Loans                                            $2,098,404                   $1,761,111
     Federal funds sold                                   41,564                       68,528
     Securities:
       Taxable                                           362,045                      348,948
       Non-taxable                                       199,148                      195,624
     Deposits in other banks                                   0                        7,828
                                                      ----------                   ----------

                                                       2,701,161                    2,382,039

INTEREST EXPENSE
     Interest on Deposits                              1,107,429                      943,981
     Short Term Borrowing                                    199                            0
                                                      ----------                   ----------
NET INTEREST INCOME                                    1,593,533                    1,438,058

PROVISION FOR CREDIT LOSSES                               15,000                       15,000
                                                      ----------                   ----------
NET INTEREST INCOME AFTER
     PROVISION FOR CREDIT LOSSES                       1,578,533                    1,423,058
                                                      ----------                   ----------

NON-INTEREST INCOME:
     Service charges                                     162,619                      162,185
     Other                                                70,681                       69,457
     Securities Gains and Losses                             374                        2,695
                                                      ----------                   ----------
                                                         233,674                      234,337
                                                      ----------                   ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                      629,061                      632,101
     Occupancy                                           186,180                      135,518
     Supplies                                             21,378                       25,846
     Repairs and maintenance                              37,530                       38,065
     Advertising and public relations                     28,129                       38,466
     Professional services                                54,819                       54,393
     FDIC assessments                                      2,592                          500
     Other                                               214,157                      214,574
                                                      ----------                   ----------

                                                       1,173,846                    1,139,463
                                                      ----------                   ----------

              Income before income taxes                 638,361                      517,932
                                                      ----------                   ----------

PROVISION FOR INCOME TAXES                               200,816                      151,185
                                                      ----------                   ----------

NET INCOME                                            $  437,545                   $  366,747
                                                      ==========                   ==========

NET INCOME PER COMMON SHARE                           $     1.29                   $     1.08
                                                      ==========                   ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                 339,790                      339,790
                                                      ==========                   ==========


See Notes to Consolidated Financial Statements.

     PART I - FINANCIAL INFORMATION                                   PAGE 3
     ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)
                                                                       Three Months Ended
                                                                            March 31,
                                                                     1997               1996
                                                                ------------       ------------
OPERATING ACTIVITIES
     Interest received                                            $2,402,873         $2,239,982
     Fees and commissions received                                   243,468            258,413
     Interest paid                                                (1,090,095)          (926,410)
     Cash paid to suppliers and employees                         (1,148,463)        (1,092,103)
     Income taxes paid                                               (53,250)           (77,615)
                                                                ------------       ------------

                     Net cash provided by operating
                       activities                                    354,533            402,267
                                                                ------------       ------------


INVESTING ACTIVITIES
     Available for sale securities
        Purchases                                                (13,498,292)        (3,601,011)
        Proceeds from sales                                        6,961,774          1,976,041
        Proceeds from maturities                                     208,332          2,031,789
     Held to maturity securities
        Purchases                                                   (280,754)          (111,104)
        Proceeds from sales                                                0                  0
        Proceeds from maturities                                     283,463            173,674
     Additions to bank premises and equipment                       (183,922)          (473,961)
     Increase in loans, net of repayments                         (2,411,135)        (2,744,819)
     Proceeds from sales of loans                                    271,098            896,343
                                                                ------------       ------------

                     Net cash used in investing activities        (8,649,436)        (1,853,048)
                                                                ------------       ------------


FINANCING ACTIVITIES
     Increase in deposits                                         10,115,754         10,264,569
     Cash Dividends Paid                                            (169,895)                 0
                                                                ------------       ------------

                     Net cash provided by financing
                       activities                                  9,945,859         10,264,569
                                                                ------------       ------------


Net increase in cash and cash
     equivalents                                                   1,650,956          8,813,788

Cash and cash equivalents, January 1                               7,112,231          6,443,256
                                                                ------------       ------------

Cash and cash equivalents, March 31                               $8,763,187        $15,257,044
                                                                ============       ============


See Notes to Consolidated Financial Statements.

     PART I - FINANCIAL INFORMATION                                     PAGE 4
     ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                   1997             1996
                                                                 ---------       ---------
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                   $437,545        $366,747
                                                                 ---------       ---------

     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                59,577          62,714
       Provision for credit losses                                  15,000          15,000
       Gain on sale of assets                                       (2,410)        (11,690)
       Increase in accrued interest payable                         17,533          17,571
       Increase in accrued interest receivable                    (252,357)       (129,431)
       Increase  in other liabilities                              153,776          89,120
       Increase in other assets                                    (74,131)         (7,764)
                                                                 ---------       ---------

     Total adjustments                                             (83,012)         35,520
                                                                 ---------       ---------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                              $354,533        $402,267
                                                                 =========       =========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:

Transfers of available for sale securities to  held
to maturity securities                                                  $0              $0
                                                                 ---------       ---------

Net unrealized gain/(loss) on available for sale securities      ($549,839)      ($139,917)
                                                                 =========       =========



See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                         PAGE 5
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 AND 1996
                                   (UNAUDITED)

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

        The results of operations for the three month period ending March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

PART I - FINANCIAL INFORMATION                                          PAGE 6
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

        Total deposits increased 8.2% during the first three months of 1997. This compares to an increase of 9.4% during the first three months of 1996. Tax collections in local municipalities traditionally contribute to significant increases in total deposits in the first quarter. Time deposits over $100,000 have increased 39.1% since December 31, 1996, as municipalities have placed funds in short-term time deposits. Deposit increases also reflect the expansion of the Bank's trade area to include the Hamburg, NY market and increased activity at the Evans, NY facility since its May, 1996 opening.

        Total net loans outstanding increased 2.3% during the first three months of 1997, compared to an increase of 2.4% over the same period in 1996. Loan demand has been strong since late 1995 and the commercial mortgage portfolio has continued to grow significantly. During the first quarter of 1996, consumer loans totalling $269 thousand were sold to the Student Loan Marketing Association ("SLMA") and the Federal National Mortgage Association ("FNMA"). A total of $887 thousand in loans were sold in the first quarter of 1996.

        The securities portfolio increased $5.8 million or 16.1% during the first quarter of 1997. During the first quarter of 1996, the portfolio declined $884 thousand or 2.3%. Since deposit growth outpaced loan growth in the first quarter of 1997, excess funds were invested in US government and agency securities and New York State municipal bonds. These bonds provide liquidity and cash flow, and contribute to improved tax status. The Bank also purchased additional stock in the Federal Home Loan Bank as part of its membership requirement. The fair value of the available for sale portfolio declined at March 31, 1997 as the market reacted to the 25 basis point increase in the Fed funds rate on March 26.

        The annualized return on average assets at March 31, 1997 was 1.21%. The return on average assets at December 31, 1996 was 1.20%. The Bank's annualized return on average equity at March 31, 1997 was 11.22% compared to 10.72% at December 31, 1996. The capital to assets ratio at March 31, 1997 of 10.89% compares to 11.37% at December 31, 1996. Total assets have increased $10.1 million or 7.1% since December 31, 1996.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS
---------------------------------------------

        Net interest income for the quarter ending March 31, 1997 increased 10.8% over the same three month period in 1996. Interest income on loans and securities increased 13.4%. Interest expense on deposits increased 17.3%. The Bank's year-to-date net interest margin was 4.67%, declining slightly from 4.71% as of March 1996. The year-to-date yield on total earning assets was 8.29% as of March 31, 1997, increasing from 8.21% as of March 31, 1996. Yields on US treasury securities and municipal bonds have been computed on a tax-equivalent basis. Comparatively, the year-to-date cost of funds on interest-bearing deposit balances at March 31, 1997 was 4.11% increasing from 3.97% in March 1996. This is largely due to the change in the deposit mix as customers migrated out of regular savings products into higher yielding certificates.

        The year-to-date provision for credit losses was $15,000 through March 31, 1997. The provision was also $15,000 for the same period last year. Management remains confident in the loan portfolio and in the overall adequacy of the reserve for credit losses in relation to the quality and size of the loan portfolio.

        Net operating expenses increased 3.0% for the quarter compared to the first quarter of 1996. This compares with a 10% increase in the first quarter of 1996 over the first quarter of 1995. The increase in 1996 over 1995 was the result of the initial phase of the $2.5 million expansion plan. In 1996, occupancy expense increased 37.4% over the first quarter of 1996 due to the second phase of that plan, which included the opening of a newly-constructed facility in Evans, NY in May of 1996 and the renovation of the Main Street, Angola building. These costs have also increased due to the Bank's investment in technologically up-to-date check processing equipment and a new mainframe computer system. Salaries and benefits, supplies, repairs and maintenance and advertising decreased from levels recorded at March 31, 1996 and other categories such as professional services and FDIC insurance assessments showed only minimal increases.

        Net income for the first quarter of $438 thousand reflects an increase of 19.3% over the first quarter of 1996. The effective combined income tax rate for the first three months of 1996 was 31.5% compared to 29.2% for the same period in 1996.

PART II - OTHER INFORMATION                                             PAGE 7
---------------------------

ITEM 1.         Legal Proceedings - None to report

ITEM 2.         Changes in Securities

                On May 1, 1997, the Registrant filed an amendment to its Certificate of Incorporation which effected a 5-for-1 stock split pursuant to which each share of outstanding common stock (par value $2.50 per share) was split into five shares of common stock (par value $.50 per share). The Amendment also increased the authorized number of shares of common stock to 10,000,000, par value $.50 per share.

ITEM 3.         Defaults upon Senior Securities - None to report

ITEM 4.         Submission of Matters To a Vote of Security Holders

                The annual shareholders meeting for the Registrant was held on April 29, 1997. At the meeting, Richard M. Craig, LaVerne G. Hall and Richard C. Stevenson were re-elected as directors for a term of three (3) years. The following votes were cast for the nominees:
                                                    FOR             AGAINST

                Richard M. Craig                  266,638            1,479
                LaVerne G. Hall                   267,400              717
                Richard C. Stevenson              254,597           13,125
                Edward R. Gerecke, Jr.                930

                The following directors continue their terms of office:

                Robert W. Allen
                William F. Barrett
                Phillip Brothman
                David C. Koch
                David M. Taylor
                Carl F. Ulmer

                At the same meeting, the shareholders also approved an amendment to the Registrant's Certificate of Incorporation to effect a 5-for-1 stock split of the Registrant's common stock shares and to increase the authorized number of common stock shares to 10,000,000, par value $.50 per share. The results of the voting were 267,155 in favor and 839 against this proposal, with 123 abstaining.

ITEM 5.         Other Information:

                A cash dividend of $.50 per share was paid on February 1, 1997 to holders of record on November 26, 1996. A total of $169,895 was paid on 339,790 shares.

ITEM 6.         Exhibits and Reports on form 8-K - None to report

                The following Exhibits are filed as part of this Report:

                Exhibit No.             Description                 Page
                -----------             -----------                 ----

                    3.3                Amendment to                   9
                               Certificate of Incorporation

                    4.1          Specimen Stock Certificate          12
                                  Common Shares, par value
                                       $.50 per share

                    27             Financial Data Schedule           15

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                           Evans Bancorp, Inc.

DATE
May 13, 1997                           /Richard M. Craig
                                       ------------------------------------
                                       Richard M. Craig
                                       President and Chief Executive Officer

DATE
May 13, 1997                           /James Tilley
                                       ------------------------------------
                                       James Tilley
                                       Senior Vice President