Form 10-Q
period 1997-06-30
EVANS BANCORP INC
filed 1997-08-14
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended JUNE 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from_________ to____________

                         Commission file number 0-18539
                                               ----------------------

                               EVANS BANCORP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     NEW YORK                       16-1332767
          (State of other jurisdiction of         (I.R.S. Employer
          incorporation or organization)         Identification No.)

                14 -16 North Main Street, Angola, New York 14006
             -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 549-1000
             -----------------------------------------------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
             -----------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check (x) whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.50 Par Value--1,698,950 shares as of July 31, 1997

                                      INDEX


                       EVANS BANCORP, INC. AND SUBSIDIARY
                                                                                      PAGE

PART 1.   FINANCIAL INFORMATION
-------------------------------

Item 1.           Financial Statements (Unaudited)

                  Consolidated balance sheets--June 30, 1997 and
                  December 31, 1996                                                       1

                  Consolidated statements of income--Three months
                  ended June 30, 1997 and 1996                                            2

                  Consolidated statements of income--Six months                           3
                  ended June 30, 1997 and 1996

                  Consolidated statements of cash flows--Six months                       4
                  ended June 30, 1997 and 1996

                  Notes to consolidated financial statements--
                  June 30, 1997 and 1996                                                  6

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     7


PART II.  OTHER INFORMATION                                                               8
--------------------------


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



    PART I - FINANCIAL INFORMATION                                                  PAGE 1
    ITEM I - FINANCIAL STATEMENTS


                    EVANS BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS

                   June 30, 1997 and December 31, 1996
                               (Unaudited)

                                                                June 30,      December 31,
                    ASSETS                                        1997            1996

    Cash and due from banks                                      $6,084,221     $5,662,231
    Interest bearing deposits in other banks                              0              0
    Federal Funds sold                                            2,815,000      1,450,000
    Securities:
      Classified as available-for-sale, at fair value            36,270,518     30,201,120
      Classified as held-to-maturity, at amortized cost           6,490,485      5,853,204
    Loans, net                                                   95,820,813     92,087,902
    Premises and equipment, net                                   3,803,401      3,748,663
    Other assets                                                  2,155,031      1,894,937

                                                               $153,439,469   $140,898,057

        LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES
    Deposits:
      Demand                                                    $22,695,483    $20,149,152
      NOW and money market accounts                               6,857,469      6,437,613
      Regular savings                                            44,223,439     42,136,290
      Time Deposits, $100,000 and over                           19,648,747     14,096,821
      Other time accounts                                        41,693,366     40,641,503

                                                                135,118,504    123,461,379
    Dividend Payable                                                      0        169,895
    Other liabilities                                             2,038,968      1,756,700

                                                                137,157,472    125,387,974

  STOCKHOLDERS' EQUITY
    Common Stock, $.50 par value; 10,000,000
      shares authorized; 1,698,950 and 339,790
      shares issued and outstanding                                 849,475        849,475
    Surplus                                                      10,990,720     10,990,720
    Retained earnings                                             4,561,421      3,692,659
    Unrealized losses on  available for sale securities            (119,619)       (22,771)

                                                                 16,281,997     15,510,083

                                                               $153,439,469   $140,898,057

  See Notes to Consolidated Financial Statements.


    PART I - FINANCIAL INFORMATION                                                  PAGE 2
    ITEM I - FINANCIAL STATEMENTS

                    EVANS BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME

             For the Three Months ended June 30, 1997 and 1996
                               (Unaudited)

                                                                   Three Months Ended
                                                                         June 30,

                                                                  1997            1996
  INTEREST INCOME
    Loans                                                        $2,177,414     $1,813,850
    Federal funds sold                                               29,659         61,761
    Securities:
      Taxable                                                       391,651        381,343
      Non-taxable                                                   220,637        198,718
    Deposits in other banks                                               0          8,993

                                                                  2,819,361      2,464,665

  INTEREST EXPENSE
    Deposits                                                      1,156,604        975,922
    Short Term Borrowing                                              2,160             83
  NET INTEREST INCOME                                             1,660,597      1,488,660

  PROVISION FOR CREDIT LOSSES                                        15,000         15,000
  NET INTEREST INCOME AFTER
    PROVISION FOR CREDIT LOSSES                                   1,645,597      1,473,660

  NON-INTEREST INCOME:
    Service charges                                                 166,139        163,941
    Other                                                            31,414         44,963
    Securities Gains and Losses                                     (10,113)         6,347
                                                                    187,440        215,251

  NON-INTEREST EXPENSE:
    Salaries and employee benefits                                  624,072        628,274
    Occupancy                                                       195,842        151,383
    Supplies                                                         21,193         30,501
    Repairs and maintenance                                          35,808         35,077
    Advertising and public relations                                 28,808         31,709
    Professional services                                            59,510         52,900
    FDIC assessments                                                  4,533            500
    Other                                                           228,070        216,941

                                                                  1,197,836      1,147,285

             Income before income taxes                             635,201        541,626

  PROVISION FOR INCOME TAXES                                        203,984        153,855

  NET INCOME                                                       $431,217       $387,771

  NET INCOME PER COMMON SHARE                                         $0.25          $0.23

  WEIGHTED AVERAGE NUMBER OF COMMON SHARES                        1,698,950      1,698,950



  See Notes to Consolidated Financial Statements.



    PART I - FINANCIAL INFORMATION                                                  PAGE 3
    ITEM I - FINANCIAL STATEMENTS

                    EVANS BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME

             For the Six Months ended June 30, 1997 and 1996
                               (Unaudited)

                                                                    Six Months Ended
                                                                         June 30,

                                                                  1997            1996
  INTEREST INCOME
    Loans                                                        $4,275,818     $3,574,961
    Federal Funds Sold                                               71,223        130,289
    Securities:
      Taxable                                                       753,696        730,291
      Non-taxable                                                   419,786        394,342
    Deposits in other Banks                                               0         16,821

                                                                  5,520,523      4,846,704

  INTEREST EXPENSE
    Deposits                                                      2,264,033      1,919,903
    Short Term Borrowing                                              2,359             83
  NET INTEREST INCOME                                             3,254,131      2,926,718

  PROVISION FOR CREDIT LOSSES                                        30,000         30,000
  NET INTEREST INCOME AFTER
    PROVISION FOR CREDIT LOSSES                                   3,224,131      2,896,718

  NON-INTEREST INCOME:
    Service charges                                                 328,758        326,126
    Other                                                           102,095        114,420
    Securities gains and losses                                      (9,740)         9,042
                                                                    421,113        449,588

  NON-INTEREST EXPENSE:
    Salaries and employee benefits                                1,253,133      1,260,375
    Occupancy                                                       382,022        286,901
    Supplies                                                         42,571         56,347
    Repairs and maintenance                                          73,338         73,142
    Advertising and public relations                                 56,937         70,175
    Professional services                                           114,329        107,293
    FDIC Assessment                                                   7,126          1,000
    Other                                                           442,226        431,515

                                                                  2,371,682      2,286,748

             Income before income taxes                           1,273,562      1,059,558

  PROVISION FOR INCOME TAXES                                        404,800        305,040

  NET INCOME                                                       $868,762       $754,518

  NET INCOME PER COMMON SHARE                                         $0.51          $0.44

  WEIGHTED AVERAGE NUMBER OF COMMON SHARES                        1,698,950      1,698,950

  See Notes to Consolidated Financial Statements.


    PART I - FINANCIAL INFORMATION                                                   PAGE 4

    ITEM I - FINANCIAL STATEMENTS

                    EVANS BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Six Months Ended June 30, 1997 and 1996
                               (Unaudited)

                                                                     Six Months Ended
                                                                          June 30,

                                                                  1997            1996

  OPERATING ACTIVITIES
    Interest received                                            $5,337,980     $4,769,053
    Fees and commissions received                                   448,205        516,779
    Interest paid                                                (2,190,470)    (1,888,765)
    Cash paid to suppliers and employees                         (1,956,194)    (2,377,602)
    Income taxes paid                                              (429,250)      (303,295)

             Net cash provided by operating
               activities                                         1,210,271        716,170


  INVESTING ACTIVITIES
    Available for sale securities
       Purchases                                                (16,093,746)   (10,458,874)
       Proceeds from sales                                        9,479,604      4,625,320
       Proceeds from maturities                                     342,311      3,911,873
    Held to maturity securities
       Purchases                                                 (1,186,054)      (272,703)
       Proceeds from sales                                                0              0
       Proceeds from maturities                                     569,308        563,790
    Additions to bank premises and equipment                       (259,865)      (979,594)
    Increase in loans, net of repayments                         (4,414,756)    (7,294,705)
    Proceeds from sales of loans                                    652,687      1,631,138

             Net cash used in investing activities              (10,910,511)    (8,273,755)


  FINANCING ACTIVITIES
    Increase in deposits                                         11,657,125     10,866,902
    Cash Dividends Paid                                            (169,895)       (40,503)

             Net cash provided by financing
               activities                                        11,487,230     10,826,399


  Net increase in cash and cash
    equivalents                                                   1,786,990      3,268,814

  Cash and cash equivalents, January 1                            7,112,231      6,443,256

  Cash and cash equivalents, June 30                             $8,899,221     $9,712,070



  See Notes to Consolidated Financial Statements.


    PART I - FINANCIAL INFORMATION                                                  PAGE 5

    ITEM I - FINANCIAL STATEMENTS

                    EVANS BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 1997 and 1996
                               (Unaudited)

                                                                    Six Months Ended
                                                                         June 30,

                                                                  1997            1996

  RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
    Net income                                                     $868,762       $754,518

    Adjustments to reconcile net income to
      net cash provided by operating
      activities:
      Depreciation and amortization                                 237,004        121,222
      Provision for credit losses                                    30,000         30,000
     (Gain)/Loss on sale of assets                                    4,398        (23,039)
      Increase in accrued interest payable                           75,922         31,221
      Increase in accrued interest receivable                      (212,269)       (34,595)
      Increase  in other liabilities                                251,930         60,286
      Increase in other assets                                      (45,476)      (223,443)

    Total adjustments                                               341,509        (38,348)

  NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                           $1,210,271       $716,170

  SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Transfers of available for sale securities to  held                    $0             $0
  to maturity securities

  Net unrealized gain/(loss) on available for sale securities     ($119,619)     ($294,339)



  See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                            PAGE 6
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 AND 1996
                                  (UNAUDITED)

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

        The results of operations for the six month period ending June 30, 1997 are not necessarily inductive of the results to be expected for the full year.

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

4.      INCOME TAXES
        ------------

        Provision for deferred income taxes are made as a result of timing differences between financial and taxable income. These differences relate principally to directors deferred compensation, pension premiums payable, allowance for loan losses and deferred loan origination expenses.

5.      PER SHARE DATA
        --------------

        The per share of common stock information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits.

PART I - FINANCIAL INFORMATION                                           PAGE 7
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS



MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

        Total deposits increased 9.4% over the first six months of 1997. This compares to an increase of 10% over the same time period last year. Time deposits over $100,000 have increased 39.4%, largely due to additional municipal deposits obtained through the competitive bidding process, presently funding strong loan demand. Other time accounts are up 2.6%, regular savings balances grew 4.9%, demand deposits increased 12.6% and NOW account balances increased 6.5%.

        Total net loans of $95.8 million reflect an increase of 4.1% since December 31, 1996. Loan demand has been strong since the last quarter of 1996 and is expected to remain strong throughout 1997. The successful promotion of variable rate home equity loans has contributed to the increase in net loans in 1997. In addition, there has been a significant increase in commercial loan activity. Growth has not only outpaced runoff, but offset sales of $293 thousand in NYSHE loans to SLMA and $354 thousand in residential mortgages to FNMA.

        The securities portfolio increased 18.6% between December 31, 1996 and June 30, 1997, compared to an increase of 2.5% over the first six months of 1996. Since loan activity picked up in late 1995, fewer dollars were directed into securities. However, deposit growth is traditionally highest in the first two quarters and in 1997 excess funds have been available for investment. The Bank's portfolio remains concentrated in US government and agency securities and New York State Municipal Bonds. This concentration provides a source of liquidity and cash flows, reduces risk factors and improves tax status.

        The annualized return on average assets at June 30, 1997 was 1.17%. The return on average assets at December 31, 1996 was 1.20%. The Bank's annualized return on average equity at June 30, 1997 was 10.93% compared to 10.72% at December 31, 1996. The capital to assets ratio at June 30, 1997 of 11.03% compares to 11.37% at December 31, 1996. Total assets have increased $12.5 million or 8.9% since December 31, 1996.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS
---------------------------------------------

        Net interest income for the quarter ending June 30, 1997 increased 11.2% over the same six month period in 1996. Interest income on loans and securities increased 13.9%. Interest expense on deposits increased 18%. The Bank's year-to-date net interest margin was 4.68% declining slightly from 4.71% as of June 1996. The year-to-date yield on total earning assets was 8.30% at June 30, 1997, increasing from 8.21% as of June 30, 1996. Yields on US treasury securities and municipal bonds have been computed on a tax-equivalent basis. Comparatively, the year-to-date cost of funds on interest-bearing deposit balances at June 30, 1997 was 4.11% increasing from 3.97% in June 1996. This is largely due to the change in the deposit mix as customers migrated out of regular savings products into higher yielding certificates.


        The year-to-date provision for credit losses was $30 thousand through June 30, 1997. The provision was also $30 thousand for the same period last year. Management remains confident in the loan portfolio and in the overall adequacy of the reserve for credit losses in relation to the quality and size of the loan portfolio.

        Net operating expenses increased 3.7% for the quarter ending June 30, 1997 compared to the same six month period in 1996. This compares with a 10% increase in the second quarter of 1996 over the second quarter of 1995. The increase in 1996 over 1995 was the result of the initial phase of the $2.5 million expansion plan. In 1997, occupancy expense increased 33.2% over the second quarter of 1996 due to the second phase of that plan, which included the opening of a newly-constructed facility in Evans, NY in May of 1996 and the renovation of the Main Street, Angola building. These costs have also increased due to the Bank's investment in technologically up-to-date check processing equipment and a new mainframe computer system. Salaries and benefits, supplies and advertising decreased from levels recorded at June 30, 1996.

        Net income for the second quarter of $869 thousand reflects an increase of 15.1% over the second quarter of 1996. The effective combined income tax rate for the first six months of 1997 was 31.8% compared to 28.8% for the same period in 1996.

PART II - OTHER INFORMATION                                               PAGE 8
---------------------------

ITEM 1. Legal Proceedings - None to report.

ITEM 2. Changes in Securities - None to report except for the five-for-one stock split which was effective May 1, 1997 and reported in the Registrant's Form 10-Q for the quarter ended March 31, 1997.

ITEM 3. Defaults upon Senior Securities - None to report.

ITEM 4. Submission of Matters To a Vote of Security Holders--none to report:

        Except for the annual shareholders meeting held on April 29, 1997 reported in the Form 10-Q filed for the quarter ended March 31, 1997.


ITEM 5. Other Information - None to Report.


ITEM 6. Exhibits and Reports on Form 8-K

        Exhibit 27 - Financial Data Schedule

                                   SIGNATURES
                                   ----------




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                              Evans Bancorp, Inc.




DATE
August 13, 1997                          /s/Richard M. Craig
                                         -------------------------------------
                                         Richard M. Craig
                                         President and Chief Executive Officer



DATE
August 13, 1997                          /s/James Tilley
                                         -------------------------------------
                                         James Tilley
                                         Senior Vice President