Form 10-Q
period 1997-09-30
EVANS BANCORP INC
filed 1997-11-12
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended    September 30, 1997
                                    ---------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

           Commission file number     0-18539
                                   -----------------------------------

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


                                 (716) 549-1000
                -----------------------------------------------
                           (Issuer's telephone number)

                                 Not applicable
                -----------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check (X) whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.50 Par Value--1,698,950 shares as of October 31, 1997

                                      INDEX


                       EVANS BANCORP, INC. AND SUBSIDIARY

                                                                                                PAGE

PART 1.   FINANCIAL INFORMATION
-------------------------------

Item 1.           Financial Statements (Unaudited)

                  Consolidated balance sheets--September 30, 1997 and
                  December 31, 1996                                                                  1

                  Consolidated statements of income--Three months
                  ended September  30, 1997 and 1996                                                 2

                  Consolidated statements of income--Nine months
                  ended September 30, 1997 and 1996                                                  3

                  Consolidated statements of cash flows--Nine months                                 4
                  ended September  30, 1997 and 1996

                  Notes to consolidated financial statements--
                  September  30, 1997 and 1996                                                       6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                7


PART II.  OTHER INFORMATION                                                                          8
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

PART I - FINANCIAL INFORMATION                                           PAGE 1
ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                                      September 30,     December 31,
              ASSETS                                                      1997               1996
                                                                     --------------    ---------------

     Cash and due from banks                                          $  6,012,688      $   5,662,231
     Interest bearing deposits in other banks                                    0                  0
     Federal Funds sold                                                  2,800,000          1,450,000
     Securities:
        Classified as available-for-sale, at fair value                 35,703,190         30,201,120
        Classified as held-to-maturity, at amortized cost                6,547,881          5,853,204
     Loans, net                                                         97,777,001         92,087,902
     Premises and equipment, net                                         3,976,845          3,748,663
        Other assets                                                     2,477,820          1,894,937
                                                                      ------------      -------------

                                                                      $155,295,425      $ 140,898,057
                                                                      ============      =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
        Demand                                                        $ 23,978,354      $  20,149,152
        NOW and money market accounts                                    6,791,755          6,437,613
        Regular savings                                                 45,513,002         42,136,290
        Time Deposits, $100,000 and over                                17,768,059         14,096,821
        Other time accounts                                             41,981,762         40,641,503
                                                                      ------------      -------------

                                                                       136,032,932        123,461,379
     Dividend Payable                                                      509,685            169,895
     Other liabilities                                                   2,259,212          1,756,700
                                                                      ------------      -------------

                                                                       138,801,829        125,387,974
                                                                      ------------      -------------



STOCKHOLDERS' EQUITY
     Common Stock, $.50 par value; 10,000,000
        shares authorized; 1,698,950 and 339,790
        shares issued and outstanding                                      849,475            849,475
     Surplus                                                            10,990,720         10,990,720
     Retained earnings                                                   4,531,589          3,692,659
     Unrealized gains/(losses) on  available for sale securities           121,812            (22,771)
                                                                      ------------      -------------

                                                                        16,493,596         15,510,083
                                                                      ------------      -------------

                                                                      $155,295,425      $ 140,898,057
                                                                      ============      =============


See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                           PAGE 2
ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             For the Three Months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                       1997            1996
                                                    ----------      -----------
INTEREST INCOME
     Loans                                          $2,216,758      $ 1,955,251
     Federal funds sold                                 26,428           31,219
     Securities:
       Taxable                                         343,602          361,765
       Non-taxable                                     249,015          182,968
     Deposits in other banks                                 0            4,068
                                                    ----------      -----------

                                                     2,835,803        2,535,271
INTEREST EXPENSE
     Deposits                                        1,142,744          965,096
     Short Term Borrowing                                4,309              426
                                                    ----------      -----------
NET INTEREST INCOME                                  1,688,750        1,569,749

PROVISION FOR CREDIT LOSSES                             15,000           15,000
                                                    ----------      -----------
NET INTEREST INCOME AFTER
     PROVISION FOR CREDIT LOSSES                     1,673,750        1,554,749
                                                    ----------      -----------

NON-INTEREST INCOME:
     Service charges                                   169,866          170,108
     Other                                              70,577           93,047
     Gains/(Losses) on Securities Transactions           1,990          (54,516)
                                                    ----------      -----------
                                                       242,433          208,639
                                                    ----------      -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                    637,514          722,775
     Occupancy                                         188,002          163,876
     Supplies                                           25,332           28,048
     Repairs and maintenance                            43,634           35,312
     Advertising and public relations                   35,452           29,735
     Professional services                              88,232           52,657
     FDIC assessments                                    4,074              500
     Other                                             227,165          272,643
                                                    ----------      -----------

                                                     1,249,405        1,305,546
                                                    ----------      -----------

     Income before income taxes                        666,778          457,842
                                                    ----------      -----------

PROVISION FOR INCOME TAXES                             186,925           54,155
                                                    ----------      -----------

NET INCOME                                          $  479,853      $   403,687
                                                    ==========      ===========

NET INCOME PER COMMON SHARE                         $     0.28      $      0.24
                                                    ==========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES             1,698,950        1,698,950
                                                    ==========      ===========

See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                            PAGE 3
ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              For the Nine Months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                                  1997              1996
                                              -----------       -----------
INTEREST INCOME
     Loans                                    $ 6,492,576       $ 5,530,212
     Federal funds sold                            97,651           161,508
     Securities:
         Taxable                                1,097,298         1,092,056
         Non-taxable                              668,801           577,311
     Deposits in other banks                            0            20,889
                                              -----------       -----------

                                                8,356,326         7,381,976
INTEREST EXPENSE
     Deposits                                   3,406,777         2,884,999
     Short Term Borrowing                           6,668               509
                                              -----------       -----------
NET INTEREST INCOME                             4,942,881         4,496,468

PROVISION FOR CREDIT LOSSES                        45,000            45,000
                                              -----------       -----------
NET INTEREST INCOME AFTER
     PROVISION FOR CREDIT LOSSES                4,897,881         4,451,468
                                              -----------       -----------

NON-INTEREST INCOME:
     Service charges                              498,623           496,234
     Other                                        172,672           207,468
     Losses on Securities Transactions             (7,750)          (45,475)
                                              -----------       -----------
                                                  663,545           658,227
                                              -----------       -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits             1,890,647         1,983,151
     Occupancy                                    570,024           450,776
     Supplies                                      67,903            84,396
     Repairs and maintenance                      116,972           108,454
     Advertising and public relations              92,389            99,910
     Professional services                        202,561           159,950
     FDIC assessments                              11,200             1,500
     Other                                        669,391           704,158
                                              -----------       -----------

                                                3,621,087         3,592,295
                                              -----------       -----------

     Income before income taxes                 1,940,339         1,517,400
                                              -----------       -----------

PROVISION FOR INCOME TAXES                        591,725           359,195
                                              -----------       -----------

NET INCOME                                    $ 1,348,614       $ 1,158,205
                                              ===========       ===========

NET INCOME PER COMMON SHARE                   $      0.79       $      0.68
                                              ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES        1,698,950         1,698,950
                                              ===========       ===========


See Notes to Consolidated Financial Statements.

ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                  1997              1996
                                                              ------------       ------------

OPERATING ACTIVITIES
     Interest received                                        $  7,953,798       $  7,272,615
     Fees and commissions received                                 725,455            797,043
     Interest paid                                              (3,341,151)        (2,855,095)
     Cash paid to suppliers and employees                       (3,482,480)        (3,382,858)
     Income taxes paid                                            (608,750)          (559,443)
                                                              ------------       ------------

                   Net cash provided by operating
                    activities                                   1,246,872          1,272,262
                                                              ------------       ------------


INVESTING ACTIVITIES
     Available for sale securities
       Purchases                                               (20,390,722)       (13,607,497)
       Proceeds from sales                                      14,641,489         10,732,162
       Proceeds from maturities                                    407,731          4,279,114
     Held to maturity securities
       Purchases                                                (2,261,519)        (1,062,002)
       Proceeds from sales                                               0                  0
       Proceeds from maturities                                  1,607,944          1,250,154
     Additions to bank premises and equipment                     (509,822)        (1,373,081)
     Increase in loans, net of repayments                       (7,444,229)       (11,919,346)
     Proceeds from sales of loans                                1,726,206          2,111,011
                                                              ------------       ------------

                   Net cash used in investing activities       (12,222,922)        (9,589,485)
                                                              ------------       ------------


FINANCING ACTIVITIES
     Increase in deposits                                       12,571,553         10,700,983
     Cash Dividends Paid                                          (169,895)           (40,503)
                                                              ------------       ------------

                   Net cash provided by financing
                     activities                                 12,401,658         10,660,480
                                                              ------------       ------------


Net increase in cash and cash
     equivalents                                                 1,425,608          2,343,257

Cash and cash equivalents, January 1                             7,112,231          6,443,256
                                                              ------------       ------------

Cash and cash equivalents, September 30                       $  8,537,839       $  8,786,513
                                                              ============       ============


See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                           PAGE 5
ITEM I - FINANCIAL STATEMENTS



                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                    1997              1996
                                                                 -----------       -----------

RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                  $ 1,348,614       $ 1,158,205
                                                                 -----------       -----------

     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                259,441           218,979
        Provision for credit losses                                   45,000            45,000
        (Gain)/Loss on sale of assets                                (15,076)           20,015
     Changes in:
        Accrued interest payable                                      72,294            30,413
        Accrued interest receivable                                 (357,620)          (60,423)
        Other liabilities                                             40,954           (40,648)
        Other assets                                                (146,735)          (99,279)
                                                                 -----------       -----------

     Total adjustments                                              (101,742)          114,057
                                                                 -----------       -----------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                             $ 1,246,872       $ 1,272,262
                                                                 ===========       ===========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:

Transfers of available for sale securities to  held              $         0       $         0
to maturity securities                                           ===========       ===========


Net unrealized gain/(loss) on available for sale securities      $   179,137       ($  186,687)
                                                                 ===========       ===========

See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                           PAGE 6
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1997 AND 1996
                                   (UNAUDITED)

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

        The results of operations for the nine month period ending September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

PART I - FINANCIAL INFORMATION                                           PAGE 7
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS



MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

        Total deposits increased 10.18% over the first nine months of 1997. This compares to an increase of 9.82% over the first nine months of 1996. Demand deposits have increased 19%, regular savings have increased 8.01%, NOW account balances increased 5.50% and other time accounts are up 3.30%. The Bank introduced a new tiered savings product in May which has attracted new deposits, and the impact of the expansion of the Bank's trade area is also reflected in increased balances. Time deposits over $100,000 have increased 26.04%, largely due to additional municipal deposits obtained through the competitive bidding process.

        Much of the cash provided by deposit growth has been used to fund loans. Total net loans have increased 6.18% since December 31, 1996, reaching a total of $97.8 million. Loan demand has been strong since the last quarter of 1995, and is expected to continue throughout the remainder of 1997. The fixed and variable home equity products remain popular contributing to an increase in consumer loans over 1996 and the commercial sector of the portfolio has also grown significantly. Growth has not only outpaced runoff, but has offset sales of $1.1 million in New York State Higher Education Loans to the Student Loan Marketing Association ("SLMA") and $691 thousand in residential mortgages to the Federal National Mortgage Association ("FNMA").

        Despite the growth in loans, excess funds have been available for investment. The securities portfolio has increased 17.19% between December 31, 1996 and September 30, 1997 compared to a decrease of 5.53% between December 31, 1995 and September 30, 1996. The Bank's portfolio remains concentrated in US government agency securities and New York State municipal bonds. This concentration provides a source of liquidity and cash flows, reduces risk factors and improves tax status.

        The annualized return on average assets ("ROAA") at September 30, 1997 was 1.20%. The ROAA was also 1.20% at December 31, 1996. The Bank's annualized return on average equity at September 30, 1997 was 11.14%. At December 31, 1996 the return on average equity was 10.72%. The capital to assets ratio at September 30, 1997 of 10.89% compares to 11.37% at December 31, 1996. Total assets have increased 10.22% since December 31, 1996.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS
---------------------------------------------

        Net interest income for the quarter ending September 30, 1997 increased 7.58% over the same three month period in 1996. Interest income on loans and securities increased 13.20%, interest expense on deposits increased 18.09%. The year-to-date interest margin was 4.69% as of September 30, 1997 versus 4.79% as of September 30, 1996. The year-to-date tax-equivalent yield on total earning assets was 8.29%, increasing from 8.27% at September 30, 1996. Comparatively, the year-to-date cost of funds on interest-bearing deposit balances at September 30, 1997 was 4.10% increasing from 3.97% at September 30, 1996, largely due to customer movement towards higher yielding products, particularly certificates of deposit.

        The year-to-date provision for credit losses was $45,000 through September 30, 1997. The provision was also $45,000 for the same period last year. Management remains confident in the loan portfolio and in the overall adequacy of the reserve for credit losses in relation to the quality and size of the loan portfolio.

        Net operating expenses increased .80% over September 30, 1996. This compares to an increase of 15.22% in September 1996 over September 1995. Categories such as salaries and benefits, occupancy, supplies, repair and maintenance and advertising were all impacted by the Bank's expansion in 1996. In 1997, net operating expenses have remained stable. Reductions in salary expense have been possible in part, as a result of purchasing technologically-advanced check processing and statement imaging equipment. There has been an increase in occupancy expense, however, due to the depreciation of that equipment, as well as a full nine months of depreciation related to the Evans facility which opened in May 1996. Professional service costs have also been higher over the first nine months of 1997 due to additional legal and accounting expenses related to the stock split and dividend reinvestment plan as well as the cost of an analyst hired to identify areas where efficiency can be improved and costs can be reduced.

        Net income for the third quarter of $1.3 million reflects an increase of 16.44% over the third quarter of 1996. The effective combined tax rate for the first nine months of 1997 was 30.5% compared to 23.67% for the same period in 1996. A change in the components used in the calculation of deferred taxes resulted in a lower effective tax rate in 1996.

PART II - OTHER INFORMATION                                              PAGE 8
---------------------------

ITEM 1.         Legal Proceedings - None to report

ITEM 2.         Changes in Securities - None to report

ITEM 3.         Defaults upon Senior Securities - None to report

ITEM 4. Submission of Matters To a Vote of Security Holders--None to report



ITEM 5.         Other Information:

                On August 19, 1997, the Board of Directors declared a cash dividend of $.30 per share payable on October 21, 1997 to shareholders of record on October 1, 1997.

ITEM 6.         Exhibits:
                Filed Here With:

Exhibit                       Description                                 Page
-------                       -----------                                 ----

27.1            Financial Data Schedule as of September 30, 1997

                                   SIGNATURES
                                   ----------



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                      Evans Bancorp, Inc.




DATE
November 07, 1997                          /Richard M. Craig
                                           -------------------------------------
                                           Richard M. Craig
                                           President and Chief Executive Officer



DATE
November 07, 1997                          /James Tilley
                                           -------------------------------------
                                           James Tilley
                                           Senior Vice President