Form 10-K
period 1997-12-31
EVANS BANCORP INC
filed 1998-03-30
CIK 842518

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For fiscal year ended: December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                         Commission file number: 0-18539
                                                 -------

                               EVANS BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   New York                           16-1332767
          -------------------------------         ----------------
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)


       14-16 North Main Street, Angola, New York         14006
       -----------------------------------------       ----------
       (Address of principal executive offices)        (Zip Code)


       Registrant's telephone number (including area code)(716) 549-1000
       -----------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class               Name of Exchange on Which Registered
       -------------------               ------------------------------------

       None                                         N/A

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.50 per share
                     --------------------------------------
                                (Title of Class)

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

        As of February 28, 1998, the aggregate market value of the registrant's common stock, $.50 par value, (the "Common Stock") held by nonaffiliates of the registrant was approximately $53,152,240 based upon the per share prices known to management at which the Company's Common Stock has actually been transferred in private transactions prior to that date. There is not, and has never been, an organized public trading market for the registrant's shares.

        As of February 28, 1998, 1,698,950 shares of the registrant's Common Stock were outstanding.


                                  Page 1 of 89
                            Exhibit Index on Page 34

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Registration Statement on Form 10, as amended by Amendment Nos. 1 and 2 (Registration No. 0-18539), the Registrant's Registration Statement on Form S-4 (Registration No. 33-25321), and the Registrant's Report on form 10-QSB for the period ended March 31, 1995, and the Registrant's Report on Form 10-KSB for the period ended December 31, 1995 and the Registrant's Reports on Form 10-Q for the periods ended June 30, 1996 and March 31, 1997 are incorporated by reference in Part IV of this Form 10-K.

        Portions of the Registrant's 1997 Annual Report to Shareholders are incorporated by reference in Part II of this Form 10-K.

                                TABLE OF CONTENTS

                                      INDEX

                                     PART I


                                                                            Page
                                                                            ----

Item 1.     BUSINESS..........................................................5
            --------

            Evans Bancorp, Inc. ..............................................5
            Evans National Bank ..............................................5
            Market Area ......................................................5
            Average Balance Sheet Information.................................5
            Securities Activities.............................................7
                   Securities Policy..........................................8
            Lending Activities ...............................................9
                   General ...................................................9
                   Real Estate Loans ........................................10
                   Commercial Loans..........................................10
                   Installment Loans.........................................11
                   Student Loans ............................................11
                   Other Loans ..............................................11
                   Loan Maturities...........................................12
                   Credit Losses.............................................12
            Sources of Funds - Deposits .....................................14
                   General...................................................14
                   Deposits..................................................14
            Employees .......................................................14
            Competition .....................................................14
            Asset and Liability Management ..................................15
            Regulation ......................................................15
            Monetary Policy..................................................17

Item 2.     PROPERTIES.......................................................18
            ----------

Item 3.     LEGAL PROCEEDINGS................................................18
            -----------------

Item 4.     SUBMISSION OF MATTERS
            ---------------------
            TO A VOTE OF SECURITY HOLDERS....................................18
            -----------------------------

                                     PART II

                                                                           Page
                                                                           ----

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            -------------------------------------
            AND RELATED STOCKHOLDER MATTERS..................................19
            -------------------------------

Item 6.     SELECTED FINANCIAL DATA .........................................20
            -----------------------

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            ------------------------------------
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................21
            ------------------------------------------------

Item 8.     FINANCIAL STATEMENTS ............................................27
            --------------------

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ---------------------------------------------
            ON ACCOUNTING AND FINANCIAL DISCLOSURES..........................27
            ---------------------------------------


                                    PART III
                                    --------



Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF
            -----------------------------------
            THE REGISTRANT...................................................27
            --------------

Item 11.    EXECUTIVE COMPENSATION...........................................31
            ----------------------

Item 12.    SECURITY OWNERSHIP OF CERTAIN
            -----------------------------
            BENEFICIAL OWNERS AND MANAGEMENT.................................33
            --------------------------------

Item 13.    CERTAIN RELATIONSHIPS AND
            -------------------------
            RELATED TRANSACTIONS.............................................34
            --------------------


                                     PART IV
                                     -------


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
            ---------------------------------------
            AND REPORTS ON FORM 8-K .........................................34
            -----------------------

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

        As of December 31, 1997, the Bank had total assets of $158,542,163, total deposits of $138,391,327 and total stockholders' equity of $17,039,300.



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

                                      - 6 -



                                                               1997                                        1996
                                                               ----                                        ----

                                                Average                        Yield/        Average                         Yield/
                                                Balance       Interest          Rate          Balance        Interest          Rate
Assets                                          ($000)         ($000)          ($000)                         ($000)
Interest-earning assets:

  Loans, Net                                   $ 96,511      $  8,633           8.95%      $ 81,591        $  7,382           9.05%

  Taxable securities                             21,071         1,373           6.52%        22,837           1,428           6.25%

  Tax-exempt securities                          20,524           945           4.60%        15,676             765           4.88%

  Federal funds sold                              2,266           123           5.43%         3,791             202           5.33%

  Time deposits in other banks                        0             0           0.00%           428              23           5.37%
                                               --------      --------       --------       --------        --------

Total interest-earning assets                   140,372        11,074           7.89%       124,323           9,800           7.88%



Noninterest-earning assets

  Cash and due from banks                         5,407                                       5,531

  Premises and equipment, net                     3,830                                       3,362

  Other assets                                    2,228                                       1,888
                                               --------                                    --------

           Total                               $151,837                                    $135,104
                                               ========                                    ========

LIABILITIES & SHAREHOLDER'S EQUITY

Interest-bearing liabilities:

  NOW accounts                                 $  6,700      $     71           1.06%      $  6,402        $     80           1.25%

  Savings deposits                               44,610         1,203           2.70%        45,042           1,250           2.78%

  Time deposits                                  60,257         3,302           5.48%        46,568           2,583           5.55%

  Fed Funds Purchased & Securities                  425            12           2.82%             0               0              0%
                                               --------      --------       --------       --------        --------        -------
  Sold U/A to Repurchase

Total interest-bearing liabilities              111,992         4,588           4.10%        98,012           3,913           3.99%

Noninterest-bearing liabilities:

  Demand deposits                                21,756                                      20,360

  Other                                           1,899                                       1,805
                                               --------                                    --------

                                               135,647                                      120,177

Shareholders' equity                            16,190                                       14,927
                                              --------                                     --------

           Total                              $151,837                                     $135,104
                                              ========                                     ========

Net interest earnings                                        $  6,486                                      $  5,887
                                                             ========                                      ========

Net yield on interest earning assets                                            4.19%                                         4.67%



In 1997, the Company's interest income increased by $1,273,036 over 1996, compared to an increase of $573,315 in 1996 over 1995. Also, interest expense on deposits increased by $675,295 in 1997 over 1996 compared to an increase of $493,979 in 1996 over 1995. The following table segregates these changes for the past two years into amounts attributable to changes in volume and changes in rates by major categories of assets and liabilities. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.



                                                           1997 Compared to 1996                     1996 Compared to 1995
                                                        Increase (Decrease) Due to                  Increase (Decrease) Due to
                                                      ------------------------------------------------------------------------------

                                                                                      (thousands)

                                                       Volume          Rate        Total        Volume         Rate           Total
                                                       ------          ----        -----        ------         ----           -----

Interest earned on:

  Loans                                               $ 1,335       $   (83)      $ 1,251       $   820       $  (198)      $   622

  Taxable securities                                     (120)           65           (55)           20            26            46

  Tax-exempt securities                                   219           (40)          179            20           (17)            3

  Federal funds sold                                      (83)            4           (79)          (50)          (25)          (75)

  Time deposits in other banks                            (23)            0           (23)          (18)           (5)          (23)
                                                      -------       -------       -------       -------       -------       -------

Total interest-earning assets                         $ 1,328       $   (54)      $ 1,273       $   792       $  (219)      $   573
                                                      =======       =======       =======       =======       =======       =======



Interest paid on:

  NOW accounts                                        $     4       $   (13)      $    (9)      $    (5)      $   (15)      $   (20)

  Savings deposits                                        (12)          (35)          (47)          (59)            7           (52)

  Time deposits                                           750           (31)          719           551            15           566

  Federal Funds Purchased &                                12             0            12             0             0             0
                                                      -------       -------       -------       -------       -------       -------
  Securities Sold U/A Repurch

Total interest-bearing liabilities                    $   754       $   (79)      $   675       $   487       $     7       $   494
                                                      =======       =======       =======       =======       =======       =======




SECURITIES ACTIVITIES

        Income from securities represented approximately 20.9% of total interest income of the Company in 1997 and approximately 22.4% of total interest income of the Company in 1996. At December 31, 1997, the Bank's securities portfolio of $40,400,374 consisted primarily of United States ("U.S.") and federal agency obligations, state and municipal securities, corporate bonds and mortgage-backed securities by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corp.

        In 1994, the Bank adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, all securities in the Bank's portfolio are now designated as "held to maturity" or "available for sale".

        The following table summarizes the Bank's securities with those designated as available for sale at fair value and securities designated as held to maturity valued at amortized cost as of December 31, 1997 and 1996:


                                                                            1997                    1996
                                                                            ----                    ----

                                                                           ($000)                  ($000)

Available for Sale:

U.S. Treasury and other U.S. government agencies                        $ 13,025                $ 14,570

States and political subdivisions in the U.S.                             19,867                  14,808

Other                                                                        930                     823
                                                                        --------                --------

     Total Securities Designated as Available for Sale                  $ 33,822                $ 30,201
                                                                        ========                ========

Held to Maturity:

U.S. Treasury and other U.S. government agencies                           3,483                   3,948

States and political subdivisions in the U.S.                              3,095                   1,905
                                                                        --------                --------

     Total Securities Designated as Held to Maturity                    $  6,578                $  5,853
                                                                        ========                ========

     Total Securities                                                   $ 40,400                $ 36,054
                                                                        ========                ========



SECURITIES POLICY. The Bank's asset liability management policy encompasses the areas of securities, capital, liquidity and interest sensitivity. The primary objective of the securities portfolio is to provide liquidity while maintaining safety of principal. Secondary objectives include investment of funds in periods of decreased loan demand, interest sensitivity considerations, providing collateral to secure local municipal deposits, supporting local communities through the purchase of tax-exempt securities and tax planning considerations. The Board of Directors of the Bank is responsible for establishing overall policy and reviewing performance.

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

The following table sets forth the maturities and weighted average interest yields of the Bank's securities portfolio (yields on tax-exempt obligations have been computed on a tax equivalent basis) as of December 31, 1997:


                                                                                Maturing
                                             ---------------------------------------------------------------------------------------
                                                   Within          After One But           After Five But            After
                                                  One Year       Within Five Years        Within Ten Years          Ten Years
                                             ---------------------------------------------------------------------------------------

                                             Amount     Yield    Amount         Yield   Amount           Yield   Amount      Yield
                                             ------     -----    ------         -----   ------           -----   ------      -----

                                             ($000)                ($000)                 ($000)                 ($000)

CLASSIFIED AS AVAILABLE FOR SALE
AT FAIR VALUE:

U.S. Treasury and other U.S.               $     0           0%  $ 7,732          6.19% $ 4,653          6.94% $   640        9.74%
government agencies

States and political subdivisions            1,138        6.79     4,581          6.58    9,741          7.15    4,407        7.38

Other                                          930        6.37         0          0.00        0          0.00        0        0.00
                                           -------      ------   -------       -------  -------         -----  -------

     Total Available for Sale              $ 2,068        6.60   $12,313          6.33  $14,394          7.08  $ 5,047        7.67

CLASSIFIED AS HELD TO MATURITY
AT AMORTIZED COST:

U.S. Treasury and other U.S.                     0        0.00         0          0.00        0          0.00    3,483        6.40
government agencies

States and political subdivisions            2,606        6.26       216          8.37       63          8.74      210        8.75
                                           -------               -------                   ----       -------  -------     -------

     Total Held to Maturity                  2,606        6.26       216          8.37       63          8.74    3,693        6.53
                                           -------               -------                   ----       -------  -------     -------

     Total Securities                      $ 4,674        6.41   $12,529          6.36  $14,457          7.08  $ 8,740        7.18
                                           =======               =======                =======                =======


        At December 31, 1997, approximately $16,508,000 of the Bank's securities portfolio were obligations of the U.S. Treasury and other U.S. government agencies. Additionally, at December 31, 1997, the Bank had $4,515,000 in Federal Funds Sold.


LENDING ACTIVITIES

        GENERAL. The Bank has a loan policy which is approved by the Board of Directors on an annual basis. The loan policy addresses the lending authorities of Bank officers, charge off policies, desired portfolio mix, loan approval guidelines and loan pricing.

        The Bank offers a variety of loan products to its customers including residential and commercial real estate mortgage loans, commercial loans, installment loans and student loans. The Bank primarily extends loans to customers located within the Western New York area. Income on loans represented approximately 78.0% of the total interest income of the Company in 1997 and approximately 75.3% of total interest income in 1996. The Bank's loan portfolio after unearned discounts, loan origination costs and allowances for credit losses totalled $101,627,427 and $92,087,902 at December 31, 1997 and December 31, 1996, respectively. At December 31, 1997, the Bank had established $609,539 as an allowance for credit losses which is approximately 0.59% of total loans. This compares with $546,954 at December 31, 1996 which was also approximately 0.59% of total loans. The net loan portfolio represented approximately 64.1% and 65.4% of the Bank's total assets at December 31, 1997 and December 31, 1996, respectively.

        REAL ESTATE LOANS. Approximately 86.2% of the Bank's loan portfolio at December 31, 1997 consisted of real estate loans or loans collateralized by mortgages on real estate including residential mortgages, commercial mortgages and other types of real estate loans. The Bank's real estate loan portfolio was $88,137,842 at December 31, 1997, compared to $80,110,342 at December 31, 1996.
The real estate loan portfolio increased approximately 10.0% in 1997 over 1996 compared to an increase of 28.2% in 1996 over 1995.

        Commercial real estate loan growth of 15.2% during 1997 reflected a continued strong market resulting partially from low interest rates which encouraged real estate acquisition and expansion. This represented a more normalized growth rate from the 44.4% experienced in 1996. The residential real estate loan portfolio declined by 6.9% as the Bank continued to sell the majority of mortgage originations to the Federal National Mortgage Association ("FNMA"), while retaining servicing rights. This arrangement allows the Bank to offer long term fixed rate mortgages without undue rate risk, while retaining customer relationships. The Bank also earns an annual servicing fee on all mortgages sold.

        The Bank offers fixed rate residential mortgages with terms of ten to thirty years with up to an 80% loan-to-value ratio. Fixed rate residential mortgage loans outstanding totalled $19,897,821 at December 31, 1997, which was approximately 19.5% of total loans outstanding. In 1995, the Bank entered into a contractual arrangement with the Federal National Mortgage Association ("FNMA") whereby mortgages can be sold to FNMA and the Bank retains the servicing rights. In 1997, approximately $1,225,475 of mortgages were sold to FNMA under this arrangement compared to $1,316,180 of mortgages sold in 1996. The Bank currently retains the servicing rights on $2.7 million in mortgages sold to FNMA.

        In 1993, the Bank began offering adjustable rate residential mortgages with terms of up to thirty years. Rates on these mortgages remain fixed for the first three years and are adjusted annually thereafter. On December 31, 1997, the Bank's outstanding adjustable rate mortgages were $3,977,168 or 3.9% of total loans. This balance did not include any construction mortgages.

        The Bank also offers commercial mortgages with up to a 75% loan-to-value ratio for up to fifteen years on a variable and fixed rate basis. Many of these mortgages either mature or are subject to a rate call after three to five years. The Bank's outstanding commercial mortgages were $44,594,435 at December 31, 1997, which was approximately 43.6% of total loans outstanding. This balance included $6,949,346 in fixed rate and $37,645,089 in variable rate loans.

        The Bank also offers other types of loans collateralized by real estate such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to fifteen years and up to a 80% loan-to-value ratio. At December 31, 1997, the real estate loan portfolio included $15,817,342 of home equity loans outstanding which represented approximately 15.5% of its total loans outstanding. This balance included $8,388,085 in variable rate and $7,429,257 in fixed rate loans.

        The Bank also offers real estate-construction loans at up to a 80% loan-to-value ratio at fixed interest rates and multiple maturities. At December 31, 1997, fixed rate real estate-construction loans outstanding were $615,808 or 0.61% of the Bank's loan portfolio, and adjustable rate construction loans outstanding were $2,154,910 or 2.1% of the portfolio.

        As of December 31, 1997, approximately $1,276,000 or 1.4% of the Bank's real estate loans were 30 to 90 days delinquent, $339,000 or 0.38% of the bank's real estate loans were more than 90 days delinquent and approximately $550,000 or 0.62% of real estate loans were nonaccruing.

        COMMERCIAL LOANS. The Bank offers commercial loans on a secured and unsecured basis including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank's commercial loan portfolio totaled $8,938,560 and $6,993,852 at December 31, 1997 and December 31, 1996,
respectively. Commercial loans represented approximately 8.7% and 7.6% of the Bank's total loans at December 31, 1997 and December 31, 1996, respectively. The commercial loan portfolio increased $1,944,708 or 27.8% in 1997.

        Commercial lending entails significant additional risk as compared with real estate loans. These loans typically involve larger loan balances to single borrowers or groups of related borrowers. Collateral, where applicable, may consist of inventory, receivables, equipment and other business assets. Eighty-seven percent of the Bank's commercial loans are variable rate which are tied to the prime rate. The Bank's ability to lend larger amounts to any one borrower is subject to regulation by the Comptroller of the Currency. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.

        As of December 31, 1997, approximately $75,000 or 0.84% of the Bank's commercial loans were 30 to 90 days past due, none of its commercial loans were more than 90 days past due and $50,000 or 0.56% of its commercial loans were nonaccruing.

        INSTALLMENT LOANS. The Bank's installment loan portfolio (which includes commercial and automobile loans, personal loans and revolving credit card balances) totaled $2,517,892 and $2,646,246 at December 31, 1997 and December 31, 1996, respectively, representing approximately 2.5% of the Bank's total loans at December 31, 1997 and 2.9% of the Bank's total loans at December 31, 1996. Traditional installment loans are offered at fixed interest rates with various maturities up to 60 months, on a secured and unsecured basis. On December 31, 1997, the installment loan portfolio included $223,071 in fixed rate card balances at an interest rate of 15.6% and $33,542 in the variable rate option. As of December 31, 1997, approximately $118,000 or 4.7% of the Bank's installment loans were 30-90 days past due and approximately $17,000 or 0.7% of the Bank's installment loans were more than 90 days past due. Approximately $27,000 or 1.07% of the Bank's installment loans were nonaccruing.

        STUDENT LOANS. The Bank's student loan portfolio totaled $1,731,492 at December 31, 1997 and $1,692,334 at December 31, 1996. Student loans represented 1.7% of the total loan portfolio in 1997 and 1.8% of the total loan portfolio in 1996. These loans are guaranteed by the federal government and the New York State Higher Education Assistance Corporation. The Bank offers student loans at variable interest rates with terms of up to 10 years. In 1995, the Bank entered into a contract with the Student Loan Marketing Association. Under terms of this agreement, SLMA services the Bank's loans to students who are still in school and subsequently purchases those loans when the student goes into repayment. The Bank sold $1,087,051 and $1,242,276 of its student loans to SLMA in 1997 and 1996 respectively. Student loan products have been expanded to include Federal Plus and HEAL loans.

        OTHER LOANS. Other loans totaled $509,935 at December 31, 1997 and $769,322 at December 31, 1996. Other loans consisted primarily of loans to municipalities, hospitals, churches and non-profit organizations. These loans are at fixed or variable interest rates with multiple maturities. Other loans also include overdrafts.

        The following table summarizes the major classifications of the Bank's loans (net of deferred origination costs) at December 31, 1997, and 1996:

                                                             December 31,
                                                     ---------------------------
                                                         1997            1996
                                                         ----            ----
                                                            (in thousands)

Real Estate                                          $  88,138        $  80,111

Commercial                                               8,939            6,994

Installment                                              2,518            2,646

Student Loans                                            1,731            1,692

All Other                                                  510              769

Net deferred loan origination costs                        401              423
                                                     ---------        ---------

Total Loans                                          $ 102,237        $  92,635
                                                     ---------        ---------

Allowance for credit losses                               (610)            (547)
                                                     ---------        ---------

Net loans                                            $ 101,627        $  92,088
                                                     =========        =========

        LOAN MATURITIES. The following table shows the maturities of commercial and real estate construction loans outstanding as of December 31, 1997 and the classification of loans due after one year according to sensitivity to changes in interest rates:

                                                                                         (in thousands)

                                                                        0-1 Yr.          1-5 Yrs.        Over 5 Yrs.           Total
                                                                       -------           --------        ----------            -----

Commercial                                                             $ 2,351           $ 2,321           $ 4,267           $ 8,939

Real estate construction                                                 1,109             1,421               240             2,770
                                                                       -------           -------           -------           -------

                                                                       $ 3,460           $ 3,742           $ 4,507           $11,709
                                                                       =======           =======           =======           =======

Loans maturing after one year with:

     Fixed rates                                                                         $   641           $   240

     Variable rates                                                                        3,101             4,267
                                                                                         -------           -------

                                                                                         $ 3,742           $ 4,507
                                                                                         =======           =======


CREDIT LOSSES

        The following table summarizes the Bank's non-accrual and past due loans as of December 31, 1997 and December 31, 1996. The Bank had no restructured loans as of those dates. Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credit about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Credit Losses."

                                                               1997         1996
                                                               ----         ----

                                                                 (in thousands)

Nonaccrual loans                                               $627         $180

Accruing loans past due 90 days or more                         360           96
                                                               ----         ----

     Total                                                     $987         $276
                                                               ====         ====



Information with respect to nonaccrual loans at December 31, 1997 and December 31, 1996 is as follows:


                                                                1997        1996
                                                                ----        ----

                                                                  (in thousands)

Nonaccrual loans                                                $627        $180

Interest income that would have been                              58          19
recorded under the original terms

Interest income recorded during the period                         0           0


At December 31, 1997, $627,000 of nonaccrual loans are collateralized.

        The following tables summarize the Bank's allowance for credit losses and changes in the allowance for credit losses by loan categories:





                                                             ANALYSIS OF CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

                                                                             1997                     1996
                                                                             ----                     ----

BALANCE AT BEGINNING OF YEAR                                              $ 546,954                $ 557,961

      CHARGE-OFFS

            Commercial, Financial, Agricultural                                (394)                 (33,741)

            Real Estate - Mortgages                                         (25,000)                       0

            Installment Loans                                               (21,464)                 (42,863)

            Overdrafts                                                            0                        0
                                                                          ---------                ---------

            TOTAL CHARGE-OFFS                                               (46,858)                 (76,604)

      RECOVERIES

            Commercial, Financial, Agricultural                               7,381                      538

            Real Estate - Mortgages                                          32,367                        0

            Installment Loans                                                 8,495                    3,859

            Overdrafts                                                        1,200                    1,200
                                                                          ---------                ---------

            TOTAL RECOVERIES                                                 49,443                    5,597

NET (CHARGEOFFS) RECOVERIES                                                   2,585                  (71,007)

ADDITIONS (REDUCTIONS) CHARGED TO OPERATIONS                                 60,000                   60,000
                                                                          ---------                ---------

BALANCE AT END OF YEAR                                                    $ 609,539                $ 546,954
                                                                          =========                =========




                                                                  ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES


                                                             Balance at       Balance at            Percent of Loans in
                                                              12/31/97         12/31/96                Each Category to
                                                         Attributable to:   Attributable to:            Total Loans:
                                                         ----------------   ----------------            ------------

                                                                                                   1997             1996
                                                                                                   ----             ----

Real Estate Loans                                            $424,257           $259,102           86.6%            86.9%

Commercial Loans                                               58,306            118,461            8.7              7.6

Installment Loans (Includes Credit Cards)                      49,189             45,231            2.5              2.9

Student Loans                                                       0                  0            1.7              1.8

All Other Loans                                                     0                  0            0.5              0.8

Unallocated                                                    77,787            124,160            n/a              n/a
                                                             --------           --------           -----            -----

        Total                                                $609,539           $546,954          100.0%           100.0%
                                                             ========           ========          =====            =====

SOURCES OF FUNDS - DEPOSITS

        GENERAL. Customer deposits represent the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, other sources of funds include loan repayments, loan sales on the secondary market, interest and dividends from investments, matured investments, and borrowings from the Federal Reserve Bank, Federal Home Loan Bank and First Tennessee Bank.

        DEPOSITS. The Bank offers a variety of deposit products including checking, passbook, statement savings, money market, NOW accounts, certificates of deposit and jumbo certificates of deposit. Deposits of the Bank are insured up to the limits provided by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1997, the Bank's deposits totalled $138,391,327 consisting of the following:

Demand deposits                                                     $ 21,680,839
NOW and Money Market accounts                                          7,093,959
Regular savings                                                       44,264,697
Time deposits, $100,000 and over                                      22,873,379
Other time deposits                                                   42,478,453
                                                                      ----------

                                                                    $138,391,327
                                                                    ============


The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank:

                                                                    1997                                   1996
                                                       ------------------------------          ------------------------------

                                                                             Weighted                               Weighted
                                                         Average             Average           Average               Average
                                                         Balance              Rate             Balance                Rate

                                                     (in thousands)                         (in thousands)

Demand Deposits                                        $ 21,756                 ---%          $ 20,122                 ---%

NOW and Money Market Accounts                             6,700                1.06%             6,402                1.25%

Regular Savings                                          44,610                2.66%            45,280                2.76%

Time Deposits                                            60,256                5.48%            46,568                5.55%
                                                       --------                                -------

        Total                                          $133,322                3.43%          $118,372                3.30%
                                                       ========                               ========

        The Bank has a very stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

EMPLOYEES

        As of February 28, 1998, the Bank employed 73 persons on a full-time basis. There were also 11 part-time employees.

COMPETITION

        All phases of the Bank's business are highly competitive. The Bank competes actively with local commercial banks as well as other commercial banks with branches in the Bank's market area of southern Erie County, northern Chautauqua County, and northwestern Cattaraugus County, New York. The Bank considers its major competition to be Marine Midland Bank, and Manufacturers and Traders Trust Company, both headquartered in Buffalo, New York, and also Key Bank, N.A. headquartered in Albany, New York. The Bank is generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

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

        The following table summarizes the interest rate sensitivity analysis for the Bank as of December 31, 1997 for the periods indicated:


                                           0 to 3          4 to 12        One to Five    Over Five
                                           Months           Months           Years         Years

                                                                (in millions)

Interest-earning assets                   $  35.6           $  22.4         $  56.9       $  31.6

Interest-bearing liabilities                 44.4              26.1            68.8             0
                                          -------           -------         -------       -------

Interest sensitivity gap                  $  (8.8)          $  (3.7)        $ (11.9)      $  31.6
                                          =======           =======         =======       =======


        The primary assets and liabilities in the one year maturity range are securities, commercial loans and time deposits. As of December 31, 1997, the Bank's cumulative one year gap ratio (rate sensitive assets divided by rate sensitive liabilities) was .82 as compared to .83 at December 31, 1996 and .88 as of December 31, 1995. The Bank has more liabilities than assets repricing over the next twelve months. However, since liabilities tend to reprice less quickly than assets, management believes that earnings will not be significantly impaired should rates rise.

        The following schedule sets forth the maturities of the Bank's time deposits as of December 31, 1997:


                                                                      Time Deposit Maturity Schedule
                                                                            (in millions)

                                                         0-3            3-6           6-12            Over
                                                         Mos.           Mos.           Mos.          12 Mos.         Total

Time deposits - $100,000 and over                     $  16.8         $  2.8         $  1.7         $   1.5         $  22.8

Other time deposits                                      17.3            6.5            7.6            11.1            42.5
                                                      -------         ------         ------         -------         -------

Total time deposits                                   $  34.1         $  9.3         $  9.3         $  12.6         $  65.3
                                                      =======         ======         ======         =======         =======


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

        Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations and the establishment of branches. Branches may be established within the permitted areas of New York State only after approval by the Comptroller of the Currency.

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

        From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

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

        A comparison of the Bank's capital as of December 31, 1997 and December 31, 1996 with these minimum requirements is presented below:


                                                          Bank
                                        ---------------------------------------------

                                                                           Minimum
                                           1997           1996           Requirements
                                           ----           ----           ------------

Total Risk-based Capital                  16.9%           17.7%                 8%

Tier 1 Risk-based Capital                 16.3%           17.1%                 4%

Leverage Ratio                            10.8%           11.1%               3-5%


As of December 31, 1997, the Bank met all three capital requirements.

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

Item 2. PROPERTIES

        The Bank conducts its business from its main office and five branch offices. The main office is located at 14-16 North Main Street in Angola, New York. The main office facility is 9,344 square feet and is owned by the Bank. This facility is occupied by the Office of the President as well as the Loan and Administration Divisions.

        The Bank also owns three of its five branch offices. One is a 3,900 square foot facility located at 8599 Erie Road in the Town of Evans. Another is a 1,530 square foot facility located at 25 Main Street, Forestville, New York and the third is a 3,650 square foot branch located at 6480 Erie Road, Derby, New York.

          In 1995, the Bank purchased property adjacent to the Derby Office, providing additional parking facilities for customers and enabling future expansion. An existing building on the property has been leased to a tenant for a five year term commencing December 1, 1995. The lease provides for monthly payments of $5,217 in Year One and increasing annually to $5,445 in Year Five.

        The Bank leases branch offices in North Boston and Hamburg. The 1,280 square foot branch office at 7186 North Boston State Road, Boston, New York is occupied pursuant to a land lease which provides for monthly payments of $1,375 through January 1, 2001, with an option to be renewed for an additional five year term. The 3,000 square foot branch office at 5999 South Park Avenue, Hamburg, New York, is occupied pursuant to a twenty year lease which provides for monthly payments of $5,875 for the first five years through October 31, 2000. Thereafter, monthly payments increase annually from $6,162.50 in Year Six to $7,967.50 in Year Twenty.


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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II
                                     -------


Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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


                                    1997                                         1996
                         --------------------------                 ---------------------------

QUARTER                  High                   Low                 High                    Low
-------                  ----                   ---                 ----                    ---

FIRST                   $27.20                $27.20               $23.00                 $22.00

SECOND                  $32.00                $27.20               $27.00                 $23.00

THIRD                   $33.00                $32.00               $27.20                 $27.00

FOURTH                  $38.00                $33.00               $27.20                 $27.20


        Adjusted for five for one stock split which was effective May 1, 1997.


        (b) HOLDERS. As of January 31, 1998, 1,698,950 shares of the Company's Common Stock were outstanding and the number of holders of record of the Common Stock at that date was 1049.

        (c)  DIVIDENDS.

                      CASH DIVIDENDS.
                                 The Company paid a cash dividend of $.124 per
                      share (adjusted for the five for one stock split) on October 1, 1996 to holders of record on August 20, 1996.

                                 The Company paid a cash dividend of $.10 per
                      share (adjusted for the five-for-one stock split) on February 1, 1997 to holders of record on November 26, 1996.

                                 The Company paid a cash dividend of $.30 per
                      share (after the five-for-one stock split) on October 21, 1997 to holders of record on October 1, 1997.

                                 The Company has declared a cash dividend of
                      $.17 per share (after the five-for-one stock split) payable on March 26, 1998 to holders of record on March 2, 1998.

                                 The amount, if any, of future dividends will be
                      determined by the Company's Board of Directors and will depend upon the Company's earnings, financial conditions and other factors considered by the Board of Directors to be relevant. Banking regulations limit the amount of dividends that may be paid without prior approval of the Comptroller of the Currency. See Footnote 12 to the Financial Statements.

                     STOCK DIVIDENDS. There was no stock dividend in 1997. For the year ending December 31, 1996 the Company paid a stock dividend of 7.14% on April 1, 1996. This amounted to one share for every 14 shares in 1996. On April 29, 1997, the shareholders approved a five for one stock split which was effective May 1, 1997.

        The following table shows consolidated operating and capital ratios for the Company for the last three years:


                                                  1997          1996          1995

Return on Average Assets                          1.19%         1.20%         1.34%

Return on Average Equity                         11.06%        10.75%        11.59%

Dividend Payout Ratio                            28.30%        23.58%        15.31%

Equity to Assets Ratio                           10.95%        11.37%        11.85%




Item 6. SELECTED FINANCIAL DATA


SELECTED FINANCIAL INFORMATION

For the Year Ended December 31                    1997          1996           1995           1994            1993
RESULTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------
Interest Income                             $ 11,072,851   $  9,799,815   $  9,226,500    $  8,206,596   $  7,989,392
---------------------------------------------------------------------------------------------------------------------------
Interest Expense                               4,588,056      3,912,761      3,418,782       2,747,297      2,680,003
---------------------------------------------------------------------------------------------------------------------------
Net Interest Income                            6,484,795      5,887,054      5,807,718       5,459,299      5,309,389
---------------------------------------------------------------------------------------------------------------------------
Non-Interest Income                              950,662        930,986        763,054         785,551        672,015
---------------------------------------------------------------------------------------------------------------------------
Non-Interest Expense                           4,849,182      4,555,398      4,228,922       3,981,801      3,581,929
---------------------------------------------------------------------------------------------------------------------------
Net Income                                     1,802,275      1,614,642      1,664,783       1,617,049      1,612,392
---------------------------------------------------------------------------------------------------------------------------



BALANCE SHEET DATA
---------------------------------------------------------------------------------------------------------------------------
Total Assets                                $158,542,163   $140,898,057   $125,308,204    $114,565,971   $112,465,797
---------------------------------------------------------------------------------------------------------------------------
Loans - Net                                  101,627,427     92,087,902     75,468,504      71,998,929     67,754,002
---------------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses                        609,539        546,954        557,961         628,957        612,921
---------------------------------------------------------------------------------------------------------------------------
Securities                                    40,400,374     36,054,324     38,954,494      32,341,350     33,371,944
---------------------------------------------------------------------------------------------------------------------------
Total Deposits                               138,391,327    123,461,379    109,020,551     100,532,031     99,860,851
---------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity                          17,039,300     15,510,083     14,485,510      12,723,940     11,489,412
---------------------------------------------------------------------------------------------------------------------------



PER SHARE DATA
---------------------------------------------------------------------------------------------------------------------------
Net Income                                  $       1.06   $       0.95   $       0.97    $       0.95   $       0.95
---------------------------------------------------------------------------------------------------------------------------
Cash Dividend                               $       0.30   $       0.22   $       0.14    $       0.09   $       0.07
---------------------------------------------------------------------------------------------------------------------------
Book Value at Year End                      $      10.03   $       9.13   $       8.53    $       7.49   $       6.76
---------------------------------------------------------------------------------------------------------------------------
Market Value                                $      38.00   $      27.20   $      22.00    $      14.00   $      13.10
---------------------------------------------------------------------------------------------------------------------------
Shares Outstanding                             1,698,950        339,790        317,481         296,613        277,170
---------------------------------------------------------------------------------------------------------------------------
Weighted Average Shares                        1,698,950      1,698,950      1,698,950       1,698,950      1,698,950
---------------------------------------------------------------------------------------------------------------------------

(Retroactively adjusted for stock dividends and stock split)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion is intended to compare the performance of the Company for the years ended December 31, 1997, 1996 and 1995. The review of the information presented should be read in conjunction with the consolidated financial statements and accompanying notes.


MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Evans National Bank (the "Bank"), a wholly-owned subsidiary of Evans Bancorp, Inc. (the "Company"), is a nationally chartered bank founded in 1920 which is headquartered in Angola, New York. The Bank's principal business is to provide full banking services to consumer and commercial customers in Erie, Chautauqua and Cattaraugus Counties of Western New York. The Bank serves its market through six banking offices located in Angola, Derby, Evans, Forestville, Hamburg and North Boston, New York. The Bank's principal source of funding is through deposits which it reinvests in the community in the form of loans and investments. Deposits are insured to the applicable limit by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is regulated by the Office of the Comptroller of the Currency.

     The following discussion of financial conditions and results of operations of the Company and the Bank should be read in conjunction with the consolidated financial statements and accompanying notes.


RESULTS OF OPERATIONS
Net income in 1997 of $1,802,275 resulted in earnings per share of $1.06, which compares with net income of $1,614,642, or $.95 per share, in 1996 and $1,664,783, or $.97 per share, in 1995. The increase of 11.6% in net income in 1997 over 1996 illustrates the income benefit of the Bank's increased presence in the Western New York area. Net income had declined 3% from 1995 to 1996 due to increased overhead related to the Bank's $2.2 million expansion plan implemented over those two years. In 1997, new business attributable to the operation of two additional locations, a branch office in Hamburg, NY, which opened in October, 1995, and the Evans, NY branch, which opened in May, 1996, contributed to the Bank's asset growth and improved earnings.


NET INCOME ($ Millions)
-----------------------
 1993           1.6

 1994           1.6

 1995           1.7

 1996           1.6

 1997           1.8

     Net interest income, the difference between interest income and fees on earning assets, such as loans and securities, and interest expense on deposits, provides the basis for the Bank's results of operations. These results are also affected by non-interest income, the provision for credit losses, non-interest expense, and income taxes.


NET INTEREST INCOME
Net interest income, before the provision for credit losses, increased 10.2% from 1996 to 1997, compared to an increase of 1.4% from 1995 to 1996. Average earning assets increased $15.8 million or 12.7% in 1997. The tax-equivalent yield earned on those assets was 8.31% compared to 8.27% in 1996. The increase in both rate and volume was sufficient to offset an increase of $13.3 million, or 13.6%, in average interest-bearing liabilities in 1997 over 1996 and an increase in the average cost of funds of 12 basis points, from 3.99% in 1996 to 4.11% in 1997. In 1997, the Bank's net interest margin was 4.59% compared to 4.64% in 1996.

     The increase of only 1.4% in net interest income in 1996 over 1995 was largely the result of an increase in the average cost of funds versus virtually no change in the tax-equivalent yield on earning assets. The average cost of funds increased 22 basis points from 3.77% in 1995 to 3.99% in 1996. The tax-equivalent yield on earning assets changed only one basis point over that time period, declining from 8.28% in 1995 to 8.27% in 1996. Average earning assets increased 7.7% in 1996 over 1995 versus a volume increase of 8.2% in interest-bearing liabilities. The net interest margin was 4.64% compared to 4.99% in 1995.

     The Federal Reserve Board increased the federal funds rate a quarter of a percent at its March 26, 1997 meeting. This was the only move in rates in 1997, and only the second in two years. The Federal Reserve Board had reduced the federal funds rate a quarter of a percent in January of 1996.

     The Bank constantly monitors its exposure to interest rate risk. The proper management of interest-sensitive funds will help protect the Bank's earnings against extreme changes in interest rates. In 1995, the Bank established an Asset/Liability

Management Committee ("ALCO") for the purpose of evaluating the Bank's short-range and long-range liquidity position and the potential impact on capital and earnings as a result of sudden changes in interest rates. The Bank adopted an asset/liability policy which specifies minimum limits for liquidity and capital ratios. Maximum limits have been set for the negative impact acceptable on net interest income and the market value of assets as a result of a shift in interest rates. The asset/liability policy also includes guidelines for investment activities and funds management. The ALCO meets monthly to review the Bank's status and formulate its strategy based on current economic conditions, interest rate forecasts, loan demand, deposit volatility, and the Bank's earnings objectives.


PROVISION FOR CREDIT LOSSES
Credit losses represent the amount charged against earnings to establish a reserve of allowance sufficient to absorb expected loan losses based on management's evaluation of the loan portfolio. In 1997, $60,000 was charged against earnings for credit losses. This amount was also charged against earnings in 1996. In 1995, the Bank updated the methodology it uses to calculate the reserve amount for credit losses. After considering loan concentrations, charge-off history, delinquent loan percentages and general economic conditions, the Bank reversed $86,933 of its provision for credit losses in 1995. The following table summarizes the Bank's actual credit losses, total of non-performing loans and total allowance for credit losses for 1997, 1996 and 1995, both in dollars and as a percentage of total loans outstanding:

                          1997                  1996                 1995
-------------------------------------------------------------------------------
Actual Credit
Losses               $ 47,000  0.05%      $ 77,000  0.08%     $ 11,000  0.014%
-------------------------------------------------------------------------------
Non-Performing
Loans                $987,000  0.96%      $230,000  0.20%     $312,000  0.470%
-------------------------------------------------------------------------------
Allowance for
Credit Losses        $609,539  0.59%      $546,954  0.59%     $557,961  0.730%
-------------------------------------------------------------------------------

Although, during 1997, nonperforming loans increased over the unusually low level of the prior year, all loans in this category are considered well-collateralized and in the process of collection. As a result, no significant losses are anticipated.

NON-INTEREST INCOME
Total non-interest income increased approximately $20,000 in 1997 from 1996 compared with an increase of approximately $168,000 in 1996 from 1995. In 1997, service charge income was $670,366 compared to $667,839 in 1996. Service charge income had increased approximately $106,000 in 1996 over the prior year as the result of an increase in the Bank's service charges which was implemented in September of 1995.

        Other non-interest income decreased approximately $6,000 in 1997 from 1996. In 1996, the Bank received $15,000 in state and federal tax refunds for the 1994 tax year and the Bank's loan activity resulted in a high level of loan-related income. In 1997, the increase in the cash surrender value of life insurance policies carried on certain bank officers was approximately $64,000 versus an increase in value of approximately $45,000 in 1996.


     Gains realized on the sale of assets increased $23,000 in 1997 from 1996. Net losses on the sales of securities were $2,000 in 1997 whereas in 1996 net losses totalled $23,000. In 1996, the Bank experienced a loss of $61,000 on a residual bond that was called for redemption in full. This loss was partially offset by net gains on planned sales of securities of $38,000 that year. Premiums received on sales of student loans to the Student Loan Marketing Association ("SLMA") were $28,000 in both 1996 and 1997 and premiums received on sales of mortgages to the Federal National Mortgage Association ("FNMA") were $8,000 in 1997 as compared to $6,000 in 1996. The Bank became affiliated with both SLMA and FNMA in 1995.


NON-INTEREST EXPENSE
In 1997, the ratio of non-interest expense to average assets was 3.18% compared to 3.37% in 1996 and 3.40% in 1995. Non-interest expense categories include salaries, occupancy expenses, repairs and maintenance, advertising and professional services , among others. Occupancy expenses increased 19.5% in 1997 over 1996. This increase included a full year of depreciation on the Town of Evans office and additional depreciation costs resulting from capital expenditures in 1997. A new mainframe computer system, a new telephone system, check imaging hardware and software and additional personal computers and printers were all purchased during the course of the year. Changes in check processing and computer operations which resulted from these purchases have also reduced staffing requirements in these areas, and through staffing reassignments, attrition and the use of part-time employees, the Bank has been able to control salary and benefit expenses. These expenses declined $11,000 from 1996 to 1997. The cost of professional services increased $96,000 in 1997 over 1996. The Bank incurred additional fees due to work done by its accountants and attorneys in reference to the five-for-one stock split in 1997

STOCKHOLDERS' EQUITY ($ Millions)

     1993          11.5

     1994          12.7

     1995          14.5

     1996          15.5

     1997          17.0




and the implementation of the dividend reinvestment plan for shareholders. The Bank also hired a consultant in 1997 to study the Bank's daily operating procedures to identify areas where efficiencies could be improved. Recommendations resulting from this study are in the process of being implemented. The income benefit is expected to be ongoing and is expected to surpass the cost of the study in the first year.

     In 1997, the Bank's FDIC insurance assessment increased from $2,000 to $15,328. In 1996, as a well-capitalized institution, the Bank was assessed the minimum $2,000 premium. This minimum is no longer required by law. However, starting January 2, 1997 as a Bank Insurance Fund ("BIF") member, the Bank is being assessed for FICO interest payments at a rate of 1.28 cents per $100 in deposits annually. In 1996, the Bank's insurance assessment had dropped to $2,000 from $120,231 in 1995 as the FDIC responded to the full funding of the BIF by decreasing premiums. In 1995, the premium was reduced from $.23 per $100 of deposits to $.04 per $100 of deposits. In 1996, the rate was reduced to zero with a minimum charge of $500 per quarter for well capitalized banks. The Bank was assessed at the minimum rate, and it remains well above the regulatory minimums for the key measures of capital adequacies as disclosed in note 12 of the financial statements.

TAXES
The provision for taxes in 1997 of $724,000 reflects an effective tax rate of 28%. This compares to $588,000 and 26% in 1996 and $764,000 and 31% in 1995. In
1997, the Bank increased its holdings of tax-advantaged municipal bonds by 38%, benefitting its overall tax position. Additionally, $75,000 in income recorded in 1997 as the result of the increase in the cash surrender value of life insurance policies held on certain bank officers and directors is non-taxable. In 1996, there was a change in the composition of the deferred tax calculation, resulting in an overall decrease in the effective tax rate from 1995. This decrease was over and above that which was expected due to tax-exempt securities income, untaxed CSVLI income and tax refunds received, which are not taxable.


FINANCIAL CONDITION
The Bank had total assets of $158.5 million at December 31, 1997, increasing $17.6 million or 12.5% over December 31, 1996. Net loans increased $9.5 million or 10.3% in 1997 over 1996. Loan growth was funded by an increase of $14.9 million in deposits, or 12.1%. Excess funds were invested in securities resulting in an increase of $4.3 million, or 12.1% in the securities portfolio. Capital increased $1.5 million or 9.7%, basically due to the retention of earnings.


LOANS
Loans comprised 68.7% of the Bank's total average earning assets in 1997. For the first time, the Bank surpassed the $100 million mark in net loans, reaching $101.6 million by year-end. The increase of 10.4% in actual year-end balances in 1997 over 1996 compares to an increase of 22% in 1996 over 1995. The Federal Reserve lowered rates in July and December of 1995 and again in January of 1996 contributing to increased loan demand throughout 1996. The Federal Reserve raised rates 25 basis points in early 1997, but despite this increase, loan demand remained strong through 1997. The expansion of the Bank's trade area since 1995 has also had a positive impact on loan activity.


NET LOANS ($ Millions)

    1993      67.8

    1994      72.0

    1995      75.5

    1996      92.1

    1997     101.6


     The Bank continues to focus its lending on commercial and residential mortgages, small commercial loans and home equity loans. Commercial mortgages make up the largest segment of the portfolio at 43.8%. Residential mortgages comprise 23.4% of the portfolio and commercial loans total 12.6%. Home equity loans make up 15.5% of total loans.

     The Bank currently retains the servicing rights to $2.7 million in long-term mortgages sold to the Federal National

Mortgage Association ("FNMA") since becoming a member in 1995. This arrangement allows the Bank to offer long-term mortgages without exposure to the associated risks, while retaining customer account relationships.

     The Bank continues its contractual arrangement with the Student Loan Marketing Association ("SLMA") whereby SLMA services the Bank's loans to students who are still in school and subsequently purchases those loans when the student goes into repayment. In 1997, student loan balances increased 2.3% over 1996. Student loan balances had decreased 13.4% in 1996 from 1995 and decreased 60% in 1995 from 1994 levels, due to the sale of loans to SLMA.

     At December 31, 1997, the Bank had a loan-to-deposit ratio of 73.9%, and estimated its unloaned core deposits at $4.6 million. The Bank monitors the level of its unloaned core deposits to ensure that it is sufficient to fund anticipated loan growth as it expands its market area and develops new products.


SECURITIES
Securities and federal funds sold made up the remaining 31.3% of the Bank's earning assets at December 31, 1997.

SECURITIES ($ Millions)

   1993      33.4

   1994      32.3

   1995      39.0

   1996      36.1

   1997      40.4




Since deposit growth exceeded the volume necessary to fund loan demand, an additional $4.3 million was directed into the securities portfolio in 1997. In 1996, deposit growth was insufficient to support loan growth. Proceeds from matured and sold securities were used to provide the additional funding necessary. As a result, the securities portfolio decreased $2.9 million from 1995 to 1996. The portfolio remains concentrated in US government and government agency securities and tax-exempt municipal bonds of varied maturity. By increasing the percentage of tax-advantaged municipal bonds in the portfolio and reducing the average balance maintained in federal funds sold, the tax-equivalent yield on securities and federal funds sold improved to 6.57% in 1997 from 6.51% in 1996.

     In 1994, the Bank adopted Financial Accounting Standard No. 115 which outlines accounting and reporting procedures for investment securities. At that time, all securities in the Bank's portfolio were designated as either "held to maturity" or "available for sale", as were all subsequent purchases. Securities which the Bank designates as held to maturity are stated on the balance sheet at amortized cost, and those designated as available for sale are reported at fair market value. The unrealized gains and losses on available for sale securities are recorded, net of taxes, as a separate component of shareholders' equity. Transferring a security from one category to another results in certain accounting consequences. In 1995, Financial Accounting Standards Board allowed a one-time reclassification of securities without penalty. As a result of this one-time window of opportunity, the Bank reclassified the majority of its bonds in the held to maturity category as available for sale. This reclassification was made after careful consideration of the Bank's anticipated liquidity needs and the present and future impact of such a transfer on the Bank's earnings and capital.

DEPOSITS
Total deposits increased $14.9 million in 1997 over 1996. All categories of deposits increased, with the most significant growth occurring in demand deposits and time accounts with balances in excess of $100,000. Actual year-end balances of $21.7 million in demand deposits reflect an increase of 7.6% over 1996 levels. Time accounts over $100,000 increased 62% in 1997 over 1996. Although large time accounts have traditionally been obtained from municipal depositors through the competitive bidding process, new accounts have been attracted from commercial and retail customers over the past two years as a result of the Bank's broadened market.



TOTAL DEPOSITS ($ Millions)

     1993      99.9

     1994     100.5

     1995     109.0

     1996     123.5

     1997     138.4

     The Bank continues to evaluate ways to improve its existing deposit products to meet customer needs, as well as develop new products which will keep the Bank competitive in the marketplace. With both of these goals in mind, the Bank introduced the Premium Savings, a tiered rate retail savings product, in May of 1997. This product is designed to provide an option for high balance customers who prefer the liquidity and safety of an insured savings product, but are looking for a competitive rate. At December 31, 1997, Premium Savings balances totalled $5.5 million. About half of the initial deposits made have been identified as new money, with the remainder transferring into the Premium from other Bank deposit accounts.


LIQUIDITY
The Bank seeks to manage its liquidity so that it is able to meet day to day loan demand and deposit fluctuations, while attempting to maximize the amount of net interest income on earning assets. Traditionally, the Bank has utilized its federal funds balances and cash flows from the investment portfolio to fulfill its liquidity requirements. In 1997, overnight federal funds balances averaged $2.3 million. The maturities of the Bank's investments are laddered in such a way as to provide runoff at times that a liquidity need may arise. At December 31, 1997, approximately 11.6% of the Bank's securities had contractual maturities of one year or less and 40.1% had maturity dates of five years or less. At December 31, 1997, the Bank had net short-term liquidity of $5.9 million compared to $8.1 million at December 31, 1996. Available assets of $44.4 million less public and purchased liabilities of $29.7 million resulted in a long-term liquidity ratio of 149% compared to 204% at December 31, 1996. Although the Bank believes it has sufficient resources in its securities portfolio to meet its short-term and long-term liquidity needs, the Bank also has the option to purchase up to $4,000,000 in federal funds from one of its correspondents.

     The Bank is a member and shareholder of the Federal Home Loan Bank ("FHLB") which will make cash advances of various terms at competitive rates to its members. Advances of up to $7.7 million can be drawn on the FHLB, via the Overnight Line of Credit Agreement, and an amount equal to 25% of the Bank's total assets could be borrowed through the advance programs under certain qualifying circumstances.

     Liquidity needs can also be met by aggressively pursuing municipal deposits, which are normally awarded on the basis of competitive bidding. The Bank maintains a sufficient amount of US government and US government agency securities and New York State municipal bonds that can be pledged as collateral for these deposits.


INTEREST RATE RISK
Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or reprice at different times or on a different basis. The Bank's ALCO analyzes the gap position on a monthly basis to determine the Bank's exposure to interest rate risk. The gap position is the difference between the total of the Bank's rate sensitive assets and rate sensitive liabilities maturing or repricing during a given time frame. A "positive" gap results when more assets than liabilities reprice and a "negative" gap results when more liabilities than assets reprice in a given time period. Because assets historically reprice faster than liabilities, a slightly negative gap position is considered preferable. At December 31, 1997, the Bank was in a negative gap position, with $12.5 million more in rate-sensitive liabilities repricing over the next year than in rate sensitive assets. The Bank's asset/liability limit, as defined in its asset/liability policy, is a difference of +/- 15% of the Bank's total assets which amounted to +/- $23.8 million at December 31, 1997. Therefore, the Bank's negative gap position was well within its policy limits. The gap ratio (rate sensitive assets/rate sensitive liabilities) at that date was 82%.


MARKET RISK
When rates rise or fall, the market value of the Bank's assets and liabilities will increase or decrease. As part of the Bank's asset/liability policy, the Bank has set limitations on the negative impact to the market value of its balance sheet that would be accepted. The Bank's securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per Financial Accounting Standard No.
115. A limitation of a negative ten percent of total capital before FAS 115 (after tax) has been set forth in the asset/liability policy as the maximum impact to equity that would be acceptable. At year end, the impact to equity as a result of marking available for sale securities to market was an unrealized gain of approximately $214,000. On a quarterly basis, the available for sale portfolio is shocked for immediate rate increases of 100 and 200 basis points. At December 31, 1997, the Bank determined that it would take an immediate increase in excess of 200 basis points to eliminate the current capital cushion. The Bank also reviews the Bank's capital ratios on a quarterly basis. Unrealized gains or losses on available for sale securities are not included in the calculation of these ratios.

     The following table provides information about the Bank's on-balance sheet financial instruments that are sensitive to changes in interest rates. Expected maturity date values for interest-earning assets were calculated by adjusting the contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding.

     Off-balance sheet financial instruments at December 31, 1997 included $6,537,000 in undisbursed lines of credit at an average interest rate of 9.48%, $1,030,000 in fixed rate loan origination commitments at 12.23%, $8,383,000 in adjustable rate loan origination commitments at 9.85%, and $551,000 in adjustable rate letters of credit at an average rate of 10.50%.



Expected maturity date-
year ended December 31,            1998       1999       2000       2001       2002    Thereafter   Total    Fair Value

INTEREST-EARNING
ASSETS ($000S)
---------------------------------------------------------------------------------------------------------------------------
Loans Receivable, Fixed Rate       7,953      4,536      5,115      3,591      3,184     15,514     39,893    39,944
Average Interest Rate              8.87%      9.16%      9.24%      8.88%      8.75%      8.71%
---------------------------------------------------------------------------------------------------------------------------
Loans Receivable, Adj. Rate       13,341      3,642      3,711      4,618      3,422     33,538     62,344    62,425
Average Interest Rate              9.65%      9.28%      9.33%      9.05%      9.12%      8.92%
---------------------------------------------------------------------------------------------------------------------------
Investments                        4,938      2,544      5,128      1,182      4,665     21,943     40,400    40,437
Average Interest Rate              6.51%      6.52%      5.99%      6.92%      6.87%      7.04%
---------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING
LIABILITIES ($000S)
---------------------------------------------------------------------------------------------------------------------------
Deposits                          64,596     22,431     12,827     12,024      4,822         10    116,710   117,053
Average Interest Rate              4.80%      3.92%      2.67%      2.51%      2.99%      7.75%
---------------------------------------------------------------------------------------------------------------------------
Repurchase Agreement               1,059          0          0          0          0          0      1,059     1,059
Average Interest Rate              3.00%
---------------------------------------------------------------------------------------------------------------------------


CAPITAL EXPENDITURES
Large capital expenditures scheduled for 1998 include the equipment and software necessary to provide our customers with the option of conducting banking transactions by telephone or via a personal home computer. This project is expected to cost approximately $240,000. In 1997, the Bank purchased statement imaging equipment and upgraded its mainframe and archiving systems. This kind of expenditure enable the Bank to continue to provide quality customer service despite increased work volumes. The Bank believes that it has a sufficiently strong capital base to support these capital expenditures with current assets and retained earnings.

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


THE NEW MILLENNIUM
The Year 2000 poses serious challenges to all industries, including banking. An action plan has been formulated and accompanying timetable established for Year 2000 compliance. Representatives from each area of the Bank and the computer systems and programming analyst meet monthly to discuss Year 2000 issues and track the Bank's progress. At present, the Bank is on schedule in completing its Year 2000 initiatives. Since the Bank is continually upgrading and improving its technology, it is not anticipated these initiatives will materially impact normal budgeted software costs.

Item 8. FINANCIAL STATEMENTS

        See Part IV, Item 14, "Exhibits, Financial Statements Schedules and Reports on Form 8-K"


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.


                                    PART III
                                    --------


Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                         INFORMATION REGARDING DIRECTORS
                         -------------------------------


         The following table sets forth the names, ages and positions of the Directors of the Company.

                                                                                       Term
                  Name                      Age         Position                      Expires
                  ----                      ---         --------                      -------
                Nominees for Directors:
                -----------------------

                 Phillip Brothman            59        Director                        1998

                 David M. Taylor             46        Director                        1998

                 Thomas H. Waring, Jr.       40        Director                        1998

                     Directors:
                     ---------

                 Robert W. Allen             72        Secretary, Director             1999

                 William F. Barrett          56        Director                        1999

                 Richard M. Craig            60        Chairman of Board, President,   2000
                                                       CEO, Director

                 LaVerne G. Hall             60        Director                        2000

                 David C. Koch               62        Director                        1999

                 Richard C. Stevenson        89        Director                        2000


         Each Director is elected to hold office for a three year term and until his successor is elected and qualified.

         Mr. Brothman has been a Director since 1976 and is a partner in the law firm of Hurst, Brothman & Yusick.

         Mr. Taylor has been a Director since 1986 and is President of Concord Nurseries, Inc.

         Mr. Waring has been a Director since January 1, 1998. He is the principal of Waring Financial Group, an insurance and financial services firm.

         Mr. Allen has been a Director since 1960. He was the Executive Vice President of the Bank until his retirement in 1988.

         Mr. Barrett has been a Director since 1971. He is currently self employed as a property and investment manager and the former President of Carl
E. Barrett, Ltd., an insurance agency.

         Mr. Craig joined Evans National Bank (the "Bank") in 1987 and has served as President and Director since 1988. In 1989 he was appointed Chief Executive Officer, and was, in January 1998, also elected Chairman of the Board. Previously, he was the Administrative Vice President of M&T Bank.

         Mr. Hall has been a Director since 1981. He is the former Chairman of the Board of L.G. Hall Building Contractors, Inc.

         Mr. Koch has been a Director since 1979 and is Chairman and Chief Executive Officer of New Era Cap Co., Inc.

         Mr. Stevenson has been a Director since 1958 and is President of Stevenson Realtors and Chairman of the Board of Evans Land Corp.

         Mr. Carl F. Ulmer served as a director (since 1967) and the Chairman of the Board of Directors (since 1975) until his retirement on December 31, 1997. Mr. Ulmer also served as President and CEO of the Bank from 1967 until 1989.


The committees of the Board of Directors, which are nominated by the Chairman of the Board and approved by the Board of Directors, are as follows:

         Loan Committee:
         ---------------

         William F. Barrett, Chairman         Robert W. Allen           Richard M. Craig
         David C. Koch

         The Loan Committee met ten times during 1997. Its purpose is to review and approve loans exceeding $250,000 or loans that are non-conventional.

         Investment Committee:
         ---------------------

         Richard M. Craig, Chairman           David M. Taylor

         The Investment Committee met once in 1997. The Investment Committee meets a minimum of once a year to review the liquidity of the investment portfolio and discuss investment strategies.

         Planning Committee:
         -------------------

         LaVerne G. Hall, Chairman            William F. Barrett        Richard M. Craig
         David C. Koch

         The Planning Committee met twice in 1997. The Planning Committee is responsible for reviewing the strategic plan of the Bank and actions taken to obtain those objectives.

         Loan Review Committee:
         ----------------------

         Phillip Brothman, Chairman           Richard M. Craig          LaVerne G. Hall
         David M. Taylor

         The Loan Review Committee met four times during 1997. Its purpose is to insure the Bank's provision and reserve for credit losses are adequate. The Loan Review Committee meets quarterly with the Bank's Loan Review Officer, who independently conducts the loan review. As a result of her recommendations, loans are graded based upon payment history, credit strength of borrower and other factors. This information is then aggregated to determine the overall adequacy of the credit loss reserve.

         Audit Committee:
         ----------------

         Phillip Brothman, Chairman           Robert W. Allen           Richard M. Craig
         David C. Koch                        David M. Taylor

         The Audit Committee met three times in 1997. The members of the Audit Committee receive from the internal auditor a quarterly report which describes findings for the prior quarter. The function of the Audit Committee is to insure that the Bank's activities are being conducted in accordance with law, banking rules and regulations, other regulatory and supervisory authorities, and the Bank's internal policies. In addition, the Audit Committee recommends to the Board of Directors the services of a reputable certified public accounting firm. The Committee receives and reviews the reports of the certified public accounting firm and presents them to the Board of Directors with comments and recommendations.


         Insurance Committee:
         --------------------

         William F. Barrett, Chairman         Robert W. Allen           Richard M. Craig

         The Insurance Committee met once during 1997. This committee reviews the coverage of insurance policies of the Bank and monitors costs.

         Human Resource Committee:
         -------------------------

         Richard C. Stevenson, Chairman       William F. Barrett        Richard M. Craig
         LaVerne G. Hall                      David C. Koch

         The Human Resource Committee met twice during 1997. Its purpose is to review management's recommendation as it relates to job classification, salary ranges and annual merit increases. The committee also reviews fringe benefits. The Human Resource Committee also establishes the compensation of the Executive Officers of the Company. See "Human Resource Committee Report on Executive Compensation".

         The Board of Directors of the Company met twelve times during 1997. Each incumbent director of the Company, except for Mr. Koch and Mr. Ulmer, attended at least 75% of the aggregate of all the meetings of the Board of Directors and the Committees of which they were members.

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

         Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during 1997 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with by such persons, except that Mr. Hall and Mr. Brothman each filed one late report for one transaction in 1997.

Item 11. EXECUTIVE COMPENSATION

                             COMPENSATION OF DIRECTORS
                            -------------------------


         For the year 1997, members of the Board of Directors were compensated at the rate of $700 per meeting, with the Secretary receiving $750 per meeting. Total directors' fees during 1997 amounted to $131,450 (including committee fees and $36,915 of deferred compensation).

                             EXECUTIVE COMPENSATION
                             ----------------------


         There is shown below information concerning the annual and long-term compensation for service in all capacities to the Company for the years 1997, 1996 and 1995 of the Chief Executive Officer, the Senior Vice President of Administration, and the Senior Vice President of the Loan Division. No other executive officer earned in excess of $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                 ANNUAL COMPENSATION                              COMPENSATION
                        =======================================        ==================================
                                                                        AWARDS     PAYOUTS
NAME OF AND                                                             STOCK     LONG-TERM
PRINCIPAL                                                               OPTION    INCENTIVE   ALL OTHER
POSITION                YEAR     SALARY        BONUS    OTHER(1)       (SHARES)    PAYOUTS   COMPENSATION
--------                ----     ------        -----    --------       --------    -------   ------------
Richard M. Craig        1997    $151,308    $ 14,013    $  3,026         -0-         -0-         -0-
President & CEO         1996    $142,385    $ 13,840    $  2,848         -0-         -0-         -0-
                        1995    $135,631    $ 12,596    $  2,692         -0-         -0-         -0-

James Tilley            1997    $103,059    $  9,991    $  2,061         -0-         -0-         -0-
Senior Vice             1996    $ 97,095    $  9,875    $  1,942         -0-         -0-         -0-
President               1995    $ 93,146    $  9,464    $  1,836         -0-         -0-         -0-

William R. Glass        1997    $ 96,630    $  9,868    $  1,933         -0-         -0-         -0-
Senior Vice             1996    $ 90,235    $  9,743    $  1,805         -0-         -0-         -0-
President               1995    $ 85,300    $  8,799    $  1,706         -0-         -0-         -0-


---------------------

(1)      Includes the Bank's contribution to the Employee Savings Plan made for the benefit of Mr.
         Craig of $3,026 in 1997, $2,848 in 1996, and $2,692 in 1995, for the benefit of Mr. Tilley of $2,061 in 1997, $1,942 in 1996, and $1,836 in 1995, and for the benefit of Mr. Glass of
         $1,933 in 1997, $1,805 in 1996, and $1,706 in 1995. See "EMPLOYEE SAVINGS PLAN". Does not
         include personal benefits which did not exceed 10% of Mr. Craig's, Mr. Tilley's, or Mr.
         Glass' salary and bonus in any year.

         Employment Agreements
         ---------------------

         Mr. Richard Craig, Mr. James Tilley, and Mr. William Glass have each entered into an Employment Agreement with the Bank which runs through December 31, 2002. Each Employment Agreement provides that salary will be set annually by the Board of Directors. If the Bank terminates the Employment Agreement without cause, the Bank is obligated to continue to pay base salary for the longer of three months or the remainder of the term of the Employment Agreement.


Pension Plan
------------

         The Bank maintains a defined benefit pension plan for all eligible employees. An employee becomes vested in a pension benefit after five years of service. Upon retirement at age 65, vested participants are entitled to receive a monthly benefit. Prior to a May 1, 1994 amendment to the plan, the monthly benefit under the pension plan was 3% of average monthly compensation multiplied by years of service up to a maximum of fifteen years of service.
In 1994, the pension plan was amended to change the benefit to 1% of average monthly compensation multiplied by years of service up to a maximum of thirty years of service. However, the benefits already accrued by employees prior to this amendment were not reduced by the amendment. Mr. Craig, Mr. Tilley, and Mr. Glass are participants in the pension plan, and as of December 31, 1997, Mr. Craig had nine years of credited service and $12,450 of average monthly compensation; Mr. Tilley had eight years of credited service and $8,429 of average monthly compensation; and Mr. Glass had four years of credited service and $8,198 of average monthly compensation.

         Supplemental Executive Retirement Plans
         ---------------------------------------

         In 1995, the Bank entered into non-qualified Supplemental Executive Retirement Plans ("SERP's") with both Mr. Craig and Mr. Tilley to provide retirement benefits to supplement their benefits under the Bank's pension plan and replace the benefits reduced by the 1994 amendment to the Pension Plan. See "PENSION PLAN". Under the SERP's Mr. Craig and Mr. Tilley are entitled to additional annual pension payments of $63,882 and $60,319, respectively, for 20 years after retirement at age 65, unless their employment is terminated earlier. The SERP's also provide death benefits in the event the executive dies prior to age 65 which are payable over 10 years. As of December 31, 1997, the annual death benefit amounts for Mr. Craig and Mr. Tilley were $63,577 and $45,335, respectively. The Bank has purchased a life insurance policy on both Mr. Craig and Mr. Tilley to assist in funding its obligations under the SERP's.

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

         Individual account earnings will depend on the performance of the investment funds in which the participant invests. Specific guidelines govern adjustments to contribution levels, investment decisions and withdrawals from the plan. The benefit is paid as an annuity unless the employee elects one of the optional forms of payment available under the plan. See "Summary Compensation Table" for a summary of the amounts contributed by the Bank to this Plan for the benefit of Mr. Craig, Mr. Tilley, and Mr. Glass.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL
             -------------------------------------------------------
                                     OWNERS
                                     ------


         The following table sets forth, as of January 31, 1998, the number (rounded to the nearest whole share) of outstanding shares of Common Stock beneficially owned by (i) each shareholder known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) all directors and nominees of the Company individually, and (iii) by all executive officers and directors as a group:

                                                        Nature and Amount of                     Percent of
Name                                                    Beneficial Ownership                        Class
----                                                    --------------------                        -----
Robert W. Allen (1)                                            29,775                                 1.8%
William F. Barrett (2)                                        161,345                                 9.5%
Phillip Brothman (3)                                           23,910                                 1.4%
Richard M. Craig (4)                                            8,022                                  .5%
LaVerne G. Hall (5)                                            57,782                                 3.4%
David C. Koch (6)                                              25,590                                 1.5%
Richard C. Stevenson (7)                                       54,880                                 3.3%
David M. Taylor (8)                                             6,840                                  .4%
Thomas H. Waring, Jr.                                             500                                  .1%
Directors and Officers  as a Group                            370,144                                21.8%
(11 persons)
(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)


(1)      Includes 2,740 shares owned by Mr. Allen's wife.

(2)      Includes 12,850 shares owned by Mr. Barrett's wife, 30,940 shares owned jointly by Mr. Barrett and his wife and 6,345 shares held for Mr. Barrett's son, as to which he disclaims beneficial ownership.

(3)      Includes 1,473 shares owned by Mr. Brothman's wife and 2,704 shares held by a pension plan of which Mr. Brothman is a trustee and a participant.

(4)      Includes 5,343 shares owned jointly by Mr. Craig and his wife and 161 shares owned by Mr. Craig's daughter, as to which he disclaims beneficial ownership.

(5)      Includes 26,349 shares owned by Mr. Hall's wife.

(6) Includes 1,485 shares owned jointly by Mr. Koch and his wife, and 775 shares owned by Mr. Koch's son, as to which he disclaims beneficial ownership.

(7) Includes 3,225 shares owned by Mr. Stevenson's wife, also includes 12,635 shares held by Mr. Stevenson as conservator for Evelyn Simonsen and 1,060 shares held in a trust for F. Evelyn Beardsley as to which he disclaims beneficial ownership.

(8)      Includes 300 shares owned by Mr. Taylor and his wife.

(9) Includes 413 shares owned by Mr. James Tilley, Assistant Secretary of Evans Bancorp, Inc., 10 shares held by Mr. Tilley in trust for his grandson, and 75 shares owned jointly by Mr. Tilley and his mother.

(10) Includes 1,000 shares owned by Mr. William Glass, Treasurer of Evans Bancorp, Inc., held jointly with Mr. Glass's wife.


Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


        The Bank has had, and in the future, expects to have banking and fiduciary transactions with Directors and Executive Officers of the Company and some of their affiliates. All such transactions have been in the ordinary course of business and on substantially the same terms (including interest rates on loans) as those prevailing at the time for comparable transactions with others.


                                      PART IV
                                     -------


Item 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         The following financial statements and independent auditors' report thereon are included herein or are incorporated by reference are included from 1997 Annual Report to Shareholders pages 57 through 87 in response to Part
II, Item 7.

(a) Documents filed as a part of this Report:

                     None

(b) Documents Incorporated by Reference:

1.      Financial Statements.
        --------------------

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

3.      Exhibits
        --------

        Exhibit                                                          Page
          No            Name                                             No.
        -------         -----                                            ----

          3.1           Certificate of Incorporation                     n/a

          3.2           Certificate of Amendment to
                        Certificate of Incorporation                     n/a

          3.3           By-Laws (1)                                      n/a

          3.4           Amended Section 204 of By-Laws (4)               n/a

         3.5       Amended Section 203 of By-Laws (6)                     37

         4.1       Specimen common stock certificate (3)                  n/a


        10.1       Employment Agreement dated August 19, 1997
                   between the Bank and Richard M. Craig (6)              39

        10.2       Employment Agreement dated August 19, 1997
                   between the Bank and James Tilley (6)                  45

        10.3       Employment Agreement dated August 19, 1997
                   between the Bank and William R. Glass (6)              51

        10.4       Specimen 1984 Director Deferred Compensation
                   Agreement (2)                                          n/a

        10.5       Specimen 1989 Director Deferred Compensation
                   Agreement (2)                                          n/a

        10.6       Summary of Provisions of Director Deferred
                   Compensation Agreements (2)                            n/a

        10.7       Evans National Bank Supplemental Executive
                   Retirement Plan for Richard M. Craig dated
                   March 29, 1995 (5)                                     n/a

        10.8       Evans National Bank Supplemental Executive
                   Retirement Plan for James Tilley dated
                   March 28, 1995 (5)                                     n/a

        13.1       1997 Annual Report to Shareholders (6)                 57

        21.1       Subsidiaries of the Registrant (6)                     89


Footnotes
---------

        (1) Filed as Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 33-25321) and incorporated herein by reference.

        (2) Filed as Exhibits to the original Form 10 (Registration No. 0-18539) and incorporated herein by reference.

        (3) Filed as an Exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997 (File No. Q-18539) and incorporated herein by reference.

        (4) Filed as an Exhibit to the Company's Form 10-Q for the quarter ended June 30, 1996 (File No. Q-18539) and incorporated herein by reference.

        (5) Filed as an Exhibit to the Company's Form 10-QSB for the quarter ended March 31, 1995 (File No. QSB-18539) and incorporated herein by reference.

        (6)     Filed herewith.

(b)  Reports on Form 8-K.

        None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, EVANS BANCORP, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized:

                                               EVANS BANCORP, INC.


                                           By: s/Richard M. Craig
                                               --------------------------------
                                           Richard M. Craig,
                                                 Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

   Signature                          Title                         Date
   ---------                          -----                         ----

                                   Chairman
/s/ Richard M. Craig               President                      March 28, 1998
--------------------------         (Chief Executive
Richard M. Craig                   Officer), Principal
                                   Accounting Officer and
                                   Director


/s/ James Tilley                   Assistant Secretary            March 28, 1998
--------------------------
James Tilley

/s/ William R. Glass               Treasurer                      March 28, 1998
--------------------------
William R. Glass

/s/ Robert W. Allen                Director                       March 28, 1998
--------------------------
Robert W. Allen

/s/ LaVerne G. Hall                Director                       March 28, 1998
--------------------------
LaVerne G. Hall

/s/ Richard C. Stevenson           Director                       March 28, 1998
--------------------------
Richard C. Stevenson

/s/ David M. Taylor                Director                       March 28, 1998
--------------------------
David M. Taylor

/s/ Thomas H. Waring               Director                       March 28, 1998
--------------------------
Thomas H. Waring