Form 10-Q
period 1998-03-31
EVANS BANCORP INC
filed 1998-05-14
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For quarterly period ended    March 31, 1998
                                   ---------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________ to________

                         Commission file number 0-18539
                                               ------------------

                               EVANS BANCORP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     New York                     16-1332767
        -------------------------------        -------------------
        (State of other jurisdiction of           (I.R.S. Employer
        incorporation or organization)         Identification No.)

                14 -16 North Main Street, Angola, New York 14006
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 549-1000
                           ---------------------------
                           (Issuer's telephone number)

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

Common Stock, $.50 Par Value--1,698,950 shares as of March 31, 1998

                                      INDEX


                       EVANS BANCORP, INC. AND SUBSIDIARY
                                                                           PAGE

PART 1.   FINANCIAL INFORMATION
-------------------------------

Item 1.     Financial Statements (Unaudited)

            Consolidated balance sheets--March 31, 1998 and
            December 31, 1997                                                1

            Consolidated statements of income--Three months
            ended March 31, 1998 and 1997                                    2

            Consolidated statements of cash flows--Three months
            ended March 31, 1998 and 1997                                    3

            Notes to consolidated financial statements--
            March 31, 1998 and 1997                                          5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              6


PART II.  OTHER INFORMATION 7
-----------------------------


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


     PART I - FINANCIAL INFORMATION                                                                                       PAGE 1
     ITEM I - FINANCIAL STATEMENTS


                                     EVANS BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                                    March 31, 1998 and December 31, 1997
                                                 (Unaudited)

                                                                          March 31,          December 31,
              ASSETS                                                        1998                 1997
                                                                   --------------------   ------------------

     Cash and due from banks                                                $6,227,992           $5,821,532
     Interest bearing deposits in other banks                                        0                    0
     Federal Funds sold                                                              0            4,515,000
     Securities:
          Classified as available-for-sale, at fair value                   37,785,156           33,822,334
          Classified as held-to-maturity, at amortized cost                  6,260,038            6,578,040
     Loans, net                                                            104,153,606          101,627,427
     Premises and equipment, net                                             3,950,213            3,827,672
     Other assets                                                            2,674,797            2,350,158
                                                                   --------------------   ------------------

                                                                          $161,051,802         $158,542,163
                                                                   ====================   ==================

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
           Deposits:
              Demand                                                       $21,893,048          $21,680,839
              NOW and money market accounts                                  6,925,028            7,093,959
              Regular savings                                               49,481,190           44,264,697
              Time Deposits, $100,000 and over                              24,272,273           22,873,379
              Other time accounts                                           38,775,011           42,478,453
                                                                   --------------------   ------------------

                                                                           141,346,550          138,391,327
     Dividend Payable                                                                0                    0
     Other liabilities                                                       2,557,874            3,111,536
                                                                   --------------------   ------------------

                                                                           143,904,424          141,502,863
                                                                   --------------------   ------------------



STOCKHOLDERS' EQUITY
     Common Stock, $.50 and $2.50 par value; 10,000,000
       and 1,000,000 shares authorized; 1,698,950
       and 339,790 shares issued and outstanding                               849,475              849,475
     Surplus                                                                10,990,720           10,990,720
     Retained earnings                                                       5,186,765            4,985,249
     Unrealized gains on  available for sale securities                        120,418              213,856
                                                                   --------------------   ------------------

                                                                            17,147,378           17,039,300
                                                                   --------------------   ------------------

                                                                          $161,051,802         $158,542,163
                                                                   ====================   ==================

See Notes to Consolidated Financial Statements.

     PART I - FINANCIAL INFORMATION                                                                                        PAGE 2
     ITEM I - FINANCIAL STATEMENTS

                                     EVANS BANCORP, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF INCOME
                             For the Three Months ended March 31, 1998 and 1997
                                                 (Unaudited)
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                             1998                     1997
                                                                     --------------------    -----------------
INTEREST INCOME
     Loans                                                                    $2,310,399           $2,098,404
     Federal funds sold                                                           30,964               41,564
     Securities:
         Taxable                                                                 324,629              362,045
         Non-taxable                                                             260,924              199,148
     Deposits in other banks                                                           0                    0
                                                                     --------------------    -----------------

                                                                               2,926,916            2,701,161

INTEREST EXPENSE
     Interest on Deposits                                                      1,211,402            1,107,429
     Short Term Borrowing                                                         11,152                  199
                                                                     --------------------    -----------------
NET INTEREST INCOME                                                            1,704,362            1,593,533

PROVISION FOR CREDIT LOSSES                                                       30,001               15,000
                                                                     --------------------    -----------------
NET INTEREST INCOME AFTER
     PROVISION FOR CREDIT LOSSES                                               1,674,361            1,578,533
                                                                     --------------------    -----------------

NON-INTEREST INCOME:
     Service charges                                                             171,198              162,619
     Other                                                                        72,559               70,681
     Securities Gains                                                              4,592                  374
                                                                     --------------------    -----------------
                                                                                 248,349              233,674
                                                                     --------------------    -----------------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                              662,835              629,061
     Occupancy                                                                   191,498              186,180
     Supplies                                                                     31,114               21,378
     Repairs and maintenance                                                      45,328               37,530
     Advertising and public relations                                             27,000               28,129
     Professional services                                                        68,489               54,819
     FDIC assessments                                                              4,125                2,592
     Other                                                                       216,284              214,157
                                                                     --------------------    -----------------

                                                                               1,246,673            1,173,846
                                                                     --------------------    -----------------

     Income before income taxes                                                  676,037              638,361
                                                                     --------------------    -----------------

PROVISION FOR INCOME TAXES                                                       185,700              200,816
                                                                     --------------------    -----------------

NET INCOME                                                                      $490,337             $437,545
                                                                     ====================    =================

NET INCOME PER COMMON SHARE                                                        $0.29                $0.26
                                                                     ====================    =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                       1,698,950            1,698,950
                                                                     ====================    =================

See Notes to Consolidated Financial Statements.

     PART I - FINANCIAL INFORMATION                                                                                        PAGE 3
     ITEM I - FINANCIAL STATEMENTS


                                     EVANS BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the Three Months Ended March 31, 1998 and 1997
                                                 (Unaudited)
                                                                                  Three Months Ended
                                                                                       March 31,
                                                                            1998                      1997
                                                                   --------------------       --------------------

OPERATING ACTIVITIES
     Interest received                                                      $2,457,431                 $2,402,873
     Fees and commissions received                                             268,545                    243,468
     Interest paid                                                          (1,208,701)                (1,090,095)
     Cash paid to suppliers and employees                                   (1,190,540)                (1,148,463)
     Income taxes paid                                                         (47,223)                   (53,250)
                                                                   --------------------       --------------------

             Net cash provided by operating
                 activities                                                    279,512                    354,533
                                                                   --------------------       --------------------


INVESTING ACTIVITIES
     Available for sale securities
           Purchases                                                       (11,469,420)               (13,498,292)
           Proceeds from sales                                               4,892,987                  6,961,774
           Proceeds from maturities                                          2,793,975                    208,332
     Held to maturity securities
           Purchases                                                          (188,104)                  (280,754)
           Proceeds from sales                                                       0                          0
           Proceeds from maturities                                            311,252                    283,463
     Additions to bank premises and equipment                                 (137,463)                  (183,922)
     Increase in loans, net of repayments                                   (3,165,495)                (2,411,135)
     Proceeds from sales of loans                                              613,502                    271,098
                                                                   --------------------       --------------------

             Net cash used in investing activities                         (6,348,766)                (8,649,436)
                                                                   --------------------       --------------------


FINANCING ACTIVITIES
     Increase in deposits                                                    2,955,223                 10,115,754
     Short Term Borrowing                                                     (705,687)                         0
     Cash Dividends Paid                                                      (288,822)                  (169,895)
                                                                   --------------------       --------------------

             Net cash provided by financing
                 activities                                                   1,960,714                  9,945,859
                                                                   --------------------       --------------------


Net increase in cash and cash
         equivalents                                                        (4,108,540)                 1,650,956

Cash and cash equivalents, January 1                                        10,336,532                  7,112,231
                                                                   --------------------       --------------------

Cash and cash equivalents, March 31                                         $6,227,992                 $8,763,187
                                                                   ====================       ====================


See Notes to Consolidated Financial Statements.


     PART I - FINANCIAL INFORMATION                                                                                        PAGE 4
     ITEM I - FINANCIAL STATEMENTS



                                     EVANS BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the Three Months Ended March 31, 1998 and 1997
                                                 (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                            1998                  1997
                                                                     ----------------        --------------
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                             $490,337              $437,545
                                                                     ----------------        --------------

   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                           (96,797)               59,577
     Provision for credit losses                                              30,001                15,000
     Gain on sale of assets                                                   (8,779)               (2,410)
     Increase in accrued interest payable                                     13,854                17,533
     Increase in accrued interest receivable                                (294,919)             (252,357)
     Increase in other liabilities                                           146,042               153,776
     Increase in other assets                                                   (227)              (74,131)
                                                                     ----------------        --------------

   Total adjustments                                                        (210,825)              (83,012)
                                                                     ----------------        --------------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                        $279,512              $354,533
                                                                     ================        ==============

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:

Transfers of available for sale securities to  held                               $0                    $0
                                                                     ================        ==============
to maturity securities

Net unrealized gain/(loss) on available for sale securities                 $177,086             ($549,839)
                                                                     ================        ==============


See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                           PAGE 5
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1998 AND 1997
                                   (UNAUDITED)

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

            The results of operations for the three month period ending March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

5.          PER SHARE DATA
            --------------

            The per share of common stock information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," during the fourth quarter of 1997. Only basic earnings per share is disclosed because the Company does not have any dilutive securities or other contracts to issue common stock or convert to common stock.

PART I - FINANCIAL INFORMATION                                            PAGE 6
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS



MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

            Total deposits increased 2.1% in the first quarter of 1998 versus an increase of 8.2% over the first three months of 1997. In 1997, deposit growth was bolstered by an increase of 39.1% in time deposits over $100,000. In 1998, this deposit category increased only 6.1% and time deposits under $100,000 decreased 8.7%. Competition for time deposits has been increasingly intense as financial institutions turn to this source of funding to meet loan demand and other obligations. Traditional first quarter growth experienced in other deposit categories provided an offset to the decline in time deposits.

            Total net loans outstanding increased 2.5% over the first three months of 1998 which compares to an increase of 2.3% over the first quarter of 1997. Total commercial loans increased $2.4 million over the first quarter of 1998, where growth remains concentrated in the Bank's commercial mortgage portfolio. On the consumer side, less significant growth of $141,000 reflects the current trend towards residential mortgage refinancing and the sale of $460,000 in residential mortgages to the Federal National Mortgage Association ("FNMA"). Additionally, $149,000 in student loans were sold to the Student Loan Marketing Association ("SLMA").

            The securities portfolio increased 9.0% over the first three months of 1998 versus growth of 16.1% which occurred in the first quarter of 1997. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts. The available for sale portfolio declined slightly in value since December 31, 1997. At December 31, the portfolio was valued at $376,000 over amortized cost whereas at March 31, 1998 the portfolio was valued at $231,000 over amortized cost.

            The annualized return on average assets at March 31, 1998 was 1.24% versus 1.19% at year-end 1997. The return on average equity improved to 11.65% at March 31, 1998 versus 11.06% at December 31, 1997. The capital to assets ratio of 10.93% at March 31, 1998 compares to 10.95% at December 31, 1997. Total assets have increased $2.5 million or 1.6% since year-end.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS
---------------------------------------------

            Net interest income for the quarter ending March 31, 1998 increased 7.0% over the first quarter of 1997. Interest income increased 8.4%. Loan interest income was up 10.1% as a result of increased volume. Interest income on federal funds sold and securities increased only 2.3%, but there is a benefit derived from increasing the volume of tax-exempt income that is not reflected in interest income, but in a lower effective tax rate. Interest paid on deposits increased 9.4% and the cost of short-term borrowing was substantially higher due to the increased use of the Bank's funding options as a member of the Federal Home Loan Bank. The Bank's year-to-date net interest margin at March 31, 1998 was 4.65% as compared to 4.67% at March 31, 1997.

            The year-to-date yield on average earning assets has declined from 8.29% at March 31, 1997 to 8.24% at March 31, 1998. The yield on loans has declined to 9.01% from 9.10% over that time period and the tax-equivalent yield on federal funds sold and investments have decreased to 6.51% from 6.53%. Comparatively, the year-to-date cost of funds on interest-bearing balances increased from 4.11% at March 31, 1997 to 4.17% at March 31, 1998. This increase reflects a change in the mix of interest-bearing deposits, Time deposits made up 55.7% of interest-bearing deposits at March 31, 1998 versus 53.0% the previous year. A new premium rate retail savings account product introduced in May 1997 has also contributed to the change in mix and a higher overall cost of funds, as has a volume decrease in average regular savings balances.

            The year-to-date provision for credit losses was $30,001 through March 31, 1998 versus $15,000 through the first quarter of 1997. Management has increased the amount set aside for potential credit losses due to the substantial increase in the volume of the portfolio experienced over the past two years. Management believes that the credit quality of the portfolio remains high.

            Net operating expenses increased 6.2% for the quarter ending March 31, 1998 over the quarter ending March 31, 1997. This compares to an increase of only 3.0% in the first quarter of 1997 over the first quarter of 1996. Annual salary adjustments and increase in the number of full-time equivalent employees from 75 at March 31, 1997 to 80 at March 31, 1998 contributed to the 5.40% increase in salary and benefit expense. The cost of forms and other necessary supplies is up 45.5% over the same time period in 1997 and professional services, such as legal, accounting and payroll and benefit services, are up 24.9%.

            Net income for the first quarter of $490,337 reflects an increase of 12.1% over the first quarter of 1997. The effective combined tax rate for the first three months of 1998 was 28% compared to 32% for the same period in 1997. The 28% rate for 1998 demonstrates the impact of increasing the Bank's investment in tax-advantaged municipal bonds and the benefit realized from a favorable deferred tax position.


PART II - OTHER INFORMATION
---------------------------

ITEM 1.     Legal Proceedings - None to report

ITEM 2.     Changes in Securities - None to report

ITEM 3.     Defaults upon Senior Securities - None to report

ITEM 4.     Submission of Matters To a Vote of Security Holders

            The annual shareholders meeting for the Registrant was held on April 29, 1998. At the meeting, Phillip Brothman, David M. Taylor and Thomas H. Waring, Jr. were reelected as directors for a term of three (3) years. The following votes were cast for the nominees:


                                                FOR                   AGAINST

            Phillip Brothman                 1,346,343                  2,308
            David M. Taylor                  1,340,555                  8,096
            Thomas H. Waring, Jr.            1,324,803                 23,848
            Edward R. Gerecke, Jr.               2,686


            The following directors continue their terms of office:

            Robert W. Allen
            William F. Barrett
            Richard M. Craig
            LaVerne G. Hall
            Richard C. Stevenson



ITEM 5.     Other Information:

            A cash dividend of $.17 per share was paid on March 26, 1998 to holders of record on March 12, 1998. A total of $288,822 was paid on 1,698,950 shares.


ITEM 6.     Exhibits and Reports on form 8-K - None to report

            The following Exhibits are filed as part of this Report:

            Exhibit No.                   Description                      Page
            -----------                   -----------                      ----


               27                      Financial Data Schedule              10

                                   SIGNATURES
                                   ----------




            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                               Evans Bancorp, Inc.




DATE
May 13, 1998                            /s/Richard M. Craig
                                        ---------------------------------------
                                        Richard M. Craig
                                        President and Chief Executive Officer



DATE
May 13, 1998                            /s/James Tilley
                                        ---------------------------------------
                                        James Tilley
                                        Senior Vice President