Form 10-Q
period 1998-06-30
EVANS BANCORP INC
filed 1998-08-13
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended    June 30, 1998
                                    ---------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                         Commission file number 0-18539

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

                14 - 16 North Main Street, Angola, New York 14006
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 549-1000
                           ---------------------------
                           (Issuer's telephone number)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

Common Stock, $.50 Par Value--1,698,950 shares as of July 31, 1998

                                      INDEX


                       EVANS BANCORP, INC. AND SUBSIDIARY

                                                                            PAGE
PART 1.   FINANCIAL INFORMATION
-------------------------------

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets--June 30, 1998 and
        December 31, 1997                                                     1

        Consolidated statements of income--Three months
        ended June 30, 1998 and 1997                                          2

        Consolidated statements of income--Six months                         3
        ended June 30, 1998 and 1997

        Consolidated statements of cash flows--Six months                     4
        ended June 30, 1998 and 1997

        Notes to consolidated financial statements--
        June 30, 1998 and 1997                                                6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   7


PART II.  OTHER INFORMATION                                                   8
---------------------------


Item 1. Legal Proceedings
Item 2. Changes In Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES                                                                    9

                                                                          PAGE 1
     PART I - FINANCIAL INFORMATION
     ITEM I - FINANCIAL STATEMENTS

                              EVANS BANCORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS
                             June 30, 1998 and December 31, 1997
                                         (Unaudited)
                                                              June 30,          December 31,
              ASSETS                                            1998                1997
                                                            ------------        ------------
     Cash and due from banks                                $  6,554,288        $  5,821,532
     Federal Funds sold                                        2,175,000           4,515,000
     Securities:
       Available-for-sale, at fair value                      36,535,454          33,822,334
       Held-to-maturity, at amortized cost                     6,038,587           6,578,040
     Loans, net                                              105,199,271         101,627,427
     Premises and equipment, net                               3,926,820           3,827,672
     Other assets                                              2,520,902           2,350,158
                                                            ------------        ------------

                                                            $162,950,322        $158,542,163
                                                            ============        ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits:
     Demand                                                 $ 24,339,216        $ 21,680,839
     NOW and money market accounts                             7,383,746           7,093,959
     Regular savings                                          46,940,821          44,264,697
     Time Deposits, $100,000 and over                         22,005,486          22,873,379
     Other time accounts                                      38,808,133          42,478,453
                                                            ------------        ------------

                                                             139,477,402         138,391,327
   Short Term Borrowing                                        2,000,000                   0
   Other liabilities                                           3,758,481           3,111,536
                                                            ------------        ------------

                                                             145,235,883         141,502,863
                                                            ------------        ------------

STOCKHOLDERS' EQUITY
   Common Stock, $.50 par value; 10,000,000
     shares authorized; 1,698,950 and 1,698,950
     shares issued and outstanding                               849,475             849,475
   Surplus                                                    10,990,720          10,990,720
   Retained earnings                                           5,698,271           4,985,249
   Unrealized gains on available for sale securities             175,973             213,856
                                                            ------------        ------------

                                                              17,714,439          17,039,300
                                                            ------------        ------------

                                                            $162,950,322        $158,542,163
                                                            ============        ============

See Notes to Consolidated Financial Statements.

                                                                          PAGE 2
     PART I - FINANCIAL INFORMATION
     ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                For the Three Months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                      Three Months Ended
                                                           June 30,
                                                   1998               1997
                                                ----------         ----------
INTEREST INCOME
     Loans                                      $2,387,228         $2,177,414
     Federal funds sold                              9,293             29,659
     Securities:
       Taxable                                     321,998            391,651
       Non-taxable                                 264,618            220,637
     Deposits in other banks                             0                  0
                                                ----------         ----------

                                                 2,983,137          2,819,361
INTEREST EXPENSE
     Deposits                                    1,176,624          1,156,604
     Short Term Borrowing                           37,345              2,160
                                                ----------         ----------
NET INTEREST INCOME                              1,769,168          1,660,597

PROVISION FOR CREDIT LOSSES                         29,999             15,000
                                                ----------         ----------
NET INTEREST INCOME AFTER
     PROVISION FOR CREDIT LOSSES                 1,739,169          1,645,597
                                                ----------         ----------

NON-INTEREST INCOME:
     Service charges                               176,832            166,139
     Other                                          64,790             31,414
     Loss on sale of securities                     (1,284)           (10,113)
                                                ----------         ----------
                                                   240,338            187,440
                                                ----------         ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                663,217            624,072
     Occupancy                                     188,995            195,842
     Supplies                                       28,399             21,193
     Repairs and maintenance                        47,307             35,808
     Advertising and public relations               34,802             28,808
     Professional services                          63,897             59,510
     FDIC assessments                                4,169              4,533
     Other                                         228,215            228,070
                                                ----------         ----------

                                                 1,259,001          1,197,836
                                                ----------         ----------

          Income before income taxes               720,506            635,201
                                                ----------         ----------

PROVISION FOR INCOME TAXES                         209,000            203,984
                                                ----------         ----------

NET INCOME                                      $  511,506         $  431,217
                                                ==========         ==========

NET INCOME PER COMMON SHARE-BASIC               $     0.30         $     0.25
                                                ==========         ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES         1,698,950          1,698,950
                                                ==========         ==========

See Notes to Consolidated Financial Statements.

                                                                          PAGE 3
     PART I - FINANCIAL INFORMATION
     ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Six Months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                   1998              1997
                                                ----------        ----------
INTEREST INCOME
     Loans                                      $4,697,627        $4,275,818
     Federal Funds Sold                             40,257            71,223
     Securities:
       Taxable                                     646,627           753,696
       Non-taxable                                 525,542           419,786
     Deposits in other Banks                             0                 0
                                                ----------        ----------

                                                 5,910,053         5,520,523
INTEREST EXPENSE
     Deposits                                    2,388,026         2,264,033
     Short Term Borrowing                           48,497             2,359
                                                ----------        ----------
NET INTEREST INCOME                              3,473,530         3,254,131

PROVISION FOR CREDIT LOSSES                         60,000            30,000
                                                ----------        ----------
NET INTEREST INCOME AFTER
     PROVISION FOR CREDIT LOSSES                 3,413,530         3,224,131
                                                ----------        ----------

NON-INTEREST INCOME:
     Service charges                               348,030           328,758
     Other                                         137,349           102,095
     Gain(loss) on sale of securities                3,308            (9,740)
                                                ----------        ----------
                                                   488,687           421,113
                                                ----------        ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits              1,326,052         1,253,133
     Occupancy                                     380,493           382,022
     Supplies                                       59,513            42,571
     Repairs and maintenance                        92,635            73,338
     Advertising and public relations               61,802            56,937
     Professional services                         132,386           114,329
     FDIC Assessment                                 8,294             7,126
     Other                                         444,499           442,226
                                                ----------        ----------

                                                 2,505,674         2,371,682
                                                ----------        ----------

           Income before income taxes            1,396,543         1,273,562
                                                ----------        ----------

PROVISION FOR INCOME TAXES                         394,700           404,800
                                                ----------        ----------

NET INCOME                                      $1,001,843        $  868,762
                                                ==========        ==========

NET INCOME PER COMMON SHARE-BASIC               $     0.59        $     0.51
                                                ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES         1,698,950         1,698,950
                                                ==========        ==========

See Notes to Consolidated Financial Statements.

                                                                          PAGE 4
     PART I - FINANCIA INFORMATION
     ITEM I - FINANCIAL STATEMENTS

                                EVANS BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Six Months Ended June 30, 1998 and 1997
                                            (Unaudited)
                                                                         Six Months Ended
                                                                             June 30,
                                                                    1998                 1997
                                                                ------------         ------------
OPERATING ACTIVITIES
     Interest received                                          $  5,547,030         $  5,337,980
     Fees and commissions received                                   536,503              448,205
     Interest paid                                                (2,367,240)          (2,190,470)
     Cash paid to suppliers and employees                         (2,163,468)          (1,956,194)
     Income taxes paid                                              (417,973)            (429,250)
                                                                ------------         ------------

                   Net cash provided by operating
                     activities                                    1,134,852            1,210,271
                                                                ------------         ------------

INVESTING ACTIVITIES
     Available for sale securities
       Purchases                                                 (13,347,284)         (16,093,746)
       Proceeds from sales                                         6,219,849            9,479,604
       Proceeds from maturities                                    4,895,965              342,311
     Held to maturity securities
       Purchases                                                  (1,052,390)          (1,186,054)
       Proceeds from maturities                                    1,181,519              569,308
     Additions to premises and equipment                            (157,988)            (259,865)
     Increase in loans, net of repayments                         (5,453,499)          (4,414,756)
     Proceeds from sales of loans                                  1,829,235              652,687
                                                                ------------         ------------

                   Net cash used in investing activities          (5,884,593)         (10,910,511)
                                                                ------------         ------------

FINANCING ACTIVITIES
     Increase in deposits                                          1,086,075           11,657,125
     Short Term Borrowing                                          2,345,244
     Cash Dividends Paid                                            (288,822)            (169,895)
                                                                ------------         ------------

                   Net cash provided by financing
                     activities                                    3,142,497           11,487,230
                                                                ------------         ------------

Net (decrease)increase in cash and cash
  equivalents                                                     (1,607,244)           1,786,990

Cash and cash equivalents, January 1                              10,336,532            7,112,231
                                                                ------------         ------------

Cash and cash equivalents, June 30                              $  8,729,288         $  8,899,221
                                                                ============         ============

See Notes to Consolidated Financial Statements.

                                                                          PAGE 5
     PART I - FINANCIAL INFORMATION
     ITEM I - FINANCIAL STATEMENTS

                               EVANS BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Six Months Ended June 30, 1998 and 1997
                                           (Unaudited)
                                                                        Six Months Ended
                                                                            June 30,
                                                                     1998               1997
                                                                  ----------         ----------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                     $1,001,843         $  868,762
                                                                  ----------         ----------

   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                   (21,149)           237,004
     Provision for credit losses                                      60,001             30,000
     (Gain)loss on sale of assets                                    (10,890)             4,398
     Increase in accrued interest payable                             53,157             75,922
     Increase in accrued interest receivable                        (208,137)          (212,269)
     Increase in other liabilities                                   228,884            251,930
     Decrease(Increase) in other assets                               31,143            (45,476)
                                                                  ----------         ----------

   Total adjustments                                                 133,009            341,509
                                                                  ----------         ----------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                              $1,134,852         $1,210,271
                                                                  ==========         ==========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:


Net unrealized gain(loss) on available for sale securities        $  258,772         $ (119,619)
                                                                  ==========         ==========

See Notes to Consolidated Financial Statements.

                                                                          PAGE 6
PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 AND 1997
                                   (UNAUDITED)

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

        The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                                                                          PAGE 7
PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

        An increasingly competitive market for time deposits contributed to a decline in the rate of deposit growth in the first six months of 1998 versus the same time period in 1997. Overall, deposits have only increased 0.8% in 1998 as compared to an increase of 9.4% over the first six months of 1997. Although increases in demand deposits, NOW accounts and regular savings were on pace with the comparable time period last year, time deposits greater than $100M decreased 3.8% and other time accounts decreased 8.6% in the first six months of 1998 whereas these categories increased 39.4% and 2.6% over the first six months of 1997, respectively. Many financial institutions have offered special rates and other premiums to attract new deposits in an effort to fund loan demand and meet other obligations. This aggressive pursuit of available funds is further intensified due to the number of non-banking entities which now attract the dollars that once funded deposit growth.

        Total net loans outstanding of $105.2 million have increased 3.5% since December 31, 1997. Loan demand has been strong for the past two years, with net loans increasing 4.1% over the first six months of 1997. Growth in the first six months of 1998 has largely been concentrated in the commercial sector of the portfolio, particularly in commercial mortgages. Consumer loan growth remains concentrated in home equities, both the fixed and variable rate products. A total of $348 thousand of student loans were sold to SLMA in the first half of 1998. Additionally, $1.5 million in residential mortgages were sold to FNMA.

        The investment portfolio increased 5.4% between December 31, 1997 and June 30, 1998 versus an increase of 18.6% over the same time period last year, reflecting the impact of the slowdown in deposit growth. The Bank continues to concentrate investments in US government and agency securities and tax-advantaged municipal bonds.

        The annualized return on average assets ("ROAA") at June 30, 1998 was 1.26%. The ROAA at December 31, 1997 was 1.19%. The Banks annualized return on average equity at June 30, 1998 was 11.73% versus 11.05% at December 31, 1997. The capital to assets ratio at June 30, 1998 was 11.13% compared to 10.95% at year-end 1997. Total assets have increased $4.4 million or 2.8% since December 31, 1997.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS
---------------------------------------------

        Net interest income for the semi-annual period ending June 30, 1998 increased 6.7% over the same six month period in 1997. Interest income on loans and investments increased 7.1% whereas interest expense on deposits and short-term borrowings increased 6.7%. The Bank's year-to-date net interest margin was 4.69% at June 30, 1998. At June 30, 1997 the year-to-date net interest margin was 4.68%. The year-to-date yield on total earning assets at June 30, 1998 was 8.26%, down slightly from 8.30% a year ago. Yields on US treasury securities and municipal bonds have been computed on a tax-equivalent basis. Comparatively, the year-to-date cost of funds on interest-bearing deposit balances at June 30, 1998 was 4.13% increasing slightly from 4.11% through June 30, 1997. This increase can be attributed to an increase in the volume of the Bank's more expensive products, including the tiered rate Premium savings introduced in May 1997 which now constitutes nearly 6% of total cost funds.

        The year-to-date provision for credit losses was $60 thousand through June 30, 1998, twice the amount set aside for potential credit losses through the first six months of 1997. Management has increased the provision due to the substantial increase in the volume of the loan portfolio over the past two years. Management believes the portfolio continues to be of good quality.

        Net operating expenses increased 5.6% over the first six months of 1998 versus an increase of 3.7% over the first six months of 1997. Annual salary adjustments and an increase in the number of full-time equivalent employees contributed to a 5.8% increase in salary and benefit expense. The cost of necessary forms and supplies is up nearly 40% and repair and maintenance costs are up over 26%. Professional services, such as legal, accounting, payroll and benefit services, are up 15.8%.

        Net income through June 30, 1998 of $1,001,843 reflects an increase of 15.3% over the first six months of 1997. The effective combined tax rate for the first six months of 1998 was 28.3% compared to 31.8% for the first six months of 1997. The lower rate for 1998 demonstrates the impact of increasing the Bank's investment in tax-advantaged municipal bonds and the benefit realized from a favorable deferred tax position.

                                                                          PAGE 8
PART II - OTHER INFORMATION
---------------------------

ITEM 1. Legal Proceedings - None to report.

ITEM 2. Changes in Securities - None to report

ITEM 3. Defaults upon Senior Securities - None to report.

ITEM 4. Submission of Matters To a Vote of Security Holders--none to report:

        Except for the annual shareholders meeting held on April 29, 1998 reported in the Form 10-Q filed for the quarter ended March 31, 1998.


ITEM 5. Other Information - None to Report.


ITEM 6. Exhibits and Reports on Form 8-K - None to Report.

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


                             Evans Bancorp, Inc.

DATE
August 07, 1998                  /s/ Richard M. Craig
                                 -------------------------------------
                                 Richard M. Craig
                                 President and Chief Executive Officer


DATE
August 07, 1998                  /s/James Tilley
                                 -------------------------------------
                                 James Tilley
                                 Senior Vice President