Form 10-Q
period 1998-09-30
EVANS BANCORP INC
filed 1998-11-16
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended    September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from         to

                         Commission file number 0-18539

                               EVANS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          New York                                   16-1332767
(State of other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                14 -16 North Main Street, Angola, New York 14006
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 549-1000
                           (Issuer's telephone number)

                                 Not applicable
         (Former name, former address and former fiscal year, if changed since last report.)

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

Common Stock, $.50 Par Value--1,698,950 shares as of October 31, 1998

                                      INDEX


                       EVANS BANCORP, INC. AND SUBSIDIARY

                                                                                                                     PAGE
PART 1.   FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated balance sheets--September 30, 1998 and
                  December 31, 1997                                                                                        1

                  Consolidated statements of income--Three months
                  ended September 30, 1998 and 1997                                                                        2

                  Consolidated statements of income--Nine months                                                           3
                  ended September 30, 1998 and 1997

                  Consolidated statements of cash flows--Nine months                                                       4
                  ended September 30, 1998 and 1997

                  Notes to consolidated financial statements--
                  September 30, 1998 and 1997                                                                              6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                                      7


PART II.  OTHER INFORMATION                                                                                                8


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

PART I - FINANCIAL INFORMATION                                           PAGE 1
ITEM I - FINANCIAL STATEMENTS


                           EVANS BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                        September 30, 1998 and December 31, 1997
                                      (Unaudited)

                                                                September 30,       December 31,
                     ASSETS                                          1998               1997
                                                                -------------       ------------

     Cash and due from banks                                    $   5,211,469       $  5,821,532
     Federal Funds sold                                                     0          4,515,000
     Securities:
       Classified as available-for-sale, at fair value             41,296,213         33,822,334
       Classified as held-to-maturity, at amortized cost            5,625,814          6,578,040
     Loans, net                                                   108,448,168        101,627,427
     Premises and equipment, net                                    3,914,014          3,827,672
     Other assets                                                   2,817,309          2,350,158
                                                                -------------       ------------

                                                                $ 167,312,987       $158,542,163
                                                                =============       ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
       Demand                                                   $  24,869,755       $ 21,680,839
       NOW and money market accounts                                7,541,976          7,093,959
       Regular savings                                             48,130,600         44,264,697
       Time Deposits, $100,000 and over                            22,588,341         22,873,379
       Other time accounts                                         39,747,131         42,478,453
                                                                -------------       ------------

                                                                  142,877,803        138,391,327
     Short Term Borrowing                                           2,000,000                  0
     Dividend Payable                                                 339,790                  0
     Other liabilities                                              3,972,229          3,111,536
                                                                -------------       ------------

                                                                  149,189,822        141,502,863
                                                                -------------       ------------




STOCKHOLDERS' EQUITY
     Common Stock, $.50 par value; 10,000,000
       shares authorized; 1,698,950 issued and outstanding            849,475            849,475
     Surplus                                                       10,990,720         10,990,720
     Retained earnings                                              5,872,108          4,985,249
     Treasury Stock                                                  (174,645)                 0
     Unrealized gains on  available for sale securities               585,507            213,856
                                                                -------------       ------------

                                                                   18,123,165         17,039,300
                                                                -------------       ------------

                                                                $ 167,312,987       $158,542,163
                                                                =============       ============


See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                           PAGE 2
ITEM I - FINANCIAL STATEMENTS

                           EVANS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                  For the Three Months ended September 30, 1998 and 1997
                                      (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                        1998             1997
                                                    -----------       ----------
INTEREST INCOME
     Loans                                          $ 2,369,670       $2,216,758
     Federal funds sold                                  24,375           26,428
     Securities:
       Taxable                                          318,942          343,602
       Non-taxable                                      282,552          249,015
                                                    -----------       ----------

                                                      2,995,539        2,835,803
INTEREST EXPENSE
     Deposits                                         1,196,915        1,142,744
     Short Term Borrowing                                36,627            4,309
                                                    -----------       ----------
NET INTEREST INCOME                                   1,761,997        1,688,750

PROVISION FOR CREDIT LOSSES                              30,000           15,000
                                                    -----------       ----------
NET INTEREST INCOME AFTER
     PROVISION FOR CREDIT LOSSES                      1,731,997        1,673,750
                                                    -----------       ----------

NON-INTEREST INCOME:
     Service charges                                    180,681          169,866
     Other                                               99,375           70,577
     (Losses)/Gains on Securities Transactions           (8,791)           1,990
                                                    -----------       ----------
                                                        271,265          242,433
                                                    -----------       ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                     676,878          637,514
     Occupancy                                          191,247          188,002
     Supplies                                            23,628           25,332
     Repairs and maintenance                             46,166           43,634
     Advertising and public relations                    26,129           35,452
     Professional services                               71,939           88,232
     FDIC assessments                                     4,178            4,074
     Other                                              242,070          227,165
                                                    -----------       ----------

                                                      1,282,235        1,249,405
                                                    -----------       ----------

              Income before income taxes                721,027          666,778
                                                    -----------       ----------

PROVISION FOR INCOME TAXES                              207,400          186,925
                                                    -----------       ----------

NET INCOME                                          $   513,627       $  479,853
                                                    ===========       ==========

NET INCOME PER COMMON SHARE                         $      0.30       $     0.28
                                                    ===========       ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES              1,698,950        1,698,950
                                                    ===========       ==========


See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                           PAGE 3
ITEM I - FINANCIAL STATEMENTS

                           EVANS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                  For the Nine Months ended September 30, 1998 and 1997
                                      (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                      1998              1997
                                                  -----------       ------------
INTEREST INCOME
     Loans                                        $ 7,067,297       $ 6,492,576
     Federal funds sold                                64,632            97,651
     Securities:
       Taxable                                        965,569         1,097,298
       Non-taxable                                    808,094           668,801
                                                  -----------       -----------

                                                    8,905,592         8,356,326
INTEREST EXPENSE
     Deposits                                       3,584,941         3,406,777
     Short Term Borrowing                              85,124             6,668
                                                  -----------       -----------
NET INTEREST INCOME                                 5,235,527         4,942,881

PROVISION FOR CREDIT LOSSES                            90,000            45,000
                                                  -----------       -----------
NET INTEREST INCOME AFTER
     PROVISION FOR CREDIT LOSSES                    5,145,527         4,897,881
                                                  -----------       -----------

NON-INTEREST INCOME:
     Service charges                                  528,711           498,623
     Other                                            236,724           172,672
     Losses on Securities Transactions                 (5,483)           (7,750)
                                                  -----------       -----------
                                                      759,952           663,545
                                                  -----------       -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                 2,002,930         1,890,647
     Occupancy                                        571,740           570,024
     Supplies                                          83,141            67,903
     Repairs and maintenance                          138,801           116,972
     Advertising and public relations                  87,931            92,389
     Professional services                            204,325           202,561
     FDIC assessments                                  12,472            11,200
     Other                                            686,569           669,391
                                                  -----------       -----------

                                                    3,787,909         3,621,087
                                                  -----------       -----------

              Income before income taxes            2,117,570         1,940,339
                                                  -----------       -----------

PROVISION FOR INCOME TAXES                            602,100           591,725
                                                  -----------       -----------

NET INCOME                                        $ 1,515,470       $ 1,348,614
                                                  ===========       ===========

NET INCOME PER COMMON SHARE                       $      0.89       $      0.79
                                                  ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES            1,698,950         1,698,950
                                                  ===========       ===========


See Notes to Consolidated Financial Statements.

                                                                        PAGE  4
ITEM I - FINANCIAL STATEMENTS


                           EVANS BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30, 1998 and 1997
                                      (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                 1998              1997
                                                             ------------       ------------
OPERATING ACTIVITIES
     Interest received                                       $  8,506,687       $  7,953,798
     Fees and commissions received                                834,464            725,455
     Interest paid                                             (3,520,598)        (3,341,151)
     Cash paid to suppliers and employees                      (3,575,827)        (3,482,480)
     Income taxes paid                                           (583,365)          (608,750)
                                                             ------------       ------------

                  Net cash provided by operating
                    activities                                  1,661,361          1,246,872
                                                             ------------       ------------


INVESTING ACTIVITIES
     Available for sale securities
        Purchases                                             (27,144,110)       (20,390,722)
        Proceeds from sales                                    14,084,899         14,641,489
        Proceeds from maturities                                6,741,195            407,731
     Held to maturity securities
        Purchases                                              (1,879,869)        (2,261,519)
        Proceeds from maturities                                2,274,951          1,607,944
     Additions to bank premises and equipment                    (351,121)          (509,822)
     Increase in loans, net of repayments                      (9,849,161)        (7,444,229)
     Proceeds from sales of loans                               2,961,820          1,726,206
                                                             ------------       ------------

                  Net cash used in investing activities       (13,161,396)       (12,222,922)
                                                             ------------       ------------


FINANCING ACTIVITIES
     Increase in deposits                                       4,486,477         12,571,553
     Short term borrowing                                       2,351,962                  0
     Treasury Stock                                              (174,645)                 0
     Cash Dividends Paid                                         (288,822)          (169,895)
                                                             ------------       ------------

                  Net cash provided by financing
                    activities                                  6,374,972         12,401,658
                                                             ------------       ------------


Net (decrease)/increase in cash and cash
     equivalents                                               (5,125,063)         1,425,608

Cash and cash equivalents, January 1                           10,336,532          7,112,231
                                                             ------------       ------------

Cash and cash equivalents, September 30                      $  5,211,469       $  8,537,839
                                                             ============       ============


See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                           PAGE 5
ITEM I - FINANCIAL STATEMENTS



                           EVANS BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30, 1998 and 1997
                                      (Unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                   1998              1997
                                                                                -----------       -----------
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                                 $ 1,515,470       $ 1,348,614
                                                                                -----------       -----------

     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                229,661           259,441
       Provision for credit losses                                                   90,000            45,000
       Gain on sale of assets                                                       (17,917)          (15,076)
     Changes in:
       Accrued interest payable                                                     123,823            72,294
       Accrued interest receivable                                                 (280,458)         (357,620)
       Other liabilities                                                            141,966            40,954
       Other assets                                                                (141,184)         (146,735)
                                                                                -----------       -----------

     Total adjustments                                                              145,891          (101,742)
                                                                                -----------       -----------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                            $ 1,661,361       $ 1,246,872
                                                                                ===========       ===========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:


Net unrealized gain on available for sale securities                            $   861,038       $   179,137
                                                                                ===========       ===========


See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                           PAGE 6
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 AND 1997
                                   (UNAUDITED)

1.      GENERAL

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

        The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

PART I - FINANCIAL INFORMATION                                           PAGE 7
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS



MATERIAL CHANGES IN FINANCIAL CONDITION

        Total deposits increased 3.24% over the first nine months of 1998. This compares to an increase of 10.18% over the first nine months of 1997. An increasingly competitive market for time deposits during 1998 contributed to the decline in deposit growth over the first nine months of 1997. Demand deposits, NOW account deposits and regular savings deposits have increased 14.71%, 6.32% and 8.73% respectively. Time deposits greater than $100 thousand decreased 1.25% and other time accounts decreased 6.43% over the first nine months of 1998, whereas these categories increased 26.04% and 3.30% over the first nine months of 1997 respectively. Due to the decline in new deposit growth in 1998, the Bank has begun to utilize its benefit of being a member of the Federal Home Loan Bank as a funding source by purchasing $2 million in short term borrowing.

        Total net loans outstanding of $108.4 million have increased 6.71% since December 31, 1997. Loan demand has been strong for the past two years, with net loans increasing 6.18% over the first nine months of 1997. Growth in the first nine months of 1998 has largely been concentrated in the commercial sector of the portfolio, particularly in commercial mortgages. Consumer loan growth remains concentrated in fixed and variable rate home equity products. A total of $1 million of student loans were sold to SLMA in the first nine months of 1998 and $1.9 million in residential mortgages were sold to FNMA in the first nine months of 1998.

        The investment portfolio increased 16.14% between December 31, 1997 and September 30, 1998 versus an increase of 17.19% over the same time period last year. The Bank continues to concentrate investments in US government and agency securities and tax-advantaged municipal bonds.

        During this quarter, the Company repurchased 3,881 shares of stock to be made available for sale to the Dividend Reinvestment Plan.

        The annualized return on average assets ("ROAA") at September 30, 1998 was 1.25%. The ROAA at December 31, 1997 was 1.19%. The Bank's annualized return on average equity at September 30, 1998 was 11.63% versus 11.05% at December 31, 1997. The capital to assets ratio at September 30, 1998 was 10.86% compared to 10.95% at year-end 1997. Total assets have increased $8.8 million or 5.5% since December 31, 1997.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS

        Net interest income for the nine month period ending September 30, 1998 increased 5.92% over the same nine month period in 1997. Interest income on loans and investments increased 6.57% whereas interest expense on deposits and short-term borrowings increased 7.52%. The Bank's year-to-date net interest margin was 4.65% at September 30, 1998. At September 30, 1997 the year-to-date net interest margin was 4.69%. The year-to-date yield on total earning assets at September 30, 1998 was 8.19%, down .10% from 8.29% a year ago. Yields on US treasury securities and municipal bonds have been computed on a tax-equivalent basis. Comparatively, the year-to-date cost of funds on interest-bearing deposit balances at September 30, 1998 was 4.12% increasing slightly .02% from 4.10% through September 30, 1997. The increase can be attributed to an increase in the volume of the Bank's more expensive products, including the tiered rate Premium savings introduced in May 1997 which now constitutes nearly 6% of total cost funds.

        The year-to-date provision for credit losses was $90 thousand through September 30, 1998, compared to $45 thousand set aside for potential credit losses through the first nine months of 1997. Management has increased the provision due to the substantial increase in the volume of the loan portfolio, particularly in the commercial sector, over the past two years. Management believes the portfolio continues to be of good quality.

        Net operating expenses increased 4.61% over the first nine months of 1998 versus an increase of .80% over the first nine months of 1997. Annual salary adjustments and an increase in the number of full-time equivalent employees contributed to a 5.94% increase in salary and benefit expense.

        Net income through September 30, 1998 of $1,515,470 reflects an increase of 12.37% over the first nine months of 1997. The effective combined tax rate for the first nine months of 1998 was 28.4% compared to 30.5% for the first nine months of 1997. The lower rate for 1998 demonstrates the impact of increasing the Bank's investment in tax-advantaged municipal bonds and the benefit realized from a favorable deferred tax position.

        Year 2000                                                        PAGE 8

        The Company is aware of the issues associated with the arrival of the Millennium (year 2000) and the significant challenge it presents. The "Year 2000" problem centers around the world's computer systems and a common programming practice that condenses a century date to just two digits, i.e."98" to represent 1998, to conserve computer storage space. As a result, these systems may interpret "00" as 1900 rather 2000, causing potential data corruption or system failure.

        The Company is addressing the Year 2000 issue by completing a five-phase approach recommended by the Federal Financial Institutions Examination Council and following guidelines provided us by our regulatory authorities, who monitor our progress periodically. The five phases are: Awareness-define the year 2000 problems, obtain executive level support, establish a project team and develop an overall strategy; Assessment-assess the size and complexity by identifying affected areas of our business, identify required resources and develop a comprehensive plan; Renovation-initiate code enhancements and required hardware and software upgrades, monitor progress of third party vendors; Validation-test incremental changes to hardware and software components as well as connections with other systems; Implementation-certification of systems as year 2000 complaint and development of contingency plans. To date, the first four recommended phases are essentially complete, with only the implementation phase remaining and all mission-critical systems having been renovated or replaced. Testing is planned for completion by December 31, 1998. Quality reviews will be conducted throughout 1999 and the year 2000 to ensure proper functioning of our system.

        Contingency plans are being designed to provide, if necessary, for business continuation, and our validation effort will be well underway by year end. Completion is planned during the first quarter of 1999. The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information, specifically regarding third party Year 2000 readiness. Expenses associated with Year 2000 compliance are not expected to have a material impact on the financial condition of the Company. Expenses are projected to be approximately $45 thousand, the majority of which will be charged in 1999.

        The Company cannot provide assurance that failure of third parties to address the Year 2000 issue will not have an adverse impact on the Company. To combat their uncertainties, the Company is assessing critical suppliers and customers to ascertain their readiness. The Company believes that, with the implementation of the Year 2000 initiatives as scheduled, the possibility of significant interruptions of normal operations should be reduced.

        The preceding "Year 2000" discussion contains various statements which represent the Company's beliefs or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause the differences include, but are not limited to, the actions of governmental agencies or other third parties with respect to Year 2000 problems.


PART II - OTHER INFORMATION

ITEM 1.         Legal Proceedings - None to report.

ITEM 2.         Changes in Securities - None to report

ITEM 3.         Defaults upon Senior Securities - None to report.

ITEM 4. Submission of Matters To a Vote of Security Holders--none to report.

ITEM 5.         Other Information:

                On September 22, 1998, the Board of Directors declared a cash dividend of $.20 per share payable on October 6,1998 to shareholders of record on September 22, 1998.


ITEM 6.         Exhibits and Reports on Form 8-K - None to Report.

                The following Exhibits are filed as part of this Report:

                Exhibit No.                                            Description                                         Page
                      27                                          Financial Data Schedule                                  10

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                 Evans Bancorp, Inc.




DATE
November 13, 1998                     /s/Richard M. Craig
                                      ---------------------------------------
                                      Richard M. Craig
                                      President and Chief Executive Officer



DATE
November 13, 1998                     /s/James Tilley
                                      ---------------------------------------
                                      James Tilley
                                      Senior Vice President