Form 10-K
period 1998-12-31
EVANS BANCORP INC
filed 1999-03-30
CIK 842518

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

     For fiscal year ended: December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to

                         Commission file number: 0-18539

                               EVANS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          NEW YORK                                           16-1332767
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 14-16 NORTH MAIN STREET, ANGOLA, NEW YORK                     14006
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

                     COMMON STOCK, PAR VALUE $.50 PER SHARE
                                (Title of Class)

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

     As of January 31, 1999, the aggregate market value of the registrant's common stock, $.50 par value, (the "Common Stock") held by nonaffiliates of the registrant was approximately $59,850,810 based upon the per share sale prices known to management at which the Company's Common Stock has actually been transferred in private transactions prior to that date. There is not, and has never been, an organized public trading market for the registrant's shares.

     As of January 31, 1999, 1,697,598 shares of the registrant's Common Stock were outstanding.

                                  Page 1 of 91
                            Exhibit Index on Page 38

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Registration Statement on Form 10, as amended by Amendment Nos. 1 and 2 (Registration No. 0-18539), the Registrant's Registration Statement on Form S-4 (Registration No. 33-25321), and the Registrant's Report on form 10-QSB for the period ended March 31, 1995, and the Registrant's Report on Form 10-KSB for the period ended December 31, 1995 and the Registrant's Reports on Form 10-Q for the periods ended June 30, 1996 and March 31, 1997 and the Registrant's Reports on Form 10-K for the period ended December 31, 1997 are incorporated by reference in Part IV of this Form 10-K.

     Portions of the Registrant's 1998 Annual Report to Shareholders are incorporated by reference in Part II of this Form 10-K.

                                TABLE OF CONTENTS

                                      INDEX

                                     PART I

                                                                           PAGE

Item 1.              BUSINESS................................................5

                     Evans Bancorp, Inc. ....................................5
                     Evans National Bank ....................................5
                     Market Area ............................................5
                     Average Balance Sheet Information ......................5
                     Securities Activities ..................................7
                            Securities Policy ...............................8
                     Lending Activities .....................................9
                            General .........................................9
                            Real Estate Loans ..............................10
                            Commercial Loans................................10
                            Installment Loans...............................11
                            Student Loans ..................................11
                            Other Loans ....................................11
                            Loan Maturities.................................12
                            Credit Losses...................................13
                     Sources of Funds - Deposits ...........................15
                            General.........................................15
                            Deposits........................................15
                     Environmental Matters..................................16
                     Employees .............................................16
                     Competition ...........................................16
                     Asset and Liability Management ........................17
                     Regulation ............................................18
                     Monetary Policy .......................................20

Item 2.              PROPERTIES.............................................20

Item 3.              LEGAL PROCEEDINGS......................................20

Item 4.              SUBMISSION OF MATTERS
                     TO A VOTE OF SECURITY HOLDERS..........................20

                                     PART II

                                                                              PAGE
Item 5.              MARKET FOR REGISTRANT'S COMMON EQUITY
                     AND RELATED STOCKHOLDER MATTERS............................21

Item 6.              SELECTED FINANCIAL DATA....................................22

Item 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS.........................23

Item 7a.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK................................................30

Item 8.              FINANCIAL STATEMENTS ......................................30

Item 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURES....................31

                                    PART III

Item 10.             DIRECTORS AND EXECUTIVE OFFICERS OF
                     THE REGISTRANT.............................................31

Item 11.             EXECUTIVE COMPENSATION.....................................34

Item 12.             SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT...........................36

Item 13.             CERTAIN RELATIONSHIPS AND
                     RELATED TRANSACTIONS.......................................38

                                     PART IV

Item 14.             EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
                     AND REPORTS ON FORM 8-K ...................................38

ITEM 1. BUSINESS

EVANS BANCORP, INC.

        Evans Bancorp, Inc. (the "Company") was organized as a New York business corporation and incorporated under the laws of the State of New York on October 28, 1988 for the purpose of becoming a bank holding company. The Company is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and conducts its business through its wholly-owned subsidiary, Evans National Bank (the "Bank"). The principal business of the Company, through the Bank, is commercial banking and consists of, among other things, attracting deposits from the general public and using these funds to extend credit and to invest in securities. The Bank offers a variety of loan products to its customers including commercial loans, commercial and residential mortgage loans, and consumer loans. In addition, the Bank offers deposit products which include checking and NOW accounts, passbook and statement savings and certificates of deposit.

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

        As of December 31, 1998, the Bank had total assets of $174,120,230, total deposits of $144,083,636 and total stockholders' equity of $18,623,413.

MARKET AREA

        The Bank's primary market area is located in southern Erie County, northern Chautauqua County and northwestern Cattaraugus County, which includes the towns of Evans, Boston, Hamburg, Eden, Orchard Park, West Seneca and Hanover. This market area is the primary area where the Bank receives deposits and makes loans.

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




                                                                 1998                                         1997
                                                                 ----                                         ----
                                                        AVERAGE                     YIELD/       AVERAGE                 YIELD/
                                                        BALANCE        INTEREST      RATE        BALANCE     INTEREST    RATE
ASSETS                                                  ($000)          ($000)                   ($000)       ($000)
Interest-earning assets:
  Loans, Net                                            $105,856         $9,336      8.82%       $96,511       $8,633    8.95%
  Taxable securities                                      21,696          1,333      6.14%        21,071        1,373    6.52%
  Tax-exempt securities                                   23,982          1,098      4.58%        20,524          945    4.60%
  Federal funds sold                                       1,531             84      5.49%         2,266          123    5.43%
                                                           -----             --      -----         -----          ---    -----
Total interest-earning assets                            153,065         11,851      7.74%       140,372       11,074    7.89%

Noninterest-earning assets
  Cash and due from banks                                  5,479                                   5,407
  Premises and equipment, net                              3,771                                   3,830
  Other assets                                             2,668                                   2,228
                                                           -----                                   -----
           Total                                        $164,983                                $151,837
                                                        ========                                ========
LIABILITIES & SHAREHOLDER'S EQUITY
Interest-bearing liabilities:
  NOW accounts                                            $7,275            $71      .98%         $6,700          $71    1.06%
  Savings deposits                                        46,925          1,281      2.73%        44,610        1,203    2.70%
  Time deposits                                           63,338          3,399      5.37%        60,257        3,302    5.48%
  Fed Funds Purchased & Securities                         3,801            196      5.16%           425           12    2.82%
  Sold U/A to Repurchase
                                                           -----            ---      -----           ---           --    -----
Total interest-bearing liabilities                       121,339          4,947      4.08%       111,992        4,588    4.10%
Noninterest-bearing liabilities:
  Demand deposits                                         23,571                                  21,756
  Other                                                    2,308                                   1,899
                                                           -----                                   -----
                                                         147,218                                 135,647
Shareholders' equity                                      17,765                                  16,190
                                                          ------                                  ------
           Total                                        $164,983                                $151,837
                                                        ========                                ========
Net interest earnings                                                    $6,904                                $6,486
                                                                         ======                                ======
Net yield on interest earning assets                                                 4.51%                               4.62%

In 1998, the Company's interest income increased by $778,936 over 1997, compared to an increase of $1,273,036 in 1997 over 1996. Also, interest expense on deposits increased by $358,674 in 1998 over 1997 compared to an increase of $675,295 in 1997 over 1996. The following table segregates these changes for the past two years into amounts attributable to changes in volume and changes in rates by major categories of assets and liabilities. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                          1998 COMPARED TO 1997               1997 COMPARED TO 1996
                                         INCREASE (DECREASE) DUE TO         INCREASE (DECREASE) DUE TO
                                        --------------------------------------------------------------
                                                                    (thousands)
                                        VOLUME        RATE       TOTAL      VOLUME     RATE       TOTAL
Interest earned on:
  Loans                                  $824        $(120)      $704      $1,335      $(83)    $1,251
  Taxable securities                       42          (82)       (40)       (120)       65        (55)
  Tax-exempt securities                   158           (5)       153         219       (40)       179
  Federal funds sold                      (39)           1        (38)        (83)        4        (79)
  Time deposits in other banks              0            0          0         (23)        0        (23)
                                          ---          ---        ---       -----        --      -----
Total interest-earning assets            $985        $(206)      $779      $1,328      $(54)    $1,273
                                         ====        ======      ====      ======      =====    ======
Interest paid on:
  NOW accounts                             $6          $(6)        $0          $4      $(13)       $(9)
  Savings deposits                         63           15         78         (12)      (35)       (47)
  Time deposits                           162          (65)        97         750       (31)       719
  Federal Funds Purchased &               166           18        184          12         0         12
  Securities Sold U/A Repurch.
                                          ---           --        ---          --         -         --
Total interest-bearing liabilities       $397         $(38)      $359        $754      $(79)      $675
                                         ====         =====      ====        ====      =====      ====



SECURITIES ACTIVITIES

        Income from securities represented approximately 20.5% of total interest income of the Company in 1998 and approximately 20.9% of total interest income of the Company in 1997. At December 31, 1998, the Bank's securities portfolio of $50,059,972 consisted primarily of United States ("U.S.") and federal agency obligations, state and municipal securities, corporate bonds and mortgage-backed securities by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corp.

        In 1994, the Bank adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, all securities in the Bank's portfolio are now designated as "held to maturity" or "available for sale".

        The following table summarizes the Bank's securities with those designated as available for sale at fair value and securities designated as held to maturity valued at amortized cost as of December 31, 1998 and 1997:

                                                                1998                     1997
                                                                ----                     ----
                                                               ($000)                   ($000)
Available for Sale:
U.S. Treasury and other U.S. government agencies               $22,105                 $13,025
States and political subdivisions in the U.S.                   22,913                  19,867
Other                                                              952                     930
                                                                   ---                     ---
     Total Securities Designated as Available for Sale         $45,970                 $33,822
                                                               =======                 =======
Held to Maturity:
U.S. Treasury and other U.S. government agencies                    47                   3,483
States and political subdivisions in the U.S.                    4,043                   3,095
                                                                 -----                   -----
     Total Securities Designated as Held to Maturity            $4,090                  $6,578
                                                                ======                  ======
     Total Securities                                          $50,060                 $40,400
                                                               =======                 =======


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

The following table sets forth the maturities and weighted average interest yields of the Bank's securities portfolio (yields on tax-exempt obligations have been computed on a tax equivalent basis) as of December 31, 1998:

                                                                        MATURING
                                    ---------------------------------------------------------------------------------
                                           WITHIN            AFTER ONE BUT      AFTER FIVE BUT          AFTER
                                          ONE YEAR         WITHIN FIVE YEARS   WITHIN TEN YEARS        TEN YEARS
                                    ---------------------------------------------------------------------------------
                                    AMOUNT         YIELD  AMOUNT      YIELD    AMOUNT      YIELD   AMOUNT       YIELD
                                    ---------------------------------------------------------------------------------
                                    ($000)                ($000)               ($000)              ($000)
CLASSIFIED AS AVAILABLE FOR
SALE AT FAIR VALUE:

U.S. Treasury and other U.S.        $     0            0% $  500       6.35%   $ 5,235      6.20%  $16,370       6.76%
government agencies
States and political subdivisions     1,497         6.39   6,191       6.79     10,198      7.24     5,027       7.40
Other                                   952         6.63       0       0.00          0      0.00         0       0.00
     Total Available for Sale       $ 2,449         6.49  $6,691       6.76    $15,433      6.89   $21,397       6.91

CLASSIFIED AS HELD TO MATURITY
AT AMORTIZED COST:

U.S. Treasury and other U.S.              0         0.00       0       0.00          0      0.00        47       0.00
government agencies
States and political subdivisions     3,535         5.94     154       7.92        167      8.30       187       8.84
     Total Held to Maturity           3,535         5.94     154       7.92        167      8.30       234       7.07
     Total Securities               $ 5,984         6.17  $6,845       6.79    $15,600      6.91   $21,631       6.92

        At December 31, 1998, approximately $22,152,000 of the Bank's securities portfolio were obligations of the U.S. Treasury and other U.S. government agencies.

LENDING ACTIVITIES

        GENERAL. The Bank has a loan policy which is approved by the Board of Directors on an annual basis. The loan policy addresses the lending authorities of Bank officers, charge off policies, desired portfolio mix, loan approval guidelines.

        The Bank offers a variety of loan products to its customers including residential and commercial real estate mortgage loans, commercial loans, installment loans and student loans. The Bank primarily extends loans to customers located within the Western New York area. Income on loans represented approximately 78.8% of the total interest income of the Company in 1998 and approximately 78.0% of total interest income in 1997. The Bank's loan portfolio after unearned discounts, loan origination costs and allowances for credit losses totalled $110,526,449 and $101,627,427 at December 31, 1998 and December 31, 1997, respectively. At December 31, 1998, the Bank had established $729,199 as an allowance for credit losses which is approximately 0.66% of total loans. This compares with $609,539 at December 31, 1997 which was approximately 0.60% of total loans. The net loan portfolio represented approximately 63.5% and 64.1% of the Bank's total assets at December 31, 1998 and December 31, 1997, respectively.

        REAL ESTATE LOANS. Approximately 87.7% of the Bank's loan portfolio at December 31, 1998 consisted of real estate loans or loans collateralized by mortgages on real estate including residential mortgages, commercial mortgages and other types of real estate loans. The Bank's real estate loan portfolio was $97,539,555 at December 31, 1998, compared to $88,137,842 at December 31, 1997.
The real estate loan portfolio increased approximately 10.7% in 1998 over 1997 compared to an increase of 10.0% in 1997 over 1996.

        The Bank offers fixed rate residential mortgages with terms of ten to thirty years with up to an 80% loan-to-value ratio. Fixed rate residential mortgage loans outstanding totalled $20,701,615 at December 31, 1998, which was approximately 18.6% of total loans outstanding. In 1995, the Bank entered into a contractual arrangement with the Federal National Mortgage Association ("FNMA") whereby mortgages can be sold to FNMA and the Bank retains the servicing rights. In 1998, approximately $2,539,622 of mortgages were sold to FNMA under this arrangement compared to $1,225,475 of mortgages sold in 1997. The Bank currently retains the servicing rights on $4.7 million in mortgages sold to FNMA.

        Since 1993 the Bank has offered adjustable rate residential mortgages with terms of up to thirty years. Rates on these mortgages remain fixed for the first three years and are adjusted annually thereafter. On December 31, 1998, the Bank's outstanding adjustable rate mortgages were $3,337,768 or 3.0% of total loans. This balance did not include any construction mortgages.

        The Bank also offers commercial mortgages with up to a 75% loan-to-value ratio for up to fifteen years on a variable and fixed rate basis. Many of these mortgages either mature or are subject to a rate call after three to five years. The Bank's outstanding commercial mortgages were $52,627,923 at December 31, 1998, which was approximately 47.3% of total loans outstanding. This balance included $7,180,209 in fixed rate and $45,447,714 in variable rate loans, which includes rate calls.

        Commercial mortgage loan growth of 18.0% during 1998 reflected a continued strong market resulting partially from low interest rates which encouraged real estate acquisition and expansion, compared to an increase of 15.2% experienced in 1997.

        The Bank also offers other types of loans collateralized by real estate such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to fifteen years and up to a 80% loan-to-value ratio. At December 31, 1998, the real estate loan portfolio included $15,725,650 of home equity loans outstanding which represented approximately 14.1% of its total loans outstanding. This balance included $7,942,348 in variable rate and $7,783,302 in fixed rate loans.

        The Bank also offers residential real estate-construction loans at up to a 80% loan-to-value ratio at fixed interest rates and multiple maturities. At December 31, 1998, fixed rate real estate-construction loans outstanding were $499,098 or 0.45% of the Bank's loan portfolio, and adjustable rate construction loans outstanding were $4,606,153 or 4.1% of the portfolio.

        As of December 31, 1998, approximately $4,031,000 or 4.1% of the Bank's real estate loans were 30 to 90 days delinquent, $688,000 or 0.71% of the bank's real estate loans were more than 90 days delinquent and approximately $367,000 or 0.38% of real estate loans were nonaccruing.

        COMMERCIAL LOANS. The Bank offers commercial loans on a secured and unsecured basis including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank's commercial loan portfolio totaled $9,835,866 and $8,938,560 at December 31, 1998 and December 31, 1997,
respectively. Commercial loans represented approximately 8.8% and 8.7% of the Bank's total loans at December 31, 1998 and December 31, 1997, respectively. The commercial loan portfolio increased $897,306 or 10.0% in 1998.

        Commercial lending entails significant additional risk as compared with real estate loans. These loans typically involve larger loan balances to single borrowers or groups of related borrowers. Collateral, where applicable, may consist of inventory, receivables, equipment and other business assets. Sixty-seven percent of the Bank's commercial loans are variable rate which are tied to the prime rate. The Bank's ability to lend larger amounts to any one borrower is subject to regulation by the Comptroller of the Currency. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.

        As of December 31, 1998, approximately $188,000 or 1.9% of the Bank's commercial loans were 30 to 90 days past due, $6,000 or .06% of its commercial loans were more than 90 days past due and $387,000 or 3.9% of its commercial loans were nonaccruing.

        INSTALLMENT LOANS. The Bank's installment loan portfolio (which includes commercial and automobile loans, personal loans and revolving credit card balances) totaled $2,166,133 and $2,517,892 at December 31, 1998 and December 31, 1997, respectively, representing approximately 1.9% of the Bank's total loans at December 31, 1998 and 2.5% of the Bank's total loans at December 31, 1997. Traditional installment loans are offered at fixed interest rates with various maturities up to 60 months, on a secured and unsecured basis. On December 31, 1998, the installment loan portfolio included $208,212 in fixed rate card balances at an interest rate of 15.6% and $36,429 in the variable rate option. As of December 31, 1998, approximately $62,000 or 2.9% of the Bank's installment loans were 30-90 days past due and approximately $4,000 or .18% of the Bank's installment loans were more than 90 days past due. None of the Bank's installment loans were nonaccruing.

        STUDENT LOANS. The Bank's student loan portfolio totaled $438,670 at December 31, 1998 and $1,731,492 at December 31, 1997. Student loans represented
 .39% of the Bank's total loans at December 31, 1998 and 1.7% of the Bank's total loans at December 31, 1997. These loans are guaranteed by the federal government and the New York State Higher Education Assistance Corporation. The Bank offers student loans at variable interest rates with terms of up to 10 years. In 1995, the Bank entered into a contract with the Student Loan Marketing Association. Under terms of this agreement, SLMA services the Bank's loans to students who are still in school and subsequently purchases those loans when the student goes into repayment. The Bank sold $2,267,518 and $1,087,051 of its student loans to SLMA in 1998 and 1997 respectively. Student loan products have been expanded to include Federal Plus and HEAL loans.

        OTHER LOANS. Other loans totaled $891,669 at December 31, 1998 and $509,935 at December 31, 1997. Other loans consisted primarily of loans to municipalities, hospitals, churches and non-profit organizations. These loans are at fixed or variable interest rates with multiple maturities. Other loans also include overdrafts.

        The following table summarizes the major classifications of the Bank's loans (net of deferred origination costs) at December 31, 1998, and 1997:

                                                           December 31,
                                              -------------------------------------
                                                1998                          1997
                                                ----                          ----
                                                         (in thousands)
Real Estate                                   $97,539                       $88,138
Commercial                                      9,836                         8,939
Installment                                     2,166                         2,518
Student Loans                                     439                         1,731
All Other                                         891                           510
Net deferred loan origination costs               384                           401
                                             --------                      --------
Total Loans                                  $111,255                      $102,237
                                             --------                      --------
Allowance for credit losses                     (729)                         (610)
                                             --------                      --------
Net loans                                    $110,526                      $101,627
                                             ========                      ========

        LOAN MATURITIES. The following table shows the maturities of commercial and real estate construction loans outstanding as of December 31, 1998 and the classification of loans due after one year according to sensitivity to changes in interest rates:

                                                                     (in thousands)
                                                   0-1 YR.         1-5 YRS.     OVER 5 YRS.   TOTAL
                                                   -------         --------     -----------   -----
Commercial                                         $2,934           $2,137        $4,765      $9,836
Real estate construction                            4,105            1,000             0       5,105
                                                    -----            -----             -       -----
                                                   $7,039           $3,137        $4,765     $14,941
                                                   ======           ======        ======     =======
Loans maturing after one year with:
     Fixed rates                                                      $897            $0
     Variable rates                                                  2,240         4,765
                                                                     -----         -----
                                                                    $3,137        $4,765
                                                                    ======        ======

CREDIT LOSSES. The following table summarizes the Bank's non-accrual and past due loans as of December 31, 1998 and December 31, 1997. The Bank had no restructured loans as of those dates. Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credit about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations Provision for Loan Losses."

                                                     1998         1997
                                                     ----         ----
                                                       (in thousands)
Nonaccrual loans                                     $754         $627
Accruing loans past due 90 days or more               698          360
                                                      ---          ---
     Total                                         $1,452         $987
                                                   ======         ====

Information with respect to nonaccrual loans at December 31, 1998 and December 31, 1997 is as follows:

                                                    1998          1997
                                                    ----          ----
                                                      (in thousands)
Nonaccrual loans                                    $754          $627
Interest income that would have been                  71            58
recorded under the original terms
Interest income recorded during the period             0             0

At December 31, 1998 $754,000 of nonaccrual loans are collateralized.

        The following tables summarize the Bank's allowance for credit losses and changes in the allowance for credit losses by loan categories:

             ANALYSIS OF CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

                                                       1998         1997
                                                    ---------    ---------
BALANCE AT BEGINNING OF YEAR                        $ 609,539    $ 546,954
  CHARGE-OFFS
              Commercial, Financial, Agricultural           0         (394)
              Real Estate - Mortgages                 (50,381)     (25,000)
              Installment Loans                       (21,077)     (21,464)
              Overdrafts                                    0            0
                                                    ---------    ---------
              TOTAL CHARGE-OFFS                       (71,458)     (46,858)
  RECOVERIES

              Commercial, Financial, Agricultural       6,774        7,381
              Real Estate - Mortgages                  21,219       32,367
              Installment Loans                        11,925        8,495
              Overdrafts                                1,200        1,200
                                                                 ---------
              TOTAL RECOVERIES                         41,118       49,443
NET (CHARGEOFFS) RECOVERIES                           (30,340)       2,585
ADDITIONS CHARGED TO OPERATIONS                       150,000       60,000
                                                    ---------    ---------
BALANCE AT END OF YEAR                              $ 729,199    $ 609,539
                                                    =========    =========


                  ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

                                                BALANCE AT             BALANCE AT                      PERCENT OF LOANS IN
                                                 12/31/98               12/31/97                         EACH CATEGORY TO
                                             ATTRIBUTABLE TO:       ATTRIBUTABLE TO:                       TOTAL LOANS:
                                                                                                  1998                    1997
Real Estate Loans                             $456,823               $424,257                     88.0%                   86.6%
Commercial Loans                                77,552                 58,306                      8.8                     8.7
Installment Loans (Includes Credit Cards)       53,322                 49,189                      2.0                     2.5
Student Loans                                        0                      0                      0.4                     1.7
All Other Loans                                      0                      0                      0.8                     0.5
Unallocated                                    141,502                 77,787                      N/A                     N/A
                                               -------                 ------                      ---                     ---
        Total                                 $729,199               $609,539                   100.0%                  100.0%
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

        DEPOSITS. The Bank offers a variety of deposit products including checking, passbook, statement savings, money market, NOW accounts, certificates of deposit and jumbo certificates of deposit. Deposits of the Bank are insured up to the limits provided by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1998, the Bank's deposits totalled $144,083,636 consisting of the following:

Demand deposits                       $25,857,037
NOW and Money Market accounts           7,554,104
Regular savings                        47,676,615
Time deposits, $100,000 and over       24,208,290
Other time deposits                    38,787,590

                                     $144,083,636

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank:

                                        1998                    1997
                                        ----                    ----
                                            Weighted                Weighted
                                Average     Average      Average    Average
                                Balance       Rate       Balance      Rate
                                  (in thousands)           (in thousands)
Demand Deposits                 $ 23,571       ---%     $ 21,756       ---%
NOW and Money Market Accounts      7,276       .98%        6,700      1.06%
Regular Savings                   46,925      2.74%       44,610      2.66%
Time Deposits                     63,337      5.37%       60,256      5.48%
        Total                   $141,109      3.38%     $133,322      3.43%

        The Bank has a very stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

FEDERAL FUNDS PURCHASED AND OTHER BORROWED FUNDS. Another source of the Bank's funds for lending at December 31, 1998, consisted of short term and long term borrowings from the Federal Home Loan Bank.

        Federal funds purchased of $2,225,000 at December 31, 1998 mature within four days of year-end.

        Other Borrowed funds consisted of a $2,000,000 90-day renewable note with an interest rate of 5.15%, and a $5,000,000 long-term borrowing. The long-term borrowing consisted of various advances with interest rates ranging from 4.83% to 5.07%. The maturities of other borrowed funds are as follows:

        1999                $   2,000,000
        2000                    1,000,000
        2001                            0
        2002                    1,000,000
        2003                    2,000,000
        Thereafter              1,000,000
                                ---------
        Total               $   7,000,000
                            =============

ENVIRONMENTAL MATTERS:

        To date, the Bank has not been required to perform any investigation or clean-up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future.

        In the course of its business, the Bank has acquired and may acquire in the future, property securing loans that are in default. There is a risk that the Bank could be required to investigate and clean-up hazardous or toxic substances or chemical releases at such properties after acquisition by the Bank, and may be held liable to a governmental entity or third parties for property damage, personal injury and investigation and clean-up costs incurred by such parties in connection with such contamination. In addition, the owner or former owners of contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

EMPLOYEES

        As of February 28, 1999, the Bank employed 75 persons on a full-time basis. There were also 14 part-time employees.

COMPETITION

        All phases of the Bank's business are highly competitive. The Bank competes actively with local commercial banks as well as other commercial banks with branches in the Bank's market area of southern Erie County, northern Chautauqua County, and northwestern Cattaraugus County, New York. The Bank considers its major competition to be Marine Midland Bank, and Manufacturers and Traders Trust Company, both headquartered in Buffalo, New York, and Key Bank, N.A., and Fleet National Bank of New York, both headquartered in Albany, New York and also Lockport Savings Bank, headquartered in Lockport, New York. The Bank is generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

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

        The following table summarizes the interest rate sensitivity analysis for the Bank as of December 31, 1998 for the periods indicated:

                                  0 TO 3        4 TO 12         ONE TO FIVE       OVER FIVE
                                  MONTHS         MONTHS            YEARS            YEARS
                                                        (in millions)
Interest-earning assets            $37.7          $24.2             $65.4            $33.3
Interest-bearing liabilities        41.9           34.9              75.4              1.0
                                    ----           ----              ----              ---
Interest sensitivity gap          $(4.2)        $(10.7)             $(10)            $32.3
                                  ======        =======             =====            =====

        The primary assets and liabilities in the one year maturity range are securities, commercial loans and time deposits. As of December 31, 1998, the Bank's cumulative one year gap ratio (rate sensitive assets divided by rate sensitive liabilities) was .81 as compared to .82 at December 31, 1997 and .83 as of December 31, 1996. The Bank has more liabilities than assets repricing over the next twelve months. However, since liabilities tend to reprice less quickly than assets, management believes that earnings will not be significantly impaired should rates rise.

        The following schedule sets forth the maturities of the Bank's time deposits as of December 31, 1998:

                                                  Time Deposit Maturity Schedule
                                                           (in millions)
                                        0-3         3-6           6-12       Over
                                        Mos.        Mos.          Mos.      12 Mos.    Total
Time deposits - $100,000 and over      $16.2        $4.6          $2.2       $1.2     $24.2
Other time deposits                     11.1        11.3           9.3        7.1      38.8
                                        ----        ----           ---        ---      ----
Total time deposits                    $27.3       $15.9         $11.5       $8.3     $63.0
                                       =====       =====         =====       ====     =====


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

        Under the Community Reinvestment Act of 1977, the Comptroller of the Currency is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve and to take this record into account in its evaluation of any application made by any such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares.

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

        In connection with the risk-based capital framework applicable to bank holding companies described above, the Federal Reserve Board applies a risk-based capital framework for Federal Reserve member banks, such as the Bank. The framework requires banks to maintain minimum capital levels based upon a weighing of their assets according to risk. Effective December 31, 1992, Federal Reserve member banks were required to maintain a ratio of qualifying total capital to risk-weighted assets of a minimum of 8%, and Tier 1 Capital to Assets ratio of 4%. A minimum leverage ratio of 3% is required for banks with the highest regulatory examination ratings and not contemplating or experiencing significant growth or expansion. All other banks are required to maintain a minimum leverage ratio of at least 1-2% above the stated minimum leverage ratio of 3%.

        A comparison of the Bank's capital ratios as of December 31, 1998 and December 31, 1997 with these minimum requirements is presented below:

                                            BANK
                                  -------------------------
                                                                  Minimum
                                    1998            1997       Requirements
                                    ----            ----       ------------
Total Risk-based Capital            16.9%          16.9%            8%
Tier 1 Risk-based Capital           16.3%          16.3%            4%
Leverage Ratio                      10.5%          10.8%           3-5%

As of December 31, 1998, the Bank met all three capital requirements.

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

ITEM 2. PROPERTIES

        The Bank conducts its business from its main office and six branch offices. The main office is located at 14- 16 North Main Street in Angola, New York. The main office facility is 9,344 square feet and is owned by the Bank. This facility is occupied by the Office of the President as well as the Loan and Administration Divisions.

        The Bank also owns three of its six branch offices. One is a 3,900 square foot facility located at 8599 Erie Road in the Town of Evans. Another is a 1,530 square foot facility located at 25 Main Street, Forestville, New York and the third is a 3,650 square foot branch located at 6480 Erie Road, Derby, New York.

          In 1995, the Bank purchased property adjacent to the Derby Office, providing additional parking facilities for customers and enabling future expansion. An existing building on the property has been leased to a tenant for a five year term commencing December 1, 1995. The lease provides for monthly payments of $5,217 in Year One and increasing annually to $5,445 in Year Five.

        The Bank leases branch offices in North Boston, Hamburg and West Seneca. The 1,280 square foot branch office at 7186 North Boston State Road, Boston, New York is occupied pursuant to a land lease which provides for monthly payments of $1,375 through January 1, 2001, with an option to be renewed for an additional five year term. The 3,000 square foot branch office at 5999 South Park Avenue, Hamburg, New York, is occupied pursuant to a twenty year lease which provides for monthly payments of $5,875 for the first five years through October 31, 2000. Thereafter, monthly payments increase annually from $6,162.50 in Year Six to $7,967.50 in Year Twenty. The 3,196 square foot branch office at 1026-B Union Road, West Seneca, New York is occupied pursuant to a five year lease which provides for monthly payments of $2,904.38.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

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

                                                          1998                                                 1997(1)
                                                         ------                                               --------
QUARTER                                      HIGH                       Low                        HIGH                        LOW
-------                                      ----                                                  ----                        ---
FIRST                                       $40.00                     $38.00                     $27.20                     $27.20
SECOND                                      $43.00                     $40.00                     $32.00                     $27.20
THIRD                                       $45.00                     $43.00                     $33.00                     $32.00
FOURTH                                      $45.00                     $45.00                     $38.00                     $33.00

     (1) Adjusted for five for one stock split which was effective May 1, 1997.

     (b) HOLDERS. As of January 31, 1999, 1,697,598 shares of the Company's Common Stock were outstanding and the number of holders of record of the Common Stock at that date was 1089.

     (c) DIVIDENDS.

          CASH DIVIDENDS.

               The Company paid a cash dividend of $.30 per share (adjusted for the five for one stock split) on October 21, 1997 to holders of record on October 1, 1997.

               The Company paid a cash dividend of $.17 per share on March 26, 1998 to holders of record on March 2, 1998.

               The Company paid a cash dividend of $.20 per share on October 6, 1998 to holders of record on September 22, 1998.

               The Company has declared a cash dividend of $.23 per share payable on April 1, 1999 to holders of record on February 23, 1999.

               The amount, if any, of future dividends will be determined by the Company's Board of Directors and will depend upon the Company's earnings, financial conditions and other factors considered by the Board of Directors to be relevant. Banking regulations limit the amount of dividends that may be paid without prior approval of the Comptroller of the Currency. See Footnote 13 to the Consolidated Financial Statements.

          STOCK DIVIDENDS. There was no stock dividend in 1998 or 1997. On April 29, 1997, the shareholders approved a five for one stock split which was effective May 1, 1997.

        The following table shows consolidated operating and capital ratios for the Company for the last three years:

                                1998         1997        1996
Return on Average Assets       1.24%        1.19%        1.20%
Return on Average Equity       11.63%       11.06%      10.75%
Dividend Payout Ratio          30.84%       28.30%      23.58%
Equity to Assets Ratio         10.81%       10.95%      11.37%


ITEM 6. SELECTED FINANCIAL DATA


EVANS BANCORP, INC.
SELECTED FINANCIAL INFORMATION

For the Year Ended December 31,      1998           1997           1996            1995           1994

RESULTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------
Interest Income                  $ 11,851,787   $ 11,072,851   $  9,799,815    $  9,226,500   $  8,206,596
----------------------------------------------------------------------------------------------------------
Interest Expense                    4,946,730      4,588,056      3,912,761       3,418,782      2,747,297
----------------------------------------------------------------------------------------------------------
Net Interest Income                 6,905,057      6,484,795      5,887,054       5,807,718      5,459,299
----------------------------------------------------------------------------------------------------------
Non-Interest Income                 1,220,194        950,662        930,986         763,054        785,551
----------------------------------------------------------------------------------------------------------
Non-Interest Expense                5,196,900      4,849,182      4,555,398       4,228,922      3,981,801
----------------------------------------------------------------------------------------------------------
Net Income                          2,043,351      1,802,275      1,614,642       1,664,783      1,617,049
----------------------------------------------------------------------------------------------------------



BALANCE SHEET DATA

----------------------------------------------------------------------------------------------------------
Total Assets                     $174,120,230   $158,542,163   $140,898,057    $125,308,204   $114,565,971
----------------------------------------------------------------------------------------------------------
Loans - Net                       110,526,449    101,627,427     92,087,902      75,468,504     71,998,929
----------------------------------------------------------------------------------------------------------
Allowance for Loan Losses             729,199        609,539        546,954         557,961        628,957
----------------------------------------------------------------------------------------------------------
Securities                         50,059,972     40,400,374     36,054,324      38,954,494     32,341,350
----------------------------------------------------------------------------------------------------------
Total Deposits                    144,083,636    138,391,327    123,461,379     109,020,551    100,532,031
----------------------------------------------------------------------------------------------------------
Stockholders' Equity               18,623,413     17,039,300     15,510,083      14,485,510     12,723,940
----------------------------------------------------------------------------------------------------------



PER SHARE DATA
----------------------------------------------------------------------------------------------------------
Net Income                       $       1.20   $       1.06   $       0.95    $       0.97   $       0.95
----------------------------------------------------------------------------------------------------------
Cash Dividend                    $        .37   $       0.30   $       0.22    $       0.14   $       0.09
----------------------------------------------------------------------------------------------------------
Book Value at Year End           $      10.96   $      10.03   $       9.13    $       8.53   $       7.49
----------------------------------------------------------------------------------------------------------
Market Value                     $      45.00   $      38.00   $      27.20    $      22.00   $      14.00
----------------------------------------------------------------------------------------------------------
Weighted Average Shares             1,698,612      1,698,950      1,698,950       1,698,950      1,698,950
----------------------------------------------------------------------------------------------------------

(Retroactively adjusted for stock dividends and stock splits)

CORRECTION:    Book Value at Year End For 1995 and Earlier and Market Value For
               1996 and Earlier Under PER SHARE DATA Have Been Corrected to
               Reflect the Five-For-One Stock Split in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion is intended to compare the performance of the Company for the years ended December 31, 1998, 1997 and 1996. The review of the information presented should be read in conjunction with the consolidated financial statements and accompanying notes.

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

RESULTS OF OPERATIONS

Net income of $2,043,351 in 1998 resulted in earnings per share of $1.20. This is an increase of 13.4% over net income for 1997 of $1,802,275 or $1.06 per share. Income in 1997 had improved 11.6% over net income of $1,614,642 or $.95 per share in 1996. The strong earnings performance of the Bank in 1997 and 1998 illustrates the positive income impact of the $2.2 million expansion plan implemented over 1995 and 1996, which included the addition of the Hamburg and Evans branch offices.

     Net interest income, the difference between interest income and fees on earning assets, such as loans and securities, and interest expense on deposits, provides the basis for the Bank's results of operations. These results are also affected by non-interest income, the provision for credit losses, non-interest expense, and income taxes.

NET INTEREST INCOME

Net interest income, before the provision for credit losses, increased 6.5% from 1997 to 1998, compared to an increase of 10.2% from 1996 to 1997. The increase in net interest income in 1998 is due to an increase in average earning assets of $12.4 million or 8.8% over 1997. The tax-equivalent yield earned on those assets decreased 20 basis points, from 8.31% in 1997 to 8.11% in 1998. The average cost of funds on interest-bearing liabilities, which increased $9.3 million or 8.3% in 1998, decreased only two basis points, from 4.11% in 1997 to 4.09% in 1998. As a result, the Bank's net interest margin narrowed from 4.59% in 1997 to 4.52% in 1998.

     In 1997, the increase of 10.2% in net interest income over 1996 was the result of an increase in the volume of average earning assets of $15.8 million and an increase in the yield earned on those assets, 8.31% compared to 8.27% the previous year. Average interest-bearing liabilities also increased in volume, $13.3 million or 13.6% in 1997 over 1996, and the average cost of funds increased from 3.99% in 1996 to 4.11% in 1997. The Bank's net interest margin was 4.59% in 1997 compared to 4.64% in 1996.

     Management believes this reduction in net interest margin in 1998 is due to several factors. The Federal Reserve Board decreased the federal funds rate three times between September and December, 1998 for a total of 75 basis points. These decreases were followed in the marketplace by corresponding decreases in the prime rate, which immediately impacted the yield earned on variable rate loans. Despite the fact that these interest rate moves were the first initiated by the Federal Reserve since late March of 1997 (a 25 basis point increase), other market rates declined over 1998. Volatility in world financial markets has encouraged investors to turn to the safety provided by the US bond market, driving prices up and yields down on financial instruments which are priced relative to treasury securities. Certain loan pricing was also impacted.

     The Bank constantly monitors its exposure to interest rate risk. The proper management of interest-sensitive funds will help protect the Bank's earnings against extreme changes in interest rates. The Bank's Asset/Liability Management Committee ("ALCO") meets monthly for the purpose of evaluating the Bank's short-range and long-range liquidity position and the potential impact on capital and earnings as a result of sudden changes in interest rates. The Bank has adopted an asset/liability policy which specifies minimum limits for liquidity and capital ratios. Maximum limits have been set for the negative impact acceptable on net interest income and the market value of assets as a result of a shift in interest rates. The asset/liability policy also includes guidelines for investment activities and funds management. At its monthly meeting, the ALCO reviews the Bank's status and formulates its strategy based on current economic conditions, interest rate forecasts, loan demand, deposit volatility, and the Bank's earnings objectives.

PROVISION FOR LOAN LOSSES

Loan losses represent the amount charged against earnings to establish a reserve of allowance sufficient to absorb expected loan losses based on management's evaluation of the loan portfolio. Factors considered include loan concentrations, charge-off history, delinquent loan percentages and general economic conditions. In 1998, the Bank increased the amount charged against earnings for loan losses to $150,000 from $60,000 charged against earnings in each of the years 1996 and 1997. Substantial sustained growth in loan volume over the past three years warranted such an increase.

     The following table summarizes the Bank's actual loan losses, total of non-performing loans and total allowance for loan losses for 1998, 1997 and 1996, both in dollars and as a percentage of total loans outstanding:

                                          1998              1997              1996

---------------------------------------------------------------------------------------------------------------------------
Actual Loan Losses                   $   71,458   0.06%   $  46,858   0.05%  $  76,604  0.08%
---------------------------------------------------------------------------------------------------------------------------
Non-Performing Loans                 $1,452,000   1.32%   $ 987,000   0.96%  $ 230,000  0.20%
----------------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses            $  729,199   0.66%   $ 609,539   0.59%  $ 546,954  0.59%


     Although, during 1998, non-performing loans increased over the prior year, all loans in this category are considered well-collateralized and in the process of collection. As a result, no significant losses are anticipated.

NON-INTEREST INCOME

Total non-interest income increased approximately $270,000 in 1998 over 1997 which compares to an increase of approximately $20,000 in 1997 from 1996. Several factors contributed to the increase in 1998, such as an increase in the Bank's service charges implemented June 1, 1998 and fees earned through the merchant VISA program which began in late 1997. Comparatively low rates encouraged consumers to apply for new loans or pursue refinancing, contributing to an increase in loan-related fee income.

     Non-interest income also included approximately $165,000 for the cash surrender value of life insurance policies held on certain bank officers. This compares to $64,000 in 1997. The 1998 figure includes a one-time gain of approximately $97,000 which resulted when the original policies were surrendered due to a change of insurer.

     Gains realized on the sale of loans and securities totaled $66,208 in 1998 versus $33,809 in 1997. Planned sales of securities had resulted in net losses of $4,450, but these losses were offset by a gain of $14,513 which was realized when one of the Bank's residual bonds was called for full redemption in December. In 1997, net losses on securities transactions were approximately $2,000. Premiums received on sales of student loans to the Student Loan Marketing Association ("SLMA") were approximately $43,000 in 1998 as compared to $28,000 in 1997.

Premiums in 1998 included approximately $28,000 received when the Bank sold the majority of its remaining student loan portfolio to SLMA. The Bank also had an increase in premiums received on sales of mortgages to the Federal National Mortgage Association ("FNMA"). These premiums were approximately $12,800 in 1998 as compared to $8,000 in 1997. The Bank has been affiliated with both SLMA and FNMA since 1995.

NON-INTEREST EXPENSE

In 1998, the ratio of non-interest expense to average assets was 3.14% compared to 3.18% in 1997 and 3.37% in 1996. Non-interest expense categories include salaries, occupancy expense, repairs and maintenance, advertising and professional services , among others. Occupancy expenses remained stable in 1998, and there was little change in the Bank's FDIC insurance assessment. Advertising costs decreased 7.2% and professional services decreased 5.8%. Salary and benefit expense increased 8.3% in 1998, due to additional staffing, merit/promotional increases and costs related to the supplemental employee retirement plan ("SERP"). Miscellaneous other expenses in 1998 included costs related to maintaining foreclosed properties and premiums paid for life insurance policies held on certain bank officers.

TAXES

The provision for taxes in 1998 of $735,000 reflects an effective tax rate of 27%. This compares to $724,000 and 28% in 1997 and $588,000 and 26% in 1996. The
Bank maintains a substantial investment in tax-advantaged municipal bonds which contributes to its favorable tax position. In addition, in 1998, the Bank received $97,000 in non-taxable income as the result of surrendering life insurance policies held on certain bank officers due to a change in insurer.

FINANCIAL CONDITION

The Bank had total assets of $174.1 million at December 31, 1998, increasing $15.6 million or 9.8% over December 31, 1997. Net loans of $110.5 million reflected an increase $8.9 million or 8.8% over the prior year. Securities increased $9.7 million or 23.9%. Cash and cash equivalents decreased $3.0 million, or 29.3%. Deposits grew by $5.7 million or 4.1% and capital increased $1.6 million or 9.3%.

LOANS

Loans comprised 69.3% of the Bank's total average earning assets in 1998. Actual year end balances increased 8.8% compared to an increase of 10.4% at December 31, 1997 and 22% at December 31, 1996. The relatively low rates available on most types of loans over the past three years has fueled both new loan activity and refinancing. Expansion of the Bank's trade area has also contributed to the significant loan growth over that time period.

     The Bank continues to focus its lending on commercial and residential mortgages, small commercial loans and home equity loans. Commercial mortgages continue to make up the largest segment of the portfolio at 47.7%. Residential mortgages comprise 22.0% of the portfolio and commercial loans total 13.3%. Home equity loans make up 14.2% of total loans. At December 31, 1998, the Bank had a loan-to-deposit ratio of 77.22%. This compares to a loan-to-deposit ratio of 73.9% at December 31, 1997.

     The Bank currently retains the servicing rights to $5.0 million in long-term mortgages sold to the Federal National Mortgage Association ("FNMA") since becoming a member in 1995. This arrangement allows the Bank to offer long-term mortgages without exposure to the associated interest rate risks, while retaining customer account relationships.

     The Bank continues its contractual arrangement with the Student Loan Marketing Association ("SLMA") whereby SLMA services the Bank's loans to students who are still in school and subsequently purchases those loans. In December, 1998, the Bank sold approximately $1.2 million in student loans to SLMA. As a result, student loan balances decreased nearly 75% in 1998. This compares to growth of 2.3% in 1997 over 1996 and a decrease of 13.4% in 1996 from 1995.

SECURITIES

Securities made up the remaining 30.7% of the Bank's earning assets at December 31, 1998. In previous years, the size of the investment portfolio was determined by the relationship of deposit growth to loan growth. When excess deposits were not needed to fund loans, the investment portfolio was increased. When deposit growth was not sufficient to fund loan demand, maturing investments were not replaced, Federal Funds sold balances were reduced, and when necessary, bonds were sold. In 1998, even though loan growth exceeded deposit growth, there was an increase in the securities portfolio. This was possible through the use of the Federal Home Loan Bank ("FHLB") as an alternative funding source. By utilizing the fixed rate advance program at the FHLB, the Bank was able to borrow $5 million to fund the purchase of government-guaranteed securities with a similar average life, achieving a favorable earnings spread.

     The Bank's investments remain concentrated in US government and US government agency securities and tax-advantaged municipal bonds of varied maturity. The tax-equivalent yield on the Bank's investments in federal funds sold and securities was 6.48%, declining from 6.57% in 1997. The yield in 1996 was 6.51%.

     In 1994, the Bank adopted Financial Accounting Standard No. 115 which outlines accounting and reporting procedures for investment securities. At that time, all securities in the Bank's portfolio were designated as either "held to maturity" or "available for sale", as were all subsequent purchases. Securities which the Bank designates as held to maturity are stated on the balance sheet at amortized cost, and those designated as available for sale are reported at fair market value. The unrealized gains and losses on available for sale securities are recorded, net of taxes, as a separate component of shareholders' equity. Transferring a security from one category to another results in certain accounting consequences. In 1995, the Financial Accounting Standards Board allowed a one-time reclassification of securities without penalty. As a result of this one-time window of opportunity, the Bank reclassified the majority of its bonds in the held to maturity category as available for sale. On October 1, 1998 the Bank adopted Financial Accounting Standard No. 133 which provided a second opportunity to reclassify securities without penalty. The Bank reclassified approximately $3 million in collateralized mortgage obligations as available for sale. The majority of bonds remaining in the held to maturity category represent the Bank's investment in the local communities which it serves.

DEPOSITS

Total deposits increased $5.7 million in 1998 over 1997. All major categories of deposits increased, with the exception of time deposits of less than $100,000. Demand deposits increased 19.3% over the prior year. Growth in regular savings balances of 7.7% was bolstered by the positive response of customers to the tiered rate Premium Savings product introduced in May of 1997. Time deposits over $100,000 increased 5.8%. Such deposits are obtained from local municipalities through the competitive bidding process and from commercial and retail customers looking for the safety of an insured deposit.

     Competition for time deposits under $100,000 has intensified as informed consumers shop for the best return available. Aggressive promotional efforts by other banks offering above the market rates have had an impact on the Bank's certificate of deposit balances, as evidenced in the 8.7% decline in this category since 1997. Alternative savings instruments, such as 401K plans and mutual funds, among others, now attract dollars that at one time would have been deposited into a certificate of deposit or savings account.

     The Bank's competitive edge comes from providing value through outstanding customer service. In 1998, the Bank provided customer service training to its entire staff and adopted written customer service standards. In addition, Eas-E Line telephone and personal computer banking was introduced in November, 1998. This service provides customers with access to their accounts during banking and non-banking hours, either by telephone or personal computer.

LIQUIDITY

The Bank seeks to manage its liquidity so that it is able to meet day to day loan demand and deposit fluctuations, while attempting to maximize the amount of net interest income on earning assets. Traditionally, the Bank has utilized its federal funds balances and cash flows from the investment portfolio to fulfill its liquidity requirements. As a member and shareholder of the Federal Home Loan Bank ("FHLB") the Bank also has many borrowing options. The FHLB will make cash advances of various terms at competitive rates to its members. Advances of up to $8.1 million can be drawn on the FHLB, via the Overnight Line of Credit Agreement, and an amount equal to 25% of the Bank's total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the option to purchase up to $4,000,000 in federal funds from one of its correspondents.

     The cash flows from the investment portfolio are laddered to provide funds from principal and interest payments at such times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices to ensure that a sufficient amount of securities are available that could be sold without incurring significant losses. At December 31, 1998, approximately 12% of the Bank's securities had contractual maturities of one year or less and approximately 26% had maturity dates of five years or less. At December 31, 1998 the Bank had net short-term liquidity of $4.0 million as compared to $5.9 million at December 31, 1997. Available assets of $48.1 million less public and purchased funds of $37.5 million resulted in a long-term liquidity ratio of 128% compared to 149% at December 31, 1997.

     Liquidity needs can also be met by aggressively pursuing municipal deposits, which are normally awarded on the basis of competitive bidding. The Bank maintains a sufficient amount of US government and government agency securities and New York State municipal bonds that can be pledged as collateral for these deposits.

INTEREST RATE RISK

Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or reprice at different times or on a different basis. The Bank's ALCO analyzes the gap position on a monthly basis to determine the Bank's exposure to interest rate risk. The gap position is the difference between the total of the Bank's rate sensitive assets and rate sensitive liabilities maturing or repricing during a given time frame. A "positive" gap results when more assets than liabilities reprice and a "negative" gap results when more liabilities than assets reprice in a given time period. Because assets historically reprice faster than liabilities, a slightly negative gap position is considered preferable. At December 31, 1998, the Bank was in a negative gap position, with $14.9 million more in rate-sensitive liabilities repricing over the next year than in rate sensitive assets. The Bank's asset/liability limit, as defined in its asset/liability policy, is a difference of +/-15% of the Bank's total assets which amounted to +/-$26.1 million at December 31, 1998. Therefore, the Bank's negative gap position was well within its policy limits. The gap ratio (rate sensitive assets/rate sensitive liabilities) at that date was 81%.

     The following table provides information about the Bank's on-balance sheet instruments that are sensitive to changes in interest rates. Expected maturity date values for interest-earning assets were calculated by adjusting the contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding.

Expected maturity date -
year ended December 31,           1999       2000       2001       2002       2003    There-after   Total   Fair Value

INTEREST-EARNING
ASSETS ($000S)

---------------------------------------------------------------------------------------------------------------------------
Loans Receivable, Fixed Rate       9,632      5,976      4,146      3,726      3,775     16,001     43,256    42,805
Average Interest Rate              8.01%      8.56%      8.72%      8.62%      8.47%      9.64%
---------------------------------------------------------------------------------------------------------------------------

Loans Receivable, Adj. Rate       18,961      3,375      4,340      3,465      3,365     34,494     68,000    68,000
Average Interest Rate              8.75%      9.10%      8.87%      8.93%      8.90%      8.64%
---------------------------------------------------------------------------------------------------------------------------

Investments                       15,659      7,427      3,130      3,424      4,484     15,935     50,059    50,059
Average Interest Rate              6.38%      6.54%      6.85%      6.89%      7.18%      7.23%
---------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING
LIABILITIES ($000S)

---------------------------------------------------------------------------------------------------------------------------
Deposits                          66,534     18,002     12,731     12,327      8,633          0    118,227   118,746
Average Interest Rate              4.55%      3.19%      2.39%      2.30%      2.52%      0.00%
---------------------------------------------------------------------------------------------------------------------------

Borrowed Funds                     4,225      1,000          0      1,000      2,000      1,000      9,225     9,211
Average Interest Rate              5.01%      4.83%      0.00%      4.91%      4.90%      5.07%
---------------------------------------------------------------------------------------------------------------------------

     Off-balance sheet financial instruments at December 31, 1998 included $7,077,000 in undisbursed lines of credit at an average interest rate of 9.02%, $2,622,000 in fixed rate loan origination commitments at 8.60%, $12,203,000 in adjustable rate loan origination commitments at 9.41%, and $1,007,000 in adjustable rate letters of credit at an average rate of 9.75%.

MARKET RISK

When rates rise or fall, the market value of the Bank's assets and liabilities will increase or decrease. As part of the Bank's asset/liability policy, the Bank has set limitations on the negative impact to the market value of its balance sheet that would be accepted. The Bank's securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per Financial Accounting Standard No.
115. A limitation of a negative ten percent of total capital before FAS 115 (after tax) has been set forth in the asset/liability policy as the maximum impact to equity that would be acceptable. At year end, the impact to equity as a result of marking available for sale securities to market was an unrealized gain of $443,308. On a quarterly basis, the available for sale portfolio is shocked for immediate rate increases of 100 and 200 basis points. At December 31, 1998, the Bank determined that it would take an immediate increase in excess of 200 basis points to eliminate the current capital cushion. The Bank also reviews the Bank's capital ratios on a quarterly basis. Unrealized gains or losses on available for sale securities are not included in the calculation of these ratios.

CAPITAL EXPENDITURES

Anticipated large capital expenditures during 1999 include approximately $400,000 for leasehold improvements and equipment purchases necessary in establishing a branch office in West Seneca, New York. This additional office is scheduled to open February 1, 1999. Some existing equipment at the Bank's other locations is scheduled to be replaced, and expenses will be incurred as a result of the Bank's Year 2000 initiative. There will also be additional expenditures related to the ongoing Channel Management project which encompasses the technology necessary to provide Eas-E Line telephone and PC banking. Also in 1999, the first stages will be taken to implement Internet banking. This will provide customers with the ability to pay bills via personal computer The Bank believes that it has a sufficiently strong capital base to support these capital expenditures with current assets and retained earnings.

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

THE NEW MILLENNIUM

The Company has long been aware of the complexity and significance of the issues associated with the arrival of the Millennium (Year 2000). The "Year 2000" problem centers around the world's computer systems and a common programming practice that condenses a century date to just two digits, i.e. "98" to represent 1998, to conserve storage space. As a result, these systems may interpret "00" as 1900 rather than 2000, causing potential data corruption, misinterpretation, or system failure. The Company, with the support and direction of its Board of Directors and Senior Management, has dedicated financial and human resources to formally adopt strategies and work towards resolving all potential Year 2000 issues.

     In the third quarter of 1997, the Company began formalizing its strategy to address the data processing and business impacts we anticipated to be associated with Year 2000 issues. Our ultimate approach was to adopt the five-phase format recommended by the Federal Financial Institutions Examination Council, and follow guidance provided us by our regulatory authorities who periodically monitor and evaluate our progress. These phases, and our activities, are described as follows:

AWARENESS PHASE

While this can be considered an ongoing phase relating to education of employees, customers, and vendors, our primary activities defined the Year 2000 problem; obtained Board of Director and Executive level support; established a project team to include the Senior Vice President of Administration, the Bank Auditor, Manager of Data Processing, Manager of Systems Development, representatives from each functional area of the Bank, legal counsel, and the principal of our main-frame software vendor. This committee was responsible for development and implementation of an overall strategy to identify and resolve issues associated with the year 2000.

ASSESSMENT PHASE

Implementing this phase provided an assessment of the size and complexity, identifying affected areas of our business, identified the required resources, and enabled us to develop a comprehensive plan. An inventory of all hardware and software was completed to establish a specific Year 2000 status, i.e. "already deemed compliant", "requiring replacement or renovation", or "becoming obsolete". Priorities were then determined. Certain systems were identified as mission critical. Non-information technology systems were also addressed. Key vendors, such as providers of power, heating, and telephone services, among others, were contacted regarding their Year 2000 readiness. The Bank has received letters certifying Year 2000 compliance from those suppliers whose services are deemed critical to Bank operations. However, in the event of an infra-structure failure, i.e. lack of power, etc., a Bank committee has developed a contingency plan so that business can continue with minimal interruption. The Bank also performed a customer risk assessment in the last quarter of 1998.

RENOVATION PHASE

The Company does not write or create computer code or perform programming activities. We are reliant on vendors and software suppliers to furnish enhancements in a timely manner. Renovation of our core processing system was completed in early 1998 in conjunction with a plan developed by the vendor, other user financial institutions, and our Company. These renovations were successfully tested in collaboration with all user institutions at our back-up site. The renovated system was successfully installed in June 1998. Additional in-house testing was conducted throughout the remainder of the year.

VALIDATION PHASE

This is probably the most critical and intensive phase of the entire project. It is in this phase that we validate, through a variety of testing methods, that each system can process after the turn of the century, with particular emphasis on those identified as "mission critical". As stated above, renovation to our core processing systems was successfully tested, and all testing of mission critical systems was successfully completed by year end 1998. In each case, we followed a comprehensive written test plan involving user representation to validate test results. All systems, including those designated mission critical, have been renovated and successfully tested as of December 31, 1998. Two non-critical systems warranted as "Year 2000 compliant" by the vendor will be tested in the first quarter of 1999. Additionally, fully integrated testing will be performed again within the first and second quarter of 1999.

IMPLEMENTATION PHASE

The Company's Year 2000 ready systems are in place and presently functioning. As part of implementation, we plan continued testing in 1999, along with fully integrated tests. Quality reviews will be conducted throughout 1999 and the year 2000 to ensure proper functioning of our systems. The implementation phase involves contingency planning. The Company maintains a formal Business Resumption Plan, and is in the process of supplementing that plan with a contingency plan relevant to Year 2000 issues. The contingency planning process was well under way by year end 1998, and is expected to be completed by March 31, 1999 and validated by June 30, 1999.

     The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the company obtains additional information, specifically regarding third party Year 2000 readiness.

     The Company has identified significant (large) commercial depositors and performed an assessment of their efforts towards Year 2000 readiness. Should these depositors be unable to function financially as a result of their own Year 2000 issues, or significantly reduce their deposit levels, there could be an impact on the Bank's own cash flow. Our initial assessment evaluates this risk as minimal, and all customers identified in this risk assessment are aware of the Year 2000 issues and are planning Year 2000 readiness efforts.

     A risk assessment of large commercial borrowers was also completed representing approximately 70 commercial customers, or 74% of commercial loan outstandings. Based on survey results, all are rated as moderate to low risk. We plan to selectively monitor the progress of certain moderate risk borrowers throughout 1999. New commercial loans exceeding our borrowing threshold for risk ratings will be measured to assure information technology utilized by the borrower will be Year 2000 ready.

     Management continues to quantify expenses related to Year 2000 readiness. The Company has not been required to provide additional staff for the express purpose of Year 2000 readiness, but rather has utilized existing internal staff. Our budgeted expenses approximate $45,000, of which $15,000 will be allocated for renovation of core processing software. Expenses associated with Year 2000 preparedness are not expected to have a material impact on the financial condition of the Company.

     The Company's objective is to migrate to the Year 2000 with minimal impact on customers, and be prepared for January 1, 2000. We believe that the manner in which we have addressed this issue underscores our strengths. The Company has the resources and the technological expertise to address such new issues, but is small enough to enable us to make adjustments to internal programs and systems without affecting the ability to service our customers. The Company cannot provide assurance that failure of third parties to adequately address the Year 2000 issue will not have an adverse impact. To minimize uncertainty, we will assess critical suppliers and customers to determine their readiness. The Company is confident that with the implementation of the Year 2000 initiatives as scheduled, the possibility of significant interruptions to normal operations should be reduced.

     The preceding "Year 2000" discussion contains various statements which represent the Company's beliefs or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that cause the differences include, but are not limited to, the actions of governmental agencies or other third parties with respect to Year 2000 problems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See discussion under item 7 MDA "Interest Rate Risk and Market Risk"

ITEM 8. FINANCIAL STATEMENTS

        See Part IV, Item 14, "Exhibits, Financial Statements, Schedules and Reports on Form 8-K"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names, ages and positions of the Directors and Executive Officers of the Company.

                         INFORMATION REGARDING DIRECTORS
                         -------------------------------



       NAME
      -----                                                               TERM
NOMINEES FOR DIRECTORS:      AGE       POSITION                          EXPIRES
-----------------------      ---       --------                          -------
Robert W. Allen              73        Secretary, Director                1999

William F. Barrett           57        Director                           1999

David C. Koch                63        Director                           1999


     DIRECTORS:
     ----------

Phillip Brothman             60        Director                           2001

Richard M. Craig             61        Chairman of Board, President,      2000
                                       CEO, Director

LaVerne G. Hall              61        Director                           2000

Richard C. Stevenson         90        Director                           2000

David M. Taylor              48        Director                           2001

Thomas H. Waring, Jr.        41        Director                           2001


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

       Mr. Hall has been a Director since 1981. He is the former Chairman of the Board of L.G. Hall Building Contractors, Inc.

       Mr. Stevenson has been a Director since 1958 and is President of Stevenson Realtors and Chairman of the

Board of Evans Land Corp.

       Mr. Taylor has been a Director since 1986 and is President of Concord Nurseries, Inc.

       Mr. Waring has been a Director since 1998. He is the principal of Waring Financial Group, an insurance and financial services firm.


The committees of the Board of Directors, which are nominated by the Chairman of the Board and approved by the Board of Directors, are as follows:

       LOAN COMMITTEE:

       William F. Barrett, Chairman  Robert W. Allen       Richard M. Craig
       David C. Koch                 Thomas H. Waring, Jr.

       The Loan Committee met eleven times during 1998. Its purpose is to review and approve loans exceeding $300,000 or loans that are non-conventional.

       INVESTMENT COMMITTEE:

       Richard M. Craig, Chairman    Robert W. Allen       David M. Taylor

       The Investment Committee met once in 1998. The Investment Committee meets a minimum of once a year to review the liquidity of the investment portfolio and discuss investment strategies.

       PLANNING COMMITTEE:

       LaVerne G. Hall, Chairman     William F. Barrett    Richard M. Craig
       David C. Koch                 Thomas H. Waring, Jr.

       The Planning Committee met three times in 1998. The Planning Committee is responsible for reviewing the strategic plan of the Bank and actions taken to obtain those objectives.

       LOAN REVIEW COMMITTEE:

       Phillip Brothman, Chairman    Richard M. Craig      LaVerne G. Hall
       David M. Taylor


       The Loan Review Committee met four times during 1998. Its purpose is to insure the Bank's provision and reserve for credit losses are adequate. The Loan Review Committee meets quarterly with the Bank's Loan Review Officer, who independently conducts the loan review. As a result of her recommendations, loans are graded based upon payment history, credit strength of borrower and other factors. This information is then aggregated to determine the overall adequacy of the credit loss reserve.

       AUDIT COMMITTEE:

       Phillip Brothman, Chairman    Richard M. Craig      David C. Koch
       David M. Taylor


       The Audit Committee met five times in 1998. The members of the Audit Committee receive from the internal auditor a quarterly report which describes findings for the prior quarter. The function of the Audit Committee is to insure that the Bank's activities are being conducted in accordance with law, banking rules and regulations, other regulatory and supervisory authorities, and the Bank's internal policies. In addition, the Audit Committee recommends to the Board of Directors the services of a reputable certified public accounting firm. The Committee receives and reviews the reports of the certified public accounting firm and presents them to the Board of Directors with comments and recommendations.

       INSURANCE COMMITTEE:

       William F. Barrett, Chairman  Robert W. Allen       Richard M. Craig
       Richard C. Stevenson

       The Insurance Committee met once during 1998. This committee reviews the coverage of insurance policies of the Bank and monitors costs.

       HUMAN RESOURCE COMMITTEE:

       LaVerne G. Hall, Chairman     William F. Barrett    Richard M. Craig
       David C. Koch                 Richard C. Stevenson  Thomas H. Waring, Jr.

       The Human Resource Committee met twice during 1998. Its purpose is to review management's recommendation as it relates to job classification, salary ranges and annual merit increases. The committee also reviews fringe benefits. The Human Resource Committee also establishes the compensation of the Executive Officers of the Company. See "Human Resource Committee Report on Executive Compensation".

       The Board of Directors of the Company met twelve times during 1998. Each incumbent director of the Company, except for Mr. Koch and Mr. Waring, attended at least 75% of the aggregate of all the meetings of the Board of Directors and the Committees of which they were members.

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

       Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during 1998 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with by such persons.

ITEM 11. EXECUTIVE COMPENSATION

                            COMPENSATION OF DIRECTORS

       For the year 1998, members of the Board of Directors were compensated at the rate of $750 per meeting, with the Secretary receiving $800 per meeting. Total directors' fees during 1998 amounted to $140,145 (including committee fees and $36,915 of deferred compensation).


                             EXECUTIVE COMPENSATION


         There is shown below information concerning the annual and long-term compensation for service in all capacities to the Company for the years 1998, 1997, and 1996 of the Chief Executive Officer, the Senior Vice President of Administration, and the Senior Vice President of the Loan Division. No other executive officer earned in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                    ANNUAL COMPENSATION                          COMPENSATION
                              -------------------------------      ----------------------------------------

                                                                    AWARDS       PAYOUTS
NAME OF AND                                                         STOCK       LONG-TERM
PRINCIPAL                                                           OPTION      INCENTIVE      ALL OTHER
POSITION            YEAR      SALARY       BONUS      OTHER(1)     (SHARES)      PAYOUTS      COMPENSATION
--------            ----      ------       -----      --------     --------      -------      ------------
Richard M. Craig    1998     $160,308     $20,000      $3,206        -0-           -0-             -0-
President & CEO     1997     $151,308     $14,013      $3,026        -0-           -0-             -0-
                    1996     $142,385     $13,840      $2,848        -0-           -0-             -0-

James Tilley        1998     $109,335     $14,000      $2,187        -0-           -0-             -0-
Senior Vice         1997     $103,059      $9,991      $2,061        -0-           -0-             -0-
President           1996      $97,095      $9,875      $1,942        -0-           -0-             -0-

William R. Glass    1998     $102,945     $14,000      $2,059        -0-           -0-             -0-
Senior Vice         1997      $96,630      $9,868      $1,933        -0-           -0-             -0-
President           1996      $90,235      $9,743      $1,805        -0-           -0-             -0-

(1) Includes the Bank's contribution to the Employee Savings Plan made for the benefit of Mr. Craig of $3,206 in 1998, $3,026 in 1997, and $2,848 in 1996;
    for the benefit of Mr. Tilley of $2,187 in 1998, $2,061 in 1997, and $1,942 in 1996; and for the benefit of Mr. Glass of $2,059 in 1998, $1,933 in 1997, and $1,805 in 1996. See "EMPLOYEE SAVINGS PLAN". Does not include personal benefits which did not exceed 10% of Mr. Craig's, Mr. Tilley's, or Mr. Glass' salary and bonus in any year.


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


       PENSION PLAN

       The Bank maintains a defined benefit pension plan for all eligible employees. An employee becomes vested in a pension benefit after five years of service. Upon retirement at age 65, vested participants are entitled to receive a monthly benefit. Prior to a May 1, 1994 amendment to the plan, the monthly benefit under the pension plan was 3% of average monthly compensation multiplied by years of service up to a maximum of fifteen years of service. In 1994, the pension plan was amended to change the benefit to 1% of average monthly compensation multiplied by years of service up to a maximum of thirty years of service. However, the benefits already accrued by employees prior to this amendment were not reduced by the amendment. Mr. Craig, Mr. Tilley, and Mr. Glass are participants in the pension plan, and as of December 31, 1998, Mr. Craig had ten years of credited service and $13,264 of average monthly compensation; Mr. Tilley had nine years of credited service and $8,949 of average monthly compensation; and Mr. Glass had five years of credited service and $8,375 of average monthly compensation.


       SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

       In 1995, the Bank entered into non-qualified Supplemental Executive Retirement Plans ("SERPs") with both Mr. Craig and Mr. Tilley to provide retirement benefits to supplement their benefits under the Bank's pension plan and replace the benefits reduced by the 1994 amendment to the Pension Plan. See "PENSION PLAN". In 1998, Mr. Craig's SERP was amended and the benefits increased. In 1999, the Bank amended Mr. Tilley's agreement increasing his benefit, and also entered into an agreement with Mr. Glass. Under the SERPs, as amended, Mr. Craig, Mr. Tilley, and Mr. Glass are entitled to additional annual pension payments of $92,766, $66,943, and $30,000, respectively, for 20 years after retirement at age 65, unless their employment is terminated earlier. The SERPs also provide death benefits in the same annual amounts in the event the executive dies prior to age 65, which are payable over 10 years. The Bank has purchased a life insurance policy on both Mr. Craig and Mr. Tilley to assist in recovering the amounts of any benefits paid in the future under the SERPs.


       EMPLOYEE SAVINGS PLAN

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



       The following table sets forth, as of January 31, 1999, the number (rounded to the nearest whole share) of outstanding shares of Common Stock beneficially owned by (i) each shareholder known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) all directors and nominees of the Company individually, and (iii) by all executive officers and directors as a group:

                                        Nature and Amount of         Percent of
Name                                    Beneficial Ownership           Class
----                                    --------------------           -----
Robert W. Allen (1)                            29,944                    1.8%

William F. Barrett (2)                        161,345                    9.5%

Phillip Brothman (3)                           23,810                    1.4%

Richard M. Craig (4)                            8,123                     .5%

LaVerne G. Hall (5)                            54,380                    3.2%

David C. Koch (6)                              25,793                    1.5%

Richard C. Stevenson (7)                       55,324                    3.3%

David M. Taylor (8)                             6,840                     .4%

Thomas H. Waring, Jr.                             509                    .03%

Directors and Officers
as a Group (11 persons)
(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)               367,580                   21.6%

(1)  Includes 2,764 shares owned by Mr. Allen's wife.

(2) Includes 12,850 shares owned by Mr. Barrett's wife, 30,940 shares owned jointly by Mr. Barrett and his wife and 6,345 shares held for Mr. Barrett's son, as to which he disclaims beneficial ownership.

(3) Includes 1,480 shares owned by Mr. Brothman's wife and 2,713 shares held by a pension plan of which Mr. Brothman is a trustee and a participant.

(4) Includes 5,415 shares owned jointly by Mr. Craig and his wife and 168 shares owned by Mr. Craig's daughter, as to which he disclaims beneficial ownership.

(5)  Includes 23,230 shares owned by Mr. Hall's wife.

(6) Includes 1,485 shares owned jointly by Mr. Koch and his wife, and 775 shares owned by Mr. Koch's son, as to which he disclaims beneficial ownership.

(7) Includes 3,669 shares owned by Mr. Stevenson's wife, and also 12,635 shares held by Mr. Stevenson as conservator for Evelyn Simonsen and 1,060 shares held in a trust for F. Evelyn Beardsley as to which he disclaims beneficial ownership.

(8)  Includes 300 shares owned jointly by Mr. Taylor and his wife.

(9) Includes 426 shares owned by Mr. James Tilley, Assistant Secretary of Evans Bancorp, Inc., 10 shares held by Mr. Tilley in trust for his grandson, and 76 shares owned jointly by Mr. Tilley and his mother.

(10) Includes 1,000 shares owned by Mr. William Glass, Treasurer of Evans Bancorp, Inc., held jointly with his wife.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Bank has had, and in the future, expects to have banking and fiduciary transactions with Directors and Executive Officers of the Company and some of their affiliates. All such transactions have been in the ordinary course of business and on substantially the same terms (including interest rates on loans) as those prevailing at the time for comparable transactions with others.

                                     PART IV

ITEM 14.             EXHIBITS, FINANCIAL STATEMENTS,SCHEDULES, AND REPORTS
                     ON FORM 8-K

        The following financial statements and independent auditors' report thereon are included herein or are incorporated by reference are included from 1998 Annual Report to Shareholders pages 58 through 89 in response to Part II,
Item 7.

(a) Documents filed as a part of this Report:

                     None

(b) Documents Incorporated by Reference:

1.      FINANCIAL STATEMENTS.

        Independent Auditors' Report of Deloitte & Touche LLP

        Consolidated Balance Sheets

        Consolidated Statements of Income

        Consolidated Statements of Stockholders' Equity

        Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements

2. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.      EXHIBITS

        Exhibit                                                 Page
          No        NAME                                        No.

          3.1       Certificate of Incorporation (1)            n/a

          3.2       Certificate of Amendment to
                    Certificate of Incorporation (3)            n/a

          3.3       By-Laws (1)                                 n/a

          3.4       Amended Section 204 of By-Laws (4)          n/a

          3.5       Amended Section 203 of By-Laws (6)          n/a

          4.1       Specimen common stock certificate (3)       n/a


        10.1        Employment Agreement dated August 19, 1997     n/a
                    between the Bank and Richard M. Craig (6)

        10.2        Employment Agreement dated August 19, 1997     n/a
                    between the Bank and James Tilley (6)

        10.3        Employment Agreement dated August 19, 1997     n/a
                    between the Bank and William R. Glass (6)

        10.4        Specimen 1984 Director Deferred Compensation
                    Agreement (2)                                  n/a

        10.5        Specimen 1989 Director Deferred Compensation
                    Agreement (2)                                  n/a

        10.6        Summary of Provisions of Director Deferred
                    Compensation Agreements (2)                    n/a

        10.7        Evans National Bank Supplemental Executive
                    Retirement Plan for Richard M. Craig dated
                    February 16, 1999 (7)

        10.8        Evans National Bank Supplemental Executive
                    Retirement Plan for James Tilley dated
                    February 16, 1999 (7)

        10.9        Evans National Bank Supplemental Executive
                    Retirement Plan for William R. Glass dated
                    February 16, 1999 (7)

        13.1        1998 Annual Report to Shareholders (7)

        21.1        Subsidiaries of the Registrant (6)             n/a

        27          Financial Data Schedule (7)





FOOTNOTES

     (1) Filed as Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 33-25321) and incorporated herein by reference.

     (2) Filed as Exhibits to the original Form 10 (Registration No. 0-18539) and incorporated herein by reference.

     (3) Filed as an Exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997 (File No. 0-18539) and incorporated herein by reference.

     (4) Filed as an Exhibit to the Company's Form 10-Q for the quarter ended June 30, 1996 (File No. 0-18539) and incorporated herein by reference.

     (5) Filed as an Exhibit to the Company's Form 10-QSB for the quarter ended March 31, 1995 (File No. 0-18539) and incorporated herein by reference.

     (6) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1997 (File No.0-18539) and incorporated herein by reference.

     (7)  Filed herewith.

(b)  REPORTS ON FORM 8-K.

     None.

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, EVANS BANCORP, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                EVANS BANCORP, INC.

                                                By: /s/Richard M. Craig
                                                Richard M. Craig,
                                                             Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

     SIGNATURE                    TITLE                       DATE

                                Chairman
/s/Richard M. Craig             President                 March 29, 1999
Richard M. Craig                (Chief Executive
                                Officer), Principal
                                Accounting Officer and
                                Director

/s/James Tilley                 Assistant Secretary       March 29, 1999
James Tilley

/s/William R. Glass             Treasurer                 March 29, 1999
William R. Glass

/s/Robert W. Allen              Director                  March 29, 1999
Robert W. Allen

/s/Laverne G. Hall              Director                  March 29, 1999
LaVerne G. Hall

/s/Richard C. Stevenson         Director                  March 29, 1999
Richard C. Stevenson

/S/David M. Taylor              Director                  March 29, 1999
David M. Taylor

/S/Thomas H. Waring             Director                  March 29, 1999
Thomas H. Waring