Form 10-Q
period 1999-03-31
EVANS BANCORP INC
filed 1999-05-17
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended    MARCH 31, 1999

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

Common Stock, $.50 Par Value--1,695,179 shares as of March 31, 1999

                                      INDEX


                       EVANS BANCORP, INC. AND SUBSIDIARY
                                                                           PAGE

PART 1.   FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated balance sheets--March 31, 1999 and
             December 31, 1998                                               1

             Consolidated statements of income--Three months
             ended March 31, 1999 and 1998                                   2

             Consolidated statements of cash flows--Three months
             ended March 31, 1999 and 1998                                   3

             Notes to consolidated financial statements--
             March 31, 1999 and 1998                                         5

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             6

Item 3.      Quantative and Qualitative Disclosures About Market Risks       9


PART II.  OTHER INFORMATION                                                 10


Item 1.      Legal Proceedings
Item 2.      Changes In Securities
Item 3.      Defaults upon Senior Securities
Item 4.      Submission of Matters to a Vote of Security Holders
Item 5.      Other Information
Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES                                                                   10


PART I - FINANCIAL INFORMATION                                                                                      PAGE 1
ITEM I - FINANCIAL STATEMENTS


                                     EVANS BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                                    March 31, 1999 and December 31, 1998
                                                 (Unaudited)

                                                                                           March 31,           December 31,
              ASSETS                                                                         1999                  1998
                                                                                       --------------        ---------------

Cash and due from banks                                                                 $   5,247,836         $   7,300,780
Federal Funds sold                                                                          9,460,000                     0
    Securities:
Classified as available-for-sale, at fair value                                            45,819,401            45,969,587
Classified as held-to-maturity, at amortized cost                                           3,994,972             4,090,385
     Loans, net                                                                           108,406,972           110,526,449
Properties and equipment, net                                                               3,786,763             3,696,658
Other assets                                                                                2,898,758             2,536,371
                                                                                        -------------         -------------

      TOTAL ASSETS                                                                      $ 179,614,702         $ 174,120,230
                                                                                        =============         =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
     Demand                                                                             $  25,325,332         $  25,857,037
     NOW and money market accounts                                                          7,121,243             7,554,104
     Regular savings                                                                       53,621,548            47,676,615
     Time Deposits, $100,000 and over                                                      27,961,136            24,208,290
     Other time accounts                                                                   38,849,638            38,787,590
                                                                                        -------------         -------------

                                                                                          152,878,897           144,083,636
     Federal Funds Purchased                                                                        0             2,225,000
     Other Borrowed Funds                                                                   5,000,000             7,000,000
     Other liabilities                                                                      3,271,673             2,188,181
                                                                                        -------------         -------------

     TOTAL LIABILITIES                                                                    161,150,570           155,496,817
                                                                                        -------------         -------------



STOCKHOLDERS' EQUITY
     Common Stock, $.50 par value 10,000,000 shares authorized;
           1,698,950 shares issued                                                            849,475               849,475
     Capital surplus                                                                       10,990,720            10,990,720
     Retained earnings                                                                      6,504,771             6,400,764
     Unrealized gains on  available for sale securities                                       228,035               443,308
                                                                                        -------------         -------------
                                                                                           18,573,001            18,684,267
     Less: Treasury stock, at cost (2,419 and 1,352 shares respectively)                     (108,869)              (60,854)
                                                                                        -------------         -------------
           Total stockholders' equity                                                      18,464,132            18,623,413


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 179,614,702         $ 174,120,230
                                                                                        =============         =============


See Notes to Consolidated Financial Statements.


PART I - FINANCIAL INFORMATION                                                                                          PAGE 2
ITEM I - FINANCIAL STATEMENTS

                                     EVANS BANCORP, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF INCOME
                             For the Three Months ended March 31, 1999 and 1998
                                                 (Unaudited)
                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                   1999                       1998
                                                                             --------------              -------------
INTEREST INCOME
     Loans                                                                      $2,328,626                 $2,310,399
     Federal funds sold                                                             39,211                     30,964
     Securities:
         Taxable                                                                   354,481                    324,629
         Non-taxable                                                               295,404                    260,924
                                                                                ----------                 ----------

     Total Interest Income                                                       3,017,722                  2,926,916

INTEREST EXPENSE
     Interest on Deposits                                                        1,120,084                  1,211,402
     Short Term Borrowing                                                           83,875                     11,152
                                                                                ----------                 ----------
NET INTEREST INCOME                                                              1,813,763                  1,704,362

PROVISION FOR LOAN LOSSES                                                           35,000                     30,001
                                                                                ----------                 ----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                                   1,778,763                  1,674,361
                                                                                ----------                 ----------

NON-INTEREST INCOME:
     Service charges                                                               177,321                    171,198
     Other                                                                         137,021                     72,559
     Securities Gains                                                                1,064                      4,592
                                                                                ----------                 ----------
     Total Non-interest Income                                                     315,406                    248,349
                                                                                ----------                 ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                                739,620                    662,835
     Occupancy                                                                     215,782                    191,498
     Supplies                                                                       33,108                     31,114
     Repairs and maintenance                                                        53,969                     45,328
     Advertising and public relations                                               46,667                     27,000
     Professional services                                                          63,142                     68,489
     FDIC assessments                                                                4,212                      4,125
     Other                                                                         262,014                    216,284
                                                                                ----------                 ----------

     Total Non-interest Expense                                                  1,418,514                  1,246,673
                                                                                ----------                 ----------

           Income before income taxes                                              675,655                    676,037
                                                                                ----------                 ----------

INCOME TAXES                                                                       181,200                    185,700
                                                                                ----------                 ----------

NET INCOME                                                                      $  494,455                 $  490,337
                                                                                ==========                 ==========

NET INCOME PER COMMON SHARE-BASIC                                               $     0.29                 $     0.29
                                                                                ==========                 ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                         1,695,179                  1,698,950
                                                                                ==========                 ==========


See Notes to Consolidated Financial Statements.




PART I - FINANCIAL INFORMATION                                                                                    PAGE 3
ITEM I - FINANCIAL STATEMENTS


                                     EVANS BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the Three Months Ended March 31, 1999 and 1998
                                                 (Unaudited)
                                                                                          Three Months Ended
                                                                                                 March 31,
                                                                                         1999                 1998
                                                                                   -------------          ------------
OPERATING ACTIVITIES
     Interest received                                                             $  2,853,510           $  2,457,431
     Fees and commissions received                                                      300,172                268,545
     Interest paid                                                                   (1,231,916)            (1,208,701)
     Cash paid to suppliers and employees                                            (1,559,382)            (1,190,540)
     Income taxes paid                                                                   (5,000)               (47,223)
                                                                                   ------------           ------------

                Net cash provided by operating
                   activities                                                           357,384                279,512
                                                                                   ------------           ------------


INVESTING ACTIVITIES
     Available for sale securities
         Purchases                                                                   (6,056,445)           (11,469,420)
         Proceeds from sales                                                          2,842,567              4,892,987
         Proceeds from maturities                                                     2,142,991              2,793,975
     Held to maturity securities
         Purchases                                                                      (97,640)              (188,104)
         Proceeds from maturities                                                     1,058,841                311,252
     Additions to properties and equipment                                              (52,084)              (137,463)
     Decrease(Increase) in loans, net of repayments                                     360,280             (3,165,495)
     Proceeds from sales of loans                                                     1,686,333                613,502
                                                                                   ------------           ------------

                Net cash provided by(used in) investing activities                    1,884,843             (6,348,766)
                                                                                   ------------           ------------


FINANCING ACTIVITIES
     Increase in deposits                                                             8,795,261              2,955,223
     Purchase of Treasury Stock                                                         (48,015)                     0
     Repayment of Short Term Borrowing                                               (3,191,969)              (705,687)
     Dividends Paid                                                                    (390,448)              (288,822)
                                                                                   ------------           ------------

                Net cash provided by financing
                   activities                                                         5,164,829              1,960,714
                                                                                   ------------           ------------


Net increase(decrease) in cash and cash
         equivalents                                                                  7,407,056             (4,108,540)

Cash and cash equivalents, January 1                                                  7,300,780             10,336,532
                                                                                   ------------           ------------

Cash and cash equivalents, March 31                                                $ 14,707,836           $  6,227,992
                                                                                   ============           ============


See Notes to Consolidated Financial Statements.


PART I - FINANCIAL INFORMATION                                                                                        PAGE 4
ITEM I - FINANCIAL STATEMENTS



                                     EVANS BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the Three Months Ended March 31, 1999 and 1998
                                                 (Unaudited)
                                                                                          Three Months Ended
                                                                                                 March 31,
                                                                                           1999              1998
                                                                                       -----------       ----------
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                                         $ 494,455          $ 490,337
                                                                                        ---------          ---------

     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                        158,455            (96,797)
     Provision for credit losses                                                           35,000             30,001
     Gain on sale of assets                                                                (5,447)            (8,779)
     (Decrease)Increase in accrued interest payable                                       (27,956)            13,854
     Increase in accrued interest receivable                                             (192,261)          (294,919)
     Increase in other liabilities                                                        140,909            146,042
     Increase in other assets                                                            (245,771)              (227)
                                                                                        ---------          ---------

     Total adjustments                                                                   (137,071)          (210,825)
                                                                                        ---------          ---------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                                    $ 357,384          $ 279,512
                                                                                        =========          =========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:


Net unrealized gain on available for sale securities                                    $ 339,758          $ 177,086
                                                                                        =========          =========



See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                            PAGE 5
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 AND 1998
                                   (UNAUDITED)

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

        The results of operations for the three month period ending March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.      SECURITIES

        Securities which the Bank has the ability and intent to hold to maturity are stated at cost, plus discounts accrued and less premiums amortized. Securities which the Bank has identified as available for sale are stated at fair value.

3.      ALLOWANCE FOR LOAN LOSSES

        The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net loan losses charged against the allowance.

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

6.      NEW ACCOUNTING STANDARDS PRONOUNCEMENTS

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information was issued in 1997 by the Financial Accounting Standards Board. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. Management has determined that the Bank is the Company's only operating segment. As such additional disclosures are not considered necessary.

PART I - FINANCIAL INFORMATION                                            PAGE 6
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS



MATERIAL CHANGES IN FINANCIAL CONDITION

        Total deposits increased 6.1% in the first quarter of 1999 versus an increase of 2.1% over the first three months of 1998. Tax collections in local municipalities traditionally contribute to significant increases in the total deposits in the first quarter. Time Deposits over $100,000 have increased 15.5%, as municipalities have placed funds in short-term time deposits since December 31, 1998 and Regular Savings Deposits have increased 12.5%. Deposit increases also reflect the expansion of the Bank's trade area to include West Seneca, NY since opening a new branch in February, 1999.

        Total net loans outstanding decreased 1.9% over the first three months of 1999 which compares to an increase of 2.5% over the first quarter of 1998. Total commercial loans decreased approximately $760,000 over the first quarter of 1999 due in part to repayment on various construction, lines of credit and short term loans. On the consumer side, loans decreased approximately $1.3 million, which reflects the current trend towards residential and home equity mortgage refinancing and the sale of $1.7 million in residential mortgages to the Federal National Mortgage Association ("FNMA").

        The securities portfolio decreased .5% over the first three months of 1999 versus growth of 9.0% which occurred in the first quarter of 1998. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts. Tax collections in local municipalities have also impacted Federal Funds Sold by increasing $9.5 million since December 31, 1998.

        The annualized return on average assets at March 31, 1999 was 1.15% versus 1.24% at December 31, 1998. The return on average equity at March 31, 1999 was 10.85% versus 11.63% at December 31, 1998. The capital to assets ratio of 10.52% at March 31, 1999 compares to 10.81% at December 31, 1998. Total assets have increased approximately $5.5 million or 3.16% since December 31, 1998.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS

        Net interest income for the quarter ending March 31, 1999 increased 6.4% over the first quarter of 1998. Interest income increased 3.1%. Interest income on federal funds sold increased 26.6%. Interest paid on deposits, impacted by Federal Reserve dropping short-term interest rates, decreased 7.5%. The cost of short-term borrowing was substantially higher due to the increased use of the Bank's funding options as a member of the Federal Home Loan Bank. The Bank's year-to-date net interest margin at March 31, 1999 was 4.55% as compared to 4.65% at March 31, 1998.

        The year-to-date yield on average earning assets has declined from 8.24% at March 31, 1998 to 7.78% at March 31, 1999. The yield on loans has declined to 8.52% from 9.01% over that time period and the tax-equivalent yield on federal funds sold and investments has decreased to 6.26% from 6.51%. Comparatively, the year-to-date cost of funds on interest-bearing balances decreased from 4.17% at March 31, 1998 to 3.81% at March 31, 1999. This decrease reflects a change in the mix of interest-bearing deposits. Time deposits, typically carry higher interest rates, made up 52.4% of interest-bearing deposits at March 31, 1999 versus 53.3% the previous year.

        The year-to-date provision for loan losses was $35,000 through March 31, 1999 versus $30,001 through the first quarter of 1998. Management has increased the amount set aside for potential loan losses due to the substantial increase in the volume of the portfolio experienced over the past two years. Management believes that the credit quality of the portfolio remains high.

        Non-interest expenses increased 13.8% for the quarter ending March 31, 1999 over the quarter ending March 31, 1998. This compares to an increase of only 6.2% in the first quarter of 1998 over the first quarter of 1997. All expense categories were impacted by the branch expansion into West Seneca. Annual salary adjustments and an increase in the number of full-time equivalent employees from 80 at March 31, 1998 to 85 at March 31, 1999 contributed to the 11.6% increase in salary and benefit expense. Occupancy Expense is up 12.7% over the same time period in 1998, along with Advertising and Public Relations, up 72.8% relating to the branch expansion cost. Repairs and Maintenance are also up 19.1%.

        Net income for the first quarter of $494,455 reflects an increase of .8% over the first quarter of 1998. The effective combined tax rate for the first three months of 1999 was 27% compared to 28% for the same period in 1998. The 27% and 28% rate for 1999 and 1998 demonstrates the impact of increasing the Bank's investment in tax-advantaged municipal bonds and the benefit realized from a favorable deferred tax position.

        YEAR 2000

        The Company has long been aware of the complexity and significance of the issues associated with the arrival of the Millennium (Year 2000). The "Year 2000" problem centers around the world's computer systems and a common programming practice that condenses a century date to just two digits, i.e. "98" to represent 1998, to conserve storage space. As a result, these systems may interpret "00" as 1900 rather than 2000, causing potential data corruption, misinterpretation, or system failure. The Company, with the support and direction of its Board of Directors and Senior Management, has dedicated financial and human resources to formally adapt strategies and work towards resolving all potential Year 2000 issues.

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

        Awareness Phase

        While this can be considered an ongoing phase relating to education of employees, customers, and vendors, our primary activities defined the Year 2000 problem; obtained Board of Director and Executive level support; established a project team to include the Senior Vice President of Administration, the Bank Auditor; Manager of Data Processing, Manager of Systems Development, representatives form each functional area of the Bank, legal counsel, and the principal of our main-frame software vendor. This committee was responsible for development and implementation of an overall strategy to identify and resolve issues associated with year 2000.

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

        Validation Phase

        This is probably the most critical and intensive phase of the entire project. It is this phase that we validate, through a variety of testing methods, that each system can process after the turn of the century, with particular emphasis on those identified as "mission critical". As stated above, renovation to our core processing systems was successfully tested, and all testing of mission critical systems was successfully completed by year end 1998. In each case, we followed a comprehensive written test plan involving user representation to validate test results. All systems, including those designated mission critical, have been renovated and successfully tested as of December 31, 1998.

Two non-critical systems warranted as "Year 2000 compliant" by the vendor were tested in the first quarter of 1999. Additionally, fully integrated testing will be performed again during the second quarter of 1999.


        Implementation Phase

        The Company's Year 2000 ready systems are in place and presently functioning. As a part of implementation, we plan continued testing in 1999, along with fully integrated tests. Quality reviews will be conducted throughout 1999 and the year 2000 to ensure proper functioning of our systems. The implementation phase involves contingency planning. The Company maintains a formal Business Resumption plan, and is in the process of supplementing that plan with a contingency plan relevant to Year 2000 issues. The contingency planning process was well under way by year end 1998, and is expected to be completed and validated by June 30, 1999.

        The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information, specifically regarding third party Year 2000 readiness.

        The Company has identified significant (large) commercial depositors and performed an assessment of their efforts towards Year 2000 readiness. Should these depositors be unable to function financially as a result of their own Year 2000 issues, or significantly reduce their deposit levels, there could be an impact on the Bank's own cash flow. Our initial assessment evaluates this risk as minimal, and all customers identified in this risk assessment are aware of the Year 2000 issues and are planning Year 2000 readiness efforts. The Company will periodically monitor these depositors throughout 1999.

        A risk assessment of large commercial borrowers was also completed representing approximately 70 commercial customers, or 74% of commercial loan outstandings. Based on survey results, all are rated as moderate to low risk. We plan to selectively monitor the progress of certain moderate risk borrowers throughout 1999. New commercial loans exceeding our borrowing threshold for risk ratings will be measured to assure information technology utilized by the borrower will by Year 2000 ready.

        The Company has a comprehensive Customer Awareness program that includes training and education of employees regarding Year 2000 issues and financial industry efforts toward readiness. Our awareness program provides periodic communication to customers and the community describing our preparation efforts.

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

        The Company's objective is to migrate to the Year 2000 with minimal impact on customers, and be prepared for January 1, 2000. We believe that the manner in which we have addressed this issue underscores our strengths. The Company has the resources and the technological expertise to address such new issues, but is small enough to enable us to make adjustments to internal programs and systems without affecting the ability to service our customers. The Company cannot provide assurance that failure of third parties to adequately address the Year 2000 issue will not have an adverse impact. The Company intends to continue to assess critical suppliers and customers to determine their readiness. The Company is confident that with the implementation of the Year 2000 initiatives as scheduled, the possibility of significant interruptions to normal operations should be reduced.

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

ITEM 3 - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company does not hold investments in instruments (ie: such as derivative financial or commodity instruments) that are considered to be subject of any market risk.



PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings - None to report

ITEM 2.    Changes in Securities - None to report

ITEM 3.    Defaults upon Senior Securities - None to report

ITEM 4.    Submission of Matters To a Vote of Security Holders

           The 1999 Annual Shareholders meeting of the Registrant was held on April 27, 1999. At the meeting, Robert W. Allen, William F. Barrett and David C. Koch were reelected as directors for a term of three (3) years. The following votes were cast for the nominees:


                                         FOR                    WITHHELD

           Robert W. Allen             1,219,559                 27,821
           William F. Barrett          1,221,738                 25,642
           David C. Koch               1,220,634                 26,746


           The following directors also continue their terms of office:

           David M. Taylor
           Phillip Brothman
           Richard M. Craig
           LaVerne G. Hall
           Richard C. Stevenson
           Thomas H. Waring, Jr.


           Also, at the 1999 Annual Shareholders meeting, the shareholders approved The Evans Bancorp, Inc. 1999 Stock Option Plan by the following vote:

                                     FOR       AGAINST          ABSTAIN

                                 1,128,293      96,586           22,501


ITEM 5.    Other Information:

           A cash dividend of $.23 per share was paid on April 1, 1999 to holders of record on February 23, 1999. A total of $390,448 was paid on 1,697,598 shares.


ITEM 6.    Exhibits and Reports on form 8-K - None to report

           The following Exhibits are filed as part of this Report:

           EXHIBIT NO.            DESCRIPTION                       PAGE

               27              Financial Data Schedule               11

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                               Evans Bancorp, Inc.




DATE
May 14, 1999                         /s/Richard M. Craig
                                     Richard M. Craig
                                     President and Chief Executive Officer



DATE
May 14, 1999                         /s/James Tilley
                                     James Tilley
                                     Senior Vice President

                                   EXHIBIT 27