Form 10-Q
period 1999-06-30
EVANS BANCORP INC
filed 1999-08-11
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended    June 30, 1999

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

Common Stock, $.50 Par Value--1,698,950 shares as of July 31, 1999

                                      INDEX


                       EVANS BANCORP, INC. AND SUBSIDIARY
                                                                            PAGE

PART 1.   FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets--June 30, 1999 and
        December 31, 1998                                                      1

        Consolidated statements of income--Three months
        ended June 30, 1999 and 1998                                           2

        Consolidated statements of income--Six months                          3
        ended June 30, 1999 and 1998

        Consolidated statements of cash flows--Six months                      4
        ended June 30, 1999 and 1998

        Notes to consolidated financial statements--
        June 30, 1999 and 1998                                                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    7

Item 3. Quantative and Qualitative Disclosures About Market Risks              9


PART II.  OTHER INFORMATION                                                   10


Item 1. Legal Proceedings
Item 2. Changes In Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES                                                                    11

     PART I - FINANCIAL INFORMATION                                       PAGE 1
     ITEM I - FINANCIAL STATEMENTS


                                     EVANS BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                                     June 30, 1999 and December 31, 1998
                                                 (Unaudited)

                                                                                                 June 30,           December 31,
              ASSETS                                                                               1999                 1998
                                                                                              -------------           -------------

     Cash and due from banks                                                                  $   6,887,579           $   7,300,780
     Federal Funds sold                                                                           3,075,000                       0
     Securities:
       Classified as available-for-sale, at fair value                                           53,035,121              45,969,587
       Classified as held-to-maturity, at amortized cost                                          4,668,303               4,090,385
     Loans, net                                                                                 109,042,649             110,526,449
     Properties and equipment, net                                                                3,709,777               3,696,658
     Other assets                                                                                 3,328,710               2,536,371
                                                                                              -------------           -------------

     TOTAL ASSETS                                                                             $ 183,747,139           $ 174,120,230
                                                                                              =============           =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits:
     Demand                                                                                   $  29,113,344           $  25,857,037
     NOW and money market accounts                                                                7,735,656               7,554,104
     Regular savings                                                                             56,888,707              47,676,615
     Time Deposits, $100,000 and over                                                            21,560,332              24,208,290
     Other time accounts                                                                         40,937,929              38,787,590
                                                                                              -------------           -------------

                                                                                                156,235,968             144,083,636
    Federal Funds Purchased                                                                               0               2,225,000
    Other Borrowed Funds                                                                          5,000,000               7,000,000
    Other liabilities                                                                             4,180,937               2,188,181
                                                                                              -------------           -------------

     TOTAL LIABILITIES                                                                          165,416,905             155,496,817
                                                                                              =============           =============



STOCKHOLDERS' EQUITY
    Common Stock, $.50 par value; 10,000,000 shares authorized;
    1,698,950 shares issued                                                                         849,475                 849,475
    Capital surplus                                                                              10,990,720              10,990,720
    Retained earnings                                                                             6,962,950               6,400,764
    Unrealized gains on available for sale securities                                              (472,911)                443,308
                                                                                              -------------           -------------
                                                                                                 18,330,234              18,684,267
    Less: Treasury Stock, at cost (2,419 shares)                                                          0                 (60,854)
                                                                                              -------------           -------------
    Total Stockholders' equity                                                                   18,330,234              18,623,413

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 183,747,139           $ 174,120,230
                                                                                              =============           =============

See Notes to Consolidated Financial Statements.

     PART I - FINANCIAL INFORMATION                                       PAGE 2
     ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                For the Three Months ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                             June 30,
                                                                                                1999                       1998
                                                                                            -----------                 ----------
INTEREST INCOME
     Loans                                                                                  $ 2,332,930                 $ 2,387,228
     Federal funds sold                                                                          54,107                       9,293
     Securities:
      Taxable                                                                                   423,054                     321,998
      Non-taxable                                                                               311,934                     264,618
                                                                                            -----------                 -----------

     Total Interest Income                                                                    3,122,025                   2,983,137

INTEREST EXPENSE
     Interest on Deposits                                                                     1,151,710                   1,176,624
     Short Term Borrowing                                                                        74,361                      37,345
                                                                                            -----------                 -----------
NET INTEREST INCOME                                                                           1,895,954                   1,769,168

PROVISION FOR LOAN LOSSES                                                                        45,000                      29,999
                                                                                            -----------                 -----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                                                1,850,954                   1,739,169
                                                                                            -----------                 -----------

NON-INTEREST INCOME:
     Service charges                                                                            169,710                     176,832
     Other                                                                                      102,667                      64,790
     Securities Gain(Loss)                                                                            0                      (1,284)
                                                                                            -----------                 -----------
     Total Non-interest Income                                                                  272,377                     240,338
                                                                                            -----------                 -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                                             773,501                     663,217
     Occupancy                                                                                  219,120                     188,995
     Supplies                                                                                    34,797                      28,399
     Repairs and maintenance                                                                     59,062                      47,307
     Advertising and public relations                                                            49,171                      34,802
     Professional services                                                                       62,969                      63,897
     FDIC assessments                                                                             4,087                       4,169
     Other                                                                                      291,195                     228,215
                                                                                            -----------                 -----------
     Total Non-interest Expense                                                               1,493,902                   1,259,001
                                                                                            -----------                 -----------
             Income before income taxes                                                         629,429                     720,506
                                                                                            -----------                 -----------
INCOME TAXES                                                                                    171,250                     209,000
                                                                                            -----------                 -----------
NET INCOME                                                                                  $   458,179                 $   511,506
                                                                                            ===========                 ===========
NET INCOME PER COMMON SHARE-BASIC                                                           $      0.27                 $      0.30
                                                                                            ===========                 ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                      1,698,950                   1,698,950
                                                                                            ===========                 ===========

See Notes to Consolidated Financial Statements.

     PART I - FINANCIAL INFORMATION                                       PAGE 3
     ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Six Months ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                  1999                      1998
                                                                                               -----------                ----------
INTEREST INCOME
     Loans                                                                                     $4,661,556                 $4,697,627
     Federal Funds Sold                                                                            93,318                     40,257
     Securities
      Taxable                                                                                     777,535                    646,627
      Non-taxable                                                                                 607,338                    525,542
                                                                                               ----------                 ----------

     Total Interest Income                                                                      6,139,747                  5,910,053

INTEREST EXPENSE
     Interest on Deposits                                                                       2,271,794                  2,388,026
     Short Term Borrowing                                                                         158,236                     48,497
                                                                                               ----------                 ----------
NET INTEREST INCOME                                                                             3,709,717                  3,473,530

PROVISION FOR LOAN  LOSSES                                                                         80,000                     60,000
                                                                                               ----------                 ----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                                                  3,629,717                  3,413,530
                                                                                               ----------                 ----------

NON-INTEREST INCOME:
     Service charges                                                                              347,031                    348,030
     Other                                                                                        239,688                    137,349
     Securities Gains                                                                               1,064                      3,308
                                                                                               ----------                 ----------
     Total Non-interest Income                                                                    587,783                    488,687
                                                                                               ----------                 ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                                             1,513,121                  1,326,052
     Occupancy                                                                                    434,902                    380,493
     Supplies                                                                                      67,905                     59,513
     Repairs and maintenance                                                                      113,031                     92,635
     Advertising and public relations                                                              95,838                     61,802
     Professional services                                                                        126,111                    132,386
     FDIC Assessment                                                                                8,299                      8,294
     Other                                                                                        553,209                    444,499
                                                                                               ----------                 ----------
     Total Non-interest Expense                                                                 2,912,416                  2,505,674
                                                                                               ----------                 ----------
           Income before income taxes                                                           1,305,084                  1,396,543
                                                                                               ----------                 ----------
INCOME TAXES                                                                                      352,450                    394,700
                                                                                               ----------                 ----------
NET INCOME                                                                                     $  952,634                 $1,001,843
                                                                                               ==========                 ==========
NET INCOME PER COMMON SHARE-BASIC                                                              $     0.56                 $     0.59
                                                                                               ==========                 ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                        1,698,950                  1,698,950
                                                                                               ==========                 ==========

See Notes to Consolidated Financial Statements.

    PART I - FINANCIAL INFORMATION                                        PAGE 4
    ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                     1999                   1998
                                                                                                -------------          -------------
OPERATING ACTIVITIES
     Interest received                                                                          $  6,101,106           $  5,547,030
     Fees and commissions received                                                                   559,856                536,503
     Interest paid                                                                                (2,449,218)            (2,367,240)
     Cash paid to suppliers and employees                                                         (2,791,423)            (2,163,468)
     Income taxes paid                                                                              (347,000)              (417,973)
                           Net cash provided by operating
                            activities                                                             1,073,321              1,134,852
                                                                                                ------------           ------------
INVESTING ACTIVITIES
     Available for sale securities
      Purchases                                                                                  (18,272,730)           (13,347,284)
      Proceeds from sales                                                                          2,842,567              6,219,849
      Proceeds from maturities                                                                     6,904,242              4,895,965
     Held to maturity securities
      Purchases                                                                                   (1,592,571)            (1,052,390)
      Proceeds from maturities                                                                     1,014,678              1,181,519
     Additions to properties and equipment                                                           (97,593)              (157,988)
     Decrease in loans, net of repayments                                                         (2,379,120)            (5,453,499)
     Proceeds from sales of loans                                                                  3,204,950              1,829,235
                                                                                                ------------           ------------
                             Net cash used in investing activities                                (8,375,577)            (5,884,593)
                                                                                                ------------           ------------
FINANCING ACTIVITIES
     Increase in deposits                                                                         12,152,332              1,086,075
     (Repayment)Purchase of Short Term Borrowing                                                  (1,858,669)             2,345,244
     Treasury Stock                                                                                   60,840
     Cash Dividends Paid                                                                            (390,448)              (288,822)
                                                                                                ------------           ------------
                              Net cash provided by financing
                               activities                                                          9,964,055              3,142,497
                                                                                                ------------           ------------
Net increase(decrease) in cash and cash
         equivalents                                                                               2,661,799             (1,607,244)
Cash and cash equivalents, January 1                                                               7,300,780             10,336,532
                                                                                                ------------           ------------
Cash and cash equivalents, June 30                                                              $  9,962,579           $  8,729,288
                                                                                                ============           ============

See Notes to Consolidated Financial Statements.

     PART I - FINANCIAL INFORMATION                                       PAGE 5
     ITEM I - FINANCIAL STATEMENTS

                                     EVANS BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Six Months Ended June 30, 1999 and 1998
                                                 (Unaudited)



                                                                                                        Six Months Ended
                                                                                                             June 30,
                                                                                                    1999                 1998
                                                                                                -----------            -------------
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                                                 $   952,634             $ 1,001,843
                                                                                                -----------             -----------
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                                                309,199                 (21,149)
       Provision for credit losses                                                                   80,000                  60,001
     Gain on sale of assets                                                                         (11,137)                (10,890)
       (Decrease)Increase in accrued interest payable                                               (19,188)                 53,157
       Increase in accrued interest receivable                                                      (84,938)               (208,137)
       (Decrease)Increase in other liabilities                                                       (2,775)                228,884
       (Increase)Decrease in other assets                                                          (150,474)                 31,143
                                                                                                -----------             -----------
     Total adjustments                                                                              120,687                 133,009
                                                                                                -----------             -----------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                                            $ 1,073,321             $ 1,134,852
                                                                                                ===========             ===========
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:

Net unrealized (loss)gain on available for sale securities                                      ($  695,457)            $   258,772
                                                                                                ===========             ===========

See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                            PAGE 6
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 AND 1998
                                   (UNAUDITED)

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

        The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. The Company adopted the provisions of SFAS No. 133 effective October 1, 1998. Because the Company does not use derivatives, the adoption of SFAS No. 133 did not impact the Company's earnings or financial position. As allowed by SFAS No. 133 the Company transferred approximately $2,900,000 of certain securities from held to maturity to the available for sale classification. The realized and unrealized gains on the securities transferred were not material to the Company.

PART I - FINANCIAL INFORMATION                                            PAGE 7
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS



MATERIAL CHANGES IN FINANCIAL CONDITION

        Total deposits increased 8.4% over the first six months of 1999 versus an increase of .8% over the first six months of 1998. Demand deposits increased 12.6%, Regular savings increased 19.3% and Other time accounts increased 5.5% over the first six months of 1999. Deposit increases primarily are attributable to the expansion of the Bank's trade area to include West Seneca, NY since opening a new branch in February 1999. Time Deposits over $100,000 decreased 10.9% in the first six months of 1999 versus a decrease of 3.8% in the first six months 1998.

        Total net loans outstanding of $109 million have decreased 1.3% since December 31, 1998, which compares to an increase of 3.5% from December 1997 to June 1998. Total consumer loans decreased $1.4 million, which reflects the current trend towards residential mortgage and home equity mortgage refinancing. The decrease also reflects the sale of $2.8 million in residential mortgages to the Federal National Mortgage Association ("FNMA") and $400 thousand in student loans sold to Sallie Mae ("SLMA") in the first half of 1999.

        The securities portfolio increased 15.3% between December 31, 1998 and June 30, 1999 versus an increase of 5.4% over the same time period last year. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts.

        The annualized return on average assets ("ROAA") at June 30, 1999 was 1.08%. The ROAA at December 31, 1998 was 1.24%. The return on average equity at June 30, 1999 was 10.35% versus 11.63% at December 31, 1998. The capital to assets ratio of 10.63% at June 30,1999 compares to 10.81% at December 31, 1998. Total assets have increased approximately $9.6 million or 5.5% since December 31, 1998.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS

        Net interest income for the semi-annual period ending June 30, 1999 increased 6.8% over the same six month period in 1998. Interest paid on deposits decreased 4.9%. The decrease reflects the impact of Federal Reserve dropping short term interest rates three times, twenty five basis points each, in the last months of 1998. The cost of short term borrowing was substantially higher due to the increased use of the Bank's funding options as a member of the Federal Home Loan Bank. The Bank's year-to-date net interest margin at June 30, 1999 was 4.54% as compared to 4.69% at June 30, 1998. The year-to-date yield on average earning assets has declined from 8.26% at June 30, 1998 to 7.73% at June 30, 1999. The yield on loans has declined to 8.50% from 9.01% over that time period and the tax-equivalent yield on federal funds and investments has decreased from 6.52% to 6.24%. Comparatively, the year-to-date cost of funds on interest bearing balances decreased from 4.15% at June 30, 1998 to 3.75% at June 30, 1999.

        The year-to-date provision for credit losses was $80,000 through June 30, 1999 versus $60,000 through the second quarter of 1998. Management has increased the amount set aside for potential loan losses due to the substantial increase in the volume of the portfolio experienced over the past two years. Management believes that the credit quality of the portfolio remains high as supported by the fact that the charge-offs for the six month period ending June 1999 were $5,000 versus $20,000 for the same period in June 1998.

        Non-interest expenses increased 16.2% in the first six months of 1999. This compares to an increase of only 5.6% in the first six months of 1998. All expense categories were impacted by the branch expansion into West Seneca. Annual salary adjustments and an increase in the number of full-time equivalent employees from 82 at June 30, 1998 to 90 at June 30, 1999 contributed to the 14.1% increase in salary and benefit expense. Occupancy expense is up 14.3% over the same time period in 1998, along with Advertising and Public Relations, up 55.1% relating to the branch expansion cost. Repairs and Maintenance are also up 22%.

        Net income through June 30, 1999 of $952,634 reflects a decrease of 4.9% over the first six months of 1998. The effective combined tax rate for the first six months of 1999 was 27% compared to 28% for the first six months of 1998. The relatively low tax rates experienced in 1999 and 1998 demonstrate the impact of increasing the Bank's investment in tax-advantaged municipal bonds and the benefit realized from a favorable deferred tax position.

                                                                          PAGE 8
YEAR 2000

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

        In the third quarter of 1997, the Company began formalizing its strategy to address the data processing and business impacts we anticipated to be associated with Year 2000 issues. Our ultimate approach was to adopt the five-phase format recommended by the Federal Financial Institutions Examination Council, and follow guidance provided to us by our regulatory authorities who periodically monitor and evaluate our progress. These phases, and our activities, are described as follows:

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

 During the second quarter of 1999 the Company performed another integrated test of our processing system to validate "Year 2000 readiness". The test was completed successfully and controls are in place to ensure a "clean" system that remains Year 2000 ready.

        Implementation Phase

        The Company's Year 2000 ready systems are in place and presently functioning. As a part of implementation, we plan continued testing in 1999, along with fully integrated tests. Quality reviews will be conducted throughout 1999 and the year 2000 to ensure proper functioning of our systems. The implementation phase involves contingency planning. The Company maintains a formal Business Resumption plan and has developed a supplemental Year 2000 specific contingency plan. In accordance with regulatory guidance we have tested and validated our Business Resumption Contingency Plan. This process was completed in June 1999.

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




ITEM 3 - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company does not hold investments in instruments (i.e. such as derivative financial or commodity instruments) that are considered to be subject of any significant market risk.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings - None to report.

ITEM 2. Changes in Securities - None to report

ITEM 3. Defaults upon Senior Securities - None to report.

ITEM 4. Submission of Matters To a Vote of Security Holders--None to report except for the annual shareholders meeting held on April 27, 1999 reported in the Form 10-Q filed for the quarter ended March 31, 1999.



ITEM 5. Other Information - None to Report.


ITEM 6. Exhibits and Reports on Form 8-K - None to Report.

                The following Exhibits are filed as part of this Report:

                Exhibit No.            Description                          Page

                    27           Financial Data Schedule                     12

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                     Evans Bancorp, Inc.




DATE
August 11, 1999                            /s/Richard M. Craig
                                           -----------------------------------
                                           Richard M. Craig
                                           President and Chief Executive Officer



DATE
August 11, 1999                            /s/James Tilley
                                           -----------------------------------
                                           James Tilley
                                           Senior Vice President