Form 10-Q
period 1999-09-30
EVANS BANCORP INC
filed 1999-11-12
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(mark one)
   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarterly period ended September 30, 1999

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

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

Common Stock, $.50 Par Value--1,698,950 shares as of October 31, 1999

                                      INDEX


                       EVANS BANCORP, INC. AND SUBSIDIARY

PAGE

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets--September 30, 1999 and
          December 31, 1998                                                    1

          Consolidated statements of income--Three months
          ended September 30, 1999 and 1998                                    2

          Consolidated statements of income--Nine months
          ended September 30, 1999 and 1998                                    3

          Consolidated statements of cash flows--Nine months
          ended September 30, 1999 and 1998                                    4

          Notes to consolidated financial statements--
          September 30, 1999 and 1998                                          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7

Item 3.   Quantative and Qualitative Disclosures About
          Market Risks                                                         9


PART II.  OTHER INFORMATION                                                   10


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

PART I - FINANCIAL INFORMATION                                            PAGE 1
ITEM I - FINANCIAL STATEMENTS


                           EVANS BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                        September 30, 1999 and December 31, 1998
                                       (Unaudited)

                                                                          September 30,      December 31,
                     ASSETS                                                   1999               1998
                                                                          -------------      ------------
     Cash and due from banks                                              $  6,070,060       $  7,300,780
     Federal funds sold                                                      1,275,000                  0
     Securities:
       Classified as available-for-sale, at fair value                      57,612,890         45,969,587
       Classified as held-to-maturity, at amortized cost                     4,538,369          4,090,385
     Loans, net                                                            111,182,050        110,526,449
     Properties and equipment, net                                           3,720,991          3,696,658
     Other assets                                                            3,438,696          2,536,371
                                                                          ------------       ------------

     TOTAL ASSETS                                                         $187,838,056       $174,120,230
                                                                          ============       ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
       Demand                                                             $ 28,751,547       $ 25,857,037
       NOW and money market accounts                                         7,448,976          7,554,104
       Regular savings                                                      59,830,207         47,676,615
       Time deposits, $100,000 and over                                     23,038,459         24,208,290
       Other time accounts                                                  41,999,599         38,787,590
                                                                          ------------       ------------

                                                                           161,068,788        144,083,636
     Federal funds purchased                                                         0          2,225,000
     Other borrowed funds                                                    5,000,000          7,000,000
     Dividend payable                                                          407,748                  0
     Other liabilities                                                       3,052,711          2,188,181
                                                                          ------------       ------------

     TOTAL  LIABILITIES                                                    169,529,247        155,496,817
                                                                          ------------       ------------




STOCKHOLDERS' EQUITY
     Common stock, $.50 par value; 10,000,000 shares authorized;
      1,698,950 shares issued                                                  849,475            849,475
     Capital surplus                                                        10,990,720         10,990,720
     Retained earnings                                                       7,107,905          6,400,764
     Accumulated other comprehensive income (net of tax)                      (639,291)           443,308
                                                                          ------------       ------------
                                                                            18,308,809         18,684,267
     Less: Treasury stock, at cost (2,419 shares)                                    0            (60,854)
     Total stockholders' equity                                             18,308,809         18,623,413
                                                                          ------------       ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $187,838,056       $174,120,230
                                                                          ============       ============

See Notes to Consolidated Statements.

PART I - FINANCIAL INFORMATION                                            PAGE 2
ITEM I - FINANCIAL STATEMENTS

                           EVANS BANCORP, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
                  For the Three Months ended September 30, 1999 and 1998
                                       (Unaudited)

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                               1999               1998
                                                                            ----------         ----------
INTEREST INCOME
     Loans                                                                  $2,341,696         $2,369,670
     Federal funds sold                                                         59,640             24,375
     Securities:
       Taxable                                                                 458,348            318,942
       Non-taxable                                                             339,710            282,552
                                                                            ----------         ----------

     Total Interest Income                                                   3,199,394          2,995,539

INTEREST EXPENSE
     Interest on deposits                                                    1,165,647          1,196,915
     Short term borrowing                                                       78,931             36,627
                                                                            ----------         ----------
NET INTEREST INCOME                                                          1,954,816          1,761,997

PROVISION FOR LOAN LOSSES                                                       45,000             30,000
                                                                            ----------         ----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                               1,909,816          1,731,997
                                                                            ----------         ----------

NON-INTEREST INCOME:
     Service charges                                                           196,298            180,681
     Other                                                                     200,222             99,375
     Securities loss                                                                 0             (8,791)
                                                                            ----------         ----------
     Total non-interest income                                                 396,520            271,265
                                                                            ----------         ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                            810,438            676,878
     Occupancy                                                                 230,676            191,247
     Supplies                                                                   48,628             23,628
     Repairs and maintenance                                                    57,424             46,166
     Advertising and public relations                                           30,622             26,129
     Professional services                                                      69,287             71,939
     FDIC assessments                                                            4,286              4,178
     Other                                                                     298,823            242,070
                                                                            ----------         ----------

     Total non-interest expense                                              1,550,184          1,282,235
                                                                            ----------         ----------

              Income before income taxes                                       756,152            721,027
                                                                            ----------         ----------

INCOME TAXES                                                                   203,450            207,400
                                                                            ----------         ----------

NET INCOME                                                                  $  552,702         $  513,627
                                                                            ==========         ==========

NET INCOME PER COMMON SHARE-BASIC                                                $0.33              $0.30
                                                                            ==========         ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                     1,698,950          1,698,950
                                                                            ==========         ==========

See Notes to Consolidated Statements.

PART I - FINANCIAL INFORMATION                                            PAGE 3
ITEM I - FINANCIAL STATEMENTS


                           EVANS BANCORP, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
                  For the Nine Months ended September 30, 1999 and 1998
                                       (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               1999               1998
                                                                            ----------         ----------
INTEREST INCOME
     Loans                                                                  $7,003,251         $7,067,297
     Federal funds sold                                                        152,958             64,632
     Securities:
       Taxable                                                               1,235,883            965,569
       Non-taxable                                                             947,049            808,094
                                                                            ----------         ----------

     Total Interest Income                                                   9,339,141          8,905,592

INTEREST EXPENSE
     Interest on deposits                                                    3,437,441          3,584,941
     Short term borrowing                                                      237,167             85,124
                                                                            ----------         ----------
NET INTEREST INCOME                                                          5,664,533          5,235,527

PROVISION FOR LOAN LOSSES                                                      125,000             90,000
                                                                            ----------         ----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                               5,539,533          5,145,527
                                                                            ----------         ----------

NON-INTEREST INCOME:
     Service charges                                                           543,330            528,711
     Other                                                                     439,910            236,724
     Securities gain(loss)                                                       1,064             (5,483)
                                                                            ----------         ----------
     Total non-interest income                                                 984,304            759,952
                                                                            ----------         ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                          2,323,560          2,002,930
     Occupancy                                                                 665,578            571,740
     Supplies                                                                  116,533             83,141
     Repairs and maintenance                                                   170,455            138,801
     Advertising and public relations                                          126,460             87,931
     Professional services                                                     195,397            204,325
     FDIC assessments                                                           12,585             12,472
     Other                                                                     852,032            686,569
                                                                            ----------         ----------

     Total Non-interest Expense                                              4,462,600          3,787,909
                                                                            ----------         ----------

              Income before income taxes                                     2,061,237          2,117,570
                                                                            ----------         ----------

INCOME TAXES                                                                   555,900            602,100
                                                                            ----------         ----------

NET INCOME                                                                  $1,505,337         $1,515,470
                                                                            ==========         ==========

NET INCOME PER COMMON SHARE-BASIC                                                $0.89              $0.89
                                                                            ==========         ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                     1,698,950          1,698,950
                                                                            ==========         ==========


See Notes to Consolidated Statements.

PART I - FINANCIAL INFORMATION                                            PAGE 4
ITEM I - FINANCIAL STATEMENTS


                           EVANS BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30, 1999 and 1998
                                       (Unaudited)


                                                                                Nine Months Ended
                                                                                   September 30,
                                                                              1999               1998
                                                                          ------------       ------------
OPERATING ACTIVITIES
     Interest received                                                    $  9,094,173       $  8,506,687
     Fees and commissions received                                             942,294            834,464
     Interest paid                                                          (3,710,598)        (3,520,598)
     Cash paid to suppliers and employees                                   (4,086,341)        (3,575,827)
     Income taxes paid                                                        (621,482)          (583,365)
                                                                          ------------       ------------

                  Net cash provided by operating activities                  1,618,046          1,661,361
                                                                          ------------       ------------

INVESTING ACTIVITIES
     Available for sale securities
        Purchases                                                          (24,484,803)       (27,144,110)
        Proceeds from sales                                                  2,842,567         14,084,899
        Proceeds from maturities                                             6,105,430          6,741,195
     Held to maturity securities
        Purchases                                                           (2,263,557)        (1,879,869)
        Proceeds from maturities                                             3,999,664          2,274,951
     Additions to bank properties and equipment                               (234,494)          (351,121)
     Increase in loans, net of repayments                                   (5,370,918)        (9,849,161)
     Proceeds from sales of loans                                            4,178,464          2,961,820
                                                                          ------------       ------------

                  Net cash used in investing activities                    (15,227,647)       (13,161,396)
                                                                          ------------       ------------


FINANCING ACTIVITIES
     Increase in deposits                                                   16,985,152          4,486,477
     (Increase) Decrease short term borrowing                               (3,001,663)         2,351,962
     Treasury stock                                                             60,840           (174,645)
     Cash dividends paid                                                      (390,448)          (288,822)
                                                                          ------------       ------------

                  Net cash provided by financing activities                 13,653,881          6,374,972
                                                                          ------------       ------------


Net increase(decrease) in cash and cash equivalents                             44,280         (5,125,063)

Cash and cash equivalents, January 1                                         7,300,780         10,336,532
                                                                          ------------       ------------

Cash and cash equivalents, September 30                                   $  7,345,060       $  5,211,469
                                                                          ============       ============


See Notes to Consolidated Statements.

PART I - FINANCIAL INFORMATION                                            PAGE 5
ITEM I - FINANCIAL STATEMENTS



                           EVANS BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30, 1999 and 1998
                                       (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               1999               1998
                                                                            ----------         ----------
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                             $1,505,337         $1,515,470
                                                                            ----------         ----------

     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                           459,166            229,661
       Provision for credit losses                                             125,000             90,000
       Gain on sale of assets                                                  (16,178)           (17,917)

      (Decrease)Increase in accrued interest payable                           (35,990)           123,823
       Increase in accrued interest receivable                                (306,942)          (280,458)
       Increase in other liabilities                                            66,549            141,966
       Increase in other assets                                               (178,896)          (141,184)
                                                                            ----------         ----------

     Total adjustments                                                         112,709            145,891
                                                                            ----------         ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $1,618,046         $1,661,361
                                                                            ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Net unrealized (loss)gain on available for sale securities                   ($639,291)        $  443,308
                                                                            ==========         ==========

See Notes to Consolidated Statements.

PART I - FINANCIAL INFORMATION                                            PAGE 6
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 AND 1998
                                   (UNAUDITED)

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

         The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

PART I - FINANCIAL INFORMATION                                            PAGE 7
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


MATERIAL CHANGES IN FINANCIAL CONDITION

         Total deposits increased 11.8% over the first nine months of 1999. This compares to an increase of 3.24% over the first nine months of 1998. Demand deposits increased 11.2%, Regular Savings increased 25.5% and Other time accounts increased 8.3% over the first nine months of 1999. Deposit increases primarily are attributable to the expansion of the Bank's trade area. A new branch office was opened in West Seneca, New York in February 1999. Time deposits greater than $100,000 decreased 4.8% in the first nine months of 1999 versus a decrease of 1.25% in the first nine months of 1998.

         Total net loans outstanding of $111.2 million have increased .6% since December 31, 1998, which compares to an increase of 6.7% from December 1997 to September 1998. Total commercial loans increased $3.8 million. Total consumer loans decreased $952,000, which reflects the current trend of the Bank towards residential mortgage and home equity mortgage refinancing. The decrease also reflects the sale of $3.3 million in residential mortgages to the Federal National Mortgage Association ("FNMA") and $833,000 in student loans sold to Sallie Mae ("SLMA") in the first nine months of 1999.

         The securities portfolio increased 24.2% between December 31, 1998 and September 30, 1999 versus an increase of 16.1% over the same time period last year. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts.

         The annualized return on average assets ("ROAA") at September 30, 1999 was 1.11%. The ROAA at December 31, 1998 was 1.24%. The return on average equity at September 30, 1999 was 10.72% versus 11.63% at December 31, 1998. The capital to assets ratio of 10.49% at September 30,1999 compares to 10.81% at December 31, 1998. Total assets have increased approximately $13.7 million or 7.9% since December 31, 1998.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS

         Net interest income for the nine month period ending September 30, 1999 increased 8.2% over the same nine month period in 1998. Interest paid on deposits decreased 4.1%. The decrease reflects the impact of Federal Reserve dropping short term interest rates three times, twenty five basis points each, in the last months of 1998. The cost of short term borrowing was substantially higher due to the increased use of the Bank's funding options as a member of the Federal Home Loan Bank. The Bank's year-to-date net interest margin at September 30, 1999 was 4.54% as compared to 4.65% at September 30, 1998. The year-to-date yield on average earning assets has declined from 8.19% at September 30, 1998 to 7.69% at September 30, 1999. The yield on loans has declined to 8.48% from 8.92% over that time period and the tax-equivalent yield on federal funds and investments has decreased from 6.50% to 6.25%. Comparatively, the year-to-date cost of funds on interest bearing balances decreased from 4.12% at September 30, 1998 to 3.72% at September 30, 1999.

         The year-to-date provision for credit losses was $125,000 through September 30, 1999 versus $90,000 through the third quarter of 1998. Management has increased the amount set aside for potential loan losses due to the substantial increase in the size of the loan portfolio experienced over the past two years. Management believes that the credit quality of the portfolio remains high as supported by the fact that the charge-offs for the nine month period ending September 1999 were $16,000 versus $21,000 for the same period in September 1998.

         Non-interest expenses increased 17.8% in the first nine months of 1999. This compares to an increase of only 4.6% in the first nine months of 1998. All expense categories were impacted by the branch expansion into West Seneca, NY. Annual salary adjustments and an increase in the number of full-time equivalent employees from 81 at September 30, 1998 to 88 at September 30, 1999 contributed to the 16% increase in salary and benefit expense. Of the $321,000 increase in salary expense, approximately $155,000 is attributable to staffing the West Seneca office with six full time employees. Two lenders were also added to the Loan Division staff. Occupancy expense is up $94,000 over the same time period in 1998. This represents a 16.4% increase, and includes $59,000 for the West Seneca location. Supplies are up 40%. Miscellaneous forms and supplies ordered for the West Seneca branch totalled $15,000. Advertising and Public Relations increased 43.8%. Approximately $31,000 was spent on the promotion of the new branch. An additional $13,000 was spent on promoting the Bank's PC and telephone banking services. Repairs and Maintenance are up 22.8% with approximately $6,000 of the increase attributable to the West Seneca office.

         Net income through September 30, 1999 of $1,505,337 reflects a decrease of .7% over the first nine months of 1998 due to the increase in non-interest expense. The effective combined tax rate for the first nine months of 1999 was 27% compared to 28.4% for the first nine months of 1998. The relatively low tax rates experienced in 1999 and 1998 demonstrate the impact of increasing the Bank's investment in tax-advantaged municipal bonds and the benefit realized from a favorable deferred tax position.

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

         Implementation Phase                                             PAGE 9

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

PART II - OTHER INFORMATION                                              PAGE 10

ITEM 1.  Legal Proceedings - None to report.

ITEM 2.  Changes in Securities - None to report

ITEM 3.  Defaults upon Senior Securities - None to report.

ITEM 4.  Submission of Matters To a Vote of Security Holders--None to report.

ITEM 5.  Other Information

         On September 21, 1999, the Board of directors declared a cash dividend of $.24 per share payable on October 8, 1999 to shareholders of record on September 21, 1999.

         On October 1, 1999, the Company announced that it had signed a letter of intent to acquire the business and assets of the M & W Group, Inc. in exchange for stock of the Company. A copy of the press release is filed as Exhibit 99 to this report.


ITEM 6.  Exhibits and Reports on Form 8-K - None to Report.

         The following Exhibits are filed as part of this Report:

         Exhibit No.              Description                         Page

            27               Financial Data Schedule                   12

            99                   Press Release                         17

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                       Evans Bancorp, Inc.




DATE

November 12, 1999                      /s/ Richard M.Craig
                                       Richard M. Craig
                                       President and Chief Executive Officer



DATE

November 12, 1999                      /s/ James Tilley
                                       James Tilley
                                       Senior Vice President