Form 10-K
period 1999-12-31
EVANS BANCORP INC
filed 2000-03-30
CIK 842518

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

         For fiscal year ended:   December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    -------------

                         Commission file number: 0-18539
                                                 -------

                               EVANS BANCORP, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

             NEW YORK                                     16-1332767
  ------------------------------                       ---------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

   14-16 NORTH MAIN STREET, ANGOLA, NEW YORK                      14006
   -----------------------------------------                    -------
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

         As of January 31, 2000, the aggregate market value of the registrant's common stock, $.50 par value, (the "Common Stock") held by nonaffiliates of the registrant was approximately $62,802,810 based upon the per share sale prices known to management at which the Company's Common Stock has actually been transferred in private transactions prior to that date. There is not, and has never been, an organized public trading market for the registrant's shares.

         As of January 31, 2000, 1,698,950 shares of the registrant's Common Stock were outstanding.


                                  Page 1 of 75
                            Exhibit Index on Page 35

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Registration Statement on Form 10, as amended by Amendment Nos. 1 and 2 (Registration No. 0-18539), the Registrant's Registration Statement on Form S-4 (Registration No. 33-25321), and the Registrant's Report on form 10-QSB for the period ended March 31, 1995, and the Registrant's Report on Form 10- KSB for the period ended December 31, 1995 and the Registrant's Reports on Form 10-Q for the periods ended June 30, 1996, March 31, 1997 and September 30, 1999 and the Registrant's Reports on Form 10-K for the period ended December 31, 1997 and December 31, 1998 are incorporated by reference in Part IV of this Form 10-K.

         Portions of the Registrant's 1999 Annual Report to Shareholders are incorporated by reference in Part II of this Form 10-K.

                                TABLE OF CONTENTS

                                      INDEX

                                     PART I


                                                                 PAGE

Item 1.    BUSINESS.................................................5
           Evans Bancorp, Inc. .....................................5
           Evans National Bank .....................................5
           Market Area .............................................5
           Average Balance Sheet Information....................... 5
           Securities Activities................................... 7
              Securities Policy.................................... 8
           Lending Activities ......................................9
              General ..............................................9
              Real Estate Loans ...................................10
              Commercial Loans.....................................10
              Installment Loans....................................11
              Student Loans .......................................11
              Other Loans .........................................11
              Loan Maturities......................................12
              Loan Losses..........................................12
           Sources of Funds - Deposits ............................14
              General..............................................14
              Deposits.............................................14
           Environmental Matters...................................15
           Employees ..............................................15
           Competition ............................................15
           Asset and Liability Management .........................15
           Regulation .............................................16
           Monetary Policy ........................................18

Item 2.    PROPERTIES..............................................18

Item 3.    LEGAL PROCEEDINGS.......................................19

Item 4.    SUBMISSION OF MATTERS
           TO A VOTE OF SECURITY HOLDERS...........................19

                                     PART II

                                                                        PAGE

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS.............................20

Item 6.       SELECTED CONSOLIDATED FINANCIAL DATA........................21

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS..........................22

Item 7a.      QUANTATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK...........................................28

Item 8.       CONSOLIDATED FINANCIAL STATEMENTS ..........................28


Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURES.....................28


                                    PART III


Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF
              THE REGISTRANT..............................................29

Item 11.      EXECUTIVE COMPENSATION......................................32

Item 12.      SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS...........................................34

Item 13.      CERTAIN RELATIONSHIPS AND
              RELATED TRANSACTIONS........................................35


                                     PART IV


Item 14.      EXHIBITS, LIST AND REPORTS ON FORM 8-K .....................35

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

    As of December 31, 1999, the Bank had total assets of $198,788,383, total deposits of $169,948,899 and total stockholders' equity of $18,284,938.

    In October of 1999, the Company announced that it had entered into a letter of intent to acquire the business and assets of M&W Group, Inc., an insurance agency headquartered in Silver Creek, New York. That transaction is expected to close within the next quarter.




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


                                                                 1999                                          1998
                                                                 ----                                          ----
                                                Average                   Yield/              Average                    Yield/
                                                Balance        Interest    Rate               Balance        Interest     Rate
                                                -------        --------    ----               -------        --------     ----
ASSETS                                          ($000)         ($000)                         ($000)          ($000)
Interest-earning assets:
  Loans, Net                                   $109,780         $9,295      8.47%            $105,856          $9,337     8.82%
  Taxable securities                             27,596          1,762      6.38%              21,696           1,333     6.14%
  Tax-exempt securities                          29,812          1,318      4.42%              23,982           1,098     4.58%
  Federal funds sold                              3,648            180      4.93%               1,531              84     5.49%
                                               --------        -------      -----           ---------          ------     -----
Total interest-earning assets                   170,836         12,555      7.35%             153,065          11,852     7.74%

Noninterest-earning assets
  Cash and due from banks                         6,422                                         5,479
  Premises and equipment, net                     3,764                                         3,771
  Other assets                                    3,119                                         2,668
                                               --------                                      --------
           Total                               $184,141                                      $164,983
                                               ========                                      ========
LIABILITIES & SHAREHOLDER'S EQUITY
Interest-bearing liabilities:
  NOW accounts                                   $7,721            $76       .98%              $7,275             $71      .98%
  Savings deposits                               55,308          1,437      2.60%              46,925           1,281     2.73%
  Time deposits                                  64,754          3,209      4.96%              63,338           3,399     5.37%
  Fed Funds Purchased & Securities                7,251            321      4.43%               3,801             196     5.16%
  Sold U/A to Repurchase                       --------        -------      -----           ---------          ------     -----

Total interest-bearing liabilities              135,034          5,043      3.73%             121,339           4,947     4.08%
Noninterest-bearing liabilities:
  Demand deposits                                28,273                                        23,571
  Other                                           2,136                                         2,308
                                               --------                                      --------
Total liabilities                               165,443                                       147,218
Shareholders' equity                             18,698                                        17,765
                                               --------                                      --------
           Total                               $184,141                                      $164,983
                                               ========                                      ========
Net interest earnings                                           $7,512                                         $6,905
                                                                ======                                         ======
Net yield on interest earning assets                                        4.40%                                         4.51%

In 1999, the Company's interest income increased by $703,056 over 1998, compared to an increase of $778,936 in 1998 over 1997. Also, interest expense on deposits increased by $96,586 in 1999 over 1998 compared to an increase of $358,674 in 1998 over 1997. The following table segregates these changes for the past two years into amounts attributable to changes in volume and changes in rates by major categories of assets and liabilities. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                                                1999 Compared to 1998                          1998 Compared to 1997
                                              Increase (Decrease) Due to                     Increase (Decrease) Due to
                                    ---------------------------------------------- ----------------------------------------------
                                                                                (thousands)

                                             Volume           Rate           Total          Volume           Rate           Total
                                             ------           ----           -----          ------           ----           -----
Interest earned on:
  Loans                                        $462          $(502)           $(40)          $824           $(120)           $704
  Taxable securities                            375             54             429             42             (82)            (40)
  Tax-exempt securities                         256            (36)            220            158              (5)            153
  Federal funds sold                            101             (7)             94            (39)              1             (38)
  Time deposits in other banks                    0              0               0              0               0               0
                                                  -              -               -              -               -               -
Total interest-earning assets                $1,194          $(491)           $703           $985           $(206)           $779
                                             ======          ======           ====           ====           ======           ====

Interest paid on:
  NOW accounts                                   $4             $1              $5             $6             $(6)             $0
  Savings deposits                              213            (57)            156             63              15              78
  Time deposits                                  78           (268)           (190)           162             (65)             97
  Federal Funds Purchased &                     148            (23)            125            166              18             184
                                                ---            ----            ---            ---              --             ---
  Securities Sold U/A Repurch.
Total interest-bearing liabilities             $443          $(347)            $96           $397            $(38)           $359
                                               ====          ======            ===           ====            =====           ====



SECURITIES ACTIVITIES

    Income from securities represented approximately 24.5% of total interest income of the Company in 1999 and approximately 20.5% of total interest income of the Company in 1998. At December 31, 1999, the Bank's securities portfolio of $62,999,678 consisted primarily of United States ("U.S.") and federal agency obligations, state and municipal securities, corporate bonds and mortgage-backed securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corp.

     In 1994, the Bank adopted Statement of Financial Accounting Standard
No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, all securities in the Bank's portfolio are now designated as "held to maturity" or "available for sale".

    The following table summarizes the Bank's securities with those designated as available for sale at fair value and securities designated as held to maturity valued at amortized cost as of December 31, 1999 and 1998:


                                                                              1999                1998
                                                                              ----                ----
                                                                             ($000)              ($000)
Available for Sale:
U.S. Treasury and other U.S. government agencies                             $29,299            $22,105
States and political subdivisions in the U.S.                                 29,077             22,913
Other                                                                          1,175                952
                                                                               -----                ---
     Total Securities Designated as Available for Sale                       $59,551            $45,970
                                                                             =======            =======
Held to Maturity:
U.S. Treasury and other U.S. government agencies                                  44                 47
States and political subdivisions in the U.S.                                  3,405              4,043
                                                                               -----              -----
     Total Securities Designated as Held to Maturity                          $3,449             $4,090
                                                                              ======             ======
     Total Securities                                                        $63,000            $50,060
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

    The Bank's securities policy is that in-state securities must be rated Moody's BAA (or equivalent) at the time of purchase. Out-of-state issues must be rated AA (or equivalent) at the time of purchase. Bonds or securities rated below A will be reviewed periodically to assure their continued credit worthiness. The purchase of non-rated municipal securities is permitted, but limited to those bonds issued by municipalities in the Bank's general market area which, in the Bank's judgment, possess no greater credit risk than BAA (or equivalent) bonds. The annual budgets of the issuers are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information. In addition, the Bank's loan policy permits the purchase of notes issued by various states and municipalities which have not been rated by Moody's or Standard & Poors. The securities portfolio of the Bank is priced and rated on a monthly basis.

The following table sets forth the maturities and weighted average interest yields of the Bank's securities portfolio (yields on tax-exempt obligations have been computed on a tax-equivalent basis) as of December 31, 1999:



                                                                  Maturing
                                     -----------------------------------------------------------------------------------------------
                                              Within                 After One But             After Five But                After
                                             One Year              Within Five Years          Within Ten Years             Ten Years
                                     ------------------------- ----------------------   ------------------------- ------------------
                                        Amount         Yield   Amount          Yield      Amount      Yield      Amount        Yield
                                        ------         -----   ------          -----      ------      -----      ------        -----
                                        ($000)                 ($000)                     ($000)                ($000)
CLASSIFIED AS AVAILABLE FOR SALE
--------------------------------
AT FAIR VALUE:
-------------
U.S. Treasury and other U.S.           $     0            0%   $ 3,136         6.16%   $ 7,273         7.30%   $18,890         6.90%
government agencies
States and political subdivisions          788         5.10     11,689         6.58     10,343         7.12      6,257         7.61
Other                                    1,175         6.52          0         0.00          0         0.00          0         0.00
                                        ------                  ------                  ------                  ------
     Total Available for Sale          $ 1,963         5.95    $14,825         6.50    $17,616         7.20    $25,147         7.08
CLASSIFIED AS HELD TO MATURITY
------------------------------
AT AMORTIZED COST:
-----------------
U.S. Treasury and other U.S.                 0         0.00          0         0.00          0         0.00         44         0.00
government agencies
States and political subdivisions        2,872         5.37        172         7.04        197         7.94        164         8.74
                                         -----                  ------                 -------                 -------
     Total Held to Maturity              2,872         5.37        172         7.04        197         7.94        208         6.89
                                         -----                  ------                 -------                 -------
     Total Securities                  $ 4,835         5.61    $14,997         6.51    $17,813         7.21    $25,355         7.08
                                       =======                 =======                 =======                 =======

         At December 31, 1999, approximately $29,343,000 of the Bank's securities portfolio were obligations of the U.S. Treasury and other U.S. government agencies.


LENDING ACTIVITIES

    GENERAL. The Bank has a loan policy which is approved by the Board of Directors on an annual basis. The loan policy addresses the lending authorities of Bank officers, charge off policies, desired portfolio mix, loan approval guidelines.

    The Bank offers a variety of loan products to its customers including residential and commercial real estate mortgage loans, commercial loans, installment loans and student loans. The Bank primarily extends loans to customers located within the Western New York area. Income on loans represented approximately 74.0% of the total interest income of the Company in 1999 and approximately 78.8% of total interest income in 1998. The Bank's loan portfolio after unearned discounts, loan origination costs and allowances for credit losses totalled $116,433,438 and $110,526,449 at December 31, 1999 and December 31, 1998, respectively. At December 31, 1999, the Bank had established $838,167 as an allowance for credit losses which is approximately 0.72% of total loans. This compares with $729,199 at December 31, 1998 which was approximately 0.66% of total loans. The net loan portfolio represented approximately 58.6% and 63.5% of the Bank's total assets at December 31, 1999 and December 31, 1998, respectively.

    REAL ESTATE LOANS. Approximately 84.3% of the Bank's loan portfolio at December 31, 1999 consisted of real estate loans or loans collateralized by mortgages on real estate including residential mortgages, commercial mortgages and other types of real estate loans. The Bank's real estate loan portfolio was $98,868,125 at December 31, 1999, compared to $97,539,555 at December 31, 1998.
The real estate loan portfolio increased approximately 1.4% in 1999 over 1998 compared to an increase of 10.7% in 1998 over 1997.

    The Bank offers fixed rate residential mortgages with terms of ten to thirty years with up to an 80% loan-to-value ratio. Fixed rate residential mortgage loans outstanding totaled $20,145,075 at December 31, 1999, which was approximately 17.2% of total loans outstanding. In 1995, the Bank entered into a contractual arrangement with the Federal National Mortgage Association ("FNMA") whereby mortgages can be sold to FNMA and the Bank retains the servicing rights. In 1999, approximately $4,354,561 of mortgages were sold to FNMA under this arrangement compared to $2,539,622 of mortgages sold in 1998. The Bank currently retains the servicing rights on $8.7 million in mortgages sold to FNMA.

    Since 1993 the Bank has offered adjustable rate residential mortgages with terms of up to thirty years. Rates on these mortgages remain fixed for the first three years and are adjusted annually thereafter. On December 31, 1999, the Bank's outstanding adjustable rate mortgages were $2,379,811 or 2.0% of total loans. This balance did not include any construction mortgages.

    The Bank also offers commercial mortgages with up to a 75% loan-to-value ratio for up to fifteen years on a variable and fixed rate basis. Many of these mortgages either mature or are subject to a rate call after three to five years. The Bank's outstanding commercial mortgages were $52,815,342 at December 31, 1999, which was approximately 45.0% of total loans outstanding. This balance included $6,571,261 in fixed rate and $46,244,081 in variable rate loans, which includes rate calls.

       The Bank also offers other types of loans collateralized by real estate such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to fifteen years and up to a 80% loan-to-value ratio. At December 31, 1999, the real estate loan portfolio included $18,710,313 of home equity loans outstanding which represented approximately 16.0% of its total loans outstanding. This balance included $8,512,346 in variable rate and $10,197,967 in fixed rate loans.

    The Bank also offers both residential and commercial real estate-construction loans at up to a 80% loan-to-value ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 1999, fixed rate real estate-construction loans outstanding were $215,173 or 0.18% of the Bank's loan portfolio, and adjustable rate construction loans outstanding were $3,322,906 or 2.8% of the portfolio.

    As of December 31, 1999, approximately $3,726,000 or 3.8% of the Bank's real estate loans were 30 to 90 days delinquent, $45,000 or 0.04% of the bank's real estate loans were more than 90 days delinquent and approximately $1,523,000 or 1.5% of real estate loans were nonaccruing.

    COMMERCIAL LOANS. The Bank offers commercial loans on a secured and unsecured basis including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank's commercial loan portfolio totaled $14,173,095 and $9,835,866 at December 31, 1999 and December 31, 1998,
respectively. Commercial loans represented approximately 12.1% and 8.8% of the Bank's total loans at December 31, 1999 and December 31, 1998, respectively. The commercial loan portfolio increased $4,337,229 in 1999, as a result of additional credit extensions to both new and existing commercial relationships.

As of December 31, 1999, approximately $52,000 or 0.4% of the Bank's commercial loans were 30 to 90 days past due and $202,000 or 1.4% of its commercial loans were nonaccruing.

    Commercial lending entails significant additional risk as compared with real estate loans. Collateral, where applicable, may consist of inventory, receivables, equipment and other business assets. Sixty-four percent of the Bank's commercial loans are variable rate which are tied to the prime rate.

    INSTALLMENT LOANS. The Bank's installment loan portfolio (which includes commercial and automobile loans, personal loans and revolving credit card balances) totaled $2,356,914 and $2,166,133 at December 31, 1999 and December 31, 1998, respectively, representing approximately 2.0% of the Bank's total loans at December 31, 1999 and 1.9% of the Bank's total loans at December 31, 1998. Traditional installment loans are offered at fixed interest rates with various maturities up to 60 months, on a secured and unsecured basis. On December 31, 1999, the installment loan portfolio included $220,447 in fixed rate card balances at an interest rate of 15.6% and $33,141 in the variable rate option. As of December 31, 1999, approximately $14,000 or 0.6% of the Bank's installment loans were 30-90 days past due and approximately $7,000 or 0.3% of the Bank's installment loans were more than 90 days past due.

    STUDENT LOANS. The Bank's student loan portfolio totaled $371,453 at December 31, 1999 and $438,670 at December 31, 1998. Student loans represented 0.3% of the Bank's total loans at December 31, 1999 and 0.4% of the Bank's total loans at December 31, 1998. These loans are guaranteed by the federal government and the New York State Higher Education Assistance Corporation. The Bank offers student loans at variable interest rates with terms of up to 10 years. In 1995, the Bank entered into a contract with the Student Loan Marketing Association. Under terms of this agreement, SLMA services the Bank's loans to students who are still in school and subsequently purchases those loans when the student goes into repayment. The Bank sold $873,257 and $2,267,518 of its student loans to SLMA in 1999 and 1998 respectively. Student loan products include Federal Plus and HEAL loans.

    OTHER LOANS. Other loans totaled $1,101,391 at December 31, 1999 and $891,669 at December 31, 1998. Other loans consisted primarily of loans to municipalities, hospitals, churches and non-profit organizations. These loans are at fixed or variable interest rates with multiple maturities. Other loans also include overdrafts.

 The Bank's ability to lend larger amounts to any one borrower is subject to regulation by the Comptroller of the Currency. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.


    The following table summarizes the major classifications of the Bank's loans (net of deferred origination costs) at December 31, 1999, and 1998:

                                                         December 31,
                                                ------------------------------
                                                1999                      1998
                                                ----                      ----
                                                      (in thousands)
Real Estate                                    $98,868                   $97,539
Commercial                                      14,173                     9,836
Installment                                      2,357                     2,166
Student Loans                                      371                       439
All Other                                        1,101                       891
Net deferred loan origination costs                401                       384
                                              --------                  --------
Total Loans                                   $117,271                  $111,255
                                              --------                  --------
Allowance for credit losses                       (838)                     (729)
                                              --------                  --------
Net loans                                     $116,433                  $110,526
                                              ========                  ========

    LOAN MATURITIES. The following table shows the maturities of commercial and real estate construction loans outstanding as of December 31, 1999 and the classification of loans due after one year according to sensitivity to changes in interest rates:

                                                                          (in thousands)
                                                    0-1 Yr.           1-5 Yrs.         Over 5 Yrs.           Total
                                                    -------           --------         -----------           -----
Commercial                                           $4,511             $4,074            $5,588            $14,173
Real estate construction                              2,762                776                 0              3,538
                                                    -------             ------            ------            -------
                                                     $7,273             $4,850            $5,588            $17,711
                                                     ======             ======            ======            =======
Loans maturing after one year with:
     Fixed rates                                                        $2,608            $    0
     Variable rates                                                      2,242             5,588
                                                                        ------            ------
                                                                        $4,850            $5,588
                                                                        ======            ======


LOAN LOSSES. The following table summarizes the Bank's non-accrual and past due loans as of December 31, 1999 and December 31, 1998. The Bank had no restructured loans as of those dates. Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credit about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses."

                                                                    1999                1998
                                                                    ----                ----
                                                                         (in thousands)
Nonaccrual loans                                                  $1,725                $754
Accruing loans past due 90 days or more                               47                 698
                                                                      --                 ---
     Total                                                        $1,772              $1,452
                                                                  ======              ======





Information with respect to nonaccrual loans at December 31, 1999 and December 31, 1998 is as follows:


                                                                    1999                1998
                                                                    ----                ----
                                                                         (in thousands)
Nonaccrual loans                                                  $1,725                $754
Interest income that would have been                                  76                  71
recorded under the original terms
Interest income recorded during the period                            43                   0

At December 31, 1999 $1,725,000 of nonaccrual loans are collateralized.

    The following tables summarize the Bank's allowance for loan losses and changes in the allowance for credit losses by loan categories:

              ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN LOSSES

                                                                  1999             1998
                                                                  ----             ----
BALANCE AT BEGINNING OF YEAR                                    $729,199           $609,539
      CHARGE-OFFS
            Commercial, Financial, Agricultural                  (26,130)                 0
            Real Estate - Mortgages                              (25,447)           (50,381)
            Installment Loans                                    (18,966)           (21,077)
            Overdrafts                                                 0                  0
                                                                --------           --------
            TOTAL CHARGE-OFFS                                    (70,543)           (71,458)
      RECOVERIES
            Commercial, Financial, Agricultural                      500              6,774
            Real Estate - Mortgages                                  384             21,219
            Installment Loans                                      8,138             11,925
            Overdrafts                                               489              1,200
                                                                --------           --------
            TOTAL RECOVERIES                                       9,511             41,118
NET (CHARGEOFFS) RECOVERIES                                      (61,032)           (30,340)
ADDITIONS CHARGED TO OPERATIONS                                  170,000            150,000
                                                                 -------            -------
BALANCE AT END OF YEAR                                          $838,167           $729,199
                                                                ========           ========





                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                            Balance at          Balance at        Percent of Loans in
                                             12/31/99            12/31/98          Each Category to
                                           Attributable To:    Attributable To:      Total Loans:
                                           ---------------     ---------------    -------------------
                                                                                    1999        1998
                                                                                  -------      ------
Real Estate Loans                            $716,035            $456,823           84.7%       88.0%
Commercial Loans                               50,297              77,552           12.1         8.8
Installment Loans (Includes Credit Cards)      56,203              53,322            2.0         2.0
Student Loans                                       0                   0            0.3         0.4
All Other Loans                                     0                   0            0.9         0.8
Unallocated                                    15,632             141,502            N/A         N/A
                                               ------             -------            ---         ---
    Total                                    $838,167            $729,199          100.0%      100.0%
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

    DEPOSITS. The Bank offers a variety of deposit products including checking, passbook, statement savings, money market, NOW accounts, certificates of deposit and jumbo certificates of deposit. Deposits of the Bank are insured up to the limits provided by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1999, the Bank's deposits totalled $169,948,899 consisting of the following:

Demand deposits                                        $29,683,357
NOW and Money Market accounts                            8,048,455
Regular savings                                         58,819,156
Time deposits, $100,000 and over                        28,856,320
Other time deposits                                     44,541,611
                                                      ------------
                                                      $169,948,899
                                                      ============



The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank:

                                                          1999                             1998
                                               --------------------------       ----------------------------
                                                                 Weighted                           Weighted
                                               Average            Average            Average        Average
                                               Balance             Rate              Balance          Rate
                                                    (in thousands)                     (in thousands)

Demand Deposits                                $ 28,273            ---%             $ 23,571          ---%
NOW and Money Market Accounts                     7,721            .98%                7,276          .98%
Regular Savings                                  55,308           2.60%               46,925         2.74%
Time Deposits                                    64,754           4.96%               63,337         5.37%
                                                 ------                               ------
    Total                                      $156,056           3.03%             $141,109         3.38%
                                               ========                             ========

    The Bank has a very stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

FEDERAL FUNDS PURCHASED AND OTHER BORROWED FUNDS. Another source of the Bank's funds for lending at December 31, 1999, consisted of long term borrowings from the Federal Home Loan Bank.

    Other borrowed funds consisted of a $5,000,000 long-term borrowing. The long-term borrowing consisted of various advances with interest rates ranging from 4.83% to 5.07%. The maturities of other borrowed funds are as follows:

    2000      ................................     1,000,000
    2001      ............................                 0
    2002      ................................     1,000,000
    2003      ................................     2,000,000
    2004      ...............................      1,000,000
                                                  ----------
    Total     .................................   $5,000,000
                                                  ==========

ENVIRONMENTAL MATTERS

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

EMPLOYEES

    As of February 29, 2000, the Bank employed 83 persons on a full-time basis. There were also 11 part-time employees.

COMPETITION

    All phases of the Bank's business are highly competitive. The Bank competes actively with local commercial banks as well as other commercial banks with branches in the Bank's market area of southern Erie County, northern Chautauqua County, and northwestern Cattaraugus County, New York. The Bank considers its major competition to be HSBC Bank USA (formerly Marine Midland Bank) and Manufacturers and Traders Trust Company, both headquartered in Buffalo, New York, and Key Bank, N.A., and Fleet National Bank of New York, both headquartered in Albany, New York and also First Niagara Bank (formerly Lockport Savings Bank), headquartered in Lockport, New York. Additional competition includes Charter One Bank, headquartered in Cleveland, Ohio and Citibank, NA, headquartered in Rochester, New York. The Bank is generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

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

    The following table summarizes the interest rate sensitivity analysis for the Bank as of December 31, 1999 for the periods indicated:


                                                   0 to 3               4 to 12             One to Five           Over Five
                                                   Months               Months                 Years                Years
                                                   ------               ------                 -----                -----
                                                                                (in millions)
Interest-sensitivity assets                        $40.6                $20.9                 $74.3                $47.1
Interest-sensitivity liabilities                    43.8                 42.0                  81.3                 11.5
                                                    ----                 ----                  ----                 ----
Interest sensitivity gap                          $(3.2)              $(21.1)                $(7.0)                $35.6
                                                  ======              =======                ======                =====

    The primary assets and liabilities in the one year maturity range are securities, commercial loans and time deposits. As of December 31, 1999, the Bank's cumulative one year gap ratio (rate sensitive assets divided by rate sensitive liabilities) was .72 as compared to .81 at December 31, 1998 and .82 as of December 31, 1997. The Bank has more liabilities than assets repricing over the next twelve months. However, since liabilities tend to reprice less quickly than assets, management believes that earnings will not be significantly impaired should rates rise.

    The following schedule sets forth the maturities of the Bank's time deposits as of December 31, 1999:


                                                                Time Deposit Maturity Schedule
                                                                         (in millions)
                                                      0-3            3-6             6-12           Over
                                                      Mos.            Mos.            Mos.          12 Mos.         Total
Time deposits - $100,000 and over                    $21.0           $2.5            $4.5            $0.8          $28.8
Other time deposits                                    9.1            5.5            21.1             8.8           44.5
                                                       ---            ---            ----             ---           ----
Total time deposits                                  $30.1           $8.0           $25.6            $9.6          $73.3
                                                     =====           ====           =====            ====          =====





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

    The Gramm-Leach-Bliley Act of 1999 modernizes the laws governing the financial services industry whereby the powers of banks and bank holding companies to sell financial products and services are expanded significantly. The Act authorizes operating subsidiaries of national banks to sell financial products without geographic limitation, reforms the Federal Home Loan Bank system to increase access to loan funding, protects banks from certain state insurance regulation considered discriminatory and includes new provision in the area of privacy and customer information.

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

    The Company must give prior notice to the Federal Reserve Board of certain purchases or redemptions of its outstanding equity securities. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those that apply to the Bank. Under guidelines adopted in January 1989, bank holding companies with at least $150 million in assets are required to maintain a ratio of qualifying total capital to weighted risk assets of at least 8% effective December 31, 1993. For bank holding companies with less than $150 million in assets, the above-described ratio will not apply on a consolidated basis, but will apply on a bank-only basis unless (i) the parent holding company is engaged in non-bank activities involving significant leverage, or (ii) the parent holding company has a significant amount of outstanding debt held by the general public. The Federal Reserve Board has the discretionary authority to require higher capital ratios.

    In connection with the risk-based capital framework applicable to bank holding companies described above, the Federal Reserve Board applies a risk-based capital framework for Federal Reserve member banks, such as the Bank. The framework requires banks to maintain minimum capital levels based upon a weighing of their assets according to risk. Since December 31, 1992, Federal Reserve member banks have been required to maintain a ratio of qualifying total capital to risk-weighted assets of a minimum of 8%, and Tier 1 Capital to Assets ratio of 4%. A minimum leverage ratio of 3% is required for banks with the highest regulatory examination ratings and not contemplating or experiencing significant growth or expansion. All other banks are required to maintain a minimum leverage ratio of at least 1-2% above the stated minimum leverage ratio of 3%.

    A comparison of the Bank's capital ratios as of December 31, 1999 and December 31, 1998 with these minimum requirements is presented below:

                                               Bank
                                    -----------------------------
                                                                       Minimum
                                       1999           1998           Requirements
                                       ----           ----           ------------
Total Risk-based Capital              16.6%           16.9%               8%
Tier 1 Risk-based Capital             15.9%           16.3%               4%
Leverage Ratio                        10.1%           10.5%              3-5%

As of December 31, 1999, the Bank met all three capital requirements.

    Management is not aware of any known trends, events, uncertainties, or current regulatory recommendations that will have, or that are reasonably likely, to have a material effect on the Bank's liquidity, capital resources or operations.

MONETARY POLICY

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

    The Bank leases branch offices in North Boston, Hamburg and West Seneca. The 1,280 square foot branch office at 7186 Boston State Road, North Boston, New York is occupied pursuant to a land lease which provides for monthly payments of $1,375 through January 1, 2001, with an option to be renewed for an additional five year term. This lease has been extended through January 1, 2002 and provides for monthly payments of $1,583.33 during the extended period. The 3,000 square foot branch office at 5999 South Park Avenue, Hamburg, New York, is occupied pursuant to a twenty year lease which provides for monthly payments of $5,875 for the first five years through October 31, 2000. Thereafter, monthly payments increase annually from $6,162.50 in Year Six to $7,967.50 in Year Twenty. In September 1999, the Bank relocated its West Seneca branch office to 3864 square feet of space at 938 Union Road, West Seneca, N.Y. 14224, in the Southgate Plaza. In addition the Bank leases 726 square feet for a drive-thru facility. The term of the lease is five years extending through August 31, 2004 with an option provided of an additional five years. Monthly payments during the initial term of the lease are $4250.40 per month for the branch office space and an additional $399.30 per month for the drive-thru facility. Monthly payments during the option period equal $4590.44 and $439.23 respectively.

     The Bank has located a cash dispensing style ATM at Bauer Service Inc. 4298 South Buffalo Road, Orchard Park, N.Y. 14127. There are no lease payments required.


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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

    None.

                                     PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              -------------------------------------------------------------
              MATTERS
              -------

    (a) MARKET. There has never been an organized public trading market for the Company's outstanding Common Stock. The following table represents the highest and lowest per share prices known to management at which the Company's Common Stock has actually been transferred in private transactions during the periods indicated. In each period for which prices are shown, management has price information for the transaction(s). The prices for these transactions do not include any retail markup, markdown or commission.


                            1999                      1998
                           ------                    -----
QUARTER              HIGH          Low         HIGH           LOW
-------              ----                      ----           ---
FIRST               $45.00       $45.00       $40.00        $38.00
SECOND              $46.00       $45.00       $43.00        $40.00
THIRD               $47.00       $46.00       $45.00        $43.00
FOURTH              $47.00       $47.00       $45.00        $45.00


    (b) HOLDERS. As of January 31, 2000, 1,698,950 shares of the Company's Common Stock were outstanding and the number of holders of record of the Common Stock at that date was 1193.


    (c)  DIVIDENDS.

           CASH DIVIDENDS.

                 The Company paid a cash dividend of $.17 per share on March 26, 1998 to holders of record on March 2, 1998.

                 The Company paid a cash dividend of $.20 per share on October 6, 1998 to holders of record on September 22, 1998.

                 The Company paid a cash dividend of $.23 per share on April 1, 1999 to holders of record on February 23, 1999.

                 The Company paid a cash dividend of $.24 per share on October 8, 1999 to holders of record on September 21, 1999.

                 The Company has declared a cash dividend of $.25 per share payable on April 5, 2000 to holders of record on February 15, 2000.

                 The amount, if any, of future dividends will be determined by the Company's Board of Directors and will depend upon the Company's earnings, financial conditions and other factors considered by the Board of Directors to be relevant. Banking regulations limit the amount of dividends that may be paid without prior approval of the Comptroller of the Currency. See Footnote 15 to the Consolidated Financial Statements.

           STOCK DIVIDENDS. There was no stock dividend in 1999 or 1998. On April 29, 1997, the shareholders approved a five for one stock split which was effective May 1, 1997.

    The following table shows consolidated operating and capital ratios for the Company for the last three years:


                                             1999                1998                1997
Return on Average Assets                     1.10%               1.24%               1.19%
Return on Average Equity                    10.72%              11.63%              11.06%
Dividend Payout Ratio                       39.50%              30.84%              28.30%
Equity to Assets Ratio                      10.17%              10.81%              10.95%

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA


SELECTED FINANCIAL INFORMATION



For the Year Ended December 31,                  1999          1998            1997           1996           1995


RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------
Interest Income                             $ 12,554,843   $ 11,851,787   $ 11,072,851    $  9,799,815   $  9,226,500
----------------------------------------------------------------------------------------------------------------------
Interest Expense                               5,043,316      4,946,730      4,588,056       3,912,761      3,418,782
----------------------------------------------------------------------------------------------------------------------
Net Interest Income                            7,511,527      6,905,057      6,484,795       5,887,054      5,807,718
----------------------------------------------------------------------------------------------------------------------
Non-Interest Income                            1,342,918      1,220,194        950,662         930,986        763,054
----------------------------------------------------------------------------------------------------------------------
Non-Interest Expense                           6,050,175      5,196,900      4,849,182       4,555,398      4,228,922
----------------------------------------------------------------------------------------------------------------------
Net Income                                     2,027,270      2,043,351      1,802,275       1,614,642      1,664,783
----------------------------------------------------------------------------------------------------------------------



BALANCE SHEET DATA

----------------------------------------------------------------------------------------------------------------------
Total Assets                                $198,788,383   $174,120,230   $158,542,163    $140,898,057   $125,308,204
----------------------------------------------------------------------------------------------------------------------
Loans - Net                                  116,433,438    110,526,449    101,627,427      92,087,902     75,468,504
----------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses                        838,167        729,199        609,539         546,954        557,961
----------------------------------------------------------------------------------------------------------------------
Securities                                    62,999,678     50,059,972     40,400,374      36,054,324     38,954,494
----------------------------------------------------------------------------------------------------------------------
Total Deposits                               169,948,899    144,083,636    138,391,327     123,461,379    109,020,551
----------------------------------------------------------------------------------------------------------------------
Stockholders' Equity                          18,284,938     18,623,413     17,039,300      15,510,083     14,485,510
----------------------------------------------------------------------------------------------------------------------



PER SHARE DATA

----------------------------------------------------------------------------------------------------------------------
Net Income                                  $       1.19   $       1.20   $       1.06    $       0.95   $       0.97
----------------------------------------------------------------------------------------------------------------------
Cash Dividend                               $        .47   $        .37   $       0.30    $       0.22   $       0.14
----------------------------------------------------------------------------------------------------------------------
Book Value at Year End                      $      10.76   $      10.96   $      10.03    $       9.13   $       8.53
Market Value                                $      47.00   $      45.00   $      38.00    $      27.20*  $      22.00*
----------------------------------------------------------------------------------------------------------------------
Weighted Average Shares                        1,698,523      1,698,612      1,698,950       1,698,950      1,698,950
----------------------------------------------------------------------------------------------------------------------

* Retroactively adjusted for stock dividends and stock splits

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

    This discussion is intended to compare the performance of the Company for the years ended December 31, 1999, 1998 and 1997. The review of the information presented should be read in conjunction with the consolidated financial statements and accompanying notes.

Evans National Bank (the "Bank"), a wholly-owned subsidiary of Evans Bancorp, Inc. (the "Company"), is a nationally chartered bank founded in 1920 which is headquartered in Angola, New York. The Bank's principal business is to provide full banking services to consumer and commercial customers in Erie, Chautauqua and Cattaraugus Counties of Western New York. The Bank serves its market through seven banking offices located in Angola, Derby, Evans, Forestville, Hamburg, North Boston and West Seneca, New York. The Bank's principal source of funding is through deposits which it reinvests in the community in the form of loans and investments. Deposits are insured to the applicable limit by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is regulated by the Office of the Comptroller of the Currency.

     The following discussion of financial conditions and results of operations of the Company and the Bank should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

Net interest income, the difference between interest income and fee income on earning assets, such as loans and securities, and interest expense on deposits, provides the basis for the Bank's results of operations. These results are also impacted by non-interest income, the provision for credit losses, non-interest expense and income taxes. Net income of $2,027,270 or $1.19 per share in 1999 is down slightly compared to net income of $2,043,351 or $1.20 per share for 1998. The startup costs associated with the opening of the Bank's seventh location in West Seneca, NY on February 1, 1999 offset the growth in earnings for the Bank's existing branch system in 1999. This is similar to the decline in income in 1996 when the Bank added the Evans, NY and Hamburg, NY branch offices.

NET INTEREST INCOME

Net interest income, before the provision for credit losses, increased 8.8% from 1998 to 1999, compared to an increase of 6.5% from 1997 to 1998. Average earning assets increased $18.5 million in 1999 versus an increase of $13.6 million in average interest-bearing liabilities. The tax-equivalent yield on earning assets decreased 40 basis points from 8.11% in 1998 to 7.71% in 1999. The cost of funds, however, decreased only 34 basis points, from 4.09% in 1998 to 3.75% in 1999. As a result, the Bank's net interest margin narrowed from 4.52% at December 31, 1998 to 4.43% at December 31, 1999.

     In 1998, the increase in net interest income of 6.5% was due to an increase of $12.4 million in earning assets over 1997. The tax-equivalent yield earned on those assets dropped 20 basis points from the prior year, to 8.11% from 8.31%. The average cost of funds on interest-bearing liabilities decreased only two basis points over that time period, from 4.11% in 1997 to 4.09% in 1998. The volume of interest-bearing liabilities increased 8.3% in 1998 over 1997 or $9.3 million. The Bank's net interest margin narrowed from 4.59% in 1997 to 4.52% in 1998.

     Management believes there are two main factors contributing to the decreasing net interest margin. One factor is the impact of the interest rate policy of the Federal Reserve. In its efforts to keep the economy from overheating and to keep inflation at bay, the Federal Reserve Board decreased short-term interest rates three times for a total of 75 basis points in 1998. These moves immediately led to decreases of the prime rate in the marketplace, impacting the yield earned on most variable rate loans. These moves also impacted the offering rates on new investment securities, which provide a source of income as well as liquidity for the Bank.

Although these rate movements also have an effect on the cost of funds, decreases in the rates paid on most interest-bearing liabilities take longer to have an impact, since many of these funds are in time deposits which remain at the higher rates until maturity.

     The Federal Reserve gave back the 75 basis points in 1999, increasing rates 25 basis points on three occasions beginning in June. These moves led to increases in the prime rate. Interest rates on new securities issues have increased as well. However, much of the Bank's deposit growth traditionally occurs earlier in the year and available funds from these deposits were invested in a less favorable rate environment.

     The second factor is competition. Banks are not only competing with each other for available business, but with other providers of loan and investment products, such as credit unions and insurance companies. A wealth of information is easily obtained by consumers via the Internet, from television and through print media. Competitors exist beyond the geographic trade area and to continue to be successful, banks have increased business volumes by offering higher deposit rates and lower loan rates, looking to other potential sources of income, such as fees and service charges, to increase earnings.

     The Bank constantly monitors its exposure to interest rate risk. The proper management of interest-sensitive funds will help protect the Bank's earnings against extreme changes in interest rates. The Bank's Asset/Liability Management Committee ("ALCO") meets monthly for the purpose of evaluating the Bank's short-range and long-range liquidity position and the potential impact on capital and earnings as a result of sudden changes in interest rates. The Bank has adopted an asset/liability policy that specifies minimum limits for liquidity and capital ratios. Maximum limits have been set for the negative impact acceptable on net interest income and the market value of investments as a result of a shift in interest rates. The asset/liability policy also includes guidelines for investment activities and funds management. At its monthly meeting, the ALCO reviews the Bank's status and formulates its strategy based on current economic conditions, interest rate forecasts, loan demand, deposit volatility and the Bank's earnings objectives.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the amount charged against the Bank's earnings to establish a reserve of allowance sufficient to absorb expected loan losses based on management's evaluation of the loan portfolio. Factors considered include loan concentrations, charge-off history, delinquent loan percentages and general economic conditions. In 1999, the Bank increased the amount charged against earnings for loan losses to $170,000 from $150,000 in 1998. In 1997, $60,000 was charged against earnings for this purpose.

     The following table summarizes the Bank's actual loan losses, total of non-performing loans and total allowance for loan losses for 1999, 1998 and 1997, both in dollars and as a percentage of total loans outstanding:



                                              1999                          1998                          1997
--------------------------------------------------------------------------------------------------------------------
Actual Loan Losses                  $   70,543     0.06%         $   71,458      0.06%         $   46,858      0.05%
--------------------------------------------------------------------------------------------------------------------
Non-Performing Loans                $1,771,625     1.52%         $1,452,000      1.32%         $  987,000      0.96%
--------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses           $  838,167     0.72%         $  729,199      0.66%         $  609,539      0.59%
--------------------------------------------------------------------------------------------------------------------

     In 1999, non-performing loans increased approximately $320,000 over 1998 and were $738,000 over 1997. All of the above loans are well-secured by real estate with no loss anticipated.

     Although actual loan losses were similar over the past two years, the increase in the reserve is warranted based on the increase in the size of the portfolio and the results of the evaluation process described above.

NON-INTEREST INCOME

Total non-interest income increased approximately $123,000 or 10.1% in 1999 over 1998. This compares to an increase of approximately $270,000 from 1997 to 1998. In 1999, the Bank received a full year of benefit from the service charge increases instituted in June 1998. Income from the merchant VISA program, which began in late 1997, more than doubled as did servicing fees on loans sold to the Federal National Mortgage Association ("FNMA"). Other loan-related income increased in 1999. This included prepayment penalties collected on loans and dividends received as a result of the Bank's participation in the New York State Bankers Group Insurance Trust. The Bank also received income from properties it owns as a result of foreclosure.

     Non-interest income for 1999 included approximately $158,000 for an increase in the cash surrender value of life insurance policies held on certain bank officers. This compares to approximately $165,000 in 1998. The 1998 figure included a one-time gain of $97,000 that resulted when the original policies were surrendered due to a change of insurer.

     Gains realized on the sale of assets totaled approximately $16,000 in 1999 versus approximately $66,000 in 1998. In 1999, planned sales of securities resulted in net losses of less than $1,000. In 1998, a gain of $14,513 was realized when one of the Bank's residual bonds was called for redemption. This offset losses of $4,450 on planned sales that year.

     Premiums received on the sale of student loans to the Student Loan Marketing Association (`SLMA") were approximately $6,400. In 1998, gains on sales to SLMA of $43,000 included $28,000 received when the Bank sold the majority of its remaining student loan portfolio to SLMA. About $7,800 in premiums were received on mortgages sold to the Federal National Mortgage Association ("FNMA") in 1999. This compares to $12,800 received in 1998. The Bank has been affiliated with both SLMA and FNMA since 1995. In addition to the sales of loans and securities in 1999, the Bank sold two properties which it owned as a result of foreclosure experiencing a total gain on the sales of $2,700.

NON-INTEREST EXPENSE

In 1999, the ratio of non-interest expense to average assets was 3.24% compared to 3.14% in 1998 and 3.18% in 1997. Non-interest expense categories include those most impacted by branch expansion - salaries, occupancy, advertising, and supplies, among others. Salary and benefit expense increased 14.5% in 1999. Of the $406,606 increase, approximately $214,430 is attributable to staffing the West Seneca office. A full-time position was added in the Loan Division, which also contributed to the increase over the prior year. The remainder of the increase included merit/promotional increases, other additional staffing and expenses related to the Bank's retirement plans. Occupancy expenses increased $146,924 or 19.3%. The cost of leasing the West Seneca facility and related expenditures contributed $100,726 to this increase. Advertising costs were up $42,459 or 36.0%. About 75% of the increase in advertising expense can be attributed to the promotion of the new branch. The remaining 25% of that amount was spent on promoting the Bank's PC and telephone banking services. Approximately $58,000 in increased expense for supplies not only included purchases totaling $20,674 related to the West Seneca, NY branch, but also materials purchased as a result of the Bank's Year 2000 initiative. This included informational material distributed to customers regarding the Bank's readiness for the Year 2000 event, as well as the forms and envelopes used to provide each customer with a bank statement as of December 31, 1999 in addition to their regularly scheduled statement.

     Miscellaneous other expenses increased 22.1% in 1999. These expenses include costs relating to the maintenance of foreclosed properties. The premiums paid for life insurance policies held on certain bank officers and directors are also included in this category. Expenses associated with originating loans, telephone costs, postal costs and correspondent bank service charges also fall under miscellaneous expenses. All of these categories increased in 1999.

TAXES

The provision for income taxes in 1999 of $607,000 reflects an effective tax rate of 23%. This compares to $735,000 or 27% in 1998 and $724,000 or 28% in 1997. The Bank maintains a substantial investment in tax-advantaged municipal bonds which contributes to its favorable tax position. Additionally, the Bank recorded a total of approximately $170,000 in non-taxable income in 1999 due to the increase in the cash surrender value of life insurance policies held on certain bank officers and directors.

FINANCIAL CONDITION

The Bank had total assets of $198.8 million at December 31, 1999, an increase of $24.7 million or 14.1% over $174.1 million at December 31, 1998. Net loans of $116.4 million increased 5.3% or $5.9 million over the previous year. Securities increased $12.9 million or 25.9% and cash and cash equivalents increased $4.7 million or 64.1%. Deposits grew by $25.9 million or 18%. Shareholders' equity, however, decreased approximately $338,000 or 1.8%, due to unrealized losses of $1,185,096 on investment securities held by the Bank. See "Securities and Federal Funds Sold" below.

LOANS

Loans comprised 64.2% of the Bank's total average earning assets in 1999. Actual year-end balances increased 5.3%, slowing somewhat from an increase of 8.8% in 1998 and 10.4% in 1997. The Bank continues to focus its lending on commercial and residential mortgages, commercial loans and home equity loans. Commercial mortgages make up the largest segment of the portfolio at 45.1% of total loans. Residential mortgages comprise 19.6% of the portfolio and commercial loans account for 16.4% of outstanding loans. Sixteen percent are home equity loans.

     At December 31, 1999, the Bank had a loan/deposit ratio of 69.0%. This compares to a loan/deposit ratio of 77.22% at December 31, 1998.

     The Bank currently retains the servicing rights to $8.7 million in long-term mortgages sold to the Federal National Mortgage Association ("FNMA") since becoming a member in 1995. This arrangement allows the Bank to offer long-term mortgages without exposure to the associated interest rate risks, while retaining customer account relationships.

     The Bank continues its contractual arrangement with the Student Loan Marketing Association (`SLMA") whereby SLMA services the Bank's loans to borrowers who are still in school and subsequently purchases those loans. Approximately $873,000 in student loans were sold to SLMA in 1999. Student loans presently make up 0.32% of total loans. In December 1998, the Bank sold $1.2 million in student loans to SLMA, which contributed to a 75% decrease in balances that year. Growth of 2.3% occurred from 1996 to 1997.

SECURITIES AND FEDERAL FUNDS SOLD

Securities and federal funds sold made up the remaining 35.8% of the Bank's total average earning assets at December 31, 1999. Since deposit growth outpaced loan growth during 1999, excess funding was channeled into securities and federal funds sold, providing the Bank with additional sources of liquidity and interest income. At year-end 1999, the portfolio was made up of tax-advantaged municipal bonds, which comprised 52.2% of the portfolio, US government-guaranteed mortgage-backed securities which constituted 24.0% of the portfolio, and US government-sponsored agency bonds of various types, which made up 24.6% of the total. As a member of the Federal Reserve System and as a member of the Federal Home Loan Bank, the Bank is required to hold stock in those entities. These investments made up 1.9% of the portfolio at December 31, 1999.

     As part of its Year 2000 liquidity contingency plan, the Bank maintained higher balances in federal funds sold in 1999. These balances made up 2.1 % of total average earning assets in 1999 compared to 1.00% in 1998.

     The tax-equivalent yield earned on securities and federal funds sold was 6.33% in 1999, down fifteen basis points from the 1998 level of 6.48%. The yield in 1997 was 6.57%. The decline in 1999 is due to the large volume of investments made in the first half of 1999, prior to the increases in market rates that occurred after Federal Reserve Board rate hikes later in the year. Another reason for the decline was the Bank's increased investment in federal funds sold, which yielded 4.94% in 1999 versus 5.51 % in 1998.

     Financial Accounting Standard No. 115 outlines accounting and reporting requirements for investment securities. All securities are designated at the time of purchase as either "held to maturity" or "available for sale". Securities designated as held to maturity are stated on the balance sheet at amortized cost. Those designated as available for sale are reported at fair market value. At December 31, 1999, the Bank had designated $3.4 million of its securities as held to maturity. The majority of these bonds represent the Bank's investment in local municipalities.

     Bonds designated as available for sale totaled $59.6 million, or approximately 95% of the Bank's portfolio. Net unrealized gains and losses on available for sale securities resulted in an unrealized loss of $1.7 million at December 31, 1999. Due to the increases in market rates at the end of 1999, all fixed income bonds held in the portfolio decreased in value. Unrealized gains and losses on available for sale securities are reported, net of taxes, as a separate component of shareholders' equity. At December 31, 1999, the impact to equity was a net unrealized loss of $1.2 million. Actual sales from the portfolio totaled $3,122,225 in 1999 for a net loss of less than $1,000. These sales were negotiated for portfolio restructuring purposes.

DEPOSITS

Total deposits increased $25.9 million or 18% in 1999 over 1998. The Bank was especially successful in attracting additional core deposits. Demand deposits increased 14.8% over the course of the year. Regular savings increased 23.4%. Balances in the tiered rate Premium Savings product introduced in May 1997 continue to grow. Average balances in this product increased from $7.5 million in 1998 to $13.8 million in 1999. At year-end, $17.0 million was on deposit in Premium accounts. NOW account balances increased 6.5% in 1999 over 1998 and time deposits increased 16.5% overall. Growth occurred in time deposits over $100,000 that are generally obtained from local municipalities through the competitive bidding process and from commercial and retail customers looking for the safety of an FDIC-insured deposit. Certificates of less than $100,000 also increased in 1999, after a decline the previous year. Although the Bank's products are priced comparatively to those of other banks in the marketplace, other providers of financial services are also aggressively pursuing available funds, intensifying the level of competition.

     Providing excellent customer service remains a key focus for the Bank. Eas-E Line telephone and personal computer banking was introduced in late 1998 to provide customers with access to their accounts during banking and non-banking hours. The Bank also introduced Eas-E Check in late 1999. This is a debit card that works like a check. With the addition of Eas-E Net Internet Banking in 2000, customers will have the added convenience of bill-paying via personal computer. In 1999, the Bank began a process that will be concluded in 2000 to add two subsidiaries, M&W Agency, Inc., an insurance agency specializing in property and casualty insurance, and Evans Associates, Inc., which will sell mutual funds and annuities.

LIQUIDITY

The Bank seeks to manage its liquidity so that it is able to meet day to day loan demand and deposit fluctuations, while attempting to maximize the amount of net interest income on earning assets. Traditionally, the Bank has utilized its federal funds balances and cash flows from the investment portfolio to fulfill its liquidity requirements. As a member and shareholder of the Federal Home Loan Bank ("FHLB") the Bank also has many borrowing options. The FHLB will make cash advances of various terms at competitive rates to its members. Advances of up to $9.2 million can be drawn on the FHLB, via the Overnight Line of Credit Agreement. An amount equal to 25% of the Bank's total assets could be borrowed through the advance programs under certain qualifying circumstances. As part of the Year 2000 liquidity contingency plan, the Bank obtained a Guaranteed Liquidity Line of $5 million at the FHLB, which was not in use at December 31, 1999. This line will expire March 31, 2000. The Bank also has the ability to purchase up to $4,000,000 in federal funds from one of its correspondents. Borrowing at the Federal Reserve Discount Window is another option for liquidity. At December 31, 1999, the Bank had approximately $7 million in securities in safekeeping at the Federal Reserve Bank that could be used as collateral for discount window borrowing.

     The cash flows from the investment portfolio are laddered to provide funds from principal and interest payments at such times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices to ensure that a sufficient amount of securities is available that could be sold without incurring significant losses. At December 31, 1999, approximately 8% of the Bank's securities had maturities of one year or less and approximately 32% had maturity dates of five years or less. At December 31, 1999 the Bank had net short-term liquidity of $7.9 million as compared to $4.0 million at December 31, 1998. Available assets of $67.3 million less public and purchased funds of $45.2 million resulted in a long-term liquidity ratio of 149% compared to 128% at December 31, 1998.

     Liquidity needs may also be met by aggressively pursuing municipal deposits, which are normally awarded on the basis of competitive bidding. The Bank maintains a sufficient amount of US government and government agency securities and New York State municipal bonds that can be pledged as collateral for these deposits.

INTEREST RATE RISK

Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or reprice at different times or on a different basis. The Bank's ALCO analyzes the gap position on a monthly basis to determine the Bank's exposure to interest rate risk. The gap position is the difference between the total of the Bank's rate-sensitive assets and rate-sensitive liabilities maturing or repricing during a given time frame. A "positive" gap results when more assets than liabilities reprice and a "negative" gap results when more liabilities than assets reprice within a given time period. Because assets historically reprice faster than liabilities, a slightly negative gap position is considered preferable. At December 31, 1999, the Bank was in a negative gap position, with $24.3 million more in rate-sensitive liabilities repricing over the next year than in rate-sensitive assets. The Bank's asset/liability limit, as defined in its asset/liability policy, is a difference of +/-15% of the Bank's total assets, which amounted to +/-$29.8 million at December 31, 1999. The gap ratio (rate-sensitive assets /rate-sensitive liabilities) at that date was 72%.

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

Expected maturity date -
year ended December 31,            2000       2001       2002       2003       2004   There-after   Total   Fair Value

INTEREST-EARNING
ASSETS ($000S)

----------------------------------------------------------------------------------------------------------------------
Loans Receivable, Fixed Rate      10,380      5,693      4,602      4,564      3,202     17,131     45,572    39,996
Average Interest Rate              8.62%      8.48%      8.60%      8.45%      8.30%      8.00%
----------------------------------------------------------------------------------------------------------------------
Loans Receivable, Adj. Rate       22,140      3,498      3,864      3,593      1,819     35,847     70,761    70,761
Average Interest Rate              9.27%      9.24%      9.15%      9.09%      9.15%      8.30%
----------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                 3,450
Average Interest Rate              4.43%
----------------------------------------------------------------------------------------------------------------------
Investments                        8,379      6,390      5,485      6,020      8,295     28,431     63,000    63,000
Average Interest Rate              5.95%      6.52%      6.58%      6.94%      7.00%      7.17%
----------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING
LIABILITIES ($000S)

----------------------------------------------------------------------------------------------------------------------
Deposits                          75,445     19,488     12,876     12,322     11,291      8,843    140,265   140,334
Average Interest Rate              4.73%      3.45%      2.57%      2.48%      2.57%      2.61%
----------------------------------------------------------------------------------------------------------------------
Borrowed Funds                     4,700          0      1,000      2,000      1,000                 8,700     8,700
Average Interest Rate              3.44%      0.00%      4.91%      4.90%      5.07%
----------------------------------------------------------------------------------------------------------------------

     Off-balance sheet financial instruments at December 31, 1999 included $7,064,000 in undisbursed lines of credit at an average interest rate of 10.04%, $2,044,000 in fixed rate loan origination commitments at 11%, $13,489,000 in adjustable rate loan origination commitments at 9.85% and $1,283,000 in adjustable rate letters of credit at an average rate of 10.50%.

MARKET RISK

When rates rise or fall the market value of the Bank's assets and liabilities will increase or decrease. As part of the Bank's asset/liability policy, the Bank has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. The Bank's securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per Financial Accounting Standard No. 115. A limitation of a negative 25% of total capital before FAS 115 (after tax) has been established as the maximum impact to equity that would be acceptable. At year-end, the impact to equity as a result of marking available for sale securities to market was an unrealized loss of $1,185,096. On a quarterly basis, the available for sale portfolio is shocked for immediate rate increases of 100 and 200 basis points. At December 31, 1999, the Bank determined it would take an immediate increase in excess of 200 basis points to eliminate the current capital cushion. The Bank's capital ratios are also reviewed on a quarterly basis. Unrealized gains or losses on available for sale securities are not included in the calculation of these ratios.

CAPITAL EXPENDITURES

The Eas-E Net Internet Banking product is estimated to cost the Bank approximately $82,000 in the year 2000. This product will provide customers with the ability to pay bills via personal computer and will complement Eas-E Line telephone and PC banking which are already operational. Planned software purchases include a Windows upgrade of the Bank's mainframe software and an E-mail program. Miscellaneous equipment is scheduled to be replaced and new equipment will be purchased, which will include additional ATM purchases. Repairs and remodeling totaling approximately $234,500 are also planned at the Bank's various locations. The Bank believes it has a sufficient capital base to support these capital expenditures with current assets and retained earnings.

IMPACT OF INFLATION AND CHANGING PRICES

There will always be economic events, such as the changes in the economic policies of the Federal Reserve Board that will have an impact on the profitability of the Company. Inflation may result in impaired asset growth, reduced earnings and substandard capital ratios. The net interest margin can be adversely impacted by the volatility of interest rates throughout the year. Since these factors are unknown, management attempts to structure the balance sheet and the repricing frequency of its interest-sensitive assets and liabilities to avoid a significant concentration that could result in a material negative impact on earnings.


ITEM 7A.   QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           --------------------------------------------------------

    See discussion under item 7 MDA "Interest Rate Risk and Market Risk"

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS
           ---------------------------------

    See Part IV, Item 14, "Exhibits, List and Reports on Form 8-K"

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURES
           ---------------------

    None.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

    The following table sets forth the names, ages and positions of the Directors and Executive Officers of the Company.



          NAME                       AGE            POSITION
          ----                       ---            --------                  TERM
      NOMINEES FOR DIRECTORS:                                                EXPIRES
      -----------------------                                                -------
    Richard M. Craig                 62         Chairman of Board,             2000
                                                 President, CEO, Director

    LaVerne G. Hall                  62         Director                       2000

    Richard C. Stevenson             91         Director                       2000



       DIRECTORS:
       ----------

      Robert W. Allen                74        Secretary, Director             2002

      William F. Barrett             58        Director                        2002

      Phillip Brothman               61        Director                        2001

      David C. Koch                  64        Director                        2002

      David M. Taylor                49        Director                        2001

      Thomas H. Waring, Jr.          42        Director                        2001


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

         Mr. Craig joined Evans National Bank (the "Bank") in 1987 and has served as President and Director since 1988. In 1989 he was appointed Chief Executive Officer, and was, in January 1999, also elected Chairman of the Board. Previously, he was the Administrative Vice President of M&T Bank.

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

         LOAN COMMITTEE:
         --------------

         William F. Barrett, Chairman  Robert W. Allen          Richard M. Craig
         David C. Koch                 Thomas H. Waring, Jr.

         The Loan Committee met ten times during 1999. Its purpose is to review and approve loans exceeding $300,000 or loans that are non-conventional.

         INVESTMENT COMMITTEE:
         ---------------------

         Richard M. Craig, Chairman   Robert W. Allen      David M. Taylor

         The Investment Committee met once in 1999. The Investment Committee meets a minimum of once a year to review the liquidity of the investment portfolio and discuss investment strategies.

         PLANNING COMMITTEE:
         -------------------

         LaVerne G. Hall, Chairman    William F. Barrett      Richard M. Craig
         David C. Koch                Thomas H. Waring, Jr.

         The Planning Committee met once in 1999. The Planning Committee is responsible for reviewing the strategic plan of the Bank and actions taken to obtain those objectives.

         LOAN REVIEW COMMITTEE:
         ----------------------

         Phillip Brothman, Chairman      Richard M. Craig      LaVerne G. Hall
         David M. Taylor

         The Loan Review Committee met four times during 1999. Its purpose is to insure the Bank's provision and reserve for credit losses are adequate. The Loan Review Committee meets quarterly with the Bank's Loan Review Officer, who independently conducts the loan review. As a result of her recommendations, loans are graded based upon payment history, credit strength of borrower and other factors. This information is then aggregated to determine the overall adequacy of the credit loss reserve.

         AUDIT COMMITTEE:
         ----------------

         Phillip Brothman, Chairman      Richard M. Craig       David C. Koch
         David M. Taylor

         The Audit Committee met four times in 1999. The members of the Audit Committee receive from the internal auditor a quarterly report which describes findings for the prior quarter. The function of the Audit Committee is to insure that the Bank's activities are being conducted in accordance with law, banking rules and regulations, other regulatory and supervisory authorities, and the Bank's internal policies. In addition, the Audit Committee recommends to the Board of Directors the services of a reputable certified public accounting firm. The Committee receives and reviews the reports of the certified public accounting firm and presents them to the Board of Directors with comments and recommendations.

         INSURANCE COMMITTEE:
         --------------------

         William F. Barrett, Chairman      Robert W. Allen     Richard M. Craig
         Richard C. Stevenson

         It was deemed unnecessary for the Insurance Committee to meet in 1999. Based on an earlier committee decision, all policy maturity dates were changed to renew in the month of June, and it was determined that it would be more appropriate to meet during the year 2000 to coincide with new maturity dates. This committee reviews the coverage of insurance policies of the Bank and monitors costs.

         HUMAN RESOURCE COMMITTEE:
         ------------------------

         LaVerne G. Hall, Chairman      William F. Barrett  Phillip Brothman
         Richard M. Craig               David C. Koch       Richard C. Stevenson
         Thomas H. Waring, Jr.

         The Human Resource Committee met twice during 1999. Its purpose is to review management's recommendation as it relates to job classification, salary ranges and annual merit increases. The committee also reviews fringe benefits. The Human Resource Committee also establishes the compensation of the Executive Officers of the Company. See "Human Resource Committee Report on Executive Compensation".

         The Board of Directors of the Company met twelve times during 1999. Each incumbent director of the Company attended at least 75% of the aggregate of all the meetings of the Board of Directors and the Committees of which they were members.

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

         Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during 1999 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with by such persons.

ITEM 11.          EXECUTIVE COMPENSATION
                  ----------------------

         There is shown below information concerning the annual and long-term compensation for service in all capacities to the Company for the years 1999, 1998 and 1997 of the Chief Executive Officer, the Senior Vice President of Administration, and the Senior Vice President of the Loan Division. No other executive officer earned in excess of $100,000.


                                                      SUMMARY COMPENSATION TABLE
                                                                                                        LONG-TERM
                                          ANNUAL COMPENSATION                                         COMPENSATION
                               ==========================================     =============================================
                                                                                 AWARDS          PAYOUTS
NAME OF                                                                           STOCK           LONG-
AND                                                                              OPTION            TERM         ALL OTHER
PRINCIPAL              YEAR        SALARY        BONUS          OTHER           (SHARES)        INCENTIVE      COMPENSATION
                       ----        ------        -----          -----           --------                       ------------
POSITION                                                         (1)                             PAYOUTS
--------                                                         ---                             -------
Richard M.             1999       $169,769         $15,000         $3,395          -0-             -0-             -0-
Craig                  1998       $160,308         $20,000         $3,206          -0-             -0-             -0-
President &            1997       $151,308         $14,013         $3,026          -0-             -0-             -0-
CEO

James Tilley           1999       $115,820         $10,500         $2,316          -0-             -0-             -0-
Senior Vice            1998       $109,335         $14,000         $2,187          -0-             -0-             -0-
President              1997       $103,059          $9,991         $2,061          -0-             -0-             -0-

William R.             1999       $109,614         $10,500         $2,192          -0-             -0-             -0-
Glass                  1998       $102,945         $14,000         $2,059          -0-             -0-             -0-
Senior Vice            1997        $96,630          $9,868         $1,933          -0-             -0-             -0-
President


--------------


(1) Includes the Bank's contribution to the Employee Savings Plan made for the benefit of Mr. Craig of $3,395 in 1999, $3,206 in 1998, and $3,026
         in 1997; for the benefit of Mr. Tilley of $2,316 in 1999, $2,187 in 1998, and $2,061 in 1997; and for the benefit of Mr. Glass of $2,192 in 1999, $2,059 in 1998, and $1,933 in 1997. See "EMPLOYEE SAVINGS PLAN".
         Does not include personal benefits which did not exceed 10% of Mr. Craig's, Mr. Tilley's, or Mr. Glass' salary and bonus in any year.



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

PENSION PLAN
------------

         The Bank maintains a defined benefit pension plan for all eligible employees. An employee becomes vested in a pension benefit after five years of service. Upon retirement at age 65, vested participants are entitled to receive a monthly benefit. Prior to a May 1, 1994 amendment to the plan, the monthly benefit under the pension plan was 3% of average monthly compensation multiplied by years of service up to a maximum of fifteen years of service. In 1994, the pension plan was amended to change the benefit to 1% of average monthly compensation multiplied by years of service up to a maximum of thirty years of service. However, the benefits already accrued by employees prior to this amendment were not reduced by the amendment. Mr. Craig, Mr. Tilley, and Mr. Glass are participants in the pension plan, and as of December 31, 1999, Mr. Craig had eleven years of credited service and his average monthly compensation under the plan was $14,052 ; Mr. Tilley had ten years of credited service and his average monthly compensation under the plan was $9,491; and Mr. Glass had six years of credited service and his average monthly compensation under the plan was $8,977.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

         In 1995, the Bank entered into non-qualified Supplemental Executive Retirement Plans ("SERP's") with both Mr. Craig and Mr. Tilley to provide retirement benefits to supplement their benefits under the Bank's pension plan and replace the benefits reduced by the 1994 amendment to the Pension Plan. See "PENSION PLAN". In 1998, Mr. Craig's SERP was amended and the benefits increased. In 1999, the Bank amended Mr. Tilley's agreement, and also entered into an agreement with Mr. Glass. Under the SERP's, as amended, Mr. Craig, Mr. Tilley, and Mr. Glass are entitled to additional annual pension payments of $92,766, $66,943, and $30,000, respectively, for 20 years after retirement at age 65, unless their employment is terminated earlier. The SERP's also provide death benefits in the same annual amounts in the event the executive dies prior to age 65, which are payable over 10 years. The Bank has purchased a life insurance policy on both Mr. Craig and Mr. Tilley to assist in funding its obligations under the SERP's.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  -----------------------------------------------

The following table sets forth, as of January 31, 2000, the number (rounded to the nearest whole share) of outstanding shares of Common Stock beneficially owned by (i) each shareholder known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) all directors and nominees of the Company individually, and (iii) by all executive officers and directors as a group:

                                          Nature and Amount of      Percent of
Name                                      Beneficial Ownership         Class
----                                      --------------------         -----
Robert W. Allen (1)                              30,143                1.8%
William F. Barrett (2)                          161,345                9.5%
Phillip Brothman (3)                             23,544                1.4%
Richard M. Craig (4)                              8,206                 .5%
LaVerne G. Hall (5)                              51,380                3.0%
David C. Koch (6)                                26,035                1.5%
Richard C. Stevenson (7)                         55,435                3.3%
David M. Taylor (8)                               4,290                 .3%
Thomas H. Waring, Jr.                               514                0.03%
Directors and Officers as a Group               362,720               21.3%
(11 persons)
(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)


(1)      Includes 2,793 shares owned by Mr. Allen's wife.

(2) Includes 12,850 shares owned by Mr. Barrett's wife, 30,940 shares owned jointly by Mr. Barrett and his wife and 6,345 shares held for Mr. Barrett's son, as to which he disclaims beneficial ownership.

(3) Includes 1,495 shares owned by Mr. Brothman's wife and 2,732 shares held by a pension plan of which Mr. Brothman is a trustee and a participant.

(4) Includes 5,470 shares owned jointly by Mr. Craig and his wife and 170 shares owned by Mr. Craig's daughter, as to which he disclaims beneficial ownership.

(5)      Includes 20,230 shares owned by Mr. Hall's wife.

(6) Includes 1,485 shares owned jointly by Mr. Koch and his wife, and 775 shares owned by Mr. Koch's son, as to which he disclaims beneficial ownership.

(7) Includes 3,669 shares owned by Mr. Stevenson's wife, and also 12,635 shares held by Mr. Stevenson as executor for the Estate of Evelyn Simonsen and 1,060 shares held in a trust for F. Evelyn Beardsley as to which he disclaims beneficial ownership.

(8)      Includes 300 shares owned jointly by Mr. Taylor and his wife.

(9) Includes 441 shares owned by Mr. James Tilley, Assistant Secretary of Evans Bancorp, Inc., 10 shares held by Mr. Tilley in trust for his grandson, and 77 shares owned jointly by Mr. Tilley and his mother.

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

                                            PART IV

ITEM 14.          EXHIBITS, LIST AND REPORTS ON FORM 8-K
                  --------------------------------------

         The following financial statements and independent auditors' report thereon are included herein or are incorporated by reference are included from 1999 Annual Report to Shareholders pages 40 through 73 in response to Part II,
Item 7.

(a) Documents filed as a part of this Report:

           None

(b) Documents Incorporated by Reference:

1.  CONSOLIDATED FINANCIAL STATEMENTS.

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

3.  EXHIBITS

    Exhibit                                                                    Page
       No                  Name                                                 No.
    --------               ----                                                ---
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

     10.4                  Specimen 1984 Director Deferred Compensation
                           Agreement (2)                                        n/a

    10.5                   Specimen 1989 Director Deferred Compensation
                           Agreement (2)                                        n/a

    10.6                   Summary of Provisions of Director Deferred
                           Compensation Agreements (2) n/a

    10.7                   Evans National Bank Supplemental Executive           n/a
                           Retirement Plan for Richard M. Craig dated
                           February 16, 1999 (7)

    10.8                   Evans National Bank Supplemental Executive           n/a
                           Retirement Plan for James Tilley dated
                           February 16, 1999 (7)

    10.9                   Evans National Bank Supplemental Executive           n/a
                           Retirement Plan for William R. Glass dated
                           February 16, 1999 (7)

    13.1                   1999 Annual Report to Shareholders (9)

    21.1                   Subsidiaries of the Registrant (6)                   n/a

    27                     Financial Data Schedule (9)

    99                     Press Release (8)                                    n/a


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

(7) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1998 (File No. 0-18539) and incorporated herein by reference.

(8) Filed as an Exhibit to the Company's Form 10-Q for the quarter ended September 30, 1999 (File No. 0-18539) and incorporated herein by reference.

(9)      Filed herewith.

(b)  REPORTS ON FORM 8-K.

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, EVANS BANCORP, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        EVANS BANCORP, INC.


                                        By:/s/  Richard M. Craig
                                          -----------------------
                                           Richard M. Craig,
                                           Chairman

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:



    Signature                          Title                              Date
----------------------            --------------                       ----------------
                                    Chairman
/s/ Richard M. Craig                President                          March 28, 2000
-----------------------
Richard M. Craig                    (Chief Executive
                                    Officer), Principal
                                    Accounting Officer and
                                    Director

/s/ James Tilley                    Assistant Secretary                March 28, 2000
-----------------------
James Tilley

/s/ William R. Glass                Treasurer                          March 28, 2000
-----------------------

William R. Glass

/s/ Robert W. Allen                 Director                           March 28, 2000
-----------------------
Robert W. Allen

/s/ Laverne G. Hall                 Director                           March 28, 2000
-----------------------
Laverne G. Hall

/s/ Phillip Brothman                Director                           March 28, 2000
-----------------------
Phillip Brothman

/s/ David M. Taylor                 Director                           March 28, 2000
-----------------------
David M. Taylor

/s/ David C. Koch                   Director                           March 28, 2000
-----------------------
David C. Koch
