Form 10-Q
period 2000-03-31
EVANS BANCORP INC
filed 2000-05-09
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended    March 31, 2000
                                    -----------------

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

Common Stock, $.50 Par Value--1,696,050 shares as of March 31, 2000

                                      INDEX


                       EVANS BANCORP, INC. AND SUBSIDIARY
                                                                         PAGE

PART 1.   FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated balance sheets--March 31, 2000 and
             December 31, 1999                                             1

             Consolidated statements of income--Three months
             ended March 31, 2000 and 1999                                 2

             Consolidated statements of cash flows--Three months
             ended March 31, 2000 and 1999                                 3

             Notes to consolidated financial statements--
             March 31, 2000 and 1999                                       5

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           6

Item 3.      Quantative and Qualitative Disclosures About Market Risks     7


PART II.  OTHER INFORMATION                                                8


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



  PART I - FINANCIAL INFORMATION                                                                                             PAGE 1
  ITEM I - FINANCIAL STATEMENTS


                                                 EVANS BANCORP, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                                March 31, 2000 and December 31, 1999
                                                             (Unaudited)

                                                                                                March 31,              December 31,
                  ASSETS                                                                          2000                     1999
                                                                                             -------------            -------------

  Cash and due from banks                                                                    $   5,916,663            $   8,528,778
  Federal Funds sold                                                                               250,000                3,450,000
  Securities:
    Classified as available-for-sale, at fair value                                             68,317,372               59,550,786
    Classified as held-to-maturity, at amortized cost                                            4,030,350                3,448,892
  Loans, net                                                                                   122,016,612              116,433,438
  Properties and equipment, net                                                                  3,775,019                3,834,496
  Other assets                                                                                   3,852,199                3,541,993
                                                                                             -------------            -------------

  TOTAL ASSETS                                                                               $ 208,158,215            $ 198,788,383
                                                                                             =============            =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Demand                                                                                   $  31,522,718            $  29,683,357
    NOW and money market accounts                                                                7,578,163                8,048,455
    Regular savings                                                                             61,759,167               58,819,156
    Time Deposits, $100,000 and over                                                            31,806,174               28,856,320
    Other time accounts                                                                         45,684,467               44,541,611
                                                                                             -------------            -------------

                                                                                               178,350,689              169,948,899
  Other Borrowed Funds                                                                           5,000,000                5,000,000
  Dividend Payable                                                                                 424,738
  Other liabilities                                                                              6,110,082                5,554,546
                                                                                             -------------            -------------

  TOTAL LIABILITIES                                                                            189,885,509              180,503,445
                                                                                             -------------            -------------



STOCKHOLDERS' EQUITY
  Common Stock, $.50 par value 10,000,000 shares authorized;
   1,698,950 shares issued                                                                         849,475                  849,475
  Capital surplus                                                                               10,990,720               10,990,720
  Retained earnings                                                                              7,748,422                7,629,839
  Accumulated other comprehensive loss income (net of tax)                                      (1,179,611)              (1,185,096)
                                                                                             -------------            -------------
                                                                                                18,409,006               18,284,938
  Less: Treasury stock, at cost (2,900 shares)                                                    (136,300)                       0
                                                                                             -------------            -------------
     Total stockholders' equity                                                                 18,272,706               18,284,938


  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 208,158,215            $ 198,788,383
                                                                                             =============            =============


See Notes to Consolidated Financial Statements



  PART I - FINANCIAL INFORMATION                                                                                            PAGE 2
  ITEM I - FINANCIAL STATEMENTS

                                                 EVANS BANCORP, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                         For the Three Months ended March 31, 2000 and 1999
                                                             (Unaudited)
                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                               2000                         1999
                                                                                            -----------                  -----------
INTEREST INCOME
  Loans                                                                                     $ 2,531,066                  $ 2,328,626
  Federal funds sold                                                                             54,238                       39,211
  Securities:
    Taxable                                                                                     629,273                      354,481
    Non-taxable                                                                                 384,271                      295,404
                                                                                            -----------                  -----------

  Total Interest Income                                                                       3,598,848                    3,017,722

INTEREST EXPENSE
  Interest on Deposits                                                                        1,398,196                    1,120,084
  Short Term Borrowing                                                                           98,396                       83,875
                                                                                            -----------                  -----------
NET INTEREST INCOME                                                                           2,102,256                    1,813,763

PROVISION FOR LOAN LOSSES                                                                        60,000                       35,000
                                                                                            -----------                  -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                                   2,042,256                    1,778,763
                                                                                            -----------                  -----------

NON-INTEREST INCOME:
  Service charges                                                                               192,825                      177,321
  Other                                                                                         201,714                      137,021
  Securities (Losses)gains                                                                       (8,838)                       1,064
                                                                                            -----------                  -----------
  Total Non-interest Income                                                                     385,701                      315,406
                                                                                            -----------                  -----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                                                874,614                      739,620
  Occupancy                                                                                     237,917                      215,782
  Supplies                                                                                       47,940                       33,108
  Repairs and maintenance                                                                        58,126                       53,969
  Advertising and public relations                                                               29,540                       46,667
  Professional services                                                                          68,780                       63,142
  FDIC assessments                                                                                8,224                        4,212
  Other                                                                                         359,495                      262,014
                                                                                            -----------                  -----------

  Total Non-interest Expense                                                                  1,684,636                    1,418,514
                                                                                            -----------                  -----------

           Income before income taxes                                                           743,321                      675,655
                                                                                            -----------                  -----------

INCOME TAXES                                                                                    200,000                      181,200
                                                                                            -----------                  -----------

NET INCOME                                                                                  $   543,321                  $   494,455
                                                                                            ===========                  ===========

NET INCOME PER COMMON SHARE-BASIC                                                           $      0.32                  $      0.29
                                                                                            ===========                  ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                      1,697,850                    1,695,179
                                                                                            ===========                  ===========


See Notes to Consolidated Financial Statements


  PART I - FINANCIAL INFORMATION                                                                                             PAGE 3
  ITEM I - FINANCIAL STATEMENTS


                                                 EVANS BANCORP, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the Three Months Ended March 31, 2000 and 1999
                                                             (Unaudited)
                                                                                                       Three Months Ended
                                                                                                             March 31,
                                                                                                   2000                    1999
                                                                                                ------------            ------------
OPERATING ACTIVITIES
  Interest received                                                                            $  3,396,533            $  2,853,510
  Fees and commissions received                                                                     351,917                 300,172
  Interest paid                                                                                  (1,443,261)             (1,231,916)
  Cash paid to suppliers and employees                                                           (1,730,109)             (1,559,382)
  Income taxes paid                                                                                 (66,500)                 (5,000)
                                                                                               ------------            ------------

           Net cash provided by operating
             activities                                                                             508,580                 357,384
                                                                                               ------------            ------------


INVESTING ACTIVITIES
  Available for sale securities
     Purchases                                                                                   (9,800,895)             (6,056,445)
     Proceeds from sales                                                                            552,214               2,842,567
     Proceeds from maturities                                                                       480,009               2,142,991
  Held to maturity securities
     Purchases                                                                                     (691,622)                (97,640)
     Proceeds from maturities                                                                       110,165               1,058,841
  Additions to properties and equipment                                                             (73,300)                (52,084)
  Investment Unconsolidated Subsidiary                                                              (10,500)                      0
  (Increase)Decrease in loans, net of repayments                                                 (5,764,836)                360,280
  Proceeds from sales of loans                                                                      122,141               1,686,333
                                                                                               ------------            ------------

           Net cash (used in)provided by investing activities                                   (15,076,624)              1,884,843
                                                                                               ------------            ------------


FINANCING ACTIVITIES
  Increase in deposits                                                                            8,401,790               8,795,261
  Purchase of Treasury Stock                                                                       (136,300)                (48,015)
  Purchase(Repayment) of Short Term Borrowing                                                       490,439              (3,191,969)
  Dividends Paid                                                                                          0                (390,448)
                                                                                               ------------            ------------

           Net cash provided by financing
             activities                                                                           8,755,929               5,164,829
                                                                                               ------------            ------------


Net (decrease)increase in cash and cash
  equivalents                                                                                    (5,812,115)              7,407,056

Cash and cash equivalents, January 1                                                             11,978,778               7,300,780
                                                                                               ------------            ------------

Cash and cash equivalents, March 31                                                            $  6,166,663            $ 14,707,836
                                                                                               ============            ============



See Notes to Consolidated Financial Statements



  PART I - FINANCIAL INFORMATION                                                                                            PAGE 4
  ITEM I - FINANCIAL STATEMENTS



                                                 EVANS BANCORP, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the Three Months Ended March 31, 2000 and 1999
                                                             (Unaudited)
                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                    2000                   1999
                                                                                                -----------             -----------

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                                    $   543,321             $   494,455
                                                                                                -----------             -----------

  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                                   154,352                 158,455
    Provision for loan losses                                                                        60,000                  35,000
    Loss(Gain) on sale of assets                                                                      8,359                  (5,447)
    Increase(Decrease) in accrued interest payable                                                   53,331                 (27,956)
    Increase in accrued interest receivable                                                        (213,406)               (192,261)
    (Decrease)Increase in other liabilities                                                         (12,815)                140,909
    Increase in other assets                                                                        (84,562)               (245,771)
                                                                                                -----------             -----------

  Total adjustments                                                                                 (34,741)               (137,071)
                                                                                                -----------             -----------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                                            $   508,580             $   357,384
                                                                                                ===========             ===========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:


Net unrealized (loss)gain on available for sale securities                                      ($1,734,721)            $   339,758
                                                                                                ===========             ===========










See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION                                           PAGE 5
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 AND 1999
                                   (UNAUDITED)

1.      GENERAL

        The accounting and reporting policies followed by Evans Bancorp, Inc., a bank holding company, and its subsidiary, Evans National Bank, in the preparation of the accompanying interim financial statements conform with generally accepted accounting principles and with general practice within the banking industry.

        The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

        The results of operations for the three month period ending March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

PART I - FINANCIAL INFORMATION                                           PAGE 6
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS



MATERIAL CHANGES IN FINANCIAL CONDITION

        Total deposits increased 5.0% in the first quarter of 2000 versus an increase of 6.1% over the first three months of 1999. Tax collections in local municipalities traditionally contribute to significant increases in the total deposits in the first quarter. Time Deposits over $100,000 have increased 10.2%, as municipalities have placed funds in short-term time deposits since December 31, 1999 and Regular Savings Deposits have increased 5.0%. Deposit increases of 6.4%, also reflect the expansion of the Bank's trade area to include West Seneca, NY since opening a new branch in February, 1999.

        Total net loans outstanding increased 4.8% over the first three months of 2000 which compares to a decrease of 1.9% over the first quarter of 1999. Growth was concentrated primarily in commercial mortgages approximately ($1.5 million) and home equity loans approximately ($1.0 million).

        Total commercial loans outstanding at March 31, 2000 year-to-date increased approximately $10.1 million over the amount outstanding at March 31, 1999 year-to-date and consumer loans increased approximately $3.6 million during that period. This growth was concentrated primarily in commercial mortgages approximately ($6.5 million), new and increased usage on commercial lines of credit approximately ($2.8 million) and home equity loans approximately ($4.2 million).

        The securities portfolio increased 14.8% over the first three months of 2000 versus a decrease of .5% which occurred over the first three months of 1999. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts.

        On February 15, 2000 the Bank entered into an agreement with O'Keefe Shaw & Co.,Inc. establishing ENB Associates Inc., a wholly owned subsidiary of Evans National Bank. Beginning March 11, 2000 ENB Associates Inc. began the activity of providing non-deposit investment products such as annuities and mutual funds. As of March 31, 2000 ENB Associates Inc. assets totaled $67,532.19.

        The annualized return on average assets at March 31, 2000 was 1.07% versus 1.10% at December 31, 1999. The return on average equity at March 31, 2000 was 11.20% versus 10.72% at December 31, 1999. The capital to assets ratio of 9.73% at March 31, 2000 compares to 10.17% at December 31, 1999. Total assets have increased approximately $9.4 million or 4.7% since December 31, 1999.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS

        Net interest income for the quarter ending March 31, 2000 increased 15.9% over the first quarter of 1999. Interest income increased 19.3%. Interest income on federal funds sold increased 38.3%. Interest paid on deposits increased 24.8%. The cost of short-term borrowing was substantially higher due to the increased use of the Bank's funding options as a member of the Federal Home Loan Bank. The Bank's year-to-date net interest margin at March 31, 2000 was 4.52% as compared to 4.55% at March 31, 1999.

        The year-to-date yield on average earning assets increased to 7.90% at March 31, 2000 from 7.78% at March 31, 1999. The yield on loans has increased to 8.58% from 8.52% over that time period and the tax-equivalent yield on federal funds sold and investments has increased to 6.82% from 6.51%. Comparatively, the year-to-date cost of funds on interest- bearing balances increased from 3.81% at March 31, 1999 to 3.94% at March 31, 2000. This increase reflects a change in the mix of interest-bearing deposits. A shift from passbook saving accounts to the higher interest bearing premium savings accounts reflects an increase in the mix of premium accounts from 7.96% at March 31, 1999 to 11.42% at March 31, 2000.

        The year-to-date provision for loan losses was $60,000 through March 31, 2000 versus $35,000 through the first quarter of 1999. Management has increased the amount set aside for potential loan losses due to the substantial increase in the volume of the portfolio experienced over the past two years. Management believes that the credit quality of the portfolio remains high.

        Non-interest expenses increased 18.8% for the quarter ending March 31, 2000 over the quarter ending March 31, 1999. This compares to an increase of 13.8% in the first quarter of 1999 over the first quarter of 1998. All expense categories were impacted by the branch expansion into West Seneca. Annual salary adjustments and an increase in the number of full-time equivalent employees from 85 at March 31, 1999 to 87 at March 31, 2000 contributed to the 18.3% increase in salary and benefit expense. Supplies are up 44.8% over the same time period in 1999 due in part to the new debit card program . Advertising and public relations have decreased 36.7% for the quarter ending March 31, 2000 compared to an increase of 72.8% over the quarter ending March 31, 1999 compared to 1998 which was related to the branch expansion cost. FDIC assessments have increased 95.3% due to assessment rates increased as of January 1, 2000. Miscellaneous other expenses increased 37.2% for the first quarter of 2000 compared to the first quarter of 1999.


        Net income for the first quarter of $543,321 reflects an increase of 9.9% over the first quarter of 1999. The increase was in line with projections and growth due to the branch expansion. The effective combined tax rate for the first three months of 2000 and for the first three months of 1999 was 27%. The 27% for 2000 and 1999 demonstrates the impact of increasing the Bank's investment in tax-advantaged municipal bonds and the benefit realized from a favorable deferred tax position.


ITEM 3 - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company does not hold investments in instruments (ie: such as derivative financial or commodity instruments) that are considered to be subject of any market risk.

        The Company realizes income principally from the interest earned on loans and investments. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rate volatility.

                                                                          PAGE 8
PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings - None to report

ITEM 2.           Changes in Securities - None to report

ITEM 3.           Defaults upon Senior Securities - None to report

ITEM 4.           Submission of Matters To a Vote of Security Holders

                  The 2000 Annual Shareholders meeting of the Registrant was held on April 18, 2000. At the meeting, Richard M. Craig, LaVerne G. Hall and Richard C. Stevenson were reelected as directors for a term of three (3) years. The following votes were cast for the nominees:


                                               FOR                   WITHHELD

                  Richard M. Craig             1,280,353             16,198
                  LaVerne G. Hall              1,277,877             18,680
                  Richard C. Stevenson         1,204,770             91,787


                  The following directors also continue their terms of office:

                  Robert W. Allen
                  William F. Barrett
                  David C. Koch
                  David M. Taylor
                  Phillip Brothman
                  Thomas H. Waring, Jr.



ITEM 5.         Other Information:

                A cash dividend of $.25 per share was paid on April 5, 2000 to holders of record on February 15, 2000. A total of $424,738 was paid on 1,698,950 shares.

                In October of 1999, the Company announced that it had entered into a letter of intent to acquire the business and assets of M&W Group, Inc., an insurance agency headquartered in Silver Creek, New York. That transaction is expected to close within the second quarter of 2000.




ITEM 6.         Exhibits and Reports on form 8-K - None to report

                The following Exhibits are filed as part of this Report:

                Exhibit No.          Description                         Page

                   10.1         Investment Service Agreement              10
                                between O'Keefe Shaw & Co.,Inc. and
                                ENB Associates Inc.

                    27          Financial Data Schedule                   26

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                     Evans Bancorp, Inc.




DATE
May  8, 2000                               /s/Richard M. Craig
                                          Richard M. Craig
                                          President and Chief Executive Officer



DATE
May  8, 2000                              /s/James Tilley
                                          James Tilley
                                          Senior Vice President