Form 10-Q
period 2000-06-30
EVANS BANCORP INC
filed 2000-08-09
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended    June 30, 2000
                                    ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

                         Commission file number   0-18539
                                               -------------

                               EVANS BANCORP, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                        16-1332767
  -------------------------------                        ---------------
 (State of other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                 14-16 North Main Street, Angola, New York 14006
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 549-1000
                -------------------------------------------------
                           (Issuer's telephone number)

                                 Not applicable
                -------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

Common Stock, $.50 Par Value--1,698,484 shares as of June 30, 2000

                                      INDEX

                       EVANS BANCORP, INC. AND SUBSIDIARY
                                                                          PAGE

PART 1.   FINANCIAL INFORMATION
-------------------------------

Item 1.    Financial Statements (Unaudited)

           Consolidated balance sheets--June 30, 2000 and
           December 31, 1999                                                1

           Consolidated statements of income--Three months
           ended June 30, 2000 and 1999                                     2

           Consolidated statements of income--Six months
           ended June 30, 2000 and 1999                                     3

           Consolidated statements of cash flows--Six months
           ended June 30, 2000 and 1999                                     4

           Notes to consolidated financial statements--
           June 30, 2000 and 1999                                           6

Item 2.    Management's Discussion and Analysis of Financial

           Condition and Results of Operations                              7

Item 3.    Quantative and Qualitative Disclosures About Market Risks        8


PART II.  OTHER INFORMATION                                                 9
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



     PART I - FINANCIAL INFORMATION                                                                                        PAGE 1
     ITEM I - FINANCIAL STATEMENTS


                                      EVANS BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                                     June 30, 2000 and December 31, 1999
                                                 (Unaudited)

                                                                                               June 30,           December 31,
              ASSETS                                                                             2000                 1999
                                                                                          -------------------  -------------------

     Cash and due from banks                                                                    $  7,755,036         $  8,528,778
     Federal Funds sold                                                                            3,550,000            3,450,000
     Securities:
        Classified as available-for-sale, at fair value                                           67,398,387           59,550,786
        Classified as held-to-maturity, at amortized cost                                          3,551,855            3,448,892
     Loans, net                                                                                  120,884,484          116,433,438
     Properties and equipment, net                                                                 3,727,635            3,834,496
     Other assets                                                                                  4,127,380            3,541,993
                                                                                          -------------------  -------------------

        TOTAL ASSETS                                                                            $210,994,777         $198,788,383
                                                                                          ===================  ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
        Demand                                                                                  $ 34,856,615         $ 29,683,357
        NOW and money market accounts                                                              9,675,126            8,048,455
        Regular savings                                                                           60,908,274           58,819,156
        Time Deposits, $100,000 and over                                                          30,250,280           28,856,320
        Other time accounts                                                                       46,676,381           44,541,611
                                                                                          -------------------  -------------------

                                                                                                 182,366,676          169,948,899

     Other Borrowed Funds                                                                          5,000,000            5,000,000
     Other liabilities                                                                             4,514,995            5,554,546
                                                                                          -------------------  -------------------

     TOTAL LIABILITIES                                                                           191,881,671          180,503,445
                                                                                          -------------------  -------------------



STOCKHOLDERS' EQUITY
     Common Stock, $.50 par value; 10,000,000 shares authorized;
     1,698,950 shares issued                                                                         849,475              849,475
     Capital surplus                                                                              10,990,720           10,990,720
     Retained earnings                                                                             8,383,554            7,629,839
     Accumulated other comprehensive (loss) income (net of tax)                                   (1,088,741)          (1,185,096)
                                                                                          -------------------  -------------------
                                                                                                  19,135,008           18,284,938
     Less: Treasury Stock, at cost (466 shares)                                                      (21,902)                   0
                                                                                          -------------------  -------------------
     Total Stockholders' equity                                                                   19,113,106           18,284,938

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $210,994,777         $198,788,383
                                                                                          ===================  ===================



See Notes to Consolidated Financial Statements.



     PART I - FINANCIAL INFORMATION                                                                                        PAGE 2
     ITEM I - FINANCIAL STATEMENTS

                                      EVANS BANCORP, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF INCOME
                              For the Three Months ended June 30, 2000 and 1999
                                                 (Unaudited)

                                                                                                    Three Months Ended
                                                                                                         June 30,
                                                                                                 2000                 1999
                                                                                          -------------------  -------------------
INTEREST INCOME
     Loans                                                                                        $2,650,423           $2,332,930
     Federal funds sold                                                                               26,111               54,107
     Securities:
         Taxable                                                                                     689,105              423,054
         Non-taxable                                                                                 388,449              311,934
                                                                                          -------------------  -------------------

     Total Interest Income                                                                         3,754,088            3,122,025

INTEREST EXPENSE
     Interest on Deposits                                                                          1,469,410            1,151,710
     Short Term Borrowing                                                                            109,420               74,361
                                                                                          -------------------  -------------------
NET INTEREST INCOME                                                                                2,175,258            1,895,954

PROVISION FOR LOAN LOSSES                                                                            100,000               45,000
                                                                                          -------------------  -------------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                                                     2,075,258            1,850,954
                                                                                          -------------------  -------------------

NON-INTEREST INCOME:
     Service charges                                                                                 195,961              169,710
     Other                                                                                           224,084              102,667
     Securities (Loss) Gain                                                                           (6,642)                   0
                                                                                          -------------------  -------------------
     Total Non-interest Income                                                                       413,403              272,377
                                                                                          -------------------  -------------------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                                                  867,021              773,501
     Occupancy                                                                                       244,980              219,120
     Supplies                                                                                         46,616               34,797
     Repairs and maintenance                                                                          53,557               59,062
     Advertising and public relations                                                                 32,776               49,171
     Professional services                                                                            60,040               62,969
     FDIC assessments                                                                                  8,527                4,087
     Other                                                                                           330,213              291,195
                                                                                          -------------------  -------------------

     Total Non-interest Expense                                                                    1,643,730            1,493,902
                                                                                          -------------------  -------------------

     Income before income taxes                                                                      844,931              629,429
                                                                                          -------------------  -------------------

INCOME TAXES                                                                                         209,800              171,250
                                                                                          -------------------  -------------------

NET INCOME                                                                                          $635,131             $458,179
                                                                                          ===================  ===================

NET INCOME PER COMMON SHARE-BASIC                                                                      $0.37                $0.27
                                                                                          ===================  ===================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                           1,698,268            1,698,950
                                                                                          ===================  ===================


See Notes to Consolidated Financial Statements.




     PART I - FINANCIAL INFORMATION                                                                                        PAGE 3
     ITEM I - FINANCIAL STATEMENTS

                                      EVANS BANCORP, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF INCOME
                               For the Six Months ended June 30, 2000 and 1999
                                                 (Unaudited)
                                                                                                    Six Months Ended
                                                                                                         June 30,
                                                                                                 2000                 1999
                                                                                          -------------------  -------------------
INTEREST INCOME
     Loans                                                                                        $5,181,489           $4,661,556
     Federal Funds Sold                                                                               80,349               93,318
     Securities:
         Taxable                                                                                   1,318,378              777,535
         Non-taxable                                                                                 772,720              607,338
                                                                                          -------------------  -------------------

     Total Interest Income                                                                         7,352,936            6,139,747

INTEREST EXPENSE
     Interest on Deposits                                                                          2,867,606            2,271,794
     Short Term Borrowing                                                                            207,816              158,236
                                                                                          -------------------  -------------------
NET INTEREST INCOME                                                                                4,277,514            3,709,717

PROVISION FOR LOAN  LOSSES                                                                           160,000               80,000
                                                                                          -------------------  -------------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                                                     4,117,514            3,629,717
                                                                                          -------------------  -------------------

NON-INTEREST INCOME:
     Service charges                                                                                 388,786              347,031
     Other                                                                                           425,798              239,688
     Securities (Loss) Gain                                                                          (15,480)               1,064
                                                                                          -------------------  -------------------
     Total Non-interest Income                                                                       799,104              587,783
                                                                                          -------------------  -------------------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                                                1,741,635            1,513,121
     Occupancy                                                                                       482,897              434,902
     Supplies                                                                                         94,556               67,905
     Repairs and maintenance                                                                         111,683              113,031
     Advertising and public relations                                                                 62,316               95,838
     Professional services                                                                           128,820              126,111
     FDIC Assessment                                                                                  16,751                8,299
     Other                                                                                           689,708              553,209
                                                                                          -------------------  -------------------

     Total Non-interest Expense                                                                    3,328,366            2,912,416
                                                                                          -------------------  -------------------

     Income before income taxes                                                                    1,588,252            1,305,084
                                                                                          -------------------  -------------------

INCOME TAXES                                                                                         409,800              352,450
                                                                                          -------------------  -------------------

NET INCOME                                                                                        $1,178,452             $952,634
                                                                                          ===================  ===================

NET INCOME PER COMMON SHARE-BASIC                                                                      $0.69                $0.56
                                                                                          ===================  ===================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                           1,698,268            1,698,950
                                                                                          ===================  ===================


See Notes to Consolidated Financial Statements.




     PART I - FINANCIA INFORMATION                                                                                         PAGE 4
     ITEM I - FINANCIAL STATEMENTS


                                      EVANS BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Six Months Ended June 30, 2000 and 1999
                                                 (Unaudited)
                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                                 2000                 1999
                                                                                          -------------------  -------------------

OPERATING ACTIVITIES
     Interest received                                                                            $7,172,600           $6,101,106
     Fees and commissions received                                                                   749,576              559,856
     Interest paid                                                                                (3,003,150)          (2,449,218)
     Cash paid to suppliers and employees                                                         (3,189,304)          (2,791,423)
     Income taxes paid                                                                              (499,500)            (347,000)
                                                                                          -------------------  -------------------

                        Net cash provided by operating
                          activities                                                               1,230,222            1,073,321
                                                                                          -------------------  -------------------


INVESTING ACTIVITIES
     Available for sale securities
        Purchases                                                                                (11,494,166)         (18,272,730)
        Proceeds from sales                                                                        2,228,379            2,842,567
        Proceeds from maturities                                                                   1,564,975            6,904,242
     Held to maturity securities
        Purchases                                                                                 (1,629,027)          (1,592,571)
        Proceeds from maturities                                                                   1,526,065            1,014,678
     Additions to properties and equipment                                                          (166,692)             (97,593)
     Investment unconsolidated subsidiary                                                            (10,500)                   0
     Increase in loans, net of repayments                                                         (4,988,600)          (2,379,120)
     Proceeds from sales of loans                                                                    315,856            3,204,950
                                                                                          -------------------  -------------------

                        Net cash used in investing activities                                    (12,653,710)          (8,375,577)
                                                                                          -------------------  -------------------


FINANCING ACTIVITIES
     Increase in deposits                                                                         12,417,777           12,152,332
     Repayment of short term borrowing                                                            (1,221,392)          (1,858,669)
     (Purchase) sale treasury stock                                                                  (21,902)              60,840
     Dividends paid                                                                                 (424,737)            (390,448)
                                                                                          -------------------  -------------------

                        Net cash provided by financing
                          activities                                                              10,749,746            9,964,055
                                                                                          -------------------  -------------------


Net (decrease) increase in cash and cash
         equivalents                                                                                (673,742)           2,661,799

Cash and cash equivalents, January 1                                                              11,978,778            7,300,780
                                                                                          -------------------  -------------------

Cash and cash equivalents, June 30                                                               $11,305,036           $9,962,579
                                                                                          ===================  ===================



See Notes to Consolidated Financial Statements.




     PART I - FINANCIAL INFORMATION                                                                                         PAGE 5
     ITEM I - FINANCIAL STATEMENTS



                                      EVANS BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Six Months Ended June 30, 2000 and 1999
                                                 (Unaudited)
                                                                                                      Six Months Ended
                                                                                                           June 30,
                                                                                                 2000                 1999
                                                                                          -------------------  -------------------

RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                                                   $1,178,452             $952,634
                                                                                          -------------------  -------------------

     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                                 285,147              309,199
       Provision for loan losses                                                                     160,000               80,000
       Loss(Gain) on sale of assets                                                                   13,887              (11,137)
       Increase(Decrease) in accrued interest payable                                                 72,272              (19,188)
       Increase in accrued interest receivable                                                      (173,102)             (84,938)
       Decrease in other liabilities                                                                 (34,886)              (2,775)
       Increase in other assets                                                                     (271,548)            (150,474)
                                                                                          -------------------  -------------------

     Total adjustments                                                                                51,770              120,687
                                                                                          -------------------  -------------------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                                              $1,230,222           $1,073,321
                                                                                          ===================  ===================

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:


Net unrealized loss on available for sale securities                                             ($1,601,178)           ($695,457)
                                                                                          ===================  ===================





See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                            PAGE 6
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 AND 1999
                                   (UNAUDITED)

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

        The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.      SECURITIES
        ----------

        Securities which the Bank has the ability and intent to hold to maturity are stated at cost, plus discounts accrued and less premiums amortized. Securities which the Bank has identified as available for sale are stated at fair value.

3.      ALLOWANCE FOR LOAN LOSSES
        -------------------------

        The provision for loan losses is based on management's evaluation of the relative risks inherent in the loan portfolio and, on an annual basis, generally exceeds the amount of net loan losses charged against the allowance.

4.      INCOME TAXES
        ------------

        Provision for deferred income taxes are made as a result of timing differences between financial and taxable income. These differences relate principally to directors' deferred compensation, pension premiums payable, allowance for loan losses and deferred loan origination expenses.

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

6.      NEW ACCOUNTING STANDARDS PRONOUNCEMENTS
        ---------------------------------------

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

PART I - FINANCIAL INFORMATION                                           PAGE 7
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

        Total deposits increased 7.3% over the first six months of 2000 versus an increase of 8.4% over the first six months of 1999. Demand deposits increased 17.4%, NOW accounts increased 20.2%, Other time accounts increased 4.8% and Time Deposits over $100,000 increased 4.8% during the first six months of 2000. Deposit increases primarily are attributable to the expansion of the Bank's trade area to include West Seneca, NY since opening a new branch in February 1999. All of the Bank's branches continue to exhibit growth in deposits.

        Total net loans outstanding increased 3.8% over the first six months of 2000 which compares to a decrease of 1.3% over the first six months of 1999. Growth was concentrated primarily in commercial mortgages (approximately $5.1 million) and home equity loans (approximately $900 thousand). Residential mortgage sales to the Federal National Mortgage Association ("FNMA") for the first six months of 1999 totaled $2.8 million compared to $206 thousand for the first six months of 2000. The Bank typically sells residential mortgages to FNMA for the purpose of reducing exposure to the risks inherent in long-term loans, while keeping the customer relationships through servicing. In January 2000, the Bank introduced a residential mortgage product which provides for bi-weekly payments. This substantially reduces the life of the loans and these mortgages have been retained in the portfolio.

        Total commercial loans outstanding at June 30, 2000 year-to-date increased approximately $8.2 million over the amount outstanding at June 30, 1999 year-to-date and consumer loans increased approximately $3.7 million during that period. This growth was concentrated primarily in commercial mortgages (approximately $6.1 million), new and increased usage on commercial lines of credit (approximately $2.6 million) and home equity loans (approximately $3.5 million).

        The securities portfolio increased 12.6% between December 31, 1999 and June 30, 2000 versus an increase of 15.3% over the same time period last year. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts.

        The annualized return on average assets ("ROAA") at June 30, 2000 was 1.15%. The ROAA at December 31, 1999 was 1.10%. The return on average equity at June 30, 2000 was 12.01% versus 10.72% at December 31, 1999. The capital to assets ratio of 10.00% at June 30,2000 compares to 10.17% at December 31, 1999. Total assets have increased approximately $12.2 million or 6.1% since December 31, 1999.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS
---------------------------------------------

        Net interest income for the semi-annual period ending June 30, 2000 increased 15.3% over the same six month period in 1999. Interest paid on deposits increased 26.2%. The increase reflects the impact of Federal Reserve raising short term interest rates 175 basis points since June of last year. The cost of short term borrowing was substantially higher due to the fact that the Repo Sweep accounts, which are considered borrowing, are now based on a tiered rate structure with the primary users of this account qualifying for the highest rate offered. The Bank's year-to-date net interest margin at June 30, 2000 was 4.55% as compared to 4.54% at June 30, 1999.

        The year-to-date yield on average earning assets has increased to 7.97% at June 30, 2000 from 7.73% at June 30, 1999. The yield on loans has increased to 8.64% from 8.50% over that time period and the tax-equivalent yield on federal funds and investments has increased from 6.24% to 6.90%. Comparatively, the year-to-date cost of funds on interest bearing balances increased from 3.75% at June 30, 1999 to 4.04% at June 30, 2000. This increase reflects increases in short term rates on Time Deposits over $100,000 impacted from Federal Reserve raising short term interest rates and higher balances in the Repo Sweep accounts.

        The year-to-date provision for loan losses was $160,000 through June 30, 2000 versus $80,000 through the second quarter of 1999. Management has increased the amount set aside for potential loan losses due to the substantial increase in the volume of the loan portfolio experienced over the past two years. Management believes that the credit quality of the portfolio remains high as supported by the fact that the charge-offs for the six month period ending June 2000 were $1,000 versus $5,000 for the same period in June 1999.

        Total non-interest expenses increased 14.3% in the first six months of 2000. This compares to an increase of 16.2% in the first six months of 1999. All expense categories continue to be impacted by the branch expansion into West Seneca. Salary and employee benefits increased 15.1% due to annual salary adjustments and additional staffing. Two loan officer positions were filled and an additional commercial loan officer was hired. A full-time officer was also hired for ENB Associates Inc. Supplies are up 39.2% over the same time period in 1999 due in part to the new debit card program, supplies for the mass Y2K mailing in January and the purchase of stationery with the Bank's new logo. Advertising and public relations have decreased 35% compared to an increase of 55.1% over June 1999. Last year additional costs were experienced as a result of the West Seneca branch expansion. FDIC assessments have increased 101.8% due to new assessment rates which went into effect on January 1, 2000. Miscellaneous other expenses increased 24.7% for the second quarter of 2000 compared to the second quarter of 1999.

        Net income through June 30, 2000 of $1,178,452 reflects an increase of 23.7% over the first six months of 1999. The effective combined tax rate for the first six months of 2000 was 26% compared to 27% for the first six months of 1999. The relatively low tax rates experienced in 2000 and 1999 demonstrate the impact of increasing the Bank's investment in tax- advantaged municipal bonds and the benefit realized from a favorable deferred tax position.

        On March 11, 2000 ENB Associates Inc. a wholly-owned subsidiary of Evans National Bank, began doing business. Through an agreement with O'Keefe Shaw & Co. Inc., ENB Associates, Inc. provides customers with access to non-deposit products, such as annuities and mutual funds. As of June 30, 2000 ENB Associates Inc. generated $17 thousand in revenue for the Bank.




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

PART II - OTHER INFORMATION                                              PAGE 9
---------------------------

ITEM 1.   Legal Proceedings - None to report.


ITEM 2.   Changes in Securities - None to report


ITEM 3.   Defaults upon Senior Securities - None to report.


ITEM 4. Submission of Matters To a Vote of Security Holders--None to report except for the annual shareholders meeting held on April 18, 2000 reported in the Form 10-Q filed for the quarter ended March 31, 2000.

ITEM 5.   Other Information:

          In October of 1999, the Company announced that it had entered into a letter of intent to acquire the business and assets of M&W Group, Inc., an insurance agency headquartered in Silver Creek, New York. That transaction is expected to close during the third quarter of 2000.

ITEM 6.   Exhibits and Reports on Form 8-K - None to Report.

          The following Exhibits are filed as part of this Report:

          Exhibit No.           Description                              Page
          -----------           -----------                              ----

          27                    Financial Data Schedule                   11

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                       Evans Bancorp, Inc.




DATE
August 9, 2000                     /s/Richard M. Craig
                                  -------------------------------------------
                                  Richard M. Craig
                                  President and Chief Executive Officer

DATE
August 9, 2000                    /s/James Tilley
                                  -------------------------------------------
                                  James Tilley
                                  Senior Vice President