Form 10-Q
period 2000-09-30
EVANS BANCORP INC
filed 2000-11-13
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(mark one)
[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For quarterly period ended September 30, 2000
                                            ------------------

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from ----------------- to -----------------

                         Commission file number 0-18539
                                                -------

                              EVANS BANCORP, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)

                    NEW YORK                               16-1332767
                   --------                                -----------
      (State of other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                14-16 NORTH MAIN STREET, ANGOLA, NEW YORK 14006
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 549-1000
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
            (Former name, former address and former fiscal year, if
                          changed since last report.)

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

Common Stock, $.50 Par Value--1,756,698 shares as of September 30, 2000

                                      INDEX


                       EVANS BANCORP, INC. AND SUBSIDIARY
                                                                          PAGE

PART 1.   FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated balance sheets--September 30, 2000 and
                  December 31, 1999                                         1

                  Consolidated statements of income--Three months
                  ended September 30, 2000 and 1999                         2

                  Consolidated statements of income--Nine months            3
                  ended September 30, 2000 and 1999

                  Consolidated statements of cash flows--Nine months        4
                  ended September 30, 2000 and 1999

                  Notes to consolidated financial statements--
                  September 30, 2000 and 1999                               6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9

Item 3.           Quantative and Qualitative Disclosures About
                  Market Risks                                              10


PART II.  OTHER INFORMATION                                                 11
---------------------------


Item 1.           Legal Proceedings
Item 2.           Changes In Securities
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES                                                                  12

 PART I - FINANCIAL INFORMATION                                           PAGE 1
ITEM I - FINANCIAL STATEMENTS


                      EVANS BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                                    September 30,               December 31,
                  ASSETS                                                2000                        1999
                                                                    -------------               ------------
  Cash and due from banks                                             $5,960,370                 $8,528,778
  Federal funds sold                                                           0                  3,450,000
  Securities:
    Classified as available-for-sale, at fair value                   69,404,611                 59,550,786
    Classified as held-to-maturity, at amortized cost                  3,649,792                  3,448,892
  Loans, net                                                         124,968,279                116,433,438
  Properties and equipment, net                                        3,857,246                  3,834,496
  Other assets                                                         7,551,903                  3,541,993
                                                                    -------------               ------------
  TOTAL ASSETS                                                      $215,392,201               $198,788,383
                                                                    ============               ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Demand                                                           $35,695,754                $29,683,357
    NOW and money market accounts                                      8,991,609                  8,048,455
    Regular savings                                                   62,147,122                 58,819,156
    Time deposits, $100,000 and over                                  26,119,114                 28,856,320
    Other time accounts                                               49,760,924                 44,541,611
                                                                    -------------               ------------
                                                                     182,714,523                169,948,899

  Other borrowed funds                                                 6,705,295                  5,000,000
  Dividend payable                                                       474,308                          0
  Other liabilities                                                    2,892,687                  5,554,546
                                                                    -------------               ------------
  TOTAL  LIABILITIES                                                 192,786,813                180,503,445
                                                                     ===========                ===========




STOCKHOLDERS' EQUITY
  Common stock, $.50 par value; 10,000,000 shares authorized;
   1,759,602 shares issued and 1,698,950 shares issued respectively      879,801                    849,475
  Capital surplus                                                     13,810,991                 10,990,720
  Retained earnings                                                    8,603,972                  7,629,839
  Accumulated other comprehensive (loss) income (net of tax)            (552,935)                (1,185,096)
                                                                    -------------               ------------
                                                                      22,741,829                 18,284,938
  Less: Treasury stock, at cost (2,903 shares)                          (136,441)                         0
  Total stockholders' equity                                          22,605,388                 18,284,938
                                                                    -------------               ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $215,392,201               $198,788,383
                                                                    ============               ============


See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                        PAGE 2
ITEM 1 - FINANCIAL STATEMENTS




                       EVANS BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
             For the Three Months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                            2000               1999
                                                                        ----------         ----------
INTEREST INCOME
  Loans                                                                 $2,740,769         $2,341,696
  Federal funds sold                                                        45,202             59,640
  Securities:
    Taxable                                                                711,384            458,348
    Non-taxable                                                            388,632            339,710
                                                                        ----------         ----------
  Total Interest Income                                                  3,885,987          3,199,394

INTEREST EXPENSE
  Interest on deposits                                                   1,521,458          1,165,647
  Short term borrowing                                                     105,511             78,931
                                                                        ----------         ----------
NET INTEREST INCOME                                                      2,259,018          1,954,816

PROVISION FOR LOAN LOSSES                                                   60,000             45,000
                                                                        ----------         ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                              2,199,018          1,909,816
                                                                        ----------         ----------
NON-INTEREST INCOME:
  Service charges                                                          236,347            196,298
  Other                                                                    349,415            200,222
  Securities loss                                                          (16,136)                 0
                                                                        ----------         ----------
  Total Non-interest Income                                                569,626            396,520
                                                                        ----------         ----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                           929,271            810,438
  Occupancy                                                                251,545            230,676
  Supplies                                                                  46,662             48,628
  Repairs and maintenance                                                   63,264             57,424
  Advertising and public relations                                          39,475             30,622
  Professional services                                                     65,035             69,287
  FDIC assessments                                                           8,860              4,286
  Other                                                                    405,805            298,823
                                                                        ----------         ----------
  Total Non-interest Expense                                             1,809,917          1,550,184
                                                                        ----------         ----------
           Income before income taxes                                      958,727            756,152
                                                                        ----------         ----------
INCOME TAXES                                                               264,000            203,450
                                                                        ----------         ----------
NET INCOME                                                                $694,727           $552,702
                                                                        ==========         ==========

NET INCOME PER COMMON SHARE-BASIC                                            $0.41              $0.33
                                                                        ==========         ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                 1,715,342          1,698,950
                                                                        ==========         ==========


See Notes to Consolidated Financial Statements.

  PART I - FINANCIAL INFORMATION                                       PAGE 3
  ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
             For the Nine Months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                           2000               1999
                                                                        ----------         ----------
INTEREST INCOME
  Loans                                                                 $7,922,258         $7,003,251
  Federal funds sold                                                       125,551            152,958
  Securities:
    Taxable                                                              2,029,762          1,235,883
    Non-taxable                                                          1,161,352            947,049
                                                                        ----------         ----------
  Total Interest Income                                                 11,238,923          9,339,141

INTEREST EXPENSE
  Interest on deposits                                                   4,389,064          3,437,441
  Short term borrowing                                                     313,327            237,167
                                                                        ----------         ----------
NET INTEREST INCOME                                                      6,536,532          5,664,533

PROVISION FOR LOAN LOSSES                                                  220,000            125,000
                                                                        ----------         ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                              6,316,532          5,539,533
                                                                        ----------         ----------
NON-INTEREST INCOME:
  Service charges                                                          625,133            543,330
  Other                                                                    775,213            439,910
  Securities (loss) gain                                                   (31,616)             1,064
                                                                        ----------         ----------
  Total Non-interest Income                                              1,368,730            984,304
                                                                        ----------         ----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                         2,670,906          2,323,560
  Occupancy                                                                734,442            665,578
  Supplies                                                                 141,218            116,533
  Repairs and maintenance                                                  174,947            170,455
  Advertising and public relations                                         101,791            126,460
  Professional services                                                    193,855            195,397
  FDIC assessments                                                          25,611             12,585
  Other                                                                  1,095,513            852,032
                                                                        ----------         ----------

  Total Non-interest Expense                                             5,138,283          4,462,600
                                                                        ----------         ----------

           Income before income taxes                                    2,546,979          2,061,237
                                                                        ----------         ----------

INCOME TAXES                                                               673,800            555,900
                                                                        ----------         ----------


NET INCOME                                                              $1,873,179         $1,505,337
                                                                        ==========         ==========


NET INCOME PER COMMON SHARE-BASIC                                            $1.09              $0.89
                                                                        ==========         ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                 1,715,342          1,698,950
                                                                        ==========         ==========



See Notes to Consolidated Financial Statements

  ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                          2000              1999
                                                                       -----------         ----------
OPERATING ACTIVITIES
  Interest received                                                    $10,961,442         $9,094,173
  Fees and commissions received                                          1,525,784            942,294
  Interest paid                                                         (4,629,424)        (3,710,598)
  Cash paid to suppliers and employees                                  (5,681,455)        (4,086,341)
  Income taxes paid                                                       (807,235)          (621,482)
                                                                       -----------         ----------

           Net cash provided by operating
             activities                                                  1,369,112          1,618,046
                                                                       -----------         ----------


INVESTING ACTIVITIES
  Available for sale securities
     Purchases                                                         (20,403,274)       (24,484,803)
     Proceeds from sales                                                 7,411,556          2,842,567
     Proceeds from maturities                                            4,029,164          6,105,430
  Held to maturity securities
     Purchases                                                          (2,391,654)        (2,263,557)
     Proceeds from maturities                                            2,190,755          3,999,664
  Additions to bank properties and equipment                              (284,933)          (234,494)
  Investment unconsolidated subsidiary                                     (10,500)                 0
  Increase in loans, net of repayments                                  (9,841,020)        (5,370,918)
  Proceeds from sales of loans                                           1,029,497          4,178,464
  Proceeds from sales of other real estate owned                           294,452                  0
                                                                       -----------         ----------

           Net cash used in investing activities                       (17,975,957)       (15,227,647)
                                                                       -----------         ----------


FINANCING ACTIVITIES
  Increase in deposits                                                  13,144,149         16,985,152
  Repayment short term borrowing                                        (1,994,534)        (3,001,663)
  (Purchase)Sale treasury stock                                           (136,441)            60,840
  Dividends paid                                                          (424,737)          (390,448)
                                                                       -----------         ----------

           Net cash provided by financing
             activities                                                 10,588,437         13,653,881
                                                                       -----------         ----------

Net (decrease)increase in cash and cash
  equivalents                                                           (6,018,408)            44,280

Cash and cash equivalents, January 1                                    11,978,778          7,300,780
                                                                       -----------         ----------

Cash and cash equivalents, September 30                                 $5,960,370         $7,345,060
                                                                        ==========         ===========



See Notes to Consolidated Financial Statements

  PART I - FINANCIAL INFORMATION                                       PAGE 5
  ITEM I - FINANCIAL STATEMENTS



                       EVANS BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                            2000              1999
                                                                        ----------         ----------
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                            $1,873,179         $1,505,337
                                                                        ----------         ----------

  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                          454,521            459,166
    Provision for credit losses                                            220,000            125,000
   (Loss)Gain on sale of assets                                             25,007            (16,178)

   Increase(Decrease) in accrued interest payable                           72,967            (35,990)
    Increase in accrued interest receivable                               (252,075)          (306,942)
   (Decrease)Increase in other liabilities                                (692,790)            66,549
    Increase in other assets                                              (331,697)          (178,896)
                                                                        ----------         ----------

  Total adjustments                                                       (504,067)           112,709
                                                                        ----------         ----------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                    $1,369,112         $1,618,046
                                                                        ==========         ==========
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:


Net unrealized loss on available for sale securities                     ($813,139)         ($639,291)
                                                                        ----------         ----------



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Bank acquired all of the capital stock of M&W Group, Inc. through the issuance of common stock at an aggregate offering price of $2,850,597. In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:

  Fair value of assets acquired                           $858,857
  Liabilities assumed                                   $1,198,104

See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                           PAGE 6
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 AND 1999
                                   (UNAUDITED)

1.      GENERAL

        The accounting and reporting policies followed by Evans Bancorp, Inc., (the "Company") a bank holding company, and its subsidiary, Evans National Bank (the "Bank") and subsidiaries in the preparation of the accompanying interim financial statements conform with generally accepted accounting principles and with general practice within the banking industry.

        The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

        The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.      SECURITIES

        Securities which the Bank has the ability and intent to hold to maturity are stated at cost, plus discounts accrued and less premiums amortized. Securities which the Bank has identified as available for sale are stated at fair value.

3.      ALLOWANCE FOR CREDIT LOSSES

        The provision for credit losses is based on management's evaluation of the relative risks inherent in the loan portfolio of the Bank and, on an annual basis, generally exceeds the amount of net loan losses charged against the allowance.

4.      REVENUE RECOGNITION

        The Bank's primary sources of revenue are interest income from loans and investments and service charge income. The revenue is recognized in the period in which it is earned. The Insurance Agency's revenue is derived mainly from insurance commissions. The revenue is recognized on the accrual basis of accounting in accordance with generally accepted accounting principles.

5.      INCOME TAXES

        Provision for deferred income taxes are made as a result of timing differences between financial and taxable income. These differences relate principally to directors deferred compensation, pension premiums payable, allowance for loan losses and deferred loan origination expenses.

6.      PER SHARE DATA

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

7.      ACQUISITION

        Effective September 1, 2000, the Company completed its previously announced acquisition of the assets, business and certain liabilities of M&W Group, Inc., a retail property and casualty insurance agency headquartered at Silver Creek, New York, with offices located in Angola, North Collins, South Dayton, Cattaraugus and Randolph, New York. Subject to post closing adjustments, the Company issued 60,651 shares of its common stock as the purchase price for the assets acquired.

        The purchase price (including liabilities assumed) exceeded the fair value of the assets acquired by approximately $3.2 million which has been recorded by the Company as goodwill and will be amortized on a straight line basis over the next 10 years. The insurance agency acquired will be operated through M&W Agency, Inc., a newly formed operating subsidiary of the Bank.

        Due to the insignificant effect on the financial position and results of operation, no pro-forma data of this acquisition is required or presented, and no 8K has been filed.

8.      SEGMENT INFORMATION

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information was issued in 1997 by the Financial Accounting Standards Board. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. The Company is comprised of two primary business segments, Evans National Bank and M & W Agency, Inc., its insurance subsidiary. The following table sets forth information regarding these segments for the three month and nine month periods ended September 30, 2000.

                               Three Months Ended
                               September 30, 2000

                                        Banking Activities            Insurance Activities                    Total
Net Interest Income                              2,262,626                        (3,608)                 2,259,018
Provision for credit losses                         60,000                              0                    60,000
                                       -------------------            -------------------          ----------------
Net interest income after
   provision for credit losses                   2,202,626                        (3,608)                 2,199,018


Non-interest income                                453,693                        132,069                   585,762
Net securities losses                              (16,136)                             0                   (16,136)

Non-interest expense                             1,683,970                        125,947                 1,809,917


  Income before income taxes                       956,213                          2,514                   958,727
Income tax expense                                 262,900                          1,100                   264,000
                                       -------------------            -------------------          ----------------
   Net income                                      693,313                          1,414                   694,727
                                       -------------------            -------------------          ----------------


                                Nine Months Ended
                               September 30, 2000


                                        Banking Activities            Insurance Activities                    Total
Net Interest Income                              6,540,140                        (3,608)                 6,536,532
Provision for credit losses                        220,000                              0                   220,000
                                       -------------------            -------------------          ----------------
Net interest income after
   provision for credit losses                   6,320,140                        (3,608)                 6,316,532

Non-interest income                              1,268,277                        132,069                 1,400,346
Net securities losses                             (31,616)                              0                  (31,616)
Non-interest expense                             5,012,336                        125,947                 5,138,283

  Income before income taxes                     2,544,465                          2,514                 2,546,979
Income tax expense                                 672,700                          1,100                   673,800
                                       -------------------            -------------------          ----------------
   Net income                                    1,871,765                          1,414                 1,873,179
                                       -------------------            -------------------          ----------------

        Prior to September 1, 2000, the Company was comprised of one operating segment, the Bank. SFAS No. 131 was not applicable to the Company's financial statements prior to the September 30, 2000 reporting period. As such, the abbreviated represents one month of insurance activity.

9.      NEW ACCOUNTING STANDARDS PRONOUNCEMENTS

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

                                                                         PAGE 9
PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

        The Bank is in the commercial banking business, attaching deposits from and making loans to the general public in its immediate geographical area.

M&W ACQUISITION

        Effective September 1, 2000, the Company completed its previously announced acquisition of the assets, business and certain liabilities of M&W Group, Inc., a retail property and casualty insurance agency headquartered at Silver Creek, New York, with offices located in Angola, North Collins, South Dayton, Cattaraugus and Randolph, New York. Subject to post closing adjustments, the Company issued 60,651 shares of its common stock as the purchase price for the assets acquired. The purchase price (including liabilities assumed) exceeded the fair value of the assets acquired by approximately $3.2 million which has been recorded by the Company as goodwill and will be amortized on a straight line basis over the next 10 years. The insurance agency acquired will be operated through M&W Agency, Inc., a newly formed operating subsidiary of the Bank.

MATERIAL CHANGES IN FINANCIAL CONDITION

        Total deposits increased 7.5% over the first nine months of 2000. This compares to an increase of 11.8% over the first nine months of 1999. Demand deposits increased 20.3%, NOW accounts increased 11.7%, Regular Savings increased 5.7% and Other time accounts increased 11.7% over the first nine months of 2000. Deposit increases primarily are attributable to the expansion of the Bank's trade area to include West Seneca, NY since opening a new branch in February 1999. All the branches continue to exhibit growth in deposits. Time deposits greater than $100,000 decreased 9.5% in the first nine months of 2000 versus a decrease of 4.8% in the first nine months of 1999, as volatile funds were replaced with core deposits. Excess cash was kept for the Y2K contingency for year-end, since then the excess cash has been reinvested in the securities portfolio resulting in the decrease in total cash and due from banks and federal funds sold of $6.0 million over the first nine months of 2000.

        Total net loans outstanding of $124.9 million have increased 7.3% since December 31, 1999, which compares to an increase of .6% from December 1998 to September 1999. Growth was concentrated primarily in commercial mortgages (approximately $6.4 million) and home equity loans (approximately $930 thousand). Residential mortgage sales to the Federal National Mortgage Association ("FNMA") for the first nine months of 1999 totaled $3.3 million compared to $519 thousand for the first nine months of 2000. The Bank typically sells residential mortgages to FNMA for the purpose of reducing exposure to the rate risk inherent in long-term loans, while keeping the customer relationships through servicing. In January 2000, the Bank introduced a residential mortgage product which provides for bi-weekly payments. This substantially reduces the life of the loans and these mortgages have been retained in the portfolio.

        Total commercial loans outstanding at September 30, 2000 increased approximately $10.9 million over the amount outstanding at September 30, 1999 and consumer loans increased approximately $3.1 million during that period. This growth was concentrated primarily in commercial mortgages (approximately $8.0 million), new and increased usage on commercial lines of credit (approximately $1.4 million) and home equity loans (approximately $2.1 million).

        The securities portfolio increased 16.0% between December 31, 1999 and September 30, 2000 versus an increase of 24.2% over the same time period last year. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts.


        The annualized return on average assets ("ROAA") at September 30, 2000 was 1.21%. The ROAA at December 31, 1999 was 1.10%. The return on average equity at September 30, 2000 was 12.46% versus 10.72% at December 31, 1999. The capital to assets ratio of 11.20% at September 30, 2000 compares to 10.17% at December 31, 1999. Total assets have increased approximately $16.6 million or 8.4% since December 31, 1999. Approximately $4.0 million of the increase in assets is attributable to the acquisition of the M&W Group, Inc.

                                                                       PAGE 10
MATERIAL CHANGES IN THE RESULTS OF OPERATIONS

        Net interest income for the nine month period ending September 30, 2000 increased 15.4% over the same nine month period in 1999. Interest paid on deposits increased 27.7%. The increase reflects the impact of Federal Reserve raising short term interest rates 175 basis points since June of last year. The cost of short term borrowing was substantially higher, 32.1%, due to the fact that the Repo Sweep accounts, which are considered borrowing, are now based on a tiered rate structure with the primary users of this account qualifying for the highest rate offered. Despite the increases in short- term rates by the Federal Reserve, the Bank's net interest margin has been highly consistent. The Bank's year-to-date net interest margin at September 30, 2000 was 4.57% as compared to 4.54% at September 30, 1999.

        The year-to-date yield on average earning assets has increased to 8.03% at September 30, 2000 from 7.69% at September 30, 1999. The yield on loans has increased to 8.59% from 8.48% over that time period and the tax-equivalent yield on federal funds and investments has increased from 6.25% to 6.98%. Comparatively, the year-to-date cost of funds on interest bearing balances increased from 3.72% at September 30, 1999 to 4.11% at September 30, 2000. This reflects increases in short term rates on Time Deposits over $100,000 which are immediately impacted by Federal Reserve actions. There have also been higher balances maintained in the Repo Sweep accounts.

        The year-to-date provision for loan losses was $220,000 through September 30, 2000 versus $125,000 through the third quarter of 1999. Management has increased the amount set aside for potential loan losses due to the substantial increase in the size of the loan portfolio experienced over the past two years. Management believes that the credit quality of the portfolio remains high as supported by the fact that the charge-offs for the nine month period ending September 2000 were $1,000 and $16,000 for the same period in September 1999.

        Total non-interest expenses increased 14.8% in the first nine months of 2000. This compares to an increase of 17.8% in the first nine months of 1999. All expense categories continue to be impacted by the branch expansion in West Seneca. Salary and employee benefits increased 14.9% due to annual salary adjustments and additional staffing. Two loan officer positions were filled and an additional commercial loan officer was hired. A full-time officer was also hired for ENB Associates Inc. Supplies are up 21.2% over the same time period in 1999 due in part to the new debit card program, supplies for the mass Y2K mailing in January and the purchase of stationary with the Bank's new logo. Advertising and public relations have decreased 19.5% compared to an increase of 43.8% over the same time period in 1999. Last year additional costs were experienced as a result of the West Seneca branch expansion. FDIC assessments have increased 103.5% due to new assessment rates which went into effect on January 1, 2000. Miscellaneous other expenses increased 27.0% for the third quarter of 2000 compared to the third quarter of 1999.

        Net income through September 30, 2000 of $1,873,179 reflects an increase of 24.4% over the first nine months of 1999. The effective combined tax rate for the first nine months of 2000 was 26% compared to 27% for the first nine months of 1999. The relatively low tax rates experienced in 2000 and 1999 demonstrate the impact of increasing the Bank's investment in tax-advantaged municipal bonds and the benefit realized from a favorable deferred tax position.

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

PART II - OTHER INFORMATION                                             PAGE 11
---------------------------

ITEM 1.         Legal Proceedings - None to report.


ITEM 2.         Changes in Securities

                Effective September 1, 2000, and subject to post closing adjustments, the Company issued 60,651 shares of its common stock, $.50 par value, to M&W Group, Inc. in consideration for the acquisition of the assets, business and certain liabilities of that insurance agency. The aggregate offering price of the shares issued was $2,850,597. The issuance of stock was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933 and Rules 505 and 506 of Regulation D promulgated thereunder. No underwriter was involved in the stock issuance.


ITEM 3.         Defaults upon Senior Securities - None to report.


ITEM 4. Submission of Matters To a Vote of Security Holders--None to report.


ITEM 5.         Other Information

                On September 19, 2000, the Board of directors declared a cash dividend of $.27 per share payable on October 5, 2000 to shareholders of record on September 21, 2000.

                Effective September 1, 2000, the Bank completed its previously announced acquisition of the assets, business and certain liabilities of the M&W Group, Inc., a property and casualty insurance agency.







ITEM 6.         Exhibits and Reports on Form 8-K - None to Report.

                The following Exhibits are filed as part of this Report:

                EXHIBIT NO.          DESCRIPTION                         PAGE

                     27               Financial Data Schedule             13
                     99               Press Release                       14

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                           Evans Bancorp, Inc.




DATE
November 9, 2000                  /s/ Richard M. Craig
                                  ------------------------------------------
                                     Richard M. Craig
                                  President and Chief Executive Officer



DATE
November 9, 2000                  /s/ James Tilley
                                  ------------------------------------------
                                     James Tilley
                                  Senior Vice President