Form 10-K
period 2000-12-31
EVANS BANCORP INC
filed 2001-03-29
CIK 842518

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

     For fiscal year ended:     December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                         Commission file number: 0-18539

                               EVANS BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  New York                             16-1332767
        -------------------------------           -------------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification No.)

             14-16 North Main Street, Angola, New York        14006
             -----------------------------------------        -----
             (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number (including area code) (716) 549-1000
       ------------------------------------------------------------------

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

         As of January 31, 2001, the aggregate market value of the registrant's common stock, $.50 par value, (the "Common Stock") held by nonaffiliates of the registrant was approximately $66,452,266 based upon the per share sale prices known to management at which the Company's Common Stock has actually been transferred in private transactions prior to that date. There is not, and has never been, an organized public trading market for the registrant's shares.

         As of January 31, 2001, 1,759,601 shares of the registrant's Common Stock were outstanding.


                                  Page 1 of 85
                            Exhibit Index on Page 35

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Registration Statement on Form 10, as amended by Amendment Nos. 1 and 2 (Registration No. 0-18539), the Registrant's Registration Statement on Form S-4 (Registration No. 33-25321), and the Registrant's Report on form 10-QSB for the period ended March 31, 1995, and the Registrant's Report on Form 10-KSB for the period ended December 31, 1995 and the Registrant's Reports on Form 10-Q for the periods ended June 30, 1996, March 31, 1997, September 30, 1999 and March 31, 2000 and the Registrant's Reports on Form 10-K for the period ended December 31, 1997 and December 31, 1998 are incorporated by reference in Part IV of this Form 10-K.

         Portions of the Registrant's 2000 Annual Report to Shareholders are incorporated by reference in Part II of this Form 10-K.

                                TABLE OF CONTENTS

                                      INDEX

                                     PART I

                                                                            PAGE

Item 1.    BUSINESS.......................................................... 5

           Evans Bancorp, Inc. ...............................................5
           Evans National Bank ...............................................5
           Forward Looking Statements ........................................5
           Market Area .......................................................5
           Average Balance Sheet Information..................................6
           Securities Activities..............................................7
              Securities Policy...............................................8
           Lending Activities ................................................9
              General ........................................................9
              Real Estate Loans .............................................10
              Commercial Loans...............................................10
              Installment Loans..............................................11
              Student Loans .................................................11
              Other Loans ...................................................11
              Direct Financing Lease Loans ..................................11
              Loan Maturities................................................12
              Loan Losses....................................................12
           Sources of Funds - Deposits ......................................14
              General .......................................................14
              Deposits ......................................................14
              Federal Funds Purchased & Other Borrowed Funds.................14
              Securities Sold Under Agreements to Repurchase.................14
           Asset and Liability Management ...................................15
           Monetary Policy ..................................................16
           Environmental Matters.............................................16
           Competition ......................................................16
           Regulation .......................................................16
           Subsidiaries of the Bank .........................................18
              M&W Agency, Inc ...............................................18
              ENB Associates Inc.............................................19
           Employees.........................................................19

Item 2.    PROPERTIES .......................................................19

Item 3.    LEGAL PROCEEDINGS.................................................20

Item 4.    SUBMISSION OF MATTERS
           TO A VOTE OF SECURITY HOLDERS.....................................20

                                     PART II

                                                                            Page

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS...................................20

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA..............................22

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS................................22

Item 7a.   QUANTATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK.................................................29

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS ................................29

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURES...........................29


           PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF
           THE REGISTRANT....................................................29

Item 11.   EXECUTIVE COMPENSATION............................................32

Item 12.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS.................................................33

Item 13.   CERTAIN RELATIONSHIPS AND
           RELATED TRANSACTIONS..............................................34


                                     PART IV


Item 14.   EXHIBITS, LIST AND REPORTS ON FORM 8-K ...........................35

Item 1.    BUSINESS
           --------

EVANS BANCORP, INC.

    Evans Bancorp, Inc. (the "Company") was organized as a New York business corporation and incorporated under the laws of the State of New York on October 28, 1988 for the purpose of becoming a bank holding company. The Company is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and conducts its business through its wholly-owned subsidiary, Evans National Bank (the "Bank") and the Bank's wholly-owned subsidiaries, ENB Associates Inc. ("ENB") and M&W Agency, Inc. ("M&W"). The principal business of the Company, through the Bank, is commercial banking and consists of, among other things, attracting deposits from the general public and using these funds to extend credit and to invest in securities. The Bank offers a variety of loan products to its customers including commercial loans, commercial and residential mortgage loans, and consumer loans. In addition, the Bank offers deposit products which include checking and NOW accounts, passbook and statement savings and certificates of deposit. The Bank also offers electronic banking services including telephone banking, PC banking, Eas-E check card and is currently developing Internet Banking.

    The Company has no material assets other than its investment in the Bank. The Company's sole business, therefore, is the ongoing business of the Bank and its subsidiaries.

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

    As of December 31, 2000, the Bank had two subsidiaries, M&W Agency, Inc. and ENB Associates Inc. See Subsidiaries of the Bank.

    As of December 31, 2000, the Bank had total assets of $224,549,143, total deposits of $186,701,319 and total stockholders' equity of $25,179,072.

FORWARD LOOKING STATEMENTS

    This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company or the Company's management and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

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

                                                           2000                                       1999
                                                           ----                                       ----
                                              Average                     Yield/        Average                     Yield/
                                              Balance      Interest        Rate         Balance       Interest       Rate
                                              -------      --------        ----         -------       --------       ----
ASSETS                                          ($000)       ($000)                       ($000)        ($000)
Interest-earning assets:
  Loans, Net                                  $121,788      $10,616      8.72%          $109,780        $9,295     8.47%
  Taxable securities                            37,715        2,746      7.28%            27,596         1,762     6.38%
  Tax-exempt securities                         33,385        1,550      4.64%            29,812         1,318     4.42%
  Federal funds sold                             2,626          159      6.05%             3,648           180     4.93%
                                               -------        -----      -----           -------        ------     -----
Total interest-earning assets                  195,514       15,071      7.71%           170,836        12,555     7.35%

Noninterest-earning assets
  Cash and due from banks                        6,768                                     6,422
  Premises and equipment, net                    3,790                                     3,764
  Other assets                                   4,907                                     3,119
                                              --------                                  --------
           Total                              $210,979                                  $184,141
                                              ========                                  ========
LIABILITIES & SHAREHOLDER'S EQUITY
Interest-bearing liabilities:
  NOW accounts                                  $8,668           85       .98%            $7,721            76      .98%
  Savings deposits                              60,420        1,664      2.75%            55,308         1,437     2.60%
  Time deposits                                 77,073        4,328      5.61%            64,754         3,209     4.96%
  Fed Funds Purchased & Securities
  Sold U/A to Repurchase                         8,343          414      4.96%             7,251           321     4.43%
                                               -------        -----      -----           -------        ------     -----
Total interest-bearing liabilities             154,504        6,491      4.20%           135,034         5,043     3.73%
Noninterest-bearing liabilities:
  Demand deposits                               33,974                                    28,273
  Other                                          2,361                                     2,136
Total liabilities                              190,839                                   165,443
Shareholders' equity                            20,140                                    18,698
                                              --------                                  --------
           Total                              $210,979                                  $184,141
                                              ========                                  ========
Net interest earnings                                        $8,580                                     $7,512
                                                             ======                                     ======
Net yield on interest earning assets                                     4.40%                                     4.40%

In 2000, the Company's interest income increased by $2,515,926 over 1999, compared to an increase of $703,056 in 1999 over 1998. Also, interest expense on deposits increased by $1,447,364 in 2000 over 1999 compared to an increase of $96,586 in 1999 over 1998. The following table segregates these changes for the past two years into amounts attributable to changes in volume and changes in rates by major categories of assets and liabilities. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                                              2000 Compared to 1999                      1999 Compared to 1998
                                            Increase (Decrease) Due to                Increase (Decrease) Due to
                                     ------------------------------------------------------------------------------------
                                                                             ($000)
                                           Volume          Rate        Total         Volume          Rate          Total
                                           ------          ----        ------        ------         ------         -----
Interest earned on:
  Loans                                    $1,040          $281        $1,321          $462         $ (502)         $(40)
  Taxable securities                          707           277           984           375             54           429
  Tax-exempt securities                       163            69           232           256            (36)          220
  Federal funds sold                         (77)            56          (21)           101            (70)           94
  Time deposits in other banks                  0             0             0             0              0             0
                                           ------          ----        ------        ------         ------          ----
Total interest-earning assets              $1,833          $683        $2,516        $1,194         $ (491)         $703
                                           ======          ====        ======        ======         ======          ====

Interest paid on:
  NOW accounts                                 $9            $0            $9            $4             $1            $5
  Savings deposits                            138            89           227           213            (57)          156
  Time deposits                               656           462         1,118            78           (268)         (190)
  Federal Funds Purchased &                    57            36            93           148            (23)          125
  Securities Sold U/A Repurch.
                                           ------          ----        ------        ------         ------          ----
Total interest-bearing liabilities           $860          $587        $1,447          $443         $ (347)         $ 96
                                           ======          ====        ======        ======         ======          ====

SECURITIES ACTIVITIES

    Income from securities represented approximately 28.5% of total interest income of the Company in 2000 and approximately 24.5% of total interest income of the Company in 1999. At December 31, 2000, the Bank's securities portfolio of $73,121,218 consisted primarily of United States ("U.S.") and federal agency obligations, state and municipal securities, corporate bonds and mortgage-backed securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corp.

    In 1994, the Bank adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, all securities in the Bank's portfolio are either designated as "held to maturity" or "available for sale".

    The following table summarizes the Bank's securities with those designated as available for sale at fair value and securities designated as held to maturity valued at amortized cost as of December 31, 2000 and 1999:

                                                                                   2000                       1999
                                                                                  ($000)                     ($000)
                                                                                  -------                   -------
Available for Sale:
U.S. Treasury and other U.S. government agencies                                  $39,487                   $29,299
States and political subdivisions in the U.S.                                      28,894                    29,077
Other                                                                               1,265                     1,175
                                                                                  -------                   -------
     Total Securities Designated as Available for Sale                            $69,646                   $59,551
                                                                                  =======                   =======
Held to Maturity:
U.S. Treasury and other U.S. government agencies                                      $42                       $47
States and political subdivisions in the U.S.                                       3,433                     3,405
     Total Securities Designated as Held to Maturity                               $3,475                    $3,449
                                                                                  -------                   -------
     Total Securities                                                             $73,121                   $63,000
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

The following table sets forth the maturities and weighted average interest yields of the Bank's securities portfolio (yields on tax-exempt obligations have been computed on a tax-equivalent basis) as of December 31, 2000:

                                                                                     Maturing
                                      ---------------------- ----------------------- ---------------------- ---------------------
                                             Within              After One But          After Five But             After
                                            One Year           Within Five Years       Within Ten Years          Ten Years
                                      ---------------------- ----------------------- ---------------------- ---------------------
                                           Amount  Yield           Amount  Yield          Amount  Yield         Amount  Yield
                                           ------  -----           ------  -----          ------  -----         ------  -----
                                            ($000)                 ($000)                  ($000)                ($000)

CLASSIFIED AS AVAILABLE FOR SALE AT
FAIR VALUE:
U.S. Treasury and other U.S.                   $0  0%              $3,403  6.96%         $13,704  7.68%        $22,380  7.08%
government agencies
States and political subdivisions             432  6.48             5,385  7.02           10,332  7.30          12,745  7.93
Other                                       1,265  6.47                 0  0.00                0  0.00               0  0.00
                                           ------                  ------                -------               -------
     Total Available for Sale               1,697  6.47             8,788  7.00           24,036  7.52          35,125  7.39
CLASSIFIED AS HELD TO MATURITY AT
AMORTIZED COST:
U.S. Treasury and other U.S.                    0  0.00                 0  0.00                0  0.00              42  0.00
government agencies
States and political subdivisions           2,455  6.83               656  7.28              181  8.08             141  8.82
                                           ------                  ------                -------               -------
     Total Held to Maturity                 2,455  6.83               656  7.28              181  8.08             183  6.79
                                           ------                  ------                -------               -------
     Total Securities                      $4,152  6.69            $9,444  7.02          $24,217  7.53         $35,308  7.39
                                           ======                  ======                =======               =======

    At December 31, 2000, approximately $39,529,000 of the Bank's securities portfolio were obligations of the U.S. Treasury and other U.S. government agencies.


LENDING ACTIVITIES

    GENERAL. The Bank has a loan policy which is approved by the Board of Directors on an annual basis. The loan policy addresses the lending authorities of Bank officers, charge off policies, desired portfolio mix, and loan approval guidelines.

    The Bank offers a variety of loan products to its customers including residential and commercial real estate mortgage loans, commercial loans, installment loans and student loans. The Bank primarily extends loans to customers located within the Western New York area. Income on loans represented approximately 70.4% of the total interest income of the Company in 2000 and approximately 74.0% of total interest income in 1999. The Bank's loan portfolio after unearned discounts, loan origination costs and allowances for credit losses totalled $128,779,052 and $116,433,438 at December 31, 2000 and December 31, 1999, respectively. At December 31, 2000, the Bank had established $1,428,467 as an allowance for loan losses which is approximately 1.11% of total loans. This compares with $838,167 at December 31, 1999 which was approximately 0.72% of total loans. The increase to the provision for loan losses reflects the assessment of the New York State economy, the local economy and is in accordance with regulations promulgated by the Office of the Comptroller of the Currency. The net loan portfolio represented approximately 57.4% and 58.6% of the Bank's total assets at December 31, 2000 and December 31, 1999, respectively.

    REAL ESTATE LOANS. Approximately 83.9% of the Bank's loan portfolio at December 31, 2000 consisted of real estate loans or loans collateralized by mortgages on real estate including residential mortgages, commercial mortgages and other types of real estate loans. The Bank's real estate loan portfolio was $109,183,854 at December 31, 2000, compared to $98,868,125 at December 31, 1999.
The real estate loan portfolio increased approximately 10.4% in 2000 over 1999 compared to an increase of 1.4% in 1999 over 1998.

    The Bank offers fixed rate residential mortgages with terms of ten to thirty years with up to an 80% loan-to-value ratio. Fixed rate residential mortgage loans outstanding totaled $21,991,107 at December 31, 2000, which was approximately 16.9% of total loans outstanding. In 1995, the Bank entered into a contractual arrangement with the Federal National Mortgage Association ("FNMA") whereby mortgages can be sold to FNMA and the Bank retains the servicing rights. In 2000, approximately $705,200 of mortgages were sold to FNMA under this arrangement compared to $4,354,561 of mortgages sold in 1999. The Bank currently retains the servicing rights on $8.9 million in mortgages sold to FNMA.

    Since 1993 the Bank has offered adjustable rate residential mortgages with terms of up to thirty years. Rates on these mortgages remain fixed for the first three years and are adjusted annually thereafter. On December 31, 2000, the Bank's outstanding adjustable rate mortgages were $2,235,916 or 1.7% of total loans. This balance did not include any construction mortgages.

    The Bank also offers commercial mortgages with up to a 75% loan-to-value ratio for up to fifteen years on a variable and fixed rate basis. Many of these mortgages either mature or are subject to a rate call after three to five years. The Bank's outstanding commercial mortgages were $61,627,630 at December 31, 2000, which was approximately 47.3% of total loans outstanding. This balance included $5,655,736 in fixed rate and $55,971,894 in variable rate loans, which include rate calls.

    The Bank also offers other types of loans collateralized by real estate such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to fifteen years and up to an 80% loan-to-value ratio. At December 31, 2000, the real estate loan portfolio included $19,971,137 of home equity loans outstanding which represented approximately 15.3% of its total loans outstanding. This balance included $8,976,245 in variable rate and $10,994,892 in fixed rate loans.

    The Bank also offers both residential and commercial real estate-construction loans at up to an 80% loan-to-value ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 2000, fixed rate real estate-construction loans outstanding were $563,200 or 0.43% of the Bank's loan portfolio, and adjustable rate construction loans outstanding were $1,402,355 or 1.1% of the portfolio.

    As of December 31, 2000, approximately $1,966,000 or 1.8% of the Bank's real estate loans were 30 to 90 days delinquent, $256,000 or 0.23% of the bank's real estate loans were more than 90 days delinquent and approximately $1,070,000 or 0.98% of real estate loans were nonaccruing.

    COMMERCIAL LOANS. The Bank offers commercial loans on a secured and unsecured basis including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank's commercial loan portfolio totaled $14,783,192 and $14,173,095 at December 31, 2000 and December 31, 1999,
respectively. Commercial loans represented approximately 11.4% and 12.1% of the Bank's total loans at December 31, 2000 and December 31, 1999, respectively.

    As of December 31, 2000, approximately $72,000 or 0.49% of the Bank's commercial loans were 30 to 90 days past due and $125,000 or 0.85% of its commercial loans were nonaccruing.

    Commercial lending entails significant additional risk as compared with real estate loans. Collateral, where applicable, may consist of inventory, receivables, equipment and other business assets. Approximately fifty-five percent of the Bank's commercial loans are variable rate which are tied to the prime rate.

    INSTALLMENT LOANS. The Bank's installment loan portfolio (which includes commercial and automobile loans, personal loans and revolving credit card balances) totaled $3,140,291 and $2,356,914 at December 31, 2000 and December 31, 1999, respectively, representing approximately 2.4% of the Bank's total loans at December 31, 2000 and 2.0% of the Bank's total loans at December 31, 1999. Traditional installment loans are offered at fixed interest rates with various maturities up to 60 months, on a secured and unsecured basis. On December 31, 2000, the installment loan portfolio included $257,665 in fixed rate card balances at an interest rate of 15.6% and $39,071 in the variable rate option. As of December 31, 2000, approximately $16,000 or 0.51% of the Bank's installment loans were 30-90 days past due and approximately $9,000 or 0.29% of the Bank's installment loans were more than 90 days past due.

    STUDENT LOANS. The Bank's student loan portfolio totaled $337,536 at December 31, 2000 and $371,453 at December 31, 1999. Student loans represented 0.26% of the Bank's total loans at December 31, 2000 and 0.3% of the Bank's total loans at December 31, 1999. These loans are guaranteed by the federal government and the New York State Higher Education Assistance Corporation. The Bank offers student loans at variable interest rates with terms of up to 10 years. In 1995, the Bank entered into a contract with the Student Loan Marketing Association ("SLMA"). Under terms of this agreement, SLMA services the Bank's loans to students who are still in school and subsequently purchases those loans when the student goes into repayment. The Bank sold $800,135 and $873,257 of its student loans to SLMA in 2000 and 1999 respectively. Student loan products include Federal Plus and HEAL loans.

    OTHER LOANS. Other loans totaled $1,350,205 at December 31, 2000 and $1,101,391 at December 31, 1999. Other loans consisted primarily of loans to municipalities, hospitals, churches and non-profit organizations. These loans are at fixed or variable interest rates with multiple maturities. Other loans also include overdrafts.

    DIRECT FINANCING LEASE LOANS. The Bank participates as a lessor in a leasing agreement that is classified as a direct financing lease. The direct financing lease loan totaled $1,040,722 at December 31, 2000. This loan represented 0.80% of the Bank's total loans at December 31, 2000.

    The Bank's ability to lend larger amounts to any one borrower is subject to regulation by the Comptroller of the Currency. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.

    The following table summarizes the major classifications of the Bank's loans (net of deferred origination costs) at December 31, 2000, and 1999:

                                                             December 31,
                                                      -------------------------
                                                          2000           1999
                                                       -------          -----
                                                                ($000)
          Real Estate                                 $109,184        $98,868
          Commercial                                    14,783         14,173
          Installment                                    3,140          2,357
          Student Loans                                    337            371
          All Other                                      1,350          1,101
          Direct Financing Lease                         1,041              0
          Net deferred loan origination costs              372            401
          Total Loans                                  130,207        117,271
                                                       -------        -------
          Allowance for credit losses                  (1,428)          (838)
                                                       -------          -----
          Net loans                                   $128,779       $116,433
                                                      ========       ========

    LOAN MATURITIES. The following table shows the maturities of commercial and real estate construction loans outstanding as of December 31, 2000 and the classification of loans due after one year according to sensitivity to changes in interest rates:

                                                                            ($000)
                                                   0-1 Yr.          1-5 Yrs.        Over 5 Yrs.        Total
                                                   -------          --------        -----------        -----

Commercial                                          $4,741           $5,408           $4,634          $14,783

Real estate construction                             1,411              554                0            1,965
                                                     -----              ---                -            -----

                                                    $6,152           $5,962           $4,634          $16,748
                                                    ======           ======           ======          =======

Loans maturing after one year with:

     Fixed rates                                                     $3,933              $96

     Variable rates                                                   2,029            4,538
                                                                      -----            -----
                                                                     $5,962           $4,634
                                                                     ======           ======


LOAN LOSSES. The following table summarizes the Bank's non-accrual and past due loans as of December 31, 2000 and December 31, 1999. The Bank had no restructured loans as of those dates. Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credit about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses."

                                                   2000              1999
                                                   ----              ----
                                                          ($000)
Nonaccrual loans                                 $1,195            $1,725

Accruing loans past due 90 days or more             265                47
                                                    ---                --

     Total                                       $1,460            $1,772
                                                 ======            ======


Information with respect to nonaccrual loans at December 31, 2000 and December 31, 1999 is as follows:

                                                   2000              1999
                                                   ----              ----
                                                          ($000)
Nonaccrual loans                                 $1,195            $1,725

Interest income that would have been recorded        78                76
under the original terms

Interest income recorded during the period           70                43

At December 31, 2000, $1,195,000 of nonaccrual loans are collateralized.

    The following tables summarize the Bank's allowance for loan losses and changes in the allowance for credit losses by loan categories:

              ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN LOSSES

                                                       2000              1999
                                                       ----              ----
BALANCE AT BEGINNING OF YEAR                         $838,167          $729,199
       CHARGE-OFFS
            Commercial, Financial, Agricultural      (53,799)          (26,130)
            Real Estate - Mortgages                  (47,794)          (25,447)
            Installment Loans                         (3,463)          (18,966)
                                                      ------           -------
            TOTAL CHARGE-OFFS                       (105,056)          (70,543)
       RECOVERIES
            Commercial, Financial, Agricultural           238               500
            Real Estate - Mortgages                     1,368               384
            Installment Loans                           4,750             8,138
            Overdrafts                                      0               489
                                                            -               ---
            TOTAL RECOVERIES                            6,356             9,511
                                                        -----             -----
NET CHARGE-OFFS                                      (98,700)          (61,032)
ADDITIONS CHARGED TO OPERATIONS                       689,000           170,000
                                                      -------           -------
BALANCE AT END OF YEAR                             $1,428,467          $838,167
                                                   ==========          ========

The increase to the allowance for loan losses reflects the continued growth trend in commercial loans and the Bank's assessment of the local and New York State economic environment. Both have lagged behind national prosperity. In the event of an economic downturn, the Bank's market would be more susceptible to potential credit problems due to the marginal job growth, the declining population base and the concentration of loans in commercial real estate. The Bank's increase to the allowance in the fourth quarter of 2000 is in accordance with the regulations promulgated by the Office of the Comptroller of the Currency.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                              Balance at         Balance at     Percent of Loans
                               12/31/00           12/31/99      in Each Category
                           Attributable to:   Attributable to:   to Total Loans:
                           ----------------   ----------------  ----------------
                                                                  2000      1999
                                                                 -----     -----
Real Estate Loans               $600,206          $716,035        84.1%    84.7%
Commercial Loans & Leases         95,528            50,297        12.2     12.1
Installment Loans
 (Includes Credit Cards)          65,992            56,203         2.4      2.0
Student Loans                          0                 0         0.3      0.3
All Other Loans                        0                 0         1.0      0.9
Unallocated                      666,741            15,632         n/a      n/a
                              ----------          --------       -----    -----
    Total                     $1,428,467          $838,167       100.0%   100.0%
                              ==========          ========       =====    =====

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

    DEPOSITS. The Bank offers a variety of deposit products including checking, passbook, statement savings, money market, NOW accounts, certificates of deposit and jumbo certificates of deposit. Deposits of the Bank are insured up to the limits provided by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2000, the Bank's deposits totalled $186,701,319 consisting of the following:


       Demand deposits                                     $ 36,607,680
       NOW and Money Market accounts                          9,550,131
       Regular savings                                       58,142,285
       Time deposits, $100,000 and over                      30,779,658
       Other time deposits                                   51,621,565
                                                           ------------
            Total                                          $186,701,319
                                                           ============


The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank:

                                                                 2000                             1999
                                                           ----------------                ----------------

                                                                     Weighted                        Weighted
                                                      Average        Average            Average      Average
                                                      Balance          Rate             Balance        Rate
                                                               ($000)                           ($000)

        Demand Deposits                               $ 33,973          ---%            $ 28,273        ---%
        NOW and Money Market Accounts                    8,668          .98%               7,721        .98%
        Regular Savings                                 60,056         2.77%              55,308       2.60%
        Time Deposits                                   77,073         5.61%              64,754       4.96%
                                                        ------                            ------
        Total                                         $179,770         3.38%            $156,056       3.03%
                                                      ========                          ========

    The Bank has a very stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

FEDERAL FUNDS PURCHASED AND OTHER BORROWED FUNDS. Another source of the Bank's funds for lending at December 31, 2000 consisted of long term borrowings from the Federal Home Loan Bank.

    Other borrowed funds consisted of a $4,409,068 long-term borrowing. $4,000,000 of the long-term borrowings consisted of various advances from the Federal Home Loan Bank with interest rates ranging from 4.83% to 5.07%. The maturities of other borrowed funds are as follows:


    2001                                               $409,068
    2002                                              1,000,000
    2003                                              2,000,000
    2004                                              1,000,000
                                                      ---------
    Total                                          $  4,409,068
                                                   ------------

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. The Bank enters into agreements with depositors to sell to the depositors securities owned by the Bank and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The depositor is informed the securities are held in safekeeping by the Bank on behalf of the depositor. Securities sold under agreements to repurchase totaled $3,869,172 at December 31, 2000 compared to $3,699,829 at December 31, 1999.

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

    The following table summarizes the interest rate sensitivity analysis for the Bank as of December 31, 2000 for the periods indicated:

                                     0 to 3     4 to 12  One to Five  Over Five
                                     Months     Months      Years       Years
                                     ------     ------      -----       -----
                                                  (in millions)

Interest-sensitivity assets          $42.8      $26.5       $ 86.2      $47.6
Interest-sensitivity liabilities      46.4       35.9        108.0        4.7
                                     -----      ------      ------      -----
Interest sensitivity gap             $(3.6)     $(9.4)      $(21.8)     $42.9
                                     =====      ======      ======      =====


    The primary assets and liabilities in the one year maturity range are securities, commercial loans and time deposits. As of December 31, 2000, the Bank's cumulative one year gap ratio (rate sensitive assets divided by rate sensitive liabilities) was .84 as compared to .72 at December 31, 1999 and .81 as of December 31, 1998. The Bank has more liabilities than assets repricing over the next twelve months. However, since liabilities tend to reprice less quickly than assets, management believes that earnings will not be significantly impaired should rates rise.

         The following schedule sets forth the maturities of the Bank's time deposits as of December 31, 2000:

                                            Time Deposit Maturity Schedule
                                            ------------------------------
                                                   (in millions)
                                       0-3     3-6      6-12     Over
                                       Mos.    Mos.     Mos.   12 Mos.    Total
Time deposits - $100,000 and over     $21.1    $3.2     $4.0    $2.5     $30.8
Other time deposits                    10.0     6.4     13.2    22.0      51.6
                                       ----     ---     ----    ----      ----
Total time deposits                   $31.1    $9.6    $17.2   $24.5     $82.4
                                      =====    ====    =====   =====     =====

MONETARY POLICY

     The earnings of the Company and the Bank are also affected by the monetary policy of the Federal Reserve Board. An important function of the Federal Reserve System is to regulate the money supply and prevailing interest rates. Among the instruments used to implement those objectives are open market operations in U.S. Government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans by the Bank or paid on its deposits


ENVIRONMENTAL MATTERS

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


COMPETITION

    All phases of the Bank's business are highly competitive. The Bank competes actively with local commercial banks as well as other commercial banks with branches in the Bank's market area of southern Erie County, northern Chautauqua County, and Northwestern Cattaraugus County, New York. The Bank considers its major competition to be HSBC Bank USA (formerly Marine Midland Bank) and Manufacturers and Traders Trust Company, both headquartered in Buffalo, New York. Other major competition consists of Key Bank, N.A., and Fleet National Bank of New York, both headquartered in Albany, New York and also First Niagara Bank (formerly Lockport Savings Bank), headquartered in Lockport, New York. Additional competition includes Charter One Bank, headquartered in Cleveland, Ohio and Citibank, NA, headquartered in Rochester, New York. The Bank is generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

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

    Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches. Branches may be established within the permitted areas of New York State only after approval by the Comptroller of the Currency.

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

    The Gramm-Leach-Bliley Act of 1999 modernizes the laws regarding the financial services industry by expanding considerably the powers of banks and bank holding companies to sell financial products and services. The Act authorizes operating subsidiaries of national banks to sell financial products without geographic limitation, reforms the Federal Home Loan Bank system to increase access to loan funding, protects banks from certain state insurance regulation considered discriminatory and includes new provision in the area of privacy and customer information. The Bank utilized the provisions of this act to commence the operations of M&W Agency, Inc. and ENB Associates Inc.

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

    A comparison of the Bank's capital ratios as of December 31, 2000 and December 31, 1999 with these minimum requirements is presented below:
                                         Bank
                               -----------------------
                                                             Minimum
                                 2000          1999       Requirements
                                 ----          ----       ------------
Total Risk-based Capital        16.6%          16.6%           8%
Tier 1 Risk-based Capital       15.6%          15.9%           4%
Leverage Ratio                   9.9%          10.1%          3-5%

As of December 31, 2000, the Bank met all three capital requirements.

    Management is not aware of any known trends, events, uncertainties, or current regulatory recommendations that will have, or that are reasonably likely, to have a material effect on the Bank's liquidity, capital resources or operations.

SUBSIDIARIES OF THE BANK

    M&W AGENCY, INC. Effective September 1, 2000, the Company completed its previously announced acquisition of the assets, business and certain liabilities of M&W Group, Inc., a retail property and casualty insurance agency headquartered at Silver Creek, New York, with offices located in Angola, North Collins, South Dayton, Cattaraugus, Randolph and West Seneca, New York. The insurance agency acquired will be operated through M&W Agency, Inc. ("M&W"), a newly formed operating subsidiary of the Bank.

    M&W's legal headquarters are located at 265 Central Ave., Silver Creek, New York 14136. M&W is a full-service insurance agency offering personal, commercial and financial services products. It also has a small consulting department. As of December 31, 2000, on an annualized basis, M&W had a premium volume of $13,000,000 and total income of $2,158,870.

    M&W's primary market area is southern Erie, Chautauqua and Cattaraugus counties. M&W maintains offices in Silver Creek, Angola, North Collins, West Seneca, Cattaraugus, South Dayton and Randolph, New York. All lines of personal insurance are provided including automobile, homeowners, umbrellas, boats, recreational vehicles and landlord coverages. Commercial insurance products are also provided, consisting of property, liability, automobile, inland marine, workers compensation, umbrellas, bonds and crop insurance. M&W also provides the following financial services products: life and disability insurance, medicare supplements, long term care, annuities, mutual funds, retirement programs and New York State Disability.

    M&W has a small consulting division which does work almost exclusively with school districts. The majority of the work is done in preparing specifications for bidding and reviewing existing insurance programs. The majority of the consulting accounts are located in Central and Eastern New York. In the personal insurance area the majority of M&W's competition comes from direct writers as well as some small local agencies located in the same towns and villages in which M&W has offices. In the commercial business segment the majority of the competition comes from larger agencies located in and around Buffalo, New York. With the large number of carriers it has available, they have been able to remain competitive in all aspects of their business.

    M&W is regulated by the New York State Insurance Department. It meets and maintains all licensing and continuing education requirements required by the State of New York.

ENB ASSOCIATES INC. ENB Associates Inc., a wholly-owned subsidiary of the Bank, was established during the first quarter of 2000 and provides non-deposit investment products, such as mutual funds and annuities, to bank customers at bank branch locations. ENB Associates Inc. has an investment services agreement with O'Keefe Shaw & Co.,Inc., through which ENB can purchase and sell securities to its customers. Prior to 2000, there was no impact on the Company's financial statements for this subsidiary.

    Commencing in 2000, the Company operates in two reportable segments-banking and insurance. For the years ended December 31, 1999 and 1998 the Company determined that its business was comprised of banking activity only.

EMPLOYEES

    As of February 28, 2001, the Bank employed 84 persons on a full-time basis and 10 part-time employees. In addition, ENB Associates Inc. employed 1 person on a full-time basis. M&W Agency, Inc. also employed 29 persons on a full-time basis and 3 part-time employees.

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

      In 1995, the Bank purchased property adjacent to the Derby Office, providing additional parking facilities for customers and enabling future expansion. An existing building on the property was leased to a tenant for a five year term which expired November 30, 2000. The Bank is extending the lease on a month to month basis until the present tenant vacates the building in 2001. At that time the Bank will renovate the building for its own use.

    The Bank purchased a vacant lot across from the North Boston Branch in 1991. Preliminary work has been done on the site. The construction and furnishing of a new office in North Boston, on the vacant lot, is anticipated to be ready for occupancy the fourth quarter of 2001. At this time the current lease agreement with the existing North Boston Branch will continue through December 31, 2001.

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

    The Bank opened an in-school branch banking facility in the West Seneca East High School, 4760 Seneca Street, West Seneca, N.Y. 14224. The in-school branch has a cash dispensing style ATM located at the site. There are no lease payments required.

    M&W leases the following offices from Millpine Enterprises, a partnership owned by Mr. Robert Miller and his family: 265 Central Avenue, Silver Creek, New York; 5 Commercial Street, Angola, New York; 11 Main Street, Cattaraugus, New York; 213 Pine Street, South Dayton, New York. Each lease is dated September 1, 2000 and extends for a period of four years with three options to renew for an additional three year term each.

    M&W also leases the following offices on a month to month basis: 10510 Main Street, North Collins, New York; 7 Bank Street, Randolph, New York.

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


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

    None.

                                     PART II
                                     -------

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           ---------------------------------------------------------------------

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

                                    2000                      1999
              QUARTER         High         Low          High         Low
              -------         ----         ---          ----         ---
              FIRST          $47.00       $47.00       $45.00       $45.00
              SECOND         $47.00       $47.00       $46.00       $45.00
              THIRD          $47.00       $47.00       $47.00       $46.00
              FOURTH         $47.00       $47.00       $47.00       $47.00

    (b) HOLDERS. As of January 31, 2001, 1,759,601 shares of the Company's Common Stock were outstanding and the number of holders of record of the Common Stock at that date was 1237.

    (c)  DIVIDENDS.

           CASH DIVIDENDS.

                The Company paid a cash dividend of $.23 per share on April 1, 1999 to holders of record on February 23, 1999.

                The Company paid a cash dividend of $.24 per share on October 8, 1999 to holders of record on September 21, 1999.

                The Company paid a cash dividend of $.25 per share on April 5,
            2000 to holders of record on February 15, 2000.

                The Company paid a cash dividend of $.27 per share on October 5,
            2000 to holders of record on .. September 21, 2000.

                The Company has declared a cash dividend of $.27 per share payable on March 27, 2001 to holders of record on February 27, 2001.

                The amount, if any, of future dividends will be determined by the Company's Board of Directors . and will depend upon the Company's earnings, financial conditions and other factors considered by the Board of Directors to be relevant. Banking regulations limit the amount of dividends that may be paid without prior approval of the Comptroller of the Currency. See Footnote 18 to the Consolidated Financial Statements.

            STOCK DIVIDENDS. There was no stock dividend in 2000 or 1999. On April 29, 1997, the shareholders approved a five for one stock split which was effective May 1, 1997.

    The following table shows consolidated operating and capital ratios for the Company for the last three years:

                                      2000           1999            1998
                                      ----           ----            ----
Return on Average Assets             1.53%           1.10%           1.24%

Return on Average Equity             15.25%         10.72%          11.63%

Dividend Payout Ratio                28.41%         39.50%          30.84%

Equity to Assets Ratio               11.54%         10.17%          10.81%

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA
           ------------------------------------

For the Year Ended December 31,               2000               1999               1998               1997              1996
RESULTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------------
Interest Income                      $    15,070,769    $     12,554,843    $    11,851,787    $    11,072,851   $     9,799,815
---------------------------------------------------------------------------------------------------------------------------------
Interest Expense                           6,490,680           5,043,316          4,946,730          4,588,056         3,912,761
---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                        8,580,089           7,511,527          6,905,057          6,484,795         5,887,054
---------------------------------------------------------------------------------------------------------------------------------
Non-Interest Income                        3,648,181           1,342,918          1,220,194            950,662           930,986
---------------------------------------------------------------------------------------------------------------------------------
Non-Interest Expense                       7,535,034           6,050,175          5,196,900          4,849,182         4,555,398
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                 3,222,986           2,027,270          2,043,351          1,802,275         1,614,642
---------------------------------------------------------------------------------------------------------------------------------


BALANCE SHEET DATA

---------------------------------------------------------------------------------------------------------------------------------
Total Assets                         $   224,549,143    $    198,788,383    $   174,120,230    $   158,542,163   $   140,898,057
---------------------------------------------------------------------------------------------------------------------------------
Loans - Net                              128,779,052         116,433,438        110,526,449        101,627,427        92,087,902
---------------------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses                  1,428,467             838,167            729,199            609,539           546,954
---------------------------------------------------------------------------------------------------------------------------------
Securities                                73,121,218          62,999,678         50,059,972         40,400,374        36,054,324
---------------------------------------------------------------------------------------------------------------------------------
Total Deposits                           186,701,319         169,948,899        144,083,636        138,391,327       123,461,379
---------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity                      25,179,072          18,284,938         18,623,413         17,039,300        15,510,083
---------------------------------------------------------------------------------------------------------------------------------


PER SHARE DATA

---------------------------------------------------------------------------------------------------------------------------------
Net Income                           $          1.83    $           1.19    $          1.20    $          1.06   $          0.95
---------------------------------------------------------------------------------------------------------------------------------
Cash Dividend                        $          0.52    $           0.47    $          0.37    $          0.30   $          0.22
---------------------------------------------------------------------------------------------------------------------------------
Book Value at Year End               $         14.31    $          10.76    $         10.96    $         10.03   $          9.13
---------------------------------------------------------------------------------------------------------------------------------
Market Value                         $         47.00    $          47.00    $         45.00    $         38.00   $        27.20*
---------------------------------------------------------------------------------------------------------------------------------
Weighted Average Shares                    1,756,695           1,698,523          1,698,612          1,698,950         1,698,950
---------------------------------------------------------------------------------------------------------------------------------

*Retroactively adjusted for stock dividends and stock splits


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------

    This discussion is intended to compare the performance of the Company for the years ended December 31, 2000, 1999 and 1998. The review of the information presented should be read in conjunction with the consolidated financial statements and accompanying notes.

Evans National Bank (the "Bank"), a wholly-owned subsidiary of Evans Bancorp, Inc. (the "Company") is a nationally chartered bank founded in 1920 which is headquartered in Angola, New York. The Bank's principal business is to provide full banking services to consumer and commercial customers in Erie, Chautauqua and Cattaraugus Counties of Western New York.

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

On February 15, 2000 the Bank entered into an agreement with O'Keefe Shaw & Co., Inc. establishing ENB Associates Inc. ("ENB"), a wholly-owned subsidiary of the Bank. As part of the Bank's banking activities, on March 11, 2000 ENB Associates Inc. began the activity of providing non-deposit investment products, such as annuities and mutual funds, to bank customers.

Effective September 1, 2000 the Company completed the acquisition of the assets, business and certain liabilities of M&W Group, Inc., a retail property and casualty insurance agency headquartered in Silver Creek, New York, with offices located in Angola, North Collins, South Dayton, Cattaraugus, Randolph, and West Seneca, New York. The insurance agency acquired is operated through M&W Agency, Inc. a wholly-owned subsidiary of the Bank. M&W Agency, Inc. sells various premium-based insurance policies on a commission basis.

Commencing in 2000, the Company operates in two reportable segments-banking and insurance. For the years ended December 31, 1999 and 1998, the Company determined that its business was comprised of banking activity only.

The following discussion of financial condition and results of operations of the Company and the Bank and its wholly-owned subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes.

Statements included in this Management's Discussion and Analysis may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company or the Company's management and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

RESULTS OF OPERATIONS

Net interest income, the difference between interest income and fee income on earning assets, such as loans and securities, and interest expense on deposits and borrowings, provides the basis for the Bank's results of operations. These results are also impacted by non-interest income, the provision for credit losses, non-interest expense and income taxes. Net income of $3,222,986 consists of $3,178,293 related to the Company's banking activities and $44,693 related to the Company's insurance activities. The total net income of $3,222,986 or $1.83 per share in 2000 increased considerably over net income of $2,027,270 or $1.19 per share for 1999. This increase is partially attributable to proceeds from a life insurance policy recorded at the end of December 2000, naming the Bank as beneficiary. This policy was purchased to indirectly fund a future obligation of the Bank as part of the Supplemental Employee Retirement Plan ("SERP"). Without the life insurance proceeds the per share data is comparable to 1999.

NET INTEREST INCOME

Net interest income, before the provision for credit losses, increased 14.2% from 1999 to 2000, compared to an increase of 8.8% from 1998 to 1999. Average earning assets increased $25.4 million in 2000 versus an increase of $19.3 million in average interest-bearing liabilities. The tax-equivalent yield on earning assets increased 36 basis points from 7.71% in 1999 to 8.07% in 2000. The cost of funds increased 45 basis points, from 3.75% in 1999 to 4.20% in 2000. The Bank's net interest margin remained the same, 4.43% at December 31, 2000 and at December 31, 1999.

In 1999, the increase in net interest income of 8.8% was due to an increase of $18.5 million in earning assets over 1998. The tax-equivalent yield earned on those assets dropped 40 basis points from the prior year, to 7.71% from 8.11%. The average cost of funds on interest-bearing liabilities decreased 34 basis points over that time period, from 4.09% in 1998 to 3.75% in 1999. The volume of interest-bearing liabilities increased 11.3% in 1999 over 1998 or $13.6 million. The Bank's net interest margin narrowed from 4.52% in 1998 to 4.43% in 1999.

    Management believes there are two main factors contributing to the net interest margin remaining the same for 2000 and 1999. One factor is the impact of the interest rate policy of the Federal Reserve. In its efforts to slow down the economy, the Federal Reserve Board increased short-term interest rates three times for a total of 75 basis points in 1999, increasing rates 25 basis points on three occasions beginning in June. In 2000, Federal Reserve raised rates an additional 100 basis points, 25 basis points in February, 25 basis points in March and 50 basis points in May. These moves led to increases in the prime rate. Interest rates on new securities issues have increased as well. Investments were made throughout the year to take advantage of the high yields available.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the amount charged against the Bank's earnings to establish a reserve of allowance sufficient to absorb expected loan losses based on management's evaluation of the loan portfolio. Factors considered include loan concentrations, charge-off history, delinquent loan percentages, input from regulatory agencies and general economic conditions. In 2000, the Bank increased the amount charged against earnings for loan losses to $689,000 from $170,000 in 1999. In 1998, $150,000 was charged against earnings for this purpose.

    The following table summarizes the Bank's actual loan losses, total of non-performing loans and total allowance for loan losses for 2000, 1999 and 1998, both in dollars and as a percentage of total loans outstanding:


                                                   2000                      1999                       1998
----------------------------------------------------------------------------------------------------------------------
Actual Loan Losses                          $105,056       0.08%       $70,543        0.06%       $71,458       0.06%
----------------------------------------------------------------------------------------------------------------------
Non-Performing Loans                      $1,460,000       1.13%    $1,771,625        1.52%    $1,452,000       1.32%
----------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses                 $1,428,467       1.11%      $838,167        0.72%      $729,199       0.66%
----------------------------------------------------------------------------------------------------------------------

Although an increase in loan losses was experienced in the past year, the increase in the reserve is reflective of a continued growth trend in commercial loans as well as management's assessment of the local economic environment. The local economy has lagged behind both New York State and national prosperity, while continuing to be hampered by marginal job growth and a declining population base. Although not reflected in the Bank's historical performance, the portfolio may be susceptible in the event of an economic downturn. Management's increase to the reserve during the fourth quarter of 2000 was a result of their analysis of the above factors and is deemed to be in compliance with regulations promulgated by the Office of the Comptroller of the Currency.

NON-INTEREST INCOME

Total non-interest income increased approximately $2,305,000 or 171.7% in 2000 over 1999. This compares to an increase of approximately $123,000 from 1998 to 1999. Non-interest income for 2000 included approximately $1,380,000, which the Bank recorded as the beneficiary of a life insurance policy on the former Chairman, President and CEO. Approximately $158,000 was recorded for an increase in the cash surrender value of life insurance policies held on certain bank officers. Approximately $114,000 was recorded for an increase in the cash surrender value of life insurance policies held on certain directors.

    In 2000, the Bank received a six-month benefit from the service charge increase instituted in July 2000. Loan-related income increased in 2000. This included prepayment penalties collected on loans and dividends received as a result of the Bank's participation in the New York State Bankers Group Insurance Trust.

    Losses realized on the sale of assets totaled approximately $88,000 in 2000 versus approximately $16,000 in gains realized in 1999. In 2000, planned sales of securities resulted in net losses of $53,000. These losses will be offset by additional interest income earned on the reinvestment of proceeds in higher-yielding bonds.

    Premiums received on the sale of student loans to the Student Loan Marketing Association ("SLMA") were approximately $5,600. In 1999, gains on sales to SLMA were approximately $6,400. About $2,200 in premiums were received on mortgages sold to the Federal National Mortgage Association ("FNMA") in 2000. This compares to $7,800 received in 1999. The Bank has been affiliated with both SLMA and FNMA since 1995. The Bank also sold in 2000, two properties, which it owned as a result of foreclosure. Total losses of $35,000 were experienced on these sales.

         Other non-interest income reflected an increase of approximately $646,000 due to sales of insurance by the M&W Agency, Inc., since it was acquired in September 2000.

NON-INTEREST EXPENSE

Total non-interest expense increased approximately $1.5 million or 24.5% in 2000 over 1999.
In 2000, the ratio of non-interest expense to average assets was 3.55% compared to 3.24% in 1999 and 3.14% in 1998. Non-interest expense categories include those most impacted by branch expansion, the acquisition of the M&W Agency, Inc. and the addition of ENB Associates Inc.-salaries, occupancy, advertising, and supplies, among others. Salary and benefit expense increased 23.0% in 2000. Of the $739,000 increase, approximately $374,000 is attributable the addition of the M&W Agency, Inc. The remainder of the increase included merit/promotional increases, other additional staffing and expenses related to the Bank's retirement plans. Occupancy expenses increased about $115,000 or 12.7%. The cost of the occupancy expense for the acquired M&W Agency, Inc. contributed $42,000 to occupancy expense. Approximately $24,000 in increased expense for supplies included materials purchased as a result of the Bank's Year 2000 initiative in January. This included forms and envelopes used to provide each customer with a bank statement as of December 31, 1999, in addition to their regularly scheduled statement. This also included the purchase of stationery with the Bank's new logo. Repairs and maintenance increased approximately $33,000 or 14.1%. This was largely due to M&W Agency, Inc. Advertising costs went down $13,000 or 8.1% from the total in 1999. In 1999 advertising costs had increased over the prior year by $42,000 or 36.0%. About 75% of the increase was attributed to the promotion of the newly-opened West Seneca branch over that time period. The remaining 25% of that amount was spent on promoting the Bank's PC and telephone banking services. Professional services increased about $41,000 or 16.7% due to increased fees. The FDIC assessment increased 102.3% in 2000. New assessment rates went into effect on January 1, 2000. Other insurance increased approximately $85,000 or 30.9% due to premiums paid for life insurance policies held on certain bank officers and directors.
    Miscellaneous other expenses increased 53.9% or approximately $444,000 in 2000.
Expenses associated with originating loans, telephone costs, postal costs, maintenance on foreclosed properties and correspondent bank service charges also fall under miscellaneous expenses. All of these categories increased in 2000. Miscellaneous other expenses were impacted by the M&W Agency, Inc. acquisition, of approximately $70,000. Expense also related to the M&W Agency, Inc. acquisition is four months of goodwill expense of approximately $106,000.

TAXES

The provision for income taxes in 2000 of $781,000 reflects an effective tax rate of 19%. This compares to $607,000 or 23% in 1999 and $735,000 or 27% in 1998. The favorable tax position maintained by the Bank is attributable to the substantial investments in tax advantaged municipal bonds and the life insurance proceeds recorded as tax exempt income in 2000. The effective tax rate without the life insurance proceeds would have been 31%.

FINANCIAL CONDITION

The Bank had total assets of $224.5 million at December 31, 2000, an increase of $25.8 million or 13.0% over $198.8 million at December 31, 1999. Net loans of $128.8 million increased 10.6% or $12.3 million over the previous year. Securities increased $10.1 million or 16.1% and cash and cash equivalents decreased $2.6 million or 21.9%. Deposits grew by $16.8 million or 9.9%. Shareholders' equity increased $6.9 million or 37.7%, approximately $2.9 million of which is attributable to the acquisition of M&W Agency, Inc. Unrealized gains/losses on investment securities held by the Bank increased $1.7 million over 1999.

LOANS

Loans comprised 61.8% of the Bank's total average earning assets in 2000. Actual year-end balances increased 10.6% versus an increase of 5.3% in 1999 and 8.8% in 1998. The Bank continues to focus its lending on commercial and residential mortgages, commercial loans and home equity loans. Commercial mortgages make up the largest segment of the portfolio at 47.9% of total loans. Residential mortgages comprise 18.9% of the portfolio and commercial loans account for 14.1% of outstanding loans. 15.5% are home equity loans and direct financing lease loans account for 1.0% of outstanding loans.
    At December 31, 2000, the Bank had a loan/deposit ratio of 69.7%. This compares to a loan/deposit ratio of 69.0% at December 31, 1999.
    The Bank currently retains the servicing rights to $8.9 million in long-term mortgages sold to the Federal National Mortgage Association ("FNMA") since becoming a member in 1995. This arrangement allows the Bank to offer long-term mortgages without exposure to the associated interest rate risks, while retaining customer account relationships.
    The Bank continues its contractual arrangement with the Student Loan Marketing Association ("SLMA") whereby SLMA services the Bank's loans to borrowers who are still in school and subsequently purchases those loans. Approximately $800,000 in student loans were sold to SLMA in 2000. Student loans presently make up 0.26% of total loans.

SECURITIES AND FEDERAL FUNDS SOLD

Securities and federal funds sold made up the remaining 38.2% of the Bank's total average earning assets at December 31, 2000. These categories provide the Bank with additional sources of liquidity and income. The Bank's securities portfolio increased 16.1% over the prior year. It continues to be strongly concentrated in tax-advantage municipal bonds, which make up 43.0% of the portfolio, US government-guaranteed mortgage-backed securities which make up 21.6% of bonds, and US government-sponsored agency bonds of various types which comprise 32.4% of the total. As a member of both the Federal Reserve System and the Federal Home Loan Bank, the Bank is required to hold stock in those entities. These investments made up 1.7% of the portfolio at December 31, 2000. The credit quality of the portfolio is strong, with 89% of the portfolio carrying the equivalent of a Moody rating of AAA.
    Federal funds sold balances are largely maintained for liquidity purposes. The average balance maintained in fed funds sold declined in 2000 to 1.3% of total average earning assets from 2.1% the previous year. In 1999, the Bank maintained higher balances in these overnight investments as part of its liquidity contingency plan for the Year 2000.
    The tax-equivalent yield earned on securities and federal funds sold increased 57 basis points in 2000 moving from 6.33% in 1999 to 7.00% in 2000. This compares to 6.58% in 1998. High yields were available on bonds throughout the year, and new investments were concentrated in longer term bonds with call protection. Also, low-yielding bonds were sold and replaced with higher-yielding bonds. Although the Bank experienced $53 thousand in net losses on these sales, the losses will be made up in additional interest income. As stated earlier, the volume of federal funds sold decreased in 2000, however, the yield on this category increased from 4.94% in 1999 to 6.04% in 2000.
    Statement of Financial Accounting Standard ("SFAS") No. 115 outlines accounting and reporting requirements for investment securities. All securities are designated at the time of purchase as either "held to maturity" or "available for sale". Securities designated as held to maturity are stated on the balance sheet at amortized cost. Those designated as available for sale are reported at fair market value. At December 31, 2000, $3,475,401 in securities were designated as held to maturity. These bonds are primarily investments that the Bank has made in its local trade area.
    The available for sale portfolio totaled $69,645,817 or approximately 95.2% of the Bank's securities portfolio at December 31, 2000. Net unrealized gains and losses on available for sale securities resulted in a net unrealized gain of $786,030 at December 31, 2000 as compared to a net unrealized loss of $1.7 million at December 31, 1999. Rates increased at the end of 1999, driving market prices down on fixed income bonds held in the portfolio. Although rates did not decrease until January of 2001, the anticipation of decreasing rates drove market prices up at the end of 2000. Unrealized gains and losses on available for sale securities are reported, net of taxes, as a separate component of shareholders' equity. At December 31, 2000, the impact to equity was a net unrealized gain of $534,500.

DEPOSITS

Total deposits increased $16.8 million or 9.9% in 2000 over 1999. Although all of the Bank's branches have experienced deposit growth, the most significant increases have come from the West Seneca and Hamburg offices opened in 1999 and 1995, respectively. Core deposit growth has been an area the Bank has focused on and success is evident in the 23.3% increase in Demand Deposits and 18.7% increase in NOW accounts. Although the year-end balance in regular savings declined 1.2% from the previous year, the decrease has been concentrated in the traditional passbook and statement savings products. The tiered rate Premium Savings product remains a strong product with balances averaging $18.9 million in 2000. In 2000, the Bank added a new Business Savings account for commercial customers, which has averaged about $3.4 million in balances per month. Time deposits of less than $100,000 increased 15.9% in 2000 as customers took advantage of the favorable rate environment and put money in certificates of deposit of various terms.
    Certificates of deposit in excess of $100,000 increased 6.7%. These funds are generally not considered core deposits. Most of these deposits are obtained from municipalities through the competitive bidding process. Others are obtained from commercial and retail customers looking for the safety of a FDIC-insured deposit. These deposits have increased significantly over the past several years due to the Bank's expansion of its trade area.
    Evans National Bank remains committed to providing quality products and making banking convenient for its customers. The Eas-E Line services, which include telephone and personal computer banking, will soon be supplemented by Eas-E Net Internet Banking. This new service will enable customers to access account information and pay bills via the Internet. The Bank's recently developed website, evansnationalbank.com, is another resource for obtaining information regarding the Bank's products and services. In March 2000 the Bank formed ENB, an investment subsidiary, which provides customers with the opportunity to purchase mutual funds and annuities at their local branch of the Bank. In September, the Bank acquired an insurance subsidiary, M & W Agency, Inc., which specializes in property and casualty insurance. M & W has seven offices throughout the Bank's trade area, including one conveniently located in the Bank's West Seneca branch.
    In 2000, the Bank opened an in-school branch banking facility in West Seneca East High School. This facility is staffed by students, and provides not only access to bank services, but also an educational opportunity for students who may be interested in banking as a career.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the Federal Home Loan Bank ("FHLB"), the Bank is able to borrow funds at competitive rates. Advances of up to $10.8 million can be drawn on the FHLB via the Overnight Line of Credit Agreement. An amount equal to 25% of the Bank's total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase $4,000,000 in federal funds from one of its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the discount window.
    The cash flows from the investment portfolio are laddered to provide funds principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices to ensure that a sufficient amount of securities is available that could be sold without incurring significant losses. At December 31, 2000 approximately 5.7% of the Bank's securities had maturities of one year or less and approximately 18.6% had maturity dates of five years or less. At December 31, 2000 the Bank had net short-term liquidity of $18.0 million as compared to $7.9 million at December 31, 1999. Available assets of $76.3 million less public and purchased funds of $45.7 million resulted in a long-term liquidity ratio of 167% versus 149% at December 31, 1999.
    Liquidity needs can also be met by aggressively pursuing municipal deposits, which are normally awarded on the basis of competitive bidding. The Bank maintains a sufficient level of US government and government agency securities and New York State municipal bonds that can be pledged as collateral for these deposits.
    Total cash and cash equivalents decreased approximately $2.6 million or 21.9% from 1999 to 2000. Excess cash was kept for the Y2K contingency for year-end 1999. Since then the excess cash has been reinvested in the securities portfolio resulting in the decrease in total cash and cash equivalents for year-end 2000.

INTEREST RATE RISK

Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or reprice at different times or on a different basis. ALCO analyzes the gap position on a monthly basis to determine the Bank's exposure to interest rate risk. The gap position is the difference between the total of the Bank's rate-sensitive assets and rate-sensitive liabilities maturing or repricing during a given time frame. A "positive" gap results when more assets than liabilities reprice and a "negative" gap results when more liabilities than assets reprice within a given time period. Because assets historically reprice faster than liabilities, a slightly negative gap position is considered preferable. At December 31, 2000 the Bank was in a negative gap position with $13.0 million more in rate-sensitive liabilities repricing over the next year than in rate-sensitive assets. The Bank's asset/liability limit, as defined in its asset/liability policy, is a difference of +/- 15% of the Bank's total assets, which amounted to +/- $33.7 million at December 31, 2000. The gap ratio (rate-sensitive assets/rate-sensitive liabilities) at that date was 84%.


Expected maturity date-
year ended December 31,                  2001      2002      2003      2004      2005     There-after    Total    Fair Value

INTEREST-EARNING
ASSETS ($000S)
-----------------------------------------------------------------------------------------------------------------------------
Loans Receivable, Fixed Rate            11,581     6,161     5,876     4,336     4,448        18,265    50,667        51,052
Average Interest Rate                    8.91%     8.88%     8.76%     8.54%     8.31%         8.03%
-----------------------------------------------------------------------------------------------------------------------------
Loans Receivable, Adj. Rate             18,836     4,709     3,898     2,311     6,264        42,282    78,300        78,300
Average Interest Rate                    9.83%     9.19%     8.93%     9.35%     8.96%         8.70%
-----------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                       1,250
Average Interest Rate                    6.00%
-----------------------------------------------------------------------------------------------------------------------------
Investments                             13,166     6,483    10,496     7,721     8,030        27,225    73,121        73,121
Average Interest Rate                    6.87%     7.32%     7.62%     7.12%     7.21%         7.51%
-----------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING
LIABILITIES ($000S)
-----------------------------------------------------------------------------------------------------------------------------
Deposits                                71,095    37,260    14,699    14,332    12,151           557   150,094       150,626
Average Interest Rate                    5.22%     5.00%     2.50%     2.41%     2.33%         1.07%
-----------------------------------------------------------------------------------------------------------------------------
Borrowed Funds                              54     1,033     2,000     1,124        84           114     4,409         4,409
Average Interest Rate                   10.60%     5.19%     4.90%     5.51%     8.00%         9.00%
-----------------------------------------------------------------------------------------------------------------------------



Off-balance sheet financial instruments at December 31, 2000 included $8,546,000 in undisbursed lines of credit at an average interest rate of 11.0%, $2,444,000 in fixed rate loan origination commitments at 10.9%, $16,445,000 in adjustable rate loan origination commitments at 11.1% and $1,203,000 in adjustable rate letters of credit at an average rate of 11.5%.

MARKET RISK

When rates rise or fall, the market value of the Bank's assets and liabilities will increase or decrease. As a part of the Bank's asset/liability policy, the Bank has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. The Bank's securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per SFAS No. 115. A limitation of a negative 25% of total capital before SFAS No. 115 (after tax) has been established as the maximum impact to equity as a result of marking available for sale securities to market that would be acceptable. At year-end, the impact to equity as a result of marking available for sale securities to market was an unrealized gain of $534,500. On a quarterly basis, the available for sale portfolio is shocked for immediate rate increases of 100 and 200 basis points. At December 31, 2000 the Bank determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion. The Bank's capital ratios are also reviewed on a quarterly basis. Unrealized gains and losses on available for sale securities are not included in the calculation of these ratios.

CAPITAL EXPENDITURES

The construction and furnishing of a new office in North Boston is anticipated to cost the Bank approximately $715,000 in 2001. The Bank has leased the existing North Boston office, since that branch was acquired in 1989. The vacant lot was purchased in 1991 and preliminary work has been done on the site. Current plans call for the new facility to be ready to be occupied by mid-year 2001. The present tenant in the Erie Road building adjacent to the Derby Office is expected to vacate the building in 2001. At that time the Bank will renovate the building for its own use. These renovations are expected to total $150,000. Other planned expenditures include replacing a number of personal computers, replacing/adding automated teller machines (ATMs) and miscellaneous other equipment and software upgrades. The Bank believes it has a sufficient capital base to support these capital expenditures with current assets and retained earnings.

IMPACT OF INFLATION AND CHANGING PRICES

There will always be economic events, such as the changes in the economic policies of the Federal Reserve Board that will have an impact on the profitability of the Company. Inflation may result in impaired asset growth, reduced earnings and substandard capital ratios. The net interest margin can be adversely impacted by the volatility of interest rates throughout the year. Since these factors are unknown, management attempts to structure the balance sheet and repricing frequency of assets and liabilities to avoid a significant concentration that could result in a negative impact on earnings.

NEW ACCOUNTING STANDARDS

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Management has determined that this standard will not have a significant impact on the Company's financial condition and results of operation.

Item 7a. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         --------------------------------------------------------

    See discussion under Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations "Interest Rate Risk" and "Market Risk"

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

         See Part IV, Item 14, "Exhibits, List and Reports on Form 8-K"

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
         ---------------------------------------------------------------

    None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The following table sets forth the names, ages and positions of the Directors of the Company.


                       Name                  Age          Position                     Term
                       ----                  ---          --------                     ----
                 Nominees for Directors:                                              Expires
                 -----------------------                                              -------
                 Phillip Brothman            62        Chairman of the Board,          2001
                                                       Director

                 Robert G. Miller, Jr.       44        Director                        2001

                 David M. Taylor             50        Director                        2001

                 James Tilley                59        President, Director             2001

                 Thomas H. Waring, Jr.       43        Vice Chairman of the Board      2001


                     Directors:
                     ----------
                 Robert W. Allen             75        Secretary, Director             2002

                 William F. Barrett          59        Director                        2002

                 LaVerne G. Hall             63        Director                        2003

                 David C. Koch               65        Director                        2002


    Each Director is elected to hold office for a three year term and until his successor is elected and qualified.

    Mr. Allen has been a Director since 1960. He was the Executive Vice President of the Bank until his retirement in 1988.

    Mr. Barrett has been a Director since 1971. He has been a property developer and real estate manager since 1986.

    Mr. Brothman has been a Director since 1976 and is a partner in the law firm of Hurst, Brothman & Yusick. He was elected Chairman of the Board by the Board of Directors in January, 2001.

    Mr. Hall has been a Director since 1981. He has been retired since 1997.

    Mr. Koch has been a Director since 1979 and is Chairman and Chief Executive Officer of New Era Cap Co., Inc.

    Mr. Miller was appointed by the Board of Directors in January, 2001 to fill the vacancy resulting from the retirement of Richard C. Stevenson. Since September 1, 2000, he has been the President of M&W Agency, Inc., the insurance agency subsidiary of Evans National Bank. From January 1, 1994 to September 1, 2000, he was the President of M&W Group, Inc., an insurance agency.

    Mr. Taylor has been a Director since 1986 and is President of Concord Nurseries, Inc.

    Mr. Tilley was appointed by the Board of Directors in March, 2001 to fill the vacancy resulting from the death of Richard M. Craig. Since January of 1988, he has been the Senior Vice President of the Company, and in January of 2001, he was appointed President of the Company and the Bank.

    Mr. Waring has been a Director since 1998. He is the principal of Waring Financial Group, an insurance and financial services firm.

The committees of the Board of Directors, which are nominated by the Chairman of the Board and approved by the Board of Directors, are as follows:

         LOAN COMMITTEE:

         William F. Barrett, Chairman  Robert W. Allen     Phillip Brothman
         David C. Koch                 James Tilley        Thomas H. Waring, Jr.

         The Loan Committee met eleven times during 2000. Its purpose is to review and approve loans exceeding $500,000 or loans that are non-conventional.

         PLANNING COMMITTEE:

         LaVerne G. Hall, Chairman     William F. Barrett       Phillip Brothman
         David C. Koch                 Robert G. Miller, Jr.    James Tilley
         Thomas H. Waring, Jr.

         The Planning Committee met twice in 2000. The Planning Committee is responsible for reviewing the strategic plan of the Bank and actions taken to obtain those objectives.

         LOAN REVIEW COMMITTEE:

         Phillip Brothman, Chairman    LaVerne G. Hall     David M. Taylor
         James Tilley

         The Loan Review Committee met four times during 2000. Its purpose is to insure the Bank's provision and reserve for credit losses are adequate. The Loan Review Committee meets quarterly with the Bank's Loan Review Officer, who independently conducts the loan review. As a result of her recommendations, loans are graded based upon payment history, credit strength of borrower and other factors. This information is then aggregated to determine the overall adequacy of the credit loss reserve.

         AUDIT COMMITTEE:

         David M. Taylor, Chairman     Phillip Brothman    David C. Koch
         Robert G. Miller, Jr.

         The Audit Committee met four times in 2000. The members of the Audit Committee receive from the internal auditor a quarterly report which describes findings for the prior quarter. The function of the Audit Committee is to insure that the Bank's activities are being conducted in accordance with law, banking rules and regulations, other regulatory and supervisory authorities, and the Bank's internal policies. The Audit Committee also discusses with management and the independent auditors the Company's quarterly reports on SEC Form 10Q prior to release. In addition, the Audit Committee recommends to the Board of Directors the services of a reputable certified public accounting firm. The Committee receives and reviews the reports of the certified public accounting firm and presents them to the Board of Directors with comments and recommendations.

         INSURANCE COMMITTEE:

         William F. Barrett, Chairman  Robert W. Allen      Phillip Brothman
         Robert G. Miller, Jr.         James Tilley

         The Insurance Committee met once in 2000. This committee reviews the coverage of insurance policies of the Bank and monitors costs.

         COMPENSATION COMMITTEE:

         LaVerne G. Hall, Chairman    William F. Barrett   Phillip Brothman
         David C. Koch                James Tilley         Thomas H. Waring, Jr.

         The Compensation Committee met once during 2000. Its purpose is to review management's recommendation as it relates to job classification, salary ranges and annual merit increases. The committee also reviews fringe benefits. The Compensation Committee also establishes the compensation of the Executive Officers of the Company.

         The Board of Directors of the Company met twelve times during 2000. Each incumbent director of the Company, except for Mr. Koch, attended at least 75% of the aggregate of all the meetings of the Board of Directors and the Committees of which they were members.

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

         Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during 2000 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with by such persons, except that Mr. Miller filed an amendment to his Form 3 to include shares owned by his children.

Item 11. EXECUTIVE COMPENSATION
         ----------------------

         There is shown below information concerning the annual and long-term compensation for service in all capacities to the Company for the years 2000, 1999, and 1998 of the Chief Executive Officer, Senior Vice President of Administration, Senior Vice President of the Loan Division, and President of M&W Agency, Inc. No other executive officer earned in excess of $100,000.

                           SUMMARY COMPENSATION TABLE
                                                                                         LONG-TERM
                                      ANNUAL COMPENSATION                               COMPENSATION
                                 ================================       ===========================================
                                                                        AWARDS         PAYOUTS
NAME OF AND                                                              STOCK        LONG-TERM
PRINCIPAL                                                               OPTION        INCENTIVE         ALL OTHER
POSITION               YEAR       SALARY      BONUS      OTHER(1)       (SHARES)       PAYOUTS         COMPENSATION
-----------            ----      --------    -------     --------       --------      ---------        ------------
Richard M. Craig       2000      $179,730    $ 8,000      $3,594          -0-            -0-               -0-
President & CEO        1999      $169,769    $15,000      $3,395          -0-            -0-               -0-
                       1998      $160,308    $20,000      $3,206          -0-            -0-               -0-

James Tilley           2000      $122,412    $12,500      $2,448          -0-            -0-               -0-
Senior Vice            1999      $115,820    $10,500      $2,316          -0-            -0-               -0-
President              1998      $109,335    $14,000      $2,187          -0-            -0-               -0-

William R. Glass       2000      $115,022    $12,500      $2,300          -0-            -0-               -0-
Senior Vice            1999      $109,614    $10,500      $2,192          -0-            -0-               -0-
President              1998      $102,945    $14,000      $2,059          -0-            -0-               -0-


Robert G. Miller, Jr.  2000       $40,752        -0-         -0-          -0-            -0-               -0-
President
M&W Agency, Inc.
--------------


(1) Includes the Bank's contribution to the Employee Savings Plan made for the benefit of Mr. Craig of $3,594 in 2000, $3,395 in 1999, and $3,206
         in 1998; for the benefit of Mr. Tilley of $2,448 in 2000, $2,316 in 1999, and $2,187 in 1998; and for the benefit of Mr. Glass of $2,300 in 2000, $2,192 in 1999, and $2,059 in 1998. See "EMPLOYEE SAVINGS PLAN".
         Does not include personal benefits which did not exceed 10% of Mr. Craig's, Mr. Tilley's, Mr. Glass' or Mr. Miller's salary and bonus in any year.

EMPLOYMENT AGREEMENTS

         Mr. James Tilley and Mr. William Glass have each entered into an Employment Agreement with the Bank which runs through December 31, 2005. Each Employment Agreement provides that salary will be set annually by the Board of Directors. If the Bank terminates the Employment Agreement without cause, the Bank is obligated to continue to pay base salary for the longer of three months or the remainder of the term of the Employment Agreement.

         Mr. Miller has entered into an Employment Agreement with M&W Agency, Inc. which runs through December 31, 2005. Under the Employment Agreement, he receives an annual salary of $150,000 plus a bonus based upon the earnings before interest and taxes of M&W Agency, Inc. in excess of specific target amounts, up to $100,000 annually. If M&W Agency, Inc. terminates the Employment Agreement without cause, it is obligated to pay his salary, plus benefits, for the longer of three months or the remainder of the term of the Employment Agreement.

PENSION PLAN

         The Bank maintains a defined benefit pension plan for all eligible employees, including employees of its subsidiaries. An employee becomes vested in a pension benefit after five years of service. Upon retirement at age 65, vested participants are entitled to receive a monthly benefit. Prior to a May 1, 1994 amendment to the plan, the monthly benefit under the pension plan was 3% of average monthly compensation multiplied by years of service up to a maximum of fifteen years of service. In 1994, the pension plan was amended to change the benefit to 1% of average monthly compensation multiplied by years of service up to a maximum of thirty years of service. However, the benefits already accrued by employees prior to this amendment were not reduced by the amendment. Mr. Tilley, Mr. Glass, and Mr. Miller are participants in the pension plan, and as of December 31, 2000, Mr. Tilley had eleven years of credited service and his average monthly compensation under the plan was $9,996; Mr. Glass had seven years of credited service and his average monthly compensation under the plan was $9,473; and Mr. Miller had no accrued benefit under the plan.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

         In 1995, the Bank entered into non-qualified Supplemental Executive Retirement Plans ("SERP's") with Mr. Craig and Mr. Tilley to provide retirement benefits to supplement their benefits under the Bank's pension plan and replace the benefits reduced by the 1994 amendment to the Pension Plan. See "PENSION Plan". In 1999, the Bank amended Mr. Tilley's agreement, and also entered into an agreement with Mr. Glass. Under the SERP's, as amended, Mr. Tilley and Mr. Glass are entitled to additional annual pension payments of $66,943 and $30,000, respectively, for 20 years after retirement at age 65, unless their employment is terminated earlier. The SERP's, as amended, also provide death benefits in the same annual amounts in the event the executive dies prior to age 65, which are payable over 10 years. Under Mr. Craig's SERP, as amended in 2000, his beneficiary will receive $92,776 per year, payable monthly for 20 years. A life insurance policy held by the Bank will assist it in funding this obligation. The Bank has also purchased life insurance policies on Mr. Tilley and Mr. Glass to assist in funding its obligations under their SERP's.

EMPLOYEE SAVINGS PLAN

         The Bank also maintains a 401(k) salary deferral plan to assist employees, including employees of its subsidiaries, in saving for retirement.

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

         Individual account earnings will depend on the performance of the investment funds in which the participant invests. Specific guidelines govern adjustments to contribution levels, investment decisions and withdrawals from the plan. The benefit is paid as an annuity unless the employee elects one of the optional forms of payment available under the plan. See "Summary Compensation Table" for a summary of the amounts contributed by the Bank to this Plan for the benefit of Mr. Craig, Mr. Tilley, Mr. Glass, and Mr. Miller.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------

         The following table sets forth, as of January 31, 2001, the number (rounded to the nearest whole share) of outstanding shares of Common Stock beneficially owned by (i) each shareholder known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) all directors and nominees of the Company individually, and (iii) by all executive officers and directors as a group:

    Name and Address of Beneficial              Nature and Amount of  Percent of
    Owner Owning More Than 5%                   Beneficial Ownership    Class
    ------------------------------              --------------------    -----
    Robert W. Allen (1)                          30,356                 1.73%

    William F. Barrett (2)                      161,345                 9.17%
    8685 Old Mill Run
    Angola, NY 14006

    Phillip Brothman (3)                         23,591                 1.34%

    Name and Address of Beneficial              Nature and Amount of  Percent of
    Owner Owning More Than 5%                   Beneficial Ownership    Class
    ------------------------------              --------------------    -----
    LaVerne G. Hall (4)                          51,380                 2.92%

    David C. Koch (5)                            26,298                 1.49%

    Robert G. Miller, Jr. (6)                    46,411                 2.64%

    David M. Taylor (7)                           4,290                 0.24%

    James Tilley (8)                                532                 0.03%

    Thomas H. Waring, Jr.                           520                 0.03%

    Directors and Officers as a Group (11       345,723                19.65%
    persons) (1)(2)(3)(4)(5)(6)(7)(8)(9)(10)


(1)  Includes 2,824 shares owned by Mr. Allen's wife.

(2) Includes 12,850 shares owned by Mr. Barrett's wife, 30,940 shares owned jointly by Mr. Barrett and his wife and 6,345 shares held for Mr. Barrett's son, as to which he disclaims beneficial ownership.

(3) Includes 1,511 shares owned by Mr. Brothman's wife and 2,762 shares held by a pension plan of which Mr. Brothman is a trustee and a participant.

(4)  Includes 20,230 shares owned by Mr. Hall's wife.

(5) Includes 1,485 shares owned jointly by Mr. Koch and his wife, and 775 shares owned by Mr. Koch's son, as to which he disclaims beneficial ownership.

(6) Includes 9,218 shares held for Mr. Miller's benefit under an escrow agreement dated September 1, 2000 entered into in connection with the acquisition of the assets and business of M&W Group, Inc. by the Company; 106 shares held by Mr. Miller's son, as to which he disclaims beneficial ownership; and 212 shares held by Mr. Miller's daughter, to which he disclaims beneficial ownership.

(7)  Includes 300 shares owned jointly by Mr. Taylor and his wife.

(8) Includes 445 shares owned by Mr. James Tilley, President of Evans Bancorp, Inc., 10 shares held by Mr. Tilley in trust for his grandson, and 77 shares owned jointly by Mr. Tilley and his mother.

(9) Includes 1,000 shares owned by Mr. William Glass, Treasurer of Evans Bancorp, Inc., held jointly with Mr. Glass's wife.

(10) Excludes 8,078 shares owned by the Estate of Richard M. Craig and his wife. Mr. Craig was a director, President and Chief Executive Officer of Evans Bancorp, Inc. until his death on December 29, 2000.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The Bank has had, and in the future expects to have, banking and fiduciary transactions with Directors and Executive Officers of the Company and some of their affiliates. All such transactions have been in the ordinary course of business and on substantially the same terms (including interest rates on loans) as those prevailing at the time for comparable transactions with others.

         Mr. Phillip Brothman is a partner of the law firm of Hurst, Brothman & Yusick which served as general counsel to the Company and received legal fees.

         In 2000, the Company paid approximately $297,685 in life insurance premiums to Massachusetts Mutual. Waring Financial Group, which is owned by Thomas H. Waring, Jr., received commissions on such premium payments.

         In 2000, the Company paid approximately $146,425 in insurance premiums to M&W Group, Inc., which was owned by Robert G. Miller, Jr. and his brother prior to September 1, 2000 when its assets and business were acquired for 60,651 shares of common stock of the Company by M&W Agency, Inc., a subsidiary of Evans National Bank. M&W Agency, Inc. also leases certain offices from Millpine Enterprises, a partnership of Mr. Miller, his father, and his brother.

                                     PART IV
                                     -------

Item 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K
         --------------------------------------

         The following financial statements and independent auditors' report thereon are included herein or are incorporated by reference are included from 2000 Annual Report to Shareholders pages 49 through 83 in response to Part II,
Item 7.

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

     10.5          Specimen 1989 Director Deferred Compensation
                   Agreement (2)                                        n/a

     10.6          Summary of Provisions of Director Deferred
                   Compensation Agreements (2) n/a

     10.7          Evans National Bank Supplemental Executive           n/a
                   Retirement Plan for Richard M. Craig dated
                   February 16, 1999 (7)

     10.8          Evans National Bank Supplemental Executive           n/a
                   Retirement Plan for James Tilley dated
                   February 16, 1999 (7)

     10.9          Evans National Bank Supplemental Executive           n/a
                   Retirement Plan for William R. Glass dated
                   February 16, 1999 (7)

    10.10          Evans National Bank Amended Supplemental             40
                   Executive Retirement Plan for Richard M. Craig
                   dated October 17, 2000 (10)

    10.11          Employment Agreement dated September 1, 2000         43
                   between the Bank and Robert Miller (10)

    10.12          Investment Service Agreement between                 n/a
                   O'Keefe Shaw & Co.,Inc.
                   and ENB Associates Inc. (9)

     13.1          2000 Annual Report to Shareholders (10)              49

     21.1          Subsidiaries of the Registrant (6)                   n/a

     23.1          Independent Auditors' Consent (10)                   85

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

(9) Filed as an Exhibit to the Company's Form 10-Q for the quarter ended March 31, 2000 (File No. 0-18539) and incorporated herein by reference.

(10) Filed herewith.

(b)  REPORTS ON FORM 8-K.
    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, EVANS BANCORP, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                       EVANS BANCORP, INC.


                                                 By:   /s/James Tilley
                                                       -------------------------
                                                       James Tilley, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

    Signature                        Title                       Date
    ---------                        -----                       ----

/s/James Tilley                      President                   March 29, 2001
--------------------------
James Tilley

/s/William R. Glass                  Treasurer                   March 29, 2001
--------------------------
William R. Glass

/s/Phillip Brothman                  Chairman of the Board       March 29, 2001
--------------------------
Phillip Brothman

/s/Thomas H. Waring, Jr.             Vice Chairman               March 29, 2001
-------------------------
Thomas H. Waring, Jr.                of the Board

/s/Robert W. Allen                   Secretary/Director          March 29, 2001
--------------------------
Robert W. Allen

/s/LaVerne G. Hall                   Director                    March 29, 2001
--------------------------
LaVerne G. Hall

/s/David M. Taylor                   Director                    March 29, 2001
--------------------------
David M. Taylor

/s/David C. Koch                     Director                    March 29, 2001
--------------------------
David C. Koch