Form 10-Q
period 2001-03-31
EVANS BANCORP INC
filed 2001-05-11
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended    March 31, 2001
                                    -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number 0-18539
                                              -----------

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

                                 (716) 549-1000
                                 ---------------
                           (Issuer's telephone number)

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

Common Stock, $.50 Par Value--1,758,300 shares as of March 31, 2001

                                      INDEX


                       EVANS BANCORP, INC. AND SUBSIDIARY

                                                                                                PAGE

PART 1.   FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated balance sheets--March 31, 2001 and
                  December 31, 2000                                                                1

                  Consolidated statements of income--Three months
                  ended March 31, 2001 and 2000                                                    2

                  Consolidated statements of stockholders' equity--Three months
                  ended March 31, 2001 and 2000                                                    3

                  Consolidated statements of cash flows--Three months
                  ended March 31, 2001 and 2000                                                    4

                  Notes to consolidated financial statements--
                  March 31, 2001 and 2000                                                          6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                              8

Item 3.           Quantative and Qualitative Disclosures About Market Risks                        9


PART II.  OTHER INFORMATION                                                                       11

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

      PART I - FINANCIAL INFORMATION                                      PAGE 1
      ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
                                   (Unaudited)

                                                                            March 31,           December 31,
                      ASSETS                                                  2001                   2000
                                                                              ----                   ----

      Cash and due from banks                                            $   6,919,038          $  8,108,912
      Federal Funds sold                                                     1,475,000             1,250,000
      Securities:
        Classified as available-for-sale, at fair value                     75,940,755            69,645,817
        Classified as held-to-maturity, at amortized cost                    2,706,180             3,475,401
      Loans, net                                                           130,523,439           128,779,052
      Properties and equipment, net                                          3,687,234             3,776,869
      Other assets                                                           8,343,229             9,513,092
                                                                         -------------          ------------

      TOTAL ASSETS                                                       $ 229,594,875          $224,549,143
                                                                         =============          ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits:
        Demand                                                           $  32,919,598          $ 36,607,680
        NOW and money market accounts                                        8,221,432             9,550,131
        Regular savings                                                     63,897,147            58,142,285
        Time Deposits, $100,000 and over                                    34,953,728            30,779,658
        Other time accounts                                                 52,734,803            51,621,565
                                                                         -------------          ------------

                                                                           192,726,708           186,701,319
      Other Borrowed Funds                                                   4,386,689             4,409,068
      Securities sold under agreements to repurchase                         2,386,350             3,869,172
      Other liabilities                                                      4,280,707             4,390,512
                                                                         -------------          ------------

      TOTAL LIABILITIES                                                    203,780,454           199,370,071
                                                                         -------------          ------------


STOCKHOLDERS' EQUITY
      Common Stock, $.50 par value 10,000,000 shares authorized;
      1,759,601 shares issued and outstanding                                  879,801               879,801
      Capital surplus                                                       13,810,991            13,810,991
      Retained earnings                                                     10,133,825             9,953,780
      Accumulated other comprehensive income (net of tax)                    1,050,951               534,500
                                                                         -------------          ------------
                                                                            25,875,568            25,179,072
      Less: Treasury stock, at cost (1,301 shares)                             (61,147)                    0
                                                                         -------------          ------------
         Total stockholders' equity                                         25,814,421            25,179,072


      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 229,594,875          $224,549,143
                                                                         =============          ============


See Notes to Consolidated Financial Statements.

      PART I - FINANCIAL INFORMATION                                      PAGE 2
      ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     2001               2000
                                                     ----               ----
INTEREST INCOME
      Loans                                       $2,802,240        $ 2,531,066
      Federal funds sold                              62,676             54,238
      Securities:
        Taxable                                      756,790            629,273
        Non-taxable                                  379,386            384,271
                                                  ----------        -----------

      Total Interest Income                        4,001,092          3,598,848

INTEREST EXPENSE
      Interest on Deposits                         1,694,838          1,398,196
      Short Term Borrowing                            98,534             98,396
                                                  ----------        -----------
NET INTEREST INCOME                                2,207,720          2,102,256

PROVISION FOR LOAN LOSSES                             75,000             60,000
                                                  ----------        -----------
NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                    2,132,720          2,042,256
                                                  ----------        -----------

NON-INTEREST INCOME:
      Service charges                                236,022            192,825
      Premium on Loans Sold-SLMA                         355                355
      Premium/Discount on Loans Sold-FNMA              1,440                124
      Insurance service and fees                     675,120                  0
      Other                                          213,411            201,235
      Securities gains(losses)                        15,744             (8,838)
                                                  ----------        -----------
      Total Non-interest Income                    1,142,092            385,701
                                                  ----------        -----------

NON-INTEREST EXPENSE:
      Salaries and employee benefits               1,242,766            874,614
      Occupancy                                      291,173            237,917
      Supplies                                        64,597             47,940
      Repairs and maintenance                         95,224             58,126
      Advertising and public relations                28,141             29,540
      Professional services                           84,562             68,780
      FDIC assessments                                 8,616              8,224
      Other Insurance                                 86,854             86,639
      Other                                          438,142            272,856
                                                  ----------        -----------

      Total Non-interest Expense                   2,340,075          1,684,636
                                                  ----------        -----------

               Income before income taxes            934,737            743,321
                                                  ----------        -----------

INCOME TAXES                                         279,600            200,000
                                                  ----------        -----------

NET INCOME                                        $  655,137        $   543,321
                                                  ==========        ===========

NET INCOME PER COMMON SHARE-BASIC                 $     0.37        $      0.32
                                                  ==========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES           1,759,572          1,697,850
                                                  ==========        ===========


See Notes to Consolidated Financial Statements.

                       EVANS BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

                                                                                     ACCUMULATED
                                                                                       OTHER
                                       COMMON          CAPITAL         RETAINED     COMPREHENSIVE      TREASURY
                                       STOCK           SURPLUS         EARNINGS     INCOME (LOSS)       STOCK           TOTAL

Balance, January 1, 2000             $ 849,475      $ 10,990,720      $7,629,839     $(1,185,096)     $       0      $18,284,938

Comprehensive income:
  2000 net income                                                        543,321                                         543,321

  Unrealized gain on available
    for sale securities, net of
    reclassification adjustment
    and tax effect of $2,314                                                               5,485                           5,485
                                                                                                                     -----------

      Total comprehensive income                                                                                         548,806
                                                                                                                     -----------

Cash dividends ($.25 per
  common share)                                                         (424,738)                                       (424,738)

Purchase of 2,900 shares
  for treasury                                                                                         (136,300)        (136,300)

                                     ---------      ------------      ----------     -----------      ---------      -----------
Balance, March 31, 2000              $ 849,475      $ 10,990,720      $7,748,422     $(1,179,611)     $(136,300)     $18,272,706
                                     =========      ============      ==========     ===========      =========      ===========



                        THREE MONTHS ENDED MARCH 31, 2001
--------------------------------------------------------------------------------

                                                                                        ACCUMULATED
                                                                                          OTHER
                                        COMMON          CAPITAL          RETAINED      COMPREHENSIVE   TREASURY
                                        STOCK           SURPLUS          EARNINGS         INCOME         STOCK          TOTAL

Balance, January 1, 2001             $   879,801      $ 13,810,991      $ 9,953,780     $  534,500     $      0      $25,179,072

Comprehensive income:
  2001 net income                                                           655,137                                      655,137

  Unrealized gain on available
    for sale securities, net of
    reclassification adjustment
    and tax effect of $218,149                                                             516,451                       516,451
                                                                                                                     -----------

      Total comprehensive income                                                                                       1,171,588
                                                                                                                     -----------

Cash dividends ($.27 per
  common share)                                                            (475,092)                                    (475,092)

Purchase of 1,301 shares
  for treasury                                                                                          (61,147)         (61,147)


                                     -----------      ------------      -----------     ----------     --------      -----------

Balance, March 31, 2001              $   879,801      $ 13,810,991      $10,133,825     $1,050,951     $(61,147)     $25,814,421
                                     ===========      ============      ===========     ==========     ========      ===========

      PART I - FINANCIAL INFORMATION                                      PAGE 4
      ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                          2001                  2000
                                                                          ----                  ----

OPERATING ACTIVITIES
      Interest received                                              $  3,931,659          $  3,396,533
      Fees and commissions received                                       914,230               351,917
      Interest paid                                                    (1,815,462)           (1,443,261)
      Cash paid to suppliers and employees                               (592,904)           (1,730,109)
      Income taxes paid                                                  (255,000)              (66,500)
                                                                     ------------          ------------

                       Net cash provided by operating
                         activities                                     2,182,523               508,580
                                                                     ------------          ------------


INVESTING ACTIVITIES
      Available for sale securities
         Purchases                                                    (11,731,688)           (9,800,895)
         Proceeds from sales                                            1,757,991               552,214
         Proceeds from maturities                                       4,384,019               480,009
      Held to maturity securities
         Purchases                                                        (74,823)             (691,622)
         Proceeds from maturities                                         849,044               110,165
      Additions to properties and equipment                              (256,591)              (73,300)
      Investment Joint Venture                                                  0               (10,500)
      Sale of Other Real Estate                                                 0                     0
      Increase in loans, net of repayments                             (2,990,511)           (5,764,836)
      Proceeds from sales of loans                                        930,944               122,141
                                                                     ------------          ------------

                       Net cash used in investing activities           (7,131,615)          (15,076,624)
                                                                     ------------          ------------


FINANCING ACTIVITIES
      Increase in deposits                                              6,025,390             8,401,790
      Purchase of Treasury Stock                                          (61,147)             (136,300)
      (Repayment) Purchase of Short Term Borrowing                     (1,505,201)              490,439
      Dividends Paid                                                     (474,824)                    0
                                                                     ------------          ------------

                       Net cash provided by financing
                         activities                                     3,984,218             8,755,929
                                                                     ------------          ------------


Net decrease in cash and cash
      equivalents                                                        (964,874)           (5,812,115)

Cash and cash equivalents, January 1                                    9,358,912            11,978,778
                                                                     ------------          ------------

Cash and cash equivalents, March 31                                  $  8,394,038          $  6,166,663
                                                                     ============          ============


See Notes to Consolidated Financial Statements.

      PART I - FINANCIAL INFORMATION                                      PAGE 5
      ITEM I - FINANCIAL STATEMENTS



                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                       2001                  2000
                                                                       ----                  ----

RECONCILIATION OF NET INCOME TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
      Net income                                                   $   655,137          $   543,321
                                                                   -----------          -----------

      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                  443,893              154,352
        Provision for loan losses                                       75,000               60,000
        (Gain)loss on sale of assets                                   (17,539)               8,359
        (Decrease)Increase in accrued interest payable                 (22,090)              53,331
        Increase in accrued interest receivable                        (68,973)            (213,406)
        Decrease in other liabilities                                 (272,911)             (12,815)
        Decrease(Increase) in other assets                           1,390,006              (84,562)
                                                                   -----------          -----------

      Total adjustments                                              1,527,386              (34,741)
                                                                   -----------          -----------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                               $ 2,182,523          $   508,580
                                                                   ===========          ===========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:


Net unrealized gain(loss) on available for sale securities         $ 1,545,515          $(1,734,721)
                                                                   ===========          ===========


See Notes to Consolidated Financial Statements.

      PART I - FINANCIAL INFORMATION                                      PAGE 6
      ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 AND 2000
                                   (UNAUDITED)

1.      GENERAL

        The accounting and reporting policies followed by Evans Bancorp, Inc., (the "Company") a bank holding company, and its wholly-owned subsidiary, Evans National Bank, (the "Bank") and the Bank's wholly-owned subsidiaries, ENB Associates Inc., ("ENB") and M&W Agency, Inc., ("M&W") in the preparation of the accompanying interim financial statements conform with generally accepted accounting principles and with general practice within the banking industry.

        The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

        The results of operations for the three month period ending March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

4.      REVENUE RECOGNITION

        The Bank's primary sources of revenue are interest income from loans and investments and service charge income. The revenue is recognized in the period in which it is earned. M&W's revenue is derived mainly from insurance commissions. The revenue is recognized on the accrual basis of accounting in accordance with generally accepted accounting principles.

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

7.      DIVIDEND

        A cash dividend of $.27 per share was paid on March 27, 2001 to holders of record on February 27, 2001. A total of $475,092 was paid on 1,759,601 shares.

8.      TREASURY STOCK

        During the quarter ended March 31, 2001, the Company repurchased 1,301 shares of common stock at a cost of $47.00 per share. These shares will be issued to shareholders who have elected to receive shares in lieu of cash under the Company's Dividend Reinvestment Plan.

9.      SEGMENT INFORMATION

        Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information was adopted by the Company during 2000. This Statement establishes standards for the way that the Company reports information about its operating segments. The Company is comprised of two primary business segments, banking and insurance. The following table sets forth information regarding these segments for the three month period ended March 31, 2001.


                                                         Three Months Ended
                                                           March 31, 2001


                                          Banking          Insurance            Total
                                        Activities         Activities

Net Interest Income(loss)               $2,215,877         ($  8,157)         $2,207,720
Provision for credit losses                 75,000                 0              75,000
                                        ----------         ---------          ----------
Net interest income(loss) after
   provision for credit losses           2,140,877            (8,157)          2,132,720

Non-interest income                        451,280                 0             451,280
Insurance Commissions & Fees                     0           675,068             675,068
Net securities gains                        15,744                 0              15,744
Non-interest expense                     1,831,985           508,090           2,340,075
                                        ----------         ---------          ----------

  Income before income taxes               775,916           158,821             934,737
Income tax expense                         211,600            68,000             279,600
                                        ----------         ---------          ----------
   Net income                           $  564,316         $  90,821          $  655,137
                                        ==========         =========          ==========


        For the three months ended March 31, 2000, the Company determined that its business was comprised of banking activities only, as M&W Agency, Inc. was acquired during the third quarter of 2000.


10.     NEW ACCOUNTING STANDARDS PRONOUNCEMENTS


        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. The Company adopted the provisions of SFAS No. 133 effective October 1, 1998. The adoption of SFAS No. 133 (as amended by SFAS No. 138) did not impact the Company's earnings or financial position. As allowed by SFAS No. 133 the Company transferred approximately $2,900,000 of certain securities from held to maturity to the available for sale classification during 1998. The realized and unrealized gains on the securities transferred were not material to the Company.

        SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities Accounting, was issued in September 2000. Management has determined that this standard will not have a significant impact on the Company's financial condition and results of operation.

PART I - FINANCIAL  INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

        This Quarterly Report on Form 10-Q may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company or the Company's management and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

        The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the Company's cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for credit losses, investment activities, loan origination, sale and servicing activities, service charges and fees collected on deposit accounts, and insurance services and fees. Noninterest expense primarily consists of salaries and employee benefits, occupancy and equipment expense, technology and communication expenses, and goodwill amortization.

MATERIAL CHANGES IN FINANCIAL CONDITION

        Total net loans outstanding increased 1.4% to $130.5 million at March 31, 2001 from $128.8 million at December 31, 2000. Growth was concentrated primarily in commercial mortgages (approximately $1.9 million), and in new and increased usage on commercial lines of credit (approximately $1.0 million). Residential mortgage sales to the Federal National Mortgage Association ("FNMA") for the first three months of 2001 were $823,000 compared to $30,000 for the first three months of 2000. The increase in sales over the first quarter of 2000 reflects increased mortgage volume as a result of the declining rate environment.

        Total commercial loans increased 3.2% to approximately $83.4 million at March 31, 2001 from approximately $80.8 million at December 31, 2000. Consumer loans increased to $ 48.3 million at March 31, 2001 from $ 48.0 million at December 31, 2000. This growth was concentrated primarily in commercial mortgages, commercial loans, direct financing lease loans and residential mortgages.

        The Company's securities portfolio increased 7.6% to $78.6 million at March 31, 2001 from $73.1 million at December 31, 2000. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts.

        Total deposits increased 3.2% in the first quarter of 2001. Tax collections in local municipalities traditionally contribute to significant increases in the total deposits in the first quarter. During the first quarter of 2001, Time Deposits, $100,000 and over have increased 13.6% as municipalities have placed funds in short term time deposits since December 31, 2000 and Regular Savings Deposits increased 9.9%. Demand Deposit decreases of 10.1% during the first quarter of 2001 are attributable to fluctuating balances in commercial checking accounts. NOW account decreases of 13.9% reflect the movement of balances into the municipal savings products from municipal NOW account balances. The decrease in Demand Deposits and NOW balances also reflect the seasonal declines in balances related to tax activity.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS

        The Company recorded earnings of $655,000 for the quarter ended March 31, 2001, an increase of 20.6% over the earnings of $543,000 for the same quarter in 2000. Earnings per share for the first quarter of 2001 increased 15.6% to $0.37 per share from $0.32 per share for the first quarter of 2000. This increase in earnings primarily can be attributed to income from the Bank's new subsidiary, M&W Agency, Inc., which commenced operations in September of 2000. Net income represented a return on average assets of 1.16% for the quarter ended March 31, 2001 compared to 1.07% for the same period in 2000. The return on average equity for the first quarter of 2001 was 10.66% compared to 11.20% for the first quarter of 2000.

        Net interest income increased $105,000, or 5%, for the quarter ended March 31, 2001 compared to the same time period in 2000. Total interest income increased 11.2% and interest paid on deposits increased 21.2% from the first quarter of 2000. This increase reflects the $15.6 million, or 8.1%, increase in average interest-earning assets to $206.9 million for the first quarter of 2001 from $191.3 million for the first quarter of 2000. The increase in average interest-earnings assets resulted primarily from continued emphasis on loan originations. The Bank's net interest margin at March 31, 2001 was 4.26% as compared to 4.52% at March 31, 2000. The decrease is partly attributable to the impact on the Bank's variable rate loan assets by the Federal Reserve decreasing short-term interest rates 150 basis points during the first quarter of 2001.

        The yield on loans increased to 8.63% for the first quarter of 2001 from 8.58% for the same time period in 2000. The tax equivalent yield on federal funds and investments increased from 6.82% to 7.17%. The cost of funds on interest bearing balances increased to 4.42% for the first quarter of 2001 from 3.94% for the same time period in 2000. This increase is due to a large percent of the Bank's time deposits repricing in the last half of the year 2000, prior to the fall in rates in January 2001.

        The provision for loan losses was increased to $75,000 for the first quarter of 2001 as compared to $60,000 for the first quarter of 2000. Management continues to increase the provision for loan losses due to the continued growth trend in commercial loans over the past two years. The adequacy of the Company's provision for loan losses is reviewed quarterly with consideration given to potential risk inherent within the loan portfolio, the status of particular loans, historical loan loss experience, as well as current and anticipated economic and market conditions.

        Non-interest income increased to $1.1 million for the three months ended March 31, 2001 from $386,000 for the same period in 2000. This increase of $756,000 is primarily attributable to the $675,000 of non-interest income related to the sale of insurance products through M&W Agency, Inc. which commenced operations in September 2000.

        Non-interest expense totaled $2.3 million for the first quarter of 2001 reflecting a $656,000 increase over the first quarter of 2000 total of $1.7 million. Approximately $588,000 of this increase, primarily salaries and benefits, occupancy and equipment costs and goodwill amortization, is directly attributable to the operations of M&W Agency, Inc.

        Income tax expense totaled $279,000 and $200,000 for the three month periods ended March 31, 2001 and 2000, respectively. The effective combined tax rate for the first three months of 2001 is 29.9% compared to 26.9% for the first three months of 2000 reflecting the impact of M&W Agency, Inc. and the impact of the goodwill amortization expense, substantially all of which is not tax deductible. The low effective tax rate maintained by the Bank is attributable to the substantial investments in tax advantaged municipal bonds and the benefit realized from a favorable deferred tax position.



ITEM 3 - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE RISK

        Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or reprice at different times or on a different basis. The Asset, Liability Committee, ("ALCO") analyzes the gap position on a monthly basis to determine the Bank's exposure to interest rate risk. The gap position is the difference between the total of the Bank's rate-sensitive assets and rate-sensitive liabilities maturing or repricing during a given time frame. A "positive" gap results when more assets than liabilities reprice and a "negative" gap results when more liabilities than assets reprice within a given time period. Because assets historically reprice faster than liabilities, a slightly negative gap position is considered preferable. At March 31, 2001 the Bank was in a negative gap position with $5.7 million more in rate-sensitive liabilities repricing over the next year than in rate-sensitive assets. The Bank's asset/liability limit, as defined in its asset/liability policy, is a difference of +/- 15% of the Bank's total assets, which amounted to +/- $34.5 million at March 31, 2001. The gap ratio (rate-sensitive assets/rate-sensitive liabilities) at that date was 93%.

MARKET RISK

When rates rise or fall, the market value of the Bank's assets and liabilities will increase or decrease. As a part of the Bank's asset/liability policy, the Bank has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. The Bank's securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per SFAS No. 115. A limitation of a negative 25% of total capital before SFAS No. 115 (after tax) has been established as the maximum impact to equity as a result of marking available for sale securities to market that would be acceptable. At quarter-end, the impact to equity as a result of marking available for sale securities to market was an unrealized gain of $1,050,951. On a quarterly basis, the available for sale portfolio is shocked for immediate rate increases of 100 and 200 basis points. At March 31, 2001 the Bank determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion. The Bank's capital ratios are also reviewed on a quarterly basis. Unrealized gains and losses on available for sale securities are not included in the calculation of these ratios.

PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings - None to report

ITEM 2.           Changes in Securities - None to report

ITEM 3.           Defaults upon Senior Securities - None to report

ITEM 4.           Submission of Matters To a Vote of Security Holders

                  The 2001 Annual Shareholders meeting of the Registrant was held on April 24, 2001. At the meeting, Phillip Brothman, David M. Taylor and Thomas H. Waring, Jr. were elected as directors for a term of three years and Robert G. Miller, Jr. and James Tilley were elected as directors for a term of two years. The following votes were cast for the nominees:



                                                 FOR

Phillip Brothman                              1,220,999
David M. Taylor                               1,217,318
Thomas H. Waring, Jr.                         1,220,999
Robert G. Miller, Jr.                         1,219,843
James Tilley                                  1,219,985


                  The following directors also continue their terms of office:

                  Robert W. Allen
                  William F. Barrett
                  LaVerne G. Hall
                  David C. Koch



ITEM 5.         Other Information

                A cash dividend of $.27 per share was paid on March 27, 2001 to holders of record on February 27, 2001. A total of $475,092 was paid on 1,759,601 shares.


ITEM 6.         Exhibits and Reports on form 8-K

                (a.)  Exhibits - None

                (b.)  Report on Form 8-K

                The registrant filed a Form 8-K on April 26, 2001 to report under Item 5 - Other Events the Company's first quarter earnings, the Board's consideration of strategies to list its common stock on a national exchange and the results of its Annual Shareholders Meeting. A press release was filed as an Exhibit to the Form 8-K.

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                               Evans Bancorp, Inc.




DATE
May 11, 2001                       /s/James Tilley
                                   --------------------------------------
                                   James Tilley
                                   President/Principal Financial Officer