Form 10-Q
period 2001-06-30
EVANS BANCORP INC
filed 2001-08-01
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    June 30, 2001
                           ---------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         ------------   ---------------

          Commission file number 0-18539
                                         ------------------------------

                               EVANS BANCORP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                   16-1332767
     -------------------------------               ----------------------
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

Common Stock, $.50 Par Value--2,199,042 shares as of June 30, 2001

                                      INDEX


                       EVANS BANCORP, INC. AND SUBSIDIARY
                                                                          PAGE

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (Unaudited)

             Consolidated balance sheets--June 30, 2001 and
             December 31, 2000                                             1

             Consolidated statements of income--Three months
             ended June 30, 2001 and 2000                                  2

             Consolidated statements of income--Six months
             ended June 30, 2001 and 2000                                  3

             Consolidated statements of stockholders' equity--
             Six months ended June 30, 2001 and 2000                       4

             Consolidated statements of cash flows--Six months
             ended June 30, 2001 and 2000                                  5

             Notes to consolidated financial statements--
             June 30, 2001 and 2000                                        7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          10

Item 3.      Quantative and Qualitative Disclosures About Market Risks    16


PART II. OTHER INFORMATION 17
-----------------------------


Item 1.      Legal Proceedings
Item 2.      Changes In Securities
Item 3.      Defaults upon Senior Securities
Item 4.      Submission of Matters to a Vote of Security Holders
Item 5.      Other Information
Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES                                                                18

PART I - FINANCIAL INFORMATION                                          PAGE 1
ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000
                                   (Unaudited)

                                                                       June 30,        December 31,
              ASSETS                                                     2001             2000
                                                                     ------------     ------------
     Cash and due from banks                                         $  7,271,351     $  8,108,912
     Federal Funds sold                                                 1,700,000        1,250,000
     Securities:
       Classified as available-for-sale, at fair value                 75,772,303       69,645,817
       Classified as held-to-maturity, at amortized cost                2,759,883        3,475,401
     Loans, net                                                       136,154,760      128,779,052
     Properties and equipment, net                                      3,651,426        3,776,869
     Other assets                                                       8,143,814        9,513,092
                                                                     ------------     ------------

     TOTAL ASSETS                                                    $235,453,537     $224,549,143
                                                                     ============     ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
      Demand                                                         $ 36,184,557     $ 36,607,680
      NOW and money market accounts                                     8,740,086        9,550,131
      Regular savings                                                  64,107,098       58,142,285
      Time Deposits, $100,000 and over                                 30,451,178       30,779,658
      Other time accounts                                              52,334,237       51,621,565
                                                                     ------------     ------------
                                                                      191,817,156      186,701,319

     Other Borrowed Funds                                              10,266,435        4,409,068
     Securities sold under agreements to repurchase                     3,351,987        3,869,172
     Other liabilities                                                  3,857,409        4,390,512
                                                                     ------------     ------------

     TOTAL LIABILITIES                                                209,292,987      199,370,071
                                                                     ------------     ------------



STOCKHOLDERS' EQUITY
     Common Stock, $.50 par value; 10,000,000 shares authorized;
     2,199,042 and 1,759,601 shares issued respectively                 1,099,521          879,801
     Capital surplus                                                   13,569,674       13,810,991
     Retained earnings                                                 10,783,928        9,953,780
     Accumulated other comprehensive income (net of tax)                  707,427          534,500
                                                                     ------------     ------------
                                                                       26,160,550       25,179,072
     Less: Treasury Stock                                                       0                0
                                                                     ------------     ------------
     Total Stockholders' equity                                        26,160,550       25,179,072

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $235,453,537     $224,549,143
                                                                     ============     ============


See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION                                           PAGE 2
ITEM I - FINANCIAL STATEMENTS




                       EVANS BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME For the
                    Three Months ended June 30, 2001 and 2000
                                   (Unaudited)

                                                         Three Months Ended
                                                             June 30,
                                                       2001             2000
                                                   -----------      -----------
INTEREST INCOME
   Loans                                            $2,841,004       $2,650,423
   Federal funds sold                                   19,745           26,111
   Securities:
     Taxable                                           765,510          689,105
     Non-taxable                                       372,118          388,449
                                                   -----------      -----------

   Total Interest Income                             3,998,377        3,754,088

INTEREST EXPENSE
   Interest on Deposits                              1,585,421        1,469,410
   Short Term Borrowing                                113,856          109,420
                                                   -----------      -----------
NET INTEREST INCOME                                  2,299,100        2,175,258

PROVISION FOR LOAN LOSSES                               95,000          100,000
                                                   -----------      -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                         2,204,100        2,075,258
                                                   -----------      -----------

NON-INTEREST INCOME:
   Service charges                                     258,543          195,961
   Premium on loans sold-SLMA                            1,559            2,037
   Premium/Discount on loans sold-FNMA                   2,785            1,009
   Insurance Service and Fees                          627,678                0
   Other                                               208,639          221,038
   Securities (Loss)Gain                                72,395           (6,642)
                                                   -----------      -----------
   Total Non-interest Income                         1,171,599          413,403
                                                   -----------      -----------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                    1,171,550          867,021
   Occupancy                                           289,599          244,980
   Supplies                                             52,205           46,616
   Repairs and maintenance                              93,861           53,557
   Advertising and public relations                     41,228           32,776
   Professional services                               146,745           60,040
   FDIC assessments                                      8,540            8,527
   Other Insurance                                      57,137           86,052
   Other                                               527,996          244,161
                                                   -----------      -----------

   Total Non-interest Expense                        2,388,861        1,643,730
                                                   -----------      -----------

         Income before income taxes                    986,838          844,931
                                                   -----------      -----------

INCOME TAXES                                           336,735          209,800
                                                   -----------      -----------

NET INCOME                                          $  650,103       $  635,131
                                                   ===========      ===========

NET INCOME PER COMMON SHARE-BASIC                   $     0.30       $     0.30
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES             2,198,218        2,122,835
                                                   ===========      ===========


See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION                                           PAGE 3
ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME For the
                     Six Months ended June 30, 2001 and 2000
                                   (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                       2001             2000
                                                   -----------      -----------
INTEREST INCOME
  Loans                                             $5,643,244       $5,181,489
  Federal Funds Sold                                    82,421           80,349
  Securities:
    Taxable                                          1,522,300        1,318,378
    Non-taxable                                        751,504          772,720
                                                   -----------      -----------

  Total Interest Income                              7,999,469        7,352,936

INTEREST EXPENSE
  Interest on Deposits                               3,280,259        2,867,606
  Short Term Borrowing                                 212,390          207,816
                                                   -----------      -----------
NET INTEREST INCOME                                  4,506,820        4,277,514

PROVISION FOR LOAN  LOSSES                             170,000          160,000
                                                   -----------      -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                          4,336,820        4,117,514
                                                   -----------      -----------

NON-INTEREST INCOME:
  Service charges                                      494,565          388,786
  Premium on loan sold-SLMA                              1,914            2,392
  Premium/Discount on loans sold-FNMA                    4,225            1,133
  Insurance Service and Fees                         1,302,798                0
  Other                                                422,050          422,273
  Securities (Loss)Gain                                 88,139          (15,480)
                                                   -----------      -----------
  Total Non-interest Income                          2,313,691          799,104
                                                   -----------      -----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                     2,414,316        1,741,635
  Occupancy                                            580,772          482,897
  Supplies                                             116,802           94,556
  Repairs and maintenance                              189,085          111,683
  Advertising and public relations                      69,369           62,316
  Professional services                                231,307          128,820
  FDIC Assessment                                       17,156           16,751
  Other Insurance                                      143,991          172,691
  Other                                                966,138          517,017
                                                   -----------      -----------

  Total Non-interest Expense                         4,728,936        3,328,366
                                                   -----------      -----------

     Income before income taxes                      1,921,575        1,588,252
                                                   -----------      -----------

INCOME TAXES                                           616,335          409,800
                                                   -----------      -----------

NET INCOME                                          $1,305,240       $1,178,452
                                                   ===========      ===========

NET INCOME PER COMMON SHARE-BASIC                   $     0.59       $     0.56
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES             2,198,218        2,122,835
                                                   ===========      ===========

See Notes to Consolidated Financial Statements

PART 1-FINANCIAL INFORMATION                                             PAGE 4
ITEM 1-FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                       ACCUMULATED
                                                                                          OTHER
                                                COMMON       CAPITAL      RETAINED     COMPREHENSIVE      TREASURY
                                                STOCK        SURPLUS      EARNINGS    INCOME ( LOSS)       STOCK         TOTAL

Balance, January 1, 2000                      $ 849,475  $ 10,990,720   $ 7,629,839     $(1,185,096)    $       0    $ 18,284,938

Comprehensive income:
  2000 net income                                                         1,178,452                                     1,178,452

  Unrealized gain on available
    for sale securities, net of
    reclassification adjustment and
    tax effect of $45,255                                                                    96,355                        96,355
                                                                                                                        ---------

      Total comprehensive income                                                                                        1,274,807
                                                                                                                        ---------

Cash dividends ($.25 per
  common share)                                                            (424,737)                                     (424,737)

Purchase of 3,591 shares
  for treasury                                                                                           (168,777)       (168,777)

Reissuance of treasury stock under stock
dividend plan of 3,125 shares                                                                             146,875         146,875
                                             ----------  ------------   -----------    ------------    ----------    ------------
Balance, June 30, 2000                        $ 849,475  $ 10,990,720   $ 8,383,554     $(1,088,741)    $ (21,902)   $ 19,113,106
                                             ==========  ============   ===========    ============    ==========    ============



                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                        ACCUMULATED
                                                                                           OTHER
                                                COMMON       CAPITAL      RETAINED      COMPREHENSIVE      TREASURY
                                                STOCK        SURPLUS      EARNINGS         INCOME           STOCK        TOTAL

Balance, January 1, 2001                      $ 879,801  $ 13,810,991   $ 9,953,780       $ 534,500           $ 0    $ 25,179,072

Comprehensive income:
  2001 net income                                                         1,305,240                                     1,305,240

  Unrealized gain on available
    for sale securities, net of
    reclassification adjustment and
    tax effect of $81,378                                                                   172,927                       172,927
                                                                                                                        ---------
      Total comprehensive income                                                                                        1,478,167
                                                                                                                        ---------
Cash dividends ($.27 per
  common share)                                                            (475,092)                                     (475,092)

Purchase of 3,086 shares
  for treasury                                                                                           (145,042)       (145,042)

Five-for-Four stock split                       219,720                                                                   219,720
w/fractional shares paid in cash                             (241,317)                                                   (241,317)

Reissuance of treasury stock under stock
dividend plan of 3,086 shares                                                                             145,042         145,042
                                             ----------  ------------   -----------       ---------     ---------    ------------
Balance, June 30, 2001                       $1,099,521  $ 13,569,674   $10,783,928       $ 707,427     $       0    $ 26,160,550
                                             ==========  ============   ===========       =========     =========    ============

PART I - FINANCIAL INFORMATION                                          PAGE 5
ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS For
                   the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                 2001              2000
                                                             ------------      ------------

OPERATING ACTIVITIES
     Interest received                                       $  8,073,684      $  7,172,600
     Fees and commissions received                              2,014,127           749,576
     Interest paid                                             (3,556,681)       (3,003,150)
     Cash paid to suppliers and employees                      (2,856,182)       (3,189,304)
     Income taxes paid                                           (858,000)         (499,500)
                                                             ------------      ------------

                   Net cash provided by operating
                    activities                                  2,816,948         1,230,222
                                                             ------------      ------------


INVESTING ACTIVITIES
     Available for sale securities
       Purchases                                              (20,930,358)      (11,494,166)
     Proceeds from sales                                        6,897,405         2,228,379
     Proceeds from maturities                                   8,230,278         1,564,975
     Held to maturity securities
       Purchases                                                 (862,092)       (1,629,027)
       Proceeds from maturities                                 1,577,611         1,526,065
     Additions to properties and equipment                       (277,313)         (166,692)
     Investment in Joint Venture                                        0           (10,500)
     Increase in loans, net of repayments                     (10,852,966)       (4,988,600)
     Proceeds from sales of loans                               3,053,596           315,856
                                                             ------------      ------------

                   Net cash used in investing activities      (13,163,839)      (12,653,710)
                                                             ------------      ------------


FINANCING ACTIVITIES
     Increase in deposits                                       5,115,837        12,417,777
     Purchase (Repayment) of short term borrowing               5,340,182        (1,221,392)
     (Purchase) sale treasury stock                                     0           (21,902)
       Dividends paid                                            (496,689)         (424,737)
                                                             ------------      ------------

                   Net cash provided by financing
                    activities                                  9,959,330        10,749,746
                                                             ------------      ------------


Net decrease in cash and cash
         equivalents                                             (387,561)         (673,742)

Cash and cash equivalents, January 1                            9,358,912        11,978,778
                                                             ------------      ------------

Cash and cash equivalents, June 30                           $  8,971,351      $ 11,305,036
                                                             ============      ============


See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION                                          PAGE 6
ITEM I - FINANCIAL STATEMENTS



                       EVANS BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS For
                   the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                  2001             2000
                                                               -----------      -----------

RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                 $1,305,240       $1,178,452
                                                               -----------      -----------

     Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                711,599          285,147
      Provision for loan losses                                    170,000          160,000
      (Gain)Loss on sale of assets                                 (94,569)          13,887
      (Decrease)Increase in accrued interest payable               (64,032)          72,272
      Decrease(Increase) in accrued interest receivable             55,814         (173,102)
      Decrease in other liabilities                               (847,261)         (34,886)
      Decrease(Increase) in other assets                         1,580,157         (271,548)
                                                               -----------      -----------

     Total adjustments                                           1,511,708           51,770
                                                               -----------      -----------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                            $2,816,948       $1,230,222
                                                               ===========      ===========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:


Net unrealized gain(loss) on available for sale securities      $1,040,335      ($1,601,178)
                                                               ===========      ===========







See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 AND 2000
                                   (UNAUDITED)

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

        The results of operations for the six month period ending June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

4.      REVENUE RECOGNITION
        -------------------

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

7.      STOCK SPLIT
        -----------

        On May 17, 2001, the Board of Directors announced a 5 for 4 stock split. The 5 for 4 stock split was distributed on June 12, 2001 to shareholders on record as of May 25, 2001. Fractional shares were redeemed for cash. The stock split resulted in the issuance of 439,441 shares of common stock as well as fractional shares paid in cash totaling $21,597. All share and per share data reflect the split.

8.      TREASURY STOCK
        --------------

        During the quarter ended June 30, 2001, the Company repurchased 1,785 shares of common stock at a cost of $47.00 per share (prior to the 5 for 4 stock split). These shares have been issued to shareholders who have elected to receive shares in lieu of cash under the Company's Dividend Reinvestment Plan or as part of the 5 for 4 stock split.

9.      SEGMENT INFORMATION
        -------------------

        Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information was adopted by the Company during 2000. This Statement establishes standards for the way that the Company reports information about its operating segments. The Company is comprised of two primary business segments, banking and insurance. The following table sets forth information regarding these segments for the three month and six month period ended June 30, 2001.

                               Three Months Ended
                                  June 30, 2001

                                               BANKING ACTIVITIES              INSURANCE ACTIVITIES                TOTAL

Net Interest Income(loss)                              $2,305,298                     $  (6,198)                $2,299,100
Provision for credit losses                                95,000                             0                     95,000
                                                    --------------                   -----------                -----------
Net interest income(loss) after
   provision for credit losses                          2,210,298                        (6,198)                 2,204,100
Non-interest income                                       471,526                             0                    471,526
Insurance Commissions & Fees                                    0                       627,678                    627,678
Net securities gains                                       72,395                             0                     72,395
Non-interest expense                                    1,942,394                       446,467                  2,388,861
                                                    --------------                   -----------                -----------
  Income before income taxes                              811,825                       175,013                    986,838
Income tax expense                                        260,735                        76,000                    336,735
                                                    --------------                   -----------                -----------
   Net income                                          $  551,090                     $  99,013                 $  650,103
                                                    ==============                   ===========                ===========

                                Six Months Ended
                                  June 30, 2001

                                               BANKING ACTIVITIES         INSURANCE ACTIVITIES                   TOTAL

Net Interest Income(loss)                              $4,521,227                   $  (14,407)                $4,506,820
Provision for credit losses                               170,000                            0                    170,000
                                                       ----------                   ----------                 ----------
Net interest income(loss) after
   provision for credit losses                          4,351,227                      (14,407)                 4,336,820
Non-interest income                                       922,754                            0                    922,754
Insurance Commissions & Fees                                    0                    1,302,798                  1,302,798
Net securities gains                                       88,139                            0                     88,139
Non-interest expense                                    3,774,379                      954,557                  4,728,936
                                                       ----------                   ----------                 ----------
  Income before income taxes                            1,587,741                      333,834                  1,921,575
Income tax expense                                        472,335                      144,000                    616,335
   Net income                                          $1,115,406                   $  189,834                 $1,305,240
                                                    =============                   ==========                 ==========


        For the six months ended June 30, 2000, the Company determined that its business was comprised of banking activities only, as M&W Agency, Inc. was acquired during the third quarter of 2000.

10.     NEW ACCOUNTING STANDARDS PRONOUNCEMENTS
        ---------------------------------------

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

        SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities Accounting, was issued in September 2000. This statement replaces SFAS No. 125, and requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities of the Company occurring after March 31, 2001 and did not have a material impact on the Company's financial statements.

        On June 29, 2001, the FASB voted to approve two new statements which will be issued in the second half of July 2001: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 will require that goodwill will not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. At June 30, 2001, the Company had approximately $3.0 million of goodwill and recorded approximately $85,000 of goodwill amortization expense during the quarter ended June 30, 2001.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        This Quarterly Report on Form 10-Q may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company or the Company's management and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report and other reports filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

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

ANALYSIS OF FINANCIAL CONDITION
-------------------------------

Average Balance Sheet
---------------------
        The following table presents the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid for the periods indicated. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest. Interest and yields are not presented on a tax-equivalent basis.

                                        THREE MONTHS ENDED JUNE 30, 2001        THREE MONTHS ENDED JUNE 30, 2000

                                           AVERAGE        INTEREST                AVERAGE     INTEREST
                                         OUTSTANDING       EARNED/    YIELD /   OUTSTANDING    EARNED/      YIELD/
                                           BALANCE          PAID       RATE       BALANCE       PAID         RATE
                                            (000)           (000)                  (000)        (000)
 ASSETS
 Interest-earning assets:
   Loans, Net                                $133,907       $2,841    8.49%       $120,773     $2,650          8.78%

   Taxable Investments                         46,935          766    6.53%         37,420        689          7.37%

   Tax-exempt Investments                      31,046          372    4.79%         33,734        388          4.60%

   Federal funds sold                           2,215           20    3.61%          1,443         26          7.21%
                                             --------       ------    ----        --------     ------          ----

 Total interest-earning assets                214,103        3,999    7.47%        193,370      3,753          7.76%


 Non-interest-earning assets
   Cash and due from banks                      7,113                                6,936
   Premises and equipment, net                  3,640                                3,782
   Other assets                                 8,207                                3,906
                                             --------                             --------
 Total Assets                                $233,063                             $207,994
                                             ========                             ========

 LIABILITIES & SHAREHOLDER'S EQUITY
 Interest-bearing liabilities:
   NOW accounts                                $8,810          $22    1.00%         $8,458        $21          0.99%

   Savings deposits                            63,078          387    2.45%         58,231        398          2.73%

   Time deposits                               86,613        1,177    5.44%         77,993      1,050          5.39%

   Fed Funds Purchased & Securities
   Sold U/A to Repurchase                       4,015           37    3.69%          3,859         48          4.98%

   FHLB Advances                                6,126           77    5.03%          5,000         61          4.88%
                                             --------       ------    ----        --------     ------          ----

 Total interest-bearing liabilities           168,642        1,700    4.03%        153,541      1,578          4.11%

 Non-interest-bearing liabilities:
   Demand deposits                             34,448                               34,021
   Other                                        4,076                                1,962
                                             --------                             --------
 Total liabilities                            207,166                              189,524

 Shareholders' equity                          25,897                               18,470
                                             --------                             --------
 Total Liabilities and Equity                $233,063                             $207,994
                                             ========                             ========

 Net interest earnings                                      $2,299                             $2,175

 Net yield on interest earning assets                                 4.30%                                    4.50%

        Total net loans outstanding increased 4.3% to $136.2 million at June 30, 2001 from $130.5 million at March 31, 2001. Year-to-date, total net loans have increased 5.7% from $128.8 million at December 31, 2000. During the quarter, the Company continued to shift its loan mix towards higher-yielding commercial loans. As a result, loan growth for the quarter ended June 30, 2001 was concentrated primarily in commercial mortgages (approximately $4.0 million). Total commercial loans increased 6.8% to approximately $89.0 million at June 30, 2001 from approximately $83.4 million at March 31, 2001. Year-to-date, commercial loans have increased 10.2% from $80.8 million at December 31, 2000. Consumer loans remained stable at approximately $48.3 million at June 30, 2001 and March 31, 2001, as compared to $49.0 million at December 31, 2000. These results reflect the Company's strategy to deal with the declining interest rate environment, by continuing to emphasize commercial loan originations while selling fixed rate residential real estate loans originated under a certain interest rate level. For the six months ended June 30, 2001, the Company sold residential mortgages to the Federal National Mortgage Association ("FNMA") totaling approximately $2,726,000 as compared to approximately $206,000 during the same period in 2000. The Company maintains servicing rights on the loans that it sells to FNMA and earns an annual fee thereon.

Loan Portfolio Composition
--------------------------
        The following table presents selected information on the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                             JUNE 30, 2001        PERCENTAGE         DECEMBER 31, 2000          PERCENTAGE
                                                ($000)                                     ($000)
      COMMERCIAL LOANS

         Real Estate                           $  67,682             49.3%                $     61,628              47.5%

         Installment                              11,092              8.1%                      10,327               8.0%

         Lines of Credit                           9,222              6.7%                       7,748               6.0%

         Lease Financing                             981              0.7%                       1,041               0.8%

         Cash Reserve                                 65              0.0%                          51               0.0%
                                               ---------            -----                 ------------             -----

      TOTAL COMMERCIAL LOANS                      89,043             64.8%                      80,795              62.3%


      CONSUMER LOANS

         Real Estate                              23,521             17.1%                      24,333              18.7%

         Home Equity                              20,252             14.8%                      19,971              15.4%

         Installment                               3,026              2.2%                       2,989               2.3%

         Overdrafts                                  710              0.5%                       1,012               0.8%

         Credit Card                                 296              0.2%                         297               0.2%

         Student Loans                               355              0.3%                         338               0.3%

         Other                                       177              0.1%                         100               0.0%
                                               ---------            -----                 ------------             -----

      TOTAL CONSUMER LOANS                        48,337             35.2%                      49,041              37.7%
                                               ---------            -----                 ------------             -----

      Total Loans                                137,380            100.0%                     129,835             100.0%
                                               =========            =====                 ============             =====

      Net Deferred Costs & Unearned                  372                                           372
      Discounts
      Allowance for Credit Losses                 (1,597)                                       (1,428)

      Total Loans, Net                         $ 136,155                                  $    128,779
                                               =========                                  ============


        The Company's total non-accruing loans, expressed as a percentage of total loans was 0.46% at June 30, 2001 as compared to 0.92% at December 31, 2001. Actual charge-offs for the three months ended June 30, 2001 were $552 compared to $851 for the same period in 2000. The decrease in non-accruing loans is substantially a result of foreclosure on one parcel of commercial real estate during 2001 which is reflected in the table below. This property is currently held for sale by the Bank. The Company's allowance for credit losses increased to approximately $1.6 million at June 30, 2001 from approximately $1.4 million at December 31, 2000. The allowance for credit loss as a percentage of total loans was 1.16% at June 30, 2001 compared to 1.11% at December 31, 2000. This increase is a result of the increase in the overall loan portfolio balances as well as the increasing amount of commercial loans. This change in the loan portfolio with increasing commercial loans which tend to have higher credit risk than consumer loans is reflected in the additional credit loss reserve levels reflected at June 30, 2001 and December 31, 2000.

        The adequacy of the Company's allowance for credit losses is reviewed quarterly with consideration given to loan concentrations, charge-off history, delinquent loan percentages, and general economic conditions. Management believes the allowance for credit losses is adequate to absorb credit losses from existing loans.

The following table sets forth information regarding non-accrual loans and non-performing assets.

                                                                June 30, 2001         December 31, 2000
                                                                -------------         -----------------
                                                                      ($000)                  ($000)

     Non-accruing loans:
          One-to-four family                                            $0                        $0

          Home equity                                                    0                         0

          Commercial real estate and multi-family                      509                      1,113

          Consumer                                                       0                         0

          Commercial business                                          131                        82


                                                                   -------                    ------
          Total                                                        640                     1,195
                                                                   -------                    ------


     Non-performing assets                                           1,135                       265
                                                                   -------                    ------


     Total non-accruing loans and non-performing                    $1,775                    $1,460
     assets
                                                                   =======                    ======

     Total non-accruing loans and non-performing                      0.75%                     0.65%
     assets as a percentage of total assets
                                                                   =======                    ======

     Total non-accruing loans and non-performing                      1.30%                     1.12%
     assets as a percentage of total loans
                                                                   =======                    ======

Investing Activities
--------------------
        The Company's securities portfolio decreased slightly to approximately $78.5 million at June 30, 2001 as compared to approximately $78.6 million at March 31, 2001. Year-to-date, the securities portfolio has grown 7.4% from $73.1 million at December 31, 2000. The lack of growth this quarter can be attributed to normal maturities and payments received during the quarter. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts.

Funding Activities
------------------
        Total deposits during the quarter decreased by 0.5% to $191.8 million at June 30, 2001 from $192.7 million at March 31, 2001. Year-to-date, total deposits increased 2.7% from $186.7 million at December 31, 2000. Tax collections in local municipalities traditionally contribute to increases in total deposits, usually certificates of deposit over $100,000, during the first quarter and then decrease in the second quarter as cash is needed by the municipalities for operations. Core deposits (all deposits excluding time deposits greater than $100,000), increased 2.2% to $161.4 million at June 30, 2001 from $157.9 million at March 31, 2001. Year-to-date, core deposits increased 3.4% from $156.0 million at December 31, 2000. Demand deposits increased 9.9% to $36.2 million at June 30, 2001 from $32.9 million at March 31, 2001. Premium savings, NOW accounts, and Statement savings also increased 7.1%, 6.3% and 6.0% for the quarter.

        Borrowed funds increased $5.9 million for a new borrowing undertaken in late May 2001 from the Federal Home Loan Bank. This borrowing was made to allow the Company to leverage low interest rates at the Federal Home Loan Bank to primarily fund an increase in commercial loan demand.


MATERIAL CHANGES IN THE RESULTS OF OPERATIONS
---------------------------------------------

Net Income
----------
        The Company recorded earnings of approximately $650,000 for the quarter ended June 30, 2001, an increase of 2.4% over the earnings of $635,000 for the same quarter in 2000. Earnings per share were $0.30 for the quarter ended June 30, 2001, and $0.30 for the same quarter in 2000. All share and per share information is stated after giving effect to the stock split distributed on June 12, 2001 to shareholders of record on May 25, 2001. Net income represented a return on average assets of 1.12 % for the quarter ended June 30, 2001 compared to 1.22% for the same period in 2000. The return on average equity for the second quarter of 2001 was 10.34% compared to 12.75% for the second quarter of 2000.

Cash Operating Results
----------------------
        The Company has recorded its recent business acquisitions under the purchase method of accounting. As a result, the Company had recorded net intangible assets consisting predominately of goodwill totaling approximately $3.0 million at June 30, 2001 and $3.2 million at December 31, 2000. Amortization expense of goodwill was approximately $85,000 and $1,000 in the second quarter of 2001 and 2000, respectively. Since the amortization of goodwill does not result in a cash expense, the Company believes that supplemental reporting of its operating results on a "cash" or "tangible" basis (which excludes the after-tax effect of amortization of goodwill and the related asset balances) represents a relevant measure of financial performance. The supplemental cash basis data presented herein includes the effect of other non-cash operating expenses such as depreciation, provision for credit losses, or deferred income taxes associated with the results of operations. Cash net income grew 15.2% to $733,000 in the second quarter of 2001 from $636,000 in the same period in 2000. Cash earnings per share were $0.33 for the three months ended June 30, 2001 as compared to $0.30 for the same time period in 2000.

Other Operating Results
-----------------------
        Net interest income increased $124,000, or 5.7%, for the quarter ended June 30, 2001 compared to the same time period in 2000. Total interest income increased 6.5% and interest paid on deposits increased 7.9% from the second quarter of 2000. This increase reflects the $20.7 million, or 10.7%, increase in average interest-earning assets to $214.1 million for the second quarter of 2001 from $193.4 million for the second quarter of 2000. The increase in average interest-earnings assets resulted primarily from continued emphasis on loan originations. The Bank's net interest margin, for the three month period ended June 30, 2001 was 3.96% as compared to 4.19% for the same time period in 2000. The decrease is partly attributable to the impact on the Bank's rate-sensitive assets by the Federal Reserve decreasing short-term interest rates 125 basis points during the second quarter of 2001 and 275 basis points year-to-date in 2001.

        The yield on loans decreased to 8.49% for the second quarter of 2001 from 8.78% for the same time period in 2000. The tax equivalent yield on federal funds and investments decreased from 6.97% in the second quarter of 2000 to 6.85% in the second quarter of 2001. The cost of funds on interest bearing balances decreased to 4.03% for the second quarter of 2001 from 4.11% for the same time period in 2000. These decreases are, again, attributable to the Federal Reserve monetary rate adjustments noted above.

        Non-interest income increased to $1.2 million for the quarter ended June 30, 2001 from $413,000 for the same period in 2000. This increase of $758,000 is primarily attributable to the $628,000 of non-interest income related to the sale of insurance products through M&W Agency, Inc. which commenced operations in September 2000. Additionally, planned sales of investments provided a gain of $72,000 in non-interest income.

        Non-interest expense totaled $2.4 million for the second quarter of 2001 reflecting a $745,000 increase over the second quarter of 2000 total of $1.6 million. Approximately $525,000 of this increase, primarily salaries and benefits, occupancy and equipment costs and goodwill amortization, is directly attributable to the operations of M&W Agency, Inc. Additionally, during the second quarter of 2001, the Company prepared a filing to have its common stock listed on the Nasdaq National Market. This filing process resulted in one-time costs for attorney's fees, accountant's fees, investment banking fees as well as shareholder mailings and SEC filings. These costs totaled approximately $96,000 and had a tax-adjusted impact on the 2001 second quarter earnings of approximately $65,000 or $0.03 per share. The Company's application was accepted by the Nasdaq National Market during June 2001 and its listing became effective July 9, 2001. Certain expenses related to this listing were incurred after the close of the second quarter of 2001. All costs have been expensed as incurred with respect to this filing.

        Income tax expense totaled $337,000 and $210,000 for the three month periods ended June 30, 2001 and 2000, respectively. The effective combined tax rate for the second quarter of 2001 is 34.1% compared to 24.8% for the second quarter of 2000 reflecting the impact of M&W Agency, Inc. and the impact of the goodwill amortization expense, substantially all of which is not tax deductible. The effective tax rate maintained by the Bank is attributable to the substantial investments in tax advantaged municipal bonds and the benefit realized from a favorable deferred tax position.

ITEM 3 - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
------------------------------------------------------------------

INTEREST RATE RISK

        Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or reprice at different times or on a different basis. The Asset, Liability Committee, ("ALCO") of the Bank analyzes the gap position on a monthly basis to determine the Bank's exposure to interest rate risk. The gap position is the difference between the total of the Bank's rate-sensitive assets and rate-sensitive liabilities maturing or repricing during a given time frame. A "positive" gap results when more assets than liabilities reprice and a "negative" gap results when more liabilities than assets reprice within a given time period. Because assets historically reprice faster than liabilities, a slightly negative gap position is considered preferable. At June 30, 2001 the Bank was in a negative gap position with $10.8 million more in rate-sensitive liabilities repricing over the next year than in rate-sensitive assets. The Bank's asset/liability target, under its asset/liability policy, is a difference of +/- 15% of the Bank's total assets, which amounted to +/- $35.3 million at June 30, 2001. The gap ratio (rate-sensitive assets/rate-sensitive liabilities) at that date was 87%.


MARKET RISK

        When rates rise or fall, the market value of the Bank's assets and liabilities will increase or decrease. As a part of the Bank's asset/liability policy, the Bank has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. The Bank's securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per SFAS No. 115. A limitation of a negative 25% of total capital before SFAS No. 115 (after tax) has been established as the maximum impact to equity as a result of marking available for sale securities to market that would be acceptable. At quarter-end, the impact to equity as a result of marking available for sale securities to market was an unrealized gain of $707,427. On a quarterly basis, the available for sale portfolio is shocked for immediate rate increases of 100 and 200 basis points. At June 30, 2001 the Bank determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion. The Bank's capital ratios are also reviewed on a quarterly basis. Unrealized gains and losses on available for sale securities are not included in the calculation of these ratios.

PART II - OTHER INFORMATION
---------------------------

ITEM 1. Legal Proceedings - None to report

ITEM 2. Changes in Securities - None to report

ITEM 3. Defaults upon Senior Securities - None to report

ITEM 4. Submission of Matters To a Vote of Security Holders--None to report except for the annual shareholders meeting held on April 24, 2001 reported in the Form 10-Q filed for the quarter ended March 31, 2000.

ITEM 5. Other Information

        A cash dividend of $.27 per share was paid on March 27, 2001 to holders of record as of February 27, 2001. A total of $475,092 was paid on 1,759,601 shares.

        A 5 for 4 stock split was distributed on June 12, 2001 to shareholders on record as of May 25, 2001. Fractional shares were redeemed for cash.

        At the July 17, 2001 Board of Directors meeting, a new Board member was elected, James Biddle ,Jr., effective August 1, 2001. Mr. Biddle is the treasurer of Mader Construction Corporation in Elma, New York.

        In conjunction with the listing of its common stock on the Nasdaq National Market, the Company changed the members of its audit committee. The members now consist of David Taylor, Chairman, David Koch, and Thomas Waring.

        Effective May 29, 2001, Mark DeBacker was appointed Chief Financial Officer of Evans National Bank.

ITEM 6. Exhibits and Reports on Form 8-K

        (a.)  Exhibits
              --------

              Exhibit No.       Name                                                                       Page No.

                 10.13          Evans National Bank Supplemental Executive Retirement Plan for                19
                                James Tilley dated October 17, 2000

                 10.14          Evans National Bank Supplemental Executive Retirement Plan for                22
                                William R. Glass dated October 17, 2000

                 10.15          Evans National Bank Employment Agreement with  Mark                           25
                                DeBacker dated May 29, 2001

                  99.1          Press Release-Announcing Earnings for Quarter ended June 30, 2001             32


        (b.)  Report on Form 8-K
              ------------------

        The registrant filed a Form 8-K on April 26, 2001 to report under ITEM 5
        - OTHER EVENTS the Company's first quarter earnings, the Board's consideration of strategies to list its common stock on a national exchange and the results of its Annual Shareholders Meeting. A press release was filed as an Exhibit to the Form 8-K.

        The registrant filed a Form 8-K on May 17, 2001 to report under ITEM 5 - OTHER EVENTS the Company's 5-for-4 stock split and the decision to apply for Nasdaq National Market listing of its Common Stock. A press release was filed as an Exhibit to the Form 8-K.

        The registrant filed a Form 8-K on July 2, 2001 to report under ITEM 5 - OTHER EVENTS that the Company's common stock will trade on the Nasdaq National Market beginning July 9, 2001. A press release was filed as an Exhibit to the Form 8-K.

                                   SIGNATURES
                                   ----------




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                      Evans Bancorp, Inc.




DATE
July 31, 2001                /s/James Tilley
                             -------------------------------------
                             James Tilley
                             President



DATE
July 31, 2001                /s/Mark DeBacker
                             -------------------------------------
                             Mark DeBacker
                             Chief Financial Officer