Form 10-Q
period 2001-09-30
EVANS BANCORP INC
filed 2001-10-23
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    September 30, 2001
                              ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

                                 (716) 549-1000
                                ----------------
                           (Issuer's telephone number)

                                 Not applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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

Common Stock, $.50 Par Value--2,199,042 shares as of September 30, 2001

                                      INDEX


                       EVANS BANCORP, INC. AND SUBSIDIARY
                                                                           PAGE

PART 1.   FINANCIAL INFORMATION
-------------------------------

Item 1.       Financial Statements (Unaudited)

              Consolidated balance sheets-September 30, 2001 and
              December 31, 2000                                              1

              Consolidated statements of income--Three months
              ended September 30, 2001 and 2000                              2

              Consolidated statements of income--Nine months
              ended September 30, 2001 and 2000                              3

              Consolidated statements of stockholders' equity--
              Nine months ended September 30, 2001 and 2000                  4

              Consolidated statements of cash flows--Nine months
              ended September 30, 2001 and 2000                              5

              Notes to consolidated financial statements--
              September 30, 2001 and 2000                                    7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           11

Item 3.       Quantative and Qualitative Disclosures About Market Risks     18


PART II.  OTHER INFORMATION                                                 19
---------------------------


Item 1.       Legal Proceedings
Item 2.       Changes In Securities
Item 3.       Defaults upon Senior Securities
Item 4.       Submission of Matters to a Vote of Security Holders
Item 5.       Other Information
Item 6.       Exhibits and Reports on Form 8-K


SIGNATURES                                                                  20

     PART I - FINANCIAL INFORMATION                                                                                        PAGE 1
     ITEM I - FINANCIAL STATEMENTS


                                      EVANS BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                             September 30, 2001 (Unaudited) and December 31, 2000


                                                                                              September 30,           December 31,
              ASSETS                                                                               2001                   2000
                                                                                              ------------           ------------

     Cash and due from banks                                                                  $  8,251,734           $  8,108,912
     Federal Funds sold                                                                          1,350,000              1,250,000
     Securities:
       Classified as available-for-sale, at fair value                                          77,696,194             69,645,817
       Classified as held-to-maturity, at amortized cost                                         2,799,379              3,475,401
     Loans, net                                                                                138,378,340            128,779,052
     Properties and equipment, net                                                               3,914,006              3,776,869
     Other assets                                                                                8,125,952              9,513,092
                                                                                              ------------           ------------

     TOTAL ASSETS                                                                             $240,515,605           $224,549,143
                                                                                              ============           ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
       Demand                                                                                 $ 37,634,312           $ 36,607,680
       NOW and money market accounts                                                             8,231,727              9,550,131
       Regular savings                                                                          66,829,617             58,142,285
       Time Deposits, $100,000 and over                                                         31,227,799             30,779,658
       Other time accounts                                                                      51,592,406             51,621,565
                                                                                              ------------           ------------

                                                                                               195,515,861            186,701,319

       Other Borrowed Funds                                                                      9,980,061              4,409,068
       Dividend Payable                                                                            593,741                      0
       Securities sold under agreements to repurchase                                            3,230,033              3,869,172
       Other liabilities                                                                         4,368,601              4,390,512
                                                                                              ------------           ------------

       TOTAL LIABILITIES                                                                       213,688,297            199,370,071
                                                                                              ------------           ------------



STOCKHOLDERS' EQUITY
       Common Stock, $.50 par value; 10,000,000 shares authorized;
       2,199,042 and 1,759,601 shares issued respectively                                        1,099,521                879,801
       Capital surplus                                                                          13,569,674             13,810,991
       Retained earnings                                                                        10,915,457              9,953,780
       Accumulated other comprehensive income (net of tax)                                       1,242,656                534,500
                                                                                              ------------           ------------
                                                                                                26,827,308             25,179,072
       Less: Treasury Stock                                                                              0                      0
                                                                                              ------------           ------------
       Total Stockholders' equity                                                               26,827,308             25,179,072

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $240,515,605           $224,549,143
                                                                                              ============           ============


See Notes to Consolidated Financial Statements.

     PART I - FINANCIAL INFORMATION                                                                                     PAGE 2
     ITEM I - FINANCIAL STATEMENTS

                                      EVANS BANCORP, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF INCOME
                            For the Three Months ended September 30, 2001 and 2000
                                                 (Unaudited)
                                                                                                     Three Months Ended
                                                                                                         September 30,
                                                                                                 2001                    2000
                                                                                             ------------           ------------
INTEREST INCOME
     Loans                                                                                   $  2,795,682           $  2,740,769
     Federal funds sold                                                                            33,235                 45,202
     Securities:
         Taxable                                                                                  726,969                711,384
         Non-taxable                                                                              390,828                388,632
                                                                                             ------------           ------------

     Total Interest Income                                                                      3,946,714              3,885,987

INTEREST EXPENSE
     Interest on Deposits                                                                       1,452,732              1,521,458
     Short Term Borrowing                                                                         158,398                105,511
                                                                                             ------------           ------------
NET INTEREST INCOME                                                                             2,335,584              2,259,018

PROVISION FOR LOAN LOSSES                                                                         139,000                 60,000
                                                                                             ------------           ------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                                                  2,196,584              2,199,018
                                                                                             ------------           ------------

NON-INTEREST INCOME:
     Service charges                                                                              273,736                236,347
     Premium on loans sold-SLMA                                                                     2,352                  2,958
     Premium/Discount on loans sold-FNMA                                                            5,298                    257
     Insurance Service and Fees                                                                   562,429                132,069
     ENB Associates                                                                                23,676                 26,608
     Other                                                                                        201,795                187,523
     Securities Gain(Loss)                                                                         77,828                (16,136)
                                                                                             ------------           ------------
     Total Non-interest Income                                                                  1,147,114                569,626
                                                                                             ------------           ------------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                                             1,201,564                929,271
     Occupancy                                                                                    282,286                251,545
     Supplies                                                                                      52,933                 46,662
     Repairs and maintenance                                                                       91,817                 63,264
     Advertising and public relations                                                              40,784                 39,475
     Professional services                                                                        136,394                 65,035
     FDIC assessments                                                                               8,755                  8,860
     Other Insurance                                                                               66,108                 99,724
     Amortization of Goodwill                                                                      79,620                 26,539
     Evans Bancorp Expense                                                                         47,482                 13,401
     Other                                                                                        343,019                266,141
                                                                                             ------------           ------------

     Total Non-interest Expense                                                                 2,350,762              1,809,917
                                                                                             ------------           ------------

         Income before income taxes                                                               992,936                958,727
                                                                                             ------------           ------------

INCOME TAXES                                                                                      267,665                264,000
                                                                                             ------------           ------------

NET INCOME                                                                                   $    725,271           $    694,727
                                                                                             ============           ============

NET INCOME PER COMMON SHARE-BASIC                                                            $       0.33           $       0.32
                                                                                             ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                        2,199,042              2,144,178
                                                                                             ============           ============


See Notes to Consolidated Financial Statements.


     PART I - FINANCIAL INFORMATION                                                                                     PAGE 3
     ITEM I - FINANCIAL STATEMENTS

                                      EVANS BANCORP, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF INCOME
                            For the Nine Months ended September 30, 2001 and 2000
                                                 (Unaudited)
                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                                2001              2000
                                                                                            ------------      ------------
INTEREST INCOME
     Loans                                                                                  $  8,438,926      $  7,922,258
     Federal Funds Sold                                                                          115,656           125,551
     Securities:
         Taxable                                                                               2,249,269         2,029,762
         Non-taxable                                                                           1,142,332         1,161,352
                                                                                            ------------      ------------

     Total Interest Income                                                                    11,946,183        11,238,923

INTEREST EXPENSE
     Interest on Deposits                                                                      4,732,991         4,389,064
     Short Term Borrowing                                                                        370,788           313,327
                                                                                            ------------      ------------
NET INTEREST INCOME                                                                            6,842,404         6,536,532

PROVISION FOR LOAN  LOSSES                                                                       309,000           220,000
                                                                                            ------------      ------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                                                 6,533,404         6,316,532
                                                                                            ------------      ------------

NON-INTEREST INCOME:
     Service charges                                                                             768,301           625,133
     Premium on loan sold-SLMA                                                                     4,266             5,350
     Premium/Discount on loans sold-FNMA                                                           9,523             1,390
     Insurance Service and Fees                                                                1,865,227           132,069
     ENB Associates                                                                               91,906            43,721
     Other                                                                                       555,615           592,683
     Securities (Loss)Gain                                                                       165,967           (31,616)
                                                                                            ------------      ------------
     Total Non-interest Income                                                                 3,460,805         1,368,730
                                                                                            ------------      ------------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                                            3,615,880         2,670,906
     Occupancy                                                                                   863,058           734,442
     Supplies                                                                                    169,735           141,218
     Repairs and maintenance                                                                     280,902           174,947
     Advertising and public relations                                                            110,153           101,791
     Professional services                                                                       367,701           193,855
     FDIC Assessment                                                                              25,911            25,611
     Other Insurance                                                                             210,099           272,415
     Amortization of Goodwill                                                                    238,860            26,539
     Evans Bancorp Expense                                                                       133,021            38,527
     Other                                                                                     1,064,378           758,032
                                                                                            ------------      ------------

     Total Non-interest Expense                                                                7,079,698         5,138,283
                                                                                            ------------      ------------

         Income before income taxes                                                            2,914,511         2,546,979
                                                                                            ------------      ------------

INCOME TAXES                                                                                     884,000           673,800
                                                                                            ------------      ------------

NET INCOME                                                                                  $  2,030,511      $  1,873,179
                                                                                            ============      ============

NET INCOME PER COMMON SHARE-BASIC                                                           $       0.92      $       0.87
                                                                                            ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                       2,199,042         2,144,178
                                                                                            ============      ============



See Notes to Consolidated Financial Statements.

PART 1-FINANCIAL INFORMATION                                                                                                 PAGE 4
ITEM 1-FINANCIAL STATEMENTS

                                                   EVANS BANCORP, INC. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                              (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        ACCUMULATED
                                                                                           OTHER
                                            COMMON         CAPITAL        RETAINED     COMPREHENSIVE      TREASURY
                                             STOCK         SURPLUS        EARNINGS     INCOME (LOSS)       STOCK           TOTAL

Balance, January 1, 2000                 $   849,475    $ 10,990,720    $  7,629,839   $ (1,185,096)   $          0    $ 18,284,938

Comprehensive income:
  2000 net income                                                          1,873,179                                      1,873,179

  Unrealized gain on available
    for sale securities, net of
    reclassification adjustment
    and tax effect of $265,508                                                              632,161                         632,161
                                                                                                                       ------------

      Total comprehensive income                                                                                          2,505,340
                                                                                                                       ------------

Cash dividends ($.52 per
  common share)                                                             (899,045)                                      (899,045)

Purchase of 6,028 shares
  for treasury                                                                                             (283,316)       (283,316)

Reissuance of treasury stock under stock
dividend plan of 3,125 shares                                                                               146,875         146,875
Issuance of Shares for M&W acquisition        30,326       2,820,271                                                      2,850,597
                                         -----------    ------------    ------------   ------------    ------------    ------------

Balance, September 30, 2000              $   879,801    $ 13,810,991    $  8,603,973   $   (552,935)   $   (136,441)   $ 22,605,389
                                         ===========    ============    ============   ============    ============    ============



                                                  NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                              (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                         ACCUMULATED
                                                                                            OTHER
                                            COMMON          CAPITAL        RETAINED     COMPREHENSIVE    TREASURY
                                             STOCK          SURPLUS        EARNINGS        INCOME         STOCK           TOTAL

Balance, January 1, 2001                 $    879,801    $ 13,810,991    $  9,953,780   $    534,500   $          0   $ 25,179,072

Comprehensive income:
  2001 net income                                                           2,030,511                                    2,030,511

  Unrealized gain on available
    for sale securities, net of
    reclassification adjustment
    and tax effect of $297,425                                                               708,156                       708,156
                                                                                                                      ------------

      Total comprehensive income                                                                                         2,738,667
                                                                                                                      ------------

Cash dividends ($.54 per
  common share)                                                            (1,068,834)                                  (1,068,834)

Purchase of 3,086 shares
  for treasury                                                                                             (145,042)      (145,042)

Five-for-Four stock split                     219,720                                                                      219,720
with fractional shares paid in cash                          (241,317)                                                    (241,317)

Reissuance of treasury stock under
stock dividend plan of 3,086 shares                                                                         145,042        145,042

                                         ------------    ------------    ------------   ------------   ------------   ------------
Balance, September 30, 2001              $  1,099,521    $ 13,569,674    $ 10,915,457   $  1,242,656   $          0   $ 26,827,308
                                         ============    ============    ============   ============   ============   ============





     PART I - FINANCIAL INFORMATION                                                                                        PAGE 5
     ITEM I - FINANCIAL STATEMENTS


                                      EVANS BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Nine Months Ended September 30, 2001 and 2000
                                                 (Unaudited)
                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                                2001              2000
                                                                                            ------------      ------------

OPERATING ACTIVITIES
     Interest received                                                                      $ 11,988,740      $ 10,961,442
     Fees and commissions received                                                             3,082,454         1,525,784
     Interest paid                                                                            (5,141,985)       (4,629,424)
     Cash paid to suppliers and employees                                                     (4,818,860)       (5,681,455)
     Income taxes paid                                                                        (1,178,000)         (807,235)
                                                                                            ------------      ------------

                        Net cash provided by operating
                           activities                                                          3,932,349         1,369,112
                                                                                            ------------      ------------


INVESTING ACTIVITIES
     Available for sale securities
           Purchases                                                                         (33,745,016)      (20,403,274)
           Proceeds from sales                                                                13,110,548         7,411,556
           Proceeds from maturities                                                           14,994,873         4,029,164
     Held to maturity securities
           Purchases                                                                          (2,387,454)       (2,391,654)
           Proceeds from maturities                                                            2,060,247         2,190,755
     Additions to properties and equipment                                                      (755,129)         (284,933)
     Investment in Joint Venture                                                                       0           (10,500)
     Increase in loans, net of repayments                                                    (16,304,557)       (9,841,020)
     Proceeds from sales of loans                                                              6,087,254         1,029,497
     Proceeds from sales of other real estate owned                                                    0           294,452
                                                                                            ------------      ------------

                        Net cash used in investing activities                                (16,939,234)      (17,975,957)
                                                                                            ------------      ------------


FINANCING ACTIVITIES
     Increase in deposits                                                                      8,814,543        13,144,149
     Purchase (Repayment) of short term borrowing                                              4,931,853        (1,994,534)
     Purchase of treasury stock                                                                        0          (136,441)
      Dividends paid                                                                            (496,689)         (424,737)
                                                                                            ------------      ------------

                        Net cash provided by financing
                           activities                                                         13,249,707        10,588,437
                                                                                            ------------      ------------


Net increase (decrease) in cash and cash
         equivalents                                                                             242,822        (6,018,408)

Cash and cash equivalents, January 1                                                           9,358,912        11,978,778
                                                                                            ------------      ------------

Cash and cash equivalents, September 30                                                     $  9,601,734      $  5,960,370
                                                                                            ============      ============


See Notes to Consolidated Financial Statements.


     PART I - FINANCIAL INFORMATION                                                                                        PAGE 6
     ITEM I - FINANCIAL STATEMENTS



                                      EVANS BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Nine Months Ended September 30, 2001 and 2000
                                                 (Unaudited)
                                                                                                       Nine Months Ended
                                                                                                          September 30,
                                                                                                    2001              2000
                                                                                                ------------      ------------

RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                                                 $  2,030,511      $  1,873,179
                                                                                                ------------      ------------

     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                             996,237           454,521
           Provision for loan losses                                                                 309,000           220,000
           (Gain)Loss on sale of assets                                                             (179,756)           25,007
           (Decrease)Increase in accrued interest payable                                            (38,207)           72,967
           Increase in accrued interest receivable                                                   (46,948)         (252,075)
           Decrease in other liabilities                                                            (853,413)         (692,790)
           Decrease(Increase) in other assets                                                      1,714,925          (331,697)
                                                                                                ------------      ------------

     Total adjustments                                                                             1,901,838          (504,067)
                                                                                                ------------      ------------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                                            $  3,932,349      $  1,369,112
                                                                                                ============      ============

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:


Net unrealized gain(loss) on available for sale securities                                      $  2,142,508      ($   813,139)
                                                                                                ============      ============











See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 AND 2000
                                   (UNAUDITED)

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

     The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

7.   STOCK SPLIT
     -----------

     A 5 for 4 stock split was distributed on June 12, 2001 to shareholders of record as of May 25, 2001. Fractional shares were redeemed for cash. The stock split resulted in the issuance of 439,441 shares of common stock as well as fractional shares paid in cash totaling $21,597. All share and per share data reflect the split.

8.   SEGMENT INFORMATION
     -------------------

     Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information was adopted by the Company during 2000. This Statement establishes standards for the way that the Company reports information about its operating segments. The Company is comprised of two primary business segments, banking and insurance. The following table sets forth information regarding these segments for the three month and nine month periods ended September 30, 2001 and 2000.

                                                                            Three Months Ended
                                                                            September 30, 2001

                                                            BANKING            INSURANCE
                                                           ACTIVITIES          ACTIVITIES              TOTAL

Net Interest Income(loss)                                  $2,340,604          ($   5,020)          $2,335,584

Provision for credit losses                                   139,000                   0              139,000
                                                           ----------          ----------           ----------
Net interest income(loss) after
   provision for credit losses                              2,201,604              (5,020)           2,196,584

Non-interest income                                           506,857                   0              506,857

Insurance Commissions & Fees                                        0             562,429              562,429
Net securities gains                                           77,828                   0               77,828
Non-interest expense                                        1,927,586             423,176            2,350,762
                                                           ----------          ----------           ----------

Income before income taxes                                    858,703             134,233              992,936
Income tax expense                                            220,665              47,000              267,665
                                                           ----------          ----------           ----------
   Net income                                              $  638,038          $   87,233           $  725,271
                                                           ==========          ==========           ==========


                                                                          Nine Months Ended
                                                                          September 30, 2001

                                                            BANKING            INSURANCE
                                                           ACTIVITIES          ACTIVITIES              TOTAL

Net Interest Income(loss)                                  $6,861,831          ($  19,427)          $6,842,404
Provision for credit losses                                   309,000                   0              309,000
                                                           ----------          ----------           ----------
Net interest income(loss) after
   provision for credit losses                              6,552,831             (19,427)           6,533,404

Non-interest income                                         1,429,611                   0            1,429,611

Insurance Commissions & Fees                                        0           1,865,227            1,865,227
Net securities gains                                          165,967                   0              165,967
Non-interest expense                                        5,701,965           1,377,733            7,079,698
                                                           ----------          ----------           ----------

Income before income taxes                                  2,446,444             468,067            2,914,511


Income tax expense                                            693,000             191,000              884,000
                                                           ----------          ----------           ----------
   Net income                                              $1,753,444          $  277,067           $2,030,511
                                                           ==========          ==========           ==========



                                                                                                         Page 9
                                                                           Three Months Ended
                                                                           September 30, 2000


                                                            BANKING            INSURANCE
                                                           ACTIVITIES          ACTIVITIES              TOTAL


Net Interest Income (loss)                                  $2,262,626          $   (3,608)          $2,259,018

Provision for credit losses                                     60,000                   0               60,000
                                                            ----------          ----------           ----------
Net interest income (loss) after
  provision for credit losses                                2,202,626              (3,608)           2,199,018


Non-interest Income                                            453,693                   0              453,693

Insurance Commissions & Fees                                         0             132,069              132,069

Net securities losses                                          (16,136)                  0              (16,136)

Non-interest expense                                         1,683,970             125,947            1,809,917
                                                            ----------          ----------           ----------

Income before taxes                                            956,213               2,514              958,727

Income tax expense                                             262,900               1,100              264,000
                                                            ----------          ----------           ----------
Net Income                                                  $  693,313          $    1,414           $  694,727
                                                            ==========          ==========           ==========



                                                                         Nine Months Ended
                                                                         September 30, 2000

                                                            BANKING            INSURANCE
                                                           ACTIVITIES          ACTIVITIES              TOTAL

Net Interest Income (loss)                                  $6,540,140          $   (3,608)          $6,536,532

Provision for credit losses                                    220,000                   0              220,000
                                                            ----------          ----------           ----------
Net interest income (loss) after
  provision for credit losses                                6,320,140              (3,608)           6,316,532


Non-interest Income                                          1,268,277                   0            1,268,277

Insurance Commissions & Fees                                         0             132,069              132,069

Net securities losses                                          (31,616)                  0              (31,616)

Non-interest expense                                         5,012,336             125,947            5,138,283
                                                            ----------          ----------           ----------

Income before taxes                                          2,544,465               2,514            2,546,979

Income tax expense                                             672,700               1,100              673,800
                                                            ----------          ----------           ----------
  Net Income                                                $1,871,765          $    1,414           $1,873,179
                                                            ==========          ==========           ==========


9.       NEW ACCOUNTING STANDARDS PRONOUNCEMENTS
         ---------------------------------------

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

         SFAS No. 141, Business Combinations issued on June 29, 2001 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. This pronouncement had no effect on the Company's financial statements.

         SFAS No. 142, Goodwill and Other Intangible Assets, issued on June 29, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement will result in the end to systematic goodwill and other intangible amortization and require impairment testing on those balances at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. At September 30, 2001, the Company had approximately $2.9 million of goodwill and recorded approximately $85,000 of goodwill amortization expense during the quarter ended September 30, 2001.

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


                                                                                                                       Page 12



                                            THREE MONTHS ENDED SEPTEMBER 30, 2001        THREE MONTHS ENDED SEPTEMBER 30, 2000

                                            AVERAGE        INTEREST                         AVERAGE        INTEREST
                                          OUTSTANDING       EARNED/           YIELD/      OUTSTANDING       EARNED/     YIELD/
                                            BALANCE          PAID             RATE          BALANCE          PAID        RATE
                                             (000)           (000)                           (000)          (000)
ASSETS
Interest-earning assets:
  Loans, Net                               $137,287        $  2,796            8.15%       $122,226       $  2,741       8.97%

  Taxable Investments                        47,575             727            6.11%         38,610            711       7.37%

  Tax-exempt Investments                     32,861             391            4.76%         33,250            389       4.68%


 Federal funds sold                           3,111              33            4.27%          2,546             45       7.10%
                                           --------        --------        --------        --------       --------   --------

Total interest-earning assets               220,834        $  3,947            7.15%        196,632       $  3,886       7.91%
                                                           ========                                       ========
Noninterest-earning assets
  Cash and due from banks                     7,475                                           6,619
  Premises and equipment, net                 3,645                                           3,732
  Other assets                                8,002                                           4,803
                                           --------                                        --------
Total Assets                               $239,956                                        $211,786
                                           ========                                        ========

LIABILITIES & SHAREHOLDER'S
EQUITY
Interest-bearing liabilities:
  NOW accounts                             $  8,123        $     20            0.99%       $  9,117       $     23       0.99%

  Savings deposits                           63,071             344            2.18%         60,263            432       2.87%

  Time deposits                              84,521           1,089            5.15%         74,092          1,067       5.76%

  Fed Funds Purchased &
Securities
  Sold U/A to Repurchase and                  4,310              30            2.86%          3,316             43       5.26%
other
  FHLB Advances                               9,804             128            5.21%          5,000             62       4.95%

                                           --------        --------        --------        --------       --------   --------
Total interest-bearing liabilities          169,829        $  1,611            3.79%        151,788       $  1,627       4.29%
                                                           --------                                       --------
Noninterest-bearing liabilities:
  Demand deposits                            37,289                                          35,422
  Other                                       6,203                                           4,206
Total liabilities                          $213,321                                        $191,416
                                           --------                                        --------

Shareholders' equity                         26,635                                          20,370
                                           --------                                        --------
Total Liabilities and Equity               $239,956                                        $211,786
                                           ========                                        ========

Net interest earnings                                      $  2,336                                       $  2,259
                                                           ========                                       ========

Net yield on interest earning assets                                           4.23%                                     4.60%


         Total net loans outstanding increased 1.6% to $138.4 million at September 30, 2001 from $136.2 million at June 30, 2001. Year-to-date, total net loans have increased 7.5% from $128.8 million at December 31, 2000. During the quarter, the Company continued to shift its loan mix towards higher-yielding commercial loans. As a result, loan growth for the quarter ended September 30, 2001 was concentrated primarily in commercial mortgages (approximately $2.7 million). Total commercial loans increased 2.2% to approximately $91.0 million at September 30, 2001 from approximately $89.0 million at June 30, 2001. Year-to-date, commercial loans have increased 12.6% from $80.8 million at December 31, 2000. Total consumer loans increased 1.0% to approximately $48.8 million at September 30, 2001 from approximately $48.3 million at June 30, 2001. Year-to-date, consumer loans have decreased 0.6% from $49.0 million at December 31, 2000. These results reflect the Company's strategy to deal with the declining interest rate environment by continuing to emphasize commercial loan originations while selling fixed rate residential real estate loans originated under a certain interest rate level. For the nine months ended September 30, 2001, the Company sold residential mortgages to the Federal National Mortgage Association ("FNMA") totaling approximately $5,436,000 as compared to approximately $519,000 during the same period in 2000. The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon.

Loan Portfolio Composition
--------------------------
               The following table presents selected information on the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.


                                             SEPTEMBER 30, 2001      PERCENTAGE     DECEMBER 31, 2000        PERCENTAGE
                                                  ($000)                                 ($000)
COMMERCIAL LOANS

   Real Estate                                 $   70,401               50.4%         $   61,628              47.5%

   Installment                                     11,645                8.3%             10,327               8.0%

   Lines of Credit                                  7,929                5.7%              7,748               6.0%

   Lease Financing                                    951                0.7%              1,041               0.8%

   Cash Reserve                                        40                0.0%                 51               0.0%
                                               ----------         ----------          ----------        ----------

Total Commercial Loans                             90,966               65.1%             80,795              62.3%


Consumer Loans

   Real Estate                                     23,590               16.9%             24,333              18.7%

   Home Equity                                     20,759               14.9%             19,971              15.4%

   Installment                                      3,105                2.2%              2,989               2.3%

   Overdrafts                                         598                0.4%              1,012               0.8%

   Credit Card                                        295                0.2%                297               0.2%

   Student Loans                                      217                0.2%                338               0.3%

   Other                                              197                0.1%                100               0.0%
                                               ----------         ----------          ----------        ----------

Total Consumer Loans                               48,761               34.9%             49,040              37.7%
                                               ----------         ----------          ----------        ----------

Total Loans                                       139,727              100.0%            129,835             100.0%
                                               ==========         ==========          ==========        ==========

Net Deferred Costs &                                  372                                    372
Unearned Discounts
Allowance for Credit Losses                        (1,721)                                (1,428)
                                               ----------                             ----------

Total Loans, Net                               $  138,378                             $  128,779
                                               ==========                             ==========


         The Company's total non-accruing loans, expressed as a percentage of total loans, was 0.49% at September 30, 2001 as compared to 0.92% at December 31, 2000. Actual charge-offs for the three months ended September 30, 2001 were $20,278 compared to $37 for the same period in 2000. The decrease in non-accruing loans is substantially a result of foreclosure on one parcel of commercial real estate during 2001. This property is currently held for sale by the Bank. The Company's allowance for credit losses increased to approximately $1.7 million at September 30, 2001 from approximately $1.4 million at December 31, 2000. The allowance for credit loss as a percentage of total loans was 1.23% at September 30, 2001 compared to 1.10% at December 31, 2000. This increase is a result of the increased amount of commercial loans. This increase in the loan portfolio, especially the increase in commercial loans, which tend to have higher credit risk than consumer loans, is reflected in the additional credit loss reserve levels reflected at September 30, 2001 and December 31, 2000.

         The adequacy of the Company's allowance for credit losses is reviewed quarterly with consideration given to loan concentrations, charge-off history, delinquent loan percentages, and general economic conditions. Management believes the allowance for credit losses is adequate to absorb credit losses from existing loans.

The following table sets forth information regarding non-accrual loans.


                                                          September 30, 2001     December 31, 2000
                                                         -------------------     -----------------
                                                                  ($000)                 ($000)
Non-accruing loans:
      One-to-four family                                       $          0           $          0

      Home equity                                                         0                      0

      Commercial real estate and multi-family                           494                  1,113

      Consumer                                                            0                      0

      Commercial business                                               184                     82


                                                               ------------           ------------
      Total                                                             678                  1,195

                                                               ------------           ------------

Loans 90+ days past due                                               1,076                    265

                                                               ------------           ------------

Total non-performing loans                                     $      1,754           $      1,460

                                                               ============           ============

Total non-performing loans as a percentage                             0.73%                  0.65%
of total assets
                                                               ============           ============

Total non-performing loans as a percentage                             1.27%                  1.12%
of total loans
                                                               ============           ============



Investing Activities
--------------------
               The Company's securities portfolio increased by 2.5% to approximately $80.5 million at September 30, 2001 as compared to approximately $78.5 million at June 30, 2001. Year-to-date, the securities portfolio has grown 10.1% from $73.1 million at December 31, 2000. Growth for the quarter is attributable to growth in deposits. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts.

Funding Activities
------------------
               Total deposits during the quarter increased by 1.9% to $195.5 million at September 30, 2001 from $191.8 million at June 30, 2001. Year-to-date, total deposits increased 4.7% from $186.7 million at December 31, 2000. Tax collections in local municipalities traditionally contribute to increases in total deposits, usually certificates of deposit over $100,000, during the first and third quarters and then decrease in the second and fourth quarters as cash is needed by the municipalities for operations. Core deposits (all deposits excluding time deposits greater than $100,000), increased 1.8% to $164.3 million at September 30, 2001 from $161.4 million at June 30, 2001. Year-to-date, core deposits increased 5.3% from $156.0 million at December 31, 2000. Demand deposits increased 4.0% to $37.6 million at September 30, 2001 from $36.2 million at June 30, 2001. Premium savings, Statement savings, and Business savings also increased 5.1%, 4.0%, and 12.2%, respectively, for the quarter. NOW accounts decreased by 5.8% for the quarter, mainly due to a decrease in municipal NOW accounts as a result of lower rates offered in this account.

               Other borrowed funds increased from approximately $4.4 million at December 31, 2000 to $10.0 million at September 30, 2001 primarily as a result of a new $6.0 million borrowing undertaken in late May 2001 from the Federal Home Loan Bank. This borrowing was made to allow the Company to leverage low interest rates at the Federal Home Loan Bank to primarily fund an increase in commercial loan demand.

Other Balance Sheet Changes
---------------------------

               Properties and equipment, net has increased as a result of construction of a replacement of the Company's branch location in North Boston, New York. This new branch will open in mid-October 2001 and will replace a branch located across the street which the Company has leased up until now.

               Other assets have decreased from December 31, 2000 as a result of receipt in the first quarter of 2001 of approximately $1.7 million in insurance proceeds on the life insurance policy of Richard Craig, Chairman of the Board and CEO, who passed in late December 2000. Also, net goodwill has decreased based on approximately $255,000 of amortization year-to-date.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS
---------------------------------------------

Net Income
----------
               The Company recorded net income of approximately $725,000 for the quarter ended September 30, 2001, an increase of 4.3% over net income of $695,000 for the same quarter in 2000. Earnings per share were $0.33 for the quarter ended September 30, 2001, and $0.32 for the same quarter in 2000. Year-to-date earnings through September 30, 2001 were $0.92 per share as compared to $0.87 per share for the same time period in 2000. All share and per share information is stated after giving effect to the stock split distributed on June 12, 2001 to shareholders of record on May 25, 2001. Net income represented a return on average assets of 1.21% for the quarter ended September 30, 2001 compared to 1.31% for the same period in 2000. The return on average equity for the third quarter of 2001 was 10.89% compared to 13.64% for the third quarter of 2000.

Cash Operating Results
----------------------
               The Company has recorded its recent business acquisition under the purchase method of accounting. As a result, the Company had recorded net intangible assets consisting predominately of goodwill totaling approximately $2.9 million at September 30, 2001 and $3.2 million at December 31, 2000. Amortization expense of goodwill was approximately $85,000 and $30,000 in the third quarter of 2001 and 2000, respectively. Since the amortization of goodwill does not result in a cash expense, the Company believes that supplemental reporting of its operating results on a "cash" or "tangible" basis (which excludes the after-tax effect of amortization of goodwill and the related asset balances) represents a relevant measure of financial performance. The supplemental cash basis data presented herein includes the effect of other non-cash operating expenses such as depreciation, provision for credit losses, or deferred income taxes associated with the results of operations. Cash net income grew 11.9% to $811,000 in the third quarter of 2001 from $725,000 in the same period in 2000. Cash earnings per share were $0.37 for the three months ended September 30, 2001 as compared to $0.34 for the same time period in 2000. The operations of M&W Agency have contributed an additional $0.04 cash earnings per share for the three months ended September 30, 2001 as compared to the same time period in 2000.

Other Operating Results
-----------------------
               Net interest income increased $77,000, or 3.4%, for the quarter ended September 30, 2001 compared to the same time period in 2000. Total interest income increased 1.6% and interest paid on deposits decreased 4.5% from the third quarter of 2000. The increase in interest income reflects the $24.2 million, or 12.3%, increase in average interest-earning assets to $220.8 million for the third quarter of 2001 from $196.6 million for the third quarter of 2000 as well as the effect of interest rate reductions driven by the Federal Reserve as discussed below. The increase in average interest-earnings assets resulted primarily from continued emphasis on loan originations. The interest expense decrease reflects the $18.0 million, or 11.9% increase in average interest-bearing liabilities to $169.8 million for the third quarter of 2001 from $151.8 million for the third quarter of 2000 as well as the offsetting effect of interest rate reductions made by the Bank thus far in 2001. The Bank's net interest margin, for the three month period ended September 30, 2001 was 3.86% as compared to 4.23% for the same time period in 2000. The decrease is partly attributable to the impact on the Bank's rate-sensitive assets by the Federal Reserve decreasing short-term interest rates 75 basis points during the third quarter of 2001,and 350 basis points through September 30, 2001. On October 2, 2001, the Federal Reserve decreased short-term interest rates by another 50 basis points. In order to help maintain its net interest margin, the Bank correspondingly reduced certain deposit rates in October 2001.

               The yield on loans decreased to 8.15% for the third quarter of 2001 from 8.97% for the same time period in 2000. The tax equivalent yield on federal funds and investments decreased from 7.24% in the third quarter of 2000 to 6.48% in the third quarter of 2001. The cost of funds on interest bearing balances decreased to 3.79% for the third quarter of 2001 from 4.29% for the same time period in 2000. These decreases are, again, attributable to the Federal Reserve monetary rate adjustments noted above.

               The provision for loan losses has increased to $139,000 for the third quarter of 2001 from $60,000 for the same time period in 2000. This increase is a result of the increase in the size of the overall loan portfolio as well as an increase in the commercial loan composition as a percentage of the overall portfolio. Commercial loans tend to have a higher credit risk than consumer loans.

               Non-interest income increased to $1.1 million for the quarter ended September 30, 2001 from $570,000 for the same period in 2000. This increase of $530,000 is primarily attributable to an increase of $430,000 in sales of insurance products through M&W Agency, Inc. which commenced operations in September 2000. Additionally, gains on planned sales of investments provided an increase of $94,000 in non-interest income for the third quarter of 2001 compared to the same time period in 2000.

               Non-interest expense totaled $2.4 million for the third quarter of 2001 reflecting an approximate $541,000 increase over the third quarter of 2000 total of $1.8 million. Approximately $400,000 of this increase, primarily salaries and benefits, occupancy and equipment costs and goodwill amortization, is directly attributable to the operations of M&W Agency, Inc. The majority of the remainder of such increase pertains to professional fees including accounting and legal fees related to a number of projects at the Company during the quarter ended September 30, 2001 including Internal Audit outsourcing assistance and costs related to listing of the Company's common stock on the Nasdaq National Market which occurred on July 9, 2001.

               Income tax expense totaled $268,000 and $264,000 for the three month periods ended September 30, 2001 and 2000, respectively. The effective combined tax rate for the third quarter of 2001 is 27.0% compared to 27.5% for the third quarter of 2000. The effective tax rate maintained by the Bank is attributable to investments in tax advantaged municipal bonds and the benefit realized from a favorable deferred tax position.

ITEM 3 - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
------------------------------------------------------------------

INTEREST RATE RISK

               Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or reprice at different times or on a different basis. The Asset, Liability Committee, ("ALCO") of the Bank analyzes the gap position on a monthly basis to determine the Bank's exposure to interest rate risk. The gap position is the difference between the total of the Bank's rate- sensitive assets and rate-sensitive liabilities maturing or repricing during a given time frame. A "positive" gap results when more assets than liabilities reprice and a "negative" gap results when more liabilities than assets reprice within a given time period. Because assets historically reprice faster than liabilities, a slightly negative gap position is considered preferable. At September 30, 2001 the Bank was in a negative gap position with $2.9 million more in rate-sensitive liabilities repricing over the next year than in rate-sensitive assets. This "negative" gap position compares to a "negative" gap position at June 30, 2001 of $10.8 million. This decrease is due to a number of factors, including a number of long-term mortgage pre-payments and shortened effective maturities on callable securities as a result of the current interest rate environment. Also, there was a shift during the quarter in less than one year certificates of deposit to longer terms, especially in the greater than $100,000 category. The Bank's asset/liability target, under its asset/liability policy, is a difference of +/- 15% of the Bank's total assets, which amounted to +/- $36.1 million at September 30, 2001. The gap ratio (rate-sensitive assets/rate-sensitive liabilities) at that date was 97%.


MARKET RISK

               When rates rise or fall, the market value of the Bank's assets and liabilities will increase or decrease. As a part of the Bank's asset/liability policy, the Bank has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. The Bank's securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per SFAS No. 115. A limitation of a negative 25% of total capital before SFAS No. 115 (after tax) has been established as the maximum impact to equity as a result of marking available for sale securities to market that would be acceptable. At quarter-end, the impact to equity as a result of marking available for sale securities to market was an unrealized gain of approximately $1.2 million. On a quarterly basis, the available for sale portfolio is shocked for immediate rate increases of 100 and 200 basis points. At September 30, 2001 the Bank determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion. The Bank's capital ratios are also reviewed on a quarterly basis. Unrealized gains and losses on available for sale securities are not included in the calculation of these ratios.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.    Legal Proceedings - None to report

ITEM 2.    Changes in Securities - None to report

ITEM 3.    Defaults upon Senior Securities - None to report

ITEM 4.    Submission of Matters To a Vote of Security Holder - None to report

ITEM 5.    Other Information

           On September 27, 2001, the Board of Directors declared a cash dividend of $.27 per share payable on November 5, 2001 to shareholders of record as of October 9, 2001.

           In conjunction with his appointment to the Board of Directors effective August 1, 2001, James Biddle, Jr. has been appointed to the Audit Committee of the Board of Directors . The members now consist of David Taylor, Chairman, David Koch, Thomas Waring, and James Biddle, Jr.



ITEM 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                --------

                 Exhibit No.      Name                                  Page No.

                    99.1          Press Release-Announcing Earnings
                                  for Quarter ended September 30, 2001      20



           (b)  Report on Form 8-K
                ------------------

           The registrant filed a Form 8-K on September 27, 2001 to report under ITEM 5 - OTHER EVENTS the Company's declaration of a cash dividend of $0.27per common share payable on November 5, 2001 to shareholders of record on October 9, 2001. The Company also announced that the Board of Directors has authorized the Company to repurchase up to 50,000 shares of its common stock over the next two years.

                                   SIGNATURES
                                   ----------




               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                               Evans Bancorp, Inc.




DATE
October 23, 2001                        /s/James Tilley
                                       -------------------------------------
                                       James Tilley
                                       President



DATE
October 23, 2001                       /s/Mark DeBacker
                                       -------------------------------------
                                       Mark DeBacker
                                       Chief Financial Officer