Form 10-K
period 2001-12-31
EVANS BANCORP INC
filed 2002-03-28
CIK 842518

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

    For fiscal year ended:             December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from              to
                                   ------------    ---------------

                         Commission file number: 0-18539
                                                 -------

                               EVANS BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                         16-1332767
  ------------------------------                     ----------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

  14-16 North Main Street, Angola, New York                  14006
  -----------------------------------------                 --------
  (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number (including area code) (716) 549-1000
      -------------------------------------------------------------------

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

         As of January 31, 2002, the aggregate market value of the registrant's common stock, $.50 par value, (the "Common Stock") held by nonaffiliates of the registrant was approximately $33.6 million based upon the per share price as quoted by the Nasdaq National Market.

         As of January 31, 2002, 2,206,467 shares of the registrant's Common Stock were outstanding.


                                  Page 1 of 86
                            Exhibit Index on Page 37

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Registration Statement on Form 10, as amended by Amendment Nos. 1 and 2 (Registration No. 0-18539), the Registrant's Registration Statement on Form S-4 (Registration No. 33-25321), and the Registrant's Report on form 10-QSB for the period ended March 31, 1995, and the Registrant's Report on Form 10-KSB for the period ended December 31, 1995 and the Registrant's Reports on Form 10-Q for the periods ended June 30, 1996, March 31, 1997, September 30, 1999, March 31, 2000 and June 30, 2001 and the
Registrant's Reports on Form 10-K for the periods ended December 31, 1997, December 31, 1998 and December 31, 2000 are incorporated by reference in Part IV of this Form 10-K.

         Portions of the Registrant's 2001 Annual Report to Shareholders are incorporated by reference in Part II of this Form 10-K.

                                TABLE OF CONTENTS

                                      INDEX

                                     PART I

                                                                                                                 Page
                                                                                                                 ----
Item 1.    BUSINESS...............................................................................................5
           --------

           Evans Bancorp, Inc. ...................................................................................5
           Evans National Bank ...................................................................................5
           Forward Looking Statements ............................................................................5
           Market Area ...........................................................................................5
           Average Balance Sheet Information..................................................................... 6
           Securities Activities................................................................................. 7
              Securities Policy.................................................................................. 8
           Lending Activities ....................................................................................9
              General ............................................................................................9
              Real Estate Loans .................................................................................10
              Commercial Loans...................................................................................10
              Installment Loans..................................................................................11
              Student Loans .....................................................................................11
              Other Loans .......................................................................................11
              Direct Financing Lease Loans ......................................................................11
              Loan Maturities....................................................................................12
              Loan Losses........................................................................................12
           Sources of Funds - Deposits ..........................................................................14
              General............................................................................................14
              Deposits...........................................................................................14
              Federal Funds Purchased & Other Borrowed Funds.....................................................14
              Securities Sold Under Agreements to Repurchase.....................................................15
           Asset and Liability Management .......................................................................15
           Monetary Policy ......................................................................................16
           Environmental Matters.................................................................................16
           Competition...........................................................................................16
           Regulation ...........................................................................................16
           Subsidiaries of the Bank .............................................................................19
              M&W Agency, Inc ...................................................................................19
              ENB Associates Inc.................................................................................19
              Evans National Holding Corp........................................................................19
           Employees ............................................................................................19

Item 2.    PROPERTIES............................................................................................20
           ----------

Item 3.    LEGAL PROCEEDINGS.....................................................................................20
           -----------------

Item 4.    SUBMISSION OF MATTERS
           TO A VOTE OF SECURITY HOLDERS.........................................................................21
           -----------------------------

                                     PART II

                                                                            Page
                                                                           ----

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           -------------------------------------
           AND RELATED STOCKHOLDER MATTERS..................................21
           -------------------------------

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA.............................22
           ------------------------------------

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           ------------------------------------
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................23
           ------------------------------------------------

Item 7a.   QUANTATIVE AND QUALITATIVE DISCLOSURES
           ---------------------------------------
           ABOUT MARKET RISK................................................30
           -----------------

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ........30
           --------------------------------------------------------

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ---------------------------------------------
           ON ACCOUNTING AND FINANCIAL DISCLOSURES..........................30
           ---------------------------------------


                                    PART III
                                    --------


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF
           -----------------------------------
           THE REGISTRANT...................................................31
           --------------

Item 11.   EXECUTIVE COMPENSATION...........................................34
           ----------------------

Item 12.   SECURITY OWNERSHIP OF CERTAIN
           -----------------------------
           BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------
           AND RELATED STOCKHOLDER MATTERS..................................36
           -------------------------------

Item 13.   CERTAIN RELATIONSHIPS AND
           -------------------------
           RELATED TRANSACTIONS.............................................37
           --------------------


                                     PART IV
                                     -------


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           ---------------------------------------
           AND REPORTS ON FORM 8-K .........................................37
           -----------------------

ITEM 1. BUSINESS
        --------

EVANS BANCORP, INC.

    Evans Bancorp, Inc. (the "Company") was organized as a New York business corporation and incorporated under the laws of the State of New York on October 28, 1988 for the purpose of becoming a bank holding company. The Company is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and conducts its business through its wholly-owned subsidiary, Evans National Bank (the "Bank") and the Bank's wholly-owned subsidiaries, ENB Associates Inc. ("ENB"), M&W Agency, Inc. ("M&W") and, as of February 2002, the newly created Evans National Holding Corp. ("ENHC"). The principal business of the Company, through the Bank, is commercial banking and consists of, among other things, attracting deposits from the general public and using these funds to extend credit and to invest in securities. The Bank offers a variety of loan products to its customers including commercial loans, commercial and residential mortgage loans, and consumer loans. In addition, the Bank offers deposit products which include checking and NOW accounts, passbook and statement savings and certificates of deposit. The Bank also offers electronic banking services including Internet Banking, telephone banking, PC banking, and Eas-E check card.

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

    As of December 31, 2001, the Bank had two subsidiaries, M&W Agency, Inc. and ENB Associates Inc. See "Subsidiaries of the Bank."

    As of December 31, 2001, the Bank had total assets of $249.2 million, total deposits of $204.3 million and total stockholders' equity of $27.0 million.

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

MARKET AREA

    The Bank's primary market area is located in southern Erie County, northern Chautauqua County and northwestern Cattaraugus County, which includes the towns of Evans, Boston, Hamburg, Eden, Orchard Park, West Seneca and Hanover. This market area is the primary area where the Bank receives deposits and makes loans. In February 2002, the Bank announced plans to construct a new branch location in Amherst, New York, which would expand the Bank's service area to include the northern suburban area of Erie County. The Bank has conducted loan business in this area of Erie County as of December 31, 2001.

AVERAGE BALANCE SHEET INFORMATION

    The table presents the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid in 2001 and 2000. The assets and liabilities are presented as daily averages. The average loan balances include both performing and nonperforming loans. Interest income on loans does not include interest on loans for which the Company has ceased to accrue interest. Interest and yield are not presented on a tax-equivalent basis.

                                                                2001                                        2000
                                                                ----                                        ----
                                                Average                     Yield/         Average                        Yield/
                                                Balance       Interest       Rate          Balance        Interest         Rate
                                                -------       --------       ----          -------        --------         ----
Assets                                          ($000)         ($000)                       ($000)         ($000)
Interest-earning assets:
  Loans, Net                                    $135,436       $11,051      8.16%            $121,788         $10,616     8.72%
  Taxable securities                              46,001         2,892      6.29%              37,715           2,746     7.28%
  Tax-exempt securities                           33,040         1,571      4.75%              33,385           1,550     4.64%
  Federal funds sold                               3,214           133      4.14%               2,626             159     6.05%
                                                --------       -------      -----            --------         -------    -----
Total interest-earning assets                    217,691        15,647      7.19%             195,514          15,071     7.71%
Non interest-earning assets
  Cash and due from banks                          7,492                                        6,768
  Premises and equipment, net                      3,779                                        3,790
  Other assets                                     8,130                                        4,907
                                                --------                                     --------
           Total                                $237,092                                     $210,979
                                                ========                                     ========
LIABILITIES & SHAREHOLDER'S EQUITY
Interest-bearing liabilities:
  NOW accounts                                    $8,510            76      0.89%              $8,668              85     0.98%
  Savings deposits                                63,953         1,415      2.21%              60,420           1,664     2.75%
  Time deposits                                   86,005         4,516      5.25%              77,073           4,328     5.61%
  Fed Funds Purchased & Securities
  Sold U/A to Repurchase                           4,057           125      3.07%               3,434             163     4.74%
   FHLB Advances and Other
  Interest-bearing liabilities                     7,749           405      5.23%               4,909             251     5.18%
                                                --------       -------      -----            --------          ------     -----
Total interest-bearing liabilities               170,274         6,537      3.84%             154,504           6,491     4.20%
Noninterest-bearing liabilities:
  Demand deposits                                 36,133                                       33,974
  Other                                            4,437                                        2,361
                                                --------                                     --------
Total liabilities                                210,844                                      190,839
Shareholders' equity                              26,248                                       20,140
                                                --------                                     --------
           Total                                $237,092                                     $210,979
                                                ========                                     ========
Net interest earnings                                           $9,110                                         $8,580
                                                                ======                                         ======
Net yield on interest earning assets                                        4.18%                                         4.40%

           In 2001, the Company's interest income increased by $0.6 million over 2000, compared to an increase of $2.5 million in 2000 over 1999. Interest expense increased by $46,000 in 2001 from 2000 compared to an increase of $1.4 million in 2000 over 1999. The following table segregates these changes for the past two years into amounts attributable to changes in volume and changes in rates by major categories of assets and liabilities. The change in interest income and expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                                          2001 Compared to 2000                 2000 Compared to 1999
                                        Increase (Decrease) Due to            Increase (Decrease) Due to
                                    ---------------------------------------------------------------------
                                                                    ($000)
                                                                    ------
                                    Volume        Rate        Total       Volume         Rate       Total
                                    ------        ----        -----       ------         ----       -----
Interest earned on:
  Loans ......................        $982        ($547)        $435       $1,040         $281      $1,321
  Taxable securities .........         263         (117)         146          707          277         984
  Tax-exempt securities ......         (16)          37           21          163           69         232
  Federal funds sold .........          51          (77)         (26)         (77)          56         (21)
  Time deposits in other banks           0            0            0            0            0           0
                                   -------      -------      -------      -------      -------     -------
Total interest-earning assets       $1,280        ($704)        $576       $1,833         $683      $2,516
                                   =======      =======      =======      =======      =======     =======

Interest paid on:
  NOW accounts ...............         ($2)         ($7)         ($9)          $9           $0          $9
  Savings deposits ...........         105         (354)        (249)         138           89         227
  Time deposits ..............         414         (226)         188          656          462       1,118
  Federal Funds Purchased &
  Securities Sold U/A Repurch          149          (33)         116           57           36          93
                                   -------      -------      -------      -------      -------     -------
Total interest-bearing
liabilities ..................        $666        ($620)         $46         $860         $587      $1,447
                                   =======      =======      =======      =======      =======     =======

SECURITIES ACTIVITIES

    Income from securities represented approximately 28.5% of total interest income of the Company in 2001 and 2000. At December 31, 2001, the Bank's securities portfolio of $84.1 million consisted primarily of United States ("U.S.") and federal agency obligations, state and municipal securities and mortgage-backed securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corp.

    Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" promulgates accounting treatment for investments in securities. All securities in the Bank's portfolio are either designated as "held to maturity" or "available for sale".

    The following table summarizes the Bank's securities with those designated as available for sale at fair value and securities designated as held to maturity valued at amortized cost as of December 31, 2001 and 2000:


                                                             2001         2000
                                                             ----         ----
                                                            ($000)       ($000)
Available for Sale:
U.S. Treasury and other U.S. government agencies           $42,665     $39,487
States and political subdivisions in the U.S.               37,817      28,894
Other                                                        1,253       1,265
                                                           -------     -------
     Total Securities Designated as Available for Sale     $81,735     $69,646
                                                           =======     =======
Held to Maturity:
U.S. Treasury and other U.S. government agencies               $40         $42
States and political subdivisions in the U.S.                2,290       3,433
                                                           -------     -------
     Total Securities Designated as Held to Maturity        $2,330      $3,475
                                                           =======     =======
     Total Securities                                      $84,065     $73,121
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

    The Bank's securities policy is that in-state securities must be rated Moody's BAA (or equivalent) at the time of purchase. Out-of-state issues must be rated AA (or equivalent) at the time of purchase. Bonds or securities rated below A will be reviewed periodically to assure their continued credit worthiness. The purchase of non-rated municipal securities is permitted, but limited to those bonds issued by municipalities in the Bank's general market area which, in the Bank's judgment, possess no greater credit risk than BAA (or equivalent) bonds. The annual budgets of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information. In addition, the Bank's loan policy permits the purchase of notes issued by various states and municipalities which have not been rated by Moody's or Standard & Poors. The securities portfolio of the Bank is priced and rated on a monthly basis.

The following table sets forth the maturities and weighted average interest yields of the Bank's securities portfolio (yields on tax-exempt obligations have been computed on a tax-equivalent basis) as of December 31, 2001:

                                                                     Maturing
                                     --------------------------------------------------------------------------------------------
                                            Within              After One But           After Five But               After
                                           One Year           Within Five Years        Within Ten Years            Ten Years
                                     --------------------------------------------------------------------------------------------
                                     Amount         Yield   Amount          Yield    Amount         Yield     Amount        Yield
                                     ------         -----   ------          -----    ------         -----     ------        -----
                                     ($000)                 ($000)                   ($000)                   ($000)
CLASSIFIED AS AVAILABLE FOR
SALE AT FAIR VALUE:

U.S. Treasury and other U.S.             $0            0%   $1,360          5.27%    $6,398         7.35%     $34,907       6.74%
government agencies
States and political subdivisions     1,703         5.70     5,941          6.36     11,369         6.80       18,804       7.48
Other                                 1,253         5.40         0          0.00          0         0.00            0       0.00
                                     ------                 ------                  -------                   -------
     Total Available for Sale         2,956         5.57     7,301          6.16     17,767         7.00       53,711       7.00

CLASSIFIED AS HELD TO MATURITY
AT AMORTIZED COST:

U.S. Treasury and other U.S.              0         0.00         0          0.00          0         0.00           40       0.00
government agencies
States and political subdivisions     1,471         5.17       535          7.22        153         7.96          131       8.70
                                     ------                 ------                  -------                   -------
     Total Held to Maturity           1,471         5.17       535          7.22        153         7.96          171       6.67
                                     ------                 ------                  -------                   -------
     Total Securities                $4,427         5.44    $7,836          6.23    $17,920         7.01      $53,882       7.00
                                     ======                 ======                  =======                   =======

    At December 31, 2001, approximately $42.7 million of the Bank's securities portfolio were obligations of the U.S. Treasury and other U.S. government agencies.


LENDING ACTIVITIES

    GENERAL. The Bank has a loan policy which is approved by the Board of Directors on an annual basis. The loan policy addresses the lending authorities of Bank officers, charge off policies, desired portfolio mix, and loan approval guidelines.

    The Bank offers a variety of loan products to its customers including residential and commercial real estate mortgage loans, commercial loans, installment loans and student loans. The Bank primarily extends loans to customers located within the Western New York area. Income on loans represented approximately 70.6% of the total interest income of the Company in 2001 and approximately 70.4% of total interest income in 2000. The Bank's loan portfolio after unearned discounts, loan origination costs and allowances for credit losses totaled $142.5 million and $128.8 million at December 31, 2001 and December 31, 2000, respectively. At December 31, 2001, the Bank had established approximately $1.8 million as an allowance for loan losses which is approximately 1.24% of total loans. This compares with approximately $1.4 million at December 31, 2000 which was approximately 1.11% of total loans. The increase to the provision for loan losses reflects management's assessment of the portfolio composition, of which commercial loans have been an increasing component, and assessment of the New York State and local economy. The net loan portfolio represented approximately 57.2% and 57.4% of the Bank's total assets at December 31, 2001 and December 31, 2000, respectively.

    REAL ESTATE LOANS. Approximately 84.8% of the Bank's loan portfolio at December 31, 2001 consisted of real estate loans or loans collateralized by mortgages on real estate including residential mortgages, commercial mortgages and other types of real estate loans. The Bank's real estate loan portfolio was $122.3 million at December 31, 2001, compared to $109.2 million at December 31, 2000. The real estate loan portfolio increased approximately 12.0% in 2001 over 2000 compared to an increase of 10.4% in 2000 over 1999.

    The Bank offers fixed rate residential mortgages with terms of ten to thirty years with up to an 80% loan-to-value ratio. Fixed rate residential mortgage loans outstanding totaled $20.4 million at December 31, 2001, which was approximately 14.2% of total loans outstanding. In 1995, the Bank entered into a contractual arrangement with the Federal National Mortgage Association ("FNMA") whereby mortgages can be sold to FNMA and the Bank retains the servicing rights. In 2001, approximately $8.5 million of mortgages were sold to FNMA under this arrangement compared to $0.7 million of mortgages sold in 2000. The Bank currently retains the servicing rights on $16.0 million in mortgages sold to FNMA. The Company has recorded no net servicing asset for such loans.

    Since 1993 the Bank has offered adjustable rate residential mortgages with terms of up to thirty years. Rates on these mortgages remain fixed for the first three years and are adjusted annually thereafter. On December 31, 2001, the Bank's outstanding adjustable rate mortgages were $1.8 million or 1.2% of total loans. This balance did not include any construction mortgages.

    The Bank also offers commercial mortgages with up to a 75% loan-to-value ratio for up to fifteen years on a variable and fixed rate basis. Many of these mortgages either mature or are subject to a rate call after three to five years. The Bank's outstanding commercial mortgages were $73.9 million at December 31, 2001, which was approximately 51.2% of total loans outstanding. This balance included $6.5 million in fixed rate and $67.4 million in variable rate loans, which include rate calls.

       The Bank also offers other types of loans collateralized by real estate such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to fifteen years and up to an 80% loan-to-value ratio. At December 31, 2001, the real estate loan portfolio included $21.7 million of home equity loans outstanding which represented approximately 15.0% of its total loans outstanding. This balance included $10.6 million in variable rate and $11.1 million in fixed rate loans.

    The Bank also offers both residential and commercial real estate-construction loans at up to an 80% loan-to-value ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 2001, fixed rate real estate-construction loans outstanding were $0.8 million or 0.6% of the Bank's loan portfolio, and adjustable rate construction loans outstanding were $0.7 million or 0.5% of the portfolio.

    As of December 31, 2001, approximately $4.1 million or 3.4% of the Bank's real estate loans were 30 to 90 days delinquent, $0.4 million or 0.4% of the bank's real estate loans were more than 90 days delinquent and approximately $0.6 million or 0.5% of real estate loans were nonaccruing.

    COMMERCIAL LOANS. The Bank offers commercial loans on a secured and unsecured basis including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank's commercial loan portfolio totaled $16.3 million and $14.8 million at December 31, 2001 and December 31, 2000, respectively. Commercial loans represented approximately 11.3% and 11.4% of the Bank's total loans at December 31, 2001 and December 31, 2000, respectively.

    As of December 31, 2001, approximately $0.02 million or 0.1% of the Bank's commercial loans were 30 to 90 days past due and $0.1 million or 0.7% of its commercial loans were nonaccruing.

    Commercial lending entails significant additional risk as compared with real estate loans. Collateral, where applicable, may consist of inventory, receivables, equipment and other business assets. Approximately seventy-three percent of the Bank's commercial loans are variable rate which are tied to the prime rate.

       INSTALLMENT LOANS. The Bank's installment loan portfolio (which includes commercial and automobile loans, personal loans and revolving credit card balances) totaled $2.9 million and $3.1 million at December 31, 2001 and December 31, 2000, respectively, representing approximately 2.0% of the Bank's total loans at December 31, 2001 and 2.4% of the Bank's total loans at December 31, 2000. Traditional installment loans are offered at fixed interest rates with various maturities up to 60 months, on a secured and unsecured basis. On December 31, 2001, the installment loan portfolio included $0.3 million in fixed rate credit card balances at an interest rate of 15.6% and $0.05 million in the variable rate option. As of December 31, 2001, approximately $0.03 million or 0.9% of the Bank's installment loans were 30-90 days past due.

    STUDENT LOANS. The Bank's student loan portfolio totaled $0.2 million at December 31, 2001 and $0.3 million at December 31, 2000. Student loans represented 0.2% of the Bank's total loans at December 31, 2001 and 0.3% of the Bank's total loans at December 31, 2000. These loans are guaranteed by the federal government and the New York State Higher Education Assistance Corporation. The Bank offers student loans at variable interest rates with terms of up to 10 years. In 1995, the Bank entered into a contract with the Student Loan Marketing Association ("SLMA"). Under terms of this agreement, SLMA services the Bank's loans to students who are still in school and subsequently purchases those loans when the student goes into repayment. The Bank sold approximately $0.7 million and $0.8 million of its student loans to SLMA in 2001 and 2000 respectively. Student loan products include Federal Plus and HEAL loans.

    OTHER LOANS. Other loans totaled $1.3 at December 31, 2001 and $1.4 million at December 31, 2000. Other loans consisted primarily of loans to municipalities, hospitals, churches and non-profit organizations. These loans are at fixed or variable interest rates with multiple maturities. Other loans also include overdrafts.

    DIRECT FINANCING LEASE LOANS. The Bank participates as a lessor in a leasing agreement that is classified as a direct financing lease. The direct financing lease loan totaled $0.9 million at December 31, 2001 and $1.0 million at December 31, 2000. This loan represented 0.6% of the Bank's total loans at December 31, 2001 and 0.8% at December 31, 2000.

    The Bank's ability to lend larger amounts to any one borrower is subject to regulation by the Comptroller of the Currency. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.


    The following table summarizes the major classifications of the Bank's loans (net of deferred origination costs) at December 31, 2001 and 2000:

                                                       December 31,
                                          ----------------------------------
                                              2001                      2000
                                              ----                      ----
                                                         ($000)
Real Estate                               $122,285                  $109,184
Commercial                                  16,333                    14,783
Installment                                  2,859                     3,140
Student Loans                                  234                       337
All Other                                    1,293                     1,350
Direct Financing Lease                         898                     1,041
Net deferred loan origination costs            353                       372
                                               ---                       ---
Total Loans                                144,255                   130,207
                                           -------                   -------
Allowance for credit losses                (1,786)                   (1,428)
                                           -------                   -------
Net loans                                 $142,469                  $128,779
                                          ========                  ========

    LOAN MATURITIES. The following table shows the maturities of commercial and real estate construction loans outstanding as of December 31, 2001 and the classification of loans due after one year according to sensitivity to changes in interest rates:

                                                                                ($000)
                                                      0-1 Yr.           1-5 Yrs.         Over 5 Yrs.           Total
                                                     --------           --------         -----------           -----
Commercial                                           $3,057             $5,943            $7,333            $16,333
Real estate construction                              1,432                 88                 0              1,520
                                                      -----                 --                 -              -----
                                                     $4,489             $6,031            $7,333            $17,853
                                                     ======             ======            ======            =======
Loans maturing after one year with:
     Fixed rates                                                        $3,477               $75
     Variable rates                                                      2,554             7,258
                                                                         -----             -----
                                                                        $6,031            $7,333
                                                                        ======            ======


LOAN LOSSES. The following table summarizes the Bank's non-accrual and past due loans as of December 31, 2001 and December 31, 2000. The Bank had no restructured loans as of those dates. Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credit about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses."


                                                                    2001                2000
                                                                    ----                ----
                                                                          ($000)
Nonaccrual loans                                                    $724              $1,195
Accruing loans past due 90 days or more                              443                 265
                                                                     ---                 ---
     Total                                                        $1,167              $1,460
                                                                  ======              ======


Information with respect to nonaccrual loans at December 31, 2001 and December 31, 2000 is as follows:

                                                                    2001                2000
                                                                    ----                ----
                                                                          ($000)
Nonaccrual loans                                                    $724              $1,195
Interest income that would have been                                  36                  78
recorded under the original terms
Interest income recorded during the period                            43                  70

At December 31, 2001, $0.7 million of nonaccrual loans are collateralized.

    The following tables summarize the Bank's allowance for loan losses and changes in the allowance for credit losses by loan categories:


              ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN LOSSES

                                                     2001         2000
                                                     ----         ----
BALANCE AT BEGINNING OF YEAR                         $1,428         $838
      CHARGE-OFFS
            Commercial, Financial, Agricultural         (24)         (54)
            Real Estate - Mortgages                     (42)         (48)
            Installment Loans                           (14)          (3)
                                                    -------      -------
            TOTAL CHARGE-OFFS                           (80)        (105)
      RECOVERIES
            Commercial, Financial, Agricultural          11            0
            Real Estate - Mortgages                       1            1
            Installment Loans                             6            5
            Overdrafts                                    0            0
                                                    -------      -------
            TOTAL RECOVERIES                             18            6
                                                    -------      -------
NET CHARGE-OFFS                                         (62)         (99)
ADDITIONS CHARGED TO OPERATIONS                         420          689
                                                    -------      -------
BALANCE AT END OF YEAR                               $1,786       $1,428
                                                    =======      =======

    Management's provision for loan losses reflects the continued growth trend in commercial loans and the Bank's assessment of the local and New York State economic environment. Both the local and New York State economies have lagged behind national prosperity which is now unsettled. Marginal job growth, in conjunction with a declining population base, has left the Bank's market more susceptible to potential credit problems during an economic downturn. This is particularly true of commercial borrowers. Commercial loans represent a segment of significant past growth as well as concentration in the Company's commercial real estate portfolio. Commercial real estate values may be susceptible to decline in an adverse economy. Management believes that the reserve is also in accordance with the regulations promulgated by the Office of the Comptroller of the Currency, and is reflective of its assessment of the local environment as well as a continued trend in commercial loans.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                              Balance at         Balance at     Percent of Loans in
                                               12/31/01           12/31/00       Each Category to
                                           Attributable to:   Attributable to:     Total Loans:
                                           ----------------   ----------------     ------------
                                                ($000)             ($000)       2001          2000
                                                                                ----          ----

Real Estate Loans                                  $455          $600           85.0%         84.1%
Commercial Loans & Leases                            96            96           11.9          12.2
Installment Loans (Includes Credit Cards)            74            66            2.0           2.4
Student Loans                                         0             0            0.2           0.3
All Other Loans                                       0             0            0.9           1.0
Unallocated                                       1,161           666            n/a           n/a
                                                 ------        ------          -----         -----
    Total                                        $1,786        $1,428          100.0%        100.0%
                                                 ======        ======          =====         =====

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

    DEPOSITS. The Bank offers a variety of deposit products including checking, passbook, statement savings, NOW accounts, certificates of deposit and jumbo certificates of deposit. Deposits of the Bank are insured up to the limits provided by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2001, the Bank's deposits totaled $204.3 million consisting of the following (in thousands):

Demand deposits                                            $39,598
NOW and Money Market accounts                                9,604
Regular savings                                             64,351
Time deposits, $100,000 and over                            28,865
Other time deposits                                         61,842
                                                            ------
     Total                                                $204,260
                                                          ========

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank:

                                                         2001                                 2000
                                                        ------                                -----

                                                Average        Weighted              Average        Weighted
                                                Balance         Average               Balance        Average
                                                ($000)           Rate                 ($000)          Rate
Demand Deposits                                $ 36,133            ---%             $ 33,973           ---%
NOW and Money Market Accounts                     8,510           0.89%                8,668          0.98%
Regular Savings                                  63,953           2.21%               60,056          2.77%
Time Deposits                                    86,005           5.25%               77,073          5.61%
                                                 ------                               ------
    Total                                      $194,601           3.09%             $179,770          3.38%
                                               ========                             ========

    Historically, the Bank has had a very stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

FEDERAL FUNDS PURCHASED AND OTHER BORROWED FUNDS. Another source of the Bank's funds for lending at December 31, 2001 consisted of long term borrowings from the Federal Home Loan Bank.

    Other borrowed funds consisted of $9.7 million in long-term borrowings. These long-term borrowings consisted of various advances from the Federal Home Loan Bank with interest rates ranging from 4.83% to 5.07%. The maturities of other borrowed funds are as follows (in thousands):


    2002                                           $ 2,032
    2003                                             3,165
    2004                                             2,318
    2005                                             1,367
    2006                                               779
                                                       ---
    Total                                          $ 9,661
                                                   =======

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. The Bank enters into agreements with depositors to sell to the depositors securities owned by the Bank and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The depositor is informed the securities are held in safekeeping by the Bank on behalf of the depositor. Securities sold under agreements to repurchase totaled $4.0 million at December 31, 2001 compared to $3.9 million at December 31, 2000.

ASSET AND LIABILITY MANAGEMENT

    Like all financial institutions, the Bank regularly monitors its exposure to interest rate risk. Proper management of interest sensitive funds is important to help secure the Bank's earnings against extreme changes in interest rates. In 1995, an Asset/Liability Management Committee ("ALCO") was established for the purpose of evaluating the Bank's short-range and long-range liquidity position and the potential impact of a sudden change in interest rates on the Bank's capital and earnings. Specific minimum guidelines for liquidity and capital ratios have been established, and maximum guidelines have been set for the negative impact acceptable on net interest income and the market value of assets as a result of a shift in interest rates. These guidelines have been delineated in the Bank's formal Asset/Liability Policy which also includes guidelines for investment activities and funds management. The ALCO meets regularly to review the Bank's liquidity, gap, interest rate risk and capital positions and to formulate its strategy based on current economic conditions, interest rate forecasts, loan demand, deposit volatility and the Bank's earnings objectives.

    The following table summarizes the interest rate sensitivity analysis for the Bank as of December 31, 2001 for the periods indicated:


                                                  0 to 3               4 to 12             One to Five           Over Five
                                                  Months               Months                 Years                Years
                                                  ------               ------                 -----                -----
                                                                        (in millions)
Interest-sensitive assets                          $52.2                $36.6                 $95.9                $45.1
Interest-sensitive liabilities                      41.8                 47.4                 116.6                 12.2
                                                    ----                 ----                 -----                 ----
Interest sensitivity gap                           $10.4              ($10.8)               ($20.7)              ($32.9)
                                                   =====              =======               =======              =======

    The primary assets and liabilities in the one year maturity range are securities, commercial loans and time deposits. As of December 31, 2001, the Bank's cumulative one year gap ratio (rate sensitive assets divided by rate sensitive liabilities) was 1.00 as compared to .84 at December 31, 2000 and 0.72 as of December 31, 1999. The Bank has more liabilities than assets repricing over the next twelve months. However, since liabilities tend to reprice less quickly than assets, management believes that earnings will not be significantly impaired should rates rise.

    The following schedule sets forth the maturities of the Bank's time deposits as of December 31, 2001:

                                                                Time Deposit Maturity Schedule
                                                                         (in millions)
                                                      0-3            3-6             6-12           Over
                                                      Mos.           Mos.            Mos.          12 Mos.         Total
Time deposits - $100,000 and over                    $14.4           $2.0            $5.1            $7.4          $28.9
Other time deposits                                   11.5            8.2            21.2            20.9           61.8
                                                      ----            ---            ----            ----           ----
Total time deposits                                  $25.9          $10.2           $26.3           $28.3          $90.7
                                                     =====          =====           =====           =====          =====

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

    In the course of its business, the Bank has acquired and may acquire in the future, property securing loans that are in default. There is a risk that the Bank could be required to investigate and clean-up hazardous or toxic substances or chemical releases at such properties after acquisition by the Bank, and may be held liable to a governmental entity or third parties for property damage, personal injury and investigation and clean-up costs incurred by such parties in connection with such contamination. In addition, the owner or former owners of contaminated sites may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.


COMPETITION

    All phases of the Bank's business are highly competitive. The Bank competes actively with local commercial banks as well as other commercial banks with branches in the Bank's market area of southern Erie County, northern Chautauqua County, and Northwestern Cattaraugus County, New York. The Bank considers its major competition to be HSBC Bank USA (formerly Marine Midland Bank) and Manufacturers and Traders Trust Company, both headquartered in Buffalo, New York. Other major competition consists of Key Bank, N.A., and Fleet National Bank of New York, both headquartered in Albany, New York, First Niagara Bank (formerly Lockport Savings Bank), headquartered in Lockport, New York and also Community Bank, N.A., headquartered in DeWitt, New York.. Additional competition includes Charter One Bank, headquartered in Cleveland, Ohio and Citibank, NA, headquartered in Rochester, New York. The Bank attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.


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

    Under the Federal Deposit Insurance Act, the Comptroller of the Currency possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of law. Moreover, the Financial Institutions and Interest Rate Control Act of 1978 ("FIRA") generally expanded the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof, restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal supervisory agency has been given 60 days prior written notice and within that time has not disapproved of the acquisition or extended the period for disapproval.

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

    A comparison of the Bank's capital ratios as of December 31, 2001 and December 31, 2000 with these minimum requirements is presented below:

                                                    Bank
                              ---------------------------------------------------
                                                                                                 Minimum
                                       2001                      2000                          Requirements
                                       ----                      ----                          ------------
Total Risk-based Capital              16.4%                      16.6%                              8%
Tier 1 Risk-based                     15.2%                      15.6%                              4%
Capital
Leverage Ratio                         9.6%                       9.9%                              4%

As of December 31, 2001, the Bank met all three capital requirements.

    Management is not aware of any known trends, events, uncertainties, or current regulatory recommendations that will have, or that are reasonably likely, to have a material effect on the Bank's liquidity, capital resources or operations.

    The following table shows consolidated operating and capital ratios for the Company for the last three years:


                                  2001                2000                1999
Return on Average Assets          1.09%               1.53%               1.10%
Return on Average Equity         10.18%              15.25%              10.72%
Dividend Payout Ratio            41.44%              28.41%              39.50%
Equity to Assets Ratio           10.82%              11.54%              10.17%

SUBSIDIARIES OF THE BANK

    M&W AGENCY, INC. Effective September 1, 2000, the Company completed its acquisition of the assets, business and certain liabilities of M&W Group, Inc., a retail property and casualty insurance agency headquartered at Silver Creek, New York, with offices located in Angola, North Collins, South Dayton, Cattaraugus, Randolph and West Seneca, New York. The insurance agency acquired is operated through M&W Agency, Inc. ("M&W"), an operating subsidiary of the Bank.

    M&W's legal headquarters are located at 265 Central Ave., Silver Creek, New York 14136. M&W is a full-service insurance agency offering personal, commercial and financial services products. It also has a small consulting department. For the year ended December 31, 2001, M&W had a premium volume of $13.9 million and net premium revenue of $2.4 million.

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

    M&W has a small consulting division which does work almost exclusively with school districts. The majority of the work is done in preparing specifications for bidding and reviewing existing insurance programs. The majority of the consulting accounts are located in Central and Eastern New York. In the personal insurance area the majority of M&W's competition comes from direct writers as well as some small local agencies located in the same towns and villages in which M&W has offices. In the commercial business segment the majority of the competition comes from larger agencies located in and around Buffalo, New York. By offering the large number of carriers which it has available to its customers, M&W has attempted to remain competitive in all aspects of their business.

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

EVANS NATIONAL HOLDING CORP. Evans National Holding Corp. was incorporated in February, 2002. In March, 2002, the Bank assigned its interests in approximately $65.7 million in real estate mortgages to Evans National Holding Corp. in exchange for 10 shares of common stock, 1,600 shares of preferred stock and 2,400 shares of excess stock, which represented all of the outstanding stock at that time. Evans National Holding Corp. also entered into a Management and Servicing Agreement with the Bank to provide management and other services to it. Evans National Holding Corp. will be operated as a real estate investment trust (REIT) which will provide additional flexibility and planning opportunities for the business of the Bank. It is anticipated that Evans National Holding Corp. will issue additional shares of non-voting preferred stock to raise additional capital during 2002.

    Commencing in 2000, the Company operates in two reportable segments-banking and insurance. For the years ended December 31, 1999 and prior, the Company determined that its business was comprised of banking activity only. For disclosure of segmented operations, see Item 8." Consolidated Financial Statements and Supplementary Data".

EMPLOYEES

    As of February 28, 2002, the Bank employed 84 persons on a full-time basis and 16 part-time employees. In addition, ENB Associates Inc. employed 1 person on a full-time basis. M&W Agency, Inc. also employed 33 persons on a full-time basis and 2 part-time employees.

ITEM 2. PROPERTIES
        ----------

    The Bank conducts its business from its main office and six branch offices. The main office is located at 14-16 North Main Street in Angola, New York. The main office facility is 9,344 square feet and is owned by the Bank. This facility is occupied by the Office of the President as well as the Loan and Administration Divisions.

    The Bank also owns four of its six branch offices. One is a 3,900 square foot facility located at 8599 Erie Road in the Town of Evans. Another is a 1,530 square foot facility located at 25 Main Street, Forestville, New York and the third is a 3,650 square foot branch located at 6480 Erie Road, Derby, New York. In 2001, the Bank constructed a new branch on a vacant lot it acquired adjacent to its existing North Boston Branch in 1991. The Bank moved into the 2,880 square foot branch in September 2001. The lease agreement with the former North Boston Branch expired on December 31, 2001.

      In 1995, the Bank purchased property adjacent to the Derby Office, providing additional parking facilities for customers and enabling future expansion. An existing building on the property was leased to a tenant for a five year term which expired November 30, 2000. The Bank extended the lease on a month to month basis until the tenant vacated the building during the fourth quarter of 2001. Currently, the Bank is renovating the building for its own use and housing of the loan division.

    The Bank currently leases branch offices in Hamburg and West Seneca. The 3,000 square foot branch office at 5999 South Park Avenue, Hamburg, New York, is occupied pursuant to a long-term lease. In September 1999, the Bank relocated its West Seneca branch office to 3864 square feet of space at 938 Union Road, West Seneca, N.Y. 14224, in the Southgate Plaza, which carries a long-term lease. In addition the Bank leases 726 square feet for a drive-thru facility.

    In February 2002, the Bank signed a long-term land lease for a property located at the corner of Sweet Home Road and Sheridan Drive in Amherst, New York upon which it plans to construct its eighth branch office.

    The Bank operates an in-school branch banking facility in the West Seneca East High School, 4760 Seneca Street, West Seneca, N.Y. 14224. The Bank also opened a new in-school banking facility in the West Seneca West High School, 3330 Seneca Street, West Seneca, N.Y. 14224 in March 2002. The in-school branches each have a cash dispensing style ATM located at the sites. There are no lease payments required.

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

    M&W also leases the following offices on a month to month basis: 10510 Main Street, North Collins, New York; 7 Bank Street, Randolph, New York.

    In January 2002, M&W entered into a five year lease for the office at the site of the former Eden Agency whose business it acquired on January 1, 2002. This site is located at 8226 North Main Street, Eden, New York 14057.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

    There are no legal proceedings to which the Company is a party.

    The nature of the Bank's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Bank, there are no proceedings pending to which the Bank is a party or to which its property is subject, which, if determined adversely to the Bank, would be material in relation to the Bank's financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Bank or its subsidiaries by governmental authorities or others.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------
    None.


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           -------------------------------------------------------------
MATTERS
-------

    (a) MARKET. The Company's common stock began trading on the Nasdaq National Market system on July 9, 2001. Prior to that time, the common stock was not traded on an exchange and the price listed represents the highest and lowest per share prices known to management at which the stock of the Company was sold in private transactions during the periods indicated, without retail markup, markdown or commission. Evans Bancorp, Inc. distributed a 5 for 4 split of its common stock on June 12, 2001 and the information listed has been adjusted to reflect this stock split.


                                   2001                      2000
                                  ------                    -----
       QUARTER              High          Low         High           Low
       -------              ----                      ----           ---
       FIRST               $37.60       $37.60       $37.60        $37.60
       SECOND              $37.60       $37.60       $37.60        $37.60
       THIRD               $30.00       $18.00       $37.60        $37.60
       FOURTH              $22.57       $17.40       $37.60        $37.60


   (b) HOLDERS. As of January 31, 2002, 2,206,467 shares of the Company's common stock were outstanding and the number of holders of record of the Common Stock at that date was 1,197.


   (c) DIVIDENDS.
       ---------

       CASH DIVIDENDS.
       --------------

           The Company paid a cash dividend of $0.20 per share on April 5, 2000 to holders of record on February 15, 2000.

           The Company paid a cash dividend of $0.22 per share on October 5, 2000 to holders of record on September 21, 2000.

           The Company paid a cash dividend of $0.22 per share on March 27, 2001 to holders of record on February 27, 2001.

           The Company paid a cash dividend of $0.27 per share on November 5, 2001 to holders of record on October 9, 2001.

           The Company has declared a cash dividend of $0.28 per share payable on April 2, 2002 to holders of record on March 12, 2002.

           All per share amounts have been adjusted to reflect the 5 for 4 stock split distributed in June 2001.

    The amount, if any, of future dividends will be determined by the Company's Board of Directors and will depend upon the Company's earnings, financial conditions and other factors considered by the Board of Directors to be relevant. Banking regulations limit the amount of dividends that may be paid without prior approval of the Comptroller of the Currency. See Footnote 17 to the Consolidated Financial Statements.

STOCK DIVIDENDS AND SPLITS. A 5 for 4 stock split was distributed on June 12, 2001 to shareholders of record as of May 25, 2001. Fractional shares were redeemed for cash. The stock split resulted in the issuance of 439,441 shares of common stock as well as fractional shares paid in cash totaling $21,597. All share and per share data reflect the split. There were no stock dividends or splits in 2000 or 1999.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
           -------------------------------------

For the Year Ended December 31,                   2001              2000                1999                1998              1997

RESULTS OF OPERATIONS
(IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
Interest Income                             $     15,647      $     15,071        $    12,555        $     11,852       $     11,073
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense                                   6,537             6,491              5,043               4,947              4,588
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                9,110             8,580              7,512               6,905              6,485
------------------------------------------------------------------------------------------------------------------------------------
Non-Interest Income                                4,528           3,648 A              1,343               1,220                951
------------------------------------------------------------------------------------------------------------------------------------
Non-Interest Expense                               9,531             7,535              6,050               5,197              4,849
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                         2,579           3,223 A              2,027               2,043              1,802
------------------------------------------------------------------------------------------------------------------------------------


BALANCE SHEET DATA
(IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                $    249,153      $    224,549        $   198,788        $    174,120       $    158,542
------------------------------------------------------------------------------------------------------------------------------------
Loans - Net                                      142,469           128,779            116,433             110,526            101,627
------------------------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses                          1,786             1,428                838                 729                609
------------------------------------------------------------------------------------------------------------------------------------
Securities                                        84,065            73,121             63,000              50,060             40,400
------------------------------------------------------------------------------------------------------------------------------------
Total Deposits                                   204,260           186,701            169,949             144,084            138,391
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity                              26,961            25,179             18,285              18,623             17,039
------------------------------------------------------------------------------------------------------------------------------------


PER SHARE DATA *

------------------------------------------------------------------------------------------------------------------------------------
Net Income                                  $       1.17      $       1.47        $      0.95        $       0.96       $       0.85
------------------------------------------------------------------------------------------------------------------------------------
Cash Dividend                               $       0.49      $       0.41        $      0.38        $       0.30       $       0.24
------------------------------------------------------------------------------------------------------------------------------------
Book Value at Year End                      $      12.22      $      11.45        $      8.61        $       8.78       $       8.02
------------------------------------------------------------------------------------------------------------------------------------
Market Value                                $      18.99      $      37.60        $     37.60        $      36.00       $      30.40
------------------------------------------------------------------------------------------------------------------------------------
Weighted Average Shares                        2,200,130         2,195,869          2,123,154           2,123,265          2,123,688
------------------------------------------------------------------------------------------------------------------------------------

A Includes one-time insurance proceeds of approximately $1.4 million *Retroactively adjusted for stock splits

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8."Consolidated Financial Statements and Supplementary Data" for further information and analysis.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------------
         RESULTS OF OPERATIONS

This discussion is intended to compare the performance of the Company for the years ended December 31, 2001, 2000 and 1999. The review of the information presented should be read in conjunction with the consolidated financial statements and accompanying notes.

Evans Bancorp, Inc. (The "Company") is the holding company for Evans National Bank (the "Bank"), its wholly-owned subsidiary which is a nationally chartered bank founded in 1920 and headquartered in Angola, New York. The Bank's principal business is to provide a full range of banking services and other financial services to consumer and commercial customers in Erie, Chautauqua and Cattaraugus Counties of Western New York.

The Bank serves its market through seven banking offices located in Angola, Derby, Evans, Forestville, Hamburg, North Boston and West Seneca, New York. In early 2002, the Bank signed a long term land lease commitment in Amherst, New York, where it plans to construct its eighth branch. The Bank's principal source of funding is through deposits which it reinvests in the community in the form of loans and investments. Deposits are insured to the applicable limit by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is regulated by the Office of the Comptroller of the Currency.

On March 11, 2000, ENB Associates Inc., a wholly-owned subsidiary of the Bank, began the activity of providing non-deposit investment products, such as annuities and mutual funds, to bank customers. Effective September 1, 2000, the Bank completed the acquisition of the assets, business and certain liabilities of M&W Group, Inc., a retail property and casualty insurance agency headquartered in Silver Creek, New York, with offices located in Angola, North Collins, South Dayton, Cattaraugus, Randolph, and West Seneca, New York. The insurance agency acquired is operated by M&W Agency, Inc., a wholly-owned subsidiary of the Bank. M&W Agency, Inc. sells various premium-based insurance policies on a commission basis. Also, as of January 1, 2002, M&W Agency, Inc., acquired the assets, business and certain liabilities of the Eden Agency in Eden, New York.

Commencing in 2000, the Company operates in two reportable segments-banking and insurance. For the year ended December 31, 1999, the Company determined that its business was comprised of banking activity only.

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

RESULTS OF OPERATIONS

Net interest income, the difference between interest income and fee income on earning assets, such as loans and securities, and interest expense on deposits and borrowings, provides the basis for the Bank's results of operations. These results are also impacted by non-interest income, the provision for credit losses, non-interest expense and income taxes. Net income of $2.6 million in 2001 consists of $2.3 million related to the Company's banking activities and $0.3 million related to the Bank's insurance activities. The total net income of $2.6 million or $1.17 per share in 2001 compares to $3.2 million or $1.47 per share for 2000. However, 2000 net income included one-time insurance proceeds of approximately $1.4 million on a life insurance policy on the former Chairman, President and CEO. This policy was purchased to indirectly fund a future obligation of the Bank under a Supplemental Employee Retirement Plan ("SERP"). Excluding the 2000 one-time insurance proceeds, 2001 net income increased by $0.7 million or 40.0%. Net income in 1999 was $2.0 million or $.95 per share. All share and per share information presented is stated after giving effect to a 5 for 4 stock split distributed on June 12, 2001, to shareholders of record on May 25, 2001.

NET INTEREST INCOME

Net interest income, before the provision for credit losses, increased 6.2% from 2000 to 2001, compared to an increase of 14.2% from 1999 to 2000. This increase in 2001 is primarily attributable to the increase in average earning assets of $19.1 million versus an increase of $15.9 million in average interest-bearing liabilities over 2000. The tax-equivalent yield on earning assets decreased 49 basis points from 8.07% in 2000 to 7.58% in 2001. The cost of funds decreased only 35 basis points, from 4.20% in 2000 to 3.85% in 2001. The Bank's net interest margin decreased from 4.43% at December 31, 2000 to 4.20% at December 31, 2001.

Management believes there are two main factors contributing to the net interest margin decline from 2000 to 2001. In an effort to stimulate the U.S. economy, the Federal Reserve decreased short-term interest rates 11 times for a cumulative impact of 475 basis points during 2001. These moves led to decreases in the prime rate which reduced the Bank's interest income. The Bank made subsequent adjustments to deposit rate offerings to offset such decreases which lagged behind the changes in the prime rate. The dollar volume and rate volume changes both contributed to the decrease in net interest margin. In addition to the fact that the cost of funds decreased 35 basis points, while the tax-equivalent yield on interest-earning assets decreased 49 basis points, the volume of average interest-earning assets increased by 9.7% or $19.1 million while average interest-bearing liabilities increased 10.4% or $15.9 million in 2001 as compared to 2000.

The second factor is competition. Banks are not only competing with each other for available business, but with other providers of loan and investment products, such as credit unions and insurance companies. As the Bank continues to expand into new markets, competition is likely to increase further, including direct competition with other community banks. A wealth of information regarding competitors is easily obtained by consumers via the Internet, from television and through print media. Competitors exist beyond the geographic trade area and banks generally have increased business volumes by offering higher deposit rates and lower loan rates, looking to other potential sources of income, such as fees and service charges, to increase earnings. The Bank, therefore, has priced its products to be competitive with these competitors which has affected its net interest margin.

The Bank regularly monitors its exposure to interest rate risk. The proper management of interest-sensitive funds will help protect the Bank's earnings against extreme changes in interest rates. The Bank's Asset/Liability Management Committee ("ALCO") meets monthly for the purpose of evaluating the Bank's short-range and long-range liquidity position and the potential impact on capital and earnings as a result of sudden changes in interest rates. The Bank has adopted an asset/liability policy that specifies minimum limits for liquidity and capital ratios. Maximum limits have been set for the negative impact acceptable on net interest income and the market value of investments as a result of a shift in interest rates. The asset/liability policy also includes guidelines for investment activities and funds management. At its monthly meeting, the ALCO reviews the Bank's status and formulates its strategy based on current economic conditions, interest rate forecasts, loan demand, deposit volatility and the Bank's earnings objectives.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents the amount charged against the Bank's earnings to establish a reserve or allowance sufficient to absorb expected loan losses based on management's evaluation of the loan portfolio. Factors considered include future loan concentrations, charge-off history, delinquent loan percentages, input from regulatory agencies and general economic conditions. In 2001, the Bank charged $0.4 million against earnings for loan losses as compared to $0.7 million in 2000. In 1999, $0.2 million was charged against earnings for this purpose.

The amount charged to loan losses over the past three years has been greater than the Bank's actual loan losses. The following table summarizes the Bank's actual loan losses, total of non-performing loans and total allowance for loan losses for 2001, 2000 and 1999, both in dollars and as a percentage of total loans outstanding:

                                       2001                   2000                     1999
--------------------------------------------------------------------------------------------------
Actual Loan Losses             $79,602      0.06%     $105,056      0.08%      $70.543      0.06%
--------------------------------------------------------------------------------------------------
Non-Performing Loans        $1,167,000      0.81%   $1,460,000      1.13%   $1,771,625      1.52%
--------------------------------------------------------------------------------------------------
Allowance for Loan Losses   $1,786,115      1.24%   $1,428,467      1.11%     $838,167      0.72%
--------------------------------------------------------------------------------------------------

Management's provision for loan losses reflects its current assessment of the New York State and local economy. Both have lagged behind national prosperity, which is now unsettled. Marginal job growth, in conjunction with a declining population base, has left the Bank's market more susceptible to potential credit problems during an economic downturn. This is particularly true of commercial borrowers. Commercial loans represent a segment of significant past growth as well as concentration in the Company's real estate portfolio. Commercial real estate values may be susceptible to decline in an adverse economy. Management believes that the reserve is also in accordance with regulations promulgated by the OCC, and is reflective of its assessment of the local environment as well as a continued growth trend in commercial loans.


NON-INTEREST INCOME

Total non-interest income increased approximately $0.9 million or 24.1% in 2001 over 2000. This compares to an increase of approximately $2.3 million from 1999 to 2000. Non-interest income for 2000 included approximately $1.4 million of life insurance proceeds, which the Bank recorded as the beneficiary of a life insurance policy on its former Chairman, President and CEO. Excluding this one-time item, non-interest income increased $2.3 million or 99.7% from 2000 to 2001. Income from the M&W Agency, Inc. accounted for a substantial portion of this increase in non-interest income, approximately $1.8 million. Income on a property foreclosed on in 2001 accounted for approximately $0.1 million in additional income in 2001.

In 2001, the Bank received a six-month benefit from the increase in service charges on deposit accounts instituted in July 2001. Loan-related income also increased in 2001. This included prepayment penalties collected on loans and dividends received as a result of the Bank's participation in the New York State Bankers Group Insurance Trust.

Gains realized on the sale of assets, primarily planned sales of securities, totaled approximately $0.2 million in 2001 versus an approximate $0.1 million loss realized in 2000.

NON-INTEREST EXPENSE

Total non-interest expense increased approximately $2.0 million or 26.5% in 2001 over 2000. In 2001, the ratio of non-interest expense to average assets was 4.01% compared to 3.55% in 2000 and 3.24% in 1999. Non-interest expense categories include those most impacted by branch expansion and the operations of the M&W Agency, Inc. and ENB Associates Inc.: salaries, occupancy, advertising, and supplies, among others. Salary and benefit expense increased 27.1% in 2001. Of the $1.1 million increase in salary and benefit expenses in 2001, approximately $0.9 million is attributable to the addition of the M&W Agency, Inc. The remainder of the increase included merit/promotional increases, other additional staffing and expenses related to the Bank's retirement plans.

Occupancy expenses increased about $0.1 million or 12.9%. The cost of the occupancy expense for M&W Agency, Inc. contributed $0.1 million to occupancy expense. Repairs and maintenance increased approximately $0.1 million or 38.2%. This was largely due to M&W Agency, Inc. Professional services increased about $0.2 million or 65.7% due to increased fees related to the listing of the Company's common stock on the Nasdaq National Market. Accounting and legal fees comprised a majority of these expenses. M&W Agency, Inc. professional costs increased as a result of additional audit fees required to perform their annual external audit. The FDIC Assessment expense remained stable in 2001 as compared to 2000, however, it increased 102.3% in 2000 over 1999. New assessment rates went into effect on January 1, 2000. Other insurance decreased approximately $0.1 million or 22.9% in 2001 due to one-time premiums paid in 2000 for life insurance policies held on certain bank officers and directors.

Miscellaneous other expenses increased 41.7% or approximately $0.5 million in 2001. Expenses associated with Internet banking, ATM expense, telephone costs, postal costs, maintenance on foreclosed properties, director fees and correspondent bank service charges fall under miscellaneous expenses. All of these categories increased in 2001 as compared to 2000. Amortization of goodwill related to the M&W Agency, Inc. acquisition accounted for approximately $0.2 million of the increase. Due to the January 1, 2002 Statement of Financial Accounting Standards (SFAS) No. 142 adoption by the Company, systematic goodwill amortization is likely to cease and the net goodwill recorded by the Company will be evaluated for impairment at least on an annual basis. Evans Bancorp, Inc. parent company expense increased approximately $0.1 million due to costs incurred for initial listing and annual fees for listing of the Company's common stock on the Nasdaq National Market. M&W Agency, Inc. miscellaneous costs increased approximately $0.1 million due to a full year of operation as a part of the Company in 2001 versus four months during 2000.

TAXES

The provision for income taxes in 2001 of $1.1 million reflects an effective tax rate of 30%. This compares to $0.8 million or 19% in 2000 and $0.6 million or 23% in 1999. A significant reason for the increase in the effective tax rate in 2001 was a full year of non-tax deductible goodwill amortization expense related to the M&W Agency acquisition. Additionally, the life insurance proceeds recorded in 2000 were tax-exempt income also contributing to the favorable tax position in that year. The Bank maintains a substantial investment in tax-advantaged municipal bonds, which contributes to its favorable tax position.

FINANCIAL CONDITION

The Bank had total assets of $249.2 million at December 31, 2001, an increase of $24.6 million or 11.0% over $224.5 million at December 31, 2000. Net loans of $142.5 million increased 10.6% or $13.7 million over the previous year. Securities increased $10.9 million or 15.0% and cash and cash equivalents increased $1.3 million or 13.6%. Deposits grew by $17.6 million or 9.4%. Shareholders' equity increased $1.8 million or 7.1%. Net unrealized gains/losses on investment securities held by the Bank, after tax effect, increased $0.1 million over 2000.

LOANS

Loans comprised 62.5% of the Bank's total average earning assets in 2001. Actual year-end total loan balances increased 10.8% versus an increase of 10.6% in 2000 and 5.3% in 1999. The Bank continues to focus its lending on commercial and residential mortgages, commercial loans and home equity loans. Commercial mortgages made up the largest segment of the portfolio at 51.3% of total loans. Residential mortgages comprise 15.5% of the portfolio and 15.1% are home equity loans. Other commercial loans account for 14.9% of outstanding loans.

At December 31, 2001, the Bank had a loan/deposit ratio of 70.6%. This compares to a loan/deposit ratio of 69.7% at December 31, 2000.

The Bank currently retains the servicing rights to $16.0 million in long-term mortgages sold to the Federal National Mortgage Association ("FNMA") since becoming a member in 1995. This arrangement allows the Bank to offer long-term mortgages without exposure to the associated interest rate risks, while retaining customer account relationships. In 2001 and 2000 the Bank sold loans to FNMA totaling approximately $8.5 million and $0.7 million respectively.

The Bank continued its contractual arrangement with the Student Loan Marketing Association ("SLMA") during 2001 whereby SLMA services the Bank's loans to borrowers who are still in school and subsequently purchases those loans. Approximately $0.7 million in student loans were sold to SLMA in 2001. Student loans presently make up 0.2% of total loans.

SECURITIES AND FEDERAL FUNDS SOLD

Securities and federal funds sold made up the remaining 37.5% of the Bank's total average earning assets at December 31, 2001. These categories provide the Bank with additional sources of liquidity and income. The Bank's securities portfolio increased 15.0% over the prior year. It continues to be strongly concentrated in tax-advantaged municipal bonds, which make up 47.7% of the portfolio, US government-guaranteed mortgage-backed securities which make up 20.4% of bonds, and US government-sponsored agency bonds of various types which comprise 30.4% of the total. As a member of both the Federal Reserve System and the Federal Home Loan Bank, the Bank is required to hold stock in those entities. These investments made up 1.5% of the portfolio at December 31, 2001. The credit rating of the portfolio is strong, with 93.9% of the portfolio carrying the equivalent of a Moody's rating of AAA.

Federal funds sold balances are largely maintained for liquidity purposes. The average balance maintained in federal funds sold increased slightly in 2001 to 1.5% of total average earning assets from 1.3% the previous year.

The tax-equivalent yield earned on securities and federal funds sold decreased 30 basis points in 2001 moving from 7.00% in 2000 to 6.70% in 2001. This compares to 6.33% in 1999. Decreasing yields were available on bonds purchased throughout the year, and new investments were concentrated in longer term bonds with call provisions. Also, certain planned sales of securities with accumulated gains were made and replaced with similar-yielding bonds where possible. The Bank experienced $0.2 million in net gains on these sales. As stated earlier, the volume of federal funds sold increased in 2001, however, the yield on this category decreased from 6.04% in 2000 to 4.12% in 2001.

SFAS No. 115 outlines accounting and reporting requirements for investment securities. All securities are designated at the time of purchase as either "held to maturity" or "available for sale". Securities designated as held to maturity are stated on the balance sheet at amortized cost. Those designated as available for sale are reported at fair market value. At December 31, 2001, $2.3 million in securities were designated as held to maturity. These bonds are primarily investments that the Bank has made in its local trade area.

The available for sale portfolio totaled $81.7 million or approximately 97.2% of the Bank's securities portfolio at December 31, 2001. Net unrealized gains and losses on available for sale securities resulted in a net unrealized gain of $1.1 million at December 31, 2001 as compared to $0.8 million at December 31, 2000. Rates decreased throughout 2001 as discussed above, driving market prices up on fixed income bonds held in the portfolio. Unrealized gains and losses on available for sale securities are reported, net of taxes, as a separate component of shareholders' equity. At December 31, 2001, the impact to equity was a net unrealized gain of approximately $0.7 million.

DEPOSITS

Total deposits increased $17.6 million or 9.4% in 2001 over 2000. Although all of the Bank's branches have experienced deposit growth, the most significant increases have come from the West Seneca and Hamburg offices opened in 1999 and 1995, respectively. Core deposit growth has been an area the Bank has focused on which has resulted in an 8.2% increase in demand deposits and 10.7% increase in savings accounts. The tiered rate premium savings product remains a strong product with a 13.0% increase in 2001 over 2000. Time deposits of less than $100,000 increased 19.8% in 2001 partially as a result of the favorable reaction to the CD Plus promotion related to the relocation and grand opening of the Bank's new North Boston branch in September 2001.

Certificates of deposit in excess of $100,000 decreased 6.2%. These funds are generally not considered core deposits. Most of these deposits are obtained from municipalities through the competitive bidding process. Others are obtained from commercial and retail customers looking for the safety of a FDIC-insured deposit. Certificates of deposit in excess of $100,000 have increased significantly over the past several years due to the Bank's expansion of its trade area.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the Federal Home Loan Bank ("FHLB"), the Bank is able to borrow funds at competitive rates. Advances of up to $11.7 million can be drawn on the FHLB via the Overnight Line of Credit Agreement. An amount equal to 25% of the Bank's total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase $7 million in federal funds from one of its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the discount window.

The cash flows from the investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time to time without the need to incur significant losses. At December 31, 2001 approximately 5.3% of the Bank's securities had maturity dates of one year or less and approximately 14.6% had maturity dates of five years or less. At December 31, 2001, the Bank had net short-term liquidity of $37.0 million as compared to $18.0 million at December 31, 2000. Available assets of $86.7 million less public and purchased funds of $48.9 million resulted in a long-term liquidity ratio of 177% versus 167% at December 31, 2000.

Liquidity needs can also be met by aggressively pursuing municipal deposits, which are normally awarded on the basis of competitive bidding. The Bank maintains a sufficient level of US government and government agency securities and New York State municipal bonds that can be pledged as collateral for these deposits.

Total cash and cash equivalents increased approximately $1.3 million or 13.6% from 2000 to 2001. During 2001, the Bank found itself in a liquid position as funds entered the Bank as a result of uncertainty in major equities markets.

INTEREST RATE RISK

Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or reprice at different times or on a different basis. The ALCO analyzes the gap position on a monthly basis to determine the Bank's exposure to interest rate risk. The gap position is the difference between the total of the Bank's rate-sensitive assets and rate-sensitive liabilities maturing or repricing during a given time frame. A "positive" gap results when more assets than liabilities reprice and a "negative" gap results when more liabilities than assets reprice within a given time period. Because assets historically reprice faster than liabilities, a slightly negative gap position is considered preferable. At December 31, 2001 the Bank was in a negative gap position with $0.4 million more in rate-sensitive liabilities repricing over the next year than in rate-sensitive assets. The Bank had a $13.0 million negative gap position at December 31, 2000. Based on the decrease in the negative gap position, management feels that the Bank is well positioned for potential future prime rate increases in 2002, considering assets typically reprice more quickly than liabilities. The Bank's asset/liability target, as defined in its asset/liability policy, is a difference of +/- 15% of the Bank's total assets, which amounted to +/- $37.4 million at December 31, 2001. The gap ratio (rate-sensitive assets/rate-sensitive liabilities) at that date was 1.00%.

Off-balance sheet financial instruments at December 31, 2001 included $8.4 million in undisbursed lines of credit at an average interest rate of 5.9%, $5.2 million in fixed rate loan origination commitments at 9.4%, $12.8 million in adjustable rate loan origination commitments at 5.9% and $1.9 million in adjustable rate letters of credit at an average rate of 5.8%.

Expected maturity
Year ended December 31         2002       2003           2004       2005          2006     Thereafter    Total   Fair Value

Interest - Assets
($000s)
Loans Receivable, Fixed       8,824        6,044        5,089        5,049        5,040       17,042     47,088    52,723
Average Interest               8.58%        8.69%        8.31%        8.23%        8.08%        7.98%
Loans Receivable, Adj        26,152        4,570        5,008        6,443        7,692       45,796     95,661    95,661
Average Interest               6.22%        7.54%        7.27%        8.04%        7.87%        7.37%
Federal Funds                 2,800
Average Interest               1.75%
Investments                  27,317       15,482        6,779        6,323        2,148       26,016     84,065    84,065
Average Interest               6.36%        6.89%        6.99%        7.25%        6.93%        7.33%



Interest - Liabilities
($000s)
Deposits                     76,042       37,689       14,689       14,188       17,100        4,955    164,663   166,995
Average Interest               3.93%        3.26%        2.16%        2.08%        2.71%        2.00%
Borrowed Funds                6,039        3,165        2,318        1,367          674          104     13,667    13,667
Average Interest               3.78%        5.06%        5.36%        5.48%        5.34%        9.00%

MARKET RISK

When rates rise or fall, the market value of the Bank's rate sensitive assets and liabilities will increase or decrease. As a part of the Bank's asset/liability policy, the Bank has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. The Bank's securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per SFAS No. 115. The Bank has established an acceptable range target of negative 25% of total capital, before SFAS No. 115 (after tax), as the maximum impact to equity as a result of marking available for sale securities to market. At year-end, the impact to equity as a result of marking available for sale securities to market was an unrealized gain of $0.7 million. On a quarterly basis, the available for sale portfolio is shocked for immediate rate increases of 100 and 200 basis points. At December 31, 2001 the Bank determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion. The Bank's capital ratios are also reviewed on a quarterly basis. Unrealized gains and losses on available for sale securities are not included in the calculation of these ratios.

CAPITAL EXPENDITURES

The construction and furnishing of the new office planned in Amherst, New York is anticipated to cost the Bank approximately $0.7 million in 2002. The Bank executed a long-term land lease in early 2002 for the site. Based on prior capital improvements, especially in information systems technology, the Bank feels it has the appropriate infrastructure in place to absorb the additional capacity of this expansion without incurring any significant additional overhead costs. The tenant in the Erie Road building adjacent to the Derby Office vacated the building in late fall of 2001. In early 2002, the Bank began to renovate the building for its own use. These renovations and furnishings for such building are expected to total approximately $0.4 million. The Bank also plans on renovating its Angola site in Spring 2002 at an estimated cost of $0.1 million. M&W Agency, Inc. expects to incur approximately $0.1 million in capital costs related to improvement of its information systems infrastructure. Other planned expenditures include replacing a number of personal computers, replacing/adding automated teller machines (ATMs) and miscellaneous other equipment and software upgrades. The Bank believes it has a sufficient capital base to support these capital expenditures with current assets and retained earnings.

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

NEW ACCOUNTING STANDARDS

Several new Statement of Financial Accounting Standards ("SFAS") have been adopted recently, none of which is expected to have a negative impact on the Company's financial statements.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. This statement replaces SFAS No. 125, and requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities of the Company occurring after March 31, 2001 and did not have a material impact on the Company's financial statements.

SFAS No. 141, Business Combinations issued on June 29, 2001 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. This pronouncement had no effect on the Company's 2001 financial statements.

SFAS No. 142, Goodwill and Other Intangible Assets, issued on June 29, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement will result in the end to systematic goodwill and other intangible amortization and require impairment testing on those balances at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. At December 31, 2001, the Company had approximately $2.8 million of goodwill and recorded approximately $0.3 million of goodwill expense for the year ended December 31, 2001. The Company believes this pronouncement will result in the cessation of the regular annual expense for goodwill amortization. However, the Company will continue to evaluate the net amount of goodwill recorded at least annually for impairment and expense any excess.



ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         --------------------------------------------------------


         See discussion under Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations - "Interest Rate Risk" and "Market Risk"


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        --------------------------------------------------------

         See Part IV, Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K"

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The following table sets forth the names, ages and positions of the Directors and Executive Officers of the Company.

                       NAME                  AGE          POSITION                     TERM AS DIRECTOR
                       ----                  ---          --------                        EXPIRES

                 James Tilley                60        President and Chief Executive
                                                       Officer of Company and Bank,
                                                       Director                        2003

                 William R. Glass            55        Senior Vice President and
                                                       Treasurer                       N/A

                 Mark DeBacker               31        Senior Vice President and
                                                       Chief Financial Officer         N/A

                 Robert G. Miller, Jr.       46        President of M&W Agency,
                                                       Inc. and ENB Associates Inc.,
                                                       Director                        2003



                 Robert W. Allen             76        Secretary, Director             2002

                 William F. Barrett          60        Director                        2002

                 James E. Biddle, Jr.        40        Director                        2002

                 Phillip Brothman            64        Chairman of the Board,
                                                       Director                        2004

                 LaVerne G. Hall             64        Director                        2003

                 David C. Koch               66        Director                        2002

                 David M. Taylor             51        Director                        2004

                 Thomas H. Waring, Jr.       44        Director                        2004


         Each Director, except for Mr. Biddle, was elected to hold office for a three year term and until his successor is elected and qualified. Mr. Biddle was appointed to a term which will expire in 2002 when his successor is elected and qualified. The same persons serve as Directors of the Company and the Bank.

         Mr. Tilley has been a Director since 2001 and is the President and Chief Executive Officer of Evans Bancorp, Inc. and Evans National Bank. From January 1988 until January, 2001, he was a Senior Vice President of the Bank.

         Mr. Glass has been employed as a Senior Vice President of the Bank since 1993.

         Mr. DeBacker has been employed as an officer of the Company since May 2001. Prior to May 2001, he was employed as Chief Financial Officer of Niagara Falls Memorial Medical Center in Niagara Falls, New York from June 1999 through May 2001. From November 1998 through May 1999, he was employed as Director of Accounting and Financial Reporting at ViaHealth in Rochester, New York. Prior to November 1998, Mr. DeBacker was employed as Audit Manager at Deloitte & Touche LLP in Buffalo, New York.

         Mr. Miller has been a Director since 2001. He is the President of M&W Agency, Inc. and ENB Associates, Inc., subsidiaries of Evans National Bank. From January 1, 1994 to September 1, 2000, he was the President of M&W Group, Inc., an insurance agency.

         Mr. Allen has been a Director since 1960. He was the Executive Vice President of the Bank until his retirement in 1988.

         Mr. Barrett has been a Director since 1971. He has been a property developer and real estate manager since 1986.

         Mr. Biddle has been a Director since 2001 and is the Chairman of Mader Construction Co., Inc.

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

The committees of the Board of Directors, which are nominated by the Chairman of the Board and approved by the Board of Directors, are as follows:

         Loan Committee:
         --------------

         William F. Barrett, Chairman  Robert W. Allen         Phillip Brothman
         David C. Koch                 James Tilley

         The Loan Committee met eleven times during 2001. Its purpose is to review and approve loans exceeding $500,000 or loans that are non-conventional.

         Planning Committee:
         ------------------

         LaVerne G. Hall, Chairman     William F. Barrett      Phillip Brothman
         David C. Koch                 Robert G. Miller, Jr.   James Tilley
         Thomas H. Waring, Jr.

         The Planning Committee met once in 2001. The Planning Committee is responsible for reviewing the strategic plan of the Bank and actions taken to obtain those objectives.

         Loan Review Committee:
         ---------------------

         Phillip Brothman, Chairman    James E. Biddle, Jr.    LaVerne G. Hall
         David M. Taylor               James Tilley

         The Loan Review Committee met four times during 2001. Its purpose is to review the Bank's provision and reserve for credit losses. The Loan Review Committee meets quarterly with the Bank's Loan Review Officer, who independently conducts the loan review. As a result of her recommendations, loans are graded based upon payment history, credit strength of borrower and other factors. This information is then aggregated to determine the overall adequacy of the credit loss reserve.

         Audit Committee:
         ---------------

         David M. Taylor, Chairman         James E. Biddle, Jr.  David C. Koch
         Thomas H. Waring, Jr.

         The Audit Committee met five times in 2001.The function of the Audit Committee is to assist the Board of Directors in fulfilling its responsibilities for oversight of the quality and integrity of the accounting, auditing, and reporting practices of the corporation and other such duties as directed by the Board. The members of the Audit Committee receive and review with the internal auditor a quarterly report which describes findings for the prior quarter. In addition, the Audit Committee recommends to the Board of Directors the services of a reputable independent accounting firm. The Audit Committee reviews with management and the independent accountants the Company's quarterly Form 10-Q and annual Form 10-K prior to filing. The Committee also receives and reviews the reports of the independent accountants, discusses them with management and the independent accountants, and presents them to the Board of Directors with comments and recommendations.

         Insurance Committee:
         -------------------

         William F. Barrett, Chairman      Robert W. Allen     Phillip Brothman
         Robert G. Miller, Jr.             James Tilley

         The Insurance Committee met once in 2001. This committee reviews the coverage of insurance policies of the Company and monitors costs.

         Compensation Committee:
         ----------------------

         Thomas H. Waring, Jr., Chairman   William F. Barrett  Phillip Brothman
         LaVerne G. Hall                   David C. Koch       James Tilley

         The Compensation Committee met once during 2001. Its purpose is to review management's recommendation as it relates to job classification, salary ranges and annual merit increases. The committee also reviews fringe benefits. The Compensation Committee also establishes the compensation of the Executive Officers of the Company.

         The Board of Directors of the Company met fifteen times during 2001. Each incumbent director of the Company, except for Mr. Waring, attended at least 75% of the aggregate of all the meetings of the Board of Directors and the Committees of which they were members.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

         There is shown below information concerning the annual and long-term compensation of the following named executive officers for service in all capacities to the Company for the years 2001, 2000, and 1999: President and Chief Executive Officer; Senior Vice President of the Loan Division; Senior Vice President and Chief Financial Officer; and President of M&W Agency, Inc. No other executive officer earned in excess of $100,000.

                                                          SUMMARY COMPENSATION TABLE
                                                                                                     LONG-TERM
                                          ANNUAL COMPENSATION                                      COMPENSATION
                               ==========================================    ======================================================
                                                                                  AWARDS         PAYOUTS
NAME OF AND                                                                       STOCK         LONG-TERM
PRINCIPAL                                                                         OPTION        INCENTIVE            ALL OTHER
POSITION               YEAR       SALARY         BONUS        OTHER(1)           (SHARES)        PAYOUTS            COMPENSATION
--------               ----       ------         -----        --------           --------        -------            ------------
James Tilley           2001         $143,301       $15,000         $2,866          -0-             -0-                  -0-
President & CEO        2000         $122,412       $12,500         $2,448          -0-             -0-                  -0-
                       1999         $115,820       $10,500         $2,316          -0-             -0-                  -0-

William R. Glass       2001         $124,264       $15,000         $2,485          -0-             -0-                  -0-
Senior Vice            2000         $115,022       $12,500         $2,300          -0-             -0-                  -0-
President              1999         $109,614       $10,500         $2,192          -0-             -0-                  -0-

Mark DeBacker          2001           53,711           -0-            -0-          -0-             -0-                  -0-
Senior Vice
President & Chief
Financial Officer

Robert G. Miller,      2001         $161,569       $25,000         $3,231          -0-             -0-                  -0-
Jr.                    2000          $40,752           -0-            -0-          -0-             -0-                  -0-
President
M&W Agency,
Inc.
ENB Associates,
Inc.


---------------
(1) Includes the Bank's contribution to the Employee Savings Plan made for the benefit of Mr. Tilley of $2,866 in 2001, $2,448 in 2000, and $2,316 in 1999; for the benefit of Mr. Glass of $2,485 in 2001, $2,300 in 2000, and $2,192 in 1999; and for the benefit of Mr. Miller of $3,231 in 2001. See "EMPLOYEE SAVINGS PLAN". Does not include personal benefits which did not exceed 10% of Mr. Tilley's, Mr. Glass', Mr. DeBacker's or Mr. Miller's salary and bonus in any year.

Employment Agreements
---------------------

         Mr. James Tilley, Mr. William Glass, and Mr. Mark DeBacker have each entered into an Employment Agreement with the Bank which runs through December 31, 2006. Each Employment Agreement provides that salary will be set annually by the Board of Directors. If the Bank terminates the Employment Agreement without cause, the Bank is obligated to continue to pay base salary for the longer of three months or the remainder of the term of the Employment Agreement.

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

Pension Plan
------------

         The Bank maintains a defined benefit pension plan for all eligible employees, including employees of its subsidiaries. An employee becomes vested in a pension benefit after five years of service. Upon retirement at age 65, vested participants are entitled to receive a monthly benefit. Prior to a May 1, 1994 amendment to the plan, the monthly benefit under the pension plan was 3% of average monthly compensation multiplied by years of service up to a maximum of fifteen years of service. In 1994, the pension plan was amended to change the benefit to 1% of average monthly compensation multiplied by years of service up to a maximum of thirty years of service. However, the benefits already accrued by employees prior to this amendment were not reduced by the amendment. Mr. Tilley, Mr. Glass, and Mr. Miller are participants in the pension plan, and as of December 31, 2001, Mr. Tilley had twelve years of credited service and his average monthly compensation under the plan was $10,815; Mr. Glass had eight years of credited service and his average monthly compensation under the plan was $10,055; Mr. DeBacker had no accrued benefit under the plan; and Mr. Miller had one year of credit service and his average monthly compensation under the plan was $13,464.

Supplemental Executive Retirement Plans
---------------------------------------

         During 2001, the Bank amended its existing Supplemental Executive Retirement Plans (SERPs) with Mr. Tilley and Mr. Glass. Under the SERPs, as amended, Mr. Tilley and Mr. Glass are entitled to additional annual pension payments of $66,943 and $30,000, respectively, for 20 years after retirement at age 65, unless their employment is terminated earlier. The SERPs, as amended, also provide death benefits in the same annual amounts in the event the executive dies prior to age 65, which are payable over 20 years. The Bank has purchased life insurance policies on Mr. Tilley and Mr. Glass to assist in funding its obligations under their SERPs.

Employee Savings Plan
---------------------

         The Bank also maintains a 401(k) salary deferral plan to assist employees, including employees of its subsidiaries, in saving for retirement.

         All employees are eligible to participate on the first of the month following one year of service, provided they have completed 1,000 hours of service. Eligible employees can contribute up to a maximum of $11,000 annually. An automatic 1% of base pay contribution is made by the Bank and in addition, the Bank makes a matching contribution at a rate of 25% of the first 4% contributed by a participant. Participants are always 100% vested in their own contributions and the Bank's matching contribution is also 100% vested.

         Individual account earnings will depend on the performance of the investment funds in which the participant invests. Specific guidelines govern adjustments to contribution levels, investment decisions and withdrawals from the plan. The benefit is paid as an annuity unless the employee elects one of the optional forms of payment available under the plan. See "Summary Compensation Table" for a summary of the amounts contributed by the Bank to this Plan for the benefit of Mr. Tilley, Mr. Glass, and Mr. Miller.

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

         Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during 2001 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with by such persons, except that Mr. DeBacker filed one late report in 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of January 31, 2002, the number (rounded to the nearest whole share) of outstanding shares of Common Stock beneficially owned by (i) each shareholder known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) all directors and nominees of the Company individually, and (iii) by all executive officers and directors as a group:


Name and Address of Beneficial                          Nature and Amount of                     Percent of
Owner Owning More Than 5%                               Beneficial Ownership                        Class
-------------------------                               --------------------                        -----
Robert W. Allen(1)                                            38,081                                   1.73%
William F. Barrett(2)                                        201,680                                   9.14%
8685 Old Mill Run
Angola, NY 14006
James E. Biddle, Jr.(3)                                          600                                   0.03%
Phillip Brothman(4)                                           26,070                                   1.18%
LaVerne G. Hall(5)                                            64,224                                   2.91%
David C. Koch(6)                                              33,421                                   1.51%
Robert G. Miller, Jr.(7)                                      58,012                                   2.63%
David M. Taylor(8)                                             5,362                                   0.24%
James Tilley(9)                                                  678                                   0.03%
Thomas H. Waring, Jr.                                            662                                   0.03%
Directors and Officers as a Group                            430,040                                  19.49%
(12 persons)
(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)


(1)      Includes 3,548 shares owned by Mr. Allen's wife.

(2) Includes 54,737 shares owned by Mr. Barrett's wife and 7,931 shares owned by Mr. Barrett's son, as to which he disclaims beneficial ownership.

(3)      Owned jointly with Mr. Biddle's wife.

(4)      Includes 1,924 shares owned by Mr. Brothman's wife.

(5)      Includes 25,287 shares owned by Mr. Hall's wife.

(6) Includes 1,856 shares owned jointly by Mr. Koch and his wife, and 968 shares owned by Mr. Koch's son, as to which he disclaims beneficial ownership.

(7) Includes 11,522 shares held for Mr. Miller's benefit under an escrow agreement dated September 1, 2000 entered into in connection with the acquisition of the assets and business of M&W Group, Inc. by the Company; 132 shares owned by Mr. Miller's son, as to which he disclaims beneficial ownership; and 265 shares owned by Mr. Miller's daughter, to which he disclaims beneficial ownership.

(8)      Includes 375 shares owned jointly by Mr. Taylor and his wife.

(9) Includes 13 shares held by Mr. Tilley in trust for his grandson, and 98 shares owned jointly by Mr. Tilley and his mother.

(10) Includes 1,250 shares owned by Mr. William Glass, Treasurer of Evans Bancorp, Inc., held jointly with Mr. Glass's wife.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

         The Bank has had, and in the future expects to have, banking and fiduciary transactions with Directors and Executive Officers of the Company and some of their affiliates. All such transactions have been in the ordinary course of business and on substantially the same terms (including interest rates and collateral on loans) as those prevailing at the time for comparable transactions with others, and do not involve more than a normal risk of collectibility or present other unfavorable features.

         Mr. Phillip Brothman is a partner of the law firm of Hurst, Brothman & Yusick which served as general counsel to the Company and received legal fees.

         In 2001, the Company paid approximately $177,719 in life insurance premiums to Massachusetts Mutual. Waring Financial Group, which is owned by Thomas H. Waring, Jr., received commissions on such premium payments.

         M&W Agency, Inc., a subsidiary of Evans National Bank, leases certain of its offices from Millpine Enterprises, a partnership of Robert G. Miller, Jr., his father, and his brother.

                                     PART IV
                                     -------

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
             ---------------------------------------------------------------

         The following financial statements and independent auditors' report thereon are included herein or are incorporated by reference are included from 2001 Annual Report to Shareholders pages 42 through 84 in response to Part II,
Item 7.

(a) Documents filed as a part of this Report:

           None

(b) Documents Incorporated by Reference:

1.  Consolidated Financial Statements.
    ---------------------------------

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


3.  Exhibits
    --------

    Exhibit                                                                     Page
       No                  Name                                                 No.
    --------               ----                                                 ----

      3.1                  Certificate of Incorporation(1)                      n/a

      3.2                  Certificate of Amendment to
                           Certificate of Incorporation(3)                      n/a

      3.3                  By-Laws(1)                                           n/a

      3.4                  Amended Section 204 of By-Laws(4)                    n/a

      3.5                  Amended Section 203 of By-Laws(6)                    n/a

      4.1                  Specimen common stock certificate (3)                n/a

     10.1                  Employment Agreement dated August 19, 1997           n/a
                           between the Bank and Richard M. Craig(6)

     10.2                  Employment Agreement dated August 19, 1997           n/a
                           between the Bank and James Tilley(6)

     10.3                  Employment Agreement dated August 19, 1997           n/a
                           between the Bank and William R. Glass(6)

     10.4                  Specimen 1984 Director Deferred Compensation
                           Agreement(2)                                         n/a

     10.5                  Specimen 1989 Director Deferred Compensation
                           Agreement(2)                                         n/a

     10.6                  Summary of Provisions of Director Deferred
                           Compensation Agreements(2)                           n/a

     10.7                  Evans National Bank Supplemental Executive           n/a
                           Retirement Plan for Richard M. Craig dated
                           February 16, 1999(7)

     10.8                  Evans National Bank Supplemental Executive           n/a
                           Retirement Plan for James Tilley dated
                           February 16, 1999(7)

     10.9                  Evans National Bank Supplemental Executive           n/a
                           Retirement Plan for William R. Glass dated
                           February 16, 1999(7)

     10.10                 Evans National Bank Amended Supplemental             n/a
                           Executive Retirement Plan for Richard M. Craig
                           dated October 17, 2000(10)


    10.11                  Employment Agreement dated September 1, 2000         n/a
                           between the Bank and Robert Miller(10)

    10.12                  Investment Service Agreement between                 n/a
                           O'Keefe Shaw & Co.,Inc.
                           and ENB Associates Inc.(9)

    10.13                  Evans National Bank Supplemental Executive           n/a
                           Retirement Plan for James Tilley dated
                           October 17, 2000(11)

    10.14                  Evans National Bank Amended Supplemental             n/a
                           Executive Retirement Plan for William R. Glass
                           dated October 17, 2000(11)

    10.15                  Employment Agreement dated May 29, 2001              n/a
                           between the Bank and Mark DeBacker (11)

    13.1                   2001 Annual Report to Shareholders (12)              42

    21.1                   Subsidiaries of the Registrant (6)                   n/a

    23.1                   Independent Auditors' Consent (12)                   85



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

    (10) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 2000 (File No. 0-18539) and incorporated herein by reference.

    (11) Filed as an Exhibit to the Company's Form 10-Q for the quarter ended June 30, 2001 (File No. 0-18539) and incorporated herein by reference.

    (12) Filed herewith.

(b) Reports on Form 8-K.
    --------------------

    The registrant filed a Form 8-K on January 25, 2002 to report under ITEM 5 - OTHER EVENTS the acquisition of the business and assets of the Eden Agency by M&W Agency, Inc., a wholly-owned subsidiary of Evans National Bank effective January 1, 2002. A press release was filed as an exhibit to the Form 8-K.

    The registrant filed a Form 8-K on January 29, 2002 to report under ITEM 5 - OTHER EVENTS the Company's 2001 and fourth quarter earnings. A press release was filed as an exhibit to the Form 8-K.

    The registrant filed a Form 8-K on February 13, 2002 to report under
ITEM 5 - OTHER EVENTS the Company's plans for a new eighth branch location. A press release was filed as an exhibit to the Form 8-K.

    The registrant filed a Form 8-K on March 7, 2002 to report under ITEM 5 - OTHER EVENTS the Company's declaration of a semi- annual dividend to be paid on outstanding EVBN common stock. A press release was filed as an exhibit to the Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, EVANS BANCORP, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized:

                                            EVANS BANCORP, INC.


                                      By:   /s/James Tilley
                                            --------------------------
                                            James Tilley, President and CEO


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

    Signature                 Title                              Date
    ---------                 -----                              ----


/s/James Tilley               President and CEO/Director         March 28, 2002
------------------------
James Tilley

/s/Mark DeBacker              Senior Vice President and          March 28, 2002
------------------------      Chief Financial Officer
Mark DeBacker

/s/Phillip Brothman           Chairman of the Board/             March 28, 2002
------------------------      Director
Phillip Brothman

/s/Thomas H. Waring, Jr.      Vice Chairman                      March 28, 2002
------------------------      of the Board/Director
Thomas H. Waring, Jr.

/s/Robert W. Allen            Secretary/Director                 March 28, 2002
------------------------
Robert W. Allen

/s/LaVerne G. Hall            Director                           March 28, 2002
------------------------
LaVerne G. Hall

/s/David M. Taylor            Director                           March 28, 2002
------------------------
David M. Taylor

/s/David C. Koch              Director                           March 28, 2002
------------------------
David C. Koch