Form 10-Q
period 2002-03-31
EVANS BANCORP INC
filed 2002-04-24
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                         Commission file number 0-18539

                               EVANS BANCORP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                16-1332767
     ------------------------------                 ----------------
    (State of other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

                14 -16 North Main Street, Angola, New York 14006
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 549-1000
                                 ---------------
                           (Issuer's telephone number)

                                 Not applicable
             --------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

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

Common Stock, $.50 Par Value--2,206,467 shares as of March 31, 2002

                                      INDEX

                       EVANS BANCORP, INC. AND SUBSIDIARY

                                                                                 PAGE
PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets-March 31, 2002 and
          December 31, 2001                                                       1

          Consolidated statements of income-Three months
          ended March 31, 2002 and 2001                                           2

          Consolidated statements of stockholders' equity-Three months
          ended March 31, 2002 and 2001                                           3

          Consolidated statements of cash flows-Three months
          ended March 31, 2002 and 2001                                           4

          Notes to consolidated financial statements-
          March 31, 2002 and 2001                                                 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                     11

Item 3.   Quantitative and Qualitative Disclosures About Market Risks             17

PART II.  OTHER INFORMATION                                                       18

Item 1.   Legal Proceedings
Item 2.   Changes In Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES                                                                        19

PART I - FINANCIAL INFORMATION                                            PAGE 1
ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                March 31, 2002 (Unaudited) and December 31, 2001


                                                                        March 31,        December 31,
                     ASSETS                                               2002              2001
                                                                      ------------      ------------
     Cash and due from banks                                          $  6,330,028      $  7,835,530
     Federal Funds sold                                                  3,450,000         2,800,000
     Securities:
       Classified as available-for-sale, at fair value                  90,764,000        81,735,376
       Classified as held-to-maturity, at amortized cost                 2,654,391         2,329,855
     Loans, net                                                        142,177,091       142,469,032
     Properties and equipment, net                                       4,254,434         4,122,733
     Goodwill, net                                                       2,932,913         2,760,113
     Other intangible assets, net                                          348,550            83,250
     Other assets                                                        5,525,646         5,017,523
                                                                      ------------      ------------

     TOTAL ASSETS                                                     $258,437,053      $249,153,412
                                                                      ============      ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:

       Demand                                                         $ 39,769,680      $ 39,597,700
       NOW and money market accounts                                     9,671,065         9,604,537
       Regular savings                                                  70,332,489        64,351,240
       Time Deposits, $100,000 and over                                 32,631,086        28,864,608
       Other time accounts                                              61,733,155        61,841,977
                                                                      ------------      ------------

                                                                       214,137,475       204,260,062

     Other borrowed funds                                                9,604,369         9,660,748
     Securities sold under agreements to repurchase                      3,004,712         4,006,669
     Other liabilities                                                   4,613,606         4,265,164
                                                                      ------------      ------------

     TOTAL LIABILITIES                                                 231,360,162       222,192,643
                                                                      ------------      ------------



STOCKHOLDERS' EQUITY
     Common Stock, $.50 par value; 10,000,000 shares authorized;
     2,206,467 shares issued                                             1,103,234         1,103,234
     Capital surplus                                                    13,727,084        13,727,084
     Retained earnings                                                  11,725,823        11,464,273
     Accumulated other comprehensive income (net of tax)                   520,750           666,178
                                                                      ------------      ------------
     Total stockholders' equity                                         27,076,891        26,960,769

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $258,437,053      $249,153,412
                                                                      ============      ============


See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                            PAGE 2
ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        2002            2001
                                                     ----------      ----------
INTEREST INCOME
     Loans                                           $2,750,203      $2,802,240
     Federal funds sold                                  28,365          62,676
     Securities:
       Taxable                                          704,342         756,790
       Non-taxable                                      461,133         379,386
                                                     ----------      ----------

     Total Interest Income                            3,944,043       4,001,092

INTEREST EXPENSE
     Interest on deposits                             1,177,519       1,694,838
     Short term borrowing                               149,341          98,534
                                                     ----------      ----------
NET INTEREST INCOME                                   2,617,183       2,207,720

PROVISION FOR LOAN LOSSES                               105,000          75,000
                                                     ----------      ----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                        2,512,183       2,132,720
                                                     ----------      ----------

NON-INTEREST INCOME:
     Service charges                                    273,383         236,022
     Premium on loans sold-SLMA                             200             355
     Premium/Discount on loans sold-FNMA                 12,346           1,440
     Insurance service and fees                         791,803         675,120
     ENB Associates                                      34,923          17,350
     Other                                              231,077         196,061
     Securities gain(loss)                               10,235          15,744
                                                     ----------      ----------
     Total Non-interest Income                        1,353,967       1,142,092
                                                     ----------      ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                   1,344,537       1,242,766
     Occupancy                                          319,735         291,173
     Supplies                                            50,333          64,597
     Repairs and maintenance                            106,540          95,224
     Advertising and public relations                    49,805          28,141
     Professional services                              159,329          84,562
     FDIC assessments                                     8,571           8,616
     Other insurance                                     62,326          86,854
     Amortization of goodwill                                 0          79,620
     Evans Bancorp expense                               67,912           5,798
     Other                                              443,711         352,724
                                                     ----------      ----------

     Total non-interest expense                       2,612,799       2,340,075
                                                     ----------      ----------

              Income before income taxes              1,253,351         934,737
                                                     ----------      ----------

INCOME TAXES                                            374,000         279,600
                                                     ----------      ----------

NET INCOME                                           $  879,351      $  655,137
                                                     ==========      ==========

NET INCOME PER COMMON SHARE-BASIC                    $     0.40      $     0.30
                                                     ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES              2,206,467       2,199,465
                                                     ==========      ==========


See Notes to Consolidated Financial Statements.

                       EVANS BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                                                                                       ACCUMULATED
                                                                                          OTHER
                                         COMMON         CAPITAL       RETAINED        COMPREHENSIVE      TREASURY
                                         STOCK          SURPLUS       EARNINGS        INCOME (LOSS)        STOCK        TOTAL
                                       ----------    ------------   ------------      -------------      ---------   ------------
Balance, January 1, 2001                $ 879,801     $ 13,810,991  $  9,953,780        $ 534,500        $      0     $ 25,179,072

Comprehensive income:
  2001 net income                                                        655,137                                           655,137

  Unrealized gain on available
    for sale securities, net of
    reclassification adjustment
    and tax effect of $218,149                                                             516,451                         516,451
                                                                                                                      ------------

      Total comprehensive income                                                                                         1,171,588
                                                                                                                      ------------
Cash dividends ($.22 per
  common share)                                                         (475,092)                                         (475,092)

Purchase of 1,626 shares
  for treasury                                                                                             (61,147)        (61,147)
                                       ---------     ------------   ------------      -----------        ---------    ------------

Balance, March 31, 2001                $ 879,801     $ 13,810,991   $ 10,133,825      $ 1,050,951        $ (61,147)   $ 25,814,421
                                       =========     ============   ============      ===========        =========    ============


                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

                                                                                       ACCUMULATED
                                                                                          OTHER
                                         COMMON         CAPITAL       RETAINED        COMPREHENSIVE      TREASURY
                                         STOCK          SURPLUS       EARNINGS        INCOME (LOSS)        STOCK        TOTAL
                                       ----------    ------------   ------------      -------------      ---------   ------------
Balance, January 1, 2002              $ 1,103,234     $ 13,727,084   $ 11,464,273        $ 666,178        $     0    $ 26,960,769

Comprehensive income:
  2002 net income                                                         879,351                                         879,351

  Unrealized gain on available
    for sale securities, net of
    reclassification adjustment
    and tax effect of $94,079                                                              (145,428)                     (145,428)
                                                                                                                     ------------

      Total comprehensive income                                                                                          733,923
                                                                                                                     ============
Cash dividends ($.28 per
  common share), net                                                     (617,801)                                       (617,801)
                                      -----------     ------------   ------------        ---------        -------    ------------

Balance, March 31, 2002               $ 1,103,234     $ 13,727,084   $ 11,725,823        $ 520,750        $     0    $ 27,076,891
                                      ===========     ============   ============        =========        =======    ============


See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION                                            PAGE 4
ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 2002               2001
                                                             ------------       ------------
OPERATING ACTIVITIES
     Interest received                                       $  3,787,388       $  3,931,659
     Fees and commissions received                              1,187,044            914,230
     Interest paid                                             (1,434,846)        (1,815,462)
     Cash paid to suppliers and employees                      (2,622,172)          (592,904)
     Income taxes paid                                            (73,800)          (255,000)
                                                             ------------       ------------

                  Net cash provided by operating
                    activities                                    843,614          2,182,523
                                                             ------------       ------------


INVESTING ACTIVITIES
     Available for sale securities
        Purchases                                             (15,314,345)       (11,731,688)
        Proceeds from sales                                       671,376          1,757,991
        Proceeds from maturities                                5,299,063          4,384,019
     Held to maturity securities
        Purchases                                                (436,812)           (74,823)
        Proceeds from maturities                                  137,476            849,044
     Additions to properties and equipment                       (287,183)          (256,591)
     Increase in loans, net of repayments                      (2,506,698)        (2,990,511)
     Proceeds from sales of loans                               2,821,741            930,944
     Cash paid in acquisition of Eden Agency                      (50,000)                 0
                                                             ------------       ------------

                  Net cash used in investing activities        (9,665,382)        (7,131,615)
                                                             ------------       ------------


FINANCING ACTIVITIES
     Increase in deposits                                       9,877,413          6,025,390
     Repayment of short term borrowing, net                    (1,293,336)        (1,505,201)
     Purchase of treasury stock                                         0            (61,147)
     Dividends paid                                              (617,811)          (474,824)
                                                             ------------       ------------

                  Net cash provided by financing
                    activities                                  7,966,266          3,984,218
                                                             ------------       ------------


Net decrease in cash and cash
     equivalents                                                 (855,502)          (964,874)

Cash and cash equivalents, January 1                           10,635,530          9,358,912
                                                             ------------       ------------

Cash and cash equivalents, March 31                          $  9,780,028       $  8,394,038
                                                             ============       ============


See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION                                            PAGE 5
ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                              2002              2001
                                                          -----------       -----------
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Net income                                           $   879,351       $   655,137
                                                          -----------       -----------

     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                          251,153           443,893
       Provision for loan losses                              105,000            75,000
       Gain on sale of assets                                 (22,781)          (17,539)
       Decrease in accrued interest payable                  (107,987)          (22,090)
       Increase in accrued interest receivable               (213,073)          (68,973)
       Increase(Decrease) in other liabilities                187,617          (272,911)
       (Increase)Decrease in other assets                    (235,666)        1,390,006
                                                          -----------       -----------

     Total adjustments                                        (35,737)        1,527,386
                                                          -----------       -----------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                      $   843,614       $ 2,182,523
                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:


Net unrealized gain on available for sale securities      $   857,626       $ 1,545,515
                                                          ===========       ===========



See Notes to Consolidated Financial Statements

                                                                          PAGE 6
PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001
                                   (UNAUDITED)

1.      GENERAL

        The accounting and reporting policies followed by Evans Bancorp, Inc., (the "Company") a bank holding company, and its wholly-owned subsidiary, Evans National Bank, (the "Bank") and the Bank's wholly-owned subsidiaries, ENB Associates Inc., ("ENB"), M&W Agency, Inc., ("M&W") and Evans National Holding Corp ("ENHC") in the preparation of the accompanying interim financial statements conform with generally accepted accounting principles and with general practice within the banking industry.

        The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

        The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.      SECURITIES

        Securities which the Bank has the positive ability and intent to hold to maturity are stated at cost, plus discounts accrued and less premiums amortized. Securities which the Bank has identified as available for sale are stated at fair value.

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

7.      DIVIDEND

        A cash dividend of $0.28 per share was paid on April 2, 2002 to shareholders of record as of March 12, 2002. A total of $617,811 was paid on 2,206,467 shares.

8.      STOCK SPLIT

        A 5 for 4 stock split was distributed on June 12, 2001 to shareholders of record as of May 25, 2001. Fractional shares were redeemed for cash. The stock split resulted in the issuance of 439,441 shares of common stock as well as fractional shares paid in cash totaling $21,597. All share and per share data reflect the split.

9.      TREASURY STOCK

        During the quarter ended March 31, 2001, the Company repurchased 1,626 shares of common stock at a cost of $37.60 per share. These shares were subsequently issued to shareholders who elected to receive shares in lieu of cash under the Company's Dividend Reinvestment Plan.

10.     SEGMENT INFORMATION

        Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information was adopted by the Company during 2000. This Statement establishes standards for the way that the Company reports information about its operating segments. The Company is comprised of two primary business segments, banking and insurance. The following table sets forth information regarding these segments for the three month periods ended March 31, 2002 and 2001.

                               Three Months Ended
                                 March 31, 2002

                                            BANKING ACTIVITIES    INSURANCE ACTIVITIES       TOTAL
                                            ------------------    --------------------       -----
Net Interest Income(loss)                        $2,622,878          ($   5,695)          $2,617,183

Provision for credit losses                         105,000                   0              105,000
                                                 ----------          ----------           ----------
Net interest income(loss) after
   provision for credit losses                    2,517,878              (5,695)           2,512,183

Non-interest income                                 551,929                   0              551,929
Insurance Commissions & Fees                              0             791,803              791,803
Net securities gains                                 10,235                   0               10,235
Non-interest expense                              2,090,602             522,197            2,612,799
                                                 ----------          ----------           ----------

Income before income taxes                          989,440             263,911            1,253,351
Income tax expense                                  268,457             105,543              374,000
                                                 ----------          ----------           ----------
   Net income                                    $  720,983          $  158,368           $  879,351
                                                 ==========          ==========           ==========

                               Three Months Ended
                                 March 31, 2001

                                            BANKING ACTIVITIES   INSURANCE ACTIVITIES        TOTAL
                                            ------------------   --------------------        -----
Net Interest Income(loss)                        $2,215,877          $   (8,157)          $2,207,720
Provision for credit losses                          75,000                   0               75,000
                                                 ----------          ----------           ----------
Net interest income(loss) after
   provision for credit losses                    2,140,877              (8,157)           2,132,720

Non-interest income                                 451,280                   0              451,280
Insurance Commissions & Fees                              0             675,068              675,068
Net securities gains                                 15,744                   0               15,744
Non-interest expense                              1,831,985             508,090            2,340,075
                                                 ----------          ----------           ----------

Income before income taxes                          775,916             158,821              934,737


Income tax expense                                  211,600              68,000              279,600
                                                 ----------          ----------           ----------
   Net income                                    $  564,316          $   90,821           $  655,137
                                                 ==========          ==========           ==========


11.     SUBSIDIARIES OF THE BANK

        Evans National Holding Corp. was incorporated in February, 2002 as a subsidiary of the Bank. In March, 2002, the Bank assigned its interests in approximately $65.7 million in real estate mortgages to Evans National Holding Corp. in exchange for 10 shares of common stock, 1,600 shares of preferred stock and 2,400 shares of excess stock, which represented all of the outstanding stock at that time. Evans National Holding Corp. also entered into a Management and Servicing Agreement with the Bank to provide management and other services to it. Evans National Holding Corp. will be operated as a real estate investment trust (REIT) which will provide additional flexibility and planning opportunities for the business of the Bank. It is anticipated that Evans National Holding Corp. will issue additional shares of non-voting preferred stock to raise additional capital during 2002.

12.     GOODWILL AND INTANGIBLE ASSETS

        On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which eliminates the pooling of interests method of accounting for all business combinations entered initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company has adopted this accounting standard for business combinations initiated after June 30, 2001.

        As of January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

       In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the pro forma amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                Three Months Ended March 31,
                                                 2002               2001
                                              -----------        -----------
Reported net income                           $   879,351        $   655,137
Add: Goodwill amortization, net of tax                  0             79,620
                                              -----------        -----------
Pro forma adjusted net income                 $   879,351        $   734,757
                                              ===========        ===========
Reported earnings per share                   $      0.40        $      0.30
Add: Goodwill amortization, net of tax
 per share                                           0.00               0.03
                                              -----------        -----------
Pro forma adjusted earnings per share         $      0.40        $      0.33
                                              ===========        ===========

        Changes in the carrying amount of goodwill for the quarter ended March 31, 2002, by operating segment, are as follows:

                                             Banking          Insurance
                                           Activities        Activities           Total
                                           ----------        ----------        ----------
Balance as of January 1, 2002              $        0        $2,760,113        $2,760,113
Goodwill acquired during the period                 0           172,800           172,800
                                           ----------        ----------        ----------
Balance as of March 31, 2002               $        0        $2,932,913        $2,932,913
                                           ==========        ==========        ==========

        As required by the statement, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Company's analysis, no reclassifications were required as of March 31, 2002.

        Information regarding the Company's other intangible assets follows:

                                               As of March 31, 2002
                                    Carrying       Accumulated
                                     Amount        Amortization        Net
                                     ------        ------------     --------
Noncompete agreements               $209,000        $ 12,700        $196,300
Insurance expirations                185,000          32,750         152,250
                                    --------        --------        --------
Total                               $394,000        $ 45,450        $348,550
                                    ========        ========        ========


                                               As of December 31, 2001
                                    Carrying       Accumulated
                                     Amount        Amortization        Net
                                     ------        ------------     --------
Noncompete agreements               $  9,000        $  2,250        $  6,750
Insurance expirations                100,000          23,500          76,500
                                    --------        --------        --------
Total                               $109,000        $ 25,750        $ 83,250
                                    ========        ========        ========

        Amortization expense for the three months ended March 31, 2002 was $19,700. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year ending December 31,                      Amount
                                              ------
2002                                         $78,800
2003                                          78,800
2004                                          78,800
2005                                          73,350
2006                                          57,000


13.     NEW ACCOUNTING STANDARDS PRONOUNCEMENTS

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

        SFAS No. 142, Goodwill and Other Intangible Assets, issued on June 29, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement results in the end to systematic goodwill and other intangible amortization and require impairment testing on those balances at least annually or if circumstances arise that suggest that impairment may be an issue. SFAS No. 142 is effective for the Company beginning on January 1, 2002 and is applicable to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

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

        The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the Company's cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for credit losses, investment activities, loan origination, sale and servicing activities, service charges and fees collected on deposit accounts, and insurance services and fees. Noninterest expense primarily consists of salaries and employee benefits, occupancy and equipment expense and technology and communication expenses.

ANALYSIS OF FINANCIAL CONDITION

Average Balance Sheet

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

                                             THREE MONTHS ENDED MARCH 31, 2002               THREE MONTHS ENDED MARCH 31, 2001

                                          AVERAGE          INTEREST                          AVERAGE       INTEREST
                                        OUTSTANDING         EARNED/        YIELD/          OUTSTANDING      EARNED/        YIELD/
                                          BALANCE            PAID           RATE             BALANCE          PAID          RATE
                                           (000)             (000)                            (000)          (000)
ASSETS
Interest-earning assets:
  Loans, net                              $142,431           $2,750        7.72%             $129,507        $2,802         8.66%

  Taxable investments                       48,385              705        5.82%               43,664           757         6.93%

  Tax-exempt investments                    39,857              461        4.63%               31,501           379         4.82%


 Federal funds sold                          7,275               28        1.56%                3,672            63         6.83%
                                          --------           ------       -----              --------        ------        -----

Total interest-earning assets             $237,948           $3,944        6.63%             $208,344        $4,001         7.68%
                                                             ======                                          ======
Noninterest-earning assets

  Cash and due from banks                    9,088                                              7,719
  Premises and equipment, net                4,115                                              3,747
  Other assets                               8,203                                              8,421
                                         ---------                                          ---------
Total Assets                              $259,354                                           $228,231
                                         =========                                          =========

LIABILITIES & SHAREHOLDER'S
EQUITY

Interest-bearing liabilities:
  NOW accounts                            $  9,479           $   11        0.48%             $  8,594           $21         0.97%

  Savings deposits                          70,518              215        1.22%               62,665           426         2.72%

  Time deposits                             92,862              952        4.10%               84,928         1,247         5.88%

  Fed funds purchased & securities
  sold u/a to repurchase and other           4,945               24        1.96%                3,242            35         4.28%

  FHLB advances                              9,722              125        5.14%                4,822            64         5.29%
                                          --------           ------       -----              --------        ------        -----
Total interest-bearing liabilities        $187,526           $1,327        2.83%             $164,251        $1,793         4.37%
                                                             ======                                          ======
Noninterest-bearing liabilities:
  Demand deposits                           39,790                                             34,215
  Other                                      4,670                                              4,475
Total liabilities                         $231,986                                           $202,941
                                          --------                                           --------
Shareholders' equity                        27,368                                             25,290
                                          --------                                           --------
Total Liabilities and Equity              $259,354                                           $228,231
                                          ========                                           ========
Net interest earnings                                        $2,617                                          $2,208
                                                             ======                                          ======
Net yield on interest earning assets                                       4.40%                                            4.24%

        Total net loans outstanding decreased slightly by 0.2% to $142.2 million at March 31, 2002 from $142.5 million at December 31, 2001. During the quarter, the Company continued to shift its loan mix towards higher-yielding commercial loans. Total commercial loans increased 0.9% to approximately $96.2 million at March 31, 2002 from approximately $95.4 million at December 31, 2001. Total consumer loans decreased 2.2% to approximately $47.5 million at March 31, 2002 from approximately $48.5 million at December 31, 2001. A decrease of $0.9 million in overdraft balances accounted for a significant portion of the decrease in consumer loans for the quarter. These results also continue to reflect the Company's strategy to deal with the current interest rate environment by continuing to emphasize commercial loan originations while selling fixed rate residential real estate loans originated under a certain interest rate level. For the three months ended March 31, 2002, the Company sold residential mortgages to the Federal National Mortgage Association ("FNMA") totaling approximately $2.8 million as compared to approximately $0.8 million during the same period in 2001. The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon.

Loan Portfolio Composition

        The following table presents selected information on the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                  MARCH 31, 2002     PERCENTAGE   DECEMBER 31, 2001   PERCENTAGE
                                       ($000)                          ($000)
COMMERCIAL LOANS

   Real Estate                       $  73,382          51.0%        $  73,863          51.3%

   Installment                          11,508           8.0%           10,549           7.3%

   Lines of Credit                      10,425           7.3%           10,001           7.0%

   Lease Financing                         863           0.6%              898           0.6%

   Cash Reserve                             50           0.0%               52           0.0%
                                     ---------         -----         ---------         -----

Total Commercial Loans                  96,228          66.9%           95,363          66.2%


Consumer Loans

   Real Estate                          22,239          15.5%           22,228          15.5%

   Home Equity                          21,702          15.1%           21,681          15.1%

   Installment                           2,575           1.8%            2,761           1.9%

   Overdrafts                              261           0.2%            1,113           0.8%

   Credit Card                             273           0.2%              334           0.2%

   Student Loans                           307           0.2%              234           0.2%

   Other                                   135           0.1%              188           0.1%
                                     ---------         -----         ---------         -----

Total Consumer Loans                    47,492          33.1%           48,539          33.8%
                                     ---------         -----         ---------         -----

Total Loans                            143,720         100.0%          143,902         100.0%
                                     =========         =====         =========         =====

Net Deferred Costs &                       363                             363
Unearned Discounts
Allowance for Loan Losses               (1,896)                         (1,786)
                                     ---------                       ---------

Total Loans, Net                     $ 142,177                       $ 142,469
                                     =========                       =========


        The Company's total non-accruing loans, expressed as a percentage of total loans, was 0.31% at March 31, 2002 as compared to 0.50% at December 31, 2001. Actual charge-offs for the three months ended March 31, 2002 were $9 thousand compared to $15 thousand for the same period in 2001. The decrease in non-accruing loans is the result of payoffs received on four outstanding non-accrued loans. The Company's allowance for loan losses increased to approximately $1.9 million at March 31, 2002 from approximately $1.8 million at December 31, 2001. The allowance for loan losses as a percentage of total loans was 1.32% at March 31, 2002 compared to 1.24% at December 31, 2001. This increase is a result of the increased amount of commercial loans. The increase in the loan portfolio, especially the increase in commercial loans, which tend to have higher credit risk than consumer loans, is reflected in the additional credit loss reserve levels reflected at March 31, 2002 and December 31, 2001.

        The adequacy of the Company's allowance for loan losses is reviewed quarterly with consideration given to loan concentrations, charge-off history, delinquent loan percentages, and general economic conditions. Management believes the allowance for loan losses is adequate to absorb credit losses from existing loans.

The following table sets forth information regarding non-accrual loans.

                                               March 31, 2002     December 31, 2001
                                               --------------     -----------------
                                                  $ (000)            $  (000)
Non-accruing loans:
      One-to-four family                          $     0            $     0

      Home equity                                       0                  0

      Commercial real estate and multi-
      family                                          347                545

      Consumer                                          0                  0

      Commercial business                              94                179
                                                  -------            -------
      Total                                           441                724
                                                  -------            -------

Loans 90+ days past due                                 4                443

Total non-performing loans                        $   445            $ 1,167
                                                  =======            =======

Total non-performing loans as a percentage
of total assets                                      0.17%              0.47%
                                                  =======            =======
Total non-performing loans as a percentage
of total loans                                       0.31%              0.82%
                                                  =======            =======

Investing Activities

        The Company's securities portfolio increased by 11.1% to approximately $93.4 million at March 31, 2002 as compared to approximately $84.1 million at December 31, 2001. Growth for the quarter is primarily attributable to growth in deposits which may have occurred as a result of low interest rates available in similar investments. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts.

Funding Activities

        Total deposits during the quarter increased by 4.8% to $214.1 million at March 31, 2002 from $204.3 million at December 31, 2001. Tax collections in local municipalities traditionally contribute to increases in total deposits, usually certificates of deposit over $100,000, during the first and third quarters and then decrease in the second and fourth quarters as cash is needed by the municipalities for operations. Time deposits over $100,000 increased 13.0% to $32.6 million at March 31, 2002 from $28.9 million at December 31, 2001. Core deposits (all deposits excluding time deposits greater than $100,000), increased 3.5% to $181.5 million at March 31, 2002 from $175.4 million at December 31, 2001. Premium savings, Statement savings, and Thrift-E savings increased 3.5%, 10.3%, and 7.1%, respectively, for the quarter. Demand deposits and NOW accounts grew slightly by 0.4% and 0.7% , respectively for the quarter. Securities sold under agreements to repurchase decreased 25.0% to $3.0 million at March 31, 2002 from $4.0 million at December 31, 2001.

Other Balance Sheet Changes

        Properties and equipment, net, has increased approximately $126,000 as a result of renovations to a building the Bank owns adjacent to the Derby branch on Erie Road, Derby, New York, for housing of its loan department.

        Other assets have increased approximately $0.9 million from December 31, 2001. The majority of the increase, $0.5 million is the result of the January 1, 2002 acquisition of the business and assets of the Eden Agency by M&W and related intangible assets acquired in this transaction. Also, the additional increase of approximately $0.4 million in other assets is prepaid expenses and interest receivable on investments.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS

Net Income

        The Company recorded net income of approximately $879,000 for the quarter ended March 31, 2002, an increase of 34.22% over net income of $655,000 for the same quarter in 2001. Earnings per share were $0.40 for the quarter ended March 31, 2002, and $0.30 for the same quarter in 2001. All share and per share information is stated after giving effect to the stock split distributed on June 12, 2001 to shareholders of record on May 25, 2001. Net income represented a return on average assets of 1.36% for the quarter ended March 31, 2002 compared to 1.14% for the same period in 2001. The return on average equity for the first quarter of 2002 was 12.84% compared to 10.36% for the first quarter of 2001.

        2002 first quarter net income reflects the January 1, 2002 implementation of SFAS No. 142, which resulted in the end to goodwill amortization. Excluding the effect of goodwill amortization during the first quarter 2001, net income would have been $735,000 or $0.33 per share.

Other Operating Results

        Net interest income increased $409,000, or 18.5%, for the quarter ended March 31, 2002 compared to the same time period in 2001. Total interest income decreased 1.4% and interest paid on deposits decreased 30.5% from the first quarter of 2001. Interest income decreased in spite of the $29.6 million, or 14.2%, increase in average interest-earning assets to $237.9 million for the first quarter of 2002 from $208.3 million for the first quarter of 2001. Interest rate reductions driven by the Federal Reserve monetary policy were the primary reason for the decrease in interest income for the first quarter 2002 as compared to the first quarter 2001. In addition, during the first quarter 2002, the Company realized $86 thousand of interest income on the payoff of a loan for which the Company was not recording interest expense due to late payment history. The increase in average interest-earning assets resulted primarily from continued emphasis on loan originations and increases in the investment securities portfolio as a result of deposit balance increases. The yield on total interest earning assets decreased to 6.63% for the quarter ended March 31, 2002 from 7.68% for the quarter ended March 31, 2001. The interest expense decrease reflects the $23.3 million, or 14.2% increase in average interest-bearing liabilities to $187.5 million for the first quarter of 2002 from $164.3 million for the first quarter of 2001 as well as the offsetting effect of interest rate reductions made by the Bank since March 31, 2001. The yield on interest-bearing liabilities decreased to 2.83% for the quarter ended March 31, 2002 from 4.37% for the quarter ended March 31, 2001. The Bank's net interest margin, for the three month period ended March 31, 2002 was 4.49% as compared to 4.26% for the same time period in 2001.

        The yield on average loans decreased to 7.72% for the first quarter of 2002 from 8.66% for the same time period in 2001. The tax equivalent yield on federal funds and investments decreased from 7.08% in the first quarter of 2001 to 6.00% in the first quarter of 2002. The cost of funds on interest bearing balances decreased to 2.83% for the first quarter of 2002 from 4.37% for the same time period in 2001.

        The provision for loan losses has increased to $105,000 for the first quarter of 2002 from $75,000 for the same time period in 2001. This increase is a result of the increase in the size of the overall loan portfolio as well as an increase in the commercial loan composition as a percentage of the overall portfolio. Commercial loans tend to have a higher credit risk than consumer loans.

        Non-interest income increased to $1.4 million for the quarter ended March 31, 2002 from $1.1 million for the same period in 2001. This increase of $212,000 is primarily attributable to an increase of $117,000 in sales of insurance products through M&W Agency, Inc. which acquired the Eden Agency on January 1, 2002. The remainder of the increase is attributable to service charges for which rate increases were implemented in June 2001, ENB Associates commissions, premium on loans sold and other miscellaneous income.

        Non-interest expense totaled $2.6 million for the first quarter of 2002 reflecting an approximate $273,000 increase over the first quarter of 2001 total of $2.3 million. Approximately $102,000 of this increase is attributable to salaries and employee benefits which have risen as a result of normal pay adjustments and an overall increase in the number of employees of the Company. Professional services account for $75,000 of the increase primarily as a result of costs associated with the establishment of Evans National Holding Corp, currently a wholly-owned subsidiary of Evans National Bank which was created to be operated as a real estate investment trust (REIT) which will provide additional flexibility and planning opportunities for the business of the Bank. Evans Bancorp expense has increased approximately $62,000 due mainly to fees related to the Company's common stock on the Nasdaq National Market which occurred on July 9, 2001 as well as professional fees incurred related to the operations of the parent Company. Miscellaneous expenses, whose increase consisted primarily of telephone, appraisal expense, correspondent bank service charges and M&W miscellaneous costs (primarily attributable to the Eden Agency acquisition) increased approximately $91,000 for the quarter ended March 31, 2002 over the quarter ended March 31, 2001. Amortization of goodwill related to the M&W acquisition decreased $79,000 as goodwill is no longer amortized under the provisions of SFAS No. 142 which was adopted on January 1, 2002.

        Income tax expense totaled $374,000 and $280,000 for the three month periods ended March 31, 2002 and 2001, respectively. The effective combined tax rate for the first quarter of 2002 was 29.8% compared to 29.9% for the first quarter of 2001. The effective tax rate maintained by the Bank is attributable to investments in tax advantaged municipal bonds.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE RISK

        Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or reprice at different times or on a different basis. The Asset, Liability Committee, ("ALCO") of the Bank analyzes the gap position on a monthly basis to determine the Bank's exposure to interest rate risk. The gap position is the difference between the total of the Bank's rate-sensitive assets and rate-sensitive liabilities maturing or repricing during a given time frame. A "positive" gap results when more assets than liabilities reprice and a "negative" gap results when more liabilities than assets reprice within a given time period. Because assets historically reprice faster than liabilities, a slightly negative gap position is considered preferable. At March 31, 2002 the Bank was in a negative gap position with $1.5 million more in rate-sensitive liabilities repricing over the next year than in rate-sensitive assets. This "negative" gap position compares to a "negative" gap position at December 31, 2001 of $0.4 million. This decrease is due to a number of factors, including a number of long-term mortgage pre-payments and shortened effective maturities on callable securities as a result of the current interest rate environment. Also, there was a shift during the quarter in less than one year certificates of deposit to longer terms, especially in the greater than $100,000 category. The Bank's asset/liability target, under its asset/liability policy, is a difference of +/- 15% of the Bank's total assets, which amounted to +/- $38.8 million at March 31, 2002. The gap ratio (rate-sensitive assets/rate-sensitive liabilities) at that date was 98%.

MARKET RISK

        When rates rise or fall, the market value of the Bank's assets and liabilities will increase or decrease. As a part of the Bank's asset/liability policy, the Bank has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. The Bank's securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per SFAS No. 115. A limitation of a negative 25% of total capital before SFAS No. 115 (after tax) has been established as the maximum impact to equity as a result of marking available for sale securities to market that would be acceptable. At quarter-end, the impact to equity as a result of marking available for sale securities to market was an unrealized gain of approximately $0.5 million. On a quarterly basis, the available for sale portfolio is shocked for immediate rate increases of 100 and 200 basis points. At March 31, 2002, the Bank determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion. The Bank's capital ratios are also reviewed on a quarterly basis. Unrealized gains and losses on available for sale securities are not included in the calculation of these ratios.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings - None to report

ITEM 2.   Changes in Securities - None to report

ITEM 3.   Defaults upon Senior Securities - None to report

ITEM 4.   Submission of Matters To a Vote of Security Holder - None to report

ITEM 5.   Other Information

          On February 19, 2002, the Board of Directors declared a cash dividend of $.28 per share payable on April 2, 2002 to shareholders of record as of March 12, 2002.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

    Exhibit No.     Name                                                       Page No.
    -----------     ----                                                       --------
       99.1         Press Release-Announcing Earnings for Quarter ended           21
                    March 31, 2002


          (b)  Report on Form 8-K:

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

               The registrant filed a Form 8-K on March 7, 2002 to report under
               Item 5 - Other Events the Company's declaration of a semi-annual dividend to be paid on outstanding EVBN common stock. A press release was filed as an exhibit to the Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                          Evans Bancorp, Inc.




DATE
April 24, 2002                   /s/James Tilley
                                 -----------------------------------
                                 James Tilley
                                 President and CEO

DATE
April 24, 2002                   /s/Mark DeBacker
                                 -----------------------------------
                                 Mark DeBacker
                                 Senior Vice President & Chief Financial Officer