Form 10-Q
period 2002-06-30
EVANS BANCORP INC
filed 2002-07-25
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    June 30, 2002
                              -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from           to
                                         -----------   -------------
                         Commission file number 0-18539
                                               ---------
                               EVANS BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New York                                16-1332767
----------------------------------              -----------------------
 (State of other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                14 -16 North Main Street, Angola, New York 14006
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 549-1000
                          ----------------------------
                           (Issuer's telephone number)

                                 Not applicable
                          ----------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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

Common Stock, $.50 Par Value--2,215,441 shares as of June 30, 2002

                                      INDEX


                       EVANS BANCORP, INC. AND SUBSIDIARY
                                                                                 PAGE

PART 1.   FINANCIAL INFORMATION
-------------------------------

Item 1.           Financial Statements (Unaudited)

                  Consolidated balance sheets-June 30, 2002 and
                  December 31, 2001                                                 1

                  Consolidated statements of income-Three months
                  ended June 30, 2002 and 2001                                      2

                  Consolidated statements of income-Six months
                  ended June 30, 2002 and 2001                                      3

                  Consolidated statements of stockholders' equity-Six months
                  ended June 30, 2002 and 2001                                      4

                  Consolidated statements of cash flows-Six months
                  ended June 30, 2002 and 2001                                      5

                  Notes to consolidated financial statements
                                                                                    7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               12

Item 3.           Quantative and Qualitative Disclosures About Market Risks         18


PART II.  OTHER INFORMATION                                                         19



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

PART I - FINANCIAL INFORMATION                                           PAGE 1
ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 and December 31, 2001
                                   (Unaudited)

                                                                 June 30,    December 31,
      ASSETS                                                      2002          2001
                                                              ------------   ------------

  Cash and due from banks                                       $  9,544,645   $  7,894,087
  Federal Funds sold                                               2,825,000      2,800,000
  Securities:
    Classified as available-for-sale, at fair value               88,518,475     81,735,376
    Classified as held-to-maturity, at amortized cost              2,868,052      2,329,855
  Loans, net                                                     147,702,545    142,469,032
  Properties and equipment, net                                    4,440,545      4,122,733
  Goodwill, net                                                    2,932,913      2,760,113
  Other intangible assets, net                                       328,850         83,250
  Other assets                                                     4,891,039      4,958,966
                                                                ------------   ------------

  TOTAL ASSETS                                                  $264,052,064   $249,153,412
                                                                ============   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits:
  Demand                                                        $ 45,102,458   $ 39,597,700
  NOW and money market accounts                                   11,449,208      9,604,537
  Regular savings                                                 69,261,275     64,351,240
  Time Deposits, $100,000 and over                                30,306,202     28,864,608
  Other time accounts                                             61,836,509     61,841,977
                                                                ------------   ------------

                                                                 217,955,652    204,260,062

  Other Borrowed Funds                                             9,360,821      9,660,748
  Securities sold under agreements to repurchase                   2,858,509      4,006,669
  Other liabilities                                                4,781,355      4,265,164
                                                                ------------   ------------

  TOTAL LIABILITIES                                              234,956,337    222,192,643
                                                                ------------   ------------



STOCKHOLDERS' EQUITY
  Common Stock, $.50 par value; 10,000,000 shares authorized;
  2,215,441 and 2,206,467 shares issued respectively               1,107,721      1,103,234
  Capital surplus                                                 13,885,565     13,727,084
  Retained earnings                                               12,652,911     11,464,273
  Accumulated other comprehensive income (net of tax)              1,449,530        666,178
                                                                ------------   ------------
  Total Stockholders' equity                                      29,095,727     26,960,769
                                                                ------------   ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $264,052,064   $249,153,412
                                                                ============   ============




See NOtes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                           PAGE 2
ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                For the Three Months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                         Three Months Ended
                                                               June 30,
                                                        2002              2001
                                                    -----------      -----------
INTEREST INCOME
  Loans                                             $ 2,677,586      $ 2,841,004
  Federal funds sold                                     11,777           19,745
  Securities:
    Taxable                                             719,622          765,510
    Non-taxable                                         494,334          372,118
                                                    -----------      -----------

  Total Interest Income                               3,903,319        3,998,377

INTEREST EXPENSE
  Interest on Deposits                                1,137,350        1,585,421
  Short Term Borrowing                                  138,317          113,856
                                                    -----------      -----------
NET INTEREST INCOME                                   2,627,652        2,299,100

PROVISION FOR LOAN LOSSES                               105,000           95,000
                                                    -----------      -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                           2,522,652        2,204,100
                                                    -----------      -----------

NON-INTEREST INCOME:
  Service charges                                       283,350          258,543
  Premium on loans sold-SLMA                                900            1,559
  Premium/Discount on loans sold-FNMA                     7,795            2,785
  Insurance Service and Fees                            714,606          627,678
  ENB Associates                                         59,741           50,880
  Other                                                 191,280          157,759
  ORE loss                                              (61,791)               0
  Securities Gain                                       101,067           72,395
                                                    -----------      -----------

  Total non-interest income                           1,296,948        1,171,599
                                                    -----------      -----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                      1,346,788        1,171,550
  Occupancy                                             318,005          289,599
  Supplies                                               59,187           52,205
  Repairs and maintenance                                99,607           93,861
  Advertising and public relations                       46,147           41,228
  Professional services                                 119,908          146,745
  FDIC assessments                                        8,655            8,540
  Other Insurance                                        75,614           57,137
  Amortization of goodwill                                    0           79,620
  Evans Bancorp expense                                  39,633           79,744
  Other                                                 461,970          368,632
                                                    -----------      -----------

  Total non-interest expense                          2,575,514        2,388,861
                                                    -----------      -----------

    Income before income taxes                        1,244,086          986,838
                                                    -----------      -----------

INCOME TAXES                                            317,000          336,735
                                                    -----------      -----------

NET INCOME                                          $   927,086      $   650,103
                                                    ===========      ===========

NET INCOME PER COMMON SHARE-BASIC                   $      0.42      $      0.30
                                                    ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES              2,213,945        2,198,324
                                                    ===========      ===========

See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                           PAGE 3
ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Six Months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                       2002              2001
                                                    -----------      -----------
INTEREST INCOME
  Loans                                             $ 5,427,750      $ 5,643,244
  Federal Funds Sold                                     40,181           82,421
  Securities:
    Taxable                                           1,423,964        1,522,300
    Non-taxable                                         955,467          751,504
                                                    -----------      -----------

  Total Interest Income                               7,847,362        7,999,469

INTEREST EXPENSE
  Interest on Deposits                                2,314,868        3,280,259
  Short Term Borrowing                                  287,658          212,390
                                                    -----------      -----------
NET INTEREST INCOME                                   5,244,836        4,506,820

PROVISION FOR LOAN  LOSSES                              210,000          170,000
                                                    -----------      -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                           5,034,836        4,336,820
                                                    -----------      -----------

NON-INTEREST INCOME:
  Service charges                                       556,733          494,565
  Premium on loan sold-SLMA                               1,100            1,914
  Premium/Discount on loans sold-FNMA                    20,141            4,225
  Insurance Service and Fees                          1,506,409        1,302,798
  ENB Associates                                         94,664           68,230
  Other                                                 422,357          353,820
  ORE loss                                              (61,791)               0
  Securities Gain                                       111,302           88,139
                                                    -----------      -----------

  Total non-interest income                           2,650,915        2,313,691
                                                    -----------      -----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                      2,691,325        2,414,316
  Occupancy                                             637,740          580,772
  Supplies                                              109,520          116,802
  Repairs and maintenance                               206,147          189,085
  Advertising and public relations                       95,952           69,369
  Professional services                                 279,237          231,307
  FDIC Assessment                                        17,225           17,156
  Other Insurance                                       137,940          143,991
  Amortization of goodwill                                    0          159,240
  Evans Bancorp expense                                 107,545           85,541
  Other                                                 905,683          721,357
                                                    -----------      -----------

  Total non-interest expense                          5,188,314        4,728,936
                                                    -----------      -----------

    Income before income taxes                        2,497,437        1,921,575
                                                    -----------      -----------

INCOME TAXES                                            691,000          616,335
                                                    -----------      -----------

NET INCOME                                          $ 1,806,437      $ 1,305,240
                                                    ===========      ===========

NET INCOME PER COMMON SHARE-BASIC                   $      0.82      $      0.59
                                                    ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES              2,210,206        2,198,895
                                                    ===========      ===========


See Notes to Consolidated Financial Statements.

PART 1-FINANCIAL INFORMATION                                             PAGE 4
ITEM 1-FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

==========================================================================================================================
                                                                                    ACCUMULATED
                                                                                      OTHER
                                               COMMON       CAPITAL   RETAINED     COMPREHENSIVE   TREASURY
                                               STOCK        SURPLUS   EARNINGS     INCOME ( LOSS)    STOCK        TOTAL

Balance, January 1, 2001                      $ 879,801  $ 13,810,991 $  9,953,780   $ 534,500     $      0    $ 25,179,072

Comprehensive income:
  2001 net income                                                        1,305,240                                1,305,240

  Unrealized gain on available
    for sale securities, net of
    reclassification adjustment
    and tax effect of $81,378                                                          172,927                      172,927
                                                                                                               ------------

      Total comprehensive income                                                                                  1,478,167
                                                                                                               ------------

Cash dividends ($.27 per
  common share)                                                           (475,092)                                (475,092)

Purchase of 3,086 shares
  for treasury                                                                                     (145,042)       (145,042)

Five-for-Four stock split                       219,720                                                             219,720
w/fractional shares paid in cash                             (241,317)                                             (241,317)
Reissuance of treasury stock under stock                                                            145,042         145,042
dividend plan of 3,086 shares
                                            -----------  ------------ ------------   ---------    ---------    ------------
Balance, June 30, 2001                      $ 1,099,521  $ 13,569,674 $ 10,783,928   $ 707,427    $       0    $ 26,160,550
                                            ===========  ============ ============   =========    =========    ============



                         SIX MONTHS ENDED JUNE 30, 2002
                                  (UNAUDITED)

==========================================================================================================================
                                                                                    ACCUMULATED
                                                                                      OTHER
                                               COMMON       CAPITAL   RETAINED     COMPREHENSIVE   TREASURY
                                               STOCK        SURPLUS   EARNINGS     INCOME ( LOSS)    STOCK        TOTAL

Balance, January 1, 2002                    $ 1,103,234  $ 13,727,084 $ 11,464,273   $ 666,178    $       0    $ 26,960,769

Comprehensive income:
  2002 net income                                                        1,806,437                                1,806,437

  Unrealized gain on available
    for sale securities, net of reclassification
    adjustment and tax effect of $506,753                                              783,352                      783,352
                                                                                                               ------------

      Total comprehensive income                                                                                  2,589,789
                                                                                                               ------------

Dividends ($.28 per
  common share)                                                           (617,799)                                (617,799)

Issued 8,974 shares under dividend
reinvestment plan                                 4,487       158,481                                               162,968
                                            -----------  ------------ ------------   ---------    ---------    ------------
Balance, June 30, 2002                      $ 1,107,721  $ 13,885,565 $ 12,652,911 $ 1,449,530  $         0    $ 29,095,727
                                           ============  ============ ============ ============ ===========    ============

PART I - FINANCIAL INFORMATION                                           PAGE 5
ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                       2002             2001
                                                   ------------    ------------
OPERATING ACTIVITIES
  Interest received                                $  7,931,801    $  8,073,684
  Fees and commissions received                       2,437,606       2,014,127
  Interest paid                                      (2,636,958)     (3,556,681)
  Cash paid to suppliers and employees               (4,931,754)     (2,856,182)
  Income taxes paid                                    (748,800)       (858,000)
                                                   ------------    ------------
           Net cash provided by operating
             activities                               2,051,895       2,816,948
                                                   ------------    ------------


INVESTING ACTIVITIES
  Available for sale securities
     Purchases                                      (27,334,287)    (20,930,358)
     Proceeds from sales                              8,450,326       6,897,405
     Proceeds from maturities                        13,412,319       8,230,278
  Held to maturity securities
     Purchases                                       (1,485,816)       (862,092)
     Proceeds from maturities                           972,820       1,577,611
  Additions to properties and equipment                (639,747)       (277,313)
  Increase in loans, net of repayments               (9,954,923)    (10,852,966)
  Proceeds from sales of loans                        4,623,681       3,053,596
  Proceeds from sales of other real estate owned         71,620               0
  Cash paid in acquisition of Eden Agency               (50,000)              0
                                                   ------------    ------------

           Net cash used in investing activities    (11,934,007)    (13,163,839)
                                                   ------------    ------------




FINANCING ACTIVITIES
  Increase in deposits                               13,695,590       5,115,837
  (Repayment)purchase of short term borrowing        (1,683,089)      5,340,182
   Dividends paid                                      (454,831)       (496,689)
                                                   ------------    ------------

           Net cash provided by financing
             activities                              11,557,670       9,959,330
                                                   ------------    ------------


Net increase(decrease) in cash and cash
  equivalents                                         1,675,558        (387,561)

Cash and cash equivalents, January 1                 10,694,087       9,358,912
                                                   ------------    ------------


Cash and cash equivalents, June 30                 $ 12,369,645    $  8,971,351
                                                   ============    ============


See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                          PAGE 6
ITEM I - FINANCIAL STATEMENTS



                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                           2002           2001
                                                       -----------    -----------


RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Net income                                           $ 1,806,437    $ 1,305,240
                                                       -----------    -----------

  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                          468,746        711,599
    Provision for loan losses                              210,000        170,000
    Gain on sale of assets                                 (70,752)       (94,569)
    Decrease in accrued interest payable                   (34,432)       (64,032)
   (Increase)decrease in accrued interest receivable        (1,800)        55,814
    Decrease in other liabilities                         (302,199)      (847,261)
   (Increase)decrease in other assets                      (24,105)     1,580,157
                                                       -----------    -----------
  Total adjustments                                        245,458      1,511,708
                                                       -----------    -----------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                   $ 2,051,895    $ 2,816,948
                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:


Net unrealized gain on available for sale securities   $ 2,387,237    $ 1,040,335
                                                       ===========    ===========



See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
                                   (UNAUDITED)

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

        The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

5.      INCOME TAXES
        ------------

        Provision for deferred income taxes is made as a result of timing differences between financial and taxable income. These differences relate principally to directors deferred compensation, pension premiums payable and deferred loan origination expenses.

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

7.      DIVIDEND
        --------

        A cash dividend of $0.28 per share was paid on April 2, 2002 to shareholders of record as of March 12, 2002. A total of $617,799 was paid on 2,206,467 shares.

8.      STOCK SPLIT
        -----------

        A 5 for 4 stock split was distributed on June 12, 2001 to shareholders of record as of May 25, 2001. Fractional shares were redeemed for cash. The stock split resulted in the issuance of 439,441 shares of common stock as well as fractional shares paid in cash totaling $21,597. All share and per share data reflect the split.

9.      COMMON STOCK
        ------------

        During the quarter ended June 30, 2002, the Company issued 8,974 shares of common stock. These shares were issued to shareholders on April 2, 2002 who elected to receive shares in lieu of cash under the Company's Dividend Reinvestment Plan.

10.     SEGMENT INFORMATION
        -------------------

        Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information was adopted by the Company during 2000. This Statement establishes standards for the way that the Company reports information about its operating segments. The Company is comprised of two primary business segments, banking and insurance. The following table sets forth information regarding these segments for the three and six month periods ended June 30, 2002 and 2001.

                               Three Months Ended
                                  June 30, 2002

                               BANKING ACTIVITIES   INSURANCE ACTIVITIES          TOTAL

Net Interest Income(loss)               $2,632,933         ($   5,281)         $2,627,652

Provision for credit losses                105,000                  0             105,000
                                        ----------         ----------          ----------
Net interest income(loss) after
   provision for credit losses           2,527,933             (5,281)          2,522,652

Non-interest income                        481,275                  0             481,275

Insurance commissions and fees                   0            714,606             714,606

Net securities gains                       101,067                  0             101,067

Non-interest expense                     2,088,220            487,294           2,575,514
                                        ----------         ----------          ----------

Income before income taxes               1,022,055            222,031           1,244,086

Income taxes                               229,000             88,000             317,000
                                        ----------         ----------          ----------
   Net income                           $  793,055         $  134,031          $  927,086
                                        ==========         ==========          ==========

                                                Six Months Ended
                                                  June 30, 2002

                                    BANKING ACTIVITIES   INSURANCE ACTIVITIES       TOTAL

Net Interest Income(loss)               $ 5,255,812         ($   10,976)         $ 5,244,836

Provision for credit losses                 210,000                   0              210,000
                                        -----------         -----------          -----------
Net interest income(loss) after
   provision for credit losses            5,045,812             (10,976)           5,034,836

Non-interest income                       1,033,204                   0            1,033,204


Insurance commissions and fees                    0           1,506,409            1,506,409

Net securities gains                        111,302                   0              111,302

Non-interest expense                      4,178,823           1,009,491            5,188,314
                                        -----------         -----------          -----------

Income before income taxes                2,011,495             485,942            2,497,437


Income taxes                                497,457             193,543              691,000
                                        -----------         -----------          -----------
   Net income                           $ 1,514,038         $   292,399          $ 1,806,437
                                        ===========         ===========          ===========

                                                 Three Months Ended
                                                   June 30, 2001

                                   BANKING ACTIVITIES    INSURANCE ACTIVITIES         TOTAL

Net Interest Income(loss)               $ 2,305,298         ($    6,198)         $ 2,299,100

Provision for credit losses                  95,000                   0               95,000
                                        -----------         -----------          -----------
Net interest income(loss) after
   provision for credit losses            2,210,298              (6,198)           2,204,100

Non-interest income                         471,526                   0              471,526

Insurance commissions and fees                    0             627,678              627,678

Net securities gains                         72,395                   0               72,395

Non-interest expense                      1,942,394             446,467            2,388,861
                                        -----------         -----------          -----------

Income before income taxes                  811,825             175,013              986,838

Income taxes                                260,735              76,000              336,735
                                        -----------         -----------          -----------
   Net income                           $   551,090         $    99,013          $   650,103
                                        ===========         ===========          ===========

                                              Six Months Ended
                                                June 30, 2001


                                 BANKING ACTIVITIES   INSURANCE ACTIVITIES         TOTAL
Net Interest Income(loss)               $ 4,521,227         ($   14,407)         $ 4,506,820

Provision for credit losses                 170,000                   0              170,000
                                        -----------         -----------          -----------
Net interest income(loss) after
   provision for credit losses            4,351,227             (14,407)           4,336,820

Non-interest income                         922,754                   0              922,754

Insurance commissions and fees                    0           1,302,798            1,302,798

Net securities gains                         88,139                   0               88,139
                                                            -----------          -----------
Non-interest expense                      3,774,379             954,557            4,728,936
                                        -----------         -----------          -----------

Income before income taxes                1,587,741             333,834            1,921,575


Income taxes                                472,335             144,000              616,335
                                        -----------         -----------          -----------
   Net income                           $ 1,115,406         $   189,834          $ 1,305,240
                                        ===========         ===========          ===========


11. RECLASSIFICATIONS
    -----------------

        Certain reclassifications have been made to the 2001 financial statements to conform with the presentation used in 2002.

12. SUBSIDIARIES OF THE BANK
    ------------------------

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

13. GOODWILL AND INTANGIBLE ASSETS
    ------------------------------

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

        In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the pro forma amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:


                                                        Three Months Ended June 30,
                                                         2002                   2001
                                                         ----                   ----
Reported net income                                  $     927,086         $     650,103
Add: Goodwill amortization, net of tax                           0                79,620
                                                     -------------         -------------
Pro forma adjusted net income                        $     927,086         $     729,723
                                                     =============         =============
Reported earnings per share                          $        0.42         $        0.30
Add: Goodwill amortization, net of tax per share              0.00                  0.04
                                                     -------------         -------------

Pro forma adjusted earnings per share                $        0.42         $        0.34
                                                     =============         =============


                                                           Six Months Ended June 30,
                                                           2002                 2001
                                                           ----                 ----
Reported net income                                  $   1,806,437         $   1,305,240
Add: Goodwill amortization, net of tax                           0               159,240
                                                     -------------         -------------
Pro forma adjusted net income                        $   1,806,437         $   1,464,480
                                                     =============         =============
Reported earnings per share                          $        0.82         $        0.59
Add: Goodwill amortization, net of tax per share              0.00                  0.08
                                                     -------------         -------------
Pro forma adjusted earnings per share                $        0.82         $        0.67
                                                     =============         =============




        Changes in the carrying amount of goodwill for the six month period ended June 30, 2002, by operating segment, are as follows:


                                                BANKING      INSURANCE      TOTAL
                                             ACTIVITIES     ACTIVITIES      -----
                                             ----------     ----------
Balance as of January 1, 2002                        $0     $2,760,113    $2,760,113
Goodwill acquired during the period                   0        172,800       172,800
                                                      -     ----------    ----------
Balance as of June 30, 2002                          $0     $2,932,913    $2,932,913
                                                     ==     ==========    ==========

        As required by the statement, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Company's analysis, no reclassifications were required as of June 30, 2002.

Information regarding the Company's other intangible assets follows:


                               As of June 30, 2002

                              CARRYING          ACCUMULATED       NET
                                AMOUNT         AMORTIZATION       ---
                              --------         ------------
Noncompete agreements         $209,000              $23,150       $185,850
Insurance expirations          185,000               42,000        143,000
                               -------               ------        -------
Total                         $394,000              $65,150       $328,850
                              ========              =======       ========


                             As of December 31, 2001

                              CARRYING          ACCUMULATED        NET
                                AMOUNT         AMORTIZATION        ---
                              --------         ------------
Noncompete agreements           $9,000               $2,250         $6,750
Insurance expirations          100,000               23,500         76,500
                               -------               ------         ------
Total                         $109,000              $25,750        $83,250
                              ========              =======        =======


        Amortization expense for the three months ended June 30, 2002 was $19,700. Estimated amortization expense for each of the five succeeding fiscal years is as follows:


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


14.     NEW ACCOUNTING STANDARDS PRONOUNCEMENTS
        ---------------------------------------

        SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued August 2001. This statement supercedes SFAS 121, APB No. 30, and amends ARB No. 51. The Statement establishes a single accounting model for long-lived assets to be disposed of by sale and resolve significant implementation issues related to Statement 121. However, this Statement retains fundamental provisions of Statement 121, Opinion 30, and ARB No. 51. The Statement was effective for the Company beginning on January 1, 2002 and did not have a material impact on the Company's financial statements.

PART I - FINANCIAL  NFORMATION

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

ANALYSIS OF FINANCIAL CONDITION
-------------------------------

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

                                         THREE MONTHS ENDED JUNE 30, 2002                THREE MONTHS ENDED JUNE 30, 2001

                                               AVERAGE         INTEREST                  AVERAGE       INTEREST
                                             OUTSTANDING       EARNED/     YIELD/      OUTSTANDING      EARNED/       YIELD/
                                              BALANCE           PAID       RATE          BALANCE         PAID         RATE
                                               (000)           (000)                      (000)          (000)
ASSETS
Interest-earning assets:
  Loans, net                                 $144,414          $2,677       7.41%        $133,907       $2,841         8.49%

  Taxable investments                          50,440             720       5.71%          46,935          766         6.53%

  Tax-exempt investments                       43,104             494       4.58%          31,046          372         4.79%


 Federal funds sold                             3,538              12       1.36%           2,215           20         3,61%
                                             --------          ------    --------        --------      -------      --------

Total interest-earning assets                 241,496          $3,903       6.46%         214,103       $3,999         7.47%

                                                               ======                                  =======
Noninterest-earning assets
  Cash and due from banks                       8,306                                       7,113
  Premises and equipment, net                   4,361                                       3,640
  Other assets                                  8,435                                       8,207
                                             --------                                    --------
Total Assets                                 $262,598                                    $233,063
                                             ========                                    ========

LIABILITIES & STOCKHOLDER'S
EQUITY
Interest-bearing liabilities:
  NOW accounts                               $  9,973          $   14       0.56%        $  8,810          $22         1.00%

  Savings deposits                             70,228             201       1.14%          63,078          387         2.45%

  Time deposits                                94,415             923       3.91%          86,613        1,177         5.44%

  Fed funds purchased & securities
  sold u/a to repurchase and other              4,004              21       2.10%           4,015           37         3.69%

  FHLB advances                                 9,008             117       5.19%           6,126           77         5.03%

                                             --------          ------    --------        --------      -------       -------
Total interest-bearing liabilities            187,628          $1,276       2.72%         168,642       $1,700         4.03%
                                                               ------                                  -------
Noninterest-bearing liabilities:
  Demand deposits                              42,159                                      34,448
  Other                                         4,596                                       4,076
Total liabilities                            $234,383                                    $207,166
                                             --------                                    --------

Stockholders' equity                           28,215                                      25,897
                                             --------                                    --------
Total Liabilities and Stockholders'          $262,598                                    $233,063
Equity                                       ========                                    ========

Net interest earnings                                          $2,627                                   $2,299
                                                               ======                                   ======

Net yield on interest earning assets                                        4.35%                                      4.30%

        Total net loans outstanding increased by 3.9% to $147.7 million at June 30, 2002 from $142.2 million at March 31, 2002. Year-to-date, total net loans have increased 3.7% from $142.5 million at December 31, 2001. During the quarter, the Company continued to shift its loan mix towards higher-yielding commercial loans. Total commercial loans increased 6.0% to approximately $102.0 million at June 30, 2002 from approximately $96.2 million at March 31, 2002. Year-to-date, total commercial loans have increased 7.0% from $95.4 million at December 31, 2001. Total consumer loans decreased slightly by 0.4% to approximately $47.3 million at June 30, 2002 from approximately $47.5 million at March 31, 2002. Year-to-date, total consumer loans have decreased 2.6% from $48.5 million at December 31, 2001. Fixed rate residential mortgages accounted for a large portion of this decrease as the balance outstanding has decreased $623 thousand for the quarter and $844 thousand year-to-date. These results continue to reflect the Company's strategy to deal with the current interest rate environment by continuing to emphasize commercial loan originations while selling fixed rate residential real estate loans originated under a certain interest rate level. For the three and six month periods ended June 30, 2002, the Company sold residential mortgages to the Federal National Mortgage Association ("FNMA") totaling approximately $1.7 million and $4.4 million, respectively, as compared to approximately $1.9 million and $2.7 million, respectively, during the same periods in 2001. At June 30, 2002, the Company had a servicing portfolio principal balance of $19.2 million with FNMA. The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon.

LOAN PORTFOLIO COMPOSITION
        The following table presents selected information on the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.


                                JUNE 30, 2002           PERCENTAGE      DECEMBER 31, 2001      PERCENTAGE
                                   ($000)                                   ($000)
COMMERCIAL LOANS

   Real Estate                    $   78,137               52.3%          $   73,863              51.3%

   Installment                        12,140                8.1%              10,549               7.3%

   Lines of Credit                    10,893                7.3%              10,001               7.0%

   Lease Financing                       810                0.5%                 898               0.6%

   Cash Reserve                           62                0.1%                  52               0.0%
                                  ----------         ----------           ----------        ----------

Total Commercial Loans               102,042               68.3%              95,363              66.2%


Consumer Loans

   Real Estate                        21,746               14.6%              22,228              15.5%

   Home Equity                        22,212               14.9%              21,681              15.1%

   Installment                         2,611                1.7%               2,761               1.9%

   Overdrafts                            101                0.1%               1,113               0.8%

   Credit Card                           295                0.2%                 334               0.2%

   Student Loans                         183                0.1%                 234               0.2%

   Other                                 143                0.1%                 188               0.1%
                                  ----------         ----------           ----------        ----------

Total Consumer Loans                  47,291               31.7%              48,539              33.8%
                                  ----------         ----------           ----------        ----------

Total Loans                          149,333              100.0%             143,902             100.0%
                                  ==========         ==========           ==========        ==========

Net Deferred Costs &                     353                                     353
Unearned Discounts
Allowance for Loan Losses             (1,983)                                 (1,786)
                                  ----------                              ----------

Total Loans, Net                  $  147,703                              $  142,469
                                  ==========                              ==========


        The Company's total non-accruing loans, expressed as a percentage of total loans, was 0.21% at June 30, 2002 as compared to 0.50% at December 31, 2001. Actual charge-offs for the three months ended June 30, 2002 were $4,400 compared to $500 for the same period in 2001. The decrease in non-accruing loans is the result of payoffs received on four outstanding non-accrued loans. The Company's allowance for loan losses increased to approximately $2.0 million at June 30, 2002 from approximately $1.8 million at December 31, 2001. The allowance for loan losses as a percentage of total loans was 1.33% at June 30, 2002 compared to 1.24% at December 31, 2001. This increase is primarily a result of the increased amount of commercial loans. The increase in the loan portfolio, especially the increase in commercial loans, which tend to have higher credit risk than consumer loans, is reflected in the additional credit loss reserve levels reflected at June 30, 2002 and December 31, 2001.

        The adequacy of the Company's allowance for loan losses is reviewed quarterly with consideration given to loan concentrations, charge-off history, delinquent loan percentages, and general economic conditions. Management believes the allowance for loan losses is adequate to absorb credit losses from existing loans.

The following table sets forth information regarding non-accrual loans.

                                                            JUNE 30, 2002      DECEMBER 31, 2001
                                                            -------------      -----------------
                                                               ($000)                  ($000)
Non-accruing loans:
      One-to-four family                                               $0                     $0

      Home equity                                                       0                      0

      Commercial real estate and multi-                               169                    545
      family
      Consumer                                                          0                      0

      Commercial business                                             148                    179

                                                            -------------      -----------------
      Total                                                           317                    724
                                                            -------------      -----------------

Loans 90+ days past due                                               981                    443
                                                            -------------      -----------------

Total non-performing loans                                         $1,298                 $1,167
                                                            =============      =================

Total non-performing loans as a percentage                          0.49%                  0.47%
of total assets                                            =============      =================

Total non-performing loans as a percentage                          0.87%                  0.82%
of total loans                                             =============      =================

INVESTING ACTIVITIES
        The Company's securities portfolio decreased by 2.2% to approximately $91.4 million at June 30, 2002 as compared to approximately $93.4 million at March 31, 2002. Year-to-date, the securities portfolio has increased 8.7% from $84.1 million at December 31, 2001. The decrease for the quarter can be attributed to normal maturities and payments received during the quarter and are tied closely to municipal savings deposits which typically decrease during the second calendar quarter of the year due to the timing of tax deposits. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts.

FUNDING ACTIVITIES
        Total deposits during the quarter increased by 1.8% to $218.0 million at June 30, 2002 from $214.1 million at March 31, 2002. Year-to-date, total deposits have increased 6.7% from $204.3 million at December 31, 2001. Tax collections in local municipalities traditionally contribute to increases in total deposits, usually certificates of deposit over $100,000 and municipal savings accounts, during the first and third quarters and then decrease in the second and fourth quarters as cash is needed by the municipalities for operations. Core deposits (all deposits excluding time deposits greater than $100,000), increased 3.3% to $187.6 million at June 30, 2002 from $181.5 million at March 31, 2002. Year-to-date, core deposits have increased 7.0% from $175.4 million at December 31, 2001. NOW accounts, business savings, demand deposits, statement savings, and passbook savings increased 18.4%, 13.8%, 13.4%, 5.4%, and 3.4%, respectively, for the quarter. These increases can be attributed to industry-wide trends that show deposits at banks increasing, mainly as a result of poor alternative investment performance such as the equities markets. Municipal savings decreased 30.5% or $2.4 million for the quarter to $5.6 million at June 30, 2002. Securities sold under agreements to repurchase decreased 4.9% to $2.9 million at June 30, 2002 from $3.0 million at March 31, 2002. Year-to-date, securities sold under agreements to repurchase have decreased 28.7% from $4.0 million at December 31, 2001. The balance at December 31, 2001 was unusually large due to normal deposit activity.

OTHER BALANCE SHEET CHANGES
        Properties and equipment, net, has increased approximately $318,000 year-to-date primarily as a result of renovations to a building the Bank owns adjacent to the Derby branch on Erie Road, Derby, New York, which currently houses the Bank's loan division.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS
---------------------------------------------

NET INCOME
        The Company recorded net income of approximately $927,000 for the quarter ended June 30, 2002, an increase of 42.6% over net income of $650,000 for the same quarter in 2001. Earnings per share were $0.42 for the quarter ended June 30, 2002, and $0.30 for the same quarter in 2001. Year-to-date, the Company has recorded net income of approximately $1.8 million or $0.82 per share as compared to $1.3 million or $0.59 per share during the same time period in 2001. All share and per share information is stated after giving effect to the stock split distributed on June 12, 2001 to shareholders of record on May 25, 2001. Net income represented a return on average assets of 1.40% for the quarter ended June 30, 2002 compared to 1.12% for the same period in 2001. The return on average equity for the first six months of 2002 was 13.59% compared to 10.34% for the second quarter of 2001.

        2002 second quarter net income reflects the January 1, 2002 implementation of Statement of Financial Accounting Standards (SFAS) No. 142, which resulted in the end to systematic goodwill amortization. Excluding the effect of goodwill amortization during the second quarter 2001, net income would have been $730,000 or $0.33 per share. Excluding the effect of goodwill amortization for the first six months of 2001, net income would have been $1.5 million or $0.67 per share.

OTHER OPERATING RESULTS
        Net interest income increased $329,000, or 14.3%, for the quarter ended June 30, 2002 compared to the same time period in 2001. Total interest income in the second quarter 2002 decreased 2.4% and interest paid on deposits decreased 28.3% from the second quarter of 2001. Interest income decreased in spite of the $27.4 million, or 12.8% annual increase in average interest-earning assets to $241.5 million for the second quarter of 2002 from $214.1 million for the second quarter of 2001. Interest rate reductions driven by the Federal Reserve monetary policy were the primary reason for the decrease in interest income for the second quarter 2002 as compared to the second quarter 2001. The increase in average interest- earning assets resulted primarily from continued emphasis on loan originations and increases in the investment securities portfolio as a result of deposit balance increases. The yield on total interest earning assets decreased to 6.46% for the quarter ended June 30, 2002 from 7.47% for the quarter ended June 30, 2001. The interest expense decrease reflects the $19.0 million, or 11.2% annual increase in average interest-bearing liabilities to $187.6 million for the second quarter of 2002 from $168.6 million for the second quarter of 2001 as well as the offsetting effect of interest rate reductions made by the Bank since June 30, 2001. The cost of interest-bearing liabilities decreased to 2.72% for the quarter ended June 30, 2002 from 4.03% for the quarter ended June 30, 2001. The Bank's net interest margin, for the three month period ended June 30, 2002 was 4.46% as compared to 4.34% for the same time period in 2001.

        The yield on average loans decreased to 7.41% for the second quarter of 2002 from 8.49% for the same time period in 2001. The tax equivalent yield on federal funds and investments decreased from 6.85% in the second quarter of 2001 to 6.11% in the second quarter of 2002. The cost of funds on interest bearing balances decreased to 2.72% for the second quarter of 2002 from 4.03% for the same time period in 2001.

        The provision for loan losses has increased to $105,000 for the second quarter of 2002 from $95,000 for the same time period in 2001. This increase is a result of the increase in the size of the overall loan portfolio as well as an increase in the commercial loan composition as a percentage of the overall portfolio. Commercial loans tend to have a higher credit risk than consumer loans.

        Non-interest income increased to $1.3 million for the quarter ended June 30, 2002 from $1.2 million for the same period in 2001. This increase of $125,000 is primarily attributable to an increase of $87,000 in sales of insurance products through M&W Agency, Inc. which acquired the business and certain assets of the Eden Agency on January 1, 2002. The remainder of the increase is attributable to $25,000 in service charge increases for which rate increases were implemented in June 2001 and an increase by $29,000 in securities gains on sales in the second quarter 2002 over the second quarter 2001. A $62,000 loss on real estate property owned, pertained to a $90,000 write-down in the carrying value of a foreclosed commercial property held as Other Real Estate Owned, reflective of current market conditions and vacancies in such piece of commercial property.

        Non-interest expense totaled $2.6 million for the second quarter of 2002 reflecting an approximate $187,000 increase over the second quarter of 2001 total of $2.4 million. Approximately $176,000 of this increase is attributable to salaries and employee benefits which have risen as a result of normal pay adjustments and an overall increase in the number of employees of the Company. Professional services decreased $27,000 primarily as a result of the effect of expenses incurred during the second quarter 2001 related to the Company's listing of its common stock on the Nasdaq National Market. Other insurance increased $18,000 due to increased costs of insurance in the current market. Evans Bancorp expense has decreased approximately $40,000 due mainly to the second quarter 2001 effect of fees related to the Company's common stock on the Nasdaq National Market which occurred on July 9, 2001. Miscellaneous expenses, whose increase consisted of telephone, appraisal expense, ATM card fees, correspondent bank service charges and M&W miscellaneous costs increased approximately $93,000 for the quarter ended June 30, 2002 over the quarter ended June 30, 2001. Amortization of goodwill related to the M&W acquisition decreased $80,000 as goodwill is no longer amortized under the provisions of SFAS No. 142 which was adopted on January 1, 2002.

        Income tax expense totaled $317,000 and $337,000 for the three month periods ended June 30, 2002 and 2001, respectively. The effective combined tax rate for the second quarter of 2002 was 25.5% compared to 34.1% for the second quarter of 2001. The decrease in the effective tax rate is primarily attributable to state tax advantages related to the recent establishment of Evans National Holding Corp, the Bank's subsidiary real estate investment trust and the elimination of goodwill amortization for book purposes.

ITEM 3 - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
------------------------------------------------------------------

INTEREST RATE RISK

        Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or reprice at different times or on a different basis. The Asset, Liability Committee, ("ALCO") of the Bank analyzes the gap position on a monthly basis to determine the Bank's exposure to interest rate risk. The gap position is the difference between the total of the Bank's rate- sensitive assets and rate-sensitive liabilities maturing or repricing during a given time frame. A "positive" gap results when more assets than liabilities reprice and a "negative" gap results when more liabilities than assets reprice within a given time period. Because assets historically reprice faster than liabilities, a slightly negative gap position is considered preferable. At June 30, 2002 the Bank was in a positive gap position with $13.2 million more in rate-sensitive assets repricing over the next year than in rate-sensitive liabilities. This "positive" gap position compares to a "negative" gap position at December 31, 2001 of $0.4 million. This change is due to a number of factors, increases in investments in currently-paying collateralized mortgage obligations with short average lives and increases in variable rate mortgages and variable rate commercial loans. Rate-sensitive liabilities decreased in the category of long term certificates of deposits greater than $100,000 and a reduction in securities sold under agreements to repurchase (Repo) balances. The Bank's asset/liability target, under its asset/liability policy, is a difference of +/- 15% of the Bank's total assets, which amounted to +/- $39.6 million at June 30, 2002. The gap ratio (rate-sensitive assets/rate-sensitive liabilities) at that date was 115%.

MARKET RISK

        When rates rise or fall, the market value of the Bank's assets and liabilities will increase or decrease. As a part of the Bank's asset/liability policy, the Bank has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. The Bank's securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per SFAS No. 115. A limitation of a negative 25% of total capital before SFAS No. 115 (after tax) has been established as the maximum impact to equity as a result of marking available for sale securities to market that would be acceptable. At quarter-end, the impact to equity as a result of marking available for sale securities to market was an unrealized gain of approximately $1.4 million. On a quarterly basis, the available for sale portfolio is shocked for immediate rate increases of 100 and 200 basis points. At June 30, 2002, the Bank determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion. The Bank's capital ratios are also reviewed on a quarterly basis. Unrealized gains and losses on available for sale securities are not included in the calculation of these ratios.



PART II - OTHER INFORMATION
---------------------------

ITEM 1.           Legal Proceedings - None to report

ITEM 2.           Changes in Securities - None to report

ITEM 3.           Defaults upon Senior Securities - None to report

ITEM 4.           Submission of Matters To a Vote of Security Holders

                  The 2002 Annual Shareholders meeting of the Registrant was held on April 23, 2002. At the meeting, Robert W. Allen, William F. Barrett and David C. Koch were elected as directors for a term of three years and James E. Biddle, Jr. was elected as director for a term of two years. The following votes were cast for the nominees:


                                                         FOR

                  Robert W. Allen                        1,509,104
                  William F. Barrett                     1,527,348
                  David C. Koch                          1,506,527
                  James E. Biddle, Jr.                   1,518,545

                  The following directors also continue their terms of office:

                  Phillip Brothman
                  Laverne G. Hall
                  Robert G. Miller, Jr.
                  David M. Taylor
                  James Tilley
                  Thomas H. Waring, Jr.

ITEM 5.           Other Information - None to report

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)  EXHIBITS

                       Exhibit No.       Name                          Page No.
                         99.1          Press Release-Announcing
                                       Earnings for Quarter ended          21
                                       June 30, 2002

                         99.2          Press Release-Announcing Intent
                                       to Repurchase shares of             25
                                       common stock

                  (b)  REPORT ON FORM 8-K - None to report

                                   SIGNATURES
                                   ----------



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                          Evans Bancorp, Inc.




DATE
July 25, 2002             /s/James Tilley
                          --------------------------------------------------
                          James Tilley
                          President and CEO



DATE
July 25, 2002             /s/Mark Debacker
                          -----------------------------------------------
                          Mark DeBacker
                          Senior Vice President & Chief Financial Officer