Form 10-Q
period 2002-09-30
EVANS BANCORP INC
filed 2002-10-23
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For quarterly period ended    September 30, 2002
                              ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from               to
                                             ------------    -----------

             Commission file number 0-18539
                                             ---------------------------

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

Common Stock, $.50 Par Value--2,223,580 shares as of October 17, 2002

                                      INDEX

                       EVANS BANCORP, INC. AND SUBSIDIARY

                                                                                    PAGE

PART 1. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets-September 30, 2002 and
            December 31, 2001                                                         1

            Consolidated Statements of Income-Three months
            ended September 30, 2002 and 2001                                         2

            Consolidated Statements of Income-Nine months
            ended September 30, 2002 and 2001                                         3

            Consolidated Statements of Stockholders' Equity-Nine months
            ended September 30, 2002 and 2001                                         4

            Consolidated Statements of Cash Flows-Nine months
            ended September 30, 2002 and 2001                                         6

            Notes to Consolidated Financial Statements                                7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                       14

Item 3.     Quantitative and Qualitative Disclosures About Market Risks               22

Item 4.     Controls and Procedures                                                   23


PART II.  OTHER INFORMATION                                                           23
---------------------------


Item 1.     Legal Proceedings
Item 2.     Changes In Securities
Item 3.     Defaults upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES                                                                            24

CERTIFICATIONS                                                                        25


PART I - FINANCIAL INFORMATION                                            PAGE 1
ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001
                                   (Unaudited)


                                                                September 30,        December 31,
                                                                    2002                 2001
                                                                ------------        ------------
       ASSETS

Cash and due from banks                                           $9,873,469          $7,894,087
Federal funds sold                                                 1,275,000           2,800,000
Securities:
  Classified as available-for-sale, at fair value                 88,124,018          81,735,376
  Classified as held-to-maturity, at amortized cost                3,477,794           2,329,855

Loans, net of allowance for loan losses of $2,084,235 in 2002
  and $1,786,115 in 2001                                         148,279,007         142,469,032

Properties and equipment, net                                      4,838,985           4,122,733
Goodwill, net                                                      2,932,913           2,760,113
Other intangible assets, net                                         309,150              83,250
Other assets                                                       5,508,525           4,958,966
                                                                ------------        ------------

TOTAL ASSETS                                                    $264,618,861        $249,153,412
                                                                ============        ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
       Deposits:
         Demand                                                  $40,645,783         $39,597,700
         NOW and money market accounts                             9,396,415           9,604,537
         Regular savings                                          81,212,419          64,351,240
         Time deposits, $100,000 and over                         25,946,016          28,864,608
         Other time accounts                                      58,784,724          61,841,977
                                                                ------------        ------------
                                                                 215,985,357         204,260,062

       Other borrowed funds                                        9,043,973           9,660,748
       Dividend payable                                              686,787                   0
       Securities sold under agreements to repurchase              3,288,422           4,006,669
       Other liabilities                                           5,370,614           4,265,164
                                                                ------------        ------------

       TOTAL LIABILITIES                                         234,375,153         222,192,643
                                                                ------------        ------------



STOCKHOLDERS' EQUITY
       Common stock, $.50 par value; 10,000,000 shares
       authorized; 2,215,441 and 2,206,467 shares issued
       respectively                                                1,107,721           1,103,234
       Capital surplus                                            13,885,565          13,727,084
       Retained earnings                                          12,900,846          11,464,273
       Accumulated other comprehensive income net                  2,366,324             666,178
                                                                ------------        ------------
                                                                  30,260,456          26,960,769
       Less: Treasury stock                                          -16,748                   0
                                                                ------------        ------------

       TOTAL STOCKHOLDERS' EQUITY                                 30,243,708          26,960,769

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $264,618,861        $249,153,412
                                                                ============        ============



See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                            PAGE 2
ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             For the Three Months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                        Three Months Ended
                                                                           September 30,
                                                                    2002                 2001
                                                                -----------          ----------
INTEREST INCOME
       Loans                                                     $2,689,269          $2,795,682
       Federal funds sold                                            13,856              33,235
       Securities:
         Taxable                                                    580,543             726,969
         Non-taxable                                                510,743             390,828
                                                                 ----------          ----------
       Total Interest Income                                      3,794,411           3,946,714

INTEREST EXPENSE
       Interest on deposits                                       1,037,567           1,452,732
       Short term borrowing                                         130,600             158,398
                                                                 ----------          ----------

NET INTEREST INCOME                                               2,626,244           2,335,584

PROVISION FOR LOAN LOSSES                                           105,000             139,000
                                                                 ----------          ----------

NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                                  2,521,244           2,196,584
                                                                 ----------          ----------

NON-INTEREST INCOME:
       Service charges                                              260,993             273,736
       Premium on loans sold-SLMA                                     1,374               2,352
       Premium/discount on loans sold-FNMA                           11,645               5,298
       Insurance service and fees                                   737,126             562,429
       Non deposit investment commissions                            88,402              23,676
       Other                                                        302,165             201,795
       ORE loss                                                     (27,201)                  0
       Securities gain                                                    0              77,828
                                                                 ----------          ----------
       Total non-interest income                                  1,374,504           1,147,114
                                                                 ----------          ----------

NON-INTEREST EXPENSE:
       Salaries and employee benefits                             1,412,706           1,201,564
       Occupancy                                                    325,057             282,286
       Supplies                                                      61,132              52,933
       Repairs and maintenance                                       97,485              91,817
       Advertising and public relations                              49,523              40,784
       Professional services                                        146,335             136,394
       FDIC assessments                                               8,876               8,755
       Other insurance                                               72,253              66,108
       Amortization of goodwill                                           0              79,620
       Other                                                        495,471             390,501
                                                                 ----------          ----------
       Total non-interest expense                                 2,668,838           2,350,762
                                                                 ----------          ----------

       Income before income taxes                                 1,226,910             992,936
                                                                 ----------          ----------

INCOME TAXES                                                        292,189             267,665
                                                                 ----------          ----------

NET INCOME                                                       $  934,721          $  725,271
                                                                 ==========          ==========

NET INCOME PER COMMON SHARE-BASIC*                               $     0.42          $     0.33
                                                                 ==========          ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES*                         2,215,174           2,199,042
                                                                 ==========          ==========
*Adjusted for five-for-four stock split



See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                            PAGE 3
ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              For the Nine Months ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                    2002                 2001
                                                                -----------          ----------
INTEREST
INCOME

       Loans                                                    $ 8,117,019          $8,438,926
       Federal funds sold                                            54,037             115,656
       Securities:
         Taxable                                                  2,004,507           2,249,269
         Non-taxable                                              1,466,210           1,142,332
                                                                -----------          ----------

       Total interest income                                     11,641,773          11,946,183

INTEREST EXPENSE
       Interest on deposits                                       3,352,435           4,732,991
       Short term borrowing                                         418,258             370,788
                                                                -----------          ----------
NET INTEREST INCOME                                               7,871,080           6,842,404

PROVISION FOR LOAN LOSSES                                           315,000             309,000
                                                                -----------          ----------

NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                                  7,556,080           6,533,404
                                                                -----------          ----------

NON-INTEREST INCOME:
       Service charges                                              817,726             768,301
       Premium on loan sold-SLMA                                      2,474               4,266
       Premium/Discount on loans sold-FNMA                           31,786               9,523
       Insurance service and fees                                 2,243,535           1,865,227
       Non deposit investment commissions                           183,066              91,906
       Other                                                        724,522             555,615
       ORE loss                                                     (88,992)                  0
       Securities gain                                              111,302             165,967
                                                                -----------          ----------
       Total non-interest income                                  4,025,419           3,460,805
                                                                -----------          ----------

NON-INTEREST EXPENSE:
       Salaries and employee benefits                             4,104,031           3,615,880
       Occupancy                                                    962,797             863,058
       Supplies                                                     170,652             169,735
       Repairs and maintenance                                      303,632             280,902
       Advertising and public relations                             145,475             110,153
       Professional services                                        425,572             367,701
       FDIC assessment                                               26,101              25,911
       Other insurance                                              210,193             210,099
       Amortization of goodwill                                           0             238,860
       Other                                                      1,508,699           1,197,399
                                                                -----------          ----------
       Total non-interest expense                                 7,857,152           7,079,698
                                                                -----------          ----------

       Income before income taxes                                 3,724,347           2,914,511
                                                                -----------          ----------

INCOME TAXES                                                        983,189             884,000
                                                                -----------          ----------

NET INCOME                                                      $ 2,741,158          $2,030,511
                                                                ===========          ==========

NET INCOME PER COMMON SHARE-BASIC*                              $      1.24          $     0.92
                                                                ===========          ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES*                         2,211,862           2,199,042
                                                                ===========          ==========

*Adjusted for five-for-four stock split




See Notes to Consolidated Financial Statements.

PART 1-FINANCIAL INFORMATION                                              PAGE 4
ITEM 1-FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                           ACCUMULATED
                                                                                              OTHER
                                             COMMON         CAPITAL        RETAINED       COMPREHENSIVE      TREASURY
                                             STOCK          SURPLUS        EARNINGS      INCOME ( LOSS)       STOCK         TOTAL
Balance, January 1, 2001                 $   879,801    $ 13,810,991    $  9,953,780      $   534,500       $       0   $25,179,072
Comprehensive income:
  2001 net income                                                          2,030,511                                      2,030,511

  Unrealized gain on available
    for sale securities, net of reclassification
    adjustment and tax effect of $297,425                                                     708,156                       708,156
                                                                                                                        -----------
      Total comprehensive income                                                                                          2,738,667
                                                                                                                        -----------
Cash dividends ($.49 per
  common share)                                                           (1,068,834)                                    (1,068,834)
Purchase of 3,086 shares
  for treasury                                                                                               (145,042)     (145,042)
Five-for-Four stock split                    219,720                                                                        219,720
w/fractional shares paid in cash                            (241,317)                                                      (241,317)
Reissuance of treasury stock under stock                                                                      145,042       145,042
dividend plan of 3,086 shares
                                         -----------    ------------    ------------      -----------       ---------   -----------
Balance, September 30, 2001              $ 1,099,521    $ 13,569,674    $ 10,915,457      $ 1,242,656       $       0   $26,827,308
                                         ===========    ============    ============      ===========       =========   ===========



                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                           ACCUMULATED
                                                                                              OTHER
                                             COMMON         CAPITAL        RETAINED       COMPREHENSIVE      TREASURY
                                             STOCK          SURPLUS        EARNINGS      INCOME ( LOSS)       STOCK         TOTAL
Balance, January 1, 2002                 $ 1,103,234    $ 13,727,084    $ 11,464,273      $   666,178       $       0    26,960,769
Comprehensive income:
  2002 net income                                                          2,741,158                                      2,741,158

  Unrealized gain on available
    for sale securities, net of reclassification
    adjustment and tax effect of $1,099,830                                                 1,700,146                     1,700,146
                                                                                                                        -----------
      Total comprehensive income                                                                                          4,441,304
                                                                                                                        -----------
Cash dividends ($.59 per
  common share)                                                           (1,304,585)                                    (1,304,585)
Issued 8,974 shares under dividend
reinvestment plan                              4,487         158,481                                                        162,968
Purchases of 800 shares for treasury                                                                          (16,748)      (16,748)
                                         -----------    ------------    ------------      -----------       ---------   -----------
Balance, September 30, 2002              $ 1,107,721    $ 13,885,565    $ 12,900,846      $ 2,366,324       $ (16,748)  $30,243,708
                                         ===========    ============    ============      ===========       =========   ===========



See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                            PAGE 5
ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)



                                                                         Nine Months Ended
                                                                           September 30,
                                                                    2002                 2001
                                                                -----------          ----------

OPERATING ACTIVITIES
       Interest received                                        $11,620,469         $11,988,740
       Fees and commissions received                              3,833,511           3,082,454
       Interest paid                                             (3,946,881)         (5,141,985)
       Cash paid to suppliers and employees                      (7,537,471)         (4,818,860)
       Income taxes paid                                         (1,107,877)         (1,178,000)
                                                                -----------         -----------

                      Net cash provided by operating
                        activities                                2,861,751           3,932,349
                                                                -----------         -----------

INVESTING ACTIVITIES
       Available for sale securities
          Purchases                                             (42,210,419)        (33,745,016)
          Proceeds from sales                                     8,463,344          13,110,548
          Proceeds from maturities                               29,512,656          14,994,873
       Held to maturity securities
          Purchases                                              (2,076,777)         (2,387,454)
          Proceeds from maturities                                1,532,038           2,060,247
       Additions to properties and equipment                     (1,206,352)           (755,129)
       Increase in loans, net of repayments                     (13,875,915)        (16,304,557)
       Proceeds from sales of loans                               7,750,943           6,087,254
       Proceeds from sales of other real estate owned                69,420                   0
       Cash paid in acquisition of Eden Agency                      (50,000)                  0
                                                                -----------         -----------

                      Net cash used in investing activities     (12,091,062)        (16,939,234)
                                                                -----------         -----------


FINANCING ACTIVITIES
       Increase in deposits                                      11,725,295           8,814,543
       Net (repayment) purchase of short term borrowing          (1,570,022)          4,931,853
       Purchase of treasury stock                                   (16,748)                  0
       Dividends paid                                              (454,832)           (496,689)
                                                                -----------         -----------
                      Net cash provided by financing
                        activities                                9,683,693          13,249,707
                                                                -----------         -----------

Net increase in cash and cash
       equivalents                                                  454,382             242,822

Cash and cash equivalents, January 1                             10,694,087           9,358,912
                                                                -----------         -----------

Cash and cash equivalents, September 30                         $11,148,469         $ 9,601,734
                                                                ===========         ===========




See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                            PAGE 6
ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                    2002                 2001
                                                                -----------          ----------

RECONCILIATION OF NET INCOME TO NET CASH
       PROVIDED BY OPERATING ACTIVITIES:
       Net income                                               $ 2,741,158         $ 2,030,511
                                                                -----------          ----------

       Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                736,455             996,237
         Provision for loan losses                                  315,000             309,000
         Gain on sale of assets                                     (56,570)           (179,756)
         Decrease in accrued interest payable                      (176,188)            (38,207)
         Increase in accrued interest receivable                   (175,319)            (46,948)
         Decrease in other liabilities                              (57,802)           (853,413)
         (Increase) decrease in other assets                       (464,983)          1,714,925
                                                                -----------          ----------

       Total adjustments                                            120,593           1,901,838
                                                                -----------          ----------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                            $ 2,861,751          $3,932,349
                                                                ===========          ==========
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:

Net unrealized gain on available for sale securities            $ 3,897,108          $2,142,508
                                                                ===========          ==========






See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001


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

     The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.   SECURITIES

     Securities which the Company has the positive ability and intent to hold to maturity are stated at cost, plus discounts accrued and less premiums amortized. Securities which the Company has identified as available for sale are stated at fair value.

3.   ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses represents the amount charged against the Bank's earnings to establish a reserve or allowance sufficient to absorb expected loan losses based on management's evaluation of the loan portfolio. Factors considered include loan concentrations, charge-off history, delinquent loan percentages, input from regulatory agencies and general economic conditions. Management's provision for loan losses reflects its current assessment of the New York State and local economy. Both have lagged behind national prosperity, which is now unsettled. Marginal job growth, in conjunction with a declining population base, has left the Bank's market more susceptible to potential credit problems during an economic downturn. This is particularly true of commercial borrowers. Commercial loans represent a segment of significant past growth as well as concentration in the Company's real estate portfolio. Commercial real estate values may be susceptible to decline in an adverse economy. Management believes that the reserve is also in accordance with regulations promulgated by the OCC, and is reflective of its assessment of the local environment as well as a continued growth trend in commercial loans. The following table sets forth information regarding the allowance for loan losses for the three and nine month periods ended September 30, 2002 and 2001.

     Allowance for loan losses                 Three Months Ended September 30,

                                                     2002               2001
                                                     ----               ----

     Beginning balance                           $1,983,060          $1,597,196

     Total losses and charge offs                   (11,557)            (20,278)

     Total recoveries                                 7,732               5,359
                                                 ----------          ----------

     Total losses                                    (3,825)            (14,919)

     Provision for losses                           105,000             139,000
                                                 ----------          ----------

     Ending balance                              $2,084,235          $1,721,277
                                                 ==========          ==========

     Allowance for loan losses                 Nine Months Ended September 30,

                                                    2002               2001
                                                    ----               ----
     Beginning balance                           $1,786,115          $1,428,467

     Total losses and charge offs                   (32,180)            (33,053)

     Total recoveries                                15,300              16,863
                                                 ----------          ----------

     Total losses                                   (16,880)            (16,190)

     Provision for losses                           315,000             309,000
                                                 ----------          ----------

     Ending balance                              $2,084,235          $1,721,277
                                                 ==========          ==========



4.   REVENUE RECOGNITION

     The Bank's primary sources of revenue are interest income from loans and investments and service charge income from loans and deposits. The revenue is recognized in the period in which it is earned. M&W's revenue is derived mainly from insurance commissions. The revenue is recognized on the accrual basis of accounting in accordance with generally accepted accounting principles.

5.   INCOME TAXES

     Provision for deferred income taxes is made as a result of timing differences between financial and taxable income. These differences relate principally to loan loss provision, directors deferred compensation, pension premiums payable and deferred loan origination expenses.

6.   PER SHARE DATA

     The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. Only basic earnings per share is disclosed because the Company does not have any dilutive securities or other contracts to issue common stock or convert to common stock.

7.   DIVIDEND

     A cash dividend of $0.31 per share was paid on October 2, 2002 to shareholders of record as of September 12, 2002. A total of $686,787 was paid on 2,215,441 shares.

8.   STOCK SPLIT

     A 5 for 4 stock split was distributed on June 12, 2001 to shareholders of record as of May 25, 2001. Fractional shares were redeemed for cash. The stock split resulted in the issuance of 439,441 shares of common stock as well as fractional shares paid in cash totaling $21,597. All share and per share data reflect the split.

9.   COMMON STOCK

     During the fourth quarter of 2002, the Company issued 8,139 shares of common stock. These shares were issued to shareholders of record on October 2, 2002 who elected to receive shares in lieu of cash under the Company's Dividend Reinvestment Plan.

10.  TREASURY STOCK

     During the quarter ended September 30, 2002, the Company repurchased 800 shares of common stock at an average cost of $20.92 per share. These shares were issued to shareholders who have elected to receive shares in lieu of cash under the Company's Dividend Reinvestment Plan.

11.  SEGMENT INFORMATION

     Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information was adopted by the Company during 2000. This Statement establishes standards for the way that the Company reports information about its operating segments. The Company is comprised of two primary business segments, banking and insurance. The following table sets forth information regarding these segments for the three and nine month periods ended September 30, 2002 and 2001.


                               Three Months Ended
                               September 30, 2002


                                             BANKING ACTIVITIES                INSURANCE ACTIVITIES                 TOTAL

Net Interest Income(loss)                                $2,631,222                         ($4,978)                    $2,626,244
Provision for credit losses                                 105,000                               0                        105,000
                                         --------------------------       -------------------------        -----------------------
Net interest income(loss) after
   provision for credit losses                            2,526,222                          (4,978)                     2,521,244
Non-interest income                                         637,378                               0                        637,378
Insurance commissions and fees                                    0                         737,126                        737,126
Non-interest expense                                      2,160,382                         508,456                      2,668,838
                                         --------------------------       -------------------------        -----------------------
Income before income taxes                                1,003,218                         223,692                      1,226,910
Income taxes                                                203,483                          88,706                        292,189
                                         --------------------------       -------------------------        -----------------------
   Net income                                            $  799,735                        $134,986                     $  934,721
                                         ==========================       =========================        =======================




                                Nine Months Ended
                               September 30, 2002


                                             BANKING ACTIVITIES             INSURANCE ACTIVITIES                   TOTAL

Net Interest Income(loss)                                $7,887,034                        ($15,954)                   $7,871,080
Provision for credit losses                                 315,000                               0                       315,000
                                         --------------------------       -------------------------        ----------------------
Net interest income(loss) after
   provision for credit losses                            7,572,034                         (15,954)                    7,556,080
Non-interest income                                       1,670,582                               0                     1,670,582
Insurance commissions and fees                                    0                       2,243,535                     2,243,535
Net securities gains                                        111,302                               0                       111,302
Non-interest expense                                      6,339,205                       1,517,947                     7,857,152
                                         --------------------------       -------------------------        ----------------------
Income before income taxes                                3,014,713                         709,634                     3,724,347
Income taxes                                                700,940                         282,249                       983,189
                                         --------------------------       -------------------------        ----------------------
   Net income                                            $2,313,773                        $427,385                    $2,741,158
                                         ==========================       =========================        ======================


                               Three Months Ended
                               September 30, 2001


                                             BANKING ACTIVITIES                INSURANCE ACTIVITIES                 TOTAL

Net Interest Income(loss)                                $2,340,604                         ($5,020)                    $2,335,584
Provision for credit losses                                 139,000                               0                        139,000
                                         --------------------------       -------------------------        -----------------------
Net interest income(loss) after
   provision for credit losses                            2,201,604                          (5,020)                     2,196,584
Non-interest income                                         506,857                               0                        506,857
Insurance commissions and fees                                    0                         562,429                        562,429
Net securities gains                                         77,828                               0                         77,828
Non-interest expense                                      1,927,586                         423,176                      2,350,762
                                         --------------------------       -------------------------        -----------------------
Income before income taxes                                  858,703                         134,233                        992,936
Income taxes                                                220,665                          47,000                        267,665
                                         --------------------------       -------------------------        -----------------------
   Net income                                            $  638,038                         $87,233                     $  725,271
                                         ==========================       =========================        =======================




                                Nine Months Ended
                               September 30, 2001


                                             BANKING ACTIVITIES             INSURANCE ACTIVITIES                   TOTAL

Net Interest Income(loss)                                $6,861,831                        ($19,427)                   $6,842,404
Provision for credit losses                                 309,000                               0                       309,000
                                         --------------------------       -------------------------        ----------------------
Net interest income(loss) after
   provision for credit losses                            6,552,831                         (19,427)                    6,533,404
Non-interest income                                       1,429,611                               0                     1,429,611
Insurance commissions and fees                                    0                       1,865,227                     1,865,227
Net securities gains                                        165,967                               0                       165,967
Non-interest expense                                      5,701,965                       1,377,733                     7,079,698
                                         --------------------------       -------------------------        ----------------------
Income before income taxes                                2,446,444                         468,067                     2,914,511
Income taxes                                                693,000                         191,000                       884,000
                                         --------------------------       -------------------------        ----------------------
   Net income                                            $1,753,444                        $277,067                    $2,030,511
                                         ==========================       =========================        ======================



12.  RECLASSIFICATIONS

     Certain reclassifications have been made to the 2001 financial statements to conform with the presentation used in 2002.

13.  EVANS NATIONAL HOLDING CORP.

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

14.  GOODWILL AND INTANGIBLE ASSETS

     As of January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, which was performed during the current year and no impairments were identified to be treated as a cumulative effect of a change in accounting principle.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the pro forma amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                  Three Months Ended September 30,
                                                   2002                        2001
                                                   ----                        ----
Reported net income                                $934,721                   $725,271
Add: Goodwill amortization, net of tax                    0                     79,620
                                                          -                     ------
Pro forma adjusted net income                      $934,721                   $804,891
                                                   ========                   ========
Reported earnings per share                           $0.42                      $0.33
Add: Goodwill amortization, net of tax
per share                                              0.00                       0.04
                                                       ----                       ----
Pro forma adjusted earnings per share                 $0.42                      $0.37
                                                      =====                      =====





                                                   Nine Months Ended September 30,
                                                   2002                        2001
                                                   ----                        ----
Reported net income                             $2,741,158                 $2,030,511
Add: Goodwill amortization, net of tax                   0                    238,860
                                                         -                    -------
Pro forma adjusted net income                   $2,741,158                 $2,259,371
                                                ==========                 ==========
Reported earnings per share                          $1.24                      $0.92
Add: Goodwill amortization, net of tax
per share                                             0.00                       0.11
                                                      ----                       ----

Pro forma adjusted earnings per share                $1.24                      $1.03
                                                     =====                      =====


     Changes in the carrying amount of goodwill for the nine month period ended September 30, 2002, by operating segment, are as follows:

                                                       BANKING                  INSURANCE         TOTAL
                                                    ACTIVITIES                 ACTIVITIES

     Balance as of January 1, 2002                          $0                $2,760,113         $2,760,113
     Goodwill acquired during the period                     0                   172,800            172,800
                                                             -                   -------            -------
     Balance as of September 30, 2002                       $0                $2,932,913         $2,932,913
                                                            ==                ==========         ==========


     As required by the statement, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Company's analysis, no reclassifications were required as of September 30, 2002.

     Information regarding the Company's other intangible assets follows:

                                                        As of September 30, 2002

                                            CARRYING                 ACCUMULATED        NET
                                              AMOUNT                AMORTIZATION

Noncompete agreements                       $209,000                     $33,600        $175,400
Insurance expirations                        185,000                      51,250         133,750
                                             -------                      ------         -------
Total                                       $394,000                     $84,850        $309,150
                                            ========                     =======        ========




                                                        As of December 31, 2001

                                            CARRYING                 ACCUMULATED        NET
                                              AMOUNT                AMORTIZATION

Noncompete agreements                       $  9,000                     $ 2,250        $ 6,750
Insurance expirations                        100,000                      23,500         76,500
                                             -------                      ------         ------
Total                                       $109,000                     $25,750        $83,250
                                            ========                     =======        =======



     Amortization expense for the three months ended September 30, 2002 was $19,700. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

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

15.  NEW ACCOUNTING STANDARDS PRONOUNCEMENTS

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

     SFAS No. 147, Acquisitions of Certain Financial Institutions, was issued October 2002. This statement amends FASB statements No. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The Statement is effective after September 30, 2002 and will not have a material impact on the Company's financial statements.

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


                                                  Three Months Ended                           Three Months Ended
                                                  September 30, 2002                           September 30, 2001
                                         Average           Interest                        Average           Interest
                                       Outstanding         Earned/        Yield/         Outstanding         Earned/      Yield/
                                         Balance             Paid          Rate            Balance             Paid        Rate
                                          (000)             (000)                           (000)             (000)
ASSETS
Interest-earning assets:
  Loans, net                                 $147,771          $2,689       7.28%                $137,287       $2,796         8.15%

  Taxable investments                          45,184             581       5.14%                  47,575          727         6.11%

  Tax-exempt investments                       45,107             511       4.53%                  32,861          391         4.76%


 Federal funds sold                             3,323              14       1.66%                   3,111           33         4.27%
                                    -----------------    ------------    --------    --------------------   ---------- -------------

Total interest-earning assets                 241,385          $3,795       6.29%                 220,834       $3,947         7.15%
                                                         ============                                       ==========
Noninterest-earning assets
  Cash and due from banks                       8,676                                               7,475
  Premises and equipment, net                   4,483                                               3,645
  Other assets                                  8,441                                               8,002
                                    -----------------                                --------------------
Total Assets                                 $262,985                                            $239,956
                                    =================                                ====================

LIABILITIES & STOCKHOLDER'S
EQUITY
Interest-bearing liabilities:
  NOW accounts                                 $9,642             $12       0.50%                $  8,123       $   20         0.99%

  Savings deposits                             74,937             195       1.04%                  63,071          344         2.18%

  Time deposits                                88,208             831       3.77%                  84,521        1,089         5.15%

  Fed funds purchased & securities
  sold u/a to repurchase and other              3,344              13       1.55%                   4,310           30         2.86%

  FHLB advances                                 9,184             117       5.12%                   9,804          128         5.21%

                                    -----------------    ------------    --------    --------------------   ---------- -------------
Total interest-bearing liabilities            185,315          $1,168       2.52%                 169,829       $1,611         3.79%
                                                         ------------                                       ----------
Noninterest-bearing liabilities:
  Demand deposits                              42,589                                              37,289
  Other                                         5,596                                               6,203
Total liabilities                            $233,500                                            $213,321
                                    -----------------                                --------------------

Stockholders' equity                           29,485                                              26,635
                                    -----------------                                --------------------
Total Liabilities and Stockholders'          $262,985                                            $239,956
Equity
                                    =================                                ====================
Net interest earnings                                          $2,627                                           $2,336
                                                         ============                                       ==========

Net yield on interest earning assets                                        4.35%                                              4.23%


     Total net loans outstanding increased by 0.4% to $148.3 million at September 30, 2002 from $147.7 million at June 30, 2002. Year-to-date, total net loans have increased 4.1% from $142.5 million at December 31, 2001. During the quarter, the Company continued to shift its loan mix towards higher-yielding commercial loans. Total commercial loans increased 1.9% to approximately $104.0 million at September 30, 2002 from approximately $102.0 million at June 30, 2002. Year-to- date, total commercial loans have increased 9.0% from $95.4 million at December 31, 2001. Total consumer loans decreased by 2.6% to approximately $46.1 million at September 30, 2002 from approximately $47.3 million at June 30, 2002. Year-to- date, total consumer loans have decreased 5.1% from $48.5 million at December 31, 2001. Residential mortgages accounted for a large portion of this decrease as the balance outstanding has decreased $931 thousand for the quarter and $1.4 million year-to-date. These results continue to reflect the Company's strategy to deal with the current interest rate environment by continuing to emphasize commercial loan originations while selling fixed rate residential real estate loans originated under a certain interest rate level. For the three and nine month periods ended September 30, 2002, the Company sold residential mortgages to the Federal National Mortgage Association ("FNMA") totaling approximately $2.9 million and $7.4 million, respectively, as compared to approximately $2.7 million and $5.4 million, respectively, during the same periods in 2001. At September 30, 2002, the Company had a servicing portfolio principal balance of $21.2 million with FNMA. The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon.

LOAN PORTFOLIO COMPOSITION
     The following table presents selected information on the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.


                                 SEPTEMBER 30, 2002      PERCENTAGE          DECEMBER 31, 2001          PERCENTAGE
                                       ($000)                                     ($000)
COMMERCIAL LOANS

   Real Estate                        $        79,705            53.2%    $                 73,863              51.3%

   Installment                                 14,115             9.4%                      10,549               7.3%

   Lines of Credit                             10,092             6.7%                      10,001               7.0%

   Lease Financing                                  0             0.0%                         898               0.6%

   Cash Reserve                                    42             0.0%                          52               0.0%
                                --------------------- ----------------   -------------------------   ----------------

Total Commercial Loans                        103,954            69.3%                      95,363              66.2%


Consumer Loans

   Real Estate                                 20,815            13.9%                      22,228              15.5%

   Home Equity                                 22,601            15.1%                      21,681              15.1%

   Installment                                  2,025             1.3%                       2,761               1.9%

   Overdrafts                                     100             0.1%                       1,113               0.8%

   Credit Card                                    306             0.2%                         334               0.2%

   Student Loans                                    0             0.0%                         234               0.2%

   Other                                          209             0.1%                         188               0.1%
                                --------------------- ----------------   -------------------------   ----------------

Total Consumer Loans                           46,056            30.7%                      48,539              33.8%
                                --------------------- ----------------   -------------------------   ----------------

Total Loans                                   150,010           100.0%                     143,902             100.0%
                                ===================== ================   =========================   ================

Net Deferred Costs &                              353                                          353
Unearned Discounts
Allowance for Loan Losses                      (2,084)                                      (1,786)
                                ---------------------                    -------------------------

Total Loans, Net                       $      148,279                      $               142,469
                                =====================                    =========================



     The Company's total non-accruing loans, expressed as a percentage of total loans, was 0.86% at September 30, 2002 as compared to 0.50% at December 31, 2001. Actual charge-offs for the three months ended September 30, 2002 were $11,600 compared to $20,000 for the same period in 2001. The Company's allowance for loan losses increased to approximately $2.1 million at September 30, 2002 from approximately $1.8 million at December 31, 2001. The allowance for loan losses as a percentage of total loans was 1.39% at September 30, 2002 compared to 1.24% at December 31, 2001. This increase is primarily a result of the increased amount of commercial loans. The increase in the loan portfolio, especially the increase in commercial loans, which tend to have higher credit risk than consumer loans, is reflected in the additional credit loss reserve levels reflected at September 30, 2002 and December 31, 2001.

     The adequacy of the Company's allowance for loan losses is reviewed quarterly with consideration given to loan concentrations, charge-off history, delinquent loan percentages, and general economic conditions. Management believes the allowance for loan losses is adequate to absorb credit losses from existing loans.

The following table sets forth information regarding non-accrual loans.

                                                    September 30, 2002    December 31, 2001
                                                    ------------------    -----------------
                                                          ($000)                  ($000)
Non-accruing loans:
      One-to-four family                                        $    0               $    0

      Home equity                                                    0                    0

      Commercial real estate and multi-                          1,202                  545
      family

      Consumer                                                       0                    0

      Commercial business                                           94                  179

                                                    ------------------    -----------------
      Total                                                      1,296                  724
                                                    ------------------    -----------------

Loans 90+ days past due                                              0                  443


Total non-performing loans                                      $1,296               $1,167

                                                    ==================    =================

Total non-performing loans as a percentage                        0.49%                0.47%
of total assets
                                                    ==================    =================

Total non-performing loans as a percentage                        0.86%                0.82%
of total loans
                                                    ==================    =================



The following table sets forth information regarding the allowance for loan losses for the three and nine month periods ended September 30, 2002 and 2001.


     Allowance for loan losses                                 Three Months Ended September 30,
                                                                 2002                    2001
                                                                 ----                    ----
     Beginning balance                                       $1,983,060              $1,597,196
     Total losses and charge offs                               (11,557)                (20,278)
     Total recoveries                                             7,732                   5,359
                                                                  -----                   -----
     Total losses                                                (3,825)                (14,919)
     Provision for losses                                       105,000                 139,000
                                                                -------                 -------
     Ending balance                                          $2,084,235              $1,721,277
                                                             ==========              ==========


     Allowance for loan losses                                  Nine Months Ended September 30,
                                                                 2002                    2001
                                                                 ----                    ----
     Beginning balance                                       $1,786,115              $1,428,467
     Total losses and charge offs                               (32,180)                (33,053)
     Total recoveries                                            15,300                  16,863
                                                                 ------                  ------
     Total losses                                               (16,880)                (16,190)
     Provision for losses                                       315,000                 309,000
                                                                -------                 -------
     Ending balance                                          $2,084,235              $1,721,277
                                                              ==========             ==========


                   Allocation of the Allowance for Loan Losses


                                                            Balance at          Balance at
                                                             09/30/02            12/31/01
                                                         Attributable To:    Attributable To:
                                                         ---------------     ---------------
                                                             ($000)              ($000)
         Real Estate Loans                                         $669                $455
         Commercial Loans & Leases                                  258                  96
         Installment Loans (Includes Credit                          71                  74
         Cards)
         Student Loans                                                0                   0
         All Other Loans                                              0                   0
         Unallocated                                              1,086               1,161
                                                                  -----               -----
         Total                                                   $2,084              $1,786
                                                                 ======              ======



INVESTING ACTIVITIES
     The Company's securities portfolio increased slightly by 0.2% to approximately $91.6 million at September 30, 2002 as compared to approximately $91.4 million at June 30, 2002. Year-to-date, the securities portfolio has increased 9.0% from $84.1 million at December 31, 2001. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts. Available-for-sale securities with a total fair value of $32,310,672 at September 30, 2002 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

FUNDING ACTIVITIES
     Total deposits during the quarter decreased by 0.9% to $216.0 million at September 30, 2002 from $218.0 million at June 30, 2002. Year-to-date, total deposits have increased 5.7% from $204.3 million at December 31, 2001. Core deposits (all deposits excluding time deposits greater than $100,000) increased 1.3% to $190.0 million at September 30, 2002 from $187.6 million at June 30, 2002. Year-to-date, core deposits have increased 8.3% from $175.4 million at December 31, 2001. Business savings, municipal savings, thrift-e savings and premium savings increased 130.9%, 87.6%, 14.9% and 4.8%, respectively, for the quarter. These increases can be attributed to industry-wide trends that show deposits at banks increasing, mainly as a result of poor alternative investment performance such as the equities markets. Additionally, the Company has focused on specific deposit products to retain and attract municipal funds. Tax collections in local municipalities traditionally contribute to increases in total deposits, usually certificates of deposit over $100,000 and municipal savings accounts, during the first and third quarters and then decrease in the second and fourth quarters as cash is needed by the municipalities for operations. NOW accounts, demand deposits, time deposits less than $100,000 decreased 17.9% , 9.9% and 4.9% respectively for the quarter. Time deposits greater than $100,000 decreased 14.4% or $30.3 million for the quarter to $25.9 million at September 30, 2002. The decrease in time deposits greater than $100,000 is a planned result of the Company's ability to be selective in pricing due to the abundance of other less costly deposit growth in 2002. Securities sold under agreements to repurchase increased 15.0% to $3.3 million at September 30, 2002 from $2.9 million at June 30, 2002. Year- to-date, securities sold under agreements to repurchase have decreased 17.9% from $4.0 million at December 31, 2001. The higher balance at December 31, 2001 was due to normal deposit activity.

OTHER BALANCE SHEET CHANGES
     Properties and equipment, net, has increased approximately $716,000 year-to-date as a result of renovations to a building the Company owns adjacent to the Derby branch on Erie Road, Derby, New York, which currently houses the Bank's loan division. Additionally, construction has begun on the Company's eighth branch located in Amherst, New York expected to be complete in late November, 2002.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS

NET INCOME
     The Company recorded net income of approximately $935,000 for the quarter ended September 30, 2002, an increase of 28.9% over net income of $725,000 for the same quarter in 2001. Earnings per share were $0.42 for the quarter ended September 30, 2002, and $0.33 for the same quarter in 2001. Year-to-date, the Company has recorded net income of approximately $2.7 million or $1.24 per share as compared to $2.0 million or $0.92 per share during the same time period in 2001. All share and per share information is stated after giving effect to the stock split distributed on June 12, 2001 to shareholders of record on May 25, 2001. Net income represented a return on average assets of 1.42% for the quarter ended September 30, 2002 compared to 1.21% for the same period in 2001. The return on average equity for the third quarter of 2002 was 13.43% compared to 11.28% for the third quarter of 2001.

     Third quarter 2002 net income reflects the January 1, 2002 implementation of Statement of Financial Accounting Standards (SFAS) No. 142, which resulted in the end to systematic goodwill amortization. Excluding the effect of goodwill amortization during the third quarter 2001, net income would have been $805,000 or $0.37 per share. Excluding the effect of goodwill amortization for the first nine months of 2001, net income would have been $2.3 million or $1.03 per share.

OTHER OPERATING RESULTS
     Net interest income increased $291,000, or 12.4%, for the quarter ended September 30, 2002 compared to the same time period in 2001. Total interest income in the third quarter 2002 decreased 3.9% and interest paid on deposits decreased 28.6% from the third quarter of 2001. Interest income decreased in spite of the $20.6 million, or 9.3% annual increase in average interest-earning assets to $241.4 million for the third quarter of 2002 from $220.8 million for the third quarter of 2001. The historically low interest rates driven by the Federal Reserve monetary policy were the primary reason for the decrease in interest income for the third quarter 2002 as compared to the third quarter 2001. The yield on total interest earning assets decreased to 6.29% for the quarter ended September 30, 2002 from 7.15% for the quarter ended September 30, 2001. The interest expense decrease reflects the $15.5 million, or 9.1% annual increase in average interest-bearing liabilities to $185.3 million for the third quarter of 2002 from $169.8 million for the second quarter of 2001 as well as the offsetting effect of interest rate reductions made by the Company since September 30, 2001. The cost of interest-bearing liabilities decreased to 2.52% for the quarter ended September 30, 2002 from 3.79% for the quarter ended September 30, 2001. The Company's net interest margin, for the three month period ended September 30, 2002 was 4.42% as compared to 4.31% for the same time period in 2001. The increase in the net interest margin is reflective of the Company's lower costing deposit portfolio composition and focus on originating higher yielding commercial loans.

     The yield on average loans decreased to 7.28% for the third quarter of 2002 from 8.15% for the same time period in 2001. The tax equivalent yield on federal funds and investments decreased from 6.48% in the third quarter of 2001 to 5.86% in the third quarter of 2002. The cost of funds on interest bearing balances decreased to 2.52% for the third quarter of 2002 from 3.79% for the same time period in 2001.

     The provision for loan losses has decreased to $105,000 for the third quarter of 2002 from $139,000 for the same time period in 2001. The higher third quarter provision in 2001 was a result of significant commercial loan growth in that quarter. The Company believes that the increase in the size of the overall loan portfolio as well as an increase in the commercial loan composition as a percentage of the overall portfolio substantiates the current loan loss provision. Commercial loans tend to have a higher credit risk than consumer loans.

     Non-interest income increased to $1.4 million for the quarter ended September 30, 2002 from $1.1 million for the same period in 2001. This increase of $227,000 is primarily attributable to an increase of $175,000 in sales of insurance products through M&W Agency, Inc. ("M&W") which acquired the business and certain assets of the Eden Agency on January 1, 2002. The remainder of the increase is attributable to $65,000 in non deposit investment commissions and an increase by $100,000 in other miscellaneous income (consisting of ATM interchange, merchant fees, appraisal fees, and other loan income) in the third quarter 2002 over the third quarter 2001. A $27,000 loss on real estate property owned, pertained to an additional write- down in the carrying value of a foreclosed commercial property held as Other Real Estate Owned, reflective of current market conditions and vacancies in such piece of commercial property. A decrease of $78,000 was realized in securities gain on sales in the third quarter 2002 over the third quarter 2001 as there were no security sales transactions in the third quarter 2002.

     Non-interest expense totaled $2.7 million for the third quarter of 2002 reflecting an approximate $318,000 increase over the third quarter of 2001 total of $2.4 million. Approximately $211,000 of this increase is primarily attributable to salaries and employee benefits which have risen as a result of normal pay adjustments and an overall increase in the number of employees of the Company. Occupancy expense increased approximately $43,000 primarily due to the elimination of rental income from a previously rented property at the Derby location. Miscellaneous expenses, whose increase consisted of telephone, appraisal expense, ATM card fees, correspondent bank service charges and M&W miscellaneous costs increased approximately $105,000 for the quarter ended September 30, 2002 over the quarter ended September 30, 2001. Amortization of goodwill related to the M&W acquisition decreased $80,000 as goodwill is no longer amortized under the provisions of SFAS No. 142 which was adopted on January 1, 2002.

     Income tax expense totaled $290,000 and $268,000 for the three month periods ended September 30, 2002 and 2001, respectively. The effective combined tax rate for the third quarter of 2002 was 23.8% compared to 27.0% for the third quarter of 2001. The decrease in the effective tax rate is primarily attributable to state tax advantages related to the recent establishment of Evans National Holding Corp, the Bank's subsidiary real estate investment trust and the elimination of goodwill amortization for book purposes.

ITEM 3 - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS AND LIQUIDITY

INTEREST RATE RISK

     Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or reprice at different times or on a different basis. The Asset, Liability Committee, ("ALCO") of the Bank analyzes the gap position on a monthly basis to determine the Bank's exposure to interest rate risk. The gap position is the difference between the total of the Bank's rate- sensitive assets and rate-sensitive liabilities maturing or repricing during a given time frame. A "positive" gap results when more assets than liabilities reprice and a "negative" gap results when more liabilities than assets reprice within a given time period. Because assets historically reprice faster than liabilities, a slightly negative gap position is considered preferable. At September 30, 2002 the Bank was in a positive gap position with $13.1 million more in rate-sensitive assets repricing over the next year than in rate-sensitive liabilities. This "positive" gap position compares to a "negative" gap position at December 31, 2001 of $0.4 million. This change is due to a number of factors including, increases in investments in currently-paying collateralized mortgage obligations with short average lives and increases in variable rate mortgages and variable rate commercial loans. Rate-sensitive liabilities decreased in the category of long term certificates of deposits greater than $100,000 and a reduction in securities sold under agreements to repurchase (Repo) balances. The Bank's asset/liability target, under its asset/liability policy, is a difference of +/- 15% of the Bank's total assets, which amounted to +/- $39.3 million at September 30, 2002. The gap ratio (rate-sensitive assets/rate-sensitive liabilities) at that date was 116%.

LIQUIDITY

     Liquidity represents the Company's ability to obtain cost-effective funding to meet the needs of customers as well as the Company's financial obligations. Liquidity is centrally managed by the ALCO, with oversight provided by the Board of Directors. The Company's main sources of funds to meet its liquidity requirements are sale of liquid assets, secured advances from the Federal Home Loan Bank and its core deposit base. It is the Company's objective to maintain sufficient liquidity at all times to meet expected daily funding needs, longer maturities, and other capital needs. The Company uses various liquidity measures to help manage its liquidity position. Short term liquidity is measured as assets available within 30 days less liabilities at risk in 30 days. The Company's action level for this measure is $1 million. Short term liquidity at September 30, 2002 was $41.6 million. Overall or longer term liquidity is measured by the liquidity ratio, liquid assets divided by total purchased funds. The Company's liquidity ratio action level is 100%, and was 169% at September 30, 2002. The Company anticipates sufficient funding through operations for principal payments on borrowed funds and capital purchases expected for the new Amherst branch.

MARKET RISK

     When rates rise or fall, the market value of the Bank's assets and liabilities will increase or decrease. As a part of the Bank's asset/liability policy, the Bank has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. The Bank's securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per SFAS No. 115. A limitation of a negative 25% of total capital before SFAS No. 115 (after tax) has been established as the maximum impact to equity as a result of marking available for sale securities to market that would be acceptable. At quarter-end, the impact to equity as a result of marking available for sale securities to market was an unrealized gain of approximately $2.3 million. On a quarterly basis, the available for sale portfolio is shocked for immediate rate increases of 100 and 200 basis points. At September 30, 2002, the Bank determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion. The Bank's capital ratios are also reviewed on a quarterly basis. Unrealized gains and losses on available for sale securities are not included in the calculation of these ratios.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls (As defined in Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

CHANGES IN INTERNAL CONTROLS

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings - None to report

ITEM 2.     Changes in Securities - None to report

ITEM 3.     Defaults upon Senior Securities - None to report

ITEM 4.     Submission of Matters To a Vote of Security Holders - None to report

ITEM 5.     Other Information - None to report

ITEM 6.     Exhibits and Reports on Form 8-K


            (a)  Exhibits
                 --------
                 Exhibit No.     Name                                                              Page No.

                     99.1        Certification of Chief Executive Officer pursuant to 18 USC          27
                                 Section 1350 as adopted pursuant to Section 906 of The
                                 Sabanes -Oxley Act of 2002

                     99.2        Certification of Chief Financial Officer pursuant to 18 USC          29
                                 Section 1350 as adopted pursuant to Section 906 of The
                                 Sabanes -Oxley Act of 2002

                     99.3        Press Release-Announcing Earnings for Quarter ended                  31
                                 September 30, 2002

            (b)  REPORT ON FORM 8-K - None to report
                 ------------------


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                         Evans Bancorp, Inc.




DATE
October 23, 2002                    /s/James Tilley
                                    --------------------------------------------
                                    James Tilley
                                    President and CEO

DATE
October 23, 2002                    /s/Mark DeBacker
                                    --------------------------------------------
                                    Mark DeBacker
                                    Senior Vice President & Chief Financial
                                    Officer

                                  CERTIFICATION

I, Mark DeBacker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Evans Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 23, 2002


/s/ Mark DeBacker
------------------------------------------------
Mark DeBacker
Senior Vice President & Chief Financial Officer

                                  CERTIFICATION

I, James Tilley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Evans Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 23, 2002


/s/ James Tilley
-----------------------------------------------
James Tilley
President & Chief Executive Officer