Form 10-K
period 2002-12-31
EVANS BANCORP INC
filed 2003-03-24
CIK 842518

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

      For fiscal year ended:  December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    ------------

                         Commission file number: 0-18539
                                                 -------

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

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Act). Yes [ ] No [X]

            As of January 31, 2003, the aggregate market value of the registrant's common stock, $.50 par value, (the "Common Stock") held by nonaffiliates of the registrant was approximately $44.2 million based upon the per share price as quoted by the Nasdaq National Market.

            As of January 31, 2003, 2,333,862 shares of the registrant's Common Stock were outstanding.

                                  Page 1 of 113
                            Exhibit Index on Page 44

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

     Portions of the Registrant's 2002 Annual Report to Shareholders are incorporated by reference in Part II of this Form 10-K.

                                TABLE OF CONTENTS

                                      INDEX

                                     PART I


                                                                                Page
                                                                                ----
Item 1.       BUSINESS...........................................................5

              Evans Bancorp, Inc. ...............................................5
              Evans National Bank ...............................................5
              Forward Looking Statements ........................................6
              Market Area....................................................... 6
              Average Balance Sheet Information..................................7
              Securities Activities..............................................8
                   Investment Policy.............................................8
              Lending Activities ................................................9
                   General...................................................... 9
                   Real Estate Loans ...........................................10
                   Commercial Loans.............................................10
                   Installment Loans............................................11
                   Student Loans ...............................................11
                   Other Loans..................................................11
                   Direct Financing Lease Loans ................................11
                   Loan Maturities..............................................12
                   Loan Losses..................................................12
              Sources of Funds - Deposits ......................................14
                   General......................................................14
                   Deposits.....................................................14
                   Federal Funds Purchased & Other Borrowed Funds...............15
                   Securities Sold Under Agreements to Repurchase...............15
              Asset and Liability Management ...................................15
              Monetary Policy...................................................16
              Environmental Matters.............................................16
              Competition.......................................................16
              Regulation........................................................16
              Subsidiaries of the Bank .........................................18
                   M&W Agency, Inc .............................................18
                   ENB Associates Inc...........................................19
                   Evans National Holding Corp..................................19
              Employees.........................................................19

Item 2.       PROPERTIES........................................................19

Item 3.       LEGAL PROCEEDINGS.................................................20

Item 4.       SUBMISSION OF MATTERS
              TO A VOTE OF SECURITY HOLDERS.....................................20

                                     PART II


                                                                                Page
                                                                                ----
Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS...................................21

Item 6.       SELECTED CONSOLIDATED FINANCIAL DATA..............................23

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................24

Item 7a.      QUANTATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK.................................................37

Item 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........37

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURES...........................38


                                    PART III


Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF
              THE REGISTRANT....................................................38

Item 11.      EXECUTIVE COMPENSATION............................................40

Item 12.      SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS...................................42

Item 13.      CERTAIN RELATIONSHIPS AND
              RELATED TRANSACTIONS..............................................43


                                     PART IV

Item 14.      CONTROLS AND PROCEDURES...........................................44


Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K ..........................................44


              SIGNATURES........................................................48

              CERTIFICATIONS....................................................49

ITEM 1.   BUSINESS

EVANS BANCORP, INC.

     Evans Bancorp, Inc. (the "Company") was organized as a New York business corporation and incorporated under the laws of the State of New York on October 28, 1988 for the purpose of becoming a bank holding company. The Company is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956, as amended, and conducts its business through its wholly-owned subsidiary, Evans National Bank (the "Bank"), and the Bank's subsidiaries, ENB Associates Inc. ("ENB"), M&W Agency, Inc. ("M&W"), and Evans National Holding Corp. ("ENHC"). The Bank is a nationally chartered bank founded in 1920 as a national banking association and is currently regulated by the Office of the Comptroller of the Currency. Prior to February 1995, the Bank was known as The Evans National Bank of Angola. Its legal headquarters is located at 14-16 North Main Street, Angola, New York 14006. The Bank's principal business is to provide a full range of banking services to consumer and commercial customers in Erie, Chautauqua and Cattaraugus Counties of Western New York.

     The Bank serves its market through eight banking offices located in Amherst, Angola, Derby, Evans, Forestville, Hamburg, North Boston and West Seneca, New York. The Bank's principal source of funding is through deposits which it reinvests in the community in the form of loans and investments. The Bank offers deposit products which include checking and NOW accounts, passbook and statement savings and certificates of deposit. Deposits are insured to the applicable limit by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank offers a variety of loan products to its customers including commercial loans, commercial and residential mortgage loans, and consumer loans. The Bank is regulated by the Office of the Comptroller of the Currency.

     On March 11, 2000 ENB, a wholly-owned subsidiary of the Bank, began the activity of providing non-deposit investment products, such as annuities and mutual funds, to bank customers.

     Effective September 1, 2000, the Company completed the acquisition of the assets, business and certain liabilities of M&W Group, Inc., a retail property and casualty insurance agency headquartered in Silver Creek, New York. The insurance agency acquired is operated as M&W Agency, Inc., a wholly-owned subsidiary of the Bank. M&W Agency, Inc. sells various premium-based insurance policies on a commission basis. M&W has offices located in Angola, Colden, Derby, Eden, North Collins, South Dayton, Cattaraugus, Randolph, and West Seneca, New York.

     ENHC was incorporated in February 2002, as a subsidiary of the Bank. EHNC is operated as a real estate investment trust (REIT) which provides additional flexibility and planning opportunities for the business of the Bank.

     Commencing in 2000, the Company operates in two reportable segments-banking and insurance.

     At December 31, 2002, the Bank had total assets of $288.7 million, total deposits of $239.5 million and total stockholders' equity of $30.9 million.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company or the Company's management and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control and difficult to predict. Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation, to publicly update or revise forward-looking information, whether as a result of new, updated information, future events or otherwise.

MARKET AREA

     The Bank's primary market area is located in Erie County, northern Chautauqua County and northwestern Cattaraugus County, which includes the towns of Amherst, Evans, Boston, Hamburg, Eden, Orchard Park, West Seneca and Hanover. This market area is the primary area where the Bank receives deposits and makes loans.

AVERAGE BALANCE SHEET INFORMATION

     The table presents the significant categories of the assets and liabilities of the Bank, interest income and interest expense, and the corresponding yields earned and rates paid in 2002 and 2001. The assets and liabilities are presented as daily averages. The average loan balances include both performing and nonperforming loans. Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest. Interest and yield are not presented on a tax-equivalent basis.



                                                            2002                                    2001
                                                            ----                                    ----
                                            Average                       Yield/    Average                       Yield/
                                            Balance       Interest         Rate     Balance       Interest         Rate
                                            -------       --------         ----     -------       --------         ----
ASSETS                                       ($000)        ($000)                   ($000)         ($000)
Interest-earning assets:
  Loans, Net                              $145,676       $ 10,593          7.27%   $135,436      $ 11,051         8.16%
  Taxable securities                        48,902          2,554          5.22%     46,001         2,892         6.29%
  Tax-exempt securities                     43,656          1,987          4.55%     33,040         1,571         4.75%
  Time deposits-other banks                    146              5          3.34%          0             0         0.00%
  Federal funds sold                         5,148             73          1.44%      3,214           133         4.14%
                                          --------       --------          ----    --------      --------         ----
Total interest-earning assets              243,528         15,212          6.25%    217,691        15,647         7.19%
Non interest-earning assets
  Cash and due from banks                    8,967                                    7,492
  Premises and equipment, net                4,463                                    3,779
  Other assets                               8,315                                    8,130
                                          --------                                 --------
           Total                          $265,273                                 $237,092
                                          ========                                 ========

LIABILITIES & SHAREHOLDER'S EQUITY
Interest-bearing liabilities:
  NOW accounts                            $  9,678             44          0.45%   $  8,510            76         0.89%
  Savings deposits                          75,741            841          1.11%     63,953         1,415         2.21%
  Time deposits                             90,890          3,397          3.74%     86,005         4,516         5.25%
  Fed Funds Purchased & Securities
  Sold U/A to repurchase                     3,989             67          1.69%      4,057           125         3.07%
  FHLB advances                              8,627            447          5.18%      7,386           377         5.11%
  M&W note                                     451             21          4.61%        363            28         7.73%
                                          --------       --------          ----    --------      --------         ----

Total interest-bearing liabilities         189,376          4,817          2.54%    170,274         6,537         3.84%
Noninterest-bearing liabilities:
  Demand deposits                           42,165                                   36,133
  Other                                      4,889                                    4,437
                                          --------                                 --------

Total liabilities                          236,430                                  210,844
Shareholders' equity                        28,843                                   26,248
                                          --------                                 --------

           Total                          $265,273                                 $237,092
                                          ========                                 ========

Net interest earnings                                    $ 10,395                                $  9,110
                                                         ========                                ========

Net yield on interest earning assets                                       4.27%                                  4.18%

In 2002, the Bank's interest income decreased by $0.4 million from 2001, compared to an increase of $0.6 million in 2001 over 2000. Interest expense decreased by $1.7 million in 2002 from 2001 compared to an increase of $46,000 in 2001 over 2000.

SECURITIES ACTIVITIES

     Income from securities represented approximately 29.8% of total interest income of the Company in 2002 as compared to 28.5% in 2001. At December 31, 2002, the Bank's securities portfolio of $106.7 million consisted primarily of United States ("U.S.") and federal agency obligations, state and municipal securities and mortgage-backed securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corp.

     Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" promulgates accounting treatment for investments in securities. All securities in the Bank's portfolio are either designated as "held to maturity" or "available for sale".

     The following table summarizes the Bank's securities with those designated as available for sale at fair value and securities designated as held to maturity valued at amortized cost as of December 31, 2002 and 2001:

                                                                         2002           2001
                                                                         ----           ----
                                                                        ($000)         ($000)
Available for Sale:
U.S. Treasury and other U.S. government agencies                       $54,543        $42,665
States and political subdivisions in the U.S.                           47,240         37,817
Other                                                                    1,248          1,253
                                                                         -----          -----
     Total Securities Designated as Available for Sale                $103,031        $81,735
                                                                      ========        =======
Held to Maturity:
U.S. Treasury and other U.S. government agencies                           $37            $40
States and political subdivisions in the U.S.                            3,604          2,290
                                                                         -----          -----
     Total Securities Designated as Held to Maturity                    $3,641         $2,330
                                                                        ======         ======
     Total Securities                                                 $106,672        $84,065
                                                                      ========        =======


Investment Policy   The primary objective of the securities portfolio is to
provide liquidity while maintaining safety of principal. Secondary objectives include investment of funds in periods of decreased loan demand, interest sensitivity considerations, providing collateral to secure local municipal deposits, supporting local communities through the purchase of tax-exempt securities and tax planning considerations. The Board of Directors of the Bank is responsible for establishing overall policy and reviewing performance.

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

     The Bank's investment policy is that in-state securities must be rated Moody's BAA (or equivalent) at the time of purchase. Out-of-state issues must be rated AA (or equivalent) at the time of purchase. Bonds or securities rated below A will be reviewed periodically to assure their continued credit worthiness. The purchase of non-rated municipal securities is permitted, but limited to those bonds issued by municipalities in the Bank's general market area which, in the Bank's judgment, possess no greater credit risk than BAA (or equivalent) bonds. The annual budgets of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information. In addition, the Bank's loan policy permits the purchase of notes issued by various states and municipalities which have not been rated by Moody's or Standard & Poors. The securities portfolio of the Bank is priced and rated on a monthly basis.

The following table sets forth the contractual maturities and weighted average interest yields of the Bank's securities portfolio (yields on tax-exempt obligations have been computed on a tax-equivalent basis) as of December 31, 2002:



                                                                                   Maturing
                                                   =================================================================================
                                                        Within           After One But       After Five But        After
                                                        One Year       Within Five Years   Within Ten Years       Ten Years
                                                  ==================================================================================
                                                     Amount    Yield    Amount    Yield     Amount    Yield    Amount      Yield
                                                     ------    -----    ------    -----     ------    -----    ------      -----
                                                     ($000)             ($000)              ($000)             ($000)
CLASSIFIED AS AVAILABLE FOR SALE AT FAIR VALUE:

U.S. Treasury and other U.S. government agencies    $   254    2.76%   $ 8,313    4.59%    $12,622     5.00%  $33,354      5.91%
States and political subdivisions                     2,538    6.11      4,743    6.04      16,647     7.14    23,312      7.13
Other                                                 1,248    5.65          0    0.00           0     0.00         0      0.00
                                                      -----                  -                   -                  -
     Total Available for Sale                         4,040    5.75%    13,056    5.11%     29,269     6.25%   56,666      6.41%

CLASSIFIED AS HELD TO MATURITY AT AMORTIZED
COST:

U.S. Treasury and other U.S. government agencies          0    0.00          0    0.00           0     0.00        37      0.00
States and political subdivisions                     2,773    3.94        610    6.43         221     8.41         0      0.00
                                                      -----                ---                 ---                  -
     Total Held to Maturity                           2,773    3.94        610    6.43         221     8.41        37      0.00
                                                      -----                ---                 ---                 --
     Total Securities                               $ 6,813    5.01%   $13,666    5.17%    $29,490     6.27%  $56,703      6.41%
                                                    =======            =======             =======            =======



     At December 31, 2002, approximately $54.5 million of the Bank's securities portfolio were obligations of the U.S. Treasury and other U.S. government agencies.

LENDING ACTIVITIES

     General. The Bank has a loan policy which is approved by its Board of Directors on an annual basis. The loan policy addresses the lending authorities of Bank officers, charge off policies, desired portfolio mix, and loan approval guidelines.

     The Bank offers a variety of loan products to its customers including residential and commercial real estate mortgage loans, commercial loans, installment loans and student loans. The Bank primarily extends loans to customers located within the Western New York area. Income on loans represented approximately 69.6% of the total interest income of the Company in 2002 and approximately 70.6% of total interest income in 2001. The Bank's loan portfolio after unearned discounts, loan origination costs and allowances for credit losses totaled $149.0 million and $142.5 million at December 31, 2002 and December 31, 2001, respectively. At December 31, 2002, the Bank had established approximately $2.1 million as an allowance for loan losses which is approximately 1.42% of total loans. This compares with approximately $1.8 million at December 31, 2001 which was approximately 1.24% of total loans. The increase to the provision for loan losses reflects management's assessment of the portfolio composition, of which commercial loans have been an increasing component, and its assessment of the New York State and local economy. The net loan portfolio represented approximately 51.6% and 57.3% of the Bank's total assets at December 31, 2002 and December 31, 2001, respectively.

     Real Estate Loans. Approximately 84.4% of the Bank's loan portfolio at December 31, 2002 consisted of real estate loans or loans collateralized by mortgages on real estate including residential mortgages, commercial mortgages and other types of real estate loans. The Bank's real estate loan portfolio was $127.5 million at December 31, 2002, compared to $122.3 million at December 31, 2001. The real estate loan portfolio increased approximately 4.3% in 2002 over 2001 compared to an increase of 12.0% in 2001 over 2000.

     The Bank offers fixed rate residential mortgages with terms of ten to thirty years with up to an 80% loan-to-value ratio. Fixed rate residential mortgage loans outstanding totaled $16.6 million at December 31, 2002, which was approximately 11.0% of total loans outstanding. In 1995, the Bank entered into a contractual arrangement with the Federal National Mortgage Association ("FNMA") whereby mortgages can be sold to FNMA and the Bank retains the servicing rights. In 2002, approximately $11.6 million of mortgages were sold to FNMA under this arrangement compared to $8.5 million of mortgages sold in 2001. The Bank currently retains the servicing rights on $24.0 million in mortgages sold to FNMA. The Company has recorded no net servicing asset for such loans.

     Since 1993 the Bank has offered adjustable rate residential mortgages with terms of up to thirty years. Rates on these mortgages remain fixed for the first three years and are adjusted annually thereafter. On December 31, 2002, the Bank's outstanding adjustable rate mortgages were $3.0 million or 2.0% of total loans. This balance did not include any construction mortgages.

     The Bank also offers commercial mortgages with up to a 75% loan-to-value ratio for up to fifteen years on a variable and fixed rate basis. Many of these mortgages either mature or are subject to a rate call after three to five years. The Bank's outstanding commercial mortgages were $80.4 million at December 31, 2002, which was approximately 53.2% of total loans outstanding. This balance included $11.0 million in fixed rate and $69.4 million in variable rate loans, which include rate calls.

     The Bank also offers other types of loans collateralized by real estate such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to fifteen years and up to an 80% loan-to-value ratio. At December 31, 2002, the real estate loan portfolio included $23.1 million of home equity loans outstanding which represented approximately 15.3% of its total loans outstanding. This balance included $13.8 million in variable rate and $9.3 million in fixed rate loans.

     The Bank also offers both residential and commercial real estate-construction loans at up to an 80% loan-to-value ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 2002, fixed rate real estate-construction loans outstanding were $0.02 million or 0.01% of the Bank's loan portfolio, and adjustable rate construction loans outstanding were $2.2 million or 1.4% of the portfolio.

     As of December 31, 2002, approximately $1.1 million or 0.9% of the Bank's real estate loans were 30 to 90 days delinquent, and approximately $1.1 million or 0.9% of real estate loans were nonaccruing.

     Commercial Loans. The Bank offers commercial loans on a secured and unsecured basis including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank's commercial loan portfolio totaled $20.5 million and $16.3 million at December 31, 2002 and December 31, 2001, respectively. Commercial loans represented approximately 13.5% and 11.3% of the Bank's total loans at December 31, 2002 and December 31, 2001, respectively.

     As of December 31, 2002, approximately $0.03 million or 0.1% of the Bank's commercial loans were 30 to 90 days past due and $0.07 million or 0.4% of its commercial loans were nonaccruing.

     Commercial lending entails significant additional risk as compared with real estate loans. Collateral, where applicable, may consist of inventory, receivables, equipment and other business assets. Approximately seventy-six percent of the Bank's commercial loans are variable rate which are tied to the prime rate.

     Installment Loans. The Bank's installment loan portfolio (which includes commercial and automobile loans, personal loans and revolving credit card balances) totaled $2.4 million and $2.9 million at December 31, 2002 and December 31, 2001, respectively, representing approximately 1.6% of the Bank's total loans at December 31, 2002 and 2.0% of the Bank's total loans at December 31, 2001. Traditional installment loans are offered at fixed interest rates with various maturities up to 60 months, on a secured and unsecured basis. On December 31, 2002, the installment loan portfolio included $0.2 million in fixed rate credit card balances at an interest rate of 15.6% and $0.05 million in the variable rate option. As of December 31, 2002, approximately $0.02 million or 0.8% of the Bank's installment loans were 30-90 days past due.

     Student Loans. During 2002, the Bank completed the sale of all direct student loans and entered into an agreement whereby it facilitates the submission of student loan applications to the Student Loan Marketing Association ("SLMA") for a fee. The loans are then originated and subsequently serviced by SLMA. This change was made in order to enhance application response time, as well as Bank profitability.

     Other Loans. Other loans totaled $0.5 at December 31, 2002 and $1.3 million at December 31, 2001. Other loans consisted primarily of loans to municipalities, hospitals, churches and non-profit organizations. These loans are at fixed or variable interest rates with multiple maturities. Other loans also include overdrafts.

     Direct Financing Lease Loans. The Bank participated as a lessor in a leasing agreement that was classified as a direct financing lease. The direct financing lease loan was paid off July 2002 and totaled $0.4 million at December 31, 2001. This loan represented 0.6% of the Bank's total loans at December 31, 2001.

     The Bank's ability to lend larger amounts to any one borrower is subject to regulation by the Comptroller of the Currency. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.

     The following table summarizes the major classifications of the Bank's loans (net of deferred origination costs) at December 31, 2002 and 2001:

                                                                                   December 31,
                                                                       --------- ------------------------
                                                                           2002                  2001
                                                                           ----                  ----
               Mortgage loans on real estate:                                       ($000)
                 Residential 1-4 family                                 $26,712               $31,035
                 Multi-family commercial                                 77,919                70,858
                 Construction                                             2,174                 1,520
                  Second mortgages                                        6,919                 8,188
                  Equity lines of credit                                 13,780                10,684
               Commercial                                               $20,460               $16,333
               Consumer installment loans:
               Personal                                                   2,054                 2,525
               Credit cards                                                 298                   334
               Student Loans                                                  0                   234
               Other                                                        491                 1,293
               Direct financing lease                                         0                   898
               Net deferred loan origination costs                          336                   353
                                                                            ---                   ---
               Total Loans                                              151,143               144,255
                                                                        -------               -------
               Allowance for credit losses                              (2,146)               (1,786)
                                                                        -------               -------


               Net loans                                               $148,997              $142,469
                                                                       ========              ========


     Loan Maturities. The following table shows the maturities of commercial and real estate construction loans outstanding as of December 31, 2002 and the classification of loans due after one year according to sensitivity to changes in interest rates:

                                                                                   ($000)
                                               0-1 Yr.                1-5 Yrs.              Over 5 Yrs.                Total
                                               -------                --------              -----------                -----
Commercial                                     $3,344                 $7,361                  $9,755                $20,460
Real estate construction                        1,567                    607                       0                  2,174
                                                -----                    ---                       -                  -----
                                               $4,911                 $7,968                  $9,755                $22,634
                                               ======                 ======                  ======                =======
Loans maturing after one year with:
     Fixed rates                                                      $3,538                      $0
     Variable rates                                                    4,430                   9,755
                                                                       -----                   -----
                                                                      $7,968                  $9,755
                                                                      ======                  ======


Loan Losses. The following table summarizes the Bank's non-accrual and past due loans as of December 31, 2002 and December 31, 2001. The Bank had no restructured loans as of those dates. Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credit about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Allowance for Loan Losses."

                                                    2002                2001
                                                    ----                ----
                                                            ($000)
Nonaccrual loans                                  $1,197                $724
Accruing loans past due 90 days or more                0                 443
                                                       -                 ---
     Total                                        $1,197              $1,167
                                                  ======              ======

Information with respect to nonaccrual loans at December 31, 2002 and December 31, 2001 is as follows:


                                                    2002               2001
                                                    ----               ----
                                                            ($000)
Nonaccrual loans                                  $1,197               $724
Interest income that would have been
recorded under the original terms                     68                 36
Interest income recorded during the period            17                 43

At December 31, 2002, $1.2 million of nonaccrual loans are collateralized.

          The following tables summarize the Bank's allowance for loan losses and changes in the allowance for credit losses by loan categories:

                      ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
                                                              2002            2001           2000            1999            1998
                                                              ----            ----           ----            ----            ----

BALANCE AT BEGINNING OF YEAR                               $ 1,786         $ 1,428         $   838         $   729         $   609
         CHARGE-OFFS
                Commercial, Financial, Agricultural            (14)            (24)            (54)            (26)              0
                Real Estate - Mortgages                        (42)            (42)            (48)            (25)            (50)
                Installment Loans                              (20)            (14)             (3)            (19)            (22)
                                                               ---             ---             ---             ---             ---
                TOTAL CHARGE-OFFS                              (76)            (80)           (105)            (70)            (72)
         RECOVERIES
                Commercial, Financial, Agricultural              2              11               0               1               7
                Real Estate - Mortgages                          0               1               1               0              22
                Installment Loans                               14               6               5               8              12
                Overdrafts                                       0               0               0               0               1
                                                               ---             ---             ---             ---             ---
                TOTAL RECOVERIES                                16              18               6               9              42
NET CHARGE-OFFS                                                (60)            (62)            (99)            (61)            (30)
ADDITIONS CHARGED TO OPERATIONS                                420             420             689             170             150
                                                               ---             ---             ---             ---             ---
BALANCE AT END OF YEAR                                     $ 2,146         $ 1,786         $ 1,428         $   838         $   729
                                                           =======         =======         =======         =======         =======


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

     Deposits. The Bank offers a variety of deposit products including checking, passbook, statement savings, NOW accounts, certificates of deposit and jumbo certificates of deposit. Deposits of the Bank are insured up to the limits provided by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2002, the Bank's deposits totaled $239.5 million consisting of the following (in thousands):

           Demand deposits                       $44,665
           NOW and Money Market accounts          10,535
           Regular savings                        94,908
           Time deposits, $100,000 and over       28,441
           Other time deposits                    60,958
                                                --------
                Total                           $239,507
                                                ========


The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank:

                                                           2002                                           2001
                                                     ---------------                                ---------------

                                             Average Balance    Weighted Average            Average Balance       Weighted
                                                  ($000)              Rate                      ($000)          Average Rate

            Demand Deposits                      $42,165               ---%                   $ 36,133              ---%
            NOW and Money Market Accounts          9,677              0.45%                      8,510             0.89%
            Regular Savings                       75,741              1.11%                     63,953             2.21%
            Time Deposits                         90,890              3.74%                     86,005             5.25%
                                                --------                                      --------
            Total                               $218,473              1.96%                   $194,601             3.09%
                                                ========                                      ========

Federal Funds Purchased and Other Borrowed Funds. Another source of the Bank's funds for lending at December 31, 2002 consisted of long term borrowings from the Federal Home Loan Bank.

     Other borrowed funds consisted of $8.1 million in long-term borrowings. These long-term borrowings consisted of various advances from the Federal Home Loan Bank with interest rates ranging from 4.90% to 5.34%. The maturities of other borrowed funds are as follows (in thousands):

     2003                  $3,390
     2004                   2,437
     2005                   1,467
     2006                     707
     2007                      91
     Thereafter                19
                           ------
     Total                 $8,111
                           ======


Securities Sold Under Agreements to Repurchase. The Bank enters into agreements with depositors to sell to the depositors securities owned by the Bank and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The depositor is informed the securities are held in safekeeping by the Bank on behalf of the depositor. Securities sold under agreements to repurchase totaled $6.5 million at December 31, 2002 compared to $4.0 million at December 31, 2001.

ASSET AND LIABILITY MANAGEMENT

The Bank's asset/liability management strategy is to maximize earnings and return on capital while limiting exposure to risks associated with a volatile interest rate environment. The Bank's exposure to interest rate risk is managed primarily through the Bank's strategy of selecting the type and terms of interest earning assets and interest bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in the market interest rates.

Management uses income simulations to quantify the potential impact on earnings and capital with changes in interest rates. The model uses cash flows and repricing information from loans and certificates of deposits, plus repricing assumptions on products without specific repricing dates (eg. Savings and investment bearing demand accounts), to calculate donations of each of the Bank's assets and liabilities. In addition the model uses management assumptions on growth with duration to project income. The model also projects the effect on income with changes in interest rates as well as the value of the Company in each of the theoretical rate environments.

The Bank maintains specific interest rate risk management policy limits. Based on simulation modeling, these guidelines include a +/- 5.25% of net interest income and a 6% of capital threshold on the value of the Company. At December 31, 2002 the effect of an immediate 200 basis point increase in interest rate would increase the Company's net interest income by 2.7%, or $0.3 million. A 200 basis point decrease in interest rate would decrease the net income by 3.8% or approximately $0.4 million.

     The following schedule sets forth the maturities of the Bank's time deposits as of December 31, 2002:

                                                  Time Deposit Maturity Schedule
                                                          (in millions)
                                         0-3         3-6        6-12        Over
                                         Mos.        Mos.        Mos.       12 Mos.     Total
Time deposits - $100,000 and over      $11.0        $1.5        $8.9        $7.0       $28.4
Other time deposits                      8.4         6.2        28.4        18.0        61.0
                                         ---         ---        ----        ----        ----
Total time deposits                    $19.4        $7.7       $37.3       $25.0       $89.4
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

COMPETITION

     All phases of the Bank's business are highly competitive. The Bank competes actively with local commercial banks as well as other commercial banks with branches in the Bank's market area of Erie County, northern Chautauqua County, and Northwestern Cattaraugus County, New York. The Bank considers its major competition to be HSBC Bank USA (formerly Marine Midland Bank) and Manufacturers and Traders Trust Company, both headquartered in Buffalo, New York. Other major competition consists of Key Bank, N.A., and Fleet National Bank of New York, both headquartered in Albany, New York, First Niagara Bank (formerly Lockport Savings Bank), headquartered in Lockport, New York and also Community Bank, N.A., headquartered in DeWitt, New York.. Additional competition includes Charter One Bank, headquartered in Cleveland, Ohio and Citibank, NA, headquartered in Rochester, New York. The Bank attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

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

     The Gramm-Leach-Bliley Act of 1999 modernized the laws regarding the financial services industry by expanding considerably the powers of banks and bank holding companies to sell financial products and services. The Act authorizes operating subsidiaries of national banks to sell financial products without geographic limitation, reforms the Federal Home Loan Bank system to increase access to loan funding, protects banks from certain state insurance regulation considered discriminatory and includes new provision in the area of privacy and customer information. The Bank utilized the provisions of this Act to commence the operations of M&W Agency, Inc. and ENB Associates Inc.

     The USA Patriot Act imposes additional obligations on U.S. financial institutions, including banks, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.

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

     A comparison of the Bank's capital ratios as of December 31, 2002 and December 31, 2001 with these minimum requirements is presented below:

                                        Bank
                               -----------------------
                                                                Minimum
                                  2002          2001         Requirements
                                  ----          ----         ------------
Total Risk-based Capital         16.2%         16.4%              8%
Tier 1 Risk-based Capital        14.9%         15.2%              4%
Leverage Ratio                    9.3%          9.6%              4%

As of December 31, 2002, the Bank met all three capital requirements.


     Management is not aware of any known trends, events, uncertainties, or current regulatory recommendations that will have, or that are reasonably likely, to have a material effect on the Bank's liquidity, capital resources or operations.

     The following table shows consolidated operating and capital ratios for the Company for the last three years:

                                    2002         2001         2000
Return on Average Assets            1.36%       1.09%         1.53%
Return on Average Equity            13.3%       10.18%       15.25%
Dividend Payout Ratio               36.1%       42.0%         28.6%
Equity to Assets Ratio             10.69%       10.82%       11.54%


SUBSIDIARIES OF THE BANK

     M&W Agency, Inc. Effective September 1, 2000, the Company completed its acquisition of the assets, business and certain liabilities of M&W Group, Inc., a retail property and casualty insurance agency headquartered at Silver Creek, New York, with offices located in Angola, Derby, Eden, North Collins, South Dayton, Cattaraugus, Randolph and West Seneca, New York. The insurance agency acquired is operated through M&W Agency, Inc. ("M&W"), an operating subsidiary of the Bank.

     M&W's legal headquarters are located at 265 Central Ave., Silver Creek, New York 14136. M&W is a full-service insurance agency offering personal, commercial and financial services products. It also has a small consulting department. For the year ended December 31, 2002, M&W had a premium volume of $17.9 million and net premium revenue of $2.9 million.

     M&W's primary market area is southern Erie, Chautauqua and Cattaraugus counties. M&W maintains offices in Silver Creek, Angola, North Collins, West Seneca, Cattaraugus, South Dayton, Derby, Eden and Randolph, New York. All lines of personal insurance are provided including automobile, homeowners, umbrellas, boats, recreational vehicles and landlord coverages. Commercial insurance products are also provided, consisting of property, liability, automobile, inland marine, workers compensation, umbrellas, bonds and crop insurance. M&W also provides the following financial services products: life and disability insurance, medicare supplements, long term care, annuities, mutual funds, retirement programs and New York State Disability.

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

Evans National Holding Corp. Evans National Holding Corp. was incorporated in February, 2002. In March, 2002, the Bank assigned its interests in approximately $65.7 million in real estate mortgages to Evans National Holding Corp. in exchange for 10 shares of common stock, 1,600 shares of preferred stock and 2,400 shares of excess stock, which represented all of the outstanding stock at that time. Evans National Holding Corp. also entered into a Management and Servicing Agreement with the Bank to provide management and other services to it. Evans National Holding Corp. will be operated as a real estate investment trust (REIT) which will provide additional flexibility and planning opportunities for the business of the Bank. Subsequent to December 31, 2002, ENHC accepted the subscription of 119 shares of non-voting preferred stock. These subscriptions raised approximately $60,000 in capital to be used in the business and activities of ENHC.

     Commencing in 2000, the Company operates in two reportable segments-banking and insurance. For the years ended December 31, 1999 and prior, the Company determined that its business was comprised of banking activity only. For disclosure of segmented operations, see Item 8." Consolidated Financial Statements and Supplementary Data".

EMPLOYEES

     As of December 31, 2002, the Bank employed 95 persons on a full-time basis and 10 part-time employees. In addition, ENB Associates Inc. employed 1 person on a full-time basis. M&W Agency, Inc. also employed 33 persons on a full-time basis and 1 part-time employee.

OTHER INFORMATION

     The Company's internet address is www.evansbancorp.com. Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of The Exchange Act, are available through the Company's website as soon as reasonably practical after filing such material with, or furnishing it to, The Securities and Exchange Commission.

ITEM 2.   PROPERTIES

     The Bank conducts its business from its main office and seven branch offices. The main office is located at 14-16 North Main Street in Angola, New York. The main office facility is 9,344 square feet and is owned by the Bank. This facility is occupied by the Office of the President as well as the Administration Division.

     The Bank also owns six of its eight branch offices. One is a 3,900 square foot facility located at 8599 Erie Road in the Town of Evans. Another is a 1,530 square foot facility located at 25 Main Street, Forestville, New York and the third is a 3,650 square foot branch located at 6840 Erie Road, Derby, New York. A fourth is a 2,880 square foot facility located at 7205 Boston State Rd, Boston, New York. The fifth is a 3,500 square foot facility located on land it is leasing at 3388 Sheridan Drive, Amherst, New York.

     The Bank also owns a building adjacent to its Derby branch location which houses its loan division operations.

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

     The Bank operates an in-school branch banking facility in the West Seneca East High School, 4760 Seneca Street, West Seneca, N.Y. 14224 and the West Seneca West High School, 3330 Seneca Street, West Seneca, N.Y. 14224 in March 2002. The in-school branches each have a cash dispensing style ATM located at the sites. There are no lease payments required.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) Market. The Company's common stock began trading on the Nasdaq National Market system on July 9, 2001. Prior to that time, there was no established public trading market for the stock and the price listed represents the highest and lowest per share prices known to management at which the stock of the Company was sold in private transactions during the periods indicated, without retail markup, markdown or commission. Evans Bancorp, Inc. distributed a 5 for 4 split of its common stock on June 12, 2001 and a 1 for 20 stock dividend was declared on November 19, 2002 for shareholders of record on December 2, 2002 which was distributed on January 29,2003. The information listed has been adjusted to reflect this stock split and stock dividend.

                                       2002                               2001
                                 ---------------                     --------------
QUARTER                      High               Low              High              Low
-------                      ----               ---              ----              ---
FIRST                       $18.81            $17.19            $35.81           $35.81
SECOND                      $21.09            $17.10            $35.81           $35.81
THIRD                       $24.55            $15.48            $28.57           $17.14
FOURTH                      $23.38            $19.04            $21.49           $16.57

    (b) Holders. As of January 31, 2003, 2,334,162 shares of the Company's Common Stock were outstanding and the number of holders of record of the Common Stock at that date was 1,152.

    (c) Dividends.

       Cash Dividends.

          The Company paid a cash dividend of $0.21 per share on March 27, 2001 to holders of record on February 27, 2001

          The Company paid a cash dividend of $0.26 per share on November 5, 2001 to holders of record on October 9, 2001.


          The Company paid a cash dividend of $0.26 per share on April 2, 2002 to holders of record on March 12, 2002.

          The Company paid a cash dividend of $0.30 per share on October 2, 2002 to holders of record on September 11, 2002.

          The Company has declared a cash dividend of $0.32 per share payable on April 1, 2003 to holders of record as of March 11, 2003.

          All per share amounts have been adjusted to reflect the 5 for 4 stock split distributed in June 2001 and the 1 for 20 stock dividend payable to shareholders of record on December 2, 2002.

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

       Stock Dividends and Splits. A 1 for 20 stock dividend was declared on November 19, 2002 for shareholders of record on December 2, 2002. The stock dividend will result in the issuance of 110,589 shares of common stock and fractional shares to be determined and issued on January 29, 2003. The Company valued the dividend stock price on December 31, 2002 at the amount of $23.38 per share, as determined by the Nasdaq National Market December 31, 2002 close price. The appropriate amount of retained earnings was reclassified to common stock and additional paid in capital. A 5 for 4 stock split was distributed on June 12, 2001 to shareholders of record as of May 25, 2001. Fractional shares were redeemed for cash. The stock split resulted in the issuance of 439,441 shares of common stock as well as fractional shares paid in cash totaling $21,597. All share and per share data reflect the split. There were no stock dividends or splits in 2000.


   (d) Securities Authorized for Issuance under Equity Compensation Plans

   The following table sets forth information as of December 31, 2002 with respect to compensation plans under which the Company's equity securities are authorized for issuance, and does not reflect the 2003 proposed amendment to the Company's 1999 Stock Option and Long-Term Incentive Plan and the proposed Evans Bancorp, Inc. Employee Stock Purchase Plan which are being presented to the shareholders for approval at The 2003 Annual Meeting of Shareholders.


                                                                                                  Number of Securities
                                                                                                   Remaining  Available
                                               Number of Securities       Weighted-Average         for Future Issuance
                                                 To be Issued             Exercise Price         Under Equity Compensation
                                                 upon Exercise of         of Outstanding           Plans [Excluding
                                               Outstanding Options,       Options, Warrants        Securities Reflected
Plan Category                                    Warrants and Rights         and Rights               in  Column (a)]
-------------                                    -------------------         ----------                -----------
                                                         (a)                      (b)                      (c)

Equity Compensation Plans Approved by
Security                                                None                     $ N/A                   106,250
Holders

Equity Compensation Plans Not Approved by
Security                                                None                     $ N/A                     N/A
Holders                                                                           -----                   -----

Total                                                   None                     $ N/A                   106,250

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA


For the Year Ended December 31,                 2002                 2001            2000             1999             1998

RESULTS OF OPERATIONS (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
Interest Income                            $   15,212          $   15,647       $   15,071       $   12,555       $   11,852
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense                                4,817               6,537            6,491            5,043            4,947
-----------------------------------------------------------------------------------------------------------------------------
Net Interest Income                            10,395               9,110            8,580            7,512            6,905
=============================================================================================================================
Non-Interest Income                             5,474  A            4,528            3,648 C          1,343            1,220
=============================================================================================================================
Non-Interest Expense                           10,650  B            9,531            7,535            6,050            5,197
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                      3,606  AB           2,579            3,223 C          2,027            2,043
-----------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
(IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
Total Assets                               $  288,711          $  248,722       $  224,549       $  198,788       $  174,120
=============================================================================================================================
Loans - Net                                   148,998             142,469          128,779          116,433          110,526
=============================================================================================================================
Allowance for Loan Losses                       2,146               1,786            1,428              838              729
=============================================================================================================================
Securities                                    106,672              84,065           73,121           63,000           50,060
=============================================================================================================================
Total Deposits                                239,507             204,260          186,701          169,949          144,084
=============================================================================================================================
Stockholders' Equity                           30,862              26,961           25,179           18,285           18,623
-----------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA *

-----------------------------------------------------------------------------------------------------------------------------
Net Income                                 $     1.55          $     1.12       $     1.40       $     0.91       $     0.92
=============================================================================================================================
Cash Dividend                                    0.56                0.47             0.40             0.36             0.28
=============================================================================================================================
Book Value at Year End                          13.22               11.64            10.90             8.20             8.36
=============================================================================================================================
Market Value at Year End                        23.38               18.09            35.81            35.81            34.29
=============================================================================================================================
Weighted Average Shares                     2,325,414           2,310,137        2,305,662        2,229,311        2,229,428
-----------------------------------------------------------------------------------------------------------------------------


A Includes one-time insurance proceeds of approximately $0.2 million

B Includes adjustment to reduce pension expense of approximately $0.2 million

C Includes one-time insurance proceeds of approximately $1.4 million

*Retroactively adjusted for the June 2001 5-for-4 stock split and the 1-for-20 stock dividend paid to shareholders of record on December 2, 2002.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8."Consolidated Financial Statements and Supplementary Data" for further information and analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to compare the performance of the Company for the years ended December 31, 2002, 2001 and 2000. The review of the information presented should be read in conjunction with the consolidated financial statements and accompanying notes

Evans Bancorp, Inc. (the "Company") is the holding company for Evans National Bank (the "Bank"), its wholly-owned subsidiary, which is a nationally chartered bank founded in 1920 and headquartered in Angola, New York. The Bank's principal business is to provide a full range of banking services to consumer and commercial customers in Erie, Chautauqua and Cattaraugus Counties of Western New York.

The Bank serves its market through eight banking offices located in Amherst, Angola, Derby, Evans, Forestville, Hamburg, North Boston and West Seneca, New York. The Bank's principal source of funding is through deposits, which it reinvests in the community in the form of loans and investments. Deposits are insured to the applicable limit by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is regulated by the Office of the Comptroller of the Currency ("OCC").

On March 11, 2000, ENB Associates Inc., a wholly-owned subsidiary of the Bank, began the activity of providing non-deposit investment products, such as annuities and mutual funds, to bank customers. Effective September 1, 2000, the Company completed the acquisition of the assets, business and certain liabilities of M&W Group, Inc., a retail property and casualty insurance agency headquartered in Silver Creek, New York. The insurance agency acquired is operated as M&W Agency, Inc., a wholly-owned subsidiary of the Bank. M&W Agency, Inc. sells various premium-based insurance policies on a commission basis. M & W Agency, Inc. operates offices located in Angola, Cattaraugus, Colden, Derby, Eden, North Collins, Silver Creek, South Dayton, Randolph, and West Seneca, New York. Evans National Holding Corp. ("ENHC") was incorporated in February 2002, as a subsidiary of the Bank. ENHC is operated as a real estate investment trust ("REIT"), which will provide additional flexibility and planning opportunities for the business of the Bank.

The Company operates in two reportable segments - banking and insurance.

All share and per share information presented is stated after giving effect to a 5-for-4 stock split distributed on June 12, 2001, to shareholders of record on May 25, 2001, and a 1-for-20 stock dividend payable on January 29, 2003, to shareholders of record on December 2, 2002.

The following discussion of financial condition and results of operations of the Company and the Bank and its wholly-owned subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes.

Statements included in this Management's Discussion and Analysis may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "may" and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company or the Company's management and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise forward-looking information, whether as a result of new, updated information, future events, or otherwise.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The Company's consolidated financial statements, are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.


The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and valuation of goodwill to be the accounting areas that require the most subjective or complex judgments and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses.

The amount of goodwill reflected in the Company's consolidated financial statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgement and the use of estimates related to the growth assumptions and market multiples used in the valuation model.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 1 to the consolidated financial statements discusses new accounting policies adopted by the Company during 2002 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent management believes the adoption of new accounting standards materially affects the Company's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.


RESULTS OF OPERATIONS
Net interest income, the difference between interest income and fee income on earning assets, such as loans and securities, and interest expense on deposits and borrowings, provides the primary basis for the Bank's results of operations. These results are also impacted by non-interest income, the provision for credit losses, non-interest expense and income taxes. Net income of $3.6 million in 2002 consists of $3.1 million related to the Company's banking activities and $0.5 million related to the Bank's insurance activities. The total net income of $3.6 million or $1.55 per share in 2002 compares to $2.6 million or $1.12 per share for 2001. The 2002 earnings reflect a one-time life insurance proceeds receipt of approximately $0.2 million and an adjustment to reduce pension expense by approximately $0.2 million. Both items, combined, resulted in a positive impact on 2002 earnings of approximately $0.4 million or $0.16 per share. Also in 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, under which the Company no longer amortizes goodwill. Adjusting 2001 earnings to exclude the effects of goodwill amortization, net income for such year increases by $0.3 million or $0.14 per share. For 2002, net income rose $0.7 million or 24.4% over 2001 after adjusting 2001 results to exclude goodwill amortization.

Net income in 2000 was $3.2 million or $1.40 per share. However, 2000 net income includes a one-time insurance proceeds benefit of $1.4 million on a life insurance policy on the former chairman, president and CEO. This policy was purchased to indirectly fund a future obligation of the Bank as part of the Supplemental Employee Retirement Plan ("SERP"). Excluding the one-time insurance proceeds, 2001 net income increased by $0.7 million or 40.0% over 2000.

NET INTEREST INCOME
Net interest income is dependent on the amounts and yields on interest earning assets as compared to the amounts of and rates on interest bearing liabilities.

The following table segregates changes in interest earned and paid for the past two years into amounts attributable to changes in volume and changes in rates by major categories of assets and liabilities. The change in interest income and expense due to both volume and rate has been allocated in the table to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                                                2002 Compared to 2001                              2001 Compared to 2000
                                              Increase (Decrease) Due to                         Increase (Decrease) Due to
                                        --------------------------------------------------------------------------------------------
                                                                                  ($000)
                                            Volume         Rate            Total          Volume           Rate            Total
                                            ------         ----            -----          ------           ----            -----
Interest earned on:
  Loans                                   $ 1,000        ($1,458)        ($  458)        $   982         ($  547)        $   435
  Taxable securities                          199           (538)           (339)            263            (117)            146
  Tax-exempt securities                       481            (65)            416             (16)             37              21
  Federal funds sold                          150           (209)            (59)             51             (77)            (26)
  Time deposits in other banks                  5              0               5               0               0               0
                                                -              -               -               -               -               -
Total interest-earning assets             $ 1,835        ($2,270)        ($  435)        $ 1,280         ($  704)        $   576
                                           ======       ========          ======          ======          ======            ====

Interest paid on:
  NOW accounts                            $    12        ($   44)        ($   32)        ($    2)        ($    7)        ($    9)
  Savings deposits                            319           (893)           (574)            105            (354)           (249)
  Time deposits                               274         (1,393)         (1,119)            414            (226)            188
  Federal Funds Purchased &
  other borrowings                             72            (67)              5             149             (33)            116
                                               --           ----               -             ---            ----             ---
Total interest-bearing liabilities        $   677        ($2,397)        ($1,720)        $   666         ($  620)        $    46
                                             ====       ========        ========            ====          ======             ===



Net interest income, before the provision for credit losses, increased to $10.4 million or 14.1% in 2002, as compared to $9.1 million in 2001, an increase of 6.2% from 2000 to 2001. This increase in 2002 is attributable to the increase in average earning assets of $25.8 million versus an increase of $19.1 million in average interest-bearing liabilities over 2001. This accounts, as indicated in the table above, for a net increase due to volume of approximately $1.2 million in net interest income. The tax-equivalent yield on earning assets decreased 87 basis points from 7.58% in 2001 to 6.71% in 2002, while the cost of funds had a greater decrease of 131 basis points, from 3.85% in 2001 to 2.54% in 2002. This resulted in a greater decrease in rate related changes on interest expense versus interest income, or a net increase in net interest income of approximately $0.1 million. The Bank's net interest margin increased from 4.20% during 2001 to 4.32% during 2002.

The increase in net interest income, before the provision for credit losses, in 2001 was primarily attributable to the increase in average earning assets of $19.1 million versus an increase of $15.9 million in average interest-bearing liabilities over 2000. The tax-equivalent yield on earning assets decreased 49 basis points from 8.07% in 2000 to 7.58% in 2001. The cost of funds decreased only 35 basis points, from 4.20% in 2000 to 3.85% in 2001. The Bank's net interest margin decreased from 4.43% at December 31, 2000, to 4.20% at December 31, 2001.

Management believes the increase in net interest margin from 2001 to 2002 is a result of a more stable interest rate environment during 2002. After the Federal Reserve cut key interest rates eleven times in 2001, 2002 had only one decrease of 50 basis points. The more stable rate environment allowed the Bank to more effectively manage within the current environment.

The Bank believes net interest margin will be challenged in 2003 due to two main factors. Banks are not only competing with each other for available business, but with other providers of loan and investment products, such as credit unions and insurance companies. A wealth of information is easily obtained by consumers via the Internet, from television and through print media. Competitors exist beyond the geographic trade area and banks generally have increased business volumes by offering higher deposit rates and lower loan rates, looking to other potential sources of income, such as fees and service charges, to increase earnings.

Secondly, as the Bank responds to competitive pricing for assets, the current low interest rate environment will make it difficult to competitively adjust the pricing of liabilities much further. The historically low environment provides the Bank a smaller interval to move rates on deposits to offset any decrease on assets.

The Bank regularly monitors its exposure to interest rate risk. The proper management of interest-sensitive funds will help protect the Bank's earnings against extreme changes in interest rates. The Bank's Asset/Liability Management Committee ("ALCO") meets monthly for the purpose of evaluating the Bank's short-range and long-range liquidity position and the potential impact on capital and earnings as a result of sudden changes in interest rates. The Bank has adopted an asset/liability policy that specifies minimum limits for liquidity and capital ratios. Ranges have been set for the negative impact acceptable on net interest income and on the market value of equity as a result of a shift in interest rates. The asset/liability policy also includes guidelines for investment activities and funds management. At its monthly meeting, the ALCO reviews the Bank's status and formulates its strategy based on current economic conditions, interest rate forecasts, loan demand, deposit volatility and the Bank's earnings objectives.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses represents the amount charged against the Bank's earnings to establish a reserve or allowance sufficient to absorb expected loan losses based on management's evaluation of the loan portfolio. Factors considered include current loan concentrations, charge-off history, delinquent loan percentages, input from regulatory agencies and general economic conditions.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review function and information provided by examinations performed by regulatory agencies.

The analysis of the allowance for loan losses is composed of three components: specific credit allocation, general portfolio allocation and subjectively by determined allocation. The specific credit allocation includes a detailed review of the credit in accordance with SFAS No. 114 and No. 118, and allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan.

The subjective portion of the allowance reflects management's current assessment of the New York State and local economies. Both have lagged behind national prosperity, which has continued to remain unsettled. Marginal job growth, in conjunction with a declining population base, has left the Bank's market more susceptible to potential credit problems. This is particularly true of commercial borrowers. Commercial loans represent a segment of significant past growth as well as concentration in the Company's real estate portfolio. Commercial real estate values may be susceptible to decline in an adverse economy. Management believes that the reserve is also in accordance with regulations promulgated by the OCC, and is reflective of its assessment of the local environment as well as a continued growth trend in commercial loans.

In 2002, the Bank charged $0.4 million against earnings for loan losses as compared to $0.4 million in 2001. In 2000, $0.7 million was charged against earnings for this purpose. Total non-performing loans amounted to $1,197,000 at December 31, 2002, as compared to $1,167,000 at December 31, 2001 and $1,460,000 at December 31, 2000.

The amount charged to loan losses over the past three years has been greater than the Bank's actual loan losses. The following table provides an analysis of the allowance for loan losses, the total of non-performing loans and total allowance for loan losses as a percentage of total loans outstanding for the three years ended December 31:


                                      2002                 2001                  2000

Balance, beginning of year        $ 1,786,115          $ 1,428,467          $   838,167
Provisions for loan losses            420,000              420,000              689,000
Recoveries                             15,689               17,250                6,356
Loans charged off                     (76,198)             (79,602)            (105,056)
                                     --------             --------            ---------

Balance, end of year              $ 2,145,606          $ 1,786,115          $ 1,428,467
                                    =========            =========            =========

Actual loan losses                       0.05%                0.06%                0.08%
Non-performing loans                     0.79%                0.81%                1.13%
Allowance for loan losses                1.42%                1.24%                1.11%



An allocation of the funding allowance for loan losses by portfolio type over the past five years follows: (all amounts in $000)

                                                   BALANCE AT         BALANCE AT       BALANCE AT        BALANCE AT      BALANCE AT
                                                     12/31/02          12/31/01         12/31/00          12/31/99        12/31/98
                                                  ATTRIBUTABLE       ATTRIBUTABLE     ATTRIBUTABLE      ATTRIBUTABLE    ATTRIBUTABLE
                                                       TO:                TO:               TO:              TO:             TO:

Real estate loans                                 $      844         $    455         $    600          $   716         $    457
Commercial loans & leases                                259               96               96               50               78
Installment loans (including credit cards )               72               74               66               56               53
Student loans                                              0                0                0                0                0
All other loans                                            0                0                0                0                0
Unallocated                                              971            1,161              666               16              141
                                                  ----------------------------------------------------------------------------------
                           Total                  $    2,146         $  1,786         $  1,428          $   838         $    729
                                                  ==================================================================================

Both the total increase in allowance for loan losses and allocation of the allowance to commercial loans and leases are in response to the increase in total commercial loans. Commercial real estate mortgages represent 61.1% or $77.9 million of total real estate mortgages at December 31, 2002, as compared to 57.9% or $70.8 million at December 31, 2001. Commercial real estate contains mortgage loans to developers and owners of commercial real estate. Additionally, commercial loans, which represent loans to a wide variety of businesses, small and moderate across varying industries, has increased to 13.5% of total loans or $20.5 million at December 31, 2002, as compared to 11.3% or $16.3 million at December 31, 2001. The increased allowance and allocation to commercial categories are to provide for the current economic condition deterioration. Commercial loans are more susceptible to decreases in credit quality in cyclical downturns and the larger individual balances of commercial loans expose the Company to larger losses. In addition, growth in the size of the commercial loan portfolio during 2002 required additional allowance to provide for probable losses inherent but undetected in the new loans originated during the year.

The unallocated portion of the allowance reflects estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss models. The Company has changed its portfolio mix in recent years. As a result, historical loss experience data used to establish allocation estimates might not precisely correspond to the current portfolio. The longer-term consequences of the September 11, 2001 terrorist attacks and the recessionary environment also affect the precision of the allocation model's estimates of loss. Given these recent factors, the losses in the historical testing period may not be representative of the actual losses inherent in the portfolio that have not yet been recognized.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. The methodology to determine the adequacy of the allowance for loan losses is consistent with prior years.

NON-INTEREST INCOME
Total non-interest income increased approximately $0.9 million or 20.9% in 2002 over 2001. This compares to an increase of approximately $0.9 million from 2000 to 2001. Non-interest income for 2002 included approximately $0.2 million of life insurance proceeds, which the Bank recorded as the beneficiary of a life insurance policy on a director. Excluding this one-time item, non-interest income increased $0.7 million or 16.8% from 2001 to 2002. Income from the M&W Agency, Inc. accounted for a substantial portion of this increase in non-interest income, approximately $0.5 million.

The competitive interest rate environment resulted in prepayment fees collected on refinanced loans totaling an additional $0.1 million. New mortgage volume and refinancings also increased appraisal fees and premiums received on residential mortgages sold to the Federal National Mortgage Association ("FNMA") for approximately $0.1 million. ENB Associates also benefited in the low interest rate environment as customers searched for higher yields in mutual funds and annuities. ENB Associates' revenue increased $0.1 million in 2002 as compared to 2001.

Additionally, the Bank has grown its ATM network with the addition of one at the new Amherst branch and two new offsite locations during 2002. Also, the usage of the Bank's point-of-sale debit cards has increased. Both data services have provided approximately an additional $0.1 million in fees as compared to 2001.

These increases were offset by a decrease of approximately $0.1 million in gains realized on the sale of assets, primarily planned sales of securities, totaling approximately $0.1 million in 2002 versus an approximate $0.2 million gain realized in 2001. During 2002, the Bank also recognized losses on sales and write downs in the carrying value of foreclosed real estate of $0.1 million.

Non-interest income for 2000 included approximately $1.4 million of life insurance proceeds, which the Bank recorded as the beneficiary of a life insurance policy on its former chairman, president and CEO. Excluding this one-time item, non-interest income increased $2.3 million or 99.7% from 2000 to 2001. Income from the M&W Agency, Inc. accounted for a substantial portion of this increase in non-interest income, approximately $1.8 million in 2001, which was the first full year it was operated by the Company. Income on a property foreclosed on in 2001 accounted for approximately $0.1 million in additional income in 2001.

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

NON-INTEREST EXPENSE
Total non-interest expense increased approximately $1.1 million or 11.7% in 2002 over 2001. In 2002, the ratio of non-interest expense to average assets was 4.01% compared to 4.01% in 2001 and 3.55% in 2000. Non-interest expense categories include those most impacted by branch expansion and the operations of the M&W Agency, Inc. and ENB Associates Inc.: salaries, occupancy, advertising, and supplies, among others. Salary and benefit expense increased 10.1% in 2002. Of the $0.5 million in salary and benefit expense increases in 2002, the Bank's operations contributed approximately $0.3 million of the increase and M&W Agency contributed approximately $0.2 million of the increase from 2001. The addition of the Amherst branch, increased loan staffing, M&W Agency expansion and promotional increases contributed to the increased salary costs. M&W Agency acquired the business, assets and certain liabilities of the Eden Agency in the beginning of 2002, and opened an additional office at the Derby Bank branch location, which led to its increased salary and benefits. The increased costs were offset by an adjustment to reduce pension expense of approximately $0.2 million related to the supplemental executive retirement plan ("SERP").

Occupancy expense increased approximately $0.2 million or 15.7%. The Bank's capital expenditures completed in 2002 included a new branch in Amherst, renovation of an owned building to house the Bank's loan operations, renovations to the Bank's administrative offices in Angola, New York, and M&W Agency's addition of the Eden location. All additions increased related occupancy expenses: utilities, rent, and depreciation, among others. Professional services increased $0.1 million or 29.6%. The Bank engaged outside consulting firms and attorneys for a revenue enhancement project, strategic expansion study and assistance in formation of ENHC.

Miscellaneous other expenses increased $0.2 million or approximately 11.2% in 2002. Expenses associated with Internet banking, ATM expense, telephone and data line costs, postage costs, maintenance on foreclosed properties, director fees and correspondent bank service charges fall under miscellaneous expenses. All of these categories increased in 2002 as compared to 2001, for approximately $0.5 million. Due to the January 1, 2002, SFAS No. 142 adoption by the Company, systematic goodwill amortization ceased and the net goodwill recorded by the Company is evaluated for impairment on an annual basis. The cessation of amortization expense offset the increases mentioned above by approximately $0.3 million, which was the expense recognized in 2001.

Salary and benefit expense increased 27.1% in 2001, over 2000. Of the $1.1 million increase in salary and benefit expenses in 2001, approximately $0.9 million is attributable to the addition of the M&W Agency, Inc. The remainder of the increase included merit/promotional increases, other additional staffing and expenses related to the Bank's retirement plans.

In 2001, occupancy expenses increased about $0.1 million or 12.9%. The cost of the occupancy expense for M&W Agency, Inc. contributed $0.1 million to occupancy expense. Repairs and maintenance increased approximately $0.1 million or 38.2%. This was largely due to M&W Agency, Inc. Professional services increased about $0.2 million or 65.7% due to increased fees related to the listing of the Company's common stock on the Nasdaq National Market. Accounting and legal fees comprised a majority of these expenses. M&W Agency, Inc. professional costs increased as a result of additional audit fees required to perform their annual external audit. The FDIC Assessment expense remained stable in 2001 as compared to 2000. New assessment rates went into effect on January 1, 2000. Other insurance decreased approximately $0.1 million or 22.9% in 2001 due to one-time premiums paid in 2000 for life insurance policies held on certain bank officers and directors.

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

Evans Bancorp, Inc. parent company expense increased approximately $0.1 million due to costs incurred for initial listing and annual fees for listing of the Company's common stock on the Nasdaq National Market. M&W Agency., Inc. miscellaneous costs increased approximately $0.1 due to a full year of operation as a part of the Company in 2001 versus four months during 2000.

PENSION
The Company maintains a qualified defined benefit pension plan, which covers substantially all employees. Additionally, the Company has entered into individual retirement agreements with certain current executives providing for unfunded supplemental pension benefits. Our pension expense for all pension plans, including the SERP, approximated $215,000 and $458,000 for the years ended December 31, 2002, and December 31, 2001, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our plan assets of 6.75%.

In developing our expected long-term rate of return assumption, we evaluated input from our actuary in conjunction with our historical returns based on the asset allocation of our portfolio. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually, and will adjust as necessary.

We base our determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.

The discount rate utilized for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 7.50% at September 30, 2001, for purposes of our deferred benefit pension plan and at December 31, 2001, for purposes of our SERP, both of which are the measurement dates, to 6.75% for both plans at September 30, 2002 and December 31, 2002, respectively.

TAXES
The provision for income taxes in 2002 of $1.2 million reflects an effective tax rate of approximately 24.9%. This compares to $1.1 million or 30.0% in 2001 and $0.8 million or 19.5% in 2000. There were two main factors for the decrease in the effective tax rate in 2002. The first was due to the establishment of ENHC as a REIT. In addition to the flexibility and planning opportunities for the Bank, it also provided state tax benefits. Additionally, the life insurance proceeds recorded in 2002 were tax exempt and contributed to a more favorable tax position. The Bank also continues to maintain a substantial investment in tax-advantaged municipal bonds, which contributes to its favorable tax position.

A significant reason for the increase in the effective tax rate in 2001 over 2000 was a full year of non-tax deductible goodwill amortization expense related to the M&W Agency acquisition. Additionally, the life insurance proceeds recorded in 2000 were tax-exempt income also contributing to the favorable tax position in that year.

FINANCIAL CONDITION
The Bank had total assets of $288.7 million at December 31, 2002, an increase of $40.0 million or 16.1% over $248.7 million at December 31, 2001. Net loans of $149.0 million increased 4.6% or $6.5 million over the previous year. Securities increased $22.6 million or 26.9% and cash and cash equivalents increased $9.1 million or 84.8%. Deposits grew by $35.2 million or 17.3%. Shareholders' equity increased $3.9 million or 14.5%. Net unrealized gains/losses on investment securities held by the Bank increased $1.3 million over 2001.

LOANS
Loans comprised 59.8% of the Bank's total average earning assets in 2002. Actual year-end balances increased 4.6% versus an increase of 10.8% in 2001 and 10.6% in 2000. The Bank continues to focus its lending on commercial and residential mortgages, commercial loans and home equity loans. Commercial mortgages make up the largest segment of the portfolio at 53.2% of total loans. Residential mortgages comprise 12.9% of the portfolio and 15.3% are home equity loans. Other commercial loans account for 16.6% of outstanding loans. Commercial loans total $105.5 million at December 31, 2002, reflecting a 10.6% or $10.1 million increase for the year. Total loan growth was in spite of a decrease in total consumer loans of 6.6% or $3.2 million for the year, primarily due to the refinancings of fixed rate residential mortgages and corresponding sales of such mortgages in the secondary market, as a result of the low interest rate environment and to minimize interest rate risk in the Bank's portfolio. Given the current low interest rate environment, the Bank continues to sell certain fixed rateresidential loans originated under a certain interest rate level, while maintaining the servicing right to such loans.

At December 31, 2002, the Bank had a loan/deposit ratio of 63.1%. This compares to a loan/deposit ratio of 70.6% at December 31, 2001.

At December 31, 2002, the Bank retained the servicing rights to $24.0 million in long-term mortgages sold to the FNMA since becoming a member in 1995. This compares to a loan servicing portfolio principal balance of $16.0 million at December 31, 2001. This arrangement allows the Bank to offer long-term mortgages without exposure to the associated interest rate risks, while retaining customer account relationships. In 2002 and 2001, the Bank sold loans to FNMA totaling approximately $11.6 million and $8.5 million respectively. The Bank did not record any related asset to the servicing portfolio rights as management determined it immaterial.

SECURITIES AND FEDERAL FUNDS SOLD
Securities and federal funds sold made up the remaining 40.2% of the Bank's total average earning assets at December 31, 2002. These categories provide the Bank with additional sources of liquidity and income. The Bank's securities portfolio increased 26.9% over the prior year. It continues to be strongly concentrated in tax-advantaged municipal bonds, which make up 47.7% of the portfolio, US government-guaranteed mortgage-backed securities which make up 41.9% of the portfolio, and US government-sponsored agency bonds of various types which comprise 9.2% of the total. As a member of both the Federal Reserve System and the Federal Home Loan Bank, the Bank is required to hold stock in those entities. These investments made up 1.2% of the portfolio at December 31, 2002. The credit quality of the securities portfolio is strong, with 93.9% of the securities portfolio carrying the equivalent of a Moody's rating of AAA.

Federal funds sold balances are largely maintained for liquidity purposes. The average balance maintained in federal funds sold increased slightly in 2002 to 2.1% of total average earning assets from 1.5% in 2001.

The tax-equivalent yield earned on securities and federal funds sold decreased 79 basis points in 2002 moving from 6.70% in 2001 to 5.91% in 2002. This compares to 7.00% in 2000. Available yields on investments have declined throughout the year. The Bank's investment strategy has been focused on the purchase of seasoned and new production mortgage-backed securities of moderate average lives (3 to 5 years), which have been purchased at discounts, at par, and at premiums, to par. Based on the Company's evaluation, mortgage-backed securities are an appropriate investment vehicle in response to a low interest rate environment. Mortgage-backed securities offer competitive yields, provide monthly cash flows, serve as acceptable collateral, and have most of the liquidity characteristics of US Treasury notes and bonds. Total mortgage-backed securities increased $15.1 million, or 51.0% from 2001.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact on prepayment rates. The Company uses a third party's computer simulation model to monitor the average life and yield volatility of mortgage pools under various interest rate assumptions.

The Company manages its securities available for sale portfolio on a total return basis. In this respect, management regularly reviews the performance of its securities and sells specific securities to enhance net interest income and net interest margin. The Bank experienced $0.1 million in net gains on these sales in 2002.

SFAS No. 115 outlines accounting and reporting requirements for investment securities. All securities are designated at the time of purchase as either "held to maturity" or "available for sale". Securities designated as held to maturity are stated on the balance sheet at amortized cost. Those designated as available for sale are reported at fair market value. At December 31, 2002, $3.6 million in securities were designated as held to maturity. These bonds are primarily municipal investments that the Bank has made in its local trade area.

The available for sale portfolio totaled $103.0 million or approximately 96.6% of the Bank's securities portfolio at December 31, 2002. Net unrealized gains and losses on available for sale securities resulted in a net unrealized gain of $3.4 million at December 31, 2002, as compared to $1.1 million at December 31, 2001. Interest rates decreased in 2002 as discussed above, driving market prices up on fixed income bonds held in the portfolio. Unrealized gains and losses on available for sale securities are reported, net of taxes, as a separate component of shareholders' equity. At December 31, 2002, the impact to equity was a net unrealized gain of approximately $1.9 million.

DEPOSITS
Total deposits increased $35.2 million or 17.3% in 2002 over 2001. Core deposit growth has been an area the Bank has focused on and its success is evident in the 12.8% increase in demand deposits, 9.7% increase in NOW accounts, and 47.5% increase in savings accounts. Savings deposit growth is primarily due to the Bank's success in attracting municipal deposits with a revamped money market type product called Muni-Vest. Muni-Vest is geared at paying higher money market equivalent rates of return to municipalities and school districts in markets where the Bank operates. Time deposits of less than $100,000 decreased 1.4% in 2002, as the Bank was less aggressive in 2002 in pursuing these generally more costly deposits.

Certificates of deposit in excess of $100,000 decreased 1.5%. These funds are generally not considered core deposits. Many of these deposits are obtained from municipalities through the competitive bidding process. Others are obtained from commercial and retail customers looking for the safety of an FDIC-insured deposit. Certificates of deposit in excess of $100,000 have increased significantly in 2002 over the past several years prior to 2002 due to the Bank's expansion of its trade area.

LIQUIDITY
The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the Federal Home Loan Bank ("FHLB"), the Bank is able to borrow funds at competitive rates. Advances of up to $13.1 million can be drawn on the FHLB via the Overnight Line of Credit Agreement. An amount equal to 25% of the Bank's total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $7 million in federal funds from one of its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the discount window. Additionally, the Bank has access to capital markets as a funding source.

The cash flows from the investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At December 31, 2002, approximately 6.4% of the Bank's securities had maturity dates of one year or less and approximately 19.2% had maturity dates of five years or less. At December 31, 2002, the Bank had net short-term liquidity of $36.9 million as compared to $37.0 million at December 31, 2001. Available assets of $115.1 million, less public and purchased funds of $73.0 million, resulted in a long-term liquidity ratio of 158% at December 31, 2002, versus 177% at December 31, 2001.

Liquidity needs can also be met by aggressively pursuing municipal deposits, which are normally awarded on the basis of competitive bidding. The Bank maintains a sufficient level of US government and government agency securities and New York State municipal bonds that can be pledged as collateral for these deposits.

CAPITAL
The Bank has consistently maintained regulatory capital ratios at, or above "well capitalized" standards. For further detail on capital and capital ratios, see Note 18 to the Consolidated Financial Statements.

Total stockholders' equity was $30.9 million at December 31, 2002, up from $27.0 million at December 31, 2001. Equity as a percentage of assets was 10.7% at December 31, 2002, compared to 10.8% at December 31, 2001. Book value per common share rose to $13.22 at December 31, 2002, up from $11.64 at December 31, 2001.

In September 2001, the Company's Board of Directors authorized the repurchase of up to 50,000 shares of Evans Bancorp's outstanding common stock over the following two years. In July of 2002, the Board approved an extension of the repurchase plan for two years from the July 2002 date. Shares are held for reissue in connection with the Company's "Stock Dividend Reinvestment Plan" and general corporate purposes. During 2002 and 2001 the Company repurchased under the plan 1,100 shares and 0 shares, respectively. Subject to ongoing capital and investment considerations, management intends to continue to repurchase shares in 2003 on an opportunistic basis.

Evans Bancorp paid dividends per share of common stock of $0.56 in 2002, $0.47 in 2001 and $0.40 in 2000. The dividend payout is continually reviewed by management and the Board of Directors. The dividend payout ratio, which represents dividends per share divided by earnings per share, was 36.1% and 42.0% for the years 2002 and 2001, respectively.

INTEREST RATE RISK
The Company's asset/liability management strategy is to maximize earnings and return on capital while limiting exposure to risks associated with a volatile interest rate environment. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the type and terms of interest earning assets and interest bearing liabilities that generate favorable earnings, while limiting the potential negative effects of changes in market interest rates.

Management uses income simulation models to quantify the potential impact on earnings and capital with changes in interest rates. The model uses cash flows and repricing information from loans and certificates of deposit, plus repricing assumptions on products without specific repricing dates (e.g. savings and interest bearing demand accounts), to calculate durations of each of the Bank's assets and liabilities. In addition, the model uses management assumptions on growth with duration to project income. The model also projects the effect on income due to changes in interest rates as well as the value of the Company's equity in each of the theoretical rate environments.

The Company maintains specific interest rate risk management policy limits. Based on simulation modeling, these guidelines include a +/- 5.25% of net interest income and a 6% of capital threshold on the value of the Company's economic value of equity. At December 31, 2002, the effect of an immediate 200 basis point increase in interest rate would increase the Company's annual net interest income by 2.7%, or $0.3 million. A 200 basis point decrease in interest rate would decrease annual net interest income by 3.8% or approximately $0.4 million.

The Company and its subsidiary, M&W Agency, Inc., lease certain offices, land and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $293,000 in 2003, $265,000 in 2004, $175,000 in 2005, $173,000 in 2006, $179,220 in 2007 and
$1,727,000 thereafter.


Financial instruments with off balance sheet risk at December 31, 2002 included $10.4 million in undisbursed lines of credit at an average interest rate of 5.1%, $3.9 million in fixed rate loan origination commitments at 8.9%, $25.7 million in adjustable rate loan origination commitments at 5.5% and $1.7 million in adjustable rate letters of credit at an average rate of 5.3%.

The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity
Year ended December 31,       2003       2004       2005       2006      2007    Thereafter   Total   Fair Value

Interest - Assets
($000s)
Loans receivable, fixed      7,441       5,178     4,434      5,312     4,696     16,246      43,307    56,380
Average interest             7.60%       8.20%     8.03%      7.92%     7.52%      7.58%
Loans receivable, adj       22,395       6,455     7,585      8,453     6,182     56,766     107,836   107,836
Average interest             5.53%       6.69%     7.28%      6.95%     6.88%      6.63%
Federal funds                8,450
Average interest             1.25%
Time demand other banks        877
Average interest             2.60%
Investment securities       17,711      15,431     6,607      3,673     4,529     58,721     106,672   106,672
Average interest             4.44%       5.46%     5.32%      5.58%     5.88%      6.85%


Interest - Liabilities
($000s)
Deposits                 169,844          15,869           3.320         3.901          1,908          0       194,842      196,095
Average interest           1.75%           2.68%           3.98%         5.30%          4.16%         0%
Borrowed funds             9,933           2,437           1,467           707             91         19        14,654       14,654
Average interest           2.70%           5.24%           5.43%         5.49%          8.91%      9.00%


MARKET RISK
When rates rise or fall, the market value of the Bank's rate-sensitive assets and liabilities increases or decreases. As a part of the Bank's asset/liability policy, the Bank has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. The Bank's securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per SFAS No. 115. The Bank has established an acceptable range target of negative 25% of total capital, before SFAS No. 115 (after tax), as the maximum impact to equity as a result of marking available for sale securities to market. At year-end, the impact to equity as a result of marking available for sale securities to market was an unrealized gain of $1.9 million. On a quarterly basis, the available for sale portfolio is shocked for immediate rate increases of 100 and 200 basis points. At December 31, 2001, the Bank determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion. The Bank's capital ratios are also reviewed on a quarterly basis. Unrealized gains and losses on available for sale securities are not included in the calculation of these ratios.

CAPITAL EXPENDITURES
The Bank has approved the construction and furnishing of a new branch office in 2003. The cost to the Bank is expected to be approximately $0.9 million. Other planned expenditures include replacing a number of personal computers, replacing/adding automated teller machines (ATMs) and miscellaneous other equipment. The Bank believes it has a sufficient capital base to support these capital expenditures with current assets and retained earnings.

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

FOURTH QUARTER RESULTS
Net income for the fourth quarter of 2002 was approximately $0.9 million or $0.37 per share, which reflects an increase of approximately $0.3 million or 57.7% from approximately $0.5 million or $0.24 per share in the fourth quarter 2001. Adjusting fourth quarter 2001 earnings to exclude the effects of goodwill amortization, net income for such quarter increases $80 thousand or $0.03 per share. For the fourth quarter of 2002, net income rose $236 thousand or 37.6%, after adjusting 2001 results to exclude goodwill amortization. All per share results reflect the 5-for-4 stock split distributed in June 2001 and the 5% stock dividend payable to shareholders of record as of December 2, 2002, on January 29, 2003.

During the fourth quarter of 2002, net interest income was $2.5 million, which reflects an increase of $0.3 million or 11.3% over the same time period in 2001. An increase in average earning assets and a widening of the Bank's net interest margin were the most significant factors contributing to the improvement in net interest income.

Non-interest income was $1.4 million in the fourth quarter of 2002, which reflects a $0.4 million or 35.7% increase over the same time period in 2001. Insurance sales and fees comprised $0.2 million of this increase due to growth in the business of M&W Agency, Inc. Also, approximately $0.2 million of the increase was due to an adjustment in the actuarial retirement calculations, which is reflected as a decrease in SERP expense in the consolidated statements of income.

Non-interest expense for the fourth quarter of 2002 was $2.8 million, which reflects a $0.3 million or 13.9% increase over the same time period in 2001. Occupancy expense comprised $0.1 million of the increase due to costs related to Company expansion including the new Bank branch in Amherst, New York, M&W Agency growth and Bank administrative space remodeling. Goodwill amortization expense decreased in the fourth quarter of 2002 by approximately $0.1 million from the same time period in 2001, due to the cessation of goodwill amortization as a result of implementation of SFAS No. 142 on January 1, 2002. Professional services increased in the fourth quarter of 2002 by approximately $0.1 million from the same time period in 2001, due to fees related to two consulting projects related to market expansion strategy and revenue enhancement in 2002. Other non-interest expense increased $0.2 million in the fourth quarter 2002, over the same time period in 2001. This was due to a number of factors including: ATM card fees due to increased off-premise ATM activity, telephone and data line expenses due to Bank branch and M&W Agency expansion, appraisal expense as a result of increased mortgage origination and refinancing activity and greater charitable contributions in funding the Bank's newly created Foundation for charitable giving purposes.

During the fourth quarter 2002, net loans increased by $0.7 million or 0.5% to $149.0 million at December 31, 2002. During the fourth quarter 2002, commercial loans increased by $1.5 million or 1.5% to $105.5 million at December 31, 2002. During the fourth quarter 2002, consumer loans decreased $0.7 million or 1.6% to $45.3 million at December 31, 2002. These changes are primarily due to the Company's strategy to continue emphasizing commercial loan originations, while selling fixed rate residential mortgages originated under a certain interest rate level.

During the fourth quarter, deposits increased $23.5 million or 10.9% to $239.5 million at December 31, 2002, due primarily to growth in municipal savings with the Bank's revamped product called Muni-Vest, which provides municipalities and school districts with a money market type of product.

Segment Information
In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company's reportable segments have been determined based upon its internal profitability reporting system, which are comprised of banking and insurance activities.

The banking activities segment includes all of the activities of Evans National Bank in its function as a full-service commercial bank. This includes the operations of ENB Associates Inc., which provides non-deposit investment products. Net income from banking activities was $3.1million in 2002, which represents a $0.9 million or 38.2% increase over 2001. The increase in net income from banking activities was driven significantly by an improvement in net interest income as a result of the more stable interest rate environment during 2002 as compared to 2001. Total assets of the banking activities segment increased $39.2 million or 16.0% during 2002 to $284.1 million at December 31, 2002, due primarily to normal banking activities and growth in deposits which were utilized to fund loans and the investment securities portfolio.

The insurance activities segment includes activities of the M&W Agency, Inc., which is a retail property and casualty insurance agency with ten locations in the Western New York area. Net income from insurance activities was $0.5 million in 2002, which represents a $0.2 million or 51.0% increase over 2001. Growth in the overall M&W Agency property and casualty lines of business as well as the acquisition of the business of the Eden Agency on January 1, 2002, contributed to the improvement in net income in 2002 over 2001. Total assets of the insurance activities segment increased $0.8 million or 20.4% during 2002 to $4.6 million at December 31, 2002, due primarily to the acquisition of the business of the Eden Agency and Frontier Claim Services during 2002.

NEW ACCOUNTING STANDARDS
SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, was issued August 2001. This statement supercedes SFAS 121, APB No. 30, and amends ARB No. 51. The Statement establishes a single accounting model for long-lived assets to be disposed of by sale and resolve significant implementation issues related to SFAS No. 121. However, this Statement retains fundamental provisions of SFAS No. 121, APB Opinion 30, and ARB No. 51. The Statement was effective for the Company beginning on January 1, 2002 and did not have a material impact on the Company's financial statements.

SFAS No. 147, Acquisitions of Certain Financial Institutions, was issued October 2002. This statement amends SFAS Nos. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit card holder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for the other long-lived assets that are held and used. The Statement is effective after September 30, 2002 and did not have a material impact on the Company's financial statements.

FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued by the FASB in November 2002. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordination interests in an Special Purpose Entity (SPE), and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45, but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and guarantee, which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The requirements of FIN 45 did not have a material impact on the results of operations, financial position or liquidity.

FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, was issued by FASB in January 2003. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and to determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in a entity will need to consolidate the entity if the company's interests in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The requirements of FIN 46 did not have a material impact on the results of operations, financial position or liquidity.

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, was issued in December 2002, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123's fair value method of accounting, if a company so elects. The Company currently has no outstanding stock-based employee compensation.



ITEM 7a. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See discussion under Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations - "Interest Rate Risk" and "Market Risk"


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Part IV, Item 15, "Exhibits, Financial Statement Schedules and Reports on Form 8-K"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURES

On or about March 24, 2003, the Company filed a report on Form 8-K to report that it had decided to engage KPMG LLP as its principal accountants for the fiscal year ending December 31, 2003 and chose not to renew the engagement of Deloitte & Touche LLP, which was currently serving as the Company's independent auditor. See Part IV, Item 15, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K".


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth the names, ages, and positions of the Directors and all persons nominated to become Directors at the 2003 Annual Meeting of Shareholders:


NOMINEES FOR DIRECTORS:
----------------------                                                                                        TERM
                          NAME                          AGE             POSITION                             EXPIRES
                          ----                          ---             --------                             -------
                       LaVerne G. Hall                  65           Director                                2003

                       Robert G. Miller, Jr.            46           Director                                2003

                       John R. O'Brien                  53           Director Nominee                        N/A

                       James Tilley                     61           President/CEO, Director                 2003

                       Nancy W. Ware                    46           Director Nominee                        N/A

DIRECTORS:
---------
                             NAME                       AGE             POSITION                            TERM
                             ----                       ---             --------                            ----
                       Robert W. Allen                  77           Secretary, Director                    2005

                       William F. Barrett               61           Director                               2005

                       James E. Biddle, Jr.             41           Director                               2005

                       Phillip Brothman                 65           Chairman of the Board,                 2004
                                                                     Director

                       David M. Taylor                  52           Director                               2004

                       Thomas H. Waring, Jr.            45           Vice Chairman of the Board,            2004
                                                                     Director


        Each Director is elected to hold office for a three year term and until his successor is elected and qualified.


DIRECTORS:

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

        Mr. Taylor has been a Director since 1986 and is President of Concord Nurseries, Inc.

        Mr. Tilley has been a Director since 2001 and is the President and Chief Executive Officer of Evans Bancorp, Inc. and Evans National Bank. From January 1988 until January, 2001, he was the Senior Vice President of the Company.

        Mr. Waring has been a Director since 1998. He is the principal of Waring Financial Group, an insurance and financial services firm. He was elected Vice Chairman of the Board by the Board of Directors in January 2001.

NOMINEES FOR NEW DIRECTORS:

        Mrs. Ware has been nominated by the Board of Directors to be elected as a Director to fill the vacancy resulting from the death of David C. Koch. She is the President of EduKids, Inc. Early Childhood Centers.

        Mr. O'Brien has been nominated by the Board of Directors to be elected as a Director. He is the Executive Director of Financial Administration for the Diocese of Buffalo.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning the registrant's executive officers is presented below as of February 20, 2003. The year the officer was first appointed to the indicated position with the registrant or its subsidiary is shown parenthetically. In the case of each corporation noted below, officers' terms run until the first meeting of the Board of Directors after such corporation's annual meeting, and until their successors are elected and qualify.

        James Tilley, age 61, is President (2001) and Chief Executive Officer
(2001) of Evans Bancorp, Inc. and Evans National Bank. He is also a Director of Evans Bancorp, Inc. (2001) and Evans National Bank (2001). From January 1988 until January 2001, he was the Senior Vice President of Evans Bancorp, Inc. and Evans National Bank.

        William R. Glass, age 56, is Senior Vice President and Treasurer of Evans Bancorp, Inc. (1994 ) and Senior Vice President at Evans National Bank (1993 ).

        Mark DeBacker, age 33, is Senior Vice President and Chief Financial Officer of Evans Bancorp, Inc. (2001) and Evans National Bank (2001). Prior to 2001, Mr. DeBacker was Chief Financial Officer of Niagara Falls Memorial Medical Center from June 1999 through May 2001. From November 1998 through June 1999, Mr. DeBacker was Director of Financial Reporting and Accounting at Via Health, Inc. From 1991 through November 1998, Mr. DeBacker was with Deloitte & Touche LLP in various capacities, the latest being audit manager.

        Robert G. Miller, Jr., age 46, is President of M&W Agency, Inc. (2000) and President of ENB Associates, Inc. (2001). He is also a Director of Evans Bancorp, Inc. (2001) and Evans National Bank (2001). Prior to 2000, he had served as the President of M&W Group, Inc. since 1994.

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

        Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during 2002 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with by such persons, except that Mr. Hall filed one late report in 2002.


ITEM 11. EXECUTIVE COMPENSATION

        There is shown below information concerning the annual and long-term compensation of the following named executive officers for service in all capacities to the Company for the years 2002, 2001, and 2000: President and Chief Executive Officer; Senior Vice President of the Loan Division; Senior Vice President and Chief Financial Officer; and President of M&W Agency, Inc. No other executive officer earned in excess of $100,000.




                                                         SUMMARY COMPENSATION TABLE
                                                                                                   LONG-TERM
                                                     ANNUAL COMPENSATION                         COMPENSATION
                                                 ============================================================================

                                                                                       AWARDS      PAYOUTS
NAME OF AND                                                                            STOCK      LONG-TERM
PRINCIPAL                                                                             OPTION      INCENTIVE      ALL OTHER
POSITION                                 YEAR      SALARY      BONUS      OTHER(1)   (SHARES)      PAYOUTS     COMPENSATION
--------                                 ----      ------      -----      --------   --------      -------     ------------
James Tilley                             2002     $172,692    $23,000      $3,454       -0-         -0-           -0-
President & CEO                          2001     $143,301    $15,000      $2,866       -0-         -0-           -0-
                                         2000     $122,412    $12,500      $2,448       -0-         -0-           -0-

William R. Glass                         2002     $132,500    $18,000      $2,650       -0-         -0-           -0-
Senior Vice President                    2001     $124,264    $15,000      $2,485       -0-         -0-           -0-
                                         2000     $115,022    $12,500      $2,300       -0-         -0-           -0-


Mark DeBacker                            2002      $99,615    $11,000      $1,077       -0-         -0-           -0-
Senior Vice President & Chief            2001      $53,711        -0-         -0-       -0-         -0-           -0-
Financial Officer

Robert G. Miller, Jr.                    2002     $170,886    $68,293      $3,908       -0-         -0-           -0-
President                                2001     $161,569    $25,000      $3,231       -0-         -0-           -0-
M&W Agency, Inc.                         2000      $40,752        -0-         -0-       -0-         -0-           -0-
ENB Associates, Inc.




    (1) Includes the Bank's contribution to the Employee Savings Plan made for the benefit of Mr. Tilley of $3,454 in 2002, $2,866 in 2001, and $2,448 in 2000; for the benefit of Mr. Glass of $2,650 in 2002, $2,485 in 2001, and $2,300 in 2000; for the benefit of Mr. DeBacker of $1,077 in 2002; and for the benefit of Mr. Miller of $3,908 in 2002, and $3,231 in 2001. See "Employee Savings Plan". Does not include personal benefits which did not exceed 10% of Mr. Tilley's, Mr. Glass', Mr. DeBacker's or Mr. Miller's salary and bonus in any year.

Employment Agreements

     Mr. James Tilley, Mr. William Glass, and Mr. Mark DeBacker have each entered into an Employment Agreement with the Bank which runs through December 31, 2007. Each Employment Agreement provides that salary will be set annually by the Board of Directors. If the Bank terminates the Employment Agreement without cause, the Bank is obligated to continue to pay base salary for the longer of three months or the remainder of the term of the Employment Agreement.

     Mr. Miller has entered into an Employment Agreement with M&W Agency, Inc. which runs through December 31, 2005. The Employment Agreement provides that he receive an annual salary of $150,000, subject to increases as may be approved from time to time by the Board of Directors, plus a bonus based upon the earnings before interest and taxes of M&W Agency, Inc. in excess of specific target amounts, up to $100,000 annually. If M&W Agency, Inc. terminates the Employment Agreement without cause, it is obligated to pay his salary, plus benefits, for the longer of three months or the remainder of the term of the Employment Agreement.

Pension Plan

     The Bank maintains a defined benefit pension plan for all eligible employees, including employees of its subsidiaries. An employee becomes vested in a pension benefit after five years of service. Upon retirement at age 65, vested participants are entitled to receive a monthly benefit. Prior to a May 1, 1994 amendment to the plan, the monthly benefit under the pension plan was 3% of average monthly compensation multiplied by years of service up to a maximum of fifteen years of service. In 1994, the pension plan was amended to change the benefit to 1% of average monthly compensation multiplied by years of service up to a maximum of thirty years of service. However, the benefits already accrued by employees prior to this amendment were not reduced by the amendment. Mr. Tilley, Mr. Glass, and Mr. Miller are participants in the pension plan, and as of December 31, 2002, Mr. Tilley had thirteen years of credited service and his average monthly compensation under the plan was $12,059; Mr. Glass had nine years of credited service and his average monthly compensation under the plan was $10,739; Mr. DeBacker had one year of credited service and his average monthly compensation under the plan was $8,301; and Mr. Miller had two years of credit service and his average monthly compensation under the plan was $14,894.

Supplemental Executive Retirement Plans

     The Bank maintains Supplemental Executive Retirement Plans (SERPs) with Mr. Tilley and Mr. Glass. During 2002, the Bank amended its existing SERP with Mr. Glass. Under the SERPs, as amended, Mr. Tilley and Mr. Glass are entitled to additional annual pension payments of $66,943 and $42,517, respectively, for 20 years after retirement at age 65, unless their employment is terminated earlier. The SERPs, as amended, also provide death benefits in the same annual amounts in the event the executive dies prior to age 65, which are payable over 20 years. The Bank has purchased life insurance policies on Mr. Tilley and Mr. Glass to assist in funding its obligations under their SERPs.

Employee Savings Plan

     The Bank also maintains a 401(k) salary deferral plan to assist employees, including employees of its subsidiaries, in saving for retirement.

     All employees are eligible to participate on the first of the month following one year of service, provided they have completed 1,000 hours of service. Eligible employees can contribute up to the maximum amount allowable under the Internal Revenue Code ($11,000 in 2002). An automatic 1% of base pay contribution is made by the Bank and in addition, the Bank makes a matching contribution at a rate of 25% of the first 4% contributed by a participant. Participants are always 100% vested in their own contributions and the Bank's matching contribution is also 100% vested.

     Individual account earnings will depend on the performance of the investment funds in which the participant invests. Specific guidelines govern adjustments to contribution levels, investment decisions and withdrawals from the plan. The benefit is paid as an annuity unless the employee elects one of the optional forms of payment available under the plan. See "Summary Compensation Table" for a summary of the amounts contributed by the Bank to this Plan for the benefit of Mr. Tilley, Mr. Glass, Mr. DeBacker, and Mr. Miller.

                            COMPENSATION OF DIRECTORS

     For the year 2002, members of the Board of Directors were compensated at the rate of $950 per meeting, with the Secretary receiving $1,050 per meeting. Total directors' fees during 2002 amounted to $215,560 (including committee fees and $47,810 of deferred compensation). In addition to monthly Director fees, Mr. Brothman received $35,000 in 2002 for serving as the Chairman of the Board of Directors of the Company and the Bank. Effective January 1, 2003, Mr. Brothman will receive $38,500 as an annual fee for serving as the Chairman of the Board of Directors of the Company and the Bank in addition to the monthly Director fees. If the amended Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan is approved by the Shareholders at the 2003 Annual Meeting of Shareholders, Mr. Brothman and the other non-employee Directors will also receive the Director Options provided by the amended plan.



                       HUMAN RESOURCE COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

     The Human Resource Committee of the Board of Directors serves as the Human Resource Committee of the Company. The members of the Human Resource Committee are: Phillip Brothman, LaVerne G. Hall, William F. Barrett, James Tilley, and Thomas H. Waring, Jr. Mr. Tilley is President and Chief Executive Officer of the Company and the Bank, Mr. Brothman is Chairman of the Board, and is a partner of the law firm of Hurst, Brothman & Yusick which served as general counsel to the Company and received legal fees, and Mr. Waring, owner of Waring Financial Group, receives commissions on certain life insurance premiums paid by the Company. See Item 13. Certain Relationships and Related Transactions.

     There are no Human Resource Committee Interlocks required to be disclosed in this Annual Report.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of February 20, 2003, the number (rounded to the nearest whole share) of outstanding shares of Common Stock beneficially owned by (i) each shareholder known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) all directors and nominees of the Company individually, and (iii) by all executive officers and directors as a group:

Name (and Address of Beneficial            Nature and Amount of                Percent of
Owner Owning More Than 5%)                Beneficial Ownership                   Class
--------------------------                --------------------                   -----

Robert W. Allen (1)                                39,984                         1.71%

William F. Barrett (2)                            203,435                         8.72%
8685 Old Mill Run
Angola, NY 14006

James E. Biddle, Jr.                                  840                         0.04%

Phillip Brothman (3)                               28,637                         1.23%

LaVerne G. Hall (4)                                68,484                         2.93%

Robert G. Miller, Jr. (5)                          60,914                         2.93%

John R. O'Brien                                       450                         0.02%

David M. Taylor (6)                                 5,629                         0.24%


Name (and Address of Beneficial            Nature and Amount of         Percent of
Owner Owning More Than 5%)                Beneficial Ownership            Class
--------------------------                --------------------            -----


James Tilley (7)                                   892                     0.04%

Nancy W. Ware                                      450                     0.02%

Thomas H. Waring, Jr.                              716                     0.03%

Directors and Officers as a Group              412,163                    17.66%
(13 persons)
(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)

(1)  Includes 3,725 shares owned by Mr. Allen's wife.

(2)  Includes 57,473 shares owned by Mr. Barrett's wife.

(3) Includes 2,081 shares owned by Mr. Brothman's wife and 1,204 shares owned by Merrill Lynch as custodian for Phillip Brothman IRA account.

(4)  Includes 26,551 shares owned by Mr. Hall's wife.

(5) Includes 12,098 shares held for Mr. Miller's benefit under an escrow agreement dated September 1, 2000 entered into in connection with the acquisition of the assets and business of M&W Group, Inc. by the Company; 139 shares owned by Mr. Miller's son, as to which he disclaims beneficial ownership; and 280 shares owned by Mr. Miller's daughter, to which he disclaims beneficial ownership.

(6)  Includes 393 shares owned jointly by Mr. Taylor and his wife.

(7) Includes 2 shares held by Mr. Tilley's wife, 13 shares held by Mr. Tilley in trust for his grandson, and 106 shares owned jointly by Mr. Tilley and his mother.

(8) Includes 1,312 shares owned by Mr. William Glass, Treasurer of Evans Bancorp, Inc., held jointly with Mr. Glass's wife.

(9) Includes 420 shares owned by Mr. DeBacker, Chief Financial Officer of Evans National Bank.

(10) Excludes 36,078 shares owned by the Estate of David C. Koch, his wife, and his son. Mr. Koch was a director until his death on December 13, 2002.

     See Item 5(d) for Equity Compensation Plan Information

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

     In 2002, the Company paid approximately $190,560 in life insurance premiums to Massachusetts Mutual. Thomas H. Waring, Jr. received renewal commissions on such premium payments.

     M&W Agency, Inc., a subsidiary of Evans National Bank, leases certain of its offices from Millpine Enterprises, a partnership of Robert G. Miller, Jr., his father, and his brother.

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures.

                Based upon their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act rules 13a-14(c) and 15d-14(c)), James Tilley, President and Chief Executive Officer, and Mark DeBacker, Senior Vice President and Chief Financial Officer, believe that the Company's disclosure controls and procedures were effective as of December 31, 2002.

          (b) Changes in internal controls.

                There were no significant changes in the Company's internal controls or in other factors that could significantly affect controls subsequent to December 31, 2002 through the date of this Annual Report on Form 10-K, including any corrective actions with regard to significant deficiencies and material weaknesses.



ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following financial statements and independent auditors' report thereon are included herein or are incorporated by reference are included from 2002 Annual Report to Shareholders pages 54 through 109 in response to Part II,
Item 7.

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

3.   Exhibits

     Exhibit                                                                    Page
       No                   Name                                                No.
    --------                ----                                                ----

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

     10.7                   Evans National Bank Supplemental Executive          n/a
                            Retirement Plan for Richard M. Craig dated
                            February 16, 1999 (7)

     10.8                   Evans National Bank Supplemental Executive          n/a
                            Retirement Plan for James Tilley dated
                            February 16, 1999 (7)

     10.9                   Evans National Bank Supplemental Executive          n/a
                            Retirement Plan for William R. Glass dated
                            February 16, 1999 (7)

     10.10                  Evans National Bank Amended Supplemental            n/a
                            Executive Retirement Plan for Richard M. Craig
                            dated October 17, 2000 (10)

     10.11                  Employment Agreement dated September 1, 2000        n/a
                            between the Bank and Robert Miller (10)

     10.12                  Investment Service Agreement between                n/a
                            O'Keefe Shaw & Co.,Inc
                            and ENB Associates Inc. (9)

     10.13                  Evans National Bank Supplemental Executive          n/a
                            Retirement Plan for James Tilley dated
                            October 17, 2000 (11)

     10.14                  Evans National Bank Amended Supplemental            n/a
                            Executive Retirement Plan for William R. Glass
                            dated October 17, 2000 (11)


     10.15                  Employment Agreement dated May 29, 2001             n/a
                            between the Bank and Mark DeBacker (11)

     10.16                  Evans National Bank Amended Supplemental            52
                            Executive Retirement Plan for William R. Glass
                            dated November 27, 2002 (12)

     13.1                   2002 Annual Report to Shareholders (12)             54

     21.1                   Subsidiaries of the Registrant (6)                  n/a

     23.1                   Independent Auditors' Consent (12)                 111

     99.1                   Certification of Chief Executive Officer (12)      112

     99.2                   Certification of Chief Financial Officer (12)      113

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

     (12) Filed herewith.

(b)  Reports on Form 8-K.

     The registrant filed a Form 8-K on November 21, 2002 to report under Item 5
- Other Events a special stock dividend to be paid on outstanding Evans Bancorp, Inc. common stock. A press release was filed as an exhibit to the Form 8-K

     The registrant filed a Form 8-K on January 28, 2003 to report under Item 5
- Other Events the Company's 2002 and fourth quarter earnings. A press release was filed as an exhibit to the Form 8-K.

     The registrant filed a Form 8-K on February 19, 2003 to report under Item 5
- Other Events a semi-annual cash stock dividend to be paid on outstanding Evans Bancorp, Inc. common stock. A press release was filed as an exhibit to the Form 8-K.

     The registrant filed a Form 8-K on March 24, 2003 to report under Item 4 - Change in Registrant's Certifying Accountant that it had decided to engage KPMG LLP as its principal accountants for the fiscal year ending December 31, 2003 and chose not to renew the engagement of Deloitte & Touche LLP, which was currently serving as the Company's independent auditor.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(2) of the Securities Exchange Act of 1934, EVANS BANCORP, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                    EVANS BANCORP, INC.


                                               By: /s/James Tilley
                                                   ------------------------
                                               James Tilley, President and CEO
                                               Date: March 24, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

     Signature                             Title                                Date
     ---------                             -----                                ----

/s/James Tilley                            President and CEO/Director           March 24, 2003
----------------------------
James Tilley

/s/Mark DeBacker                           Senior Vice President and            March 24, 2003
----------------------------               Chief Financial Officer
Mark DeBacker

/s/Phillip Brothman                        Chairman of the Board/               March 24, 2003
----------------------------               Director
Phillip Brothman

/s/Thomas H. Waring, Jr.                   Vice Chairman                        March 24, 2003
----------------------------               of the Board/Director
Thomas H. Waring, Jr.

/s/Robert W. Allen                         Secretary/Director                   March 24, 2003
----------------------------
Robert W. Allen

/s/LaVerne G. Hall                         Director                             March 24, 2003
----------------------------
LaVerne G. Hall

/s/David M. Taylor                         Director                             March 24, 2003
----------------------------
David M. Taylor

/s/James E. Biddle, Jr                     Director                             March 24, 2003
----------------------------
James E. Biddle, Jr.

                                  CERTIFICATION

I, James Tilley, certify that:

1. I have reviewed this annual report on Form 10-K of Evans Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003



/s/ James Tilley
-----------------------------------
James Tilley
President & Chief Executive Officer

                                  CERTIFICATION

I, Mark DeBacker, certify that:

1. I have reviewed this annual report on Form 10-K of Evans Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003


/s/ Mark DeBacker
-----------------------------------------------
Mark DeBacker
Senior Vice President & Chief Financial Officer