Form 10-Q
period 2003-03-31
EVANS BANCORP INC
filed 2003-04-23
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For quarterly period ended    March 31, 2003
                              --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


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

Common Stock, $.50 Par Value--2,333,862 shares as of March 31, 2003

                                      INDEX


                       EVANS BANCORP, INC. AND SUBSIDIARY

                                                                           PAGE

PART 1.   FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets-March 31, 2003 and
                  December 31, 2002                                          1

                  Consolidated Statements of Income-Three months
                  ended March 31, 2003 and 2002                              2

                  Consolidated Statements of Stockholders' Equity-Three
                  months ended March 31, 2003 and 2002                       3

                  Consolidated Statements of Cash Flows-Three months
                  ended March 31, 2003 and 2002                              4

                  Notes to Consolidated Financial Statements                 6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        10

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risks                                               17

Item 4.           Controls and Procedures                                    18

PART II.  OTHER INFORMATION                                                  18


Item 1.           Legal Proceedings
Item 2.           Changes In Securities and Use of Proceeds
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES                                                                   20

CERTIFICATIONS                                                               21

PART I - FINANCIAL INFORMATION                                          PAGE 1
ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2003 and December 31, 2002
                                   (Unaudited)

                                                                        March 31,      December 31,
              ASSETS                                                      2003             2002
                                                                     -------------    -------------

     Cash and due from banks                                         $  10,859,440    $  11,308,727
     Federal funds sold                                                  2,550,000        8,450,000
                                                                     -------------    -------------
       Total cash and cash equivalents                                  13,409,440       19,758,727
     Interest bearing accounts in other banks                              877,230          877,230
      Securities:
       Available-for-sale, at fair value                               136,408,515      103,031,200
       Held-to-maturity, at amortized cost                               3,331,024        3,640,714
     Loans, net of allowance for loan losses of $2,265,829 in 2003     157,909,197      148,997,646
       and $2,145,606 in 2002
     Properties and equipment, net                                       5,425,982        5,348,994
         Goodwill                                                        2,944,913        2,944,913
     Intangible assets                                                     921,749          787,115
     Bank owned life insurance                                           6,936,504          662,733
     Other assets                                                        3,485,002        2,661,588
                                                                     -------------    -------------

     TOTAL ASSETS                                                    $ 331,649,556    $ 288,710,860
                                                                     =============    =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits:
     Demand                                                          $  46,863,504    $  44,664,537
     NOW and money market accounts                                       9,665,871       10,535,456
     Regular savings                                                   119,689,560       94,907,508
     Time deposits, $100,000 and over                                   32,512,138       28,440,994
     Other time accounts                                                67,239,289       60,958,340
                                                                     -------------    -------------

      Total deposits                                                   275,970,362      239,506,835

     Other borrowed funds                                               14,957,444        8,110,964
     Dividend payable                                                      746,838                0
     Securities sold under agreements to repurchase                      4,964,495        6,543,456
     Other liabilities                                                   4,000,633        3,687,604
                                                                     -------------    -------------

     Total liabilities                                                 300,639,772      257,848,859
                                                                     -------------    -------------

CONTINGENT LIABILITIES AND COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY
     Common stock, $.50 par value; 10,000,000 shares authorized;
     2,334,162 shares issued                                             1,167,081        1,167,081
     Capital surplus                                                    16,578,868       16,578,868
     Retained earnings                                                  11,494,716       11,179,871
     Accumulated other comprehensive income                              1,775,233        1,942,295
                                                                     -------------    -------------
                                                                        31,015,898       30,868,115
     Less: Treasury stock                                                   (6,114)          (6,114)
                                                                     -------------    -------------
     Total stockholders' equity                                         31,009,784       30,862,001

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 331,649,556    $ 288,710,860
                                                                     =============    =============

See Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION                                          PAGE 2
ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   2003         2002
                                                                ----------   ----------
INTEREST INCOME
   Loans                                                        $2,640,091   $2,750,203
   Federal funds sold & interest on deposits in other banks         48,064       28,365
     Securities:
       Taxable                                                     572,456      704,342
       Non-taxable                                                 560,567      461,133
                                                                ----------   ----------

     Total Interest Income                                       3,821,178    3,944,043

INTEREST EXPENSE
   Interest on deposits                                          1,013,261    1,177,519
   Interest on borrowings                                          121,499      149,341
                                                                ----------   ----------
   Total Interest Expense                                        1,134,760    1,326,860

                                                                ----------   ----------
NET INTEREST INCOME                                              2,686,418    2,617,183

PROVISION FOR LOAN LOSSES                                          120,000      105,000
                                                                ----------   ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                      2,566,418    2,512,183
                                                                ----------   ----------

NON-INTEREST INCOME:
  Service charges                                                  449,757      273,383
  Insurance service and fees                                     1,041,310      791,803
  Commission fees                                                   40,152       34,923
  Net gain on sales of securities                                  248,965       10,235
  Premium on loans sold                                             19,464       12,546
  Other                                                            337,916      231,077
                                                                ----------   ----------
  Total non-interest income                                      2,137,564    1,353,967
                                                                ----------   ----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                 1,686,366    1,344,537
  Occupancy                                                        404,560      319,735
  Supplies                                                          83,803       50,333
  Repairs and maintenance                                          118,730      106,540
  Advertising and public relations                                  76,390       49,805
  Professional services                                            267,118      159,329
  FDIC assessments                                                   8,900        8,571
  Other insurance                                                   67,855       62,326
  Other                                                            596,655      511,623
                                                                ----------   ----------

  Total non-interest expense                                     3,310,377    2,612,799
                                                                ----------   ----------

       Income before income taxes                                1,393,605    1,253,351

INCOME TAXES                                                       319,784      374,000
                                                                ----------   ----------

NET INCOME                                                      $1,073,821   $  879,351
                                                                ==========   ==========

NET INCOME PER COMMON SHARE-BASIC*                              $     0.46   $     0.38
                                                                ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES*                        2,334,162    2,316,790
                                                                ==========   ==========
*Adjusted for 1 for 20 stock dividend

See Notes to Consolidated Financial Statements.

                                                                         PAGE 3
                       EVANS BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          ACCUMULATED
                                                                                             OTHER
                                             COMMON         CAPITAL        RETAINED      COMPREHENSIVE      TREASURY
                                             STOCK          SURPLUS        EARNINGS       INCOME(LOSS)       STOCK        TOTAL

Balance, January 1, 2002                   $ 1,103,234    $ 13,727,084     $ 11,464,273     $ 666,178          $ 0    $ 26,960,769

Comprehensive income:
  2002 net income                                                               879,351                                    879,351

  Unrealized loss on available
    for sale securities, net of reclassification
    adjustment and tax effect of $94,079                                                     (145,428)                    (145,428)
                                                                                                                       -----------

      Total comprehensive income                                                                                           733,923
                                                                                                                       -----------

Cash dividends ($.28 per
  common share)                                                                (617,801)                                  (617,801)

                                           -----------    ------------     ------------     ---------          ---    ------------
Balance, March 31, 2002                    $ 1,103,234    $ 13,727,084     $ 11,725,823     $ 520,750          $ 0    $ 27,076,891
                                           ===========    ============     ============     =========          ===    ============

                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          ACCUMULATED
                                                                                             OTHER
                                             COMMON         CAPITAL        RETAINED      COMPREHENSIVE    TREASURY
                                             STOCK          SURPLUS        EARNINGS       INCOME(LOSS)      STOCK        TOTAL
Balance, January 1, 2003                   $ 1,167,081    $ 16,578,868   $ 11,179,871     $ 1,942,295     $ (6,114)   $ 30,862,001

Comprehensive income:
  2003 net income                                                           1,073,821                                    1,073,821

  Unrealized loss on available
    for sale securities, net of reclassification
    adjustment and tax effect of $106,587                                                    (167,062)                    (167,062)
                                                                                                                      ------------

      Total comprehensive income                                                                                           906,759
                                                                                                                      ------------

Cash dividends ($.32 per common share)                                       (746,838)                                    (746,838)
Fractional shares paid in cash on stock dividend                              (12,138)                                     (12,138)

                                           -----------    ------------   ------------     -----------     --------    ------------
Balance, March 31, 2003                    $ 1,167,081    $ 16,578,868   $ 11,494,716     $ 1,775,233     $ (6,114)   $ 31,009,784
                                           ===========    ============   ============     ===========     ========    ============

See Notes to Consolidated Financial Statements

*All share information adjusted for 1 for 20 stock dividend

PART I - FINANCIAL INFORMATION                                          PAGE 4
ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                 2003            2002
                                                            ------------    ------------
OPERATING ACTIVITIES
  Interest received                                         $  3,598,033    $  3,787,388
  Fees and commissions received                                1,831,628       1,187,044
    Interest paid                                             (1,197,820)     (1,434,846)
  Cash paid to suppliers and employees                        (3,539,795)     (2,622,172)
  Income taxes paid                                              (18,100)        (73,800)
                                                            ------------    ------------

            Net cash provided by operating
              activities                                         673,946         843,614
                                                            ------------    ------------


INVESTING ACTIVITIES
  Available for sale securities
    Purchases                                                (54,047,383)    (15,314,345)
  Proceeds from sales                                          8,679,796         671,376
  Proceeds from maturities                                    11,695,653       5,299,063
  Held to maturity securities
    Purchases                                                   (151,177)       (436,812)
  Proceeds from maturities                                       465,867         137,476
  Cash paid for bank owned life insurance                     (6,200,000)              0
  Additions to properties and equipment                          (66,208)       (287,183)
  Increase(decrease) in loans, net of repayments              (8,615,690)        820,043
  Originations of loans held for sale                         (3,253,400)     (3,326,741)
  Proceeds from sales of loans                                 2,870,900       2,821,741
  Acquisition of insurance agencies                             (180,000)        (50,000)
                                                            ------------    ------------

            Net cash used in investing activities            (48,801,642)     (9,665,382)
                                                            ------------    ------------


FINANCING ACTIVITIES
  Increase in deposits                                        36,523,029       9,877,413
  Repayments of borrowings                                    (1,732,482)     (1,293,336)
  Proceeds of borrowing                                        7,000,000               0
  Dividends paid                                                 (12,138)       (617,811)
                                                            ------------    ------------

            Net cash provided by financing
              activities                                      41,778,409       7,966,266
                                                            ------------    ------------


Net decrease in cash and cash
  equivalents                                                 (6,349,287)       (855,502)

Cash and cash equivalents, beginning of period                19,758,727      10,635,530
                                                            ------------    ------------

Cash and cash equivalents, end of period                    $ 13,409,440    $  9,780,028
                                                            ============    ============

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION                                         PAGE 5
ITEM I - FINANCIAL STATEMENTS



                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                          Three Months Ended
                                                             March 31,
                                                         2003           2002
                                                     -----------    -----------
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Net income                                       $ 1,073,821    $   879,351
                                                     -----------    -----------

  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                     263,629        251,153
       Provision for loan losses                         120,000        105,000
       Gain on sale of assets                           (268,429)       (22,781)
       Decrease in accrued interest payable              (63,060)      (107,987)
       Increase in accrued interest receivable          (461,801)      (213,073)
       Increase in other liabilities                     170,365        187,617
       Decrease in other assets                         (160,579)      (235,666)
                                                     -----------    -----------

   Total adjustments                                    (399,875)       (35,737)
                                                     -----------    -----------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                 $   673,946    $   843,614
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTMENTS AND
FINANCIAL ACTIVITIES

  Acquisition of insurance agencies
    debt incurred                                    $   202,000    $   457,800
                                                     ===========    ===========

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION                                          Page 6
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002

1.      GENERAL

        The accounting and reporting policies followed by Evans Bancorp, Inc., (the "Company") a bank holding company, and its wholly-owned subsidiary, Evans National Bank, (the "Bank") and the Bank's wholly-owned subsidiaries, ENB Associates Inc., ("ENB"), M&W Agency, Inc., ("M&W") and Evans National Holding Corp ("ENHC") in the preparation of the accompanying interim financial statements conform with accounting principles generally accepted in the United States of America and with general practice within the banking industry.

        The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

        The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2.      SECURITIES

        Securities which the Company has the positive ability and intent to hold to maturity are stated at amortized cost. Securities which the Company has identified as available for sale are stated at fair value which is included as a component of stockholders' equity.

3.      ALLOWANCE FOR LOAN LOSSES

        The allowance for loan losses is established through a provision for loan losses. Recoveries on loans previously charged off are credited directly to the allowance for loan losses. The allowance is an amount that management believes is adequate to absorb estimated losses on existing loans. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan-loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and current economic conditions.

        In addition, various regulatory agencies, as part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

        Management's allowance for loan losses reflects its current assessment of the New York State and local economy. Both have historically lagged behind the national economy, which is now unsettled. Marginal job growth, in conjunction with a declining population base, has left the Bank's market increasingly susceptible to potential credit problems. This is particularly true of commercial borrowers, which is a segment of significant past growth as well as a concentration in the Company's commercial real estate portfolio. Commercial real estate values may be susceptible to decline in an adverse economy. Management believes that the reserve is also in accordance with regulations promulgated by the OCC, and is reflective of management's assessment of the local environment as well as a continued growth trend in commercial loans.

        The following table sets forth information regarding the allowance for loan losses for the three month period ended March 31, 2003 and 2002.

                  Allowance for loan losses      Three Months Ended March 31,

                                                       2003             2002
                                                       ----             ----
                  Beginning balance                 $2,145,606     $1,786,115
                  Total charge offs                         (0)        (2,078)
                  Total recoveries                         223          7,402
                                                    ----------     ----------
                  Net recoveries                           223          5,324
                  Provision for loan losses            120,000        105,000
                                                    ----------     ----------
                  Ending balance                    $2,265,829     $1,896,439
                                                    ==========     ==========



4.      REVENUE RECOGNITION

        The Bank's primary sources of revenue are interest income from loans and investments and service charge income from loans and deposits. The revenue is recognized in the period in which it is earned. M&W's revenue is derived mainly from insurance commissions. The revenue is recognized on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

5.      PER SHARE DATA

        The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. Only basic earnings per share is disclosed because the Company does not have any dilutive securities or other contracts to issue common stock or convert to common stock.

6.      DIVIDEND

        A cash dividend of $0.32 per share was paid on April 1, 2003 to shareholders of record as of March 11, 2003. A total of $746,838 was paid on 2,333,869 shares.

7.      STOCK DIVIDEND

        A 1-for-20 stock dividend was paid on January 29, 2003, for shareholders of record as of December 2, 2002. The stock dividend resulted in the issuance of 110,589 shares of common stock. All share and per share amounts have been restated to reflect the issuance of the stock dividend.

8.      BANK OWNED LIFE INSURANCE

        During the first quarter of 2003, the Bank purchased $6.2 million of additional insurance on the lives of certain officers and directors. The policies accumulate asset value to meet future liabilities including the payment of certain employee retirement benefits. The amount of bank owned life insurance is included in other assets on the balance sheet and the increase in the cash surrender value is recorded as other income in the statement of income.

9.      OTHER BORROWED FUNDS

        The Company borrowed an additional $7.0 million from the Federal Home Loan Bank ("FHLB") during the first quarter 2003 to fund a leverage strategy which included the purchase of certain mortgage backed and agency securities. The borrowing is a 10 year repurchase advance at an interest rate of 3.39%. The debt is callable by the FHLB if LIBOR ("London Inter-Bank Offer Rate") is 7.5% or more. The debt is collateralized at the Federal Home Loan Bank by the purchased securities.

                                                                          Page 8
10.     SEGMENT INFORMATION

        Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information was adopted by the Company during 2000. This Statement establishes standards for the way that the Company reports information about its operating segments. The Company is comprised of two primary business segments, banking and insurance. The following table sets forth information regarding these segments for the three month period ended March 31, 2003 and 2002.


                               Three Months Ended
                                 March 31, 2003

                                        BANKING      INSURANCE
                                       ACTIVITIES    ACTIVITIES       TOTAL

Net interest income (expense)          $2,692,979       ($6,561)    $2,686,418

Provision for loan losses                 120,000             0        120,000
                                       ----------    ----------     ----------
Net interest income (expense) after
  provision for loan losses             2,572,979        (6,561)     2,566,418

Non-interest income                     1,096,254             0      1,096,254

Insurance commissions and fees                  0     1,041,310      1,041,310
Non-interest expense                    2,575,390       734,987      3,310,377
                                       ----------    ----------     ----------

Income before income taxes              1,093,843       299,762      1,393,605
Income taxes                              199,866       119,918        319,784
                                       ----------    ----------     ----------
  Net income                             $893,977      $179,844     $1,073,821
                                       ==========    ==========     ==========


                               Three Months Ended
                                 March 31, 2002

                                       BANKING      INSURANCE
                                      ACTIVITIES    ACTIVITIES      TOTAL

Net interest income (expense)         $2,622,878      ($5,695)   $2,617,183

Provision for loan losses                105,000            0       105,000
                                      ----------   ----------    ----------
Net interest income (expense) after
  provision for loan losses            2,517,878       (5,695)    2,512,183

Non-interest income                      562,164            0       562,164

Insurance commissions and fees                 0      791,803       791,803
Non-interest expense                   2,090,602      522,197     2,612,799
                                      ----------   ----------    ----------

Income before income taxes               989,440      263,911     1,253,351
Income taxes                             268,457      105,543       374,000
                                      ----------   ----------    ----------
  Net income                            $720,983     $158,368      $879,351
                                      ==========   ==========    ==========

11.     CONTINGENT LIABILITIES AND COMMITMENTS

        The consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at March 31, 2003 and 2002 is as follows:



                                                  2003              2002
                                                  ----              ----

                Commitments to extend credit   $39,374,000       $27,049,000
                Standby letters of credit        2,457,000         1,747,000
                                               -----------       -----------
                Total                          $41,831,000       $28,796,000


        Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements to the Bank. The Bank has not incurred any losses on its commitments during the past three years.

        Certain lending commitments for conforming residential mortgage loans to be sold into the secondary market are considered derivative instruments under the guidelines of SFAS No. 133. The changes in the fair value of these commitments due to interest rate risk are not recorded on the balance sheet as these derivatives are not considered material.

        The Company and its subsidiary, M&W Agency, Inc., lease certain offices, land, and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $293,000 in 2003, $265,000 in 2004, $175,000 in 2005, $173,000 in 2006,
        $179,220 in 2007, and $1,727,000 thereafter.

        The Company is subject to possible litigation proceedings in the normal course of business. As of March 31, 2003, the Company had no asserted claims pending against the Company that management considers to be significant.


12.     RECLASSIFICATIONS

        Certain reclassifications have been made to the 2002 financial statements to conform with the presentation used in 2003.

13.     SUBSEQUENT EVENTS

        Effective April 1, 2003, the Company implemented a non-qualified deferred compensation plan whereby directors and certain officers may defer a portion of their base pre-tax compensation until retirement. This plan had no impact on the March 31, 2003 consolidated financial statements. The Company is also the process of finalizing new and amended employee benefit and supplemental executive retirement plans. These plans will be effective in the second quarter 2003, and had no effect on the consolidated March 31, 2003 financial statements.

14.     RECENT REGULATORY LEGISLATION

        Sarbanes-Oxley Act. On July 30, 2002, the Sarbanes-Oxley Act fo 2002 ("SOA") was signed into law. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

        The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

        The SOA addresses, among other matters: audit committees; certification of financial statements by the Chief Executive Officer and the Chief Financial Officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; "real time" filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

        The SOA contains provisions that became effective upon enactment, and provisions that will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.


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

         The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the Company's cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, investment activities, loan origination, sale and servicing activities, service charges and fees collected on deposit accounts, and insurance services and fees. Noninterest expense primarily consists of salaries and employee benefits, occupancy and equipment expense and technology and communication expenses.


APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

         The Company's consolidated financial statements, are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

         The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and valuation of goodwill to be the accounting areas that require the most subjective or complex judgements and as such could be most subject to revision as new information becomes available.

         The allowance for loan losses represents management's estimate of probable credit losses, inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgement and the use of estimates related to the amount and timing of expected future cash flows on the impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets.

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

ANALYSIS OF FINANCIAL CONDITION

Average Balance Sheet
        The following table presents the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid for the periods indicated. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Investments are included at amortized cost. Interest is not presented on a tax-equivalent basis. Yields are not presented at a tax equivalent basis.

                                                         THREE MONTHS ENDED                                THREE MONTHS
                                                           MARCH 31, 2003                               ENDED MARCH 31, 2002
                                            AVERAGE           INTEREST                       AVERAGE          INTEREST
                                          OUTSTANDING         EARNED/       YIELD/         OUTSTANDING         EARNED/      YIELD/
                                            BALANCE             PAID         RATE            BALANCE            PAID         RATE
                                             (000)             (000)                          (000)             (000)
    ASSETS
    Interest-earning assets:
      Loans, net                           $154,194            $2,640        6.85%           $142,431          $2,750        7.72%

      Taxable investments                    65,766               572        3.48%             48,385             705        5.82%

      Tax-exempt investments                 50,739               561        4.42%             39,857             461        4.63%

      Time Deposits-Other Bank                  877                 6        2.60%                  0               0        0.00%

      Federal funds sold                     14,252                42        1.19%              7,275              28        1.56%
                                           --------            ------        ----            --------          ------        ----

    Total interest-earning assets           285,828            $3,821        5.35%            237,948          $3,944        6.63%
                                                               ======                                          ======
    Noninterest-earning assets
      Cash and due from banks                 9,845                                             9,088
      Premises and equipment, net             5,414                                             4,115
      Other assets                           11,388                                             8,203
                                           --------                                          --------
    Total Assets                           $312,475                                          $259,354
                                           ========                                          ========

    LIABILITIES & STOCKHOLDERS' EQUITY
    Interest-bearing liabilities:
      NOW accounts                           $9,904                $6        0.24%             $9,479             $11        0.48%
      Savings deposits                      109,659               293        1.07%             70,518             215        1.22%
      Time deposits                          97,896               714        2.92%             92,862             952        4.10%
      Fed funds purchased & securities
      sold u/a to repurchase and other        5,606                16        1.14%              4,945              24        1.96%
      FHLB advances                           8,095                99        4.89%              9,282             119        5.14%
     Notes payable                              669                 7        3.95%                440               6        1.30%
                                           --------            ------        ----            --------          ------        ----
    Total interest-bearing liabilities      231,829            $1,135        1.96%            187,526          $1,327        2.83%
                                                               ------                                          ------
    Noninterest-bearing liabilities:
      Demand deposits                        44,764                                            39,790
      Other                                   4,801                                             4,670
                                           --------                                          --------
    Total liabilities                      $281,394                                          $231,986

    Stockholders' equity                     31,081                                            27,368
                                           --------                                          --------
    Total Liabilities and
    Stockholders' Equity                   $312,475                                          $259,354
                                           ========                                          ========

    Net interest earnings                                      $2,686                                          $2,617
                                                               ======                                          ======

    Net yield on interest earning assets                                     3.76%                                           4.40%
    Net interest margin                                                      3.89%                                           4.49%

Total gross loans have grown to $160.2 million at March 31, 2003, reflecting a 6.0% or $9.0 million increase for the quarter. Total net loans (loans after provision for loan losses) have grown to $157.9 million at March 31, 2003, reflecting a 6.0% or $8.9 million increase for the quarter. During the quarter, the Bank has continued to shift its loan portfolio composition toward higher-yielding commercial loans, especially those secured by real estate. Commercial loans total $113.3 million at March 31, 2003, reflecting a 7.4% or $7.8 million increase for the quarter. Consumer loans total $46.5 million at March 31, 2003, reflecting a 2.6% or $1.2 million increase for the quarter. Given the current low interest rate environment, the Bank continues to sell certain fixed rate residential loans originated under a certain interest rate level, while maintaining the servicing rights to such loans. During the first quarter 2003, the Bank sold loans to FNMA totaling $2.9 million as compared to $2.8 million during the first quarter 2002. At March 31, 2003, the Bank had a loan servicing portfolio principal balance of $25.3 million upon which it earns a servicing fee. This loan servicing portfolio balance compares to $24.0 million at December 31, 2002.

Loan Portfolio Composition
         The following table presents selected information on the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                               MARCH 31, 2003      PERCENTAGE    DECEMBER 31, 2002   PERCENTAGE
                                   ($000)                             ($000)
COMMERCIAL LOANS

   Real Estate                     $  90,550             56.7%       $  84,581            56.1%

   Installment                        13,899              8.7%          12,512             8.3%

   Lines of Credit                     8,759              5.5%           8,333             5.5%

   Cash Reserve                           58              0.0%              47             0.0%
                                   ---------       ----------        ---------      ----------

Total Commercial Loans               113,266             70.9%         105,473            69.9%

Consumer Loans

   Real Estate                        19,363             12.1%          19,789            13.1%

   Home Equity                        24,414             15.3%          23,132            15.3%

   Installment                         2,002              1.2%           1,886             1.3%

   Overdrafts                            320              0.2%             104             0.1%

   Credit Card                           283              0.2%             298             0.2%

   Other                                 157              0.1%             126             0.1%
                                   ---------       ----------        ---------      ----------

         Total Consumer Loans         46,539             29.1%          45,335            30.1%
                                   ---------       ----------        ---------      ----------

Total Loans                          159,805            100.0%         150,808           100.0%
                                   =========       ==========        =========      ==========

Net Deferred Costs & Unearned
Discounts                                370                               336
Allowance for Loan Losses             (2,266)                           (2,146)
                                   ---------                        ----------

 Loans, Net                        $ 157,909                        $  148,998
                                   =========                        ==========

         Loan quality has remained stable with no charge offs incurred during the quarter ended March 31, 2003. Non-performing loans, defined as loans greater than 90 days past due and non-accrual loans, totaled 0.14% of total loans outstanding at March 31, 2003 as compared to 0.79% at December 31, 2002. At March 31, 2003 one loan with an outstanding principal balance of $763,692 was considered impaired. No loans were considered impaired at December 31, 2002. The allowance for loan losses totaled $2.3 million or 1.41% of gross loans outstanding at March 31, 2003 as compared to $2.1 million or 1.42% of gross loans outstanding at December 31, 2002.

         The adequacy of the Company's allowance for loan losses is reviewed quarterly with consideration given to loan concentrations, charge-off history, delinquent loan percentages, and general economic conditions. Management believes the allowance for loan losses is adequate to absorb credit losses from existing loans.

The following table sets forth information regarding non-performing loans.

                                                  March 31, 2003     December 31, 2002
                                                  --------------     -----------------
                                                      ($000)              ($000)

Non-accruing loans:
    One-to-four family                                  $  0              $    0

    Home equity                                            0                   0

    Commercial real estate and multi-family              126               1,104

    Consumer                                               0                   0

    Commercial business                                   93                  93
                                                     -------             -------
    Total                                                219               1,197
                                                     -------             -------

Loans 90+ days past due                                   17                   0
                                                     -------             -------

Total non-performing loans                              $236              $1,197
                                                     =======             =======

Total non-performing loans as a percentage of           0.07%               0.41%
total assets
                                                     =======             =======

Total non-performing loans as a percentage of           0.14%               0.79%
total loans
                                                     =======             =======

The following table sets forth information regarding the allowance for loan losses for the three month period ended March 31, 2003 and 2002.


                                                Three Months Ended March 31,
                                                     2003            2002
                                                     ----            ----
                  Beginning balance               $2,145,606      $1,786,115
                  Total charge offs                       (0)         (2,078)
                  Total recoveries                       223           7,402
                                                  ----------      ----------
                  Net recoveries                         223           5,324
                  Provision for loan losses          120,000         105,000
                                                  ----------      ----------
                  Ending balance                  $2,265,829      $1,896,439
                                                  ==========      ==========

                                                                         Page 15
                   Allocation of the Allowance for Loan Losses


                                                                     Balance at         Balance at
                                                                      03/31/03           12/31/02
                                                                  Attributable to:   Attributable to:
                                                                  ----------------   ----------------
                                                                       ($000)              ($000)
Real Estate Loans                                                     $1,074                $844

Commercial Loans and Leases                                              297                 259

Installment Loans (Includes Credit Cards)                                 76                  72

Unallocated                                                              819                 971
                                                                      ------              ------
Total                                                                 $2,266              $2,146
                                                                      ======              ======

Investing Activities
         The Company's securities portfolio increased by 31% to approximately $139.7 million at March 31, 2003 as compared to approximately $106.7 million at December 31, 2002. The Company utilized its membership in Federal Home Loan Bank of New York to fund a leverage strategy. During the quarter, the Company borrowed $7 million from FHLB and purchased securities of the same amount benefitting from the interest rate spread between the borrowing and investments. Additionally, the success of attracting municipal deposits, with Muni-vest, has increased the excess funds available for investment and not used for lending . Muni-Vest is a product which pays higher money-market equivalent rates of return to municipalities and school districts in markets where the Bank operates. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts. Available-for-sale securities with a total fair value of $94,815,206 at March 31, 2003 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Funding Activities
         Total deposits increased to $276.0 million at March 31, 2003 reflecting a 15.2% or $36.5 million increase for the quarter. Demand deposits increased to $46.9 million at March 31, 2003, reflecting a 4.9% or $2.2 million increase for the quarter. Regular savings deposits increased to $119.7 million at March 31, 2003, reflecting a 26.1% or $24.8 million increase for the quarter, primarily due to the Bank's success in attracting municipal deposits with a revamped money market product called Muni-Vest. Typically, in the first quarter of each year, the Bank experiences an influx of tax deposits from municipalities which can be expected to decrease as they pay expenses as the year progresses. Core deposits (all deposits excluding time deposits greater than $100,000) increased to $243.5 million, reflecting a 15.3% or $32.4 million increase for the quarter. Demand deposits increased 4.9%, Now accounts decreased 8.3%, and securities sold under agreement to repurchase decreased 24.1% from December 31, 2002 all of which vary day to day within a range based on customer transaction volume and represent normal deposit activity.

Other Balance Sheet Changes
         $6.2 million of bank owned life insurance was purchased during the first quarter 2003. The life insurance contracts (naming the Bank as primary beneficiary) were established to indirectly fund various employee benefit plans which will be established in the second quarter.

         Other borrowed funds increased $6.8 million at March 31, 2003 from $8.1 million at December 31, 2002. The increase is attributed to a $7 million borrowing from FHLB as described above under Investing Activities. The borrowing is a 10 year callable product with an interest rate of 3.39%.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS

Net Income
         Net income was $1.1 million or $0.46 per share for the quarter ended March 31, 2003 as compared to $0.9 million or $0.38 per share for the quarter ended March 31, 2002. All per share amounts reflect the special 5 percent stock dividend paid on January 29, 2003. Net income represented a return on average assets of 1.39% for the quarter ended March 31, 2003 compared to 1.38% for the same period in 2002. The return on average equity for the first quarter of 2003 was 14.79% compared to 13.47% for the first quarter of 2002.


Other Operating Results
         Net interest income increased $69.4 thousand, or 2.6%, for the quarter ended March 31, 2003 compared to the same time period in 2002. Total interest income in the first quarter 2003 decreased 3.1% and interest paid on deposits and borrowings decreased 14.5% from the first quarter of 2002. Interest income decreased in spite of the $47.9 million, or 20.1% increase in average interest-earning assets to $285.8 million for the first quarter of 2003 from $237.9 million for the first quarter of 2002. The tax equivalent yield on total interest earning assets decreased to 5.75% for the quarter ended March 31, 2003 from 7.03% for the quarter ended March 31, 2002. The interest expense decrease reflects the $44.3 million, or 23.6% increase in average interest-bearing liabilities to $231.8 million for the first quarter of 2003 from $187.5 million for the first quarter of 2002 as well as the offsetting effect of interest rate reductions made by the Company since March 31, 2002. The cost of interest-bearing liabilities decreased to 1.96% for the quarter ended March 31, 2003 from 2.83% for the quarter ended March 31, 2002. The Company's net interest margin, for the three month period ended March 31, 2003 was 3.89% as compared to 4.49% for the same time period in 2002. The decrease reflects investment and loan prepayments of the assets in the portfolio with the continued historical low interest rate environment. These prepayments are being invested in the lower environment. Additionally, a large volume increase has been realized in this environment.

         The yield on average loans decreased to 6.85% for the first quarter of 2003 from 7.72% for the same time period in 2002. The tax equivalent yield on federal funds and investments decreased from 6.00% in the first quarter of 2002 to 4.48% in the first quarter of 2003. The cost of funds on interest bearing balances decreased to 1.96% for the first quarter of 2003 from 2.83% for the same time period in 2002.

         The provision for loan losses has increased to $120 thousand for the first quarter of 2003 from $105 thousand for the same time period in 2002. The higher first quarter provision in 2003 was a result of continued commercial loan growth. The Company believes that the increase in the size of the overall loan portfolio as well as an increase in the commercial loan composition as a percentage of the overall portfolio substantiates the current loan loss provision. Commercial loans tend to have a higher credit risk than consumer loans.

         The decrease in net interest margin is due primarily to two factors: increased competition from both a loan and deposit pricing perspective and a decrease in the potential to adjust deposit rates significantly lower as a result of the historically low interest rate environment.

         Non-interest income increased to $2.1 million for the first quarter 2003 as compared to $1.4 million for the first quarter 2002. M&W Agency insurance commissions represented the largest increase with $250 thousand growth in the first quarter 2003 over the first quarter 2002. The Bank also realized $249 thousand in gains on sales of securities during the first quarter 2002 as compared to $10 thousand in the first quarter 2002. Service charges increased to $450 thousand in the first quarter 2003, a 64.5% or $176 thousand increase over the first quarter 2002, due to a concentrated effort on increasing fee income in late 2002 and early 2003 and the roll out of the Bank's Safeguard Overdraft Service in early 2003. Other increases included merchant fee income and income on the increase in cash surrender value of life insurance surrounding the purchase of Bank Owned Life Insurance during the first quarter 2003.

         Non interest expense increased by $0.7 million to $3.3 million for the first quarter 2003 as compared to $2.6 million for the first quarter 2002. The primary increase is salaries of $0.3 million which is a result of the Bank and M&W Agency's growth over the past year, as well as normal salary raises. Occupancy costs have risen $0.1 million due to the increased cost of utilities and added Bank site and M&W Agency locations. Professional services have increased $0.1 million primarily as a result of fees connected with a consulting engagement to increase fee income. Other expenses have increased $0.1 million due to a number of items including costs associated with the Bank's conversion to a new item processing data center environment, which have resulted in increased capacity, capability and opportunity for future efficiencies.

         Income tax expense totaled $320,000 and $374,000 for the three month periods ended March 31, 2003 and 2002, respectively. The effective combined tax rate for the first quarter of 2003 was 23.0% compared to 29.8% for the first quarter of 2002. The decrease in the effective tax rate is primarily attributable to state tax advantages related to the recent establishment of Evans National Holding Corp, the Bank's subsidiary real estate investment trust, and the benefit of the Bank owned life insurance income.

CAPITAL

         The Bank has consistently maintained regulatory capital ratios at, or above "well capitalized" standards. Total stockholders' equity was $31.0 million at March 31, 2003, up from $30.9 million at December 31, 2002. Equity as a percentage of assets was 9.35% at March 31, 2003, compared to 10.7% at December 31, 2002. Book value per common share rose to $13.29 at March 31, 2003, up from $13.22 at December 31, 2002.


CAPITAL EXPENDITURES

         The Bank has approved the construction and furnishing of a new branch office in Lancaster, New York for 2003. The cost to the Bank is expected to be approximately $0.9 million. Other planned expenditures include replacing a number of personal computers, replacing/adding automated teller machines (ATMs) and miscellaneous other equipment. The Bank believes it has a sufficient capital base to support these capital expenditures with current assets and retained earnings.


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

         The Company maintains specific interest rate risk management policy limits. Based on simulation modeling, these guidelines include a +/- 5.25% of net interest income and a 6% of capital threshold on the value of the Company's economic value of equity. At March 31, 2003, the effect of an immediate 200 basis point increase in interest rate would decrease the Company's annual net interest income by 3.9%, or $0.5 million. A 200 basis point decrease in interest rate would decrease annual net interest income by 1.4% or approximately $0.2million.

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

         The cash flows from the investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At March 31, 2003, approximately 3.3% of the Bank's securities had maturity dates of one year or less and approximately 20.7% had maturity dates of five years or less. At March 31, 2003, the Bank had net short-term liquidity of $2.4 million as compared to $36.9 million at December 31, 2002. Available assets of $146.0 million, less public and purchased funds of $107.2 million, resulted in a long-term liquidity ratio of 136% at March 31, 2003, versus 158% at December 31, 2002. The decrease is due to the large increase in deposits over the quarter, which are considered volatile funds.

         Liquidity needs can also be met by aggressively pursuing municipal deposits, which are normally awarded on the basis of competitive bidding. The Bank maintains a sufficient level of US government and government agency securities and New York State municipal bonds that can be pledged as collateral for these deposits.

MARKET RISK

         When rates rise or fall, the market value of the Bank's rate-sensitive assets and liabilities increases or decreases. As a part of the Bank's asset/liability policy, the Bank has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. On a monthly basis, the balance sheet is shocked for immediate rate increases of 100 and 200 basis points. At March 31, 2003, the Bank determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion. The Bank's capital ratios are also reviewed on a quarterly basis.



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


PART II - OTHER INFORMATION
ITEM 1.  Legal Proceedings - None to report

ITEM 2.  Changes in Securities - None to report

ITEM 3.  Defaults upon Senior Securities - None to report

ITEM 4.  Submission of Matters To a Vote of Security Holders - None to report

ITEM 5.  Other Information -

         On April 16, 2003 Evans National Bank entered into a contract with Mellon Financial Corporation ("Mellon"), to serve as a referral source for trust and private wealth financial services. Under the terms of the agreement, the Bank will receive fees from Mellon based on a certain portion of the fees earned by Mellon during the first year of a referred customer's relationship with Mellon. An additional fee will be earned in subsequent years, provided the Bank has referred customers to Mellon who maintain a certain aggregate dollar threshold of balances under Mellon management. There is no obligation on the part of the Bank to utilize Mellon as the exclusive resource for trust or investment management services. Additionally, there is no obligation on the part of Mellon to accept referrals made by the Bank. There is no established term of this agreement as it is ongoing. The agreement is terminable by either party without cause or penalty upon ninety days of notice.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit No.     Name                                                                       Page No.

                 10.17         Deferred Compensation Plan For Officers and Directors                         23

                 99.1          Certification of Chief Executive Officer pursuant to 18 USC                   31
                               Section 1350 as adopted pursuant to Section 906 of The
                               Sarbanes-Oxley Act of 2002

                 99.2          Certification of Chief Financial Officer pursuant to 18 USC                   33
                               Section 1350 as adopted pursuant to Section 906 of The
                               Sarbanes-Oxley Act of 2002

                 99.3          Press Release-Announcing Earnings for Quarter ended                           35
                               March 31, 2003


                (b)  Report on Form 8-K :

                The registrant filed a Form 8-K on January 28, 2003 to report under Item 5-Other Events its 2002 and fourth quarter 2002 earnings. A press release was filed as an exhibit.

                The registrant filed a Form 8-K on February 20, 2003 to report under Item 5-Other Events its semiannual cash dividend. A press release was filed as an exhibit.

                The registrant filed a Form 8-K on March 24, 2003, to report under Item 4-Change in Registrant's Certifying Accountant that it had decided to engage KPMG LLP as its principal accountants for the fiscal year ending December 31, 2003 and chose not to renew the engagement of Deloitte & Touche LLP.

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                            Evans Bancorp, Inc.


DATE
April 23, 2003              /s/ James Tilley
                            -----------------------------------
                            James Tilley
                            President and CEO



DATE
April 23, 2003              /s/ Mark DeBacker
                            -----------------------------------
                            Mark DeBacker
                            Senior Vice President & Chief Financial Officer

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


Date: April 23, 2003


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


Date: April 23, 2003


/s/ James Tilley
--------------------------------------
James Tilley
President & Chief Executive Officer