Form 10-Q
period 2003-06-30
EVANS BANCORP INC
filed 2003-07-31
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________to_____________.

                         Commission file number 0-18539

                              EVANS BANCORP, INC .
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

                                (716) 549-1000 .
                           --------------------------
                           (Issuer's telephone number)

                                Not applicable .
                   -------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange Act) Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.50 Par Value--2,342,780 shares as of June 30, 2003

                                      INDEX

                       EVANS BANCORP, INC. AND SUBSIDIARY

                                                                                          PAGE
PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                Consolidated Balance Sheets-June 30, 2003 and
                December 31, 2002                                                            1

                Consolidated Statements of Income-Three months
                ended June 30, 2003 and 2002                                                 2

                Consolidated Statements of Income-Six months
                ended June 30,2003 and 2002                                                  3

                Consolidated Statements of Stockholders' Equity-Six months
                ended June 30, 2003 and 2002                                                 4

                Consolidated Statements of Cash Flows-Six months
                ended June 30, 2003 and 2002                                               5-6

                Notes to Consolidated Financial Statements                                   7

Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                         13

Item 3.   Quantitative and Qualitative Disclosures About Market Risks                       20

Item 4.   Controls and Procedures                                                           21

PART II.  OTHER INFORMATION                                                                 21

Item 1.   Legal Proceedings

Item 2.   Changes In Securities and Use of Proceeds

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES                                                                                  22

PART I - FINANCIAL INFORMATION                                            PAGE 1
ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2003 and December 31, 2002
                                   (Unaudited)

                                                                                  June 30,          December 31,
                                                                                    2003                2002
                ASSETS                                                          ------------        ------------
 Cash and due from banks                                                        $ 15,820,834        $ 11,308,727
 Federal funds sold                                                                        -           8,450,000
                                                                                ------------        ------------
   Total cash and cash equivalents                                                15,820,834          19,758,727
 Interest bearing accounts in other banks                                            877,230             877,230
 Securities:
   Available-for-sale, at fair value                                             124,354,854         103,031,200
   Held-to-maturity, at amortized cost                                             4,050,229           3,640,714
 Loans, net of allowance for loan losses of $2,381,507 in 2003
   and $2,145,606 in 2002                                                        167,246,246         148,997,646
 Properties and equipment, net                                                     5,381,067           5,348,994
 Goodwill                                                                          2,944,913           2,944,913
 Intangible assets                                                                   880,551             787,115
 Bank-owned life insurance                                                         6,317,000             662,733
 Other assets                                                                      4,020,235           2,661,588
                                                                                ------------        ------------

 TOTAL ASSETS                                                                   $331,893,159        $288,710,860
                                                                                ============        ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABIILITIES
 Deposits:
   Demand                                                                       $ 52,037,502        $ 44,664,537
   NOW and money market accounts                                                  10,778,544          10,535,456
   Regular savings                                                               108,075,771          94,907,508
   Time deposits, $100,000 and over                                               33,784,611          28,440,994
   Other time accounts                                                            68,920,444          60,958,340
                                                                                ------------        ------------

     Total deposits                                                              273,596,872         239,506,835

 Other borrowed funds                                                             14,908,054           8,110,964
 Securities sold under agreements to repurchase                                    6,452,618           6,543,456
 Other liabilities                                                                 4,188,634           3,687,604
                                                                                ------------        ------------

 Total liabilities                                                               299,146,178         257,848,859
                                                                                ------------        ------------

CONTINGENT LIABILITIES AND COMMITMENTS (Note 13)

STOCKHOLDERS' EQUITY
 Common stock, $.50 par value; 10,000,000 shares authorized;
 2,342,780 shares issued, and 2,334,162 in 2002                                    1,171,390           1,167,081
 Capital surplus                                                                  16,789,986          16,578,868
 Retained earnings                                                                12,507,366          11,179,871
 Accumulated other comprehensive income                                            2,278,239           1,942,295
                                                                                ------------        ------------
                                                                                  32,746,981          30,868,115
 Less: Treasury stock                                                                      -              (6,114)
                                                                                ------------        ------------
 Total stockholders' equity                                                       32,746,981          30,862,001
                                                                                ------------        ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $331,893,159        $288,710,860
                                                                                ============        ============

See Notes to Consolidated Statements

PART I - FINANCIAL INFORMATION                                            PAGE 2
ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                For the Three Months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           June 30,
                                                                                   2003                2002
                                                                                ----------          ----------
INTEREST INCOME
       Loans                                                                    $2,678,213          $2,677,586
       Federal funds sold & interest on deposits in other banks                     14,538              11,777
       Securities:
         Taxable                                                                   604,223             719,622
         Non-taxable                                                               580,550             494,334
                                                                                ----------          ----------
       Total Interest Income                                                     3,877,524           3,903,319

INTEREST EXPENSE
       Interest on deposits                                                      1,027,960           1,137,350
       Interest on borrowings                                                      171,678             138,317
                                                                                ----------          ----------
       Total Interest Expense                                                    1,199,638           1,275,667

NET INTEREST INCOME                                                              2,677,886           2,627,652

PROVISION FOR LOAN LOSSES                                                          120,000             105,000
                                                                                ----------          ----------
NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                                                 2,557,886           2,522,652

NON-INTEREST INCOME:
       Service charges                                                             451,944             283,350
       Insurance service and fees                                                  858,925             714,606
       Commission fees                                                              71,132              59,741
       Net (loss) gain on sales of securities                                      (36,967)            101,067
       Premium on loans sold                                                        26,389               8,695
       Other                                                                       450,694             129,489
                                                                                ----------          ----------
       Total non-interest income                                                 1,822,117           1,296,948

NON-INTEREST EXPENSE:
       Salaries and employee benefits                                            1,599,531           1,346,788
       Occupancy                                                                   342,450             318,005
       Supplies                                                                     84,182              59,187
       Repairs and maintenance                                                      96,277              99,607
       Advertising and public relations                                             70,645              46,147
       Professional services                                                       188,144             119,908
       FDIC assessments                                                              9,545               8,655
       Other insurance                                                              61,425              75,614
       Other                                                                       620,485             501,603
                                                                                ----------          ----------
       Total non-interest expense                                                3,072,684           2,575,514
                                                                                ----------          ----------
                Income before income taxes                                       1,307,319           1,244,086

INCOME TAXES                                                                       295,163             317,000
                                                                                ----------          ----------
NET INCOME                                                                      $1,012,156            $927,086
                                                                                ==========          ==========
NET INCOME PER COMMON SHARE-BASIC AND DILUTED*                                       $0.43               $0.40
                                                                                ==========          ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES*                                        2,342,787           2,324,642
                                                                                ==========          ==========

*Adjusted for 5% stock dividend paid January 29, 2003

See notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION                                            PAGE 3
ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Six Months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                   2003                2002
                                                                                ----------          ----------
INTEREST INCOME
       Loans                                                                    $5,318,254          $5,427,750
       Federal funds sold & interest on deposits in other banks
       Securities:                                                                  62,652              40,182
         Taxable                                                                 1,176,679           1,423,963
         Non-taxable                                                             1,141,117             955,467
                                                                                ----------          ----------
       Total Interest Income                                                     7,698,702           7,847,362

INTEREST EXPENSE
       Interest on deposits                                                      2,041,221           2,314,868
       Interest on borrowings                                                      293,177             287,658
                                                                                ----------          ----------
       Total Interest Expense                                                    2,334,398           2,602,526

NET INTEREST INCOME                                                              5,364,304           5,244,836

PROVISION FOR LOAN LOSSES                                                          240,000             210,000
                                                                                ----------          ----------
NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                                                 5,124,304           5,034,836

NON-INTEREST INCOME:
       Service charges                                                             901,701             556,733
       Insurance service and fees                                                1,900,235           1,506,409
       Commission fees                                                             111,284              94,664
       Net gain on sales of securities                                             211,998             111,302
       Premium on loans sold                                                        45,853              21,241
       Other                                                                       788,610             360,566
                                                                                ----------          ----------
       Total non-interest income                                                 3,959,681           2,650,915
NON-INTEREST EXPENSE:
       Salaries and employee benefits                                            3,285,897           2,691,325
       Occupancy                                                                   747,010             637,740
       Supplies                                                                    167,985             109,520
       Repairs and maintenance                                                     215,007             206,147
       Advertising and public relations                                            147,035              95,952
       Professional services                                                       455,262             279,237
       FDIC assessments                                                             18,445              17,225
       Other insurance                                                             129,280             137,940
       Other                                                                     1,217,140           1,013,228
                                                                                ----------          ----------
       Total non-interest expense                                                6,383,061           5,188,314
                                                                                ----------          ----------
                Income before income taxes                                       2,700,924           2,497,437
INCOME TAXES                                                                       614,947             691,000
                                                                                ----------          ----------
NET INCOME                                                                      $2,085,977          $1,806,437
                                                                                ==========          ==========
NET INCOME PER COMMON SHARE-BASIC AND DILUTED*                                  $     0.89          $     0.78
                                                                                ==========          ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES*                                        2,338,353           2,320,717
                                                                                ==========          ==========

*Adjusted for 5 percent stock dividend paid January 29, 2003

See notes to Consolidated Financial Statements

                       EVANS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                                                                           ACCUMULATED
                                                                                              OTHER
                                                     COMMON      CAPITAL     RETAINED     COMPREHENSIVE   TREASURY
                                                     STOCK       SURPLUS     EARNINGS     INCOME ( LOSS)    STOCK        TOTAL
Balance, January 1, 2002                           $1,103,234  $13,727,084  $11,464,273   $      666,178  $      -   $  26,960,769

Comprehensive income:
  2002 net income                                                             1,806,437                                  1,806,437

  Unrealized gain on available
    for sale securities, net of reclassification
    adjustment and tax effect of $506,753                                                        783,352                   783,352
                                                                                                                     -------------
      Total comprehensive income                                                                                         2,589,789
                                                                                                                     -------------

Cash dividends ($.28 per common share)                                         (617,799)                                  (617,799)

Issued 8,974 shares under dividend reinvestment
  plan                                                  4,487      158,481            -                -         -         162,968
                                                   ----------  -----------  -----------   --------------  --------   -------------

Balance, June 30, 2002                             $1,107,721  $13,885,565  $12,652,911   $    1,449,530  $      -   $  29,095,727
                                                   ==========  ===========  ===========   ==============  ========   =============

                         SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

                                                                                           ACCUMULATED
                                                                                              OTHER
                                                     COMMON      CAPITAL     RETAINED     COMPREHENSIVE   TREASURY
                                                     STOCK       SURPLUS     EARNINGS     INCOME ( LOSS)    STOCK        TOTAL
Balance, January 1, 2003                           $1,167,081  $16,578,868  $11,179,871   $    1,942,295  $ (6,114)  $  30,862,001

Comprehensive income:
  2003 net income                                                             2,085,977                                  2,085,977

  Unrealized gain on available
    for sale securities, net of reclassification
    adjustment and tax effect of $214,331                                                        335,944                   335,944
                                                                                                                     -------------

      Total comprehensive income                                                                                         2,421,921
                                                                                                                     -------------

Cash dividends ($.32 per common share)                                         (746,838)                                  (746,838)

Issued 8,618 shares under dividend
   reinvestment plan                                    4,309      185,443                                                 189,752

Reissued 300 shares treasury stock
   under dividend reinvestment plan                                                 494                      6,114           6,608

Stock options expense                                               25,675                                                  25,675


Fractional shares paid in cash on stock dividend          -            -        (12,138)               -         -         (12,138)
                                                   ----------  -----------  -----------   --------------  --------   -------------

Balance, June 30, 2003                             $1,171,390  $16,789,986  $12,507,366   $    2,278,239  $      -   $  32,746,981
                                                   ==========  ===========  ===========   ==============  ========   =============

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION                                            PAGE 5
ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                       Six Months Ended
                                                                            June 30,
                                                                 2003                    2002
                                                             -------------           -------------
OPERATING ACTIVITIES
       Interest received                                     $   7,966,079           $   7,931,801
       Fees and commissions received                             3,600,942               2,437,606
       Interest paid                                            (2,288,454)             (2,636,958)
       Cash paid to suppliers and employees                     (6,497,299)             (4,931,754)
       Income taxes paid                                          (632,600)               (748,800)
                                                             -------------           -------------

               Net cash provided by operating activities         2,148,668               2,051,895

INVESTING ACTIVITIES
       Available for sale securities
          Purchases                                            (65,344,294)            (27,334,287)
          Proceeds from sales                                   14,992,146               8,450,326
          Proceeds from maturities                              29,419,166              13,412,319
       Held to maturity securities
          Purchases                                             (2,009,024)             (1,485,816)
          Proceeds from maturities                               1,479,058                 972,820
       Cash paid for bank owned life insurance                  (6,200,000)                      0
       Additions to properties and equipment                      (166,604)               (639,747)
       Increase in loans, net of repayments                    (21,162,906)             (9,954,923)
       Proceeds from sales of loans                              2,792,722               4,623,681
       Proceeds from sales of other real estate owned                    0                  71,620
       Acquisition of insurance agencies                          (179,997)                (50,000)
                                                             -------------           -------------

               Net cash used in investing activities           (46,379,733)            (11,934,007)

FINANCING ACTIVITIES
       Increase in deposits                                     34,149,538              13,695,590
       Proceeds (repayments) of borrowings                       6,706,250              (1,683,089)
       Dividends paid, net                                        (562,616)               (454,831)
                                                             -------------           -------------

               Net cash provided by financing activities        40,293,172              11,557,670
                                                             -------------           -------------

Net (decrease) increase in cash and cash
       equivalents                                            (3,937,893)                1,675,558

Cash and cash equivalents, beginning of period                  19,758,727              10,694,087
                                                             -------------           -------------

Cash and cash equivalents, end of period                        15,820,834              12,369,645
                                                             =============           =============

See notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION                                            PAGE 6
ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                       Six Months Ended
                                                                            June 30,
                                                                 2003                     2002
                                                             -------------           -------------
RECONCILIATION OF NET INCOME TO NET CASH
       PROVIDED BY OPERATING ACTIVITIES:
       Net income                                            $   2,085,977           $   1,806,437

       Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                             773,966                 468,746
         Provision for loan losses                                 240,000                 210,000
         Gain on sale of assets                                   (257,851)                (70,752)
         Stock options expensed                                     25,675                       -
         Decrease (increase) in accrued interest payable            45,943                 (34,432)
         Increase in accrued interest receivable                  (296,512)                 (1,800)
         Increase (decrease) in other liabilities                  210,873                (302,199)
         Decrease in other assets                                 (679,403)                (24,105)
                                                             -------------           -------------

       Total adjustments                                            62,691                 245,458
                                                             -------------           -------------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                         $   2,148,668           $   2,051,895
                                                             =============           =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTMENTS AND
FINANCIAL ACTIVITIES

       Acquisition of insurance agencies
         debt incurred                                       $     202,000           $     457,800

See notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

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

         The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.       SECURITIES

         Securities which the Company has the positive ability and intent to hold to maturity are stated at amortized cost. Securities which the Company has identified as available for sale are stated at fair value with changes in fair value included as a component of stockholders' equity.

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

         Management's allowance for loan losses reflects its current assessment of the New York State and local economy. Both have historically lagged behind the national economy, which is now unsettled. Marginal job growth, in conjunction with a declining population base, has left the Bank's market increasingly susceptible to potential credit problems. This is particularly true of commercial lending, which is a segment of significant past growth as well as a concentration in the Company's commercial real estate portfolio. Commercial real estate values may be susceptible to decline in an adverse economy. Management believes that the reserve is also in accordance with regulations promulgated by the Office of the Comptroller of the Currency (OCC), and is reflective of management's assessment of the local environment as well as a continued growth trend in commercial loans.

         The following table sets forth information regarding the allowance for loan losses for the six month period ended June 30, 2003 and 2002.

                            ALLOWANCE FOR LOAN LOSSES

                                                               Six Months Ended June 30,
                                                                2003               2002
                                                                ----               ----
Beginning balance, January 1                                 $2,145,606         $1,786,115

Total charge offs                                                (4,930)           (20,623)

Total recoveries                                                    831              7,568
                                                             ----------         ----------

Net charge offs                                                  (4,099)           (13,055)

Provision for loan losses                                       240,000            210,000
                                                             ----------         ----------

Ending balance, June 30                                      $2,381,507         $1,983,060
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

5.       PER SHARE DATA

         The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. Basic earnings per share and diluted earnings per share are the same. The Company's potential dilutive securities to issue common stock or convert to common stock are antidilutive at June 30, 2003.

6.       DIVIDEND

         A cash dividend of $0.32 per share was paid on April 1, 2003 to shareholders of record as of March 11, 2003. A total of $746,838 was paid on 2,333,869 shares.

7.       STOCK DIVIDEND

         A five percent stock dividend was paid on January 29, 2003, for shareholders of record as of December 2, 2002. The stock dividend resulted in the issuance of 110,589 shares of common stock. All share and per share amounts have been restated to reflect the issuance of the stock dividend.

8.       COMMON STOCK

         During the quarter ended June 30, 2003, the Company issued 8,618 shares of common stock. These shares were issued to shareholders on April 1, 2003 who elected to receive shares in lieu of cash in the Company's dividend reinvestment plan.

9.       TREASURY STOCK

         During the quarter ended June 30, 2003 the Company reissued 300 shares from Treasury Stock. These shares were reissued to shareholders on April 1, 2003 who elected to receive shares in lieu of cash in the Company's dividend reinvestment plan.

10.      BANK-OWNED LIFE INSURANCE

         During the first quarter of 2003, the Bank purchased $6.2 million of additional insurance on the lives of certain officers and directors. The policies accumulate asset value to meet future liabilities including the payment of certain employee retirement benefits. Effective April 1, 2003 the Company implemented a non-qualified deferred compensation plan whereby certain directors and officers may defer a portion of their base pre-tax compensation. Effective April 1, 2003 , the Company implemented a non-qualified executive incentive retirement plan, whereby the Company will defer on behalf of certain officers a portion of their base compensation as well as an incentive based upon Company performance, until retirement or termination of service, subject to certain vesting arrangements. Also, effective April 1, 2003, the Company implemented a group term replacement plan for life insurance benefit which includes an endorsement split-dollar benefit to directors and certain officers. Costs pertaining to such plans are recorded in the Statements of Income. The amount of bank owned life insurance is included in other assets on the balance sheet and the increase in the cash surrender value is recorded as other income in the statements of income.

11.      OTHER BORROWED FUNDS

         The Company borrowed an additional $7.0 million from the Federal Home Loan Bank ("FHLB") during the first quarter 2003 to fund a leverage strategy which included the purchase of certain mortgage backed and agency securities. The borrowing is a 10 year repurchase advance at an interest rate of 3.39%. The debt is callable by the FHLB if LIBOR ("London Inter-Bank Offer Rate") is 7.5% or more after February 2005. The debt is collateralized at the Federal Home Loan Bank by the purchased securities.

12.      SEGMENT INFORMATION

         Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information was adopted by the Company during 2000. This Statement establishes standards for the way that the Company reports information about its operating segments. The Company is comprised of two primary business segments, banking and insurance. The following table sets forth information regarding these segments for the three and six month periods ended June 30, 2003 and 2002.

                               Three Months Ended
                                  June 30, 2003

                                                     BANKING ACTIVITIES  INSURANCE ACTIVITIES      TOTAL
Net interest income (expense)                            $2,683,911          $  (6,025)          $2,677,886

Provision for loan losses                                   120,000                  0              120,000
                                                         ----------          ---------           ----------

Net interest income (expense) after
   provision for loan losses                              2,563,911             (6,025)           2,577,886

Non-interest income                                         963,192                  0              963,192

Insurance commissions and fees                                    0            858,925              858,925

Non-interest expense                                      2,428,217            644,467            3,072,684
                                                         ----------          ---------           ----------
Income before income taxes                                1,098,886            208,433            1,307,319

Income taxes                                                212,220             82,943              295,163
                                                         ----------          ---------           ----------
   Net income                                            $  886,666          $ 125,490           $1,012,156
                                                         ==========          =========           ==========

                                Six Months Ended
                                  June 30, 2003

                                                     BANKING ACTIVITIES   INSURANCE ACTIVITIES           TOTAL
Net interest income (expense)                            $5,376,890           ($   12,586)             $5,364,304

Provision for loan losses                                   240,000                     0                 240,000
                                                         ----------           -----------              ----------
Net interest income (expense) after
   provision for loan losses                              5,136,890               (12,586)              5,124,304

Non-interest income                                       2,059,446                     0               2,059,446

Insurance commissions and fees                                    0             1,900,235               1,900,235

Non-interest expense                                      5,003,607             1,379,454               6,383,061
                                                         ----------           -----------              ----------
Income before income taxes                                2,192,729               508,195               2,700,924

Income taxes                                                412,086               202,861                 614,947
                                                         ----------           -----------              ----------
   Net income                                            $1,780,643            $  305,334              $2,085,977
                                                         ==========           ===========              ==========

                               Three Months Ended
                                  June 30, 2002

                                                     BANKING ACTIVITIES   INSURANCE ACTIVITIES           TOTAL
Net interest income (expense)                            $2,632,933            $   (5,281)             $2,627,652

Provision for loan losses                                   105,000                     0                 105,000
                                                         ----------            ----------              ----------
Net interest income (expense) after
   provision for loan losses                              2,527,933                (5,281)              2,522,652

Non-interest income                                         582,342                     0                 582,342

Insurance commissions and fees                                    0               714,606                 714,606

Non-interest expense                                      2,088,220               487,294               2,575,514
                                                         ----------            ----------              ----------
Income before income taxes                                1,022,055               222,031               1,244,086

Income taxes                                                229,000                88,000                 317,000
                                                         ----------            ----------              ----------
   Net income                                            $  793,055            $  134,031              $  927,086
                                                         ==========            ==========              ==========

                                Six Months Ended
                                  June 30, 2002

                                                     BANKING ACTIVITIES   INSURANCE ACTIVITIES           TOTAL
Net interest income (expense)                            $5,255,812            $  (10,976)             $5,244,836

Provision for loan losses                                   210,000                     0                 210,000
                                                         ----------            ----------              ----------

Net interest income (expense) after
   provision for loan losses                              5,045,812               (10,976)              5,034,836

Non-interest income                                       1,144,506                     0               1,144,506

Insurance commissions and fees                                    0             1,506,409               1,506,409

Non-interest expense                                      4,178,823             1,009,491               5,188,314
                                                         ----------            ----------              ----------

Income before income taxes                                2,011,495               485,942               2,497,437

Income taxes                                                497,457               193,543                 691,000
                                                         ----------            ----------              ----------

   Net income                                            $1,514,038            $  292,399              $1,806,437
                                                         ==========            ==========              ==========

13.      CONTINGENT LIABILITIES AND COMMITMENTS

         The consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at June 30, 2003 and 2002 is as follows:

                                                            2003                  2002
                                                            ----                  ----
Commitments to extend credit                             $51,495,000           $34,040,000

Standby letters of credit                                  2,421,000             1,547,000
                                                         -----------           -----------
Total                                                    $53,916,000           $ 35,587,00
                                                         ===========           ===========

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

         The Company and its subsidiary, M&W Agency, Inc., lease certain offices, land, and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $146,000 in 2003, $265,000 in 2004, $175,000 in 2005,
         $173,000 in 2006, $179,000 in 2007, and $1,727,000 thereafter.

         The Company is subject to possible litigation proceedings in the normal course of business. As of June 30, 2003, the Company had no asserted claims pending against the Company that management considers to be significant.

14       STOCK OPTIONS

         The first of the Company's stock options were awarded during the quarter ended June 30, 2003 under the Company's Stock Option and Long-Term Incentive Plan (the "Plan"). The Board of Directors were awarded 11,000 options on the date of the annual meeting, April 22, 2003. The options have a six month vesting period and have an exercise price of $22.92, which was the fair market value of the Company's stock on April 22, 2003, as determined by the closing trade price of such stock on the NASDAQ National Market at the date of grant.

         The Company accounts for the stock options under the fair value recognition provisions of Standard of Financial Accounting Statement ("SFAS") 123, "Accounting for Stock-Based Compensation". For the quarter ended June 30, 2003 the Company recognized approximately $25,000 of stock based compensation.

15.      RECLASSIFICATIONS

         Certain reclassifications have been made to the 2002 financial statements to conform with the presentation used in 2003.

16.      REGULATORY LEGISLATION

         Sarbanes-Oxley Act. On July 30, 2002, the Sarbanes-Oxley Act for 2002 ("SOA") was signed into law. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

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

         The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the Company's cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, investment activities, loan origination, insurance service and fees, loan sale and servicing activities, service charges and fees collected on deposit accounts. Noninterest expense primarily consists of salaries and employee benefits, occupancy and equipment expense and technology and communication expenses.

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

ANALYSIS OF FINANCIAL CONDITION

Average Balance Sheet

         The following table presents the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid for the periods indicated. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Investments are included at amortized cost. Interest and yields are presented on a tax-equivalent basis.

                                                           THREE MONTHS ENDED                        THREE MONTHS ENDED
                                                             JUNE 30, 2003                              JUNE 30, 2002
                                                            AVERAGE    INTEREST                AVERAGE    INTEREST
                                                          OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/       YIELD/
                                                            BALANCE      PAID       RATE       BALANCE      PAID          RATE
ASSETS
Interest-earning assets:
  Loans, net                                                $162,642    $2,678      6.59%      $144,414    $2,677         7.41%
  Taxable investments                                         82,014       604      2.96%        50,440       720         5.71%
  Tax-exempt investments                                      52,893       883      6.67%        43,104       751         6.96%
  Time Deposits-Other Bank                                       877         6      2.63%             0         0         0.00%
  Federal funds sold                                           2,117         9      4.60%         3,538        12         1.36%
                                                            --------    ------      ----       --------    ------         ----

Total interest-earning assets                                300,543    $4,180      5.56%       241,496    $4,160         6.89%
                                                                        ======                             ======
Noninterest-earning assets
  Cash and due from banks                                      8,390                              8,306
  Premises and equipment, net                                  5,404                              4,361
  Other assets                                                14,370                              8,435
                                                            --------                           --------
Total Assets                                                $328,707                           $262,598
                                                            ========                           ========
LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts                                              $ 10,600    $    6      0.24%      $  9,973    $   14         0.56%
  Savings deposits                                           113,053       293      1.03%        70,228       201         1.14%
  Time deposits                                              101,105       730      2.88%        94,415       923         3.91%
  Fed funds purchased                                          1,035         4      1.93%            23         0         0.00%
  Securities sold u/a to repurchase and other                  5,240        13      1.01%         3,460        16         1.84%
  FHLB advances                                               13,866       148      4.27%         9,008       117         5.19%
 Notes payable                                                   912         6      2.65%           486         5         4.11%
                                                            --------    ------      ----       --------    ------         ----
Total interest-bearing liabilities                           245,811    $1,200      1.95%       187,593    $1,276         2.72%
                                                                        ------                             ------
Noninterest-bearing liabilities:
  Demand deposits                                             47,254                             42,159
  Other                                                        4,014                              4,631
                                                            --------                           --------
Total liabilities                                            297,079                           $234,383

Stockholders' equity                                          31,628                             28,215
                                                            --------                           --------
Total Liabilities and Stockholders' Equity                  $328,707                           $262,598
                                                            ========                           ========

Net interest earnings                                                   $2,980                             $2,884
                                                                        ======                             ======

Net yield on interest earning assets                                                3.61%                               4.17%

Total gross loans have grown to $169.6 million at June 30, 2003, reflecting a 5.9% or $9.5 million increase for the quarter. Total net loans (loans after allowance for loan losses) have grown to $167.2 million at June 30, 2003, reflecting a 5.9% or $9.3 million increase for the quarter. During the quarter, the Bank has continued to shift its loan portfolio composition toward higher-yielding commercial loans, especially those secured by real estate. Commercial loans total $120.3 million at June 30, 2003, reflecting a 6.2% or $7.0 million increase for the quarter. Consumer loans total $48.9 million at June 30, 2003, reflecting a 5.1% or $2.4 million increase for the quarter. Given the current low interest rate environment, the Bank continues to sell certain fixed rate residential loans originated under a certain interest rate level, while maintaining the servicing rights to such loans. During the second quarter 2003, the Bank sold loans to FNMA totaling $3.5 million as compared to $1.7 million during the second quarter 2002. At June 30, 2003, the Bank had a loan servicing portfolio principal balance of $26.0 million upon which it earns a servicing fee. This loan servicing portfolio balance compares to $24.0 million at December 31, 2002.

Loan Portfolio Composition

         The following table presents selected information on the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                              JUNE 30, 2003  PERCENTAGE  DECEMBER 31, 2002  PERCENTAGE
                                  ($000)                     ($000)
Commercial Loans

   Real Estate                   $ 96,924        57.3%       $ 84,581          56.1%
   Installment                     13,545         8.0%         12,512           8.3%
   Lines of Credit                  9,755         5.8%          8,333           5.5%
   Cash Reserve                        50         0.0%             47           0.0%
                                 --------       -----        --------         -----

Total Commercial Loans            120,274        71.1%        105,473          69.9%

Consumer Loans

   Real Estate                     21,281        12.5%         19,789          13.1%
   Home Equity                     24,991        14.8%         23,132          15.3%
   Installment                      1,929         1.1%          1,886           1.3%
   Overdrafts                         269         0.2%            104           0.1%
   Credit Card                        306         0.2%            298           0.2%
   Other                              123         0.1%            126           0.1%
                                 --------       -----        --------         -----

Total Consumer Loans               48,899        28.9%         45,335          30.1%
                                 --------       -----        --------         -----

Total Loans                       169,173       100.0%        150,808         100.0%
                                 ========       =====        ========         =====

Net Deferred Costs &
Allowance for Loan Losses          (2,382)                     (2,146)
                                 --------                    --------

 Loans, Net                      $167,246                    $148,998
                                 ========                    ========

         Loan quality has remained stable with $4 thousand in net charge offs incurred during the second quarter ended June 30, 2003. Non-performing loans, defined as accruing loans greater than 90 days past due and non-accrual loans, totaled 0.07% of total loans outstanding at June 30, 2003 as compared to 0.79% at December 31, 2002. The decrease in non-accrual loans was due to the refinancing with a new borrower of one large commercial loan with a principal balance at December 31, 2002 of $853,253. At June 30, 2003, the same loan, with an outstanding principal balance of $682,044, was considered impaired and has a reserve of $326,000. No loans were considered impaired at December 31, 2002. The allowance for loan losses totaled $2.4 million or 1.40% of gross loans outstanding at June 30, 2003 as compared to $2.1 million or 1.42% of gross loans outstanding at December 31, 2002.

         The adequacy of the Company's allowance for loan losses is reviewed quarterly with consideration given to loan concentrations, charge-off history, delinquent loan percentages, and general economic conditions. Management believes the allowance for loan losses is adequate to absorb credit losses from existing loans.

The following table sets forth information regarding non-performing loans.

                                                    JUNE 30, 2003    DECEMBER 31, 2002
                                                    -------------    -----------------
                                                       ($000)             ($000)
Non-accruing loans:
       One-to-four family                              $    0             $    0

       Home equity                                          0                  0

       Commercial real estate and multi-family             70              1,104

       Consumer                                             0                  0

       Commercial business                                 32                 93
                                                       ------             ------
       Total                                              102              1,197
                                                       ------             ------

Accruing loans 90+ days past due                           25                  0
                                                       ------             ------

Total non-performing loans                             $  127             $1,197
                                                       ======             ======

Total non-performing loans as a percentage of
total assets                                             0.04%              0.41%
                                                       ======             ======

Total non-performing loans as a percentage of
total loans                                              0.07%              0.79%
                                                       ======             ======

The following table sets forth information regarding the allowance for loan losses for the six month period ended June 30, 2003 and 2002.

                                Six Months Ended June 30,
                                  2003           2002
                                  ----           ----
Beginning balance, January 1   $ 2,145,606    $ 1,786,115

Total charge offs                   (4,930)       (20,623)

Total recoveries                       831          7,568
                               -----------    -----------

Net charge offs                     (4,099)       (13,055)

Provision for loan losses          240,000        210,000
                               -----------    -----------

Ending balance, June 30        $ 2,381,507    $ 1,983,060
                               ===========    ===========

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                Balance at                 Balance at
                                                 06/30/03                   12/31/02
                                             Attributable to:           Attributable to:
                                             ----------------           ----------------
                                                  ($000)                     ($000)
Real Estate Loans                                 $1,376                     $  844

Commercial Loans and Leases                          358                        259

Installment Loans (Includes Credit Cards)            129                         72

Unallocated                                          519                        971
                                                  ------                     ------

Total allowance for loan losses                   $2,382                     $2,146
                                                  ======                     ======

Investing Activities

         The Company's securities portfolio decreased by 8.1% to approximately $128.4 million at June 30, 2003 as compared to approximately $139.7 million at March 31, 2003. The Company used investment maturities and pay-downs of principal in the second quarter as funding for the approximate growth of $9.5 million in loans. The growth in the securities portfolio of 20.4% for the six months ended June 30, 2003 was due in part to the Company's utilization of an advance from Federal Home Loan Bank of New York to fund an investment leverage strategy. Additionally, the success of attracting municipal deposits, with Muni-Vest, has increased the excess funds available for investment and not used for lending. Muni-Vest is a product which pays higher money-market equivalent rates of return to municipalities and school districts in markets where the Bank operates. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts. Available-for-sale securities with a total fair value of $70.4 million at June 30, 2003 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Funding Activities

         Total deposits during the quarter decreased 0.9% to $273.6 million at June 30, 2003 from $276.0 million at March 31, 2003. Year to date total deposits have increased 14.2% from $239.5 million at December 31, 2002. Regular savings deposits decreased to $108.1 million at June 30, 2003, reflecting a 9.7% or $11.6 million decrease for the quarter, due to payment of expenses by tax deposits from municipals. Primarily due to the Bank's success in retaining these municipal deposits with a revamped money market product called Muni-Vest, the year to date savings deposits have increased $13.2 million from $94.9 million at December 31, 2002. Additionally, the decrease for the quarter in savings deposits was partially offset by an increase in demand deposits of 11.0% to $52.0 million at June 30,2003. Core deposits (all deposits excluding time deposits greater than $100,000) decreased to $239.8 million, reflecting a 1.5% or $3.6 million decrease for the quarter. Demand deposits increased 16.5%, Now accounts increased 2.3%, and securities sold under agreement to repurchase decreased 1.4% from December 31, 2002 all of which vary day to day within a range based on customer transaction volume and represent normal deposit activity.

Other Balance Sheet Changes

         $6.2 million of bank owned life insurance was purchased during the first quarter 2003. The life insurance contracts (naming the Bank as primary beneficiary) were established to indirectly fund various employee benefit plans which were established in the second quarter of 2003.

         Other borrowed funds increased $6.8 million at June 30, 2003 from $8.1 million at December 31, 2002. The increase is attributed to a $7 million borrowing from FHLB as described above under Investing Activities. The borrowing is a 10 year callable product with an interest rate of 3.39%.

ANALYSIS OF RESULTS OF OPERATIONS

Net Income

         Net income was $1.0 million or $0.43 per share for the quarter ended June 30, 2003 as compared to $0.9 million or $0.40 per share for the quarter ended June 30, 2002. Year-to-date in 2003, the Company has recorded net income of $2.1 million or $0.89 per share as compared to $1.8 million or $0.78 per share for the same period in 2002. All per share amounts reflect the special 5 percent stock dividend paid on January 29, 2003. Net income represented a return on average assets of 1.23% for the quarter ended June 30, 2003 compared to 1.41% for the same period in 2002. The return on average equity for the second quarter of 2003 was 13.63% compared to 13.66% for the second quarter of 2002.

Other Operating Results

         Net interest income increased $50.0 thousand, or 1.9%, for the quarter ended June 30, 2003 compared to the same time period in 2002. Total interest income in the second quarter 2003 decreased 0.7% and interest paid on deposits and borrowings decreased 6.0% from the second quarter of 2002. Interest income decreased in spite of the $59.0 million, or 24.5% increase in average interest-earning assets to $300.5 million for the second quarter of 2003 from $241.5 million for the second quarter of 2002, due mainly to deposit growth in the Muni-Vest product and good growth in demand deposit accounts. The tax equivalent yield on total interest earning assets decreased to 5.56% for the quarter ended June 30, 2003 from 6.89% for the quarter ended June 30, 2002. The interest expense decrease reflects the $58.2 million, or 31.0% increase in average interest-bearing liabilities to $245.8 million for the second quarter of 2003 from $187.6 million for the second quarter of 2002 as well as the offsetting effect of interest rate reductions made by the Company since March 31, 2002. The cost of interest-bearing liabilities decreased to 1.95% for the quarter ended June 30, 2003 from 2.72% for the quarter ended June 30, 2002. The Company's net interest margin on earning assets, for the three month period ended June 30, 2003 was 3.97% as compared to 4.78% for the same time period in 2002. The decrease reflects investment and loan prepayments of the assets in the portfolio with the continued historical low interest rate environment. These prepayments are being invested in the lower environment. Additionally, a large volume increase has been realized in this environment. The Company anticipates that net interest margin will remain challenged in the near term future as a result of the current low interest rate environment.

         The yield on average loans decreased to 6.59% for the second quarter of 2003 from 7.41% for the same time period in 2002. The tax equivalent yield on federal funds and investments decreased from 6.11% in the second quarter of 2002 to 4.36% in the second quarter of 2003. The cost of funds on interest bearing balances decreased to 1.95% for the second quarter of 2003 from 2.72% for the same time period in 2002.

         The provision for loan losses has increased to $120 thousand for the second quarter of 2003 from $105 thousand for the same time period in 2002. The higher second quarter provision in 2003 was a result of continued commercial loan growth. The Company believes that the increase in the size of the overall loan portfolio as well as an increase in the commercial loan composition as a percentage of the overall portfolio substantiates the current loan loss provision. Commercial real estate loans tend to have a higher credit risk than consumer loans.

         The decrease in net interest margin is due primarily to two factors: increased competition from both a loan and deposit pricing perspective and a decrease in the potential to adjust deposit rates significantly lower as a result of the historically low interest rate environment.

         Non-interest income increased to $1.8 million for the second quarter 2003 as compared to $1.3 million for the second quarter 2002. Service charges increased to $452 thousand in the second quarter 2003, a 59.5% or $169 thousand increase over the second quarter 2002, due to a concentrated effort on increasing fee income in late 2002 and early 2003 and the roll out of the Bank's Safeguard Overdraft Service in early 2003. M&W Agency insurance commissions increased to $859 thousand in the second quarter, a 20.1% or $144 thousand increase over the second quarter 2002, partially due to the M&W acquisition of the Gutekunst Agency on January 1, 2003 and Frontier Claims Services on December 31, 2003. Due to higher loan activity, the Bank realized additional income, of approximately $87 thousand during the second quarter of 2003 on loan prepayment charges, loan servicing charges and letter of credit fees. The Bank also realized additional income on the increase in cash-surrender value of approximately $78 thousand on bank-owned life insurance on key employees, purchased in the first quarter of 2003. The Bank also realized $37 thousand in losses on sales of securities during the second quarter 2003 as compared to $101 thousand in gains in the second quarter 2002. Other increases include fees on the Bank's merchant credit card program and ATM fees.

         Non interest expense increased by $0.5 million to $3.1 million for the second quarter 2003 as compared to $2.6 million for the second quarter 2002. The primary increase is salaries of $0.3 million which is a result of the Bank and M&W Agency's growth over the past year, as well as normal merit increases. Professional services have increased $0.1 million primarily as a result of fees connected with a consulting engagement to increase fee income. Other expenses have increased $0.1 million due to a number of items including costs associated with the Bank's conversion to a new item processing data center environment, which have resulted in increased capacity, capability and opportunity for future efficiencies, as well as costs pertaining to the recent issuance of stock options to the Company's Board of Directors. The Company has elected to expense stock options under the provisions of SFAS No. 123.

         Income tax expense totaled $295,163 and $317,000 for the three month periods ended June 30, 2003 and 2002, respectively. The effective combined tax rate for the second quarter of 2003 was 22.6% compared to 25.5% for the second quarter of 2002. The decrease in the effective tax rate is primarily attributable to state tax advantages related to the recent establishment of Evans National Holding Corp, the Bank's subsidiary real estate investment trust, and the tax benefit of the Bank-owned life insurance increase in cash surrender value.

CAPITAL

         The Bank has consistently maintained regulatory capital ratios at, or above, "well capitalized" standards. Total stockholders' equity was $32.7 million at June 30, 2003, up from $31.0 million at March 31, 2003. Equity as a percentage of assets was 9.87% at June 30, 2003, compared to 9.35% at March 31, 2003. Book value per common share rose to $13.97 at June 30, 2003, up from $13.29 at March 31, 2003.

CAPITAL EXPENDITURES

         The Bank has approved the construction and furnishing of a new branch office in Lancaster, New York for 2003. The cost to the Bank is expected to be approximately $0.8 million. Other planned expenditures include replacing a number of personal computers, replacing/adding automated teller machines (ATMs) and miscellaneous other equipment. The Bank believes it has a sufficient capital base to support these capital expenditures with current assets and retained earnings.

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

         The Company maintains specific interest rate risk management policy limits. Based on simulation modeling, these guidelines include a +/- 5.25% of net interest income and a 6% of capital threshold on the value of the Company's economic value of equity. At June 30, 2003, the effect of an immediate 200 basis point increase in interest rate would increase the Company's annual net interest income by 1.4%, or $ 0.2 million. A 200 basis point decrease in interest rate would decrease annual net interest income by 3.7% or approximately $ 0.5 million.

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

         The cash flows from the investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At June 30, 2003, approximately 4.9% of the Bank's securities had maturity dates of one year or less and approximately 19.6% had maturity dates of five years or less. At June 30, 2003, the Bank had net short-term liquidity of $20.5 million as compared to $36.9 million at December 31, 2002. Available assets of $121.8 million, less public and purchased funds of $97.8 million, resulted in a long-term liquidity ratio of 125% at June 30, 2003, versus 158% at December 31, 2002. The decrease is due to the large increase in deposits over the six month period, which are considered volatile funds.

         Liquidity needs can also be met by aggressively pursuing municipal deposits, which are normally awarded on the basis of competitive bidding. The Bank maintains a sufficient level of US government and government agency securities and New York State municipal bonds that can be pledged as collateral for these deposits.

MARKET RISK

         When rates rise or fall, the market value of the Bank's rate-sensitive assets and liabilities increases or decreases. As a part of the Bank's asset/liability policy, the Bank has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. On a monthly basis, the balance sheet is shocked for immediate rate increases of 100 and 200 basis points. At June 30, 2003, the Bank determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion. The Bank's capital ratios are also reviewed on a quarterly basis.

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

ITEM 1.  Legal Proceedings - None to report

ITEM 2.  Changes in Securities - None to report

ITEM 3.  Defaults upon Senior Securities - None to report

ITEM 4.  Submission of Matters To a Vote of Security Holders

         The 2003 Annual Shareholders meeting of the Registrant was held on April 22, 2003. At the meeting, LaVerne G. Hall, Robert G. Miller, Jr, James Tilley, and John R. O'Brien were elected as directors for a term of three years, and Nancy W Ware was elected as a director for a term of two years. The following votes were cast for the nominees:

                                      FOR
Nancy W Ware                       1,527,085
LaVerne G Hall                     1,530,661
Robert G Miller, Jr                1,530,661
John R. O'Brien                    1,528,880
James Tilley                       1,529,663

         The following directors also continue their terms of office:

         Robert W Allen
         William F Barrett
         James E Biddle Jr
         Phillip Brothman
         David M Taylor
         Thomas H Waring, Jr

         The proposed amendment to Evans Bancorp, Inc. 1999 Stock Option and Long Term Incentive Plan was approved with 1,118,416 votes for, 124,160 votes cast against, 8,842 votes abstained, and 311,765 broker non-votes.

         The proposed Employee Stock Purchase Plan was approved with 1,165,105 votes for, 47,854 votes cast against, 38,459 votes abstained, and 311,765 broker non-votes.

ITEM 5.  Other Information - None to report

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

Exhibit No.                                Name                                              Page No.
   31.1          Certification of James Tilley pursuant to Rule 13a-14(a) and                   23
                 15d-14(a), as adopted pursuant to section 302 of The
                 Sarbanes-Oxley Act of 2002.

   31.2          Certification of Mark DeBacker pursuant to Rule 13a-14(a) and                  25
                 15d-14(a), as adopted pursuant to section 302 of The
                 Sarbanes-Oxley Act of 2002.

   32.1          Certification of James Tilley pursuant to 18 USC Section 1350                  27
                 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

   32.2          Certification of Mark DeBacker pursuant to 18 USC Section 1350                 29
                 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K :

              The registrant filed a Form 8-K on July 29, 2003 to report under
         Item 7 and Item 12 a press release announcing second quarter earnings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                   Evans Bancorp, Inc.

DATE
July 31, 2003                      /s/ James Tilley
                                   -----------------------------
                                   James Tilley
                                   President and CEO

DATE
July 31, 2003                      /s/ Mark DeBacker
                                   -----------------------------
                                   Mark DeBacker
                                   Treasurer