Form 10-Q
period 2003-09-30
EVANS BANCORP INC
filed 2003-10-29
CIK 842518

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended    September 30, 2003
                              ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                       ------------    --------------------

                         Commission file number      0-18539
                                               -------------


                              EVANS BANCORP, INC
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


                                 (716) 549-1000
                           -------------------------
                           (Issuer's telephone number)

                                 Not applicable
                           --------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange Act) Yes..[ ]. No...[X}...

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.50 Par Value--2,440,338 shares as of October 17, 2003

                                      INDEX


                       EVANS BANCORP, INC. AND SUBSIDIARY

                                                                                                                         PAGE
                                                                                                                         ----

PART 1.   FINANCIAL INFORMATION
-------------------------------

Item 1. Financial Statements (Unaudited)

                  Consolidated Balance Sheets-September 30, 2003 and
                  December 31, 2002                                                                                        1

                  Consolidated Statements of Income-Three months
                  ended September 30, 2003 and 2002                                                                        2

                  Consolidated Statements of Income-Nine months
                  ended September 30, 2003 and 2002                                                                        3

                  Consolidated Statements of Stockholders' Equity-Nine months
                  ended September 30, 2003 and 2002                                                                        4

                  Consolidated Statements of Cash Flows-Nine months
                  ended September 30, 2003 and 2002                                                                        5-6

                  Notes to Consolidated Financial Statements                                                               7

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                                      13

Item 3. Quantitative and Qualitative Disclosures About Market Risks                                                        20

Item 4. Controls and Procedures                                                                                            21


PART II.  OTHER INFORMATION                                                                                                21
---------------------------


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

   PART I - FINANCIAL INFORMATION                                        PAGE 1
   ITEM I - FINANCIAL STATEMENTS



                       EVANS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2003 and December 31, 2002
                                   (Unaudited)



                                                                               September 30,        December 31,
                   ASSETS                                                          2003                 2002
                                                                              ----------------    -----------------
   Cash and due from banks                                                        $10,020,937          $11,308,727
   Federal funds sold                                                                       -            8,450,000
                                                                              ----------------    -----------------
     Total cash and cash equivalents                                               10,020,937           19,758,727
   Interest bearing accounts in other banks                                           682,739              877,230
   Securities:
     Available-for-sale, at fair value                                            126,120,039          103,031,200
     Held-to-maturity, at amortized cost                                            3,641,812            3,640,714
   Loans, net of allowance for loan losses of $2,496,410 in 2003                  175,275,062          148,997,646
     and $2,145,606 in 2002
   Properties and equipment, net                                                    5,403,765            5,348,994
   Goodwill                                                                         2,944,913            2,944,913
   Intangible assets                                                                  830,185              787,115
   Bank-owned life insurance                                                        7,162,044              662,733
   Other assets                                                                     3,550,315            2,661,588
                                                                              ----------------    -----------------

   TOTAL ASSETS                                                                  $335,631,811         $288,710,860
                                                                              ================    =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits:
     Demand                                                                       $49,494,508          $44,664,537
     NOW and money market accounts                                                 11,071,519           10,535,456
     Regular savings                                                              111,693,220           94,907,508
     Time deposits, $100,000 and over                                              32,149,756           28,440,994
     Other time accounts                                                           69,646,569           60,958,340
                                                                              ----------------    -----------------

       Total deposits                                                             274,055,572          239,506,835

   Other borrowed funds                                                            17,875,238            8,110,964
   Securities sold under agreements to repurchase                                   6,993,385            6,543,456
   Dividend Payable                                                                   787,607                    -
   Other liabilities                                                                3,808,186            3,687,604
                                                                              ----------------    -----------------

   Total liabilities                                                              303,519,988          257,848,859
                                                                              ----------------    -----------------

CONTINGENT LIABILITIES AND COMMITMENTS (Note 13)

STOCKHOLDERS' EQUITY
   Common stock, $.50 par value; 10,000,000 shares authorized;
   2,432,309 shares outstanding in 2003, and 2,450,564 shares
        outstanding in 2002 *                                                       1,229,303            1,167,081
   Capital surplus                                                                 19,318,671           16,578,868
   Retained earnings                                                               10,191,815           11,179,871
   Accumulated other comprehensive income                                           1,947,651            1,942,295
                                                                              ----------------    -----------------
                                                                                   32,687,440           30,868,115
   Less: Treasury stock                                                              (575,617)              (6,114)
                                                                              ----------------    -----------------
   Total stockholders' equity                                                      32,111,823           30,862,001
                                                                              ----------------    -----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $335,631,811         $288,710,860
                                                                              ================    =================


*Adjusted for 5 percent stock dividend paid January 29, 2003 and
   a 5 percent stock dividend declared September 16, 2003
See Notes to Consolidated Financial Statements

      PART I - FINANCIAL INFORMATION                                    PAGE 2
      ITEM I - FINANCIAL STATEMENTS





                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             For the Three Months ended September 30, 2003 and 2002
                                   (Unaudited)



                                                                                Three Months Ended
                                                                                  September 30,
                                                                         2003                      2002
                                                                   ------------------        ------------------
INTEREST INCOME
      Loans                                                               $2,677,837                $2,689,269
      Federal funds sold & interest on deposits in other banks                14,672                    13,856
      Securities:
        Taxable                                                              380,052                   580,543
        Non-taxable                                                          572,930                   510,743
                                                                   ------------------        ------------------

      Total Interest Income                                                3,645,491                 3,794,411
INTEREST EXPENSE
      Interest on deposits                                                   960,781                 1,037,567
      Interest on borrowings                                                 165,586                   130,600
                                                                   ------------------        ------------------
      Total Interest Expense                                               1,126,367                 1,168,167

NET INTEREST INCOME                                                        2,519,124                 2,626,244

PROVISION FOR LOAN LOSSES                                                    120,000                   105,000
                                                                   ------------------        ------------------
NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                                            2,399,124                 2,521,244

NON-INTEREST INCOME:
      Service charges                                                        451,270                   260,993
      Insurance service and fees                                             897,005                   737,126
      Commission fees                                                         56,285                    88,402
      Net gain on sales of securities                                         58,957                         0
      Premium on loans sold                                                   56,455                    13,019
      Other                                                                  515,016                   274,964
                                                                   ------------------        ------------------
      Total non-interest income                                            2,034,988                 1,374,504

NON-INTEREST EXPENSE:
      Salaries and employee benefits                                       1,741,669                 1,412,706
      Occupancy                                                              348,600                   325,057
      Supplies                                                                54,484                    61,132
      Repairs and maintenance                                                 81,024                    97,485
      Advertising and public relations                                        56,207                    49,523
      Professional services                                                   97,822                   146,335
      FDIC assessments                                                        10,985                     8,876
      Other insurance                                                         82,470                    72,253
      Other                                                                  658,715                   495,471
                                                                   ------------------        ------------------

      Total non-interest expense                                           3,131,976                 2,668,838
                                                                   ------------------        ------------------

               Income before income taxes                                  1,302,136                 1,226,910

INCOME TAXES                                                                 292,953                   292,189
                                                                   ------------------        ------------------

NET INCOME                                                                $1,009,183                  $934,721
                                                                   ==================        ==================

NET INCOME PER COMMON SHARE-BASIC AND DILUTED*                                 $0.41                     $0.38
                                                                   ==================        ==================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES*                                  2,452,318                 2,436,691
                                                                   ==================        ==================

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES*                                 2,452,921                 2,436,691
                                                                   ==================        ==================



*Adjusted for 5 percent stock dividend paid January 29, 2003 and a 5 percent stock dividend declared September 16, 2003

See notes to Consolidated Financial Statements

      PART I - FINANCIAL INFORMATION                                    PAGE 3
      ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              For the Nine Months ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                            2003                       2002
                                                                      ------------------        -------------------
INTEREST INCOME
      Loans                                                                  $7,996,091                 $8,117,019
      Federal funds sold & interest on deposits in other banks                   77,324                     54,037
      Securities:
        Taxable                                                               1,556,731                  2,004,507
        Non-taxable                                                           1,714,047                  1,466,210
                                                                      ------------------        -------------------

      Total Interest Income                                                  11,344,193                 11,641,773

INTEREST EXPENSE
      Interest on deposits                                                    3,002,002                  3,352,435
      Interest on borrowings                                                    458,763                    418,258
                                                                      ------------------        -------------------
      Total Interest Expense                                                  3,460,765                  3,770,693

NET INTEREST INCOME                                                           7,883,428                  7,871,080

PROVISION FOR LOAN LOSSES                                                       360,000                    315,000
                                                                      ------------------        -------------------
NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                                               7,523,428                  7,556,080

NON-INTEREST INCOME:
      Service charges                                                         1,352,971                    817,726
      Insurance service and fees                                              2,797,240                  2,243,535
      Commission fees                                                           167,569                    183,066
      Net gain on sales of securities                                           270,955                    111,302
      Premium on loans sold                                                     102,308                     34,260
      Other                                                                   1,303,626                    635,530
                                                                      ------------------        -------------------
      Total non-interest income                                               5,994,669                  4,025,419
NON-INTEREST EXPENSE:
      Salaries and employee benefits                                          5,027,566                  4,104,031
      Occupancy                                                               1,095,610                    962,797
      Supplies                                                                  222,469                    170,652
      Repairs and maintenance                                                   296,031                    303,632
      Advertising and public relations                                          203,242                    145,475
      Professional services                                                     553,084                    425,572
      FDIC assessments                                                           29,430                     26,101
      Other insurance                                                           211,750                    210,193
      Other                                                                   1,875,855                  1,508,699
                                                                      ------------------        -------------------

      Total non-interest expense                                              9,515,037                  7,857,152
                                                                      ------------------        -------------------

               Income before income taxes                                     4,003,060                  3,724,347
INCOME TAXES                                                                    907,900                    983,189
                                                                      ------------------        -------------------

NET INCOME                                                                   $3,095,160                 $2,741,158
                                                                      ==================        ===================
NET INCOME PER COMMON SHARE-BASIC AND DILUTED*                                    $1.26                      $1.13
                                                                      ==================        ===================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES*                                     2,454,276                  2,433,048
                                                                      ==================        ===================

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES*                                    2,452,621                  2,433,048
                                                                      ==================        ===================


*Adjusted for 5 percent stock dividend paid January 29, 2003 and a 5 percent stock dividend declared September 16, 2003

See  notes to Consolidated Financial Statements

                       EVANS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                         ACCUMULATED
                                                                                            OTHER
                                               COMMON        CAPITAL       RETAINED     COMPREHENSIVE     TREASURY
                                                STOCK        SURPLUS       EARNINGS         INCOME         STOCK         TOTAL

Balance, January 1, 2002                      $ 1,103,234  $ 13,727,084   $ 11,464,273        $ 666,178          $ -  $ 26,960,769

Comprehensive income:
  2002 net income                                                            2,741,158                                   2,741,158

  Unrealized gain on available
    for sale securities, net of reclassification
    adjustment and tax effect of $506,753                                                     1,700,146                  1,700,146
                                                                                                                       -----------

      Total comprehensive income                                                                                         4,441,304
                                                                                                                       -----------
Cash dividends ($.54 per
  common share)                                                             (1,304,585)                                 (1,304,585)

Purchase of 880 shares for treasury                                                                          (16,748)      (16,748)

Issued 9,871 shares under dividend
   reinvestment plan                                4,487       158,481              -                -            -        162,968
                                               ----------   -----------    -----------       ----------     ---------  ------------

Balance, September 30, 2002                  $  1,107,721  $ 13,885,565   $ 12,900,846      $ 2,366,324    $ (16,748)  $ 30,243,708
                                               ==========   ===========    ===========       ==========     =========  ============\





                                               NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                           (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         ACCUMULATED
                                                                                            OTHER
                                               COMMON        CAPITAL       RETAINED     COMPREHENSIVE     TREASURY
                                                STOCK        SURPLUS       EARNINGS         INCOME         STOCK         TOTAL

Balance, January 1, 2003                      $ 1,167,081  $ 16,578,868   $ 11,179,871      $ 1,942,295     $ (6,114) $ 30,862,001

Comprehensive income:
  2003 net income                                                            3,095,160                                   3,095,160

  Unrealized gain on available
    for sale securities, net of reclassification
    adjustment and tax effect of $3,415                                                           5,356                      5,356
                                                                                                                        ----------

      Total comprehensive income                                                                                         3,100,516
                                                                                                                        ----------

Cash dividends ($.63 per common share)                                      (1,534,447)                                 (1,534,447)

Issued 8,618 shares under dividend
   reinvestment plan                                4,309       185,443                                                    189,752

Reissued 300 shares treasury stock
   under dividend reinvestment plan                                                494                         6,114         6,608

Stock options expense                                            75,148                                                     75,148

Fractional shares paid in cash on stock dividend        -             -        (12,138)               -            -       (12,138)

Purchased 26,295 shares for treasury                                                                        (575,617)     (575,617)

5 percent stock dividend-issued 115,824 shares     57,913     2,479,212     (2,537,125)               -            -             -
                                                ---------   -----------    ------------      ----------     ---------   -----------
Balance, September 30, 2003                   $ 1,229,303  $ 19,318,671   $ 10,191,815      $ 1,947,651   $ (575,617) $ 32,111,823
                                                =========   ===========    ============      ==========     =========   ===========

See Notes to Consolidated Financial Statements

      PART I - FINANCIAL INFORMATION                                    PAGE 5
      ITEM I - FINANCIAL STATEMENTS


                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)



                                                                       Nine Months Ended
                                                                          September 30,
                                                                     2003                       2002
                                                               ------------------        -------------------
OPERATING ACTIVITIES

      Interest received                                              $11,541,985                $11,620,469
      Fees and commissions received                                    5,466,099                  3,833,511
      Interest paid                                                   (3,497,491)                (3,946,881)
      Cash paid to suppliers and employees                            (9,581,081)                (7,537,471)
      Income taxes paid                                                 (910,490)                (1,107,877)
                                                               ------------------        -------------------


              Net cash provided by operating activities                3,019,022                  2,861,751


INVESTING ACTIVITIES
      Available for sale securities
         Purchases                                                   (99,676,891)               (42,210,419)
         Proceeds from sales                                          26,063,631                  8,463,344
         Proceeds from maturities                                     50,527,362                 29,512,656
      Held to maturity securities
         Purchases                                                    (2,768,262)                (2,076,777)
         Proceeds from maturities                                      2,640,264                  1,532,038
      Cash paid for bank owned life insurance                         (6,200,000)                         0
      Additions to properties and equipment                             (350,724)                (1,206,352)
      Increase in loans, net of repayments                           (39,535,646)               (13,875,915)
      Proceeds from sales of loans                                    13,039,250                  7,750,943
      Proceeds from sales of other real estate owned                           0                     69,420
      Acquisition of insurance agencies                                 (180,000)                   (50,000)
                                                               ------------------        -------------------

              Net cash used in investing activities                  (56,441,016)               (12,091,062)


FINANCING ACTIVITIES
      Increase in deposits                                            34,608,237                 11,725,295
      Proceeds (repayments) of borrowings                             10,214,203                 (1,570,022)
      Treasury Stock, net                                               (569,503)                   (16,748)
      Dividends paid, net                                               (568,733)                  (454,832)
                                                               ------------------        -------------------


              Net cash provided by financing activities               43,684,204                  9,683,693
                                                               ------------------        -------------------


Net (decrease) increase in cash and cash
      equivalents                                                     (9,737,790)                   454,382

Cash and cash equivalents, beginning of period                        19,758,727                 10,694,087
                                                               ------------------        -------------------

Cash and cash equivalents, end of period                              10,020,937                 11,148,469
                                                               ==================        ===================


See notes to Consolidated Financial Statements

      PART I - FINANCIAL INFORMATION                                     PAGE 6
      ITEM I - FINANCIAL STATEMENTS



                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)



                                                                                Nine Months Ended
                                                                                 September 30,
                                                                        2003                      2002
                                                                 -------------------       -------------------

RECONCILIATION OF NET INCOME TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
      Net income                                                         $3,095,160                $2,741,158
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                     1,072,202                   736,455
        Provision for loan losses                                           360,000                   315,000
        Gain on sale of assets                                             (373,263)                  (56,570)
        Stock options expensed                                               75,148                         -
        Increase in accrued interest payable                                (36,726)                 (176,188)
        Increase in accrued interest receivable                            (471,757)                 (175,319)
        Decrease in other liabilities                                       (16,768)                  (57,802)
        Decrease in other assets                                           (684,974)                 (464,983)
                                                                 -------------------       -------------------

      Total adjustments                                                     (76,138)                  120,593
                                                                 -------------------       -------------------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                     $3,019,022                $2,861,751
                                                                 ===================       ===================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTMENTS AND
FINANCIAL ACTIVITIES

      Acquisition of insurance agencies
        debt incurred                                                      $202,000                  $457,800



See notes to Consolidated Financial Statements

                                                                               7
PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS



                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (Unaudited)


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

        The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

                                                                               8
        The following table sets forth information regarding the allowance for loan losses for the nine month period ended September 30, 2003 and 2002.



                            ALLOWANCE FOR LOAN LOSSES


                                                                           Nine Months Ended September 30,

                                                                               2003                     2002
                                                                               ----                     ----
                 Beginning balance, January 1                                 $2,145,606             $1,786,115

                 Total charge offs                                              (10,027)               (32,180)

                 Total recoveries                                                    831                 15,300
                                                                                     ---                 ------

                 Net charge offs                                                 (9,196)               (16,880)

                 Provision for loan losses                                       360,000                315,000
                                                                                 -------                -------

                 Ending balance, September 30                                 $2,496,410             $2,084,235
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

5.      PER SHARE DATA

        The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. Basic earnings per share and diluted earnings per share are the same for the periods ending September 30, 2003 and 2002. The Company's potential dilutive securities included 387 and 410 dilutive shares for the three months and nine months ended September 30, 2003, respectively.

6.      CASH DIVIDEND

        A cash dividend of $0.32 per share, restated for the 5 percent stock dividend declared September 16, 2003, was declared on August 19, 2003 to shareholders of record as of September 10, 2003. A total of $787,607 was paid on 2,432,309 shares on October 1, 2003.

7.      STOCK DIVIDEND

        A five percent stock dividend was paid on January 29, 2003, to shareholders of record as of December 2, 2002. The stock dividend resulted in the issuance of 110,589 shares of common stock. All share and per share amounts have been restated to reflect the issuance of the stock dividend. Additionally, a five percent stock dividend to be paid on December 1, 2003, was declared on September 16, 2003 for shareholders of record as of October 14, 2003. The stock dividend will result in the issuance of approximately 116,000 shares of common stock before determination of fractional shares, which will be paid in cash.

8.      COMMON STOCK

        During the fourth quarter the Company issued 8,030 shares of common stock. These shares were issued to shareholders on October 1, 2003 who elected to receive shares in lieu of cash in the Company's dividend reinvestment plan.


9.      TREASURY STOCK

        During the quarter ended September 30, 2003 the Company repurchased 25,000 shares of common stock at an average cost of $21.94 per share. Additionally the Company received into treasury stock 1,295 shares released from an escrow account related to the final settlement of the M&W purchase at a cost of $20.93 per share.

10.     BANK-OWNED LIFE INSURANCE

        During the first quarter of 2003, the Bank purchased $6.2 million of additional insurance on the lives of certain officers and directors. The policies accumulate asset value to meet future liabilities including the payment of certain employee retirement benefits. Effective April 1, 2003 the Company implemented a non-qualified deferred compensation plan whereby certain directors and officers may defer a portion of their base pre-tax compensation. Effective April 1, 2003, the Company implemented a non-qualified executive incentive retirement plan, whereby the Company will defer on behalf of certain officers a portion of their base compensation as well as an incentive based upon Company performance, until retirement or termination of service, subject to certain vesting arrangements. Also, effective April 1, 2003, the Company implemented a group term replacement plan for life insurance benefit, which includes an endorsement split-dollar benefit to directors and certain officers. Costs pertaining to such plans are recorded in the consolidated statements of income. The increase in the cash surrender value of such policies is recorded as other non-interest income in the consolidated statements of income.


11.     OTHER BORROWED FUNDS


        The Company borrowed an additional $7.0 million from the Federal Home Loan Bank of New York ("FHLB") during the first quarter 2003 to fund a leverage strategy, which included the purchase of certain mortgage backed and agency securities. The borrowing is a 10 year repurchase advance at an interest rate of 3.39%. The debt is callable by the FHLB if LIBOR ("London Inter-Bank Offer Rate") is 7.5% or more after February 2005. The debt is collateralized at the Federal Home Loan Bank by the purchased securities.


12.     SEGMENT INFORMATION

        Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information was adopted by the Company during 2000. This Statement establishes standards for the way that the Company reports information about its operating segments. The Company is comprised of two primary business segments, banking and insurance. The following table sets forth information regarding these segments for the three and nine month periods ended September 30, 2003 and 2002.


                               Three Months Ended
                               September 30, 2003


                                             BANKING ACTIVITIES            INSURANCE ACTIVITIES              TOTAL



Net interest income (expense)                          $2,524,787                      ($5,663)                 $2,519,124

Provision for loan losses                                 120,000                             0                    120,000
                                          ------------------------      ------------------------     ----------------------

Net interest income (expense) after

   provision for loan losses                            2,404,787                       (5,663)                  2,399,124


Non-interest income                                     1,137,983                             0                  1,137,983

Insurance commissions and fees                                  0                       897,005                    897,005

Non-interest expense                                    2,422,505                       709,471                  3,131,976
                                          ------------------------      ------------------------     ----------------------


Income before income taxes                              1,120,265                       181,871                  1,302,136

Income taxes                                              220,988                        71,965                    292,953
                                          ------------------------      ------------------------     ----------------------

   Net income                                            $899,277                      $109,906                 $1,009,183
                                          ========================      ========================     ======================

                                Nine Months Ended
                               September 30, 2003



                                             BANKING ACTIVITIES            INSURANCE ACTIVITIES              TOTAL


Net interest income (expense)                          $7,901,677                     ($18,249)                 $7,883,428

Provision for loan losses                                 360,000                             0                    360,000
                                          ------------------------      ------------------------     ----------------------

Net interest income (expense) after

   provision for loan losses                            7,541,677                      (18,249)                  7,523,428

Non-interest income                                     3,197,429                             0                  3,197,429

Insurance commissions and fees                                  0                     2,797,240                  2,797,240

Non-interest expense                                    7,426,112                     2,088,925                  9,515,037
                                          ------------------------      ------------------------     ----------------------


Income before income taxes                              3,312,994                       690,066                  4,003,060

Income taxes                                              633,074                       274,826                    907,900
                                          ------------------------      ------------------------     ----------------------

   Net income                                          $2,679,920                      $415,240                 $3,095,160
                                          ========================      ========================     ======================



                               Three Months Ended
                               September 30, 2002


                                             BANKING ACTIVITIES            INSURANCE ACTIVITIES              TOTAL


Net interest income (expense)                          $2,631,222                      ($4,978)                 $2,626,244

Provision for loan losses                                 105,000                             0                    105,000
                                          ------------------------      ------------------------     ----------------------

Net interest income (expense) after

   provision for loan losses                            2,526,222                       (4,978)                  2,521,244


Non-interest income                                       637,378                             0                    637,378

Insurance commissions and fees                                  0                       737,126                    737,126

Non-interest expense                                    2,160,382                       508,456                  2,668,838
                                          ------------------------      ------------------------     ----------------------


Income before income taxes                              1,003,218                       223,692                  1,226,910

Income taxes                                              203,483                        88,706                    292,189
                                          ------------------------      ------------------------     ----------------------

   Net income                                            $799,735                      $134,986                   $934,721
                                          ========================      ========================     ======================\

                                Nine Months Ended
                               September 30, 2002



                                             BANKING ACTIVITIES            INSURANCE ACTIVITIES              TOTAL


Net interest income (expense)                          $7,887,034                     ($15,954)                 $7,871,080

Provision for loan losses                                 315,000                             0                    315,000
                                          ------------------------      ------------------------     ----------------------

Net interest income (expense) after

   provision for loan losses                            7,572,034                      (15,954)                  7,556,080

Non-interest income                                     1,781,884                             0                  1,781,884

Insurance commissions and fees                                  0                     2,243,535                  2,243,535

Non-interest expense                                    6,339,205                     1,517,947                  7,857,152
                                          ------------------------      ------------------------     ----------------------


Income before income taxes                              3,014,713                       709,634                  3,724,347

Income taxes                                              700,940                       282,249                    983,189
                                          ------------------------      ------------------------     ----------------------

   Net income                                          $2,313,773                      $427,385                 $2,741,158
                                          ========================      ========================     ======================




13.     CONTINGENT LIABILITIES AND COMMITMENTS


        The consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at September 30, 2003 and 2002 is as follows:



                                                                         2003                         2002
                                                                         ----                         ----


Commitments to extend credit                                             $51,442,000                 $35,928,000

Standby letters of credit                                                  2,373,000                   1,791,000
                                                                  -------------------            ----------------

Total                                                                    $53,815,000                 $37,719,000
                                                                  ===================            ================

        Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements to the Bank. The Bank has not incurred any losses on its commitments during the past two years.

        Certain lending commitments for conforming residential mortgage loans to be sold into the secondary market are considered derivative instruments under the guidelines of SFAS No. 133. The changes in the fair value of these commitments due to interest rate risk are not recorded on the consolidated balance sheets as these derivatives are not considered material.

        The Company and its subsidiary, M&W Agency, Inc., lease certain offices, land, and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $80,000 in 2003, $294,000 in 2004, $203,000 in 2005, $173,000 in 2006,
        $179,000 in 2007, and $1,727,000 thereafter.

        The Company is subject to possible litigation proceedings in the normal course of business. As of September 30, 2003, the Company had no asserted claims pending against the Company that management considered to be significant.

14     STOCK OPTIONS

       Stock options were awarded during the quarter ended September 30, 2003 under the Company's Stock Option and Long-Term Incentive Plan (the "Plan"). Certain employees of the Bank and its subsidiaries were awarded 15,500 options on August 19, 2003. The options have vesting schedules from two years through nine years and have an exercise price of $22.28.

       Additionally, the Company implemented the Evans Bancorp, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") on July1, 2003. The Stock Purchase Plan allows participants to purchases shares of Common Stock at an option price equal to the lesser of 85% of the fair market value of the Common Stock on the date of grant or 85% of the fair market value on the date of exercise. The Company granted options on July 1, 2003 based on participant's selected deferral compensation percentages.

       The Company accounts for the stock options under the fair value recognition provisions of Standard of Financial Accounting Statement ("SFAS") 123, "Accounting for Stock-Based Compensation." For the quarter ended September 30, 2003 the Company recognized approximately $75,000 of stock based compensation expense.

15.    RECLASSIFICATIONS

       Certain reclassifications have been made to the 2002 financial statements to conform with the presentation used in 2003.

16.    SUBSEQUENT EVENTS

       Subsequent to September 30, 2003, M&W Agency, Inc. completed its acquisition of the assets, business and certain liabilities of Tarbox Inc. a retail property and insurance agency located in Gowanda, New York. The pro forma impact of this acquisition is not material to the net sales, net income, or basic earnings per share assuming the acquisition had taken place on January 1, 2003.

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


                                                                THREE MONTHS ENDED               THREE MONTHS ENDED
                                                                SEPTEMBER 30, 2003               SEPTEMBER 30, 2002

                                                        AVERAGE      INTEREST              AVERAGE     INTEREST
                                                      OUTSTANDING     EARNED/   YIELD/   OUTSTANDING    EARNED/      YIELD/
                                                        BALANCE        PAID      RATE      BALANCE       PAID        RATE
ASSETS                                                  (000'S)       (000'S)              (000'S)     (000'S)
Interest-earning assets:
  Loans, net                                               $171,938    $2,678     6.23%      $147,771    $2,689         7.28%
  Taxable investments                                        70,644       380     2.15%        45,184       580         5.14%
  Tax-exempt investments                                     53,131       573    6.56%*        45,107       511        6.89%*
  Time Deposits-Other Bank                                      872         6     2.60%             0         0         0.00%
  Federal funds sold                                          3,648         9     0.99%         3,323        14         1.66%
                                                     --------------- --------- --------- ------------- --------- -------------

Total interest-earning assets                               300,233    $3,646     5.25%       241,385    $3,794         6.72%
                                                                     =========                         =========
Noninterest-earning assets
  Cash and due from banks                                     8,953                             8,676
  Premises and equipment, net                                 5,387                             4,483
  Other assets                                               14,791                             8,441
                                                     ---------------                     -------------
Total Assets                                               $329,364                          $262,985
                                                     ===============                     =============

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts                                              $11,259        $6     0.21%        $9,642       $12         0.50%
  Savings deposits                                          107,059       220     0.82%        74,937       195         1.04%
  Time deposits                                             102,980       735     2.85%        88,208       831         3.77%
  Fed funds purchased                                           650         2     1.23%             0         0         0.00%
  Securities sold u/a to repurchase and other                 6,033        13     0.86%         3,344        13         1.55%
  FHLB advances                                              13,573       145     4.27%         8,729       112         5.12%
 Notes payable                                                  852         6     2.82%           455         5         4.44%
                                                     --------------- --------- --------- ------------- --------- -------------
Total interest-bearing liabilities                          242,406    $1,127     1.86%       185,315    $1,168         2.72%
                                                                     ---------                         ---------
Non interest-bearing liabilities:
  Demand deposits                                            50,825                            42,589
  Other                                                       4,302                             5,596
                                                     ---------------                     -------------
Total liabilities                                           297,533                          $233,500

Stockholders' equity                                         31,831                            29,485
                                                     ---------------                     -------------
Total Liabilities and Stockholders' Equity                 $329,364                          $262,985
                                                     ===============                     =============

Net interest earnings                                                  $2,519                            $2,626
                                                                     =========                         =========

Net yield on interest earning assets                                              3.37%                                 4.00%

* Internal investment decisions utilize tax-equivalent yields, which are presented for consistency. GAAP basis yields for tax-exempt investments were 4.31% and 4.53% for the three months ended September 30, 2003 and 2002, respectively.

Total gross loans have grown to $177.8 million at September 30, 2003, reflecting a 4.8% or $8.1 million increase from June 30, 2003. Total net loans (loans after allowance for loan losses) have grown to $175.3 million at September 30, 2003, reflecting a 4.8% or $8.0 million increase from June 30, 2003. During the quarter, the Bank has continued to shift its loan portfolio composition toward higher-yielding commercial loans, especially those secured by real estate. Commercial loans total $126.1 million at September 30, 2003, reflecting a 4.8% or $5.8 million increase from June 30, 2003. Consumer loans total $51.2 million at September 30, 2003, reflecting a 4.7% or $2.3 million increase from June 30, 2003. Given the current low interest rate environment, the Bank continues to sell certain fixed rate residential loans originated under a certain interest rate level, while maintaining the servicing rights to such loans. During the third quarter 2003, the Bank sold loans to FNMA totaling $6.7 million as compared to $2.9 million during the third quarter 2002.

At September 30, 2003, the Bank had a loan servicing portfolio principal balance of $29.5 million upon which it earns a servicing fee. This loan servicing portfolio balance compares to $24.0 million at December 31, 2002.

Loan Portfolio Composition
         The following table presents selected information on the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                   SEPTEMBER 30, 2003     PERCENTAGE          DECEMBER 31, 2002           PERCENTAGE
                                         ($000)                                     ($000)
Commercial Loans

   Real Estate                             $  103,079            58.1%                $     84,581               56.1%
   Installment                                 13,396             7.6%                      12,512                8.3%
   Lines of Credit                              9,559             5.4%                       8,333                5.5%
   Cash Reserve                                    66             0.0%                          47                0.0%
                                 --------------------- ----------------   -------------------------   -----------------

Total Commercial Loans                        126,100            71.1%                     105,473               69.9%

Consumer Loans


   Real Estate                                 21,858            12.3%                      19,789               13.1%
   Home Equity                                 26,078            14.7%                      23,132               15.3%
   Installment                                  2,173             1.2%                       1,886                1.3%
   Overdrafts                                     684             0.4%                         104                0.1%
   Credit Card                                    268             0.2%                         298                0.2%
   Other                                          133             0.1%                         126                0.1%
                                 --------------------- ----------------   -------------------------   -----------------

Total Consumer Loans                           51,194            28.9%                      45,335               30.1%
                                 --------------------- ----------------   -------------------------   -----------------

Total Loans                                   177,294           100.0%                     150,808              100.0%
                                 ===================== ================   =========================   =================


Net Deferred Costs                                477                                          336
Allowance for Loan Losses                     (2,496)                                      (2,146)
                                 ---------------------                    -------------------------

 Loans, Net                                $  175,275                                $     148,998
                                 =====================                    =========================



         Loan quality has remained stable with $9 thousand in net charge offs incurred during the nine months ended September 30, 2003. Non-performing loans, defined as accruing loans greater than 90 days past due and non-accrual loans, totaled 0.15% of total loans outstanding at September 30, 2003 as compared to 0.79% at December 31, 2002. The decrease in non-accrual loans was due to the assumption by a new borrower of one large commercial loan with a principal balance at December 31, 2002 of $853,253. At September 30, 2003, the same loan, with an outstanding principal balance of $676,358, was considered impaired and has a reserve of $326,000. No loans were considered impaired at December 31, 2002. The allowance for loan losses totaled $2.5 million or 1.41% of gross loans outstanding at September 30, 2003 as compared to $2.1 million or 1.42% of gross loans outstanding at December 31, 2002.

         The adequacy of the Company's allowance for loan losses is reviewed quarterly with consideration given to loan concentrations, charge-off history, delinquent loan percentages, and general economic conditions. Management believes the allowance for loan losses is adequate to absorb credit losses from existing loans.

The following table sets forth information regarding non-performing loans.


                                                       SEPTEMBER 30, 2003       DECEMBER 31, 2002
                                                       ------------------       -----------------
                                                                   ($000)                  ($000)
Non-accruing loans:

       One-to-four family                                              $0                      $0

       Home equity                                                      0                       0

       Commercial real estate and multi-family                        208                   1,104

       Consumer                                                         0                       0

       Commercial business                                             20                      93

                                                   ----------------------- -----------------------
       Total                                                          228                   1,197
                                                   ----------------------- -----------------------

Accruing loans 90+ days past due                                       39                       0
                                                   ----------------------- -----------------------

Total non-performing loans                                           $267                  $1,197
                                                   ======================= =======================

Total non-performing loans as a percentage of
total assets                                                        0.08%                   0.41%
                                                   ======================= =======================

Total non-performing loans as a percentage of
total loans                                                         0.15%                   0.79%
                                                   ======================= =======================



The following table sets forth information regarding the allowance for loan losses for the nine month period ended September 30, 2003 and 2002.




                                                         Nine Months Ended September 30,

                                                              2003                      2002
                                                              ----                      ----

Beginning balance, January 1                                 $2,145,606              $1,786,115

Total charge offs                                              (10,027)                (32,180)

Total recoveries                                                    831                  15,300
                                                                    ---                  ------

Net charge offs                                                 (9,196)                (16,880)

Provision for loan losses                                       360,000                 315,000
                                                                -------                 -------

Ending balance, September 30                                 $2,496,410              $2,084,235
                                                             ==========              ==========

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES




                                                  Balance at         Balance at
                                                   09/30/03           12/31/02
                                               Attributable to:    Attributable to:

                                                    ($000)             ($000)

Real Estate Loans                                       $1,406              $844

Commercial Loans and Leases                                382               259

Installment Loans (Includes Credit Cards)                  139                72

Unallocated                                                569               971
                                                           ---               ---

Total allowance for loan losses                         $2,496            $2,146
                                                         =====             =====


Investing Activities
         The Company's securities portfolio increased by 1.1% to approximately $129.8 million at September 30, 2003 as compared to approximately $128.4 million at June 30, 2003. The growth in the securities portfolio of 21.6% for the nine months ended September 30, 2003 was due in part to the Company's utilization of an advance from Federal Home Loan Bank of New York to fund an investment leverage strategy. Additionally, the success of attracting municipal deposits, with Muni-Vest, has increased the excess funds available for investment and not used for lending. Muni-Vest is a product which pays higher money-market equivalent rates of return to municipalities and school districts in markets where the Bank operates. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts. The Company monitors extension and prepayment risk in the portfolio to limit potential exposures. Management believes the average expected life of the portfolio is 4.54 years as of September 30, 2003, as compared to 6.54 years at September 30, 2002. Available-for-sale securities with a total fair value of $75.9 million at September 30, 2003 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Funding Activities
         Total deposits during the quarter increased 0.2% to $274.1 million at September 30, 2003 from $273.6 million at June 30, 2003. Year to date total deposits have increased 14.4% from $239.5 million at December 31, 2002. Regular savings deposits increased to $111.7 million at September 30, 2003, reflecting a 3.4% or $3.6 million increase for the quarter, primarily due to the Bank's success in retaining these municipal deposits with Muni-Vest, the year to date savings deposits have increased $16.8 million from $94.9 million at December 31, 2002. Additionally, the increase for the quarter in savings deposits was partially offset by an decrease in demand deposits of 4.9% to $49.5 million at September 30,2003. Core deposits (all deposits excluding time deposits greater than $100,000) increased to $241.9 million, reflecting a 0.9% or $2.1 million increase for the quarter. Demand deposits increased 10.8%, regular savings increased 17.7%, time deposits $100 thousand and over increased 13.0%, other time accounts increased 14.3%, and securities sold under agreement to repurchase increased 6.9% from December 31, 2002 all of which vary day to day within a range based on customer transaction volume and represent normal deposit activity.

Other Balance Sheet Changes
         $6.2 million of bank owned life insurance was purchased during the first quarter 2003. The life insurance contracts (naming the Bank as primary beneficiary) were established to indirectly fund various employee benefit plans which were established in the second quarter of 2003.

         Other borrowed funds increased by $9.8 million at September 30, 2003 from $8.1 million at December 31, 2002. The increase is primarily attributed to a $7 million borrowing from FHLB as described above under Investing Activities. The borrowing is a 10 year callable product with an interest rate of 3.39%. Additionally, the Company had federal funds purchased of approximately $3.6 million at September 30, 2003, compared to no federal funds purchased at December 31, 2002.

ANALYSIS OF RESULTS OF OPERATIONS

Net Income
         Net income was $1.0 million or $0.41 per share for the quarter ended September 30, 2003 as compared to $0.9 million or $0.38 per share for the quarter ended September 30, 2002. Year-to-date in 2003, the Company has recorded net income of $3.1 million or $1.26 per share as compared to $2.7 million or $1.13 per share for the same period in 2002. All per share amounts reflect the special 5 percent stock dividend paid on January 29, 2003 and special 5 percent stock dividend declared on September 16, 2003. Net income represented a return on average assets of 1.23% for the quarter ended September 30, 2003 compared to 1.42% for the same period in 2002. The return on average equity for the third quarter of 2003 was 13.12% compared to 13.43% for the third quarter of 2002.

Other Operating Results
         Net interest income decreased $107.1 thousand, or 4.1%, for the quarter ended September 30, 2003 compared to the same time period in 2002. Total interest income in the third quarter 2003 decreased 3.9% and interest paid on deposits and borrowings decreased 3.6% from the third quarter of 2002. Interest income decreased in spite of the $58.8 million, or 24.4% increase in average interest-earning assets to $300.2 million for the third quarter of 2003 from $241.4 million for the third quarter of 2002, due mainly to deposit growth in the Muni-Vest product as well as growth in demand deposit accounts. The tax equivalent yield on total interest earning assets decreased to 5.25% for the quarter ended September 30, 2003 from 6.72% for the quarter ended September 30, 2002. The interest expense decrease reflects the effect of interest rate reductions made by the Company since September 30, 2002 as well as the offsetting $57.1 million, or 30.8% increase in average interest-bearing liabilities to $242.4 million for the third quarter of 2003 from $185.3 million for the third quarter of 2002. The cost of interest-bearing liabilities decreased to 1.86% for the quarter ended September 30, 2003 from 2.72% for the quarter ended September 30, 2002. The Company's net interest margin on earning assets, for the three month period ended September 30, 2003 was 3.75% as compared to 4.79% for the same time period in 2002. The decrease reflects the result of accelerated amortization of investment security premiums and loan prepayments of the assets in the portfolio with the continued historical low interest rate environment. These prepayments are being invested in the lower environment. Additionally, a large volume increase has been realized in this environment. The Company anticipates that net interest margin will remain challenged in the near term future as a result of the current low interest rate environment. Year-to-date net interest income increased $12.3 thousand, or 0.2% for the nine months ended September 30, 2003 compared to the same period in 2002. The small increase is due to the same offsetting relationship evidenced in the third quarter of 2003 between growth in average assets, 295.6 million as of September 30, 2003 versus $240.3 million at September 30, 2002, and the reduction of net interest margin , 4.00% and 4.82% for the nine months ended September 30, 2003 and 2002, respectively.

         The provision for loan losses has increased to $120 thousand for the third quarter of 2003 from $105 thousand for the same time period in 2002. The provision for loan losses has increased to $360 thousand for the nine months ended September 30,2003 from $315 thousand for the same time period in 2002. The higher third quarter and year-to-date provision in 2003 was a result of continued commercial loan growth. The Company believes that the increase in the size of the overall loan portfolio as well as an increase in the commercial loan composition as a percentage of the overall portfolio substantiates the current loan loss provision. Commercial real estate loans tend to have a higher credit risk than consumer loans.

         The decrease in net interest margin is due primarily to three factors: increased competition from both a loan and deposit pricing perspective, a decrease in the potential to adjust deposit rates significantly lower as a result of the historically low interest rate environment, and a large amount of activity in mortgage refinancing which led to an acceleration of amortization on investment securities purchased at a premium that were backed by mortgages.

         Non-interest income increased to $2.0 million, or 48.1%, for the third quarter 2003 as compared to $1.4 million for the third quarter 2002. Service charges increased to $451 thousand in the third quarter 2003, a 72.9% or $190 thousand increase over the third quarter 2002, due to a concentrated effort on increasing fee income in late 2002 and early 2003 and the roll out of the Bank's Safeguard Overdraft Service in early 2003. M&W Agency insurance commissions increased to $897 thousand in the third quarter, a 21.7% or $160 thousand increase over the third quarter 2002, partially due to the M&W acquisition of the Gutekunst Agency on January 1, 2003 and Frontier Claims Services on December 31, 2002. Due to higher loan activity, the Bank realized additional income, of approximately $123 thousand during the third quarter of 2003 on loan prepayment charges, loan servicing charges, Bankers Title Credit, and letter of credit fees. The Bank also realized additional income on the increase in cash-surrender value of approximately $78 thousand on bank-owned life insurance on key employees, purchased in the first quarter of 2003. The Bank also realized $59 thousand in gains on sales of securities during the third quarter 2003 as compared to no gains in the third quarter 2002. Other increases include fees on the Bank's merchant credit card program and ATM fees. Non-interest income increased $2.0 million, or 48.9% for the nine month ended September 30, 2003, compared to the same period in 2002.

         Non interest expense increased by $0.5 million, or 17.4%, to $3.1 million for the third quarter 2003 as compared to $2.7 million for the third quarter 2002. The primary increase is salaries of $0.3 million which is a result of the Bank and M&W Agency's growth over the past year, as well as normal merit increases. Other expenses have increased $0.2 million due to a number of items including costs associated with the Bank's conversion to a next generation item processing data center environment, which have resulted in increased capacity, capability and opportunity for future efficiencies, as well as costs pertaining to the recent issuance of stock options to the Company's Board of Directors. Non-interest expense increased $1.7 million, or 21.1% for the nine month ended September 30, 2003, compared to the same period in 2002.

         Income tax expense totaled $292,953 and $292,189 for the three month periods ended September 30, 2003 and 2002, respectively. Income tax expense totaled $907,900 and $983,189 for the nine month periods ended September 30, 2003 and 2002, respectively. The effective combined tax rate for the third quarter of 2003 was 22.5% compared to 23.8% for the third quarter of 2002. The effective combined tax rate for the first nine months of 2003 was 22.7% compared to 26.4% for the first nine months of 2002. The decrease in the effective tax rate is primarily attributable to state tax advantages related to the recent establishment of Evans National Holding Corp, the Bank's subsidiary real estate investment trust, and the tax benefit of the Bank-owned life insurance increase in cash surrender value.

CAPITAL

         The Bank has consistently maintained regulatory capital ratios at, or above, "well capitalized" standards. Total stockholders' equity was $32.1 million at September 30, 2003, down from $32.7 million at June 30, 2003. This reduction is primarily attributable to stock repurchases during 2003 of $575,617. Equity as a percentage of assets was 9.57% at September 30, 2003, compared to 9.87% at June 30, 2003. Book value per common share fell to $13.20 at September 30, 2003, down from $13.31 at June 30, 2003.

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

         The Company maintains specific interest rate risk management policy limits. Based on simulation modeling, these guidelines include a +/- 5.25% of net interest income and a 6% of capital threshold on the value of the Company's economic value of equity. At September 30, 2003, based on current models being utilized by management, the effect of an immediate 200 basis point increase in interest rate would increase the Company's annual net interest income by approximately 0.5%, or $0.1million. A 200 basis point decrease in interest rate would decrease annual net interest income by 3.1% or approximately $0.4 million.

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

         The cash flows from the investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At September 30, 2003, approximately 2.8 % of the Bank's securities had maturity dates of one year or less and approximately 19.8% had maturity dates of five years or less. The average contractural maturity at September 30, 2003 was 9.75 years compared to 14.83 years at September 30, 2002. At September 30, 2003, the Bank had net short-term liquidity of $30.3 million as compared to $36.9 million at December 31, 2002. Available assets of $135.2 million, less public and purchased funds of $102.0 million, resulted in a long-term liquidity ratio of 132% at September 30, 2003, versus 158% at December 31, 2002. The decrease is due to the large increase in deposits over the nine month period, which are considered volatile funds.

         Liquidity needs can also be met by aggressively pursuing municipal deposits, which are normally awarded on the basis of competitive bidding. The Bank maintains a sufficient level of US government and government agency securities and New York State municipal bonds that can be pledged as collateral for these deposits.

MARKET RISK

         When rates rise or fall, the market value of the Bank's rate-sensitive assets and liabilities increases or decreases. As a part of the Bank's asset/liability policy, the Bank has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. On a monthly basis, the balance sheet is shocked for immediate rate increases of 100 and 200 basis points. At June 30, 2003, the Bank determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital position in excess of regulatory requirements. The Bank's capital ratios are also reviewed on a quarterly basis.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Treasurer have concluded that the Company's disclosure controls (as defined in Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

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



PART II - OTHER INFORMATION
ITEM 1.  Legal Proceedings - None to report

ITEM 2.  Changes in Securities - None to report

ITEM 3.  Defaults upon Senior Securities - None to report

ITEM 4.  Submission of Matters To a Vote of Security Holders - None to report

ITEM 5.  Other Information -None to report

ITEM 6.   Exhibits and Reports on Form 8-K

                  (a)  Exhibits

    Exhibit No.       Name                                                                        Page No.

        31.1          Certification of James Tilley pursuant to Rule 13a-14(a)                       23
                      and 15d-14(a), as adopted pursuant to section 302 of The
                      Sarbanes-Oxley Act of 2002.

        31.2          Certification of Mark DeBacker pursuant to Rule 13a-14(a)                      25
                      and 15d-14(a), as adopted pursuant to section 302 of The
                      Sarbanes-Oxley Act of 2002.

        32.1          Certification of James Tilley pursuant to 18 USC Section                       27
                      1350 Chapter 63 of Title 18, United States Code, as
                      adopted pursuant to Section 906 of The Sarbanes -Oxley Act of 2002

        32.2          Certification of Mark DeBacker pursuant to 18 USC Section
                      1350 Chapter 63 of Title 18, United States Code, as
                      adopted pursuant to Section 906 of The Sarbanes -Oxley Act of 2002             29



       (b) Reports on Form 8-K :
           -------------------

              The registrant filed a form 8-K on July 29, 2003 to report under
       Item 7 and Item 9 a press release setting forth results of operations and financial conditions for the second quarter 2003.

              The registrant filed a Form 8-K on August 20, 2003 to report under
       Item 5 and Item 7 a press release announcing the semi-annual dividend of $.34 per share.

              The registrant filed a Form 8-K on September 18, 2003 under Item 5 and Item 7 a press release announcing a special five percent stock dividend.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                           Evans Bancorp, Inc.




DATE
October 29, 2003                                /s/ James Tilley
                                                --------------------------------
                                                James Tilley
                                                President and CEO



DATE
October 29, 2003                                /s/ Mark DeBacker
                                                --------------------------------
                                                Mark DeBacker
                                                Treasurer