Form 10-K
period 2003-12-31
EVANS BANCORP INC
filed 2004-03-18
CIK 842518

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For fiscal year ended: December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from___________to____________

                         Commission file number: 0-18539

                               EVANS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             NEW YORK                                         16-1332767
----------------------------------                        -------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

14-16 NORTH MAIN STREET, ANGOLA, NEW YORK                            14006
-----------------------------------------                          ----------
 (Address of principal executive offices)                          (Zip Code)

                                 (716) 549-1000
               ---------------------------------------------------
               Registrant's telephone number (including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Act).
Yes [ ] No [X]

On June 30, 2003, the aggregate market value of the registrant's common stock, $.50 par value, (the "Common Stock") held by nonaffiliates of the registrant was approximately $42.4 million, based upon the closing price of a share of the registrant's common stock as quoted by the Nasdaq National Market.

As of February 27, 2004, 2,476,227 shares of the registrant's Common Stock were outstanding.

                                                                   Page 1 of 112
                                                        Exhibit Index on Page 73

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2004 Annual Meeting of Shareholders, to be held on April 20, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

                                TABLE OF CONTENTS

                                      INDEX



                                                                             PAGE
                                     PART I

ITEM 1. BUSINESS .........................................................     5

   Evans Bancorp, Inc. ...................................................     5
   Evans National Bank ...................................................     5
   Forward Looking Statements ............................................     6
   Market Area ...........................................................     6
   Average Balance Sheet Information .....................................     7
   Securities Activities .................................................     8
     Investment Policy ...................................................     8
   Lending Activities ....................................................    10
     General .............................................................    10
     Real Estate Loans ...................................................    10
     Commercial Loans ....................................................    11
     Installment Loans ...................................................    11
     Student Loans .......................................................    11
     Other Loans .........................................................    11
     Loan Maturities .....................................................    12
     Loan Losses .........................................................    13
   Sources of Funds - Deposits ...........................................    14
     General .............................................................    14
     Deposits ............................................................    14
     Federal Funds Purchased & Other Borrowed Funds ......................    15
     Securities Sold Under Agreements to Repurchase ......................    15
   Market Risk ...........................................................    15
   Environmental Matters .................................................    16
   Competition ...........................................................    17
   Regulation ............................................................    17
   Subsidiaries of the Bank ..............................................    19
     M&W Agency, Inc .....................................................    19
     ENB Associates Inc ..................................................    20
     Evans National Holding Corp .........................................    20
   Employees .............................................................    20

ITEM 2. PROPERTIES .......................................................    21

ITEM 3. LEGAL PROCEEDINGS ................................................    21

ITEM 4. SUBMISSION OF MATTERS
        TO A VOTE OF SECURITY HOLDERS ....................................    21

                                                                             Page
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS ..................................    22

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA .............................    23

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................    24

ITEM 7A.QUANTATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK ................................................    39

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........    40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURES ..........................    72

ITEM 9A.CONTROLS AND PROCEDURES ..........................................    72

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF
        THE REGISTRANT ...................................................    72

ITEM 11.EXECUTIVE COMPENSATION ...........................................    72

ITEM 12.SECURITY OWNERSHIP OF CERTAIN
        BENEFICIAL OWNERS AND MANAGEMENT
        AND RELATED STOCKHOLDER MATTERS ..................................    72

ITEM 13.CERTAIN RELATIONSHIPS AND
        RELATED TRANSACTIONS .............................................    72

                                     PART IV

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES ...........................    72

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
        AND REPORTS ON FORM 8-K ..........................................    73

        SIGNATURES .......................................................    75

                                     PART I

ITEM 1. BUSINESS

EVANS BANCORP, INC.

Evans Bancorp, Inc. (the "Company") was organized as a New York business corporation and incorporated under the laws of the State of New York on October 28, 1988 for the purpose of becoming a bank holding company. The Company is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company conducts its business through its wholly-owned subsidiary, Evans National Bank (the "Bank"), and the Bank's subsidiaries, ENB Associates Inc. ("ENB"), M&W Agency, Inc. ("M&W"), and Evans National Holding Corp. ("ENHC"). Unless the context otherwise requires, the term "Company" refers to Evans Bancorp, Inc. and its subsidiary. The Company's principal office is located at 14-16 North Main Street, Angola, New York 14006 and its telephone number is (716)549-1000. The Company's common stock is quoted on the Nasdaq National Market system under the symbol "EVBN."

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

The Bank serves its market through nine banking offices located in Amherst, Angola, Derby, Evans, Forestville, Hamburg, Lancaster (as of January 2004), North Boston and West Seneca, New York. The Bank's principal source of funding is through deposits, which it reinvests in the community in the form of loans and investments. The Bank offers deposit products, which include checking and NOW accounts, passbook and statement savings and certificates of deposit. Deposits are insured to the applicable limit by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank offers a variety of loan products to its customers including commercial loans, commercial and residential mortgage loans, and consumer loans. The Bank is regulated by the Office of the Comptroller of the Currency.

ENB, a wholly-owned subsidiary of the Bank, offers non-deposit investment products, such as annuities and mutual funds, to the Bank's customers.

M&W Agency, Inc., a wholly-owned subsidiary of the Bank, is an insurance agency, which sells various premium-based insurance policies on a commission basis. M&W has offices located in Angola, Cattaraugus, Derby, Eden, Gowanda, Hamburg, North Boston, Randolph, Silver Creek, South Dayton, and West Seneca, New York.

ENHC was incorporated in February 2002, as a subsidiary of the Bank. ENHC operates as a real estate investment trust ("REIT"), which provides additional flexibility and planning opportunities for the business of the Bank.

The Company operates in two reportable segments-banking activities and insurance agency activities.

At December 31, 2003, the Bank had total assets of $334.7 million, total deposits of $266.3 million and total stockholders' equity of $33.3 million.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect", "intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company's management and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report on Form 10-K, as well as in the Company's periodic reports filed with the Securities and Exchange Commission. Many of these factors are beyond the Company's control and difficult to predict. Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation, to publicly update or revise forward-looking information, whether as a result of new, updated information, future events or otherwise.

MARKET AREA

The Company's primary market area is located in Erie County, northern Chautauqua County and northwestern Cattaraugus County, New York, which includes the towns of Amherst, New York, Boston, New York, Cheektowaga, New York, Depew, New York, Derby, New York, Evans, New York, Forestville, New York, Hamburg, New York, Hanover, New York, Lancaster, New York, and West Seneca, New York. This market area is the primary area where the Bank receives deposits and makes loans and the M&W Agency sells insurance.

AVERAGE BALANCE SHEET INFORMATION

The table presents the significant categories of the assets and liabilities of the Bank, interest income and interest expense, and the corresponding yields earned and rates paid in 2003, 2002 and 2001. The assets and liabilities are presented as daily averages. The average loan balances include both performing and nonperforming loans. Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest. Interest and yield are not presented on a tax-equivalent basis.

                                             2003                              2002                            2001
                                -------------------------------   ----------------------------    ----------------------------
                                 Average                 Yield/    Average              Yield/     Average              Yield/
                                 Balance   Interest       Rate     Balance   Interest    Rate      Balance   Interest    Rate
                                --------   --------      ------   --------   --------   ------    --------   --------   ------
                                 ($000)     ($000)                 ($000)     ($000)               ($000)     ($000)
ASSETS

Interest-earning assets:
   Loans, Net                   $167,145   $ 10,737        6.42%  $145,676   $ 10,593     7.27%   $135,436   $ 11,051     8.16%
   Taxable securities             72,464      2,226        3.07%    48,902      2,554     5.22%     46,001      2,892     6.29%
   Tax-exempt securities          52,658      2,288        4.35%    43,656      1,987     4.55%     33,040      1,571     4.75%
   Time deposits-other banks         721         18        2.55%       146          5     3.34%         --         --       --
   Federal funds sold              5,017         61        1.21%     5,148         73     1.44%      3,214        133     4.14%
                                --------   --------      ------   --------   --------   ------    --------   --------   ------
Total interest-earning assets    298,005     15,330        5.14%   243,528     15,212     6.25%    217,691     15,647     7.19%
Non interest-earning assets
   Cash and due from banks         9,118                             8,967                           7,492
   Premises and equipment, net     5,483                             4,463                           3,779
   Other assets                   13,743                             8,315                           8,130
                                --------                          --------                        --------
     Total Assets               $326,349                          $265,273                        $237,092
                                ========                          ========                        ========

LIABILITIES & STOCKHOLDERS'
 EQUITY
Interest-bearing liabilities:
   NOW accounts                 $ 10,753         23        0.22%  $  9,678         44     0.45%   $  8,510         76     0.89%
   Regular savings deposits      110,001      1,022        0.93%    75,741        841     1.11%     63,953      1,415     2.21%
   Time deposits                  99,775      2,819        2.83%    90,890      3,397     3.74%     86,005      4,516     5.25%
   Fed funds purchased               933         29        3.08%        --         --       --          --         --       --
   Securities sold U/A to
     repurchase                    5,971         57        0.95%     3,989         67     1.69%      4,057        125     3.07%
   FHLB advances                  13,072        510        3.90%     8,627        447     5.18%      7,386        377     5.11%
   M&W notes                         827         24        2.89%       451         21     4.61%        363         28     7.73%
                                --------   --------      ------   --------   --------   ------    --------   --------   ------
Total interest-bearing
 liabilities                     241,332      4,484        1.86%   189,376      4,817     2.54%    170,274      6,537     3.84%

Noninterest-bearing
     liabilities:
   Demand deposits                48,853                            42,165                          36,133
   Other                           4,299                             4,889                           4,437
                                --------                          --------                        --------
Total liabilities                294,484                           236,430                         210,844

Stockholders' equity              31,865                            28,843                          26,248
                                --------                          --------                        --------

    Total Liabilities & Equity  $326,349                          $265,273                        $237,092
                                ========                          ========                        ========
Net interest earnings                      $ 10,846                          $ 10,395                        $  9,110
                                           ========                          ========                        ========
Net yield on interest earning
   assets                                                  3.64%                          4.27%                           4.18%

In 2003, the Bank's interest income increased by $0.1 million from 2002, compared to a decrease of $0.4 million in 2002 as compared to 2001. Interest expense decreased by $0.3 million in 2003 from 2002 compared to a decrease of $1.7 million in 2002 as compared to 2001.

SECURITIES ACTIVITIES

The primary objective of the Bank's securities portfolio is to provide liquidity while maintaining safety of principal. Secondary objectives include investment of funds in periods of decreased loan demand, interest sensitivity considerations, providing collateral to secure local municipal deposits, supporting local communities through the purchase of tax-exempt securities and tax planning considerations. The Bank's Board of Directors is responsible for establishing overall policy and reviewing performance.

The Bank's policy provides that acceptable portfolio investments include: U.S. Government obligations, obligations of federal agencies, municipal obligations (general obligations, revenue obligations, school districts and non-rated issues from the Bank's general market area), banker's acceptances, certificates of deposit, Industrial Development Authority Bonds, Public Housing Authority Bonds, corporate bonds (each corporation limited to the Bank's legal lending limit), collateral mortgage obligations, Federal Reserve stock and Federal Home Loan Bank stock.

The Bank's investment policy is that in-state securities must be rated Moody's BAA (or equivalent) at the time of purchase. Out-of-state issues must be rated AA (or equivalent) at the time of purchase. Bonds or securities rated below A are reviewed periodically to assure their continued credit worthiness. The purchase of non-rated municipal securities is permitted, but limited to those bonds issued by municipalities in the Bank's general market area which, in the Bank's judgment, possess no greater credit risk than BAA (or equivalent) bonds. The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information. In addition, the Bank's loan policy permits the purchase of notes issued by various states and municipalities which have not been rated by Moody's or Standard & Poors. The securities portfolio of the Bank is priced on a monthly basis.

Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" promulgates accounting treatment for investments in securities. All securities in the Bank's portfolio are either designated as "held to maturity" or "available for sale."

Income from securities represented approximately 29.4% of total interest income of the Company in 2003 as compared to 29.8% in 2002. At December 31, 2003, the Bank's securities portfolio of $120.6 million consisted primarily of United States ("U.S.") and federal agency obligations, state and municipal securities and mortgage-backed securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corp.

The following table summarizes the Bank's securities with those designated as available for sale valued at fair value and securities designated as held to maturity valued at amortized costs as of December 31, 2003 and 2002:

                                                         2003       2002
                                                       --------   --------
                                                        ($000)     ($000)
Available for Sale:
U.S. Treasury and other U.S. government agencies       $ 62,426   $ 54,543
States and political subdivisions in the U.S.            52,527     47,240
FRB and FHLB Stock                                        1,854      1,248
                                                       --------   --------
   Total Securities Designated as Available for Sale   $116,807   $103,031
                                                       --------   --------
Held to Maturity:
U.S. Treasury and other U.S. government agencies       $     36   $     37
States and political subdivisions in the U.S.             3,713      3,604
                                                       --------   --------
   Total Securities Designated as Held to Maturity     $  3,749   $  3,641
                                                       --------   --------
   Total Securities                                    $120,556   $106,672
                                                       ========   ========

         The following table sets forth the contractual maturities and weighted average interest yields of the Bank's securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2003:

                                                                           Maturing
                                    -------------------------------------------------------------------------------------
                                          Within             After One But        After Five But             After
                                         One Year          Within Five Years     Within Ten Years          Ten Years
                                    -------------------   -------------------   -------------------   -------------------
                                     Amount      Yield     Amount      Yield     Amount      Yield     Amount      Yield
                                     ($000)                ($000)                ($000)                ($000)
CLASSIFIED AS AVAILABLE FOR
SALE AT FAIR VALUE:

U.S. Treasury and other U.S.
government agencies                 $     --         --   $ 12,058       3.35%  $ 27,986       4.75%  $ 22,382       4.95%
States and political subdivisions      1,927       4.90      5,046       4.68     26,053       4.58     19,501       4.77
                                    --------              --------              --------              --------
   Total Available for Sale         $  1,927       4.90%  $ 17,104       3.75%  $ 54,039       4.67%  $ 41,883       4.87%
                                    ========              ========              ========              ========

CLASSIFIED AS HELD TO MATURITY
AT AMORTIZED COST:

U.S. Treasury and other U.S.
government agencies                 $     --         --   $     --         --   $     --         --    $    36         --

States and political subdivisions      1,382       1.34        575       4.07        859       3.18        897       3.74
                                    --------              --------              --------              --------
   Total Held to Maturity              1,382       1.34        575       4.07        859       3.18        933       3.74
                                    ========              ========              ========              ========
   Total Securities                 $  3,309       3.37%  $ 17,679       3.76%  $ 54,898       4.65%  $ 42,816       4.84%
                                    ========              ========              ========              ========

LENDING ACTIVITIES

GENERAL. The Bank has a loan policy which is approved by its Board of Directors on an annual basis. The loan policy addresses the lending authorities of Bank officers, charge off policies, desired portfolio mix, and loan approval guidelines.

The Bank offers a variety of loan products to its customers including residential and commercial real estate mortgage loans, commercial loans, and installment loans. The Bank primarily extends loans to customers located within the Western New York area. Income on loans represented approximately 70.0% of the total interest income of the Company in 2003 and approximately 69.6% of total interest income in 2002. The Bank's loan portfolio after unearned discounts, loan origination costs and allowances for credit losses totaled $185.5 million and $149.0 million at December 31, 2003 and December 31, 2002, respectively. At December 31, 2003, the Bank had $2.5 million as an allowance for loan losses which is approximately 1.35% of total loans. This compares with approximately $2.1 million at December 31, 2002 which was approximately 1.42% of total loans. The increase to the provision for loan losses to $0.5 million in 2003 from $0.4 million in 2002 reflects management's assessment of the portfolio composition, of which higher risk commercial real estate loans have been an increasing component, and its assessment of the New York State and local economy. The net loan portfolio represented approximately 55.4% and 51.6% of the Bank's total assets at December 31, 2003 and December 31, 2002, respectively.

REAL ESTATE LOANS. Approximately 84.8% of the Bank's loan portfolio at December 31, 2003 consisted of real estate loans or loans collateralized by mortgages on real estate including residential mortgages, commercial mortgages and other types of real estate loans. The Bank's real estate loan portfolio was $159.5 million at December 31, 2003, compared to $127.5 million at December 31, 2002. The real estate loan portfolio increased approximately 25.1% in 2003 over 2002 compared to an increase of 4.3% in 2002 over 2001.

The Bank offers fixed rate residential mortgages with terms of ten to thirty years with up to an 80% loan-to-value ratio. Fixed rate residential mortgage loans outstanding totaled $18.4 million at December 31, 2003, which was approximately 9.8% of total loans outstanding. In 1995, the Bank entered into a contractual arrangement with the Federal National Mortgage Association (FNMA) whereby mortgages can be sold to FNMA and the Bank retains the servicing rights. In 2003, approximately $15.7 million of mortgages were sold to FNMA under this arrangement compared to $11.6 million of mortgages sold in 2002. The Bank currently retains the servicing rights on $30.9 million in mortgages sold to FNMA. The Company has recorded no net servicing asset for such loans as it is considered immaterial.

Since 1993, the Bank has offered adjustable rate residential mortgages with terms of up to thirty years. Rates on these mortgages remain fixed for the first three years and are adjusted annually thereafter. On December 31, 2003, the Bank's outstanding adjustable rate mortgages were $2.2 million or 1.2% of total loans. This balance did not include any construction mortgages.

The Bank also offers commercial mortgages with up to a 75% loan-to-value ratio for up to fifteen years on a variable and fixed rate basis. Many of these mortgages either mature or are subject to a rate call after three to five years. The Bank's outstanding commercial mortgages were $104.0 million at December 31, 2003, which was approximately 55.3% of total loans outstanding. This balance included $13.5 million in fixed rate and $90.4 million in variable rate loans, which include rate calls.

The Bank also offers other types of loans collateralized by real estate such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to fifteen years and up to an 80% loan-to-value ratio. At December 31, 2003, the real estate loan portfolio included $26.9 million of home equity loans outstanding which represented approximately 14.3% of its total loans outstanding. This balance included $18.3 million in variable rate and $8.6 million in fixed rate loans.

The Bank also offers both residential and commercial real estate-construction loans at up to an 80% loan-to-value ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 2003, fixed rate real estate-construction loans outstanding were $0.4 million or 0.2% of the Bank's loan portfolio, and adjustable rate construction loans outstanding were $4.7 million or 2.5% of the portfolio.

As of December 31, 2003, approximately $1.4 million or 0.9% of the Bank's real estate loans were 30 to 90 days delinquent, and approximately $0.2 million or 0.1% of real estate loans were nonaccruing.

COMMERCIAL LOANS. The Bank offers commercial loans on a secured and unsecured basis including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank's commercial loan portfolio totaled $24.3 million and $20.5 million at December 31, 2003 and December 31, 2002, respectively. Commercial loans represented approximately 12.9% and 13.5% of the Bank's total loans at December 31, 2003 and December 31, 2002, respectively.

As of December 31, 2003, none of the Bank's commercial loans were 30 to 90 days past due and $0.04 million or 0.2% of its commercial loans were nonaccruing.

Commercial lending entails significant additional risk as compared with real estate loans. Collateral, where applicable, may consist of inventory, receivables, equipment and other business assets. Approximately seventy-three percent of the Bank's commercial loans are variable rate which are tied to the prime rate.

INSTALLMENT LOANS. The Bank's installment loan portfolio (which includes personal loans and revolving credit card balances) totaled $2.6 million and $2.4 million at December 31, 2003 and December 31, 2002, respectively, representing approximately 1.4% of the Bank's total loans at December 31, 2003 and 1.6% of the Bank's total loans at December 31, 2002. Traditional installment loans are offered at fixed interest rates with various maturities up to 60 months, on a secured and unsecured basis. At December 31, 2003, the installment loan portfolio included $0.2 million in fixed rate credit card balances at an interest rate of 15.6% and $0.08 million in the variable rate option. As of December 31, 2003, approximately $0.06 million or 2.2% of the Bank's installment loans were 30-90 days past due.

STUDENT LOANS. During 2002, the Bank completed the sale of all direct student loans and entered into an agreement whereby it facilitates the submission of student loan applications to the Student Loan Marketing Association (SLMA) for a fee. The loans are then originated and subsequently serviced by SLMA. This change was made in order to enhance application response time, as well as Bank profitability.

OTHER LOANS. Other loans totaled $1.2 at December 31, 2003 and $0.5 million at December 31, 2002. Other loans consisted primarily of loans to municipalities, hospitals, churches and non-profit organizations. These loans are at fixed or variable interest rates with multiple maturities. Other loans also include overdrafts, which totaled $0.8 million and $0.1 million December 31, 2003 and 2002, respectively.

The Bank's ability to lend larger amounts to any one borrower is subject to regulation by the Comptroller of the Currency. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.

The following table summarizes the major classifications of the Bank's loans (net of deferred origination costs) as of the dates indicated.

                                                                 December 31,
                                      ------------------------------------------------------------------
                                         2003          2002          2001          2000          1999
                                      ----------    ----------    ----------    ----------    ----------
                                                            (Dollars in thousands)
Mortgage loans on real estate:
   Residential 1-4 family             $   30,160    $   26,712    $   31,035    $   33,375    $   31,683
   Commercial and multi-family            99,684        77,919        70,853        57,219        47,265
        Construction                       5,090         2,174         1,520         1,966         3,538
        Second mortgages                   6,274         6,919         8,188         7,648         7,851
        Equity lines of credit            18,262        13,780        10,684         8,976         8,517
                                      ----------    ----------    ----------    ----------    ----------
Total mortgage loans                     159,470       127,504       122,280       109,184        98,854

Commercial loans                          24,282        20,460        16,338        14,783        14,186

Consumer installment loans:
        Personal                           2,277         2,054         2,759         2,994         2,365
        Credit cards                         292           298           334           483           364
        Other                              1,209           492         2,191         2,391         1,101
                                      ----------    ----------    ----------    ----------    ----------
Total consumer installment loans:          3,778         2,844         5,284         5,868         3,830

Net deferred loan origination costs          537           336           353           372           401
                                      ----------    ----------    ----------    ----------    ----------
Total Loans                              188,067       151,144       144,255       130,207       117,271

Allowance for loan losses                 (2,539)       (2,146)       (1,786)       (1,428)         (838)
                                      ----------    ----------    ----------    ----------    ----------
Net loans                             $  185,528    $  148,998    $  142,469    $  128,779    $  116,433
                                      ==========    ==========    ==========    ==========    ==========

LOAN MATURITIES AND SENSITIVITIES OF LOANS IN INTEREST RATES. The following table shows the maturities of commercial and real estate construction loans outstanding as of December 31, 2003 and the classification of loans due after one year According to sensitivity to changes in interest rates.

                                             ($000)
                            0-1 Year  1-5 Years  Over 5 Years    Total
                            --------  ---------  ------------   -------
Commercial                  $ 3,474   $ 10,406   $     10,402   $24,282
Real estate construction      3,346      1,744             --     5,090
                            -------   --------   ------------   -------
                            $ 6,820   $ 12,150   $     10,402   $29,372
                            =======   ========   ============   =======

Loans maturing after one year with:

Fixed Rates      $ 4,890   $   132
Variable Rates     7,260    10,270
                 -------   -------
                 $12,150   $10,402
                 =======   =======

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS. The following table summarizes the Bank's non-accrual and accruing loans 90 days or more past due as of December 31, for the dates listed below. The Bank had no restructured loans as of those dates. Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or
(ii) represent material credit about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Allowance for Loan Losses."

                                                             At December 31,
                                             ----------------------------------------------
                                              2003      2002      2001      2000      1999
                                             ------    ------    ------    ------    ------
                                                                 ($000)
Non-accruing loans:
   One-to-four family                        $    -    $    -    $    -    $    -    $    -
   Home equity                                    -         -         -         -         -
   Commercial real estate & multi family        256     1,104       545     1,071     1,532
   Consumer                                       -         -         -         -         -
   Commercial business                           40        93       179       124       193
                                             ------    ------    ------    ------    ------

   Total                                     $  296    $1,197    $  724    $1,195    $1,725
                                             ======    ======    ======    ======    ======

Accruing loans 90+ days past due                627         -       443       263         -
                                             ------    ------    ------    ------    ------
Total non-performing loans                      923     1,197     1,167     1,458     1,725
                                             ======    ======    ======    ======    ======
Total non-performing loans to total assets     0.27%     0.36%     0.35%     0.44%     0.52%
                                             ======    ======    ======    ======    ======
Total non-performing loans to total loans      0.49%     0.79%     0.81%     1.13%     1.52%
                                             ======    ======    ======    ======    ======

The following table summarizes the Bank's allowance for loan losses and changes in the allowance for loan losses by loan categories:

              ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN LOSSSES

                                         2003        2002        2001        2000        1999
                                       --------    --------    --------    --------    --------
                                                                ($000)
BALANCE AT THE BEGINNING OF THE YEAR   $  2,146    $  1,786    $  1,428    $    838    $    729
   CHARGE-OFFS
     Commercial                             (54)        (14)        (24)        (54)        (26)
     Real estate-mortgages                  (30)        (42)        (42)        (48)        (25)
     Installment loans                      (11)        (20)        (14)         (3)        (19)
                                       --------    --------    --------    --------    --------
     TOTAL CHARGE-OFFS                      (95)        (76)        (80)       (105)        (70)

   RECOVERIES

     Commercial                               7           2          11           -           1
     Real estate-mortgages                    -           -           1           1           -
     Installment loans                        1          14           6           5           8
                                       --------    --------    --------    --------    --------
     TOTAL RECOVERIES                         8          16          18           6           9
                                       --------    --------    --------    --------    --------
NET CHARGE-OFFS                             (87)        (60)        (62)        (99)        (61)

PROVISION FOR LOAN LOSSES                   480         420         420         689         170
                                       --------    --------    --------    --------    --------
BALANCE AT END OF YEAR                 $  2,539    $  2,146    $  1,786    $  1,428    $    838
                                       ========    ========    ========    ========    ========

Management's provision for loan losses reflects the continued growth trend in higher risk commercial loans and the Bank's assessment of the local and New York State economic environment. Both the local and New York State economies have lagged behind national prosperity which remains unsettled. Marginal job growth, in conjunction with a declining population base, has left the Bank's market more susceptible to potential credit problems. This is particularly true of commercial borrowers. Commercial loans represent a segment of significant past growth as well as concentration in the Company's commercial real estate portfolio. Commercial real estate values may be susceptible to decline in an adverse economy. Management believes that the reserve is also in accordance with the regulations promulgated by the Office of the Comptroller of the Currency, and is reflective of its assessment of the local environment as well as a continued trend in commercial loans.

SOURCES OF FUNDS - DEPOSITS

GENERAL. Customer deposits represent the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, other sources of funds include loan repayments, loan sales on the secondary market, interest and dividends from investments, matured investments, and borrowings from the Federal Reserve Bank and the Federal Home Loan Bank, and from the First Tennessee Bank, which is a correspondent bank.

DEPOSITS. The Bank offers a variety of deposit products including checking, passbook, statement savings, NOW accounts, certificates of deposit and jumbo certificates of deposit. Deposits of the Bank are insured up to the limits provided by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2003, the Bank's deposits totaled $266.3 million consisting of the following (in thousands):

Demand deposits                    $ 51,885
NOW accounts                         11,464
Regular savings                     105,599
Time deposits, $100,000 and over     35,648
Other time deposits                  61,729
                                   --------
Total                              $266,325
                                   ========

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank:

                          2003                   2002                  2001
                  -------------------    -------------------    -------------------
                   Average   Weighted     Average   Weighted     Average   Weighted
                   Balance   Average      Balance   Average      Balance    Average
                   ($000)      Rate       ($000)      Rate       ($000)      Rate
Demand deposits   $ 48,853       0.00%   $ 42,165       0.00%   $ 36,133       0.00%
NOW accounts        10,753       0.22%      9,678       0.45%      8,510       0.89%
Regular savings    110,001       0.93%     75,741       1.11%     63,953       2.21%
Time deposits       99,775       2.83%     90,890       3.74%     86,005       5.25%
                  --------               --------               --------
   Total          $269,382       1.43%   $218,474       1.96%   $194,601       3.09%
                  ========               ========               ========

FEDERAL FUNDS PURCHASED AND OTHER BORROWED FUNDS. Another source of the Bank's funds for lending and investing activities at December 31, 2003 consisted of short and long term borrowings from the Federal Home Loan Bank.

Other borrowed funds consisted of various advances from the Federal Home Loan Bank with both fixed and variable interest rate terms ranging from 1.10% to 5.34%. The maturities of other borrowed funds are as follows (in thousands):

2004         $15,936
2005           1,518
2006             760
2007             145
2008              28
Thereafter     7,000
             -------
Total        $25,387
             =======

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. The Bank enters into agreements with depositors to sell to the depositors securities owned by the Bank and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The depositor is informed the securities are held in safekeeping by the Bank on behalf of the depositor. Securities sold under agreements to repurchase totaled $5.5 million at December 31, 2003 compared to $6.5 million at December 31, 2002.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Bank's financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Bank to interest rate risk, which occurs when assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Bank is subject to the effects of changing interest rates. The Bank measures interest rate risk by calculating the variability of net interest income in the future periods under various interest rate scenarios using projected balances for earning assets and interest-bearing liabilities. Management's philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analysis of market values of the Company's financial instruments and changes to such market values given changes in the interest rates.

The Bank's Asset-Liability Committee, which includes members of senior management, monitors the Bank's interest rate sensitivity with the aid of a computer model that considers the impact of ongoing lending and deposit gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and other financial instruments used for interest rate risk management purposes.

SENSITIVITY OF NET INTERESTINCOME
TO CHANGES IN INTERESTRATES

                                    Calculated increase (decrease)
                                in projected annual net interest income

Changes in interest rates       December 31, 2003     December 31, 2002
-------------------------       -----------------     -----------------
                                     ($000)                ($000)
+200 basis points                   $   515               $   311
-200 basis points                    (1,390)                 (435)

Many assumptions were utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Bank also assumed immediate changes in rates including 100 and 200 basis point rate changes. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table above and changes in such amounts are not considered significant to the Bank's projected net interest income.

The following schedule sets forth the maturities of the Bank's time deposits as of December 31, 2003:

                                       Time Deposit Maturity Schedule
                                                 (in millions)

                                     0-3     3-6     6-12    over
                                     Mos.    Mos.    Mos.   12 Mos.   Total
                                    -----   -----   -----   -------   -----
Time deposits - $100,000 and over   $10.4   $ 2.2   $ 4.8   $  18.3   $35.7

Other time deposits                   7.6     6.8    16.2      31.1    61.7
                                    -----   -----   -----   -------   -----
Total time deposits                 $18.0   $ 9.0   $21.0   $  49.4   $97.4
                                    =====   =====   =====   =======   =====

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

COMPETITION

All phases of the Bank's business are highly competitive. The Bank competes actively with local commercial banks as well as other commercial banks with branches in the Bank's market area of Erie County, northern Chautauqua County, and Northwestern Cattaraugus County, New York. The Bank considers its major competition to be HSBC Bank USA and Manufacturers and Traders Trust Company, both headquartered in Buffalo, New York. Other major competition consists of Key Bank, N.A., and Fleet National Bank of New York, both headquartered in Albany, New York, First Niagara Bank, headquartered in Lockport, New York and also Community Bank, N.A., headquartered in DeWitt, New York. Additional competition includes Charter One Bank, headquartered in Cleveland, Ohio and Citibank, NA, headquartered in Rochester, New York. The Bank attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

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

The USA Patriot Act imposes additional obligations on U.S. financial institutions, including banks, to implement policies, procedures and controls, which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.

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

Under the Community Reinvestment Act of 1977, the Comptroller of the Currency is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the communities (including low and moderate income neighborhoods) which they serve and to take this record into account in its evaluation of any application made by any such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares.

The Company must give prior notice to the Federal Reserve Board of certain purchases or redemptions of its outstanding equity securities. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those that apply to the Bank. Under guidelines adopted in January 1989, bank holding companies with at least $150 million in assets are required to maintain a ratio of qualifying total capital to risk weighted assets of at least 8% effective December 31, 1993. For bank holding companies with less than $150 million in assets, the above-described ratio will not apply on a consolidated basis, but will apply on a bank-only basis unless (i) the parent holding company is engaged in non-bank activities involving significant leverage, or (ii) the parent holding company has a significant amount of outstanding debt held by the general public. The Federal Reserve Board has the discretionary authority to require higher capital ratios.

In connection with the risk-based capital framework applicable to bank holding companies described above, the Federal Reserve Board applies a risk-based capital framework for Federal Reserve member banks, such as the Bank. The framework requires banks to maintain minimum capital levels based upon a weighting of their assets according to risk. Since December 31, 1992, Federal Reserve member banks have been required to maintain a ratio of qualifying total capital to risk-weighted assets of a minimum of 8%, and Tier 1 Capital to Assets ratio of 4%. A minimum leverage ratio of 3% is required for banks with the highest regulatory examination ratings and not contemplating or experiencing significant growth or expansion. All other banks are required to maintain a minimum leverage ratio of at least 1-2% above the stated minimum leverage ratio of 3%.

A comparison of the Bank's capital ratios as of December 31, 2003 and December 31, 2002 with these minimum requirements is presented below:

                                                      Bank
                                                 ---------------        Minimum
                                                 2003       2002      Requirements
                                                 ----       ----      ------------
Total Risk-based Capital                         13.9%      16.2%         8%

Tier 1 Risk-based Capital                        12.7%      14.9%         4%

Tier 1 Capital                                    8.3%       9.3%         3%

As of December 31, 2003 and 2002, the Bank met all three capital requirements.

The following table shows consolidated operating and capital ratios for the Company for the last three years:

                                               2003              2002          2001
                                               -----            -----         -----
Return on Average Assets                        1.25%            1.36%         1.09%

Return on Average Equity                       12.77%           12.51%         9.82%

Dividend Payout Ratio                          37.71%           36.18%        41.44%

Equity to Assets Ratio                          9.96%           10.69%        10.84%

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

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC, the national securities exchanges and the national securities associations to adopt and implement disclosure and corporate governance standards, and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters: audit committees; required reporting on internal controls over financial reporting by management and auditors; certification of financial statements by the Chief Executive Officer and the Chief Financial Officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; the adoption of a code of ethics for the issuer's principal executive officer and principal financial and accounting officers, and disclosure of any change or waiver of such code; "real time" filing of periodic reports; the formation of a public company accounting oversight board; auditor independence; and various increased civil and criminal penalties for violations of securities laws.

Some provisions of the SOA went into effect immediately (July 30, 2002), while others required the SEC to adopt implementing rules within specified periods. Nearly all of the implementing rules have been finalized by the SEC.

SUBSIDIARIES OF THE BANK

M&W AGENCY, INC. On September 1, 2000, the Company completed its acquisition of the assets, business and certain liabilities of M&W Group, Inc., a retail property and casualty insurance agency headquartered in Silver Creek, New York, with offices located in Angola, New York, Derby, New York, Eden, New York, Gowanda, New York, Hamburg, New York, North Boston, New York, South Dayton, New York, Cattaraugus Counties, New York, Randolph, New York and West Seneca, New York. The insurance agency acquired is operated through M&W Agency, Inc. ("M&W"), an operating subsidiary of the Bank.

M&W's legal headquarters are located at 265 Central Ave., Silver Creek, New York 14136. M&W is a full-service insurance agency offering personal, commercial and financial services products. It also has a small consulting department. In 2003, M&W acquired Frontier Claim Services, an insurance adjusting business, located in Buffalo, New York. For the year ended December 31, 2003, M&W had a premium volume of $23.2 million and net premium revenue of $3.5 million.

M&W's primary market area is Erie, Chautauqua and Cattaraugus counties. All lines of personal insurance are provided including automobile, homeowners, umbrellas, boats, recreational vehicles and landlord coverages. Commercial insurance products are also provided, consisting of property, liability, automobile, inland marine, workers compensation, umbrellas, bonds and crop insurance. M&W also provides the following financial services products: life and disability insurance, medicare supplements, long term care, annuities, mutual funds, retirement programs and New York State Disability.

M&W has a small consulting division which does work almost exclusively with school districts. The majority of the work is done in preparing specifications for bidding and reviewing existing insurance programs. The majority of the consulting accounts are located in Central and Eastern New York. In the personal insurance area, the majority of M&W's competition comes from direct writers as well as some small local agencies located in the same towns and villages in which M&W has offices. In the commercial business segment, the majority of the competition comes from larger agencies located in and around Buffalo, New York. By offering the large number of carriers which it has available to its customers, M&W has attempted to remain competitive in all aspects of their business.

M&W is regulated by the New York State Insurance Department. It meets and maintains all licensing and continuing education requirements required by the State of New York.

ENB ASSOCIATES INC. ENB Associates Inc., a wholly-owned subsidiary of the Bank, was established during the first quarter of 2000 and provides non-deposit investment products, such as mutual funds and annuities, to Bank customers at Bank branch locations. ENB Associates Inc. has an investment services agreement with O'Keefe Shaw & Co., Inc., through which ENB can purchase and sell securities to its customers.

EVANS NATIONAL HOLDING CORP. ENHC holds certain real estate loans and provides management services. ENHC is operated as a real estate investment trust (REIT) which provides additional flexibility and planning opportunities for the business of the Bank.

Commencing in 2000, the Company operates in two reportable segments-banking and insurance. For the years ended December 31, 1999 and prior, the Company determined that its business was comprised of banking activity only. For disclosure of segmented operations, See Item 8 "Consolidated Financial Statements and Supplementary Data", of this Report on Form 10-K.

EMPLOYEES

As of December 31, 2003, the Company had no direct employees. As of December 31, 2003, the Bank employed 96 persons on a full-time basis and 9 on a part-time basis. In addition, ENB Associates Inc. employed 1 person on a full-time basis. M&W Agency, Inc. also employed 38 persons on a full-time basis and 1 on a part-time basis.

OTHER INFORMATION

The Company's Internet address is www.evansbancorp.com. Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of The Exchange Act, are available through the Company's website as soon as reasonably practical after filing such material with, or furnishing it to, the Securities and Exchange Commission. We are providing the address of the Company's internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this Report on Form 10-K.

ITEM 2. PROPERTIES

The Company conducts its business from its main office and nine branch offices. The main office is located at 14-16 North Main Street in Angola, New York. The main office facility is 9,344 square feet and is owned by the Bank. This facility is occupied by the Office of the President and Chief Executive Officer as well as the Administration Division.

The Bank owns seven of its nine branch offices. The main office mentioned above is owned by the Bank. A 3,900 square foot facility is located at 8599 Erie Road in the Town of Evans. Another is a 1,530 square foot facility located at 25 Main Street, Forestville, New York and the fourth is a 3,650 square foot branch located at 6840 Erie Road, Derby, New York. A fifth is a 2,880 square foot facility located at 7205 Boston State Rd, Boston, New York. The sixth is a 3,500 square foot facility located on land it is leasing at 3388 Sheridan Drive, Amherst, New York. The seventh is a 3,500 square foot facility located on land the Bank is leasing at 4979 Transit Road, Lancaster, New York.

The Bank also owns a building adjacent to its Derby branch location which houses its loan division operations.

The Bank currently leases branch offices in Hamburg and West Seneca. The 3,000 square foot branch office at 5999 South Park Avenue, Hamburg, New York, is occupied pursuant to a long-term lease. In September 1999, the Bank relocated its West Seneca branch office to 3,864 square feet of space at 938 Union Road, West Seneca, N.Y. 14224, which carries a long-term lease. In addition, the Bank leases 726 square feet for a drive-thru facility.

The Bank operates in-school branch banking facilities in the West Seneca East High School, 4760 Seneca Street, West Seneca, N.Y. 14224 and the West Seneca West High School, 3330 Seneca Street, West Seneca, N.Y. The in-school branches each have a cash dispensing style ATM located at the sites. There are no lease payments required.

M&W leases the following offices from Millpine Enterprises, a partnership owned by Mr. Robert Miller and his family: 265 Central Avenue, Silver Creek, New York; 5 Commercial Street, Angola, New York; 11 Main Street, Cattaraugus, New York; 213 Pine Street, South Dayton, New York. Each lease is dated September 1, 2000 and extends for a period of four years with three options to renew each for an additional three year term.

M&W also leases an office located at 7 Bank Street, Randolph, New York on a month to month basis.

In January 2002, M&W entered into a five year lease for the office at the site of the former Eden Agency whose business it acquired on January 1, 2002. This site is located at 8226 North Main Street, Eden, New York 14057. In January 2003, M&W entered into a three year lease for the office at the site for Frontier Claims Services. This site is located at 1481 Harlem Road, Buffalo, New York 14216. In October 2003, M&W entered into a month to month lease for the an office located at 25 Buffalo Street, Gowanda, New York, 14070.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET. The Company's common stock is quoted on the Nasdaq National Market system under the symbol: EVBN and has been traded on Nasdaq since July 9, 2001. The Company distributed a 5 percent stock dividend declared on November 19, 2002 for shareholders of record on December 2, 2002 which was distributed on January 29, 2003 and a 5 percent stock dividend declared on September 16, 2003 for shareholders of record on October 14, 2003 which was distributed on December 1, 2003. All share and per share data contained in this Report on Form 10-K have been adjusted to reflect the stock dividends.

The following quotations reflect inter-dealer quotations that do not include retail markups, markdowns or commissions and may not represent actual transactions. The following table shows, for the periods indicated, the high and low bid prices per share of the Company's common stock as reported on Nasdaq.

                 2003               2002
           ----------------   ----------------
QUARTER     High      Low      High      Low
-------    ------   -------   ------   -------
FIRST      $22.87   $ 19.48   $17.91   $ 16.37

SECOND     $22.81   $ 19.68   $20.09   $ 16.28

THIRD      $22.61   $ 20.00   $23.38   $ 14.74

FOURTH     $24.30   $ 21.75   $22.27   $ 18.13

(b) HOLDERS. The approximate number of holders of record of the Company's common stock at December 31, 2003 was 1,413.

(c)  DIVIDENDS.

     CASH DIVIDENDS.

          The Company paid a cash dividend of $0.26 per share on April 2, 2002 to holders of record on March 12, 2002.

          The Company paid a cash dividend of $0.28 per share on October 2, 2002 to holders of record on September 11, 2002.

          The Company paid a cash dividend of $0.30 per share on April 1, 2003 to holders of record on March 11, 2003.

          The Company paid a cash dividend of $0.32 per share on October 1, 2003 to holders of record on September 10, 2003.

          The Company has declared a cash dividend of $0.33 per share payable on April 6, 2004 to holders of record as of March 16, 2004.

          All per share amounts have been adjusted to reflect the 5 percent stock dividend paid on January 29, 2003 and the 5 percent stock dividend paid on December 1, 2003.

          The amount, if any, of future dividends will be determined by the Company's Board of Directors and will depend upon the Company's earnings, financial conditions and other factors considered by the Board of Directors to be relevant. Banking regulations limit the amount of dividends that may be paid without prior approval of the Comptroller of the Currency. See Footnote 19 to the Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AND RATIO DATA)

                                                                     AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                        2003            2002            2001            2000            1999
                                                    ------------    ------------    ------------    ------------    ------------
BALANCE SHEET DATA
Assets                                              $    334,677    $    288,711    $    248,722    $    224,549    $    198,788
Interest-earning assets                                  308,722         267,142         231,120         204,579         183,721
Investment securities                                    120,556         106,672          84,065          73,121          63,000
Loans, net                                               185,528         148,998         142,469         128,779         116,433
Deposits                                                 266,325         239,507         204,260         186,701         169,949
Borrowings                                                25,388           8,111           9,661           4,409           5,000
Stockholders' equity                                      33,323          30,862          26,961          25,179          18,285

INCOME STATEMENT DATA
Net interest income                                 $     10,847    $     10,396    $      9,110    $      8,580    $      7,512
Non-interest income                                        7,666           5,474           4,528           3,648           1,343
Non-interest expense                                      12,740          10,650           9,531           7,535           6,050
Net income                                                 4,069           3,606           2,579           3,223           2,027

PER SHARE DATA
Earnings per share - basic                          $       1.66    $       1.48    $       1.06    $       1.33    $       0.87
Earnings per share - diluted                                1.66            1.48            1.06            1.33            0.87
Cash dividends                                              0.62            0.54            0.44            0.38            0.34
Book value                                                 13.63           12.59           11.08           10.38            7.81

PERFORMANCE RATIOS
Return on average assets                                    1.25%           1.36%           1.09%           1.53%           1.10%
Return on average equity                                   12.77           12.51            9.82           15.96           10.81
Net interest margin                                         3.64            4.27            4.18            4.39            4.40
Efficiency ratio                                           64.70           63.04           65.98           57.79           63.42
Dividend payout ratio                                      37.71           36.18           41.44           27.89           39.37

CAPITAL RATIOS
Tier I capital to average assets                            8.30%           9.30%           9.60%           9.90%          10.10%
Equity to assets                                            9.96           10.69           10.84           11.21            9.20

ASSET QUALITY RATIOS
Total non-performing assets to total assets                 0.27%           0.51%           0.66%           0.67%           1.11%
Total non-performing loans to total loans                   0.49            0.79            0.81            1.13            1.52
Net charge-offs to average loans                            0.05            0.04            0.04            0.08            0.05
Allowance for loan losses to total loans                    1.35            1.42            1.24            1.10            0.71
Allowance for loan losses to non-performing loans         276.47          179.27          153.04           97.96           47.31

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Consolidated Financial Statements and Supplementary Data" of this Report on Form 10-K for further information and analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This discussion is intended to compare the performance of the Company for the years ended December 31, 2003, 2002 and 2001. The review of the information presented should be read in conjunction with the Consolidated Financial Statements and Notes included in this Report on Form 10-K.

Evans Bancorp, Inc. (the "Company") is the holding company for Evans National Bank (the "Bank"), its wholly-owned subsidiary, which is a nationally chartered bank founded in 1920 and headquartered in Angola, New York. The Bank's principal business is to provide a full range of banking services to consumer and commercial customers in Erie, Chautauqua and Cattaraugus Counties of Western New York. The Bank has three subsidiaries - ENB Associates Inc. and M&W Agency, Inc., both wholly-owned subsidiaries, and Evans National Holding Corp. (which the Bank owns 100% of the outstanding voting common shares). The Company conducts its business through Evans National Bank and its subsidiaries. It does not engage in any other substantial business activities.

The Company's financial objectives are focused on earnings growth and return on average equity. Over the last five years, the Company's compounded annual net income growth has been 14.77%, while return on average equity improved from 10.81% in 1999 to 12.77% in 2003. The compounded annual growth rate for gross loans and deposits for the last five years were 11.07% and 13.07%, respectively. To sustain future growth and to meet the Company's financial objectives, the Company has defined a number of strategies. Five of the more important strategies include:

     - Expanding Bank market reach and penetration through de-novo branching and potential acquisition;

     - Continuing growth of non-interest income through insurance agency internal growth and potential acquisition;

     -    Focusing on profitable customer segments;

     -    Leveraging technology to improve efficiency and customer service; and

     -    Maintaining a community based approach.

The Company's strategies are designed to direct tactical investment decisions supporting its financial objectives. The Company's most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which in 2003 accounted for approximately 67% of total revenue. To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable economic spreads within its market of operation. To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers, and vendor relationships.

The Company also considers non-interest income important to its continued financial success. Fee income generation is partly related to the loan and deposit operations, such as deposit service charges, as well as selling financial products, such as: commercial and personal insurance through M&W Agency, non-deposit investment products through ENB Associates Inc., and private wealth management services through a strategic alliance with Mellon Financial Services.

While the Company reviews and manages all customer segments, it has focused increased efforts on four targeted segments: 1) high value consumers, 2) smaller businesses with credit needs under $250,000, 3) medium-sized commercial businesses with credit needs over $250,000 up to $4 million, and 4) commercial real estate and construction-related businesses. These efforts have resulted in material growth in the commercial and home equity loan portfolios as well as core deposits over the last two years.

To support growth in targeted customer segments, the Bank has opened two branches over the last two years with a third planned in mid 2004. With all new and existing branches, totaling nine in January 2004, the Bank has strived to maintain a local community based philosophy. The Bank has emphasized hiring local branch and lending personnel with strong ties to the specific local communities it enters and serves.

The Bank serves its market through nine banking offices located in Amherst, New York, Angola, New York, Derby, New York, Evans, New York, Forestville, New York, Hamburg, New York, Lancaster, New York, North Boston, New York and West Seneca, New York. The Bank's principal source of funding is through deposits, which it reinvests in the community in the form of loans and investments. Deposits are insured to the applicable limit by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is regulated by the Office of the Comptroller of the Currency ("OCC").

On March 11, 2000, ENB Associates Inc., a wholly-owned subsidiary of the Bank, began the activity of providing non-deposit investment products, such as annuities and mutual funds, to bank customers. Effective September 1, 2000, the Company completed the acquisition of the assets, business and certain liabilities of M&W Group, Inc., a retail property and casualty insurance agency headquartered in Silver Creek, New York. The insurance agency acquired is operated as M & W Agency, Inc., a wholly-owned subsidiary of the Bank. M & W Agency, Inc. sells various premium-based insurance policies on a commission basis. M & W Agency, Inc. operates offices located in Angola, New York, Cattaraugus, New York, Derby, New York, Eden, New York, Gowanda, New York, Hamburg, New York, North Boston, New York, Silver Creek, New York, South Dayton, New York, Randolph, New York, and West Seneca, New York. Evans National Holding Corp. ("ENHC") was incorporated in February 2002, as a subsidiary of the Bank. ENHC is operated as a real estate investment trust ("REIT"), which will provide additional flexibility and planning opportunities for the business of the Bank.

The Company operates in two reportable segments - banking activities and insurance agency activities.

All share and per share information presented is stated after giving effect to a 5-for-4 stock split distributed on June 12, 2001, to shareholders of record on May 25, 2001, a 5 percent stock dividend paid on January 29, 2003, to shareholders of record on December 2, 2002, and a 5 percent stock dividend paid on December 1, 2003 to shareholders of record on October 14, 2003.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES POLICIES

The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the Company's Financial Statements and Notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements. Accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

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

The allowance for loan losses represents management's estimate of probable credit losses in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses.

The amount of goodwill reflected in the Company's consolidated financial statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment and the use of estimates related to the growth assumptions and market multiples used in the valuation model.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the Consolidated Financial Statements discusses new accounting policies adopted by the Company during fiscal 2003 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent management believes the adoption of new accounting standards materially affects the Company's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

Net interest income, the difference between interest income and fee income on earning assets, such as loans and securities, and interest expense on deposits and borrowings, provides the primary basis for the Bank's results of operations. These results are also impacted by non-interest income, the provision for loan losses, non-interest expense and income taxes. Net income of $4.1 million in 2003 consists of $3.7 million related to the Company's banking activities and $0.4 million related to the Bank's insurance agency activities. The total net income of $4.1 million or $1.66 per share, basic and diluted in 2003 compares to $3.6 million or $1.48 per share, basic and diluted for 2002. All per share data reflect the special 5 percent stock dividend paid on January 29, 2003 and the special 5 percent stock dividend paid on December 1, 2003.

NET INTEREST INCOME

Net interest income is dependent on the amounts and yields earned on interest earning assets as compared to the amounts of and rates paid on interest bearing liabilities.

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

                                         2003 Compared to 2002            2002 Compared to 2001
                                      Increase (Decrease) Due to       Increase (Decrease) Due to
                                     -----------------------------    ----------------------------
                                                          All amounts in 000's

                                      Volume      Rate      Total      Volume     Rate      Total
                                     -------    -------    -------    -------   -------    -------
Interest earned on:

   Loans                             $ 1,460    $(1,316)   $   144    $ 1,000   $(1,458)   $  (458)

   Taxable securities                    956     (1,284)      (328)       199      (538)      (339)

   Tax-exempt securities                 394        (93)       301        481       (65)       416

   Federal funds sold                     (1)       (11)       (12)       150      (209)       (59)

   Time deposits in other banks           15         (2)        13          5        --          5
                                     -------    -------    -------    -------   -------    -------
Total interest-earning assets        $ 2,824    $(2,706)   $   118    $ 1,835   $(2,270)   $  (435)
                                     =======    =======    =======    =======   =======    =======
Interest paid on:

   NOW accounts                      $     2    $   (23)   $   (21)   $    12   $   (44)   $   (32)

   Savings deposits                      338       (157)       181        319      (893)      (574)

   Time deposits                         258       (836)      (578)       274    (1,393)    (1,119)

   Federal funds purchased &
   other borrowings                      245       (160)        85         72       (67)         5
                                     -------    -------    -------    -------   -------    -------
Total interest-bearing liabilities   $   843    $(1,176)   $  (333)   $   677   $(2,397)   $(1,720)
                                     =======    =======    =======    =======   =======    =======

Net interest income, before the provision for loan losses, increased $0.5 million or 4.3% to $10.8 million in 2003, as compared to $10.4 million in 2002, an increase of 14.1% from 2002 over 2001. This increase in 2003 is attributable to the increase in average interest-earning assets of $54.5 million versus an increase of $52.0 million in average interest-bearing liabilities over 2002. This accounts, as indicated in the table above, for a net increase due to volume of approximately $2.0 million in net interest income. The yield on interest-earning assets decreased 111 basis points from 6.25% in 2002 to 5.14% in 2003, while the cost of interest-bearing liabilities decreased 68 basis points, from 2.54% in 2002 to 1.86% in 2003. These rate changes resulted in less of a decrease in rate related changes on interest expense versus interest income, or a net decrease in net interest income of approximately $1.5 million. The Bank's net interest margin decreased from 4.27% during 2002 to 3.64% during 2003.

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

The Bank believes net interest margin will continue to be challenged in 2004 due to two main factors. Banks, generally, are not only competing with each other for available business, but with other providers of loan and investment products, such as credit unions and insurance companies. A wealth of information is easily obtained by consumers via the Internet, from television and through print media. Competitors exist beyond the geographic trade area and banks generally have increased business volumes by offering higher deposit rates and lower loan rates, looking to other potential sources of income, such as fees and service charges, to increase earnings.

In addition, as the Bank responds to competitive pricing for assets, the current low interest rate environment will make it difficult to competitively adjust the pricing of liabilities much further down. The historically low environment provides the Bank a smaller interval to move rates on deposits to offset any decrease in asset yield.

The Bank regularly monitors its exposure to interest rate risk. The proper management of interest-sensitive funds will help protect the Bank's earnings against extreme changes in interest rates. The Bank's Asset/Liability Management Committee (ALCO) meets monthly for the purpose of evaluating the Bank's short-range and long-range liquidity position and the potential impact on capital and earnings as a result of changes in interest rates. The Bank has adopted an asset/liability policy that specifies minimum limits for liquidity and capital ratios. Ranges have been set for the negative impact acceptable on net interest income and on the fair value of equity as a result of a shift in interest rates. The asset/liability policy also includes guidelines for investment activities and funds management. At its monthly meeting, the ALCO reviews the Bank's status and formulates its strategy based on current economic conditions, interest rate forecasts, loan demand, deposit volatility and the Bank's earnings objectives.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents the amount charged against the Bank's earnings to establish a reserve or allowance sufficient to absorb probable loan losses based on management's evaluation of the loan portfolio. Factors considered include the collectibility of individual loans, current loan concentrations, charge-off history, delinquent loan percentages, input from regulatory agencies and general economic conditions.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. In making this determination, the Bank analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review function and information provided by examinations performed by regulatory agencies.

The analysis of the allowance for loan losses is composed of three components: specific credit allocation, general portfolio allocation and subjectively by determined allocation. The specific credit allocation includes a detailed review of the credit in accordance with SFAS No. 114 and No. 118, and allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the internal credit rating of the loan, using the Company's historical loss experience.

The subjective portion of the allowance reflects management's current assessment of the New York State and local economies. Both have lagged behind national prosperity, which has continued to remain unsettled. Marginal job growth, in conjunction with a declining population base, has left the Bank's market more susceptible to potential credit problems. This is particularly true of commercial borrowers. Commercial loans represent a segment of significant past growth as well as concentration in the Bank's real estate portfolio. Commercial real estate values may be susceptible to decline in an adverse economy. Management believes that the Bank's loan loss reserve is in accordance with regulations promulgated by the OCC, and is reflective of its assessment of the local environment as well as a continued growth trend in commercial loans.

In 2003, the Company's provision for loan loss was $0.5 million as compared to $0.4 million in 2002. Total non-performing loans amounted to $923,000 at December 31, 2003, as compared to $1,197,000 at December 31, 2002.

The following table provides an analysis of the allowance for loan losses, the total of charge-offs, non-performing loans and total allowance for loan losses as a percentage of total loans outstanding for the three years ended December 31:

                                   2003         2002         2001         2000         1999
                                 --------     --------     --------     --------     --------
                                  ($000)       ($000)       ($000)       ($000)       ($000)
Balance, beginning of year       $  2,146     $  1,786     $  1,428     $    838     $    729

Provisions for loan losses            480          420          420          689          170

Recoveries                              8           16           18            6            9

Loans charged off                     (95)         (76)         (80)        (105)         (70)
                                 --------     --------     --------     --------     --------
Balance, end of year             $  2,539     $  2,146     $  1,786     $  1,428     $    838
                                 ========     ========     ========     ========     ========

Net Charge-offs to total loans       0.05%        0.05%        0.06%        0.08%        0.05%

Non-performing loans to total
loans                                0.49%        0.79%        0.81%        1.13%        1.52%

Allowance for loan losses to
total loans                          1.35%        1.42%        1.24%        1.10%        0.71%

An allocation of the allowance for loan losses by portfolio type over the past five years follows:

                      Balance         Percent        Balance         Percent        Balance        Percent
                         at          of loans           at          of loans           at          of loans
                     12/31/2003      in each        12/31/2002      in each        12/31/2001      in each
                    Attributable     category      Attributable     category      Attributable     category
                         to:         to total          to:          to total           to:         to total
                       ($000)         loans:          ($000)         loans:          ($000)         loans:
                    ------------   ------------    ------------   ------------    ------------   ------------
Real Estate Loans   $      1,619           85.1%   $        844           84.6%   $        455           85.0%

Commercial Loans             384           12.9             259           13.5              96           11.3

Consumer Loans               147            1.4              72            1.6              74            2.2

All other loans                -            0.6               -            0.3               -            1.5

Unallocated                  389              -             971              -           1,161              -
                    ------------   ------------    ------------   ------------    ------------   ------------
   Total            $      2,539          100.0%   $      2,146          100.0%   $      1,786          100.0%
                    ============                   ============                   ============

                      Balance        Percent         Balance        Percent
                         at          of loans           at          of loans
                     12/31/2000      in each        12/31/1999      in each
                    Attributable     category      Attributable     category
                        to:          to total          to:          to total
                       ($000)         loans:          ($000)         loans:
                    ------------   ------------    ------------   ------------
Real Estate Loans   $        600           84.1%   $        716           84.7%

Commercial Loans              96           11.4              50           12.1

Consumer Loans                66            2.7              56            2.3

All other loans                -            1.8               -            0.9

Unallocated                  666              -              16              -
                    ------------   ------------    ------------   ------------
   Total            $      1,428          100.0%   $        838          100.0%
                    ============                   ============

Both the total increase in allowance for loan losses and allocation of the allowance to commercial loans are in response to the increase in total higher risk commercial loans. Commercial real estate mortgages represent 62.5% or $99.7 million of total real estate mortgages at December 31, 2003, as compared to 61.1% or $77.9 million at December 31, 2002. Commercial real estate contains mortgage loans to developers and owners of commercial real estate. Additionally, commercial loans, which represent loans to a wide variety of businesses, small and moderate across varying industries, comprises 12.9% of total loans or $24.3 million at December 31, 2003, as compared to 13.5% or $20.5 million at December 31, 2002. The increased allowance and allocation to commercial categories addresses the Bank's strategic decision to continue growing this segment, as well as the local economy, which has lagged the national economy. Commercial loans are more susceptible to decreases in credit quality in cyclical downturns and the larger individual balances of commercial loans expose the Bank to larger losses. In addition, growth in the size of the commercial loan portfolio during 2003 required additional allowance to provide for probable losses in these loans.

The allowance for loan losses is based on management's estimate, and ultimate losses will vary from current estimates. Factors underlying the determination of the allowance for loan losses are continually evaluated by management based on changing market conditions and other known factors. Some factors underlying the allocation of loan losses have changed in 2003 as a result of the evaluation of underlying risk factors within each loan category. The underlying methodology to determine the adequacy of the allowance for loan losses is consistent with prior years.

NON-INTEREST INCOME

Total non-interest income increased approximately $2.2 million or 40.1% in 2003 over 2002. This compares to an increase of approximately $0.9 million from 2001 to 2002. Bank service charge income in 2003 increased approximately $0.7 million over 2002 due to a concentrated effort on increasing fee income in late 2002 and early 2003 and the rollout of the Bank's Safeguard Overdraft Service in early 2003. Income from the M&W Agency, Inc. in 2003 accounted for approximately $0.5 million of the increase in non-interest income. Income earned on bank-owned life insurance increased approximately $0.4 million over 2002 as a result of a $6.2 million bank-owned life insurance purchase in February 2003.

The competitive interest rate environment resulted in prepayment fees collected on refinanced loans totaling an additional $0.3 million in 2003. New mortgage volume and refinancings also increased appraisal fees and premiums received on residential mortgages sold to the Federal National Mortgage Association ("FNMA") for approximately $0.1 million in 2003. ENB Associates also benefited from the low interest rate environment as customers searched for higher yields in mutual funds and annuities. ENB Associates' revenue increased $0.04 million in 2003 as compared to 2002.

Additionally, the Bank grew its ATM network with the addition of six new offsite locations during 2003. Also, the usage of the Bank's point-of-sale debit cards has increased. Both data services have provided approximately an additional $0.2 million in fees in 2003 as compared to 2002.

Gains realized on the sale of assets, primarily sales of securities, totaled approximately $0.3 million in 2003 versus an approximate $0.1 million gain realized in 2002. During 2003, the Bank recognized losses on sales and write downs in the carrying value of foreclosed real estate of $0.03 million versus losses of $0.1 million in 2002.

NON-INTEREST EXPENSE

Total non-interest expense increased approximately $2.1 million or 19.6% in 2003 over 2002. In 2003, the ratio of non-interest expense to average assets was 3.90% compared to 4.01% in 2002 and 4.02% in 2001. Non-interest expense categories include those most impacted by branch expansion and the operations of the M&W Agency, Inc. and ENB Associates Inc.: salaries and benefits, occupancy, advertising, and supplies, among others. Salary and benefit expense increased 23.1% in 2003. Of the $1.3 million increase in salary and benefit expense in 2003 over 2002, the Bank's operations contributed approximately $1.0 million and M&W Agency contributed approximately $0.3 million. The addition of the Lancaster branch, full operating year of the Amherst branch, increased loan staffing, M&W Agency expansion and merit increases contributed to the increased salary costs. M&W Agency acquired the business, assets and certain liabilities of the Gutekunst Agency in the beginning of 2003, and completed a full year of operations of Frontier Claim Services, Inc. which was acquired on January 1, 2003, which contributed to its increased salary and benefits.

Occupancy expense increased approximately $0.1 million or 8.7% from 2002 to 2003. M&W Agency's addition of the Frontier Claim Services, Inc. and a full year operation of the Amherst branch location increased related occupancy expenses: utilities, rent, and depreciation, among others. Professional services increased $0.1 million or 15.4%. The Bank engaged an outside consulting firm for a revenue enhancement project and attorneys to prepare and review new employee benefit plans in 2003.

Miscellaneous other expenses increased $0.5 million or approximately 25.1% in 2003. Expenses associated with Internet banking, ATM expense, telephone and data line costs, postage costs, maintenance on foreclosed properties, director fees and correspondent bank service charges fall under miscellaneous expenses. Other expenses have increased approximately $0.3 million due to a number of items including costs associated with the Bank's conversion to a next generation item processing data center environment, which have resulted in increased capacity, capability and opportunity for future efficiencies.

PENSION

The Company maintains a qualified defined benefit pension plan, which covers substantially all employees. Additionally, the Company has entered into individual retirement agreements with certain current executives providing for unfunded supplemental pension benefits. The Company's pension expense for all pension plans, including the SERP, approximated $491,000 and $215,000 for the years ended December 31, 2003, and December 31, 2002, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our plan assets of 6.75% and compensation rate increases of 4.75% in both 2003 and 2002. The increase is primarily due to a change in benefit formula related to the SERP, which was changed in 2003 to provide a benefit payment based on a percentage of final average earnings as opposed to a fixed benefit under the superceded plan. Also, one additional participant was added to the plan during 2003.

In developing our expected long-term rate of return assumption, we evaluated input from our actuary in conjunction with our historical returns based on the asset allocation of our portfolio. In evaluating compensation rate increases we evaluated historical salary data as well as expected future increases. We will continue to evaluate our actuarial assumptions, including our expected rate of return and compensation rate increases at least annually, and will adjust as necessary.

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

The discount rate utilized for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 6.75% at September 30, 2002, for purposes of our defined benefit pension plan and at December 31, 2002, for purposes of our SERP, both of which are the measurement dates, to 6.25% for both plans at September 30, 2003 and December 31, 2003, respectively.

TAXES

The provision for income taxes in 2003 of $1.2 million reflects an effective tax rate of approximately 23.1%. This compares to $1.2 million or 24.9% in 2002 and $1.1 million or 30.0% in 2001. There were three main factors for the decrease in the effective tax rate in 2003 and 2002. The first was due to the establishment of ENHC as a REIT. In addition to providing the flexibility and planning opportunities for the Bank, it also provided state tax benefits. Life insurance proceeds recorded in 2002 were tax exempt and contributed to a more favorable tax position. Also, the additional bank-owned life insurance income earned in 2003 improved the Bank's effective tax rate. The Bank continues to maintain a substantial investment in tax-advantaged municipal bonds, which contributes to its favorable tax position.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

NET INCOME

Net income of $3.6 million in 2002 consists of $3.1 million related to the Company's banking activities and $0.5 million related to the Bank's insurance activities. The total net income of $3.6 million or $1.48 per share in 2002 compares to $2.6 million or $1.06 per share for 2001. The 2002 earnings reflect a one-time life insurance proceeds receipt of approximately $0.2 million and an adjustment to reduce pension expense by approximately $0.2 million. Both items, combined, resulted in a positive impact on 2002 earnings of approximately $0.4 million or $0.15 per share. Also in 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, under which the Company no longer amortizes goodwill. Adjusting 2001 earnings to exclude the effects of goodwill amortization, net income for such year increases by $0.3 million or $0.13 per share. For 2002, net income rose $0.7 million or 24.4% over 2001 after adjusting 2001 results to exclude goodwill amortization.

NET INTEREST INCOME

Net interest income, before the provision for credit losses, increased to $10.4 million or 14.1% in 2002, as compared to $9.1 million in 2001. This increase in 2002 is attributable to the increase in average interest-earning assets of $25.8 million versus an increase of $19.1 million in average interest-bearing liabilities over 2001. This accounts, as indicated in the table above, for a net increase due to volume of approximately $1.2 million in net interest income. The yield on interest-earning assets decreased 94 basis points from 7.19% in 2001 to 6.25% in 2002, while the cost of funds had a greater decrease of 130 basis points, from 3.84% in 2001 to 2.54% in 2002. This resulted in a greater decrease in rate related changes on interest expense versus interest income, or a net increase in net interest income of approximately $0.1 million. The Bank's net interest margin increased from 4.18% during 2001 to 4.27% during 2002.

Management believes the increase in net interest margin from 2001 to 2002 is a result of a more stable interest rate environment during 2002. After the Federal Reserve cut key interest rates eleven times in 2001, 2002 had only one decrease of 50 basis points. The more stable rate environment allowed the Bank to more effectively manage within the 2002 rate environment.

ALLOWANCE FOR LOAN LOSSES

In 2002, the Bank charged $0.4 million against earnings for loan losses as compared to $0.4 million in 2001. Total non-performing loans amounted to $1,197,000 at December 31, 2002, as compared to $1,167,000 at December 31, 2001.

Both the total increase in allowance for loan losses and allocation of the allowance to commercial loans and leases are in response to the increase in total commercial loans. Commercial real estate mortgages represented 61.1% or $77.9 million of total real estate mortgages at December 31, 2002, as compared to 57.9% or $70.8 million at December 31, 2001. Commercial real estate contains mortgage loans to developers and owners of commercial real estate. Additionally, commercial loans, which represent loans to a wide variety of businesses, small and moderate across varying industries, increased to 13.5% of total loans or $20.5 million at December 31, 2002, as compared to 11.3% or $16.3 million at December 31, 2001. The increased allowance and allocation to commercial categories provided for the economic condition deterioration. Commercial loans are more susceptible to decreases in credit quality in cyclical downturns and the larger individual balances of commercial loans expose the Company to larger losses. In addition, growth in the size of the commercial loan portfolio during 2002 required additional allowance to provide for probable losses inherent but undetected in the new loans originated during the year.

NON-INTEREST INCOME

Total non-interest income increased approximately $0.9 million or 20.9% in 2002 over 2001. This compared to an increase of approximately $0.9 million from 2000 to 2001. Non-interest income for 2002 included approximately $0.2 million of life insurance proceeds, which the Bank recorded as the beneficiary of a life insurance policy on a director. Excluding this one-time item, non-interest income increased $0.7 million or 16.8% from 2001 to 2002. Income from the M&W Agency, Inc. accounted for a substantial portion of this increase in non-interest income, approximately $0.5 million.

The competitive interest rate environment resulted in prepayment fees collected on refinanced loans which totaled an additional $0.1 million. New mortgage volume and refinancings also increased appraisal fees and premiums received on residential mortgages sold to the Federal National Mortgage Association ("FNMA") for approximately $0.1 million. ENB Associates also benefited in the low interest rate environment as customers searched for higher yields in mutual funds and annuities. ENB Associates' revenue increased $0.1 million in 2002 as compared to 2001.

Additionally, the Bank grew its ATM network with the addition of one at the Amherst branch and two offsite locations during 2002. Also, the usage of the Bank's point-of-sale debit cards has increased. Both data services provided approximately an additional $0.1 million in fees as compared to 2001.

These increases were offset by a decrease of approximately $0.1 million in gains realized on the sale of assets, primarily planned sales of securities, totaling approximately $0.1 million in 2002 versus an approximate $0.2 million gain realized in 2001. During 2002, the Bank also recognized losses on sales and write downs in the carrying value of foreclosed real estate of $0.1 million.

NON-INTEREST EXPENSE

Total non-interest expense increased approximately $1.1 million or 11.7% in 2002 over 2001. In 2002, the ratio of non-interest expense to average assets was 4.01% compared to 4.01% in 2001. Non-interest expense categories include those most impacted by branch expansion and the operations of the M&W Agency, Inc. and ENB Associates Inc.: salaries, occupancy, advertising, and supplies, among others. Salary and benefit expense increased 10.1% in 2002. Of the $0.5 million in salary and benefit expense increases in 2002, the Bank's operations contributed approximately $0.3 million of the increase and M&W Agency contributed approximately $0.2 million of the increase from 2001. The addition of the Amherst branch, increased loan staffing, M&W Agency expansion and promotional increases contributed to the increased salary costs. M&W Agency acquired the business, assets and certain liabilities of the Eden Agency in the beginning of 2002, and opened an additional office at the Derby Bank branch location, which led to its increased salary and benefits. The increased costs were offset by an adjustment to reduce pension expense of approximately $0.2 million related to the SERP.

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

TAXES

The provision for income taxes in 2002 of $1.2 million reflects an effective tax rate of approximately 24.9%. This compares to $1.1 million or 30.0% in 2001. There were two main factors for the decrease in the effective tax rate in 2002. The first was due to the establishment of ENHC as a REIT. In addition to the flexibility and planning opportunities for the Bank, it also provided state tax benefits. Additionally, the life insurance proceeds recorded in 2002 were tax exempt and contributed to a more favorable tax position. The Bank also continues to maintain a substantial investment in tax-advantaged municipal bonds, which contributes to its favorable tax position.

FINANCIAL CONDITION

The Bank had total assets of $334.7 million at December 31, 2003, an increase of $46.0 million or 15.9% over $288.7 million at December 31, 2002. Net loans of $185.5 million increased 24.5% or $36.5 million over 2002. Securities increased $13.9 million or 13.0% and cash and cash equivalents decreased $11.3 million or 56.9%. Deposits grew by $26.8 million or 11.2%. Stockholders' equity increased $2.5 million or 8.0%. Net unrealized gains/losses on investment securities held by the Bank decreased $0.3 million over 2002.

LOANS

Loans comprised 56.1% of the Bank's total average earning assets in 2003. Actual year-end balances increased 24.5% versus an increase of 4.6% in 2002 and 10.8% in 2001. The Bank continues to focus its lending on commercial and residential mortgages, commercial loans and home equity loans. Commercial mortgages make up the largest segment of the portfolio at 55.3% of total loans. Residential mortgages comprise 11.0% of the portfolio and 14.3% are home equity loans. Other commercial loans account for 15.5% of outstanding loans. Commercial loans total $133.1 million at December 31, 2003, reflecting a 26.2% or $27.6 million increase for the year. Consumer loans total $54.4 million at December 31, 2003, reflecting a $9.1 million or 20.1% increase for the year. Total consumer loan growth was primarily attributed to home equity loans and residential mortgage loans. A significant portion of fixed rate residential mortgages originated was sold to the secondary market in order to minimize interest rate risk in the Bank's portfolio. Given the current low interest rate environment, the Bank continues to sell certain fixed rate residential loans originated under a certain interest rate level, while maintaining the servicing right to such loans.

At December 31, 2003, the Bank had a loan/deposit ratio of 69.7%. This compares to a loan/deposit ratio of 62.2% at December 31, 2002.

At December 31, 2003, the Bank retained the servicing rights to $30.9 million in long-term mortgages sold to the FNMA. This compares to a loan servicing portfolio principal balance of $24.0 million at December 31, 2002. The arrangement that the Bank has with FNMA allows it to offer long-term mortgages without exposure to the associated interest rate risks, while retaining customer account relationships. In 2003 and 2002, the Bank sold loans to FNMA totaling approximately $15.7 million and $11.6 million respectively. The Bank did not record any related asset to the servicing portfolio rights as management determined it is immaterial.

SECURITIES AND FEDERAL FUNDS SOLD

Securities and federal funds sold made up the remaining 43.6% of the Bank's total average interest earning assets at December 31, 2003. These categories provide the Bank with additional sources of liquidity and income. The Bank's securities portfolio increased 13.0% over the prior year. It continues to be strongly concentrated in tax-advantaged municipal bonds, which make up 46.7% of the portfolio, US government-guaranteed mortgage-backed securities which make up 34.4% of the portfolio, and US government-sponsored agency bonds of various types which comprise 17.4% of the total. As a member of both the Federal Reserve System and the Federal Home Loan Bank, the Bank is required to hold stock in those entities. These investments made up 1.5% of the portfolio at December 31, 2003. The credit quality of the securities portfolio is strong, with 96.9% of the securities portfolio carrying the equivalent of a Moodys rating of AAA.

Federal funds sold balances are largely maintained for liquidity purposes. The average balance maintained in federal funds sold decreased slightly in 2003 to 1.7% of total average earning assets from 2.1% in 2002. At December 31, 2003 the Bank was in a federal funds purchased position of $13.5 million, which is reported as part of "other borrowed funds" on the Consolidated Balance Sheets. The Bank has attempted to take advantage of the relatively low cost of such funds for funding purposes as a result of the current rate environment.

The yield earned on securities and federal funds sold decreased 121 basis points in 2003 moving from 4.72% in 2002 to 3.51% in 2003. This compares to 5.59% in 2001. The decrease for 2003 from 2002 reflects the continued low interest rate environment, which has resulted in accelerated amortization of mortgage backed security premiums as mortgages prepay. These prepayments then are being reinvested in yields on investments that have declined throughout the year. Based on the Company's evaluation, mortgage-backed securities continue to be an appropriate investment vehicle in response to a low interest rateenvironment. Mortgage-backed securities offer competitive yields, provide monthly cash flows, serve as acceptable collateral for many borrowing and pledging purposes and have most of the liquidity characteristics of US Treasury notes and bonds. Total mortgage-backed securities decreased $3.2 million, or 7.1% from 2002.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact on prepayment rates. The Company uses a third-party developed computer simulation model to monitor the average life and yield volatility of mortgage pools under various interest rate assumptions.

The Company manages its securities available for sale portfolio on a total return basis. In this respect, management regularly reviews the performance of its securities and sells specific securities to enhance net interest income and net interest margin. The Bank experienced $0.3 million in net gains on these sales in 2003.

SFAS No. 115 outlines accounting and reporting requirements for investment securities. All securities are designated at the time of purchase as either "held to maturity" or "available for sale." Securities designated as held to maturity are stated on the Company's Consolidated Balance Sheets included in this Report on Form 10-K under Item 8 "Consolidated Financial Statements and Supplementary Data," at amortized cost. Those designated as available for sale are reported at fair market value. At December 31, 2003, $3.7 million in securities were designated as held to maturity. These bonds are primarily municipal investments that the Bank has made in its local trade area.

The available for sale portfolio totaled $116.8 million or approximately 96.9% of the Bank's securities portfolio at December 31, 2003. Net unrealized gains and losses on available for sale securities resulted in a net unrealized gain of $3.1 million at December 31, 2003, as compared to $3.4 million at December 31, 2002. Unrealized gains and losses on available for sale securities are reported, net of taxes, as a separate component of shareholders' equity. At December 31, 2003, the impact to equity was a net unrealized gain of approximately $1.9 million.

BANK-OWNED LIFE INSURANCE

The Bank purchased $6.2 million of bank-owned life insurance in February 2003 on directors and certain officers, the income on which is used to indirectly fund certain benefits provided to employees at the Bank and its subsidiaries, including new benefit plans implemented during 2003.

DEPOSITS

Total deposits increased $26.8 million or 11.2% in 2003 over 2002. Core deposit growth has been an area the Bank has focused on and its success is evident in the 16.2% increase in demand deposits, 8.8% increase in NOW accounts, and 11.3% increase in savings accounts. Time deposits of less than $100,000 decreased 1.2% in 2003.

Certificates of deposit in excess of $100,000 increased 25.3%. These funds are generally not considered core deposits. Many of these deposits are obtained from municipalities through the competitive bidding process. Others are obtained from commercial and retail customers looking for the safety of an FDIC-insured deposit. Certificates of deposit in excess of $100,000 have increased significantly in 2003 over the past several years due to the Bank's expansion of its trade area.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the Federal Home Loan Bank (FHLB), the Bank is able to borrow funds at competitive rates. Advances of up to $16.0 million can be drawn on the FHLB via the Bank's Overnight Line of Credit Agreement. An amount equal to 25% of the Bank's total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $8 million in federal funds from one of its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the discount window. Additionally, the Bank has access to capital markets as a funding source.

The cash flows from the investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At December 31, 2003, approximately 2.8% of the Bank's debt securities had maturity dates of one year or less and approximately 17.7% had maturity dates of five years or less. At December 31, 2003, the Bank had net short-term liquidity of $6.7 million as compared to $36.9 million at December 31, 2002. The decrease in short term liquidity at December 31, 2003 compared to December 31, 2002 was primarily due to an increase in the federal funds purchased position from $0 on December 31, 2002 to $13.5 million at December 31, 2003, which is reported as a part of "other borrowed funds" on the Consolidated Balance Sheets. The Bank has attempted to take advantage of the relatively low cost of funds for funding purposes as a result of the current rate environment. Available assets of $125.0 million, less public and purchased funds of $101.9 million, resulted in a long-term liquidity ratio of 123% at December 31, 2003, versus 158% at December 31, 2002.

Liquidity needs can also be met by aggressively pursuing municipal deposits, which are normally awarded on the basis of competitive bidding. The Bank maintains a sufficient level of US government and government agency securities and New York State municipal bonds that can be pledged as collateral for these deposits.

CONTRACTUAL OBLIGATIONS

The Company is party to contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents certain future financial obligations.

                                            PAYMENTS DUE WITHIN TIME PERIOD AT DECEMBER 31, 2003
                                   -------------------------------------------------------------------------
                                   0-12 MONTHS    1-3 YEARS     4-5 YEARS    DUE AFTER 5 YEARS      TOTAL
                                   -----------   -----------   -----------   -----------------   -----------
Securities sold under agreeement
           to repurchase           $ 5,460,472   $         -   $         -      $         -      $ 5,460,472
Operating leases                       371,000       495,000       427,000        2,676,000        3,969,000
Other Borrowed Funds                15,935,976     2,278,629       172,968        7,000,000       25,387,573
                                   -----------   -----------   -----------      -----------      -----------
      Total                        $21,767,448   $ 2,773,629   $   599,968      $ 9,676,000      $34,817,045
                                   ===========   ===========   ===========      ===========      ===========

At December 31, 2003, the Company had commitments to extend credit of $45.5 million compared to $41.8 million at December 31, 2002. For additional information regarding future financial commitment, this disclosure should be read in conjunction with the Company's Consolidated Financial Statements and Notes included under Item 8 of this Report including Note 15 "Contingent Liabilities and Commitments."

CAPITAL

The Bank has consistently maintained regulatory capital ratios at, or above well capitalized standards. For further detail on capital and capital ratios, see
Note 19 "Regulatory Matters" to the Consolidated Financial Statements under Item 8 of this Report on Form 10-K.

Total stockholders' equity was $33.3 million at December 31, 2003, up from $30.9 million at December 31, 2002. Equity as a percentage of assets was 10.0% at December 31, 2003, compared to 10.7% at December 31, 2002. Book value per common share rose to $13.63 at December 31, 2003, up from $12.59 at December 31, 2002.

In September 2001, the Company's Board of Directors authorized the repurchase of up to 50,000 shares of the Company's outstanding common stock over the following two years. In October of 2003, the Board approved an extension of the repurchase plan for two years. Shares are held for reissue in connection with the Company's Stock Dividend Reinvestment Plan and general corporate purposes. During 2003 and 2002, the Company repurchased under the plan 26,295 shares and 1,100 shares, respectively. Subject to ongoing capital and investment considerations, management intends to continue to repurchase shares in 2004 on an opportunistic basis.

The Company paid dividends per share of common stock of $0.62 in 2003, $0.54 in 2002 and $0.44 in 2001. The dividend payout is continually reviewed by management and the Company's Board of Directors. The dividend payout ratio, which represents cash dividends paid divided by earnings, was 37.71%, 36.18% and 41.44% for the years 2003, 2002 and 2001 respectively.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Bank's financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Bank to interest rate risk, which occurs when assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Bank is subject to the effects of changing interest rates. The Bank measures interest rate risk by calculating the variability of net interest income in the future periods under various interest rate scenarios using projected balances for interest-earning assets and interest-bearing liabilities. Management's philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analysis of market values of the Bank's financial instruments and changes to such market values given changes in the interest rates.

The Bank's Asset Liability Committee, which includes members of senior management, monitors the Bank's interest rate sensitivity with the aid of a computer model that considers the impact of ongoing lending and deposit gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on - or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and other financial instruments used for interest rate risk management purposes.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

                               Calculated increase (decrease)
                            in projected annual net interest income
                                  ($000)                ($000)
Changes in interest rates   December 31, 2003     December 31, 2002
                            -----------------     -----------------
+200 basis points           $             515     $             311
-200 basis points                      (1,390)                 (435)

Many assumptions were utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Bank also assumed immediate changes in rates including 100 and 200 basis point rate changes. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Bank's projected net interest income.

Financial instruments with off balance sheet risk at December 31, 2003 included $15.2 million in undisbursed lines of credit at an average interest rate of 4.0%, $4.7 million in fixed rate loan origination commitments at 9.0%, $23.7 million in adjustable rate loan origination commitments at 5.2% and $1.9 million in adjustable rate letters of credit at an average rate of 5.0%.

The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

EXPECTED MATURITY
YEAR ENDED DECEMBER 31,           2004      2005     2006     2007     2008   THEREAFTER   TOTAL    FAIR VALUE
                                 -------   ------   ------   ------   -----   ----------  -------   ----------
Interest - Assets ($000s)
Loans receivable, fixed           27,774   11,731   12,653   11,482   9,529     61,066    134,235    141,955
Average interest                    5.54%    7.47%    7.29%    6.77%   6.86%      7.48%      6.96%
Loans receivable, adj.            10,608    4,522    4,316    4,337   2,791     27,258     53,832     53,832
Average interest                    4.44%    4.63%    4.59%    4.44%   4.59%      4.09%      4.30%
Deposits in other banks               98                                                       98         98
Average interest                    1.70%                                                    1.70%
Investment securities              5,162    2,065    3,089    4,808   7,718     97,714    120,556    120,556
Average interest                    2.55%    3.48%    2.90%    3.76%   4.17%      4.73%      4.49%
Interest - Liabilities ($000s)
Interest bearing deposits        165,025   35,180    4,217    1,908   8,101          9    214,440    216,254
Average interest                    1.16%    2.75%    4.87%    4.15%   3.89%      3.11%      1.63%
Borrowed funds & Securities
      sold under agreements
      to repurchase               21,397    1,518      760      145      28      7,000     30,848     30,727
Average interest                    1.66%    5.43%    5.49%    8.97%   9.00%      3.39%      2.37%

When rates rise or fall, the market value of the Bank's rate-sensitive assets and liabilities increases or decreases. As a part of the Bank's asset/liability policy, the Bank has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. The Bank's securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per SFAS No. 115. The Bank has established an acceptable range target of negative 25% of total capital, before SFAS No. 115 (after tax), as the maximum impact to equity as a result of marking available for sale securities to market. At year-end, the impact to equity as a result of marking available for sale securities to market was an unrealized gain of $1.9 million. On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 100 and 200 basis points. At December 31, 2003, the Bank determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements. The Bank's capital ratios are also reviewed on a quarterly basis.

CAPITAL EXPENDITURES

The Bank has approved the construction and furnishing of a new branch office in 2004. The cost to the Bank is expected to be approximately $0.6 million. The Bank has signed a letter of intent to purchase a building in Hamburg, New York, which will function as its administrative building in 2004. The cost to the Bank is expected to be approximately $1.0 million. The Bank intends to spend approximately an additional $0.2 million to $0.4 million to ready the building for its intended purpose. Other planned expenditures include replacing a number of personal computers, replacing/adding automated teller machines (ATMs) and miscellaneous other equipment. The Bank believes it has a sufficient capital base to support these capital expenditures with current assets and retained earnings.

IMPACT OF INFLATION AND CHANGING PRICES

There will continually be economic events, such as the changes in the economic policies of the Federal Reserve Board that will have an impact on the profitability of the Company. Inflation may result in impaired asset growth, reduced earnings and substandard capital ratios. The net interest margin can be adversely impacted by the volatility of interest rates throughout the year. Since these factors are unknown, management attempts to structure the balance sheet and repricing frequency of assets and liabilities to avoid a significant concentration that could result in a negative impact on earnings.

SEGMENT INFORMATION

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company's reportable segments have been determined based upon its internal profitability reporting system, which are comprised of banking activities and insurance agency activities.

The banking activities segment includes all of the activities of Evans National Bank in its function as a full-service commercial bank. This includes the operations of ENB Associates Inc., which provides non-deposit investment products. Net income from banking activities was $3.7 million in 2003, which represents a $0.6 million or 18.9% increase over 2002. The increase in net income from banking activities was driven by significant increases in non-interest income including an increase in service charges of $0.7 million from 2002. Total assets of the banking activities segment increased $45.5 million or 16.0% during 2003 to $329.6 million at December 31, 2003, due primarily to normal banking activities and growth in deposits which were utilized to fund loans, the investment securities portfolio and additional bank owned life insurance purchase in 2003.

The insurance activities segment includes activities of the M&W Agency, Inc., which is a retail property and casualty insurance agency with eleven locations in the Western New York area. Growth in the overall M&W Agency property and casualty lines of business as well as the acquisition of the business of the Gutekunst Agency on January 1, 2003, contributed to the improvement in total revenue in 2003 of $0.5 million or 18.6% over 2002. Losses of $0.1 million in 2003 incurred from Frontier Claim Services, Inc. and a new policy during 2003 of allocating administrative expenses to M&W which amounted to $0.1 million in 2003 offset revenue gains. Net income from insurance activities was $0.3 million in 2003, which represents a $0.1 million or 27.1% decrease from 2002. Total assets of the insurance activities segment increased $0.5 million or 10.1% during 2003 to $5.1 million at December 31, 2003, due primarily to the acquisition of the business of the Gutekunst Agency during 2003.

NEW ACCOUNTING STANDARDS

Accounting Standard Pronouncements -- On January 1, 2003, the Company implemented the provisions of Financial Accounting Standards Board Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which was an interpretation of a number of FASB statements. FIN 45 elaborates on the disclosures to be made by a guarantor in its periodic financial statements. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of this interpretation did not have a material impact on the Company's consolidated financial statements.

In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," and revised it in December 2003 with the issuance of FIN 46r. The FASB's intent in issuing these interpretations was to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. These interpretations require an enterprise to consolidate a variable interest entity (as defined) if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected returns if they occur, or both. These interpretations apply to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The provisions of this interpretation did not have a material impact on the Company's consolidated financial statements.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Response to this item is included in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Interest Rate Risk" and "Market Risk," and is incorporated by reference into this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                            PAGE
Report of KPMG LLP, Independent Auditors ...........................................................   41
Report of Deloitte & Touche LLP, Independent Auditors ..............................................   42
Consolidated Balance Sheets - December 31, 2003 and 2002 ...........................................   43
Consolidated Statements of Income - Years Ended December 31, 2003, 2002 and 2001 ...................   44
Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2003, 2002 and 2001 .....   45
Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001 ...............   46
Notes to Consolidated Financial Statements .........................................................   48

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Evans Bancorp, Inc.:

We have audited the accompanying consolidated balance sheet of Evans Bancorp, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of Evans Bancorp, Inc. and subsidiary as of December 31, 2002 and for the two years then ended, were audited by other auditors whose report dated January 28, 2003 expressed an unqualified opinion on those statements and included an explanatory paragraph that described the change in the Company's method of accounting for goodwill and other intangible assets in 2002 to adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans Bancorp, Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                    KPMG LLP

January 23, 2004
Buffalo, New York

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Evans Bancorp, Inc.
Angola, New York

We have audited the accompanying consolidated balance sheet of Evans Bancorp, Inc. and subsidiary (the "Company") as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ DELOITTE AND TOUCHE LLP

BUFFALO, NEW YORK
JANUARY 28, 2003

EVANS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                                2003             2002
                                                                            -------------    -------------
ASSETS
Cash and cash equivalents:
   Cash and due from banks                                                  $   8,508,705    $  11,308,727
   Federal funds sold                                                                   -        8,450,000
                                                                            -------------    -------------
                       Total cash and cash equivalents                          8,508,705       19,758,727
Interest bearing deposits at other banks                                           98,333          877,230
Securities:
   Available for sale, at fair value                                          116,806,879      103,031,200
   Held to maturity                                                             3,749,321        3,640,714
Loans, net of allowance for loan losses of $2,538,933 in 2003
 and $2,145,606 in 2002                                                       185,528,148      148,997,646
Properties and equipment, net                                                   5,981,616        5,348,994
Goodwill                                                                        2,944,913        2,944,913
Intangible assets                                                               1,176,952          787,115
Bank-owned life insurance                                                       7,323,013          662,733
Other assets                                                                    2,559,056        2,661,588
                                                                            -------------    -------------
TOTAL ASSETS                                                                $ 334,676,936    $ 288,710,860
                                                                            =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Demand                                                                   $  51,885,433    $  44,664,537
   NOW and money market                                                        11,463,977       10,535,456
   Regular savings                                                            105,599,106       94,907,508
   Time                                                                        97,376,454       89,399,334
                                                                            -------------    -------------
                       Total deposits                                         266,324,970      239,506,835
Other borrowed funds                                                           25,387,573        8,110,964
Securities sold under agreements to repurchase                                  5,460,472        6,543,456
Other liabilities                                                               4,180,443        3,687,604
                                                                            -------------    -------------
                       Total liabilities                                      301,353,458      257,848,859
                                                                            =============    =============
CONTINGENT LIABILITIES AND COMMITMENTS
STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 2,459,246 and
    2,450,870 shares issued, respectively and 2,444,285 and 2,450,555
    shares outstanding, respectively                                            1,229,620        1,167,081
Capital surplus                                                                19,359,133       16,578,868
Retained earnings                                                              11,145,068       11,179,871
Accumulated other comprehensive income, net of tax                              1,917,894        1,942,295
Less: Treasury stock, at cost (14,961 and 315 shares, respectively)              (328,237)          (6,114)
                                                                            -------------    -------------
                       Total stockholders' equity                              33,323,478       30,862,001
                                                                            -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 334,676,936    $ 288,710,860
                                                                            =============    =============

See notes to consolidated financial statements.

EVANS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                       2003            2002            2001
                                                                    ------------    ------------    ------------
INTEREST INCOME:
      Loans                                                         $ 10,737,270    $ 10,592,702    $ 11,051,419
      Federal funds sold/Interest bearing deposits at other banks         79,091          78,824         133,130
      Securities:
           Taxable                                                     2,225,776       2,553,604       2,891,901
           Non-taxable                                                 2,288,026       1,987,285       1,570,725
                                                                    ------------    ------------    ------------
                Total interest income                                 15,330,163      15,212,415      15,647,175
INTEREST EXPENSE
      Deposits                                                         3,864,106       4,281,861       6,007,080
      Borrowings                                                         619,537         534,861         530,074
                                                                    ------------    ------------    ------------
                Total interest expense                                 4,483,643       4,816,722       6,537,154
NET INTEREST INCOME                                                   10,846,520      10,395,693       9,110,021
PROVISION FOR LOAN LOSSES                                                480,000         420,000         420,000
                                                                    ------------    ------------    ------------
NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                                 10,366,520       9,975,693       8,690,021
NON-INTEREST INCOME:
      Bank sevice charges                                              1,812,138       1,095,611       1,046,615
      Insurance service and fees                                       3,495,077       2,947,381       2,412,900
      Commission fees                                                    272,369         227,666         134,134
      Net gain on sales of securities                                    270,955         111,302         183,681
      ORE loss                                                           (26,920)       (138,992)        (17,402)
      Premium on loans sold                                              123,576          59,017          28,791
      Life insurance proceeds                                                  -         184,745               -
      Other                                                            1,719,155         987,011         739,193
                                                                    ------------    ------------    ------------
                Total non-interest income                              7,666,350       5,473,741       4,527,912
                                                                    ------------    ------------    ------------
NON-INTEREST EXPENSE:
      Salaries and employee benefits                                   6,813,346       5,532,613       5,023,449
      Occupancy                                                        1,453,778       1,337,469       1,156,215
      Supplies                                                           282,828         231,521         229,031
      Repairs and maintenance                                            377,283         411,696         366,609
      Advertising and public relations                                   262,839         205,662         171,248
      Professional services                                              710,675         615,613         474,905
      FDIC assessments                                                    39,878          35,002          34,416
      Other insurance                                                    297,808         280,695         276,815
      Other                                                            2,501,088       1,999,858       1,797,918
                                                                    ------------    ------------    ------------
                Total non-interest expense                            12,739,523      10,650,129       9,530,606
                                                                    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                                             5,293,347       4,799,305       3,687,327
INCOME TAXES                                                           1,224,000       1,193,258       1,108,000
                                                                    ------------    ------------    ------------
NET INCOME                                                          $  4,069,347    $  3,606,047    $  2,579,327
                                                                    ============    ============    ============
Net income per common share - basic                                 $       1.66    $       1.48    $       1.06
                                                                    ============    ============    ============
Net income per common share - diluted                               $       1.66    $       1.48    $       1.06
                                                                    ============    ============    ============
Weighted average number of basic common shares                         2,450,334       2,441,685       2,425,644
                                                                    ============    ============    ============
Weighted average number of diluted shares                              2,450,527       2,441,685       2,425,644
                                                                    ============    ============    ============

See notes to consolidated financial statements.

EVANS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                           ACCUMULATED
                                                                                              OTHER
                                                     COMMON      CAPITAL      RETAINED    COMPREHENSIVE   TREASURY
                                                     STOCK       SURPLUS      EARNINGS    INCOME (LOSS)     STOCK        TOTAL
                                                   ----------  -----------  -----------   -------------   ---------   -----------
BALANCE -- DECEMBER 31, 2000                       $  879,801  $13,810,991  $ 9,953,780   $     534,500   $       -   $25,179,072
Comprehensive income:
      2001 net income                                                         2,579,327                                 2,579,327
      Unrealized gain on available
           for sale securities, net of
           reclassification
           adjustment and tax effect                                                            131,678                   131,678
                                                                                                                      -----------
                Total comprehensive income                                                                              2,711,005
                                                                                                                      -----------
Cash dividends ($.44 per
      common share)                                                          (1,068,834)                               (1,068,834)
Five for four stock split
      with 481 fractional shares paid in cash         219,720     (241,317)                                               (21,597)
Issuance of 7,796 shares under
      dividend reinvestment plan                        3,713      157,410                                                161,123
Purchase of 3,240 shares                                                                                   (145,042)     (145,042)
      for treasury
Reissuance of 3,240 shares of treasury
      stock under dividend reinvestment plan                                                                145,042       145,042
                                                   ----------  -----------  -----------   -------------   ---------   -----------
BALANCE -- DECEMBER 31, 2001                        1,103,234   13,727,084   11,464,273         666,178           -    26,960,769
Comprehensive income:
      2002 net income                                                         3,606,047                                 3,606,047
      Unrealized gain on available
           for sale securities, net of
           reclassification
           adjustment and tax effect                                                          1,436,616                 1,436,616
Additional minimum pension liability
           net of tax effect - $102,393                                                        (160,499)                 (160,499)
                                                                                                                      -----------
                Total comprehensive income                                                                              4,882,164
                                                                                                                      -----------
Cash dividends ($.54 per common share)                                       (1,304,585)                               (1,304,585)
Issuance of 9,423 shares under
      Dividend Reinvestment Plan                        4,487      158,481                                                162,968
Purchase of 1,100 shares for treasury                                                                       (22,831)      (22,831)
Issued 8,546 shares under dividend
      reinvestment plan                                 4,068      163,024                                                167,092
Reissuance of 800 shares of treasury stock
      under dividend reinvestment plan                                             (293)                     16,717       16,424
Stock dividend 5 percent with 598
      fractional shares to be paid in cash             55,292    2,530,279   (2,585,571)                                        -
                                                   ----------  -----------  -----------   -------------   ---------   -----------
BALANCE -- DECEMBER 31, 2002                        1,167,081   16,578,868   11,179,871       1,942,295      (6,114)   30,862,001
Comprehensive income
      2003 net income                                                         4,069,347                                 4,069,347
      Unrealized loss on available
           for sale securities, net of
           reclassification
           adjustment and tax effect                                                           (184,900)                 (184,900)
Additional minimum liability, net of tax effect                                                 160,499                   160,499
                                                                                                                      -----------
                Total comprehensive income                                                                              4,044,946
                                                                                                                      -----------
Cash dividends ($.62 per common share)                                       (1,534,447)                               (1,534,447)
Stock option expense                                               102,570                                                102,570
Fractional shares paid in cash on stock dividends                               (28,221)                                  (28,221)
Issued 8,618 shares under dividend
      reinvestment plan                                 4,309      185,443                                                189,752
Purchase of 26,295 shares for treasury                                                                     (575,591)     (575,591)
Reissuance of 4,618 shares under
      Employee Stock Purchase plan                                              (19,451)                    101,319        81,868
Reissuance of 7,948 shares under
      dividend reinvestment plan                                                  8,010                     172,590       180,600
Stock dividend 5 percent                               58,230    2,492,252   (2,530,041)                    (20,441)            -
                                                   ----------  -----------  -----------   -------------   ---------   -----------
BALANCE -- DECEMBER 31, 2003                       $1,229,620  $19,359,133  $11,145,068   $   1,917,894   $(328,237)  $33,323,478
                                                   ==========  ===========  ===========   =============   =========   ===========

See notes to consolidated financial statements.

EVANS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                     2003             2002             2001
                                                                 -------------    -------------    -------------
OPERATING ACTIVITIES:
      Interest received                                          $  16,087,379    $  15,733,836    $  16,054,390
      Fees received                                                  7,014,690        5,140,994        4,211,410
      Interest paid                                                 (4,541,209)      (4,951,700)      (6,523,176)
      Cash paid to employees and suppliers                         (12,234,615)     (10,188,956)      (6,685,194)
      Income taxes paid                                             (1,173,820)      (1,314,877)      (1,558,000)
                                                                 -------------    -------------    -------------
                Net cash provided by operating activities            5,152,425        4,419,297        5,499,430
                                                                 -------------    -------------    -------------
INVESTING ACTIVITIES:
      Available for sale securities:
           Purchases                                              (100,522,274)     (70,218,780)     (47,716,648)
           Proceeds from sales                                      26,907,647        7,554,063       15,547,047
           Proceeds from maturities                                 59,955,066       43,580,011       21,390,184
      Held to maturity securities:
           Purchases                                                (3,126,414)      (4,113,680)      (2,453,558)
           Proceeds from maturities                                  3,017,807        1,925,595        2,595,887
      Cash paid for bank-owned life insurance                       (6,200,000)               -                -
      Additions to properties and equipment                         (1,004,503)      (1,891,860)      (1,119,597)
      Increase in loans, net of repayments                         (52,541,327)     (18,954,336)     (23,594,878)
      Proceeds from sales of loans                                  15,732,250       11,989,008        9,156,096
      Proceeds from sale of other real estate owned                    248,080           69,420           12,598
      Acquisition of intangible assets                                (254,000)         (62,000)               -
                                                                 -------------    -------------    -------------
                Net cash used in investing activities              (57,787,668)     (30,122,559)     (26,182,869)
                                                                 -------------    -------------    -------------
FINANCING ACTIVITIES:
      Proceeds from borrowing                                       16,193,625          502,002        5,389,179
      Increase in deposits                                          26,877,635       35,246,832       17,558,743
      Dividends paid, net                                           (1,344,695)        (974,525)        (907,711)
      Fractional shares paid in cash on stock dividends                (28,221)               -          (21,597)
      Purchase of treasury stock                                      (575,591)         (22,831)        (145,042)
      Reissuance of treasury stock                                     262,468           16,424          145,042
                                                                 -------------    -------------    -------------
                Net cash provided by financing activities           41,385,221       34,767,902       22,018,614
                                                                 -------------    -------------    -------------
Net (decrease)increase in cash and cash
      equivalents                                                  (11,250,022)       9,064,640        1,335,175
CASH AND CASH EQUIVALENTS:
      Beginning of year                                             19,758,727       10,694,087        9,358,912
                                                                 -------------    -------------    -------------
      End of year                                                $   8,508,705    $  19,758,727    $  10,694,087
                                                                 =============    =============    =============

                                                                     (Continued)

EVANS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                            2003           2002           2001
                                                                         -----------    -----------    -----------
RECONCILIATION OF NET INCOME TO
   NET CASH PROVIDED BY OPERATING
   ACTIVITIES:
           Net income                                                    $ 4,069,347    $ 3,606,047    $ 2,579,327
           Adjustments to reconcile net income to net cash
                provided by operating activities:
                Depreciation and amortization                              1,246,006      1,062,390      1,316,806
                Deferred taxes                                              (171,000)      (148,258)       185,000
                Provision for loan losses                                    480,000        420,000        420,000
                Net gain on sales of assets                                 (244,035)        27,690       (166,279)
                Premiums on loans sold                                      (123,576)       (59,017)       (28,791)
                Proceeds from life insurance                                       -       (184,745)             -
                Stock options expensed                                       102,570              -              -
                Changes in assets and liabilities affecting cash flow:
                          Other assets                                        81,163         36,304      1,623,095
                          Other liabilities                                 (288,050)      (341,114)      (429,728)
                                                                         -----------    -----------    -----------
NET CASH PROVIDED BY OPERATING
           ACTIVITIES                                                    $ 5,152,425    $ 4,419,297    $ 5,499,430
                                                                         ===========    ===========    ===========
Supplemental disclosure of non cash investments and
                financial activities:
                Acquistion of insurance agencies                         $   256,000    $   457,800    $         -
                                                                         ===========    ===========    ===========

See notes to consolidated financial statements.                      (Concluded)

EVANS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND GENERAL - Evans Bancorp, Inc. (the "Company") was organized in October 1988, under the Business Corporation Law of the State of New York as a bank holding company. The accompanying consolidated financial statements include the accounts of Evans Bancorp, Inc. and its wholly-owned subsidiary, Evans National Bank (the "Bank"), and the Bank's subsidiaries, M&W Agency, Inc. ("M&W") and ENB Associates Inc. ("ENB"), both wholly-owned, and Evans National Holding Corp. ("ENHC"), of which the Bank owns 100% of the outstanding voting common stock.

     The Bank is in the commercial banking business, attracting deposits from and making loans to the general public in its immediate geographical area. The Bank's main administrative office is located in Angola, New York and it has branches in Amherst, Angola, Derby, Evans, Forestville, Hamburg, Lancaster, North Boston, and West Seneca.

     M&W is a retail property and casualty insurance agency headquartered in Silver Creek, New York. Through its several branch offices, M&W earns commissions, on the sale of various premium-based insurance policies.

     ENB provides non-deposit investment products, such as mutual funds and annuities, to bank customers through the branch network. ENB has an agreement with a licensed broker whereby ENB can purchase and sell securities for bank customers.

     ENHC holds certain real estate loans and provides management services to the Bank. ENHC is operated as a real estate investment trust (REIT) which provides additional flexibility and planning opportunities for the business of the Bank.

     The Company operates in two reportable segments - banking activities and insurance agency activities.

     REGULATORY REQUIREMENTS - The Bank is subject to the rules, regulations, and reporting requirements of various regulatory bodies, including the Federal Reserve Board ("FRB"), the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency ("OCC"), and the Securities and Exchange Commission ("SEC").

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, the Bank and subsidiaries. All material inter-company accounts and transactions are eliminated in consolidation.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     SECURITIES - Securities for which the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are stated at cost, adjusted for discounts and premiums that are recognized in interest income over the period to the earlier of call date or maturity using a method that approximates level yield. These securities represent debt issuances of local municipalities in the Bank's market area for which market prices are not readily available. The amortized cost of the securities approximates market value. Management periodically evaluates the financial condition of the municipalities for impairment.

     Securities classified as available for sale are stated at fair value with unrealized gains and losses excluded from earnings and reported, net of deferred income taxes, in stockholders' equity accumulated other comprehensive income. Gains and losses on sales of securities are computed using the specific identification method.

     Securities which have experienced an other-than-temporary decline in fair value are written down to a new cost basis with the amount of the write-down included in earnings as a realized loss. The new cost basis is not changed for subsequent recoveries in fair value. Factors which management considers in determining whether an impairment in value of an investment is other than temporary include the issuer's financial performance and near term prospects, the financial condition and prospects for the issuer's geographic region and industry, and recoveries in fair value subsequent to the balance sheet date.

     The Bank does not engage in securities trading activities.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - The Company follows the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, which require that an entity recognize all derivatives as either assets or liabilities on a balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivative qualifies as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative's fair value in income.

     Management reviewed contracts from various functional areas of the Company to identify potential derivatives embedded within selected contracts. Management identified embedded derivatives in some loan commitments for residential mortgages where the Company has the intent to sell to an investor such as the Federal National Mortgage Association ("FNMA"). Due to the short-term nature of these loan commitments (30 days or less) and the historical dollar amount of commitments outstanding at period end, the adoption of SFAS No. 133 did not have material impact on the Company's financial condition or results of operations.

     LOANS - The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Erie and Chautauqua counties. The ability of the Bank's debtors to honor their contracts is dependent upon numerous factors, including the real estate and general economic conditions in this area.

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on those loans at the time they were originated. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

     The Bank considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect principal or interest due according to the contractual terms of the loan. Loan impairment is measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

     Payments received on impaired loans are applied against the recorded investment in the loan. For loans other than those that the Bank expects repayment through liquidation of the collateral, when the remaining recorded investment in the impaired loan is less than or equal to the present value of the expected cash flows, income is recorded on a cash basis.

     The accrual of interest on commercial loans and mortgages is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. In all cases, loans are placed on nonaccrual status and are subject to charge off at an earlier date if collection of principal or interest is considered doubtful.

     All interest due but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until it again qualifies for an accrual basis. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, the adverse circumstances which resulted in the delinquent payment status are resolved, and payments are made in a timely manner for a period of time sufficient to reasonably assure their future dependability.

     ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses represents the amount charged against the Bank's earnings to establish a reserve or allowance sufficient to absorb probable loan losses based on management's evaluation of the loan portfolio. Factors considered include current loan concentrations, charge-off history, delinquent loan percentages, input from regulatory agencies and general economic conditions.

     On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. In making this determination, the Bank analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review function and information provided by examinations performed by regulatory agencies.

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

     The subjective portion of the allowance reflects management's evaluation of various conditions, and involves a higher degree of uncertainty because this component of the allowance is not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions; seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the business cycle; existing general economic and business conditions in the lending areas; credit quality trends in nonaccruing loans; historical loan charge-off experience; and the results of bank regulatory examinations.

     FORECLOSED REAL ESTATE - Foreclosed real estate is initially recorded at the lower of book or fair value (net of costs of disposal) at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. Assessments are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds fair value. Foreclosed real estate is classified as other assets on the consolidated balance sheets.

     GOODWILL - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of the M&W Group, Inc. Through December 31, 2001 goodwill was being amortized on a straight-line basis over ten years. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The Company periodically assesses whether events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

     BANK-OWNED LIFE INSURANCE - The Bank has purchased insurance on the lives of Company directors and a certain group of key members of Bank, M&W and ENBA management. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as retirement benefits. Increases in the cash surrender value are recorded as other income in the consolidated statements of income.

     PROPERTIES AND EQUIPMENT - Properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3 to 39 years. Impairment losses on properties and equipment are realized if the carrying amount is not recoverable from its undiscounted cash flows and exceeds its fair value.

     LOAN SERVICING - The Company, in its normal course of business, sells certain residential mortgages which it originates to the Federal National Mortgage Association ("FNMA"). The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon. At December 31, 2003 and 2002, the Company had approximately $30,924,000 and $24,026,000, respectively, in unpaid principal balances of loans that it services for FNMA. For the years ended December 31, 2003 and 2002, the Company sold $15,732,000 and $11,617,000, respectively, in loans to FNMA. The Company did not record any related asset to the servicing portfolio rights as management determined it immaterial.

     INCOME TAXES - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the periods in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expenses.

     NET INCOME PER COMMON SHARE - Net income per common share is based on the weighted average number of shares outstanding during each year, retroactively adjusted for stock splits and stock dividends. Dilutive earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options. Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share. Basic and diluted earnings per share are the same for December 31, 2003, 2002, and 2001. The Company's potential dilutive securities included 387 for the year ended December 31, 2003. There were no dilutive securities for the years ended December 31, 2002 and 2001. All share and per share information presented is stated after giving effect to stock dividends.

     STOCK DIVIDENDS - A 5 percent stock dividend was declared on September 16, 2003 for shareholders of record on October 14, 2003. The stock dividend resulted in the issuance of 116,459 shares of common stock, paid $16,083 for fractional shares, and was issued on December 1, 2003. Additionally, a 5 percent stock dividend was declared on November 19, 2002 for shareholders of record on December 2, 2002. The stock dividend resulted in the issuance of 110,589 shares of common stock, paid $12,138 for fractional shares, and was issued on January 29, 2003. All share data and per share data contained in this document have been adjusted to reflect the stock dividends, except for the share data contained in the consolidated statements of stockholders' equity.

     COMPREHENSIVE INCOME - Comprehensive income includes both net income and other comprehensive income, including the change in unrealized gains and losses on securities available for sale and the change in additional minimum liability related to pension costs, net of tax.

     EMPLOYEE BENEFITS - The Company maintains a non-contributory, qualified, defined benefit pension plan ("the pension plan") that covers substantially all employees who meet certain age and service requirements. The actuarially determined pension benefit in the form of a life annuity is based on the employee's combined years of service, age and compensation. The Company's policy is to fund the minimum amount required by government regulations.

     Additionally, the Company maintains a defined contribution 401(k) plan and accrues contributions due under this plan as earned by employees.

     STOCK-BASED COMPENSATION - At December 31, 2003 the Company has stock-based employee and non-employee compensation plans, which are described more fully in footnote 12. The Company accounts for these plans under SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123 the fair value of the stock options granted are recognized in compensation salaries and employee benefits expense.

     FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK - In the ordinary course of business the Bank has entered into off balance sheet financial arrangements consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when the transactions are executed.

     CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds sold are purchased for one-day periods.

     Cash and due from banks includes reserve balances that the Bank is required to maintain with Federal Reserve Banks. The required reserves are based upon deposits outstanding and were approximately $1,090,000 and $1,221,000 at December 31, 2003 and 2002, respectively.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 2002 and 2001 financial statements to conform with the 2003 presentation.

     ACCOUNTING STANDARD PRONOUNCEMENTS - On January 1, 2003, the Company implemented the provisions of Financial Accounting Standards Board Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which was an interpretation of a number of Financial Accounting Standards Board ("FASB") statements. FIN 45 elaborates on the disclosures to be made by a guarantor in its periodic financial statements. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of this interpretation did not have a material impact on the Company's consolidated financial statements.

     In January 2003, FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," and revised it in December 2003 with the issuance of FIN 46r. The FASB's intent in issuing these interpretations was to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. These interpretations require an enterprise to consolidate a variable interest entity (as defined) if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected returns if they occur, or both. These interpretations apply to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The provisions of this interpretation did not have a material impact on the Company's consolidated financial statements.

2.   SECURITIES

     The amortized cost of securities and their approximate fair value at December 31 were as follows:

                                                               2003
                                       -----------------------------------------------------
                                                            UNREALIZED
                                                      ----------------------
                                         AMORTIZED                                 FAIR
                                           COST         GAINS        LOSSES        VALUE
                                       ------------   ----------   ---------    ------------
Available for Sale:
      U.S. Government and
           Agency Securities           $ 20,814,990   $  111,712   $ (15,467)   $ 20,911,235
      Mortgage Backed Securities         41,671,059       64,246    (220,658)     41,514,647
      State and Municipal Securities     49,325,367    3,204,359      (2,679)     52,527,047
      FRB and FHLB Stock                  1,853,950            -           -       1,853,950
                                       ------------   ----------   ---------    ------------

                Total                  $113,665,366   $3,380,317   $(238,804)   $116,806,879
                                       ============   ==========   =========    ============
Held to Maturity:
      U.S. Government and
           Agency Securities           $     36,599   $        -  $        -    $     36,599
      State and Municipal Securities      3,712,722            -           -       3,712,722
                                       ------------   ----------   ---------    ------------

                Total                  $  3,749,321   $        -  $        -    $  3,749,321
                                       ============   ==========   =========    ============

                                                              2002
                                       ---------------------------------------------------
                                                           UNREALIZED
                                                     ---------------------
                                        AMORTIZED                                FAIR
                                          COST         GAINS       LOSSES        VALUE
                                       -----------   ----------   --------    ------------
Available for Sale:
      U.S. Government and
           Agency Securities           $ 9,477,460   $  369,503   $      -    $  9,846,963
      Mortgage Backed Securities        44,282,736      481,778    (68,351)     44,696,163
      State and Municipal Securities    44,578,271    2,688,872    (27,419)     47,239,724
      FRB and FHLB Stock                 1,248,350            -          -       1,248,350
                                       -----------   ----------   --------    ------------

                Total                  $99,586,817   $3,540,153   $(95,770)   $103,031,200
                                       ===========   ==========   ========    ============
Held to Maturity:
      U.S. Government and
           Agency Securities           $    37,201   $        -   $      -    $     37,201
      State and Municipal Securities     3,603,513            -          -       3,603,513
                                       -----------   ----------   --------    ------------

                Total                  $ 3,640,714   $        -   $      -    $  3,640,714
                                       ===========   ==========   ========    ============

     Available for sale securities with a total fair value of $86,901,240 at December 31, 2003 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

     The scheduled maturities of debt securities at December 31, 2003 are summarized below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

                                      AVAILABLE FOR               HELD TO MATURITY
                                     SALE SECURITIES                 SECURITIES
                               ---------------------------   ---------------------------
                                Amortized         Fair        Amortized         Fair
                                   Cost          Value           Cost          Value
                               ------------   ------------   ------------   ------------
Due in one year or less        $  1,900,260   $  1,926,707   $  1,381,333   $  1,381,333
Due after year one through
      five years                 16,758,837     17,104,276        575,300        575,300
Due after five years through
      ten years                  52,331,530     54,038,642        859,022        859,022
Due after ten years              40,820,789     41,883,304        933,666        933,666
                               ------------   ------------   ------------   ------------

Total                          $111,811,416   $114,952,929   $  3,749,321   $  3,749,321
                               ============   ============   ============   ============

     Realized gains and losses from $26,907,647, $7,554,063, and $15,547,047 of gross sales on securities for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

                 2003         2002         2001
               ---------    ---------    ---------
Gross gains    $ 446,681    $ 127,284    $ 184,204
Gross losses    (175,726)     (15,982)        (523)
               ---------    ---------    ---------

Net gain       $ 270,955    $ 111,302    $ 183,681
               =========    =========    =========

     Information regarding unrealized losses within the Company's available for sale securities is summarized below. The securities are all US government-guaranteed agency securities or fully insured municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

                                      LESS THAN 12 MONTHS         12 MONTHS OR LONGER                TOTAL
                                   -------------------------   -------------------------   -------------------------
                                                 UNREALIZED                  UNREALIZED                  UNREALIZED
Description of Securities          FAIR VALUE      LOSSES      FAIR VALUE      LOSSES      FAIR VALUE      LOSSES
                                   -----------   -----------   -----------   -----------   -----------   -----------
      U.S. Government and
           Agency Securities       $ 4,525,400   $    15,467   $         -   $         -   $ 4,525,400   $    15,467
      Mortgage Backed Securities    25,989,484       218,152       692,664         2,506   $26,682,148   $   220,658
      State and Municipal
           Securities                  529,731         2,679             -             -       529,731         2,679
                                   -----------   -----------   -----------   -----------   -----------   -----------

Total temporarily impaired
  securities                       $31,044,615   $   236,298   $   692,664   $     2,506   $31,737,279   $   238,804
                                   ===========   ===========   ===========   ===========   ===========   ===========

3.   LOANS, NET

     Major categories of loans at December 31, 2003 and 2002 are summarized as follows:

                                          2003             2002
                                      -------------    -------------
Mortgage loans on real estate:
      Residential 1-4 family          $  30,160,275    $  26,712,205
      Commercial and multi-family        99,683,730       77,918,498
      Construction                        5,090,022        2,174,277
      Second mortgages                    6,274,178        6,919,081
      Equity lines of credit             18,262,175       13,779,526
                                      -------------    -------------
           Total real estate loans      159,470,380      127,503,587

Commercial loans                         24,281,627       20,460,244
Consumer loans                            3,777,855        2,843,256
Net deferred loan origination costs         537,219          336,165
                                      -------------    -------------
                                        188,067,081      151,143,252
Allowance for loan losses                (2,538,933)      (2,145,606)
                                      -------------    -------------

Loans, net                            $ 185,528,148    $ 148,997,646
                                      =============    =============

     Changes in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                2003           2002           2001
                             -----------    -----------    -----------
Balance, beginning of year   $ 2,145,606    $ 1,786,115    $ 1,428,467
Provision for loan losses        480,000        420,000        420,000
Recoveries                         8,108         15,689         17,250
Loans charged off                (94,781)       (76,198)       (79,602)
                             -----------    -----------    -----------

Balance, end of year         $ 2,538,933    $ 2,145,606    $ 1,786,115
                             ===========    ===========    ===========

     Non-accrual loans, for which an allowance for loan impairment was not required under SFAS No. 114 due to the adequacy of related collateral values, totaled approximately $296,000 and $1,197,000 at December 31, 2003 and 2002, respectively. The average recorded investment in these loans during 2003, 2002, and 2001 was approximately $121,100, $637,500, and
     $601,600, respectively. If such loans had been in an accruing status, the Bank would have recorded additional interest income of approximately $20,000, $68,000 and $36,000 in 2003, 2002 and 2001, respectively.

     The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2003.

     As of December 31, 2003 and 2002, the Bank had no other loans which were impaired as defined by SFAS No. 114.

4.   PROPERTIES AND EQUIPMENT

     Properties and equipment at December 31 were as follows:

                                    2003            2002
                                ------------    ------------
Land                            $    268,485    $    268,485
Buildings and improvements         5,603,228       5,557,263
Equipment                          4,917,999       4,773,451
Construction in progress             774,749               -
                                ------------    ------------
                                  11,564,461      10,599,199
Less accumulated depreciation     (5,582,845)     (5,250,205)
                                ------------    ------------

Properties and equipment, net   $  5,981,616    $  5,348,994
                                ============    ============

     Depreciation expense totaled $679,600 in 2003, $665,530 in 2002, and $613,117 in 2001.

5.   OTHER ASSETS

     Other assets at December 31, were as follows:

                                        2003         2002
                                     ----------   ----------
Deferred tax asset                   $  241,916   $   55,941
Accrued interest receivable           1,445,531    1,405,887
Life insurance proceeds receivable            -      184,745
Prepaid expenses                        416,282      374,020
Other real estate owned                       -      275,000
Other                                   455,327      365,995
                                     ----------   ----------

Total                                $2,559,056   $2,661,588
                                     ==========   ==========

6.   GOODWILL AND INTANGIBLE ASSETS

     As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized but tested for impairment on an annual basis.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the pro forma amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                    2003            2002            2001
                                                -------------   -------------   -------------
Reported net income                             $   4,069,347   $   3,606,047   $   2,579,327
Goodwill amortization, net of tax                           -               -         318,480

Pro forma adjusted net income                       4,069,347       3,606,047       2,897,807
                                                -------------   -------------   -------------
Reported earnings per share                     $        1.66   $        1.48   $        1.06
                                                -------------   -------------   -------------
Goodwill amortization, net of tax per share                 -               -            0.13

Pro forma adjusted basic earnings per share     $        1.66   $        1.48   $        1.19
Pro forma adjusted diluted earnings per share   $        1.66   $        1.48   $        1.19

     Changes in the carrying amount of goodwill for the twelve-month period ended December 31, 2003, by operating segment, are as follows:

                                       BANKING     INSURANCE
                                      ACTIVITIES   ACTIVITIES     TOTAL
                                      ----------   ----------   ----------
Balance as of January 1, 2003         $        -   $2,944,913   $2,944,913
Goodwill acquired during the period            -            -            -
                                      ----------   ----------   ----------
Balance as of December 31, 2003       $        -   $2,944,913   $2,944,913
                                      ==========   ==========   ==========

     Information regarding the Company's other intangible assets follows:

                                             GROSS
                                            CARRYING   ACCUMULATED                 WEIGHTED AVERAGE
                                             AMOUNT    AMORTIZATION      NET      AMORTIZATION PERIOD
                                           ----------  ------------  -----------  -------------------
Noncompete agreements                      $  549,000   $(147,850)   $  401,150         5 yrs
Intangible asset related to pension plan      551,999           -       551,999         9 N/A
Insurance expirations                         349,003    (125,200)      223,803         5 yrs
                                           ----------  ------------  ----------
Total                                      $1,450,002   $(273,050)   $1,176,952         5 yrs
                                           ==========   =========    ==========

     Amortization expense related to intangibles for the years ended December 31, 2003, 2002, and 2001 were $168,500, $78,800, and $21,800, respectively.
     Estimated amortization expense for each of the five succeeding fiscal years is as follows:

YEAR ENDING
DECEMBER 31      AMOUNT
2004            $179,600
2005             175,650
2006             157,800
2007             100,800
2008              11,100

7.   DEPOSITS

     Time deposits, with minimum denominations of $100,000 each, totaled $35,647,154 and $28,440,994 at December 31, 2003 and 2002, respectively.

     At December 31, 2003, the scheduled maturities of time deposits are as follows:

2004   $47,961,340
2005    35,179,590
2006     4,216,970
2007     1,908,425
2008     8,110,129
       -----------
       $97,376,454
       ===========

8.   OTHER BORROWED FUNDS

     Other borrowed funds include $25,387,573 of borrowings at December 31, 2003. The borrowings consisted of various advances from the Federal Home Loan Bank with interest rates ranging from 1.10% to 5.34%. These advances are collateralized by certain qualifying assets. The maturities of other borrowed funds are as follows:

2004         $15,935,976
2005           1,518,337
2006             760,292
2007             145,349
2008              27,619
Thereafter     7,000,000
             -----------
Total        $25,387,573
             ===========

     Short-term borrowing of $13,450,000 and $0 at December 31, 2003 and 2002, respectively, consisted of an overnight line of credit with the Federal Home Loan Bank at a rate of 1.10%. The Bank has an additional $2,500,000 available with Federal Home Loan Bank on the overnight line of credit and the ability to borrow up to $8,000,000 of federal funds purchased from one its correspondent banks at December 31, 2003.

9.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Bank enters into agreements with depositors to sell to the depositors securities owned by the Bank and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The depositor is informed the securities are held in safekeeping by the Bank on behalf of the depositor.

10.  COMPREHENSIVE INCOME

     The following tables display the components of other comprehensive income:

                                                                2003
                                              -----------------------------------------
                                              BEFORE-TAX       INCOME
                                                AMOUNT          TAXES           NET
                                              -----------    -----------    -----------
Unrealized losses on investment securities:
Unrealized holding losses
      during period                           $   (31,915)   $    12,840    $   (19,075)
Less: reclassification
      adjustment for gains realized
      in net income                               270,955       (105,130)       165,825
                                              -----------    -----------    -----------
Net unrealized (loss) gain                       (302,870)       117,970       (184,900)
Decrease in additional
      minimum liability                           262,892       (102,393)       160,499
                                              -----------    -----------    -----------
Net other comprehensive (loss) income         $   (39,978)   $    15,577    $   (24,401)
                                              ===========    ===========    ===========

                                                                2002
                                              -----------------------------------------
                                              BEFORE-TAX       INCOME
                                                AMOUNT          TAXES           NET
                                              -----------    -----------    -----------
Unrealized gains on investment securities:
Unrealized holding gains
      during period                           $ 2,458,551    $  (953,818)   $ 1,504,733
Less: reclassification
      adjustment for gains realized
      in net income                               111,302        (43,185)        68,117
                                              -----------    -----------    -----------
Net unrealized gain (loss)                      2,347,249       (910,633)     1,436,616
Decrease in additional
      minimum liability                          (262,892)       102,393       (160,499)
                                              -----------    -----------    -----------
Net other comprehensive income (loss)         $ 2,084,357    $  (808,240)   $ 1,276,117
                                              ===========    ===========    ===========

                                                                2001
                                              -----------------------------------------
                                              BEFORE-TAX       INCOME
                                                AMOUNT          TAXES           NET
                                              -----------    -----------    -----------
Unrealized gains on investment securities:
Unrealized holding gains
      during period                           $   403,144    $  (161,257)   $   241,887
Less: reclassification
      adjustment for gains realized
      in net income                               183,681        (73,472)       110,209
                                              -----------    -----------    -----------
Net unrealized gain (loss)                        219,463        (87,785)       131,678
                                              -----------    -----------    -----------
Net other comprehensive income (loss)         $   219,463    $   (87,785)   $   131,678
                                              ===========    ===========    ===========

11.  EMPLOYEE BENEFITS AND DEFERRED COMPENSATION PLAN

     EMPLOYEES' PENSION PLAN - The Bank has a defined benefit pension plan covering substantially all employees. The plan provides benefits that are based on the employees' compensation and years of service. The Bank uses an actuarial method of amortizing prior service cost and unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortization method the Bank is using recognizes the prior service cost and net gains or losses over the average remaining service period of active employees which exceeds the required amortization.

     The following are reconciliations of the benefit obligation and the fair value of plan assets, the funded status of the plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized consolidated balance sheets.

                                                               2003           2002
                                                            -----------    -----------
Change in benefit obligation:
Benefit obligation at beginning of year                     $ 2,514,194    $ 1,958,392
Service cost                                                    156,902        168,533
Interest cost                                                   158,345        160,857
Assumption change                                               199,036              -
Actuarial (gain) loss                                          (147,607)       266,140
Benefits paid                                                  (193,890)       (39,728)
                                                            -----------    -----------
Benefit obligations at end of year                            2,686,980      2,514,194
                                                            -----------    -----------
Change in plan assets:
Fair value of plan assets at beginning of year                2,011,048      1,735,117
Actual return on plan assets                                    269,994        (19,647)
Employer contributions                                          193,420        335,306
Benefits paid                                                  (193,890)       (39,728)
                                                            -----------    -----------
Fair value of plan assets at end of year                      2,280,572      2,011,048
                                                            -----------    -----------
Funded status                                                  (406,408)      (503,146)
Unrecognized net actuarial loss                                 492,486        585,429
Unrecognized prior service cost                                (175,591)      (182,989)
                                                            -----------    -----------
Net amount recognized                                           (89,513)      (100,706)
                                                            ===========    ===========
Amount recognized in the statements of financial position
consists of:

Accrued benefit liability                                       (89,513)      (100,706)
                                                            -----------    -----------
Net amount recognized                                       $   (89,513)   $  (100,706)
                                                            ===========    ===========

     The Plan's assets are primarily invested in equity and fixed income mutual funds. Valuations of the pension plan as shown above were conducted as of October 1, 2003 and 2002. Assumptions used by the Bank in the determination of pension plan information consisted of the following:

                                                    2003     2002
                                                   ------   ------
Weighted-average discount rate                     6.25%    6.75%
Rate of increase in compensation levels            4.75%    4.75%
Expected long-term rate of return on plan assets   6.75%    6.75%

     The components of net periodic benefit cost consisted of the following:

                                   2003         2002         2001
                                 ---------    ---------    ---------
Service cost                     $ 156,902    $ 168,533    $ 170,990
Interest cost                      158,345      160,857      155,046
Expected return on plan assets    (134,346)    (121,139)    (148,392)
Net amortization and deferral        1,326      (16,169)     (16,169)
                                 ---------    ---------    ---------
Net periodic benefit cost        $ 182,227    $ 192,082    $ 161,475
                                 =========    =========    =========

     The accumulated benefit obligations for years ended December 31, 2003 and 2002 are $1,930,820, and $1,609,717, respectively.

     In developing our expected long-term rate of return assumption, we evaluated input from our actuaries, including their review of asset class return expectations by several respected consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices. We also considered our historical 5-year and 10-year average annual simple annual returns of 20.90% and 34.59%, respectively, which have been in excess of these broad equity and bond benchmark indices. We anticipate that our investment managers will continue to generate long-term returns of at least 6.75%. Our expected long-term rate of return on Qualified Plan assets is based on an asset allocation assumption of 63% with equity managers, 37% with fixed income managers. Because of market fluctuation, our actual asset allocation as of September 30, 2003, the plan valuation measurement date, was 61.50% with equity managers and 38.50% with fixed income managers. We believe, however, that our long-term asset allocation on average will approximate 60%-70% with equity managers and 30%-40% with fixed income managers. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. We continue to believe that 6.75% is a reasonable long-term rate of return on our Qualified Plan assets. Qualified Plan assets had a return of approximately 12.60% for the plan year ended September 30, 2003. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually, and will adjust as necessary. Our required minimum contribution to the pension plan for the 2004 plan year is approximately $218,000.

     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN - The Bank also maintains a nonqualified supplemental executive retirement plan covering certain members of senior management. The plan was amended during 2003 to provide a benefit based on a percentage of final average earnings, as opposed to the fixed benefit that the superceded plan provided for. The obligations related to the plan are indirectly funded by various life insurance contracts naming the Bank as beneficiary. The Bank has also indirectly funded the supplemental executive retirement plan as well as other benefits provided to other employees through Bank-owned life insurance which was purchased in February 2003. The Bank uses an actuarial method of amortizing unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortization method the Bank is using recognizes the net gains or losses over the average remaining service period of active employees, which exceeds the required amortization. During 2002, the Bank made an adjustment in the actuarial retirement calculation of approximately $180,000, which is reflected as a decrease in SERP expense in the consolidated statements of income.

     The following are reconciliations of the benefit obligation and the fair value of plan assets, the funded status of the plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets.

                                                                            2003           2002
                                                                         -----------    -----------
Change in benefit obligation:
Benefit obligation at beginning of year                                  $ 1,589,106    $ 1,410,936
Service cost                                                                  72,943         49,147
Interest cost                                                                132,203        109,084
Plan amendments                                                              415,854              -
Actuarial loss                                                               115,544        112,715
Benefits Paid                                                                (92,776)       (92,776)
                                                                         -----------    -----------
Benefit obligation at end of year                                          2,232,874      1,589,106
                                                                         -----------    -----------
Change in plan assets:
Fair value of plan assets at beginning of year                                     -              -
Actual return on plan assets                                                       -              -
Contributions to the plan                                                     92,776         92,776
Benefits paid                                                                (92,776)       (92,776)
                                                                         -----------    -----------
Fair value of plan assets at end of year                                           -              -
                                                                         -----------    -----------
Funded status                                                             (2,232,874)    (1,589,106)
Unrecognized actuarial loss                                                  371,708        262,892
Unrecognized prior service cost                                              566,715        247,665
                                                                         -----------    -----------
Net amount recognized                                                    $(1,294,451)   $(1,078,549)
                                                                         ===========    ===========
Amounts recognized in the statements of financial position consist of:

Accrued benefit liability                                                 (1,846,450)    (1,589,106)
Intangible asset                                                             551,999        247,665
Accumulated other comprehensive income                                             -        262,892
                                                                         -----------    -----------
Net amount recognized                                                    $(1,294,451)   $(1,078,549)
                                                                         ===========    ===========

     Valuations of the nonqualified supplemental executive retirement plan as shown above were conducted as of January 1, 2003 and 2002. The accumulated benefit obligations for years ended December 31, 2003 and 2002 were $1,846,450, and $1,589,106, respectively. Assumptions used by the Bank in both years in the determination of pension plan information consisted of the following:

                                                    2003     2002
Weighted-average discount rate                       6.25%     6.75%
Expected long-term rate of return on plan assets      n/a       n/a
Salary Scale                                         4.75%      n/a

     The components of net periodic benefit cost consisted of the following:

                                  2003       2002       2001
                                --------   --------   --------
Service cost                      72,943     49,147    130,879
Interest cost                    132,203    109,084    109,902
Net amortization and deferral    103,532     61,824     55,669
                                --------   --------   --------
Net periodic benefit cost       $308,678   $220,055   $296,450
                                ========   ========   ========

     OTHER COMPENSATION PLANS

     The Bank also maintains a non-qualified deferred compensation plan for certain directors. Accrued expenses under this plan were approximately $71,000, $71,000 and $71,000 in 2003, 2002 and 2001, respectively. The estimated present value of the benefit obligation, included in other liabilities was $1,006,000 and $983,000 at December 31, 2003 and 2002, respectively. This obligation is indirectly funded by life insurance contracts naming the Bank as beneficiary. The increase in cash surrender value is included in the "Other" financial statement line on the consolidated statements of income. Premiums on the aforementioned life insurance contracts were paid by the Bank in lieu of payment of directors' fees.

     Effective April 1, 2003, the Company implemented a non-qualified deferred compensation plan whereby certain directors and certain officers may defer a portion of their base pre-tax compensation. Additionally, effective April 1, 2003, the Company implemented a non-qualified executive incentive retirement plan, whereby the Company will defer on behalf of certain officers a portion of their base compensation as well as an incentive based upon Company performance, until retirement on termination of service, subject to certain vesting arrangements. Expense under these plans was approximately $38,000 in 2003. The benefit obligation, included in other liabilities, in the consolidated balance sheets was $150,000 at December 31, 2003.

     Many of the new benefit plans put in place in 2003 are indirectly funded by Bank-owned life insurance contracts with a total aggregate cash surrender values of approximately $6,473,000 at December 31, 2003. The increase in cash surrender value is included in the "Other" financial statement line on the consolidated statements of income. Incidental to the Bank's purchase of Bank-owned life insurance in 2003, endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries.

     The Bank also has a defined contribution Retirement and Thrift 401(k) Plan for its employees who meet certain length of service and age requirements. The provisions of the 401(k) Plan allow eligible employees to contribute between 1% and 15% of their annual salary, with a matching contribution by the Bank equal to 1% of the employees' base compensation plus 25% of the employees contribution up to 4% of their annual salary. The Bank can also make discretionary contributions to the Plan. The Bank's expense under this Plan was approximately $100,000, $50,000 and $44,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The Company has a Dividend Reinvestment Plan (the "Plan") which provides each holder of record of the Bank's common stock the opportunity to reinvest automatically the cash dividends they receive on shares of the Bank's common stock. Stockholders who do not wish to participate in the Plan continue to receive cash dividends, as declared, in the usual manner. Computer share Investor Services LLC (the "Agent") is the administrator of the Plan. Shares purchased under the Plan are held in safekeeping by the Agent until the stockholder terminates his/her participation in the Plan. The Agent also acts as transfer agent and registrar for the Company's common stock.

12.  STOCK-BASED COMPENSATION

     At December 31, 2003 the Company has two stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with Statement 123. The Company granted stock options for the first time in 2003. The compensation cost that has been charged against income for those plans was $102,570 for 2003.

     FIXED STOCK OPTION PLANS

     The Company has a fixed option plan. Under the 1999 Employee Stock Option and Long Term Incentive plan, as amended, the Company may grant options to its employees for up to 250,000 shares of common stock. Under the plan, the exercise price of each option is not to be less than 100% of the market price of the Company's stock on the date of grant and an option's maximum term is ten years. The options have vesting schedules from two years through nine years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 2.73 percent; expected volatility of 28.43 percent, risk-free interest rates of between
     1.07 percent and 4.0 percent; and expected lives of between 2 and 10 years.

     A summary of the status of the Company's two fixed stock option plans as of December 31, 2003, and changes during the year ending, is presented below:

                                                              2003
                                                  ---------------------------
                                                             WEIGHTED-AVERAGE
FIXED OPTIONS                                      SHARES     EXERCISE PRICE
                                                  --------   ----------------
      Outstanding at beginning of year                   -            -
           Granted                                  26,500        22.55
           Exercised                                     -            -
           Forfeited                                     -            -
                                                  --------        -----
      Outstanding at end of year                    26,500        22.55
                                                  --------        -----
      Options exercisable at year-end               11,000
      Weighted-average fair value of
           options granted during the year        $   6.44

     The following table summarizes information about fixed stock options outstanding at December 31, 2003.

                      OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                -------------------------------  -------------------
                    NUMBER                             NUMBER
                 OUTSTANDING       REMAINING         EXERCISABLE
EXERCISE PRICE  AT 12/31/2003  CONTRACTUAL LIFE    AT 12/31/2003
--------------  -------------  ----------------  -------------------
   $ 22.92      $   11,000.00        9.3              11,000
   $ 22.28      $   15,500.00        9.6                   -

     EMPLOYEE STOCK PURCHASE PLAN

     On February 18, 2003, the Board of Directors of the Company adopted the Evans Bancorp, Inc. Employee Stock Purchase Plan. The Company is authorized to issue up to 105,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company's common stock. The Company grants options on January 1 and July 1 of each year that the employee stock purchase plan is in effect. The purchase price of the stock is 85 percent of the lower of its value on the grant date or the exercise date price. 78 percent of eligible employees participated in the plan in the last year 2003. Under the plan, the Company sold 4,618 shares to employees in 2003. Compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2003: dividend yield of 2.73 percent; and expected life of six months; expected volatility of 28.83 percent; and risk-free interest rates of 0.9 percent. The fair value of those purchase rights granted in 2003 was $6.49 per share.

13.  INCOME TAXES

     The components of the provision for income taxes were as follows:

                                     2003          2002          2001
                                 -----------   -----------   -----------
Income taxes currently payable   $ 1,053,000   $ 1,045,000   $ 1,293,000
Deferred tax expense (benefit)       171,000       148,258      (185,000)
                                 -----------   -----------   -----------
Net provision                    $ 1,224,000   $ 1,193,258   $ 1,108,000
                                 ===========   ===========   ===========

     The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                        2003                       2002                      2001
                                               ----------------------------------------------------------------------------
                                                 AMOUNT       PERCENT       AMOUNT       PERCENT       AMOUNT       PERCENT
                                               ----------------------     ----------------------     ----------------------
Tax provision at
           statutory rate                      $ 1,796,000       34%      $ 1,632,000      34%       $ 1,254,000       34%
Increase (decrease) in taxes resulting from:
      Tax-exempt
                income                            (729,000)     (14)         (628,000)    (13)          (534,000)     (15)
      Tax-exempt
                insurance proceeds                       -        -           (63,000)     (1)                 -        -
      State taxes, net of
           federal benefit                         110,000        2           132,000       3            240,000        7
      Non-deductible
           Goodwill                                      -        -                 -       -            108,000        3
      Other items, net                              47,000        1           120,258       2             40,000        1
      Provision for
                                               -----------      ---       -----------     ---        -----------      ---
           income taxes                        $ 1,224,000       23%      $ 1,193,258      25%       $ 1,108,000       30%
                                               ===========      ===       ===========     ===        ===========      ===

     At December 31, 2003 and 2002 the components of the net deferred tax asset were as follows:

Deferred tax assets:
                Allowance for loan losses            $  925,000   $  767,000
                Pension premiums                        539,000      460,000
                Deferred compensation                   423,000      392,000
                Stock options granted                    45,000            -
                Additional minimum liability                  -      102,000
                                                     ----------   ----------
      Gross deferred tax assets                       1,932,000    1,721,000
                                                     ----------   ----------
Deferred tax liabilities:
                Depreciation                            257,000      193,000
                Prepaid expenses                        209,000      131,000
                Net unrealized gains on securities    1,224,000    1,341,000
                                                     ----------   ----------
      Gross deferred tax liabilities                  1,690,000    1,665,000
                                                     ----------   ----------
      Net deferred tax asset                         $  242,000   $   56,000
                                                     ==========   ==========

     The net deferred tax asset at December 31, 2003 and 2002 is included in "other assets" in the accompanying consolidated balance sheets.

     In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2003.

14.  RELATED PARTY TRANSACTIONS

     The Bank has entered into loan transactions with certain directors, significant shareholders and their affiliates (related parties). The aggregate amount of loans to such related parties at December 31, 2003 and 2002 was $6,229,749 and $4,933,174, respectively. During 2003 and 2002, new loans to such related parties amounted to $3,212,789 and $886,090, respectively, and repayments amounted to $1,916,215 and $1,881,860. Terms of these loans have prevailing market pricing that would be offered to a similar customer base.

15.  CONTINGENT LIABILITIES AND COMMITMENTS

     The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 2003 and 2002 is as follows:

                                   2003          2002
                               -----------   -----------
Commitments to extend credit   $43,593,000   $40,094,000
Standby letters of credit        1,892,000     1,739,000
                               -----------   -----------
Total                          $45,485,000   $41,833,000
                               ===========   ===========

     Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements to the Bank. The Bank has not incurred any losses on its commitments during the past three years.

     Certain lending commitments for conforming residential mortgage loans to be sold into the secondary market are considered derivative instruments under the guidelines of SFAS No. 133. The changes in the fair value of these commitments due to interest rate risk are not recorded on the consolidated balance sheets as these derivatives are not considered material.

     The Company has entered into contracts with third-parties, which have indemnification clauses included. Examples of such contracts include third-party service providers, agreements with brokers and dealers, correspondent banks, purchasers of residential mortgages, and certain directors and officers. Due to the nature of these indemnification provisions, it is not possible to quantify the aggregate exposure to the Company resulting from them.

     The Company and its subsidiary, M&W Agency, Inc., lease certain offices, land and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $371,000 in 2004, $268,000 in 2005, $227,000 in 2006, $224,000 in 2007, $203,000 in
     2008, and $2,676,000 thereafter. The Bank has executed a letter of intent to purchase a building in Hamburg, New York for approximately $1 million, which will function as its administrative building beginning in mid-2004.

16.  CONCENTRATIONS OF CREDIT

     All of the Bank's loans, commitments and standby letters of credit have been granted to customers in the Bank's market area. Investments in state and municipal securities also involve governmental entities within the Bank's market area, which is Western New York. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of policy, does not extend credit to any single borrower or group in excess of 15% of capital.

17.  SEGMENT INFORMATION

     The Company is comprised of two primary business segments: banking and insurance agency activities. The reportable segments are separately managed and their performance is evaluated based on net income. All sources of segment specific revenues and expenses are attributed to management's definition of net income. Revenues from transactions between the two segments are not significant. The accounting policies of the segments are the same as those described in Note 1. The following table sets forth information regarding these segments for the years ended December 31, 2003 and 2002.

                                                           2003
                                      ----------------------------------------------
                                         BANKING     INSURANCE AGENCY
                                       ACTIVITIES       ACTIVITIES         TOTAL
Net interest income (expense)         $ 10,870,296     $    (23,776)    $ 10,846,520
Provision for credit losses                480,000                -          480,000
                                      ------------     ------------     ------------
Net interest income (expense) after
      provision for credit losses       10,390,296          (23,776)      10,366,520

Non-interest income                      3,927,238                -        3,927,238
Insurance commissions and fees                   -        3,495,077        3,495,077
Net gain on sales of assets                244,035                -          244,035
Non-interest expense                     9,846,984        2,892,539       12,739,523
                                      ------------     ------------     ------------
Income before income taxes               4,714,585          578,762        5,293,347
Income tax expense                         992,495          231,505        1,224,000
                                      ------------     ------------     ------------
Net Income                            $  3,722,090     $    347,257     $  4,069,347
                                      ============     ============     ============

                                                           2002
                                      ----------------------------------------------
                                         BANKING     INSURANCE AGENCY
                                       ACTIVITIES       ACTIVITIES         TOTAL
Net interest income (expense)         $ 10,416,225     $    (20,532)    $ 10,395,693
Provision for credit losses                420,000                -          420,000
                                      ------------     ------------     ------------
Net interest income (expense) after
      provision for credit losses        9,996,225          (20,532)       9,975,693

Non-interest income                      2,554,050                -        2,554,050
Insurance commissions and fees                   -        2,947,381        2,947,381
Net loss on sales of assets                (27,690)               -          (27,690)
Non-interest expense                     8,513,837        2,136,292       10,650,129
                                      ------------     ------------     ------------
Income before income taxes               4,008,748          790,557        4,799,305
Income tax expense                         878,815          314,443        1,193,258
                                      ------------     ------------     ------------
Net Income                            $  3,129,933     $    476,114     $  3,606,047
                                      ============     ============     ============

                                                           2001
                                      ----------------------------------------------
                                         BANKING     INSURANCE AGENCY
                                       ACTIVITIES       ACTIVITIES         TOTAL
Net interest income (expense)         $  9,138,090     $    (28,069)    $  9,110,021
Provision for credit losses                420,000                -          420,000
                                      ------------     ------------     ------------
Net interest income (expense) after
      provision for credit losses        8,718,090          (28,069)       8,690,021

Non-interest income                      1,948,733                -        1,948,733
Insurance commissions and fees                   -        2,412,900        2,412,900
Net loss on sales of assets                166,279                -          166,279
Non-interest expense                     7,671,705        1,858,901        9,530,606
                                      ------------     ------------     ------------
Income before income taxes               3,161,397          525,930        3,687,327
Income tax expense                         897,400          210,600        1,108,000
                                      ------------     ------------     ------------
Net Income                            $  2,263,997     $    315,330     $  2,579,327
                                      ============     ============     ============

                              DECEMBER 31.   DECEMBER 31.
IDENTIFIABLE ASSETS, NET          2003           2002
                              ------------   ------------
Banking activities            $329,622,614   $284,120,833
Insurance agency activities      5,054,322      4,590,027
                              ------------   ------------
Consolidated Total Assets     $334,676,936   $288,710,860
                              ============   ============

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     Cash and Cash Equivalents - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Securities - For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Loans Receivable - The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, net of the appropriate portion of the allowance for loan losses. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

     Deposits - The fair value of demand deposits, NOW accounts and regular savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

     Federal Funds Purchased - The carrying amount of federal funds purchased approximates their fair values due to their short-term nature.

     Other Borrowed Funds - The fair value of the short-term portion of other borrowed funds approximates its carrying value. The fair value of the long-term portion of other borrowed funds is estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Commitments to extend credit and standby letters of credit - As described in Note 15, the Company was a party to financial instruments with off-balance sheet risk at December 31, 2003 and 2002. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 2003 and 2002 approximates the recorded amounts of the related fees, which are not considered material.

     At December 31, 2003 and 2002, the estimated fair values of the Company's financial instruments were as follows:

                                             2003                          2002
                                  ---------------------------   ---------------------------
                                    CARRYING         FAIR         CARRYING         FAIR
                                     AMOUNT         VALUE          AMOUNT         VALUE
Financial assets:
      Cash and cash
           equivalents            $  8,508,705   $  8,508,705   $ 19,758,727   $ 19,758,727
      Interest bearing deposits
           at other banks         $     98,333   $     98,333   $    877,230   $    877,230
                                  ============   ============   ============   ============
      Securities                  $120,556,200   $120,556,200   $106,671,914   $106,671,914
                                  ============   ============   ============   ============
      Loans, net                  $185,528,148   $193,248,181   $148,997,646   $162,071,427
                                  ============   ============   ============   ============
Financial liabilities:
      deposits                    $266,324,970   $268,138,508   $239,506,835   $240,759,785
                                  ============   ============   ============   ============
Other borrowed funds              $ 25,387,573   $ 25,266,596   $  8,110,964   $  8,407,200
                                  ============   ============   ============   ============

19.  REGULATORY MATTERS

     The Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Bank met all capital adequacy requirements to which it is subject.

     The most recent notification from its regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios were as follows:

                                                        2003
                            ---------------------------------------------------------------
                                                                         MINIMUM TO BE WELL
                                                                         CAPITALIZED UNDER
                                                  MINIMUM FOR CAPITAL    PROMPT CORRECTIVE
                                   ACTUAL          ADEQUACY PURPOSES     ACTION PROVISIONS
                               AMOUNT     RATIO      AMOUNT     RATIO     AMOUNT      RATIO
                            -------------------    ------------------   -------------------
Total Capital (to Risk
      Weighted Assets)      $29,811,000    13.9%   $17,182,000   8.0%   $21,477,000    10.0%
                            ===========    ====    ===========   ===    ===========    ====
Tier I Capital (to Risk
      Weighted Assets)      $27,283,000    12.7%   $ 8,591,000   4.0%   $12,886,000     6.0%
                            ===========    ====    ===========   ===    ===========    ====
Tier I Capital
      (to Average Assets)   $27,283,000     8.3%   $13,220,000   4.0%   $16,526,000     5.0%
                            ===========    ====    ===========   ===    ===========    ====

                                                        2002
                            ---------------------------------------------------------------
                                                                         MINIMUM TO BE WELL
                                                                         CAPITALIZED UNDER
                                                  MINIMUM FOR CAPITAL    PROMPT CORRECTIVE
                                   ACTUAL          ADEQUACY PURPOSES     ACTION PROVISIONS
                               AMOUNT     RATIO      AMOUNT     RATIO     AMOUNT      RATIO
                            -------------------    ------------------   -------------------
Total Capital (to Risk
      Weighted Assets)      $27,554,000    16.2%   $13,635,000    8.0%  $17,044,000    10.0%
                            ===========    ====    ===========    ===   ===========    ====
Tier I Capital (to Risk
      Weighted Assets)      $25,434,000    14.9%   $ 6,818,000    4.0%  $10,226,000     6.0%
                            ===========    ====    ===========    ===   ===========    ====
Tier I Capital
      (to Average Assets)   $25,434,000     9.3%   $10,901,000    4.0%  $13,626,000     5.0%
                            ===========    ====    ===========    ===   ===========    ====

20.  PARENT COMPANY ONLY FINANCIAL INFORMATION

     Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:

     CONDENSED BALANCE SHEETS

                                                   DECEMBER 31,
                                            ----------------------------
                                                2003            2002
                                            ------------    ------------
ASSETS

Cash                                        $    124,682    $     48,171
Investment in subsidiary                      33,198,796      30,813,830
                                            ------------    ------------
               Total assets                 $ 33,323,478    $ 30,862,001
                                            ============    ============
STOCKHOLDERS' EQUITY

Stockholders' Equity:
     Common stock                           $  1,229,303    $  1,167,081
     Capital surplus                          19,346,093      16,578,868
     Retained earnings                        11,137,984      11,179,871
     Accumulated other comprehensive
          income, net of tax                   1,917,894       1,942,295
     Treasury Stock                             (307,796)         (6,114)
                                            ------------    ------------
               Total stockholders' equity   $ 33,323,478    $ 30,862,001
                                            ============    ============

      CONDENSED STATEMENTS OF INCOME

                                                                DECEMBER 31,
                                                 -----------------------------------------
                                                     2003           2002           2001
                                                 -----------    -----------    -----------
Dividends from subsidiary                        $ 1,534,447    $ 1,304,585    $ 1,068,834
Other revenue                                        363,365        163,213        185,000
Expenses                                            (286,854)      (151,821)      (189,426)
                                                 -----------    -----------    -----------
Income before equity in undistributed
     earnings of subsidiary                        1,610,958      1,315,977      1,064,408
Equity in undistributed earnings of subsidiary     2,458,389      2,290,070      1,514,919
                                                 -----------    -----------    -----------
Net income                                       $ 4,069,347    $ 3,606,047    $ 2,579,327
                                                 ===========    ===========    ===========

     CONDENSED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED
                                                           2003           2002           2001
                                                        -----------    -----------    -----------
Operating Activities:
      Net income                                        $ 4,069,347    $ 3,606,047    $ 2,579,327
      Adjustments to reconcile net income to
           net cash provided by operating activities:
           Undistributed earnings of subsidiary          (2,458,389)    (2,290,070)    (1,514,919)
                                                        -----------    -----------    -----------
           Net cash provided by operating activities      1,610,958      1,315,977      1,064,408
Financing Activities - Cash dividends paid               (1,534,447)    (1,304,585)    (1,068,834)
                                                        -----------    -----------    -----------
Net decrease (increase) in cash                              76,511         11,392         (4,426)
Cash, beginning                                              48,171         36,779         41,205
                                                        -----------    -----------    -----------
Cash, ending                                            $   124,682    $    48,171    $    36,779
                                                        ===========    ===========    ===========

21.  SUBSEQUENT EVENTS

     Subsequent to the Balance Sheet date of December 31, 2003, M&W Agency, Inc, completed its acquisition of the assets, and business of the Easy PA Agency, Inc. and Ellwood Agency, Inc., retail property and casualty insurance companies located in Hamburg, New York. The combined purchase prices of $840,000 included $116,250 in cash and the Company issued 31,942 shares of common stock valued at $723,750. The assets purchased included certain fixed assets and intangible assets. The pro forma impact of this acquisition is not material to the net sales, net income or basic earnings per share assuming the acquisition had taken place at January 1, 2003.

22.  QUARTERLY FINANCIAL DATA - UNAUDITED

(IN THOUSANDS, EXCEPT PER SHARE DATA)   4TH QUARTER   3RD QUARTER   2ND QUARTER   1ST QUARTER
2003

      Interest income                     $3,986         $3,645        $3,878       $3,821
      Interest expense                     1,023          1,126         1,200        1,135
                                          ------         ------        ------       ------
      Net interest income                  2,963          2,519         2,678        2,686
      Net income                             974          1,009         1,012        1,074
      Earnings per share basic *            0.40           0.41          0.41         0.44
      Earnings per share diluted *          0.40           0.41          0.41         0.44

2002
      Interest income                     $3,571         $3,794        $3,903       $3,944
      Interest expense                     1,046          1,168         1,275        1,327
                                          ------         ------        ------       ------
      Net interest income                  2,525          2,626         2,628        2,617
      Net income                             865            935           927          879
      Earnings per share basic*             0.35           0.39          0.38         0.36
      Earnings per share diluted*           0.35           0.39          0.38         0.36

* All share and per share information is stated after giving effect to the 5 percent stock dividend paid in January 2003 and the 5 percent stock dividend paid in December 2003.

                                      *****

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures as of December 31, 2003 (the end of the period covered by this Report) have been designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item (Items 401, 405 and 406 of Regulation S-K) relating to our directors and director nominees, executive officers, the Audit Committee (including our "audit committee financial experts"), the Company's code of ethics and compliance with Section 16(a) of the Exchange Act is in our Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item (Item 402 of Regulation S-K) relating to executive and director compensation is in our Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (Items 201(d) and 403 of Regulation S-K) relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is in our Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item (Item 404 of Regulation S-K) is included under the caption "Certain Relationships and Related Transactions" in our Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption "Independent Auditors" in our Proxy Statement related to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report on Form 10-K:

1. Financial Statements: See "Index to Consolidated Financial Statements" under Part II, Item 8 of this Report on Form 10-K.

2. All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto included in this Report on Form 10-K.

3.   Exhibits

Exhibit No     Exhibit Description

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3a of the Company's Registration Statement on Form S-4 (Registration No. 33-25321) as filed on No. November 7, 1988).

3.1.1 Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company's Form 10-Q for the fiscal quarter ended March 31, 1997 as filed on May 14, 1997).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3b of the Company's Registration Statement on Form S-4 (Registration No. 33-25321) as filed on November 7, 1998).

3.2.1          Amended Bylaws, amended Section 204 (incorporated by reference to
               Exhibit 3.3 of the Company's Form 10-Q for the fiscal quarter ended June 30, 1996 as filed on August 5, 1996).

3.2.2          Amended Bylaws, amended Section 203 (incorporated by reference to
               Exhibit 3.5 of the Company's Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

4.1 Evans Bancorp Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-8 (Registration No. 333-106655 as filed on June 30,
               2003).

4.2 Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (Filed herewith).

4.3 Evans Bancorp, Inc. Dividend Reinvestment Plan, as amended (incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-34347 as filed on August 27, 1997 and incorporated by reference).

4.4            Specimen Common Stock Certificate (incorporated by reference to
               Exhibit 4.1 of the Company's Form 10-Q for the fiscal quarter ended March 31, 1997 as filed on May 14, 1997.)

10.1*          Employment Agreement between Evans National Bank and Richard M.
               Craig (incorporated by reference to Exhibit 10.1 of the Company's Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

10.2* Employment Agreement between Evans National Bank and James Tilley (incorporated by reference to Exhibit 10.2 of the Company's Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

10.3*          Employment Agreement between Evans National Bank and William R.
               Glass (incorporated by reference to Exhibit 10.3 of the Company's Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

10.4* Specimen 1984 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5 of the Company's Form 10 (Registration No. 0-18539) as filed on April 30, 1990).

Exhibit No     Exhibit Description

10.5* Specimen 1989 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.6 of the Company's Form 10 (Registration No. 0-18539) as filed on April 30, 1990).

10.6* Summary of Provisions of Director Deferred Compensation Agreements (incorporated by reference to Exhibit 10.7 of the Company's Form 10 (Registration No. 0-18539) as filed on April 30, 1990).

10.7* Employment Agreement between Evans National Bank and Robert Miller (incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the fiscal year ended December 31, 2000 as filed on March 29, 2001).

10.8 Investment Service Agreement between O'Keefe Shaw & Co., Inc. and ENB Associates Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended March 31, 2000 as filed on May 8, 2000).

10.9* Employment Agreement between Evans National Bank and Mark DeBacker (incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q for the fiscal quarter ended June 30, 2001 as filed on August 1, 2001).

10.10* Evans National Bank Executive Life Insurance Plan (filed herewith).

10.11* Evans National Bank Supplemental Executive Retirement Plan (filed herewith).

10.12* Evans National Bank Deferred Compensation Plan for Officers and Directors (filed herewith).

21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit on the Company's 10-K for the fiscal year ended on December 31, 1997 as filed on March 30, 1998).

23.1           Independent Auditors' Consent from KPMG LLP (filed herewith).

23.2 Independent Auditors' Consent from Deloitte & Touche LLP (filed herewith).

31.1 Certification of James Tilley pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification of Mark DeBacker pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of James Tilley pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of The Sarbanes -Oxley Act of 2002 (filed herewith).

32.2 Certification of Mark DeBacker pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of The Sarbanes -Oxley Act of 2002 (filed herewith).

* Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on October 22, 2003 for purposes of reporting under Item 5 the Company's stock repurchase plan and under Item 12 the Company's third quarter earnings for the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(2d) of the Securities Exchange Act of 1934, EVANS BANCORP, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized:

                                          EVANS BANCORP, INC.

                                          By:/s/ James Tilley
                                             ----------------------------------
                                             James Tilley, President and CEO
                                             Date: March 18, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                Title                 Date

/s/ James Tilley               President and CEO/Director  March 18, 2004
----------------------------
James Tilley

/s/ Mark DeBacker                      Treasurer           March 18, 2004
----------------------------
Mark DeBacker

/s/ Phillip Brothman             Chairman of the Board/    March 18, 2004
----------------------------
Phillip Brothman                        Director

/s/ Thomas H. Waring Jr.             Vice Chairman         March 18, 2004
----------------------------
Thomas H. Waring, Jr.            of the Board/Director

/s/ James E. Biddle, Jr.           Secretary/Director      March 18, 2004
----------------------------
James E. Biddle, Jr

/s/LaVerne G. Hall                      Director           March 18, 2004
----------------------------
LaVerne G. Hall

/s/ David M. Taylor                     Director           March 18, 2004
----------------------------
David M. Taylor

/s/ Robert W. Allen                     Director           March 18, 2004
----------------------------
Robert W. Allen

/s/ William F. Barrett                  Director           March 18, 2004
----------------------------
William F. Barrett

/s/ Robert G. Miller, Jr.               Director           March 18, 2004
----------------------------
Robert G. Miller, Jr.

/s/ John R. O'Brien                     Director           March 18, 2004
----------------------------
John R. O'Brien

/s/ Nancy W. Ware                       Director           March 18, 2004
----------------------------
Nancy W. Ware