Form 10-Q
period 2004-03-31
EVANS BANCORP INC
filed 2004-04-27
CIK 842518

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ______________.

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

                                (716) 549-1000
                       ----------------------------------
                        (Registrant's telephone number)

                                Not applicable
                       -----------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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

Common Stock, $.50 Par Value--2,477,599 shares as of April 23, 2004

                       EVANS BANCORP, INC. AND SUBSIDIARY

                                                                                                                    PAGE
PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Consolidated Balance Sheets-March 31, 2004 (Unaudited) and
                     December 31, 2003                                                                                1

                     Consolidated Statements of Income (Unaudited)-Three months
                     ended March 31, 2004 and 2003                                                                    2

                     Consolidated Statements of Stockholders' Equity (Unaudited)-Three months
                     ended March 31, 2004 and 2003                                                                    3

                     Consolidated Statements of Cash Flows (Unaudited)-Three months
                     ended March 31, 2004 and 2003                                                                    4

                     Notes to Consolidated Financial Statements (Unaudited)                                           6

Item 2.  Management's Discussion and Analysis of Financial

                     Condition and Results of Operations                                                              11

Item 3.  Quantitative and Qualitative Disclosures About Market Risks                                                  19

Item 4.  Controls and Procedures                                                                                      20

PART II.  OTHER INFORMATION                                                                                           20

Item 1.  Legal Proceedings

Item 2.  Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                                                            21

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

               EVANS BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS
              March 31, 2004 and December 31, 2003

                                                                                  March 31,       December 31,
                                                                                    2004              2003
                                                                                  ---------       ------------
                                                                                 (Unaudited)
                                                                                 (In thousands except share and
                                                                                       per share amounts)
ASSETS

   Cash and due from banks                                                        $  11,027         $   8,509
   Federal funds sold                                                                22,525                 -
                                                                                  ---------         ---------
     Total cash and cash equivalents                                                 33,552             8,509
   Interest bearing deposits at other banks                                           1,083                98
   Securities:
     Available-for-sale, at fair value                                              150,742           116,807
     Held-to-maturity, at amortized cost                                              3,681             3,749
   Loans, net                                                                       189,441           185,528
   Properties and equipment, net                                                      6,215             5,982
   Goodwill                                                                           2,945             2,945
   Intangible assets                                                                  1,913             1,177
   Bank-owned life insurance                                                          7,424             7,323
   Other assets                                                                       3,342             2,559
                                                                                  ---------         ---------

   TOTAL ASSETS                                                                   $ 400,338         $ 334,677
                                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
   Deposits:
     Demand                                                                       $  51,105         $  51,885
     NOW and money market                                                            11,363            11,464
     Regular savings                                                                168,113           105,599
     Time deposits                                                                  101,707            97,377
                                                                                  ---------         ---------

       Total deposits                                                               332,288           266,325

   Other borrowed funds                                                              21,476            25,388
   Securities sold under agreements to repurchase                                     6,947             5,460
   Dividend payable                                                                     817                 -
   Other liabilities                                                                  4,549             4,180
                                                                                  ---------         ---------

   Total liabilities                                                                366,077           301,353
                                                                                  ---------         ---------

CONTINGENT LIABILITIES AND COMMITMENTS (Note 9)

STOCKHOLDERS' EQUITY
   Common stock, $.50 par value; 10,000,000 shares authorized;
        2,491,188 and 2,459,246 shares issued, respectively, and
        2,470,827 and 2,444,285 shares outstanding, respectively                      1,246             1,230
   Capital surplus                                                                   20,104            19,359
   Retained earnings                                                                 11,496            11,145
   Accumulated other comprehensive income, net of tax                                 1,878             1,918
   Less: Treasury stock, at cost (20,361  and 14,961 shares, respectively)             (463)             (328)
                                                                                  ---------         ---------
          Total stockholders' equity                                                 34,261            33,324
                                                                                  ---------         ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 400,338         $ 334,677
                                                                                  =========         =========

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
         For the Three Months (Unaudited) ended March 31, 2004 and 2003

                                                                                Three Months Ended
                                                                                      March 31,
                                                                             2004                  2003
                                                                          ----------            ----------
                                                                           (In thousands except share and
                                                                                 per share amounts)
INTEREST INCOME
      Loans                                                               $    2,771            $    2,640
      Federal funds sold & interest on deposits in other banks                    20                    48
      Securities:
        Taxable                                                                  678                   572
        Non-taxable                                                              554                   561
                                                                          ----------            ----------

      Total interest income                                                    4,023                 3,821
INTEREST EXPENSE
      Interest on deposits                                                       846                 1,013
      Interest on borrowings                                                     180                   122
                                                                          ----------            ----------
      Total interest expense                                                   1,026                 1,135

NET INTEREST INCOME                                                            2,997                 2,686

PROVISION FOR LOAN LOSSES                                                        136                   120
                                                                          ----------            ----------
NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                                                2,861                 2,566

NON-INTEREST INCOME:
      Service charges                                                            430                   450
      Insurance service and fees                                               1,354                 1,041
      Commission fees                                                             35                    40
      Net gain on sales of securities                                            143                   249
      Premiums on loans sold                                                       5                    20
      Other                                                                      363                   338
                                                                          ----------            ----------
      Total non-interest income                                                2,330                 2,138

NON-INTEREST EXPENSE:
      Salaries and employee benefits                                           1,979                 1,686
      Occupancy                                                                  410                   404
      Supplies                                                                    87                    84
      Repairs and maintenance                                                    102                   119
      Advertising and public relations                                            84                    76
      Professional services                                                      176                   267
      FDIC assessments                                                            11                     9
      Other insurance                                                             86                    68
      Other                                                                      700                   597
                                                                          ----------            ----------
      Total non-interest expense                                               3,635                 3,310
                                                                          ----------            ----------

               Income before income taxes                                      1,556                 1,394

INCOME TAXES                                                                     388                   320
                                                                          ----------            ----------
NET INCOME                                                                $    1,168            $    1,074
                                                                          ==========            ==========
Net income per common share-basic*                                        $     0.47            $     0.44
                                                                          ==========            ==========
Net income per common share-diluted*                                      $     0.47            $     0.44
                                                                          ==========            ==========
Weighted average number of common shares*                                  2,475,574             2,450,870
                                                                          ==========            ==========
Weighted average number of diluted shares*                                 2,476,715             2,450,870
                                                                          ==========            ==========
*Adjusted for 5 percent stock dividend paid December 2003

See notes to Consolidated Financial Statements

                       EVANS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                                                                                           ACCUMULATED
                                                                                              OTHER
                                               COMMON        CAPITAL        RETAINED      COMPREHENSIVE    TREASURY
                                               STOCK         SURPLUS        EARNINGS          INCOME         STOCK       TOTAL
                                                               (In thousands except share and per share amounts)
Balance, January 1, 2003                       $1,167         16,579         11,180            1,942          (6)        30,862

Comprehensive income:
  Net income                                                                  1,074                                       1,074

  Unrealized loss on available
    for sale securities, net of
    reclassification adjustment $107                                                            (167)                      (167)
                                                                                                                         ------

      Total comprehensive income                                                                                            907
                                                                                                                         ------

Cash dividends ($.30 per common share)                                         (747)                                       (747)
Fractional shares paid in cash on stock
 dividend                                                                       (12)                                        (12)
                                               ------         ------         ------            -----          ---        ------
Balance, March 31, 2003                        $1,167         16,579         11,495            1,775           (6)       31,010
                                               ======         ======         ======            =====          ===        ======

                        THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                                                                                           ACCUMULATED
                                                                                              OTHER
                                               COMMON        CAPITAL        RETAINED      COMPREHENSIVE    TREASURY
                                               STOCK         SURPLUS        EARNINGS          INCOME         STOCK       TOTAL
                                                               (In thousands except share and per share amounts)
Balance, January 1, 2004                       $1,230         19,359         11,145            1,918         (328)       33,324

Comprehensive income:
  Net income                                                                  1,168                                       1,168

  Unrealized loss on available
    for sale securities, net of
    reclassification adjustment $86                                                              (40)                       (40)
                                                                                                                         ------

      Total comprehensive income                                                                                          1,128
                                                                                                                         ------

Cash dividends ($.33 per common share)                                         (817)                                       (817)

Stock options expense                                             37                                                         37

Issued 31,942 shares for purchase of               16            708                                                        724
   insurance agencies

Purchased 5,400 shares for treasury                                                                          (135)         (135)
                                               ------         ------         ------            -----         ----        ------
Balance, March 31, 2004                        $1,246         20,104         11,496            1,878         (463)       34,261
                                               ======         ======         ======            =====         ====        ======

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)


                                                                         Three Months Ended
                                                                              March 31,
                                                                     2004                 2003
                                                                   --------             --------
                                                                           (In thousands)
OPERATING ACTIVITIES
      Interest received                                            $  3,844             $  3,598
      Fees and commissions received                                   2,111                1,832
      Interest paid                                                  (1,067)              (1,198)
      Cash paid to suppliers and employees                           (3,299)              (3,540)
      Income taxes paid                                                (319)                 (18)
                                                                   --------             --------

              Net cash provided by operating activities               1,270                  674

INVESTING ACTIVITIES
      Available for sale securities
         Purchases                                                  (52,921)             (54,048)
         Proceeds from sales                                          8,878                8,680
         Proceeds from maturities                                     9,938               11,696
      Held to maturity securities
         Purchases                                                   (1,091)                (151)
         Proceeds from maturities                                       180                  466
      Cash paid for bank owned life insurance                             -               (6,200)
      Additions to properties and equipment                            (408)                 (66)
      Increase in loans, net of repayments                           (4,943)             (11,869)
      Proceeds from sales of loans                                      881                2,871
      Proceeds from sales of other real estate owned                     (6)                   -
      Acquisition of insurance agencies                                (138)                (180)
                                                                   --------             --------

              Net cash used in investing activities                 (39,630)             (48,801)

FINANCING ACTIVITIES
      Increase in deposits                                           65,963               36,523
      (Repayments) proceeds  of borrowings                           (2,426)               5,267
      Purchase of treasury stock                                       (134)                   -
      Dividends paid, net                                                 -                  (12)
                                                                   --------             --------

              Net cash provided by financing activities              63,403               41,778
                                                                   --------             --------

Net increase (decrease) in cash and cash
      equivalents                                                    25,043               (6,349)

Cash and cash equivalents, beginning of period                        8,509               19,758
                                                                   --------             --------
Cash and cash equivalents, end of period                           $ 33,552             $ 13,409
                                                                   ========             ========

See notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                              2004               2003
                                                            -------             -------
                                                                   (In thousands)
RECONCILIATION OF NET INCOME TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
      Net income                                            $ 1,168             $ 1,074

      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                           440                 265
        Provision for loan losses                               136                 120
        Gain on sale of assets                                 (137)               (249)
        Premiums on loans sold                                   (5)                (20)
        Stock options expensed                                   37                   -
        Increase in accrued interest payable                    (41)                (63)
        Increase in accrued interest receivable                (358)               (462)
        Increase in other liabilities                           263                 170
        Decrease in other assets                               (233)               (161)
                                                            -------             -------

      Total adjustments                                         102                (400)
                                                            -------             -------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                        $ 1,270             $   674
                                                            =======             =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

      Acquisition of insurance agencies                     $   724             $   202


See notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (Unaudited)

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

         The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in our Report on Form 10-K for the year ended December 31, 2003.

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

         The analysis of the allowance for loan losses is composed of three components: specific credit allocation, general portfolio allocation and subjectively by determined allocation. The specific credit allocation includes a detailed review of the credit in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 114 and No. 118, and allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan.

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

         The following table sets forth information regarding the allowance for loan losses for the three month periods ended March 31, 2004 and 2003.

                            ALLOWANCE FOR LOAN LOSSES

                                        Three months ended March 31,
                                          2004                2003
                                        -------             -------
                                               (In thousands)
Beginning balance, January 1            $ 2,539             $ 2,146

Total charge offs                            (1)                  -

Total recoveries                             57                   -
                                        -------             -------

Net recoveries                               56                   -

Provision for loan losses                   136                 120
                                        -------             -------

Ending balance, March 31                $ 2,731             $ 2,266
                                        =======             =======

4.       GOODWILL

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company's acquisition of the M&W Group, Inc. The goodwill is not amortized but the Company periodically assesses whether events or changes in circumstances indicate that the carrying amount of goodwill may be impaired.

5.       REVENUE RECOGNITION

         The Bank's primary sources of revenue are interest income from loans and investments and service charge income from loans and deposits. M&W's revenue is derived mainly from insurance commissions. Revenue is recognized in the period in which it is earned. The revenue is recognized on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

6.       PER SHARE DATA

         The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. Basic earnings per share and diluted earnings per share are the same for the periods ending March 31, 2004 and 2003. The Company's potential dilutive securities included 1,141 dilutive shares for the three months ended March 31, 2004. There were no dilutive shares for the three months ended March 31, 2003. All share and per share amounts have been adjusted to reflect a 5 percent stock dividend paid in December 2003.

7.       TREASURY STOCK

         During the quarter ended March 31, 2004 the Company repurchased 5,400 shares of common stock at an average cost of $24.86 per share.

8.       SEGMENT INFORMATION

         The Company is comprised of two primary business segments, banking and insurance agency activities. The following table sets forth information regarding these segments for the three month periods ended March 31, 2004 and 2003.

                               Three Months Ended
                                 March 31, 2004
                                 (in thousands)

                                                                 INSURANCE
                                          BANKING ACTIVITIES  AGENCY ACTIVITIES        TOTAL
Net interest income (expense)                  $ 3,002           ($     5)            $ 2,997

Provision for loan losses                          136                  0                 136
                                               -------            -------             -------

Net interest income (expense) after

   provision for loan losses                     2,866                 (5)              2,861

Non-interest income                                976                  0                 976

Insurance commissions and fees                       0              1,354               1,354

Non-interest expense                             2,695                940               3,635
                                               -------            -------             -------

Income before income taxes                       1,147                409               1,556

Income taxes                                       224                164                 388
                                               -------            -------             -------

   Net income                                  $   923            $   245             $ 1,168
                                               =======            =======             =======

                               Three Months Ended
                                 March 31, 2003
                                 (in thousands)

                                                                    INSURANCE
                                           BANKING ACTIVITIES    AGENCY ACTIVITIES          TOTAL
Net interest income (expense)                    $ 2,693             ($     7)              $ 2,686

Provision for loan losses                            120                    -                   120
                                                 -------              -------               -------

Net interest income (expense) after

   provision for loan losses                       2,573                   (7)                2,566

Non-interest income                                1,097                    -                 1,097

Insurance commissions and fees                         -                1,041                 1,041

Non-interest expense                               2,576                  734                 3,310
                                                 -------              -------               -------

Income before income taxes                         1,094                  300                 1,394

Income taxes                                         200                  120                   320
                                                 -------              -------               -------

   Net income                                    $   894              $   180               $ 1,074
                                                 =======              =======               =======

9.       CONTINGENT LIABILITIES AND COMMITMENTS

         The consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at March 31, 2004 and 2003 is as follows:

                                       2004             2003
                                           (In thousands)
Commitments to extend credit          $44,199          $39,374

Standby letters of credit               1,724            2,457
                                      -------          -------

Total                                 $45,923          $41,831
                                      =======          =======

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

         The Bank and its subsidiary, M&W Agency, Inc., lease certain offices, land, and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $305,000 in 2004, $268,000 in 2005, $227,000 in 2006,
         $224,000 in 2007, $203,000 in 2008 and $2,676,000 thereafter. The
         Company is subject to possible litigation proceedings in the normal course of business. As of March 31, 2004, the Company had no asserted claims pending against the Company that management considered to be significant.

10.      RECLASSIFICATIONS

         Certain reclassifications have been made to the 2003 financial statements to conform with the presentation used in 2004.

11.      NET PERIODIC BENEFIT COSTS

         The Bank has defined benefit pension plan covering substantially all employees. The plan provides benefits that are based on the employees' compensation and years of service. The Bank uses an actuarial method of amortizing prior service cost and unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortization method the Bank is using recognizes the prior service cost and net gains or losses over the average remaining service period of active employees.

         The Bank also maintains a nonqualified supplemental executive retirement plan covering certain members of senior management. The Bank uses an actuarial method of amortizing unrecognized net gains or losses which result from actual expense and assumptions being different than those that are projected. The amortization method the Bank is using recognizes the net gains or losses over the average remaining service period of active employees.

         The following table represents net periodic benefit costs recognized:

                          THREE MONTHS ENDED MARCH 31
                                 (in thousands)

                                             PENSION BENEFITS     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
                                            2004          2003         2004                    2003
                                            ----          ----         ----                    ----
Service cost                                 54            39            22                     18

Interest cost                                38            40            35                     33

Expected return on plan assets              (42)          (34)            -                      -

Amortization of prior service cost           (4)           (4)           24                     24

Amortization of the net loss                  1             4             3                      2
                                            ---           ---           ---                    ---

Net periodic benefit cost                    47            45            84                     77
                                            ===           ===           ===                    ===

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

ANALYSIS OF FINANCIAL CONDITION

Average Balance Sheet

         The following table presents the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid for the periods indicated. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Yields are presented on a non tax-equivalent basis.

                                                      THREE MONTHS ENDED                           THREE MONTHS ENDED
                                                         MARCH 31, 2004                               MARCH 31, 2003
                                           AVERAGE         INTEREST                     AVERAGE         INTEREST
                                         OUTSTANDING        EARNED/                   OUTSTANDING        EARNED/
                                           BALANCE           PAID           YIELD/      BALANCE           PAID             YIELD/
                                            (000)           (000)            RATE        (000)            (000)             RATE
ASSETS

Interest-earning assets:

  Loans, net                               $185,900        $  2,771           5.96%    $154,194         $  2,640            6.85%

  Taxable investments                        73,584             678           3.68%      65,766              572            3.48%

  Tax-exempt investments                     51,417             554           4.31%      50,739              561            4.42%

  Time deposits-other bank                      185               1           1.69%         877                6            2.60%

  Federal funds sold                          9,597              19           0.82%      14,252               42            1.19%

                                           --------        --------        -------     --------         --------         -------
Total interest-earning assets               320,683           4,023           5.02%     285,828            3,821            5.35%
                                                           ========                                     ========

Noninterest-earning assets

  Cash and due from banks                     9,851                                       9,845

  Premises and equipment, net                 6,140                                       5,414

  Other assets                               14,613                                      11,388
                                           --------                                    --------
Total Assets                               $351,287                                    $312,475
                                           ========                                    ========

LIABILITIES & STOCKHOLDERS'
EQUITY

Interest-bearing liabilities:

  NOW accounts                             $ 11,069               6           0.20%    $  9,904         $      6            0.24%

  Savings deposits                          118,782             228           0.77%     109,659              293            1.07%

  Time deposits                             100,266             612           2.44%      97,896              714            2.92%

  Fed funds purchased                         4,082              11           1.04%           -                -            0.00%

  Securities sold u/a to repurchase           7,789              16           0.86%       5,606               16            1.14%

  FHLB advances                              17,773             148           3.32%       8,095               99            4.89%

  Notes payable                                 787               5           2.62%         669                7            3.95%

                                           --------        --------        -------     --------         --------         --------
Total interest-bearing liabilities          260,548        $  1,026           1.58%     231,829         $  1,135            1.96%
                                                           --------                                     --------
Noninterest-bearing liabilities:

  Demand deposits                            52,083                                      44,764
  Other                                       4,142                                       4,801
                                           --------                                    --------
Total liabilities                          $316,773                                    $281,394

Stockholders' equity                         34,514                                      31,081
                                           --------                                    --------
Total Liabilities and Stockholders'
Equity                                     $351,287                                    $312,475
                                           ========                                    ========

Net interest earnings                                      $  2,997                                     $  2,686
                                                           ========                                     ========

Net yield on interest earning assets                                          3.74%                                         3.76%

Total gross loans have grown to $192.2 million at March 31, 2004, reflecting a 2.2% or $4.1 million increase from December 31, 2003. Total net loans (loans after allowance for loan losses) have grown to $189.4 million at March 31, 2004, reflecting a 2.1% or $3.9 million increase from December 31, 2003. During the quarter, the Bank has continued to shift its loan portfolio composition toward higher-yielding commercial loans, especially those secured by real estate. Commercial loans total $136.7 million at March 31, 2004, reflecting a 2.7% or $3.6 million increase from December 31, 2003. Consumer loans total $55.0 million at March 31, 2004, reflecting a 1.0% or $0.5 million increase from December 31, 2003. Given the current low interest rate environment, the Bank continues to sell certain fixed rate residential loans originated below a designated interest rate level, while maintaining the servicing rights to such loans. During the first quarter 2004, the Bank sold loans to FNMA totaling $0.9 million as compared to $2.9 million during the first quarter 2003. At March 31, 2004, the Bank had a loan servicing portfolio principal balance of $30.9 million upon which it earns a servicing fee. This loan servicing portfolio balance compares to $30.9 million at December 31, 2003.

Loan Portfolio Composition

         The following table presents selected information on the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                 MARCH 31, 2004                            DECEMBER 31, 2003
                                     ($000)             PERCENTAGE             ($000)              PERCENTAGE
COMMERCIAL LOANS

  Real Estate                      $  111,052                 57.9%           $  108,325                57.8%

  Installment                          13,448                  7.0%               14,033                 7.5%

  Lines of credit                      12,083                  6.3%               10,645                 5.7%

  Cash Reserve                             93                  0.1%                   81                 0.0%
                                   ----------           ----------            ----------          ----------

Total Commercial Loans                136,676                 71.3%              133,084                71.0%

CONSUMER LOANS

  Real Estate                          24,120                 12.6%               24,270                12.9%

  Home Equity                          27,973                 14.6%               26,857                14.3%

  Installment                           2,018                  1.1%                2,046                 1.1%

  Overdrafts                              531                  0.3%                  811                 0.4%

  Credit Card                             260                  0.1%                  292                 0.2%

  Other                                    70                  0.0%                  170                 0.1%
                                   ----------           ----------            ----------          ----------

Total Consumer Loans                   54,972                 28.7%               54,446                29.0%
                                   ----------           ----------            ----------          ----------

Total Loans                           191,648                100.0%              187,530               100.0%
                                   ----------           ----------            ----------          ----------

Net Deferred Costs &
Unearned Discounts                        524                                        537
Allowance for Loan Losses              (2,731)                                    (2,539)
                                   ----------                                 ----------

Loans, net                         $  189,441                                 $  185,528
                                   ==========                                 ==========

         Loan quality has remained stable with $1 thousand in charge offs and $57 thousand in loan loss recoveries, incurred during he three months ended March 31 2004. Non-performing loans, defined as accruing loans greater than 90 days past due and non-accrual loans, totaled 0.11% of total loans outstanding at March 31, 2004 as compared to 0.49% at December 31, 2003. The decrease in non-performing loans was due to one large commercial loan with a principal balance at December 31, 2003 of $493 thousand being paid off in January 2004. No loans were considered impaired at March 31, 2004. The allowance for loan losses totaled $2.7 million or 1.42% of gross loans outstanding at March 31, 2004 as compared to $2.5 million or 1.35% of gross loans outstanding at December 31, 2003.

         The adequacy of the Company's allowance for loan losses is reviewed quarterly with consideration given to loan concentrations, charge-off history, delinquent loan percentages, and general economic conditions. Management believes the allowance for loan losses is adequate to absorb credit losses from existing loans.

The following table sets forth information regarding non-performing loans.

                                                       March 31, 2004     December 31, 2003
                                                       ---------------    -----------------
                                                           ($000)             ($000)
Non-accruing loans:
      One-to-four family                                   $    -              $    -

      Home Equity                                               -                   -

      Commercial real estate and multifamily                  175                 256

      Consumer                                                  -                   -

      Commercial Business                                       -                  40

                                                           ------              ------
      Total                                                $  175              $  296
                                                           ------              ------

Accruing loans 90+ days past due                               30                 627

                                                           ------              ------

Total non-performing loans                                 $  205              $  923

                                                           ======              ======
Total non-performing loans as a percentage
of total assets                                              0.05%               0.27%

                                                           ======              ======
Total non-performing loans as a percentage
of total loans                                               0.11%               0.49%
                                                           ======              ======

The following table sets forth information regarding the allowance for loan losses for the three month periods ended March 31, 2004 and 2003.

                                  Three Months Ended March 31,
                                     2004             2003
                                     ----             ----
                                    ($000)           ($000)
Beginning balance                  $ 2,539           $ 2,146

Total charge offs                       (1)                -

Total recoveries                        57                 -
                                   -------           -------

Net recoveries                          56                 -

Provision for loan losses              136               120
                                   -------           -------

Ending balance                     $ 2,731           $ 2,266
                                   =======           =======

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                   Balance at         Balance at
                                   3/31/2004         12/31/2003
                                Attributable to :  Attributable to :
                                -----------------  -----------------
                                     ($000)            ($000)
Real Estate Loans                    $1,614             $1,619

Commercial Loans and Leases             370                384

Consumer Loans                          143                147

All other loans                           8                  -

Unallocated                             596                389
                                     ------             ------

         Total                       $2,731             $2,539
                                     ======             ======

Investing Activities

         The Company's securities portfolio increased by 28.1% to approximately $154.4 million at March 31, 2004 as compared to approximately $120.6 million at December 31, 2003. The growth in the securities portfolio of 28.1% for the three months ended March 31, 2004 was due in part to the Company's utilization of an advance from the Federal Home Loan Bank of New York to fund an investment leverage strategy. Additionally, the success of attracting municipal deposits, with Muni-Vest, has increased the excess funds available for investment not used for lending. Muni-Vest is a product which pays higher money-market equivalent rates of return to municipalities and school districts in markets where the Bank operates. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts. The Company monitors extension and prepayment risk in the portfolio to limit potential exposures. Management believes the average expected life of assets within the portfolio is 3.8 years as of March 31, 2004, as compared to 3.9 years at December 31, 2003. Available-for-sale securities with a total fair value of $144.5 million at March 31, 2004 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Funding Activities

         Total deposits during the quarter increased 24.8% to $332.3 million at March 31, 2004 from $266.3 million at December 31, 2003. Demand deposits decreased 1.5% to $51.1 million at March 31, 2004. Regular savings deposits increased to $168.1 million at March 31, 2004, reflecting a 59.2% or $62.5 million increase for the quarter, primarily due to the Bank's success in attracting these municipal deposits with Muni-Vest. Typically, in the first quarter of each year, the Bank experiences an influx of tax deposits from municipalities which can be expected to decrease as they pay expenses as the year progresses. As these deposits are drawn down throughout the year, the Bank expects to supplement and offset the roll-off of those deposits with growth of other core deposits. Core deposits (all deposits excluding time deposits greater than $100,000) increased to $293.4 million, reflecting a 27.2% or $62.7 million increase for the quarter. Demand deposits decreased 1.5%, regular savings increased 59.2%, time deposits $100 thousand and over increased 9.2%, other time accounts increased 1.7%, and securities sold under agreement to repurchase increased 27.2% from December 31, 2003 all of which vary day to day within a range based on customer transaction volume and represent normal deposit activity.

ANALYSIS OF RESULTS OF OPERATIONS

Net Income

         Net income was $1.2 million or $0.47 per share for the quarter ended March 31, 2004 as compared to $1.1 million or $0.44 per share for the quarter ended March 31, 2003. Net income represented a return on average assets of 1.33% for the quarter ended March 31, 2004, compared to 1.37% for the same period in 2003. The return on average equity for the first quarter of 2004 was 13.54%, compared to 13.82% for the first quarter of 2003.

Other Operating Results

         Net interest income increased $0.3 million, or 11.6%, for the quarter ended March 31, 2004, compared to the same time period in 2003. Total interest income in the first quarter 2004 increased 5.3% and interest paid on deposits and borrowings decreased 9.6% from the first quarter of 2003. Interest income increased due to the $34.9 million, or 12.2% increase in average interest-earning assets to $320.7 million for the first quarter of 2004 from $285.8 million for the first quarter of 2003. The interest expense decrease reflects the effect of interest rate reductions made by the Company since March 31, 2003 in spite of the offsetting $28.7 million, or 12.4% increase in average interest-bearing liabilities to $260.5 million for the first quarter of 2004 from $231.8 million for the first quarter of 2003. The cost of interest-bearing liabilities decreased to 1.58% for the quarter ended March 31, 2004 from 1.96% for the quarter ended March 31, 2003. The Company's net interest margin on earning assets, for the three month period ended March 31, 2004 was 3.74%, as compared to 3.76% for the same time period in 2003. The Company anticipates continuing pressures on its net interest margin will remain challenged in the near term future as a result of the current low interest rate environment.

         The provision for loan losses increased to $136 thousand for the first quarter of 2004 from $120 thousand for the same time period in 2003. The higher first quarter provision in 2004 was a result of continued commercial loan growth. Commercial real estate loans tend to have a higher credit risk than consumer loans.

         Non-interest income increased 9.0% to $2.3 million for the first quarter 2004 as compared to $2.1 million for the first quarter 2003. M&W Agency insurance commissions represented the largest increase in the first quarter, a 30.1% or $0.3 million increase over the first quarter 2003, partially due to the M&W acquisition of Tarbox Inc. located in Gowanda, New York, in the third quarter of 2003, and the purchases in the first quarter 2004 of the Easy PA Agency, Inc. and Ellwood Agency, Inc. insurance agencies, located in Hamburg, New York, on January 2, 2004. Net gains on sales of securities decreased $0.1 million, or 42.6% for the first quarter 2004 as compared to the first quarter 2003.

         Non-interest expense was $3.6 million for the first quarter 2004, an increase of $0.3 million, or 9.8%, over the first quarter 2003. The primary component of the increase of $0.3 million for the quarter was increased salary and employee benefit expense related to Company growth and merit pay increases paid in early 2004. Professional services expense for the quarter was $176 thousand, compared to $267 thousand for the first quarter of 2003. The larger professional services expense in 2003 was primarily related to a project to increase the Bank's fee income. Other miscellaneous expense increased by $103 thousand compared with the first quarter 2003, due to a number of items including increased operating costs for the M&W Agency insurance operations reflecting the two January agency acquisitions, as well as other transaction-based expenses related to the increased size and volume in the Bank's business.

         Income tax expense totaled $388,000 and $320,000 for the three month periods ended March 31, 2004 and 2003, respectively. The effective combined tax rate for the first quarter of 2004 was 24.9% compared to 23.0% for the first quarter of 2003. The increase in the effective tax rate is primarily attributable to the increase in taxable investment income as a percentage of total income.

CAPITAL

         The Bank has consistently maintained regulatory capital ratios at, or above, standards developed by regulatory agencies to be considered "well capitalized". Total stockholders' equity was $34.3 million at March 31, 2004, up from $33.3 million at December 31, 2003. This increase is primarily attributable to the issuance of common stock with the total value of $723,750 related to the purchase of Easy PA Agency and Ellwood Agency on January 2, 2004. Equity as a percentage of assets was 8.6% at March 31, 2004, compared to 10.0% at December 31, 2003. Book value per common share rose to $13.87 at March 31, 2004, up from $13.63 at December 31, 2003.

CAPITAL EXPENDITURES

         The Bank has approved the construction and furnishing of a new branch office in 2004. The cost to the Bank is expected to be approximately $0.6 million. The Bank has also signed a letter of intent to purchase a building in Hamburg, New York, which will function as its administrative building, with occupancy expected in 2004. The cost to the Bank is expected to be approximately $1.0 million. The Bank intends to spend approximately an additional $0.5 million to $0.8 million to ready the building for use and occupancy. Other planned expenditures include replacing a number of personal computers, replacing/adding automated teller machines (ATMs) and miscellaneous other equipment. The Bank believes it has a sufficient capital base to support these capital expenditures with current assets and retained earnings.

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

         The cash flows from the investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At March 31, 2004, approximately 2.1% of the Bank's securities had maturity dates of one year or less and approximately 16.3% had maturity dates of five years or less. Available assets of $177.8 million, less public and purchased funds of $166.1 million, resulted in a long-term liquidity ratio of 107% at March 31, 2004, versus 123% at December 31, 2003. The decrease is due to the large increase in municipal deposits over the three month period ended March 31, 2004.

         Liquidity needs can also be met by more aggressively pursuing municipal deposits, which are normally awarded on the basis of competitive bidding. The Bank maintains a sufficient level of US government and government agency securities and New York State municipal bonds that can be pledged as collateral for these deposits.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Additional information called for by this item is contained in the Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

         The Bank's Asset Liability Committee, which includes members of senior management, monitors the Bank's interest rate sensitivity with the aid of a computer model that considers the impact of ongoing lending and deposit gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on - or off-balance sheet financial instruments. Possible actions include, but are not limited to changes in the pricing of loan and deposit products, and modifying the composition of interest-earning assets and interest-bearing liabilities, and other financial instruments used for interest rate risk management purposes.

         The following table demonstrates the possible impact of changes in interest rates on the Bank's net interest income:

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

                                      Calculated increase (decrease)
                                 in projected annual net interest income
                                    ($000)                      ($000)
Changes in interest rates      March 31, 2004             December 31, 2003
                               --------------             -----------------
+200 basis points                   (332)                          515
-200 basis points                 (1,462)                       (1,390)

         Many assumptions were utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Bank assumed immediate changes in rates including 100 and 200 basis point rate changes. In the event that 100 or 200 basis point rate changes cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Bank's projected net interest income.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Treasurer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

CHANGES IN INTERNAL CONTROLS

         There were no changes in the Company's internal controls that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings - None to report

ITEM 2. Changes in Securities , Use of Proceeds and Issuer Purchases of Equity Securities

On January 2, 2004, the Company issued 31,942 shares of its common stock to the shareholders of Easy PA Agency, Inc., and Ellwood Agency, Inc. in connection with the acquisition of substantially all of the assets of Easy PA Agency, Inc., and Ellwood Agency, Inc. The shares had an aggregate value of $723,750 at the time of issuance, based upon the average closing price for the ten trading days during the period beginning 15 days and ending 5 days prior to the closing of the transaction. The shares were issued in reliance upon an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs.


                                                                                                   MAXIMUM NUMBER (OR
                                                                  TOTAL NUMBER OF SHARES     APPROPRIATE DOLLAR VALUE) OF
                                                                   PURCHASED AS PART OF         SHARES THAT MAY YET BE
                              TOTAL NUMBER OF    AVERAGE PRICE   PUBLICLY ANNOUNCED PLANS    PURCHASED UNDER THE PLANS OR
          PERIOD             SHARES PURCHASED   PAID PER SHARE          OR PROGRAMS                    PROGRAMS
------------------------------------------------------------------------------------------------------------------------
January, 2004 (January
1, 2004 through January
31, 2004                              -                 -                    -                         50,000
------------------------------------------------------------------------------------------------------------------------
February, 2004
(February 1, 2004
through February
29, 2004)                             -                 -                    -                         50,000
------------------------------------------------------------------------------------------------------------------------
March, 2004 (March
1, 2004
through March
31, 2004)                         5,400            $24.86                5,400                         44,600
------------------------------------------------------------------------------------------------------------------------

All of the foregoing shares were purchased in open market transactions. On October 22, 2003, the Company announced that its Board of Directors had authorized the purchase of up to 50,000 shares of the Company's common stock over a two year period. There were no other publicly announced plans outstanding as of March 31, 2004.

ITEM 3. Defaults upon Senior Securities - None to report

ITEM 4. Submission of Matters To a Vote of Security Holders - None to report

ITEM 5. Other Information - None to report

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.                                         Name                                                    Page No.
   31.1            Certification of the Principal Executive Officer pursuant to section 302 of                 21
                   The Sarbanes-Oxley Act of 2002.

   31.2            Certification of the Principal Financial Officer pursuant to section 302 of                 23
                   The Sarbanes-Oxley Act of 2002.

   32.1            Certification of the Principal Executive Officer pursuant to 18 USC Section                 25
                   1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to
                   Section 906 of The Sarbanes -Oxley Act of 2002

   32.2            Certification of the Principal Financial Officer pursuant to 18 USC Section                 27
                   1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to
                   Section 906 of The Sarbanes -Oxley Act of 2002

     (b) Reports on Form 8-K :

         The registrant filed a form 8-K on January 27, 2004 to report under
         Item 7 and Item 12. The report included a press release setting forth results of operations and financial conditions for the fourth quarter 2003.

         The registrant filed a Form 8-K on February 18, 2004 to report under
         Item 9. The report included a press release announcing the semi-annual dividend of $0.33 per common share.

         The registrant filed a Form 8-K/A on February 27, 2004 under Item 7 and
         Item 12. The report included a press release correcting its January 27, 2004 earnings press release.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                               Evans Bancorp, Inc.

DATE
April 27, 2004                  /s/James Tilley
                                --------------
                                James Tilley
                                President and CEO

DATE
April 27, 2004                  /s/Mark DeBacker
                                ---------------
                                Mark DeBacker
                                Treasurer