Form 10-Q
period 2004-06-30
EVANS BANCORP INC
filed 2004-08-04
CIK 842518

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from________ to ___________

                         Commission file number 0-18539

                              EVANS BANCORP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New York                                    16-1332767
     -------------------------------                      -----------------
     (State of other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

                14-16 North Main Street, Angola, New York 14006
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (716) 926-2000
                         ------------------------------
                         (Registrant's telephone number)

                                 Not applicable
            ---------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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

Common Stock, $.50 Par Value -- 2,472,446 shares as of July 29, 2004

                       EVANS BANCORP, INC. AND SUBSIDIARY

                                                                                              PAGE
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

            Consolidated Balance Sheets - June 30, 2004 (Unaudited) and
            December 31, 2003                                                                   1

            Consolidated Statements of Income - Three months
            ended June 30, 2004 and 2003 (Unaudited)                                            2

            Consolidated Statements of Income -Six months
            ended June 30, 2004 and 2003 (Unaudited)                                            3

            Consolidated Statements of Stockholders' Equity - Six months
            ended June 30, 2004 and 2003 (Unaudited)                                            4

            Consolidated Statements of Cash Flows - Six months
            ended June 30, 2004 and 2003 (Unaudited)                                            5

            Notes to Consolidated Financial Statements (Unaudited)                              7

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                13

Item 3. Quantitative and Qualitative Disclosures About Market Risks                            21

Item 4. Controls and Procedures                                                                22

PART II. OTHER INFORMATION                                                                     22

Item 1. Legal Proceedings
Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES                                                                                     24

PART I - FINANCIAL INFORMATION                                            Page 1

ITEM I- FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2004 and December 31, 2003

                                                                                     June 30,           December 31,
                                                                                       2004                 2003
                                                                                       ----                 ----
                                                                                    (Unaudited)
                                                                                    (In thousands except share and
                                                                                          per share amounts)
ASSETS

   Cash and due from banks                                                           $ 10,521             $  8,509
   Federal funds sold                                                                       -                    -
                                                                                     --------             --------
     Total cash and cash equivalents                                                   10,521                8,509
   Interest bearing deposits at other banks                                             1,083                   98
   Securities:
     Available-for-sale, at fair value                                                152,029              116,807
     Held-to-maturity, at amortized cost                                                4,813                3,749
   Loans, net                                                                         198,382              185,528
   Properties and equipment, net                                                        7,143                5,982
   Goodwill                                                                             2,945                2,945
   Intangible assets                                                                    1,827                1,177
   Bank-owned life insurance                                                            7,525                7,323
   Other assets                                                                         4,883                2,559
                                                                                     --------             --------
   TOTAL ASSETS                                                                      $391,151             $334,677
                                                                                     ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Deposits:
     Demand                                                                          $ 53,810             $ 51,885
     NOW and money market                                                              12,254               11,464
     Regular savings                                                                  154,427              105,599
     Time deposits                                                                    100,865               97,377
                                                                                     --------             --------
       Total deposits                                                                 321,356              266,325
   Other borrowed funds                                                                24,287               25,388
   Securities sold under agreements to repurchase                                       7,823                5,460
   Other liabilities                                                                    4,708                4,180
                                                                                     --------             --------
   Total liabilities                                                                  358,174              301,353

STOCKHOLDERS' EQUITY
   Common stock, $.50 par value; 10,000,000 shares authorized;
     2,491,188 and 2,459,246 shares issued, respectively, and
     2,472,446 and 2,444,285 shares outstanding, respectively                           1,245                1,230
   Capital surplus                                                                     20,148               19,359
   Retained earnings                                                                   12,581               11,145
   Accumulated other comprehensive (loss) income, net of tax                             (549)               1,918
   Less: Treasury stock, at cost (18,742  and 14,961 shares, respectively)               (448)                (328)
                                                                                     --------             --------
          Total stockholders' equity                                                   32,977               33,324
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $391,151             $334,677
                                                                                     ========             ========

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION                                            Page 2

ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              Three Months (Unaudited) ended June 30, 2004 and 2003

                                                                          Three Months Ended
                                                                               June 30,
                                                                         2004            2003
                                                                         ----            ----
                                                                      (In thousands except share
                                                                         and per share amounts)
INTEREST INCOME
      Loans                                                          $    2,885       $    2,678
      Federal funds sold & interest on deposits in other banks               30               15
      Securities:
        Taxable                                                             904              604
        Non-taxable                                                         539              581
                                                                     ----------       ----------
      Total interest income                                               4,358            3,878
INTEREST EXPENSE
      Interest on deposits                                                1,012            1,028
      Interest on borrowings                                                183              172
                                                                     ----------       ----------
      Total interest expense                                              1,195            1,200
NET INTEREST INCOME                                                       3,163            2,678
PROVISION FOR LOAN LOSSES                                                   136              120
                                                                     ----------       ----------
NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                                           3,027            2,558
NON-INTEREST INCOME:
      Service charges                                                       480              452
      Insurance services and fees                                         1,041              859
      Commission fees                                                        53               71
      Net loss on sales of securities                                         -              (37)
      Premiums on loans sold                                                  2               26
      Other                                                                 362              451
                                                                     ----------       ----------
      Total non-interest income                                           1,938            1,822
NON-INTEREST EXPENSE:
      Salaries and employee benefits                                      1,876            1,600
      Occupancy                                                             397              342
      Supplies                                                               69               84
      Repairs and maintenance                                               109               96
      Advertising and public relations                                       89               71
      Professional services                                                 187              188
      FDIC assessments                                                       10               10
      Other insurance                                                        86               61
      Other                                                                 722              621
                                                                     ----------       ----------
      Total non-interest expense                                          3,545            3,073
                                                                     ----------       ----------
               Income before income taxes                                 1,420            1,307
INCOME TAXES                                                                342              295
                                                                     ----------       ----------
NET INCOME                                                           $    1,078       $    1,012
                                                                     ==========       ==========
Net income per common share-basic*                                   $     0.44       $     0.41
                                                                     ==========       ==========
Net income per common share-diluted*                                 $     0.44       $     0.41
                                                                     ==========       ==========
Weighted average number of common shares*                             2,474,379        2,459,926
                                                                     ==========       ==========
Weighted average number of diluted shares*                            2,476,096        2,459,926
                                                                     ==========       ==========

*2003 amounts have been adjusted for 5 percent stock dividend paid December 2003

See notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION                                            Page 3

ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
              Six Months (Unaudited) ended June 30, 2004 and 2003

                                                                              Six Months Ended
                                                                                  June 30,
                                                                           2004              2003
                                                                           ----              ----
                                                                        (In thousands except share
                                                                            and per share amounts)
INTEREST INCOME
      Loans                                                             $    5,656        $    5,318
      Federal funds sold & interest on deposits in other banks                  51                63
      Securities:
        Taxable                                                              1,581             1,177
        Non-taxable                                                          1,093             1,141
                                                                        ----------        ----------
      Total interest income                                                  8,381             7,699
INTEREST EXPENSE
      Interest on deposits                                                   1,858             2,041
      Interest on borrowings                                                   363               293
                                                                        ----------        ----------
      Total interest expense                                                 2,221             2,334
NET INTEREST INCOME                                                          6,160             5,365
PROVISION FOR LOAN LOSSES                                                      272               240
                                                                        ----------        ----------
NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                                              5,888             5,125
NON-INTEREST INCOME:
      Service charges                                                          910               902
      Insurance services and fees                                            2,395             1,900
      Commission fees                                                           88               111
      Net gain on sales of securities                                          144               212
      Premiums on loans sold                                                     7                46
      Other                                                                    725               789
                                                                        ----------        ----------
      Total non-interest income                                              4,269             3,960
NON-INTEREST EXPENSE:
      Salaries and employee benefits                                         3,855             3,286
      Occupancy                                                                806               747
      Supplies                                                                 156               168
      Repairs and maintenance                                                  211               215
      Advertising and public relations                                         173               147
      Professional services                                                    363               455
      FDIC assessments                                                          21                19
      Other insurance                                                          173               129
      Other                                                                  1,422             1,218
                                                                        ----------        ----------
      Total non-interest expense                                             7,180             6,384
                                                                        ----------        ----------
               Income before income taxes                                    2,977             2,701
INCOME TAXES                                                                   730               615
                                                                        ----------        ----------
NET INCOME                                                              $    2,247        $    2,086
                                                                        ==========        ==========
Net income per common share-basic*                                      $     0.91        $     0.85
                                                                        ==========        ==========
Net income per common share-diluted*                                    $     0.91        $     0.85
                                                                        ==========        ==========
Weighted average number of common shares*                                2,474,973         2,455,271
                                                                        ==========        ==========
Weighted average number of diluted shares*                               2,476,881         2,455,271
                                                                        ==========        ==========

*2003 amounts have been adjusted for 5 percent stock dividend paid December 2003

See notes to Consolidated Financial Statements

                       EVANS BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

                                                                                                ACCUMULATED
                                                                                                   OTHER
                                                    COMMON        CAPITAL        RETAINED      COMPREHENSIVE    TREASURY
                                                     STOCK        SURPLUS        EARNINGS          INCOME        STOCK      TOTAL
                                                     -----        -------        --------          ------        -----      -----
                                                             (In thousands except share and per share amounts)

Balance, January 1, 2003                            $1,167        $16,579        $11,180           $1,942         $(6)      $30,862
Comprehensive income:
  Net income                                                                       2,086                                      2,086
  Unrealized gain on available
    for sale securities, net of reclassification
    and tax effect $129                                                                               336                       336
                                                                                                                            -------
      Total comprehensive income                                                                                              2,422
                                                                                                                            -------
Cash dividends ($.30 per common share)                                              (747)                                      (747)
Issued 8,618 shares under dividend
     reinvesment plan                                    4            185                                                       189
Reissued 300 shares treasury stock
     under dividend reinvestment plan                                                  1                            6             7
Stock options expense                                                  26                                                        26
Fractional shares paid in cash on stock dividend                                     (12)                                       (12)
                                                    ------        -------        -------           ------         ---       -------
Balance, June 30, 2003                              $1,171        $16,790        $12,508           $2,278         $ 0        32,747
                                                    ======        =======        =======           ======         ===       =======

                         SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

                                                                                                ACCUMULATED
                                                                                                    OTHER
                                                    COMMON        CAPITAL        RETAINED      COMPREHENSIVE   TREASURY
                                                    STOCK         SURPLUS        EARNINGS       INCOME(LOSS)    STOCK       TOTAL
                                                    -----         -------        --------       ------------    -----       -----
                                                              (In thousands except share and per share amounts)
Balance, January 1, 2004                            $1,230        $19,359        $11,145           $1,918       $(328)     $33,324
Comprehensive income:
  Net income                                                                       2,247                                     2,247
  Unrealized loss on available
    for sale securities, net of reclassification
    and tax effect $86                                                                             (2,467)                  (2,467)
                                                                                                                           -------
      Total comprehensive loss                                                                                                (220)
                                                                                                                           -------
Cash dividends ($.33 per common share)                                              (818)                                     (818)
Stock options expense                                                  81                                                       81
Reissued 7,472 shares treasury stock
     under dividend reinvestment plan                                                 16                          164          180
Reissued 4,247 shares treasury stock
     under employee stock purchase plan                                               (9)                          93           84
Issued 31,942 shares for purchase of                    15            708                                                      723
   insurance agencies
Purchased 15,500 shares for treasury                                                                             (377)        (377)
                                                    ------        -------        -------           ------       -----      -------
Balance, June 30, 2004                              $1,245        $20,148        $12,581           $ (549)      $(448)     $32,977
                                                    ======        =======        =======           ======       =====      =======

See Notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION                                            Page 5

ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                   2004         2003
                                                                   ----         ----
                                                                     (In thousands)
OPERATING ACTIVITIES
      Interest received                                          $  8,443      $  7,966
      Fees and commissions received                                 4,016         3,601
      Interest paid                                                (2,211)       (2,288)
      Cash paid to suppliers and employees                         (6,604)       (6,497)
      Income taxes paid                                              (871)         (633)
                                                                 --------      --------
              Net cash provided by operating activities             2,773         2,149
INVESTING ACTIVITIES
      Available for sale securities
         Purchases                                                (66,938)      (65,344)
         Proceeds from sales                                       12,266        14,992
         Proceeds from maturities                                  15,258        29,419
      Held to maturity securities
         Purchases                                                 (3,237)       (2,009)
         Proceeds from maturities                                   1,194         1,479
      Cash paid for bank owned life insurance                           -        (6,200)
      Additions to properties and equipment                        (1,511)         (167)
      Increase in loans, net of repayments                        (14,305)      (21,163)
      Proceeds from sales of loans                                  1,254         2,793
      Proceeds from sales of other real estate owned                   (6)            -
      Acquisition of insurance agencies                               (98)         (180)
                                                                 --------      --------
              Net cash used in investing activities               (56,123)      (46,380)
FINANCING ACTIVITIES
      Increase in deposits                                         55,031        34,150
      Proceeds from borrowings, net                                 1,262         6,706
      Purchase of treasury stock, net                                (129)            6
      Dividends paid, net                                            (802)         (569)
                                                                 --------      --------
              Net cash provided by financing activities            55,362        40,293
                                                                 --------      --------
Net increase (decrease) in cash and cash
      equivalents                                                   2,012        (3,938)
Cash and cash equivalents, beginning of period                      8,509        19,758
                                                                 --------      --------
Cash and cash equivalents, end of period                         $ 10,521      $ 15,820
                                                                 ========      ========

See notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION                                            Page 6

ITEM I - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                    June 30,
                                                                         2004                      2003
                                                                         ----                      ----
                                                                                (In thousands)
RECONCILIATION OF NET INCOME TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
      Net income                                                        $2,247                    $2,086
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                      778                       774
        Provision for loan losses                                          272                       240
        Gain on sale of assets                                            (138)                     (212)
        Premiums on loans sold                                              (7)                      (46)
        Stock options expensed                                              81                        26
        Increase in accrued interest payable                                10                        46
        Increase in accrued interest receivable                           (181)                     (297)
        Increase in other liabilities                                      297                       211
        Decrease in other assets                                          (586)                     (679)
                                                                        ------                    ------
      Total adjustments                                                    526                        63
                                                                        ------                    ------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                    $2,773                    $2,149
                                                                        ======                    ======
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

      Acquisition of insurance agencies                                 $  724                    $  202

See notes to Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (Unaudited)

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

      The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in our Report on Form 10-K for the year ended December 31, 2003.

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

      The following table sets forth information regarding the allowance for loan losses for the six month periods ended June 30, 2004 and 2003.

                           ALLOWANCE FOR LOAN LOSSES

                                                Six months ended June 30,
                                                   2004          2003
                                                   ----          ----
                                                      (In thousands)
Beginning balance, January 1                      $2,539        $2,146

Total charge offs                                     (9)           (5)

Total recoveries                                      62             1
                                                  ------        ------
Net recoveries (charge offs)                          53            (4)

Provision for loan losses                            272           240
                                                  ------        ------
Ending balance, June 30                           $2,864        $2,382
                                                  ======        ======

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

6.    PER SHARE DATA

      The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. The Company's potential dilutive securities included 1,621 and 1,870 dilutive shares for the three and six months ended June 30, 2004, respectively. There were no dilutive shares for the three and six months ended June 30, 2003. All 2003 share and per share amounts have been adjusted to reflect a 5 percent stock dividend paid in December 2003.

7.    TREASURY STOCK

      During the quarter ended June 30, 2004 the Company repurchased 10,100 shares of common stock at an average cost of $24.00 per share.

8.      SEGMENT INFORMATION

        The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2004 and 2003.

                               Three Months Ended
                                  June 30, 2004
                                 (in thousands)

                                                                            INSURANCE
                                           BANKING ACTIVITIES           AGENCY ACTIVITIES            TOTAL
                                           ------------------           -----------------            -----
Net interest income (expense)                        $  3,168                         ($5)          $ 3,163
Provision for loan losses                                 136                           -               136
                                                     --------                       -----           -------
Net interest income (expense) after
   provision for loan losses                            3,032                          (5)            3,027
Non-interest income                                       897                           -               897
Insurance commissions and fees                              -                       1,041             1,041
Non-interest expense                                    2,692                         853             3,545
                                                     --------                       -----           -------
Income before income taxes                              1,237                         183             1,420
Income taxes                                              269                          73               342
                                                     --------                       -----           -------
   Net income                                        $    968                       $ 110           $ 1,078
                                                     ========                       =====           =======

                                Six Months Ended
                                  June 30, 2004
                                 (in thousands)

                                                                            INSURANCE
                                           BANKING ACTIVITIES           AGENCY ACTIVITIES            TOTAL
                                           ------------------           -----------------            -----
Net interest income (expense)                        $  6,170                        ($10)          $ 6,160
Provision for loan losses                                 272                           -               272
                                                     --------                       -----           -------
Net interest income (expense) after
   provision for loan losses                            5,898                         (10)            5,888
Non-interest income                                     1,874                           -             1,874
Insurance commissions and fees                              -                       2,395             2,395
Non-interest expense                                    5,387                       1,793             7,180
                                                     --------                       -----           -------
Income before income taxes                              2,385                         592             2,977
Income taxes                                              493                         237               730
                                                     --------                       -----           -------
   Net income                                        $  1,892                       $ 355           $ 2,247
                                                     ========                       =====           =======

                               Three Months Ended
                                 June 30, 2003
                                 (in thousands)

                                                                            INSURANCE
                                            BANKING ACTIVITIES          AGENCY ACTIVITIES            TOTAL
                                           ------------------           -----------------            -----
Net interest income (expense)                        $  2,684                         ($6)          $ 2,678
Provision for loan losses                                 120                           -               120
                                                     --------                       -----           -------
Net interest income (expense) after
  provision for loan losses                             2,564                          (6)            2,558
                                                     --------                       -----           -------
Non-interest income                                       963                           -               963
Insurance commissions and fees                              -                         859               859
Non-interest expense                                    2,428                         645             3,073
                                                     --------                       -----           -------
Income before income taxes                              1,099                         208             1,307
Income taxes                                              212                          83               295
                                                     --------                       -----           -------
  Net income                                         $    887                       $ 125           $ 1,012
                                                     ========                       =====           =======

                                Six Months Ended
                                  June 30, 2003
                                 (in thousands)

                                                                           INSURANCE
                                            BANKING ACTIVITIES          AGENCY ACTIVITIES            TOTAL
                                            ------------------          -----------------            -----
Net interest income (expense)                        $  5,378                        ($13)          $ 5,365
Provision for loan losses                                 240                           -               240
                                                     --------                       -----           -------
Net interest income (expense) after
  provision for loan losses                             5,138                         (13)            5,125
Non-interest income                                     2,060                           -             2,060
Insurance commissions and fees                              -                       1,900             1,900
Non-interest expense                                    5,005                       1,379             6,384
                                                     --------                       -----           -------
Income before income taxes                              2,193                         508             2,701
Income taxes                                              412                         203               615
                                                     --------                       -----           -------
  Net income                                         $  1,781                       $ 305           $ 2,086
                                                     ========                       =====           =======

9.    CONTINGENT LIABILITIES AND COMMITMENTS

      The consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at June 30, 2004 and 2003 is as follows:

                                              2004               2003
                                              ----               ----
                                                  (In thousands)
Commitments to extend credit               $   44,777        $    51,495
Standby letters of credit                       1,640              2,421
                                           ----------        -----------

Total                                      $   46,417        $    53,916
                                           ==========        ===========

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

      The Bank and its subsidiary, M&W Agency, Inc., lease certain offices, land, and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $305,000 in 2004, $268,000 in 2005, $227,000 in 2006, $224,000 in 2007,
      $203,000 in 2008 and $2,676,000 thereafter. The Company is subject to possible litigation proceedings in the normal course of business. As of June 30, 2004, the Company had no asserted claims pending against the Company that management considered to be significant.

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

      The following table represents net periodic benefit costs recognized:

                           THREE MONTHS ENDED MARCH 31
                                 (in thousands)

                                             PENSION BENEFITS       SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

                                           2004             2003        2004                      2003
                                           ---------------------        ------------------------------
Service cost                               $ 54             $ 39        $ 22                      $ 18

Interest cost                                38               40          35                        33

Expected return on plan assets              (42)             (34)          -                         -

Amortization of prior service cost           (4)              (4)         24                        24

Amortization of the net loss                  1                4           3                         2
                                           ----             ----        ----                      ----
Net periodic benefit cost                  $ 47             $ 45        $ 84                      $ 77
                                           ====             ====        ====                      ====

                            SIX MONTHS ENDED JUNE 30
                                 (in thousands)

                                             PENSION BENEFITS            SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
                                           2004             2003             2004                       2003
                                           ---------------------         ---------------------------------------
Service cost                               $108             $ 78             $ 44                       $ 36

Interest cost                                76               80               70                         66

Expected return on plan assets              (84)             (68)               -                          -

Amortization of prior service cost           (8)              (8)              48                         48

Amortization of the net loss                  2                8                6                          4
                                           ----             ----             ----                       ----
Net periodic benefit cost                  $ 94             $ 90             $168                       $154
                                           ====             ====             ====                       ====

12.   RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method. Disclosures about unrealized losses that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The EITF 03-1 guidance for determining other-than-temporary impairment is effective for the Company's quarter ending September 30, 2004 and the disclosures for the cost method investments are effective for the Company's fiscal year ending December 31, 2004. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. This EITF is not expected to have a material impact on the Company's consolidated financial statements.

      In March 2004, the FASB issued a Proposed Statement of Financial Accounting Standards ("the Proposed Statement"), "Share-Based Payment." The Proposed Statement addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services or incurs liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The Proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair value-based method. Effective January 1, 2003, the Company began recognizing expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. As a result, the Proposed Statement, if ultimately adopted by the FASB as proposed, is not expected to have a material impact on the Company's consolidated financial statements.

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

      The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the Company's cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, investment activities, loan origination, insurance services and fees, loan sale and servicing activities, service charges and fees collected on deposit accounts. Noninterest expense primarily consists of salaries and employee benefits, occupancy and equipment expense and technology and communication expenses.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

      The Company's consolidated financial statement, are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported.

      The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements in the Company's Annual Report. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and valuation of goodwill to be the accounting areas that require the most subjective or complex judgments and as such could be most subject to revision as new information becomes available.

      The allowance for loan losses represents management's estimate of probable credit losses in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on the impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1, in the Company's Annual Report, to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses.

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

                                             THREE MONTHS ENDED            THREE MONTHS ENDED
                                              JUNE 30, 2004                   JUNE 30, 2003
                                     -------------------------------  -----------------------------
                                       AVERAGE     INTEREST             AVERAGE    INTEREST
                                     OUTSTANDING    EARNED/           OUTSTANDING   EARNED/
                                       BALANCE       PAID     YIELD/    BALANCE      PAID    YIELD/
                                        (000)       (000)      RATE      (000)       (000)    RATE
                                     -----------   --------  -------  -----------  --------  ------
ASSETS
Interest-earning assets:
  Loans, net                          $192,691      $2,885    5.99%     $162,642    $2,678    6.59%
  Taxable investments                  106,238         904    3.40%       82,014       604    2.96%
  Tax-exempt investments                49,821         539    4.33%       52,893       581    4.39%
  Time deposits-other bank               1,083           4    1.63%          877         6    2.63%
  Federal funds sold                     9,268          26    1.11%        2,117         9    4.60%
                                      --------      ------    ----      --------    ------    ----
Total interest-earning assets          359,101       4,358    4.85%      300,543     3,878    5.16%
                                                    ======                          ======
Noninterest-earning assets
  Cash and due from banks               10,642                             8,390
  Premises and equipment, net            6,516                             5,404
  Other assets                          16,506                            14,370
                                      --------                          --------
Total Assets                          $392,765                          $328,707
                                      ========                          ========
LIABILITIES & STOCKHOLDERS'
EQUITY
Interest-bearing liabilities:
  NOW accounts                         $12,195           6    0.20%      $10,600        $6    0.24%
  Savings deposits                     163,785         388    0.95%      113,053       292    1.03%
  Time deposits                         98,925         618    2.50%      101,105       730    2.88%
  Fed funds purchased                      551           1    0.89%        1,035         4    1.93%
  Securities sold u/a to repurchase      6,269          13    0.82%        5,240        13    1.01%
  FHLB advances                         18,526         164    3.54%       13,866       149    4.27%
  Notes payable                            724           5    2.63%          912         6    2.65%
                                      --------                          --------    ------    ----
Total interest-bearing liabilities     300,975      $1,195    1.59%      245,811    $1,200    1.95%
                                                    ======                          ======
Noninterest-bearing liabilities:
  Demand deposits                       53,936                            47,254
  Other                                  4,443                             4,014
                                      --------                          --------
Total liabilities                     $359,354                          $297,079
Stockholders' equity                    33,411                            31,628
                                      --------                          --------
Total Liabilities and
Stockholders'
Equity                                $392,765                          $328,707
                                      ========                          ========
Net interest earnings                               $3,163                          $2,678
                                                    ======                          ======
Net yield on interest earning
assets                                                        3.52%                           3.56%

Loan Activity

Total gross loans have grown to $201.2 million at June 30, 2004, reflecting a 4.7% or $9.1 million increase from March 31, 2004. Total net loans (loans after allowance for loan losses) have grown to $198.4 million at June 30, 2004, reflecting a 4.7% or $8.9 million increase from March 31, 2004. Commercial loans total $140.3 million at June 30, 2004, reflecting a 2.6% or $3.6 million increase from March 31, 2004. Consumer loans total $60.4 million at June 30, 2004, reflecting a 9.8% or $5.4 million increase from March 31, 2004. During the quarter, the Bank began to portfolio fixed rate residential real estate loans with shorter desired maturities, as a result of the interest rate environment improving during the quarter. Prior to second quarter 2004 the Bank sold the majority of residential mortgages to FNMA to minimize interest rate risk in the low interest rate environment. During the second quarter 2004, the Bank sold loans to FNMA totaling $0.4 million as compared to $3.5 million during the second quarter 2003. At June 30, 2004, the Bank had a loan servicing portfolio principal balance of $29.7 million upon which it earns a servicing fee. This loan servicing portfolio balance compares to $30.9 million both at March 31, 2004 and December 31, 2003.

Loan Portfolio Composition

      The following table presents selected information on the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                            JUNE 30, 2004              DECEMBER 31, 2003
                                ($000)     PERCENTAGE        ($000)       PERCENTAGE
                            -------------  ----------  -----------------  ----------
COMMERCIAL LOANS

  Real Estate                 $114,345       57.0%          $108,325        57.8%

  Installment                   12,533        6.2%            14,033         7.5%

  Lines of credit               13,333        6.6%            10,645         5.7%

  Cash Reserve                      84        0.0%                81         0.0%
                              --------      -----           --------       -----

Total Commercial Loans         140,295       69.8%           133,084        71.0%

CONSUMER LOANS

  Real Estate                   28,241       14.1%            24,270        12.9%

  Home Equity                   29,091       14.5%            26,857        14.3%

  Installment                    2,477        1.2%             2,046         1.1%

  Overdrafts                       321        0.2%               811         0.4%

  Credit Card                      296        0.2%               292         0.2%

  Other                            (42)       0.0%               170         0.1%
                              --------      -----           --------       -----

Total Consumer Loans            60,384       30.2%            54,446        29.0%
                              --------      -----           --------       -----
Total Loans                    200,679      100.0%           187,530       100.0%
                              --------      -----           --------       -----
Net Deferred Costs &

Unearned Discounts                 567                           537
Allowance for Loan Losses       (2,864)                       (2,539)

                              --------                      --------
Loans, net                    $198,382                      $185,528
                              ========                      ========

      Asset quality continues to remain strong with net charge offs of $3 thousand in the second quarter of 2004, and total net recoveries of $53 thousand for the year to date. Non-performing loans, defined as accruing loans greater than 90 days past due and non-accruing loans, totaled 0.31% of total loans outstanding at June 30, 2004 as compared to 0.49% at December 31, 2003. The decrease in non-performing loans was due to one large commercial loan with a principal balance of $493 thousand at December 31, 2003 being paid off in January 2004. No loans were considered impaired at June 30, 2004. The allowance for loan losses totaled $2.9 million or 1.42% of gross loans outstanding at June 30, 2004 as compared to $2.5 million or 1.35% of gross loans outstanding at December 31, 2003.

      The adequacy of the Company's allowance for loan losses is reviewed quarterly with consideration given to loan concentrations, charge-off history, delinquent loan percentages, and general economic conditions. Management believes the allowance for loan losses is adequate to absorb credit losses from existing loans.

The following table sets forth information regarding non-performing loans.

                                                June 30, 2004  December 31, 2003
                                                -------------  -----------------
                                                   ($000)            ($000)
Non-accruing loans:
       One-to-four family                          $   -            $   -

       Home Equity                                     -                -

       Commercial real estate and multifamily        289              256

       Consumer                                        -                -

       Commercial Business                             -               40

                                                   -----            -----
       Total                                       $ 289            $ 296
                                                   -----            -----

Accruing loans 90+ days past due                     340              627
                                                   -----            -----
Total non-performing loans                         $ 629            $ 923

                                                   =====            =====
Total non-performing loans as a percentage
of total assets                                     0.16%            0.27%

                                                   =====            =====
Total non-performing loans as a percentage
of total loans                                      0.31%            0.49%
                                                   =====            =====

The following tables set forth information regarding the allowance for loan losses for the six month periods ended June 30, 2004 and 2003.

                               Six Months Ended June 30,

                                 2004             2003
                               -------           -------
                                ($000)           ($000)
Beginning balance, January 1   $ 2,539           $ 2,146

Total charge offs                   (9)               (5)

Total recoveries                    62                 1
                               -------           -------

Net recoveries(charge offs)         53                (4)

Provision for loan losses          272               240
                               -------           -------

Ending balance, June 30        $ 2,864           $ 2,382
                               =======           =======

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                 Balance at          Balance at
                                  6/30/2004          12/31/2003
                              Attributable to:   Attributable to:
                              ----------------   ----------------
                                   ($000)             ($000)
Real Estate Loans                $      1,634       $      1,619

Commercial Loans and Leases               461                384

Consumer Loans                            172                147

All other loans                             9                  -

Unallocated                               588                389
                                 ------------       ------------

        Total                    $      2,864       $      2,539
                                 ============       ============

Investing Activities

      The Company's securities portfolio increased by 1.6% to approximately $156.8 million at June 30, 2004, as compared to approximately $154.4 million at March 31, 2004. The growth in the securities portfolio of 1.6% for the three months ended June 30, 2004 was due in part to the Company's utilization of an advance from the Federal Home Loan Bank of New York to fund an investment leverage strategy. Additionally, the success of attracting municipal deposits, with Muni-Vest, has increased the excess funds available for investment not used for lending. Muni-Vest is a product which pays higher money-market equivalent rates of return to municipalities and school districts in markets where the Bank operates. Available funds continue to be invested in U.S. government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts. The Company monitors extension and prepayment risk in the portfolio to limit potential exposures. Management believes the average expected life of assets within the portfolio is 4.2 years as of June 30, 2004, as compared to 3.8 years at March 31, 2004. Available-for-sale securities with a total fair value of $118.8 million at June 30, 2004 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Funding Activities

      Total deposits during the quarter decreased 3.3% to $321.4 million at June 30, 2004 from $332.3 million at March 31, 2004. Regular savings deposits decreased to $154.4 million at June 30, 2004 , reflecting a 8.1% or $13.7 million decrease for the quarter. Typically, in the first quarter of each year, the Company experiences an influx of tax deposits from municipalities which can be expected to decrease as they pay expenses as the year progresses. The growth in the first part of the year from Muni-Vest was due to this normal influx of tax deposits, supplemented additionally by new municipal depositors. The Company expects as these deposits are drawn down throughout the year that they will be supplemented and offset with growth of other core deposits. Core deposits (all deposits excluding time deposits greater than $100,000) decreased to $282.8 million, reflecting a 3.6% or $10.6 million decrease for the quarter. For the quarter ended June 30, 2004, demand deposits increased 5.3%, time deposits of $100 thousand and over decreased 1.0%, other time accounts decreased 0.8%, and securities sold under agreement to repurchase increased 12.6%, compared to March 31, 2004, all of which vary day to day within a range based on customer transaction volume and represent normal deposit activity.

ANALYSIS OF RESULTS OF OPERATIONS

Net Income

      Net income was $1.1 million or $0.44 per share for the quarter ended June 30, 2004 as compared to $1.0 million or $0.41 per share for the quarter ended June 30, 2003. Year-to-date in 2004, the Company has recorded net income of $2.2 million or $0.91 per share as compared to $2.1 million or $0.85 per share for the same period in 2003. 2003 per share amounts have been adjusted for the special 5 percent stock dividend paid in December 2003. Net income represented a return on average assets of 1.10% for the quarter ended June 30, 2004, compared to 1.23% for the same period in 2003. The return on average equity for the second quarter of 2004 was 12.91%, compared to 12.80% for the second quarter of 2003.

Other Operating Results

      Net interest income increased $0.5 million, or 18.1%, for the quarter ended June 30, 2004, compared to the same time period in 2003. Total interest income in the second quarter 2004 increased 12.4%, and interest paid on deposits and borrowings decreased 0.4%, from the second quarter of 2003. Interest income increased due to the $58.6 million, or 19.5%, increase in average interest-earning assets to $359.1 million for the second quarter of 2004 from $300.5 million for the second quarter of 2003. The interest expense decrease of $5 thousand for the quarter, reflects the effect of interest rate reductions made by the Company since June 30, 2003 in spite of the offsetting $55.2 million, or 22.5% increase in average interest-bearing liabilities to $301.0 million for the second quarter of 2004 from $245.8 million for the second quarter of 2003. The cost of interest-bearing liabilities decreased to 1.59% for the quarter ended June 30, 2004 from 1.95% for the quarter ended June 30, 2003. The Company's net interest margin on earning assets, for the three month period ended June 30, 2004 was 3.52%, as compared to 3.56% for the same time period in 2003. The Company anticipates that on its net interest margin which will remain challenged in the near term future as a result of the current low interest rate environment.

      The provision for loan losses increased to $136 thousand for the second quarter of 2004 from $120 thousand for the same time period in 2003. The higher second quarter provision in 2004 was primarily a result of continued commercial loan growth. Commercial real estate loans tend to have a higher credit risk than consumer loans.

      Non-interest income increased 6.4% to $1.9 million for the second quarter 2004 as compared to $1.8 million for the second quarter 2003. M&W Agency insurance commissions represented the largest increase in the second quarter, a 21.2% or $0.2 million increase over the second quarter 2003, principally due to the M&W acquisition of Tarbox Inc. located in Gowanda, New York, in the third quarter of 2003, and the purchases of the Easy PA Agency, Inc. and Ellwood Agency, Inc. insurance agencies, both located in Hamburg, New York, on January 2, 2004.

      Non-interest expense was $3.5 million for the second quarter 2004, an increase of $0.5 million, or 15.4%, over the second quarter 2003. The primary component of the increase was increased salary and employee benefit expense of $276 thousand related to Company growth. Other miscellaneous expense increased by $102 thousand compared with the second quarter 2003, due to a number of items including increased operating costs for the M&W Agency insurance operations reflecting the two agency acquisitions completed in January 2004, as well as other transaction-based expenses related to the increased size and volume in the Bank's business.

      Income tax expense totaled $342 thousand and $295 thousand for the three month periods ended June 30, 2004 and 2003, respectively. The effective combined tax rate for the second quarter of 2004 was 24.1% compared to 22.6% for the second quarter of 2003. This increase is primarily a result of the decreased composition of municipal securities as a percentage of the overall investment portfolio and non-deductible nature of intangibles acquired in the Ellwood Insurance Agency Acquisition in January 2004.

CAPITAL

      The Bank has consistently maintained regulatory capital ratios at, or above, standards developed by regulatory agencies to be considered "well capitalized". Total stockholders' equity was $33.0 million at June 30, 2004, down from $34.3 million at March 31, 2004. The decrease is primarily attributable to the decrease in accumulated other comprehensive income (loss), which is due to the decrease in unrealized gains in the investment portfolio as bond rates in the market moved higher. Equity as a percentage of assets was 8.4% at June 30, 2004, compared to 8.6% at March 31, 2004. Book value per common share fell to $13.34 at June 30, 2004, down from $13.87 at March 31, 2004.

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

LIQUIDITY

      The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the Federal Home Loan Bank ("FHLB"), the Bank is able to borrow funds at competitive rates. Advances of up to $7.9 million can be drawn on the FHLB via the Overnight Line of Credit Agreement. An amount equal to 25% of the Bank's total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $7 million in federal funds from one of its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the discount window. Additionally, the Bank has access to capital markets as a funding source.

      The cash flows from the investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At June 30, 2004, approximately 1.9% of the Bank's securities had contractual maturity dates of one year or less and approximately 24.7% had maturity dates of five years or less. Available assets of $154.9 million, less public and purchased funds of $152.2 million, resulted in a long-term liquidity ratio of 102% at June 30, 2004, versus 123% at December 31, 2003. The decrease is due to the large increase in municipal deposits over the six month period ended June 30, 2004.

      Liquidity needs can also be met by more aggressively pursuing municipal deposits, which are normally awarded on the basis of competitive bidding. The Bank maintains a sufficient level of U.S. government and government agency securities and New York State municipal bonds that can be pledged as collateral for these deposits.

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

      The Bank's Asset Liability Committee, which includes members of senior management, monitors the Bank's interest rate sensitivity with the aid of a computer model that considers the impact of ongoing lending and deposit taking activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on - or off-balance sheet financial instruments. Possible actions include, but are not limited to, changing the pricing of loan and deposit products, and modifying the composition of interest-earning assets and interest-bearing liabilities, and other financial instruments used for interest rate risk management purposes.

      The following table demonstrates the possible impact of changes in interest rates on the Bank's net interest income over a 12 month period of time:

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

                                     Calculated increase (decrease)
                                in projected annual net interest income
                                   ($000)                  ($000)

                               June 30, 2004         December 31, 2003
                               -------------         -----------------
Changes in interest rates

+200 basis points                  (344)                     515
-200 basis points                  (374)                  (1,390)

      Many assumptions were utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Bank assumed immediate changes in rates including 200 basis point rate changes. In the event that 200 basis point rate changes cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Bank's projected net interest income.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There were no changes in the Company's internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings - None to report

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs.

                                                                 TOTAL NUMBER OF         MAXIMUM NUMBER (OR
                                                               SHARES PURCHASED AS  APPROPRIATE DOLLAR VALUE) OF
                               TOTAL NUMBER     AVERAGE PRICE   PART OF PUBLICLY       SHARES THAT MAY YET BE
                                 OF SHARES          PAID       ANNOUNCED PLANS OR     PURCHASED UNDER THE PLANS
          PERIOD                 PURCHASED       PER SHARE           PROGRAMS                 OR PROGRAMS
--------------------------   ----------------   -------------  -------------------  ----------------------------
April, 2004 (April 1, 2004
through April 30, 2004               800            $24.85               800                     43,800

May, 2004 (May 1, 2004
through May 31, 2004)                600            $24.57               600                     43,200

June, 2004 (June 1, 2004
through June 30, 2004)             8,700            $23.88             8,700                     34,500
                                  ------            ------            ------                     ------
Total                             10,100            $24.00            10,100                     34,500
                                  ======            ======            ======                     ======

All of the foregoing shares were purchased in open market transactions. On October 22, 2003, the Company announced that its Board of Directors had authorized the purchase of up to 50,000 shares of the Company's common stock over a two year period. There were no other publicly announced plans outstanding as of June 30, 2004.

ITEM 3. Defaults upon Senior Securities - None to report

ITEM 4. Submission of Matters To a Vote of Security Holders

      The 2004 Annual Shareholders meeting of the registrant was held on April 20, 2004. At the meeting, Phillip Brothman, David M. Taylor and Thomas H. Waring, Jr., were reelected as directors for a term of three years, and Mary Catherine Militello as a new director for a term of three years. The following votes were cast for the nominees:

                                               For:

            Phillip Brothman                   1,667,769
            David M Taylor                     1,672,263
            Thomas H Waring, Jr                1,640,608
            Mary Catherine Militello           1,616,900

      The following directors also continue their terms as officers:

            Robert W Allen
            William F Barrett
            James E Biddle, Jr
            LaVerne G Hall
            Robert G Miller, Jr
            John R O'Brien
            James Tilley
            Nancy W Ware

ITEM 5. Other Information - None to report

ITEM 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits

Exhibit No.                                     Name                                  Page No.
-----------       ----------------------------------------------------------------    --------
    31.1          Certification of the Principal Executive Officer pursuant to           26
                  section 302 of The Sarbanes-Oxley Act of 2002.

    31.2          Certification of the Principal Financial Officer pursuant to           28
                  section 302 of The Sarbanes-Oxley Act of 2002.

    32.1          Certification of the Principal Executive Officer pursuant to 18        30
                  USC Section 1350 Chapter 63 of Title 18, United States Code, as
                  adopted pursuant to Section 906 of The Sarbanes -Oxley Act of
                  2002

    32.2          Certification of the Principal Financial Officer pursuant to 18        32
                  USC Section 1350 Chapter 63 of Title 18, United States Code, as
                  adopted pursuant to Section 906 of The Sarbanes -Oxley Act of
                  2002

            (b)   Reports on Form 8-K :

                  The registrant furnished a form 8-K on April 20, 2004 to report under Item 7 and Item 12. The report included a press release setting forth results of operations and financial conditions for the first quarter 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                              Evans Bancorp, Inc.

DATE
August 4, 2004                       By: /s/James Tilley
                                         ------------------------------
                                         James Tilley
                                         President and CEO

DATE

August 4, 2004                       By: /s/Mark DeBacker
                                         -----------------------------
                                         Mark DeBacker
                                         Treasurer