Form 10-Q
period 2004-09-30
EVANS BANCORP INC
filed 2004-11-04
CIK 842518

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from to_____________ to __________________

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

                                 (716) 926-2000
                           ---------------------------
                           (Issuer's telephone number)

                                 Not applicable
                       ---------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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

Common Stock, $.50 Par Value -- 2,473,421 shares as of October 19, 2004

                       EVANS BANCORP, INC. AND SUBSIDIARY

                                                                                        PAGE
                                                                                        ----
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets - September 30, 2004 and
            December 31, 2003 (Unaudited)                                                 1

            Consolidated Statements of Income - Three months
            ended September 30, 2004 and 2003 (Unaudited)                                 2

            Consolidated Statements of Income-Nine months
            ended September 30, 2004 and 2003 (Unaudited)                                 3

            Consolidated Statements of Stockholders' Equity - Nine months ended
            September 30, 2004 and 2003 (Unaudited)                                       4

            Consolidated Statements of Cash Flows - Nine months ended September
            30, 2004 and 2003 (Unaudited)                                                5-6

            Notes to Consolidated Financial Statements (Unaudited)                        7

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                          13

Item 3. Quantitative and Qualitative Disclosures About Market Risks                      21

Item 4. Controls and Procedures                                                          22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

SIGNATURES                                                                               24

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2004 and December 31, 2003
                                   (Unaudited)

                                                                                   September 30,        December 31,
                                                                                       2004                 2003
                                                                                   -------------        ------------
                                                                                     (In thousands except share and
                                                                                             per share amounts)
ASSETS
    Cash and due from banks                                                        $      20,628        $      8,509
    Federal funds sold                                                                         -                   -
                                                                                   -------------        ------------
      Total cash and cash equivalents                                                     20,628               8,509
    Interest bearing accounts in other banks                                                 984                  98
    Securities:
      Available-for-sale, at fair value                                                  174,386             116,807
      Held-to-maturity, at amortized cost                                                  5,066               3,749
    Loans, net                                                                           203,839             185,528
    Properties and equipment, net                                                          7,425               5,982
    Goodwill                                                                               2,945               2,945
    Intangible assets                                                                      1,742               1,177
    Bank-owned life insurance                                                              7,890               7,323
    Other assets                                                                           4,540               2,559
                                                                                   -------------        ------------
    TOTAL ASSETS                                                                   $     429,445        $    334,677
                                                                                   =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits:
      Demand                                                                       $      53,520        $     51,885
      NOW accounts                                                                        10,861              11,464
      Regular savings                                                                    167,813             105,599
      Time deposits                                                                      100,854              97,377
                                                                                   -------------        ------------
        Total deposits                                                                   333,048             266,325
    Other borrowed funds                                                                  48,451              25,388
    Securities sold under agreements to repurchase                                         7,327               5,460
    Dividend Payable                                                                         842                   -
    Other liabilities                                                                      5,005               4,180
                                                                                   -------------        ------------
    Total liabilities                                                                    394,673             301,353
                                                                                   -------------        ------------

STOCKHOLDERS' EQUITY
    Common stock, $.50 par value; 10,000,000 shares authorized;
      2,491,188 and 2,459,246 shares issued, respectively, and
      2,472,046 and 2,444,285 shares outstanding, respectively                             1,245               1,230
    Capital surplus                                                                       20,194              19,359
    Retained earnings                                                                     12,815              11,145
    Accumulated other comprehensive income, net of tax                                       975               1,918
    Less: Treasury stock,  at cost (19,142 and 14,961 shares, respectively)                 (457)               (328)
                                                                                   -------------        ------------
         Total stockholders' equity                                                       34,772              33,324
                                                                                   -------------        ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     429,445        $    334,677
                                                                                   =============        ============

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
           Three Months ended September 30, 2004 and 2003 (Unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                        ------------------------------
                                                                         2004                  2003
                                                                        ----------          ----------
                                                                        (In thousands except share and
                                                                               per share amounts)
INTEREST INCOME
      Loans                                                             $    3,006          $    2,678
      Federal funds sold & interest on deposits in other banks                  23                  14
      Securities:
        Taxable                                                                926                 380
        Non-taxable                                                            524                 573
                                                                        ----------          ----------
      Total Interest Income                                                  4,479               3,645
INTEREST EXPENSE
      Interest on deposits                                                   1,049                 961
      Interest on borrowings                                                   183                 165
                                                                        ----------          ----------
      Total Interest Expense                                                 1,232               1,126
NET INTEREST INCOME                                                          3,247               2,519
PROVISION FOR LOAN LOSSES                                                      121                 120
                                                                        ----------          ----------
NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                                              3,126               2,399
NON-INTEREST INCOME:
      Service charges                                                          484                 451
      Insurance service and fees                                             1,143                 897
      Commission fees                                                           16                  56
      Net gain on sales of securities                                           24                  59
      Premium on loans sold                                                      3                  57
      Other                                                                    360                 515
                                                                        ----------          ----------
      Total non-interest income                                              2,030               2,035
NON-INTEREST EXPENSE:
      Salaries and employee benefits                                         1,920               1,742
      Occupancy                                                                529                 349
      Supplies                                                                  66                  54
      Repairs and maintenance                                                  124                  81
      Advertising and public relations                                          90                  56
      Professional services                                                    170                  98
      FDIC assessments                                                          12                  11
      Other insurance                                                           85                  82
      Other                                                                    719                 659
                                                                        ----------          ----------
      Total non-interest expense                                             3,715               3,132
                                                                        ----------          ----------
               Income before income taxes                                    1,441               1,302
INCOME TAXES                                                                   367                 293
                                                                        ----------          ----------
NET INCOME                                                              $    1,074          $    1,009
                                                                        ==========          ==========

Net income per common share-basic                                       $     0.43          $     0.41
                                                                        ==========          ==========
Net income per common share-diluted                                     $     0.43          $     0.41
                                                                        ==========          ==========
Weighted average number of common shares                                 2,472,205           2,452,318
                                                                        ==========          ==========

Weighted average number of diluted shares                                2,472,845           2,452,705
                                                                        ==========          ==========

See notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
            Nine Months ended September 30, 2004 and 2003 (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                           2004                2003
                                                                        ----------          ----------
                                                                        (In thousands except share and
                                                                             per share amounts)
INTEREST INCOME
      Loans                                                             $    8,661          $    7,996
      Federal funds sold & interest on deposits in other banks                  74                  77
      Securities:
        Taxable                                                              2,508               1,557
        Non-taxable                                                          1,617               1,714
                                                                        ----------          ----------
      Total Interest Income                                                 12,860              11,344

INTEREST EXPENSE
      Interest on deposits                                                   2,907               3,002
      Interest on borrowings                                                   546                 459
                                                                        ----------          ----------
      Total Interest Expense                                                 3,453               3,461

NET INTEREST INCOME                                                          9,407               7,883
PROVISION FOR LOAN LOSSES                                                      394                 360
                                                                        ----------          ----------
NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                                              9,013               7,523
NON-INTEREST INCOME:
      Service charges                                                        1,394               1,353
      Insurance service and fees                                             3,539               2,797
      Commission fees                                                          104                 168
      Net gain on sales of securities                                          168                 271
      Premium on loans sold                                                     11                 102
      Other                                                                  1,085               1,304
                                                                        ----------          ----------
      Total non-interest income                                              6,301               5,995
NON-INTEREST EXPENSE:
      Salaries and employee benefits                                         5,775               5,028
      Occupancy                                                              1,335               1,096
      Supplies                                                                 222                 222
      Repairs and maintenance                                                  334                 296
      Advertising and public relations                                         263                 203
      Professional services                                                    533                 553
      FDIC assessments                                                          33                  29
      Other insurance                                                          257                 212
      Other                                                                  2,143               1,876
                                                                        ----------          ----------
      Total non-interest expense                                            10,895               9,515
                                                                        ----------          ----------
               Income before income taxes                                    4,419               4,003
INCOME TAXES                                                                 1,098                 908
                                                                        ----------          ----------
NET INCOME                                                              $    3,321          $    3,095
Net Income per common share-basic                                       $     1.34          $     1.26
                                                                        ==========          ==========
Net Income per common share-diluted                                     $     1.34          $     1.26
                                                                        ==========          ==========
Weighted average number of common shares                                 2,474,040           2,454,276
                                                                        ==========          ==========
Weighted average number of diluted shares                                2,475,480           2,454,612
                                                                        ==========          ==========

See  notes to Unaudited Consolidated Financial Statements

                       EVANS BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (UNAUDITED)

                                                                                 ACCUMULATED
                                                                                    OTHER
                                               COMMON    CAPITAL   RETAINED     COMPREHENSIVE    TREASURY
                                               STOCK     SURPLUS   EARNINGS        INCOME          STOCK      TOTAL
                                               -------   -------   --------     -------------    --------    --------
                                                           (In thousands except share and per share amounts)
Balance, January 1, 2003                       $ 1,167   $16,579   $ 11,180     $       1,942    $     (6)   $ 30,862

Comprehensive income:
  2003 net income                                                     3,095                                     3,095

  Unrealized gain on available
    for sale securities,
    net of reclassification
    adjustment and tax effect of $3                                                         5                       5
                                                                                                             --------
      Total comprehensive income                                                                                3,100
                                                                                                             --------
Cash dividends ($.63 per common share)                               (1,534)                                   (1,534)

Issued 8,618 shares under dividend
   reinvestment plan                                 4       185                                                  189

Reissued 300 shares treasury stock
   under dividend reinvestment plan                                       1                             6           7

Stock options expense                                         75                                                   75

Fractional shares paid in cash on
stock dividend                                                          (12)                                      (12)

Purchased 26,295 shares for treasury                                                                 (576)       (576)

5 percent stock dividend-issued
115,824 shares                                      58     2,479     (2,537)
                                               -------   -------   --------     -------------    --------    --------
Balance, September 30, 2003                    $ 1,229   $19,318   $ 10,193     $       1,947    $   (576)   $ 32,111
                                               =======   =======   ========     =============    ========    ========

                                                                                ACCUMULATED
                                                                                   OTHER
                                                COMMON   CAPITAL   RETAINED     COMPREHENSIVE    TREASURY
                                                STOCK    SURPLUS   EARNINGS     INCOME(LOSS)      STOCK       TOTAL
                                               -------   -------   --------     -------------    --------    --------
                                                             (In thousands except share and per share amounts)
Balance, January 1, 2004                       $ 1,230   $19,359   $ 11,145     $       1,918    $   (328)   $ 33,324

Comprehensive income:
  Net Income                                                          3,321                                     3,321

  Unrealized loss on available
    for sale securities,
    net of reclassification
    adjustment and tax effect of $101                                                    (943)                   (943)
                                                                                                             --------
      Total comprehensive income                                                                                2,378
                                                                                                             --------

Cash dividends ($.67 per common share)                               (1,658)                                   (1,658)

Stock options expense                                        127                                                  127

Reissued 7,472 shares treasury stock
  under dividend reinvestment plan                                       16                           164         180

Reissued 4,247 shares treasury stock
  under employee stock purchase plan                                     (9)                           93          84

Issued 31,942 shares for purchase of
  insurance agencies                                15       708                                                  723

Purchased 15,900 shares for treasury                                                                 (386)       (386)
                                               -------   -------   --------     -------------    --------    --------
Balance, September 30, 2004                    $ 1,245   $20,194   $ 12,815     $         975    $   (457)   $ 34,772
                                               =======   =======   ========     =============    ========    ========

See Notes to Unaudited Consolidated Financial Statements

PART I-FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2004 and 2003
                                  (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                     2004               2003
                                                                   --------           --------
                                                                          (In thousands)
OPERATING ACTIVITIES
        Interest received                                          $ 12,709           $ 11,541
        Fees and commissions received                                 5,972              5,466
        Interest paid                                                (3,472)            (3,497)
        Cash paid to suppliers and employees                         (9,958)            (9,761)
        Income taxes paid                                            (1,289)              (910)
                                                                   --------           --------
                Net cash provided by operating activities             3,962              2,839

INVESTING ACTIVITIES
        Available for sales securities
            Purchases                                               (97,447)           (99,677)
            Proceeds from sales                                      15,807             26,064
            Proceeds from maturities                                 22,357             50,527
        Held to maturity securities
            Purchases                                                (3,873)            (2,768)
            Proceeds from maturities                                  1,572              2,640
        Cash paid for bank owned life insurance                        (264)            (6,200)
        Additions to properties and equipment                        (1,984)              (351)
        Increase in loans, net of repayments                        (20,264)           (39,535)
        Proceeds from sales of loans                                  1,677             13,039
        Acquisition of insurance agencies                              (138)                 -
                                                                   --------           --------
                Net cash used in investing activities               (82,557)           (56,261)

FINANCING ACTIVITIES
        Increase in deposits                                         66,723             34,608
        Proceeds of borrowings                                       30,000             11,103
        Payments on borrowings                                       (5,071)              (889)
        Treasury stocks, net                                           (122)              (569)
        Dividends paid, net                                            (816)              (569)
                                                                   --------           --------

                Net cash provided by financing activities            90,714             43,684

Net increase (decrease) in cash and equivalents                      12,119             (9,738)

Cash and cash equivalents, beginning of period                        8,509             19,759
                                                                   --------           --------

Cash and cash equivalents, end of period                           $ 20,628           $ 10,021
                                                                   ========           ========

PART I-FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS

                      EVANS BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2004 and 2003
                                  (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                       2004           2003
                                                      -------        -------
                                                          (In thousands)
RECONCILIATION OF NET INCOME TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:

    Net income                                        $ 3,321        $ 3,095

    Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation and amortization                    1,192            892
       Provision for loan loss                            394            360
       Net gain on sales of securities                   (168)          (271)
       Premiums on loans sold                             (11)          (102)
       Stock options expensed                             127             75
       Decrease in accrued interest payable               (19)           (36)
       Increase in accrued interest receivable           (495)          (472)
       Increase (decrease) in other liabilities           518            (17)
       Increase in other assets                          (897)          (685)
                                                      -------        -------
    Total adjustments                                     641           (256)
                                                      -------        -------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                                  $ 3,962        $ 2,839
                                                      =======        =======
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTMENTS
AND FINANCIAL ACTIVITIES

    Acquisition of insurance agencies:
       Fair value of assets acquired                  $   861        $   202
          Cash Paid                                      (138)             -
                                                                     -------
          Liabilities assumed                               -        $   202
                                                      -------        =======
          Securities issued                           $   723
                                                      =======

See notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       EVANS BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (Unaudited)

1.       GENERAL

         The accounting and reporting policies followed by Evans Bancorp, Inc. (the "Company"), a financial holding company, and its wholly-owned subsidiary, Evans National Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, ENB Associates Inc., ("ENB"), ENB Insurance Agency (f/k/a M&W Agency Inc.) ("ENBI"), Evans National Financial Services, Inc. ("ENFS"), and Evans National Holding Corp. ("ENHC") in the preparation of the accompanying interim financial statements conform with accounting principles generally accepted in the United States of America and with general practice within the banking industry.

         The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

         The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

         On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. In making this determination, the Bank analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal staff, and independent loan review for function and information provided by examinations performed by regulatory agencies.

         The analysis of the allowance for loan losses is composed of three components: specific credit allocation, general portfolio allocation and subjectively by determined allocation. The specific credit allocation includes a detailed review of the credit in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 114 and No. 118, and allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the actual credit rating of the loan.

         The subjective portion of the allowance reflects management's evaluation of various conditions, and involves a higher degree of uncertainty because this component of the allowance is not identified with specific problem credits of portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions; seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the business cycle; existing general economic and business conditions in the lending areas; credit quality trends in nonaccruing loans; historical loan charge-off experience; and the results of bank regulatory examinations.

         The following table sets forth information regarding the allowance for loan losses for the nine month period ended September 30, 2004 and 2003.

                            ALLOWANCE FOR LOAN LOSSES

                                     Nine months ended
                                       September 30,
                                    2004           2003
                                   -------        -------
                                       (In thousands)
Beginning balance, January 1       $ 2,539        $ 2,146

Total charge offs                      (12)           (10)

Total recoveries                        63              1
                                   -------        -------
Net recoveries (charge offs)            51             (9)
                                   -------        -------
Provision for loan losses              394            360
                                   -------        -------
Ending balance, September 30       $ 2,984        $ 2,497
                                   =======        =======

4.       REVENUE RECOGNITION

         The Bank's primary sources of revenue are interest income from loans and investments and service charge income from loans and deposits. ENBI's revenue is derived mainly from insurance commissions. Revenue is recognized in the period in which it is earned. The revenue is recognized on the accrual basis of accounting in accordance with the accounting principles generally accepted in the United States of America.

5.       PER SHARE DATA

         The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. The Company's potential dilutive securities included 640 and 1,440 dilutive shares for the three and nine months ended September 30, 2004, respectively. There were 387 and 410 dilutive shares for the three and nine months ended September 30, 2003, respectively.

6.       TREASURY STOCK

         During the quarter ended September 30, 2004 the Company repurchased 400 shares of common stock at an average cost of $22.27 per share. Nine months ended September 30, 2004 the Company purchased 15,900 shares of common stock at an average cost of $24.25 per share.

7.       SEGMENT INFORMATION

         The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2004 and 2003.

                               Three Months Ended
                               September 30, 2004
                                 (in thousands)

                                                                   INSURANCE
                                        BANKING ACTIVITIES      AGENCY ACTIVITIES         TOTAL
                                        ------------------      -----------------         ------
Net interest income (expense)                 $3,251                 ($    4)             $3,247

Provision for loan losses                        121                       -                 121
                                              ------                 -------              ------

Net interest income (expense) after
  provision for loan losses                    3,130                      (4)              3,126

Non-interest income                              887                       -                 887

Insurance service and fees                         -                   1,143               1,143

Non-interest expense                           2,862                     853               3,715
                                              ------                 -------              ------

Income before taxes                            1,155                     286               1,441

Income taxes                                     253                     114                 367
                                              ------                 -------              ------

    Net income                                $  902                  $  172              $1,074
                                              ======                 =======              ======


                               Nine Months Ended
                               September 30, 2004
                                 (in thousands)

                                                                   INSURANCE
                                        BANKING ACTIVITIES      AGENCY ACTIVITIES         TOTAL
Net interest income (expense)                 $9,421                 ($   14)             $9,407

Provision for loan losses                        394                       -                 394
                                              ------                 -------              ------

Net interest income (expense) after
  provision for loan losses                    9,027                     (14)              9,013

Non-interest income                            2,762                       -               2,762

Insurance service and fees                         -                   3,539               3,539

Non-interest expense                           8,249                   2,646              10,895
                                              ------                 -------              ------

Income before taxes                            3,540                     879               4,419

Income taxes                                     746                     352               1,098
                                              ------                 -------              ------

    Net income                                $2,794                  $  527              $3,321
                                              ======                 =======              ======

                               Three Months Ended
                               September 30, 2003
                                 (in thousands)

                                                                    INSURANCE
                                        BANKING ACTIVITIES      AGENCY ACTIVITIES         TOTAL
                                        ------------------      -----------------         ------
Net interest income (expense)                 $2,525                   ($  6)             $2,519

Provision for loan losses                        120                       -                 120
                                              ------                   -----              ------

Net interest income (expense) after
  provision for loan losses                    2,405                      (6)              2,399

Non-interest income                            1,138                       -               1,138

Insurance service and fees                         -                     897                 897

Non-interest expense                           2,423                     709               3,132
                                              ------                   -----              ------

Income before taxes                            1,120                     182               1,302

Income taxes                                     221                      72                 293
                                              ------                   -----              ------

    Net income                                $  899                    $110              $1,009
                                              ======                   =====              ======

                                Nine Months Ended
                               September 30, 2003
                                 (in thousands)

                                                                    INSURANCE
                                        BANKING ACTIVITIES      AGENCY ACTIVITIES         TOTAL
                                        ------------------      -----------------         ------
Net interest income (expense)                 $7,901                 ($   18)             $7,883

Provision for loan losses                        360                       -                 360
                                              ------                 -------              ------

Net interest income (expense) after
  provision for loan losses                    7,541                     (18)              7,523

Non-interest income                            3,198                       -               3,198

Insurance service and fees                         -                   2,797               2,797

Non-interest expense                           7,426                   2,089               9,515
                                              ------                 -------              ------

Income before taxes                            3,313                     690               4,003

Income taxes                                     633                     275                 908
                                              ------                 -------              ------

    Net income                                $2,680                  $  415              $3,095
                                              ======                 =======              ======

8.       CONTINGENT LIABILITIES AND COMMITMENTS

         The consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at September 30, 2004 and 2003 is as follows:

                                    2004          2003
                                   -------       -------
                                       (in thousands)
Commitments to extend credit       $54,025       $51,442

Standby letters of credit            1,810         2,373
                                   -------       -------
Total                              $55,835       $53,815
                                   =======       =======

         Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company's consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements to the Bank. The Bank has not incurred any losses on its commitments during the past two years.

         Certain lending commitments for conforming residential mortgage loans to be sold into the secondary market are considered derivative instruments under the guidelines of SFAS No. 133. The changes in the fair value of these commitments due to interest rate risk are not recorded on the consolidated balance sheets as these derivatives are not considered material.

         The Company is subject to possible litigation proceedings in the normal course of business. As of September 30, 2004, the Company had no asserted claims pending against the Company that management considered to be significant.

9.       RECLASSIFICATIONS

         Certain reclassifications have been made to the 2003 financial statements to conform with the presentation used in 2004.

10.      NET PERIODIC BENEFIT COSTS

         The Bank has a defined benefit pension plan covering substantially all of its employees, including the employees of all its subsidiaries. The plan provides benefits that are based on the employees' compensation and years of service. The Bank uses an actuarial method of amortizing prior service cost and unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortized method the Bank is using recognizes the prior service cost and net gains or losses over the average remaining service period of active employees.

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

         The following table represents net periodic benefit costs recognized:

                        Three months ended September 30
                                 (in thousands)

                                                            SUPPLEMENTAL EXECUTIVE
                                         PENSION BENEFITS      RETIREMENT PLAN
                                         2004        2003       2004      2003
                                         ----        ----       ----      ----
Service cost                             $ 54        $ 39        $22       $18

Interest cost                              38          40         35        33

Expected return on plan assets            (42)        (34)         -         -

Amortization of prior service cost         (4)         (4)        24        24

Amortization of the net loss                1           4          3         2
                                         ----        ----        ---       ---
Net periodic benefit cost                $ 47        $ 45        $84       $77
                                         ====        ====        ===       ===


                         Nine months ended September 30
                                 (in thousands)

                                                            SUPPLEMENTAL EXECUTIVE
                                         PENSION BENEFITS      RETIREMENT PLAN
                                         2004        2003       2004      2003
                                        -----       -----      -----      ----
Service cost                            $ 162       $ 117      $  66      $ 54

Interest cost                             114         120        105        99

Expected return on plan assets           (126)       (102)         -         -

Amortization of prior service cost        (12)        (12)        72        72

Amortization of the net loss                3          12          9         6
                                        -----       -----      -----      ----
Net periodic benefit cost               $ 141       $ 135      $ 252      $231
                                        =====       =====      =====      ====

11.      SUBSEQUENT EVENTS

         The Company raised $11 million through a trust preferred securities offering which closed on October 1, 2004. The trust preferred securities were issued by a newly established subsidiary of the Company, Evans Capital Trust I, a Delaware statutory business trust. The securities were sold to NBC Capital Markets Group, Inc., a private transaction, pursuant to an applicable exemption from registration under the Securities Act of 1933. The trust preferred securities are expected to qualify as Tier I capital for regulatory purposes and will bear a floating rate equal to three-month Libor plus 2.65%. The rate, which adjusts quarterly, is currently equal to 4.53%. The trust preferred securities mature in thirty years, and are redeemable, subject to certain conditions including regulatory approval, without penalty on or after October 1, 2009, or earlier under certain circumstances.

         Additionally, Evans Bancorp, Inc. has reorganized its corporate structure. The former corporate structure was vertically aligned with the ENB Insurance Agency, a wholly-owned subsidiary of Evans Bancorp, Inc. As a result of the reorganization, ENB Insurance Agency is a subsidiary of a recently created holding company, Evans National Financial Services, Inc., which is a direct, wholly-owned subsidiary of Evans Bancorp, Inc. Evans Bancorp recently received regulatory approval for the Federal Reserve Bank of New York to become a financial holding company which facilitated this reorganization.

         ENB Insurance Agency, Inc. (f/k/a M&W Agency, Inc.) has entered into a definitive agreement and has acquired substantially all of the business, assets and property of Ulrich & Company Inc., a retail property and casualty insurance agency located in Lockport, New York. The acquisition, a $6.4 million cash transaction, was entered into and closed simultaneously on October 1, 2004.

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

         The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. These policies, along with the disclosures presented in the other financial statement notes and in this Management's Discussion and Analysis provide information on how significant assets and liabilities are valued in financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and valuation of goodwill to be the accounting areas that require the most subjective or complex judgments and as such could be most subject to revision as new information becomes available.

         The allowance for loan losses represents management's estimate of probable credit losses in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on the impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1, in the Company's Annual Report on Form 10-K, to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses.

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

                                                     THREE MONTHS ENDED               THREE MONTHS ENDED
                                                     SEPTEMBER 30, 2004               SEPTEMBER 30, 2003
                                               AVERAGE        INTEREST              AVERAGE     INTEREST
                                             OUTSTANDING       EARNED/  YIELD/    OUTSTANDING   EARNED/   YIELD/
                                               BALANCE          PAID     RATE       BALANCE       PAID     RATE
                                          ------------------  --------  ------  --------------  --------  -------
                                                     (in thousands)                      (in thousands)
ASSETS
Interest-earning assets:
      Loans, net                          $          200,781  $  3,006    5.99% $      171,938  $  2,678     6.23%
      Taxable investments                            104,882       926    3.53%         70,645       380     2.15%
      Tax-exempt investments                          49,578       524    4.23%         53,131       573     4.31%
      Time deposits-other bank                         1,071         4    1.49%            872         5     2.29%
      Federal funds sold                               5,044        19    1.51%          3,648         9     0.99%
                                          ------------------  --------  ------  --------------  --------

Total interest-earning assets                        361,356  $  4,479    4.96%        300,234  $  3,645     4.86%
                                                              ========                          ========
Noninterest-earning assets
      Cash and due from banks                         10,471                             8,953
      Premises and equipment, net                      7,318                             5,387
      Other assets                                    17,600                            14,792
                                          ------------------                    --------------

Total Assets                              $          396,745                    $      329,366
                                          ==================                    ==============
LIABILITIES & STOCKHOLDERS'
EQUITY
Interest-bearing liabilities
      Now accounts                        $           11,207  $      6    0.21% $       11,259  $      6     0.21%
      Savings deposits                               155,456       385    0.99%        107,059       220     0.82%
      Time deposits                                  105,996       658    2.48%        102,981       735     2.85%
      Fed funds purchased                              2,810        11    1.57%            650         2     1.23%
      Securities sold u/a to repurchase                6,997        14    0.80%          6,033        13     0.86%
      FHLB advances                                   18,755       153    3.26%         13,573       145     4.27%
      Notes payable                                      667         5    2.40%            852         5     2.35%
                                          ------------------  --------  ------  --------------  --------
Total interest-bearing liabilities                   301,888  $  1,232    1.63%        242,407  $  1,126     1.86%
                                                              ========                          ========
Noninterest-bearing liabilities
      Demand deposits                                 55,138                            50,825
      Other                                            5,339                             4,303
                                          ------------------                    --------------
Total liabilities                         $          362,365                    $      297,535
Stockholders' equity                                  34,380                            31,831
                                          ------------------                    --------------
Total Liabilities and Stockholders'
Equity                                    $          396,745                    $      329,366
                                          ==================                    ==============
Net interest earnings                                         $  3,247                          $  2,519
                                                              ========                          ========

Net yield on interest earning assets                                      3.59%                              3.36%

Loan Activity

Total gross loans have grown to $206.8 million at September 30, 2004, reflecting a 2.8% or $5.6 million increase from June 30, 2004. Total net loans (loans after allowance for loan losses) have grown to $203.8 million at September 30, 2004, reflecting a 2.8% or $5.5 million increase from June 30, 2004. Commercial loans total $141.6 million at September 30, 2004, reflecting a 0.9% or $1.3 million increase from June 30, 2004. Consumer loans total $64.7 million at September 30, 2004, reflecting a 7.1% or $4.3 million increase from June 30, 2004. During the quarter ended September 30, 2004, the Bank continued to portfolio a larger percentage of fixed rate residential real estate loans with desired maturities, as a result of generally improving interest rates and the capability to absorb the corresponding interest rate risk within the Company's tolerance ranges. Prior to the first quarter of 2004, the Bank sold the majority of residential mortgages to FNMA to minimize interest rate risk in the historically low interest rate environment. During the third quarter 2004, the Bank sold loans to FNMA totaling $423,000 as compared to $6.7 million during the third quarter 2003. At September 30, 2004, the Bank had a loan servicing portfolio principal balance of $29.4 million upon which it earns servicing fees. This loan servicing portfolio balance compares to $29.7 million at June 30, 2004 and $30.9 million at December 31, 2003.

Loan Portfolio Composition

           The following table presents selected information on the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                            September 30, 2004   Percentage     December 31, 2003  Percentage
                                 ($000)                             ($000)
COMMERCIAL LOANS

     Real Estate                $  115,051             55.8%        $  108,325           57.8%

     Installment                    14,325              6.9%            14,033            7.5%

     Lines of Credit                12,124              5.9%            10,645            5.7%

     Cash Reserve                       79              0.0%                81            0.0%
                                ----------       ----------         ----------     ----------
Total Commercial Loans             141,579             68.6%           133,084           71.0%

CONSUMER LOANS

     Real Estate                    31,026             15.0%            24,270           12.9%

     Home Equity                    30,339             14.7%            26,857           14.3%

     Installment                     2,622              1.3%             2,046            1.1%

     Overdrafts                        201              0.1%               811            0.4%

     Credit Card                       326              0.2%               292            0.2%

     Other                             141              0.1%               170            0.1%
                                ----------       ----------         ----------     ----------

Total Consumer Loans                64,655             31.4%            54,446           29.0%
                                ----------       ----------         ----------     ----------

Total Loans                        206,234            100.0%           187,530          100.0%
                                                                    ----------     ----------

Net Deferred Costs &
Unearned Discounts                     589                                 537
Allowance for Loan Losses           (2,984)                             (2,539)
                                ----------                          ----------
Loans, net                      $  203,839                          $  185,528
                                ==========                          ==========

         Asset quality continues to remain strong with net charge offs of $2,000 in the third quarter of 2004, and total net recoveries of $51,000 for the year to date. Non-performing loans, defined as accruing loans greater than 90 days past due and non-accrual loans, totaled 0.24% of total loans outstanding at September 30, 2004 as compared to 0.49% at December 31, 2003. The decrease in non-performing loans was due to one large commercial loan with a principal balance of $493,000 at December 31, 2003 being paid off in January 2004. One loan for $200,000 was considered impaired at September 30, 2004. The allowance for loan losses totaled $3.0 million or 1.44% of gross loans outstanding at September 30, 2004 as compared to $2.5 million or 1.35% of gross loans outstanding at December 31, 2003.

         The adequacy of the Company's allowance for loan losses is reviewed quarterly with consideration given to loan concentrations, charge-off history, delinquent loan percentages, and general economic conditions. Management believes the allowance for loan losses is adequate to absorb credit losses from existing loans.

The following table sets forth information regarding non-performing loans as of the dates specified.

                                                          SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                          ------------------    -----------------
                                                                      (in thousands)
Non-accruing loans:
          One-to-four family                                     $  0                  $  0

          Home Equity                                               0                     0

          Commercial real estate and multifamily                 $287                   256

          Consumer                                                  0                     0

          Commercial Business                                     200                    40
                                                                 ----                  ----

          Total                                                  $487                  $296
                                                                 ----                  ----

Accruing loans 90+ days past due                                    6                   627
                                                                 ----                  ----

Total non-performing loans                                       $493                  $923
                                                                 ====                  ====

Total non-performing loans as a percentage
of total assets                                                  0.11%                 0.27%
                                                                 ====                  ====

Total non-performing loans as a percentage
of total loans                                                   0.24%                 0.49%
                                                                 ====                  ====

The following table sets forth information regarding the allowance for loan losses for the nine month period ended September 30, 2004 and 2003.

                                     Nine Months Ended
                                      September 30,
                                    2004           2003
                                    ----           ----
                                       (in thousands)
Beginning balance, January 1       $ 2,539        $ 2,146

Total charge offs                      (12)           (10)

Total recoveries                        63              1
                                   -------        -------
Net recoveries(charge offs)             51             (9)

Provision for loan losses              394            360
                                   -------        -------
Ending balance, September 30       $ 2,984        $ 2,497
                                   =======        =======

The following table sets forth information regarding the allocation of the allowance for loan losses as of the dates specified.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                Balance at           Balance at
                                9/30/2004            12/31/2003
                             Attributable to:     Attributable to:
                             ----------------     ----------------
                                      (in thousands)
Real Estate Loans                 $1,703               $1,619

Commercial Loans and Leases          598                  384

Consumer Loans                       156                  147

All other loans                       26                    -

Unallocated                          501                  389
                                  ------               ------

        Total                     $2,984               $2,539
                                  ======               ======

Investing Activities

         The Company's securities portfolio increased by 14.4%, or $22.6 million, to approximately $179.5 million at September 30, 2004 as compared to approximately $156.8 million at June 30, 2004. The growth in the securities was due in part to the Company introducing a competitive retail savings account which has money market equivalent rates and the Bank utilizing its membership in the Federal Home Loan Bank of New York ("FHLB") to borrow approximately $30 million in deposits. The borrowings assist in leveraging the Banks excess capital through the corresponding purchase of investments. Year-to-date the securities portfolio increased $58.9 million, or 48.9%, to approximately $179.5 million from approximately $120.6 million at December 31, 2003. Available funds continue to be invested in US government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts. The Company monitors extension and prepayment risk in the portfolio to limit potential exposures. Management believes the average expected life of the portfolio is 3.92 years as of

September 30, 2004, as compared to 4.2 years as of June 30, 2004, 3.8 years as of March 31, 2004, 3.9 years as of December 31, 2003 and 4.54 years at September 30, 2003. Available-for-sale securities with a total fair value of $127.6 million at September 30, 2004 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Funding Activities

         Total deposits during the quarter increased 3.6% to $333.0 million at September 30, 2004 from $321.4 million at June 30, 2004. Regular savings deposits increased to $167.8 million at September 30, 2004, reflecting an 8.7% or $13.4 million increase for the quarter, primarily due to the Bank's new competitive retail savings account which has money market equivalent rates which raised $20.9 million for the quarter. Muni-Vest deposits have decreased $4.2 million, or 5.7% for the quarter. This decrease is expected in the last half of the year as municipalities pay out money collected from taxes. Core deposits (all deposits excluding time deposits greater than $100,000) increased to $293.2 million, reflecting a 3.6% or $10.3 million increase for the quarter. For the quarter ended September 30, 2004, regular savings deposits increased 8.7%, time deposits $100,000 and over decreased 3.6%, other time accounts decreased 2.3%, and securities sold under agreement to repurchase decreased 6.3% from June 30, 2004 all of which vary day to day within a range based on customer transaction volume and represent normal deposit activity.

Other Balance Sheet Changes

         Other borrowed funds increased to $48.4 million at September 30, 2004 from $25.4 million at December 31, 2003. The increase of approximately $23.1 million is primarily attributed to the Bank utilizing its membership in the FHLB to borrow approximately $30 million at various maturities. The current borrowings consisted of five advances with maturities from 1 month to 10 years with interest rates from 1.96% to 3.55%. The borrowings assist in leveraging the Banks excess capital through the corresponding purchase of investments. The remaining balance of other borrowed funds consists of various advances from the FHLB with interest rates ranging from 1.55% to 5.90% and maturities ranging from 1 month to 10 years.

ANALYSIS OF RESULTS OF OPERATIONS QUARTERLY

Net Income

         Net income was $1.1 million or $0.43 per share for the quarter ended September 30, 2004 as compared to $1.0 million or $0.41 per share for the quarter ended September 30, 2003. Net income represented a return on average assets of 1.08% for the quarter ended September 30, 2004 compared to 1.23% for the same period in 2003. The return on average equity for the third quarter of 2004 was 12.50 % compared to 12.68% for the third quarter of 2003.

Other Operating Results

         Net interest income increased $0.7 million, or 28.9%, for the quarter ended September 30, 2004 compared to the same time period in 2003. Total interest income for the third quarter of 2004 decreased 22.9% and interest paid on deposits and borrowings increased 9.4%, from the third quarter of 2003. Interest income increased due to the $61.1 million, or 20.4% increase in average interest-earning assets to $361.4 million for the third quarter of 2004 from $300.2 million for the third quarter of 2003. The interest expense increase of $0.1 million, despite the interest rate reductions made by the Company since September 2003, reflects the large increase in interest bearing liabilities to $301.9 million for the third quarter of 2004, an increase of 24.5% from $242.4 million for the third quarter of 2003. This increase is primarily due to the Bank's new money market equivalent savings account first offered in the third quarter of 2004. The Company's net interest margin on earning assets, for the three month period ended September 30, 2004 was 3.59%, as compared to 3.36% for the same time period in 2003.

         The provision for loan losses has increased to $121,000 for the third quarter of 2004 from $120,000 for the same time period in 2003. The small third quarter increase was a result of continued commercial loan growth. Commercial real estate loans tend to have a higher credit risk than consumer loans. During the quarter the Bank continued to portfolio fixed rate residential loans, which tend to have less credit risk than commercial loans.

         Non-interest income was $2.0 million for the third quarter of 2004, which was consistent with the third quarter of 2003. Insurance fee revenue increased $0.2 million, or 27.4% over the prior year quarter and was offset by a $0.1 million decline in loan-related fees. The increased insurance fee revenue in the quarter was primarily the result of acquisitions of two insurance agencies on January 2, 2004 and one in the third quarter of 2003. The decrease in loan-related fees reflected lower loan originations and sales volume in secondary markets compared to the third quarter of 2003, which was a high point in a historic refinancing period.

         Non-interest expense was $3.7 million for the third quarter 2004, an increase of $0.6 million, or 18.6%, over the third quarter 2003.The primary component of the increase was increased salary and employee benefit expense of $0.2 million and occupancy expense of $0.2 million, related to Company growth. Other miscellaneous expense have increased $60,000 compared with the third quarter 2003, due to a number of items including increased operating costs for the ENBI reflecting the two agency acquisitions completed in January 2004, as well as other transaction-based expenses related to the increased size and volume in the Bank's business. Professional services for the third quarter of 2004 increased $72,000 compared with the third quarter of 2003 due to a number of items including legal costs and consultative work surrounding compliance with the Sarbanes-Oxley Act of 2002.

         Income tax expense totaled $367,000 and $293,000 for the three month periods ended September 30, 2004 and 2003, respectively. The effective combined tax rate for the third quarter of 2004 was 25.5 % compared to 22.5% for the third quarter of 2003. The increase is primarily a result of the decreased composition of municipal securities as a percentage of the overall investment portfolio and the non-deductible nature of intangibles acquired in connection with the acquisition of Ellwood Agency, Inc. in January 2004.

ANALYSIS OF RESULTS OF OPERATIONS YEAR-TO-DATE

         Year-to-date in 2004, the Company has recorded net income of $3.3 million or $1.34 per share as compared to $3.1 million or $1.26 per share for the same time period in 2003. Net income represented a return on average assets of 1.16% through September 30, 2004, as compared to 1.28% for the same period in 2003. The year-to-date return on average equity was 12.99% through the third quarter of 2004, compared to 13.09% through the third quarter of 2003.

Other Operating Results

         Net interest income for the nine months ended September 30, 2004 increased $1.5 million, compared to the same time period in 2003. Year-to-date total interest income increased $1.5 million, or 13.4%, and total interest expense decreased $8,000 or 0.2%. Interest income increased due to the $51.6 million, or 17.5% increase in average interest earning assets to $347.1 million through the first nine months of 2004 from $295.6 million through the first nine months of 2003. The interest expense decrease of $8,000 year-to-date reflects the effect of interest rate reductions made by the Company since September 30, 2003 in spite of the offsetting $47.8 million, or 19.9% increase in average interest-bearing liabilities to $287.8 million for the first nine months of 2004, from $240.0 million for the first nine months of 2003. The cost of interest-bearing liabilities decreased to 1.60% through the first three quarters of 2004, from 1.92% over the same period in 2003. The Company's net interest margin on earning assets for the nine month period ended September 30, 2004 was 3.61% as compared to 3.56% for the same time period in 2003.

         The provision for loan losses has increased to $394 thousand for the nine months ended September 30, 2004 from $360 thousand for the same time period in 2003. The higher year-to-date provision in 2004 was the result of continued commercial loan growth. Commercial real estate loans tend to have a higher credit risk than consumer loans.

         Non-interest income increased 5.1% to $6.3 million for the nine months ended September 30, 2004 as compared to $6.0 million for the same time period in 2003. ENBI commissions represented the largest increase of $0.7 million principally due to the acquisitions of Tarbox Inc., located in Gowanda, New York, in the third quarter of 2003, and of Easy PA Agency, Inc. and Ellwood Agency, Inc. insurance agencies both located in Hamburg, New York, on January 2, 2004. Other income for the first nine months of 2004 decreased by $0.2 million, to $0.1 million, when compared with the same period in 2003. This decrease is primarily attributable to the competitive interest rate environment during 2003 which resulted in more prepayment fees collected on refinanced loans during the first nine months of 2003.

         Non interest expense totaled $10.9 million for the first nine months of 2004, representing an increase of $1.4 million or 14.5% over the first nine months of 2003. The primary component of the increase was increased salary and employee benefit expense of $0.7 million, which were related to Company growth. An increase in occupancy expense of $0.2 million for the first nine months of 2004 is also related to Company growth. Other miscellaneous expenses have increased $0.3 million year-to-date over the same period in 2003 due to a number of items, including increased operating costs for ENBI operations reflecting the two agency acquisitions completed in January 2004, as well as other transaction-based expenses related to the increased size and volume in the Bank's business.

         Income tax expense totaled $1.1 million and $0.9 million for the nine month periods ended September 30, 2004 and 2003, respectively. The effective combined tax rate for the nine months in 2004 was 24.8%, compared to 22.7% for the same nine month period in 2003. The increase is primarily a result of the decreased composition of municipal portfolio and the non-deductible nature of intangibles acquired in Ellwood Agency, Inc. acquisition in January 2004.

CAPITAL

         The Bank has consistently maintained regulatory capital ratios at, or above, "well capitalized" standards. Total stockholders' equity was $34.8 million at September 30, 2004, up from $33.0 million at June 30, 2004. This increase is primarily attributable to unrealized investment gains recognized in the third quarter of 2004. Equity as a percentage of assets was 8.09% at September 30, 2004, compared to 8.43% at June 30, 2004. Book value per common share rose to $14.06 at September 30, 2004, up from $13.34 at June 30, 2004.

CAPITAL EXPENDITURES

         The Bank has approved and begun the construction and furnishing of a new branch office in North Buffalo, New York expected to open in the fourth quarter of 2004. The cost to the Bank is expected to be approximately $0.6 million. Other planned expenditures include replacing a number of personal computers, replacing/adding automated teller machines (ATMs) and miscellaneous other equipment. The Bank believes it has a sufficient capital base to support these capital expenditures with current assets and retained earnings.

LIQUIDITY

         The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates. Advances of up to $8.7 million can be drawn on the FHLB via the Overnight Line of Credit Agreement. An amount equal to 25% of the Bank's total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $8 million in federal funds from one of its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the discount window. Additionally, the Bank has access to capital markets as a funding source.

         The cash flows from the investment portfolio are laddered, so the securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that the securities are available for sale from time-to-time without the need to incur significant losses. At September 30, 2004, approximately 3.1% of the Bank's securities had contractual maturity dates of one year or less and approximately 20.6% had maturity dates of five years or less. Available assets of $184.8 million, less public and purchased funds of $169.9 million, resulted in a long-term liquidity ratio of 109% at September 30, 2004, versus 123% at December 31, 2003. The decrease is due to the large increase in municipal deposits over the nine month period ended September 30, 2004.

         Liquidity needs can also be met by more aggressively pursuing municipal deposits, which are normally awarded on the basis of competitive bidding. The Bank maintains a sufficient level of U.S. government and government agency securities and New York State municipal bonds that can be pledged as collateral for these deposits.

ITEM 3 - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS AND LIQUIDITY

         Additional information called for by this item is contained in the Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Bank's financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Bank to interest rate risk, which occurs when assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Bank is subject to the effects of changing interest rates. The Bank measures interest rate risk by calculating the variability of net interest income in the future periods under various interest rate scenarios using projected balances for interest-earning assets and interest-bearing liabilities. Management's philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans, and investment securities and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analysis of market values of the Bank's financial instruments and changes to such market values given changes in the interest rates.

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

         The following table demonstrates the possible impact of changes in interest rates on the Bank's net interest income over a 12 month period of time:

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

                          Calculated increase(decrease)
                     in projected annual net interest income
                                 (in thousands)

                                September 30, 2004      December 31, 2003
                                ------------------      -----------------
Changes in interest rates

+200 basis points                      (474)                    515

-200 basis points                      (348)                 (1,390)

         Many assumptions were utilized by the Bank to calculate the impact that changes in the interest rates may have on net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Bank assumed immediate changes in rates including 200 basis point rate changes. In the event that the 200 basis point rate changes cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on the net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Bank's projected net interest income.

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEEDURES

         The Company's Chief Executive Officer and Treasurer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2004 (the end of the period covered by this Quarterly Report on Form 10-Q), are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted by the Company's management, with the participation of its Chief Executive Officer and Treasurer.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings - None to report

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES

The following table includes all issuer repurchases, including those made pursuant to publicly announced plans, or programs.

                                                                    Total number of            Maximum number (or
                                                                  shares purchased as     approximate dollar value) of
                               Total number     Average price     part of publicly          shares that may yet be
                                 of shares           paid         announced plans or        purchased under the plans
          Period                purchased        per share             programs                 or programs
--------------------------     ------------     -------------     -------------------     ----------------------------
July 2004
(July 1, 2004, through                0              n/a                    0                        34,500
July 31, 2004)

August 2004
(August 1, 2004 through             400             $22.27                400                        34,100
August 30, 2004)

September 2004
(September 1, 2004 through            0              n/a                    0                        34,100
September 30, 2004)
                                    ---             ------                ---                        ------
Total                               400             $22.27                400                        34,100
                                    ---             ------                ---                        ------

All of the foregoing shares were purchased in open market transactions. On October 22, 2003, the Company announced that its Board of Directors had authorized the purchase of up to 50,000 shares of the Company's common stock over a two year period. The Company did not make any repurchases during the quarter ended September 30, 2004 other than pursuant to this publicly announced program, and there were no other publicly announced plans outstanding as of September 30, 2004.

ITEM 3. Defaults upon Senior Securities - None to report

ITEM 4. Submission of Matters To a Vote of Security Holders - None to report

ITEM 5. Other Information  - None to report

ITEM 6. Exhibits

Exhibit No.                               Name                                               Page No.
-----------                               ----                                               --------
   31.1       Certification of Principal Executive Officer pursuant to
              section 302 of The Sarbanes-Oxley Act of 2002.                                    26

   31.2       Certification of the Principal Financial Officer pursuant to
              section 302 of The Sarbanes-Oxley Act of 2002.                                    27

   32.1       Certification of Principal Executive Officer pursuant to 18
              USC Section 1350 Chapter 63 of Title 18, United States Code,
              as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
              of 2002                                                                           28

   32.2       Certification of Principal Financial Officer pursuant to 18
              USC Section 1350 Chapter 63 of Title 18, United States Code,
              as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
              of 2002                                                                           29

   10.1       Agreement of Sale and Purchase of Assets among ENB Insurance Agency, Inc.,
              Ulrich & Company, Inc., Ulrich Development Company, LLC, and
              David L. Ulrich dated as of October 1, 2004                                       30

   10.2       Indenture between the Company, as Issuer, and Wilmington Trust
              Company, as Trustee, dated as of October 1, 2004                                  43

   10.3       Form of Floating Rate Junior Subordinated Debt Security due 2034
              (included as Exhibit A to the Indenture filed as Exhibit 10.2)                    95

   10.4       Amended and Restated Declaration of Trust of Evans Capital Trust I,
              dated as of October 1, 2004                                                      103

   10.5       Guarantee Agreement of the Company, dated as of October 1, 2004                  174

   10.6       Purchase Agreement among the Company, Evans Capital Trust I,
              and NBC Capital Markets Group, Inc., dated October 1, 2004                       191

   10.7 * Form of Incentive Stock Option Agreement (filed as Exhibit 99.2 to the Company's current report on Form 8-K filed September 30, 2004 and incorporated herein by reference)

              *Denotes management contract or arrangement

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                               Evans Bancorp, Inc.

DATE
November 4, 2004                               By:/s/ James Tilley
                                                 -------------------------
                                                     James Tilley
                                                     President and CEO

DATE
November 4, 2004                               By:/s/Mark DeBacker
                                                 -------------------------
                                                     Mark DeBacker
                                                      Treasurer

                                  EXHIBIT INDEX

Exhibit No.                             Name                                              Page No.
-----------                             ----                                              --------
   31.1       Certification of Principal Executive Officer pursuant to
              section 302 of The Sarbanes-Oxley Act of 2002.                                 26

   31.2       Certification of the Principal Financial Officer pursuant to
              section 302 of The Sarbanes-Oxley Act of 2002.                                 27

   32.1       Certification of Principal Executive Officer pursuant to 18
              USC Section 1350 Chapter 63 of Title 18, United States Code,
              as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
              of 2002                                                                        28

   32.2       Certification of Principal Financial Officer pursuant to 18
              USC Section 1350 Chapter 63 of Title 18, United States Code,
              as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
              of 2002                                                                        29

   10.1       Agreement of Sale and Purchase of Assets among ENB Insurance Agency, Inc.,
              Ulrich & Company, Inc., Ulrich Development Company, LLC, and
              David L. Ulrich dated as of October 1, 2004                                    30

   10.2       Indenture between the Company, as Issuer, and Wilmington Trust
              Company, as Trustee, dated as of October 1, 2004                               43

   10.3       Form of Floating Rate Junior Subordinated Debt Security due 2034
              (included as Exhibit A to the Indenture filed as Exhibit 10.2)                 95

   10.4       Amended and Restated Declaration of Trust of Evans Capital Trust I,
              dated as of October 1, 2004                                                   103

   10.5       Guarantee Agreement of the Company, dated as of October 1, 2004               174

   10.6       Purchase Agreement among the Company, Evans Capital Trust I,
              and NBC Capital Markets Group, Inc., dated October 1, 2004                    191

   10.7*      Form of Incentive Stock Option Agreement (filed as
              Exhibit 99.2 to the Company's current report on Form 8-K filed September 30, 2004 and incorporated herein by reference)

              *Denotes management contract or arrangement