Form 10-K
period 2004-12-31
EVANS BANCORP INC
filed 2005-03-28
CIK 842518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended: December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-18539

EVANS BANCORP, INC.

(Exact name of registrant as specified in its charter)

New York	16-1332767

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

14-16 North Main Street, Angola, New York	14006

(Address of principal executive offices)	(Zip Code)

(716) 926-2000

Registrant’s telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

None	N/A

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

Yes ☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐ No☑

On June 30, 2004, the aggregate market value of the registrant’s common stock, $.50 par value (the “Common Stock”), held by non-affiliates of the registrant was approximately $48.5 million, based upon the closing price of a share of the registrant’s Common Stock as quoted by The Nasdaq National Market.

As of March 14, 2005, 2,589,918 shares of the registrant’s Common Stock were outstanding.

Exhibit Index on Page 79

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2005 Annual Meeting of Shareholders, to be held on April 19, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

		Page
PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	78

Item 11.	EXECUTIVE COMPENSATION	78

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	78

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	79

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	79

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	79

	SIGNATURES	82
EX-10.15 FORM OF SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENT
EX-10.16 FORM OF DEFFERED COMPENSATION AGREEMENT
EX-10.7 FORM OF EXECUTIVE LIFE INSURANCE
EX-10.22 ASSET PURCHASE AGREEMENT
EX-21.1 SUBSIDIARIES
EX-23.1 INDEPENDENT REGISTERED PUBLIC ACCOUNTANT
EX-23.2 INDEPENDENT REGISTERED PUBLIC ACCOUNTANT
EX-31.1 CERTIFICATIONS
EX-31.2 CERTIFICATIONS
EX-32.1 CERTIFICATIONS
EX-32.2 CERTIFICATIONS

PART I

Item 1. BUSINESS

EVANS BANCORP, INC.

Evans Bancorp, Inc. (the “Company”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The principal offices of the Company are located at 14-16 North Main Street, Angola, New York 14006 and its telephone number is (716) 926-2000. The Company was incorporated on October 28, 1988. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this Report as the “Company.” The Company’s common stock is traded on the Nasdaq National Market system under the symbol “EVBN.”

At December 31, 2004, the Company had consolidated total assets of $429.0 million, deposits of $301.9 million and stockholders’ equity of $35.5 million. The Company had 163 full-time and 14 part-time employees at December 31, 2004.

The Company’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Company has two direct wholly-owned subsidiaries: Evans National Bank (“Evans National Bank” or the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York, and Evans National Financial Services, Inc. (“ENFS”), which owns 100% of the common stock of ENB Insurance Agency, Inc. (“ENBI”), which sells various premium-based insurance policies on a commission basis. At December 31, 2004, the Bank represented 97.1% and ENFS represented 2.9% of the consolidated assets of the Company. For further detail, see Note 17 to the Company’s Consolidated Financial Statements under Item 8 of this Report on Form 10-K.

Evans National Bank

The Bank is a nationally chartered bank that has its headquarters and full-service banking office at 14 North Main Street, Angola, New York, and a total of ten full-service banking offices in Erie County and Chautauqua County, New York – one in each of Amherst, Angola, Derby, Evans, Forestville, Hamburg, Lancaster, North Boston, North Buffalo (as of January 2005) and West Seneca.

At December 31, 2004, the Bank had total assets of $416.4 million, security investments of $169.9 million, net loans of $217.6 million, deposits of $301.9 million and stockholders’ equity of $30.6 million compared to total assets of $334.7 million, security investments of $120.6 million, net loans of $185.5 million, deposits of $266.3 million and stockholders’ equity of $33.3 million at December 31, 2003. The Bank’s principal source of funding is deposits, which it reinvests in the community in the form of loans and investments. The Bank offers deposit products, which include checking and NOW accounts, passbook and statement savings, and certificates of deposit. The Bank’s deposits are insured to the applicable limit by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

As is the case with banking institutions generally, the Bank’s operations are significantly influenced by general economic conditions and by related monetary and fiscal policies of banking regulatory agencies, including the Federal Reserve Board (“FRB”) and FDIC. The Bank is also subject to the supervision, regulation and examination of the Office of the Comptroller of the Currency of the United States of America (the “OCC”).

Other Subsidiaries

In addition to the Bank, the Company has the following direct and indirect wholly-owned subsidiaries:

ENB Associates Inc. (“ENB Associates” or “ENB”). ENB, a wholly-owned subsidiary of the Bank, offers non-deposit investment products, such as annuities and mutual funds, to the Bank’s customers.

Evans National Leasing, Inc. (“Evans National Leasing” or “ENL”). ENL was organized in December 2004 as a wholly-owned subsidiary of the Bank to conduct the business of general business equipment leasing. ENL acquired the business and substantially all of the assets, and assumed certain liabilities of M&C Leasing Co., Inc. (“M&C Leasing”) on December 31, 2004. ENL provides direct financing to the commercial small ticket lease equipment market throughout the 48 contiguous United States.

Evans National Holding Corp. (“ENHC”). ENHC was incorporated in February 2002 as a subsidiary of the Bank, which owns 100% of the common stock of ENHC. ENHC operates as a real estate investment trust (“REIT”) that holds commercial real estate loans and residential mortgages, which provides additional flexibility and planning opportunities for the business of the Bank.

Evans National Financial Services, Inc. (“Evans National Financial Services” or “ENFS”). ENFS is located at One Grimsby Drive, Hamburg, New York. It was incorporated in September 2004 for the primary purpose of holding the business and assets of the Company’s non-banking financial services segment.

ENB Insurance Agency, Inc. (“ENB Insurance Agency” or “ENBI”). ENBI, a wholly-owned subsidiary of ENFS, is an insurance agency which sells various premium-based insurance policies on a commission basis, including business and personal insurance, surety bonds, risk management, life, disability and long-term care coverage. ENBI has offices located in Angola, Cattaraugus, Derby, Eden, Gowanda, Hamburg, Lockport, North Boston, Randolph, Silver Creek, South Dayton, and West Seneca, New York.

Frontier Claims Services, Inc. (“FCS”). FCS is a wholly-owned subsidiary of ENBI and provides claims adjusting services to various insurance companies.

The Company also has two special purpose entities: Evans Capital Trust I, a statutory trust formed on September 29, 2004 under the Statutory Trust Act, solely for the purpose of issuing and selling certain securities representing undivided beneficial interests in the assets of the trust, investing the proceeds thereof in certain debentures of the Company and engaging in those activities necessary, advisable or incidental thereto; and ENB Employers Insurance Trust, a Delaware trust company formed in February 2003 for the sole purpose of holding life insurance policies under the Bank’s bank-owned life insurance program.

The Company operates in two reportable segments – banking activities and insurance agency activities. See Note 17 to the Company’s Consolidated Financial Statements included under Item 8 of this Report on Form 10-K for more information on the Company’s reportable segments.

Reorganization

The Company reorganized its corporate structure during 2004. In August 2004, the Company filed for, and was approved as, a financial holding company under the Bank Holding Company Act of 1956. Prior to August 2004, the Company operated as a bank holding company. Subsequent to this change, the Company reorganized its corporate structure by creating a mid-tier holding company, ENFS, which, on October 1, 2004, received a dividend-in-kind of all the assets, liabilities and equity of ENBI from the Bank. The Company intends to conduct non-banking financial services activities under ENFS.

Acquisitions

On January 2, 2004, ENBI, the Company’s wholly-owned insurance agency subsidiary, acquired substantially all the business and assets of Ellwood Agency, Inc. (“Ellwood”) and Easy PA Insurance Agency, Inc. (“Easy PA”), two Hamburg, New York-based insurance agencies. The Company paid the aggregate purchase price of $0.8 million for these two agencies through a combination of cash and stock, including the issuance of 31,942 shares of common stock with a fair market value on January 2, 2004 of $0.7 million, and $0.1 million in cash. Both acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in the Company’s Consolidated Statements of Income from the date of acquisition and as a result, the Company recorded $0.8 million of intangible assets for 2004. The intangibles are being amortized over a five-year period, of which $0.4 million is tax deductible. The remaining intangibles are not tax deductible, due to the tax-free nature of the acquisition of the Ellwood Agency.

Effective October 1, 2004, ENBI acquired substantially all the business and assets of Ulrich & Company, Inc. (“Ulrich”), a Lockport, New York-based insurance agency. The total purchase price payable at closing of $6.4 million was paid in cash. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquisition have been included in the Company’s Consolidated Statements of Income from the date of acquisition, and as a result, the Company recorded $4.8 million of goodwill and $1.5 million of intangible assets related to insurance expirations during 2004. The intangible assets are being amortized over 10 years. The goodwill was assigned to the Company’s insurance segment. Additional contingent consideration of up to $0.4 million may be paid over 12 months dependent on the outcome of certain post-closing performance measures specified in the purchase agreement. The contingent consideration, if any, may result in additional cost of the acquisition.

On December 31, 2004, Evans National Leasing, Inc., a wholly-owned subsidiary of the Bank, acquired all of the business and assets, and assumed certain liabilities of M&C Leasing Co., Inc. (“M&C Leasing”), a general business equipment leasing company located in West Seneca, New York. Following the transaction, the operations of M&C Leasing merged into ENL. The total purchase price included a cash payment of $1.2 million and assumption of $4.2 million in liabilities. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company recorded certain acquired assets and liabilities, as well as $1.5 million in goodwill. The goodwill is assigned to the Company’s banking segment. Additional contingent consideration of up to $0.5 million will be paid based on the outcome of certain post-closing performance measures for fiscal years 2005-2009, as specified in the purchase agreement. The contingent consideration, if any, will result in additional cost of the acquisition.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” and similar expressions identify such forward-looking statements. These forward-looking statements include statements regarding the Company’s business plans, prospects, growth and operating strategies, statements regarding the asset quality of the Company’s loan and investment portfolios, and estimates of the Company’s risks and future costs and benefits.

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board (“FASB”) and the Public Company Accounting Oversight Board; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this report on Form 10-K, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”). Many of these factors are beyond the Company’s control and difficult to predict.

Because of these and other uncertainties, the Company’s actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation, to publicly update or revise forward-looking information, whether as a result of new, updated information, future events or otherwise.

MARKET AREA

The Company’s primary market area is located in Erie County, Niagara County, northern Chautauqua County and northwestern Cattaraugus County, New York, which include the municipalities of Amherst, Boston, Cheektowaga, Depew, Evans, Forestville, Hamburg, Hanover, Lancaster, Kenmore, Lockport, West Seneca and the northern portion of the city of Buffalo. This primary market area is the primary area where the Bank receives deposits and makes loans and the ENBI sells insurance. Even though ENL conducts business outside of this defined market area, this activity is not deemed to expand the Company’s primary market.

AVERAGE BALANCE SHEET INFORMATION

The table presents the significant categories of the assets and liabilities of the Bank, interest income and interest expense, and the corresponding yields earned and rates paid in 2004, 2003 and 2002. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest. Securities are stated at fair value. Interest and yield are not presented on a tax-equivalent basis.

	2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Assets
Interest-earning assets:
Loans, Net	$196,711	$11,815	6.01%	$167,145	$10,737	6.42%	$145,676	$10,593	7.27%
Taxable securities	103,173	3,654	3.54%	72,464	2,226	3.07%	48,902	2,554	5.22%
Tax-exempt securities	49,514	2,130	4.30%	52,658	2,288	4.35%	43,656	1.987	4.55%
Time deposits–other banks	832	14	1.68%	721	18	2.50%	146	5	3.42%
Federal funds sold	7,051	95	1.35%	5,017	61	1.22%	5,148	73	1.42%

Total interest-earning assets	357,281	17,708	4.96%	298,005	15,330	5.14%	243,528	15,212	6.25%

Non interest-earning assets:
Cash and due from banks	11,163			9,118			8,967
Premises and equipment, net	6,905			5,483			4,463
Other assets	18,140			13,743			8,315

Total Assets	$393,489			$326,349			$265,273

Liabilities & Stockholders’ Equity
Interest-bearing liabilities:
NOW	$11,272	22	0.20%	$10,753	23	0.21%	$9,678	44	0.45%
Regular savings	148,078	1,499	1.01%	110,001	1,022	0.93%	75,741	841	1.11%
Time deposits	102,164	2,526	2.47%	99,775	2,819	2.83%	90,890	3,397	3.74%
Other borrowed funds	28,429	872	3.07%	14,832	563	3.80%	9,078	468	5.16%
Junior subordinated debentures	2,765	132	4.77%	—	—	0.00%	—	—	0.00%
Securities sold U/A to repurchase	7,160	60	0.84%	5,971	57	0.95%	3,989	67	1.68%

Total interest-bearing liabilities	299,868	5,111	1.70%	241,332	4,484	1.86%	189,376	4,817	2.54%

Non interest-bearing liabilities:
Demand deposits	54,318			48,853			42,165
Other	4,953			4,299			4,889

Total liabilities	359,139			294,484			236,430

Stockholders’ equity	34,350			31,865			28,843

Total Liabilities & Equity	$393,489			$326,349			$265,273

Net interest earnings		$12,597			$10,846			$10,395

Net yield on interest earning assets			3.53%			3.64%			4.27%

Interest rate spread			3.26%			3.28%			3.71%

SECURITIES ACTIVITIES

The primary objective of the Bank’s securities portfolio is to provide liquidity while preserving safety of principal. Secondary objectives include: the investment of funds during periods of decreased loan demand, interest sensitivity considerations, providing collateral to secure local municipal deposits, supporting local communities through the purchase of tax-exempt securities and tax planning considerations. The Bank’s Board of Directors is responsible for establishing overall policy and reviewing performance of the Bank’s investments.

The Bank’s policy provides that acceptable portfolio investments include: U.S. Government obligations, obligations of federal agencies, U.S. Government-sponsored enterprises, mortgage backed securities, municipal obligations (general obligations, revenue obligations, school districts and non-rated issues from the Bank’s general market area), banker’s acceptances, certificates of deposit, Industrial Development Authority Bonds, Public Housing Authority Bonds, corporate bonds (each corporation limited to the Bank’s legal lending limit), collateral mortgage obligations, Federal Reserve stock and Federal Home Loan Bank stock.

The Bank’s general investment policy is that in-state securities must be rated at least Moody’s BAA (or equivalent) at the time of purchase. Out-of-state issues must be rated at least Moody’s AA (or equivalent) at the time of purchase. Bonds or securities rated below A are reviewed periodically to assure their continued credit worthiness. The purchase of non-rated municipal securities is permitted, but limited to those bonds issued by municipalities in the Bank’s general market area which, in the Bank’s judgment, possess no greater credit risk than BAA (or equivalent) bonds. The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information. In addition, the Bank’s loan policy permits the purchase of notes issued by various states and municipalities which have not been rated by Moody’s or Standard & Poor’s. The securities portfolio of the Bank is priced on a monthly basis.

Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which establishes accounting treatment for investments in securities, all securities in the Bank’s investment portfolio are either designated as “held to maturity” or “available for sale.”

Income from securities held in the Bank’s investment portfolio represented approximately 32.7% of total interest income of the Company in 2004 as compared to 29.4% in 2003 and 29.8% in 2002. At December 31, 2004, the Bank’s securities portfolio of $169.9 million consisted primarily of United States (“U.S.”) and federal agency obligations, state and municipal securities and mortgage-backed securities issued by the Government National Mortgage Association, Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp.

The following table summarizes the Bank’s securities with those designated as available for sale valued at fair value and securities designated as held to maturity valued at amortized cost as of December 31, 2004, 2003 and 2002:

		December 31,
	2004	2003	2002
	(in thousands)
Available for Sale:
U.S. Government-sponsored enterprises	$118,367	$62,427	$54,543
States and political subdivisions in the U.S.	44,924	52,526	47,240
FRB and FHLB Stock	3,526	1,854	1,248

Total Securities Designated as Available for Sale	$166,817	$116,807	$103,031

Held to Maturity:
U.S. Government-sponsored enterprises	$35	$36	$37
States and political subdivisions in the U.S.	3,027	3,713	3,604

Total Securities Designated as Held to Maturity	$3,062	$3,749	$3,641

Total Securities	$169,879	$120,556	$106,672

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2004:

	Maturing
	Within		After One But Within		After Five But Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Classified as Available for Sale at Fair Value:
U.S. Government sponsored enterprises	$1,997	2.00%	$24,468	3.32%	$17,972	4.52%	$73,930	4.79%

States and political subdivisions	825	4.62%	5,525	4.77%	26,517	4.56%	12,057	4.79%

Total Available For Sale	$2,822	2.77%	$29,993	3.59%	$44,489	4.54%	$85,987	4.79%

Classified as Held to Maturity At Amortized Cost:
U.S. Government- sponsored enterprises	$—	—	$—	—	$—	—	$35	—

States and political subdivisions	537	2.25%	399	3.62%	750	3.15%	1,341	4.12%

Total Held to Maturity	537	2.25%	399	3.62%	750	3.15%	1,376	4.01%

Total Securities	$3,359	2.68%	$30,392	3.59%	$45,239	4.52%	$87,363	4.78%

LENDING ACTIVITIES

General. The Bank has a loan policy which is approved by its Board of Directors on an annual basis. The loan policy addresses the lending authorities of Bank officers, charge off policies, desired portfolio mix, and loan approval guidelines.

The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans. The Bank primarily extends loans to customers located within the Western New York area. Income on loans represented approximately 66.7% of the total interest income of the Company in 2004 and approximately 70.0% and 69.6% of total interest income in 2003 and 2002, respectively. The Bank’s loan portfolio, after unearned discounts, loan origination costs and allowances for credit losses, totaled $217.6 million and $185.5 million at December 31, 2004 and December 31, 2003, respectively. At December 31, 2004, the Bank had $3.0 million as an allowance for loan losses which is approximately 1.36% of total loans. This compares with approximately $2.5 million at December 31, 2003 which was approximately 1.35% of total loans. The increase of the allowance for loan losses of $0.5 million in 2004 from $2.5 million in 2003 reflects management’s assessment of the portfolio composition, of which higher risk commercial real estate loans comprise a significant component, and its assessment of the New York State and local economy. The net loan portfolio represented approximately 50.7% and 55.4% of the Bank’s total assets at December 31, 2004 and December 31, 2003, respectively.

Real Estate Loans. Approximately 82.5% of the Bank’s loan portfolio at December 31, 2004 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans. The Bank’s real estate loan portfolio was $181.9 million at December 31, 2004, compared to $159.5 million at December 31, 2003. The real estate loan portfolio increased approximately 14.1% in 2004 over 2003 compared to an increase of 25.1% in 2003 over 2002.

The Bank offers fixed rate residential mortgages with terms of 10 to 30 years with, typically, up to an 80% loan-to-value ratio. Fixed rate residential mortgage loans outstanding totaled $34.3 million at December 31, 2004, which was approximately 15.5% of total loans outstanding. In 1995, the Bank entered into a contractual arrangement with FNMA, whereby mortgages can be sold to FNMA and the Bank retains the servicing rights. In 2004, the Bank sold approximately $2.6 million in mortgages to FNMA under this arrangement, compared to $15.7 million in mortgages sold in 2003. The Bank currently retains the servicing rights on $29.2 million in mortgages sold to FNMA. The Company has recorded no net servicing asset for such loans as it is considered immaterial. During the 2004 fiscal year, the Bank portfolioed a larger percentage of fixed rate residential real estate loans with desired maturities, within the context of overall maturities in the loan portfolio, as a result of generally improving interest rates and the Bank’s capability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.

Since 1993, the Bank has offered adjustable rate residential mortgages with terms of up to 30 years. Rates on these mortgages remain fixed for the first three years and are adjusted annually thereafter. On December 31, 2004, the Bank’s outstanding adjustable rate mortgages were $4.2 million or 1.9% of total loans. This balance did not include any construction mortgages, which are discussed below.

The Bank also offers commercial mortgages with up to a 80% loan-to-value ratio for up to 20 years on a variable and fixed rate basis. Many of these mortgages either mature or are subject to a rate call after three to five years. The Bank’s outstanding commercial mortgages were $107.4 million at December 31, 2004, which was approximately 48.7% of total loans outstanding. This balance included $26.6 million in fixed rate and $80.8 million in variable rate loans, which include rate calls.

The Bank also offers other types of loans collateralized by real estate such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 80% loan-to-value ratio. At December 31, 2004, the real estate loan portfolio included $27.8 million of home equity loans outstanding, which represented approximately 12.6% of its total loans outstanding. This balance included $22.2 million in variable rate and $5.6 million in fixed rate loans.

The Bank also offers both residential and commercial real estate construction loans at up to an 80% loan-to-value ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 2004, fixed rate real estate construction loans outstanding were $1.9 million or 0.9% of the Bank’s loan portfolio, and adjustable rate construction loans outstanding were $6.3 million or 2.8% of the portfolio.

As of December 31, 2004, approximately $1.5 million or 0.7% of the Bank’s real estate loans were 30 to 90 days delinquent, and approximately $0.3 million or 0.2% of real estate loans were non-accruing.

Commercial Loans. The Bank offers commercial loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank’s commercial loan portfolio totaled $28.8 million and $24.3 million at December 31, 2004 and December 31, 2003, respectively. Commercial loans represented approximately 13.0% and 12.9% of the Bank’s total loans at December 31, 2004 and December 31, 2003, respectively.

As of December 31, 2004, approximately $0.7 million or 2.4% of the Bank’s commercial loans were 30 to 90 days past due and $1.4 million or 4.8% of its commercial loans were non-accruing. This was primarily as a result of one commercial loan being put on non-accrual status during the fourth quarter.

Commercial lending entails significantly more risk than real estate loans. Collateral, where applicable, may consist of inventory, receivables, equipment and other business assets. Approximately 77.1% of the Bank’s commercial loans are at variable rates which are tied to the prime rate.

Installment Loans. The Bank’s installment loan portfolio (which includes personal loans and revolving credit card balances) totaled $2.8 million and $2.6 million at December 31, 2004 and December 31, 2003, respectively, representing approximately 1.3% of the Bank’s total loans at December 31, 2004 and 1.4% of the Bank’s total loans at December 31, 2003. Traditional installment loans are offered at fixed interest rates with various maturities up to 60 months, on a secured and unsecured basis. At December 31, 2004, the installment loan portfolio included $0.2 million in fixed rate credit card balances at an interest rate of 10.0% and $0.1 million in the variable rate option. As of December 31, 2004, approximately $25 thousand or 0.9% of the Bank’s installment loans were 30 to 90 days past due.

Student Loans. During 2002, the Bank completed the sale of all of its direct student loans and entered into an agreement whereby it facilitates the submission of student loan applications to the Student Loan Marketing Association (“SLMA”) for a fee. The loans are then originated and subsequently serviced by SLMA. The Bank entered into this arrangement in order to enhance application response time, as well as Bank profitability.

Other Loans. Other loans totaled $2.0 million at December 31, 2004 and $1.2 million at December 31, 2003. Other loans consisted primarily of: loans to municipalities, hospitals, churches and non-profit organizations, at fixed or variable interest rates with multiple maturities; and overdrafts, which totaled $1.5 million and $0.8 million December 31, 2004 and 2003, respectively.

Direct Financing Leases. On December 31, 2004, the Company, together with its newly formed, indirect wholly-owned subsidiary, ENL, entered into a definitive asset purchase agreement with M&C Leasing, a general business equipment leasing company located in West Seneca, New York. As part of this transaction, the Bank purchased approximately $4.5 million in net lease receivables. The lease receivables represent approximately 2.1% of the Bank’s total loans. As of December 31, 2004, approximately $18 thousand or 0.4% of the Bank’s lease receivables were 30-90 days past due and $2 thousand or 0.04% were non-accruing.

The Bank’s lending limit to any one borrower is subject to regulation by the OCC. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.

The following table summarizes the major classifications of the Bank’s loans (net of deferred origination costs) as of the dates indicated.

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$38,491	$30,160	$26,712	$31,035	$33,375
Commercial and multi-family	107,392	99,684	77,919	70,853	57,219
Construction	8,188	5,090	2,174	1,520	1,966
Second mortgages	5,716	6,274	6,919	8,188	7,648
Home Equity lines of credit	22,108	18,262	13,780	10,684	8,976

Total mortgage loans on real estate	181,895	159,470	127,504	122,280	109,184

Direct financing leases	4,546	—	—	—	—

Commercial loans	28,762	24,282	20,460	16,338	14,783

Consumer installment loans:
Personal	2,541	2,277	2,054	2,759	2,994
Credit cards	291	292	298	334	483

Total consumer installment loans	2,832	2,569	2,352	3,093	3,477

Other	1,973	1,209	492	2,191	2,391

Net deferred loan origination costs	590	537	336	353	372

Total loans	220,598	188,067	151,144	144,255	130,207

Allowance for loan losses	(2,999)	(2,539)	(2,146)	(1,786)	(1,428)

Net loans	$217,599	$185,528	$148,998	$142,469	$128,779

Loan Maturities and Sensitivities of Loans in Interest Rates. The following table shows the maturities of commercial and real estate construction loans outstanding as of December 31, 2004 and the classification of such loans due after one year according to sensitivity to changes in interest rates.

		After One But
	Within	Within Five	After Five
	One Year	Years	Years	Total
		(in thousands)
Commercial	$3,082	$13,425	$12,255	$28,762
Real estate construction	3,180	4,688	320	8,188

	$6,262	$18,113	$12,575	$36,950

Loans maturing after one year with:
Fixed Rates		$6,865	$347
Variable Rates		11,248	12,228

		$18,113	$12,575

Non-accrual, Past Due and Restructured Loans. The following table summarizes the Bank’s non-accrual and accruing loans 90 days or more past due as of the dates listed below. The Bank had no restructured loans as of those dates. Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact the Company’s future operating results, liquidity or capital resources, or (ii) represent material credit about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Allowance for Loan Losses.”

	At December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Non-accruing loans:
Mortgage loans on real estate:
Residential 1-4 family	$—	$30	$30	$70	$51
Commercial and multi-family	278	176	1,074	475	1,062
Construction	—	—	—	—	—
Second mortgages	—	50	21	70	15
Home Equity lines of credit	—	—	—	—	—

Total mortgage loans on real estate	278	256	1,125	615	1,128

Direct financing leases	2	—	—	—	—

Commercial loans	1,375	40	72	109	67

Consumer installment loans:
Personal	—	—	—	—	—
Credit cards	—	—	—	—	—
Other	—	—	—	—	—

Total consumer installment loans	—	—	—	—	—

Total non-accruing loans	$1,655	$296	$1,197	$724	$1,195

Accruing loans 90+ days past due	151	627	—	443	263

Total non-performing loans	1,806	923	1,197	1,167	1,458

Total non-performing loans to total assets	0.42%	0.27%	0.41%	0.47%	0.65%

Total non-performing loans to total loans	0.82%	0.49%	0.79%	0.81%	1.13%

The following table summarizes the Bank’s allowance for loan losses and changes in the allowance for loan losses by loan categories:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	2004	2003	2002	2001	2000
	(in thousands)
BALANCE AT THE BEGINNING OF THE YEAR	$2,539	$2,146	$1,786	$1,428	$838
CHARGE-OFFS:
Commercial	(200)	(54)	(14)	(24)	(54)
Real estate mortgages	(6)	(30)	(42)	(42)	(48)
Installment loans	(9)	(11)	(20)	(14)	(3)

TOTAL CHARGE-OFFS	(215)	(95)	(76)	(80)	(105)

RECOVERIES:
Commercial	48	7	2	11	—
Real estate mortgages	8	—	—	1	1
Installment loans	4	1	14	6	5

TOTAL RECOVERIES	60	8	16	18	6

NET CHARGE-OFFS	(155)	(87)	(60)	(62)	(99)
PROVISION FOR LOAN LOSSES	485	480	420	420	689
ADDITION OF ALLOWANCE FROM ACQUISITION	130	—	—	—	—

BALANCE AT END OF YEAR	$2,999	$2,539	$2,146	$1,786	$1,428

RATIO OF NET CHARGE-OFFS TO AVERAGE NET LOANS OUTSTANDING	0.08%	0.05%	0.04%	0.05%	0.08%

Management’s provision for loan losses reflects the continued growth trend in higher risk commercial loans and the Bank’s assessment of the local and New York State economic environment. Both the local and New York State economies have lagged behind national prosperity, which remains unsettled. Marginal job growth, combined with a declining population base, has left the Bank’s primary market more susceptible to potential credit problems. This is particularly true of commercial borrowers. Commercial loans represent a segment of significant past growth, as well as concentration in the Company’s commercial real estate portfolio. Commercial real estate values may be susceptible to decline in an adverse economy. Management believes that the provision for loan losses complies with the regulations of the OCC, and is reflective of its assessment of the local environment, as well as a continued trend in commercial loan activity and balance outstanding.

SOURCES OF FUNDS – DEPOSITS

General. Customer deposits represent the major source of the Bank’s funds for lending and other investment purposes. In addition to deposits, other sources of funds include loan repayments, loan sales on the secondary market, interest and dividends from investments, matured investments, and borrowings from the FRB and the Federal Home Loan Bank (“FHLB”), and from the First Tennessee Bank, which is a correspondent bank.

Deposits. The Bank offers a variety of deposit products, including checking, passbook, statement savings, NOW accounts, certificates of deposit and jumbo certificates of deposit. Deposits of the Bank are insured up to the limits provided by the FDIC. At December 31, 2004, the Bank’s deposits totaled $301.9 million consisting of the following:

(In thousands)
Demand deposits	$54,013
NOW accounts	11,650
Regular savings	141,775
Time deposits, $100,000 and over	38,625
Other time deposits	55,865

Total	$301,928

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank (dollars in thousands):

	2004		2003		2002
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits	$54,318	0.00%	$48,853	0.00%	$42,165	0.00%
NOW accounts	11,272	0.20%	10,753	0.21%	9,678	0.45%
Regular Savings	148,078	1.01%	110,001	0.93%	75,741	1.11%
Time deposits	102,164	2.47%	99,775	2.83%	90,890	3.74%

Total	$315,832	1.28%	$269,382	1.43%	$218,474	1.96%

Federal Funds Purchased and Other Borrowed Funds. Another source of the Bank’s funds for lending and investing activities at December 31, 2004 consisted of short and long term borrowings from the Federal Home Loan Bank.

Other borrowed funds consisted of various advances from the Federal Home Loan Bank with both fixed and variable interest rate terms ranging from 1.53% to 5.34%. The maturities and weighted average rates of other borrowed funds are as follows (dollars in thousands):

		Weighted
		Average
	Maturities	Rate
2005	$28,699	2.55%
2006	2,859	3.02%
2007	8,762	3.53%
2008	663	3.18%
2009	14,051	2.96%
Thereafter	13,000	3.46%

Total	$68,034	3.09%

Securities Sold Under Agreements to Repurchase. The Bank enters into agreements with depositors to sell to the depositors securities owned by the Bank and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The depositor is informed that the securities are held in safekeeping by the Bank on behalf of the depositor. Securities sold under agreements to repurchase totaled $7.3 million at December 31, 2004 compared to $5.5 million at December 31, 2003.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Bank’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Bank to interest rate risk, which occurs when assets and liabilities re-price at different times and by different amounts as interest rates change. As a result, net interest income earned by the Bank is subject to the effects of changing interest rates. The Bank measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets and interest-bearing liabilities. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analysis of market values of the Company’s financial instruments and changes to such market values given changes in the interest rates.

The Bank’s Asset-Liability Committee, which includes members of senior management, monitors the Bank’s interest rate sensitivity with the aid of a computer model which considers the impact of ongoing lending and deposit gathering activities, as well as interrelationships in the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and other financial instruments used for interest rate risk management purposes.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

	Calculated increase (decrease)
	in projected annual net interest income
	December 31, 2004	December 31, 2003
Changes in interest rates	(in thousands)
+200 basis points	$(497)	$515
-200 basis points	(425)	(1,390)

Many assumptions were utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Bank also assumed immediate changes in rates, including 200 basis point rate changes. In the event that a 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table above and changes in such amounts are not considered significant to the Bank’s projected net interest income.

The following schedule sets forth the maturities of the Bank’s time deposits as of December 31, 2004:

	Time Deposit Maturity Schedule
	(in thousands)
	0-3	3-6	6-12	Over 12
	Mos.	Mos.	Mos.	Mos.	Total
Time deposits - $100,000 and over	$15,091	$1,703	$9,327	$12,504	$38,625

Other time deposits	15,650	3,716	23,896	12,603	55,865

Total time deposits	$30,741	$5,419	$33,223	$25,107	$94,490

ENVIRONMENTAL MATTERS

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

COMPETITION

All phases of the Company’s business are highly competitive. The Company competes actively with local, regional and national financial institutions, as well as with bank branches or insurance agency offices in the Company’s market area of Erie County, Niagara County, northern Chautauqua County, and northwestern Cattaraugus County, New York. These Western New York counties have a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Company. The Company faces competition for loans and deposits from other commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial services companies. The Company faces additional competition for deposits and insurance business from non-depository competitors such as the mutual fund industry, securities and brokerage firms, and insurance companies and brokerages. The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state laws and regulations that are intended to protect depositors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material effect on the business, operations and earnings of the Company.

Bank Holding Company Regulation

As a financial holding company registered under the BHCA, the Company is subject to the regulation and supervision of the FRB, and is required to file with the FRB periodic reports and other information regarding its business operations and those of its subsidiaries.

The Company is required to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantial anti-competitive result, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. The FRB also considers managerial, capital and other financial factors in acting on acquisition or merger applications. A bank holding company may not engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in any non-banking activity, unless such activity has been determined by the FRB to be closely related to banking or managing banks. The FRB has identified by regulation various non-banking activities in which a bank holding company may engage with notice to, or prior approval by, the FRB.

The FRB has enforcement powers over financial holding companies and their subsidiaries, among other things, to interdict activities that represent unsafe or unsound practices or constitute violations of law, rule, regulation, administrative orders, or written agreements with a federal bank regulator. These powers may be exercised through the issuance of cease and desist orders, civil monetary penalties or other actions.

Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act (“CRA”). Under the terms of the CRA, the FRB (or other appropriate bank regulatory agency, in the case of the Bank, the OCC) is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. Furthermore, such assessment is taken into account in evaluating any application made by a bank holding company or a bank for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares.

Supervision and Regulation of Bank Subsidiaries

The Bank is a nationally chartered banking corporation subject to supervision, examination and regulation of the FRB, the FDIC and the OCC. These regulators have the power to enjoin “unsafe or unsound practices,” require affirmative action to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, direct an increase in capital, restrict the growth of a bank, assess civil monetary penalties, and remove a bank’s officers and directors.

The operations of the Bank are subject to numerous statutes and regulations. Such statutes and regulations relate to required reserves against deposits, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches, and other aspects of the Bank’s operations. Various consumer laws and regulations also affect the operations of the Bank, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting, and privacy of non-public financial information.

The Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder, which govern certain transactions, such as loans, extensions of credit, investments and purchases of assets between member banks and their affiliates, including their parent holding companies. These restrictions limit the transfer of funds to the Company in the form of loans, extensions of credit, investments or purchases of assets (collectively, “Transfers”), and they require that the Bank’s transactions with the Company be on terms no less favorable to the Bank than comparable transactions between the Bank and unrelated third parties. Transfers by the Bank to the Company are limited in amount to 10% of the Bank’s capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of the Bank’s capital and surplus. Furthermore, such loans and extensions of credit are also subject to various collateral requirements. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for acquisitions, and the payment of dividends, interest and operating expenses.

The Bank is prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from the Bank or the Company, and may not require the customer to promise not to obtain other services from a competitor as a condition to an extension of credit. The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit: (i) must be made on substantially the same terms (including interest rates and collateral) as, and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank or the imposition of a cease and desist order.

The deposits of the Bank are insured by the FDIC through the Insurance Fund to the extent provided by law. Under the FDIC’s risk-based insurance system, institutions insured through the Insurance Fund are currently assessed premiums based on eligible deposits, and depending upon the institutions’ capital position and other supervisory factors. Legislation also provides for assessments against institutions insured through the Insurance Fund which will be used to pay certain financing corporation (“FICO”) obligations. In addition to any Insurance Fund assessments, banks insured through the Insurance Fund are expected to make payments for the FICO obligations based on eligible deposits each year. The assessment is determined quarterly.

Regulations promulgated by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 place limitations on the ability of certain insured depository institutions to accept, renew or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, well-capitalized institutions may accept, renew or rollover such deposits without restriction, while adequately capitalized institutions may accept, renew or rollover such deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates). Undercapitalized institutions may not accept, renew or rollover such deposits.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with: (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured institution in danger of default. “Default” is defined generally as the appointment of a conservator or receiver, and “in danger of Default” is defined generally as the existence of certain conditions indicating that a “default” is likely to occur in the absence of regulatory assistance.

The federal regulators have adopted regulations and examination procedures promoting the safety and soundness of individual institutions by specifically addressing, among other things: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; (vi) ratio of classified assets to capital; (vii) minimum earnings; and (viii) compensation and benefits standards for management officials.

The FRB, the OCC and other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, and impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver for the assets of a regulated entity. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or its banking subsidiary, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potential civil monetary penalties.

Capital Adequacy

The FRB, the FDIC and the OCC have adopted risk-based capital adequacy guidelines for bank holding companies and banks under their supervision. Under these guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet instruments must be at least 4% and 8%, respectively.

The FRB, the FDIC and the OCC have also imposed a leverage standard to supplement their risk-based ratios. This leverage standard focuses on a banking institution’s ratio of Tier 1 capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, banking institutions that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%.

Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth, are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4%. As reflected in the following table, the risk-based capital ratios and leverage ratios of the Company and the Bank as of December 31, 2004 and 2003 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.

Capital Components and Ratios at December 31,
(dollars in thousands)

	2004		2003
	Company	Bank	Company	Bank
Capital components
Tier 1 capital	$33,852	$33,443	$27,283	$27,283
Total capital	35,474	30,629	33,324	33,324
Risk-weighted assets and off-balance sheet instruments	257,905	256,558	214,773	214,773
Risk-based capital ratio
Tier 1 capital	13.1%	13.0%	12.7%	12.7%
Total capital	14.3%	14.2%	13.9%	13.9%
Leverage ratio	8.1%	8.0%	8.3%	8.3%

The federal banking agencies, including the FRB and the OCC, maintain risk-based capital standards in order to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, the risk of non-traditional activities and equity investments in non-financial companies, as well as reflect the actual performance and expected risk of loss on certain multifamily housing loans. Bank regulators periodically propose amendments to the risk-based capital guidelines and related regulatory framework, and consider changes to the risk-based capital standards that could significantly increase the amount of capital needed to meet the requirements for the capital tiers described below. While the Company’s management studies such proposals, the timing of adoption, ultimate form and effect of any such proposed amendments on the Company’s capital requirements and operations cannot be predicted.

The federal banking agencies are required to take “prompt corrective action” in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements, FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier, or that of its bank holding company, depends upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered “well capitalized” if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater; and is not subject to any order or written directive to meet and maintain a specific capital level for an capital measure. An “adequately capitalized” bank holding company or bank is defined as one that has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 risk-based capital ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of (1)). A bank holding company or bank is considered (A) “undercapitalized” if it has: (i) a total risk-based capital ratio of less than 8%; (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of (1)); (B) “significantly undercapitalized” if the bank has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The FRB may reclassify a “well capitalized” bank holding company or bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. The Company and the Bank currently meet the definition of “well capitalized” institutions.

“Undercapitalized” depository institutions, among other things, are subject to growth limitations; are prohibited, with certain exceptions, from making capital distributions; are limited in their ability to obtain funding from a Federal Reserve Bank; and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is

“significantly undercapitalized.” Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. “Significantly undercapitalized” depository institutions may be subject to a number of additional requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Moreover, the parent holding company of a “significantly undercapitalized” depository institution may be ordered to divest itself of the institution or of non-bank subsidiaries of the holding company. “Critically undercapitalized” institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

Each federal banking agency prescribes standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and other standards as they deem appropriate. The FRB and the OCC have adopted such standards.

Financial Services Modernization and Other Recent Legislation

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) facilitates the interstate expansion and consolidation of banking organizations by permitting bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states, regardless of whether such acquisitions are authorized under the law of the host state. The Riegle-Neal Act also permits interstate mergers of banks, with some limitations, and the establishment of new branches on an interstate basis, provided that such actions are authorized by the law of the host state.

The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) permits banks, securities firms and insurance companies to affiliate under a common holding company structure. In addition to allowing new forms of financial services combinations, the GLB Act clarifies how financial services conglomerates will be regulated by the different federal and state regulators. The GLB Act amended by the BHCA and expanded the permissible activities of certain qualifying bank holding companies, known as financial holding companies. In addition to engaging in banking and activities closely related to banking, as determined by the FRB by regulation or order, financial holding companies may engage in activities that are financial in nature or incidental to financial activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Under the GLB Act, all financial institutions, including the Company and the Bank, are required to develop privacy policies, restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access.

USA PATRIOT Act

The USA PATRIOT Act of 2002 (the “Patriot Act”) imposes additional obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to prevent, detect and report instances of money laundering and the financing of terrorism. In addition, provisions of the Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Sarbanes-Oxley Act

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “SOA”) was signed into law. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA includes very specific additional disclosure requirements and new corporate governance rules; requires the SEC, the national securities exchanges and the national securities associations to adopt and implement disclosure and corporate governance standards; and mandates further studies or certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters: audit committees; required reporting on internal controls over financial reporting by management and auditors; certification of financial statements by a reporting company’s chief executive officer and chief financial officer, or their equivalent; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the 12-month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan blackout periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; the adoption of a code of ethics for the issuer’s principal executive officer and principal financial and accounting officers, and disclosure of any change or waiver of such code; “real time” filing of periodic reports; the formation of a public company accounting oversight board; auditor independence; and various increased civil and criminal penalties for violations of securities laws.

Some provisions of the SOA went into effect immediately (July 30, 2002), while others required the SEC to adopt implementing rules within specified periods. Nearly all of the implementing rules have been finalized by the SEC.

Monetary Policy and Economic Control

The commercial banking business is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of these agencies are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company cannot be predicted.

SUBSIDIARIES OF THE COMPANY

Evans National Financial Services, Inc. ENFS, a wholly-owned subsidiary of the Company, is a holding company for the financial services business of the Company, including ENBI.

ENB Insurance Agency, Inc. ENBI, a retail property and casualty insurance agency, is a wholly-owned subsidiary of ENFS, formed in connection with the acquisition of M&W Group, Inc. on September 1, 2000. ENBI is headquartered in Angola, New York, with offices located throughout Western New York in Derby, Eden, Gowanda, Hamburg, Lockport, North Boston, Silver Creek, South Dayton, Cattaraugus, Randolph and West Seneca. ENBI is a full-service insurance agency offering personal, commercial and financial services products. It also has a small consulting department. For the year ended December 31, 2004, ENBI had a premium volume of approximately $36.9 million and net premium revenue of $4.9 million.

ENBI’s primary market area is Erie, Chautauqua, Cattaraugus and Niagara counties. All lines of personal insurance are provided, including automobile, homeowner’s, boat, recreational vehicle, landlord and umbrella coverages. Commercial insurance products are also provided, consisting of property, liability, automobile, inland marine, workers compensation, bonds, crop and umbrella insurance. ENBI also provides the following financial services products: life and disability insurance, Medicare supplements, long term care, annuities, mutual funds, retirement programs and New York State Disability.

ENBI has a small consulting division which does work almost exclusively with school districts. The majority of the work is done in preparing specifications for bidding and reviewing existing insurance programs. The majority of the consulting accounts are located in central and eastern New York.

In the personal insurance area, the majority of ENBI’s competition comes from direct writers, as well as some small local agencies located in the same towns and villages in which ENBI has offices. In the commercial business segment, the majority of the competition comes from larger agencies located in and around Buffalo, New York. By offering the large number of carriers which it has available to its customers, ENBI has attempted to remain competitive in all aspects of its business.

ENBI is regulated by the New York State Insurance Department. It meets and maintains all licensing and continuing education requirements required by the State of New York.

Frontier Claims Services, Inc. FCS, a wholly-owned subsidiary of ENBI, provides insurance adjusting services for insurance companies. FCS is located in Buffalo, New York.

Evans National Bank. The Bank is a wholly-owned subsidiary of the Company. The Bank’s business is described above.

Evans National Leasing, Inc. ENL, a wholly-owned subsidiary of the Bank, was organized in December 2004 to acquire the business and substantially all of the assets, and assume certain liabilities, of M&C Leasing of West Seneca, New York. ENL provides direct financing leasing of commercial small-ticket general business equipment to companies located throughout the contiguous 48 United States.

ENB Associates Inc. ENB, a wholly-owned subsidiary of the Bank, provides non-deposit investment products, such as mutual funds and annuities, to Bank customers at Bank branch locations. ENB has an investment services agreement with O’Keefe Shaw & Co., Inc., through which ENB can purchase and sell securities to its customers.

Evans National Holding Corp. ENHC, a wholly-owned subsidiary of the Bank, holds certain real estate loans and provides management services. ENHC is operated as a REIT, which provides additional flexibility and planning opportunities for the business of the Bank.

Evans Capital Trust I. Evans Capital Trust I, a wholly-owned subsidiary of the Company, was organized solely to issue and sell certain securities representing undivided beneficial interests of the Trust and investing the proceeds thereof in certain debentures of the Company.

The Company currently operates in two reportable segments - banking and insurance. For the years ended December 31, 1999 and prior, the Company determined that its business was comprised of banking activity only. For disclosure of segmented operations, see Note 17 included in the Company’s Consolidated Financial Statements under Item 8 of this Report on Form 10-K.

EMPLOYEES

As of December 31, 2004, the Company had no direct employees. As of December 31, 2004, the following table summarizes the employment rosters of the Company’s subsidiaries:

	Full Time	Part Time
Bank	104	9
ENL	6	—
ENB	1	—
ENBI	46	5
FCS	6	—

	163	14

The Company’s subsidiaries have good relationships with their employees.

OTHER INFORMATION

The Company’s Internet address is www.evansbancorp.com. Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(A) or 15(d) of The Exchange Act, are available through the Company’s website as soon as reasonably practical after filing such material with, or furnishing it to, the SEC. We are providing the address of the Company’s Internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this Report on Form 10-K.

Item 2.	PROPERTIES

The Bank conducts its business from its administrative office and nine branch offices as of December 31, 2004; its tenth branch office opened in January 2005. The administrative office is located at One Grimsby Drive in Hamburg, New York, and was purchased in June 2004. The administrative office facility is 26,000 square feet and is owned by the Bank. This facility is occupied by the Office of the President and Chief Executive Officer, as well as the Administrative and Loan Divisions.

The Bank’s locations are as follows:

Use	Location	Ownership
Bank branch	14-16 North Main Street, Angola, NY	Own building and land
Bank branch	8599 Erie Road, Evans, NY	Own building and land
Bank branch	25 Main Street, Forestville, NY	Own building and land
Bank branch	6840 Erie Road, Derby, NY	Own building and land
Bank branch	7205 Boston State Road, North Boston, NY	Own building and land
Bank branch	5999 South Park Avenue, Hamburg, NY	Building lease
Bank branch	938 Union Road, West Seneca, NY	Building lease
Bank branch	3388 Sheridan Drive, Amherst, NY	Own building, lease land
Bank branch	4979 Transit Road, Lancaster, NY	Own building, lease land
Bank branch	2670 Delaware Avenue, Buffalo, NY (as of January 2005)	Own building, lease land

The Bank also operates in-school branch banking facilities in the West Seneca East High School, 4760 Seneca Street, West Seneca, New York and the West Seneca West High School, 3330 Seneca Street, West Seneca, New York. The in-school branches each have a cash dispensing style ATM located at the sites. There are no lease payments required.

During fiscal 2004, ENL operated from its leased offices at 1050 Union Road, Suite 2, West Seneca, New York. In February 2005, ENL relocated their offices to One Grimsby Drive, Hamburg, New York.

ENBI operates from its headquarters, a 9,300 square foot office located at 16 North Main Street, Angola, New York, which is owned by the Bank, and retail locations as follows:

Use	Location	Ownership
Retail and administration	5 Commercial Street, Angola, NY	Building lease
Retail location	265 Central Avenue, Silver Creek, NY	Building lease
Retail location	11 Main Street, Cattaraugus, NY	Building lease
Retail location	213 Pine Street, South Dayton, NY	Building lease
Retail location	7 Bank Street, Randolph, NY	Building lease
Retail location	8226 North Main Street, Eden, NY	Building lease
Retail location	25 Buffalo Street, Gowanda, NY	Building lease
Retail location	55 Main Street, Hamburg, NY	Building lease
Retail location	2628 Main Street, Lockport, NY	Building lease
Retail location	6840 Erie Road, Derby, NY	Bank-owned building and land
Retail location	5999 South Park Avenue, Hamburg, NY	Bank building lease
Retail location	938 Union Road, West Seneca, NY	Bank building lease
FCS location	1481 Harlem Road, Buffalo, NY	Building lease

Item 3.	LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party.

The nature of the Company’s business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Company, there are no proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely to the Company, would be material in relation to the Company’s financial condition. No material proceedings are pending or are known to be threatened or contemplated against the Company by governmental authorities.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2004.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES

Market. The Company’s common stock is quoted on The Nasdaq National Market system (“Nasdaq”) under the symbol EVBN, and has been quoted on Nasdaq since July 9, 2001. The Company distributed a 5% stock dividend declared on January 29, 2003 to shareholders of record on December 2, 2002; a 5% stock dividend on December 1, 2003 to shareholders of record on October 14, 2003; and a 5% stock dividend on December 30, 2004 to shareholders of record on December 9, 2004. All share and per share data contained in this Report on Form 10-K have been adjusted to reflect the stock dividends.

The following table shows, for the periods indicated, the high and low sales prices per share of the Company’s common stock as reported on Nasdaq for fiscal 2004 and 2003.

	2004		2003
QUARTER	High	Low	High	Low
FIRST	$24.30	$20.64	$21.78	$18.55
SECOND	$23.62	$21.10	$21.72	$18.74
THIRD	$23.28	$19.45	$21.53	$19.05
FOURTH	$27.17	$22.43	$23.14	$20.71

Holders. The approximate number of holders of record of the Company’s common stock at March 14, 2005 was 1,479.

Cash Dividends. The Company paid the following cash dividends on shares of the Company’s common stock during fiscal 2003 and 2004:

•	A cash dividend of $0.29 per share on April 1, 2003 to holders of record on March 11, 2003.

•	A cash dividend of $0.31 per share on October 1, 2003 to holders of record on September 10, 2003.

•	A cash dividend of $0.31 per share on April 6, 2004 to holders of record on March 16, 2004.

•	A cash dividend of $0.33 per share on October 4, 2004 to holders of record on September 10, 2004.

In addition, the Company has declared a cash dividend of $0.33 per share payable on April 4, 2005 to holders of record as of March 14, 2005.

All per share amounts have been adjusted to reflect the stock dividends described above. As a result of these adjustments, the amounts reported have been rounded for presentation purposes.

The amount, if any, of future dividends will be determined by the Company’s Board of Directors and will depend upon the Company’s earnings, financial conditions and other factors considered by the Board of Directors to be relevant. Banking regulations limit the amount of dividends that may be paid without prior approval of the OCC. See Notes 8 and 19 to the Company’s Consolidated Financial Statements included under Item 8 to this Report on Form 10-K.

Unregistered Sales of Equity Securities. On December 31, 2004, ENL acquired substantially all of the assets and business of M&C Leasing for an aggregate purchase price of approximately $1.2 million in cash, the assumption of $4.2 million in liabilities, plus up to approximately $0.5 million of potential earn-out payments payable to M&C Leasing if

ENL’s operations meet or exceed future annual performance targets. The earn-out payments are tied to the attainment by ENL of annual net income, before taxes targets for its fiscal years ended December 31, 2005, 2006, 2007, 2008 and 2009. Up to a maximum of $162,000 of the 2006 earn-out payment, if any, may be paid to M&C Leasing in shares of Company common stock. Whether or not shares of Company common stock are actually issued and, if so, the number of shares that may be issued will depend upon, among other things, ENL’s net income, before taxes, for its fiscal year 2006 and the average closing sales price (or bid price, if no sales price is reported) per share of the Company’s common stock for the 20 trading days immediately prior to the date of issuance, if at all, of Company common stock. Any shares issued pursuant to the earn-out will be issued in reliance upon an exemption from registration under Regulation D under the Securities Act.

Securities Sold Under Dividend Reinvestment Plan. On August 26, 1997, the Company filed a registration statement on Form S-3D with the SEC registering 50,000 shares of its common stock under the Securities Act for issuance under the Company’s Dividend Reinvestment Plan (the “DRIP”). The Company has recently discovered that the number of shares of its common stock that have been issued and sold under the DRIP is in excess of the number of shares registered by the Company. As a result, the additional shares were issued and sold without registration under the Securities Act, which may expose the Company to certain liabilities under the Securities Act. Based upon the Company’s preliminary assessment, the Company believes that 11,545 unregistered shares were issued, consisting of 4,070 shares in connection with a dividend paid on April 4, 2004 and 7,475 shares in connection with a dividend paid on October 4, 2004. No shares of common stock have been issued or sold under the DRIP since October 4, 2004.

The Company will evaluate whether an offer of rescission to those participants in the DRIP who received unregistered shares of its common stock is appropriate. In consideration of all relevant facts and circumstances, including the market prices of the Company’s common stock at relevant times, the Company does not believe that any liability arising out of this matter will have a material adverse effect on its financial condition or results of operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs.

				Maximum number (or
			Total number of shares	approximate dollar
	Total number	Average	purchased as part of	value) of shares that may
	of shares	price paid	publicly announced	yet be purchased under
Period	purchased	per share	plans or programs	the plans or programs
October 2004 (October 1, 2004 through October 31, 2004)	6,825	$22.73	6,825	27,275
November 2004 (November 1, 2004 through November 30, 2004)	5,985	$25.40	5,985	21,290
December 2004 (December 1, 2004 through December 31, 2004)	1,915	$26.54	1,915	19,375

Total	14,725	24.31	14,725	19,375

All of the foregoing shares were purchased in open market transactions. On October 22, 2003, the Company announced that its Board of Directors had authorized the purchase of up to 50,000 shares of the Company’s common stock over a two-year period. The Company did not make any repurchases during the quarter ended December 31, 2004 other than pursuant to this publicly announced program, and there were no other publicly announced plans outstanding as of December 31, 2004. The number of shares and average price paid per share have been retroactively restated to give effect to the 5% stock dividend issued in December 2004. The Company has placed such repurchased shares in the treasury and accounts for such shares on a first-in-first-out basis. All shares acquired during the fourth quarter of 2004 remained in the treasury as of December 9, 2004, the record date for the 5% stock dividend, and were affected by such stock dividend. The maximum number of shares authorized for repurchase by the Company have not been subject to adjustment for stock dividends based on Company program guidelines.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	As of and for the year ended December 31,
(Dollars in thousands except per share and ratio data)	2004	2003	2002	2001	2000
Balance Sheet Data
Assets	$429,042	$334,677	$288,711	$248,722	$224,549
Interest-earning assets	391,462	308,722	267,142	231,120	204,579
Investment securities	169,879	120,556	106,672	84,065	73,121
Loans, net	217,599	185,528	148,998	142,469	128,779
Deposits	301,928	266,325	239,507	204,260	186,701
Borrowings	79,364	25,388	8,111	9,661	4,409
Stockholders’ equity	35,474	33,324	30,862	26,961	25,179

Income Statement Data
Net interest income	$12,597	$10,846	$10,395	$9,110	$8,580
Non-interest income	8,572	7,666	5,474	4,528	3,648
Non-interest expense	14,779	12,739	10,650	9,531	7,535
Net income	4,509	4,069	3,606	2,579	3,223

Per Share Data
Earnings per share — basic	$1.74	$1.58	$1.41	$1.01	$1.27
Earnings per share — diluted	1.74	1.58	1.41	1.01	1.27
Cash dividends	0.64	0.60	0.51	0.42	0.36
Book value	13.68	12.98	11.99	10.56	9.89

Performance Ratios
Return on average assets	1.15%	1.25%	1.36%	1.09%	1.53%
Return on average equity	13.13	12.77	12.51	9.82	15.96
Net interest margin	3.53	3.64	4.27	4.18	4.39
Efficiency ratio *	68.00	67.91	66.61	67.39	60.72
Dividend payout ratio	36.77	37.71	36.18	41.44	27.89

Capital Ratios
Tier I capital to average assets	8.05%	8.30%	9.30%	9.60%	9.90%
Equity to assets	8.27	9.96	10.69	10.84	11.21

Asset Quality Ratios
Total non-performing assets to total assets	0.42%	0.27%	0.51%	0.66%	0.67%
Total non-performing loans to total loans	0.82	0.49	0.79	0.81	1.13
Net charge-offs to average loans	0.08	0.05	0.04	0.05	0.08
Allowance for loan losses to total loans	1.36	1.35	1.42	1.24	1.10
Allowance for loan losses to non-performing loans	166.05	276.47	179.27	153.04	97.96

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Report on Form 10-K for further information and analysis, including business acquisition discussions.

* The calculation of the efficiency ratio excludes amortization of intangibles and goodwill, for comparative purposes. The amounts excluded are $385 thousand, $168 thousand, $79 thousand, $340 thousand, and $110 thousand for 2004, 2003, 2002, 2001 and 2000, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This discussion is intended to compare the performance of the Company for the years ended December 31, 2004, 2003 and 2002. The review of the information presented should be read in conjunction with Item 1: “Business”; Item 6: “Selected Financial Data”; and Item 8: “Financial Statements and Supplementary Financial Data.”

The Company is a financial holding company registered under the BHCA. During 2004, the Company reorganized its corporate structure by creating a mid-tier wholly-owned subsidiary, ENFS, which was formed by a dividend in-kind of all of the assets and liabilities of ENBI from the Bank. The Company currently conducts its business through its two subsidiaries: the Bank and its subsidiaries, ENB, ENL and ENHC; and ENFS and its subsidiary, ENBI. Unless the context otherwise requires, the term “Company” refers to Evans Bancorp, Inc. and its subsidiaries. The Company conducts its business through its subsidiaries. It does not engage in any other substantial business.

The Company’s financial objectives are focused on earnings growth and return on average equity. Over the last five years, the Company’s compounded annual net income growth has been 17.3%. The compounded annual growth rate for gross loans and deposits for the last five years were 13.5% and 12.2%, respectively. To sustain future growth and to meet the Company’s financial objectives, the Company has defined a number of strategies. Five of the more important strategies include:

•	Expanding Bank market reach and penetration through de-novo branching and potential acquisitions;

•	Continuing growth of non-interest income through insurance agency internal growth and potential acquisitions;

•	Focusing on profitable customer segments;

•	Leveraging technology to improve efficiency and customer service; and

•	Maintaining a community based approach.

The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives. The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which in fiscal 2004 accounted for approximately 67% of total revenue. To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market of operation. To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.

The Company also considers non-interest income important to its continued financial success. Fee income generation is partly related to the loan and deposit operations, such as deposit service charges, as well as selling financial products, such as commercial and personal insurance through ENBI, non-deposit investment products through ENB and private wealth management services through a strategic alliance with Mellon Financial Services Corp.

While the Company reviews and manages all customer segments, it has focused increased efforts on four targeted segments: (1) high value consumers, (2) smaller businesses with credit needs under $250,000, (3) medium-sized commercial businesses with credit needs over $250,000 up to $4.8 million, and (4) commercial real estate and construction-related businesses. These efforts have resulted in material growth in the commercial and home equity portfolios, as well as core deposits during fiscal 2003 and 2004.

To support growth in targeted customer segments, the Bank has opened two de-novo branches during fiscal 2003 and 2004, with a third opened in January 2005. With all new and existing branches, totaling ten in January 2005, the Company has strived to maintain a local community based philosophy. The Bank has emphasized hiring local branch and lending personnel with strong ties to the specific local communities it enters and serves.

The Company has expanded through acquisition, especially in its Insurance Agency segment, where ENBI acquired three companies in 2004, including Ulrich & Company in October 2004 and Ellwood and Easy PA agencies in January 2004. The Company will typically enter a new market for the insurance agency segment through acquisition of an existing book of business.

The Company also entered the commercial small ticket direct financing lease business through the Bank’s acquisition of M&C Leasing on December 31, 2004. Operated as Evans National Leasing, the Company’s leasing business will be active throughout the 48 contiguous United States.

The Bank serves its market through 10 banking offices in Western New York, located in Amherst, Angola, Derby, Evans, Forestville, Hamburg, Lancaster, North Boston and West Seneca. The tenth, which opened in January 2005, is located in North Buffalo. The Company’s principal source of funding is through deposits, which it reinvests in the community in the form of loans and investments. Deposits are insured to the applicable limit by the Insurance Fund of the FDIC. The Bank is regulated by the OCC.

The Company operates in two reportable segments - banking activities and insurance agency activities.

All share and per share information presented is stated after giving effect to a 5% stock dividend paid on January 29, 2003 to shareholders of record on December 2, 2002; a 5% stock dividend paid on December 1, 2003 to shareholders of record on October 14, 2003; and a 5% stock dividend paid on December 30, 2004 to shareholders of record on December 9, 2004.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Company’s Consolidated Financial Statements and Notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements. Accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements included under Item 8 of this Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the Company’s Consolidated Financial Statements and how those values are determined.

Allowance for Loan Losses

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and valuation of goodwill to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable losses in the Bank’s loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 to the Consolidated Financial Statements included under Item 8 of this Report on Form 10-K describes the methodology used to determine the allowance for loan losses.

Goodwill

The amount of goodwill reflected in the Company’s Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the Company’s Consolidated Financial Statements included under Item 8 of this Report on Form 10-K discusses new accounting policies adopted by the Company during fiscal 2004 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent management believes the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to the Company’s Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Net Interest Income

Net interest income, the difference between interest income and fee income on earning assets, such as loans and securities, and interest expense on deposits and borrowings, provides the primary basis for the Company’s results of operations. These results are also impacted by non-interest income, the provision for loan losses, non-interest expense and income taxes. Net income of $4.5 million in 2004 consists of $3.9 million related to the Company’s banking activities and $0.6 million related to the Company’s insurance agency activities. The total net income of $4.5 million or $1.74 per share, basic and diluted in 2004 compares to $4.1 million or $1.58 per share, basic and diluted for 2003. All per share data reflects the 5% stock dividends paid on December 1, 2003 and December 30, 2004.

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

	2004 Compared to 2003			2003 Compared to 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:

Loans	$1,830	$(752)	$1,078	$1,460	$(1,316)	$144
Taxable securities	1,021	407	1,428	956	(1,284)	(328)
Tax-exempt securities	(135)	(23)	(158)	394	(93)	301
Federal funds sold	25	9	34	(1)	(11)	(12)
Time deposits in other banks	2	(6)	(4)	15	(2)	13

Total interest-earning assets	$2,743	$(365)	$2,378	$2,824	$(2,706)	$118

Interest paid on:

NOW accounts	$1	$(2)	$(1)	$2	$(23)	$(21)
Savings deposits	375	102	477	338	(157)	181
Time deposits	60	(353)	(293)	258	(836)	(578)
Federal funds purchased & other borrowings	583	(139)	444	245	(160)	85

Total interest-bearing liabilities	$1,019	$(392)	$627	$843	$(1,176)	$(333)

Net interest income, before the provision for loan losses, increased $1.8 million or 16.1% to $12.6 million in 2004, as compared to $10.8 million in 2003, an increase of 4.3% in 2003 over 2002. The increase in 2004 was attributable to the increase in average interest-earning assets of $59.3 million, and an increase of $58.5 million in average interest-bearing liabilities over 2003. This accounts, as indicated in the table above, for a net increase in net interest income due to volume of approximately $1.7 million in net interest income. The increase in net interest income due to volume increase on average earning assets was $2.7 million. The two most significant factors for the increase in average earning assets included higher average securities and loans outstanding, which totaled $152.7 million and $196.7 million in 2004, up 22.1% and 17.7%, respectively, from 2003’s averages of $125.1 million and $167.1 million.

The growth in average securities was largely attributable to the Company’s leverage strategy, which involved borrowing $30.0 million at various maturities from the FHLB and corresponding purchases of securities. The Company believes this strategy assists in utilizing excess capital.

Loan growth continues to be driven by commercial loan growth, which increased 16.0%, from $119.9 million average balance for 2003 to $139.0 million average balance in 2004. Additionally, the Company has begun to portfolio residential mortgages with shorter maturities as the interest rate market improved somewhat in 2004. Residential mortgages are included in consumer loans, which increased 21.8% from $49.3 million average balance in 2003 to $60.0 million in 2004.

The increase of $2.7 million in net interest income due to volume increases in average earning assets was offset by a $1.0 million decrease in net interest income from an increase in average interest-bearing liabilities. The increase in interest-bearing liabilities was largely attributable to an increase of $38.0 million or 34.6% in average savings deposits from $110.0 million in 2003 to $148.1 million in 2004. The largest increases in savings deposits included a successful introduction of a competitive retail savings account and the continued success of a municipal savings account, both of which offer money market equivalent rates.

Additionally, average other borrowed funds, including FHLB advances and trust preferred securities, increased 91.7% or by $13.6 million in 2004 compared to 2003. As discussed above, the increase was largely due to $30.0 million borrowed from the FHLB. Additionally, the Company raised $11.3 million through the issuance of Junior Subordinated Debentures. See Note 8 to the Consolidated Financial Statements included under Item 8 of this Report on Form 10-K for discussion of the Junior Subordinated Debentures.

In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities, changes in interest rates and spreads can impact net interest income. Net interest spread, or the difference between yield on earning assets and rate on interest-bearing liabilities, was 3.26% in 2004, down slightly from 3.28% in 2003. The yield on interest-earning assets decreased 18 basis points from 5.14% in 2003 to 4.96% in 2004, while the cost of interest-bearing liabilities decreased 16 basis points, from 1.86% in 2003 to 1.70% in 2004.

Net interest-free funds consist largely of non-interest-bearing deposit accounts and stockholders’ equity, offset by bank-owned life insurance and non-interest-earning assets, including goodwill and intangible assets. Average net interest-free funds totaled $57.4 million in 2004 compared to $56.7 million in 2003. The contribution of net interest-free funds to net interest margin was 0.27% in 2004, compared with 0.36% in 2003.

Reflecting the changes to the net interest spread and the contribution of interest-free funds as described above, the Company’s net interest margin decreased from 3.64% during 2003 to 3.53% during 2004.

During the second part of 2004, the FRB took numerous steps to increase the level of interest rates by increasing its benchmark overnight federal funds target rate by 125 basis points. The Company believes the continued efforts by the FRB to mitigate potential inflation through raising short-term interest rates, and the market trend indicating a flattening of the steepness of the treasury yield curve, will continue to challenge net interest margin in 2005.

The Bank regularly monitors its exposure to interest rate risk. Management believes that the proper management of interest-sensitive funds will help protect the Bank’s earnings against extreme changes in interest rates. The Bank’s Asset/Liability Management Committee (“ALCO”) meets monthly for the purpose of evaluating the Bank’s short-range and long-range liquidity position and the potential impact on capital and earnings as a result of changes in interest rates. The Bank has adopted an asset/liability policy that specifies minimum limits for liquidity and capital ratios. This policy includes setting ranges for the negative impact acceptable on net interest income and on the fair value of equity as a result of a shift in interest rates. The asset/liability policy also includes guidelines for investment activities and funds management. At its monthly meetings, ALCO reviews the Bank’s status and formulates its strategies based on current economic conditions, interest rate forecasts, loan demand, deposit volatility and the Bank’s earnings objectives.

Allowance for Loan Losses

The allowance for loan losses represents the amount charged against the Bank’s earnings to establish a reserve or allowance sufficient to absorb probable loan losses based on management’s evaluation of the Bank’s loan portfolio. Factors considered by the Bank’s management in establishing the allowance include the collectibility of individual loans, current loan concentrations, charge-off history, delinquent loan percentages, input from regulatory agencies and general economic conditions.

On a quarterly basis, management of the Bank meets to review and determine the adequacy of the allowance for loan losses. In making this determination, the Bank’s management analyzes the ultimate collectibility of the loans in the Bank’s portfolio by considering feedback provided by internal loan staff, the Bank’s loan review function and information provided by examinations performed by regulatory agencies.

The analysis of the allowance for loan losses is composed of three components: specific credit allocation, general portfolio allocation and a subjectively determined allocation. The specific credit allocation includes a detailed review of each loan in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure,” and an allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the internal credit rating of each loan, using the Bank’s historical loss experience and industry loss experience where the Bank does not have adequate or relevant experience.

The subjective portion of the allowance reflects management’s current assessment of the New York State and Western New York economies. Both have lagged behind national prosperity, which continues to remain unsettled. Marginal job growth, in conjunction with a declining population base, has left the Bank’s primary market more susceptible to potential credit problems. This is particularly true of commercial borrowers. Commercial loans represent a segment of significant past growth, as well as an area of concentration in the Bank’s real estate portfolio. Commercial real estate values may be susceptible to decline in an adverse economy. The Bank’s management believes that the Bank’s loan loss reserve complies with United States Generally Accepted Accounting Principles and regulations promulgated by the OCC, and is reflective of its assessment of the local environment, as well as a continued growth trend in commercial loans. For further discussion, see Note 1 to the Company’s Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

The Company’s provision for loan losses was $0.5 million in 2004 and 2003. Total non-performing loans amounted to $1.8 million at December 31, 2004, as compared to $0.9 million at December 31, 2003.

The following table provides an analysis of the allowance for loan losses, the total of charge-offs, non-performing loans and total allowance for loan losses as a percentage of total loans outstanding for the five years ended December 31:

	2004	2003	2002	2001	2000
		(in thousands)
Balance, beginning of year	$2,539	$2,146	$1,786	$1,428	$838
Provisions for loan losses	485	480	420	420	689
Addition to allowance from acquisition	130	—	—	—	—
Recoveries	60	8	16	18	6
Loans charged off	(215)	(95)	(76)	(80)	(105)

Balance, end of year	$2,999	$2,539	$2,146	$1,786	$1,428

Net Charge-offs to total loans	0.07%	0.05%	0.04%	0.04%	0.08%
Non-performing loans to total loans	0.82%	0.49%	0.79%	0.81%	1.13%
Allowance for loan losses to total loans	1.36%	1.35%	1.42%	1.24%	1.10%

An allocation of the allowance for loan losses by portfolio type over the past five years follows (dollars in thousands):

		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in	Balance	loans in	Balance	loans in	Balance	loans in	Balance	loans in
	Balance	each	at	each	at	each	at	each	at	each
	at 12/31/2004	category	12/31/2003	category	12/31/2002	category	12/31/2001	category	12/31/2000	category
	Attributable	to total	Attributable	to total	Attributable	to total	Attributable	to total	Attributable	to total
	to:	loans:	to:	loans:	to:	loans	to:	loans	to:	loans
Real estate Loans	$1,768	82.5%	$1,619	85.1%	$844	84.6%	$455	85.0%	$600	84.1%
Commercial Loans	618	13.0%	384	12.9%	259	13.5%	96	11.3%	96	11.4%
Consumer Loans	187	1.3%	147	1.4%	72	1.6%	74	2.2%	66	2.7%
All other Loans	—	1.1%	—	0.6%	—	0.3%	—	1.5%	—	1.8%
Direct financing leases	130	2.1%	—	—%	—	—%	—	—%	—	—%
Unallocated	296	—%	389	—%	971	—%	1,161	—%	666	—%

Total	$2,999	100.0%	$2,539	100.0%	$2,146	100.0%	$1,786	100.0%	$1,428	100.0%

Both the total increase in allowance for loan losses and allocation of the allowance to commercial loans are in response to the increase in total higher risk commercial loans. Commercial real estate mortgages represent 59.0% or $107.4 million of total real estate mortgages at December 31, 2004, as compared to 62.5% or $99.7 million at December 31, 2003. Commercial real estate contains mortgage loans to developers and owners of commercial real estate. Additionally, commercial loans, which represent loans to a wide variety of businesses, small and moderate across varying industries, comprises 13.0% of total loans or $28.8 million at December 31, 2004, as compared to 12.9% or $24.3 million at December 31, 2003. The increased allowance to commercial categories addresses the Bank’s strategic decision to continue growing this segment, as well as the local economy, which has lagged the national economy. Commercial loans are more susceptible to decreases in credit quality in cyclical downturns and the larger individual balances of commercial loan expose the Bank to larger losses. In addition, growth in the size of the commercial loan portfolio during 2004, and the increase in non-accrual loans at December 31, 2004, required additional allowance to provide for probable losses in these loans.

The allowance for loan losses is based on management’s estimate, and ultimate losses will vary from current estimates. Factors underlying the determination of the allowance for loan losses are continually evaluated by management based on changing market conditions and other known factors. Some factors underlying the allocation of loan losses have changed in 2004 as a result of the evaluation of underlying risk factors within each loan category. The underlying methodology to determine the adequacy of the allowance for loan losses is consistent with prior years.

Non-Interest Income

Total non-interest income increased approximately $0.9 million or 11.8% in 2004 over 2003. This compares to an increase of approximately $2.2 million or 40.0% in 2003 over 2002. Bank service charge income in 2004 remained consistent with 2003. Service charge income in 2003 increased approximately $0.7 million over 2002 due to the rollout of the Bank’s Safeguard Overdraft Service, an automated overdraft privilege service, and concentrated effort on increasing fee income in late 2002.

Insurance fee revenue in 2004 increased $1.4 million over 2003. The increased insurance fee revenue was primarily the result of acquisitions of Ellwood and Easy PA on January 2, 2004 and the acquisition of Ulrich on October 1, 2004.

Other year-to-date non-interest income decreased by $0.2 million over 2003. Commission fees and premium on loans sold also decreased in 2004 over 2003. These decreases are primarily attributed to the competitive interest rate environment during 2003, which resulted in more prepayment fees collected on refinanced loans and lower loan originations and sales volume in secondary markets compared to 2003, which was a high point in a historic refinancing period.

In 2004, the Bank continued to grow its ATM network, with the addition of 3 new offsite locations. Also, the Bank joined MoneyPass, a surcharge-free ATM network. This affiliation provides surcharge-free access to funds at a number of nationwide locations for our customers.

Gains realized on the sales of securities, totaled approximately $0.2 million in 2004 versus approximately $0.3 million in 2003.

Non-Interest Expense

Total non-interest expense increased approximately $2.0 million or 16.0% in 2004 over 2003. In 2004, the ratio of non-interest expense to average assets was 3.76% compared to 3.90% in 2003 and 4.01% in 2002. Non-interest expense categories include those most impacted by branch expansion and the increased operations of ENBI due to acquisitions: salaries and benefits, occupancy, advertising, and supplies, among others. Salary and benefit expense increased 16.4% during 2004 over 2003. Of the $1.1 million increase in salary and benefit expense in 2004 over 2003, the Bank’s operations represented approximately $0.6 million and ENBI represented approximately $0.5 million. The full operating year of the Lancaster branch of the Bank, increased loan staffing, ENBI expansion and merit increases contributed to the increased salary costs. ENBI acquired the business, assets and certain liabilities of the Easy PA and Ellwood insurance agencies, both located in Hamburg, New York, on January 2, 2004. On October 1, 2004, ENBI acquired Ulrich, a retail property and casualty insurance agency located in Lockport, New York, which contributed to ENBI’s salary and benefit increased expense in 2004.

Occupancy expense increased approximately $0.4 million or 24.1% from 2003 to 2004, primarily due to ENBI’s acquisition growth and the Bank’s new branch in Lancaster, New York and new administrative offices in Hamburg, New York.

Other expenses increased $0.1 million or approximately 5.9% in 2004. Expenses associated with Internet banking, ATM expense, telephone and data line costs, postage costs, maintenance on foreclosed properties, director fees and correspondent bank service charges fall under miscellaneous expenses. The increase reflects other transaction-based expenses related to the increased size and volume of the Bank’s business.

Amortization of intangibles has increased approximately $0.2 million, reflecting the three insurance agency acquisitions completed in 2004.

Taxes

The provision for income taxes in 2004 of $1.4 million reflects an effective tax rate of approximately 23.6%. This compares to $1.2 million or 23.1% in 2003. The Company continues to maintain a substantial investment in tax-advantaged municipal bonds, which contributes to its favorable tax position. Additionally, the Company benefits from favorable tax positions due to ENHC’s structure as a REIT and bank-owned life insurance income, which is not taxed.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

Net Income

Net income of $4.1 million in 2003 consisted of $3.7 million related to the Company’s banking activities and $0.4 million related to the Bank’s insurance agency activities. The total net income of $4.1 million or $1.58 per share, basic and diluted in 2003, compared to $3.6 million or $1.41 per share, basic and diluted for 2002.

Net Interest Income

Net interest income, before the provision for loan losses, increased $0.5 million or 4.3% to $10.8 million in 2003, as compared to $10.4 million in 2002, an increase of 14.1% from 2002 over 2001. This increase in 2003 is attributable to the increase in average interest-earning assts of $54.5 million versus an increase of $52.0 million in average interest-bearing liabilities over 2002. This accounts for a net increase due to volume of approximately $2.0 million in net interest income. The yield on interest-earning assets decreased 111 basis points from 6.25% to 5.14% in 2003, while the cost of interest-bearing liabilities decreased 68 basis points, from 2.54% in 2002 to 1.86% in 2003. These rate changes resulted in less of a decrease in rate related changes on interest expense versus interest income, or a net decrease in net interest income of approximately $1.5 million. The Bank’s net interest margin decreased from 4.27% during 2002 to 3.64% during 2003.

The decrease in net interest margin from 2002 to 2003 is due primarily to three factors: increased competition from both a loan and deposit pricing perspective, a decrease in the potential to adjust deposit rates significantly lower as a result of the historically low interest rate environment, and a large amount of activity in mortgage refinancing, which led to an acceleration of amortization on investment securities purchased at a premium that were backed by mortgages.

Allowance for Loan Losses

In 2003, the Company’s provision for loan losses was $0.5 million, as compared to $0.4 million in 2002. Total non-performing loans amounted to $0.9 million at December 31, 2003, as compared to $1.2 million at December 31, 2002.

Both the total increase in allowance for loan losses and allocation of the allowance to commercial loans are in response to the increase in total higher risk commercial loans. Commercial real estate mortgages represent 62.5% or $99.7 million of total real estate mortgages at December 31, 2003, as compared to 61.1% or $77.9 million at December 31, 2002. Commercial real estate loans represent mortgage loans to developers and owners of commercial real estate. Additionally, commercial loans, which represent loans to a wide variety of businesses, small and moderate across varying industries, comprised 12.9% of total loans or $24.3 million at December 31, 2003, as compared to 13.5% of $20.5 million at December 31, 2002. The increased allowance and allocation to commercial categories addressed the Bank’s strategic decision to continue growing this segment. Commercial loans are more susceptible to decreases in credit quality in cyclical downturns and the larger individual balances of commercial loans expose the Bank to larger losses. In addition, growth in the size of the commercial loan portfolio during 2003 required additional allowance to provide for probable losses in these loans.

Non-Interest Income

Total non-interest income increased approximately $2.2 million or 40.0% in 2003 over 2002. Bank service charge income in 2003 increased approximately $0.7 million over 2002 due to a concentrated effort on increasing fee income in late 2002 and early 2003, and the rollout of the Bank’s Safeguard Overdraft Service in early 2003. Income from ENBI in 2003 accounted for approximately $0.5 million of the increase in non-interest income. Income earned on bank-owned life insurance increased approximately $0.3 million over 2002 as a result of a $6.2 million bank-owned life insurance purchase in February 2003.

The competitive interest rate environment resulted in prepayment fees collected on refinanced loans totaling an additional $0.3 million in 2003. New mortgage volume and refinancings also increased appraisal fees and premiums received on residential mortgages sold to the FNMA for approximately $0.1 million in 2003. ENB also benefited from the low interest rate environment as customers searched for higher yields in mutual funds and annuities. ENB’s revenue increased $44 thousand in 2003 as compared to 2002.

Additionally, the Bank grew its ATM network with the addition of six new offsite locations during 2003. Also, the usage of the Bank’s point-of-sale debit cards increased. The ATM and debit card data services collectively provided approximately an additional $0.2 million in fees in 2003 as compared to 2002.

Gains realized on the sales of securities totaled approximately $0.3 million in 2003 versus an approximate $0.1 million gain realized in 2002. During 2003, the Bank recognized losses on sales and write downs in the carrying value of foreclosed real estate of $0.03 million versus losses of $0.1 million in 2002.

Non-Interest Expense

Total non-interest expense increased approximately $2.1 million or 19.6% in 2003 over 2002. In 2003, the ratio of non-interest expense to average assets was 3.90% compared to 4.01% in 2002. Non-interest expense categories include those most impacted by branch expansion and the operations of ENBI and ENB: salaries and benefits, occupancy, advertising and supplies, among others. Salary and benefit expense increased 23.1% in 2003 over 2002. Of the $1.3 million increase in salary and benefit expense in 2003 over 2002, the Bank’s operations contributed approximately $1.0 million and ENBI contributed approximately $0.3 million. The addition of the Bank’s Lancaster branch, full operating year of the Bank’s Amherst branch, increased loan staffing, ENBI expansion and merit increased contributed to the increased salary cost. ENBI acquired the business, assets and certain liabilities of the Gutekunst Agency in the beginning of 2003, and completed a full year of operations of FCS, acquired on January 1, 2003, which contributed to its increased salary and benefits.

Occupancy expense increased approximately $0.1 million or 8.8% from 2002 to 2003. ENBI’s acquisition of FCS and a full year operation of the Bank’s Amherst branch location increased related occupancy expenses: utilities, rent and depreciation, among others. Professional services expense increased $0.1 million or 15.4% in 2003 versus 2002, due in part to the Bank’s engagement of an outside consulting firm for a revenue enhancement project and engagement of attorneys to prepare and review new employee benefit plans in 2003.

Other expenses increased $0.4 million or approximately 21.3% in 2003 over 2002. Expenses associated with Internet banking, ATM expense, telephone and data line costs, postage costs, maintenance on foreclosed properties, director fees and correspondent bank service charges fall under other expenses. Additionally, other expenses increased due to costs associated with the Bank’s conversion to a next generation item processing data center environment, which resulted in increased capacity, capability and opportunity for future efficiencies.

Taxes

The provision for income taxes in 2003 of $1.2 million reflects an effective tax rate of approximately 23.1%. This compares to $1.2 million or 24.9% in 2002. One reason for the decrease in the effective tax rate was the establishment of ENHC as a REIT, which provided flexibility and planning opportunities for the Bank, as well as state tax benefits. Also, the additional bank-owned life insurance income earned in 2003 improved the Bank’s effective tax rate. The Bank continues to maintain a substantial investment in tax-advantaged municipal bonds, which contributes to its favorable tax position.

FINANCIAL CONDITION

The Company had total assets of $429.0 million at December 31, 2004, an increase of $94.3 million or 28.2% over $334.7 million at December 31, 2003. Net loans of $217.6 million increased 17.3% or $32.1 million over 2003. Securities increased $49.3 million or 40.9%, goodwill increased $6.3 million and intangible assets increased $2.0 million. Deposits grew by $35.6 million or 13.4%. Other borrowed funds increased $42.6 million. Stockholders’ equity increased $2.2 million or 6.5%. Net unrealized gains/losses on investment securities held by the Bank decreased $2.2 million over 2003, due to an increasing interest rate environment, which reduced the fair value of the Bank’s securities portfolio.

Loans

Loans comprised 55.1% of the Company’s total average earning assets in 2004. Actual year-end balances increased 17.3% versus an increase of 24.5% in 2003 and 4.6% in 2002. The Company continues to focus its lending on commercial and residential mortgages, commercial loans and home equity loans. Commercial mortgages make up the largest segment of the portfolio at 48.7% of total loans. Residential mortgages comprise 17.4% of the loan portfolio and 12.6% are home equity loans. Other commercial loans account for 13.0% of outstanding loans. Commercial loans total $28.8 million at December 31, 2004, reflecting an 18.4% or $4.5 million increase for 2004 over 2003. Residential mortgages totaled $38.5 million at December 31, 2004, reflecting a 27.6% or $8.3 million increase in 2004 over 2003. Prior to fiscal 2004, a significant portion of fixed rate residential mortgages originated were sold to the secondary market in order to minimize interest rate risk in the Bank’s portfolio. In 2004, the Bank originated and retained fixed rate residential real estate loans with shorter maturities, reflecting the improving interest rate environment.

At December 31, 2004, the Bank had a loan/deposit ratio of 72.1%. This compares to a loan/deposit ratio of 69.7% at December 31, 2003.

At December 31, 2004, the Bank retained the servicing rights to $29.2 million in long-term mortgages sold to the FNMA. This compares to a loan servicing portfolio principal balance of $30.9 million at December 31, 2003. The arrangement that the Bank has with FNMA allows it to offer long-term mortgages without exposure to the associated interest rate risks, while retaining customer account relationships. In 2004 and 2003, the Bank sold loans to FNMA totaling approximately $2.6 million and $15.7 million, respectively. The Bank did not record any related asset to the servicing portfolio rights as management determined it is immaterial.

Securities and Federal Funds Sold

Securities and federal funds sold made up the remaining 44.7% of the Bank’s total average interest earning assets at December 31, 2004 compared to 43.7% at December 31, 2003. These categories provide the Bank with additional sources of liquidity and income. The Bank’s securities portfolio increased 40.9% at December 31, 2004 over December 31, 2003. It continues to have a large concentration in tax-advantaged municipal bonds, which make up 28.2% of the portfolio at December 31, 2004 versus 46.7% at December 31, 2003; US government-guaranteed mortgage-backed securities, which make up 52.5% of the portfolio at December 31, 2004 versus 34.4% at December 31, 2003; and U.S. government-sponsored agency bonds of various types, which comprise 17.2% of the total at December 31, 2004 versus 17.4% at December 31, 2003. As a member of both the Federal Reserve System and the Federal Home Loan Bank, the Bank is required to hold stock in those entities. These investments made up 2.1% of the portfolio at December 31, 2004 versus 1.5% of the portfolio at December 31, 2003. The credit quality of the securities portfolio is believed to be strong, with 96.1% of the securities portfolio carrying the equivalent of a Moody’s rating of AAA.

The large increase in the portfolio was, as previously discussed, due to the purchase of $30.0 million of securities after advances from the Federal Home Loan Bank of New York. The majority of the security purchases were of U.S. Government-sponsored mortgage-backed securities. The Company determined the benefit of cash flows from mortgage-backed securities offers benefits in the current interest rate environment. As a result of this strategy, the Company’s largest security portfolio concentration became U.S. Government-sponsored mortgage-backed securities during 2004 as opposed to New York State municipal securities, which had historically been the Company’s largest portfolio concentration.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact on prepayment rates. The Company uses a third-party developed computer simulation model to monitor the average life and yield volatility of mortgage pools under various interest rate assumptions.

Federal funds sold balances are largely maintained for liquidity purposes. The average balance maintained in federal funds sold increased slightly in 2004 to 2.0% of total average earning assets from 1.7% in 2003. At December 31, 2004, the Company was in a federal funds purchased position of $21.1 million, which is reported as part of “other borrowed funds” on the Company’s Consolidated Balance Sheets included under Item 8 of this Report on Form 10-K. The Company has attempted to take advantage of the relatively low cost of such funds for funding purposes as a result of the current rate environment. Additionally, during the last week of fiscal 2004, the Company incurred short-term liabilities to finance certain deposit runoff and the acquisition of M&C Leasing on December 31, 2004 for a cash payment of $1.2 million, assumption of $4.2 million in debt and up to approximately $0.5 million in earn-out payments.

The Company manages its available for sale securities portfolio on a total return basis. Management regularly reviews the performance of the Company’s securities and sells specific securities to enhance net interest income and net interest margin. The Company realized $0.2 million in net gains on these sales in 2004 and $0.3 million in net gains in 2003.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” outlines accounting and reporting requirements for investment securities. The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.” Securities designated as held to maturity are stated on the Company’s Consolidated Balance Sheets included under Item 8 of this Report on Form 10-K at amortized cost. Those designated as available for sale are reported at fair market value. At December 31, 2004, $3.1 million in securities were designated as held to maturity. These bonds are primarily municipal investments that the Bank has made in its local trade area.

The available for sale portfolio totaled $166.8 million or approximately 98.2% of the Bank’s securities portfolio at December 31, 2004. Net unrealized gains and losses on available for sale securities resulted in a net unrealized gain of $1.0 million at December 31, 2004, as compared to $3.1 million at December 31, 2003. Unrealized gains and losses on available for sale securities are reported, net of taxes, as a separate component of shareholders’ equity. At December 31, 2004, the impact to equity was a net unrealized gain of approximately $0.6 million.

Deposits

Total deposits increased $35.6 million or 13.4% in 2004 over 2003. Core deposit growth has been an area the Bank has focused on, and its success is evident in the 4.1% increase in demand deposits, 1.6% increase in NOW accounts and 34.3% increase in savings accounts. Time deposits of less than $100,000 decreased 9.5% in 2004. Several past certificate of deposit promotions matured in 2004, and the Company did not aggressively price to retain those funds. Alternatively, as discussed above, the Company has utilized lower-cost short-term borrowings to supplement funding.

Certificates of deposit in excess of $100,000 increased 8.4%. These funds are generally not considered core deposits. Many of these deposits are obtained from municipalities through the competitive bidding process. Certificates of deposit in excess of $100,000 have increased in 2003 and over the past several years due to the Bank’s expansion of its trade area.

Pension

The Company maintains a qualified defined benefit pension plan, which covers substantially all employees. Additionally, the Company has entered into individual retirement agreements with certain of its executive officers providing for unfunded supplemental pension benefits under the Company’s Supplemental Executive Retirement Plan (the “SERP”). The Company’s pension expense for all pension plans, including the SERP, approximated $0.5 million for each of the years ended December 31, 2004 and December 31, 2003, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the Company’s plan assets of 7.50% and 6.75% in 2004 and 2003, respectively; compensation rate increases of 4.75% in both 2004 and 2003 for the defined benefit pension plan and 5.00% in both 2004 and 2003 for the SERP.

The expected long-term rate of return on pension plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on pension plan targeted asset allocation. In evaluating compensation rate increases, the Company evaluated historical salary data as well as expected future increases. The Company will continue to evaluate its actuarial assumptions, including its expected rate of return and compensation rate increases at least annually, and will adjust as necessary.

The Company bases its determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 6.25% at September 30, 2003, for purposes of the Company’s defined benefit pension plan and at December 31, 2003, for purposes of the SERP, both of which are the measurement dates, to 6.00% for both plans at September 30, 2004 and December 31, 2004, respectively.

Liquidity

The Company utilizes cash flows from its investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. Advances of up to $16.0 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $10.0 million in federal funds from one of its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the FRB’s discount window. Additionally, the Bank has access to capital markets as a funding source.

The cash flows from the investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At December 31, 2004, approximately 2.0% of the Bank’s debt securities had maturity dates of one year or less, and approximately 19.9% had maturity dates of five years or less. At December 31, 2004, the Bank had net short-term liquidity of $2.4 million as compared to $6.7 million at December 31, 2003. The decrease in short-term liquidity at December 31, 2004 compared to December 31, 2003 was primarily due to an increase in the federal funds purchased position from $13.5 on December 31, 2003 to $21.1 million on December 31, 2004, which is reported as a part of “other borrowed funds” on the Company’s Consolidated Balance Sheets included in the Company’s Consolidated Financial Statements included under Item 8 of this Report on Form 10-K. The Bank has attempted to take advantage of the relatively low cost of funds for funding purposes as a result of the current interest rate environment. Additionally, seasonal fluctuations in municipal deposits are typically lowest at the end of the fiscal year until county tax receipts are received in

February. Available assets of $167.3 million, less public and purchased funds of $164.8 million, resulted in a long-term liquidity ratio of 102% at December 31, 2004, versus 123% at December 31, 2003.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. Management does not anticipate engaging in any activities, either currently or the long-term, for which adequate funding would not be available and would therefore result in significant pressure on liquidity.

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

	Payments due within time period at December 31, 2004
	(in thousands)
				Due After
	0-12 Months	1-3 Years	4-5 Years	5 Years	Total
Securities sold under agreement to repurchase	$7,306	$—	$—	$—	$7,306
Operating lease obligations	362	565	492	2,465	3,884
Other borrowed funds	28,699	11,621	14,714	13,000	68,034
Junior subordinated debentures	—	—	—	11,330	11,330

Total	$36,367	$12,186	$15,206	$26,795	$90,554

Interest expense on fixed rate debt	$1,240	$2,146	$1,640	$1,783	$6,809

The Company’s variable rate debt included in other borrowed funds is related to short-term funding which is used only to cover seasonal funding needs, which are undeterminable for a particular year.

At December 31, 2004, the Company had commitments to extend credit of $60.9 million compared to $45.5 million at December 31, 2003. For additional information regarding future financial commitment, this disclosure should be read in conjunction with Note 15 to the Company’s Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

Capital

The Company and Bank have consistently maintained regulatory capital ratios at, or above, well capitalized standards. For further detail on capital and capital ratios, see Note 19 to the Company’s Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

Total Company stockholders’ equity was $35.5 million at December 31, 2004, up from $33.3 million at December 31, 2003. Equity as a percentage of assets was 8.3% at December 31, 2004, compared to 10.0% at December 31, 2003. Book value per share of common stock rose to $13.68 at December 31, 2004, up from $12.98 at December 31, 2003.

To complete the acquisition of Ellwood Agency and Easy PA Insurance Agency by ENBI, the Company on January 2, 2004 issued 31,942 shares of common stock to the previous owners of the two insurance agencies. This resulted in an addition to stockholders’ equity of $0.7 million. For further detail, see Note 21 to the Company’s Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

Included in stockholders’ equity was accumulated other comprehensive income which reflects the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale. Net unrealized gains on available-for-sale investment securities were $0.6 million, or $0.22 per share of common stock, at December 31, 2004; $1.9 million, or $0.75 per share of common stock, at December 31, 2003; and $2.1 million, or $0.82 per share of common stock, at December 31, 2002. Such unrealized gains are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.

In September 2001, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s outstanding common stock over the following two years. In October of 2003, the Board approved a new repurchase plan for a two year time period. Shares are held for reissue in connection with the Company’s Stock Dividend Reinvestment Plan, the Company’s 1999 Stock Option and Long-Term Incentive Plan, as amended, and general corporate purposes. During 2004 and 2003, under these two plans, the Company repurchased 30,000 shares and 26,295 shares at a cost of $0.7 million and $0.6 million, respectively. Subject to ongoing capital and investment considerations, management intends to continue to repurchase shares in 2005 on an opportunistic basis pursuant to the repurchase plan.

The Company paid cash dividends per share of common stock of $0.64 in 2004, $0.60 in 2003, and $0.51 in 2002. The dividend payout is continually reviewed by management and the Company’s Board of Directors. The dividend payout ratio, which represents cash dividends paid, divided by net income, was 36.77%, 37.71%, and 36.18% for the years 2004, 2003, and 2002, respectively.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Bank’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Bank to interest rate risk, which occurs when assets and liabilities re-price at different times and by different amounts as interest rates change. As a result, net interest income earned by the Bank is subject to the effects of changing interest rates. The Bank measures interest rate risk by calculating the variability of net interest income in the future periods under various interest rate scenarios using projected balances for interest-earning assets and interest-bearing liabilities. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with the analysis of market values of the Bank’s financial instruments and changes to such market values given changes in the interest rates.

The Bank’s Asset Liability Committee, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a computer-based model that considers the impact of ongoing lending and deposit gathering activities, as well as interrelationships in the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on-or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and other financial instruments used for interest rate risk management purposes.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

	Calculated (decrease) increase
	in projected annual net interest income
	(in thousands)
Changes in interest rates	December 31, 2004	December 31, 2003
+200 basis points	$(497)	$515
-200 basis points	(425)	(1,390)

Many assumptions were utilized by the Company to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Company also assumed immediate changes in rates, including 200 basis point rate changes. In the event that a 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts, such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table, and changes in such amounts, are not considered significant to the Company’s projected net interest income.

Financial instruments with off-balance sheet risk at December 31, 2004 included $16.3 million in undisbursed lines of credit at an average interest rate of 4.7%; $5.4 million in fixed rate loan origination commitments at 8.6%; $37.0 million in adjustable rate loan origination commitments at 6.8%; and $2.1 million in adjustable rate letters of credit at an average rate of 6.5%.

The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected
maturity year ended
December 31,	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(Dollars in thousands)
Interest-Assets
Loans receivable, fixed	32,065	15,617	12,715	16,413	10,735	77,228	164,773	166,997
Average interest	6.01%	6.81%	6.70%	8.82%	6.52%	6.88%	6.86%	6.86%
Loans receivable, adj.	10,709	5,878	5,880	3,336	2,370	27,652	55,825	55,825
Average interest	6.00%	5.89%	5.55%	5.75%	6.24%	5.01%	5.44%	5.44%
Deposits in other banks	984	—	—	—	—	—	984	984
Average interest	1.60%	—	—	—	—	—	1.60%	1.60%
Investment securities	3,359	3,025	7,356	11,872	8,139	136,128	169,879	169,879
Average interest	2.68%	2.89%	3.23%	3.70%	4.02%	4.58%	4.37%	4.37%

Interest - Liabilities
Interest bearing deposits	222,808	14,044	2,433	8,120	510	—	247,915	247,490
Average interest	1.38%	3.24%	2.87%	3.90%	3.46%	—	1.59%	1.59%
Borrowed funds & Securities sold under agreements to repurchase	36,005	2,859	8,762	663	14,051	13,000	75,340	73,987
Average interest	2.07%	3.02%	2.53%	3.18%	2.96%	3.46%	2.84%	2.84%
Junior subordinated debentures						11,330	11,330	11,330
Average interest						4.72%	4.72%	4.72%

When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities increases or decreases. As a part of the Company’s asset/liability policy, the Company has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. The Bank’s securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At year-end, the impact to equity as a result of marking available for sale securities to market was an unrealized gain of $0.6 million. On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 200 basis points. At December 31, 2004, the Company determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements. The Company’s and the Bank’s capital ratios are also reviewed on a quarterly basis.

Capital Expenditures

The Company continues to pursue de novo branching to expand the Bank’s market. At December 31, 2004, the Bank had not committed to purchase any new facilities; however, opportunities may arise during 2005. Other planned expenditures include replacing a number of personal computers, replacing and adding automated teller machines (ATMs) and miscellaneous other equipment. The Company believes it has a sufficient capital base to support these known and potential capital expenditures with current assets and retained earnings.

Impact of Inflation and Changing Prices

There will continually be economic events, such as the changes in the economic policies of the FRB that will have an impact on the profitability of the Company. Inflation may result in impaired asset growth, reduced earnings and substandard capital ratios. The net interest margin can be adversely impacted by the volatility of interest rates throughout the year. Since these factors are unknown, management attempts to structure the balance sheet and re-pricing frequency of assets and liabilities to avoid a significant concentration that could result in a negative impact on earnings.

Segment Information

In accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments have been determined based upon its internal profitability reporting system, which are comprised of banking activities and insurance agency activities.

The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank. This includes the operations of ENB, which provides non-deposit investment products and will include ENL, which provides direct financing leasing. Net income from banking activities was $3.9 million in 2004, which represents a $0.2 million or 5.2% increase over 2003. The increase in net income from banking activities was driven by significant increases in non-interest income. Total assets of the banking activities segment increased $86.8 million or 26.3% during 2004 to $416.4 million at December 31, 2004, due primarily to normal banking activities and growth in deposits which were utilized to fund loans, the investment securities portfolio, and the ENL purchase of M&C Leasing on December 31, 2004, which included $4.5 million in net receivables and $1.5 million of goodwill.

The insurance activities segment includes activities of ENBI, which is a retail property and casualty insurance agency with twelve locations in the Western New York area. Growth in the overall ENBI property and casualty lines of business, as well as the acquisition of the business of Ulrich on October 1, 2004 and the acquisitions of Easy PA and Ellwood on January 1, 2004, contributed to the improvement in total revenue in 2004 of $1.4 million or 40.7% over 2003. Net income from insurance activities was $0.6 million in 2004, which represents a $0.3 million or 70.9% increase from 2003. Total assets of the insurance activities segment increased $7.6 million or 150% during 2004 to $12.6 million at December 31, 2004, due primarily to the acquisition of the businesses of Ulrich, Ellwood and Easy PA during 2004.

Fourth Quarter Results

Net income was $1.2 million, or $0.46 per diluted share, for the quarter ended December 31, 2004 as compared to $1.0 million, or $0.38 per diluted share, for the quarter ended December 31, 2003.

Net interest income of $3.2 million for the fourth quarter 2004 represented a $0.2 million increase from the fourth quarter 2003, primarily as a result of growth in interest-earning assets. The net interest margin for the fourth quarter 2004 was 3.29% as compared to 3.88% for the fourth quarter 2003, primarily resulting from strategies such as the leverage taken by the Company with Federal Home Loan Bank borrowings and corresponding investment portfolio purchases, the $11.3 million offering of issuance of junior subordinated debentures, and the increasing cost of funds related to growth in higher costing deposits such as Muni-vest and the Bank’s new retail money market account.

Non-interest income was $2.3 million for the fourth quarter 2004, an increase of $0.6 million or 35.8%, over fourth quarter 2003, primarily as a result of increased insurance fee revenue. Insurance fee revenue increased $0.7 million, or 97.3% over the prior year quarter and was partially offset by a $0.1 million decline in loan-related fees. The increased insurance fee revenue in the quarter was primarily the result of ENBI’s acquisition of Ulrich on October 1, 2004 and its acquisition of Ellwood and Easy PA on January 2, 2004. The decrease in loan-related fees reflected lower loan originations and sales volume in secondary markets compared to fourth quarter 2003, which was a high point in a historic refinancing period.

Non-interest expense was $3.9 million for the fourth quarter of 2004, an increase of $0.7 million, or 20.4%, over the fourth quarter of 2003. A component of the increase was an additional $0.4 million in salary and employee benefit expense related to Company growth and merit pay increases awarded in early 2004, as well as an increase in the number of employees related to the insurance agency acquisitions. Additionally, occupancy expense increased $0.1 million over fourth quarter 2003 primarily due to Company growth, including the insurance agency location in Lockport, New York and the Bank’s new administrative offices in Hamburg, New York.

Recent Accounting Standards

On January 1, 2003, the Company implemented the provisions of Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which was an interpretation of a number of FASB statements. FIN 45 elaborates on the disclosures to be made by a guarantor in its periodic financial statements. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” and revised it in December 2003 with the issuance of FIN 46r. These interpretations clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. These interpretations require an enterprise to consolidate a variable interest entity (as defined in FIN 46) if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected returns if they occur, or both. These interpretations apply to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of FIN 46 and FIN 46r resulted in the Company not eliminating in consolidation the assets, liabilities, equity and operations of Evans Capital Trust I, a statutory trust established for the purpose of issuing and selling certain securities representing undivided beneficial interests in the assets of the Trust and investing the proceeds thereof in certain junior subordinated debentures of the Company.

In December 2003, the American Institute of Certified Public Accounts’ Accounting Standards Executive Committee issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all non-governmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The provisions of this SOP are not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), an amendment of SFAS No. 123 which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide services in exchange for the award.

SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Effective January 1, 2003, the Company has recognized expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123, “Accounting for Stock Based Compensation.” The provisions of SFAS No. 123R will not have a material impact on the Company’s Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Response to this item is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity” and “Market Risk,” and is incorporated by reference into this item.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Evans Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of income, stockholders’ equity, and cash flows of Evans Bancorp, Inc. and subsidiaries for the year ended December 31, 2002, were audited by other auditors whose report dated January 28, 2003 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP March 8, 2005
Buffalo, New York

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Evans Bancorp, Inc.
Angola, New York

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Evans Bancorp, Inc. and subsidiary (the “Company”) for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE AND TOUCHE LLP

BUFFALO, NEW YORK
JANUARY 28, 2003

EVANS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(in thousands, except share and per share amounts)

	2004	2003
ASSETS
Cash and cash equivalents:
Cash and due from banks	$8,124	$8,509
Interest bearing deposits at other banks	984	98
Securities:
Available for sale, at fair value	166,817	116,807
Held to maturity, at amortized cost	3,062	3,749
Loans, net of allowance for loan losses of $2,999 in 2004 and $2,539 in 2003	217,599	185,528
Properties and equipment, net	7,747	5,982
Goodwill	9,219	2,945
Intangible assets	3,170	1,177
Bank-owned life insurance	7,943	7,323
Other assets	4,377	2,559

TOTAL ASSETS	$429,042	$334,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$54,013	$51,885
NOW	11,650	11,464
Regular savings	141,775	105,599
Time	94,490	97,377

Total deposits	301,928	266,325
Other borrowed funds	68,034	25,388
Junior subordinated debentures	11,330	—
Securities sold under agreements to repurchase	7,306	5,460
Other liabilities	4,970	4,180

Total liabilities	393,568	301,353

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 2,615,123 and 2,582,208 shares issued, respectively, and 2,592,423 and 2,566,499 shares outstanding, respectively	1,307	1,230
Capital surplus	23,361	19,359
Retained earnings	10,808	11,145
Accumulated other comprehensive income, net of tax	563	1,918
Less: Treasury stock, at cost (22,700 and 15,709 shares, respectively)	(565)	(328)

Total stockholders’ equity	35,474	33,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$429,042	$334,677

See notes to consolidated financial statements.

EVANS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except share and per share amounts)

	2004	2003	2002
INTEREST INCOME:
Loans	$11,815	$10,737	$10,593
Federal funds sold/Interest bearing deposits at other banks	109	79	79
Securities:
Taxable	3,654	2,226	2,553
Non-taxable	2,130	2,288	1,987

Total interest income	17,708	15,330	15,212
INTEREST EXPENSE
Deposits	4,047	3,864	4,282
Borrowings	932	620	535
Junior subordinated debentures	132	—	—

Total interest expense	5,111	4,484	4,817
NET INTEREST INCOME	12,597	10,846	10,395
PROVISION FOR LOAN LOSSES	485	480	420

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,112	10,366	9,975
NON-INTEREST INCOME:
Bank service charges	1,890	1,812	1,096
Insurance service and fees	4,916	3,495	2,947
Commission fees	137	272	228
Net gain on sales of securities	245	271	111
Losses on foreclosed real estate	—	(27)	(139)
Premium on loans sold	17	124	59
Bank-owned life insurance	356	460	115
Life insurance proceeds	—	—	185
Other	1,011	1,259	872

Total non-interest income	8,572	7,666	5,474

NON-INTEREST EXPENSE
Salaries and employee benefits	7,927	6,813	5,533
Occupancy	1,805	1,454	1,337
Supplies	290	282	231
Repairs and maintenance	439	377	412
Advertising and public relations	337	263	206
Professional services	734	711	616
Amortization of intangibles	385	168	79
Other insurance	349	298	280
Other	2,513	2,373	1,956

Total non-interest expense	14,779	12,739	10,650

INCOME BEFORE INCOME TAXES	5,905	5,293	4,799

INCOME TAXES	1,396	1,224	1,193

NET INCOME	$4,509	$4,069	$3,606

Net income per common share – basic	$1.74	$1.58	$1.41

Net income per common share – diluted	$1.74	$1.58	$1.41

Weighted average number of basic common shares	2,595,685	2,572,851	2,563,769

Weighted average number of diluted shares	2,597,489	2,573,053	2,563,769

See notes to consolidated financial statements.

EVANS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total
BALANCE – December 31, 2001	$1,103	$13,727	$11,464	$666	$—	$26,960

Comprehensive income:
2002 net income			3,606			3,606
Unrealized gain on available for sale securities, net of reclassification adjustment and tax effect				1,437		1,437
Additional minimum pension liability, net of tax effect - $102				(161)		(161)

Total comprehensive income						4,882

Cash dividends ($.51 per common share)			(1,305)			(1,305)
Issuance of 9,423 shares under dividend reinvestment plan	5	159				164
Purchase of 1,100 shares for treasury					(23)	(23)
Issued 8,546 shares under dividend reinvestment plan	4	163				167
Re-issuance of 800 shares of treasury stock under dividend reinvestment plan					17	17
Stock dividend 5 percent	55	2,530	(2,585)			—

BALANCE – December 31, 2002	1,167	16,579	11,180	1,942	(6)	30,862

Comprehensive income:
2003 net income			4,069			4,069
Unrealized loss on available for sale securities, net of re-classification adjustment and tax effect				(185)		(185)
Additional minimum pension liability, net of tax effect - $102				161		161

Total comprehensive income						4,045

Cash dividends ($.60 per common share)			(1,534)			(1,534)
Stock option expense		103				103
Fractional shares paid in cash on stock dividend			(28)			(28)
Issued 8,618 shares under dividend reinvestment plan	5	185				190
Purchase of 26,295 shares for treasury					(576)	(576)
Re-issuance of 4,618 shares under dividend reinvestment plan			(20)		101	81
Re-issuance of 7,948 shares under dividend reinvestment plan			8		173	181
Stock dividend 5 percent	58	2,492	(2,530)		(20)	—

BALANCE – December 31, 2003	1,230	19,359	11,145	1,918	(328)	33,324

Comprehensive income:
2004 net income			4,509			4,509
Unrealized loss on available for sale securities, net of reclassification adjustment and tax effect				(1,320)		(1,320)
Additional minimum pension liability, net of tax effect - $22				(35)		(35)

Total comprehensive income						3,154

Cash dividends ($.64 per common share)			(1,659)			(1,659)
Stock option expense		165				165
Re-issuance of 14,947 shares under dividend reinvestment plan			18		340	358
Issued 31,942 shares for Ellwood and Easy PA acquisition	15	708				723
Re-issuance of 8,602 shares under Employee Stock Purchase Plan			(31)		200	169
Fractional shares paid in cash on stock dividend			(16)			(16)
Stock dividend 5 percent	62	3,129	(3,158)		(33)	—
Purchase of 30,000 shares for treasury					(744)	(744)

BALANCE – December 31, 2004	$1,307	$23,361	$10,808	$563	$(565)	$35,474

See notes to consolidated financial statements.

EVANS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands)

	2004	2003	2002
OPERATING ACTIVITIES:
Interest received	$17,971	$16,087	$15,734
Fees received	8,266	7,015	5,141
Interest paid	(5,106)	(4,541)	(4,952)
Cash paid to employees and suppliers	(13,298)	(12,046)	(9,858)
Income taxes paid	(1,772)	(1,174)	(1,315)

Net cash provided by operating activities	6,061	5,341	4,750

INVESTING ACTIVITIES:
Available for sale securities:
Purchases	(97,341)	(100,522)	(70,219)
Proceeds from sales	17,235	26,908	7,554
Proceeds from maturities	27,664	59,955	43,580
Held to maturity securities:
Purchases	(3,994)	(3,126)	(4,114)
Proceeds from maturities	3,796	3,018	1,926
Cash paid for bank-owned life insurance	(264)	(6,200)	—
Additions to properties and equipment	(2,497)	(1,005)	(1,892)
Increase in loans, net of repayments	(30,594)	(52,541)	(18,954)
Proceeds from sales of loans	2,553	15,732	11,989
Proceeds from sale of other real estate owned	—	248	69
Acquisitions	(12,537)	(254)	(62)

Net cash used in investing activities	(95,979)	(57,787)	(30,123)

FINANCING ACTIVITIES:
Proceeds from borrowing	47,495	19,609	2,662
Proceeds from junior subordinated debentures	11,330	—	—
Repayments of long-term borrowings	(3,003)	(3,415)	(2,160)
Increase in deposits	35,603	26,878	35,246
Dividends paid, net	(1,659)	(1,534)	(1,305)
Fractional shares paid in cash on stock dividends	(16)	(28)	—
Purchase of treasury stock	(744)	(576)	(23)
Re-issuance of treasury stock	527	262	17

Net cash provided by financing activities	89,533	41,196	34,437

Net (decrease) increase in cash and cash equivalents	(385)	(11,250)	9,064

CASH AND CASH EQUIVALENTS:
Beginning of year	8,509	19,759	10,695

End of year	$8,124	$8,509	$19,759

(Continued)

EVANS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands)

	2004	2003	2002
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$4,509	$4,069	$3,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,670	1,246	1,062
Deferred tax (benefit) expense	(54)	171	148
Provision for loan losses	485	480	420
Net (gain) loss on sales of assets	(239)	(244)	28
Premiums on loans sold	(17)	(124)	(59)
Proceeds from life insurance	—	—	(185)
Stock options expense	165	103	—
Changes in assets and liabilities affecting cash flow:
Other assets	953	(261)	(260)
Other liabilities	(1,411)	(99)	(10)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$6,061	$5,341	$4,750

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENTS AND FINANCIAL ACTIVITIES

Acquisition of insurance agencies:
Fair value of
Assets acquired, non-cash	$861	$256	$458
Liabilities assumed	—	256	458
Securities issued	723	—	—

See notes to consolidated financial statements.	(Concluded)

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and General - Evans Bancorp, Inc. (the “Company”) was organized as a New York business corporation and incorporated under the laws of the State of New York on October 28, 1988 for the purpose of becoming a bank holding company. Through August 2004, the Company was registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956, as amended. In August 2004, the Company filed for, and was approved as, a Financial Holding Company under the Bank Holding Company Act. Subsequent to this change, the Company reorganized its corporate structure by creating a mid-tier wholly-owned subsidiary, Evans National Financial Services, Inc., which was formed by a dividend in-kind of all of the assets and liabilities of ENB Insurance Agency, Inc. from Evans National Bank. The Company currently conducts its business through its two subsidiaries: Evans National Bank (the “Bank”), a nationally chartered bank, and its subsidiaries, ENB Associates Inc. (“ENB”), Evans National Leasing, Inc. (“ENL”) and Evans National Holding Corp. (“ENHC”); and Evans National Financial Services, Inc. (“ENFS”) and its subsidiary, ENB Insurance Agency, Inc. (“ENBI”). Unless the context otherwise requires, the term “Company” refers to Evans Bancorp, Inc. and its subsidiaries. The Company conducts its business through its subsidiaries. It does not engage in any other substantial business.

Regulatory Requirements – The Company is subject to the rules, regulations, and reporting requirements of various regulatory bodies, including the Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”), and the Securities and Exchange Commission (“SEC”).

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, the Bank and subsidiaries. All material inter-company accounts and transactions are eliminated in consolidation.

Accounting Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities – Securities which the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are stated at cost, adjusted for discounts and premiums that are recognized in interest income over the period to the earlier of the call date or maturity using a method that approximates level yield. These securities represent debt issuances of local municipalities in the Bank’s market area for which market prices are not readily available. The amortized cost of the securities approximates market value. Management periodically evaluates the financial condition of the municipalities for impairment.

Securities classified as available for sale are stated at fair value with unrealized gains and losses excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity. Gains and losses on sales of securities are computed using the specific identification method.

Securities which have experienced an other-than-temporary decline in fair value are written down to a new cost basis with the amount of the write-down included in earnings as a realized loss. The new cost basis is not changed for subsequent recoveries in fair value. Factors which management considers in determining whether an impairment in value of an investment is other than temporary include the issuer’s financial performance and near term prospects, the financial condition and prospects for the issuer’s geographic region and industry, and recoveries in fair value subsequent to the balance sheet date.

The Bank does not engage in securities trading activities.

Derivative Instruments and Hedging Activities - The Company follows the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, which require that an entity recognize all derivatives as either assets or liabilities on a balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivative qualifies as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income.

Management identified embedded derivatives in some loan commitments for residential mortgages where the Company has the intent to sell to an investor such as the Federal National Mortgage Association (“FNMA”).

Loans – The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Erie, Chautauqua and Niagara counties. The ability of the Bank’s debtors to honor their contracts is dependent upon numerous factors, including the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on those loans at the time they were originated. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method of accounting.

The Bank considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect principal or interest due according to the contractual terms of the loan. Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Payments received on impaired loans are applied against the recorded investment in the loan. For loans other than those that the Bank expects repayment through liquidation of the collateral, when the remaining recorded investment in the impaired loan is less than or equal to the present value of the expected cash flows, income is recorded on a cash basis.

The accrual of interest on commercial loans and mortgages is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. In all cases, loans are placed on non-accrual status and are subject to charge-off at an earlier date if collection of principal or interest is considered doubtful.

All interest due but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until it again qualifies for an accrual basis. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current, the adverse circumstances which resulted in the delinquent payment status are resolved, and payments are made in a timely manner for a period of time sufficient to reasonably assure their future dependability.

Allowance for Loan Losses – The allowance for loan losses represents the amount charged against the Bank’s earnings to establish a reserve or allowance sufficient to absorb probable loan losses based on the Bank’s management’s evaluation of the loan portfolio. Factors considered by the Bank’s management in establishing the allowance include: the collectibility of individual loans, current loan concentrations, charge-off history, delinquent loan percentages, input from regulatory agencies and general economic conditions.

On a quarterly basis, management of the Bank meets to review and determine the adequacy of the allowance for loan losses. In making this determination, the Bank’s management analyzes the ultimate collectibility of the loans in its portfolio by considering feedback provided by internal loan staff, an independent loan review function and information provided by examinations performed by regulatory agencies.

The analysis of the allowance for loan losses is composed of three components: specific credit allocation, general portfolio allocation and a subjectively determined allocation. The specific credit allocation includes a detailed review of the loan in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures,” and allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of each loan.

The subjective portion of the allowance for loan losses reflects management’s evaluation of various conditions, and involves a higher degree of uncertainty because this component of the allowance is not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions, seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio, the strength and duration of the business cycle, existing general economic and business conditions in the lending areas, credit quality trends in non-accruing loans, historical loan charge-off experience, and the results of bank regulatory examinations.

Foreclosed Real Estate – Foreclosed real estate is initially recorded at the lower of book or fair value (net of costs of disposal) at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. Assessments are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds fair value. Foreclosed real estate is classified as other assets on the consolidated balance sheets.

Goodwill – Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with certain Company acquisitions. Through December 31, 2001, goodwill was being amortized. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company periodically assesses whether events or changes in circumstances indicate that the carrying amount of goodwill may be impaired, on at least an annual basis, and evaluates the carrying amount of goodwill.

Bank-Owned Life Insurance – The Bank has purchased insurance on the lives of Company directors and certain members of Bank, ENBI and ENB management. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits, such as retirement benefits. Increases in the cash surrender value are recorded as other income in the consolidated statements of income.

Properties and Equipment – Properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. Impairment losses on properties and equipment are realized if the carrying amount is not recoverable from its undiscounted cash flows and exceeds its fair value.

Loan Servicing – The Bank, in its normal course of business, sells certain residential mortgages which it originates to the FNMA. The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon. At December 31, 2004 and 2003, the Company had approximately $29.2 million and $30.9 million, respectively, in unpaid principal balances of loans that it services for FNMA. For the years ended December 31, 2004 and 2003, the Company sold $2.6 million and $15.7 million, respectively, in loans to FNMA. The Company did not record any related asset to the servicing portfolio rights as management determined it immaterial.

Income Taxes – Income taxes are accounted for under the asset and liability method under SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the periods in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense.

Net Income Per Share – Net income per common share is based on the weighted average number of shares outstanding during each year, retroactively adjusted for stock splits and stock dividends. Dilutive earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options. Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share. Basic and diluted earnings per share are the same for December 31, 2004, 2003, and 2002. The Company’s potential dilutive securities included 1,804 and 202 shares of common stock for the years ended December 31, 2004 and 2003, respectively. There were no dilutive securities for the years ended December 31, 2002. All share and per share information presented is stated after giving effect to stock dividends.

Stock Dividends – A 5% stock dividend was declared on November 16, 2004 for shareholders of record on December 9, 2004. The stock dividend resulted in the issuance of 122,647 shares of common stock and the payment of $16 thousand for fractional shares, and was issued on December 30, 2004. A 5% stock dividend was declared on September 16, 2003 for shareholders of record on October 14, 2003. The stock dividend resulted in the issuance of 116,459 shares of common stock and the payment of $16 thousand for fractional shares, and was issued on December 1, 2003. Additionally, a 5%

stock dividend was declared on November 19, 2002 for shareholders of record on December 2, 2002. The stock dividend resulted in the issuance of 110,589 shares of common stock and the payment of $12 thousand for fractional shares, and was issued on January 29, 2003. All share data and per share data contained in this document have been adjusted to reflect the stock dividends, except for the share data contained in the consolidated statements of stockholders’ equity.

Comprehensive Income – Comprehensive income includes both net income and other comprehensive income, including the change in unrealized gains and losses on securities available for sale and the change in additional minimum liability related to pension costs, net of tax.

Employee Benefits – The Company maintains a non-contributory, qualified, defined benefit pension plan (“Pension Plan”) that covers substantially all employees who meet certain age and service requirements. The actuarially determined pension benefit in the form of a life annuity is based on the employee’s combined years of service, age and compensation. The Company’s policy is to fund the minimum amount required by government regulations.

The Company maintains a defined contribution 401(k) plan and accrues contributions due under this plan as earned by employees. In addition, the Company maintains a non-qualified Supplemental Executive Retirement Plan for certain members of senior management, a non-qualified Deferred Compensation Plan for directors and certain members of management, and a non-qualified Executive Incentive Retirement Plan for certain members of management, as described more fully in footnote 11.

Stock-Based Compensation – At December 31, 2004 the Company had stock-based employee and non-employee compensation plans, which are described more fully in footnote 12. The Company accounts for these plans under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123, the fair value of the stock options granted to employees are recognized in compensation salaries and employee benefits expense, and the fair value of the stock options granted to directors are recognized in other non-interest expense in the consolidated statements of income.

Financial Instruments with Off-Balance Sheet Risk – In the ordinary course of business, the Bank has entered into off-balance sheet financial arrangements consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when the transactions are executed.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash due from banks and federal funds sold. Generally, federal funds sold are purchased for one-day periods.

Cash due from banks includes reserve balances that the Bank is required to maintain with Federal Reserve Banks. The required reserves are based upon deposits outstanding, and were approximately $1.9 million and $1.1 million at December 31, 2004 and 2003, respectively.

Reclassifications – Certain reclassifications have been made to the 2003 and 2002 financial statements to conform with the 2004 presentation.

Recent Accounting Standards

On January 1, 2003, the Company implemented the provisions of Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which was an interpretation of a number of FASB statements. FIN 45 elaborates on the disclosures to be made by a guarantor in its periodic financial statements. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” and revised it in December 2003 with the issuance of FIN 46r. These interpretations clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. These interpretations require an enterprise to consolidate a variable interest entity (as defined in FIN 46) if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected returns if they occur, or both. These interpretations apply to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of FIN 46 and FIN 46r resulted in the Company not eliminating in consolidation the assets, liabilities, equity and operations of Evans Capital Trust I, a statutory trust established for the purpose of issuing and selling certain securities representing undivided beneficial interests in the assets of the Trust and investing the proceeds thereof in certain junior subordinated debentures of the Company.

In December 2003, the American Institute of Certified Public Accounts’ Accounting Standards Executive Committee issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all non-governmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The provisions of this SOP are not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), an amendment of SFAS No. 123 which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide services in exchange for the award.

SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Effective January 1, 2003, the Company has recognized expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123. The provisions of SFAS No. 123R will not have a material impact on the Company’s Consolidated Financial Statements.

2. SECURITIES

The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2004
	(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
U.S. Government-sponsored enterprises	$29,768	$2	$(513)	$29,257
Mortgage Backed Securities	90,031	19	(940)	89,110
State and Municipal Securities	42,513	2,411	—	44,924
FRB and FHLB Stock	3,526	—	—	3,526

Total	$165,838	$2,432	$(1,453)	$166,817

Held to Maturity:
U.S. Government-sponsored enterprises	$35	$—	$—	$35
State and Municipal Securities	3,027	—	—	3,027

Total	$3,062	$—	$—	$3,062

	2003
	(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
U.S. Government-sponsored enterprises	$20,815	$112	$(15)	$20,912
Mortgage Backed Securities	41,671	64	(220)	41,515
State and Municipal Securities	49,325	3,204	(3)	52,526
FRB and FHLB Stock	1,854	—	—	1,854

Total	$113,665	$3,380	$(238)	$116,807

Held to Maturity:
U.S. Government-sponsored enterprises	$36	$—	$—	$36
State and Municipal Securities	3,713	—	—	3,713

Total	$3,749	$—	$—	$3,749

Available for sale securities with a total fair value of $133.3 million at December 31, 2004 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The scheduled maturities of debt securities at December 31, 2004 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	Available for		Held to Maturity
	Sale Securities		Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Due in one year or less	$2,821	$2,822	$537	$537
Due after year one through five years	30,205	29,993	399	399
Due after five years through ten years	43,195	44,489	750	750
Due after ten years	86,091	85,987	1,376	1,376

Total	$162,312	$163,291	$3,062	$3,062

Realized gains and losses from $17.2 million, $26.9 million and $7.6 million gross sales on securities for the years ended December 31, 2004, 2003 and 2002, respectively, are summarized as follows:

	2004	2003	2002
	(in thousands)
Gross gains	$344	$447	$127
Gross losses	(99)	(176)	(16)

Net gain	$245	$271	$111

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2004 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.

Information regarding unrealized losses within the Company’s available for sale securities is summarized below. The securities are all US government-guaranteed agency securities or fully insured municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	2004
	Less than 12 months		12 months or longer		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)		(in thousands)		(in thousands)
U.S. Government- sponsored enterprises	$28,195	$(513)	$—	$—	$28,195	$(513)
Mortgage Backed Securities	61,265	(758)	16,419	(182)	77,684	(940)
State and Municipal Securities	—	—	—	—	—	—

Total temporarily impaired securities	$89,460	$(1,271)	$16,419	$(182)	$105,879	$(1,453)

	2003
	Less than 12 months		12 months or longer		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)		(in thousands)		(in thousands)
U.S. Government- sponsored enterprises	$4,525	$(15)	$—	$—	$4,525	$(15)
Mortgage Backed Securities	25,990	(218)	693	(3)	26,683	(221)
State and Municipal Securities	530	(3)	—	—	530	(3)

Total temporarily impaired securities	$31,045	$(236)	$693	$(3)	$31,738	$(239)

3. LOANS, NET

Major categories of loans at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$38,491	$30,160
Commercial and multi-family	107,392	99,684
Construction	8,188	5,090
Second mortgages	5,716	6,274
Home equity lines of credit	22,108	18,262

Total real estate loans	181,895	159,470

Direct financing leases	4,546	—
Commercial loans	28,762	24,282
Consumer loans	2,832	2,569
Other	1,973	1,209
Net deferred loan origination costs	590	537

	220,598	188,067
Allowance for loan losses	(2,999)	(2,539)

Loans, net	$217,599	$185,528

Changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
	(in thousands)
Balance, beginning of year	$2,539	$2,146	$1,786
Provision for loan losses	485	480	420
Addition of allowance from acquisition	130	—	—
Recoveries	60	8	16
Loans charged off	(215)	(95)	(76)

Balance, end of year	$2,999	$2,539	$2,146

Non-accrual loans, for which an allowance for loan impairment was not required under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” due to the adequacy of related collateral values, totaled approximately $1.7 million and $0.3 million at December 31, 2004 and 2003, respectively. The average recorded investment in these loans during 2004, 2003 and 2002 was approximately $247 thousand; $121 thousand and $638 thousand, respectively. If such loans had been in an accruing status, the Bank would have recorded additional interest income of approximately $38 thousand; $20 thousand and $68 thousand in 2004, 2003 and 2002, respectively. Actual interest recognized on consolidated statements of income on non-accrual loans was $68 thousand, $13 thousand and $48 thousand in 2004, 2003 and 2002, respectively.

The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2004.

As of December 31, 2004 and 2003, the Bank had no other loans which were impaired as defined by SFAS No. 114.

4. PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 were as follows:

	2004	2003
	(in thousands)
Land	$268	$268
Buildings and improvements	7,575	5,604
Equipment	5,859	4,918
Construction in progress	358	775

	14,060	11,565
Less accumulated depreciation	(6,313)	(5,583)

Properties and equipment, net	$7,747	$5,982

Depreciation expense totaled $730 thousand in 2004; $680 thousand in 2003 and $666 thousand in 2002.

5. OTHER ASSETS

Other assets at December 31, were as follows:

	2004	2003
	(in thousands)
Deferred tax asset	$1,161	$242
Accrued interest receivable	1,801	1,446
Prepaid expenses	472	416
Other	943	455

Total	$4,377	$2,559

6. GOODWILL AND INTANGIBLE ASSETS

The Company applies the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and discloses goodwill separate from other intangible assets in the consolidated balance sheets.

The Company discontinued the amortization of goodwill effective January 1, 2002, and evaluates the carrying amount of goodwill for potential impairment on at least an annual basis.

Changes in the carrying amount of goodwill for the twelve-month period ended December 31, 2004, by operating segment, are as follows:

		Insurance
	Banking	Agency
	Activities	Activities	Total
	(in thousands)
Balance as of January 1, 2004	$—	$2,945	$2,945
Goodwill acquired during the period	1,453	4,821	6,274

Balance as of December 31, 2004	$1,453	$7,766	$9,219

Information regarding the Company’s other intangible assets at December 31 follows:

	Gross Carrying	Accumulated		Weighted Average
2004	Amount	Amortization	Net	Amortization Period
		(in thousands)
Non-compete agreements	$594	$(263)	$331	5 years
Intangible asset related to pension plan	489	—	489	N/A
Insurance expirations	2,744	(394)	2,350	8 years

Total	$3,827	$(657)	$3,170	7 years

	Gross
	Carrying	Accumulated		Weighted Average
2003	Amount	Amortization	Net	Amortization Period
		(in thousands)
Non-compete agreements	$549	$(148)	$401	5 years
Intangible asset related to pension plan	552	—	552	N/A
Insurance expirations	349	(125)	224	5 years

Total	$1,450	$(273)	$1,177	5 years

Amortization expense related to intangibles for the years ended December 31, 2004, 2003 and 2002 were $385 thousand; $168 thousand and $79 thousand, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending
December 31	Amount
(in thousands)
2005	$504
2006	487
2007	429
2008	340
2009	163

7. DEPOSITS

Time deposits, with minimum denominations of $100 thousand each, totaled $38.6 million and $35.6 million at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of time deposits are as follows:

(in thousands)
2005	$69,383
2006	14,044
2007	2,433
2008	8,120
2009	510

$94,490

8. OTHER BORROWED FUNDS AND JUNIOR SUBORDINATED DEBENTURES

Other borrowed funds include $68 million of borrowings at December 31, 2004. The borrowings mainly consisted of various advances from the Federal Home Loan Bank with interest rates ranging from 1.53% to 5.34%, and federal funds purchased from one of the Bank’s correspondent banks at a rate of 2.55%. The FHLB advances are collateralized by certain qualifying assets. The maturities of other borrowed funds are as follows:

(in thousands)
2005	$28,699
2006	2,859
2007	8,762
2008	663
2009	14,051
Thereafter	13,000

Total	$68,034

Short-term borrowings outstanding at December 31, 2004 of $25.1 million consisted of $11.1 million of an overnight line of credit with the Federal Home Loan Bank at a rate of 2.38%, a $4.0 million one month advance from the Federal Home Loan Bank at a rate of 2.43%, and $10.0 million of federal funds purchased from one of the Bank’s correspondent banks at a rate of 2.55%. The Bank has the ability to borrow additional funds with the Federal Home Loan Bank based on the available securities collateral of the Bank.

On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 (the “Capital Securities”) classified on the Company’s consolidated balance sheets as Junior Subordinated Debentures. The distribution rate on the Capital Securities of the Trust adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and was 5.00% at December 31, 2004.

The Capital Securities have a distribution rate of LIBOR plus 2.65%, and the distribution dates are February 23, May 23, August 23 and November 23.

The common securities of the Trust (the “Common Securities”) are wholly-owned by the Company and are the only class of each Trust’s securities possessing general voting powers. The Capital Securities represent preferred undivided interests in the assets of the corresponding Trust. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in the Company’s Tier 1 (Core) capital.

The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trust to purchase $11,330 thousand aggregate liquidation amount of floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of the Company, due October 1, 2037, comprised of $11.0 million of capital securities and $330 thousand of common securities. The $330 thousand of common securities represent the initial capital contribution of the Company to the Trust, which, in accordance with the provision of FIN 46r, has not been consolidated.

The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust. The interest rate payable on the Junior Subordinated Debentures was 5.0% at December 31, 2004.

Holders of the Capital Securities receive preferential cumulative cash distributions on each distribution date at the stated distribution rate, unless the Company exercises its right to extend the payment of interest on the Junior Subordinated Debentures for up to twenty quarterly periods, in which case payment of distributions on the respective Capital Securities will be deferred for comparable periods. During an extended interest period, in accordance with terms as defined in the indenture relating to the Capital Securities, the Company may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by the Company of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations under such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of the Company.

The Capital Securities will remain outstanding until the junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity or are distributed in liquidation to the Trust. The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events (“Events”) set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after the stated optional redemption date of November 23, 2009, contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity dates at the Company’s option: (i) on or after the stated optional redemption dates, in whole at any time or in part from time to time; or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval. The redemption price of the Capital Securities and the related Junior Subordinated Debentures upon early redemption would be at the liquidation amount plus accumulated but unpaid distributions.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank enters into agreements with depositors to sell to the depositors securities owned by the Bank and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The depositor is informed the securities are held in safekeeping by the Bank on behalf of the depositor.

10. COMPREHENSIVE INCOME

The following tables display the components of other comprehensive income:

	2004
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(1,918)	$745	$(1,173)
Less: reclassification adjustment for gains realized in net income	245	(98)	147

Net unrealized (loss) gain	(2,163)	843	(1,320)

Increase in additional minimum pension liability	(57)	22	(35)

Net other comprehensive (loss) income	$(2,220)	$865	$(1,355)

	2003
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(32)	$13	$(19)
Less: reclassification adjustment for gains realized in net income	271	(105)	166

Net unrealized (loss) gain	(303)	118	(185)

Decrease in additional minimum pension liability	263	(102)	161

Net other comprehensive (loss) income	$(40)	$16	$(24)

	2002
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding gains during period	$2,459	$(954)	$1,505
Less: reclassification adjustment for gains realized in net income	111	(43)	68

Net unrealized gain (loss)	2,348	(911)	1,437

Increase in additional minimum pension liability	(263)	102	(161)

Net other comprehensive income (loss)	$2,085	$(809)	$1,276

11. EMPLOYEE BENEFITS AND DEFERRED COMPENSATION PLANS

Employees’ Pension Plan – The Bank has a defined benefit pension plan covering substantially all employees. The plan provides benefits that are based on the employees’ compensation and years of service. The Bank uses an actuarial method of amortizing prior service cost and unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortization method the Bank is using recognizes the prior service cost and net gains or losses over the average remaining service period of active employees which exceeds the required amortization.

The following are reconciliations of the benefit obligation and the fair value of Pension Plan assets, the funded status of the Pension Plan, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets.

	2004	2003
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,687	$2,514
Service cost	217	157
Interest cost	155	158
Assumption change	108	199
Actuarial gain	(190)	(147)
Benefits paid	(42)	(194)

Benefit obligations at end of year	2,935	2,687

Change in plan assets:
Fair value of plan assets at beginning of year	2,281	2,011
Actual return on plan assets	239	270
Employer contributions	—	194
Benefits paid	(42)	(194)

Fair value of plan assets at end of year	2,478	2,281

Funded status	(457)	(406)
Unrecognized net actuarial loss	336	492
Unrecognized prior service cost	(159)	(176)

Net amount recognized	(280)	(90)

Amount recognized in the statements of financial position consists of:
Accrued benefit liability	(280)	(90)

Net amount recognized	(280)	(90)

The Plan’s assets are primarily invested in equity and fixed income mutual funds. Valuations of the Pension Plan as shown above were conducted as of September 30, 2004 and 2003. Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2004	2003
Weighted-average discount rate	6.00%	6.25%
Rate of increase in compensation levels	4.75%	4.75%
Expected long-term rate of return on plan assets	7.50%	6.75%

The components of net periodic benefit cost consisted of the following:

	2004	2003	2002
	(in thousands)
Service cost	$217	$157	$168
Interest cost	155	158	161
Expected return on plan assets	(169)	(134)	(121)
Net amortization and deferral	(12)	1	(16)

Net periodic benefit cost	$191	$182	$192

The accumulated benefit obligations for years ended December 31, 2004 and 2003 are $2.1 million and $1.9 million respectively.

The expected long-term rate of return on Pension Plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on plan targeted asset allocation. Equity and fixed income securities were assumed to earn returns in the ranges of 5.0% to 14.5% and 4.5% to 7.0%, respectively, including a long-term inflation rate estimated at 3.0%. When these overall return expectations are applied to the Pension Plan’s targeted allocation, the expected rate of return is determined to be 7.50%, which is approximately the mid-point of the range of expected return. The weighted average asset allocation of the Pension Plan at September 30, 2004 and 2003, the Pension Plan measurement date, was as follows:

	2004	2003
Asset category:
Equity mutual funds	62.4%	61.5%
Fixed income security mutual funds	37.6%	38.5%

	100.0%	100.0%

The Company’s targeted long-term asset allocation on average will approximate 60%-70% with equity managers and 30%-40% with fixed income managers. This allocation is consistent with the Company’s goal of diversifying the Pension Plan assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements. The Company’s management regularly reviews the Pension Plan’s actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. The Company’s management believes that 7.50% is a reasonable long-term rate of return on the Pension Plan’s Qualified Plan assets. The Company’s management will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary. The Company’s required minimum contribution to the Pension Plan for the 2005 plan year is approximately $182 thousand.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
2005	$47
2006	49
2007	68
2008	89
2009	217
Years 2010-2014	930

Supplemental Executive Retirement Plan – The Bank also maintains a non-qualified supplemental executive retirement plan (the “SERP”) covering certain members of the Company’s senior management. The SERP was amended during 2003 to provide a benefit based on a percentage of final average earnings, as opposed to the fixed benefit that the superceded plan provided for. The obligations related to the SERP are indirectly funded by various life insurance contracts naming the Bank as beneficiary. The Bank has also indirectly funded the SERP, as well as other benefits provided to other employees through Bank-owned life insurance which was purchased in February 2003. The Bank uses an actuarial method of amortizing unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortization method the Bank is using recognizes the net gains or losses over the average remaining service period of active employees, which exceeds the required amortization. During 2002, the Bank made an adjustment in the actuarial retirement calculation of approximately $180 thousand, which is reflected as a decrease in SERP expense in the consolidated statements of income.

The following are reconciliations of the benefit obligation and the fair value of plan assets, the funded status of the SERP, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets.

	2004	2003
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,233	$1,589
Service cost	94	73
Interest cost	141	132
Plan amendments	—	416
Actuarial loss	127	116
Benefits paid	(93)	(93)

Benefit obligations at end of year	2,502	2,233

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Contributions to the plan	93	93
Benefits paid	(93)	(93)

Fair value of plan assets at end of year	—	—

Funded status	(2,502)	(2,233)
Unrecognized actuarial loss	488	372
Unrecognized prior service cost	489	567

Net amount recognized	$(1,525)	$(1,294)

Amounts recognized in the statements of financial position consist of:

Accrued benefit liability	(2,071)	(1,846)
Intangible asset	489	552
Accumulated other comprehensive income	57	—

Net amount recognized	$(1,525)	$(1,294)

Valuations of the SERP liability, as shown above, were conducted as of December 31, 2004 and 2003. The accumulated benefit obligations for years ended December 31, 2004 and 2003 were $2.1 and $1.8 respectively. Assumptions used by the Bank in both years in the determination of pension plan information consisted of the following:

	2004	2003
Weighted-average discount rate	6.00%	6.25%
Expected long-term rate of return on plan assets	N/A	N/A
Salary scale	5.00%	5.00%

The components of net periodic benefit cost consisted of the following:

	2004	2003	2002
	(in thousands)
Service cost	$94	$73	$49
Interest cost	141	132	109
Net amortization and deferral	89	104	62

Net periodic benefit cost	$324	$309	$220

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
2005	$93
2006	93
2007	166
2008	191
2009	191
2010-2014	1,290

Other Compensation Plans

The Bank also maintains a non-qualified deferred compensation plan for certain directors. Expenses under this plan were approximately $71 thousand in each of 2004, 2003 and 2002. The estimated present value of the benefit obligation included in other liabilities was $0.9 million and $1.0 million at December 31, 2004 and 2003, respectively. This obligation is indirectly funded by life insurance contracts naming the Bank as beneficiary. The increase in cash surrender value is included in other non-interest income on the consolidated statements of income.

Effective April 1, 2003, the Company implemented a non-qualified deferred compensation plan whereby certain directors and certain officers may defer a portion of their base pre-tax compensation. Additionally, effective April 1, 2003, the Company implemented a non-qualified executive incentive retirement plan, whereby the Company will defer on behalf of certain officers a portion of their base compensation, as well as an incentive award based upon Company performance, until retirement or termination of service, subject to certain vesting arrangements. Expense under these plans was approximately $38 thousand in both 2004 and 2003. The benefit obligation, included in other liabilities in the Company’s Consolidated Balance Sheets, was $321 thousand and $150 thousand at December 31, 2004 and 2003, respectively.

Many of the benefit plans are indirectly funded by Bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $7.9 million and $7.3 million at December 31, 2004 and 2003, respectively. The increase in cash surrender value is included in the “Other Non-Interest Income” financial statement line on the Company’s Consolidated Statements of Income. Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries.

The Bank also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements. The provisions of the 401(k) Plan allow eligible employees to contribute between 1% and 15% of their annual salary, with a matching contribution by the Bank equal to 1% of the employees’ base compensation plus 25% of the employees’ contribution up to 4% of their annual salary. The Bank can also make discretionary contributions to the 401(k) Plan. The Bank’s expense under this plan was approximately $71 thousand, $100 thousand and $50 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company has a Dividend Reinvestment Plan (the “DRIP”) which provides each holder of record of the Bank’s common stock the opportunity to reinvest automatically the cash dividends they receive on shares of the Bank’s common stock. Stockholders who do not wish to participate in the DRIP continue to receive cash dividends, as declared, in the usual manner. Computershare Investor Services LLC (the “Agent”) is the administrator of the DRIP. Shares purchased under the DRIP are held in safekeeping by the Agent until the stockholder terminates his/her participation in the DRIP. The Agent also acts as transfer agent and registrar for the Company’s common stock.

12. STOCK-BASED COMPENSATION

At December 31, 2004, the Company had two stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with SFAS No. 123. The Company granted stock options for the first time in 2003. The compensation cost charged against income for those plans was $87 thousand and $35 thousand for 2004 and 2003, respectively, included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income. In addition, expense for director options was recognized for $78 thousand and $68 thousand in 2004 and 2003, respectively, as a part of “Other” expense in the Company’s Consolidated Statements of Income.

Fixed Stock Option Plan

Under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan, as amended (the “Option Plan”), the Company may grant options to officers, directors and key employees for up to 275,000 shares of common stock (as adjusted for stock dividends). Under the Option Plan, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. The options have vesting schedules from two years through nine years. At December 31, 2004, there were a total of 218,350 shares available for grant under the Option Plan. All fiscal 2003 granted eligible stock options outstanding on December 9, 2004 were adjusted for the Company’s two stock dividends issued in December 2003 and December 2004, in accordance with the terms of the Option Plan. Options issued in 2004 are not yet eligible for adjustment until stock dividends and splits accumulate to 10% or more. 2003 share and per share amounts within this note have been adjusted retroactively for the effect of stock dividends, including the number and exercise price of shares subject to option under the terms of the Option Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively; dividend yield of 2.76 and 2.73 percent; expected volatility of 21.84 and 28.83 percent; risk-free interest rate of 3.66 and 2.77 percent; and expected life of 6.55 and 7.49 years. The weighted average fair value of options granted during the year were $5.66 per share in 2004 and $5.75 per share in 2003, as adjusted for the effect of stock dividends.

The following is a summary of the status of the Company’s stock option activity for 2004 and 2003:

	Number of	Weighted-Average
	Shares	Exercise Price
Balance at January 1, 2003	—	—
Granted	29,700	$20.49
Exercised	—	—
Forfeited	—	—

Balance at December 31, 2003	29,700	$20.49

Granted	28,000	$24.09
Exercised	—	—
Forfeited	(1,050)	22.13

Balance at December 31, 2004	56,650	$22.24

Options exercisable at December 31, 2004	24,650	$22.46

The following table summarizes information about fixed stock options outstanding at December 31, 2004 and 2003:

		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Options	Exercise	Remaining	Options	Exercise
Price	Outstanding	Price	Life (Years)	Exercisable	Price
December 31, 2004:
$20.25 - $20.84	29,150	$20.50	8.37	12,650	$20.81
$24.00 - $24.20	27,500	$24.09	9.57	12,000	$24.20
Total	56,650	$22.24	8.95	24,650	$22.46

December 31, 2003:
$20.25 - $20.84	29,700	$20.49	9.53	12,100	$20.84

Employee Stock Purchase Plan

On February 18, 2003, the Board of Directors of the Company adopted the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2004, there were 96,613 shares of common stock available to issue to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. The Company grants options on January 1 and July 1 of each year during the term of the Purchase Plan. The purchase price of the stock is 85% of the lower of its value on the grant date or the exercise date price. During fiscal 2004, 77.8% of eligible employees participated in the Purchase Plan. Under the Purchase Plan, the Company issued 8,602 shares to employees in 2004. Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2004 and 2003, respectively: dividend yield of 2.70% and 2.73%; expected life of six months; expected volatility of 25.90% and 28.83%; risk-free interest rates of 1.36% and 0.90%. The weighed average fair value of those purchase rights granted in 2004 and 2003 was $6.84 and $6.49 per share, respectively. The compensation cost that has been charged against income for the Purchase Plan was $63 thousand and $30 thousand for 2004 and 2003, respectively.

13. INCOME TAXES

The components of the provision for income taxes were as follows:

	2004	2003	2002
	(in thousands)
Income taxes currently payable	$1,450	$1,053	$1,045
Deferred tax expense (benefit)	(54)	171	148

Net provision	$1,396	$1,224	$1,193

The Company’s provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Tax provision at statutory rate	$2,008	34%	$1,796	34%	$1,632	34%
Increase (decrease) in taxes resulting from:
Tax-exempt income	(735)	(12)	(729)	(14)	(628)	(13)
Tax-exempt insurance Proceeds	—	—	—	—	(63)	(1)
State taxes, net of federal Benefit	157	3	110	2	132	3
Other items, net	(34)	(1)	47	1	120	2

Provision for income taxes	$1,396	24%	$1,224	23%	$1,193	25%

At December 31, 2004 and 2003 the components of the net deferred tax asset were as follows:

	2004	2003
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,048	$925
Pension premiums	726	539
Deferred compensation	457	423
Stock options granted	57	45

Gross deferred tax assets	$2,288	$1,932

Deferred tax liabilities:
Depreciation and amortization	$359	$257
Prepaid expenses	387	209
Net unrealized gains on securities	381	1,224

Gross deferred tax liabilities	$1,127	$1,690

Net deferred tax asset	$1,161	$242

The net deferred tax asset at December 31, 2004 and 2003 is included in “other assets” in the accompanying consolidated balance sheets.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2004.

14. RELATED PARTY TRANSACTIONS

The Bank has entered into loan transactions with certain directors, significant shareholders and their affiliates (related parties) in the ordinary course of its business. The aggregate amount of loans to such related parties was $6.2 million at December 31, 2004 and 2003. During 2004 and 2003, new loans to such related parties amounted to $1.3 million and $3.2 million, respectively, and repayments amounted to $1.4 million and $1.9 million, respectively. Terms of these loans have prevailing market pricing that would be offered to a similar customer base.

15. CONTINGENT LIABILITIES AND COMMITMENTS

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at December 31, 2004 and 2003 is as follows:

	2004	2003
	(in thousands)
Commitments to extend credit	$58,799	$43,593
Standby letters of credit	2,069	1,892

Total	$60,868	$45,485

Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of non-performance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements to the Bank. The Bank has not incurred any losses on its commitments during the past three years.

The Company has entered into contracts with third parties, which contracts include indemnification clauses. Examples of such contracts include contracts with third party service providers, brokers and dealers, correspondent banks, purchasers of residential mortgages. Additionally, the Company has bylaws, policies and agreements under which it indemnifies its officers and directors from liability for certain events or occurrences while the directors or officers are, or were, serving at the Company’s request in such capacities. The Company indemnifies its officers and directors to the fullest extent allowed by law. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited, but would be affected by all relevant defenses to such claims, as well as directors’ and officers’ liability insurance maintained by the Company. Due to the nature of these indemnification provisions, it is not possible to quantify the aggregate exposure to the Company resulting from them.

The Company leases certain offices, land and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $362 thousand in 2005; $304 thousand in 2006; $261 thousand in 2007; $255 thousand in 2008; $237 thousand in 2009; and $2.5 million thereafter. The rental expense under operating leases contained in the Company’s Consolidated Statements of Income included $422 thousand, $317 thousand and $257 thousand in 2004, 2003 and 2002, respectively.

16. CONCENTRATIONS OF CREDIT

All of the Bank’s loans, commitments and standby letters of credit have been granted to customers in the Bank’s market area. Investments in state and municipal securities also involve governmental entities within the Bank’s market area, which is Western New York. The concentrations of credit by type of loan are set forth in Footnote 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of policy, does not extend credit to any single borrower or group in excess of 15% of capital.

17. SEGMENT INFORMATION

The Company is comprised of two primary business segments: banking and insurance agency activities. The reportable segments are separately managed and their performance is evaluated based on net income. All sources of segment specific revenues and expenses aware attributed to management’s definition of net income. Revenues from transactions between the two segments are not significant. The accounting policies of the segments are the same as those described in Note 1. The following table sets forth information regarding these segments for the years ended December 31, 2004, 2003 and 2002.

	2004
	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)
Net interest income (expense)	$12,692	$(95)	12,597
Provision for loan losses	485	—	485

Net interest income (expense) after provision for loan losses	12,207	(95)	12,112

Non-interest income	3,417	—	3,417
Insurance commissions and fees	—	4,916	4,916
Net gain on sales of assets	239	—	239
Non-interest expense	10,947	3,832	14,779

Income before income taxes	4,916	989	5,905
Income taxes	1,000	396	1,396

Net income	$3,916	$593	$4,509

	2003
	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)
Net interest income (expense)	$10,870	$(24)	10,846
Provision for loan losses	480	—	480

Net interest income (expense) after provision for loan losses	10,390	(24)	10,366

Non-interest income	3,927	—	3,927
Insurance commissions and fees	—	3,495	3,495
Net gain on sales of assets	244	—	244
Non-interest expense	9,847	2,893	12,739

Income before income taxes	4,714	578	5,293
Income taxes	992	231	1,224

Net income	$3,722	$347	$4,069

	2002
	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)
Net interest income (expense)	$10,416	$(21)	10,395
Provision for loan losses	420	—	420

Net interest income (expense) after provision for credit losses	9,996	(21)	9,975

Non-interest income	2,554	—	2,555
Insurance commissions and fees	—	2,947	2,947
Net loss on sales of assets	(27)	—	(28)
Non-interest expense	8,514	2,136	10,650

Income before income taxes	4,009	790	4,799
Income taxes	879	314	1,193

Net income	$3,130	$476	$3,606

	December 31, 2004	December 31, 2003
Identifiable Assets, Net	(in thousands)
Banking activities	$416,424	$329,623
Insurance agency activities	12,618	5,054

Consolidated Total Assets	$429,042	$334,677

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities – For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable – The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, net of the appropriate portion of the allowance for loan losses. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

Deposits – The fair value of demand deposits, NOW accounts and regular savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased – The carrying amount of federal funds purchased approximates their fair values due to their short-term nature.

Other Borrowed Funds – The fair value of the short-term portion of other borrowed funds approximates its carrying value. The fair value of the long-term portion of other borrowed funds is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Junior Subordinated Debentures – The carrying amount of junior subordinated debentures is a reasonable estimate of fair value due to the fact that they bear a floating interest rate that adjusts on a quarterly basis.

Commitments to extend credit and standby letters of credit – As described in Note 15 “Contingent Liabilities and Commitments,” the Company was a party to financial instruments with off-balance sheet risk at December 31, 2004 and 2003. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 2004 and 2003 approximates the recorded amounts of the related fees, which are not considered material.

At December 31, 2004 and 2003, the estimated fair values of the company’s financial instruments were as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$8,124	$8,124	$8,509	$8,509

Interest bearing deposits at other banks	$984	$984	$98	$98

Securities	$169,879	$169,879	$120,556	$120,556

Loans, net	$217,599	$219,823	$185,528	$193,248

Financial liabilities:
Deposits	$301,928	$301,503	$266,325	$268,139

Other borrowed funds	$68,034	$66,686	$25,388	$25,267

Junior Subordinated Debentures	$11,330	$11,330	$—	$—

19. REGULATORY MATTERS

The Company is subject to the dividend restrictions set forth by the FRB and the OCC. Under such restrictions, the Company may not, without the prior approval of the FRB and the OCC, declare dividends in excess of the sum of the current year’s earnings (as defined in FRB regulations) plus the retained earnings (as defined in FRB regulations) from the prior two years.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations)to average assets (as defined in FRB regulations). Management believes as of December 31, 2004 and 2003, that the Company and the Bank met all capital adequacy requirements to which it is subject.

The most recent notification from its regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios were as follows:

	2004
				(dollars in thousands)
							Minimum to be Well
							Capitalized Under
					Minimum for Capital		Prompt Corrective
	Company		Bank		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$35,474	14.3%	$30,629	14.2%	$20,632	8.0%	$25,791	10.0%

Tier I Capital (to Risk Weighted Assets)	$33,852	13.1%	$33,443	13.0%	$10,316	4.0%	$15,474	6.0%

Tier I Capital (to Average Assets)	$33,852	8.1%	$33,443	8.0%	$16,815	4.0%	$21,018	5.0%

	2003
				(dollars in thousands)
							Minimum to be Well
							Capitalized Under
					Minimum for Capital		Prompt Corrective
	Company		Bank		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$33,324	13.9%	$33,324	13.9%	$17,182	8.0%	$21,477	10.0%

Tier I Capital (to Risk Weighted Assets)	$27,283	12.7%	$27,283	12.7%	$8,591	4.0%	$12,886	6.0%

Tier I Capital (to Average Assets)	$27,283	8.3%	$27,283	8.3%	$13,220	4.0%	$16,526	5.0%

20. PARENT COMPANY ONLY FINANCIAL INFORMATION

Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands)
ASSETS

Cash	$168	$125
Other equity securities	330	—
Investment in subsidiaries	46,306	33,199

Total assets	$46,804	$33,324

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Junior subordinated debentures	$11,330	—

STOCKHOLDERS’ EQUITY

Total Stockholders’ Equity	$35,474	$33,324

Total liabilities and stockholders’ equity	$46,804	$33,324

CONDENSED STATEMENTS OF INCOME

		December 31,
	2004	2003	2002
		(in thousands)
Dividends from subsidiary	$2,402	$1,534	$1,305
Other revenue	496	363	163
Expenses	(452)	(286)	(152)

Income before equity in undistributed earnings of subsidiary	2,446	1,611	1,316

Equity in undistributed earnings of subsidiaries	2,063	2,458	2,290

Net income	$4,509	$4,069	$3,606

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2004	2003	2002
	(in thousands)
Operating Activities:
Net income	$4,509	$4,069	$3,606
Adjustments to reconcile net income to net cash provided by operating activities:
Change in other equity securities	(330)	—	—
Undistributed earnings of subsidiary	(2,063)	(2,458)	(2,290)

Net cash provided by operating activities	2,116	1,611	1,316

Investing Activities
Investment in subsidiaries	(11,000)	—	—

Net cash provided by investing activities	(11,000)	—	—

Financing Activities
Proceeds from borrowings	11,330	—	—
Cash dividends paid	(1,659)	—	—
Purchase of Treasury stock	(744)	—	—

Net cash provided by financial activities	8,927	—	—

Net increase in cash	43	77	11

Cash, beginning	125	48	37

Cash, ending	$168	$125	$48

21. ACQUISITIONS

On January 2, 2004, ENBI, the Company’s wholly-owned insurance agency subsidiary, acquired substantially all the business and assets of Ellwood Agency, Inc. (“Ellwood”) and Easy PA Insurance Agency, Inc. (“Easy PA”), two Hamburg, New York-based insurance agencies. The Company paid the aggregate purchase price of $0.8 million for these two agencies through a combination of cash and stock, including the issuance of 31,942 shares of common stock with a fair market value on January 2, 2004 of $0.7 million, and $0.1 million in cash. Both acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in the Company’s Consolidated Statements of Income from the date of acquisition and as a result, the Company recorded $0.8 million of intangible assets for 2004. The intangibles are being amortized over a five-year period, of which $0.4 million is tax deductible. The remaining intangibles are not tax deductible, due to the tax-free nature of the acquisition of the Ellwood Agency.

Effective October 1, 2004, ENBI acquired substantially all the business and assets of Ulrich & Company, Inc. (“Ulrich”), a Lockport, New York-based insurance agency. The total purchase price payable at closing of $6.4 million was paid in cash. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquisition have been included in the Company’s Consolidated Statements of Income from the date of acquisition, and as a result, the Company recorded $4.8 million of goodwill and $1.5 million of intangible assets related to insurance expirations during 2004. The intangible assets are being amortized over 10 years. The goodwill was assigned to the Company’s insurance segment. Additional contingent consideration of up to $0.4 million may be paid over 12 months dependent on the outcome of certain post-closing performance measures specified in the purchase agreement. The contingent consideration, if any, may result in additional cost of the acquisition.

On December 31, 2004, Evans National Leasing, Inc., a wholly-owned subsidiary of the Bank, acquired all of the business and assets, and assumed certain liabilities of M&C Leasing Co., Inc. (“M&C Leasing”), a general business equipment leasing company located in West Seneca, New York. Following the transaction, the operations of M&C Leasing merged into ENL. The total purchase price included a cash payment of $1.2 million and assumption of $4.2 million in liabilities. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company recorded certain acquired assets and liabilities, as well as $1.5 million in goodwill. The goodwill is assigned to the Company’s banking segment. Additional contingent consideration of up to $0.5 million will be paid based on the outcome of certain post-closing performance measures for fiscal years 2005-2009, as specified in the purchase agreement. The contingent consideration, if any, will result in additional cost of the acquisition.

22. QUARTERLY FINANCIAL DATA - UNAUDITED

(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2004
Interest income	$4,848	$4,479	$4,358	$4,023
Interest expense	1,658	1,232	1,195	1,026

Net interest income	3,190	3,247	3,163	2,997
Net income	1,188	1,074	1,079	1,168
Earnings per share basic*	0.46	0.41	0.42	0.45
Earnings per share diluted*	0.46	0.41	0.42	0.45

2003
Interest income	$3,986	$3,645	$3,878	$3,821
Interest expense	1,023	1,126	1,200	1,135

Net interest income	2,963	2,519	2,678	2,686
Net income	974	1,009	1,012	1,074
Earnings per share basic*	0.38	0.39	0.39	0.42
Earnings per share diluted*	0.38	0.39	0.39	0.42

*	All share and per share information is stated after giving effect to the 5 percent stock dividend paid in December 2003 and the 5 percent stock dividend paid in December 2004.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act. Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2004 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Item 9B. OTHER INFORMATION

On December 30, 2004, the Bank entered into a Participatory Agreement with Mark DeBacker, Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank, pursuant to which Mr. DeBacker became a participant in the Supplemental Executive Retirement Plan maintained by the Bank. Other than Mr. DeBacker’s position as an executive officer of the Company and the Bank as set forth above, there is no material relationship between the parties.

The information contained under Part II, Item 5. “Securities Sold Under Dividend Reinvestment Plan” is incorporated by reference in response to this Item 9B.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item (Items 401, 405 and 406 of Regulation S-K) relating to the Company’s directors and director nominees, executive officers, Audit Committee of the Board of Directors (including identification of its “audit committee financial experts”) and Chief Executive Officer/Treasurer Code of Ethics and compliance with Section 16(a) of the Exchange Act by the Company’s officers, directors and 10% beneficial owners is included under the captions “Information Regarding Directors, Director Nominees and Executive Officers,” “Board of Director Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item (Item 402 of Regulation S-K) relating to executive and director compensation is included under the captions “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item (Items 201(d) and 403 of Regulation S-K) relating to the Company’s security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item (Item 404 of Regulation S-K) is included under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report on Form 10-K:

1.	Financial Statements: See “Index to Consolidated Financial Statements” under Part II, Item 8 of this Report on Form 10-K.

2.	All other schedules are omitted because they are not applicable or the required information is included in the Company’s Consolidated Financial Statements or Notes thereto included in this Report on Form 10-K.

3.	Exhibits

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3a of the Company’s Registration Statement on Form S-4 (Registration No. 33-25321) as filed on November 7, 1988).
3.1.1	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 1997 as filed on May 14, 1997).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3b of the Company’s Registration Statement on Form S-4 (Registration No. 33-25321) as filed on November 7, 1988).
3.2.1	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 1996 as filed on August 5, 1996).
3.2.2	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.5 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).
4.1	Evans Bancorp Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (Registration No. 333-106655 as filed on June 30, 2003).
4.2	Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 of the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

Exhibit No.	Exhibit Description

4.3	Evans Bancorp, Inc. Dividend Reinvestment Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-34347 as filed on August 27, 1997).
4.4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 1997 as filed on May 14, 1997).
4.5	Indenture between the Company, as Issuer, and Wilmington Trust Company, as Trustee, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).
10.1*	Employment Agreement between Evans National Bank and Richard M. Craig (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).
10.2*	Employment Agreement between Evans National Bank and James Tilley (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).
10.3*	Employment Agreement between Evans National Bank and William R. Glass (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).
10.4*	Specimen 1984 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).
10.5*	Specimen 1989 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).
10.6*	Summary of Provisions of Director Deferred Compensation Agreements (incorporated by reference to Exhibit 10.7 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).
10.7*	Employment Agreement between Evans National Bank and Robert Miller (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the fiscal year ended December 31, 2000 as filed on March 29, 2001).
10.8	Investment Service Agreement between O’Keefe Shaw & Co., Inc. and ENB Associates Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000 as filed on May 8, 2000).
10.9*	Employment Agreement between Evans National Bank and Mark DeBacker (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 2001 as filed on August 1, 2001).
10.10*	Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).
10.11*	Evans National Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).
10.12*	Evans National Bank Deferred Compensation Plan for Officers and Directors (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).
10.13	Agreement of Sale and Purchase of Assets among ENB Insurance Agency, Inc., Ulrich & Company, Inc., Ulrich Development Company, LLC and David L. Ulrich dated as of October 1, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).
10.15*	Form of Supplemental Executive Retirement Participatory Agreement (filed herewith).
10.16*	Form of Deferred Compensation Participatory Agreement (filed herewith).
10.17*	Form of Executive Life Insurance Split-Dollar Endorsement Participatory Agreement (filed herewith).
10.18	Form of Floating Rate Junior Subordinated Debt Security due 2034 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

Exhibit No.	Exhibit Description

10.19	Amended and Restated Declaration of Trust of Evans Capital Trust I, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).
10.20	Guarantee Agreement of the Company, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).
10.21	Purchase Agreement among the Company, Evans Capital Trust I, and NBC Capital Markets Group, Inc., dated as of October 1, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).
10.22	Asset Purchase Agreement by and among Evans National Leasing, Inc., Evans Bancorp, Inc., M&C Leasing Co., Inc., APCOT NY Corp., John Gallo, and for certain limited purposes, Brian Gallo, dated as of December 31, 2004 (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Independent Registered Public Accounting Firm’s Consent from KPMG LLP (filed herewith).
23.2	Independent Registered Public Accounting Firm’s Consent from Deloitte & Touche LLP (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized:

EVANS BANCORP, INC.
By:	/s/ James Tilley
James Tilley, President and CEO
Date: March 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James Tilley James Tilley	President and CEO/Director	March 28, 2005

/s/ Mark DeBacker Mark DeBacker	Treasurer	March 28, 2005

/s/ Phillip Brothman Phillip Brothman	Chairman of the Board/Director	March 28, 2005

Vice Chairman
/s/ Thomas H. Waring, Jr. Thomas H. Waring, Jr.	of the Board/Director	March 28, 2005

/s/ James E. Biddle, Jr. James E. Biddle, Jr.	Secretary/Director	March 28, 2005

/s/ LaVerne G. Hall LaVerne G. Hall	Director	March 28, 2005

/s/ David M. Taylor David M. Taylor	Director	March 28, 2005

/s/ Robert W. Allen Robert W. Allen	Director	March 28, 2005

/s/ William F. Barrett William F. Barrett	Director	March 28, 2005

/s/ Robert G. Miller, Jr. Robert G. Miller, Jr.	Director	March 28, 2005

/s/ John R. O’Brien John R. O’Brien	Director	March 28, 2005

/s/ Nancy W. Ware Nancy W. Ware	Director	March 28, 2005

/s/ Mary Catherine Militello Mary Catherine Militello	Director	March 28, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3a of the Company’s Registration Statement on Form S-4 (Registration No. 33-25321) as filed on November 7, 1988).
3.1.1	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 1997 as filed on May 14, 1997).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3b of the Company’s Registration Statement on Form S-4 (Registration No. 33-25321) as filed on November 7, 1988).
3.2.1	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 1996 as filed on August 5, 1996).
3.2.2	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.5 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).
4.1	Evans Bancorp Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (Registration No. 333-106655 as filed on June 30, 2003).
4.2	Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 of the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).
4.3	Evans Bancorp, Inc. Dividend Reinvestment Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-34347 as filed on August 27, 1997).
4.4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 1997 as filed on May 14, 1997).
4.5	Indenture between the Company, as Issuer, and Wilmington Trust Company, as Trustee, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).
10.1*	Employment Agreement between Evans National Bank and Richard M. Craig (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).
10.2*	Employment Agreement between Evans National Bank and James Tilley (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).
10.3*	Employment Agreement between Evans National Bank and William R. Glass (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).
10.4*	Specimen 1984 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).
10.5*	Specimen 1989 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).
10.6*	Summary of Provisions of Director Deferred Compensation Agreements (incorporated by reference to Exhibit 10.7 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).
10.7*	Employment Agreement between Evans National Bank and Robert Miller (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the fiscal year ended December 31, 2000 as filed on March 29, 2001).
10.8	Investment Service Agreement between O’Keefe Shaw & Co., Inc. and ENB Associates Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000 as filed on May 8, 2000).

Exhibit No.	Exhibit Description
10.9*	Employment Agreement between Evans National Bank and Mark DeBacker (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 2001 as filed on August 1, 2001).
10.10*	Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).
10.11*	Evans National Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).
10.12*	Evans National Bank Deferred Compensation Plan for Officers and Directors (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).
10.13	Agreement of Sale and Purchase of Assets among ENB Insurance Agency, Inc., Ulrich & Company, Inc., Ulrich Development Company, LLC and David L. Ulrich dated as of October 1, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).
10.14*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed September 30, 2004).
10.15*	Form of Supplemental Executive Retirement Participatory Agreement (filed herewith).
10.16*	Form of Deferred Compensation Participatory Agreement (filed herewith).
10.17*	Form of Executive Life Insurance Split-Dollar Endorsement Participatory Agreement (filed herewith).
10.18	Form of Floating Rate Junior Subordinated Debt Security due 2034 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).
10.19	Amended and Restated Declaration of Trust of Evans Capital Trust I, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).
10.20	Guarantee Agreement of the Company, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).
10.21	Purchase Agreement among the Company, Evans Capital Trust I, and NBC Capital Markets Group, Inc., dated as of October 1, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).
10.22	Asset Purchase Agreement by and among Evans National Leasing, Inc., Evans Bancorp, Inc., M&C Leasing Co., Inc., APCOT NY Corp., John Gallo, and for certain limited purposes, Brian Gallo, dated as of December 31, 2004 (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Independent Registered Public Accounting Firm’s Consent from KPMG LLP (filed herewith).
23.2	Independent Registered Public Accounting Firm’s Consent from Deloitte & Touche LLP (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.