Form 10-Q
period 2005-03-31
EVANS BANCORP INC
filed 2005-05-13
CIK 842518

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-18539

EVANS BANCORP, INC.

(Exact name of registrant as specified in its charter)

New York	16-1332767

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 -16 North Main Street, Angola, New York 14006

(Address of principal executive offices)
(Zip Code)

(716) 926-2000

(Issuer’s telephone number)

Not applicable

(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange Act)

Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.50 Par Value— 2,593,494 shares as of May 11, 2005

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents:
Cash and due from banks	$13,347	$8,124
Federal funds sold	8,875	—

Total cash and cash equivalents	$22,222	$8,124

Interest bearing deposits at other banks	—	984
Securities:
Available-for-sale, at fair value	174,538	166,817
Held-to-maturity, at amortized cost	3,025	3,062
Loans, net of allowance for loan losses of $3,179 in 2005 and $2,999 in 2004	222,725	217,599
Properties and equipment, net	8,303	7,747
Goodwill	9,498	9,219
Intangible assets	3,043	3,170
Bank-owned life insurance	8,047	7,943
Other assets	6,075	4,377

TOTAL ASSETS	$457,476	$429,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$57,845	$54,013
NOW	13,104	11,650
Regular savings	94,792	101,540
Muni-Vest savings	70,744	40,235
Time deposits	120,565	94,490

Total deposits	357,050	301,928

Other borrowed funds	40,909	68,034
Junior subordinated debentures	11,330	11,330
Securities sold under agreements to repurchase	6,926	7,306
Dividend Payable	857	—
Other liabilities	6,007	4,970

Total liabilities	423,079	393,568

CONTINGENT LIABILITIES AND COMMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value; 10,000,000 shares authorized; 2,615,123 and 2,615,123 shares issued, respectively, and 2,589,903 and 2,592,423 shares outstanding, respectively	1,307	1,307
Capital surplus	23,406	23,361
Retained earnings	11,213	10,808
Accumulated other comprehensive income, net of tax	(903)	563
Less: Treasury stock, at cost (25,220 and 22,700 shares, respectively)	(626)	(565)

Total stockholders’ equity	34,397	35,474

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$457,476	$429,042

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2005	2004
INTEREST INCOME
Loans	$3,528	$2,771
Federal funds sold/Interest on deposits at other banks	36	20
Securities:
Taxable	1,145	678
Non taxable	490	554

Total interest income	5,199	4,023
INTEREST EXPENSE
Deposits	1,250	846
Borrowings	444	180
Junior subordinated debentures	143	—

Total interest expense	1,837	1,026

NET INTEREST INCOME	3,362	2,997
PROVISION FOR LOAN LOSSES	151	136

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,211	2,861

NON INTEREST INCOME:
Bank service charges	488	430
Insurance service and fees	2,027	1,389
Net gain on sales of securities	93	143
Premium on loans sold	9	5
Bank owned life insurance	103	101
Other	308	262

Total non interest income	3,028	2,330

NON INTEREST EXPENSE:
Salaries and employee benefits	2,367	1,979
Occupancy	508	410
Supplies	105	87
Repairs and maintenance	148	102
Advertising and public relations	161	84
Professional services	289	176
Amortization of intangibles	127	88
Other Insurance	94	86
Other	686	623

Total non interest expense	4,485	3,635

INCOME BEFORE INCOME TAXES	1,754	1,556

INCOME TAXES	492	388

NET INCOME	$1,262	$1,168

Net income per common share-basic	$0.49	$0.45

Net income per common share-diluted	$0.49	$0.45

Weighted average number of common shares	2,591,029	2,599,353

Weighted average number of diluted shares	2,593,937	2,600,551

See notes to Unaudited Consolidated Financial Statements

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total
Balance, January 1, 2004	$1,230	$19,359	$11,145	$1,918	$(328)	$33,324

Comprehensive income:
Net income			1,168			1,168

Unrealized loss on available for sale securities, net of tax effect of $25 and reclassification adjustment of $(143)				(40)		(40)

Total comprehensive income						1,128

Cash dividends ($0.29 per common share)			(817)			(817)

Stock options expense		37				37

Issued 31,942 shares for purchase of insurance agencies	16	708				724

Purchased 5,400 shares for treasury					(135)	(135)

Balance, March 31, 2004	$1,246	$20,104	$11,496	$1,878	$(463)	$34,261

Balance, January 1, 2005	$1,307	$23,361	$10,808	$563	$(565)	$35,474

Comprehensive income:
Net Income			1,262			1,262

Unrealized loss on available for sale securities, net of tax effect of $935 and reclassification adjustment of $(93)				(1,466)		(1,466)

Total comprehensive income						(204)

Cash dividends ($0.33 per common share)			(857)			(857)

Stock options expense		45				45

Purchased 2,600 shares for treasury					(61)	(61)

Balance, March 31, 2005	$1,307	$23,406	$11,213	$(903)	$(626)	$34,397

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES:
Interest received	$5,061	$3,844
Fees received	2,832	2,111
Interest paid	(1,748)	(1,067)
Cash paid to employees and suppliers	(4,014)	(3,298)
Income taxes paid	(131)	(319)

Net cash provided by operating activities	2,000	1,271

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(16,105)	(52,921)
Proceeds from sales	1,070	8,878
Proceeds from maturities	4,817	9,938
Held to maturity securities:
Purchases	(94)	(1,091)
Proceeds from maturities	1,120	180
Additions to properties and equipment	(739)	(408)
Increase in loans, net of repayments	(6,449)	(4,943)
Proceeds from sales of loans	1,201	881
Proceeds from sales of other real estate owned	—	(6)
Additions to goodwill and intangibles	(279)	—
Acquisitions	—	(138)

Net cash used in investing activities	(15,458)	(39,630)

FINANCING ACTIVITIES:
Proceeds from borrowings	—	11,024
Repayments of borrowings	(25,100)	—
Repayments of long-term borrowings	(2,405)	(13,450)
Increase in deposits	55,122	65,963
Purchase of treasury stock	(61)	(135)

Net cash provided by financing activities	27,556	63,402

Net increase in cash and equivalents	14,098	25,043

CASH AND CASH EQUIVALENTS:
Beginning of period	8,124	8,509

End of period	$22,222	$33,552

(continued)

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(in thousands)

	Three Months Ended
	March, 31
	2005	2004
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income	$1,262	$1,168

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	471	440
Provision for loan losses	151	136
Net (gain) loss on sales of assets	(93)	(137)
Premiums on loans sold	(9)	(5)
Stock options expense	45	37
Changes in assets and liabilities affecting cash flow:
Other assets	(757)	(590)
Other liabilities	930	222

NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,000	$1,271

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENTS AND FINANCIAL ACTIVITIES

Acquisition of insurance agencies:
Fair value of:
Assets acquired, non-cash	$—	$861
Liabilities assumed	$—	$—
Securities issued	$—	$723

(concluded)

See notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 and 2004

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct wholly-owned subsidiaries: Evans National Bank (the “Bank”), and its subsidiaries, ENB Associates Inc. (“ENB”), Evans National Leasing, Inc. (“ENL”) and Evans National Holding Corp. (“ENHC”); and Evans National Financial Services, Inc. (“ENFS”), and its subsidiary, ENB Insurance Agency, Inc. (“ENBI”) in the preparation of the accompanying interim unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and with general practice within the banking industry. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

2.	SECURITIES

Securities which the Company has the positive ability and intent to hold to maturity are stated at amortized cost. Securities which the Company has identified as available for sale are stated at fair value with changes in fair value included as a component of stockholders’ equity.

3.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents the amount charged against the Bank’s earnings to establish an allowance for probable loan losses based on the Bank’s management’s evaluation of the loan portfolio. Factors considered by the Bank’s management in establishing the allowance include: the collectibility of individual loans, current loan concentrations, charge-off history, delinquent loan percentages, input from regulatory agencies and general economic conditions.

On a quarterly basis, management of the Bank meets to review and determine the adequacy of the allowance for loan losses. In making this determination, the Bank’s management analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by the Bank’s internal loan staff, an internal loan review function and information provided by examinations performed by regulatory agencies.

The analysis of the allowance for loan losses is composed of three components: specific credit allocation, general portfolio allocation and subjectively by determined allocation. The specific credit allocation includes a detailed review of the credit in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures,” and allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the actual credit rating of the loan.

The subjective portion of the allowance reflects management’s evaluation of various conditions, and involves a higher degree of uncertainty because this component of the allowance is not identified with specific problem credits of portfolio segments. The conditions evaluated in connection with this component include the following: industry and regional conditions; seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the business cycle; existing general economic and business conditions in the lending areas; credit quality trends in nonaccruing loans; historical loan charge-off experience; and the results of bank regulatory examinations.

The following table sets forth information regarding the allowance for loan losses for the three month period ended March 31, 2005 and 2004.

Allowance for loan losses

	Three months ended March 31,
	2005	2004
	(In thousands)
Beginning balance, January 1	$2,999	$2,539
Charge-offs:
Commercial	—	—
Real estate mortgages	—	—
Installment loans	(3)	(1)
Direct financing leases	—	—

Total charge-offs	(3)	(1)

Recoveries:
Commercial	—	56
Real estate mortgages	—	—
Installment loans	—	1
Direct financing leases	32	—

Total recoveries	32	57

Net recoveries	29	56

Provision for loan losses	151	136

Ending blanace, March 31	3,179	2,731

Ratio of net charge-offs to average net loans outstanding (annualized)	(0.1)%	(0.1)%

4.	REVENUE RECOGNITION

The Bank’s primary sources of revenue are interest income from loans and investments and service charge income from loans and deposits. ENBI’s revenue is derived mainly from insurance commissions. Revenue is recognized in the period in which it is earned. The revenue is recognized on the accrual basis of accounting in accordance with the accounting principles generally accepted in the United States of America.

5.	PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. The Company’s potential dilutive securities included 2,908 dilutive shares for the three month period ended March 31, 2005. There were 1,198 dilutive shares for the three month period ended March 31, 2004. On February 16, 2005, the Company declared a cash dividend of $0.33 per share payable on April 4, 2005 to shareholders of record as of March 14, 2005. All share and per share amounts have been adjusted to reflect a 5 percent stock dividend paid in December 2004.

6.	TREASURY STOCK

During the quarter ended March 31, 2005 the Company repurchased 2,600 shares of common stock at an average cost of $24.11 per share.

7.	SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three month periods ended March 31, 2005 and 2004.

Three Months Ended
March 31, 2005
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$3,449	($87)	$3,362
Provision for loan losses	151	—	151

Net interest income (expense) after provision for loan losses	3,298	(87)	3,211

Non-interest income	1,001	—	1,001
Insurance commission and fees	—	2,027	2,027
Non-interest expense	3,240	1,245	4,485

Income before income taxes	1,059	695	1,754
Income taxes	214	278	492

Net income	$845	$417	$1,262

Three Months Ended
March 31, 2004
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$3,002	($5)	$2,997
Provision for loan losses	136	—	136

Net interest income (expense) after provision for loan losses	2,866	(5)	2,861

Non-interest income	941	—	941
Insurance service and fees	—	1,389	1,389
Non-interest expense	2,695	940	3,635

Income before taxes	1,112	444	1,556
Income taxes	224	164	388

Net income	888	280	1,168

Starting January 1, 2005, the activities of non-deposit investment service sales have been functionally reorganized into the Company’s Insurance Agency Activities and are being internally managed as a segment of ENBI. As a result, all activities have been reported as Insurance Agency Activities beginning January 1, 2005. Activities prior to January 1, 2005 have been reclassified as Insurance Agency Activities for comparative purposes.

8.	CONTINGENT LIABILITIES AND COMMITMENTS

The consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at March 31, 2005 and 2004 is as follows:

	2005	2004
	(in thousands)
Commitments to extend credit	$58,098	$44,199

Standby letters of credit	2,144	1,724

Total	$60,242	$45,923

Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank has not incurred any losses on its commitments during the past two years.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of SFAS No. 133. The changes in the fair value of these commitments due to interest rate risk are not recorded on the consolidated balance sheets as these derivatives are not considered material.

The Company is subject to possible litigation proceedings in the normal course of business. As of March 31, 2005, there were no claims pending against the Company that management considered to be significant.

9.	RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 consolidated financial statements to conform with the presentation used in 2005.

10.	NET PERIODIC BENEFIT COSTS

The Bank has a defined benefit pension plan covering substantially all Company employees. The plan provides benefits that are based on the employees’ compensation and years of service. The Bank uses an actuarial method of amortizing prior service cost and unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortized method the Bank is using recognizes the prior service cost and net gains or losses over the average remaining service period of active employees.

The Bank also maintains a nonqualified supplemental executive retirement plan covering certain members of the Company’s senior management. The Bank uses an actuarial method of amortizing unrecognized net gains or losses which result from actual expense and assumptions being different than those that are projected. The amortization method the Bank uses recognizes the net gains or losses over the average remaining service period of active employees.

The following table represents net periodic benefit costs recognized:

	Three months ended March 31,
	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2005	2004	2005	2004
Service cost	$72	$54	$26	$22

Interest cost	44	38	37	35

Expected return on plan assets	(48)	(42)	—	—

Amortization of prior service cost	(4)	(4)	15	24

Amortization of the net loss	1	1	4	3

Net periodic benefit cost	$65	$47	$82	$84

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements. Accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported.

     The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. These policies, along with the disclosures presented in the other notes to consolidated financial statement and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations provide information on how significant assets and liabilities are valued in the Company’s consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and valuation of goodwill to be the accounting areas that require the most subjective or complex judgments and as such could be most subject to revision as new information becomes available.

     The allowance for loan losses represents management’s estimate of probable credit losses in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on the impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets.

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

		Three Months Ended			Three Months Ended
		March 31, 2005			March 31, 2004
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$217,162	$3,528	6.50%	$185,900	$2,771	5.96%
Taxable securities	122,731	1,145	3.73%	73,584	678	3.68%
Tax-exempt securities	45,252	490	4.33%	51,417	554	4.31%
Time deposits-other banks	872	3	1.54%	185	1	1.69%
Federal funds sold	6,726	33	1.92%	9,597	19	0.82%

Total interest-earning assets	392,743	5,199	5.30%	320,683	4,023	5.02%

Non interest-earning assets

Cash and due from banks	17,289			9,851
Premises and equipment, net	8,030			6,140
Other assets	24,958			14,613

Total Assets	$443,020			$351,287

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
NOW	$11,556	$6	0.19%	$11,069	$6	0.20%
Regular savings	100,287	219	0.87%	78,097	87	0.45%
Muni-Vest savings	50,201	286	2.28%	40,685	141	1.38%
Time deposits	106,170	739	2.78%	100,266	612	2.44%
Fed funds purchased	6,089	41	2.67%	4,082	11	1.04%
Securities sold U/A to repurchase	7,335	14	0.78%	7,789	17	0.86%
FHLB advances	51,817	385	2.98%	17,773	147	3.32%
Junior subordinated debentures	11,330	143	5.04%	—	—	0.00%
Notes Payable	560	4	2.96%	787	5	2.62%

Total interest-bearing liabilities	345,345	$1,837	2.13%	260,548	$1,026	1.58%

Noninterest-bearing liabilities
Demand deposits	56,589			52,083
Other	5,452			4,142

Total liabilities	$407,386			$316,773

Stockholders’ equity	35,634			34,514

Total Liabilities and Equity	$443,020			$351,287

Net interest earnings		$3,362			$2,997

Net yield on interest earning assets			3.42%			3.74%

Interest rate spread			3.17%			3.44%

Loan Activity

Total gross loans grew to $225.9 million at March 31, 2005, reflecting a 2.4% or $5.3 million increase from December 31, 2004. Commercial loans totaled $157.5 million at March 31, 2005, reflecting a 3.8% or $5.7 million increase from December 31, 2004. Consumer loans totaled $67.8 million at March 31, 2005, reflecting a 0.6% or $0.4 million decrease from December 31, 2004. The Bank continues to sell certain fixed rate residential mortgages originated below a designated interest level to the Federal National Mortgage Association (“FNMA”), while maintaining the servicing rights. During the first quarter 2005, the Bank sold mortgages to the FNMA totaling $1.2 million as compared to $0.9 million during the first quarter 2004. At March 31, 2005, the Bank had a loan servicing portfolio principal balance of $29.8 million upon which it earns servicing fees. This loan servicing portfolio balance compares to $29.2 million at December 31, 2004.

Loan Portfolio Composition

     The following table presents selected information on the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	March 31, 2005	Percentage	December 31, 2004	Percentage
	(in thousands)		(in thousands)
Commercial Loans

Real Estate	$120,860	53.6%	$117,896	53.6%

Installment	17,239	7.7%	17,266	7.9%

Lines of Credit	13,086	5.8%	12,016	5.4%

Direct Financing Leases	6,250	2.8%	4,546	2.1%

Cash Reserve	68	0.0%	73	0.0%

Total Commercial Loans	157,503	69.9%	151,797	69.0%

Consumer Loans

Real Estate	33,371	14.8%	32,756	14.9%

Home Equity	31,555	14.0%	31,253	14.2%

Installment	2,383	1.1%	2,324	1.0%

Overdrafts	106	0.0%	1,456	0.7%

Credit Card	269	0.1%	290	0.1%

Other	142	0.1%	132	0.1%

Total Consumer Loans	67,826	30.1%	68,211	31.0%

Total Loans	225,329	100.0%	220,008	100.0%

Net Deferred Costs & Unearned Discounts	575		590
Allowance for Loan Losses	(3,179)		(2,999)

Loans, net	$222,725		$217,599

     Asset quality continues to remain strong with net recoveries of $29 thousand in the first quarter of 2005. Non-performing loans, defined as accruing loans greater than 90 days past due and non-accrual loans, totaled 0.99% of total loans outstanding at March 31, 2005 as compared to 0.82% at December 31, 2004. The increase in non-performing loans was primarily due to one $500,000 commercial loan becoming 90 days past due in the first quarter of 2005. The allowance for loan losses totaled $3.2 million or 1.41% of gross loans outstanding at March 31, 2005 as compared to $3.0 million or 1.36% of gross loans outstanding at December 31, 2004.

     The adequacy of the Company’s allowance for loan losses is reviewed quarterly by the Company’s management with consideration given to loan concentrations, charge-off history, delinquent loan percentages, and general economic conditions. Management believes the allowance for loan losses is adequate for credit losses from existing loans.

     The following table sets forth information regarding non-performing loans as of the dates specified.

	March 31, 2005	December 31, 2004
	(in thousands)
Non-accruing loans:
Mortgage loans on real estate
Residential 1-4 family	$—	$—
Commecial and multi-family	91	278
Construction	—	—
Second mortgages	—	—
Home equity lines of credit	—	—

Total mortgage loans on real estate	91	278

Direct financing leases	—	2

Commercial loans	1,537	1,375

Consumer installment loans
Personal	—	—
Credit cards	—	—
Other	—	—

Total consumer installment loans	—	—

Total non-accuing loans	$1,628	$1,655

Accruing loans 90+ days past due	605	151

Total non-performing loans	2,233	1,806
Total non-performing loans as a percentage of total assets	0.49%	0.42%

Total non-performing loans as a percentage of total loans	0.99%	0.82%

For the quarter ended March 31, 2005, gross interest income that would have been reported on non-accruing loans, had they been current, was $31 thousand. There was no interest income included in net income for the quarter ended March 31, 2005 on non-accruing loans.

The following table sets forth information regarding the allocation of the allowance for loan losses as of the dates specified.

Allocation of the Allowance for Loan Losses

	Balance at	Balance at
	3/31/2005	12/31/2004
	Attributable to :	Attributable to :
	(in thousands)
Real Estate Loans	$1,360	$1,768

Commercial Loans	1,158	618

Consumer Loans	160	187

Direct Financing Leases	199	130

All other loans	26	—

Unallocated	276	296

Total	$3,179	$2,999

Investing Activities

     The Company’s securities portfolio increased by 4.5%, or $7.7 million, to approximately $177.6 million at March 31, 2005 as compared to approximately $169.9 million at December 31, 2004. The growth in the securities portfolio was due in part to the seasonal growth in Muni-Vest deposits during the three month period ended March 31, 2005, discussed below. Available funds continue to be invested in U.S. government and agency securities and tax-advantaged bonds issued by New York State municipalities and school districts. The Company monitors extension and prepayment risk in the portfolio to limit potential exposures. Management believes the average expected life of the portfolio is 3.90 years as of March 31, 2005, as compared to 3.92 years as of December 31, 2004. Available-for-sale securities with a total fair value of $152.4 million at March 31, 2005 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Funding Activities

     Total deposits during the quarter increased 18.3% to $357.0 million at March 31, 2005 from $301.9 million at December 31, 2004. Regular savings deposits decreased to $94.8 million at March 31, 2005, reflecting a 6.6% or $6.7 million decrease for the quarter, partially due to funds reallocated to a certificate of deposit promotion related to the Bank’s new branch opening in January 2005. Time deposits less than $100,000 increased 38.5% or $21.5 million. Muni-Vest deposits increased 75.8% or $30.5 million for the quarter, due to the normal inflow of municipal tax receipts, which occurs during the first quarter of the calendar year. Core deposits (all deposits excluding time deposits greater than $100,000) increased to $321.8 million, reflecting a 19.5% or $52.5 million increase for the quarter. Time deposits $100,000 and over increased 11.8%, and securities sold under agreement to repurchase decreased 5.2% from December 31, 2004. The balances of these items vary day to day within a range based on customer transaction volume. Variances within that range represent normal deposit activity.

Other Balance Sheet Changes

     Other borrowed funds decreased to $40.9 million at March 31, 2005 from $68.0 million at December 31, 2004. The decrease of approximately $27.1 million is primarily attributed to the Bank paying down borrowings with funds generated from Muni-Vest deposits and funds from a certificate of deposit promotion.

ANALYSIS OF RESULTS OF OPERATIONS

Net Income

     Net income was $1.3 million or $0.49 per share for the quarter ended March 31, 2005 as compared to $1.2 million or $0.45 per share for the quarter ended March 31, 2004. Net income represented a return on average assets of 1.14% for the quarter ended March 31, 2005 compared to 1.33% for the same period in 2004. The return on average equity for the first quarter of 2005 was 14.17 % compared to 13.54% for the first quarter of 2004. The increase is primarily due to the factors discussed below.

Other Operating Results

     Net interest income for the first quarter 2005 was $3.4 million and represented a $0.4 million increase from first quarter 2004, primarily as a result of growth in interest-earning assets and the acquisition of M&C Leasing Co., Inc. (“M&C Leasing”) on December 31, 2004. The net interest margin for the first quarter of 2005 was 3.42% as compared to 3.74% for the first quarter of 2004, primarily due to an increase in the Bank’s cost of interest-bearing liabilities, from 1.58% in 2004 to 2.13% in 2005. Muni-vest, time deposits, and interest on junior subordinated debentures issued were the primary drivers of this increase in the cost of funds.

     The provision for loan losses increased to $151 thousand for the first quarter of 2005 from $136 thousand for the same time period in 2004. The increase was a result of continued commercial loan growth. Commercial real estate loans tend to have a higher credit risk than consumer loans. To offset this higher credit risk, the Bank continued to portfolio fixed rate residential loans during the quarter ended March 31, 2005.

     Non-interest income was $3.0 million for the first quarter of 2005, an increase of $0.7 million, or 30.0% over the fourth quarter of 2004. This increase was primarily a result of an increase in insurance fee revenue of $0.7 million, or 49.8% over the prior year quarter. The increased insurance fee revenue in the quarter was partially the result of ENBI’s acquisition of Ulrich & Company, Inc. (“Ulrich & Company”) on October 1, 2004. Additionally, profit sharing revenue, revenue earned from performance with insurance companies from the prior year, resulted in insurance fee revenue of $0.7 million in the first quarter of 2005, an increase of $0.3 million from the $0.4 million profit sharing revenue in the first quarter of 2004.

     Non-interest expense was $4.5 million for the first quarter of 2005, an increase of $0.9 million, or 23.4% over the first quarter of 2004. A component of the increase was an additional $0.4 million in salary and employee benefit expense related to Company growth and merit pay increases awarded in early 2005, as well as an increase in the number of employees related to the acquisitions of Ulrich & Company and M&C Leasing in the fourth quarter of 2004. In addition, occupancy expense for the first quarter of 2005 increased $0.1 million over the first quarter of 2004 primarily due to Company growth, including the insurance agency location in Lockport, New York in October 2004 and the Bank’s move to administrative offices in Hamburg, New York in July 2004. Additionally, in the first quarter of 2005, there was an aggregate $0.4 million increase over the first quarter of 2004 for the following expenses: advertising and public relations increased due to promotions for the Bank’s new branch location in North Buffalo, along with efforts to promote the Bank’s name in its new markets; professional services increased due to the Bank’s engagement of an outside consultant for a revenue enhancement project; other expenses increased primarily due to the acquisitions of Ulrich & Company and M&C leasing.

     Income tax expense totaled $492 thousand and $388 thousand for the three month periods ended March 31, 2005 and 2004, respectively. The effective combined tax rate for the first quarter of 2005 was 28.1% compared to 24.9% for the first quarter of 2004. The increase is primarily a result of the decreased composition of non-taxable municipal securities as a percentage of the overall investment portfolio.

CAPITAL

     The Bank has consistently maintained regulatory capital ratios at, or above, federal “well capitalized” standards. Total stockholders’ equity was $34.4 million at March 31, 2005, down from $35.5 million at December 31, 2004. This decrease is primarily attributable to unrealized investment losses recognized in the first quarter of 2005. Equity as a percentage of assets was 7.5% at March 31, 2005, compared to 8.3% at December 31, 2004. Book value per common share declined to $13.28 at March 31, 2005, from $13.68 at December 31, 2004.

LIQUIDITY

     The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the Federal Home Loan Bank (“FHLB”) the Bank is able to borrow funds at competitive rates. Advances of up to $16.0 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $10.0 million in federal funds from one of its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the discount window. Additionally, the Bank has access to capital markets as a funding source.

     Cash flows from the Bank’s investment portfolio are laddered, so the securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that the securities are available for sale from time-to-time without the need to incur significant losses. At March 31, 2005, approximately 23.91% of the Bank’s securities had contractual maturity dates of one year or less and approximately 1.91% had maturity dates of five years or less. Available assets of $189.6 million, less public and purchased funds of $175.2 million, resulted in a long-term liquidity ratio of 108% at March 31, 2005, versus 102% at December 31, 2004.

     Liquidity needs can also be met by more aggressively pursuing municipal deposits, which are normally awarded on the basis of competitive bidding. The Company believes that the Bank maintains a sufficient level of U.S. government and government agency securities and New York State municipal bonds that can be pledged as collateral for these deposits.

ITEM 3 — QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Additional information responsive to this Item is contained in the Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, which information is incorporated herein by reference.

     Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Bank’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Bank to interest rate risk, which occurs when assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Bank is subject to the effects of changing interest rates. The Bank measures interest rate risk by calculating the variability of net interest income in the future periods under various interest rate scenarios using projected balances for interest-earning assets and interest-bearing liabilities. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans, and investment securities and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analysis of market values of the Bank’s financial instruments and changes to such market values given changes in the interest rates.

     The Bank’s Asset Liability Committee, which includes members of senior management, monitors the Bank’s interest rate sensitivity with the aid of a computer model that considers the impact of ongoing lending and deposit taking activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on – or off-balance sheet financial instruments. Possible actions include, but are not limited to, changing the pricing of loan and deposit products, and modifying the composition of interest-earning assets and interest-bearing liabilities, and other financial instruments used for interest rate risk management purposes.

     The following table demonstrates the possible impact of changes in interest rates on the Bank’s net interest income over a 12 month period of time:

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

	Calculated increase(decrease)
	in projected annual net interest income
	(in thousands)
	March 31, 2005	December 31, 2004
Changes in interest rates

+200 basis points	$(516)	$(497)

-200 basis points	(319)	(425)

     Many assumptions were utilized by management to calculate the impact that changes in the interest rates may have on net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Bank assumed immediate changes in rates including 200 basis point rate changes. In the event that the 200 basis point rate changes cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Bank’s projected net interest income.

ITEM 4 — CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEEDURES

     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2005 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in the Company’s internal control over financial reporting that occurred in the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes all Company repurchases made on a monthly basis during the period covered by this report, including those made pursuant to publicly announced plans, or programs.

			Total number of
			shares purchased as	Maximum number of
	Total number	Average price	part of publicly	shares that may yet be
	of shares	paid	announced plans or	purchased under the plans
Period	purchased	per share	programs	or programs
January 2005 (January 1, 2005, through January 31, 2005)	900	$25.12	900	18,475
February 2005 (February 1, 2005 through February 28, 2005)	1,700	$23.58	1,700	16,775
March 2005 (March 1, 2005 through March 31, 2005)	—	n/a	—	16,775
Total	2,600	$24.11	2,600	16,775

All of the foregoing shares were purchased in open market transactions. On October 22, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 50,000 shares of the Company’s common stock over a two year period. The Company did not make any repurchases during the quarter ended March 31, 2005 other than pursuant to this publicly announced program, and there were no other publicly announced plans outstanding as of March 31, 2005.

ITEM 5. Other Information

The Company maintains long term disability insurance for all of its employees, which provides 67 percent replacement income coverage when an employee becomes disabled, with a maximum monthly benefit of $10,000. On May 12, 2005, each of the Company’s executive officers, including its named executive officers (which officers were determined by reference to the Company’s proxy statement dated March 28, 2005), executed applications with Massachusetts Mutual Life Insurance Company for supplemental disability income insurance coverage, to supplement the monthly income benefit payable under the Company’s group long term disability insurance to the Company’s highly compensated employees, including the Company’s named executive officers. In addition to the payment of additional monthly insurance benefits, the supplemental disability income insurance provides a $500 monthly contribution to a retirement account on the disabled executive officer’s behalf. The supplemental disability insurance coverage is effective June 1, 2005.

ITEM 6. Exhibits

Exhibit No.	Name	Page No.
10.1	Summary of Compensation Arrangements for Named Executive Officers and Directors	23

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	24

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	25

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	26

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE
May 13, 2005	By:	/s/ James Tilley

James Tilley
President and CEO
(On Behalf of the Registrant and
as Principal Executive Officer)

DATE
May 13, 2005	By:	/s/ Mark DeBacker

Mark DeBacker
Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Name	Page No.
10.1	Summary of Compensation Arrangements for Named Executive Officers and Directors	23

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	24

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	25

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	26

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27