Form 10-Q
period 2005-06-30
EVANS BANCORP INC
filed 2005-08-04
CIK 842518

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2005

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
(Zip Code)
(716) 926-2000
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $.50 Par Value— 2,592,311 shares as of July 27, 2005

EVANS BANCORP, INC. AND SUBSIDIARIES

PAGE
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets–June 30, 2005 and December 31, 2004	1

Unaudited Consolidated Statements of Income-Three months ended June 30, 2005 and 2004	2

Unaudited Consolidated Statements of Income- Six months ended June 30, 2005 and 2004	3

Unaudited Consolidated Statements of Stockholders’ Equity–Six months ended June 30, 2005 and 2004	4

Unaudited Consolidated Statements of Cash Flows–Six months ended June 30, 2005 and 2004	5

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults upon Senior Securities	None
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	None
Item 6. Exhibits	21

SIGNATURES	22

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents:
Cash and due from banks	$14,311	$8,124

Interest bearing deposits at other banks	—	984
Securities:
Available-for-sale, at fair value	169,147	166,817
Held-to-maturity, at amortized cost	4,481	3,062
Loans, net of allowance for loan losses of $3,165 in 2005 and $2,999 in 2004	240,457	217,599
Properties and equipment, net	8,310	7,747
Goodwill	9,532	9,219
Intangible assets	2,916	3,170
Bank-owned life insurance	7,580	7,943
Other assets	5,806	4,377

TOTAL ASSETS	$462,540	$429,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$63,508	$54,013
NOW	11,904	11,650
Regular savings	93,111	101,540
Muni-Vest savings	55,393	40,235
Time deposits	138,130	94,490

Total deposits	362,046	301,928

Other borrowed funds	40,391	68,034
Junior subordinated debentures	11,330	11,330
Securities sold under agreements to repurchase	5,640	7,306
Other liabilities	6,347	4,970

Total liabilities	425,754	393,568

CONTINGENT LIABILITIES AND COMMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value; 10,000,000 shares authorized; 2,615,123 and 2,615,123 shares issued, respectively, and 2,594,311 and 2,592,423 shares outstanding, respectively	1,307	1,307
Capital surplus	23,455	23,361
Retained earnings	12,365	10,808
Accumulated other comprehensive income, net of tax	176	563
Less: Treasury stock, at cost (20,812 and 22,700 shares, respectively)	(517)	(565)

Total stockholders’ equity	36,786	35,474

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$462,540	$429,042

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(in thousands, execept share and per share amounts)

	Three Months Ended
	June 30,
	2005	2004
INTEREST INCOME
Loans	$3,886	$2,885
Federal funds sold/Interest on deposits at other banks	63	30
Securities:
Taxable	1,257	904
Non-taxable	488	539

Total interest income	5,694	4,358
INTEREST EXPENSE
Deposits	1,599	1,012
Borrowings	342	183
Junior subordinated debentures	158	—

Total interest expense	2,099	1,195

NET INTEREST INCOME	3,595	3,163
PROVISION FOR LOAN LOSSES	188	136

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,407	3,027

NON-INTEREST INCOME:
Bank service charges	500	480
Insurance service and fees	1,549	1,094
Net gain on sales of securities	12	—
Premium on loans sold	3	2
Bank-owned life insurance	103	101
Life insurance proceeds	80	—
Other	260	261

Total non-interest income	2,507	1,938

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,280	1,876
Occupancy	480	397
Supplies	92	69
Repairs and maintenance	146	109
Advertising and public relations	112	89
Professional services	259	187
Amortization of intangibles	127	84
Other Insurance	102	86
Other	704	648

Total non-interest expense	4,302	3,545

INCOME BEFORE INCOME TAXES	1,612	1,420

INCOME TAXES	437	342

NET INCOME	$1,175	$1,078

Net income per common share-basic	$0.45	$0.41

Net income per common share-diluted	$0.45	$0.41

Weighted average number of common shares	2,593,944	2,598,098

Weighted average number of diluted shares	2,596,751	2,599,901

See notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(in thousands, execept share and per share amounts)

	Six Months Ended
	June 30,
	2005	2004
INTEREST INCOME
Loans	$7,414	$5,656
Federal funds sold/Interest on deposits at other banks	99	51
Securities:
Taxable	2,402	1,581
Non-taxable	978	1,093

Total interest income	10,893	8,381
INTEREST EXPENSE
Deposits	2,849	1,858
Borrowings	786	363
Junior subordinated debentures	301	—

Total interest expense	3,936	2,221

NET INTEREST INCOME	6,957	6,160
PROVISION FOR LOAN LOSSES	339	272

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,618	5,888

NON-INTEREST INCOME:
Bank service charges	988	910
Insurance service and fees	3,576	2,483
Net gain on sales of securities	105	144
Premium on loans sold	12	7
Bank-owned life insurance	206	172
Life insurance proceeds	80	—
Other	568	553

Total non-interest income	5,535	4,269

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,647	3,855
Occupancy	988	806
Supplies	197	156
Repairs and maintenance	294	211
Advertising and public relations	273	173
Professional services	548	363
Amortization of intangibles	254	172
Other Insurance	196	173
Other	1,390	1,271

Total non-interest expense	8,787	7,180

INCOME BEFORE INCOME TAXES	3,366	2,977

INCOME TAXES	929	730

NET INCOME	$2,437	$2,247

Net income per common share-basic	$0.94	$0.86

Net income per common share-diluted	$0.94	$0.86

Weighted average number of common shares	2,592,494	2,598,722

Weighted average number of diluted shares	2,595,630	2,600,725

See notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total
Balance, January 1, 2004	$1,230	$19,359	$11,145	$1,918	$(328)	$33,324

Comprehensive income:
Net income			2,247			2,247

Unrealized loss on available-for-sale securities, net of tax effect of $1,574 and reclassification adjustment of $(143)				(2,467)		(2,467)

Total comprehensive income						(220)

Cash dividends ($0.31 per common share)			(818)			(818)

Stock options expense		81				81

Reissued 7,472 shares treasury stock under dividend reinvestment plan			16		164	180

Reissued 4,247 shares treasury stock under employee stock purchase plan			(9)		93	84

Issued 31,942 shares for purchase of insurance agencies	15	708				723

Purchased 15,500 shares for treasury					(377)	(377)

Balance, June 30, 2004	$1,245	$20,148	$12,581	$(549)	$(448)	$32,977

Balance, January 1, 2005	$1,307	$23,361	$10,808	$563	$(565)	$35,474

Comprehensive income:
Net Income			2,437			2,437

Unrealized loss on available-for-sale securities, net of tax effect of $247 and reclassification adjustment of $(105)				(387)		(387)

Total comprehensive income						2,050

Cash dividends ($0.33 per common share)			(857)			(857)

Stock options expense		94				94

Reissued 7,391 shares treasury stock under dividend reinvestment plan			2		176	178

Reissued 4,817 shares treasury stock under employee stock purchase plan			(23)		115	92

Reissued 800 shares treasury stock under director stock option plan			(2)		19	17

Purchased 11,200 shares for treasury					(262)	(262)

Balance, June 30, 2005	$1,307	$23,455	$12,365	$176	$(517)	$36,786

See Notes to Unaudited Consolidated Financial Statements

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
OPERATING ACTIVITIES:
Interest received	$11,080	$8,443
Fees received	5,145	4,016
Interest paid	(3,717)	(2,211)
Cash paid to employees and suppliers	(7,499)	(6,604)
Income taxes paid	(702)	(871)

Net cash provided by operating activities	4,307	2,773

INVESTING ACTIVITIES:
Available-for-sales securities:
Purchases	(23,085)	(66,938)
Proceeds from sales	7,062	12,266
Proceeds from maturities	13,871	15,258
Held to maturity securities:
Purchases	(1,799)	(3,237)
Proceeds from maturities	344	1,194
Additions to properties and equipment	(969)	(1,511)
Increase in loans, net of repayments	(25,015)	(14,305)
Proceeds from sales of loans	1,808	1,254
Proceeds from sales of other real estate owned	—	(6)
Additions to goodwill and intangibles	(313)	—
Acquisitions	—	(98)

Net cash used in investing activities	(28,096)	(56,123)

FINANCING ACTIVITIES:
Proceeds from borrowings	—	7,158
Repayments of borrowings	(26,766)	(5,762)
Repayments of long-term borrowings	(2,543)	(134)
Increase in deposits	60,117	55,031
Dividends paid, net	(857)	(818)
Purchase of treasury stock	(262)	(377)
Re-issuance of treasury stock	287	264

Net cash provided by financing activities	29,976	55,362

Net increase in cash and equivalents	6,187	2,012

CASH AND CASH EQUIVALENTS:
Beginning of period	8,124	8,509

End of period	$14,311	$10,521

(continued)

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income	$2,437	$2,247

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	978	778
Provision for loan losses	339	272
Net (gain) loss on sales of assets	(105)	(138)
Premiums on loans sold	(12)	(7)
Stock options expense	94	81
Changes in assets and liabilities affecting cash flow:
Other assets	(765)	(767)
Other liabilities	1,341	307

NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,307	$2,773

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENTS AND FINANCIAL ACTIVITIES

Acquisition of insurance agencies:
Fair value of:
Assets acquired, non-cash	$—	$861
Liabilities assumed	$—	$—
Securities issued	$—	$723
(concluded)
See notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 and 2004
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct, wholly-owned subsidiaries: Evans National Bank (the “Bank”), and its subsidiaries, ENB Associates Inc. (“ENB”), Evans National Leasing, Inc. (“ENL”) and Evans National Holding Corp. (“ENHC”); and Evans National Financial Services, Inc. (“ENFS”), and its subsidiary, ENB Insurance Agency, Inc. (“ENBI”) and its subsidiary, Frontier Claims Services, Inc., (“FCS”) in the preparation of the accompanying interim unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and with general practice within the banking industry. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

2.	SECURITIES

Securities which the Company has the positive ability and intent to hold to maturity are stated at amortized cost. Securities which the Company has identified as available-for-sale are stated at fair value with changes in fair value included as a component of stockholders’ equity.

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

On a quarterly basis, management of the Bank meets to review and determine the adequacy of the allowance for loan losses. In making this determination, the Bank’s management analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by the Bank’s internal loan staff, an independent internal loan review function and information provided by examinations performed by regulatory agencies.

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

The following table sets forth information regarding the allowance for loan losses for the six month periods ended June 30, 2005 and 2004.
Allowance for loan losses

	Six months ended June 30,
	2005	2004
	(In thousands)
Beginning balance, January 1	$2,999	$2,539
Charge-offs:
Commercial	(175)	—
Real estate mortgages	(1)	—
Installment loans	(42)	(5)
Direct financing leases	—	—

Total charge-offs	(218)	(5)

Recoveries:
Commercial	—	48
Real estate mortgages	—	8
Installment loans	—	2
Direct financing leases	45	—

Total recoveries	45	58

Net (chargeoffs) recoveries	(173)	53

Provision for loan losses	339	272

Ending blanace, June 30	3,165	2,864

Ratio of net charge-offs to average net loans outstanding (annualized)	0.3%	(0.1)%

4.	REVENUE RECOGNITION

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

The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. The Company’s potential dilutive securities included 2,807 and 3,136 dilutive shares for the three and six month periods ended June 30, 2005, respectively. There were 1,803 and 2,003 dilutive shares for the three and six month periods ended June 30, 2004, respectively. On February 16, 2005, the Company declared a cash dividend of $0.33 per share paid on April 4, 2005 to shareholders of record as of March 14, 2005. All share and per share amounts have been adjusted to reflect a 5% stock dividend paid in December 2004.

6.	TREASURY STOCK

During the quarter ended June 30, 2005 the Company repurchased 8,600 shares of common stock at an average cost of $23.40 per share, pursuant to the Company’s publicly announced repurchase program.

7.	SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2005 and 2004.

	Three Months Ended
	June 30, 2005
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$3,691	($96)	$3,595
Provision for loan losses	188	—	188

Net interest income (expense) after provision for loan losses	3,503	(96)	3,407
Non-interest income	958	—	958
Insurance commission and fees	—	1,549	1,549
Non-interest expense	3,203	1,099	4,302

Income before income taxes	1,258	354	1,612
Income taxes	296	141	437

Net income	$962	$213	$1,175

	Six Months Ended
	June 30, 2005
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$7,140	($183)	$6,957
Provision for loan losses	339	—	339

Net interest income (expense) after provision for loan losses	6,801	(183)	6,618
Non-interest income	1,959	—	1,959
Insurance commission and fees	—	3,576	3,576
Non-interest expense	6,443	2,344	8,787

Income before income taxes	2,317	1,049	3,366
Income taxes	510	419	929

Net income	$1,807	$630	$2,437

	Three Months Ended
	June 30, 2004
	(in thousands)
		Insurance
	Banking Activities	Agency Activities	Total
Net interest income (expense)	$3,168	($5)	$3,163
Provision for loan losses	136	—	136

Net interest income (expense) after provision for loan losses	3,032	(5)	3,027
Non-interest income	844	—	844
Insurance commissions and fees	—	1,094	1,094
Non-interest expense	2,692	853	3,545

Income before income taxes	1,184	236	1,420
Income taxes	248	94	342

Net income	$936	$142	$1,078

	Six Months Ended
	June 30, 2004
	(in thousands)
		Insurance
	Banking Activities	Agency Activities	Total
Net interest income (expense)	6,170	(10)	6,160
Provision for loan losses	272	—	272

Net interest income (expense) after provision for loan losses	5,898	(10)	5,888
Non-interest income	1,786	—	1,786
Insurance commissions and fees	—	2,483	2,483
Non-interest expense	5,387	1,793	7,180

Income before income taxes	2,297	680	2,977
Income taxes	458	272	730

Net income	1,839	408	2,247

Starting January 1, 2005, the activities of non-deposit investment service sales were functionally reorganized into the Company’s Insurance Agency Activities and are being internally managed as a segment of ENBI. As a result, beginning January 1, 2005, all such activities are reported as Insurance Agency Activities. Activities of non-deposit investment service sales prior to January 1, 2005 were reclassified as Insurance Agency Activities for comparative purposes.

8.	CONTINGENT LIABILITIES AND COMMITMENTS

The unaudited consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities consist of commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at June 30, 2005 and 2004 is as follows:

	2005	2004
	(in thousands)
Commitments to extend credit	$65,716	$44,777
Standby letters of credit	2,244	1,640

Total	$67,960	$46,417

Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank has not incurred any losses on its commitments during the past two years.
Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in the fair value of these commitments due to interest rate risk are not recorded on the consolidated balance sheets as these derivatives are not considered material.
The Company is subject to possible litigation proceedings in the normal course of business. As of
June 30, 2005, there were no claims pending against the Company that management considered to be significant.
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

The following table represents net periodic benefit costs recognized:

	Three months ended June 30,
	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2005	2004	2005	2004
Service cost	$72	$54	$26	$22
Interest cost	44	38	37	35
Expected return on plan assets	(48)	(42)	—	—
Amortization of prior service cost	(4)	(4)	15	24
Amortization of the net loss	1	1	4	3

Net periodic benefit cost	$65	$47	$82	$84

	Six months ended June 30,
	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2005	2004	2005	2004
Service cost	$144	$108	$52	$44
Interest cost	88	76	74	70
Expected return on plan assets	(96)	(84)	—	—
Amortization of prior service cost	(8)	(8)	30	48
Amortization of the net loss	2	2	8	6

Net periodic benefit cost	$130	$94	$164	$168

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board (“FASB”) and the Public Company Accounting Oversight Board; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Report on Form 10-Q, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”). Many of these factors are beyond the Company’s control and difficult to predict.
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
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
     The Company’s unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements. Accordingly, as this information changes, the unaudited consolidated financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, than others, and as such have a greater possibility of producing results that could be materially different than originally reported.
     The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. These policies provide information on how significant assets and liabilities are valued in the Company’s unaudited consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and valuation of goodwill to be the accounting areas that require the most subjective or complex judgments and as such could be most subject to revision as new information becomes available.
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

ANALYSIS OF FINANCIAL CONDITION
Average Balance Sheet
     The following table presents the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid for the periods indicated. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Investments are included at amortized cost. Yields are presented on a non-tax-equivalent basis.

		Three Months Ended			Three Months Ended
		June 30, 2005			June 30, 2004
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$232,111	$3,886	6.70%	$192,691	$2,885	5.99%
Taxable securities	134,612	1,257	3.74%	106,238	904	3.40%
Tax-exempt securities	46,371	488	4.21%	49,821	539	4.33%
Time deposits-other banks	—	—	0.00%	1,083	4	1.63%
Federal funds sold	3,988	63	6.39%	9,268	26	1.11%

Total interest-earning assets	417,082	5,694	5.46%	359,101	4,358	4.85%

Non interest-earning assets

Cash and due from banks	10,101			10,642
Premises and equipment, net	8,326			6,516
Other assets	26,157			16,506

Total Assets	$461,666			$392,765

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
NOW	$12,165	$5	0.18%	$12,195	$6	0.20%
Regular savings	94,666	194	0.82%	81,643	90	0.44%
Muni-Vest savings	64,377	437	2.71%	82,142	298	1.45%
Time deposits	128,648	963	2.99%	98,925	618	2.50%
Fed funds purchased	1,645	15	3.76%	551	1	0.89%
Securities sold U/A to repurchase	5,324	10	0.73%	6,269	13	0.82%
FHLB advances	40,460	314	3.10%	18,526	164	3.54%
Junior subordinated debentures	11,330	158	5.58%	—	—	0.00%
Notes Payable	506	3	2.29%	724	5	2.63%

Total interest-bearing liabilities	359,121	$2,099	2.34%	300,975	$1,195	1.59%

Noninterest-bearing liabilities
Demand deposits	60,958			53,936
Other	5,962			4,443

Total liabilities	$426,041			$359,354

Stockholders’ equity	35,625			33,411

Total Liabilities and Equity	$461,666			$392,765

Net interest earnings		$3,595			$3,163

Net yield on interest earning assets			3.45%			3.52%

Interest rate spread			3.12%			3.26%

Loan Activity
Total gross loans grew to $243.6 million at June 30, 2005, reflecting a 7.8% or $17.7 million increase from March 31, 2005. Commercial loans totaled $172.2 million at June 30, 2005, reflecting a 9.3% or $14.7 million increase from March 31, 2005. Consumer loans totaled $70.8 million at June 30, 2005, reflecting a 4.4% or $3.0 million increase from March 31, 2005. The Bank continues to sell certain fixed rate residential mortgages originated below a designated interest level to the Federal National Mortgage Association (“FNMA”), while maintaining the servicing rights for those mortgages. During the second quarter 2005, the Bank sold mortgages to the FNMA totaling $0.1 million as compared to $0.4 million during the second quarter 2004. At June 30, 2005, the Bank had a loan servicing portfolio principal balance of $29.6 million upon which it earns servicing fees. This loan servicing portfolio balance compares to a balance of $29.8 million at March 31, 2005.
Loan Portfolio Composition
     The following table presents selected information on the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	June 30, 2005		December 31, 2004
	(in thousands)	Percentage	(in thousands)	Percentage
Commercial Loans
Real Estate	$129,484	53.3%	$117,896	53.6%
Installment	19,418	8.0%	17,266	7.9%
Lines of Credit	12,986	5.3%	12,016	5.4%
Direct Financing Leases	10,247	4.2%	4,546	2.1%
Cash Reserve	70	0.0%	73	0.0%

Total Commercial Loans	172,205	70.8%	151,797	69.0%
Consumer Loans
Real Estate	35,867	14.8%	32,756	14.9%
Home Equity	32,105	13.2%	31,253	14.2%
Installment	2,308	1.0%	2,324	1.0%
Overdrafts	130	0.1%	1,456	0.7%
Credit Card	302	0.1%	290	0.1%
Other	95	0.0%	132	0.1%

Total Consumer Loans	70,807	29.2%	68,211	31.0%

Total Loans	243,012	100.0%	220,008	100.0%

Net Deferred Costs & Unearned Discounts	610		590
Allowance for Loan Losses	(3,165)		(2,999)

Loans, net	$240,457		$217,599

     Asset quality continues to remain strong despite net charge-offs of $202 thousand in the second quarter of 2005. Non-performing loans, defined as accruing loans greater than 90 days past due and non-accrual loans, totaled 0.73% of total loans outstanding at June 30, 2005 as compared to 0.99% at March 31, 2005. The allowance for loan losses totaled $3.2 million or 1.30% of gross loans outstanding at June 30, 2005 as compared to $3.2 million or 1.41% of gross loans outstanding at March 31, 2005.
     The adequacy of the Company’s allowance for loan losses is reviewed quarterly by the Company’s management with consideration given to loan concentrations, charge-off history, delinquent loan percentages, and general economic conditions. Management believes the allowance for loan losses is adequate for credit losses from existing loans.
The following table sets forth information regarding non-performing loans as of the dates specified.

	June 30, 2005	December 31, 2004
	(in thousands)
Non-accruing loans:
Mortgage loans on real estate
Residential 1-4 family	$—	$—
Commecial and multi-family	252	278
Construction	—	—
Second mortgages	—	—
Home equity lines of credit	—	—

Total mortgage loans on real estate	252	278

Direct financing leases	—	2

Commercial loans	1,351	1,375

Consumer installment loans
Personal	—	—
Credit cards	—	—
Other	—	—

Total consumer installment loans	—	—

Total non-accuing loans	$1,603	$1,655

Accruing loans 90+ days past due	185	151

Total non-performing loans	1,788	1,806
Total non-performing loans as a percentage of total assets	0.39%	0.42%

Total non-performing loans as a percentage of total loans	0.73%	0.82%

For the quarter ended June 30, 2005, gross interest income that would have been reported on non-accruing loans, had they been current, was $36 thousand. There was no interest income included in net income for the quarter ended June 30, 2005 on non-accruing loans.

Investing Activities
     The Company’s securities portfolio decreased by 2.2%, or $4.0 million, to approximately $173.6 million at June 30, 2005 as compared to approximately $177.6 million at March 31, 2005. The decline in the securities portfolio was due in part to available funds being used for increased lending, along with the seasonal decline in Muni-Vest deposits during the three month period ended June 30, 2005. The Company monitors extension and prepayment risk in the portfolio to limit potential exposures. Management believes the average expected life of the portfolio is 3.4 years as of June 30, 2005, as compared to 3.9 years as of March 31, 2005. Available-for-sale securities with a total fair value of $148.2 million at June 30, 2005 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
Funding Activities
     Total deposits, during the quarter ended June 30, 2005, increased 1.4% to $362.0 million at June 30, 2005 from $357.0 million at March 31, 2005. Regular savings deposits decreased to $93.1 million at June 30, 2005, reflecting a 1.8% or $1.7 million decrease for the quarter, partially due to seasonal declines in municipal savings, along with a shift of funds to time deposits. Time deposits less than $100,000 increased 2.4% or $1.9 million. Muni-Vest deposits decreased 21.7% or $15.4 million for the quarter, due to the normal outflow of municipal funds, which occurs during the second and third quarters of each calendar year, prior to the school tax collections in the fall. Core deposits (all deposits excluding time deposits greater than $100,000) decreased 3.7% or $11.6 million during the quarter ended June 30, 2005. Time deposits $100,000 and over increased 36.3% or $15.7 million due primarily to successful municipal certificate of deposit bidding in the Bank’s market area. Demand deposits increased 10.5%, NOW accounts decreased 10.3% and securities sold under agreement to repurchase decreased 17.6% from March 31, 2005. The balances of these items vary day to day based on customer transaction volume and represent normal deposit activity.
ANALYSIS OF RESULTS OF OPERATIONS
Net Income
     Net income was $1.2 million or $0.45 per basic and diluted share for the quarter ended June 30, 2005 as compared to $1.1 million or $0.41 per basic and diluted share for the quarter ended June 30, 2004. Net income represented a return on average assets of 1.02% for the quarter ended June 30, 2005 compared to 1.10% for the same period in 2004. The return on average equity for the second quarter of 2005 was 13.19 % compared to 12.91% for the second quarter of 2004.
     On a year-to-date basis, net income was $2.4 million or $0.94 per basic and diluted share for the six months ended June 30, 2005, as compared to $2.2 million or $0.86 per basic and diluted share for the six months ended June 30, 2004. Return on average assets and return on average equity was 1.08% and 13.68%, respectively for the six months ended June 30, 2005, as compared to 1.21% and 13.23%, respectively for the same period in 2004.
Other Operating Results
     Net interest income for three and six month periods ended June 30, 2005 was $3.6 million and $7.0 million, respectively, an increase of $0.4 and $0.7 million over the same periods in 2004, and is primarily as a result of growth in interest-earning assets and our entry into the small ticket leasing business through the Bank’s wholly-owned subsidiary, Evans National Leasing, acquired in December 2004.
     The net interest margin for the three and six month periods ended June 30, 2005 was 3.45% and 3.41%, respectively, as compared to 3.52% and 3.62% for the same periods in 2004. This decrease is primarily due to an increase in the Bank’s cost of interest-bearing liabilities in the three and six month periods ended June 30, 2005, to 2.34% and 2.23%, respectively, from 1.59% and 1.58% in the same periods of 2004. Muni-Vest deposits, savings deposits, time deposits, borrowings, and interest on the Company’s junior subordinated debentures issued in October 2004 were the primary drivers of this increase in the cost of funds.
     The provision for loan losses for the three and six month periods ended June 30, 2005 increased to $188 thousand and $339 thousand, respectively, from $136 thousand and $272 thousand for the same periods in 2004. The increase was a result of our entry into the small ticket leasing business through Evans National Leasing, along with continued commercial loan growth. Commercial real estate loans tend to have a higher credit risk than consumer loans. To offset this higher credit risk, the Bank continued to retain fixed rate residential loans originated during the three and six month periods ended June 30, 2005 as opposed to selling the majority in the secondary markets.

Non-interest income was $2.5 million for the three months period ended June 30, 2005, an increase of $0.6 million, or 29.4% over the same period in 2004. Non-interest income was $5.5 million for the six month period ended June 30, 2005, an increase of $1.3 million or 29.7% over the same period in 2004. These increases were primarily a result of increased insurance fee revenue for the three and six month periods ended June 30, 2005, of $0.4 million or 41.6% and $1.1 million or 44.0%, respectively, as compared to the same periods in 2004. The increased insurance fee revenue was primarily the result of ENB Insurance Agency’s acquisition of Ulrich & Company, Inc. in October 2004. Additionally, in June 2005, the Bank was the beneficiary of life insurance proceeds received with respect to a former director for approximately $0.1 million.
     Non-interest expense was $4.3 million for three month period ended June 30, 2005, an increase of $0.8 million, or 21.4% over the same period in 2004. Non-interest expense was $8.8 million for the six month period ended June 30, 2005, an increase of $1.6 million or 22.4% over the same period in 2004. Salary and employee benefit expense for the three and six month periods ended June 30, 2005 increased $0.4 million and $0.8 million, respectively, from the same periods in 2004, due to Company growth and merit pay increases awarded in early 2005, as well as an increase in the number of employees related to acquisitions completed in the fourth quarter of 2004. In addition, occupancy expense for the three and six month periods ended June 30, 2005 increased $0.1 million and $0.2 million, respectively, over the same periods in 2004, primarily due to company growth, including the new office location for Ulrich & Company in Lockport, New York in October 2004 and the Bank’s move to new administrative offices in Hamburg, New York in July 2004. Additionally, in the three and six month periods ended June 30, 2005, there was an aggregate $0.3 million and $0.6 million increase, respectively, over the same periods in 2004, for the following: advertising and public relations expenses increased due to efforts to promote the Bank’s name in its new markets; professional services expenses increased due to the Bank’s engagement of an outside consultant for a revenue enhancement project; and other expenses increased primarily due to acquisitions completed in the fourth quarter of 2004.
     Income tax expense totaled $437 thousand and $929 thousand for the three and six month periods ended June 30, 2005, respectively, compared to $342 thousand and $730 thousand for same periods in 2004. The effective tax rate for the three and six month periods ended June 30, 2005 were 27.1% and 27.6%, respectively, compared to 24.1% and 24.5% for the same periods in 2004. The increase is primarily a result of the decreased composition of non-taxable municipal securities interest income as a percentage of the overall investment portfolio and the larger contribution of non-tax advantaged income from insurance operations.
CAPITAL
     The Bank has consistently maintained regulatory capital ratios at, or above, federal “well capitalized” standards. Total stockholders’ equity was $36.8 million at June 30, 2005, up from $34.5 million at March 31, 2005. This increase is primarily attributable to second quarter earnings and an increase in accumulated other comprehensive income during the second quarter, which is due to an increase in unrealized gains in the investment portfolio. Equity as a percentage of assets was 8.0% at June 30, 2005, compared to 7.5% at March 31, 2005. Book value per common share increased to $14.18 at June 30, 2005, from $13.28 at March 31, 2005.
LIQUIDITY
     The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the Federal Home Loan Bank (“FHLB”) the Bank is able to borrow funds at competitive rates. Advances of up to $44.0 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $10.0 million in federal funds from one of its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the discount window. Additionally, the Company has access to capital markets as a funding source.
     Cash flows from the Bank’s investment portfolio are laddered, so the securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that the securities are available-for-sale from time-to-time without the need to incur significant losses. At June 30, 2005, approximately 2.8% of the Bank’s securities had contractual maturity dates of one year or less and approximately 27.7% had maturity dates of five years or less. Available assets of $174.9 million, less public and purchased funds of $172.3 million, resulted in a long-term liquidity ratio of 102% at June 30, 2005, versus 108% at March 31, 2005.
     The Company’s liquidity needs can also be met by more aggressively pursuing municipal deposits, which are normally awarded on the basis of competitive bidding. The Company believes that the Bank maintains a sufficient level of U.S. government and government agency securities and New York State municipal bonds that can be pledged as collateral for these deposits.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Additional information responsive to this Item is contained in the Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which information is incorporated herein by reference.
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
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES
Calculated increase(decrease)
in projected annual net interest income
(in thousands)

	June 30, 2005	December 31, 2004
Changes in interest rates

+200 basis points	(524)	($497)

-200 basis points	185	(425)
     Many assumptions were utilized by management to calculate the impact that changes in the interest rates may have on the Bank’s net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Bank assumed immediate changes in rates including 200 basis point rate changes. In the event that the 200 basis point rate changes cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero.

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
ITEM 4 — CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2005 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in the Company’s internal control over financial reporting that occurred in the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USED OF PROCEEDS
Issuer Purchases of Equity Securities
The following table includes all Company repurchases of its common stock, $0.50 par value, made on a monthly basis during the period covered by this report, including those made pursuant to publicly announced plans, or programs.

			Total number of
			shares purchased as	Maximum number of
	Total number	Average price	part of publicly	shares that may yet be
	of shares	paid	announced plans or	purchased under the
Period	purchased	per share	programs	plans or programs
April 2005
(April 1, 2005, through April 30, 2005)	3,000	$24.51	3,000	13,775

May 2005
(May 1, 2005 through May 31, 2005)	1,700	$24.03	1,700	12,075

June 2005
(June 1, 2005 through June 30, 2005)	3,900	$22.28	3,900	8,175

Total	8,600	$23.40	8,600

All of the foregoing shares were purchased in open market transactions. On October 22, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 50,000 shares of the Company’s common stock over a two-year period. The Company did not make any repurchases during the quarter ended June

30, 2005 other than pursuant to this publicly announced program, and there were no other publicly announced plans or programs outstanding during the quarter ended June 30, 2005.
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS
The 2005 Annual Shareholders meeting of the registrant was held on April 19, 2005. At the meeting, William F. Barrett, James E Biddle, Jr., and Nancy W. Ware were reelected as directors for a term of three years, and Kenneth C. Kirst as a new director for a term of three years. The following votes were cast for the nominees:

For:
William F. Barrett	1,783,521
James E. Biddle, Jr.	1,768,071
Nancy W. Ware	1,763,466
Kenneth C. Kirst	1,769,325
The following directors also continue their terms as officers:
Phillip Brothman
LaVerne G Hall
Robert G Miller, Jr.
Mary Catherine Militello
John R O’Brien
David M. Taylor
James Tilley
Thomas H. Waring, Jr.
ITEM 6 — EXHIBITS

Exhibit No.	Name	Page No.
31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	24

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	25

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	26

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	27

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.
Evans Bancorp, Inc.

DATE
August 4, 2005	By:	/s/ James Tilley
James Tilley
President and CEO (On Behalf of the Registrant and as Principal Executive Officer)

DATE
August 4, 2005	By:	/s/ Mark DeBacker
Mark DeBacker
Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Name	Page No.
31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	24

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	25

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	26

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	27