Form 10-Q
period 2005-09-30
EVANS BANCORP INC
filed 2005-11-03
CIK 842518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2005

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $.50 Par Value— 2,595,876 shares as of October 26, 2005

INDEX
EVANS BANCORP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents:
Cash and due from banks	$11,366	$8,124

Interest bearing deposits at other banks	—	984
Securities:
Available-for-sale, at fair value	160,405	166,817
Held-to-maturity, at amortized cost	4,367	3,062
Loans, net of allowance for loan losses of $3,326 in 2005 and $2,999 in 2004	248,711	217,599
Properties and equipment, net	8,248	7,747
Goodwill	9,639	9,219
Intangible assets	2,900	3,170
Bank-owned life insurance	7,675	7,943
Other assets	6,189	4,377

TOTAL ASSETS	$459,500	$429,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$66,046	$54,013
NOW	12,581	11,650
Regular savings	92,701	101,540
Muni-Vest savings	47,245	40,235
Time deposits	136,303	94,490

Total deposits	354,876	301,928

Other borrowed funds	46,386	68,034
Junior subordinated debentures	11,330	11,330
Securities sold under agreements to repurchase	4,679	7,306
Other liabilities	6,208	4,970

Total liabilities	423,479	393,568

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value; 10,000,000 shares authorized; 2,615,123 and 2,615,123 shares issued, respectively, and 2,589,111 and 2,592,423 shares outstanding, respectively	1,307	1,307
Capital surplus	23,509	23,361
Retained earnings	12,716	10,808
Accumulated other comprehensive (loss) income, net of tax	(876)	563
Less: Treasury stock, at cost (26,012 and 22,700 shares, respectively)	(635)	(565)

Total stockholders’ equity	36,021	35,474

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$459,500	$429,042

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(in thousands, except share and per share amounts)

	Three Months Ended
	September 30,
	2005	2004
INTEREST INCOME
Loans	$4,307	$3,006
Federal funds sold/Interest on deposits at other banks	13	23
Securities:
Taxable	1,154	926
Non-taxable	478	524

Total interest income	5,952	4,479
INTEREST EXPENSE
Deposits	1,653	1,049
Borrowings	368	183
Junior subordinated debentures	173	—

Total interest expense	2,194	1,232

NET INTEREST INCOME	3,758	3,247
PROVISION FOR LOAN LOSSES	215	121

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,543	3,126

NON-INTEREST INCOME:
Bank service charges	558	484
Insurance service and fees	1,508	1,143
Net gain on sales of securities	2	24
Premium on loans sold	4	3
Bank-owned life insurance	96	101
Life insurance proceeds	15	—
Other	322	275

Total non-interest income	2,505	2,030

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,296	1,920
Occupancy	497	529
Supplies	73	66
Repairs and maintenance	136	124
Advertising and public relations	105	90
Professional services	237	170
Amortization of intangibles	132	86
Other Insurance	86	85
Other	732	645

Total non-interest expense	4,294	3,715

INCOME BEFORE INCOME TAXES	1,754	1,441

INCOME TAXES	498	367

NET INCOME	$1,256	$1,074

Net income per common share-basic	$0.48	$0.41

Net income per common share-diluted	$0.48	$0.41

Weighted average number of common shares	2,592,031	2,595,815

Weighted average number of diluted shares	2,594,545	2,596,487

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(in thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2005	2004
INTEREST INCOME
Loans	$11,721	$8,661
Federal funds sold/Interest on deposits at other banks	112	74
Securities:
Taxable	3,556	2,508
Non-taxable	1,456	1,617

Total interest income	16,845	12,860
INTEREST EXPENSE
Deposits	4,502	2,907
Borrowings	1,154	546
Junior subordinated debentures	474	—

Total interest expense	6,130	3,453

NET INTEREST INCOME	10,715	9,407
PROVISION FOR LOAN LOSSES	554	394

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,161	9,013

NON-INTEREST INCOME:
Bank service charges	1,546	1,394
Insurance service and fees	5,084	3,539
Net gain on sales of securities	107	168
Premium on loans sold	16	11
Bank-owned life insurance	302	303
Life insurance proceeds	95	—
Other	890	886

Total non-interest income	8,040	6,301

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,943	5,775
Occupancy	1,485	1,335
Supplies	270	222
Repairs and maintenance	430	334
Advertising and public relations	378	263
Professional services	785	533
Amortization of intangibles	386	258
Other Insurance	282	257
Other	2,122	1,918

Total non-interest expense	13,081	10,895

INCOME BEFORE INCOME TAXES	5,120	4,419

INCOME TAXES	1,427	1,098

NET INCOME	$3,693	$3,321

Net income per common share-basic	$1.42	$1.28

Net income per common share-diluted	$1.42	$1.28

Weighted average number of common shares	2,592,338	2,597,742

Weighted average number of diluted shares	2,595,948	2,599,245

See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total
Balance, January 1, 2004	$1,230	$19,359	$11,145	$1,918	$(328)	$33,324

Comprehensive income:
Net income			3,321			3,321

Unrealized loss on available-for-sale securities, net of tax effect of $601 and reclassification adjustment of $(168)				(943)		(943)

Total comprehensive income						2,378

Cash dividends ($0.64 per common share)			(1,658)			(1,658)

Stock options expense		127				127

Reissued 7,472 shares treasury stock under dividend reinvestment plan			16		164	180

Reissued 4,247 shares treasury stock under employee stock purchase plan			(9)		93	84

Issued 31,942 shares for purchase of insurance agencies	15	708				723

Purchased 15,900 shares for treasury					(386)	(386)

Balance, September 30, 2004	$1,245	$20,194	$12,815	$975	$(457)	$34,772

Balance, January 1, 2005	$1,307	$23,361	$10,808	$563	$(565)	$35,474

Comprehensive income:
Net Income			3,693			3,693

Unrealized loss on available-for-sale securities, net of tax effect of $918 and reclassification adjustment of $(107)				(1,439)		(1,439)

Total comprehensive income						2,254

Cash dividends ($0.68 per common share)			(1,762)			(1,762)

Stock options expense		148				148

Reissued 7,391 shares treasury stock under dividend reinvestment plan			2		176	178

Reissued 4,817 shares treasury stock under employee stock purchase plan			(23)		115	92

Reissued 800 shares treasury stock under director stock option plan			(2)		19	17

Purchased 16,400 shares for treasury					(380)	(380)

Balance, September 30, 2005	$1,307	$23,509	$12,716	$(876)	$(635)	$36,021

See Notes to Unaudited Consolidated Financial Statements

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
OPERATING ACTIVITIES:
Interest received	$16,901	$12,709
Fees received	7,314	5,972
Interest paid	(5,967)	(3,472)
Cash paid to employees and suppliers	(10,913)	(9,958)
Income taxes paid	(1,571)	(1,289)

Net cash provided by operating activities	5,764	3,962

INVESTING ACTIVITIES:
Available-for-sales securities:
Purchases	(23,077)	(97,447)
Proceeds from sales	7,067	15,807
Proceeds from maturities	20,545	22,357
Held-to-maturity securities:
Purchases	(1,891)	(3,873)
Proceeds from maturities	695	1,572
Cash paid for BOLI	—	(264)
Additions to properties and equipment	(1,119)	(1,984)
Increase in loans, net of repayments	(34,257)	(20,264)
Proceeds from sales of loans	2,569	1,677
Proceeds from life insurance	665	—
Additions to goodwill and intangibles	(420)	—
Acquisitions	(117)	(138)

Net cash used in investing activities	(29,340)	(82,557)

FINANCING ACTIVITIES:
Proceeds from borrowings	—	43,867
Repayments of borrowings	(15,202)	(13,450)
Repayments of long-term borrowings	(9,072)	(5,488)
Increase in deposits	52,947	66,723
Dividends paid, net	(1,762)	(816)
Purchase of treasury stock	(380)	(386)
Re-issuance of treasury stock	287	264

Net cash provided by financing activities	26,818	90,714

Net increase in cash and equivalents	3,242	12,119

CASH AND CASH EQUIVALENTS:
Beginning of period	8,124	8,509

End of period	$11,366	$20,628

	(continued)

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income	$3,693	$3,321

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,405	1,192
Provision for loan losses	554	394
Net gain on sales of assets	(107)	(168)
Premiums on loans sold	(16)	(11)
Stock options expense	148	127
Changes in assets and liabilities affecting cash flow:
Other assets	(1,110)	(1,392)
Other liabilities	1,197	499

NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,764	$3,962

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of insurance agencies:
Fair value of:
Assets acquired, non-cash	$—	$861
Liabilities assumed	$—	$—
Securities issued	$—	$723

	(concluded)
See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct, wholly-owned subsidiaries: Evans National Bank (the “Bank”), and its subsidiaries, Evans National Leasing, Inc. (“ENL”) and Evans National Holding Corp. (“ENHC”); and Evans National Financial Services, Inc. (“ENFS”), and its subsidiary ENB Insurance Agency, Inc. (“ENBI”) and its subsidiaries, Frontier Claims Services, Inc., (“FCS”) and ENB Associates Inc. (“ENB”), in the preparation of the accompanying interim unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and with general practice within the banking industry. On July 1, 2005, 100% of the outstanding stock of ENB was paid as a dividend-in-kind to the Company, which subsequently contributed such stock to ENBI to facilitate a corporate reorganization to operate business lines in a more conducive manner. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The following table sets forth information regarding the allowance for loan losses for the nine month periods ended September 30, 2005 and 2004.
Allowance for loan losses

	Nine months ended September 30,
	2005	2004
	(In thousands)
Beginning balance, January 1	$2,999	$2,539
Charge-offs:
Commercial	(175)	—
Real estate mortgages	(2)	—
Installment loans	(84)	(8)
Overdrafts	(23)	—
Direct financing leases	(50)	—

Total charge-offs	(334)	(8)

Recoveries:
Commercial	40	48
Real estate mortgages	—	8
Installment loans	10	3
Overdrafts	6	—
Direct financing leases	51	—

Total recoveries	107	59

Net (chargeoffs) recoveries	(227)	51

Provision for loan losses	554	394

Ending balance, September 30	$3,326	$2,984

Ratio of net charge-offs to average net loans outstanding (annualized)	0.1%	(0.0)%

4.	REVENUE RECOGNITION

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

The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. The Company’s potential dilutive securities included 2,514 and 3,610 dilutive shares for the three and nine month periods ended September 30, 2005, respectively. There were 672 and 1,503 dilutive shares for the three and nine month periods ended September 30, 2004, respectively. On August 18, 2005, the Company declared a cash dividend of $0.35 per share payable on October 3, 2005 to shareholders of record as of September 9, 2005. All share and per share amounts have been adjusted to reflect a 5% stock dividend paid in December 2004.

On October 20, 2005, the Company announced a 5% stock dividend payable on December 7, 2005 to shareholders of record on November 15, 2005. Share and per share amounts have not been adjusted to reflect the effect of this subsequent event.

6.	TREASURY STOCK

During the quarter ended September 30, 2005 the Company repurchased 5,200 shares of common stock at an average cost of $22.66 per share, pursuant to the Company’s publicly announced common stock repurchase program.

7.	GOODWILL

The Company applies the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and discloses goodwill separate from other intangible assets in the consolidated balance sheets. The Company evaluates the carrying amount of goodwill for potential impairment on at least an annual basis. Changes in the carrying amount of goodwill of $0.4 million for the nine-month period ended September 30, 2005 are due to contingent payouts made from previous acquisitions.

8.	SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2005 and 2004.
Three Months
Ended September 30, 2005
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$3,862	$(104)	$3,758
Provision for loan losses	215	—	215

Net interest income (expense) after provision for loan losses	3,647	(104)	3,543
Non-interest income	997	—	997
Insurance commission and fees	—	1,508	1,508
Non-interest expense	3,152	1,142	4,294

Income before income taxes	1,492	262	1,754
Income taxes	393	105	498

Net income	$1,099	$157	$1,256

Nine Months Ended
September 30, 2005
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$11,002	$(287)	$10,715
Provision for loan losses	554	—	554

Net interest income (expense) after provision for loan losses	10,448	(287)	10,161
Non-interest income	2,956	—	2,956
Insurance commission and fees	—	5,084	5,084
Non-interest expense	9,595	3,486	13,081

Income before income taxes	3,809	1,311	5,120
Income taxes	903	524	1,427

Net income	$2,906	$787	$3,693

Three Months Ended
September 30, 2004
(in thousands)

		Insurance
	Banking Activities	Agency Activities	Total
Net interest income (expense)	$3,251	$(4)	$3,247
Provision for loan losses	121	—	121

Net interest income (expense) after provision for loan losses	3,130	(4)	3,126
Non-interest income	887	—	887
Insurance commissions and fees	—	1,143	1,143
Non-interest expense	2,862	853	3,715

Income before income taxes	1,155	286	1,441
Income taxes	253	114	367

Net income	$902	$172	$1,074

Nine Months Ended
September 30, 2004
(in thousands)

		Insurance
	Banking Activities	Agency Activities	Total
Net interest income (expense)	9,421	(14)	9,407
Provision for loan losses	394	—	394

Net interest income (expense) after provision for loan losses	9,027	(14)	9,013
Non-interest income	2,762	—	2,762
Insurance commissions and fees	—	3,539	3,539
Non-interest expense	8,249	2,646	10,895

Income before income taxes	3,540	879	4,419
Income taxes	746	352	1,098

Net income	2,794	527	3,321

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

9.	CONTINGENT LIABILITIES AND COMMITMENTS

The unaudited consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities consist of commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at September 30, 2005 and 2004 is as follows:

	2005	2004
	(in thousands)
Commitments to extend credit	$62,926	$54,025

Standby letters of credit	1,832	1,810

Total	$64,758	$55,835

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank has not incurred any losses on its commitments during the past two years.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Hedging

Activities.” The changes in the fair value of these commitments due to interest rate risk are not recorded on the consolidated balance sheets as these derivatives are not considered material.

The Company is subject to possible litigation proceedings in the normal course of business. As of September 30, 2005, there were no claims pending against the Company that management considered to be significant.

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

The following table represents net periodic benefit costs recognized:
Three months ended September 30,
(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan
	2005	2004	2005	2004

Service cost	$72	$54	$26	$22
Interest cost	44	38	37	35
Expected return on plan assets	(48)	(42)	—	—
Amortization of prior service cost	(4)	(4)	15	24
Amortization of the net loss	1	1	4	3

Net periodic benefit cost	$65	$47	$82	$84

Nine months ended September 30,
(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan
	2005	2004	2005	2004

Service cost	$216	$162	$78	$66
Interest cost	132	114	111	105
Expected return on plan assets	(144)	(126)	—	—
Amortization of prior service cost	(12)	(12)	45	72
Amortization of the net loss	3	3	12	9

Net periodic benefit cost	$195	$141	$246	$252

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
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
     The Company’s unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the unaudited consolidated financial statements. Accordingly, as this information changes, the unaudited consolidated financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments than others, and as such have a greater possibility of producing results that could be materially different than originally reported.

     The most significant accounting policies followed by the Company are presented in Note 1 to the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. These policies provide information on how significant assets and liabilities are valued in the Company’s unaudited consolidated financial statements contained in this Report and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and valuation of goodwill to be the accounting areas that require the most subjective or complex judgments and as such could be most subject to revision as new information becomes available.
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

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$245,346	$4,307	7.02%	$200,781	$3,006	5.99%
Taxable securities	124,928	1,154	3.69%	104,882	926	3.53%
Tax-exempt securities	45,917	478	4.16%	49,578	524	4.23%
Time deposits-other banks	—	—	0.00%	1,071	4	1.49%
Federal funds sold	2,770	13	1.88%	5,044	19	1.51%

Total interest-earning assets	418,961	5,952	5.68%	361,356	4,479	4.96%

Non interest-earning assets
Cash and due from banks	10,207			10,471
Premises and equipment, net	8,284			7,318
Other assets	26,083			17,600

Total Assets	$463,535			$396,745

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
NOW	$12,443	$5	0.16%	$11,207	$6	0.21%
Regular savings	93,774	200	0.85%	85,917	127	0.59%
Muni-Vest savings	50,318	380	3.02%	69,539	258	1.48%
Time deposits	135,560	1,068	3.15%	105,996	658	2.48%
Fed funds purchased	4,766	42	3.52%	2,810	11	1.57%
Securities sold U/A to repurchase	6,070	12	0.79%	6,997	14	0.80%
FHLB advances	39,654	311	3.14%	18,755	153	3.26%
Junior subordinated debentures	11,330	173	6.11%	—	—	0.00%
Notes Payable	453	3	2.65%	667	5	3.00%

Total interest-bearing liabilities	354,368	$2,194	2.48%	301,888	$1,232	1.63%

Noninterest-bearing liabilities
Demand deposits	64,900			55,138
Other	7,362			5,339

Total liabilities	$426,630			$362,365

Stockholders’ equity	36,905			34,380

Total Liabilities and Equity	$463,535			$396,745

Net interest earnings		$3,758			$3,247

Net yield on interest earning assets			3.59%			3.59%

Interest rate spread			3.20%			3.33%

Loan Activity
     Total gross loans grew to $252.0 million at September 30, 2005, reflecting a 3.5% or $8.4 million increase from June 30, 2005. Commercial loans totaled $176.1 million at September 30, 2005, reflecting a 2.2% or $3.9 million increase from June 30, 2005. Increases in commercial real estate loans, direct financing leases, and consumer real estate loans of $15.0 million, $8.5 million, and $6.3 million, respectively, were largely responsible for the increase of total gross loans of $31.4 million, or 14.3%, compared with December 31, 2004. The Bank continues to sell certain fixed rate residential mortgages originated below a designated interest level to the Federal National Mortgage Association (“FNMA”), while maintaining the servicing rights for those mortgages. During the third quarter 2005, the Bank sold mortgages to FNMA totaling $0.8 million as compared to $0.4 million during the third quarter 2004. At September 30, 2005, the Bank had a loan servicing portfolio principal balance of $29.3 million upon which it earns servicing fees. This loan servicing portfolio balance compares to balances of $29.6 million and $29.2 million at June 30, 2005 and December 31, 2004, respectively.
Loan Portfolio Composition
     The following table presents selected information on the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	September 30, 2005	Percentage	December 31, 2004	Percentage
	(in thousands)		(in thousands)
Commercial Loans
Real Estate	$132,924	52.9%	$117,896	53.6%
Installment	18,712	7.4%	17,266	7.9%
Lines of Credit	11,355	4.5%	12,016	5.4%
Direct Financing Leases	13,014	5.2%	4,546	2.1%
Cash Reserve	54	0.0%	73	0.0%

Total Commercial Loans	176,059	70.0%	151,797	69.0%

Consumer Loans
Real Estate	39,105	15.6%	32,756	14.9%
Home Equity	33,009	13.1%	31,253	14.2%
Installment	2,350	0.9%	2,324	1.0%
Overdrafts	439	0.2%	1,456	0.7%
Credit Card	320	0.1%	290	0.1%
Other	119	0.1%	132	0.1%

Total Consumer Loans	75,342	30.0%	68,211	31.0%

Total Loans	251,401	100.0%	220,008	100.0%

Net Deferred Costs & Unearned Discounts	636		590
Allowance for Loan Losses	(3,326)		(2,999)

Loans, net	$248,711		$217,599

Asset quality continues to remain strong. Net charge-offs were $55 thousand in the third quarter of 2005. Non-performing loans, defined as accruing loans greater than 90 days past due and non-accrual loans, totaled 0.84%

of total loans outstanding at September 30, 2005 as compared to 0.73% at June 30, 2005. The allowance for loan losses totaled $3.3 million or 1.32% of gross loans outstanding at September 30, 2005 as compared to $3.2 million or 1.30% of gross loans outstanding at June 30, 2005.
     The adequacy of the Company’s allowance for loan losses is reviewed quarterly by the Company’s management with consideration given to loan concentrations, charge-off history, delinquent loan percentages, and general economic conditions. Management believes the allowance for loan losses is adequate for credit losses from existing loans.
The following table sets forth information regarding non-performing loans as of the dates specified.

	September 30, 2005	December 31, 2004
	(in thousands)
Non-accruing loans:
Mortgage loans on real estate Residential 1-4 family	$—	$—
Commercial and multi-family	344	278
Construction	—	—
Second mortgages	—	—
Home equity lines of credit	—	—

Total mortgage loans on real estate	344	278
Direct financing leases	—	2
Commercial loans	1,349	1,375
Consumer installment loans
Personal	—	—
Credit cards	—	—
Other	—	—

Total consumer installment loans	—	—
Total non-accruing loans	$1,693	$1,655

Accruing loans 90+ days past due	413	151

Total non-performing loans	2,106	1,806

Total non-performing loans as a percentage of total assets	0.46%	0.42%
Total non-performing loans as a percentage of total loans	0.84%	0.82%
     For the quarter ended September 30, 2005, gross interest income that would have been reported on non-accruing loans, had they been current, was $34 thousand. There was no interest income included in net income for the quarter ended September 30, 2005 on non-accruing loans.

Investing Activities
     The Company’s securities portfolio decreased by 5.1%, or $8.9 million, to approximately $164.8 million at September 30, 2005, as compared to approximately $173.6 million and $169.9 million at June 30, 2005 and December 31, 2004, respectively. The decline in the securities portfolio was due in part to available funds being used for increased lending, along with the seasonal decline in Muni-Vest deposits during the three and nine month periods ended September 30, 2005. The Company monitors extension and prepayment risk in the portfolio to limit potential exposures. Management believes the average expected life of the portfolio is 3.7 years as of September 30, 2005, as compared to 3.4 years and 3.9 years as of June 30 2005 and December 31, 2004, respectively. Available-for-sale securities with a total fair value of $141.0 million at September 30, 2005 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
Funding Activities
     Total deposits at September 30, 2005 increased $52.9 million, or 17.5%, compared to December 31, 2004 due to increases in time deposits, demand deposits, and Muni-Vest savings of 44.3%, 22.3% and 17.4%, respectively, offset by a decrease in regular savings of 8.7%. The increase in time deposits was due in large part to promotions in the first quarter of 2005 related to the North Buffalo branch opening. Additionally, rising interest rates have increased time deposit rates, causing some shifting of funds from regular savings to time deposits. Demand deposits are experiencing growth due to competitive success in the market. Muni-Vest savings balances vary seasonally based on municipalities funding needs.
     Total deposits during the quarter ended September 30, 2005, decreased 2.0% to $354.9 million at September 30, 2005 from $362.0 million at June 30, 2005. Regular savings deposits decreased to $92.7 million at September 30, 2005, reflecting a 0.4% or $0.4 million decrease for the quarter, partially due to seasonal declines in municipal savings, along with a shift of funds to time deposits. Time deposits less than $100,000 increased 2.8% or $2.3 million. Muni-Vest deposits decreased 14.7% or $8.1 million for the quarter, due to the normal outflow of municipal funds, which occurs during the second and third quarters of each calendar year, prior to the school tax collections in the fourth quarter. Core deposits (all deposits excluding time deposits greater than $100,000) decreased 1.0% or $3.1 million during the quarter ended September 30, 2005. Time deposits $100,000 and over decreased 6.9% or $4.1 million due primarily to highly competitive bidding for municipal certificates of deposit in the Bank’s market area. Demand deposits increased 4.0%, NOW accounts increased 5.7% and securities sold under agreement to repurchase decreased 17.1% from June 30, 2005. The balances of these items vary day to day based on customer transaction volume and represent normal deposit activity.
     The Company also uses borrowings from other correspondent banks and the Federal Home Loan Bank of New York as sources of funding. Total other borrowed funds were $46.4 million at September 30, 2005 as compared to $40.4 million and $68.0 million at June 30, 2005 and December 31, 2004, respectively. The decrease from December 31, 2004 is due largely to a decline in short-term borrowing caused by seasonal fluctuations in deposit accounts.
ANALYSIS OF RESULTS OF OPERATIONS
Net Income
     Net income was $1.3 million or $0.48 per basic and diluted share for the quarter ended September 30, 2005 as compared to $1.1 million or $0.41 per basic and diluted share for the quarter ended September 30, 2004. Net income represented a return on average assets of 1.08% for the quarters ended September 30, 2005 and September 30, 2004. The return on average equity for the third quarter of 2005 was 13.61% compared to 12.49% for the third quarter of 2004.
     On a year-to-date basis, net income was $3.7 million or $1.42 per basic and diluted share for the nine months ended September 30, 2005, as compared to $3.3 million or $1.28 per basic and diluted share for the nine months ended September 30, 2004. Return on average assets and return on average equity was 1.07% and 13.65%, respectively for the nine months ended September 30, 2005, as compared to 1.16% and 12.98%, respectively for the same period in 2004.
Other Operating Results
     Net interest income for three and nine month periods ended September 30, 2005 was $3.8 million and $10.7 million, respectively, an increase of $0.5 and $1.3 million over the same periods in 2004, and is primarily as a result of growth in interest-earning assets and our entry into the small ticket leasing business through the Bank’s wholly-owned subsidiary, Evans National Leasing, acquired in December 2004.

     The net interest margin for the three and nine month periods ended September 30, 2005 was 3.59% and 3.47%, respectively, as compared to 3.59% and 3.61% for the same periods in 2004. Net interest margin stabilized in the third quarter of 2005 compared to the third quarter of 2004. In the third quarter of 2005, the Company benefited from the receipt of approximately $115 thousand negotiated additional interest from a commercial loan which was paid off. The decrease in the net interest margin for the nine month period ended September 30, 2005 is primarily due to an increase in the Bank’s cost of interest-bearing liabilities, which increased to 2.32% from 1.60% in the same periods in 2004. Muni-Vest deposits, savings deposits, time deposits, borrowings, and interest on the Company’s junior subordinated debentures issued in October 2004 were the primary drivers of this increase in the cost of funds.
     The provision for loan losses for the three and nine month periods ended September 30, 2005 increased to $215 thousand and $554 thousand, respectively, from $121 thousand and $394 thousand for the same periods in 2004. The increase was a result of our entry into the small ticket leasing business through Evans National Leasing, along with continued commercial loan growth. Commercial real estate loans tend to have a higher credit risk than consumer loans. The Bank continued to retain a high percentage of fixed rate residential loans originated during the three and nine month periods ended September 30, 2005 as opposed to selling the majority in the secondary markets.
     Non-interest income was $2.5 million for the three months period ended September 30, 2005, an increase of $0.5 million, or 23.4% over the same period in 2004. Non-interest income was $8.0 million for the nine month period ended September 30, 2005, an increase of $1.7 million or 27.6% over the same period in 2004. These increases were primarily a result of increased insurance fee revenue for the three and nine month periods ended September 30, 2005, of $0.4 million or 31.2% and $1.5 million or 43.7%, respectively, as compared to the same periods in 2004. The increased insurance fee revenue was primarily the result of ENB Insurance Agency’s acquisition of Ulrich & Company, Inc. in October 2004. Bank service charges increased $0.1 million or 15.3%, and $0.2 million or 10.9% for the three and nine month periods ended September 30, 2005, due to increased activity from successful growth in demand deposits. Additionally, for the nine month period ended September 30, 2005, the Bank was the beneficiary of life insurance proceeds received with respect to a former director for approximately $0.1 million.
     Non-interest expense was $4.3 million for the three month period ended September 30, 2005, an increase of $0.6 million, or 15.6% over the same period in 2004. Non-interest expense was $13.1 million for the nine month period ended September 30, 2005, an increase of $2.2 million or 20.1% over the same period in 2004. Salary and employee benefit expense for the three and nine month periods ended September 30, 2005 increased $0.4 million and $1.2 million, respectively, from the same periods in 2004, due to Company growth and merit pay increases awarded in early 2005, as well as an increase in the number of employees related to acquisitions completed in the fourth quarter of 2004. In addition, occupancy expense for the three and nine month periods ended September 30, 2005 increased $0.2 million, over the same period in 2004, primarily due to Company growth, including opening of a new office for Ulrich & Company in Lockport, New York in October 2004 and the Bank’s move to new administrative offices in Hamburg, New York in July 2004. Additionally, in the three and nine month periods ended September 30, 2005, there was an aggregate $0.2 million and $0.7 million increase, respectively, over the same periods in 2004, for the following: increased advertising and public relations expenses of $15 thousand and $0.1 million for the three and nine month periods ended September 30, 2005, respectively, due to efforts to promote the Bank’s name in its new markets; increased professional services expenses of $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2005, respectively, due primarily to the Bank’s engagement of an outside consultant for a revenue enhancement project; and increased other expenses of $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2005, respectively, primarily due to acquisitions completed in the fourth quarter of 2004.
     Income tax expense totaled $498 thousand and $1.4 million for the three and nine month periods ended September 30, 2005, respectively, compared to $367 thousand and $1.1 million for same periods in 2004. The effective tax rate for the three and nine month periods ended September 30, 2005 were 28.4% and 27.9%, respectively, compared to 25.5% and 24.8% for the same periods in 2004. The increase is primarily a result of the decreased composition of non-taxable municipal securities interest income as a percentage of the overall investment portfolio and the larger contribution of non-tax advantaged income from insurance operations.

CAPITAL
     The Bank has consistently maintained regulatory capital ratios at, or above, federal “well capitalized” standards. Equity as a percentage of assets was 7.9 % at September 30, 2005, compared to 8.0% and 8.3% at June 30, 2005 and December 31, 2004, respectively. Book value per common share was $13.96 at September 30, 2005, compared to $14.18 and $13.68 at June 30, 2005 and December 31, 2004, respectively. Total stockholders’ equity was $36.0 million at September 30, 2005, down from $36.8 million at June 30, 2005 and up from $35.5 million at December 31, 2004. The changes are primarily attributable to earnings, payment of dividends, and changes in accumulated other comprehensive income, which is due to an increase in unrealized losses in the investment portfolio.
LIQUIDITY
     The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the Federal Home Loan Bank (“FHLB”) the Bank is able to borrow funds at competitive rates. Advances of up to $44.5 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $10.0 million in federal funds from one of its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the discount window. Additionally, the Company has access to capital markets as a funding source.
     Cash flows from the Bank’s investment portfolio are laddered, so the securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that the securities are available-for-sale from time-to-time without the need to incur significant losses. At September 30, 2005, approximately 4.15% of the Bank’s securities had contractual maturity dates of one year or less and approximately 29.1% had maturity dates of five years or less. Available assets of $164.8 million, less public and purchased funds of $160.9 million, resulted in a long-term liquidity ratio of 102% at September 30, 2005, versus 102% at June 30, 2005.
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
SENSITIVITY OF NET INTEREST INCOME TO
CHANGES IN INTEREST RATES
Calculated increase(decrease)
in projected annual net interest income
(in thousands)

	September 30, 2005	December 31, 2004
Changes in interest rates
+200 basis points	$(526)	$(497)
-200 basis points	294	(425)
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
ITEM 4 — CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2005 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USED OF PROCEEDS
Issuer Purchases of Equity Securities
The following table includes all Company repurchases of its common stock, $0.50 par value, made on a monthly basis during the period covered by this Report, including those made pursuant to publicly announced plans, or programs.

			Total number of
			shares purchased as	Maximum number of
	Total number	Average price	part of publicly	shares that may yet be
	of shares	paid	announced plans or	purchased under the
Period	purchased	per share	programs	plans or programs
July 2005
(July 1, 2005 through July 31, 2005)	2,000	$22.73	2,000	6,175

August 2005
(August 1, 2005 through August 31, 2005)	0	N/A	0	75,000

September 2005
(Sept. 1, 2005 through Sept. 30, 2005)	3,200	$22.62	3,200	71,800

Total	5,200	$22.66	5,200

All of the foregoing shares were purchased in open market transactions. On August 18, 2005, the Company announced that its Board of Directors had authorized a new common stock repurchase program, pursuant to which the Company may repurchase of up to 75,000 shares of the Company’s common stock over the next two years, unless the program is terminated earlier. This program supersedes and replaces the Company’s stock repurchase program approved by the Company’s Board of Directors on October 21, 2003, pursuant to which a maximum of 50,000 shares of common stock were authorized for repurchase. The Company did not make any repurchases during the quarter ended September 30, 2005 other than pursuant to these publicly announced programs, and there were no other publicly announced plans or programs outstanding during the quarter ended September 30, 2005
ITEM 6 – EXHIBITS

Exhibit No.	Name	Page No.
31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	25

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	26

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	27

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	28

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Evans Bancorp, Inc.

DATE
November 3, 2005	By:	/s/ James Tilley
James Tilley
President and CEO (On Behalf of the Registrant and as Principal Executive Officer)

DATE
November 3, 2005	By:	/s/ Mark DeBacker
Mark DeBacker
Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Name	Page No.
31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	25

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	26

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	27

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	28