Form 10-K
period 2005-12-31
EVANS BANCORP INC
filed 2006-03-23
CIK 842518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended: December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 0-18539
EVANS BANCORP, INC.
(Exact name of registrant as specified in its charter)

New York	16-1332767

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

14-16 North Main Street, Angola, New York	14006

(Address of principal executive offices)	(Zip Code)
(716) 926-2000

Registrant’s telephone number (including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

None	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.50 per share

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.
Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
Yes ☐       No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
On June 30, 2005, the aggregate market value of the registrant’s common stock, $.50 par value (the “Common Stock”), held by non-affiliates of the registrant was approximately $48.7 million, based upon the closing price of a share of the registrant’s Common Stock as quoted by The Nasdaq National Market.
As of March 13, 2006, 2,719,636 shares of the registrant’s Common Stock were outstanding.

Exhibit Index on Page 81

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2006 Annual Meeting of Shareholders, to be held on April 27, 2006, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART I
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
These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board (“FASB”) and the Public Company Accounting Oversight Board; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Report on Form 10-K, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”). Many of these factors are beyond the Company’s control and are difficult to predict.
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
At December 31, 2005, the Company had consolidated total assets of $468.5 million, deposits of $336.8 million and stockholders’ equity of $36.9 million.
The Company’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Company has two direct wholly-owned subsidiaries: Evans National Bank (“Evans National Bank” or the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York, and Evans National Financial Services, Inc. (“ENFS”), which owns 100% of the common stock of ENB Insurance Agency, Inc. (“ENBI”), which sells various premium-based insurance policies on a commission basis. At December 31, 2005, the Bank represented 97.3% and ENFS represented 2.7% of the consolidated assets of the Company. For further detail, see Note 17 to the Company’s Consolidated Financial Statements under Item 8 of this Report on Form 10-K.
Evans National Bank
The Bank is a nationally chartered bank that has its headquarters and full-service banking office at 14 North Main Street, Angola, New York, and a total of ten full-service banking offices in Erie County and Chautauqua County, New York – one in each of Amherst, Angola, Derby, Evans, Forestville, Hamburg, Lancaster, North Boston, North Buffalo and West Seneca, New York.

At December 31, 2005, the Bank had total assets of $456.0 million, security investments of $160.0 million, net loans of $256.8 million, deposits of $336.8 million and stockholders’ equity of $31.1 million compared to total assets of $416.4 million, security investments of $169.9 million, net loans of $217.6 million, deposits of $301.9 million and stockholders’ equity of $30.6 million at December 31, 2004. The Bank’s principal source of funding is deposits, which it reinvests in the community in the form of loans and investments. The Bank offers deposit products, which include checking and NOW accounts, passbook and statement savings, and certificates of deposit. The Bank’s deposits are insured to the applicable limit by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.
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
Other Subsidiaries
In addition to the Bank, the Company has the following direct and indirect wholly-owned subsidiaries:
Evans National Leasing, Inc. (“Evans National Leasing” or “ENL”). ENL, a wholly-owned subsidiary of the Bank, was organized in December 2004 to acquire the business and substantially all of the assets, and assume certain liabilities, of M&C Leasing of West Seneca, New York. ENL provides direct financing leasing of commercial small-ticket general business equipment to companies located throughout the contiguous 48 United States.
Evans National Holding Corp. (“ENHC”). ENHC was incorporated in February 2002, and is a wholly-owned subsidiary of the Bank. ENHC operates as a real estate investment trust (“REIT”) that holds commercial real estate loans and residential mortgages, which provides additional flexibility and planning opportunities for the business of the Bank.
Evans National Financial Services, Inc. (“Evans National Financial Services” or “ENFS”). ENFS is located at One Grimsby Drive, Hamburg, New York. It was incorporated in September 2004, and is a wholly-owned subsidiary of the Company. ENFS’s primary business is to own the business and assets of the Company’s non-banking financial services segment subsidiaries.
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
ENB Associates Inc. (“ENB Associates” or “ENB”). ENB, a wholly-owned subsidiary of ENBI, offers non-deposit investment products, such as annuities and mutual funds.
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
MARKET AREA
The Company’s primary market area is located in Erie County, Niagara County, northern Chautauqua County and northwestern Cattaraugus County, New York. This primary market area is the primary area where the Bank receives deposits and makes loans and ENBI sells insurance. Even though ENL conducts business outside of this defined market area, this activity is not deemed to expand the Company’s primary market.
AVERAGE BALANCE SHEET INFORMATION
The table presents the significant categories of the assets and liabilities of the Bank, interest income and interest expense, and the corresponding yields earned and rates paid in 2005, 2004 and 2003. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest. Securities are stated at fair value. Interest and yield are not presented on a tax-equivalent basis.

	2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Assets
Interest-earning assets:
Loans, Net	$236,754	$16,171	6.83%	$196,711	$11,815	6.01%	$167,145	$10,737	6.42%
Taxable securities	124,774	4,663	3.74%	103,173	3,654	3.54%	72,464	2,226	3.07%
Tax-exempt securities	45,751	1,933	4.23%	49,514	2,130	4.30%	52,658	2,288	4.35%
Time deposits–other banks	215	3	1.40%	832	14	1.68%	721	18	2.50%
Federal funds sold	4,462	113	2.53%	7,051	95	1.35%	5,017	61	1.22%

Total interest-earning assets	411,956	22,883	5.55%	357,281	17,708	4.96%	298,005	15,330	5.14%
Non interest-earning assets:
Cash and due from banks	11,183			11,163			9,118
Premises and equipment, net	8,215			6,905			5,483
Other assets	26,160			18,140			13,743

Total Assets	$457,514			$393,489			$326,349

Liabilities & Stockholders’ Equity
Interest-bearing liabilities:
NOW	$11,976	22	0.18%	$11,272	22	0.20%	$10,753	23	0.21%
Regular savings deposits	94,841	804	0.85%	86,018	550	0.64%	73,816	422	0.57%
Muni-vest savings	51,300	1,454	2.83%	62,060	949	1.53%	36,185	600	1.66%
Time deposits	126,945	3,961	3.12%	102,164	2,526	2.47%	99,775	2,819	2.83%
Other borrowed funds	49,939	1,616	3.23%	28,429	872	3.07%	14,832	563	3.80%
Junior subordinated debentures	11,330	662	5.84%	2,765	132	4.77%	—	—	0.00%
Securities sold U/A to repurchase	6,467	50	0.77%	7,160	60	0.84%	5,971	57	0.95%

Total interest-bearing liabilities	352,798	8,569	2.43%	299,868	5,111	1.70%	241,332	4,484	1.86%

Non interest-bearing liabilities:
Demand deposits	62,186			54,318			48,853
Other	6,419			4,953			4,299

Total liabilities	421,403			359,139			294,484

Stockholders’ equity	36,111			34,350			31,865

Total Liabilities & Equity	$457,514			$393,489			$326,349

Net interest earnings		$14,314			$12,597			$10,846

Net yield on interest earning assets			3.47%			3.53%			3.64%

Interest rate spread			3.12%			3.26%			3.28%
SECURITIES ACTIVITIES
The primary objective of the Bank’s securities portfolio is to provide liquidity while preserving safety of principal. Secondary objectives include: the investment of funds during periods of decreased loan demand, interest rate sensitivity considerations, providing collateral to secure local municipal deposits, supporting local communities through the purchase of tax-exempt securities and tax planning considerations. The Bank’s Board of Directors is responsible for establishing overall policy and reviewing performance of the Bank’s investments.
Under the Bank’s policy, acceptable portfolio investments include: United States (“U.S.”) Government obligations, obligations of federal agencies or U.S. Government-sponsored enterprises, mortgage backed securities, municipal obligations (general obligations, revenue obligations, school districts and non-rated issues from the Bank’s general market area), banker’s acceptances, certificates of deposit, Industrial Development Authority Bonds, Public Housing Authority Bonds, corporate bonds (each corporation limited to the Bank’s legal lending limit), collateral mortgage obligations, Federal Reserve stock and Federal Home Loan Bank stock.
The Bank’s general investment policy is that in-state securities must be rated at least Moody’s BAA (or equivalent) at the time of purchase. Out-of-state issues must be rated at least Moody’s AA (or equivalent) at the time of purchase. Bonds or securities rated below A are reviewed periodically to assure their continued credit worthiness. While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Bank’s general market area which, in the Bank’s judgment, possess no greater credit risk than BAA (or equivalent) bonds. The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information. In addition, the Bank’s loan policy permits the purchase of notes issued by various states and municipalities which have not been rated by Moody’s or Standard & Poor’s. The securities portfolio of the Bank is priced on a monthly basis.
Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which establishes accounting treatment for investments in securities, all securities in the Bank’s investment portfolio are either designated as “held to maturity” or “available for sale.”
Income from securities held in the Bank’s investment portfolio represented approximately 28.8% of total interest income of the Company in 2005 as compared to 32.7% in 2004 and 29.4% in 2003. At December 31, 2005, the Bank’s securities portfolio of $160.0 million consisted primarily of U.S. and federal agency obligations, state and municipal securities and mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”).
The following table summarizes the Bank’s securities with those designated as “available for sale” valued at fair value and securities designated as “held to maturity” valued at amortized cost as of December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)
Available for Sale:
Debt securities
U.S. government agencies	$36,604	$29,257	$20,911
States and political subdivisions	42,463	44,924	52,526

Total debt securities	$79,067	$74,181	$73,437

Mortgage-backed securities
FNMA	$35,569	$43,292	$32,797
FHLMC	10,747	12,184	2,153
GNMA	1,334	1,741	—
CMO’s	24,509	31,893	6,566

Total mortgage-backed securities	$72,159	$89,110	$41,516

FRB and Federal Home Loan Bank Stock	4,384	3,526	1,854

Total securities designated as available for sale	$155,610	$166,817	$116,807

Held to Maturity:
U.S. government agencies	$35	$35	$36
States and political subdivisions	4,307	3,027	3,713

Total securities designated as held to maturity	$4,342	$3,062	$3,749

Total securities	$159,952	$169,879	$120,556

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2005:

	Maturing
	Within		After One But Within Five		After Five But Within Ten		After
	One Year		Years		Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Debt Securities:
U.S. government agencies	$5,949	3.18%	$29,669	3.50%	$987	5.00%	$—	—
States and political subdivisions	999	4.26%	12,106	4.53%	26,459	4.65%	2,904	4.84%

Total debt service	$6,948	3.84%	$41,775	3.80%	$27,446	4.67%	$2,904	4.84%

Mortgage-backed Securities:
FNMA	$—	—	$873	4.92%	$6,934	4.71%	$27,762	4.96%
FHLMC	—	—	1,107	5.17%	803	4.68%	8,835	4.82%
GNMA	—	—	—	—	—	—	1,329	5.00%
CMO’s	—	—	277	4.25%	4,287	4.00%	19,946	4.39%

Total mortgage-backed securities	$—	—	$2,257	4.96%	$12,024	4.45%	$57,872	4.74%

Total available for sale	$6,948	3.84%	$44,032	3.86%	$39,470	4.60%	$60,776	4.75%

Held to Maturity:
U.S. government agencies	$—	—	$—	—	$9	—	$26	—
States and political subdivisions	$1,853	3.67%	995	3.27%	628	4.68%	831	3.73%

Total held to maturity	$1,853	3.67%	995	3.27%	637	4.61%	857	3.61%

Total securities	$8,801	3.40%	45,027	3.85%	40,107	4.60%	61,633	4.73%

LENDING ACTIVITIES
General. The Bank has a loan policy which is approved by its Board of Directors on an annual basis. The loan policy governs the conditions under which loans may be made, addresses the lending authorities of Bank officers, charge off policies and desired portfolio mix.
The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, direct financing leases, and installment loans. The Bank primarily extends loans to customers located within the Western New York area, except for direct financing leases, which are originated in all 48 contiguous states. Interest income on loans represented approximately 70.7% of the total interest income of the Company in 2005 and approximately 66.7% and 70.0% of total interest income in 2004 and 2003, respectively. The Bank’s loan portfolio, after unearned discounts, loan origination costs and allowances for loan losses, totaled $256.8 million and $217.6 million at December 31, 2005 and December 31, 2004, respectively. At December 31, 2005, the Bank had $3.2 million as an allowance for loan losses which is approximately 1.23% of total loans. This compares with approximately $3.0 million at December 31, 2004 which was approximately 1.36% of total loans. The increase of the allowance for loan losses of $0.2 million in 2005 reflects management’s assessment of the portfolio composition, of which higher risk commercial real estate loans comprise a significant component, and its assessment of the New York State and local economy. The net loan portfolio represented approximately 54.8% and 50.7% of the Company’s total assets at December 31, 2005 and December 31, 2004, respectively.
Real Estate Loans. Approximately 80.4% of the Bank’s loan portfolio at December 31, 2005 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans. The Bank’s real estate loan portfolio was $209.1 million at December 31, 2005, compared to $181.9 million at December 31, 2004. The real estate loan portfolio increased approximately 15.0% in 2005 over 2004 compared to an increase of 14.1% in 2004 over 2003.
The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value ratio. Fixed rate residential mortgage loans outstanding totaled $41.9 million at December 31, 2005, which was approximately 16.1% of total loans outstanding. In 1995, the Bank entered into a contractual arrangement with FNMA, pursuant to which the Bank sells mortgage loans to FNMA and the Bank retains the servicing rights as to those loans.

In 2005, the Bank sold approximately $2.5 million in mortgages to FNMA under this arrangement, compared to $2.6 million in mortgages sold in 2004. The Bank currently retains the servicing rights on $28.8 million in mortgages sold to FNMA. The Company has recorded no net servicing asset for such loans as it is considered immaterial. During the 2005 fiscal year, the Bank retained a larger percentage of fixed rate residential real estate loans with desired maturities, within the context of overall maturities in the loan portfolio, as a result of generally improving interest rates and the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.
Since 1993, the Bank has offered adjustable rate residential mortgage loans with terms of up to 30 years. Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter. On December 31, 2005, the Bank’s outstanding adjustable rate residential mortgage loans were $6.7 million or 2.6% of total loans. This balance did not include any construction mortgage loans, which are discussed below.
The Bank also offers commercial mortgage loans with up to a 80% loan-to-value ratio for up to 20 years on a variable and fixed rate basis. Many of these mortgage loans either mature or are subject to a rate call after three to five years. The Bank’s outstanding commercial mortgage loans were $123.7 million at December 31, 2005, which was approximately 47.6% of total loans outstanding. This balance included $25.1 million in fixed rate and $98.6 million in variable rate mortgage loans, which include rate calls.
The Bank also offers other types of loans collateralized by real estate such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 80% loan-to-value ratio. At December 31, 2005, the real estate loan portfolio included $27.5 million of home equity loans outstanding, which represented approximately 10.6% of its total loans outstanding. This balance included $21.7 million in variable rate and $5.8 million in fixed rate loans.
The Bank also offers both residential and commercial real estate construction loans at up to an 80% loan-to-value ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 2005, fixed rate real estate construction loans outstanding were $1.9 million or 0.7% of the Bank’s loan portfolio, and adjustable rate construction loans outstanding were $7.4 million or 2.8% of the portfolio.
As of December 31, 2005, approximately $0.7 million or 0.3% of the Bank’s real estate loans were 30 to 90 days delinquent, and approximately $0.6 million or 0.3% of real estate loans were non-accruing.
Commercial Loans. The Bank offers commercial loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank’s commercial loan portfolio totaled $29.9 million and $28.8 million at December 31, 2005 and 2004, respectively. Commercial loans represented approximately 11.5% and 13.0% of the Bank’s total loans at December 31, 2005 and 2004, respectively.
As of December 31, 2005, approximately $0.1 million or 0.4% of the Bank’s commercial loans were 30 to 90 days past due and $1.2 million or 3.9% of its commercial loans were non-accruing, the latter due primarily to one borrower.
Commercial lending entails significantly more risk than real estate loans. Collateral, where applicable, may consist of inventory, receivables, equipment and other business assets. Approximately 69.5% of the Bank’s commercial loans are at variable rates which are tied to the prime rate.
Installment Loans. The Bank’s installment loan portfolio (which includes personal loans and revolving credit card balances) totaled $2.7 million and $2.8 million at December 31, 2005 and 2004, respectively, representing approximately 1.1% of the Bank’s total loans at December 31, 2005 and 1.3% of the Bank’s total loans at December 31, 2004. Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis. At December 31, 2005, the installment loan portfolio included $0.2 million in fixed rate credit card balances at an interest rate of 10.0% and $0.1 million in the variable rate option. As of December 31, 2005, approximately $0.1 million or 1.9% of the Bank’s installment loans were 30 to 90 days past due.
Direct Financing Leases. On December 31, 2004, the Company, together with its newly formed, indirect wholly-owned subsidiary, ENL, acquired M&C Leasing, a general business equipment leasing company located in West Seneca, New York. Direct financing leases totaled $16.9 million and $4.5 million at December 31, 2005 and 2004, respectively, representing approximately 6.5% and 2.1% of the Bank’s total loans at December 31, 2005 and 2004, respectively. As of December 31, 2005, approximately $0.1 million or 0.4% of the Bank’s direct financing leases were 30-90 days past due.

Other Loans. Other loans totaled $0.6 million at December 31, 2005 and $2.0 million at December 31, 2004. Other loans consisted primarily of: loans to municipalities, hospitals, churches and non-profit organizations, at fixed or variable interest rates with multiple maturities; and overdrafts, which totaled $0.2 million and $1.5 million December 31, 2005 and 2004, respectively.
The Bank’s lending limit to any one borrower is subject to regulation by the OCC. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.
The following table summarizes the major classifications of the Bank’s loans (net of deferred origination costs) as of the dates indicated.

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$48,580	$38,491	$30,160	$26,712	$31,035
Commercial and multi-family	123,727	107,392	99,684	77,919	70,853
Construction	9,270	8,188	5,090	2,174	1,520
Second mortgages	6,454	5,716	6,274	6,919	8,188
Home Equity lines of credit	21,082	22,108	18,262	13,780	10,684

Total real estate loans	209,113	181,895	159,470	127,504	122,280

Direct financing leases	16,945	4,546	—	—	—

Commercial loans	29,920	28,762	24,282	20,460	16,338

Consumer loans	2,747	2,832	2,569	2,352	3,093

Other	642	1,973	1,209	492	2,191

Net deferred loan origination costs	654	590	537	336	353

Total loans	260,021	220,598	188,067	151,144	144,255

Allowance for loan losses	(3,211)	(2,999)	(2,539)	(2,146)	(1,786)

Net loans	$256,810	$217,599	$185,528	$148,998	$142,469

Loan Maturities and Sensitivities of Loans in Interest Rates. The following table shows the maturities of commercial and real estate construction loans outstanding as of December 31, 2005 and the classification of such loans due after one year according to sensitivity to changes in interest rates.

		After One But
	Within	Within Five	After Five
	One Year	Years	Years	Total
	(in thousands)
Commercial	$2,656	$13,838	$13,426	$29,920
Real estate construction	4,127	3,808	1,335	9,270

	$6,783	$17,646	$14,761	$39,190

Loans maturing after one year with:
Fixed Rates		$7,013	$2,332
Variable Rates		10,633	12,429

		$17,646	$14,761

Non-accrual, Past Due and Restructured Loans. The following table summarizes the Bank’s non-accrual and accruing loans 90 days or more past due as of the dates listed below. The Bank had no restructured loans as of those dates. Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact the Company’s future operating results, liquidity or capital resources, or (ii) represent material credit about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. See Part II, Item 7 of this Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses,” for further information about the Company’s non-accrual, past due and restructured loans.

	At December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Non-accruing loans:
Mortgage loans on real estate:
Residential 1-4 family	$—	$—	$30	$30	$70
Commercial and multi-family	600	278	176	1,074	475
Construction	—	—	—	—	—
Second mortgages	—	—	50	21	70
Home Equity lines of credit	—	—	—	—	—

Total mortgage loans on real estate	600	278	256	1,125	615

Direct financing leases	—	2	—	—	—

Commercial loans	1,175	1,375	40	72	109

Consumer installment loans Other	—	—	—	—	—

Total non-accruing loans	$1,775	$1,655	$296	$1,197	$724

Accruing loans 90+ days past due	95	151	627	—	443

Total non-performing loans	1,870	1,806	923	1,197	1,167

Total non-performing loans to total assets	0.41%	0.42%	0.27%	0.41%	0.47%

Total non-performing loans to total loans	0.72%	0.82%	0.49%	0.79%	0.81%

The following table summarizes the Bank’s allowance for loan losses and changes in the allowance for loan losses by loan categories:
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	2005	2004	2003	2002	2001
	(in thousands)
BALANCE AT THE BEGINNING OF THE YEAR	$2,999	$2,539	$2,146	$1,786	$1,428
CHARGE-OFFS:
Commercial	(417)	(200)	(54)	(14)	(24)
Real estate mortgages	(25)	(6)	(30)	(42)	(42)
Direct financing leases	(108)	—	—	—	—
Installment loans	(86)	(9)	(11)	(20)	(14)
Overdrafted deposit accounts	(39)	—	—	—	—

TOTAL CHARGE-OFFS	(675)	(215)	(95)	(76)	(80)

RECOVERIES:
Commercial	—	48	7	2	11
Real estate mortgages	40	8	—	—	1
Direct financing leases	56	—	—	—	—
Installment loans	11	4	1	14	6
Overdrafted deposit accounts	11	—	—	—	—

TOTAL RECOVERIES	118	60	8	16	18

NET CHARGE-OFFS	(557)	(155)	(87)	(60)	(62)
PROVISION FOR LOAN LOSSES	769	485	480	420	420
ADDITION OF ALLOWANCE FROM ACQUISITION	—	130	—	—	—

BALANCE AT END OF YEAR	$3,211	$2,999	$2,539	$2,146	$1,786

RATIO OF NET CHARGE-OFFS TO AVERAGE NET LOANS OUTSTANDING	0.23%	0.08%	0.05%	0.04%	0.05%

Management’s provision for loan losses reflects the continued growth trend in higher risk commercial loans and direct financing leases and management’s assessment of the local and New York State economic environment. Both the local and New York State economies have lagged behind national prosperity, which remains unsettled. Marginal job growth, combined with a declining population base, has left the Bank’s primary market more susceptible to potential credit problems. This is particularly true of commercial borrowers. Commercial loans represent a segment of significant past growth, as well as a concentration in the Company’s commercial real estate portfolio. Commercial real estate values may be susceptible to decline in an adverse economy. Management believes that the provision for loan losses complies with the regulations of the OCC, and is reflective of its assessment of the local environment, as well as a continued trend in commercial loan activity and balance outstanding.
SOURCES OF FUNDS — DEPOSITS
General. Customer deposits represent the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, other sources of funds include loan repayments, loan sales on the secondary market, interest and dividend income from investments, matured investments, and borrowings from the Federal Home Loan Bank (“FHLB”) and from the First Tennessee Bank, which is a correspondent bank.
Deposits. The Bank offers a variety of deposit products, including checking, passbook, statement savings, NOW accounts, certificates of deposit and jumbo certificates of deposit. Bank deposits are insured up to the limits provided by the FDIC. At December 31, 2005, the Bank’s deposits totaled $336.8 million consisting of the following:

(In thousands)
Demand deposits	$71,183
NOW accounts	12,401
Regular savings	86,558
Muni-vest savings	27,521
Time deposits, $100,000 and over	64,949
Other time deposits	74,196

Total	$336,808

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank (dollars in thousands):

	2005		2004		2003
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits	$62,186	0.00%	$54,318	0.00%	$48,853	0.00%
NOW accounts	11,976	0.18%	11,272	0.20%	10,753	0.21%
Regular Savings	94,841	0.85%	86,018	0.64%	73,816	0.57%
Muni-vest savings	51,300	2.83%	62,060	1.53%	36,185	1.66%
Time deposits	126,945	3.12%	102,164	2.47%	99,775	2.83%

Total	$347,248	1.80%	$315,832	1.28%	$269,382	1.43%

Federal Funds Purchased and Other Borrowed Funds. Another source of the Bank’s funds for lending and investing activities at December 31, 2005 consisted of short and long term borrowings from the Federal Home Loan Bank.
     Other borrowed funds consisted of various advances from the Federal Home Loan Bank with both fixed and variable interest rate terms ranging from 2.24% to 5.34%. The maturities and weighted average rates of other borrowed funds at December 31, 2005 are as follows (dollars in thousands):

		Weighted
		Average
	Maturities	Rate
2006	$39,994	4.11%
2007	2,762	2.86%
2008	661	3.17%
2009	14,051	2.96%
2010	—	—
Thereafter	13,000	3.46%

Total	$70,468	3.70%

Securities Sold Under Agreements to Repurchase. The Bank enters into agreements with depositors to sell to the depositors securities owned by the Bank and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The depositor is informed that the securities are held in safekeeping by the Bank on behalf of the depositor. Securities sold under agreements to repurchase totaled $6.4 million at December 31, 2005 compared to $7.3 million at December 31, 2004.
MARKET RISK
For information about, and a discussion of, the Company’s “Market Risks,” see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks” of this Report on Form 10-K.

     The following schedule sets forth the maturities of the Bank’s time deposits as of December 31, 2005:

	Time Deposit Maturity Schedule
	(in thousands)
	0-3	3-6	6-12	Over 12
	Mos.	Mos.	Mos.	Mos.	Total
Time deposits — $100,000 and over	$35,554	$11,987	$7,487	$9,921	$64,949

Other time deposits	8,285	38,282	11,261	16,368	74,196

Total time deposits	$43,839	$50,269	$18,748	$26,289	$139,145

ENVIRONMENTAL MATTERS
In the course of its business, the Bank has acquired and may acquire in the future, property securing loans that are in default. There is a risk that the Bank could be required to investigate and clean-up hazardous or toxic substances or chemical releases at such properties after acquisition by the Bank, and that the Bank may be held liable to a governmental entity or third parties for property damage, personal injury and investigation and clean-up costs incurred by such parties in connection with such contamination. In addition, the owner or former owners of contaminated sites may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.
To date, the Bank has not been required to perform any investigation or clean-up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future.
COMPETITION
All phases of the Company’s business are highly competitive. The Company competes actively with local, regional and national financial institutions, as well as with bank branches or insurance agency offices in the Company’s market area of Erie County, Niagara County, northern Chautauqua County, and northwestern Cattaraugus County, New York. These Western New York counties have a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Company. The Company faces competition for loans, direct financing leases and deposits from other commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial services companies. The Company faces additional competition for deposits and insurance business from non-depository competitors such as the mutual fund industry, securities and brokerage firms, and insurance companies and brokerages. The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans and leases.
SUPERVISION AND REGULATION
Bank holding companies and banks are extensively regulated under both federal and state laws and regulations that are intended to protect depositors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material adverse effect on the Company’s business, financial condition and results of operations.
Bank Holding Company Regulation
As a financial holding company registered under the BHCA, the Company and its non-banking subsidiaries are subject to regulation and supervision under the BHCA by the FRB. The FRB requires periodic reports from the Company, and is authorized by the BHCA to make regular examinations of the Company and its subsidiaries.
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
The Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder, which govern certain transactions, such as loans, extensions of credit, investments and purchases of assets between member banks and their affiliates, including their parent holding companies. These restrictions limit the transfer from its subsidiaries, including the Bank, of funds to the Company in the form of loans, extensions of credit, investments or purchases of assets (collectively, “Transfers”), and they require that the Bank’s transactions with the Company be on terms no less favorable to the Bank than comparable transactions between the Bank and unrelated third parties. Transfers by the Bank to the Company are limited in amount to 10% of the Bank’s capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of the Bank’s capital and surplus. Furthermore, such loans and extensions of credit are also subject to various collateral requirements. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for acquisitions, and the payment of dividends, interest and operating expenses.
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
The deposits of the Bank are insured by the FDIC through the Insurance Fund to the extent provided by law. Under the FDIC’s risk-based insurance system, institutions insured through the Insurance Fund are currently assessed premiums based on eligible deposits and the institutions’ capital position and other supervisory factors. Legislation also provides for assessments against institutions insured through the Insurance Fund which will be used to pay certain financing corporation (“FICO”) obligations. In addition to any Insurance Fund assessments, banks insured through the Insurance Fund are expected to make payments for the FICO obligations based on eligible deposits each year. The assessment is determined quarterly.
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
The FRB, the OCC and other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, and impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver for the assets of a regulated entity. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or its subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potential civil monetary penalties.
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
Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth, are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4%. As reflected in the following table, the risk-based capital ratios and leverage ratios of the Company and the Bank as of December 31, 2005 and 2004 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.

Capital Components and Ratios at December 31,
(dollars in thousands)

	2005		2004
	Company	Bank	Company	Bank
Capital components
Tier 1 capital	$37,226	$35,855	$33,852	$33,443
Total risk-based capital	40,437	39,055	36,840	36,431
Risk-weighted assets and off-balance sheet instruments	295,759	294,409	257,905	256,558
Risk-based capital ratio
Tier 1 capital	12.6%	12.2%	13.1%	13.0%
Total risk-based capital	13.7%	13.3%	14.3%	14.2%
Leverage ratio	8.3%	8.0%	8.1%	8.0%
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
Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered “well capitalized” if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater; and is not subject to any order or written directive to meet and maintain a specific capital level for a capital measure. An “adequately capitalized” bank holding company or bank is defined as one that has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 risk-based capital ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of (1)). A bank holding company or bank is considered (A) “undercapitalized” if it has: (i) a total risk-based capital ratio of less than 8%; (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of (1)); (B) “significantly undercapitalized” if the bank has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The FRB may reclassify a “well capitalized” bank holding company or bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. The Company and the Bank currently meet the definition of “well capitalized” institutions.
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
Sarbanes-Oxley Act of 2002
Since the enactment of the Sarbanes-Oxley Act of 2002 and the SEC’s implementing regulations of the same (collectively, the “Sarbanes-Oxley Act”), companies that have securities registered under the Exchange Act, including the Company, are subject to enhanced and more transparent corporate governance standards, disclosure requirements and accounting and financial reporting requirements. The Sarbanes-Oxley Act, among other things, (i) requires: a public company to establish and maintain audit committees, comprised solely of independent directors, which committee must be empowered to, among other things, engage, supervise and discharge the company’s auditors; that a public company’s financial statements be certified by the principal executive and principal financial officers of such company; increased and quicker public disclosure — real time - obligations by the company and its directors and officers, including disclosures of off-balance sheet transactions and accelerated reporting of transactions in company stock; and (ii) prohibits personal loans to company directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; and (iii) creates or provides for various new and increased civil and criminal penalties for violations of the securities laws.
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
ENB Insurance Agency, Inc. ENBI, a retail property and casualty insurance agency, is a wholly-owned subsidiary of ENFS, formed in connection with the acquisition of M&W Group, Inc. on September 1, 2000. ENBI is headquartered in Angola, New York, with offices located throughout Western New York in Derby, Eden, Gowanda, Hamburg, Lockport, North Boston, Silver Creek, South Dayton, Cattaraugus, Randolph and West Seneca. ENBI is a full-service insurance agency offering personal, commercial and financial services products. It also has a small consulting department. For the year ended December 31, 2005, ENBI had a premium volume of approximately $42.1 million and commission revenue of $6.4 million.
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
ENB Associates Inc. ENB, a wholly-owned subsidiary of ENBI, provides non-deposit investment products, such as mutual funds and annuities, to Bank customers at Bank branch locations. ENB has an investment services agreement with O’Keefe Shaw & Co., Inc., through which ENB can purchase and sell securities to its customers.
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
The Company currently operates in two reportable segments – banking and insurance. For the years ended December 31, 1999 and prior, the Company determined that its business was comprised of banking activity only. For disclosure of segmented operations, see Note 17 included in the Company’s Consolidated Financial Statements in Item 8 of this Report on Form 10-K.
EMPLOYEES
As of December 31, 2005, the Company had no direct employees. As of December 31, 2005, the following table summarizes the employment rosters of the Company’s subsidiaries:

	Full Time	Part Time
Bank	108	15
ENL	8	—
ENBI	47	4
FCS	4	—

	167	19

The Company’s subsidiaries have good relationships with their employees.
AVAILABLE INFORMATION
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act, are available without charge on the Company’s website, www.evansbancorp.com — SEC filings section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The Company is providing the address to its Internet site solely for the information of investors. The Company does not intend the address to be an active link or to otherwise incorporate the contents of the website into this Report on Form 10-K or into any other report filed with or furnished to the SEC.
Item 1A. RISK FACTORS
The following factors identified by the Company’s management represent significant potential risks that the Company faces in its operations.
Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Lending Risks.
At December 31, 2005, the Company’s portfolio of commercial real estate loans totaled $123.7 million, or 47.6% of total gross loans and the Company’s portfolio of commercial business loans totaled $29.9 million, or 11.5% of total gross loans. The Company plans to continue to emphasize the origination of commercial loans. Commercial loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of commercial real estate and business loans often depends on the successful operations and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Also, many of the Company’s borrowers have more than one commercial real estate or commercial business loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.
Continuing Concentration of Loans in the Company’s Primary Market Area May Increase the Company’s Risk.
The Company’s success depends primarily on the general economic conditions in western New York State. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in western New York State. The Company’s business lending and marketing strategies focus on loans to small- to medium-sized businesses in this geographic region. Moreover, the Company’s assets are heavily concentrated in mortgages on properties located in western New York State. Accordingly, the Company’s business and operations are vulnerable to downturns in the economies of western New York State. The concentration of the Company’s loans in this geographic region subjects the Company to risk that a downturn in the economy or recession in this region could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect the Company than if the Company’s lending were more geographically diversified. In addition, the Company may suffer losses if there is a decline in the value of properties underlying the Company’s mortgage loans which would have a material adverse impact on the Company’s operations.
In the Event the Company’s Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, the Company’s Earnings Could Decrease.
The Company maintains an allowance for loan losses in order to mitigate the effect of possible losses inherent in its loan portfolio. There is a risk that the Company may experience significant loan losses which could exceed the allowance for loan losses the Company has currently set aside. In determining the amount of the Company’s allowance, the Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of its borrowers, the effect of changes in the local economy on the value of the real estate and other assets serving as collateral for the repayment of loans, the effects on the Company’s loan portfolio of current economic indicators and their probable impact on borrowers, and the Company’s loan quality reviews. In addition, bank regulators periodically review the Company’s loan portfolio and credit underwriting procedures, as well as its allowance for loan losses, and may require the Company to increase its provision for loan losses or recognize further loan charge-offs. At December 31, 2005, the Company had a net loan portfolio of approximately $260.0 million and the allowance for loan losses was approximately $3.2 million, which represented 1.23% of the total amount of gross loans. If the Company’s assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan losses or recognize further loan charge-offs, the Company may have to increase its allowance for loan losses or loan charge-offs which could have an adverse effect on the Company’s operating results and financial condition. There can be no assurances that the Company’s allowance for loan losses will be adequate to protect the Company against loan losses that it may incur.
Changes in Interest Rates Could Adversely Affect the Company’s Business, Results of Operations and Financial Condition.
The Company’s results of operations and financial condition may be significantly affected by changes in interest rates. The Company’s results of operations depend substantially on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities. Because the Company’s interest-bearing liabilities generally re-price or mature more quickly than its interest-earning assets, an increase in interest rates generally would tend to result in a decrease in its net interest income.
Changes in interest rates also affect the value of the Company’s interest-earning assets, and in particular, the Company’s securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2005, the Company’s securities available for sale totaled $155.6 million. Net unrealized losses on securities available for sale, net of tax, amounted to $1.3 million and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders’ equity or earnings.
The Company also is subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.
Strong Competition Within the Company’s Market Area May Limit its Growth and Profitability.
Competition in the banking and financial services industry is intense. The Company competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally within the Company’s market area and elsewhere. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than the Company does, and may offer certain services that the Company does not or cannot provide. The Company’s profitability depends upon its continued ability to successfully compete in this market area.

The Company Operates in a Highly Regulated Environment and May Be Adversely Affected By Changes in Laws and Regulations.
The Company is subject to regulation, supervision and examination by the OCC, FRB, and by the FDIC, as insurer of its deposits. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the deposit insurance funds and depositors. Regulatory requirements affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material adverse impact on the Bank, the Company and its business, financial condition and results of operations.
Item 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
Item 2. PROPERTIES
The Bank conducts its business from its administrative office and ten branch offices as of December 31, 2005. The administrative office is located at One Grimsby Drive in Hamburg, New York, and was purchased in June 2004. The administrative office facility is 26,000 square feet and is owned by the Bank. This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank.
The Bank’s locations are as follows:

Use	Location	Ownership
Bank branch	14 North Main Street, Angola, NY	Own building and land
Bank branch	8599 Erie Road, Evans, NY	Own building and land
Bank branch	25 Main Street, Forestville, NY	Own building and land
Bank branch	6840 Erie Road, Derby, NY	Own building and land
Bank branch	7205 Boston State Road, North Boston, NY	Own building and land
Bank branch	5999 South Park Avenue, Hamburg, NY	Building lease
Bank branch	938 Union Road, West Seneca, NY	Building lease
Bank branch	3388 Sheridan Drive, Amherst, NY	Own building, lease land
Bank branch	4979 Transit Road, Lancaster, NY	Own building, lease land
Bank branch	2670 Delaware Avenue, Buffalo, NY	Own building, lease land
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

     ENBI operates from its headquarters, a 9,300 square foot office located at 16 North Main Street, Angola, New York, which is owned by the Bank, and retail locations as follows:

Use	Location	Ownership
Retail location	5 Commercial Street, Angola, NY	Building lease
Retail location	265 Central Avenue, Silver Creek, NY	Building lease
Retail location	11 Main Street, Cattaraugus, NY	Building lease
Retail location	213 Pine Street, South Dayton, NY	Building lease
Retail location	7 Bank Street, Randolph, NY	Building lease
Retail location	8226 North Main Street, Eden, NY	Building lease
Retail location	25 Buffalo Street, Gowanda, NY	Own building and land
Retail location	2628 Main Street, Lockport, NY	Building lease
Retail location	6840 Erie Road, Derby, NY	Bank-owned building and land
Retail location	5999 South Park Avenue, Hamburg, NY	Bank building lease
Retail location	938 Union Road, West Seneca, NY	Bank building lease
Retail location	7205 Boston State Road, North Boston, NY	Bank-owned building
Item 3. LEGAL PROCEEDINGS
The nature of the Company’s business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Company, there are no proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely, would have a material effect on the Company’s results of operations or financial condition.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2005.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES
Market Information. The Company’s common stock is quoted on The Nasdaq National Market system (“Nasdaq”) under the symbol EVBN, and has been quoted on Nasdaq since July 9, 2001. The Company distributed a 5% stock dividend on December 30, 2004 to shareholders of record on December 9, 2004, and a 5% stock dividend on December 7, 2005 to shareholders of record on November 15, 2005. All share and per share data contained in this Report on Form 10-K have been adjusted to reflect these stock dividends.
     The following table shows, for the periods indicated, the high and low closing prices per share of the Company’s common stock as reported on Nasdaq for fiscal 2005 and 2004.

	2005		2004
QUARTER	High	Low	High	Low
FIRST	$24.48	$20.51	$23.14	$19.66
SECOND	$24.29	$19.78	$22.49	$20.09
THIRD	$21.91	$20.24	$22.17	$18.52
FOURTH	$23.00	$19.07	$25.87	$21.36
Holders. The approximate number of holders of record of the Company’s common stock at March 13, 2006 was 1,444.

Cash Dividends. The Company paid the following cash dividends on shares of the Company’s common stock during fiscal 2004 and 2005:
•	A cash dividend of $0.30 per share on April 6, 2004 to holders of record on March 16, 2004.

•	A cash dividend of $0.31 per share on October 4, 2004 to holders of record on September 10, 2004.

•	A cash dividend of $0.32 per share on April 4, 2005 to holders of record on March 14, 2005.

•	A cash dividend of $0.33 per share on October 3, 2005 to holders of record on September 9, 2005.
In addition, the Company declared a cash dividend of $0.34 per share payable on April 3, 2006 to holders of record as of March 13, 2006.
All per share amounts have been adjusted to reflect the stock dividends described above. As a result of these adjustments, the amounts reported have been rounded for presentation purposes.
The amount and type (cash or stock), if any, of future dividends will be determined by the Company’s Board of Directors and will depend upon the Company’s earnings, financial conditions and other factors considered by the Board of Directors to be relevant. The Bank pays a dividend to the Company in order to provide funds for debt service on the junior subordinated debentures, a portion of the proceeds of which were contributed to the Bank as capital, dividends the Company pays, treasury stock purchases, and other expenses. There are also various legal limitations with respect to the Bank supplying funds to the Company. In particular, under Federal Banking Law, the prior approval of the FRB and OCC may be required in certain circumstance, prior to the payment of dividends by the Company or Bank. See Notes 8 and 19 to the Company’s Consolidated Financial Statements included in Part II, Item 8 to this Report on Form 10-K for additional information concerning contractual and regulatory restrictions on the payment of dividends.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table includes all Company repurchases, including those made pursuant to publicly announced plans or programs during the quarter ended December 31, 2005.

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under
Period	purchased	per share	plans or programs	the plans or programs
October 2005 (October 1, 2005 through October 31, 2005)	2,415	$21.51	2,415	69,225
November 2005 (November 1, 2005 through November 30, 2005)	615	$22.56	615	72,065
December 2005 (December 1, 2005 through December 31, 2005)	600	$21.67	600	71,465

Total	3,630	$21.71	3,630

All 3,630 shares were purchased in open market transactions. On August 18, 2005, the Company announced that its Board of Directors had authorized a new common stock repurchase program, pursuant to which the Company may repurchase up to 75,000 shares of the Company’s common stock over the next two years, unless the program is terminated earlier. This program supersedes and replaces the Company’s stock repurchase program approved by the Company’s Board of Directors on October 21, 2003, pursuant to which a maximum of 50,000 shares of common stock were authorized for repurchase. The Company did not make any repurchases during the quarter ended December 31, 2005, other than pursuant to this publicly announced program, and there were no other publicly announced plans or programs outstanding as of December 31, 2005. The number of shares and average price paid per share have been retroactively restated to give effect to the 5% stock dividend issued on December 7, 2005. The Company has placed such repurchased shares in the treasury and accounts for such shares on a first-in-first-out basis. All shares acquired during the fourth quarter of 2005, prior to November 15, 2005, the record date for the 5% stock dividend, were affected by such stock dividend.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands except per share data)

	As of and for the year ended December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data
Assets	$468,546	$429,042	$334,677	$288,711	$248,722
Interest-earning assets	419,973	391,462	308,722	267,142	231,120
Investment securities	159,952	169,879	120,556	106,672	84,065
Loans, net	256,810	217,599	185,528	148,998	142,469
Deposits	336,808	301,928	266,325	239,507	204,260
Borrowings	81,798	79,364	25,388	8,111	9,661
Stockholders’ equity	36,876	35,474	33,324	30,862	26,961

Income Statement Data
Net interest income	$14,314	$12,597	$10,846	$10,395	$9,110
Non-interest income	10,439	8,572	7,666	5,474	4,528
Non-interest expense	17,404	14,779	12,739	10,650	9,531
Net income	4,819	4,509	4,069	3,606	2,579

Per Share Data
Earnings per share – basic	$1.77	$1.65	$1.51	$1.34	$0.96
Earnings per share – diluted	1.77	1.65	1.51	1.34	0.96
Cash dividends	0.65	0.61	0.57	0.49	0.40
Book value	13.51	13.03	12.37	11.42	10.08

Performance Ratios
Return on average assets	1.05%	1.15%	1.25%	1.36%	1.09%
Return on average equity	13.34	13.13	12.77	12.51	9.82
Net interest margin	3.47	3.53	3.64	4.27	4.18
Efficiency ratio *	68.23	68.00	67.91	66.61	67.39
Dividend payout ratio	36.58	36.77	37.71	36.18	41.44

Capital Ratios
Tier I capital to average assets	8.29%	8.05%	8.30%	9.30%	9.60%
Equity to assets	7.87	8.27	9.96	10.69	10.84

Asset Quality Ratios
Total non-performing assets to total assets	0.41%	0.42%	0.27%	0.51%	0.66%
Total non-performing loans to total loans	0.72	0.82	0.49	0.79	0.81
Net charge-offs to average loans	0.23	0.08	0.05	0.04	0.05
Allowance for loan losses to total loans	1.23	1.36	1.35	1.42	1.24
Allowance for loan losses to non-performing loans	171.71	166.05	276.47	179.27	153.04
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Report on Form 10-K for further information and analysis of changes in the Company’s financial condition and results of operations.

*	The calculation of the efficiency ratio excludes amortization of intangibles and goodwill, for comparative purposes. The amounts excluded are $515 thousand, $385 thousand, $168 thousand, $79 thousand, and $340 thousand for 2005, 2004, 2003, 2002 and 2001, respectively.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
This discussion is intended to compare the performance of the Company for the years ended December 31, 2005, 2004 and 2003. The review of the information presented should be read in conjunction with Part I, “Item 1: Business” and Part II, “Item 6: Selected Financial Data” and “Item 8: Financial Statements and Supplementary Financial Data” of this Report on Form 10-K.

The Company is a financial holding company registered under the BHCA. During 2004, the Company reorganized its corporate structure by creating a mid-tier wholly-owned subsidiary, ENFS, which was formed by a dividend in-kind of all of the assets and liabilities of ENBI from the Bank. The Company currently conducts its business through its two direct wholly-owned subsidiaries: the Bank and the Bank’s subsidiaries, ENL and ENHC; and ENFS and its subsidiaries, ENBI and ENB. The Company does not engage in any other substantial business. Unless the context otherwise requires, the term “Company” refers to Evans Bancorp, Inc. and its subsidiaries.
The Company’s financial objectives are focused on earnings growth and return on average equity. Over the last five years, the Company’s compounded annual net income growth has been 8.4%. The compounded annual growth rate for gross loans and deposits for the last five years were 14.8% and 12.5%, respectively. To sustain future growth and to meet the Company’s financial objectives, the Company has defined a number of strategies. Five of the more important strategies include:
•	Expanding Bank market reach and penetration through de-novo branching and potential acquisitions;

•	Continuing growth of non-interest income through insurance agency internal growth and potential acquisitions;

•	Focusing on profitable customer segments;

•	Leveraging technology to improve efficiency and customer service; and

•	Maintaining a community based approach.
The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives. The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense. Interest income accounted for approximately 69% of total income in 2005. To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market of operation. To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.
The Company also considers non-interest income important to its continued financial success. Fee income generation is partly related to the Company’s loan and deposit operations, such as deposit service charges, as well as selling financial products, such as commercial and personal insurance through ENBI, non-deposit investment products through ENB and private wealth management services through a strategic alliance with Mellon Financial Services Corp.
While the Company reviews and manages all customer segments, it has focused increased efforts on four targeted segments: (1) high value consumers, (2) smaller businesses with credit needs under $250,000, (3) medium-sized commercial businesses with credit needs over $250,000 up to $5.8 million, and (4) commercial real estate and construction-related businesses. These efforts have resulted in material growth in the commercial and home equity portfolios, as well as core deposits during fiscal 2004 and 2005.
To support growth in targeted customer segments, the Bank opened three de-novo branches during fiscal 2003 through fiscal 2005. With all new and existing branches, the Company has strived to maintain a local community based philosophy. The Bank has emphasized hiring local branch and lending personnel with strong ties to the specific local communities it enters and serves.
The Company has expanded through acquisition, especially in its Insurance Agency segment, where ENBI acquired four companies in 2005 and 2004, including the Truax Agency in July 2005, and Ulrich & Company in October 2004 and Ellwood and Easy PA agencies in January 2004. The Company will typically enter a new market for the insurance agency segment through acquisition of an existing book of business.
The Company also entered the commercial small ticket direct financing lease business through the Bank’s acquisition of M&C Leasing on December 31, 2004. Operated as Evans National Leasing, the Company’s leasing business is active throughout the 48 contiguous United States.
The Bank serves its market through 10 banking offices in Western New York, located in Amherst, Angola, Derby, Evans, Forestville, Hamburg, Lancaster, North Boston, West Seneca and North Buffalo. The Company’s principal source of funding is through deposits, which it reinvests in the community in the form of loans and investments. Deposits are insured to the applicable limit by the Insurance Fund of the FDIC. The Bank is regulated by the OCC. The Company operates in two reportable segments – banking activities and insurance agency activities.
All share and per share information presented is stated after giving effect to a 5% stock dividend paid on December 1, 2003 to shareholders of record on October 14, 2003; a 5% stock dividend paid on December 30, 2004 to shareholders of record on December 9, 2004; and a 5% stock dividend paid on December 7, 2005 to shareholders of record on November 15, 2005.
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
The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements included in Item 8 of this Report on Form 10-K. These policies, along with the disclosures presented in the other Notes to the Company’s Consolidated Financial Statements contained in this Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are valued in the Company’s Consolidated Financial Statements and how those values are determined.
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
The allowance for loan losses represents management’s estimate of probable losses in the Bank’s loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 to the Consolidated Financial Statements included in Item 8 of this Report on Form 10-K describes the methodology used to determine the allowance for loan losses.
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
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 1 to the Company’s Consolidated Financial Statements included in Item 8 of this Report on Form 10-K discusses new accounting policies adopted by the Company during fiscal 2005 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent management believes the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Company’s Consolidated Financial Statements included in Item 8 of this Report on Form 10-K.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), an amendment of SFAS No. 123 which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. Additionally, in March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”). SAB No. 107 expresses the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and the interaction between SFAS No. 123R and certain SEC rules and regulations.
The Company recognizes expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123. Management believes the adoption of SFAS No. 123R will not have a material effect on the Company’s Consolidated Financial Statements.
RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004
Net Interest Income
Net interest income, the difference between interest income and fee income on earning assets, such as loans and securities, and interest expense on deposits and borrowings, provides the primary basis for the Company’s results of operations. These results are also impacted by non-interest income, the provision for loan losses, non-interest expense and income taxes. Net income of $4.8 million in 2005 consists of $4.0 million related to the Company’s banking activities and $0.8 million related to the Company’s insurance agency activities. The total net income of $4.8 million or $1.77 per share, basic and diluted in 2005 compares to $4.5 million or $1.65 per share, basic and diluted for 2004. All per share data reflects the 5% stock dividend paid on December 7, 2005.
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

	2005 Compared to 2004			2004 Compared to 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:

Loans	$2,602	$1,754	$4,356	$1,830	$(752)	$1,078
Taxable securities	798	211	1,009	1,021	407	1,428
Tax-exempt securities	(160)	(37)	(197)	(135)	(23)	(158)
Federal funds sold	(44)	62	18	25	9	34
Time deposits in other banks	(9)	(2)	(11)	2	(6)	(4)

Total interest-earning assets	$3,187	$1,988	$5,175	$2,743	$(365)	$2,378

Interest paid on:

NOW accounts	$1	$(1)	$0	$1	$(2)	$(1)
Savings deposits	61	193	254	75	53	128
Muni-vest	(188)	693	505	399	(50)	349
Time deposits	690	745	1,435	60	(353)	(293)
Federal funds purchased & other borrowings	1,139	125	1,264	583	(139)	444

Total interest-bearing liabilities	$1,703	$1,755	$3,458	$1,118	$(491)	$627

Net interest income, before the provision for loan losses, increased $1.7 million or 13.6% to $14.3 million in 2005, as compared to $12.6 million in 2004. The increase in 2005 was attributable to the increase in average interest-earning assets of $54.7 million, and an increase of $52.9 million in average interest-bearing liabilities over 2004. This increase accounts, as indicated in the table above, for an increase in net interest income due to volume of approximately $1.5 million. The increase in net interest income due to volume increase on average earning assets was $3.2 million. The two most significant factors for the increase in average earning assets included higher average securities and loans outstanding, which totaled $170.5 million and $236.8 million in 2005, up 11.7% and 20.4%, respectively, from 2004’s averages of $152.7 million and $196.7 million.
The growth in average securities was largely attributable to the Company’s leverage strategy in September 2004, which involved borrowing $30.0 million at various maturities from the FHLB and corresponding purchases of securities.
Loan growth continues to be driven by commercial loan growth, which increased 20.8%, from $139.0 million average balance for 2004 to $167.8 million average balance in 2005. Consumer loans increased 19.2% from $60.0 million average balance in 2004 to $71.5 million in 2005.
The increase of $3.2 million in net interest income due to volume increases in average earning assets was offset by a $1.7 million decrease in net interest income from an increase in average interest-bearing liabilities in 2005. The increase in 2005 in interest-bearing liabilities was largely attributable to an increase of $24.8 million or 24.3% in average time deposits from $102.2 million in 2004 to $126.9 million in 2005. The largest increase in time deposits was in time deposits $100,000 and over, due to successful bidding on municipal deposits, along with some runoff of Muni-vest into time deposits.
Additionally, average other borrowed funds, including FHLB advances and trust preferred securities, increased 96.4% or by $30.1 million in 2005 compared to 2004. As discussed above, the increase in other borrowed funds was largely due to $30.0 million borrowed from the FHLB in September 2004, thus impacting average borrowed funds for all of 2005. Additionally, on October 1, 2004, the Company raised $11.3 million through the issuance of Junior Subordinated Debentures, which again impacted average borrowed funds for all of 2005. See Note 8 to the Consolidated Financial Statements included in Item 8 of this Report on Form 10-K for discussion of the Junior Subordinated Debentures.
In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities, changes in interest rates and spreads can impact net interest income. Net interest spread, or the difference between yield on earning assets and rate on interest-bearing liabilities, was 3.12% in 2005, down slightly from 3.26% in 2004. The yield on interest-earning assets increased 59 basis points from 4.96% in 2004 to 5.55% in 2005, while the cost of interest-bearing liabilities increased 73 basis points, from 1.70% in 2004 to 2.43% in 2005.
Net interest-free funds consist largely of non-interest-bearing deposit accounts and stockholders’ equity, offset by bank-owned life insurance and non-interest-earning assets, including goodwill and intangible assets. Average net interest-free funds totaled $59.2 million in 2005 compared to $57.4 million in 2004. The contribution of net interest-free funds to net interest margin was 0.35% in 2005, compared with 0.27% in 2004. This increase is primarily due to strong growth in non-interest bearing demand deposits in 2005.
Reflecting the changes to the net interest spread and the contribution of interest-free funds as described above, the Company’s net interest margin decreased from 3.53% during 2004 to 3.47% during 2005.
During 2005, the FRB took numerous steps to increase the level of interest rates by increasing its benchmark overnight federal funds target rate by 200 basis points, which is in addition to the 125 basis point increase in 2004. The Company believes the continued efforts by the FRB to mitigate potential inflation through raising short-term interest rates, and flattened steepness of the treasury yield curve, will continue to challenge the Company’s net interest margin in 2006.
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
The subjective portion of the allowance reflects management’s current assessment of the New York State and Western New York economies. Both have lagged behind national prosperity, which continues to remain unsettled. Marginal job growth, in conjunction with a declining population base, has left the Bank’s primary market more susceptible to potential credit problems. This is particularly true of commercial borrowers. Commercial loans represent a segment of significant past growth, as well as an area of concentration in the Bank’s real estate portfolio. Commercial real estate values may be susceptible to decline in an adverse economy. The Bank’s management believes that the Bank’s loan loss allowance complies with United States Generally Accepted Accounting Principles and regulations promulgated by the OCC, and is reflective of its assessment of the local environment, as well as a continued growth trend in commercial loans. For further information, see Note 1 to the Company’s Consolidated Financial Statements included in Item 8 of this Report on Form 10-K.
The Company’s provision for loan losses was $0.8 million and $0.5 million in 2005 and 2004, respectively. Total non-performing loans amounted to $1.9 million and $1.8 million at December 31, 2005 and 2004, respectively.
The following table provides an analysis of the allowance for loan losses, the total of charge-offs, non-performing loans and total allowance for loan losses as a percentage of total loans outstanding for the five years ended December 31:

	2005	2004	2003	2002	2001
	(in thousands)
Balance, beginning of year	$2,999	$2,539	$2,146	$1,786	$1,428
Provisions for loan losses	769	485	480	420	420
Addition to allowance from acquisition	—	130	—	—	—
Recoveries	118	60	8	16	18
Loans charged off	(675)	(215)	(95)	(76)	(80)

Balance, end of year	$3,211	$2,999	$2,539	$2,146	$1,786

Net Charge-offs to total loans	0.21%	0.07%	0.05%	0.04%	0.04%
Non-performing loans to total loans	0.72%	0.82%	0.49%	0.79%	0.81%
Allowance for loan losses to total loans	1.23%	1.36%	1.35%	1.42%	1.24%

     An allocation of the allowance for loan losses by portfolio type over the past five years follows (dollars in thousands):

		Percent		Percent		Percent of		Percent of		Percent of
	Balance	of loans	Balance	of loans	Balance	loans in	Balance	loans in	Balance	loans in
	at	in each	at	in each	at	each	at	each	at	each
	12/31/2005	category	12/31/2004	category	12/31/2003	category	12/31/2002	category	12/31/2001	category
	Attributable	to total	Attributable	to total	Attributable	to total	Attributable	to total	Attributable	to total
	to:	loans:	to:	loans:	to:	loans	to:	loans	to:	loans
Real estate Loans	$1,463	80.4%	$1,768	82.5%	$1,619	85.1%	$844	84.6%	$455	85.0%
Commercial Loans	851	11.5%	618	13.0%	384	12.9%	259	13.5%	96	11.3%
Consumer Loans	183	1.1%	187	1.3%	147	1.4%	72	1.6%	74	2.2%
All other Loans	34	0.5%	—	1.1%	—	0.6%	—	0.3%	—	1.5%
Direct financing leases	470	6.5%	130	2.1%	—	—%	—	—%	—	—%
Unallocated	210	—%	296	—%	389	—%	971	—%	1,161	—%

Total	$3,211	100.0%	$2,999	100.0%	$2,539	100.0%	$2,146	100.0%	$1,786	100.0%

Both the total increase in allowance for loan losses and allocation of the allowance to commercial loans and direct financing leases are in response to the higher risk associated with the increase in commercial loans and direct financing leases. The increased allowance to commercial categories addresses the Bank’s strategic decision to continue growing this product, as well as the local economy, which has lagged the national economy. Commercial loans are more susceptible to decreases in credit quality in cyclical downturns and the larger individual balances of commercial loans expose the Bank to larger losses. The increased allowance for direct financing leases is in response to the growth of that portfolio during 2005, following the December 31, 2004 acquisition of M&C Leasing by ENL. Similar to commercial loans, direct financing leases are susceptible to decreases in credit quality in cyclical downturns in the economy. The direct financing lease portfolio increased to $16.9 million or 6.5% of total loans at December 31, 2005 from $4.5 million or 2.1% of total loans at December 31, 2004.
The allowance for loan losses is based on management’s estimate, and ultimate losses will vary from current estimates. Factors underlying the determination of the allowance for loan losses are continually evaluated by management based on changing market conditions and other known factors. Some factors underlying the allocation of loan losses have changed in 2005 as a result of the evaluation of underlying risk factors within each loan category. The underlying methodology to determine the adequacy of the allowance for loan losses is consistent with prior years.
Non-Interest Income
Total non-interest income increased approximately $1.9 million or 21.8% in 2005 over 2004. This compares to an increase of approximately $0.9 million or 11.8% in 2004 over 2003. Bank service charge income in 2005 increased $0.2 million over 2004, mainly as a result of higher overdraft fee income.
Insurance fee revenue in 2005 increased $1.3 million over 2004. The increased insurance fee revenue was primarily the result of a full year of income from an acquisition on October 1, 2004.
Additionally, there was $0.2 million in fee income from ENL, which was acquired on December 31, 2004; $0.1 million in life insurance proceeds from a former director; and a $0.2 million increase in bank owned life insurance in 2005.
Non-Interest Expense
Total non-interest expense increased approximately $2.6 million or 17.8% in 2005 over 2004. The ratio of non-interest expense to average assets was 3.80% in 2005 compared to 3.76% in 2004. Non-interest expense categories include those most impacted by branch expansion, the ENL acquisition and the increased operations of ENBI due to acquisitions: salaries and benefits, occupancy, advertising, and supplies, among others. Salary and benefit expense increased 17.8% during 2005 over 2004. Of the $1.4 million increase in salary and benefit expense in 2005 over 2004, the Bank’s operations represented approximately $1.0 million, of which $0.4 million was related to the ENL acquisition, and ENBI represented approximately $0.4 million. The North Buffalo branch of the Bank, ENL, increased loan staffing, ENBI expansion and merit increases contributed to the increased salary costs. The first full operating year of an acquisition which was acquired on October 1, 2004, contributed to ENBI’s increased salary and benefit expense in 2005.

Occupancy and repair and maintenance expense increased approximately $0.3 million or 12.8% from 2004 to 2005, primarily due to ENBI’s acquisition growth and the Bank’s new branch in North Buffalo, and the first full operating year of the new administrative offices in Hamburg, New York.
Professional services expense increased $0.3 million, or 34.3%, in 2005 over 2004, mainly due to services for revenue enhancement and incentive compensation, among other projects.
Other expenses increased $0.4 million or approximately 14.0% in 2005. Expenses associated with Internet banking, ATM expense, telephone and data line costs, postage costs, maintenance on foreclosed properties, director fees and correspondent bank service charges fall under miscellaneous expenses. The increase reflects other transaction-based expenses related to the increased size and volume of the Bank’s business.
Amortization of intangibles has increased approximately $0.1 million, reflecting the three insurance agency acquisitions completed in 2004 and one in 2005.
Taxes
The provision for income taxes in 2005 of $1.8 million reflects an effective tax rate of approximately 26.8%. This compares to $1.4 million or 23.6% in 2004. The increase in effective tax rate is mainly a result of decreased investment in tax advantaged municipal bonds as the Company has shifted those funds to higher yielding loan products. The proposed 2006 New York State budget bill contains a provision that would disallow the exclusion of dividends paid by a real estate investment trust subsidiary (“REIT”). The bill, if enacted as proposed, would be effective for taxable years beginning on or after January 1, 2006, and the Company would lose the tax benefit associated with the REIT. Until there is resolution to this proposal, the Company may have to increase the 2006 tax provision by approximately $0.2 million as compared to 2005 and may have to begin recording the increased provision in the first quarter of 2006. Additionally, the proposed legislation would reduce the statutory tax rate on the taxable income base from 7.5% to 6.75% phased in over a multi-year period.
RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003
Net Interest Income
Net interest income, before the provision for loan losses, increased $1.8 million or 16.1% to $12.6 million in 2004, as compared to $10.8 million in 2003. The increase in 2004 was attributable to the increase in average interest-earning assets of $59.3 million, and an increase of $58.5 million in average interest-bearing liabilities over 2003. This accounts, as indicated in the table above, for a net increase in net interest income due to volume of approximately $1.7 million in net interest income. The increase in net interest income due to volume increase on average earning assets was $2.7 million. The two most significant factors for the increase in average earning assets included higher average securities and loans outstanding, which totaled $152.7 million and $196.7 million in 2004, up 22.1% and 17.7%, respectively, from 2003’s averages of $125.1 million and $167.1 million.
Allowance for Loan Losses
The Company’s provision for loan losses was $0.5 million in 2004 and 2003. Total non-performing loans amounted to $1.8 million at December 31, 2004, as compared to $0.9 million at December 31, 2003.
Both the total increase in allowance for loan losses and allocation of the allowance to commercial loans are in response to the increase in total higher risk commercial loans. Commercial real estate mortgages represented 59.0% or $107.4 million of total real estate mortgages at December 31, 2004, as compared to 62.5% or $99.7 million at December 31, 2003. Commercial real estate contains mortgage loans to developers and owners of commercial real estate. Additionally, commercial loans, which represent loans to a wide variety of businesses, small and moderate across varying industries, comprised 13.0% of total loans or $28.8 million at December 31, 2004, as compared to 12.9% or $24.3 million at December 31, 2003. The increased allowance to commercial categories addresses the Bank’s strategic decision to continue growing this segment, as well as the local economy, which has lagged the national economy. Commercial loans are more susceptible to decreases in credit quality in cyclical downturns and the larger individual balances of commercial loans expose the Bank to larger losses. In addition, growth in the size of the commercial loan portfolio during 2004, and the increase in non-accrual loans at December 31, 2004, required additional allowance to provide for probable losses in these loans.

Non-Interest Income
Total non-interest income increased approximately $0.9 million or 11.8% in 2004 over 2003. This compared to an increase of approximately $2.2 million or 40.0% in 2003 over 2002. Bank service charge income in 2004 remained consistent with 2003.
Insurance fee revenue in 2004 increased $1.4 million over 2003. The increased insurance fee revenue was primarily the result of acquisitions made during the first and fourth quarters of fiscal 2004.
Other year-to-date non-interest income decreased in 2004 by $0.2 million over 2003. Commission fees and premium on loans sold also decreased in 2004 compared to 2003. These decreases are primarily attributed to the competitive interest rate environment during 2003, which resulted in more prepayment fees collected on refinanced loans and lower loan originations and sales volume in secondary markets compared to 2003, which was a high point in a historic refinancing period.
In 2004, the Bank continued to grow its ATM network, with the addition of 3 new offsite locations. Also, the Bank joined MoneyPass, a surcharge-free ATM network. This affiliation provides surcharge-free access to funds at a number of nationwide locations for Bank customers.
Gains realized on the sales of securities, totaled approximately $0.2 million in 2004 versus approximately $0.3 million in 2003.
Non-Interest Expense
Total non-interest expense increased approximately $2.0 million or 16.0% in 2004 over 2003. In 2004, the ratio of non-interest expense to average assets was 3.76% compared to 3.90% in 2003 and 4.01% in 2002. Non-interest expense categories include those most impacted by branch expansion and the increased operations of ENBI due to acquisitions: salaries and benefits, occupancy, advertising, and supplies, among others. Salary and benefit expense increased 16.4% during 2004 over 2003. Of the $1.1 million increase in salary and benefit expense in 2004 over 2003, the Bank’s operations represented approximately $0.6 million and ENBI represented approximately $0.5 million. The full operating year of the Lancaster branch of the Bank, increased loan staffing, ENBI expansion and merit increases contributed to the increased salary costs. ENBI acquired the business, assets and certain liabilities of the Easy PA and Ellwood insurance agencies, both located in Hamburg, New York, on January 2, 2004. During the fourth quarter 2004, ENBI acquired a retail property and casualty insurance agency located in Lockport, New York, which contributed to ENBI’s salary and benefit increased expense in 2004.
Occupancy expense increased approximately $0.4 million or 24.1% from 2003 to 2004, primarily due to ENBI’s acquisition growth and the Bank’s new branch in Lancaster, New York and new administrative offices in Hamburg, New York.
Other expenses increased $0.1 million or approximately 5.9% in 2004 over 2003. Expenses associated with Internet banking, ATM expense, telephone and data line costs, postage costs, maintenance on foreclosed properties, director fees and correspondent bank service charges fall under miscellaneous expenses. The increase reflects other transaction-based expenses related to the increased size and volume of the Bank’s business.
Amortization of intangibles has increased approximately $0.2 million, reflecting three insurance agency acquisitions completed by the Company in 2004.
Taxes
The provision for income taxes in 2004 of $1.4 million reflected an effective tax rate of approximately 23.6%. This compared to $1.2 million or 23.1% in 2003. The Company continued to maintain a substantial investment in tax-advantaged municipal bonds, which contributed to its favorable tax position. Additionally, the Company benefited from favorable tax positions due to ENHC’s structure as a REIT and bank-owned life insurance income, which is not taxed.
FINANCIAL CONDITION
The Company had total assets of $468.5 million at December 31, 2005, an increase of $39.5 million or 9.2% over $429.0 million at December 31, 2004. Net loans of $256.8 million increased 18.0% or $39.2 million over 2004. Securities decreased $9.9 million or 5.8% from 2004. Deposits grew by $34.9 million or 11.6%. Stockholders’ equity increased $1.4 million or 4.0%. Net unrealized gains on investment securities held by the Bank of $1.0 million at December 31,

2004 decreased $3.1 million in 2005 to a net unrealized loss of $2.1 million at December 31, 2005, due to an increasing interest rate environment, which reduced the fair value of the Bank’s securities portfolio.
Loans
Loans comprised 57.5% and 55.1% of the Company’s total average earning assets in 2005 and 2004, respectively. Actual year-end balances increased 17.9% in 2005, as compared to an increase of 17.3% in 2004. The Company continues to focus its lending on commercial and residential mortgages, commercial loans, home equity loans and direct financing leases. Commercial mortgages make up the largest segment of the portfolio at 47.6% of total loans. Residential mortgages comprise 18.7% of the loan portfolio and 8.1% are home equity loans. Other commercial loans account for 11.5% of outstanding loans. Commercial loans total $29.9 million at December 31, 2005, reflecting a 4.0% or $1.2 million increase in 2005 over 2004. Residential mortgages totaled $48.6 million at December 31, 2005, reflecting a 26.2% or $10.1 million increase in 2005 over 2004. Prior to fiscal 2004, a significant portion of fixed rate residential mortgages originated were sold to the secondary market in order to minimize interest rate risk in the Bank’s portfolio. In 2004 and 2005, the Bank originated and retained fixed rate residential real estate loans with shorter maturities, reflecting the improving interest rate environment.
At December 31, 2005, the Bank had a loan/deposit ratio of 76.2%. This compares to a loan/deposit ratio of 72.1% at December 31, 2004.
At December 31, 2005, the Bank retained the servicing rights to $28.8 million in long-term mortgages sold to the FNMA. This compares to a loan servicing portfolio principal balance of $29.2 million at December 31, 2004. The arrangement that the Bank has with FNMA allows it to offer long-term mortgages without exposure to the associated interest rate risks, while retaining customer account relationships. In 2005 and 2004, the Bank sold loans to FNMA totaling approximately $2.5 million and $2.6 million, respectively. The Bank did not record any related asset to the servicing portfolio rights as management determined it is immaterial.
Securities and Federal Funds Sold
Securities and federal funds sold made up 42.5% of the Bank’s total average interest earning assets in 2005 compared to 44.7% in 2004. These categories provide the Bank with additional sources of liquidity and income. The Bank’s securities portfolio outstanding balances declined 5.8% in 2005 from 2004. It continues to have a large concentration in tax-advantaged municipal bonds, which make up 29.3% of the portfolio at December 31, 2005 versus 28.2% at December 31, 2004; U.S. government-sponsored mortgage-backed securities, which make up 45.1% of the portfolio at December 31, 2005 versus 52.5% at December 31, 2004; and U.S. government-sponsored agency bonds of various types, which comprise 22.9% of the total at December 31, 2005 versus 17.2% at December 31, 2004. As a member of both the Federal Reserve System and the Federal Home Loan Bank, the Bank is required to hold stock in those entities. These investments made up 2.7% of the portfolio at December 31, 2005 versus 2.1% of the portfolio at December 31, 2004. The credit quality of the securities portfolio is believed to be strong, with 97.3% of the securities portfolio carrying the equivalent of a Moody’s rating of AAA.
Since 2004, the largest security portfolio concentration has been Government-sponsored mortgage-backed securities. The Bank determined the benefit of cash flows from mortgage-backed securities offers benefits in the current interest rate environment.
All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact on prepayment rates. The Company uses a third-party developed computer simulation model to monitor the average life and yield volatility of mortgage pools under various interest rate assumptions.
Federal funds sold balances are largely maintained for liquidity purposes. The average balance maintained in federal funds sold declined in 2005 to 1.1% of total average earning assets from 2.0% in 2004. At December 31, 2005, the Company was in a federal funds purchased position of $37.1 million, which is reported as part of “other borrowed funds” on the Company’s Consolidated Balance Sheets included under Item 8 of this Report on Form 10-K
The Company manages its available for sale securities portfolio on a total return basis. Management regularly reviews the performance of the Company’s securities and sells specific securities to enhance net interest income and net interest margin. The Company realized $0.1 million in net gains on these sales in 2005 and $0.2 million in net gains in 2004.
SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” outlines accounting and reporting requirements for investment securities. The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.” Securities designated as held to maturity are stated on the Company’s Consolidated Balance Sheets included under Item 8 of this Report on Form 10-K at amortized cost. Those designated as available for sale are reported at fair market value. At December 31, 2005, $4.3 million in securities were designated as held to maturity. These bonds are primarily municipal investments that the Bank has made in its local trade area.
The available for sale portfolio totaled $155.6 million or approximately 97.3% of the Bank’s securities portfolio at December 31, 2005. Net unrealized gains and losses on available for sale securities resulted in a net unrealized loss of $2.1 million at December 31, 2005, as compared to a gain of $1.0 million at December 31, 2004. Unrealized gains and losses on available for sale securities are reported, net of taxes, as a separate component of shareholders’ equity. At December 31, 2005, the impact to equity was a net unrealized loss of approximately $1.3 million.
Management has assessed the securities available for sale in an unrealized loss position at December 31, 2005 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.
Deposits
Total deposits increased $34.9 million or 11.6% in 2005 over 2004. Core deposit growth has been an area the Bank has focused on, and its success is reflected in the 31.8% increase in demand deposits and 6.4% increase in NOW accounts.
Savings deposits declined 14.8% in 2005, and time deposits of less than $100,000 increased 32.8%, as short term interest rates favored time deposits during 2005.
Certificates of deposit in excess of $100,000 increased 68.2%. These funds are generally not considered core deposits. Many of these deposits are obtained from municipalities through the competitive bidding process. The large increase in these deposits is due to the Bank’s successful bidding on large municipal funds, and a roll-off of funds from Muni-vest, which decreased 31.6%.
Pension
The Company maintains a qualified defined benefit pension plan, which covers substantially all employees. Additionally, the Company has entered into individual retirement agreements with certain of its executive officers providing for unfunded supplemental pension benefits under the Company’s Supplemental Executive Retirement Plan (the “SERP”). The Company’s pension expense for the defined benefit pension plan, and the SERP, approximated $0.6 million, $0.5 million and $0.5 million for each of the years ended December 31, 2005, 2004 and 2003, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the Company’s plan assets of 7.50% both in 2005 and 2004 and 6.75% in 2003; compensation rate increases of 4.75% in 2005, 2004 and 2003 for the defined benefit pension plan and 5.00% in 2005, 2004 and 2003 for the SERP.
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
The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 6.00% at September 30, 2004, for purposes of the Company’s defined benefit pension plan and at December 31, 2004, for purposes of the SERP, both of which are the measurement dates, to 5.50% for both plans at September 30, 2005 and December 31, 2005, respectively.

Liquidity
The Company utilizes cash flows from its investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. Advances of up to $45.0 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $10.0 million in federal funds from one of its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the FRB’s discount window. Additionally, the Bank has access to capital markets as a funding source.
The cash flows from the investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At December 31, 2005, approximately 5.7% of the Bank’s debt securities had maturity dates of one year or less, and approximately 34.6% had maturity dates of five years or less. At December 31, 2005, the Bank had net short-term liquidity of $18.7 million as compared to $2.4 million at December 31, 2004. The increase in short-term liquidity at December 31, 2005 compared to December 31, 2004 was primarily due to the Bank’s overnight line of credit agreement with the FHLB, offset by an increase in the federal funds purchased position from $21.1 million on December 31, 2004 to $37.1 million on December 31, 2005, which is reported as a part of “other borrowed funds” on the Company’s Consolidated Balance Sheets included in the Company’s Consolidated Financial Statements included in Item 8 of this Report on Form 10-K. The Company was in a more heavily borrowed position as a result of deposit runoff, primarily in the second half of fiscal 2005, as savings account funds decreased. Additionally, seasonal fluctuations in municipal deposits are typically lowest at the end of the fiscal year until county tax receipts are received in February. Available assets of $162.0 million, less public and purchased funds of $180.3 million, resulted in a long-term liquidity ratio of 90% at December 31, 2005, versus 102% at December 31, 2004.
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

	Payments due within time period at December 31, 2005
	(in thousands)
				Due After
	0-12 Months	1-3 Years	4-5 Years	5 Years	Total
Securities sold under agreement to repurchase	$6,435	$—	$—	$—	$6,435
Operating lease obligations	384	650	587	3,364	4,985
Other borrowed funds	39,994	3,423	14,051	13,000	70,468
Junior subordinated debentures	—	—	—	11,330	11,330

Total	$46,813	$4,073	$14,638	$27,694	$93,218

Interest expense on fixed rate debt	$979	$1,774	$1,211	$1,333	$5,297

The Company’s variable rate debt included in other borrowed funds is related to short-term funding which is used only to cover seasonal funding needs, which are undeterminable for a particular year.

At December 31, 2005, the Company had commitments to extend credit of $68.5 million compared to $60.9 million at December 31, 2004. For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 15 to the Company’s Consolidated Financial Statements included in Item 8 of this Report on Form 10-K.
Capital
The Company and Bank have consistently maintained regulatory capital ratios at, or above, well capitalized standards. For further detail on capital and capital ratios, see Note 19 to the Company’s Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.
Total Company stockholders’ equity was $36.9 million at December 31, 2005, up from $35.5 million at December 31, 2004. Equity as a percentage of assets was 7.9% at December 31, 2005, compared to 8.3% at December 31, 2004. Book value per share of common stock rose to $13.51 at December 31, 2005, up from $13.03 at December 31, 2004.
Included in stockholders’ equity was accumulated other comprehensive income which reflects the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale. Net unrealized losses were $1.3 million, or $0.47 per share of common stock, at December 31, 2005, as compared to net unrealized gains on available-for-sale investment securities of $0.6 million, and $0.22 per share of common stock, at December 31, 2004. Such unrealized gains are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.
On August 18, 2005, the Company announced that its Board of Directors had authorized a new common stock repurchase program, pursuant to which the Company may repurchase up to 75,000 shares of the Company’s common stock over the next two years, unless the program is terminated earlier. This program supersedes and replaces the Company’s stock repurchase program approved by the Company’s Board of Directors on October 21, 2003, pursuant to which a maximum of 50,000 shares of common stock were authorized for repurchase. Shares are held for reissue in connection with the Company’s Stock Dividend Reinvestment Plan, the Company’s Employee Stock Purchase Plan, the Company’s 1999 Stock Option and Long-Term Incentive Plan, as amended, and general corporate purposes. During 2005 and 2004, under these two plans, the Company repurchased 20,907 shares and 32,852 shares at a cost of $0.5 million and $0.7 million, respectively, and as adjusted for the effect of all stock dividends. Subject to ongoing capital and investment considerations, management intends to continue to repurchase shares in 2006 on an opportunistic basis pursuant to the repurchase plan.
The Company paid cash dividends per share of common stock of $0.65 in 2005 and $0.61 in 2004. The dividend payout is continually reviewed by management and the Company’s Board of Directors. The dividend payout ratio, which represents cash dividends paid, divided by net income, was 36.58% and 36.77% for the years 2005 and 2004, respectively.
Market Risk
Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Bank’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Bank to interest rate risk, which occurs when assets and liabilities re-price at different times and by different amounts as interest rates change. As a result, net interest income earned by the Bank is subject to the effects of changing interest rates. The Bank measures interest rate risk by calculating the variability of net interest income in the future periods under various interest rate scenarios using projected balances for interest-earning assets and interest-bearing liabilities. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with the analysis of market values of the Bank’s financial instruments and changes to such market values given changes in interest rates.
The Bank’s Asset-Liability Committee, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a computer-based model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank’s exposure to interest rate risk through the use of on–or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and other financial instruments used for interest rate risk management purposes.
SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated (decrease) increase
	in projected annual net interest income
	(in thousands)
Changes in interest rates	December 31, 2005	December 31, 2004
+200 basis points	$(777)	$(497)
+100 basis points	(386)	(255)
-100 basis points	337	51
-200 basis points	542	(425)
Many assumptions are utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Bank also assumes immediate changes in rates, including 100 and 200 basis point rate changes. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts, such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table, and changes in such amounts, are not considered significant to the Bank’s projected net interest income.
Financial instruments with off-balance sheet risk at December 31, 2005 included $19.9 million in undisbursed lines of credit at an average interest rate of 5.8%; $7.7 million in fixed rate loan origination commitments at 5.8%; $38.9 million in adjustable rate loan origination commitments at 7.5%; and $2.0 million in adjustable rate letters of credit at an average rate of 7.5%.
The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected
maturity
year ended								Fair
December 31,	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(dollars in thousands)
Interest-Assets
Net loans receivable	$34,749	$25,206	$25,638	$19,451	$16,904	$134,862	$256,810	$252,280
Average interest	8.18%	8.55%	8.48%	6.93%	6.65%	6.70%	7.27%	7.27%
Investment securities	8,809	10,753	11,335	8,879	8,478	111,698	159,952	159,952
Average interest	3.40%	3.34%	3.67%	4.03%	4.33%	4.58%	4.32%	4.32%

Interest — Liabilities
Interest bearing deposits	239,335	16,780	8,452	596	425	37	265,625	266,067
Average interest	2.45%	3.66%	3.88%	3.45%	3.71%	7.50%	2.57%	2.57%
Borrowed funds & Securities sold under agreements to repurchase	46,429	2,761	661	14,052	—	13,000	76,903	75,317
Average interest	3.65%	2.86%	3.17%	2.96%	—	3.46%	3.46%	3.46%

Junior subordinated debentures	—	—	—	—	—	11,330	11,330	11,330
Average interest	—	—	—	—	—	7.03%	7.03%	7.03%

When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities increases or decreases. As a part of the Company’s asset/liability policy, the Company has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. The Bank’s securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2005, the impact to equity as a result of marking available for sale securities to market was an unrealized loss of $1.3 million. On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 200 basis points. At December 31, 2005, the Company determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements. The Company’s and the Bank’s capital ratios are also reviewed on a quarterly basis.
Capital Expenditures
The Company has approved the construction and furnishing of a new branch office in 2006. The cost to the Company is expected to be approximately $1.0 million. Other planned expenditures include a new customer relationship system, replacing a number of personal computers, replacing and adding automated teller machines (ATMs) and miscellaneous other equipment. The Company believes it has a sufficient capital base to support these known and potential capital expenditures with current assets and retained earnings.
Impact of Inflation and Changing Prices
There will continually be economic events, such as changes in the economic policies of the FRB that will have an impact on the profitability of the Company. Inflation may result in impaired asset growth, reduced earnings and substandard capital ratios. The net interest margin can be adversely impacted by the volatility of interest rates throughout the year. Since these factors are unknown, management attempts to structure the balance sheet and re-pricing frequency of assets and liabilities to avoid a significant concentration that could result in a negative impact on earnings.
Segment Information
In accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments have been determined based upon its internal profitability reporting system, which are comprised of banking activities and insurance agency activities.
The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank. This includes the operations of ENL, which provides direct financing leasing. Net income from banking activities was $4.0 million in 2005, which represents a $0.1 million or 2.7% increase over 2004. The increase in net income from banking activities was driven by increases in net interest income. Total assets of the banking activities segment increased $39.6 million or 9.5% during 2005 to $456.0 million at December 31, 2005, due primarily to growth in loans during 2005.
The insurance activities segment includes activities of ENBI, which is a retail property and casualty insurance agency with twelve locations in the Western New York area. This includes the operations at ENB, which provides non-deposit investment products. Net income from insurance activities was $0.8 million in 2005, which represents a $0.2 million or 33.6% increase from 2004. Total assets of the insurance activities segment were $12.5 million at December 31, 2005, which compares to $12.6 million at December 31, 2004. Total revenues increased $1.3 million, or 26.2% over 2004, mainly due to the first full operating year of an acquisition, consummated in the fourth quarter of fiscal 2004.
Fourth Quarter Results
Net income was $1.1 million, or $0.41 per basic and diluted share, for the quarter ended December 31, 2005, as compared to $1.2 million, or $0.44 per basic and diluted share, for the quarter ended December 31, 2004. The decrease is primarily attributable to a decrease of $0.1 million in insurance revenue in the fourth quarter of 2005, as compared to the fourth quarter of 2004, and $77 thousand in investment gains realized in the fourth quarter of 2004. The insurance revenues were impacted by a softening market, causing lower premium rates in 2005, as compared to 2004, especially in consumer product lines.
Net interest income for the three month period ended December 31, 2005 was $3.6 million, an increase of $0.4 million over the same period in 2004, and is primarily a result of growth in interest-earning assets and the Company’s entry into the small ticket leasing business through ENL.

The net interest margin for the three month period ended December 31, 2005 was $3.47%, as compared to 3.29% for the same period in 2004. This increase is primarily due to higher yields on loans resulting from prime rate increases and a higher earned yield on increasing balances of lease receivables, which offset the Bank’s increase in the cost of interest-bearing liabilities in the three month period ended December 31, 2005. Muni-vest deposits, time deposits, borrowings, and interest on the Company’s junior subordinated debentures were the primary drivers of this increase in the cost of funds.
Non-interest income was $2.4 million for the three month period ended December 31, 2005, an increase of $0.1 million, or 5.6% over the same period in 2004.
Non-interest expense was $4.3 million for the three month period ended December 31, 2005, an increase of $0.4 million, or 11.3% over the same period in 2004. Salary and employee benefit expense for the three month period ended December 31, 2005 increased $0.2 million from the same period in 2004 due to Company growth and merit pay increases awarded in early 2005. Additionally, in the three month period ended December 31, 2005, other expenses increased $0.1 million primarily due to Company growth and expenses related to ENL.
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
We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
March 8, 2006
Buffalo, New York

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(in thousands, except share and per share amounts)

	2005	2004
ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,635	$8,124
Interest bearing deposits at other banks	—	984
Securities:
Available for sale, at fair value	155,610	166,817
Held to maturity, at amortized cost	4,342	3,062
Loans, net of allowance for loan losses of $3,211 in 2005 and $2,999 in 2004	256,810	217,599
Properties and equipment, net	8,151	7,747
Goodwill	9,639	9,219
Intangible assets	2,728	3,170
Bank-owned life insurance	9,586	7,943
Other assets	6,045	4,377

TOTAL ASSETS	$468,546	$429,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$71,183	$54,013
NOW	12,401	11,650
Regular savings	86,558	101,540
Muni-vest	27,521	40,235
Time	139,145	94,490

Total deposits	336,808	301,928

Other borrowed funds	70,468	68,034
Junior subordinated debentures	11,330	11,330
Securities sold under agreements to repurchase	6,435	7,306
Other liabilities	6,629	4,970

Total liabilities	431,670	393,568

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 2,745,338 and 2,745,338 shares issued, respectively, and 2,729,779 and 2,722,044 shares outstanding, respectively	1,373	1,307
Capital surplus	26,155	23,361
Retained earnings	11,087	10,808
Accumulated other comprehensive (loss) income, net of tax	(1,387)	563
Less: Treasury stock, at cost (15,559 and 23,294 shares, respectively)	(352)	(565)

Total stockholders’ equity	36,876	35,474

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$468,546	$429,042

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(in thousands, except share and per share amounts)

	2005	2004	2003
INTEREST INCOME:
Loans	$16,171	$11,815	$10,737
Federal funds sold/Interest bearing deposits at other banks	116	109	79
Securities:
Taxable	4,663	3,654	2,226
Non-taxable	1,933	2,130	2,288

Total interest income	22,883	17,708	15,330
INTEREST EXPENSE
Deposits	6,241	4,047	3,864
Other borrowings	1,666	932	620
Junior subordinated debentures	662	132	—

Total interest expense	8,569	5,111	4,484
NET INTEREST INCOME	14,314	12,597	10,846
PROVISION FOR LOAN LOSSES	769	485	480

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,545	12,112	10,366
NON-INTEREST INCOME:
Bank charges	2,077	1,890	1,812
Insurance service and fees	6,377	5,053	3,767
Net gain on sales of securities	107	245	271
ORE loss	—	—	(27)
Premium on loans sold	18	17	124
Bank-owned life insurance	513	356	460
Life insurance proceeds	95	—	—
Other	1,252	1,011	1,259

Total non-interest income	10,439	8,572	7,666

NON-INTEREST EXPENSE:
Salaries and employee benefits	9,338	7,927	6,813
Occupancy	1,978	1,805	1,454
Supplies	337	290	282
Repairs and maintenance	553	439	377
Advertising and public relations	464	337	263
Professional services	986	734	711
Amortization of intangibles	515	385	168
Other insurance	368	349	298
Other	2,865	2,513	2,373

Total non-interest expense	17,404	14,779	12,739

INCOME BEFORE INCOME TAXES	6,580	5,905	5,293

INCOME TAXES	1,761	1,396	1,224

NET INCOME	$4,819	$4,509	$4,069

Net income per common share — basic	$1.77	$1.65	$1.51

Net income per common share — diluted	$1.77	$1.65	$1.51

Weighted average number of basic common shares	2,722,644	2,725,469	2,701,494

Weighted average number of diluted shares	2,723,960	2,727,363	2,701,706

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
(in thousands, except share and per share)

				Accumulated
				Other
				Comprehensive
	Common	Capital	Retained	Income	Treasury
	Stock	Surplus	Earnings	(Loss)	Stock	Total
BALANCE — December 31, 2002	1,167	16,579	11,180	1,942	(6)	30,862

Comprehensive income:
2003 net income			4,069			4,069
Unrealized loss on available for sale securities, net of re-classification adjustment and tax effect				(185)		(185)
Additional minimum pension liability, net of tax effect — $102				161		161

Total comprehensive income						4,045

Cash dividends ($.57 per common share)			(1,534)			(1,534)
Stock option expense		103				103
Fractional shares paid in cash on stock dividend			(28)			(28)
Issued 8,618 shares under dividend reinvestment plan	5	185				190
Purchase of 26,295 shares for treasury					(576)	(576)
Re-issuance of 4,618 shares under Employee Stock Purchase Plan			(20)		101	81
Re-issuance of 7,948 shares under dividend reinvestment plan			8		173	181
Stock dividend 5 percent	58	2,492	(2,530)		(20)	—

BALANCE — December 31, 2003	1,230	19,359	11,145	1,918	(328)	33,324

Comprehensive income:
2004 net income			4,509			4,509
Unrealized loss on available for sale securities, net of reclassification adjustment and tax effect				(1,320)		(1,320)
Additional minimum pension liability, net of tax effect — $22				(35)		(35)

Total comprehensive income						3,154

Cash dividends ($.61 per common share)			(1,659)			(1,659)
Stock option expense		165				165
Re-issuance of 14,947 shares under dividend reinvestment plan			18		340	358
Issued 31,942 shares for Ellwood and Easy PA acquisition	15	708				723
Re-issuance of 8,602 shares under Employee Stock Purchase Plan			(31)		200	169
Fractional shares paid in cash on stock dividend			(16)			(16)
Stock dividend 5 percent	62	3,129	(3,158)		(33)	—
Purchase of 30,000 shares for treasury					(744)	(744)

BALANCE – December 31, 2004	$1,307	$23,361	$10,808	$563	$(565)	$35,474

Comprehensive income:			4,819			4,819
Unrealized loss on available for sale securities, net of reclassification adjustment and tax effect				(1,874)		(1,874)
Additional minimum pension liability, net of tax effect — $51				(76)		(76)

Total comprehensive income						2,869

Cash dividends ($.65 per common share)			(1,764)			(1,764)
Stock option expense		183				183
Re-issuance of 15,856 shares under dividend reinvestment plan		(37)	2		400	365
Re-issuance of 11,312 shares under Employee Stock Purchase Plan		(45)	(23)		274	206
Re-issuance of 800 shares under Directors Stock Option Plan			(3)		19	16
Fractional shares paid in cash on stock dividend			(13)			(13)
Stock dividend 5 percent	66	2,693	(2,739)		(20)	—
Purchase of 19,900 shares for treasury					(460)	(460)

BALANCE — December 31, 2005	$1,373	$26,155	$11,087	$(1,387)	$(352)	$36,876

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(in thousands)

	2005	2004	2003
OPERATING ACTIVITIES:
Interest received	$23,490	$17,971	$16,087
Fees received	9,834	8,266	7,015
Interest paid	(8,241)	(5,106)	(4,541)
Cash paid to employees and suppliers	(14,186)	(13,298)	(12,046)
Income taxes paid	(1,799)	(1,772)	(1,174)

Net cash provided by operating activities	9,098	6,061	5,341

INVESTING ACTIVITIES:
Available for sale securities:
Purchases	(23,225)	(97,341)	(100,522)
Proceeds from sales	7,070	17,235	26,908
Proceeds from maturities	24,612	27,664	59,955
Held to maturity securities:
Purchases	(1,992)	(3,994)	(3,126)
Proceeds from maturities	820	3,796	3,018
Cash paid for bank-owned life insurance	(1,700)	(264)	(6,200)
Additions to properties and equipment	(1,238)	(2,497)	(1,005)
Increase in loans, net of repayments	(43,313)	(30,594)	(52,541)
Proceeds from sales of loans	2,474	2,553	15,732
Proceeds from sale of other real estate owned	—	—	248
Proceeds from bank-owned life insurance	665	—	—
Cash paid on earn-out agreements	(420)	—	—
Acquisitions	(133)	(12,537)	(254)

Net cash used in investing activities	(36,380)	(95,979)	(57,787)

FINANCING ACTIVITIES:
Proceeds from borrowing	23,485	53,845	19,609
Proceeds from junior subordinated debentures	—	11,330	—
Repayment of long-term borrowings	(9,601)	(7,003)	(2,332)
Repayment of short-term borrowings	(12,321)	(2,350)	(1,083)
Increase in deposits	34,880	35,603	26,878
Dividends paid	(1,764)	(1,659)	(1,534)
Fractional shares paid in cash on stock dividends	(13)	(16)	(28)
Purchase of treasury stock	(460)	(744)	(576)
Re-issuance of treasury stock	587	527	262

Net cash provided by financing activities	34,793	89,533	41,196

Net increase (decrease) in cash and cash equivalents	7,511	(385)	(11,250)

CASH AND CASH EQUIVALENTS:
Beginning of year	8,124	8,509	19,759

End of year	15,635	$8,124	$8,509

(Continued)

EVANS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(in thousands)

	2005	2004	2003
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$4,819	$4,509	$4,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,901	1,670	1,246
Deferred (benefit) tax expense	(102)	(54)	171
Provision for loan losses	769	485	480
Net gain on sales of assets	(107)	(239)	(244)
Premiums on loans sold	(18)	(17)	(124)
Stock options expense	183	165	103
Changes in assets and liabilities affecting cash flow:
Other assets	(125)	953	(261)
Other liabilities	1,778	(1,411)	(99)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,098	$6,061	$5,341

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENTS AND FINANCIAL ACTIVITIES:

Acquisition of insurance agencies:
Fair value of
Assets acquired, non-cash	$—	$861	$256
Liabilities assumed	—	—	256
Securities issued	—	723	—

See Notes to Consolidated Financial Statements.	(Concluded)

EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and General - Evans Bancorp, Inc. (the “Company”) was organized as a New York business corporation and incorporated under the laws of the State of New York on October 28, 1988 for the purpose of becoming a bank holding company. Through August 2004, the Company was registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956, as amended. In August 2004, the Company filed for, and was approved as, a Financial Holding Company under the Bank Holding Company Act. Subsequent to this change, the Company reorganized its corporate structure by creating a mid-tier wholly-owned subsidiary, Evans National Financial Services, Inc., which was formed by a dividend in-kind of all of the assets and liabilities of ENB Insurance Agency, Inc. from Evans National Bank. During 2005, the Company further reorganized by the Bank contributing as a dividend in-kind to ENB Insurance Agency, Inc. (“ENBI”), all the assets and liabilities of ENB Associates Inc. (“ENB”). The Company currently conducts its business through its two subsidiaries: Evans National Bank (the “Bank”), a nationally chartered bank, and its subsidiaries, Evans National Leasing, Inc. (“ENL”) and Evans National Holding Corp. (“ENHC”); and Evans National Financial Services, Inc. (“ENFS”) and its subsidiary, ENBI. Unless the context otherwise requires, the term “Company” refers to Evans Bancorp, Inc. and its subsidiaries. The Company conducts its business through its subsidiaries. It does not engage in any other substantial business.
Regulatory Requirements – The Company is subject to the rules, regulations, and reporting requirements of various regulatory bodies, including the Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”), and the Securities and Exchange Commission (“SEC”).
Principles of Consolidation – The consolidated financial statements include the accounts of the Company, the Bank, ENBI and their subsidiaries. All material inter-company accounts and transactions are eliminated in consolidation.
Accounting Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
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

Derivative Instruments and Hedging Activities - The Company follows the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, which require that an entity recognize all derivatives as either assets or liabilities on a balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivative qualifies as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income.
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
Leases – The Bank’s leasing operations consists principally of the leasing of various types of small ticket commercial equipment. The Company follows Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for all of its direct financing leases. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. All of the Bank’s leases are classified as direct financing leases.
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
Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in connection with certain company acquisitions. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which revised the accounting for purchased intangible assets, and in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually. Other acquired intangible assets with finite lives are required to be amortized over their estimated lives. Intangible assets are amortized over estimated useful lives ranging from five to ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of intangible assets may be impaired.
Bank-Owned Life Insurance – The Bank has purchased insurance on the lives of Company directors and certain members of Bank’s, ENBI’s and ENB’s management. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits, such as retirement benefits. Increases in the cash surrender value are recorded as other income in the consolidated statements of income.
Properties and Equipment – Properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. Impairment losses on properties and equipment are realized if the carrying amount is not recoverable from its undiscounted cash flows and exceeds its fair value.
Loan Servicing – The Bank, in its normal course of business, sells certain residential mortgages which it originates to the FNMA. The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon. At December 31, 2005 and 2004, the Company had approximately $28.8 million and $29.2 million, respectively, in unpaid principal balances of loans that it services for FNMA. For the years ended December 31, 2005 and 2004, the Company sold $2.5 million and $2.6 million, respectively, in loans to FNMA. The Company did not record any related asset to the servicing portfolio rights as management determined it immaterial.
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
Net Income Per Share – Net income per common share is based on the weighted average number of shares outstanding during each year, retroactively adjusted for stock splits and stock dividends. Dilutive earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options. Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share. Basic and diluted earnings per share are the same for December 31, 2005, 2004, and 2003. The Company’s potential dilutive securities included 1,316, 1,894 and 212 shares of common stock for the years ended December 31, 2005, 2004 and 2003, respectively. All share and per share information presented is stated after giving effect to stock dividends. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share,” these shares were not included in calculating diluted earnings per share. As of December 31, 2005 and 2004, there were 59 thousand and 27 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive. As of December 31, 2003, there were no such anti-dilutive shares.

Stock Dividends – A 5% stock dividend was declared on October 18, 2005, for shareholders of record on November 15, 2005. The stock dividend resulted in the issuance of 130,215 shares of common stock and a payment of $13 thousand for fractional shares, and was issued on December 7, 2005. A 5% stock dividend was declared on November 16, 2004 for shareholders of record on December 9, 2004. The stock dividend resulted in the issuance of 128,779 shares of common stock and the payment of $16 thousand for fractional shares, and was issued on December 30, 2004. A 5% stock dividend was declared on September 16, 2003 for shareholders of record on October 14, 2003. The stock dividend resulted in the issuance of 122,281 shares of common stock and the payment of $16 thousand for fractional shares, and was issued on December 1, 2003. All share data and per share data contained in this document have been adjusted to reflect the stock dividends, except for the share data contained in the Consolidated Statements of Stockholders’ Equity.
Comprehensive Income – Comprehensive income includes both net income and other comprehensive income, including the change in unrealized gains and losses on securities available for sale and the change in additional minimum liability related to pension costs, net of tax.
Employee Benefits – The Bank maintains a non-contributory, qualified, defined benefit pension plan (“Pension Plan”) that covers substantially all employees who meet certain age and service requirements. The actuarially determined pension benefit in the form of a life annuity is based on the employee’s combined years of service, age and compensation. The Bank’s policy is to fund the minimum amount required by government regulations.
The Bank maintains a defined contribution 401(k) plan and accrues contributions due under this plan as earned by employees. In addition, the Bank maintains a non-qualified Supplemental Executive Retirement Plan for certain members of senior management, a non-qualified Deferred Compensation Plan for directors and certain members of management, and a non-qualified Executive Incentive Retirement Plan for certain members of management, as described more fully in Note 11 to these “Notes to Consolidated Financial Statements.”
Stock-Based Compensation – At December 31, 2005 the Company had stock-based employee and non-employee compensation plans, which are described more fully in Note 12. The Company accounts for these plans under SFAS No. 123, “Accounting for Stock Based Compensation.” Under SFAS No. 123, the fair value of the stock options granted to employees are recognized in salaries and employee benefits expense, and the fair value of the stock options granted to directors are recognized in other non-interest expense in the Consolidated Statements of Income.
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
Cash due from banks includes reserve balances that the Bank is required to maintain with Federal Reserve Banks. The required reserves are based upon deposits outstanding, and were approximately $3.3 million and $1.9 million at December 31, 2005 and 2004, respectively.
Reclassifications – Certain reclassifications have been made to the 2004 and 2003 financial statements to conform with the 2005 presentation.

2. SECURITIES
The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2005
	(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$37,655	$—	$(1,051)	$36,604
States and political subdivisions	41,141	1,366	(44)	42,463

Total debt securities	$78,796	$1,366	$(1,095)	$79,067

Mortgage-backed securities:
FNMA	36,602	21	(1,054)	35,569
FHLMC	11,025	8	(286)	10,747
GNMA	1,378	—	(44)	1,334
CMO’s	25,515	—	(1,006)	24,509

Total mortgage-backed securities	$74,520	29	(2,390)	72,159

FRB and FHLB Stock	4,384	—	—	4,384

Total	$157,700	$1,395	$(3,485)	$155,610

Held to Maturity:
Debt securities:
States and political subdivisions	$4,307	$—	$—	$4,307
U.S. government agencies	35	—	—	35

Total	$4,342	$—	$—	$4,342

	2004
	(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$29,768	$2	$(513)	$29,257
States and political subdivisions	42,513	2,411	—	44,924

Total debt securities	$72,281	$2,413	$(513)	$74,181

Mortgage-backed securities:
FNMA	43,571	17	(296)	43,292
FHLMC	12,276	1	(93)	12,184
GNMA	1,758	—	(17)	1,741
CMO’s	32,426	1	(534)	31,893

Total mortgage-backed securities	$90,031	19	(940)	89,110

FRB and FHLB Stock	3,526	—	—	3,526

Total	$165,838	$2,432	$(1,453)	$166,817

Held to Maturity:
Debt securities:
States and political subdivisions	$3,027	$—	$—	$3,027
U.S. government agencies	35	—	—	35

Total	$3,062	$—	$—	$3,062

Available for sale securities with a total fair value of $139.0 million at December 31, 2005 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
The scheduled maturities of debt and mortgage-backed securities at December 31, 2005 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	Available for		Held to Maturity
	Sale Securities		Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Due in one year or less	$7,001	$6,948	$1,853	$1,853
Due after year one through five years	44,847	44,032	995	995
Due after five years through ten years	38,971	39,470	637	637
Due after ten years	62,497	60,776	857	857

Total	$153,316	$151,226	$4,342	$4,342

Realized gains and losses from $7.0 million, $17.2 million and $26.9 million gross sales on securities for the years ended December 31, 2005, 2004 and 2003, respectively, are summarized as follows:

	2005	2004	2003
	(in thousands)
Gross gains	$113	$344	$447
Gross losses	(6)	(99)	(176)

Net gain	$107	$245	$271

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2005 and 2004 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.
Information regarding unrealized losses within the Company’s available for sale securities is summarized below. The securities are all US government-guaranteed agency securities or fully insured municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	2005
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)		(in thousands)		(in thousands)
Debt securities
U.S. government agencies	$10,892	$(103)	$25,712	$(948)	$36,604	$(1,051)
States and political subdivisions	6,721	(44)	—	—	6,721	(44)

Total debt securities	$17,613	$(147)	$25,712	$(948)	$43,325	$(1,095)

Mortgage-backed securities
FNMA	$13,144	$(340)	$21,189	$(714)	$34,333	$(1,054)
FHLMC	111	(1)	9,305	(285)	9,416	(286)
GNMA	—	—	1,334	(44)	1,334	(44)
CMO’s	196	(3)	24,309	(1,003)	24,505	(1,006)

Total mortgage-backed securities	$13,451	$(344)	$56,137	$(2,046)	$69,588	$(2,390)

Total temporarily impaired Securities	$31,064	$(491)	$81,849	$(2,994)	$112,913	$(3,485)

	2004
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)		(in thousands)		(in thousands)
Debt securities
U.S. government agencies	$28,195	$(513)	$—	$—	$28,195	$(513)
States and political subdivisions	—	—	—	—	—	—

Total debt securities	$28,195	$(513)	$—	$—	$28,195	$(513)

Mortgage-backed securities
FNMA	$22,405	$(199)	$10,078	$(97)	$32,483	$(296)
FHLMC	8,947	(75)	2,886	(18)	11,833	(93)
GNMA	1,741	(17)	—	—	1,741	(17)
CMO’s	28,172	(467)	3,455	(67)	31,627	(534)

Total mortgage-backed securities	$61,265	$(758)	$16,419	$(182)	$77,684	$(940)

Total temporarily impaired Securities	$89,460	$(1,271)	$16,419	$(182)	$105,879	$(1,453)

3. LOANS, NET
Major categories of loans at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$48,580	$38,491
Commercial and multi-family	123,727	107,392
Construction	9,270	8,188
Second mortgages	6,454	5,716
Home equity lines of credit	21,082	22,108

Total real estate loans	209,113	181,895

Direct financing leases	16,945	4,546
Commercial loans	29,920	28,762
Consumer loans	2,747	2,832
Other	642	1,973
Net deferred loan origination costs	654	590

	260,021	220,598
Allowance for loan losses	(3,211)	(2,999)

Loans, net	$256,810	$217,599

Other loans include $0.2 million and $1.5 million at December 31, 2005 and 2004, respectively, of overdrawn deposit accounts reclassified as loans.
Changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(in thousands)
Balance, beginning of year	$2,999	$2,539	$2,146
Provision for loan losses	769	485	480
Addition of allowance from acquisition	—	130	—
Recoveries	118	60	8
Loans charged off	(675)	(215)	(95)

Balance, end of year	$3,211	$2,999	$2,539

Non-accrual loans, for which an allowance for loan impairment was not required under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” due to the adequacy of related collateral values, totaled approximately $1.8 million and $1.7 million at December 31, 2005 and 2004, respectively. The average recorded investment in these loans during 2005, 2004 and 2003 was approximately $1.6 million; $0.3 million and $0.1 million, respectively. If such loans had been in an accruing status, the Bank would have recorded additional interest income of approximately $128 thousand; $38 thousand and $20 thousand in 2005, 2004 and 2003, respectively. Actual interest recognized on consolidated statements of income on non-accrual loans was $140 thousand, $68 thousand and $13 thousand in 2005, 2004 and 2003, respectively.
The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2005.
As of December 31, 2005 and 2004, the Bank had no other loans which were impaired as defined by SFAS No. 114.

The following lists the components of the net investment in direct financing leases as of December 31:

	2005	2004
	(in thousands)
Direct financing lease payments receivable	$20,785	$5,498
Estimated residual value of leased assets	199	78
Unearned income	(4,039)	(1,030)

Net investment in direct financing leases	$16,945	$4,546

At December 31, 2005, minimum future lease payments to be received are as follows:

Year Ending December 31:
2006	$6,806
2007	5,764
2008	4,429
2009	2,681
2010	1,105
Thereafter	—

$20,785

As of December 31, 2005, there were $30.7 million in loans pledged to FHLB.
4. PROPERTIES AND EQUIPMENT
Properties and equipment at December 31 were as follows:

	2005	2004
	(in thousands)
Land	$268	$268
Buildings and improvements	8,714	7,575
Equipment	6,313	5,859
Construction in progress	3	358

	15,298	14,060
Less accumulated depreciation	(7,147)	(6,313)

Properties and equipment, net	$8,151	$7,747

Depreciation expense totaled $834 thousand in 2005, $730 thousand in 2004 and $680 thousand in 2003.
5. OTHER ASSETS
Other assets at December 31, were as follows:

	2005	2004
	(in thousands)
Net deferred tax asset	$2,509	$1,161
Accrued interest receivable	2,044	1,801
Prepaid expenses	405	472
Other	1,087	943

Total	$6,045	$4,377

6. GOODWILL AND INTANGIBLE ASSETS
The Company applies the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and discloses goodwill separate from other intangible assets in the Consolidated Balance Sheets.
The Company evaluates the carrying amount of goodwill for potential impairment on at least an annual basis.
Changes in the carrying amount of goodwill for the twelve-month period ended December 31, 2005 and 2004, by operating segment, are as follows:

	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)
Balance as of January 1, 2005	$1,453	$7,766	$9,219
Goodwill acquired during the period	85	335	420

Balance as of December 31, 2005	$1,538	$8,101	$9,639

	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)
Balance as of January 1, 2004	$—	$2,945	$2,945
Goodwill acquired during the period	1,453	4,821	6,274

Balance as of December 31, 2004	$1,453	$7,766	$9,219

Information regarding the Company’s other intangible assets at December 31 follows:

	Gross			Weighted Average
	Carrying	Accumulated		Amortization
2005	Amount	Amortization	Net	Period
	(in thousands)
Non-compete agreements	$604	$(382)	$222	5 years
Intangible asset related to pension plan	429	—	429	N/A
Insurance expirations	2,867	(790)	2,077	8 years

Total	$3,900	$(1,172)	$2,728	7 years

	Gross			Weighted Average
	Carrying	Accumulated		Amortization
2004	Amount	Amortization	Net	Period
	(in thousands)
Non-compete agreements	$594	$(263)	$331	5 years
Intangible asset related to pension plan	489	—	489	N/A
Insurance expirations	2,744	(394)	2,350	8 years

Total	$3,827	$(657)	$3,170	7 years

Amortization expense related to intangibles for the years ended December 31, 2005, 2004 and 2003 were $515 thousand; $385 thousand and $168 thousand, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending
December 31	Amount
(in thousands)
2006	$515
2007	456
2008	366
2009	190
2010	174
7. DEPOSITS
Time deposits, with minimum denominations of $100 thousand each, totaled $64.9 million and $38.6 million at December 31, 2005 and 2004, respectively.
At December 31, 2005, the scheduled maturities of time deposits are as follows:

(in thousands)
2006	$112,855
2007	16,780
2008	8,452
2009	596
2010	425
2011	37

$139,145

8. OTHER BORROWED FUNDS AND JUNIOR SUBORDINATED DEBENTURES
Other borrowed funds include $70.5 million of borrowings at December 31, 2005. The borrowings mainly consisted of various advances from the Federal Home Loan Bank with interest rates ranging from 2.24% to 5.34%. The FHLB advances are collateralized by certain qualifying assets. The maturities of other borrowed funds are as follows:

(in thousands)
2006	$39,994
2007	2,762
2008	661
2009	14,051
2010	—
Thereafter	13,000

Total	$70,468

Short-term borrowings outstanding at December 31, 2005 of $37.1 million consisted of an overnight line of credit with the Federal Home Loan Bank and federal funds purchased from one of the Bank’s correspondent banks. The Bank has the ability to borrow additional funds with the Federal Home Loan Bank based on the available securities collateral of the Bank.

The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds	Other Short-Term
	Purchased	Borrowings	Total
	(dollars in thousands)
At December 31, 2005
Amount Outstanding	37,135	—	37,135
Weighted-average interest rate	4.19%	—	4.19%

For the year ended December 31, 2005
Highest amount at a month-end	37,135	4,000
Daily average amount outstanding	8,287	647	8,934
Weighted-average interest rate	3.89%	2.49%	3.79%

At December 31, 2004
Amount outstanding	21,100	4,000	25,100
Weighted-average interest rate	2.46%	2.43%	2.46%

For the year ended December 31, 2004
Highest amount at a month-end	21,100	4,000
Daily average amount outstanding	2,243	1,027	3,270
Weighted-average interest rate	1.28%	2.20%	1.57%

At December 31, 2003
Amount outstanding	13,450	—	13,450
Weighted-average interest rate	1.10%	—	1.10%

For the year ended December 31, 2003
Highest amount at a month-end	13,450	—
Daily average amount outstanding	2,283	—	2,283
Weighted-average interest rate	1.26%	—	1.26%
On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 (the “Capital Securities”) classified on the Company’s consolidated balance sheets as Junior Subordinated Debentures. The distribution rate on the Capital Securities of the Trust adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and was 7.03% at December 31, 2005.
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
The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trust to purchase $11,330 thousand aggregate liquidation amount of floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of the Company, due October 1, 2037, comprised of $11.0 million of capital securities and $330 thousand of common securities. The $330 thousand of common securities represent the initial capital contribution of the Company to the Trust, which, in accordance with the provision of FIN 46r “Consolidation of Variable Interest Entities,” has not been consolidated.
The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust. The interest rate payable on the Junior Subordinated Debentures was 7.03% at December 31, 2005.
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
10. COMPREHENSIVE (LOSS) INCOME
The following tables display the components of other comprehensive (loss) income:

	2005
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(2,962)	$1,152	$(1,810)
Less: reclassification adjustment for gains realized in net income	107	(43)	64

Net unrealized loss	(3,069)	1,195	(1,874)

Increase in additional minimum pension liability	(127)	51	(76)

Net other comprehensive loss	$(3,196)	$1,246	$(1,950)

	2004
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(1,918)	$745	$(1,173)
Less: reclassification adjustment for gains realized in net income	245	(98)	147

Net unrealized loss	(2,163)	843	(1,320)

Increase in additional minimum pension liability	(57)	22	(35)

Net other comprehensive loss	$(2,220)	$865	$(1,355)

	2003
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(32)	$13	$(19)
Less: reclassification adjustment for gains realized in net income	271	(105)	166

Net unrealized loss	(303)	118	(185)

Decrease in additional minimum pension liability	263	(102)	161

Net other comprehensive loss	$(40)	$16	$(24)

11. EMPLOYEE BENEFITS AND DEFERRED COMPENSATION PLANS
Employees’ Pension Plan — The Bank has a defined benefit pension plan covering substantially all employees. The plan provides benefits that are based on the employees’ compensation and years of service. The Bank uses an actuarial method of amortizing prior service cost and unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortization method the Bank is using recognizes the prior service cost and net gains or losses over the average remaining service period of active employees which exceeds the required amortization.
The following are reconciliations of the benefit obligation and the fair value of Pension Plan assets, the funded status of the Pension Plan, the amounts not recognized in the Consolidated Balance Sheets, and the amounts recognized in the Consolidated Balance Sheets.

	2005	2004
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,935	$2,687
Service cost	290	217
Interest cost	175	155
Assumption change	232	108
Actuarial gain	—	(190)
Benefits paid	(188)	(42)

Benefit obligations at end of year	3,444	2,935

Change in plan assets:
Fair value of plan assets at beginning of year	2,478	2,281
Actual return on plan assets	309	239
Employer contributions	401	—
Benefits paid	(188)	(42)

Fair value of plan assets at end of year	3,000	2,478

Funded status	(444)	(457)
Unrecognized net actuarial loss	449	336
Unrecognized prior service cost	(144)	(159)

Accrued benefit liabilities	(139)	(280)

The Plan’s assets are primarily invested in equity and fixed income mutual funds. Valuations of the Pension Plan as shown above were conducted as of September 30, 2005 and 2004. Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2005	2004	2003
Weighted-average discount rate	5.50%	6.00%	6.25%
Rate of increase in compensation levels	4.75%	4.75%	4.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	6.75%
The components of net periodic benefit cost consisted of the following:

	2005	2004	2003
	(in thousands)
Service cost	$290	$217	$157
Interest cost	175	155	158
Expected return on plan assets	(194)	(169)	(134)
Net amortization and deferral	(13)	(12)	1

Net periodic benefit cost	$258	$191	$182

The accumulated benefit obligations for years ended December 31, 2005 and 2004 are $2.6 million and $2.1 million respectively.
The expected long-term rate of return on Pension Plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on plan targeted asset allocation. Equity and fixed income securities were assumed to earn returns in the ranges of 5.0% to 15.0% and 3.25% to 6.5%, respectively, including a long-term inflation rate estimated at 3.0%. When these overall return expectations are applied to the Pension Plan’s targeted allocation, the expected rate of return is determined to be 7.50%, which is approximately the mid-point of the range of expected return. The weighted average asset allocation of the Pension Plan at September 30, 2005 and 2004, the Pension Plan measurement date, was as follows:

	2005	2004
Asset category:
Equity mutual funds	57.1%	62.4%
Fixed income security mutual funds	42.9%	37.6%

	100.0%	100.0%

The Company’s targeted long-term asset allocation on average will approximate 60%-70% with equity managers and 30%-40% with fixed income managers. This allocation is consistent with the Company’s goal of diversifying the Pension Plan assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements. The Company’s management regularly reviews the Pension Plan’s actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. The asset allocation to fixed income managers at September 30, 2005 of 42.9% temporarily exceeded the long-term range; however, by December 31, 2005, it was rebalanced to 37.0%. The Company’s management believes that 7.50% is a reasonable long-term rate of return on the Pension Plan’s Qualified Plan assets. The Company’s management will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary. The Company’s required minimum contribution to the Pension Plan for the 2006 plan year is approximately $218 thousand.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
2006	$45
2007	84
2008	84
2009	99
2010	123
Years 2011-2015	1,093
Supplemental Executive Retirement Plan — The Bank also maintains a non-qualified supplemental executive retirement plan (the “SERP”) covering certain members of the Company’s senior management. The SERP was amended during 2003 to provide a benefit based on a percentage of final average earnings, as opposed to the fixed benefit that the superceded plan provided for. The obligations related to the SERP are indirectly funded by various life insurance contracts naming the Bank as beneficiary. The Bank has also indirectly funded the SERP, as well as other benefits provided to other employees through Bank-owned life insurance which was purchased in February 2003. The Bank uses an actuarial method of amortizing unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortization method the Bank is using recognizes the net gains or losses over the average remaining service period of active employees, which exceeds the required amortization.
The following are reconciliations of the benefit obligation and the fair value of plan assets, the funded status of the SERP, the amounts not recognized in the consolidated balance sheets, and the amounts recognized in the consolidated balance sheets.

	2005	2004
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,502	$2,233
Service cost	104	94
Interest cost	148	141
Actuarial loss	169	127
Benefits paid	(93)	(93)

Benefit obligations at end of year	2,830	2,502

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Contributions to the plan	93	93
Benefits paid	(93)	(93)

Fair value of plan assets at end of year	—	—

Funded status	(2,830)	(2,502)
Unrecognized actuarial loss	638	488
Unrecognized prior service cost	429	489

Net amount recognized	$(1,763)	$(1,525)

Amounts recognized in the statements of financial position consist of:

Accrued benefit liability	(2,376)	(2,071)
Intangible asset	429	489
Accumulated other comprehensive income	184	57

Accrued benefit liability	$(1,763)	$(1,525)

Valuations of the SERP liability, as shown above, were conducted as of December 31, 2005 and 2004. The accumulated benefit obligations for years ended December 31, 2005 and 2004 were $2.4 million and $2.1 million respectively. Assumptions used by the Bank in both years in the determination of pension plan information consisted of the following:

	2005	2004	2003
Weighted-average discount rate	5.50%	6.00%	6.25%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Salary scale	5.00%	5.00%	5.00%
The components of net periodic benefit cost consisted of the following:

	2005	2004	2003
	(in thousands)
Service cost	$104	$94	$73
Interest cost	148	141	132
Net amortization and deferral	78	89	104

Net periodic benefit cost	$330	$324	$309

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
2006	$93
2007	174
2008	202
2009	202
2010	202
2011-2015	1,483
Other Compensation Plans
The Company also maintains a non-qualified deferred compensation plan for certain directors. Expenses under this plan were approximately $82 thousand in 2005 and $71 thousand in both 2004 and 2003. The estimated present value of the benefit obligation included in other liabilities was $0.9 million at December 31, 2005 and 2004. This obligation is indirectly funded by life insurance contracts naming the Bank as beneficiary. The increase in cash surrender value is included in other non-interest income on the Consolidated Statements of Income.
Effective April 1, 2003, the Company implemented a non-qualified deferred compensation plan whereby certain directors and certain officers may defer a portion of their base pre-tax compensation. Additionally, effective April 1, 2003, the Company implemented a non-qualified executive incentive retirement plan, whereby the Company will defer on behalf of certain officers a portion of their base compensation, as well as an incentive award based upon Company performance, until retirement or termination of service, subject to certain vesting arrangements. Expenses under these plans were approximately $69 thousand in 2005 and $38 thousand in both 2004 and 2003. The benefit obligation, included in other liabilities in the Company’s Consolidated Balance Sheets, was $563 thousand and $321 thousand at December 31, 2005 and 2004, respectively.
Many of the benefit plans are indirectly funded by Bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $9.6 million and $7.9 million at December 31, 2005 and 2004, respectively. An additional $1.7 million of Bank-owned life insurance was purchased during 2005. Increases in cash surrender value are included in the “Other Non-Interest Income” financial statement line on the Company’s Consolidated Statements of Income. Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries.
The Bank also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements. The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit, with a matching contribution by the Bank equal to 1% of the employees’ base compensation plus 25% of the employees’ contribution up to 4% of their annual salary. The Bank can also make discretionary contributions to the 401(k) Plan. The Company’s expense under this plan was approximately $76 thousand, $71 thousand and $100 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.
The Company has a Dividend Reinvestment Plan (the “DRIP”) which provides each holder of record of the Company’s common stock the opportunity to reinvest automatically the cash dividends they receive on shares of the Company’s common stock. Stockholders who do not wish to participate in the DRIP continue to receive cash dividends, as declared, in the usual manner. Computershare Investor Services LLC (the “Agent”) is the administrator of the DRIP. Shares purchased under the DRIP are held in safekeeping by the Agent until the stockholder terminates his/her participation in the DRIP. The Agent also acts as transfer agent and registrar for the Company’s common stock.
12. STOCK-BASED COMPENSATION
At December 31, 2005, the Company had two stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with SFAS No. 123. The Company granted stock options for the first time in 2003. The compensation cost charged against income for those plans was $112 thousand, $87 thousand and $35 thousand for 2005, 2004 and 2003, respectively, included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income. In addition, expense for director options was recognized to reflect $71 thousand, $78 thousand and $68 thousand in 2005, 2004 and 2003, respectively, as a part of “Other” expense in the Company’s Consolidated Statements of Income.

Fixed Stock Option Plan
Under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan, as amended (the “Option Plan”), the Company may grant options to officers, directors and key employees for up to 289,406 shares of common stock (as adjusted for stock dividends). Under the Option Plan, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. The options have vesting schedules from 1 1/2 years through 9 years. At December 31, 2005, there were a total of 196,970 shares available for grant under the Option Plan. All fiscal 2003 granted eligible stock options outstanding on December 7, 2005 were adjusted to reflect the Company’s three stock dividends issued in December 2003, 2004 and 2005, in accordance with the terms of the Option Plan. All fiscal 2004 granted eligible stock options outstanding on December 7, 2005 were adjusted to reflect the Company’s two stock dividends issued in December 2004 and 2005, in accordance with the terms of the Option Plan. Options issued in 2005 are not yet eligible for adjustment until stock dividends and splits accumulate to more than 10%. 2003 and 2004 share and per share amounts within this note have been adjusted retroactively to reflect the effect of stock dividends, including the number and exercise price of shares subject to option under the terms of the Option Plan.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively; dividend yield of 2.89%, 2.76% and 2.73%; expected volatility of 20.06%, 21.84% and 28.83%; risk-free interest rate of 4.24%, 3.66% and 2.77%; and expected life of 6.53, 6.55 and 7.49 years. The weighted average fair value of options granted during the year were $4.63 per share in 2005; $5.13 per share in 2004 and $5.47 per share in 2003, with the fair values in 2004 and 2003 being adjusted for the effect of stock dividends.
The following is a summary of the status of the Company’s stock option activity for 2005, 2004 and 2003:

	Number of	Weighted-Average
	Shares	Exercise Price
Balance at January 1, 2003	—	—
Granted	31,256	$19.47
Exercised	—	—
Forfeited	—	—

Balance at December 31, 2003	31,256	$19.47

Granted	30,870	$21.75
Exercised	—	—
Forfeited	1,130	$20.48

Balance at December 31, 2004	60,996	$20.60

Granted	29,000	$22.73
Exercised	840	$19.80
Forfeited	—	—
Expired	579	$19.25

Balance at December 31, 2005	88,577	$21.32

Options exercisable at December 31, 2005	38,502	$21.77

The following table summarizes information about fixed stock options outstanding at December 31, 2005, 2004 and 2003:

		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Options	Exercise	Remaining	Options	Exercise
Price	Outstanding	Price	Life (Years)	Exercisable	Price
December 31, 2005:
$19.25 - $19.80	29,258	$19.47	7.53	11,894	$19.80
$21.71 - $21.77	30,319	$21.74	8.57	14,608	$21.72
$22.00 - $23.77	29,000	$22.73	9.58	12,000	$23.77

Total	88,577	$21.32	8.56	38,502	$21.77

December 31, 2004:
$19.25 - $19.80	30,677	$19.48	8.37	13,313	$19.78
$21.71 - $21.77	30,319	$21.74	9.57	13,230	$21.71

Total	60,996	$20.60	8.96	26,543	$20.74

December 31, 2003:
$19.25 - $19.80	31,256	$19.47	9.53	12,734	$19.80
Employee Stock Purchase Plan
On February 18, 2003, the Board of Directors of the Company adopted the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2005, there were 89,863 shares of common stock available to issue to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. The Company grants options on January 1 and July 1 of each year during the term of the Purchase Plan. The purchase price of the stock is 85% of the lower of its price on the grant date or the exercise date. During fiscal 2005, approximately 76% of eligible employees participated in the Purchase Plan. Under the Purchase Plan, the Company issued 11,312 and 8,602 shares to employees in 2005 and 2004, respectively. Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2005, 2004 and 2003, respectively: dividend yield of 2.79%, 2.70% and 2.73%; expected life of six months; expected volatility of 22.84%, 25.90% and 28.83%; risk-free interest rates of 3.04%, 1.36% and 0.90%. The weighed average fair value of those purchase rights granted in 2005, 2004 and 2003 was $6.82, $6.84 and $6.49 per share, respectively. The compensation cost that has been charged against income for the Purchase Plan was $70 thousand, $63 thousand and $30 thousand for 2005, 2004 and 2003, respectively.
13. INCOME TAXES
The components of the provision for income taxes were as follows:

	2005	2004	2003
	(in thousands)
Income taxes currently payable	$1,863	$1,450	$1,053
Deferred tax (benefit) expense	(102)	(54)	171

Net provision	$1,761	$1,396	$1,224

The Company’s provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tax provision at statutory rate	$2,237	34%	$2,008	34%	$1,796	34%
Decrease in taxes resulting from:
Tax-exempt income	(722)	(11)	(735)	(12)	(729)	(14)
Tax-exempt insurance proceeds	(32)	(1)	—	—	—	—
State taxes, net of federal benefit	184	3	157	3	110	2
Other items, net	94	2	(34)	(1)	47	1

Provision for income taxes	$1,761	27%	$1,396	24%	$1,224	23%

At December 31, 2005 and 2004 the components of the net deferred tax asset were as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,132	$1,048
Net unrealized losses on securities	814	—
Pension premiums	812	726
Deferred compensation	524	457
Stock options granted	85	57

Gross deferred tax assets	$3,367	$2,288

Deferred tax liabilities:
Depreciation and amortization	$446	$359
Prepaid expenses	412	387
Net unrealized gains on securities	—	381

Gross deferred tax liabilities	$858	$1,127

Net deferred tax asset	$2,509	$1,161

The net deferred tax asset at December 31, 2005 and 2004 is included in “other assets” in the accompanying Consolidated Balance Sheets.
In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2005.
14. RELATED PARTY TRANSACTIONS
The Bank has entered into loan transactions with certain directors, significant shareholders and their affiliates (related parties) in the ordinary course of its business. The aggregate amount of loans to such related parties on December 31, 2005 was $4.9 million and $6.2 million at 2004. During 2005, there were $9.7 million of advances and new loans to such related parties, and repayments amounted to $11.0 million. Terms of these loans have prevailing market pricing that would be offered to a similar customer base.

15. CONTINGENT LIABILITIES AND COMMITMENTS
The Consolidated Financial Statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at December 31, 2005 and 2004 is as follows:

	2005	2004
	(in thousands)
Commitments to extend credit	$66,479	$58,799
Standby letters of credit	2,000	2,069

Total	$68,479	$60,868
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
The Company leases certain offices, land and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $384 thousand in 2006; $328 thousand in 2007; $322 thousand in 2008; $303 thousand in 2009; $284 thousand in 2010; and $3.4 million thereafter. The rental expense under operating leases contained in the Company’s Consolidated Statements of Income included $499 thousand, $422 thousand and $317 thousand in 2005, 2004 and 2003, respectively.
16. CONCENTRATIONS OF CREDIT
All of the Bank’s loans, commitments and standby letters of credit have been granted to customers in the Bank’s market area. Investments in state and municipal securities also involve governmental entities within the Bank’s market area, which is Western New York. The concentrations of credit by type of loan are set forth in Note 3, “Loans, Net.” The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of policy, does not extend credit to any single borrower or group in excess of 15% of capital.
17. SEGMENT INFORMATION
The Company is comprised of two primary business segments: banking and insurance agency activities. The reportable segments are separately managed and their performance is evaluated based on net income. All sources of segment specific revenues and expenses attributed to management’s definition of net income. Revenues from transactions between the two segments are not significant. The accounting policies of the segments are the same as those described in Note 1.

The following table sets forth information regarding these segments for the years ended December 31, 2005, 2004 and 2003.

	2005
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)
Net interest income (expense)	$14,713	$(399)	14,314
Provision for loan losses	769	—	769

Net interest income (expense) after provision for loan losses	13,944	(399)	13,545

Non-interest income	3,955	—	3,955
Insurance commissions and fees	—	6,377	6,377
Net gain on sales of assets	107	—	107
Non-interest expense	12,784	4,620	17,404

Income before income taxes	5,222	1,358	6,580
Income taxes	1,218	543	1,761

Net income	$4,004	$815	$4,819

	2004
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)
Net interest income (expense)	$12,692	$(95)	12,597
Provision for loan losses	485	—	485

Net interest income (expense) after provision for loan losses	12,207	(95)	12,112

Non-interest income	3,280	—	3,280
Insurance commissions and fees	—	5,053	5,053
Net gain on sales of assets	239	—	239
Non-interest expense	10,827	3,952	14,779

Income before income taxes	4,899	1,006	5,905
Income taxes	1,000	396	1,396

Net income	$3,899	$610	$4,509

	2003
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)
Net interest income (expense)	$10,870	$(24)	10,846
Provision for loan losses	480	—	480

Net interest income (expense) after provision for credit losses	10,390	(24)	10,366

Non-interest income	3,655	—	3,655
Insurance commissions and fees	—	3,767	3,767
Net gain on sales of assets	244	—	244
Non-interest expense	9,727	3,012	12,739

Income before income taxes	4,562	731	5,293
Income taxes	992	232	1,224

Net income	$3,570	$499	$4,069

	December 31, 2005	December 31, 2004
	(in thousands)
Identifiable Assets, Net

Banking activities	$456,036	$416,424
Insurance agency activities	12,510	12,618

Consolidated Total Assets	$468,546	$429,042

18. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
Cash and Cash Equivalents – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
Interest Bearing Deposits at Other Banks - The carrying amount of Interest Bearing Deposits at Other Banks approximates fair value due to their short-term nature.
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
Deposits – The fair value of demand deposits, NOW accounts, Muni-vest and regular savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.
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
Commitments to extend credit and standby letters of credit – As described in Note 15 “Contingent Liabilities and Commitments,” the Company was a party to financial instruments with off-balance sheet risk at December 31, 2005 and 2004. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 2005 and 2004 approximates the recorded amounts of the related fees, which are not considered material.
At December 31, 2005 and 2004, the estimated fair values of the company’s financial instruments were as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$15,635	$15,635	$8,124	$8,124

Interest bearing deposits at other banks	$—	$—	$984	$984

Securities	$159,952	$159,952	$169,879	$169,879

Loans, net	$256,810	$252,280	$217,599	$219,823

Financial liabilities:
Deposits	$336,808	$337,250	$301,928	$301,503

Other borrowed funds and securities sold under agreements to repurchase	$76,903	$75,317	$75,340	$73,992

Junior Subordinated Debentures	$11,330	$11,330	$11,330	$11,330

19. REGULATORY MATTERS
The Company is subject to the dividend restrictions set forth by the FRB and the OCC. Under such restrictions, the Company may not, without the prior approval of the FRB and the OCC, declare dividends in excess of the sum of the current year’s earnings (as defined in FRB regulations) plus the retained earnings (as defined in FRB regulations) from the prior two years.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations). Management believes as of December 31, 2005 and 2004, that the Company and the Bank met all capital adequacy requirements to which it is subject.
The most recent notification from its regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or Bank’s category rating.

The Company’s and the Bank’s actual capital amounts and ratios were as follows:

	2005
	(dollars in thousands)
							Minimum to be Well
							Capitalized Under
					Minimum for Capital		Prompt Corrective
	Company		Bank		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$40,437	13.7%	$39,055	13.3%	$23,661	8.0%	$29,576	10.0%

Tier I Capital (to Risk Weighted Assets)	$37,226	12.6%	$35,855	12.2%	$11,830	4.0%	$17,746	6.0%

Tier I Capital (to Average Assets)	$37,226	8.3%	$35,855	8.0%	$17,967	4.0%	$22,459	5.0%

	2004
	(dollars in thousands)
							Minimum to be Well
							Capitalized Under
					Minimum for Capital		Prompt Corrective
	Company		Bank		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$36,840	14.3%	$36,431	14.2%	$20,632	8.0%	$25,791	10.0%

Tier I Capital (to Risk Weighted Assets)	$33,852	13.1%	$33,443	13.0%	$10,316	4.0%	$15,474	6.0%

Tier I Capital (to Average Assets)	$33,852	8.1%	$33,443	8.0%	$16,815	4.0%	$21,018	5.0%

20. PARENT COMPANY ONLY FINANCIAL INFORMATION
Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:
CONDENSED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands)
ASSETS

Cash	$48	$168
Other equity securities	330	330
Investment in subsidiaries	47,828	46,306

Total assets	$48,206	$46,804

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Junior subordinated debentures	$11,330	$11,330

STOCKHOLDERS’ EQUITY

Total Stockholders’ Equity	$36,876	$35,474

Total liabilities and stockholders’ equity	$48,206	$46,804

CONDENSED STATEMENTS OF INCOME

	December 31,
	2005	2004	2003
	(in thousands)
Dividends from subsidiaries	$2,940	$2,898	$2,467
Expenses	(823)	(436)	(258)

Income before equity in undistributed earnings of subsidiaries	2,117	2,462	2,209

Equity in undistributed earnings of subsidiaries	2,702	2,047	1,860

Net income	$4,819	$4,509	$4,069

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2005	2004	2003
	(in thousands)
Operating Activities:
Net income	$4,819	$4,509	$4,069
Adjustments to reconcile net income to net cash provided by operating activities:
Change in other equity securities	—	(330)	—
Undistributed earnings of subsidiaries	(2,702)	(2,047)	(1,860)

Net cash provided by operating activities	2,117	2,132	2,209

Investing Activities:
Investment in subsidiaries	—	(11,000)	—

Net cash used by investing activities	—	(11,000)	—

Financing Activities:
Proceeds from borrowings	—	11,330	—
Cash dividends paid, net	(1,777)	(1,675)	(1,562)
Purchase of Treasury stock	(460)	(744)	(570)

Net cash (used) provided by financial activities	(2,237)	8,911	(2,132)

Net (decrease) increase in cash	(120)	43	77

Cash beginning of year	168	125	48

Cash ending of year	$48	$168	$125

21. QUARTERLY FINANCIAL DATA — UNAUDITED

(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2005
Interest income	$6,038	$5,952	$5,694	$5,199
Interest expense	2,439	2,194	2,099	1,837

Net interest income	3,599	3,758	3,595	3,362
Net income	1,126	1,256	1,175	1,262
Earnings per share basic*	0.41	0.46	0.44	0.46
Earnings per share diluted*	0.41	0.46	0.44	0.46

2004
Interest income	$4,848	$4,479	$4,358	$4,023
Interest expense	1,658	1,232	1,195	1,026

Net interest income	3,190	3,247	3,163	2,997
Net income	1,188	1,074	1,079	1,168
Earnings per share basic*	0.44	0.39	0.40	0.42
Earnings per share diluted*	0.44	0.39	0.40	0.42

*	All share and per share information is stated after giving effect to the 5 percent stock dividends paid in December 2005 and 2004.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.
Item 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2005 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
Not Applicable.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item (Items 401, 405 and 406 of Regulation S-K) relating to the Company’s directors and director nominees, executive officers; Audit Committee of the Board of Directors (including identification of its “audit committee financial expert”); Chief Executive Officer/Treasurer Code of Ethics; and compliance with Section 16(a) of the Exchange Act by the Company’s officers, directors and 10% beneficial owners is included under the captions “Information Regarding Directors, Director Nominees and Executive Officers,” “Board of Director Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement related to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
The information required by this item (Item 402 of Regulation S-K) relating to executive and director compensation is included under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Human Resource Committee Report on Executive Compensation” and “Performance Graph” in the Company’s Proxy Statement related to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference. The information under the captions “Human Resource Committee Report on Executive Compensation” and “Performance Graph” is furnished in response to this Item 11.
 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item (Items 201(d) and 403 of Regulation S-K) relating to the Company’s security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Company’s Proxy Statement related to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item (Item 404 of Regulation S-K) is included under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement related to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is included under the caption “Independent Auditors” in the Company’s Proxy Statement related to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report on Form 10-K:
1.	Financial statements: See “Consolidated Financial Statements and Supplementary Data” in Part II, Item 8 of this Report on Form 10-K.

2.	All other financial statement schedules are omitted because they are not applicable or the required information is included in the Company’s Consolidated Financial Statements or Notes thereto included in Part II, Item 8. of this Report on Form 10-K.

3.	Exhibits

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3a of the Company’s Registration Statement on Form S-4 (Registration No. 33-25321) as filed on November 7, 1988).

3.1.1	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 1997 as filed on May 14, 1997).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3b of the Company’s Registration Statement on Form S-4 (Registration No. 33-25321) as filed on November 7, 1988).

3.2.1	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 1996 as filed on August 5, 1996).

3.2.2	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.5 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

4.1	Evans Bancorp Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (Registration No. 333-106655 as filed on June 30, 2003).

4.2	Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Registration No. 333-123679 as filed on March 30, 2005).

4.3	Evans Bancorp, Inc. Dividend Reinvestment Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-3D (Registration No. 333-123678 as filed on March 30, 2005).

4.4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 1997 as filed on May 14, 1997).

4.5	Indenture between the Company, as Issuer, and Wilmington Trust Company, as Trustee, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.1*	Employment Agreement between Evans National Bank and Richard M. Craig (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

10.2*	Employment Agreement between Evans National Bank and James Tilley (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

10.3*	Employment Agreement between Evans National Bank and William R. Glass (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

10.4*	Specimen 1984 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).

10.5*	Specimen 1989 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).

10.6*	Summary of Provisions of Director Deferred Compensation Agreements (incorporated by reference to Exhibit 10.7 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).

10.7	Investment Service Agreement between O’Keefe Shaw & Co., Inc. and ENB Associates Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000 as filed on May 8, 2000).

10.8*	Employment Agreement between Evans National Bank and Robert Miller (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the fiscal year ended December 31, 2000 as filed on March 29, 2001).

10.9*	Employment Agreement between Evans National Bank and Mark DeBacker (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 2001 as filed on August 1, 2001).

10.10*	Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

10.11*	Evans National Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

Exhibit No.	Exhibit Description
10.12*	Evans National Bank Deferred Compensation Plan for Officers and Directors (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

10.13	Agreement of Sale and Purchase of Assets among ENB Insurance Agency, Inc., Ulrich & Company, Inc., Ulrich Development Company, LLC and David L. Ulrich dated as of October 1, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.14*	Form of Supplemental Executive Retirement Participatory Agreement incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.15*	Form of Deferred Compensation Participatory Agreement incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.16*	Form of Executive Life Insurance Split-Dollar Endorsement Participatory Agreement incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.17	Form of Floating Rate Junior Subordinated Debt Security due 2034 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.18	Amended and Restated Declaration of Trust of Evans Capital Trust I, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.19	Guarantee Agreement of the Company, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.20	Purchase Agreement among the Company, Evans Capital Trust I, and NBC Capital Markets Group, Inc., dated as of October 1, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.21	Asset Purchase Agreement by and among Evans National Leasing, Inc., Evans Bancorp, Inc., M&C Leasing Co., Inc., APCOT NY Corp., John Gallo, and for certain limited purposes, Brian Gallo, dated as of December 31, 2004 (incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed March 28, 2005).

10.22	Summary of compensation arrangements for Named Executive Officers and Directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 10Q for the fiscal quarter ended March 31, 2005, as filed on May 13, 2005).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed March 28, 2005).

23.1	Independent Registered Public Accounting Firm’s Consent from KPMG LLP (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized:

EVANS BANCORP, INC.
By:	/s/ James Tilley
James Tilley, President and
Chief Executive Officer Date: March 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James Tilley James Tilley	President and Chief Executive Officer/Director (Principal Executive Officer)	March 21, 2006
/s/ Mark DeBacker Mark DeBacker	Treasurer (Principal Financial Officer)	March 21, 2006
/s/ Phillip Brothman Phillip Brothman	Chairman of the Board/Director	March 21, 2006
/s/ Thomas H. Waring, Jr. Thomas H. Waring, Jr.	Vice Chairman of the Board/Director	March 21, 2006
/s/ James E. Biddle, Jr. James E. Biddle, Jr.	Secretary/Director	March 21, 2006
/s/ William F. Barrett William F. Barrett	Director	March 21, 2006
/s/ LaVerne G. Hall LaVerne G. Hall	Director	March 21, 2006
/s/ Kenneth C. Kirst Kenneth C. Kirst	Director	March 21, 2006
/s/ Mary Catherine Militello Mary Catherine Militello	Director	March 21, 2006
/s/ Robert G. Miller, Jr. Robert G. Miller, Jr.	Director	March 21, 2006
/s/ John R. O’Brien John R. O’Brien	Director	March 21, 2006
/s/ David M. Taylor David M. Taylor	Director	March 21, 2006
/s/ Nancy W. Ware Nancy W. Ware	Director	March 21, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3a of the Company’s Registration Statement on Form S-4 (Registration No. 33-25321) as filed on November 7, 1988).

3.1.1	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 1997 as filed on May 14, 1997).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3b of the Company’s Registration Statement on Form S-4 (Registration No. 33-25321) as filed on November 7, 1988).

3.2.1	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 1996 as filed on August 5, 1996).

3.2.2	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.5 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

4.1	Evans Bancorp Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (Registration No. 333-106655 as filed on June 30, 2003).

4.2	Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Registration No. 333-123679 as filed on March 30, 2005).

4.3	Evans Bancorp, Inc. Dividend Reinvestment Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-3D (Registration No. 333-123678 as filed on March 30, 2005).

4.4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 1997 as filed on May 14, 1997).

4.5	Indenture between the Company, as Issuer, and Wilmington Trust Company, as Trustee, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.1*	Employment Agreement between Evans National Bank and Richard M. Craig (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

10.2*	Employment Agreement between Evans National Bank and James Tilley (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

10.3*	Employment Agreement between Evans National Bank and William R. Glass (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

10.4*	Specimen 1984 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).

10.5*	Specimen 1989 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).

10.6*	Summary of Provisions of Director Deferred Compensation Agreements (incorporated by reference to Exhibit 10.7 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).

10.7	Investment Service Agreement between O’Keefe Shaw & Co., Inc. and ENB Associates Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000 as filed on May 8, 2000).

10.8*	Employment Agreement between Evans National Bank and Robert Miller (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the fiscal year ended December 31, 2000 as filed on March 29, 2001).

10.9*	Employment Agreement between Evans National Bank and Mark DeBacker (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 2001 as filed on August 1, 2001).

10.10*	Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

10.11*	Evans National Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

Exhibit No.	Exhibit Description
10.12*	Evans National Bank Deferred Compensation Plan for Officers and Directors (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

10.13	Agreement of Sale and Purchase of Assets among ENB Insurance Agency, Inc., Ulrich & Company, Inc., Ulrich Development Company, LLC and David L. Ulrich dated as of October 1, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.14*	Form of Supplemental Executive Retirement Participatory Agreement incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.15*	Form of Deferred Compensation Participatory Agreement incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.16*	Form of Executive Life Insurance Split-Dollar Endorsement Participatory Agreement incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.17	Form of Floating Rate Junior Subordinated Debt Security due 2034 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.18	Amended and Restated Declaration of Trust of Evans Capital Trust I, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.19	Guarantee Agreement of the Company, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.20	Purchase Agreement among the Company, Evans Capital Trust I, and NBC Capital Markets Group, Inc., dated as of October 1, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.21	Asset Purchase Agreement by and among Evans National Leasing, Inc., Evans Bancorp, Inc., M&C Leasing Co., Inc., APCOT NY Corp., John Gallo, and for certain limited purposes, Brian Gallo, dated as of December 31, 2004 (incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed March 28, 2005).

10.22	Summary of compensation arrangements for Named Executive Officers and Directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 10Q for the fiscal quarter ended March 31, 2005, as filed on May 13, 2005).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed March 28, 2005).

23.1	Independent Registered Public Accounting Firm’s Consent from KPMG LLP (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.