Form 10-Q
period 2006-03-31
EVANS BANCORP INC
filed 2006-05-12
CIK 842518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2006

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $.50 Par Value—2,726,778 shares as of May 1, 2006

INDEX
EVANS BANCORP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents:
Cash and due from banks	$11,559	$15,635

Securities:
Available for sale, at fair value	149,112	155,610
Held to maturity, at amortized cost	4,388	4,342

Loans and leases, net of allowance for loan and lease losses of $3,364 in 2006 and $3,211 in 2005	258,141	256,810

Properties and equipment, net	8,170	8,151
Goodwill	9,639	9,639
Intangible assets	2,654	2,728
Bank-owned life insurance	9,692	9,586
Other assets	6,959	6,045

TOTAL ASSETS	$460,314	$468,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$63,150	$71,183
NOW	11,532	12,401
Regular savings	85,589	86,558
Muni-vest	38,285	27,521
Time	169,683	139,145

Total deposits	368,239	336,808

Federal funds purchased and agreements to repurchase securities	5,365	8,985
Other short-term borrowings	—	34,585
Other liabilities	7,618	6,629
Junior subordinated debentures	11,330	11,330
Long-term borrowings	31,300	33,333

Total liabilities	423,852	431,670

CONTINGENT LIABILITIES AND COMMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value; 10,000,000 shares authorized; 2,745,338 and 2,745,338 shares issued, respectively, and 2,719,636 and 2,729,779 shares outstanding, respectively	1,373	1,373
Capital surplus	26,185	26,155
Retained earnings	11,565	11,087
Accumulated other comprehensive (loss) income, net of tax	(2,098)	(1,387)
Less: Treasury stock, at cost (25,702 and 15,559 shares, respectively)	(563)	(352)

Total stockholders’ equity	36,462	36,876

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$460,314	$468,546

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands, execept share and per share amounts)

	Three Months Ended
	March 31,
	2006	2005
INTEREST INCOME
Loans	$4,615	$3,528
Federal funds sold/Interest bearing deposits at other banks	11	36
Securities:
Taxable	1,104	1,145
Non-taxable	474	490

Total interest income	6,204	5,199
INTEREST EXPENSE
Deposits	1,895	1,250
Other borrowings	483	444
Junior subordinated debentures	192	143

Total interest expense	2,570	1,837

NET INTEREST INCOME	3,634	3,362
PROVISION FOR LOAN AND LEASE LOSSES	282	151

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,352	3,211

NON-INTEREST INCOME:
Bank charges	498	488
Insurance service and fees	2,177	2,027
Net gain on sales of securities	—	93
Premium on loans sold	3	9
Bank-owned life insurance	105	103
Other	373	308

Total non-interest income	3,156	3,028

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,501	2,367
Occupancy	532	508
Supplies	85	105
Repairs and maintenance	137	148
Advertising and public relations	71	161
Professional services	144	289
Amortization of intangibles	130	127
Other Insurance	87	94
Other	799	686

Total non-interest expense	4,486	4,485

INCOME BEFORE INCOME TAXES	2,022	1,754

INCOME TAXES	616	492

NET INCOME	$1,406	$1,262

Net income per common share-basic	$0.52	$0.46

Net income per common share-diluted	$0.52	$0.46

Cash dividends per common share	$0.34	$0.32

Weighted average number of common shares	2,722,950	2,720,580

Weighted average number of diluted shares	2,724,583	2,723,634

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total
Balance, January 1, 2005	$1,307	$23,361	$10,808	$563	$(565)	$35,474
Comprehensive income:
Net income			1,262			1,262

Unrealized loss on available-for-sale securities, net of tax effect of $935 and reclassification adjustment of $(93)				(1,466)		(1,466)

Total comprehensive income						(204)

Cash dividends ($0.32 per common share)			(857)			(857)

Stock options expense		45				45

Purchased 2,730 shares for treasury					(61)	(61)

Balance, March 31, 2005	$1,307	$23,406	$11,213	$(903)	$(626)	$34,397

Balance, January 1, 2006	$1,373	$26,155	$11,087	$(1,387)	$(352)	$36,876

Comprehensive income:
Net Income			1,406			1,406

Unrealized loss on available-for-sale securities, net of tax effect of $453				(711)		(711)

Total comprehensive income						695

Cash dividends ($0.34 per common share)			(928)			(928)

Stock options expense		30				30

Purchased 10,100 shares for treasury					(211)	(211)

Balance, March 31, 2006	$1,373	$26,185	$11,565	$(2,098)	$(563)	$36,462

See Notes to Unaudited Consolidated Financial Statements

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES:
Interest received	$6,125	$5,061
Fees received	3,098	2,832
Interest paid	(2,607)	(1,748)
Cash paid to employees and suppliers	(3,909)	(4,014)
Income taxes paid	(108)	(131)

Net cash provided by operating activities	2,599	2,000

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(82)	(16,105)
Proceeds from sales	—	1,070
Proceeds from maturities	5,419	4,817
Held to maturity securities:
Purchases	(240)	(94)
Proceeds from maturities	92	1,120
Additions to properties and equipment	(201)	(739)
Increase in loans, net of repayments	(2,153)	(6,449)
Proceeds from sales of loans	492	1,201
Cash paid on earn-out agreements	(56)	(279)

Net cash provided by (used in) investing activities	3,271	(15,458)

FINANCING ACTIVITIES:
Repayments of short-term borrowings	(38,205)	(25,100)
Repayments of long-term borrowings	(2,033)	(2,405)
Increase in deposits	31,431	55,122
Dividends paid	(928)	—
Purchase of treasury stock	(211)	(61)

Net cash (used in) provided by financing activities	(9,946)	27,556

Net (decrease) increase in cash and equivalents	(4,076)	14,098

CASH AND CASH EQUIVALENTS:
Beginning of period	15,635	8,124

End of period	$11,559	$22,222

(continued)

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands)

	Threee Months Ended
	March 31,
	2006	2005
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income	$1,406	$1,262

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	411	471
Defered (benefit) tax expense	(215)	(132)
Provision for loan and lease losses	282	151
Net gain on sales of securities	—	(93)
Premiums on loans sold	(3)	(9)
Stock options expense	30	45
Changes in assets and liabilities affecting cash flow:
Other assets	(155)	(625)
Other liabilities	843	930

NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,599	$2,000

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct, wholly-owned subsidiaries: (i) Evans National Bank (the “Bank”), and its subsidiaries, Evans National Leasing, Inc. (“ENL”) and Evans National Holding Corp. (“ENHC”); and (ii) Evans National Financial Services, Inc. (“ENFS”), and its subsidiary ENB Insurance Agency, Inc. (“ENBI”) and its subsidiaries, Frontier Claims Services, Inc. (“FCS”) and ENB Associates Inc. (“ENB”), in the preparation of the accompanying interim unaudited consolidated financial statements conform with accounting principles generally accepted in the United States of America and with general practice within the banking industry. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

2.	SECURITIES

Securities which the Company has the positive ability and intent to hold to maturity are stated at amortized cost. Securities which the Company has identified as available-for-sale are stated at fair value with changes in fair value included as a component of stockholders’ equity. Available for sale securities are net of unrealized losses of $3.3 million and $2.1 million as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, the securities portfolio did not contain any other than temporary declines in fair value.

3.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses represents the amount charged against the Bank’s earnings to establish an allowance for probable loan and lease losses based on the Bank’s management’s evaluation of the loan and lease portfolio. Factors considered by the Bank’s management in establishing the allowance include: the collectibility of individual loans and leases, current loan and lease concentrations, charge-off history, delinquent loan and lease percentages, input from regulatory agencies and general economic conditions.

On a quarterly basis, management of the Bank meets to review and determine the adequacy of the allowance for loan and lease losses. In making this determination, the Bank’s management analyzes the ultimate collectibility of the loans and leases in its portfolio by incorporating feedback provided by the Bank’s internal loan staff, an independent internal loan review function and information provided by examinations performed by regulatory agencies.

The analysis of the allowance for loan and lease losses is composed of three components: specific credit allocation, general portfolio allocation and subjectively by determined allocation. The specific credit allocation includes a detailed review of the credit in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures,” and allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the actual credit rating of the loan or lease.

The subjective portion of the allowance reflects management’s evaluation of various conditions, and involves a higher degree of uncertainty because this component of the allowance is not identified with specific problem credits of portfolio segments. The conditions evaluated in connection with this component include the following: industry and regional conditions; seasoning of the loan and lease portfolio and changes in the composition of and growth in the loan and lease portfolio; the strength and duration of the business cycle; existing general economic and business conditions in the lending areas; credit quality trends in nonaccruing loans and leases; historical loan and lease charge-off experience; and the results of bank regulatory examinations.

The following table sets forth information regarding the allowance for loan and lease losses for the three month periods ended March 31, 2006 and 2005.
Allowance for loan losses

	Three months ended March 31,
	2006	2005
	(in thousands)
Beginning balance, January 1	$3,211	$2,999
Charge-offs:
Commercial	(100)	—
Real estate mortgages	—	—
Installment loans	(5)	(3)
Overdrafts	(6)	—
Direct financing leases	(47)	—

Total charge-offs	(158)	(3)

Recoveries:
Commercial	—	—
Real estate mortgages	—	—
Installment loans	9	—
Overdrafts	6	—
Direct financing leases	14	32

Total recoveries	29	32

Net (charge-offs) recoveries	(129)	29
Provision for loan and lease losses	282	151

Ending balance, March 31	$3,364	$3,179

Ratio of net charge-offs to average net loans and leases outstanding (annualized)	0.20%	(0.05)%

4.	PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. The Company’s potential dilutive securities included 1,633 dilutive shares for the three month period ended March 31, 2006. There were 3,054 dilutive shares for the three month period ended March 31, 2005. On February 22, 2006, the Company declared a cash dividend of $0.34 per share payable on April 3, 2006 to shareholders of record as of March 13, 2006. All share and per share amounts have been adjusted to reflect a 5% stock dividend paid in December 2005.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share,” these shares were not included in calculating diluted earnings per share. As of March 31, 2006 and 2005, there were 59 thousand and 27 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive.

5.	TREASURY STOCK

During the quarter ended March 31, 2006 the Company repurchased 10,100 shares of common stock at an average cost of $20.94 per share, pursuant to the Company’s publicly announced common stock repurchase program.

6.	SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three month periods ended March 31, 2006 and 2005.
Three Months Ended
March 31, 2006
(in thousands)

		Insurance
	Banking Activities	Agency Activities	Total
Net interest income (expense)	$3,752	($118)	$3,634

Provision for loan and lease losses	282	—	282

Net interest income (expense) after provision for loan and lease losses	3,470	(118)	3,352

Non-interest income	979	—	979

Insurance commissions and fees	—	2,177	2,177

Non-interest expense	3,282	1,204	4,486

Income before income taxes	1,167	855	2,022

Income taxes	274	342	616

Net income	$893	$513	$1,406

Three Months Ended
March 31, 2005
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$3,449	($87)	$3,362

Provision for loan and lease losses	151	—	151

Net interest income (expense) after provision for loan and lease losses	3,298	(87)	3,211

Non-interest income	1,001	—	1,001

Insurance commission and fees	—	2,027	2,027

Non-interest expense	3,240	1,245	4,485

Income before income taxes	1,059	695	1,754

Income taxes	214	278	492

Net income	$845	$417	$1,262

7.	CONTINGENT LIABILITIES AND COMMITMENTS

The unaudited consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities consist of commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at March 31, 2006 and 2005 is as follows:

	2006	2005
	(in thousands)
Commitments to extend credit	$69,600	$58,098

Standby letters of credit	1,996	2,144

Total	$71,596	$60,242

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

The Company is subject to possible litigation proceedings in the normal course of business. As of March 31, 2006, there were no claims pending against the Company that management considered to be significant.

8.	RECLASSIFICATIONS

Certain reclassifications have been made to the 2005 consolidated financial statements to conform with the presentation used in 2006.

9.	NET PERIODIC BENEFIT COSTS

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

The following table represents net periodic benefit costs recognized:

	Three months ended March 31,
	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2006	2005	2006	2005
Service cost	$79	$72	$29	$26
Interest cost	49	44	38	37
Expected return on plan assets	(58)	(48)	—	—
Amortization of prior service cost	(4)	(4)	14	15
Amortization of the net loss	6	1	4	4

Net periodic benefit cost	$72	$65	$85	$82

10.	STOCK-BASED COMPENSATION
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. In 2005, the Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The Company adopted SFAS No. 123(R), using the modified-prospective method, beginning January 1, 2006. Based on the terms of its equity compensation plans, the adoption of SFAS No. 123(R ) did not require the Company to record a cumulative effect of adjustment. The Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.
In the first quarter of 2006, because the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation, and SFAS No. 123(R) were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or our results of operations. Further, the Company believes the adoption of SFAS No. 123(R) will not have a material impact on the Company’s future stock-based compensation expense.
Under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan, as amended (the “Option Plan”), the Company may grant options to officers, directors and key employees for up to 289,406 shares of common stock (as adjusted for stock dividends). Under the Option Plan, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. The Company normally issues shares out of its treasury for any options exercised. The options have vesting schedules from 1 1/2 years through 9 years. At March 31, 2006, there were a total of 196,970 shares available for grant under the Option Plan.
As of December 31, 2005 there were 88,577 stock options outstanding under the Option Plan with a weighted-average exercise price of $21.32. During the three month period ended March 31, 2006 there were no options granted, exercised, forfeited, or expired. At March 31, 2006 there were 38,502 options exercisable at a weighted average exercise price of $21.77, no intrinsic value, and a weighted-average remaining contractual term of 8.10 years. At March 31, 2006 there were 88,577 stock options outstanding under the Option Plan with a weighted-average exercise price of $21.32, no intrinsic value, and a weighted-average remaining contractual term of 8.31 years.
On February 18, 2003, the Board of Directors of the Company adopted the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of March 31, 2006, there were 89,863 shares of common stock available to issue to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. The Company grants options on January 1 and July 1 of each year during the term of the Purchase Plan. The purchase price of the stock is 85% of the lower of its price on the grant date or the exercise date. Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes-Merton model.

As of March, 31, 2006, there was approximately $181 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.6 years. This expected cost does not include the impact of any future stock-based compensation awards. The compensation cost charged against income for those plans was $30 thousand and $47 thousand for three month periods ended March 31, 2006 and 2005, respectively.
11.	RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 became effective for the Company on January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on the consolidated financial statements. The Company will continue to apply the requirements of SFAS No. 154 to any future accounting changes and error corrections.
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
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The Company’s Unaudited Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Company’s Unaudited Consolidated Financial Statements and

Notes. These estimates, assumptions and judgments are based on information available as of the date of the Unaudited Consolidated Financial Statements. Accordingly, as this information changes, the Unaudited Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.
The most significant accounting policies followed by the Company are presented in Note 1 to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K. These policies, along with the disclosures presented in the other Notes to the Company’s Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are valued in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.
Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses and valuation of goodwill to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new information becomes available.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses represents management’s estimate of probable losses in the Bank’s loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the Unaudited Consolidated Balance Sheets. Note 1 to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K describes the methodology used to determine the allowance for loan and lease losses.
Goodwill
The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.
ANALYSIS OF FINANCIAL CONDITION
Average Balance Sheet
     The following table presents the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid for the periods indicated. The assets and liabilities are presented as daily averages. The average loan and lease balances include both performing and non-performing loans and leases. Investments are included at amortized cost. Yields are presented on a non-tax-equivalent basis.

		Three Months Ended			Three Months Ended
		March 31, 2006			March 31, 2005
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$257,874	$4,615	7.16%	$217,162	$3,528	6.50%
Taxable securities	112,352	1,104	3.93%	122,731	1,145	3.73%
Tax-exempt securities	45,479	474	4.17%	45,252	490	4.33%
Time deposits-other banks	—	—	—	872	3	1.54%
Federal funds sold	1,162	11	3.79%	6,726	33	1.92%

Total interest-earning assets	416,867	6,204	5.95%	392,743	5,199	5.30%

Non interest-earning assets

Cash and due from banks	12,642			17,289
Premises and equipment, net	8,156			8,030
Other assets	28,146			24,958
Total Assets	$465,811			$443,020

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
NOW	$11,562	$5	0.17%	$11,556	$6	0.19%
Regular savings	89,628	188	0.84%	100,287	219	0.87%
Muni-Vest savings	34,125	330	3.87%	50,201	286	2.28%
Time deposits	149,397	1,372	3.67%	106,170	739	2.78%
Other borrowed funds	51,495	466	3.62%	58,466	430	2.94%
Junior subordinated debentures	11,330	192	6.78%	11,330	143	5.04%
Securities sold U/A to repurchase	8,068	17	0.84%	7,335	14	0.78%

Total interest-bearing liabilities	355,605	$2,570	2.89%	345,345	$1,837	2.13%

Noninterest-bearing liabilities
Demand deposits	65,806			56,589
Other	7,006			5,452

Total liabilities	$428,417			$407,386

Stockholders’ equity	37,394			35,634

Total Liabilities and Equity	$465,811			$443,020

Net interest earnings		$3,634			$3,362

Net yield on interest earning assets			3.49%			3.42%

Interest rate spread			3.06%			3.17%

Loan and Lease Activity
     Total gross loans and leases grew to $261.5 million at March 31, 2006, reflecting a 0.6% or $1.5 million increase from December 31, 2005. Gross loans and leases are net of $4.9 million and $4.0 million unearned income on direct financing leases as of March 31, 2006 and December 31, 2005, respectively. Commercial loans and leases totaled $181.9 million at March 31, 2006, reflecting a 0.4% or $0.7 million decrease from December 31, 2005. Increases in direct financing leases of $3.7 million, were offset by declines in commercial real estate, installment loans and lines of credit. Consumer loans totaled $78.9 million at March 31, 2006, reflecting a 2.8% or $2.1 million increase from December 31, 2005. Increases in consumer real estate and home equity loans of $1.6 million and $0.9 million, respectively, were largely responsible for this increase. The Bank continues to sell certain fixed rate residential mortgages originated below a designated interest level to the Federal National Mortgage Association (“FNMA”), while maintaining the servicing rights for those mortgages. During the first quarter 2006, the Bank sold mortgages to FNMA totaling $0.5 million as compared to $1.2 million during the first quarter 2005. At March 31, 2006, the Bank had a loan servicing portfolio principal balance of $28.9 million upon which it earns servicing fees, compared to $28.8 million at December 31, 2005.
Loan and Lease Portfolio Composition
     The following table presents selected information on the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated.

	March 31, 2006	Percentage	December 31, 2005	Percentage
	(in thousands)		(in thousands)
Commercial Loans and Leases
Real Estate	$134,092	51.3%	$135,425	52.1%
Installment	17,741	6.8%	18,588	7.1%
Direct Financing Leases	20,685	7.9%	16,945	6.5%
Lines of Credit	9,365	3.6%	11,603	4.5%
Cash Reserve	52	0.0%	38	0.0%

Total Commercial Loans and leases	181,935	69.6%	182,599	70.2%

Consumer Loans
Real Estate	42,155	16.1%	40,586	15.6%
Home Equity	34,007	13.0%	33,114	12.7%
Installment	2,236	0.9%	2,254	0.9%
Overdrafts	115	0.0%	219	0.1%
Credit Card	273	0.1%	307	0.1%
Other	113	0.0%	288	0.1%

Total Consumer Loans	78,899	30.1%	76,768	29.5%

Net Deferred Costs & Unearned Discounts	671	0.3%	654	0.3%

Total Loans and Leases	261,505	100.0%	260,021	100.0%

Allowance for Loan and Lease Losses	(3,364)		(3,211)

Loans and Leases, net	$258,141		$256,810

     Net charge-offs were $129 thousand in the first quarter of 2006 as compared to net recoveries of $29 thousand in the first quarter of 2005. Non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled 0.38% of total loans and leases outstanding at March 31, 2006 as compared to 0.72 % at December 31, 2005. The allowance for loan and lease losses totaled $3.4 million or 1.29% of total loans and leases outstanding at March 31, 2006 as compared to $3.2 million or 1.23% of total loans and leases outstanding at December 31, 2005.
     The adequacy of the Company’s allowance for loan and lease losses is reviewed quarterly by the Company’s management with consideration given to loan and lease concentrations, charge-off history, delinquent loan and lease percentages, and general economic conditions. Management believes the allowance for loan and lease losses is adequate for losses from existing loans and leases.

     The following table sets forth information regarding non-performing loans and leases as of the dates specified.

	March 31, 2006	December 31, 2005
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate
Residential 1-4 family	$—	$—
Commercial and multi-family	168	600
Construction	100	—
Second mortgages	—	—
Home equity lines of credit	—	—

Total mortgage loans on real estate	268	600

Direct financing leases	—	—

Commercial loans	625	1,175

Consumer installment loans
Personal	—	—
Credit cards	—	—
Other	—	—

Total consumer installment loans	—	—

Total non-accruing loans and leases	$893	$1,775

Accruing loans and leases 90+ days past due	111	95

Total non-performing loans and leases	1,004	1,870

Total non-performing loans and leases as a percentage of total assets	0.22%	0.41%
Total non-performing loans and leases as a of total loans and leases	0.38%	0.72%
     For the quarter ended March 31, 2006, gross interest income that would have been reported on non-accruing loans and leases, had they been current, was $34 thousand. There was no interest income included in net income for the quarter ended March 31, 2006 on non-accruing loans and leases. Non-accruing commercial loans declined $0.6 million in the three month period ended March 31, 2006 due mainly to a $0.5 million recovery on collateral for one significant non-accrual loan.
Investing Activities
     The Company’s securities portfolio decreased by 4.0%, or $6.5 million, to approximately $153.5 million at March 31, 2006, as compared to approximately $160.0 million at December 31, 2005. The decline in the securities portfolio was due in part to available funds being used for increased lending, along with repayments of short term borrowings. The Company monitors extension and prepayment risk in the portfolio to limit potential exposures. Management believes the average expected life of the portfolio is 3.6 years as of March 31, 2006, as compared to 3.5 as of December 31, 2005. Available-for-sale securities with a total fair value of $145.9 million at March 31, 2006 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
Funding Activities
     Total deposits during the quarter ended March 31, 2006, increased 9.3% to $368.2 million at March 31, 2006 from $336.8 million at December 31, 2005. Time deposits $100,000 and over increased 46.2% or $30.0 million in the quarter due in large part to successful bidding on large municipal deposits. Due to higher short-term interest rates, many municipalities have preferred short-term time deposit funding as an investment option. Muni-vest deposits increased 39.1% or $10.8 million due to the normal inflow of municipal tax receipts, which occurs during the first quarter of the calendar year. Core deposits (all deposits excluding time deposits greater than $100,000) increased 0.5% or $1.4 million during the quarter ended March 31, 2006. Demand deposits decreased 11.3%, NOW accounts decreased 7.0% and federal funds purchased and securities sold under agreement to repurchase decreased 40.3% or $3.6 million from December 31, 2005, which is mainly attributable to the pay down of federal funds purchased with the additional municipal funding garnered in the first quarter of 2006. Balances in demand deposits, NOW accounts and securities sold under agreement to repurchase vary from day to day based on customer transaction volume and represents normal deposit activity.
     The Company also uses borrowings from other correspondent banks and the Federal Home Loan Bank of New York as sources of funding. There was no short-term borrowing at March 31, 2006 as compared to $34.6 million at December 31, 2005. The decrease from December 31, 2005 is due largely to a decline in short-term borrowing caused by seasonal fluctuations in municipal deposit accounts.
ANALYSIS OF RESULTS OF OPERATIONS
Net Income
     Net income was $1.4 million or $0.52 per basic and diluted share for the three months ended March 31, 2006, as compared to $1.3 million or $0.46 per basic and diluted share for the same period in 2005. Net income represented a return on average assets of 1.21% and 1.14% for the three month periods ended March 31, 2006 and 2005. The return on average equity was 15.04% and 14.17% for the three months periods ended March 31, 2006 and 2005, respectively.
Other Operating Results
     Net interest income for the three month period ended March 31, 2006 was $3.6 million, an increase of $0.3 million over the same period in 2005, and is primarily as a result interest income growth related to the loan and lease portfolio, offset by increased interest expense on deposits.
     The net interest margin for the three month period ended March 31, 2006 was 3.49% as compared to 3.42% for the same period in 2005. The increase was the result of a 65 basis point increase in interest earning assets, mainly attributable to an increase in the volume of loans and leases as well as increased yields on loans and leases. Interest free funds also contributed 43 basis points in the three month period ended March 31, 2006 due to an increase in average demand deposits, compared to a 25 basis point contribution in the same period of 2005. These were partially offset by an increase in the Bank’s cost of interest-bearing liabilities, which increased to 2.89% from 2.13% in 2005. Higher interest rates on federal funds purchased and time deposits were the primary drivers of this increase in cost of funds.
     The provision for loan and lease losses for the three month period ended March 31, 2006 increased to $282 thousand from $151 thousand for the same period in 2005. The increase was a result of the Company’s expanding direct financing lease portfolio through Evans National Leasing, along with continued commercial loan growth. Commercial loans and direct financing leases tend to have a higher credit risk than consumer loans. The Bank continues to retain a high percentage of fixed rate residential loans originated during the three month period ended March 31, 2006 as opposed to selling in the secondary markets, based on an improving interest rate environment.
     Non-interest income was $3.2 million for the three month period ended March 31, 2006, an increase of $0.1 million, or 4.2% over the same period in 2005. This was primarily a result of increased insurance fee revenue for the three month period ended March 31, 2006, of $0.2 million or 7.4%, compared to the same period in 2005. The increased insurance fee revenue was primarily the result of increased profit sharing revenue at ENBI in the first quarter of 2006. Also contributing to the increase was increased fee income on the direct financing lease portfolio which has grown significantly since the first quarter of 2005. This increase was offset by a $0.1 million decline in gains on sales of securities, of which there were none in the three month period ended March 31, 2006.
     Non interest expense was $4.5 million for each of the three month periods ended March 31, 2006 and 2005. Salary and employee benefit expense for the three month period ended March 31, 2006 increased $0.1 from the same period in 2005, due to Company growth and merit pay increases awarded in early 2006. Advertising and public relations expense for the three month period ended March 31, 2006 declined $0.1 million from the same period in 2005, as expenses incurred in 2005 for the Bank’s new North Buffalo branch opening were not repeated in 2006. Professional services expense for the three month period ended March 31, 2006 declined $0.1 million from the same period in 2005 mainly attributable to expenses for certain revenue enhancement projects in 2005. Other expense for the three month period ended March 31, 2005 increased $0.1 million from the same period in 2005, mainly due to Company growth.

Income tax expense totaled $616 thousand for the three month period ended March 31, 2006, compared to $492 thousand for the same period in 2005. The effective tax rate for the three month period ended March 31, 2006 was 30.5%, compared to 28.1% for the same period in 2005. The increase is primarily a result of the decreased composition of non-taxable municipal securities interest income as a percentage of the overall investment portfolio and the larger contribution of non-tax advantaged income from insurance operations.
CAPITAL
     The Bank has consistently maintained regulatory capital ratios at, or above, federal “well capitalized” standards. Equity as a percentage of assets was 7.9% at both March 31, 2006 and December 31, 2005. Book value per common share was $13.41 at March 31, 2006, compared to $13.51 at December 31, 2005. Total stockholders’ equity was $36.5 million at March 31, 2006, down from $36.9 million at December 31, 2005. The decline is primarily attributable to the payment of dividends, and an increase in unrealized losses in the investment portfolio, which offset net income of $1.4 million in first quarter 2006.
LIQUIDITY
     The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the Federal Home Loan Bank (“FHLB”) the Bank is able to borrow funds at competitive rates. Advances of up to $45.0 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the discount window. Additionally, the Company has access to capital markets as a funding source.
     Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available-for-sale from time-to-time without the need to incur significant losses. At March 31, 2006, approximately 8.4% of the Bank’s securities had contractual maturity dates of one year or less and approximately 32.6% had maturity dates of five years or less. Available assets of $153.6 million, less public and purchased funds of $180.8 million, resulted in a long-term liquidity ratio of 85% at March 31, 2006, versus 90% at December 31, 2005.
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
     Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Bank’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Bank to interest rate risk, which occurs when assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Bank is subject to the effects of changing interest rates. The Bank measures interest rate risk by calculating the variability of net interest income in the future periods under various interest rate scenarios using projected balances for interest-earning assets and interest-bearing liabilities. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income to changes in net interest rates. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans, and investment securities and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analysis of market values of the Bank’s financial instruments and changes to such market values given changes in the interest rates.

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
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

	Calculated (decrease) increase
	in projected annual net interest income
	(in thousands)
	March 31, 2006	December 31, 2005
Changes in interest rates

+200 basis points	(1,016)	(777)
+100 basis points	(504)	(386)

-100 basis points	447	337
-200 basis points	761	542
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
ITEM 4 — CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2006 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table includes all Company repurchases of its common stock, $0.50 par value, made on a monthly basis during the period covered by this Report, including those made pursuant to publicly announced plans, or programs.

			Total number of
			shares purchased as	Maximum number of
	Total number	Average price	part of publicly	shares that may yet be
	of shares	paid	announced plans or	purchased under the
Period	purchased	per share	programs	plans or programs
January 2006
(January 1, 2006 through January 31, 2006)	3,800	$21.16	3,800	67,665
February 2006
(February 1, 2006 through February 28, 2006)	5,300	$20.90	5,300	62,365
March 2006
(March 1, 2006 through March 31, 2006)	1,000	$20.29	1,000	61,365

Total	10,100	$20.94	10,100

All of the foregoing shares were purchased in open market transactions. On August 18, 2005, the Company announced that its Board of Directors authorized a common stock repurchase program, pursuant to which the Company may repurchase of up to 75,000 shares of the Company’s common stock over the next two years, unless the program is terminated earlier. The Company did not make any repurchases during the quarter ended March 31, 2006 other than pursuant to this publicly announced program, and there were no other publicly announced plans or programs outstanding during the quarter ended March 31, 2006.

ITEM 6 – EXHIBITS

Exhibit No.	Name	Page No.
10.1	Summary of Compensation Agreements for Named Executive Officers and Directors	23

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	24

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	25

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	26

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	27

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Evans Bancorp, Inc.

DATE May 12, 2006	/s/ James Tilley James Tilley
President and CEO
(On Behalf of the Registrant and as Principal Executive Officer)

DATE May 12, 2006	/s/ Mark DeBacker
Mark DeBacker
Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Name	Page No.
10.1	Summary of Compensation Agreements for Named Executive Officers and Directors	23

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	24

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	25

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	26

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	27