Form 10-Q
period 2006-06-30
EVANS BANCORP INC
filed 2006-08-04
CIK 842518

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2006

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
Common Stock, $.50 par value 2,725,601 shares as of August 2, 2006

INDEX
EVANS BANCORP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents:
Cash and due from banks	$13,110	$15,635
Securities:
Available for sale, at fair value	143,627	155,610
Held to maturity, at amortized cost	4,429	4,342
Loans and leases, net of allowance for loan and lease losses of $3,604 in 2006 and $3,211 in 2005	269,383	256,810
Properties and equipment, net	8,161	8,151
Goodwill	9,639	9,639
Intangible assets	2,704	2,728
Bank-owned life insurance	9,819	9,586
Other assets	7,193	6,045

TOTAL ASSETS	$468,065	$468,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$68,178	$71,183
NOW	11,636	12,401
Regular savings	89,748	86,558
Muni-vest	34,676	27,521
Time	138,770	139,145

Total deposits	343,008	336,808
Federal funds purchased and agreements to repurchase securities	5,934	8,985
Other short-term borrowings	32,178	34,585
Other liabilities	7,512	6,629
Junior subordinated debentures	11,330	11,330
Long-term borrowings	30,874	33,333

Total liabilities	430,836	431,670

CONTINGENT LIABILITIES AND COMMITMENTS
STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value; 10,000,000 shares authorized; 2,745,338 and 2,745,338 shares issued, respectively, and 2,727,101 and 2,729,779 shares outstanding, respectively	1,373	1,373
Capital surplus	26,153	26,155
Retained earnings	12,636	11,087
Accumulated other comprehensive loss, net of tax	(2,543)	(1,387)
Less: Treasury stock, at cost (18,237 and 15,559 shares, respectively)	(390)	(352)

Total stockholders’ equity	37,229	36,876

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$468,065	$468,546

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands, except share and per share amounts)

	Three Months Ended
	June 30,
	2006	2005
INTEREST INCOME
Loans	$4,892	$3,886
Federal funds sold/Interest bearing deposits at other banks	19	63
Securities:
Taxable	1,075	1,257
Non-taxable	483	488

Total interest income	6,469	5,694
INTEREST EXPENSE
Deposits	2,126	1,599
Other borrowings	557	342
Junior subordinated debentures	206	158

Total interest expense	2,889	2,099
NET INTEREST INCOME	3,580	3,595
PROVISION FOR LOAN AND LEASE LOSSES	228	188

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,352	3,407
NON-INTEREST INCOME:
Bank charges	477	500
Insurance service and fees	1,510	1,549
Net gain on sales of securities	—	12
Premium on loans sold	1	3
Bank-owned life insurance	128	103
Life insurance proceeds	—	80
Other	423	260

Total non-interest income	2,539	2,507
NON-INTEREST EXPENSE:
Salaries and employee benefits	2,440	2,280
Occupancy	501	480
Supplies	83	92
Repairs and maintenance	134	146
Advertising and public relations	190	112
Professional services	251	259
Amortization of intangibles	135	127
Other Insurance	90	102
Other	660	704

Total non-interest expense	4,484	4,302

INCOME BEFORE INCOME TAXES	1,407	1,612
INCOME TAXES	336	437

NET INCOME	$1,071	$1,175

Net income per common share-basic	$0.39	$0.44

Net income per common share-diluted	$0.39	$0.44

Cash dividends per common share	$0.00	$0.00

Weighted average number of common shares	2,724,710	2,723,641

Weighted average number of diluted shares	2,727,803	2,726,588

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands, except share and per share amounts)

	Six Months Ended
	June 30,
	2006	2005
INTEREST INCOME
Loans	$9,507	$7,414
Federal funds sold/Interest bearing deposits at other banks	30	99
Securities:
Taxable	2,179	2,402
Non-taxable	957	978

Total interest income	12,673	10,893
INTEREST EXPENSE
Deposits	4,021	2,849
Other borrowings	1,040	786
Junior subordinated debentures	398	301

Total interest expense	5,459	3,936
NET INTEREST INCOME	7,214	6,957
PROVISION FOR LOAN AND LEASE LOSSES	510	339

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,704	6,618
NON-INTEREST INCOME:
Bank charges	975	988
Insurance service and fees	3,687	3,576
Net gain on sales of securities	—	105
Premium on loans sold	4	12
Bank-owned life insurance	233	206
Life insurance proceeds	—	80
Other	796	568

Total non-interest income	5,695	5,535
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,941	4,647
Occupancy	1,033	988
Supplies	168	197
Repairs and maintenance	271	294
Advertising and public relations	261	273
Professional services	395	548
Amortization of intangibles	265	254
Other Insurance	177	196
Other	1,459	1,390

Total non-interest expense	8,970	8,787

INCOME BEFORE INCOME TAXES	3,429	3,366
INCOME TAXES	952	929

NET INCOME	$2,477	$2,437

Net income per common share-basic	$0.91	$0.90

Net income per common share-diluted	$0.91	$0.90

Cash dividends per common share	$0.34	$0.32

Weighted average number of common shares	2,723,835	2,722,118

Weighted average number of diluted shares	2,725,870	2,725,411

See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2005	$1,307	$23,361	$10,808	$563	$(565)	$35,474
Comprehensive income:
Net income			2,437			2,437
Unrealized loss on available-for-sale securities, net of tax effect of $247 and reclassification adjustment of $(105)				(387)		(387)

Total comprehensive income						2,050

Cash dividends ($0.32 per common share)			(857)			(857)
Stock options expense		94				94
Reissued 7,760 shares treasury stock under dividend reinvestment plan			2		176	178
Reissued 5,057 shares treasury stock under employee stock purchase plan			(23)		115	92
Reissued 840 shares treasury stock under director stock option plan			(2)		19	17
Purchased 11,760 shares for treasury					(262)	(262)

Balance, June 30, 2005	$1,307	$23,455	$12,365	$176	$(517)	$36,786

Balance, January 1, 2006	$1,373	$26,155	$11,087	$(1,387)	$(352)	$36,876
Comprehensive income:
Net Income			2,477			2,477
Unrealized loss on available-for-sale securities, net of tax effect of $737				(1,156)		(1,156)

Total comprehensive income						1,321

Cash dividends ($0.34 per common share)			(928)			(928)
Stock options expense		60				60
Reissued 9,642 shares treasury stock under dividend reinvestment plan		(33)			219	186
Reissued 5,773 shares treasury stock under employee stock purchase plan		(29)			129	100
Purchased 18,050 shares for treasury					(386)	(386)

Balance, June 30, 2006	$1,373	$26,153	$12,636	$(2,543)	$(390)	$37,229

See Notes to Unaudited Consolidated Financial Statements

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES:
Interest received	$13,025	$11,080
Fees received	5,413	5,145
Interest paid	(5,523)	(3,717)
Cash paid to employees and suppliers	(7,806)	(7,499)
Income taxes paid	(897)	(702)
Proceeds from sale of loans held for resale	684	1,808
Originations of loans held for resale	(887)	(1,433)

Net cash provided by operating activities	4,009	4,682

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(333)	(23,085)
Proceeds from sales	—	7,062
Proceeds from maturities	10,328	13,871
Held to maturity securities:
Purchases	(2,052)	(1,799)
Proceeds from maturities	1,861	344
Additions to properties and equipment	(409)	(969)
Increase in loans, net of repayments	(12,943)	(23,582)
Acquisitions	(184)	—
Cash paid on earn-out agreements	(57)	(313)

Net cash used in investing activities	(3,789)	(28,471)

FINANCING ACTIVITIES:
Repayments of short-term borrowings	(5,458)	(26,766)
Repayments of long-term borrowings	(2,459)	(2,543)
Increase in deposits	6,200	60,117
Dividends paid	(928)	(857)
Purchase of treasury stock	(386)	(262)
Re-issuance of treasury stock	286	287

Net cash (used in) provided by financing activities	(2,745)	29,976
Net (decrease) increase in cash and equivalents	(2,525)	6,187

CASH AND CASH EQUIVALENTS:
Beginning of period	15,635	8,124

End of period	$13,110	$14,311

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands)

	Six Months Ended
	June 30,
	2006	2005

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income	$2,477	$2,437

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	861	978
Deferred tax benefit	(303)	(74)
Provision for loan and lease losses	510	339
Net gain on sales of securities	—	(105)
Premiums on loans sold	(4)	(12)
Stock options expense	60	94
Changes in assets and liabilities affecting cash flow:
Other assets	(325)	(316)
Other liabilities	733	1,341

NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,009	$4,682

See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
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
The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.
The results of operations for the three and six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
2.    SECURITIES
Securities which the Company has the positive ability and intent to hold to maturity are stated at amortized cost. Securities which the Company has identified as available-for-sale are stated at fair value with unrealized gains and losses excluded from earnings and reported net of deferred income taxes, in accumulated other comprehensive income (loss), a component of stockholders equity. Available-for-sale securities are net of unrealized losses of $4.0 million, $3.3 million and $2.1 million as of June 30, 2006, March 31, 2006, and December 31, 2005, respectively. As of June 30, 2006, March 31, 2006, and December 31, 2005, the securities portfolio did not contain any other than temporary declines in fair value.
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
The analysis of the allowance for loan and lease losses is composed of three components: specific credit allocation, general portfolio allocation and subjectively by determined allocation. The specific credit allocation includes a detailed review of the credit in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures,” and allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the actual credit rating of the loan or lease.

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
The following table sets forth information regarding the allowance for loan and lease losses for the six month periods ended June 30, 2006 and 2005.
Allowance for loan losses

	Six months ended June 30,
	2006	2005
	(in thousands)

Beginning balance, January 1	$3,211	$2,999
Charge-offs:
Commercial	(105)	(175)
Real estate mortgages	—	(1)
Installment loans	(28)	(42)
Overdrafts	(14)	—
Direct financing leases	(105)	—

Total charge-offs	(252)	(218)
Recoveries:
Commercial	41	—
Real estate mortgages	—	—
Installment loans	56	—
Overdrafts	9	—
Direct financing leases	29	45

Total recoveries	135	45

Net charge-offs	(117)	(173)
Provision for loan and lease losses	510	339

Ending balance, June 30	$3,604	$3,165

Ratio of net charge-offs to average net loans and leases outstanding (annualized)	0.09%	0.30%

4.    PER SHARE DATA
The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. The Company’s potential dilutive securities included 3,093 and 2,035 dilutive shares for the three and six month periods ended June 30, 2006. There were 2,947 and 3,293 dilutive shares for the three and six month periods ended June 30, 2005. On February 21, 2006, the Company declared a cash dividend of $0.34 per share payable on April 3, 2006 to shareholders of record as of March 13, 2006. All June 30, 2005 share and per share amounts have been adjusted to reflect a 5% stock dividend paid in December 2005.
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share,” these shares were not included in calculating diluted earnings per share. As of the three and six month periods ended June 30, 2006, there were approximately 46 thousand and 59 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive. As of the three and six month periods ended June

30, 2005, there were approximately 12 thousand shares that are not included in calculating diluted earnings per share because their effect was anti-dilutive.
5.    TREASURY STOCK
During the quarter ended June 30, 2006 the Company repurchased 7,950 shares of common stock at an average cost of $22.01 per share, pursuant to the Company’s publicly announced common stock repurchase program.
6.    SEGMENT INFORMATION
The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2006 and 2005.
Three Months Ended
June 30, 2006
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$3,694	$(114)	$3,580
Provision for loan and lease losses	228	—	228

Net interest income (expense) after provision for loan and lease losses	3,466	(114)	3,352
Non-interest income	1,029	—	1,029
Insurance service and fees	—	1,510	1,510
Non-interest expense	3,369	1,115	4,484

Income before income taxes	1,126	281	1,407
Income taxes	224	112	336

Net income	$902	$169	$1,071

Six Months Ended
June 30, 2006
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$7,446	$(232)	$7,214
Provision for loan and lease losses	510	—	510

Net interest income (expense) after provision for loan and lease losses	6,936	(232)	6,704
Non-interest income	2,008	—	2,008
Insurance service and fees	—	3,687	3,687
Non-interest expense	6,651	2,319	8,970

Income before income taxes	2,293	1,136	3,429
Income taxes	498	454	952

Net income	$1,795	$682	$2,477

Three Months Ended
June 30, 2005
(in thousands)

		Insurance
	Banking Activities	Agency Activities	Total
Net interest income (expense)	$3,691	$(96)	$3,595
Provision for loan and lease losses	188	—	188

Net interest income (expense) after provision for loan and lease losses	3,503	(96)	3,407
Non-interest income	958	—	958
Insurance service and fees	—	1,549	1,549
Non-interest expense	3,203	1,099	4,302

Income before income taxes	1,258	354	1,612
Income taxes	296	141	437

Net income	$962	$213	$1,175

Six Months Ended
June 30, 2005
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$7,140	$(183)	$6,957
Provision for loan and lease losses	339	—	339

Net interest income (expense) after provision for loan and lease losses	6,801	(183)	6,618
Non-interest income	1,959	—	1,959
Insurance service and fees	—	3,576	3,576
Non-interest expense	6,443	2,344	8,787

Income before income taxes	2,317	1,049	3,366
Income taxes	510	419	929

Net income	$1,807	$630	$2,437

7.    CONTINGENT LIABILITIES AND COMMITMENTS
The unaudited consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities consist of commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at June 30, 2006 and 2005 is as follows:

	2006	2005
	(in thousands)

Commitments to extend credit	$54,966	$65,716
Standby letters of credit	2,080	2,244

Total	$57,046	$67,960

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
The Company is subject to possible litigation proceedings in the normal course of business. As of June 30, 2006, there were no claims pending against the Company that management considered to be material.
8.    RECLASSIFICATIONS
Certain reclassifications have been made to the 2005 unaudited consolidated financial statements to conform with the presentation used in 2006.
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

The following table represents net periodic benefit costs recognized:
Three months ended June 30,
(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan
	2006	2005	2006	2005
Service cost	$79	$72	$29	$26
Interest cost	49	44	38	37
Expected return on plan assets	(58)	(48)	—	—
Amortization of prior service cost	(4)	(4)	14	15
Amortization of the net loss	6	1	4	4

Net periodic benefit cost	$72	$65	$85	$82

Six months ended June 30,
(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan
	2006	2005	2006	2005
Service cost	$158	$144	$58	$52
Interest cost	98	88	76	74
Expected return on plan assets	(116)	(96)	—	—
Amortization of prior service cost	(8)	(8)	28	30
Amortization of the net loss	12	2	8	8

Net periodic benefit cost	$144	$130	$170	$164

10.    STOCK-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. In 2005, the Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The Company adopted SFAS No. 123(R), using the modified-prospective method, beginning January 1, 2006. Based on the terms of its equity compensation plans, the adoption of SFAS No. 123(R) did not require the Company to record a cumulative effect of adjustment. The Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.
In the first six months of 2006, because the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation, and SFAS No. 123(R) were materially consistent under the Company’s valuation of its equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or the Company’s results of operations. Further, the Company believes the adoption of SFAS No. 123(R) will not have a material impact on the Company’s future stock-based compensation expense.
Under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan, as amended (the “Option Plan”), the Company may grant options to its officers, directors and key employees for up to 289,406 shares of common stock (as adjusted for stock dividends). Under the Option Plan, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. The Company normally issues shares out of its treasury for any options exercised. The options have vesting schedules from 1 1/2 years through 9 years. At June 30, 2006, there were a total of 196,970 shares available for grant under the Option Plan.
As of December 31, 2005 there were 88,577 stock options outstanding under the Option Plan with a weighted-average exercise price of $21.32. During the three and six month period ended June 30, 2006 there were no options granted, exercised, forfeited, or expired. At June 30, 2006 there were 88,577 stock options outstanding under the Option Plan with a weighted-average exercise price of $21.32, an intrinsic value of $93 thousand, and a weighted-average remaining contractual term of 8.06 years. At June 30, 2006 there were 38,502 options exercisable at a weighted average exercise price of $21.77, an intrinsic value of $23 thousand, and a weighted-average remaining contractual term of 7.85 years.
On February 18, 2003, the Board of Directors of the Company adopted the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of June 30, 2006, there were 84,090 shares of common stock available to issue to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. The Company grants options on January 1 and July 1 of each year during the term of the Purchase Plan. The purchase price of the stock is 85% of the lower of its price on the grant date or the exercise date. Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes-Merton model.
As of June 30, 2006, there was approximately $151 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s equity plans. That cost is expected to be recognized over a weighted-average period of 2.2 years. This expected cost does not include the impact of any future stock-based compensation awards. The compensation cost charged against income for those plans was $30 thousand and $60 thousand for the three and six month periods ended June 30, 2006, respectively, and $49 thousand and $96 thousand for the same periods of 2005.
11.    RECENT ACCOUNTING PRONOUNCEMENTS
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 156). This Statement amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. It permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. This Statement will be effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not expected to have a material impact on the Company’s financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. This interpretation will be effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.

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
These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Report on Form 10-Q, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”). Many of these factors are beyond the Company’s control and are difficult to predict.
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
ANALYSIS OF FINANCIAL CONDITION
Loan and Lease Activity
     Total gross loans and leases grew to $273.0 million at June 30, 2006, reflecting an $11.5 million or 4.4% increase from March 31, 2006 and a $13.0 million or 5.0% increase from December 31, 2005. Gross loans and leases are net of $6.3 million, $4.9 million and $4.0 million unearned income on direct financing leases as of June 30, 2006, March 31, 2006 and December 31, 2005, respectively. Commercial loans and leases totaled $190.0 million at June 30, 2006, reflecting an $8.1 million or 4.4% increase from March 31, 2006 and a $7.4 million or 4.1% increase from December 31, 2005. Growth in direct financing leases of $4.8 million or 23.1%, commercial real estate of $1.2 million or 0.9%, and commercial lines of credit of $1.3 million or 13.7%, were largely responsible for the increase from March 31, 2006. Growth in direct financing leases of $8.5 million or 50.2%, offset by decreases in commercial lines of credit of $1.0 million or 8.2% were largely responsible for the increase from December 31, 2005. Consumer loans totaled $82.3 million at June 30, 2006, reflecting a $3.4 million or 4.4% increase from March 31, 2006 and a $5.6 million or 7.3% increase from December 31, 2005. Consumer real estate loans increased $3.2 million or 7.5% from March 31, 2006 and $4.7 million or 11.7% from December 31, 2005. The Bank continues to sell certain fixed rate residential mortgages originated below a designated interest level to the Federal National Mortgage Association (“FNMA”), while maintaining the servicing rights for those mortgages. During the three month period ended June 30, 2006, the Bank sold mortgages to FNMA totaling $0.2 million, as compared to $0.1 million during the three month period ended June 30, 2005. During the six month period ended June 30, 2006, the Bank sold mortgages to FNMA totaling $0.7 million, as compared to $1.8 million during the six month period ended June 30, 2005. At June 30, 2006, the Bank had a loan servicing portfolio principal balance of $28.6 million upon which it earns servicing fees, as compared to $28.9 million at March 31, 2006, and $28.8 million at December 31, 2005.

Loan and Lease Portfolio Composition
     The following table presents selected information on the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated.

	June 30, 2006	Percentage	December 31, 2005	Percentage
	(in thousands)		(in thousands)
Commercial Loans and Leases
Real Estate	$135,259	49.6%	$135,425	52.1%
Installment	18,601	6.8%	18,588	7.1%
Direct Financing Leases	25,456	9.3%	16,945	6.5%
Lines of Credit	10,646	3.9%	11,603	4.5%
Cash Reserve	40	0.0%	38	0.0%

Total Commercial Loans and Leases	190,002	69.6%	182,599	70.2%
Consumer Loans
Real Estate	45,322	16.7%	40,586	15.6%
Home Equity	33,527	12.3%	33,114	12.7%
Installment	2,477	0.9%	2,254	0.9%
Overdrafts	603	0.2%	219	0.1%
Credit Card	269	0.1%	307	0.1%
Other	136	0.0%	288	0.1%

Total Consumer Loans	82,334	30.2%	76,768	29.5%
Net Deferred Costs & Unearned Discounts	651	0.2%	654	0.3%

Total Loans and Leases	272,987	100.0%	260,021	100.0%
Allowance for Loan and Lease Losses	(3,604)		(3,211)

Loans and Leases, net	$269,383		$256,810

     Net loan and lease recoveries were $12 thousand in the three month period ended June 30, 2006 as compared to net charge-offs of $202 thousand in the same period of 2005. Net charge-offs were $117 thousand for the six month period ended June 30, 2006 as compared to $173 thousand in the same period of 2005. Non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled 0.37% of total loans and leases outstanding at June 30, 2006 as compared to 0.38% at March 31, 2006 and 0.72% at December 31, 2005. The allowance for loan and lease losses totaled $3.6 million or 1.32% of total loans and leases outstanding at June 30, 2006 as compared to $3.4 million or 1.29% of total loans and leases at March 31, 2006 and $3.2 million or 1.23% of total loans and leases outstanding at December 31, 2005.
     The adequacy of the Company’s allowance for loan and lease losses is reviewed quarterly by the Company’s management with consideration given to loan and lease concentrations, charge-off history, delinquent loan and lease percentages, and general economic conditions. Management believes the allowance for loan and lease losses is adequate for losses from existing loans and leases.

     The following table sets forth information regarding non-performing loans and leases as of the dates specified.

	June 30, 2006	December 31, 2005
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate
Residential 1-4 family	$—	$—
Commercial and multi-family	160	600
Construction	100	—
Second mortgages	—	—
Home equity lines of credit	—	—

Total mortgage loans on real estate	260	600
Direct financing leases	—	—
Commercial loans	553	1,175
Consumer installment loans
Personal	—	—
Credit cards	—	—
Other	—	—

Total consumer installment loans	—	—
Total non-accruing loans and leases	$813	$1,775

Accruing loans and leases 90+ days past due	199	95

Total non-performing loans and leases	1,012	1,870

Total non-performing loans and leases as a percentage of total assets	0.22%	0.41%
Total non-performing loans and leases as a percentage of total loans and leases	0.37%	0.72%
     For the three and six month periods ended June 30, 2006, gross interest income that would have been reported on non-accruing loans and leases had they been current, was $20 thousand and $54 thousand, respectively. For the three and six month periods ended June 30, 2005, gross interest income that would have been reported on non-accruing loans and leases had they been current, was $36 thousand and $67 thousand, respectively. There was no interest income included in net income for the three and six month periods ended June 30, 2006 and 2005 on non-accruing loans and leases.
Investing Activities
     Total securities declined to $148.1 million at June 30, 2006, reflecting a $5.4 million or 3.5% decrease from March 31, 2006, and an $11.9 million or 7.4% decrease from December 31, 2005. The decline in the securities portfolio was due in part to available funds being used for increased lending. The Company monitors extension and prepayment risk in the portfolio to limit potential exposures. Management believes the average expected life of the portfolio is 3.7 years as of June 30, 2006, as compared to 3.6 years as of March 31, 2006 and 3.5 years as of December 31, 2005. Available-for-sale securities with a total fair value of $137.6 million at June 30, 2006 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
Funding Activities
     Total deposits at June 30, 2006 were $343.0 million, reflecting a $25.2 million or 6.9% decrease from March 31, 2006. The decrease in deposits from March 31, 2006 was primarily attributable to a decrease in time deposits of $30.9 million or 18.2%. Due to higher short-term rates, the Bank has elected to utilize, when favorable, short-term borrowings in place of higher cost time deposit funding. Short-term borrowing from other correspondent banks and the Federal Home Loan Bank of New York was $32.2 million at June 30, 2006 as compared to no short-term borrowings at March 31, 2006 and $37.1 million at December 31, 2005. Additionally, Muni-vest balances decreased $3.6 million or 9.4% from March 31, 2006 as municipalities generally draw from these funds deposited in the first fiscal quarter of the year throughout the remainder of the year to pay for their expenditures. These decreases were partially offset by increases of $5.0 million or 8.0% in demand deposits and $4.2 million or 4.9% in savings deposits, respectively, from March 31, 2006. Total deposits increased $6.2 million or 1.8% increase from December 31, 2005. The increase in deposits from December 31, 2005 was primarily attributable to an increase in muni-vest deposits of $7.2 million or 26.0%, which was the result of municipal tax collections in the first fiscal quarter of 2006. Additionally, savings deposits increased $3.2 million or 3.7% from December 31, 2005, while demand deposits decreased $3.0 million or 4.2% from December 31, 2005
ANALYSIS OF RESULTS OF OPERATIONS
Average Balance Sheet
     The following tables present the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid for the periods indicated. The assets and liabilities are presented as daily averages. The average loan and lease balances include both performing and non-performing loans and leases. Investments are included at amortized cost. Yields are presented on a non-tax-equivalent basis.

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$264,064	$4,892	7.41%	$232,111	$3,886	6.70%
Taxable securities	106,830	1,075	4.03%	133,412	1,257	3.77%
Tax-exempt securities	45,151	483	4.28%	46,371	488	4.21%
Federal funds sold	1,458	19	5.21%	5,188	63	4.86%

Total interest-earning assets	417,503	6,469	6.20%	417,082	5,694	5.46%

Non interest-earning assets:
Cash and due from banks	12,507			10,101
Premises and equipment, net	8,194			8,326
Other assets	28,865			26,157

Total Assets	$467,069			$461,666

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$11,659	$6	0.21%	$12,165	$5	0.18%
Regular savings	87,352	220	1.01%	94,666	194	0.82%
Muni-Vest savings	43,123	458	4.25%	64,377	437	2.71%
Time deposits	142,847	1,442	4.04%	128,648	963	2.99%
Other borrowed funds	53,715	546	4.07%	42,611	332	3.12%
Junior subordinated debentures	11,330	206	7.27%	11,330	158	5.58%
Securities sold U/A to repurchase	6,373	11	0.69%	5,324	10	0.73%

Total interest-bearing liabilities	356,399	$2,889	3.24%	359,121	$2,099	2.34%

Noninterest-bearing liabilities:
Demand deposits	66,149			60,958
Other	7,598			5,962

Total liabilities	$430,146			$426,041
Stockholders’ equity	36,923			35,625

Total Liabilities and Equity	$467,069			$461,666

Net interest earnings		$3,580			$3,595

Net yield on interest earning assets			3.43%			3.45%

Interest rate spread			2.96%			3.12%

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$260,986	$9,507	7.29%	$224,678	$7,414	6.60%
Taxable securities	109,928	2,179	3.96%	128,704	2,402	3.73%
Tax-exempt securities	45,314	957	4.22%	45,814	978	4.27%
Time deposits other banks	—	—	0.00%	433	3	1.39%
Federal funds sold	1,320	30	4.55%	8,827	96	2.18%

Total interest-earning assets	417,548	12,673	6.07%	408,456	10,893	5.33%

Non interest-earning assets:
Cash and due from banks	12,213			10,197
Premises and equipment, net	8,175			8,179
Other assets	28,507			25,562

Total Assets	$466,443			$452,394

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$11,611	$11	0.19%	$11,862	$11	0.19%
Regular savings	88,484	408	0.92%	97,461	413	0.85%
Muni-Vest savings	38,648	788	4.08%	57,328	722	2.52%
Time deposits	146,104	2,814	3.85%	117,471	1,703	2.90%
Other borrowed funds	52,611	1,012	3.85%	50,495	762	3.02%
Junior subordinated debentures	11,330	398	7.03%	11,330	301	5.31%
Securities sold U/A to repurchase	7,216	28	0.78%	6,324	24	0.76%

Total interest-bearing liabilities	356,004	$5,459	3.07%	352,271	$3,936	2.23%

Noninterest-bearing liabilities:
Demand deposits	65,978			58,785
Other	7,304			5,709

Total liabilities	$429,286			$416,765
Stockholders’ equity	37,157			35,629

Total Liabilities and Equity	$466,443			$452,394

Net interest earnings		$7,214			$6,957

Net yield on interest earning assets			3.46%			3.41%

Interest rate spread			3.00%			3.10%

Net Income
     Net income was $1.1 million or $0.39 per basic and diluted share for the three months ended June 30, 2006, as compared to $1.2 million or $0.44 per basic and diluted share for the same period in 2005. Net income represented a return on average assets of 0.92% and 1.02% for the three month periods ended June 30, 2006 and 2005, respectively. The return on average equity was 11.60% and 13.19% for the three month periods ended June 30, 2006 and 2005, respectively.
     On a year-to-date basis, net income was $2.5 million or $0.91 per basic and diluted share for the six months ended June 30, 2006, as compared to $2.4 million or $0.90 per basic and diluted share for the same period in 2005. Net income represented a return on average assets of 1.06% and 1.08% for the six month periods ended June 30, 2006 and 2005, respectively. The return on average equity was 13.33% and 13.68% for the six month periods ended June 30, 2006 and 2005, respectively.

Other Operating Results
     Net interest income for the three and six month periods ended June 30, 2006 was $3.6 million and $7.2 million, respectively, flat with and an increase of $0.3 million over the same periods in 2005. This is primarily a result of significant growth in the Bank’s loan and lease portfolio along with higher yields on loans and leases, offset by increased interest expense on time deposits and short-term borrowings.
     The net interest margin for the three and six month periods ended June 30, 2006 was 3.43% and 3.46%, respectively, as compared to 3.45% and 3.41% for the same periods in 2005. The return on interest earning assets increased 74 basis points in the three and six month periods ended June 30, 2006 mainly due to higher rates on loans and a greater concentration of higher-yielding leases. Interest free funds also contributed 47 basis points and 46 basis points in the three and six month periods ended June 30, 2006, respectively, due to an increase in average demand deposits, compared to a 33 basis point and 31 basis point contribution in the same periods of 2005. This strong growth of loans and leases and demand deposits was offset by an increase in the Bank’s cost of interest-bearing liabilities, which increased to 3.24% and 3.07% in the three and six month periods ended June 30, 2006, respectively, from 2.34% and 2.23% in the same periods of 2005. The rise in short-term interest rates on federal funds purchased and time deposits, as a result of the Federal Reserve Bank Open Market Committee’s policy decisions, were the primary drivers of this increase in cost of funds.
     The provision for loan and lease losses for the three and six month periods ended June 30, 2006 increased to $228 thousand and $510 thousand, respectively, from $188 thousand and $339 thousand for the same periods in 2005. The increase was a result of continued consumer and commercial loan growth, particularly the Bank’s expanding direct financing lease portfolio, through Evans National Leasing, which tends to have a higher credit risk than consumer loans and commercial loans collateralized by real estate.
     Non-interest income was $2.5 million for the three month period ended June 30, 2006, which is comparable to the $2.5 million in the same period of 2005. Non-interest income was $5.7 million for the six month period ended June 30, 2006, an increase of $0.2 million or 2.9% from the same period of 2005. Fee income on the expanding loan and lease portfolio, including a $45 thousand commercial prepayment penalty, along with increased ATM and interchange fee revenue from an increased ATM network contributed to non-interest income in the three and six month periods ended June 30, 2006. This was offset by a $0.1 million decrease in life insurance proceeds which were received in the second quarter of 2005, but not 2006. In the six month period ended June 30, 2006, increased insurance fee revenue of $0.1 million was primarily the result of increased profit sharing revenue at ENBI in the first quarter of 2006. This increase was offset by a $0.1 million decline in gains on sales of securities from the six month period ended June 30, 2005 to 2006.
     Non interest expense was $4.5 million for three month period ended June 30, 2006, an increase of $0.2 million or 4.2% from the same period in 2005. Non interest expense was $9.0 million for six month period ended June 30, 2006, an increase of $0.2 million or 2.1% from the same period in 2005. Salary and employee benefit expense for the three and six month periods ended June 30, 2006 increased $0.2 million and $0.3 million, respectively, from the same periods in 2005, due to Company growth, including a new director of internal audit, and merit pay increases awarded in early 2006. Advertising and public relations expense for the three month period ended June 30, 2006 increased $0.1 million from the same period in 2005 for expenses related to the Bank’s redesigned retail deposit product suite. Professional services expense for the six month period ended June 30, 2006 declined $0.2 million from the same period in 2005 mainly due to expenses for certain revenue enhancement projects in the same period of 2005. Other expense for the six month period ended June 30, 2006 increased $0.1 million from the same period in 2005, mainly due to Company growth.
     Income tax expense totaled $336 thousand and $952 thousand for the three and six month periods ended June 30, 2006, respectively, compared to $437 and $929 thousand for the same periods in 2005. The effective tax rate for the three and six month periods ended June 30, 2006 was 23.9% and 27.8%, respectively, compared to 27.1% and 27.6% for the same periods in 2005. The decrease in effective tax rate in 2006 is primarily due to the higher composition of tax advantaged banking division income in the second quarter of 2006.
CAPITAL
     The Bank has consistently maintained regulatory capital ratios at, or above, federal “well capitalized” standards. Equity as a percentage of assets was 8.0% at June 30, 2006 and 7.9% at both March 31, 2006 and December 31, 2005. Book value per common share was $13.65 at June 30, 2006, compared to $13.41 at March 31, 2006 and $13.51 at December 31, 2005. Total stockholders’ equity was $37.2 million at June 30, 2006, up from $36.5 million at March 31, 2006 and $36.9 million at December 31, 2005. The increase is primarily attributable to net income of $1.1 million and $2.5 million in the three and six month periods ended June 30, 2006, offset by $0.9 million in dividends in the six month period ended June 30, 2006 and an increase in unrealized losses in the investment portfolio of $0.5 million and $1.2 million in the three and six month periods ended June 30, 2006.
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
     Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available-for-sale from time-to-time without the need to incur significant losses. At June 30, 2006, approximately 8.3% of the Bank’s securities had contractual maturity dates of one year or less and approximately 32.6% had maturity dates of five years or less. Available assets of $149.1 million, less public and purchased funds of $195.3 million, resulted in a long-term liquidity ratio of 76% at June 30, 2006, versus 85% at March 31, 2005 and 90% at December 31, 2005.
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

     The following table demonstrates the possible impact of changes in interest rates on the Bank’s net interest income over a 12 month period of time:
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

	Calculated (decrease) increase in projected annual net interest income (in thousands)

	June 30, 2006	December 31, 2005
Changes in interest rates

+200 basis points	(808)	(777)
+100 basis points	(401)	(386)

-100 basis points	373	337
-200 basis points	606	542
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
ITEM 4 — CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2006 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table includes all Company repurchases of its common stock, $0.50 par value, made on a monthly basis during the period covered by this Report, including those made pursuant to publicly announced plans or programs.

			Total number of
			shares purchased as	Maximum number of
	Total number	Average price	part of publicly	shares that may yet be
	of shares	paid	announced plans or	purchased under the
Period	purchased	per share	programs	plans or programs
April 2006 (April 1, 2006 through	2,500	$20.54	2,500	58,865
April 30, 2006)
May 2006 (May 1, 2006	3,850	$22.62	3,850	55,015
through May 31, 2006)
June 2006 (June 1, 2006	1,600	$22.85	1,600	53,415
through June 30, 2006)

Total	7,950	$22.01	7,950

All of the foregoing shares were purchased in open market transactions. On August 18, 2005, the Company announced that its Board of Directors authorized a common stock repurchase program, pursuant to which the Company may repurchase of up to 75,000 shares of the Company’s common stock over the next two years, unless the program is terminated earlier. The Company did not make any repurchases during the quarter ended June 30, 2006 other than pursuant to this publicly announced program, and there were no other publicly announced plans or programs outstanding during the quarter ended June 30, 2006.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2006 Annual Shareholders meeting of the registrant was held on April 27, 2006. At the meeting LaVerne G. Hall, Robert G. Miller, Jr, John R. O’Brien, and James Tilley were re-elected as directors for a term of three years. The following table reflects the tabulation of votes with respect to each director who was elected at the 2006 annual meeting.

	Number of Votes
Director Nominees:	For:	Withheld:

LaVerne G. Hall	1,880,975	23,214
Robert G. Miller, Jr.	1,825,343	78,846
John R. O’Brien	1,839,560	64,629
James Tilley	1,874,370	29,819
The following directors also continue their terms as directors of the company following the 2006 annual meeting:
William F. Barrett
James E. Biddle, Jr.
Phillip Brothman
Kenneth C. Kirst
Mary Catherine Militello
David M. Taylor
Nancy W. Ware
Thomas H. Waring, Jr

ITEM 6 — EXHIBITS

Exhibit No.	Name	Page No.

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	27

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	28

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	29

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	30

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE August 4, 2006	/s/James Tilley James Tilley President and CEO (On Behalf of the Registrant and as Principal Executive Officer)

DATE August 4, 2006	/s/Mark DeBacker Mark DeBacker Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Name	Page No.
31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	27

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	28

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	29

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	30