Form 10-Q
period 2006-09-30
EVANS BANCORP INC
filed 2006-11-07
CIK 842518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2006

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
Common Stock, $.50 par value 2,730,483 shares as of October 31, 2006

INDEX
EVANS BANCORP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents:
Cash and due from banks	$11,740	$15,635

Securities:
Available for sale, at fair value	136,533	155,610
Held to maturity, at amortized cost	4,294	4,342

Loans and leases, net of allowance for loan and lease losses of $3,680 in 2006 and $3,211 in 2005	275,271	256,810

Properties and equipment, net	8,119	8,151
Goodwill	9,639	9,639
Intangible assets	2,566	2,728
Bank-owned life insurance	9,952	9,586
Other assets	7,340	6,045

TOTAL ASSETS	$465,454	$468,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$70,073	$71,183
NOW	11,542	12,401
Regular savings	90,085	86,558
Muni-vest	35,362	27,521
Time	152,105	139,145

Total deposits	359,167	336,808

Federal funds purchased and agreements to repurchase securities	9,352	8,985
Other short-term borrowings	14,207	34,585
Other liabilities	7,997	6,629
Junior subordinated debentures	11,330	11,330
Long-term borrowings	24,674	33,333

Total liabilities	426,727	431,670

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value; 10,000,000 shares authorized; 2,745,338 and 2,745,338 shares issued, respectively, and 2,722,401 and 2,729,779 shares outstanding, respectively	1,373	1,373
Capital surplus	26,179	26,155
Retained earnings	12,991	11,087
Accumulated other comprehensive loss, net of tax	(1,323)	(1,387)
Less: Treasury stock, at cost (22,937 and 15,559 shares, respectively)	(493)	(352)

Total stockholders’ equity	38,727	36,876

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$465,454	$468,546

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands, except share and per share amounts)

	Three Months Ended
	September 30,
	2006	2005
INTEREST INCOME
Loans	$5,242	$4,307
Federal funds sold/Interest bearing deposits at other banks	5	13
Securities:
Taxable	1,030	1,154
Non-taxable	470	478

Total interest income	6,747	5,952
INTEREST EXPENSE
Deposits	2,408	1,653
Other borrowings	469	368
Junior subordinated debentures	223	173

Total interest expense	3,100	2,194
NET INTEREST INCOME	3,647	3,758
PROVISION FOR LOAN AND LEASE LOSSES	305	215

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	3,342	3,543
NON-INTEREST INCOME:
Bank charges	533	558
Insurance service and fees	1,460	1,508
Net gain on sales of securities	114	2
Premium on loans sold	2	4
Bank-owned life insurance	132	96
Life insurance proceeds	—	15
Other	486	322

Total non-interest income	2,727	2,505
NON-INTEREST EXPENSE:
Salaries and employee benefits	2,403	2,296
Occupancy	496	497
Supplies	48	73
Repairs and maintenance	140	136
Advertising and public relations	82	105
Professional services	207	237
Amortization of intangibles	141	132
Other Insurance	79	86
Other	720	732

Total non-interest expense	4,316	4,294

INCOME BEFORE INCOME TAXES	1,753	1,754
INCOME TAXES	471	498

NET INCOME	$1,282	$1,256

Net income per common share-basic	$0.47	$0.46

Net income per common share-diluted	$0.47	$0.46

Cash dividends per common share	$0.34	$0.34

Weighted average number of common shares	2,724,940	2,721,633

Weighted average number of diluted shares	2,727,307	2,724,272

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands, execept share and per share amounts)

	Nine Months Ended
	September 30,
	2006	2005
INTEREST INCOME
Loans	$14,749	$11,721
Federal funds sold/Interest bearing deposits at other banks	35	112
Securities:
Taxable	3,209	3,556
Non-taxable	1,427	1,456

Total interest income	19,420	16,845
INTEREST EXPENSE
Deposits	6,429	4,502
Other borrowings	1,509	1,154
Junior subordinated debentures	621	474

Total interest expense	8,559	6,130
NET INTEREST INCOME	10,861	10,715
PROVISION FOR LOAN AND LEASE LOSSES	815	554

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	10,046	10,161
NON-INTEREST INCOME:
Bank charges	1,508	1,546
Insurance service and fees	5,147	5,084
Net gain on sales of securities	114	107
Premium on loans sold	6	16
Bank-owned life insurance	365	302
Life insurance proceeds	—	95
Other	1,282	890

Total non-interest income	8,422	8,040
NON-INTEREST EXPENSE:
Salaries and employee benefits	7,344	6,943
Occupancy	1,529	1,485
Supplies	216	270
Repairs and maintenance	411	430
Advertising and public relations	343	378
Professional services	602	785
Amortization of intangibles	406	386
Other Insurance	256	282
Other	2,179	2,122

Total non-interest expense	13,286	13,081

INCOME BEFORE INCOME TAXES	5,182	5,120
INCOME TAXES	1,423	1,427

NET INCOME	$3,759	$3,693

Net income per common share-basic	$1.38	$1.36

Net income per common share-diluted	$1.38	$1.36

Cash dividends per common share	$0.68	$0.65

Weighted average number of common shares	2,724,207	2,721,955

Weighted average number of diluted shares	2,726,486	2,725,745

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total
Balance, January 1, 2005	$1,307	$23,361	$10,808	$563	$(565)	$35,474
Comprehensive income:
Net Income			3,693			3,693
Unrealized loss on available-for-sale securities, net of tax effect of $918 and reclassification adjustment of $(107)				(1,439)		(1,439)

Total comprehensive income						2,254

Cash dividends ($0.65 per common share)			(1,762)			(1,762)
Stock options expense		148				148
Reissued 7,391 shares treasury stock under dividend reinvestment plan			2		176	178
Reissued 4,817 shares treasury stock under employee stock purchase plan			(23)		115	92
Reissued 800 shares treasury stock under director stock option plan			(2)		19	17
Purchased 16,400 shares for treasury					(380)	(380)

Balance, September 30, 2005	$1,307	$23,509	$12,716	$(876)	$(635)	$36,021

Balance, January 1, 2006	$1,373	$26,155	$11,087	$(1,387)	$(352)	$36,876
Comprehensive income:
Net Income			3,759			3,759
Unrealized gain on available-for-sale securities, net of reclassification adjustment of $(114) and tax effect of ($41)				64		64

Total comprehensive income						3,823

Cash dividends ($0.68 per common share)			(1,855)			(1,855)
Stock options expense		86				86
Reissued 9,642 shares treasury stock under dividend reinvestment plan		(33)			219	186
Reissued 5,773 shares treasury stock under employee stock purchase plan		(29)			129	100
Purchased 22,750 shares for treasury					(489)	(489)

Balance, September 30, 2006	$1,373	$26,179	$12,991	$(1,323)	$(493)	$38,727

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES:
Interest received	$19,721	$16,901
Fees received	8,054	7,314
Interest paid	(8,363)	(5,967)
Cash paid to employees and suppliers	(12,073)	(10,913)
Income taxes paid	(1,650)	(1,571)
Proceeds from sale of loans held for resale	1,599	2,569
Originations of loans held for resale	(1,593)	(2,052)

Net cash provided by operating activities	5,695	6,281

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(331)	(23,077)
Proceeds from sales	2,086	7,067
Proceeds from maturities	17,312	20,545
Held to maturity securities:
Purchases	(2,104)	(1,891)
Proceeds from maturities	2,048	695
Additions to properties and equipment	(588)	(1,119)
Increase in loans, net of repayments	(19,400)	(32,205)
Proceeds from life insurance	—	665
Acquisitions	(187)	(117)
Cash paid on earn-out agreements	(57)	(420)

Net cash used in investing activities	(1,221)	(29,857)

FINANCING ACTIVITIES:
Proceeds from borrowings	2,917	—
Repayments of short-term borrowings	(28,928)	(15,202)
Repayments of long-term borrowings	(2,659)	(9,072)
Increase in deposits	22,359	52,947
Dividends paid	(1,855)	(1,762)
Purchase of treasury stock	(489)	(380)
Re-issuance of treasury stock	286	287

Net cash (used in) provided by financing activities	(8,369)	26,818

Net (decrease) increase in cash and equivalents	(3,895)	3,242

CASH AND CASH EQUIVALENTS:
Beginning of period	15,635	8,124

End of period	$11,740	$11,366

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$3,759	$3,693

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,359	1,405
Deferred tax benefit	(102)	(109)
Provision for loan and lease losses	815	554
Net gain on sales of securities	(114)	(107)
Premiums on loans sold	(6)	(16)
Stock options expense	86	148
Net change in loans held for resale	—	517
Changes in assets and liabilities affecting cash flow:
Other assets	(1,286)	(1,001)
Other liabilities	1,184	1,197

NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,695	$6,281

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct, wholly-owned subsidiaries: (i) Evans National Bank (the “Bank”), and its subsidiaries, Evans National Leasing, Inc. (“ENL”) and Evans National Holding Corp. (“ENHC”); and (ii) Evans National Financial Services, Inc. (“ENFS”), and its subsidiary ENB Insurance Agency, Inc. (“ENBI”) and its subsidiaries, Frontier Claims Services, Inc. (“FCS”) and ENB Associates Inc. (“ENB”), in the preparation of the accompanying interim unaudited consolidated financial statements conform with U.S. generally accepted accounting principles and with general practice within the banking industry. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

The results of operations for the three and nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

2.	SECURITIES

Securities which the Company has the positive ability and intent to hold to maturity are stated at amortized cost. Securities which the Company has identified as available-for-sale are stated at fair value with unrealized gains and losses excluded from earnings and reported net of deferred income taxes, in accumulated other comprehensive income (loss), a component of stockholders equity. Available-for-sale securities are net of unrealized losses of $2.0 million and $2.1 million as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 and December 31, 2005, the securities portfolio did not contain any other than temporary declines in fair value.

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

The following table sets forth information regarding the allowance for loan and lease losses for the nine month periods ended September 30, 2006 and 2005.
Allowance for loan and lease losses

	Nine months ended September 30,
	2006	2005
	(in thousands)
Beginning balance, January 1	$3,211	$2,999
Charge-offs:
Commercial	(205)	(175)
Real estate mortgages	—	(2)
Installment loans	(42)	(84)
Overdrafts	(28)	(23)
Direct financing leases	(250)	(50)

Total charge-offs	(525)	(334)

Recoveries:
Commercial	48	40
Real estate mortgages	—	—
Installment loans	61	10
Overdrafts	15	6
Direct financing leases	55	51

Total recoveries	179	107

Net charge-offs	(346)	(227)

Provision for loan and lease losses	815	554

Ending balance, September 30	$3,680	$3,326

Ratio of net charge-offs to average net loans and leases outstanding (annualized)	0.17%	0.13%

4.	PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. The Company’s potential dilutive securities included 2,367 and 2,279 dilutive shares for the three and nine month periods ended September 30, 2006. There were 2,639 and 3,790 dilutive shares for the three and nine month periods ended September 30, 2005. On August 17, 2006, the Company declared a cash dividend of $0.34 per share payable on October 2, 2006 to shareholders of record as of September 8, 2006. All September 30, 2005 share and per share amounts have been adjusted to reflect a 5% stock dividend paid in December 2005.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share,” these shares were not included in calculating diluted earnings per share. As of the three and nine month periods ended September 30, 2006, there were approximately 55 thousand shares that are not included in calculating diluted earnings per share because their effect was anti-dilutive. As of the three and nine month periods ended September 30, 2005, there were approximately 42 thousand shares that are not included in calculating diluted earnings per share because their effect was anti-dilutive.

5.	TREASURY STOCK

During the quarter ended September 30, 2006 the Company repurchased 4,700 shares of common stock at an average cost of $21.74 per share, pursuant to the Company’s publicly announced common stock repurchase program.

6.	SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2006 and 2005.
Three Months Ended
September 30, 2006
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$3,765	($118)	$3,647
Provision for loan and lease losses	305	—	305

Net interest income (expense) after provision for loan and lease losses	3,460	(118)	3,342
Non-interest income	1,267	—	1,267
Insurance service and fees	—	1,460	1,460
Non-interest expense	3,242	1,074	4,316

Income before income taxes	1,485	268	1,753
Income taxes	363	108	471

Net income	$1,122	$160	$1,282

Nine Months Ended
September 30, 2006
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$11,211	($350)	$10,861
Provision for loan and lease losses	815	—	815

Net interest income (expense) after provision for loan and lease losses	10,396	(350)	10,046
Non-interest income	3,275	—	3,275
Insurance service and fees	—	5,147	5,147
Non-interest expense	9,893	3,393	13,286

Income before income taxes	3,778	1,404	5,182
Income taxes	861	562	1,423

Net income	$2,917	$842	$3,759

Three Months Ended
September 30, 2005
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$3,862	($104)	$3,758
Provision for loan and lease losses	215	—	215

Net interest income (expense) after provision for loan and lease losses	3,647	(104)	3,543
Non-interest income	997	—	997
Insurance service and fees	—	1,508	1,508
Non-interest expense	3,152	1,142	4,294

Income before income taxes	1,492	262	1,754
Income taxes	393	105	498

Net income	$1,099	$157	$1,256

Nine Months Ended
September 30, 2005
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$11,002	($287)	$10,715
Provision for loan and lease losses	554	—	554

Net interest income (expense) after provision for loan and lease losses	10,448	(287)	10,161
Non-interest income	2,956	—	2,956
Insurance service and fees	—	5,084	5,084
Non-interest expense	9,595	3,486	13,081

Income before income taxes	3,809	1,311	5,120
Income taxes	903	524	1,427

Net income	$2,906	$787	$3,693

7.	CONTINGENT LIABILITIES AND COMMITMENTS

The unaudited consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities consist of commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at September 30, 2006 and 2005 is as follows:

	2006	2005
	(in thousands)
Commitments to extend credit	$60,343	$62,926

Standby letters of credit	2,134	1,832

Total	$62,477	$64,758

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

The Company is subject to possible litigation proceedings in the normal course of business. As of September 30, 2006, there were no claims pending against the Company that management considered to be material.
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

The following table represents net periodic benefit costs recognized:
Three months ended September 30,
(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan
	2006	2005	2006	2005
Service cost	$79	$72	$29	$26
Interest cost	49	44	38	37
Expected return on plan assets	(58)	(48)	—	—
Amortization of prior service cost	(4)	(4)	14	15
Amortization of the net loss	6	1	4	4

Net periodic benefit cost	$72	$65	$85	$82

Nine months ended September 30,
(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan
	2006	2005	2006	2005
Service cost	$237	$216	$87	$78
Interest cost	147	132	114	111
Expected return on plan assets	(174)	(144)	—	—
Amortization of prior service cost	(12)	(12)	42	45
Amortization of the net loss	18	3	12	12

Net periodic benefit cost	$216	$195	$255	$246

10.	STOCK-BASED COMPENSATION

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

In the first nine months of 2006, because the fair value recognition provisions of SFAS No. 123, “Stock-Based Compensation”, and SFAS No. 123(R) were materially consistent under the Company’s valuation of its equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or the Company’s results of operations. Further, the Company believes the adoption of SFAS No. 123(R) will not have a material impact on the Company’s future stock-based compensation expense.

Under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan, as amended (the “Option Plan”), the Company may grant options to its officers, directors and key employees for up to 289,406 shares of common stock (as adjusted for stock dividends). Under the Option Plan, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. The Company normally issues shares out of its treasury for any options exercised. The options have vesting schedules from 1 year through 9 years. At September 30, 2006, there were a total of 196,970 shares available for grant under the Option Plan.

As of December 31, 2005 there were 88,577 stock options outstanding under the Option Plan with a weighted-average exercise price of $21.32. During the three and nine month period ended September 30, 2006 there were no options granted, exercised, or expired. During the three and nine month periods ended September 30, 2006 there were 6,520 options forfeited at a weighted average exercise price of $20.94. At September 30, 2006 there were 82,057 stock options outstanding under the Option Plan with a weighted-average exercise price of $21.35, with no intrinsic value, and a weighted-average remaining contractual term of 7.8 years. At September 30, 2006 there were 39,752 options exercisable at a weighted average exercise price of $21.77, with no intrinsic value, and a weighted-average remaining contractual term of 7.64 years.

On February 18, 2003, the Board of Directors of the Company adopted the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of September 30, 2006, there were 84,090 shares of common stock available to issue to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. The Company grants options on January 1 and July 1 of each year during the term of the Purchase Plan. The purchase price of the stock is 85% of the lower of its price on the grant date or the exercise date. Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes-Merton model.

As of September 30, 2006, there was approximately $153 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s equity plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. This expected cost does not include the impact of any future stock-based compensation awards. The compensation cost charged against income for those plans was $26 thousand and $86 thousand for the three and nine month periods ended September 30, 2006, respectively, and $52 thousand and $148 thousand for the same periods of 2005.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of other comprehensive income on the Statement of Stockholders’ Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. This statement is effective for public entities for fiscal years ending after December 15, 2006. We are currently evaluating the potential impact of this statement.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We are currently evaluating the potential impact of SAB 108 may have on our financial position and results of operations.
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
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The Company’s Unaudited Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Company’s Unaudited Consolidated Financial Statements and Notes. These estimates, assumptions and judgments are based on information available as of the date of the Unaudited Consolidated Financial Statements. Accordingly, as this information changes, the Unaudited Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.
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
ANALYSIS OF FINANCIAL CONDITION
Loan and Lease Activity
     Total gross loans and leases grew to $279.0 million at September 30, 2006, reflecting a $6.0 million or 2.2% increase from June 30, 2006 and an $18.9 million or 7.3% increase from December 31, 2005. Gross loans and leases are net of $6.8 million, $6.3 million and $4.0 million unearned income on direct financing leases as of September 30, 2006, June 30, 2006 and December 31, 2005, respectively. Commercial loans and leases totaled $193.5 million at September 30, 2006, reflecting a $3.5 million or 1.9% increase from June 30, 2006 and a $10.9 million or 6.0% increase from December 31, 2005. Growth in direct financing leases of $2.3 million or 9.0% and commercial real estate loans of $1.9 million or 1.4%, offset by decreases in commercial installment loans of $1.3 million or 6.8%, were largely responsible for the increase from June 30, 2006. Growth in direct financing leases of $10.8 million or 63.8%, and commercial real estate loans of $1.8 million or 1.3%, offset by decreases in commercial installment loans of $1.3 million or 6.8%, were largely responsible for the increase from December 31, 2005.
     Consumer loans totaled $84.8 million at September 30, 2006, reflecting a $2.4 million or 2.9% increase from June 30, 2006 and a $7.8 million or 10.4% increase from December 31, 2005. Consumer real estate loans increased $1.9 million or 4.3% from June 30, 2006 and $6.7 million or 16.5% from December 31, 2005. The Bank continues to sell certain fixed rate residential mortgages originated below a designated interest level to the Federal National Mortgage Association (“FNMA”), while maintaining the servicing rights for those mortgages. During the three month period ended September 30, 2006, the Bank sold mortgages to FNMA totaling $0.9 million, as compared to $0.8 million during the three month period ended September 30, 2005. During the nine month period ended September 30, 2006, the Bank sold mortgages to FNMA totaling $1.6 million, as compared to $2.6 million during the nine month period ended September 30, 2005. At September 30, 2006, the Bank had a loan servicing portfolio principal balance of $28.2 million upon which it earns servicing fees, as compared to $28.6 million at June 30, 2006, and $28.8 million at December 31, 2005.

Loan and Lease Portfolio Composition
     The following table presents selected information on the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated.

	September 30, 2006		December 31, 2005
	(in thousands)	Percentage	(in thousands)	Percentage
Commercial Loans and Leases
Real Estate	$137,198	49.2%	$135,425	52.1%
Installment	17,332	6.2%	18,588	7.1%
Direct Financing Leases	27,748	9.9%	16,945	6.5%
Lines of Credit	11,207	4.1%	11,603	4.5%
Cash Reserve	42	0.0%	38	0.0%

Total Commercial Loans and Leases	193,527	69.4%	182,599	70.2%
Consumer Loans
Real Estate	47,266	16.9%	40,586	15.6%
Home Equity	34,478	12.4%	33,114	12.7%
Installment	2,412	0.9%	2,254	0.9%
Overdrafts	159	0.1%	219	0.1%
Credit Card	304	0.1%	307	0.1%
Other	132	0.0%	288	0.1%

Total Consumer Loans	84,751	30.4%	76,768	29.5%
Net Deferred Costs & Unearned Discounts	673	0.2%	654	0.3%

Total Loans and Leases	278,951	100.0%	260,021	100.0%
Allowance for Loan and Lease Losses	(3,680)		(3,211)

Loans and Leases, net	$275,271		$256,810

     Net loan and lease charge-offs were $229 thousand in the three month period ended September 30, 2006 as compared to net charge-offs of $55 thousand in the same period of 2005. Net charge-offs were $346 thousand for the nine month period ended September 30, 2006 as compared to $227 thousand in the same period of 2005. Non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled 0.24% of total loans and leases outstanding at September 30, 2006 as compared to 0.37% at June 30, 2006 and 0.72% at December 31, 2005. The allowance for loan and lease losses totaled $3.7 million or 1.32% of total loans and leases outstanding at September 30, 2006 as compared to $3.6 million or 1.32% of total loans and leases at June 30, 2006 and $3.2 million or 1.23% of total loans and leases outstanding at December 31, 2005.
     The adequacy of the Company’s allowance for loan and lease losses is reviewed quarterly by the Company’s management with consideration given to loan and lease concentrations, charge-off history, delinquent loan and lease percentages, and general economic conditions. Management believes the allowance for loan and lease losses is adequate for losses from existing loans and leases.
The following table sets forth information regarding non-performing loans and leases as of the dates specified.

	September 30, 2006	December 31, 2005
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate Residential 1-4 family	$—	$—
Commercial and multi-family	151	600
Construction	—	—
Second mortgages	—	—
Home equity lines of credit	—	—

Total mortgage loans on real estate	151	600

Direct financing leases	—	—

Commercial loans	445	1,175

Consumer installment loans
Personal	—	—
Credit cards	—	—
Other	—	—

Total consumer installment loans	—	—

Total non-accruing loans and leases	$596	$1,775

Accruing loans and leases 90+ days past due	81	95

Total non-performing loans and leases	677	1,870

Total non-performing loans and leases as a percentage of total assets	0.15%	0.41%
Total non-performing loans and leases as a percentage of total loans and leases	0.24%	0.72%
     For the three and nine month periods ended September 30, 2006, gross interest income that would have been reported on non-accruing loans and leases had they been current, was $15 thousand and $69 thousand, respectively. For the three and nine month periods ended September 30, 2005, gross interest income that would have been reported on non-accruing loans and leases had they been current, was $34 thousand and $101 thousand, respectively. There was no interest income included in net income for the three and nine month periods ended September 30, 2006 and 2005 on non-accruing loans and leases. Non-accruing commercial loans declined $0.7 million from December 31, 2005 due mainly to a $0.5 million recovery on collateral for one significant non-accrual loan in the first quarter of 2006. Non-accruing commercial mortgage loans on real estate declined $0.4 million from December 31, 2005 due mainly to $0.3 million in payoffs in the first quarter of 2006 and $0.1 million in payoffs in the third quarter of 2006.

Investing Activities
     Total securities declined to $140.8 million at September 30, 2006, reflecting a $7.3 million or 4.9% decrease from June 30, 2006, and a $19.1 million or 12.0% decrease from December 31, 2005. The decline in the securities portfolio was due in part to available funds being used for increased lending. The Company monitors extension and prepayment risk in the portfolio to limit potential exposures. Management believes the average expected life of the portfolio is 3.3 years as of September 30, 2006, as compared to 3.7 years as of June 30, 2006 and 3.5 years as of December 31, 2005. Available-for-sale securities with a total fair value of $130.3 million at September 30, 2006 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
Funding Activities
     Total deposits at September 30, 2006 were $359.2 million, reflecting a $16.2 million or 4.7% increase from June 30, 2006 and a $22.4 million or 6.6% increase from December 31, 2005. These increases were mainly attributable to increases in time deposits of $13.3 million or 9.6% and $13.0 million or 9.3% from June 30, 2006 and December 31, 2005, respectively. In the third quarter, the Bank has chosen to increase non-core funding in time deposits in place of short-term borrowings due to favorable rate and maturity considerations. Based on such, short-term borrowings from other correspondent banks and the Federal Home Loan Bank of New York at September 30, 2006 declined $18.0 million or 55.8% from June 30, 2006 and $22.9 million or 61.7% from December 31, 2005. Demand deposits at September 30, 2006 were $70.1 million, reflecting a $1.9 million or 2.8% increase from June 30, 2006 but a $1.1 million or 1.6% decrease from December 31, 2005. Savings deposits at September 30, 2006 were $90.1 million, reflecting a $0.3 million or 0.4% increase from June 30, 2006 and a $3.5 million or 4.1% increase from December 31, 2005. Additionally, due to municipal tax collections in the first and third quarters of 2006, munivest balances and securities sold under agreements to repurchase at September 30, 2006 were $35.4 million and $9.4 million, respectively. These are increases of $0.7 million or 2.0% and $3.4 million or 57.6% from June 30, 2006, and $7.8 million or 28.5% and $2.9 million or 45.3% from December 31, 2005 for munivest and securities sold under agreements to repurchase, respectively.

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

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$272,492	$5,242	7.69%	$245,346	$4,307	7.02%
Taxable securities	100,440	1,030	4.10%	124,928	1,154	3.69%
Tax-exempt securities	43,570	470	4.31%	45,917	478	4.16%
Federal funds sold	514	5	3.89%	2,770	13	1.88%

Total interest-earning assets	417,016	6,747	6.47%	418,961	5,952	5.68%

Non interest-earning assets:

Cash and due from banks	12,584			10,207
Premises and equipment, net	8,172			8,284
Other assets	29,645			26,083

Total Assets	$467,417			$463,535

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$11,952	$6	0.20%	$12,443	$5	0.16%
Regular savings	89,868	272	1.21%	93,774	200	0.85%
Muni-Vest savings	34,293	385	4.49%	50,318	380	3.02%
Time deposits	152,207	1,745	4.59%	135,560	1,068	3.15%
Other borrowed funds	45,680	452	3.96%	44,873	356	3.17%
Junior subordinated debentures	11,330	223	7.87%	11,330	173	6.11%
Securities sold U/A to repurchase	8,564	17	0.79%	6,070	12	0.79%

Total interest-bearing liabilities	353,894	$3,100	3.50%	354,368	$2,194	2.48%

Noninterest-bearing liabilities:
Demand deposits	66,430			64,900
Other	9,255			7,362

Total liabilities	$429,579			$426,630

Stockholders’ equity	37,838			36,905

Total Liabilities and Equity	$467,417			$463,535

Net interest earnings		$3,647			$3,758

Net yield on interest earning assets			3.50%			3.59%

Interest rate spread			2.97%			3.20%

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$264,863	$14,749	7.42%	$231,629	$11,721	6.75%
Taxable securities	106,730	3,209	4.01%	127,436	3,556	3.72%
Tax-exempt securities	44,726	1,427	4.25%	45,850	1,456	4.23%
Time deposits other banks	—	—	0.00%	287	3	1.39%
Federal funds sold	958	35	4.87%	6,801	109	2.14%

Total interest-earning assets	417,277	19,420	6.21%	412,003	16,845	5.45%

Non interest-earning assets:

Cash and due from banks	12,428			10,191
Premises and equipment, net	8,174			8,214
Other assets	28,892			25,738

Total Assets	$466,771			$456,146

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$11,726	$16	0.18%	$12,056	$16	0.18%
Regular savings	88,951	679	1.02%	96,221	613	0.85%
Muni-Vest savings	37,181	1,173	4.21%	54,974	1,103	2.68%
Time deposits	148,160	4,561	4.10%	123,559	2,770	2.99%
Other borrowed funds	50,275	1,464	3.88%	48,607	1,118	3.07%
Junior subordinated debentures	11,330	621	7.31%	11,330	474	5.58%
Securities sold U/A to repurchase	7,670	45	0.78%	6,235	36	0.77%

Total interest-bearing liabilities	355,293	$8,559	3.21%	352,982	$6,130	2.32%

Noninterest-bearing liabilities:
Demand deposits	66,130			60,843
Other	7,961			6,265

Total liabilities	$429,384			$420,090

Stockholders’ equity	37,387			36,056

Total Liabilities and Equity	$466,771			$456,146

Net interest earnings		$10,861			$10,715

Net yield on interest earning assets			3.47%			3.47%

Interest rate spread			3.00%			3.13%

Net Income
     Net income was $1.3 million or $0.47 per basic and diluted share for the three months ended September 30, 2006, as compared to $1.3 million or $0.46 per basic and diluted share for the same period in 2005. Net income represented a return on average assets of 1.10% and 1.08% for the three month periods ended September 30, 2006 and 2005, respectively. The return on average equity was 13.55% and 13.61% for the three month periods ended September 30, 2006 and 2005, respectively.

     On a year-to-date basis, net income was $3.8 million or $1.38 per basic and diluted share for the nine months ended September 30, 2006, as compared to $3.7 million or $1.36 per basic and diluted share for the same period in 2005. Net income represented a return on average assets of 1.07% and 1.07% for the nine month periods ended September 30, 2006 and 2005, respectively. The return on average equity was 13.41% and 13.65% for the nine month periods ended September 30, 2006 and 2005, respectively.
Operating Results
     Net interest income for the three month period ended September 30, 2006 was $3.6 million, a decrease of $0.1 million from the same period in 2005. Net interest income for the nine month period ended September 30, 2006 was 10.9 million, an increase of $0.1 million from the same period in 2005. Significant growth in the Bank’s loan and lease portfolio along with higher yields on loans and leases increased interest income in 2006 over 2005. Offsetting this increased interest income was increased interest expense on time deposits and short-term borrowings in the three and nine month periods ended September 30, 2006. Additionally, in the three and nine months ended September 30, 2005, the Company benefited from $0.1 million in negotiated incremental interest income from a commercial loan paid off in 2005.
     The net interest margin for the three and nine month periods ended September 30, 2006 was 3.50% and 3.47%, respectively, as compared to 3.59% and 3.47% for the same periods in 2005. The return on interest earning assets increased 79 basis points and 76 basis points in the three and nine month periods ended September 30, 2006, respectively mainly due to higher rates on loans and leases and a greater concentration of growth in leases, which tend to have higher rates. Interest free funds also contributed 53 basis points and 47 basis points in the three and nine month periods ended September 30, 2006, respectively, due to an increase in average demand deposits, compared to a 39 basis point and 34 basis point contribution in the same periods of 2005. This strong growth of loans and leases and demand deposits was offset by an increase in the Bank’s cost of interest-bearing liabilities, which increased to 3.50% and 3.21% in the three and nine month periods ended September 30, 2006, respectively, from 2.48% and 2.32% in the same periods of 2005. The rise in short-term interest rates on federal funds purchased and time deposits, as a result of the Federal Reserve Bank Open Market Committee’s policy decisions, were the primary drivers of this increase in cost of funds.
     The provision for loan and lease losses for the three and nine month periods ended September 30, 2006 increased to $305 thousand and $815 thousand, respectively, from $215 thousand and $554 thousand for the same periods in 2005. The increase was a result of continued consumer and commercial loan and lease growth, particularly the Bank’s expanding direct financing lease portfolio, through Evans National Leasing, which tends to have a higher credit risk than consumer loans and commercial loans collateralized by real estate.
     Non-interest income was $2.7 million for the three month period ended September 30, 2006, an increase of $0.2 million or 8.9% from the same period in 2005. Non-interest income was $8.4 million for the nine month period ended September 30, 2006, an increase of $0.4 million or 4.8% from the same period of 2005. Gains on sales of securities of $0.1 million, fee income on the expanding loan and lease portfolio, including $0.1 million in commercial prepayment penalties, along with increased ATM and interchange fee revenue from an increased ATM network contributed to the increased non-interest income in the three and nine month periods ended September 30, 2006. In the nine month period ended September 30, 2006, increased insurance fee revenue of $0.1 million was primarily the result of increased profit sharing revenue at ENBI in the first quarter of 2006. Partially offsetting these increases was a $0.1 million decrease in life insurance proceeds which were received in the nine months ended September 2005, but not 2006.
     Non interest expense was $4.3 million for three month period ended September 30, 2006, which is comparable to the $4.3 million in the same period of 2005. Non interest expense was $13.3 million for nine month period ended September 30, 2006, an increase of $0.2 million or 1.6% from the same period in 2005. Salary and employee benefit expense for the three and nine month periods ended September 30, 2006 increased $0.1 million and $0.4 million, respectively, from the same periods in 2005, due to Company growth, and merit pay increases awarded in early 2006. Occupancy, supplies, repair and maintenance, advertising, professional services, other insurance, and other miscellaneous expenses were relatively flat with or decreased during the three and nine month periods ended September 30, 2006, due to cost cutting initiatives implemented during this difficult interest rate environment.

     Income tax expense totaled $471 thousand and $1.4 million for the three and nine month periods ended September 30, 2006, respectively, compared to $498 and $1.4 million for the same periods in 2005. The effective tax rate for the three and nine month periods ended September 30, 2006 was 26.9% and 27.5%, respectively, compared to 28.4% and 27.9% for the same periods in 2005. The decrease in effective tax rate in 2006 is primarily due to the higher composition of tax advantaged banking division income in the three and nine months ended September 30, 2006.
CAPITAL
     The Bank has consistently maintained regulatory capital ratios at, or above, federal “well capitalized” standards. Equity as a percentage of assets was 8.1% at September 30, 2006, 8.0% at June 30, 2006 and 7.9% December 31, 2005. Book value per common share was $14.23 at September 30, 2006, compared to $13.65 at June 30, 2006 and $13.51 at December 31, 2005. Total stockholders’ equity was $38.7 million at September 30, 2006, up from $37.2 million at June 30, 2006 and $36.9 million at December 31, 2005. The increase is primarily attributable to net income of $1.3 million and $3.8 million in the three and nine month periods ended September 30, 2006, offset by $1.0 million and $1.9 million in dividends in the three and nine month periods ended September 30, 2006 and a decrease in unrealized losses in the investment portfolio of $1.2 million in the three month period ended September 30, 2006.
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
     Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available-for-sale from time-to-time without the need to incur significant losses. At September 30, 2006, approximately 7.1% of the Bank’s securities had contractual maturity dates of one year or less and approximately 34.2% had maturity dates of five years or less. Available assets of $141.2 million, less public and purchased funds of $170.1 million, resulted in a long-term liquidity ratio of 83% at September 30, 2006, versus 76% at June 30, 2006 and 90% at December 31, 2005.
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
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

	Calculated (decrease) increase
	in projected annual net interest income
	(in thousands)
	September 30, 2006	December 31, 2005
Changes in interest rates

+200 basis points	(679)	(777)
+100 basis points	(338)	(386)

-100 basis points	313	337
-200 basis points	449	542
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

ITEM 4 — CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2006 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table includes all Company repurchases of its common stock, $0.50 par value, made on a monthly basis during the period covered by this Report, including those made pursuant to publicly announced plans or programs.

			Total number of
			shares purchased as	Maximum number of
	Total number	Average price	part of publicly	shares that may yet be
	of shares	paid	announced plans or	purchased under the
Period	purchased	per share	programs	plans or programs
July 2006 (July 1, 2006 through July 31, 2006)	1,200	$23.12	1,200	52,215
August 2006 (August 1, 2006 through August 31, 2006)	1,700	$21.37	1,700	50,515
September 2006 (September 1, 2006 through September 30, 2006)	1,800	$21.19	1,800	48,715

Total	4,700	$21.74	4,700

All of the foregoing shares were purchased in open market transactions. On August 18, 2005, the Company announced that its Board of Directors authorized a common stock repurchase program, pursuant to which the Company may repurchase of up to 75,000 shares of the Company’s common stock over the next two years, unless the program is terminated earlier. The Company did not make any repurchases during the quarter ended September

30, 2006 other than pursuant to this publicly announced program, and there were no other publicly announced plans or programs outstanding during the quarter ended September 30, 2006.
ITEM 5 – OTHER INFORMATION
Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers
Mr. James Tilley, president & chief executive officer of the Company was appointed by the Company’s board of directors on November 2, 2006 to serve as the treasurer and principal financial officer of the Company until such time as the successor for Mark DeBacker, the Company’s former treasurer and principal financial officer, has been identified, and is duly qualified and elected.
Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
On November 2, 2006, the Board of Directors of the Company approved an amendment to the Company’s bylaws to permit the issuance of shares of the Company’s capital stock in book-entry form (uncertified form); specifically, Article VI, Section 601 and Section 602 of the Bylaws was amended. A copy of the Company’s Bylaws as amended is attached as Exhibit 3.2.1 to this for 10Q and is incorporated herein by reference.

ITEM 6 – EXHIBITS

Exhibit No.	Name	Page No.

3.2.1	Amended Bylaws of the Company	30

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	39

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	40

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	41

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	42

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Evans Bancorp, Inc.

DATE
November 7, 2006	/s/ James Tilley

James Tilley
President and CEO
(On Behalf of the Registrant and
as Principal Executive Officer)

DATE
November 7, 2006	/s/ James Tilley

James Tilley
Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Name	Page No.

3.2.1	Amended Bylaws of the Company	30

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	39

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	40

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	41

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	42