Form 10-K
period 2006-12-31
EVANS BANCORP INC
filed 2007-03-26
CIK 842518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended: December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-18539
EVANS BANCORP, INC.
(Exact name of registrant as specified in its charter)

New York	16-1332767

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14-16 North Main Street, Angola, New York	14006

(Address of principal executive offices)	(Zip Code)
(716) 926-2000
     Registrant’s telephone number (including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, Par Value $.50 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, or a non-accelerated file. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
On June 30, 2006, the aggregate market value of the registrant’s common stock, $.50 par value (the “Common Stock”), held by non-affiliates of the registrant was approximately $61.1 million, based upon the closing price of a share of the registrant’s Common Stock as quoted by The NASDAQ Global Market.
As of March 12, 2007, 2,729,483 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2007 Annual Meeting of Shareholders, to be held on April 26, 2007, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART I
FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” and similar expressions identify such forward-looking statements. These forward-looking statements include statements regarding Evans Bancorp, Inc.’s (“the Company”) business plans, prospects, growth and operating strategies, statements regarding the asset quality of the Company’s loan and investment portfolios, and estimates of the Company’s risks and future costs and benefits.
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
Item 1. BUSINESS
EVANS BANCORP, INC.
Evans Bancorp, Inc. (the “Company”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The principal offices of the Company are located at 14-16 North Main Street, Angola, New York 14006 and its telephone number is (716) 926-2000. The Company was incorporated on October 28, 1988. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this Report as the “Company.” The Company’s common stock is traded on the NASDAQ Global Market system under the symbol “EVBN.”
At December 31, 2006, the Company had consolidated total assets of $473.9 million, deposits of $355.7 million and stockholders’ equity of $39.5 million.
The Company’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Company has two direct wholly-owned subsidiaries: Evans National Bank (“Evans National Bank” or the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York, and Evans National Financial Services, Inc. (“ENFS”), which owns 100% of the common stock of ENB Insurance Agency, Inc. (“ENBI”), which sells various premium-based insurance policies on a commission basis. At December 31, 2006, the Bank represented 97.4% and ENFS represented 2.6% of the consolidated assets of the Company. Further discussion of our segments is included in Note 17 to the Company’s Consolidated Financial Statements under Item 8 of this Report on Form 10-K.

Evans National Bank
The Bank is a nationally chartered bank that has its headquarters and full-service banking office at 14 North Main Street, Angola, New York, and a total of eleven full-service banking offices in Erie County and Chautauqua County, New York – one in each of Amherst, Angola, Derby, Evans, Forestville, Hamburg, Lancaster, North Boston, North Buffalo, Tonawanda and West Seneca, New York.
At December 31, 2006, the Bank had total assets of $461.5 million, security investments of $137.7 million, net loans of $285.4 million, deposits of $355.7 million and stockholders’ equity of $37.8 million compared to total assets of $456.0 million, security investments of $160.0 million, net loans of $256.8 million, deposits of $336.8 million and stockholders’ equity of $31.1 million at December 31, 2005. The Bank’s principal source of funding is deposits, which it reinvests in the community in the form of loans and investments. The Bank offers deposit products, which include checking and NOW accounts, passbook and statement savings, and certificates of deposit. The Bank’s deposits are insured up to the maximum permitted by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.
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
ENB Insurance Agency, Inc. (“ENB Insurance Agency” or “ENBI”). ENBI, a wholly-owned subsidiary of ENFS, is an insurance agency which sells various premium-based insurance policies on a commission basis, including business and personal insurance, surety bonds, risk management, life, disability and long-term care coverage. ENBI has offices located in Angola, Cattaraugus, Derby, Eden, Gowanda, Hamburg, Jamestown, Lockport, North Boston, Randolph, Silver Creek, South Dayton, and West Seneca, New York.
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
MARKET AREA
The Company’s primary market area is located in Erie County, Niagara County, northern Chautauqua County and northwestern Cattaraugus County, New York. This primary market area is the area where the Bank principally receives deposits and makes loans and ENBI sells insurance. Even though ENL conducts business outside of this defined market area, this activity is not deemed to expand the Company’s primary market.
AVERAGE BALANCE SHEET INFORMATION
The table presents the significant categories of the assets and liabilities of the Bank, interest income and interest expense, and the corresponding yields earned and rates paid in 2006, 2005 and 2004. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest. Securities are stated at fair value. Interest and yield are not presented on a tax-equivalent basis.

	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases, net	$268,538	$20,405	7.60%	$236,754	$16,234	6.86%	$196,711	$11,815	6.01%
Taxable securities	104,368	4,209	4.03%	124,774	4,663	3.74%	103,173	3,654	3.54%
Tax-exempt securities	44,044	1,881	4.27%	45,751	1,933	4.23%	49,514	2,130	4.30%
Time deposits–other banks	—	—	—%	215	3	1.40%	832	14	1.68%
Federal funds sold	1,097	49	4.47%	4,462	113	2.53%	7,051	95	1.35%

Total interest-earning assets	418,047	26,544	6.35%	411,956	22,946	5.57%	357,281	17,708	4.96%

Non interest-earning assets:
Cash and due from banks	12,066			11,183			11,163
Premises and equipment, net	8,194			8,215			6,905
Other assets	29,022			26,160			18,140

Total Assets	$467,329			$457,514			$393,489

Liabilities & Stockholders’ Equity
Interest-bearing liabilities:
NOW	$11,767	22	0.19%	$11,976	22	0.18%	$11,272	22	0.20%
Regular savings deposits	88,522	926	1.05%	94,841	804	0.85%	86,018	550	0.64%
Muni-vest savings	36,301	1,550	4.27%	51,300	1,454	2.83%	62,060	949	1.53%
Time deposits	151,530	6,481	4.28%	126,945	3,961	3.12%	102,164	2,526	2.47%
Other borrowed funds	46,304	1,800	3.89%	49,939	1,616	3.23%	28,429	872	3.07%
Junior subordinated debentures	11,330	850	7.50%	11,330	662	5.84%	2,765	132	4.77%
Securities sold under agreement to repurchase	8,493	68	0.80%	6,467	50	0.77%	7,160	60	0.84%

Total interest-bearing liabilities	354,247	11,697	3.30%	352,798	8,569	2.43%	299,868	5,111	1.70%

Non interest-bearing liabilities:
Demand deposits	67,046			62,186			54,318
Other	8,153			6,419			4,953

Total liabilities	429,446			421,403			359,139

Stockholders’ equity	37,883			36,111			34,350

Total Liabilities & Equity	$467,329			$457,514			$393,489

Net interest earnings		$14,847			$14,377			$12,597

Net yield on interest earning assets			3.55%			3.49%			3.53%

Interest rate spread			3.05%			3.14%			3.26%

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
Under the Bank’s policy, acceptable portfolio investments include: United States (“U.S.”) Government obligations, obligations of federal agencies or U.S. Government-sponsored enterprises, mortgage backed securities, municipal obligations (general obligations, revenue obligations, school districts and non-rated issues from the Bank’s general market area), banker’s acceptances, certificates of deposit, Industrial Development Authority Bonds, Public Housing Authority Bonds, corporate bonds (each corporation limited to the Bank’s legal lending limit), collateralized mortgage obligations, Federal Reserve stock and Federal Home Loan Bank stock.
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
Income from securities held in the Bank’s investment portfolio represented approximately 22.9% of total interest income of the Company in 2006 as compared to 28.8% in 2005 and 32.7% in 2004. At December 31, 2006, the Bank’s securities portfolio of $137.7 million consisted primarily of U.S. and federal agency obligations, state and municipal securities and mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”).
The following table summarizes the Bank’s securities with those designated as “available for sale” valued at fair value and securities designated as “held to maturity” valued at amortized cost as of December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(in thousands)
Available for Sale:
Debt securities
U.S. government agencies	$30,891	$36,604	$29,257
States and political subdivisions	38,438	42,463	44,924

Total debt securities	$69,329	$79,067	$74,181

Mortgage-backed securities
FNMA	$30,168	$35,569	$43,292
FHLMC	8,448	10,747	12,184
GNMA	1,044	1,334	1,741
CMO’s	20,629	24,509	31,893

Total mortgage-backed securities	$60,289	$72,159	$89,110

FRB and Federal Home Loan Bank Stock	3,901	4,384	3,526

Total securities designated as available for sale	$133,519	$155,610	$166,817

Held to Maturity:
U.S. government agencies	$35	$35	$35
States and political subdivisions	4,176	4,307	3,027

Total securities designated as held to maturity	$4,211	$4,342	$3,062

Total securities	$137,730	$159,952	$169,879

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2006:

	Maturing
	Within		After One But Within		After Five But Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
				(dollars in thousands)
Available for Sale:
Debt Securities:
U.S. government agencies	$7,927	3.11%	$19,984	3.65%	$980	5.00%	$2,000	7.40%
States and political subdivisions	280	4.28%	11,509	4.51%	24,044	4.64%	2,604	4.81%

Total debt securities	$8,207	3.15%	$31,493	3.96%	$25,024	4.65%	$4,604	5.93%

Mortgage-backed Securities:
FNMA	$1,996	3.55%	$674	4.92%	$5,395	4.70%	$22,103	5.10%
FHLMC	336	5.07%	432	5.23%	654	4.67%	7,026	5.09%
GNMA	—	—	—	—	—	—	1,044	5.00%
CMO’s	—	—	242	4.25%	3,523	4.00%	16,865	4.38%

Total mortgage-backed securities	$2,332	3.77%	$1,348	4.90%	$9,572	4.44%	$47,038	4.84%

Total available for sale	$10,539	3.29%	$32,841	4.00%	$34,596	4.60%	$51,642	4.94%

Held to Maturity:
U.S. government agencies	$—	—	$—	—	$9	—	$26	—
States and political subdivisions	$1,855	3.63%	961	3.57%	567	4.67%	793	3.70%

Total held to maturity	$1,855	3.63%	961	3.57%	576	4.60%	819	3.58%

Total securities	$12,394	3.34%	33,802	3.99%	35,172	4.60%	52,461	4.92%

LENDING AND LEASING ACTIVITIES
General. The Bank has a loan and lease policy, which includes a loan and lease loss allowance policy, which is approved by its Board of Directors on an annual basis. The loan and lease policy governs the conditions under which loans and leases may be made, addresses the lending authorities of Bank officers, charge off policies and desired portfolio mix.
The Bank offers a variety of loan and lease products to its customers, including residential and commercial real estate mortgage loans, commercial loans, direct financing leases, and installment loans. The Bank primarily extends loans to customers located within the Western New York area, except for direct financing leases, which are originated in all 48 contiguous states. Interest income on loans and leases represented approximately 76.9% of the total interest income of the Company in 2006 and approximately 70.7% and 66.7% of total interest income in 2005 and 2004, respectively. The Bank’s loan and lease portfolio, after unearned discounts, loan origination costs and allowances for loan losses, totaled $285.4 million and $256.8 million at December 31, 2006 and December 31, 2005, respectively. At December 31, 2006, the Bank had $3.7 million as an allowance for loan losses which is approximately 1.29% of total loans and leases. This compares with approximately $3.2 million at December 31, 2005 which was approximately 1.23% of total loans and leases. The increase of the allowance for loan and lease losses of $0.5 million in 2006 reflects management’s assessment of the portfolio composition, of which higher risk commercial real estate loans comprise a significant component, the increase of higher risk leases and its assessment of the New York State and local economy. The net loan portfolio represented approximately 60.2% and 54.8% of the Company’s total assets at December 31, 2006 and December 31, 2005, respectively.
Real Estate Loans. Approximately 76.1% of the Bank’s loan and lease portfolio at December 31, 2006 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans. The Bank’s real estate loan portfolio was $220.0 million at December 31, 2006, compared to $209.1 million at December 31, 2005. The real estate loan portfolio increased approximately 5.2% in 2006 over 2005 compared to an increase of 15.0% in 2005 over 2004.
The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value ratio. Fixed rate residential mortgage loans outstanding totaled $49.0 million at December 31, 2006, which was approximately 16.9% of total loans outstanding. In 1995, the Bank entered into a contractual arrangement with FNMA, pursuant to which the Bank sells mortgage loans to FNMA and the Bank retains the servicing rights as to those loans.
In 2006, the Bank sold approximately $2.6 million in mortgages to FNMA under this arrangement, compared to $2.5 million in mortgages sold in 2005. The Bank currently retains the servicing rights on $28.7 million in mortgages sold to FNMA. The Company has recorded a net servicing asset for such loans of approximately $0.2 million at December 31, 2006. The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.
Since 1993, the Bank has offered adjustable rate residential mortgage loans with terms of up to 30 years. Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter. On December 31, 2006, the Bank’s outstanding adjustable rate residential mortgage loans were $8.7 million or 3.0% as compared to $6.7 million or 2.6% of total loans at December 31, 2005. This balance did not include any construction mortgage loans, which are discussed below.
The Bank also offers commercial mortgage loans with up to an 80% loan-to-value ratio for up to 20 years on a variable and fixed rate basis. Many of these mortgage loans either mature or are subject to a rate call after three to five years. The Bank’s outstanding commercial mortgage loans were $123.7 million at December 31, 2006, which was approximately 42.8% of total loans outstanding. This balance included $28.6 million in fixed rate and $95.1 million in variable rate mortgage loans, which include interest rate calls.
The Bank also offers other types of loans collateralized by real estate such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 80% loan-to-value ratio. At December 31, 2006, the real estate loan portfolio included $26.8 million of home equity loans outstanding, which represented approximately 9.3% of its total loans outstanding. This balance included $19.2 million in variable rate and $7.6 million in fixed rate loans.
The Bank also offers both residential and commercial real estate construction loans at up to an 80% loan-to-value ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 2006, fixed rate real estate construction loans outstanding were $1.8 million or 0.6% of the Bank’s loan portfolio, and adjustable rate construction loans outstanding were $10.0 million or 3.5% of the portfolio.
As of December 31, 2006, approximately $1.7 million or 0.8% of the Bank’s real estate loans were 30 to 90 days delinquent, and approximately $0.1 million or 0.1% of real estate loans were non-accruing.
Commercial Loans. The Bank offers commercial loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank’s commercial loan portfolio totaled $29.6 million and $29.9 million at December 31, 2006 and 2005, respectively. Commercial loans represented approximately 10.2% and 11.5% of the Bank’s total loans at December 31, 2006 and 2005, respectively.
As of December 31, 2006, approximately $23 thousand or 0.1% of the Bank’s commercial loans were 30 to 90 days past due and $0.4 million or 0.2% of its commercial loans were non-accruing, the latter due primarily to one borrower.
Commercial lending entails significantly more risk than real estate loans. Collateral, where applicable, may consist of inventory, receivables, equipment and other business assets. Approximately 76.8% of the Bank’s commercial loans are at variable rates which are tied to the prime rate.
Installment Loans. The Bank’s installment loan portfolio (which includes personal loans and revolving credit card balances) totaled $3.1 million and $2.7 million at December 31, 2006 and 2005, respectively, representing approximately 1.1% of the Bank’s total loans at December 31, 2006 and 1.1% of the Bank’s total loans at December 31, 2005. Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis. At December 31, 2006, the installment loan portfolio included $0.2 million in fixed rate credit card balances at an interest rate of 15.60% and $0.1 million in the variable rate option. As of December 31, 2006, approximately $34 thousand or 1.1% of the Bank’s installment loans were 30 to 90 days past due.
Direct Financing Leases. On December 31, 2004, the Company, together with its newly formed, indirect wholly-owned subsidiary, ENL, acquired M&C Leasing, a general business equipment leasing company located in West Seneca, New York. Direct financing leases totaled $31.7 million and $16.9 million at December 31, 2006 and 2005, respectively, representing approximately 11.0% and 6.5% of the Bank’s total loans at December 31, 2006 and 2005, respectively. As of December 31, 2006, approximately $0.3 million or 1.0% of the Bank’s direct financing leases were 30-90 days past due.
Other Loans. Other loans totaled $4.0 million at December 31, 2006 and $0.6 million at December 31, 2005. Other loans consisted primarily of: loans to municipalities, hospitals, churches and non-profit organizations, at fixed or variable interest rates with multiple maturities; and overdrafts, which totaled $0.2 million and $0.2 at December 31, 2006 and 2005, respectively.
The Bank’s lending limit to any one borrower is subject to regulation by the OCC. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.
The following table summarizes the major classifications of the Bank’s loans and leases (net of deferred origination costs) as of the dates indicated.

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$57,702	$48,580	$38,491	$30,160	$26,712
Commercial and multi-family	123,701	123,727	107,392	99,684	77,919
Construction	11,848	9,270	8,188	5,090	2,174
Second mortgages	8,625	6,454	5,716	6,274	6,919
Home equity lines of credit	18,147	21,082	22,108	18,262	13,780

Total mortgage loans on real estate	220,023	209,113	181,895	159,470	127,504

Direct financing leases	31,742	16,945	4,546	—	—

Commercial loans	29,589	29,920	28,762	24,282	20,460

Consumer loans	3,101	2,747	2,832	2,569	2,352

Other	3,997	642	1,973	1,209	492

Net deferred loan and lease origination costs	654	654	590	537	336

Total loans and leases	289,106	260,021	220,598	188,067	151,144

Allowance for loan and lease losses	(3,739)	(3,211)	(2,999)	(2,539)	(2,146)

Loans and leases, net	$285,367	$256,810	$217,599	$185,528	$148,998

Loan Maturities and Sensitivities of Loans in Interest Rates. The following table shows the maturities of commercial and real estate construction loans outstanding as of December 31, 2006 and the classification of such loans due after one year according to sensitivity to changes in interest rates.

		After One But
	Within	Within Five	After Five
	One Year	Years	Years	Total
	(in thousands)
Commercial	$2,772	$14,827	$11,990	$29,589
Real estate construction	3,045	4,958	3,845	11,848

	$5,817	$19,785	$15,835	$41,437

Loans maturing after one year with:
Fixed Rates		$9,237	$1,270
Variable Rates		10,548	14,565

		$19,785	$15,835

Non-accrual, Past Due and Restructured Loans and Leases. The following table summarizes the Bank’s non-accrual and accruing loans and leases 90 days or more past due as of the dates listed below. The Bank had no restructured loans or leases as of those dates. Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact the Company’s future operating results, liquidity or capital resources, or (ii) represent material credit about which management has serious doubts as to the ability of such borrowers to comply with the loan repayment terms. See Part II, Item 7 of this Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan and Lease Losses,” for further information about the Company’s non-accrual, past due and restructured loans and leases.

	At December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential 1-4 family	$—	$—	$—	$30	$30
Commercial and multi-family	145	600	278	176	1,074
Construction	—	—	—	—	—
Second mortgages	—	—	—	50	21
Home Equity lines of credit	—	—	—	—	—

Total mortgage loans on real estate	145	600	278	256	1,125

Direct financing leases	—	—	2	—	—

Commercial loans	443	1,175	1,375	40	72

Consumer installment loans
Other	—	—	—	—	—

Total non-accruing loans and leases	$588	$1,775	$1,655	$296	$1,197

Accruing loans and leases 90+ days past due	74	95	151	627	—

Total non-performing loans and leases	$662	$1,870	$1,806	$923	$1,197

Total non-performing loans and leases to total assets	0.15%	0.41%	0.42%	0.27%	0.41%

Total non-performing loans and leases to total loans	0.23%	0.72%	0.82%	0.49%	0.79%

The following table summarizes the Bank’s allowance for loan and lease losses and changes in the allowance for loan and lease losses by categories:
ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	2006	2005	2004	2003	2002
	(in thousands)
BALANCE AT THE BEGINNING OF THE YEAR	$3,211	$2,999	$2,539	$2,146	$1,786
CHARGE-OFFS:
Commercial	(212)	(417)	(200)	(54)	(14)
Real estate mortgages	—	(25)	(6)	(30)	(42)
Direct financing leases	(500)	(108)	—	—	—
Installment loans	(44)	(86)	(9)	(11)	(20)
Overdrafted deposit accounts	(42)	(39)	—	—	—

TOTAL CHARGE-OFFS	(798)	(675)	(215)	(95)	(76)

RECOVERIES:
Commercial	53	—	48	7	2
Real estate mortgages	—	40	8	—	—
Direct financing leases	62	56	—	—	—
Installment loans	63	11	4	1	14
Overdrafted deposit accounts	20	11	—	—	—

TOTAL RECOVERIES	198	118	60	8	16

NET CHARGE-OFFS	(600)	(557)	(155)	(87)	(60)
PROVISION FOR LOAN AND LEASE LOSSES	1,128	769	485	480	420
ADDITION OF ALLOWANCE FROM ACQUISITION	—	—	130	—	—

BALANCE AT END OF YEAR	$3,739	$3,211	$2,999	$2,539	$2,146

RATIO OF NET CHARGE-OFFS TO AVERAGE NET LOANS AND LEASES OUTSTANDING	0.22%	0.23%	0.08%	0.05%	0.04%

Management’s provision for loan and lease losses reflects the continued growth trend in higher risk commercial loans and direct financing leases and management’s assessment of the local and New York State economic environment. Both the local and New York State economies have lagged behind national prosperity, which remains unsettled. Marginal job growth, combined with a declining population base, has left the Bank’s primary market more susceptible to potential credit problems. This is particularly true of commercial borrowers. Commercial loans represent a segment of significant past growth, as well as a concentration in the Company’s commercial real estate portfolio. Commercial real estate values may be susceptible to decline in an adverse economy. Management believes that the provision for loan and lease losses complies with the regulations of the OCC, and is reflective of its assessment of the local environment, as well as a continued trend in commercial loan activity and balance outstanding.
SOURCES OF FUNDS – DEPOSITS
General. Customer deposits represent the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, other sources of funds include loan and lease repayments, loan sales on the secondary market, interest and dividend income from investments, matured investments, and borrowings from the Federal Home Loan Bank (“FHLB”) and from the First Tennessee Bank, which is a correspondent bank.
Deposits. The Bank offers a variety of deposit products, including checking, passbook, statement savings, NOW accounts, certificates of deposit and jumbo certificates of deposit. Bank deposits are insured up to the maximum permitted by the FDIC. At December 31, 2006, the Bank’s deposits totaled $355.7 million consisting of the following:

(In thousands)
Demand deposits	$72,125
NOW accounts	11,253
Regular savings	85,084
Muni-vest savings	31,240
Time deposits, $100,000 and over	80,241
Other time deposits	75,806

Total	$355,749

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank (dollars in thousands):

	2006		2005		2004
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits	$67,046	0.00%	$62,186	0.00%	$54,318	0.00%
NOW accounts	11,767	0.19%	11,976	0.18%	11,272	0.20%
Regular Savings	88,522	1.05%	94,841	0.85%	86,018	0.64%
Muni-vest savings	36,301	4.27%	51,300	2.83%	62,060	1.53%
Time deposits	151,530	4.28%	126,945	3.12%	102,164	2.47%

Total	$355,166	2.53%	$347,248	1.80%	$315,832	1.28%

Federal Funds Purchased and Other Borrowed Funds. Another source of the Bank’s funds for lending and investing activities at December 31, 2006 consisted of short and long term borrowings from the Federal Home Loan Bank.
Other borrowed funds consisted of various advances from the Federal Home Loan Bank with both fixed and variable interest rate terms ranging from 2.84% to 5.33%. The maturities and weighted average rates of other borrowed funds at December 31, 2006 are as follows (dollars in thousands):

		Weighted
		Average
	Maturities	Rate
2007	$27,508	5.08%
2008	669	3.22%
2009	8,052	3.11%
2010	—	—
2011	—	—
Thereafter	13,000	3.46%

Total	$49,229	4.31%

Securities Sold Under Agreements to Repurchase. The Bank enters into agreements with depositors to sell to the depositors securities owned by the Bank and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The depositor is informed that the securities are held in safekeeping by the Bank on behalf of the depositor. Securities sold under agreements to repurchase totaled $9.0 million at December 31, 2006 compared to $6.4 million at December 31, 2005.
MARKET RISK
For information about, and a discussion of, the Company’s “Market Risks,” see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks” of this Report on Form 10-K.

The following schedule sets forth the maturities of the Bank’s time deposits as of December 31, 2006:

	Time Deposit Maturity Schedule
	(in thousands)
	0-3	3-6	6-12	Over 12
	Mos.	Mos.	Mos.	Mos.	Total
Time deposits — $100,000 and over	$30,405	$5,362	$22,379	$22,095	$80,241

Other time deposits	11,969	9,962	42,091	11,784	75,806

Total time deposits	$42,374	$15,324	$64,470	$33,879	$156,047

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
Bank Holding Company Regulation (BHCA)
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
Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth, are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4%. As reflected in the following table, the risk-based capital ratios and leverage ratios of the Company and the Bank as of December 31, 2006 and 2005 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.

Capital Components and Ratios at December 31,
(dollars in thousands)

	2006		2005
	Company	Bank	Company	Bank
Capital components
Tier 1 capital	$40,489	$37,847	$37,226	$35,855
Total risk-based capital	44,228	41,575	40,437	39,055
Risk-weighted assets and off-balance sheet instruments	316,763	315,456	295,759	294,409
Risk-based capital ratio
Tier 1 capital	12.9%	12.0%	12.6%	12.2%
Total risk-based capital	14.0%	13.2%	13.7%	13.3%
Leverage ratio	8.9%	8.4%	8.3%	8.0%
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
ENB Insurance Agency, Inc. ENBI, a retail property and casualty insurance agency, is a wholly-owned subsidiary of ENFS, formed in connection with the acquisition of M&W Group, Inc. on September 1, 2000. ENBI is headquartered in Angola, New York, with offices located throughout Western New York in Derby, Eden, Gowanda, Hamburg, Lockport, North Boston, Silver Creek, South Dayton, Cattaraugus, Randolph and West Seneca. ENBI is a full-service insurance agency offering personal, commercial and financial services products. It also has a small consulting department. For the year ended December 31, 2006, ENBI had a premium volume of approximately $42.6 million and commission revenue of $6.5 million.
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
Frontier Claims Services, Inc. FCS, a wholly-owned subsidiary of ENBI, provides insurance adjusting services for insurance companies. FCS is located in Angola, New York.
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
Evans National Leasing, Inc. ENL, a wholly-owned subsidiary of the Bank, provides direct financing leasing of commercial small-ticket general business equipment to companies located throughout the contiguous 48 United States.
Evans National Holding Corp. ENHC, a wholly-owned subsidiary of the Bank, holds certain real estate loans and provides management services. ENHC is operated as a Real Estate Investment Trust (“REIT”), which provides additional flexibility and planning opportunities for the business of the Bank.

ENB Employers Insurance Trust. ENB Employers Insurance Trust is a Delaware trust company formed for the sole purpose of holding life insurance policies under the Bank’s bank-owned life insurance program.
Evans Capital Trust I. Evans Capital Trust I, a wholly-owned subsidiary of the Company, was organized solely to issue and sell certain securities representing undivided beneficial interests of the Trust and investing the proceeds thereof in certain debentures of the Company.
EMPLOYEES
As of December 31, 2006, the Company had no direct employees. As of December 31, 2006, the following table summarizes the employment rosters of the Company’s subsidiaries:

	Full Time	Part Time
Bank	115	16
ENL	9	—
ENBI	46	4
FCS	4	—

	174	20

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
Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Lending Risks.
At December 31, 2006, the Company’s portfolio of commercial real estate loans totaled $123.7 million, or 42.8% of total gross loans and the Company’s portfolio of commercial business loans totaled $29.6 million, or 10.2% of total gross loans. The Company plans to continue to emphasize the origination of commercial loans. Commercial loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of commercial real estate and business loans often depends on the successful operations and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Also, many of the Company’s borrowers have more than one commercial real estate or commercial business loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan.
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
In the Event the Company’s Allowance for Loan and Lease Losses is Not Sufficient to Cover Actual Loan Losses, the Company’s Earnings Could Decrease.
The Company maintains an allowance for loan and lease losses in order to mitigate the effect of possible losses inherent in its loan portfolio. There is a risk that the Company may experience significant loan and lease losses which could exceed the allowance for loan and lease losses the Company has currently set aside. In determining the amount of the Company’s allowance, the Company makes various assumptions and judgments about the collectibility of its loan and lease portfolio, including the creditworthiness of its borrowers, the effect of changes in the local economy on the value of the real estate and other assets serving as collateral for the repayment of loans, the effects on the Company’s loan and lease portfolio of current economic indicators and their probable impact on borrowers, and the Company’s loan quality reviews. In addition, bank regulators periodically review the Company’s loan and lease portfolio and credit underwriting procedures, as well as its allowance for loan and lease losses, and may require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs. At December 31, 2006, the Company had a net loan portfolio of approximately $289.1 million and the allowance for loan and lease losses was approximately $3.7 million, which represented 1.29% of the total amount of gross loans and leases. If the Company’s assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs, the Company may have to increase its allowance for loan and lease losses or loan and lease charge-offs which could have an adverse effect on the Company’s operating results and financial condition. There can be no assurances that the Company’s allowance for loan and lease losses will be adequate to protect the Company against loan and lease losses that it may incur.
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
Changes in interest rates also affect the value of the Company’s interest-earning assets, and in particular, the Company’s securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2006, the Company’s securities available for sale totaled $133.5 million. Net unrealized losses on securities available for sale, net of tax, amounted to $1.2 million and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders’ equity or earnings.
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

The Company Operates in a Highly Regulated Environment and May Be Adversely Affected By Changes in Laws and Regulations.
The Company is subject to regulation, supervision and examination by the OCC, FRB, and by the FDIC, as insurer of its deposits. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the deposit insurance funds and depositors. Regulatory requirements affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank’s allowance for loan and lease losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material adverse impact on the Bank, the Company and its business, financial condition and results of operations.
Item 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
Item 2. PROPERTIES
The Bank conducts its business from its administrative office and eleven branch offices as of December 31, 2006. The administrative office is located at One Grimsby Drive in Hamburg, New York, and was purchased in June 2004. The administrative office facility is 26,000 square feet and is owned by the Bank. This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank.
The Bank’s locations are as follows:

Use	Location	Ownership
Bank branch	14 North Main Street, Angola, NY	Own building and land
Bank branch	8599 Erie Road, Evans, NY	Own building and land
Bank branch	25 Main Street, Forestville, NY	Own building and land
Bank branch	6840 Erie Road, Derby, NY	Own building and land
Bank branch	7205 Boston State Road, North Boston, NY	Own building and land
Bank branch	5999 South Park Avenue, Hamburg, NY	Building lease
Bank branch	938 Union Road, West Seneca, NY	Building lease
Bank branch	3388 Sheridan Drive, Amherst, NY	Own building, lease land
Bank branch	4979 Transit Road, Lancaster, NY	Own building, lease land
Bank branch	2670 Delaware Avenue, Buffalo, NY	Own building, lease land
Bank branch	2800 Niagara Falls Boulevard, Tonawanda, NY	Own building, lease land
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

ENBI operates from its headquarters, a 9,300 square foot office located at 16 North Main Street, Angola, New York, which is owned by the Bank, and retail locations as follows:

Use	Location	Ownership
Retail location	5 Commercial Street, Angola, NY	Building lease
Retail location	265 Central Avenue, Silver Creek, NY	Building lease
Retail location	11 Main Street, Cattaraugus, NY	Building lease
Retail location	213 Pine Street, South Dayton, NY	Building lease
Retail location	7 Bank Street, Randolph, NY	Building lease
Retail location	8226 North Main Street, Eden, NY	Building lease
Retail location	25 Buffalo Street, Gowanda, NY	Own building and land
Retail location	2628 Main Street, Lockport, NY	Building lease
Retail location	6840 Erie Road, Derby, NY	Bank-owned building and land
Retail location	5999 South Park Avenue, Hamburg, NY	Bank building lease
Retail location	938 Union Road, West Seneca, NY	Bank building lease
Retail location	7205 Boston State Road, North Boston, NY	Bank-owned building
Retail location	796 Fairmount Avenue, Jamestown, NY	Building lease
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2006.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. The Company’s common stock is quoted on The NASDAQ Global Market system (“NASDAQ”) under the symbol EVBN.
The following table shows, for the periods indicated, the high and low closing sales prices per share of the Company’s common stock as reported on NASDAQ for fiscal 2006 and 2005.

	2006		2005
QUARTER	High	Low	High	Low
FIRST	$21.53	$18.64	$24.48	$20.51
SECOND	$23.38	$19.67	$24.29	$19.78
THIRD	$23.00	$19.91	$21.91	$20.24
FOURTH	$22.81	$19.25	$23.00	$19.07
Holders. The approximate number of holders of record of the Company’s common stock at March 12, 2007 was 1,321.
Cash Dividends. The Company paid the following cash dividends on shares of the Company’s common stock during fiscal 2005 and 2006:
•	A cash dividend of $0.32 per share on April 4, 2005 to holders of record on March 14, 2005.

•	A cash dividend of $0.33 per share on October 3, 2005 to holders of record on September 9, 2005.

•	A cash dividend of $0.34 per share on April 3, 2006 to holders of record on March 13, 2006.

•	A cash dividend on $0.34 per share on October 2, 2006 to holders of record on September 8, 2006.

In addition, the Company declared a cash dividend of $0.34 per share payable on April 2, 2007 to holders of record as of March 12, 2007.
The amount and type (cash or stock), if any, of future dividends will be determined by the Company’s Board of Directors and will depend upon the Company’s earnings, financial conditions and other factors considered by the Board of Directors to be relevant. The Bank pays a dividend to the Company to provide funds for: debt service on the junior subordinated debentures, a portion of the proceeds of which were contributed to the Bank as capital; dividends the Company pays; treasury stock repurchases; and other Company expenses. There are also various legal limitations with respect to the Bank supplying funds to the Company. In particular, under Federal Banking Law, the prior approval of the FRB and OCC may be required in certain circumstance, prior to the payment of dividends by the Company or Bank. See Notes 8 and 19 to the Company’s Consolidated Financial Statements included in Part II, Item 8 to this Report on Form 10-K for additional information concerning contractual and regulatory restrictions on the payment of dividends.
PERFORMANCE GRAPH
The following Performance Graph compares the Company’s cumulative total stockholder return on its common stock for a five-year period (December 31, 2001 to December 31, 2006) with the cumulative total return of the NASDAQ Bank Index and NASDAQ Market Index. The comparison for each of the periods assumes that $100 was invested on December 31, 2001 in each of the Company’s common stock, the stocks included in the NASDAQ Bank Index and the stocks included in the NASDAQ Market Index, and that all dividends were reinvested without commissions. This table does not forecast future performance of the Company’s stock.
Compare 5-Year Cumulative Total Return Among
Evans Bancorp, Inc.,
NASDAQ Market Index and NASDAQ Bank Index

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Evans Bancorp, Inc.	100.00	133.19	144.22	164.57	148.66	146.20
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
NASDAQ Bank	100.00	106.95	142.29	161.73	158.61	180.53

In accordance with and to the extent permitted by applicable law or regulation, the information set forth above under the heading “Performance Graph” shall not be incorporated by reference into any future filing under the Securities Act, as amended, or the Exchange Act and shall not be deemed to be “soliciting material” or to be “filed” with the SEC under the Securities Act or the Exchange Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table includes all Company repurchases, including those made pursuant to publicly announced plans or programs during the quarter ended December 31, 2006.

			Total number of shares	Maximum number of
	Total number	Average	purchased as part of	shares that may yet be
	of shares	price paid	publicly announced	purchased under
Period	purchased	per share	plans or programs	the plans or programs
October 2006 (October 1, 2006 through October 31, 2006)	1,000	$21.37	1,000	47,715
November 2006 (November 1, 2006 through November 30, 2006)	1,800	$21.07	1,800	45,915
December 2006 (December 1, 2006 through December 31, 2006)	800	$20.85	800	45,115

Total	3,600	$21.10	3,600

All 3,600 shares were purchased in open market transactions pursuant to the Company’s repurchase program. On August 18, 2005, the Company announced that its Board of Directors had authorized a new common stock repurchase program, pursuant to which the Company may repurchase up to 75,000 shares of the Company’s common stock over the next two years, unless the program is terminated earlier. This program supersedes and replaces the Company’s stock repurchase program approved by the Company’s Board of Directors on October 21, 2003, pursuant to which a maximum of 50,000 shares of common stock were authorized for repurchase. The Company did not make any repurchases during the quarter ended December 31, 2006, other than pursuant to this publicly announced program, and there were no other publicly announced plans or programs outstanding as of December 31, 2006. The Company has placed such repurchased shares in the treasury and accounts for such shares on a first-in-first-out basis.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

	As of and for the year ended December 31,
(Dollars in thousands except per share data)	2006	2005	2004	2003	2002
Balance Sheet Data
Assets	$473,894	$468,546	$429,042	$334,677	$288,711
Interest-earning assets	426,836	419,973	391,462	308,722	267,142
Investment securities	137,730	159,952	169,879	120,556	106,672
Loans and leases, net	285,367	256,810	217,599	185,528	148,998
Deposits	355,749	336,808	301,928	266,325	239,507
Borrowings	60,559	81,798	79,364	25,388	8,111
Stockholders’ equity	39,543	36,876	35,474	33,324	30,862

Income Statement Data
Net interest income	$14,847	$14,377	$12,597	$10,846	$10,395
Non-interest income	10,773	10,376	8,572	7,666	5,474
Non-interest expense	17,728	17,404	14,779	12,739	10,650
Net income	4,921	4,819	4,509	4,069	3,606

Per Share Data
Earnings per share – basic	$1.81	$1.77	$1.65	$1.51	$1.34
Earnings per share – diluted	1.80	1.77	1.65	1.51	1.34
Cash dividends	0.68	0.65	0.61	0.57	0.49
Book value	14.46	13.51	13.03	12.37	11.42

Performance Ratios
Return on average assets	1.05%	1.05%	1.15%	1.25%	1.36%
Return on average equity	12.99	13.34	13.13	12.77	12.51
Net interest margin	3.55	3.49	3.53	3.64	4.27
Efficiency ratio *	67.00	68.23	68.00	67.91	66.61
Dividend payout ratio	37.70	36.58	36.77	37.71	36.18

Capital Ratios
Tier I capital to average assets	8.90%	8.29%	8.05%	8.30%	9.30%
Equity to assets	8.34	7.87	8.27	9.96	10.69

Asset Quality Ratios
Total non-performing assets to total assets	0.15%	0.41%	0.42%	0.27%	0.51%
Total non-performing loans and leases to total loans and leases	0.23	0.72	0.82	0.49	0.79
Net charge-offs to average loans and leases	0.22	0.23	0.08	0.05	0.04
Allowance for loan and lease losses to total loans and leases	1.29	1.23	1.36	1.35	1.42
Allowance for loan and lease losses to non- performing loans and leases	564.80	171.71	166.05	276.47	179.27
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Report on Form 10-K for further information and analysis of changes in the Company’s financial condition and results of operations.

*	The calculation of the efficiency ratio excludes amortization of intangibles and goodwill, for comparative purposes. The amounts excluded are $563 thousand, $515 thousand, $385 thousand, $168 thousand, and $79 thousand for 2006, 2005, 2004, 2003 and 2002, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
This discussion is intended to compare the performance of the Company for the years ended December 31, 2006, 2005 and 2004. The review of the information presented should be read in conjunction with Part I, “Item 1: Business” and Part II, “Item 6: Selected Financial Data” and “Item 8: Financial Statements and Supplementary Financial Data” of this Report on Form 10-K.

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
The Company’s financial objectives are focused on earnings growth and return on average equity. Over the last five years, the Company’s compounded annual net income growth has been 8.1%. The compounded annual growth rate for net loans and deposits for the last five years were 14.9% and 11.7%, respectively. To sustain future growth and to meet the Company’s financial objectives, the Company has defined a number of strategies. Five of the more important strategies include:
•	Expanding the Bank’s market reach and penetration through de-novo branching and potential acquisitions;

•	Continuing growth of non-interest income through insurance agency internal growth and potential acquisitions;

•	Focusing on profitable customer segments;

•	Leveraging technology to improve efficiency and customer service; and

•	Maintaining a community based approach.
The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives. The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense. Interest income accounted for approximately 71% of total income in 2006. To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market of operation. To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.
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
While the Company reviews and manages all customer units, it has focused increased efforts on five targeted segments: (1) high value consumers, (2) smaller businesses with credit needs under $250,000, (3) medium-sized commercial businesses with credit needs over $250,000 up to $6.2 million, (4) commercial real estate and construction-related businesses, and (5) diversified leasing portfolio. These efforts have resulted in growth in the commercial and leasing portfolios, as well as core deposits during fiscal 2005 and 2006.
To support growth in targeted customer units, the Bank opened two de-novo branches during fiscal 2004 and fiscal 2005, and opened a third in January 2007. With all new and existing branches, the Company has strived to maintain a local community based philosophy. The Bank has emphasized hiring local branch and lending personnel with strong ties to the specific local communities it enters and serves.
The Company has expanded through acquisition, especially in its insurance agency segment, where ENBI acquired two agencies in 2006 which included Fire Service Agency, Inc. and a small book of business from another insurance agency in 2006. Additionally, the Company acquired four companies in 2005 and 2004, including the Truax Agency in July 2005, and Ulrich & Company in October 2004 and Ellwood and Easy PA agencies in January 2004. Historically, the Company has entered a new market for the insurance agency segment through acquisition of an existing book of business.
The Bank serves its market through 11 banking offices in Western New York, located in Amherst, Angola, Derby, Evans, Forestville, Hamburg, Lancaster, North Boston, West Seneca, North Buffalo and Tonawanda. The Company’s principal source of funding is through deposits, which it reinvests in the community in the form of loans and investments. Deposits are insured up to the maximum permitted by the Insurance Fund of the FDIC. The Bank is regulated by the OCC. The Company operates in two reportable segments – banking activities and insurance agency activities.

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
Goodwill
The amount of goodwill reflected in the Company’s Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill on an identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 1 to the Company’s Consolidated Financial Statements included in Item 8 of this Report on Form 10-K discusses new accounting policies adopted by the Company during fiscal 2006 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent management believes the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Company’s Consolidated Financial Statements included in Item 8 of this Report on Form 10-K.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005
Net Income
Net income of $4.9 million in 2006 consists of $4.1 million related to the Company’s banking activities and $0.8 million related to the Company’s insurance agency activities. The total net income of $4.9 million or $1.81 per share, basic and $1.80 per share, diluted in 2006 compares to $4.8 million or $1.77 per share, basic and diluted for 2005.
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

	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:

Loans and leases	$2,304	$1,868	$4,172	$2,602	$1,754	$4,356
Taxable securities	(803)	349	(454)	798	211	1,009
Tax-exempt securities	(73)	21	(52)	(160)	(37)	(197)
Federal funds sold	(118)	54	(64)	(44)	62	18
Time deposits in other banks	(2)	(2)	(4)	(9)	(2)	(11)

Total interest-earning assets	$1,308	$2,290	$3,598	$3,187	$1,988	$5,175

Interest paid on:

NOW accounts	$0	$0	$0	$1	$(1)	$0
Savings deposits	(56)	178	122	61	193	254
Muni-vest	(504)	600	96	(188)	693	505
Time deposits	865	1,656	2,521	690	745	1,435
Federal funds purchased & other borrowings	10	379	389	1,139	125	1,264

Total interest-bearing liabilities	$315	$2,813	$3,128	$1,703	$1,755	$3,458

Net interest income, before the provision for loan and lease losses, increased $0.5 million or 3.3% to $14.8 million in 2006, as compared to $14.4 million in 2005. The increase in 2006 was attributable to the increase in average interest-earning assets of $6.1 million, and an increase of $1.4 million in average interest-bearing liabilities over 2005. This increase accounts, as indicated in the table above, for an increase in net interest income due to volume of approximately $1.0 million. The increase in net interest income due to volume increase on average earning assets was $1.3 million. The main factor for the increase in average earning assets was loans and leases outstanding, which totaled $268.5 million in 2006, up 13.4% from 2005’s averages $236.8 million.
Total loan and lease growth continues to be driven by commercial loan and lease growth, which increased 13.0%, from $167.8 million average balance for 2005 to $189.7 million average balance in 2006. The success of the Company’s small ticket leasing subsidiary accounted for 66.0% or $14.4 million of the total $21.9 million increase in average commercial loans. Consumer loans increased 14.3% from $71.5 million average balance in 2005 to $81.8 million in 2006.

The increase of $1.3 million in net interest income due to volume increases in average earning assets was offset by a $0.3 million decrease in net interest income from an increase in average interest-bearing liabilities in 2006. The increase in 2006 in interest-bearing liabilities was largely attributable to an increase of $24.6 million or 19.4% in average time deposits from $126.9 million in 2005 to $151.5 million in 2006. The largest increase in time deposits was in time deposits $100,000 and over, due to successful bidding on municipal deposits, along with some runoff of savings and Muni-vest into time deposits.
Additionally, average other borrowed funds, including FHLB advances and trust preferred securities, decreased 5.9% or by $3.6 million in 2006 compared to 2005.
In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities, changes in interest rates and spreads can impact net interest income. Net interest spread, or the difference between yield on earning assets and rate on interest-bearing liabilities, was 3.05% in 2006, down slightly from 3.14% in 2005. The yield on interest-earning assets increased 78 basis points from 5.57% in 2005 to 6.35% in 2006, while the cost of interest-bearing liabilities increased 87 basis points, from 2.43% in 2005 to 3.30% in 2006.
Net interest-free funds consist largely of non-interest-bearing deposit accounts and stockholders’ equity, offset by bank-owned life insurance and non-interest-earning assets, including goodwill and intangible assets. Average net interest-free funds totaled $63.8 million in 2006 compared to $59.2 million in 2005. The contribution of net interest-free funds to net interest margin was 0.50% in 2006, compared with 0.35% in 2005. This increase is primarily due to strong growth in non-interest bearing demand deposits in 2006.
Reflecting the changes to the net interest spread and the contribution of interest-free funds as described above, the Company’s net interest margin increased from 3.49% during 2005 to 3.55% during 2006.
During 2006, the FRB continued to take steps to increase the level of interest rates by increasing its benchmark overnight federal funds target rate by 100 basis points during the first six months of 2006. The Company believes the continued efforts by the FRB to mitigate potential inflation through raising short-term interest rates, which has flattened the treasury yield curve, will continue to challenge the Company’s net interest margin in 2007.
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
Allowance for Loan and Lease Losses
The allowance for loan and lease losses represents the amount charged against the Bank’s earnings to establish a reserve or allowance sufficient to absorb probable loan and lease losses based on management’s evaluation of the Bank’s loan portfolio. Factors considered by the Bank’s management in establishing the allowance include the collectibility of individual loans, current loan concentrations, charge-off history, delinquent loan percentages, input from regulatory agencies and general economic conditions.
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

The subjective portion of the allowance reflects management’s current assessment of the New York State and Western New York economies. Both have lagged behind national prosperity, which continues to remain unsettled. Marginal job growth, in conjunction with a declining population base, has left the Bank’s primary market more susceptible to potential credit problems. This is particularly true of commercial borrowers. Commercial loans represent a segment of significant past growth, as well as an area of concentration in the Bank’s real estate portfolio. Commercial real estate values may be susceptible to decline in an adverse economy. The Bank’s management believes that the Bank’s loan and lease loss allowance complies with United States Generally Accepted Accounting Principles and regulations promulgated by the OCC, and is reflective of its assessment of the local environment, as well as a continued growth trend in commercial loans. For further information, see Note 1 to the Company’s Consolidated Financial Statements included in Item 8 of this Report on Form 10-K.
The Company’s provision for loan and lease losses was $1.1 million and $0.8 million in 2006 and 2005, respectively. Total non-performing loans amounted to $0.7 million and $1.9 million at December 31, 2006 and 2005, respectively.
The following table provides an analysis of the allowance for loan and lease losses, the total of charge-offs, non-performing loans and total allowance for loan and lease losses as a percentage of total loans outstanding for the five years ended December 31:

	2006	2005	2004	2003	2002
	(in thousands)
Balance, beginning of year	$3,211	$2,999	$2,539	$2,146	$1,786
Provisions for loan and lease losses	1,128	769	485	480	420
Addition to allowance from acquisition	—	—	130	—	—
Recoveries	198	118	60	8	16
Loans and leases charged off	(798)	(675)	(215)	(95)	(76)

Balance, end of year	$3,739	$3,211	$2,999	$2,539	$2,146

Net charge-offs to total loans and leases	0.21%	0.21%	0.07%	0.05%	0.04%
Non-performing loans and leases to total loans and leases	0.23%	0.72%	0.82%	0.49%	0.79%
Allowance for loan and lease losses to total loans and leases	1.29%	1.23%	1.36%	1.35%	1.42%
An allocation of the allowance for loan and lease losses by portfolio type over the past five years follows (dollars in thousands):

		Percent		Percent		Percent of		Percent of		Percent of
	Balance	of loans	Balance	of loans	Balance	loans in	Balance	loans in	Balance	loans in
	at	in each	at	in each	at	each	at	each	at	each
	12/31/2006	category	12/31/2005	category	12/31/2004	category	12/31/2003	category	12/31/2002	category
	Attributable	to total	Attributable	to total	Attributable	to total	Attributable	to total	Attributable	to total
	to:	loans:	to:	loans:	to:	loans	to:	loans	to:	loans
Real estate Loans	$1,555	76.1%	$1,463	80.4%	$1,768	82.5%	$1,619	85.1%	$844	84.6%
Commercial Loans	889	10.2%	851	11.5%	618	13.0%	384	12.9%	259	13.5%
Consumer Loans	193	1.1%	183	1.1%	187	1.3%	147	1.4%	72	1.6%
All other Loans	40	1.6%	34	0.5%	—	1.1%	—	0.6%	—	0.3%
Direct financing leases	905	11.0%	470	6.5%	130	2.1%	—	—%	—	—%
Unallocated	157	—%	210	—%	296	—%	389	—%	971	—%

Total	$3,739	100.0%	$3,211	100.0%	$2,999	100.0%	$2,539	100.0%	$2,146	100.0%

Both the total increase in allowance for loan and lease losses and allocation of the allowance to commercial loans and direct financing leases are in response to the higher risk associated with the increase in commercial loans and direct financing leases. The increased allowance to commercial categories addresses the Bank’s strategic decision to continue growing this product, as well as the local economy, which has lagged the national economy. Commercial loans are more susceptible to decreases in credit quality in cyclical downturns and the larger individual balances of commercial loans expose the Bank to larger losses. The increased allowance for direct financing leases is in response to the growth of that portfolio during 2006, following the December 31, 2004 acquisition of M&C Leasing by ENL. Similar to commercial loans, direct financing leases are susceptible to decreases in credit quality in cyclical downturns in the economy. The direct financing lease portfolio increased to $31.7 million or 11.0% of total loans at December 31, 2006 from $16.9 million or 6.5% of total loans at December 31, 2005.
The allowance for loan and lease losses is based on management’s estimate, and ultimate losses will vary from current estimates. Factors underlying the determination of the allowance for loan and lease losses are continually evaluated by management based on changing market conditions and other known factors. Some factors underlying the allocation of loan losses have changed in 2006 as a result of the evaluation of underlying risk factors within each loan category. The underlying methodology to determine the adequacy of the allowance for loan losses is consistent with prior years.
Non-Interest Income
Total non-interest income increased approximately $0.4 million or 3.8% in 2006 over 2005. This compares to an increase of approximately $1.9 million or 21.8% in 2005 over 2004. As ENBI manages to a soft premium insurance market, its revenue was up slightly to $6.5 million, or a $0.1 million increase from 2005. The largest component of the increase in non-interest income was due to the increased activity in leasing. Fees from leasing increased $0.2 million or 104% compared to 2005. These fees include mainly late charge fees and early rental fees collected.
Non-Interest Expense
Total non-interest expense increased approximately $0.3 million or 1.9% in 2006 over 2005. The ratio of non-interest expense to average assets was 3.79% in 2006 compared to 3.80% in 2005. The largest increase in non-interest expense was in the salaries and employee benefits line, which increased $0.3 million, or 3.6%, in comparison to 2005. The Tonawanda branch of the Bank, increased loan staffing, ENBI acquisitions and merit increases contributed to the increased salary costs. Notably, the leasing operations added personnel to accommodate the growth experienced in 2006, as well as incentives paid to ENL personnel based on performance.
Occupancy and repair and maintenance expense increased approximately $0.1 million or 2.7% from 2005 to 2006, primarily due to ENBI’s acquisition growth in both fiscal 2006 and a full year of expense for those acquisitions made in 2005.
Professional services expense decreased $0.1 million, or 15.0%, in 2006 over 2005, mainly due to service for a revenue enhancement and incentive compensation project in 2005 which did not occur in 2006.
Other expenses increased $0.1 million or approximately 3.3% in 2006. Expenses associated with Internet banking, ATM expense, telephone and data line costs, postage costs, maintenance on foreclosed properties and correspondent bank service charges fall under miscellaneous expenses. The increase reflects other transaction-based expenses related to the increased size and volume of the Bank’s business.
Amortization of intangibles has increased approximately $0.1 million, reflecting the two insurance agency acquisitions completed 2006.
Taxes
The provision for income taxes in 2006 of $1.8 million reflects an effective tax rate of approximately 27.2%. This compares to $1.8 million or 26.8% in 2005. The increase in effective tax rate is mainly a result of decreased investment in tax advantaged municipal bonds as the Company has shifted those funds to higher yielding loan products. The proposed 2007 New York State budget bill contains a provision that would continue to allow banks with assets under $2 billion the exclusion of dividends paid by a Real Estate Investment Trust subsidiary (“REIT”). Until the bill is enacted as proposed, the Company could lose the tax benefit associated with the REIT if the legislation is changed to exclude the deduction. If the deduction is lost in the budget, the Company may have to increase the 2007 tax provision by approximately $0.2 million as compared to 2006 beginning in the first quarter of 2007.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004
Net Income
Net income of $4.8 million in 2005 consists of $4.0 million related to the Company’s banking activities and $0.8 million related to the Company’s insurance agency activities. The total net income of $4.8 million or $1.77 per share, basic and diluted in 2005 compares to $4.5 million or $1.65 per share, basic and diluted for 2004.
Net Interest Income
Net interest income, before the provision for loan and lease losses, increased $1.8 million or 14.1% to $14.4 million in 2005, as compared to $12.6 million in 2004. The increase in 2005 was attributable to the increase in average interest-earning assets of $54.7 million, and an increase of $52.9 million in average interest-bearing liabilities over 2004. This increase accounts for an increase in net interest income due to volume of approximately $1.5 million. The increase in net interest income due to volume increase on average earning assets was $3.2 million. The two most significant factors for the increase in average earning assets included higher average securities and loans outstanding, which totaled $170.5 million and $236.8 million in 2005, up 11.7% and 20.4%, respectively, from 2004’s averages of $152.7 million and $196.7 million.
Non-Interest Income
Total non-interest income increased approximately $1.8 million or 21.1% in 2005 over 2004. This compares to an increase of approximately $0.9 million or 11.8% in 2004 over 2003. Bank service charge income in 2005 increased $0.2 million over 2004, mainly as a result of higher overdraft fee income.
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
FINANCIAL CONDITION
The Company had total assets of $473.9 million at December 31, 2006, an increase of $5.3 million or 1.1% over $468.5 million at December 31, 2005. Net loans of $285.4 million increased 11.1% or $28.6 million over 2005. Securities decreased $22.2 million or 13.9% from 2005. Deposits grew by $18.9 million or 5.6%. Stockholders’ equity increased $2.7 million or 7.2%. Net unrealized losses on investment securities held by the Bank of $2.1 million at December 31, 2005 decreased slightly $0.1 million in 2006 to a net unrealized loss of $2.0 million at December 31, 2006.
Loans
Loans comprised 64.2% and 57.5% of the Company’s total average earning assets in 2006 and 2005, respectively. Actual year-end balances increased 11.1% in 2006, as compared to an increase of 18.0% in 2005. The Company continues to focus its lending on commercial and residential mortgages, commercial loans, home equity loans and direct financing leases. Commercial mortgages make up the largest segment of the portfolio at 42.8% of total loans. Residential mortgages comprise 20.0% of the loan portfolio and 6.3% are home equity loans. Other commercial loans account for 10.2% of outstanding loans. Commercial loans total $29.6 million at December 31, 2006, reflecting a 1.1% or $0.3 million decrease in 2006 over 2005. Residential mortgages totaled $57.7 million at December 31, 2006, reflecting an 18.8% or $9.1 million increase in 2006 over 2005. Prior to fiscal 2004, a significant portion of fixed rate residential mortgages originated were sold to the secondary market in order to minimize interest rate risk in the Bank’s portfolio. In 2005 and 2006, the Bank originated and retained fixed rate residential real estate loans with shorter maturities, reflecting the improving interest rate environment.
At December 31, 2006, the Bank had a loan/deposit ratio of 81.3%. This compares to a loan/deposit ratio of 77.2% at December 31, 2005.
At December 31, 2006, the Bank retained the servicing rights to $28.7 million in long-term mortgages sold to the FNMA. This compares to a loan servicing portfolio principal balance of $28.8 million at December 31, 2005. The arrangement that the Bank has with FNMA allows it to offer long-term mortgages without exposure to the associated interest rate risks, while retaining customer account relationships. In 2006 and 2005, the Bank sold loans to FNMA totaling approximately $2.6 million and $2.5 million, respectively.
Securities and Federal Funds Sold
Securities and federal funds sold made up 35.8% of the Bank’s total average interest earning assets in 2006 compared to 42.5% in 2005. These categories provide the Bank with additional sources of liquidity and income. The Bank’s securities portfolio outstanding balances declined 13.9% in 2006 from 2005. The Bank continues to have a large concentration in tax-advantaged municipal bonds, which make up 30.9% of the portfolio at December 31, 2006 versus 29.3% at December 31, 2005; U.S. government-sponsored mortgage-backed securities, which make up 43.8% of the portfolio at December 31, 2006 versus 45.1% at December 31, 2005; and U.S. government-sponsored agency bonds of various types, which comprise 22.5% of the total at December 31, 2006 versus 22.9% at December 31, 2005. As a member of both the Federal Reserve System and the Federal Home Loan Bank, the Bank is required to hold stock in those entities. These investments made up 2.8% of the portfolio at December 31, 2006 versus 2.7% of the portfolio at December 31, 2005. The credit quality of the securities portfolio is believed to be strong, with 96.9% of the securities portfolio carrying the equivalent of a Moody’s rating of AAA.
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

Federal funds sold balances are largely maintained for liquidity purposes. The average balance maintained in federal funds sold declined in 2006 to 0.3% of total average earning assets from 1.1% in 2005. At December 31, 2006, the Company was in a federal funds purchased position of $24.8 million, which is reported as part of “other borrowed funds” on the Company’s Consolidated Balance Sheets included under Item 8 of this Report on Form 10-K.
The Company manages its available for sale securities portfolio on a total return basis. Management regularly reviews the performance of the Company’s securities and sells specific securities to enhance net interest income and net interest margin. The Company realized $0.1 million in net gains on these sales in 2006 and $0.1 million in net gains in 2005.
SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” outlines accounting and reporting requirements for investment securities. The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.” Securities designated as held to maturity are stated on the Company’s Consolidated Balance Sheets included under Item 8 of this Report on Form 10-K at amortized cost. Those designated as available for sale are reported at fair market value. At December 31, 2006, $4.2 million in securities were designated as held to maturity. These bonds are primarily municipal investments that the Bank has made in its local trade area.
The available for sale portfolio totaled $133.5 million or approximately 96.9% of the Bank’s securities portfolio at December 31, 2006. Net unrealized gains and losses on available for sale securities resulted in a net unrealized loss of $1.9 million at December 31, 2006, as compared to a loss of $2.1 million at December 31, 2005. Unrealized gains and losses on available for sale securities are reported, net of taxes, as a separate component of shareholders’ equity. At December 31, 2006, the impact to equity was a net unrealized loss of approximately $1.2 million.
Management has assessed the securities available for sale in an unrealized loss position at December 31, 2006 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.
Deposits
Total deposits increased $18.9 million or 5.6% in 2006 over 2005. The most significant source of funding for the Company is core deposits. Core deposit funding consists of non-interest bearing deposits, NOW accounts, savings deposits, Muni-vest, and time deposits under $100,000. Core deposits increased $3.6 million in 2006 over 2005. Increases of $3.7 million, $1.6 million, and $0.9 million in Muni-vest, time deposits under $100,000, and demand deposits, respectively, were offset by decreases in NOW and savings of $1.1 million and $1.5 million, respectively. The result of higher balances in time deposits over $100,000 was partially due to customer response to higher interest rates offered on time deposits, resulting in a shift of funds from savings to time deposits.
Certificates of deposit in excess of $100,000 increased 23.5% to $80.2 million at December 31, 2006 from $64.9 million at December 31, 2005. These funds are generally not considered core deposits. Many of these deposits are obtained from municipalities through the competitive bidding process. The large increase in these deposits is due to the Bank’s successful bidding on large municipal funds. These funds are normally at a cost of funds less than borrowings.
Pension
The Company maintains a qualified defined benefit pension plan, which covers substantially all employees. Additionally, the Company has entered into individual retirement agreements with certain of its executive officers providing for unfunded supplemental pension benefits under the Company’s Supplemental Executive Retirement Plan (the “SERP”). The Company’s pension expense for the defined benefit pension plan, and the SERP, approximated $0.7 million, $0.6 million and $0.5 million for each of the years ended December 31, 2006, 2005 and 2004, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the Company’s plan assets of 7.50% for 2006, 2005 and 2004; compensation rate increases of 4.75% for 2006, 2005 and 2004 for the defined benefit pension plan and 5.00% in 2006, 2005 and 2004 for the SERP.
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
The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has increased from 5.50% at September 30, 2005, for purposes of the Company’s defined benefit pension plan and at December 31, 2005, for purposes of the SERP, both of which are the measurement dates, to 5.75% for both plans at September 30, 2006 and December 31, 2006, respectively.
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
The cash flows from the investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At December 31, 2006, approximately 9.0% of the Bank’s securities had maturity dates of one year or less, and approximately 33.5% had maturity dates of five years or less. At December 31, 2006, the Bank had net short-term liquidity of $21.6 million as compared to $18.7 million at December 31, 2005. Available assets of $138.6 million, less public and purchased funds of $173.6 million, resulted in a long-term liquidity ratio of 80% at December 31, 2006, versus 90% at December 31, 2005.
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

	Payments due within time period at December 31, 2006
	(in thousands)
				Due After
	0-12 Months	1-3 Years	4-5 Years	5 Years	Total
Securities sold under agreement to repurchase	$8,954	$—	$—	$—	$8,954
Operating lease obligations	478	907	709	4,211	6,305
Other borrowed funds	27,508	8,721	—	13,000	49,229
Junior subordinated debentures	—	—	—	11,330	11,330

Total	$36,940	$9,628	$709	$28,541	$75,818

Interest expense on fixed rate debt	$733	$1,347	$901	$882	$3,863

The Company’s variable rate debt included in other borrowed funds is related to short-term funding which is used only to cover seasonal funding needs, which are undeterminable for a particular year.
At December 31, 2006, the Company had commitments to extend credit of $68.1 million compared to $68.5 million at December 31, 2005. For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 15 to the Company’s Consolidated Financial Statements included in Item 8 of this Report on Form 10-K.
Capital
The Company and Bank have consistently maintained regulatory capital ratios at, or above, well capitalized standards. For further detail on capital and capital ratios, see Note 19 to the Company’s Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.
Total Company stockholders’ equity was $39.5 million at December 31, 2006, up from $36.9 million at December 31, 2005. Equity as a percentage of assets was 8.3% at December 31, 2006, compared to 7.9% at December 31, 2005. Book value per share of common stock rose to $14.46 at December 31, 2006, up from $13.51 at December 31, 2005.
Included in stockholders’ equity was accumulated other comprehensive income which reflects the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale. Net unrealized losses were $1.2 million, or $0.43 per share of common stock, at December 31, 2006, as compared to net unrealized gains on available-for-sale investment securities of $1.3 million, and $0.47 per share of common stock, at December 31, 2006. Such unrealized losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.
The Company paid cash dividends per share of common stock of $0.68 in 2006 and $0.65 in 2005. The dividend payout is continually reviewed by management and the Company’s Board of Directors. The dividend payout ratio, which represents cash dividends paid, divided by net income, was 37.70% and 36.58% for the years 2006 and 2005, respectively.
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

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

	Calculated (decrease) increase
	in projected annual net interest income
	(in thousands)
Changes in interest rates	December 31, 2006	December 31, 2005
+200 basis points	$(853)	$(777)
+100 basis points	(424)	(386)
-100 basis points	379	337
-200 basis points	551	542
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
Financial instruments with off-balance sheet risk at December 31, 2006 included $21.2 million in undisbursed lines of credit at an average interest rate of 8.1%; $18.0 million in fixed rate loan origination commitments at 6.6%; $21.1 million in adjustable rate loan origination commitments at 7.5%; and $2.5 million in adjustable rate letters of credit at an approximate average rate of 9.0%.
The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity
year ended								Fair
December 31,	2007	2008	2009	2010	2011	Thereafter	Total	Value
	(dollars in thousands)
Interest-Assets
Net loans receivable	$29,788	$14,537	$23,076	$22,122	$17,915	$177,929	$285,367	$281,520
Average interest	8.78%	10.55%	10.23%	10.25%	9.40%	6.76%	7.88%	7.88%
Investment securities	12,395	11,335	8,432	8,233	5,802	91,533	137,730	137,730
Average interest	3.65%	3.66%	3.96%	4.32%	4.18%	4.61%	4.34%	4.34%

Interest – Liabilities
Interest bearing deposits	249,745	21,118	5,792	536	6,427	6	283,624	284,451
Average interest	3.27%	4.42%	5.46%	4.00%	4.22%	7.50%	3.42%	3.42%
Borrowed funds & Securities sold under agreements to repurchase	36,462	669	8,052	—	—	13,000	58,183	57,092
Average interest	4.03%	3.22%	3.11%	—	—	3.46%	3.77%	3.77%

Junior subordinated debentures	—	—	—	—	—	11,330	11,330	11,330
Average interest	—	—	—	—	—	8.02%	8.02%	8.02%
When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities increases or decreases. As a part of the Company’s asset/liability policy, the Company has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. The Bank’s securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2006, the impact to equity, net of tax, as a result of marking available for sale securities to market was an unrealized loss of $1.2 million. On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 200 basis points. At December 31, 2006, the Company determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements. The Company’s and the Bank’s capital ratios are also reviewed on a quarterly basis.
Capital Expenditures
Planned expenditures include replacing a number of technology upgrades to the system, replacing and adding automated teller machines (ATMs) and miscellaneous other facility improvements to existing locations. The Company believes it has a sufficient capital base to support these known and potential capital expenditures of approximately $0.7 million with current assets.
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
The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank. This includes the operations of ENL, which provides direct financing leasing. Net income from banking activities was $4.1 million in 2006, which represents a $0.1 million or 1.6% increase over 2005. The increase in net income from banking activities was driven by increases in net interest income. Total assets of the banking activities segment increased $5.5 million or 1.2% during 2006 to $461.5 million at December 31, 2006, due primarily to growth in loans during 2006.
The insurance activities segment includes activities of ENBI, which is a retail property and casualty insurance agency with twelve locations in the Western New York area. This includes the operations at ENB, which provides non-deposit investment products. Net income from insurance activities was $0.9 million in 2006, which represents a $36 thousand or 4.4% increase from 2005. Total assets of the insurance activities segment were $12.4 million at December 31, 2006, which compares to $12.5 million at December 31, 2005. Total revenues increased $89 thousand, or 1.4% over 2005.
Fourth Quarter Results
Net income was $1.2 million, or $0.43 per basic and diluted share, for the quarter ended December 31, 2006, as compared to $1.1 million, or $0.41 per basic and diluted share, for the quarter ended December 31, 2005.
The Company’s net interest margin for the quarter was 3.66%, up 18 basis points from last year’s fourth quarter net interest margin of 3.48%. The largest contributing factor to the improvement was the growth of interest free funds, as the bank continues to have success in penetrating its market area with core transactional accounts. Net interest income after the provision for loan and lease losses was $3.5 million in the fourth quarter 2006, up $0.1 million from $3.4 million in the same period of 2005. A higher provision for loan and lease losses reflects the growth in the allowance for loan and lease losses primarily due to a larger loan and lease base over last year.
Total non-interest income for the fourth quarter of 2006 was $2.5 million, or approximately 26.3% of total revenue, an increase of 4.2%, or $0.1 million, over the fourth quarter of 2005. Higher other income was primarily from loan and lease-volume driven revenue, which includes significant increases in lease fee income. Insurance service and fees, although impacted by the soft insurance market, increased slightly in the quarter.
Non-interest expense for the fourth quarter of 2006 increased slightly to $4.4 million from $4.3 million in the fourth quarter of 2005. Slight increases in occupancy, supplies, repair and maintenance, and advertising are related to the opening of the Tonawanda, New York bank branch in December 2006. A $0.1 million decrease in salaries during the quarter was mainly attributable to a decline in profit sharing expenses from the same period in 2005.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item is incorporated by reference to the discussion of “Liquidity” and “Market Risk,” including the discussion under the caption “Sensitivity of Net Interest Income to Changes in Interest Rates” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and the Unaudited Quarterly Financial Data presented in Part II, Item 8. of this Report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Evans Bancorp, Inc.:
We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, Evans Bancorp, Inc. and subsidiaries adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements as of January 1, 2006 and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans as of December 31, 2006.
/s/ KPMG LLP
March 22, 2007
Buffalo, New York

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(in thousands, except share and per share amounts)

	2006	2005
ASSETS
Cash and cash equivalents:
Cash and due from banks	$12,592	$15,635
Securities:
Available for sale, at fair value	133,519	155,610
Held to maturity, at amortized cost	4,211	4,342
Loans and leases, net of allowance for loan and lease losses of $3,739 in 2006 and $3,211in 2005	285,367	256,810
Properties and equipment, net	8,743	8,151
Goodwill	10,003	9,639
Intangible assets	2,298	2,728
Bank-owned life insurance	10,140	9,586
Other assets	7,021	6,045

TOTAL ASSETS	$473,894	$468,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$72,125	$71,183
NOW	11,253	12,401
Regular savings	85,084	86,558
Muni-vest	31,240	27,521
Time	156,047	139,145

Total deposits	355,749	336,808

Federal funds purchased and agreements to repurchase securities	8,954	8,985
Other short term borrowings	24,753	34,585
Other liabilities	9,089	6,629
Junior subordinated debentures	11,330	11,330
Long term borrowings	24,476	33,333

Total liabilities	434,351	431,670

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 2,745,338 and 2,745,338 shares issued, respectively, and 2,733,056 and 2,729,779 shares outstanding, respectively	1,373	1,373
Capital surplus	26,160	26,155
Retained earnings	14,196	11,087
Accumulated other comprehensive (loss) income, net of tax	(1,917)	(1,387)
Less: Treasury stock, at cost (12,282 and 15,559 shares, respectively)	(269)	(352)

Total stockholders’ equity	39,543	36,876

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$473,894	$468,546

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands, except share and per share amounts)

	2006	2005	2004
INTEREST INCOME:
Loans	$20,405	$16,234	$11,815
Federal funds sold/Interest bearing deposits at other banks	49	116	109
Securities:
Taxable	4,209	4,663	3,654
Non-taxable	1,881	1,933	2,130

Total interest income	26,544	22,946	17,708
INTEREST EXPENSE
Deposits	8,979	6,241	4,047
Other borrowings	1,868	1,666	932
Junior subordinated debentures	850	662	132

Total interest expense	11,697	8,569	5,111
NET INTEREST INCOME	14,847	14,377	12,597
PROVISION FOR LOAN AND LEASE LOSSES	1,128	769	485

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	13,719	13,608	12,112
NON-INTEREST INCOME:
Bank charges	1,990	2,077	1,890
Insurance service and fees	6,466	6,377	5,053
Net gain on sales of securities	140	107	245
Premium on loans sold	10	18	17
Bank-owned life insurance	554	513	356
Life insurance proceeds	—	95	—
Other	1,613	1,189	1,011

Total non-interest income	10,773	10,376	8,572

NON-INTEREST EXPENSE:
Salaries and employee benefits	9,677	9,338	7,927
Occupancy	2,055	1,978	1,805
Supplies	302	337	290
Repairs and maintenance	545	553	439
Advertising and public relations	442	464	337
Professional services	838	986	734
Amortization of intangibles	563	515	385
Other insurance	347	368	349
Other	2,959	2,865	2,513

Total non-interest expense	17,728	17,404	14,779

INCOME BEFORE INCOME TAXES	6,764	6,580	5,905

INCOME TAXES	1,843	1,761	1,396

NET INCOME	$4,921	$4,819	$4,509

Net income per common share – basic	$1.81	$1.77	$1.65

Net income per common share – diluted	$1.80	$1.77	$1.65

Weighted average number of basic common shares	2,725,601	2,722,644	2,725,469

Weighted average number of diluted shares	2,727,331	2,723,960	2,727,363

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
(in thousands, except share and per share)

				Accumulated
				Other
				Comprehensive
	Common	Capital	Retained	Income	Treasury
	Stock	Surplus	Earnings	(Loss)	Stock	Total
BALANCE – December 31, 2003	1,230	19,359	11,145	1,918	(328)	33,324

Comprehensive income:
2004 net income			4,509			4,509
Unrealized loss on available for sale securities, net of reclassification adjustment and tax effect				(1,320)		(1,320)
Additional minimum pension liability, net of tax effect — $22				(35)		(35)

Total comprehensive income						3,154

Cash dividends ($.61 per common share)			(1,659)			(1,659)
Stock option expense		165				165
Re-issuance of 14,947 shares under dividend reinvestment plan			18		340	358
Issued 31,942 shares for Ellwood and Easy PA acquisition	15	708				723
Re-issuance of 8,602 shares under Employee Stock Purchase Plan			(31)		200	169
Fractional shares paid in cash on stock dividend			(16)			(16)
Stock dividend 5 percent	62	3,129	(3,158)		(33)	—
Purchase of 30,000 shares for treasury					(744)	(744)

BALANCE – December 31, 2004	$1,307	$23,361	$10,808	$563	$(565)	$35,474

Comprehensive income:			4,819			4,819
Unrealized loss on available for sale securities, net of reclassification adjustment and tax effect				(1,874)		(1,874)
Additional minimum pension liability, net of tax effect — $51				(76)		(76)

Total comprehensive income						2,869

Cash dividends ($.65 per common share)			(1,764)			(1,764)
Stock option expense		183				183
Re-issuance of 15,856 shares under dividend reinvestment plan		(37)	2		400	365
Re-issuance of 11,312 shares under Employee Stock Purchase Plan		(45)	(23)		274	206
Re-issuance of 800 shares under Directors Stock Option Plan			(3)		19	16
Fractional shares paid in cash on stock dividend			(13)			(13)
Stock dividend 5 percent	66	2,693	(2,739)		(20)	—
Purchase of 19,900 shares for treasury					(460)	(460)

BALANCE – December 31, 2005	$1,373	$26,155	$11,087	$(1,387)	$(352)	$36,876

Adjustments to initially apply SFAS 158, net of Taxes — $512				(702)		(702)
Impact of adopting SAB 108, net of tax $12			43			43
Comprehensive income:			4,921			4,921
Unrealized gain on available for sale securities, net of reclassification adjustment tax effect of $(56)				88		88
Additional minimum pension liability, net of tax effect — $(56)				84		84

Total comprehensive income						5,093

Cash dividends ($.68 per common share)			(1,855)			(1,855)
Stock option expense		93				93
Re-issuance of 18,754 shares under dividend reinvestment plan		(39)			413	374
Re-issuance of 10,873 shares under Employee Stock Purchase Plan		(49)			235	186
Purchase of 26,350 shares for treasury					(565)	(565)

BALANCE – December 31, 2006	$1,373	$26,160	$14,196	$(1,917)	$(269)	$39,543

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands)

	2006	2005	2004
OPERATING ACTIVITIES:
Interest received	$27,408	$23,490	$17,971
Fees and commission received	10,120	9,834	8,266
Proceeds from sale of loans held for resale	2,614	2,474	2,553
Originations of loans held for resale	(2,604)	(1,957)	(2,454)
Interest paid	(11,328)	(8,241)	(5,106)
Cash paid to employees and suppliers	(15,742)	(14,186)	(13,298)
Income taxes paid	(2,289)	(1,799)	(1,772)

Net cash provided by operating activities	8,179	9,615	6,160

INVESTING ACTIVITIES:
Available for sale securities:
Purchases	(13,331)	(23,225)	(97,341)
Proceeds from sales	2,112	7,070	17,235
Proceeds from maturities	33,256	24,612	27,664
Held to maturity securities:
Purchases	(2,134)	(1,992)	(3,994)
Proceeds from maturities	2,161	820	3,796
Cash paid for bank-owned life insurance	—	(1,700)	(264)
Additions to properties and equipment	(1,406)	(1,238)	(2,497)
Increase in loans, net of repayments	(29,685)	(41,356)	(28,140)
Proceeds from bank-owned life insurance	—	665	—
Cash paid on earn-out agreements	(57)	(420)	—
Acquisitions	(497)	(133)	(12,537)

Net cash used in investing activities	(9,581)	(36,897)	(96,078)

FINANCING ACTIVITIES:
Proceeds from borrowing	2,517	23,485	53,845
Proceeds from issuance of junior subordinated debentures	—	—	11,330
Repayment of long-term borrowings	(2,857)	(9,601)	(7,003)
Repayment of short-term borrowings	(18,382)	(12,321)	(2,350)
Increase in deposits	18,941	34,880	35,603
Dividends paid	(1,855)	(1,764)	(1,659)
Fractional shares paid in cash on stock dividends	—	(13)	(16)
Purchase of treasury stock	(565)	(460)	(744)
Re-issuance of treasury stock	560	587	527

Net cash (used in)/provided by financing activities	(1,641)	34,793	89,533

Net (decrease) increase in cash and cash equivalents	(3,043)	7,511	(385)

CASH AND CASH EQUIVALENTS:
Beginning of year	15,635	8,124	8,509

End of year	$12,592	$15,635	$8,124

(Continued)

EVANS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands)

	2006	2005	2004
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$4,921	$4,819	$4,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,814	1,901	1,670
Deferred (benefit) tax expense	(291)	(102)	(54)
Provision for loan and lease losses	1,128	769	485
Proceeds from sale of loans held for resale	2,614	2,474	2,553
Originations of loans held for resale	(2,604)	(1,957)	(2,454)
Net gain on sales of assets	(140)	(107)	(239)
Premiums on loans sold	(10)	(18)	(17)
Stock options expense	93	183	165
Changes in assets and liabilities affecting cash flow:
Other assets	(693)	(125)	953
Other liabilities	1,347	1,778	(1,411)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,179	$9,615	$6,160

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENTS AND FINANCIAL ACTIVITIES:

Acquisition of insurance agencies:
Fair value of
Assets acquired, non-cash	$—	$—	$861
Liabilities assumed	—	—	—
Securities issued	—	—	723
See Notes to Consolidated Financial Statements.                                                                                               (Concluded)

EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
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
Securities – Securities which the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are stated at cost, adjusted for discounts and premiums that are recognized in interest income over the period to the earlier of the call date or maturity using the level yield method. These securities represent debt issuances of local municipalities in the Bank’s market area for which market prices are not readily available. The amortized cost of the securities approximates market value. Management periodically evaluates the financial condition of the municipalities for impairment.
Securities classified as available for sale are stated at fair value with unrealized gains and losses excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity. Gains and losses on sales of securities are computed using the specific identification method.
Securities which have experienced an other-than-temporary decline in fair value are written down to a new cost basis with the amount of the write-down included in earnings as a realized loss. The new cost basis is not changed for subsequent recoveries in fair value. Factors which management considers in determining whether an impairment in value of an investment is other than temporary include our intent and ability to hold securities until fair values recover to amortized cost, the issuer’s financial performance and near term prospects, the financial condition and prospects for the issuer’s geographic region and industry, and recoveries in fair value subsequent to the balance sheet date.
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
Allowance for Loan and Lease Losses – The allowance for loan losses represents the amount charged against the Bank’s earnings to establish a reserve or allowance sufficient to absorb probable loan losses based on the Bank’s management’s evaluation of the loan portfolio. Factors considered by the Bank’s management in establishing the allowance include: the collectibility of individual loans, current loan concentrations, charge-off history, delinquent loan percentages, input from regulatory agencies and general economic conditions.
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
Loan Servicing – The Bank, in its normal course of business, sells certain residential mortgages which it originates to the FNMA. The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon. At December 31, 2006 and 2005, the Company had approximately $28.7 million and $28.8 million, respectively, in unpaid principal balances of loans that it services for FNMA. For the years ended December 31, 2006 and 2005, the Company sold $2.6 million and $2.5 million, respectively, in loans to FNMA. The Company has a related asset of approximately $0.2 million for the servicing portfolio rights as of December 31, 2006. There were no loans held for sale at December 31, 2006 or 2005.
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
Net Income Per Share – Net income per common share is based on the weighted average number of shares outstanding during each year, retroactively adjusted for stock splits and stock dividends. Dilutive earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options. Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share. Basic and diluted earnings per share are the same for December 31, 2005 and 2004. The Company’s potential dilutive securities included 1,730, 1,316 and 1,894 shares of common stock for the years ended December 31, 2006, 2005 and 2004, respectively. All share and per share information presented is stated after giving effect to stock dividends. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share,” these shares were not included in calculating diluted earnings per share. As of December 31, 2006, 2005, and 2004, there were 59 thousand, 59 thousand, and 27 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive.

Comprehensive Income – Comprehensive income includes both net income and other comprehensive income, including the change in unrealized gains and losses on securities available for sale, and the change in additional minimum liability related to pension costs, net of tax.
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
Cash due from banks includes reserve balances that the Bank is required to maintain with Federal Reserve Banks. The required reserves are based upon deposits outstanding, and were approximately $3.8 million and $3.3 million at December 31, 2006 and 2005, respectively.
Reclassifications – Certain reclassifications have been made to the 2005 and 2004 financial statements to conform with the 2006 presentation.
ACCOUNTING CHANGES
Accounting for Defined Benefit Pensions and Other Postretirement Benefits — As of December 31, 2006, the company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Benefits” (SFAS 158). In accordance with this standard, the Company recorded the funded status of each of its defined benefit pension and postretirement plans as an asset or liability on its Consolidated Balance Sheet with a corresponding offset, net of taxes, recorded in Accumulated Other Comprehensive Income (Loss) Within Stockholders’ Equity, resulting in an after-tax decrease in equity of $0.7 million. See Note 11 to “Notes to the Consolidated Financial Statements.”
Staff Accounting Bulletin No. 108 - In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” and “iron curtain” methods. The roll-over method, the method the Company historically used, focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron curtain method focuses primarily on the effect of correcting for the accumulated misstatement as of the balance sheet date, essentially correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the income statements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the roll-over and iron curtain methods. This framework is referred to as the “dual approach.” SAB 108 permits companies to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as an adjustment to the balance sheet as of the first day of the fiscal year with an offsetting adjustment recorded to opening retained earnings. Use of the cumulative effect transition method is not permitted for otherwise immaterial misstatements that may be identified by a company and requires such immaterial misstatements to be recorded in current period earnings.
The Company adopted SAB 108 as of January 1, 2006 and completed its analysis of uncorrected misstatements under the “dual approach,” concluding that certain adjustments were material under the iron curtain method, that were previously deemed to be immaterial under the rollover method. The Company sells loans to FNMA and retains the rights to service the loans. The Company had previously not recorded an asset for the servicing rights it retains for mortgages sold to

FNMA totaling approximately $164 thousand. The Company has certain operating leases with rent escalation clauses. The Company historically has recorded rent expense based on statement annual rents rather than recognizing total rent expense under the agreements on a straight-line basis over the terms. The corresponding liability recognized to properly record the lease liability on a straight line basis was $139 thousand. Lastly, the Company has historically had an unsupported tax reserve of $30 thousand which was reversed. As of January 1, 2006, the Company has increased retained earnings by approximately $43 thousand, increased other liabilities by approximately $139 thousand and increased other assets by approximately $182 thousand, net of tax effects, to address these items.
Stock-based Compensation - Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share- Based Payment,” (SFAS No. 123R”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to that date, the Company recognized expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123. Stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date value of the stock-based compensation that is expected to vest. Information on the determination of the estimated value of stock-based awards used to calculate stock-based compensation expense is included in Note 12 to “Notes to Consolidated Financial Statements.”
FUTURE APPLICATION OF ACCOUNTING STANDARDS
Accounting for Uncertainty in Income Taxes – In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” to set out a consistent framework for tax preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50 percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company will be required to adopt this interpretation as of January 1, 2007. The Company expects that the effect of adopting FIN 48 will not have a material effect.
Fair Value Measurements (SFAS 157) – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This standard defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. In addition, SFAS 157 precludes the use of block discounts and supersedes the guidance in EITF 02-3, which prohibited the recognition of day-1 gains on certain derivative trades when determining the fair value of instruments not traded in an active market. With the adoption of this standard, these changes will be reflected as a cumulative effect adjustment to the opening balance of retained earnings. The standard also requires the Company to reflect its own credit standing when measuring the fair value of debt it has issued that is carried at fair value, including derivatives, prospectively from the date of adoption.
SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008, with earlier adoption permitted for the Company’s fiscal year beginning January 1, 2007. The Company is currently evaluating the potential impact of adopting this standard.
Fair Value Option (SFAS 159) – On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met.
SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of a company’s 2007 fiscal year is permissible, provided the company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. The Company is currently evaluating the potential impact of adopting this standard.
Split-Dollar Life Insurance - At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion — 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company has endorsement split-dollar life insurance policies covering certain directors and employees.
Also at its September 2006 meeting, the EITF reached a final consensus on Issue 06-05, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The consensus concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85-4, “Accounting for purchases of Life Insurance,” the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; (2) assume the surrender value on an individual-life by individual-life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06-05 is effective for fiscal years beginning after December 15, 2006. The consensus in Issue 06-05 should be adopted through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. At December 31, 2006, the Company had bank owned life insurance policies with a carrying value of $10.1 million. The Company is currently evaluating the potential impact of adoption of the provisions of Issue 06-04 and Bulletin No. 85-4.
2. SECURITIES
The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2006
	(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$31,597	$—	$(706)	$30,891
States and political subdivisions	37,592	895	(49)	38,438

Total debt securities	$69,189	$895	$(755)	$69,329

Mortgage-backed securities:
FNMA	31,084	2	(918)	30,168
FHLMC	8,689	15	(256)	8,448
GNMA	1,085	—	(41)	1,044
CMO’s	21,517	—	(888)	20,629

Total mortgage-backed securities	$62,375	17	(2,103)	60,289

FRB and FHLB Stock	3,901	—	—	3,901

Total	$135,465	$912	$(2,858)	$133,519

Held to Maturity:
Debt securities:
U.S. government agencies	$35	$—	$—	$35
States and political subdivisions	4,176	—	—	4,176

Total	$4,211	$—	$—	$4,211

	2005
	(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$37,655	$—	$(1,051)	$36,604
States and political subdivisions	41,141	1,366	(44)	42,463

Total debt securities	$78,796	$1,366	$(1,095)	$79,067

Mortgage-backed securities:
FNMA	36,602	21	(1,054)	35,569
FHLMC	11,025	8	(286)	10,747
GNMA	1,378	—	(44)	1,334
CMO’s	25,515	—	(1,006)	24,509

Total mortgage-backed securities	$74,520	29	(2,390)	72,159

FRB and FHLB Stock	4,384	—	—	4,384

Total	$157,700	$1,395	$(3,485)	$155,610

Held to Maturity:
Debt securities:
U.S. government agencies	$35	$—	$—	$35
States and political subdivisions	4,307	—	—	4,307

Total	$4,342	$—	$—	$4,342

Available for sale securities with a total fair value of $115.1 million at December 31, 2006 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
The scheduled maturities of debt and mortgage-backed securities at December 31, 2006 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	Available for		Held to Maturity
	Sale Securities		Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Due in one year or less	$10,631	$10,539	$1,855	$1,855
Due after year one through five years	33,374	32,841	961	961
Due after five years through ten years	34,344	34,596	576	576
Due after ten years	53,215	51,642	819	819

Total	$131,564	$129,618	$4,211	$4,211

Realized gains and losses from $2.1 million, $7.0 million and $17.2 million gross sales on securities for the years ended December 31, 2006, 2005 and 2004, respectively, are summarized as follows:

	2006	2005	2004
	(in thousands)
Gross gains	$140	$113	$344
Gross losses	—	(6)	(99)

Net gain	$140	$107	$245

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

	2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)		(in thousands)		(in thousands)
Debt securities
U.S. government agencies	$5,927	$(84)	$20,964	$(622)	$26,891	$(706)
States and political subdivisions	135	—	5,732	(49)	5,867	(49)

Total debt securities	$6,062	$(84)	$26,696	$(671)	$32,758	$(755)

Mortgage-backed securities
FNMA	$1,996	$(4)	$27,662	$(914)	$29,658	$(918)
FHLMC	332	(4)	7,324	(252)	7,656	(256)
GNMA	—	—	1,044	(41)	1,044	(41)
CMO’s	—	—	20,622	(888)	20,622	(888)

Total mortgage-backed securities	$2,328	$(8)	$56,652	$(2,095)	$58,980	$(2,103)

Total temporarily impaired Securities	$8,390	$(92)	$83,348	$(2,766)	$91,738	$(2,858)

	2005
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)		(in thousands)		(in thousands)
Debt securities
U.S. government agencies	$10,892	$(103)	$25,712	$(948)	$36,604	$(1,051)
States and political subdivisions	6,721	(44)	—	—	6,721	(44)

Total debt securities	$17,613	$(147)	$25,712	$(948)	$43,325	$(1,095)

Mortgage-backed securities
FNMA	$13,144	$(340)	$21,189	$(714)	$34,333	$(1,054)
FHLMC	111	(1)	9,305	(285)	9,416	(286)
GNMA	—	—	1,334	(44)	1,334	(44)
CMO’s	196	(3)	24,309	(1,003)	24,505	(1,006)

Total mortgage-backed securities	$13,451	$(344)	$56,137	$(2,046)	$69,588	$(2,390)

Total temporarily impaired Securities	$31,064	$(491)	$81,849	$(2,994)	$112,913	$(3,485)

3. LOANS AND LEASES, NET
Major categories of loans and leases at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$57,702	$48,580
Commercial and multi-family	123,701	123,727
Construction	11,848	9,270
Second mortgages	8,625	6,454
Home equity lines of credit	18,147	21,082

Total mortgage loans on real estate	220,023	209,113

Direct financing leases	31,742	16,945
Commercial loans	29,589	29,920
Consumer loans	3,101	2,747
Other	3,997	642
Net deferred loan and lease origination costs	654	654

	289,106	260,021
Allowance for loan and lease losses	(3,739)	(3,211)

Loans and leases, net	$285,367	$256,810

Other loans include $0.2 million and $0.2 million at December 31, 2006 and 2005, respectively, of overdrawn deposit accounts classified as loans.
Changes in the allowance for loan and lease losses for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(in thousands)
Balance, beginning of year	$3,211	$2,999	$2,539
Provision for loan and lease losses	1,128	769	485
Addition of allowance from acquisition	—	—	130
Recoveries	198	118	60
Loans and leases charged off	(798)	(675)	(215)

Balance, end of year	$3,739	$3,211	$2,999

Non-accrual loans, for which an allowance for loan impairment was not required under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” due to the adequacy of related collateral values, totaled approximately $0.6 million and $1.8 million at December 31, 2006 and 2005, respectively. The average recorded investment in these loans during 2006, 2005 and 2004 was approximately $1.5 million; $1.6 million and $0.3 million, respectively. If such loans had been in an accruing status, the Bank would have recorded additional interest income of approximately $83 thousand; $128 thousand and $38 thousand in 2006, 2005 and 2004, respectively. Actual interest recognized on consolidated statements of income on non-accrual loans was $41 thousand, $140 thousand and $68 thousand in 2006, 2005 and 2004, respectively.
The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2006.
As of December 31, 2006 and 2005, the Bank had no other loans which were impaired as defined by SFAS No. 114.

The following lists the components of the net investment in direct financing leases as of December 31:

	2006	2005
	(in thousands)
Direct financing lease payments receivable	$39,190	$20,785
Estimated residual value of leased assets	318	199
Unearned income	(7,766)	(4,039)

Net investment in direct financing leases	$31,742	$16,945

At December 31, 2006, minimum future lease payments to be received are as follows:

Year Ending December 31:
2007	$13,030
2008	11,562
2009	8,180
2010	4,712
2011	1,706
Thereafter	—

$39,190

As of December 31, 2005, there were $24.8 million in loans pledged to FHLB.
4. PROPERTIES AND EQUIPMENT
Properties and equipment at December 31 were as follows:

	2006	2005
	(in thousands)
Land	$268	$268
Buildings and improvements	9,204	8,714
Equipment	7,260	6,313
Construction in progress	3	3

	16,735	15,298
Less accumulated depreciation	(7,992)	(7,147)

Properties and equipment, net	$8,743	$8,151

Depreciation expense totaled $879 thousand in 2006, $834 thousand in 2005 and $730 thousand in 2004.
5. OTHER ASSETS
Other assets at December 31, were as follows:

	2006	2005
	(in thousands)
Net deferred tax asset	$3,176	$2,509
Accrued interest receivable	2,052	2,044
Prepaid expenses	535	405
Other	1,258	1,087

Total	$7,021	$6,045

6. GOODWILL AND INTANGIBLE ASSETS
The Company applies the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and discloses goodwill separate from other intangible assets in the Consolidated Balance Sheets.
The Company evaluates the carrying amount of goodwill for potential impairment on at least an annual basis.
Changes in the carrying amount of goodwill for the twelve-month period ended December 31, 2006 and 2005, by operating segment, are as follows:

	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)
Balance as of January 1, 2006	$1,538	$8,101	$9,639
Goodwill acquired during the period	364	—	364

Balance as of December 31, 2006	$1,902	$8,101	$10,003

	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)
Balance as of January 1, 2005	$1,453	$7,766	$9,219
Goodwill acquired during the period	85	335	420

Balance as of December 31, 2005	$1,538	$8,101	$9,639

Information regarding the Company’s other intangible assets at December 31 follows:

	Gross			Weighted Average
	Carrying	Accumulated		Amortization
2006	Amount	Amortization	Net	Period
	(in thousands)
Non-compete agreements	$638	$(504)	$134	5 years
Insurance expirations	3,392	(1,228)	2,164	7 years

Total	$4,030	$(1,732)	$2,298	7 years

	Gross			Weighted Average
	Carrying	Accumulated		Amortization
2005	Amount	Amortization	Net	Period
	(in thousands)
Non-compete agreements	$604	$(382)	$222	5 years
Intangible asset related to pension plan	429	—	429	N/A
Insurance expirations	2,867	(790)	2,077	8 years

Total	$3,900	$(1,172)	$2,728	7 years

Amortization expense related to intangibles for the years ended December 31, 2006, 2005 and 2004 were $563 thousand; $515 thousand and $385 thousand, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending
December 31	Amount
(in thousands)
2007	$569
2008	478
2009	302
2010	285
2011	225
7. DEPOSITS
Time deposits, with minimum denominations of $100 thousand each, totaled $80.2 million and $64.9 million at December 31, 2006 and 2005, respectively.
At December 31, 2006, the scheduled maturities of time deposits are as follows:

(in thousands)
2007	$122,169
2008	21,118
2009	5,792
2010	536
2011	6,426
2012	6

$156,047

8. BORROWED FUNDS AND JUNIOR SUBORDINATED DEBENTURES
Borrowed funds mainly consisted of various advances from the Federal Home Loan Bank with interest rates ranging from 2.84% to 5.33%. The FHLB advances are collateralized by certain qualifying assets of $49.3 million at December 31, 2006. The maturities of other borrowed funds are as follows:

(in thousands)
2007	$27,508
2008	669
2009	8,052
2010	—
2011	—
Thereafter	13,000

Total	$49,229

Short-term borrowings outstanding at December 31, 2006 of $24.8 million consisted of an overnight line of credit with the Federal Home Loan Bank. The Bank has the ability to borrow additional funds with the Federal Home Loan Bank based on the available securities collateral of the Bank, and to purchase federal funds through one of the Bank’s correspondent banks.

The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds	Other Short-Term
	Purchased	Borrowings	Total
	(dollars in thousands)
At December 31, 2006
Amount Outstanding	24,753	—	24,753
Weighted-average interest rate	5.33%	—	5.33%

For the year ended December 31, 2006
Highest amount at a month-end	43,178	—
Daily average amount outstanding	16,718	—	16,718
Weighted-average interest rate	5.03%	—	5.03%

At December 31, 2005
Amount outstanding	37,135	—	37,135
Weighted-average interest rate	4.19%	—	4.19%

For the year ended December 31, 2005
Highest amount at a month-end	37,135	4,000
Daily average amount outstanding	8,287	647	8,934
Weighted-average interest rate	3.89%	2.49%	3.79%

At December 31, 2004
Amount outstanding	21,100	4,000	25,100
Weighted-average interest rate	2.46%	2.43%	2.46%

For the year ended December 31, 2004
Highest amount at a month-end	21,100	4,000
Daily average amount outstanding	2,243	1,027	3,270
Weighted-average interest rate	1.28%	2.20%	1. %
On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 (the “Capital Securities”) classified on the Company’s consolidated balance sheets as Junior Subordinated Debentures. The distribution rate on the Capital Securities of the Trust adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and was 8.02% at December 31, 2006.
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
The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust. The interest rate payable on the Junior Subordinated Debentures was 8.02% at December 31, 2006.
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
10. COMPREHENSIVE (LOSS) INCOME
The following tables display the components of other comprehensive (loss) income:

	2006
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$284	$(112)	$172
Less: reclassification adjustment for gains realized in net income	140	(56)	84

Net unrealized gain (loss)	144	(56)	88

Decrease in additional minimum pension liability	140	(56)	84

Net other comprehensive income (loss)	$284	$(112)	$172

	2005
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(2,962)	$1,152	$(1,810)
Less: reclassification adjustment for gains realized in net income	107	(43)	64

Net unrealized loss	(3,069)	1,195	(1,874)

Increase in additional minimum pension liability	(127)	51	(76)

Net other comprehensive loss	$(3,196)	$1,246	$(1,950)

	2004
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(1,918)	$745	$(1,173)
Less: reclassification adjustment for gains realized in net income	245	(98)	147

Net unrealized loss	(2,163)	843	(1,320)

Increase in additional minimum pension liability	(57)	22	(35)

Net other comprehensive loss	$(2,220)	$865	$(1,355)

11. EMPLOYEE BENEFITS AND DEFERRED COMPENSATION PLANS
The Bank has two defined benefit pension plans (the “Plans”). On December 31, 2006, the Bank adopted SFAS 158, which requires that it recognize the overfunded or underfunded status of the Plans as an asset or liability on the December 31, 2006 balance sheet. Subsequent changes in the funded status will be recognized through other comprehensive income in the year in which they occur. SFAS 158 also requires that, beginning in 2008, assumptions used to measure the Bank’s annual pension and retiree medical expenses be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. In accordance with SFAS 158, prior year amounts have not been adjusted.
The following illustrates the incremental effect of applying SFAS 158, for the Plans, on individual line items on the Company’s Consolidated Balance Sheet as of December 31, 2006:

	Before		After
	application of		application of
(in thousands)	SFAS 158	Adjustment	SFAS 158
Intangible Assets	$2,671	$(373)	$2,298
Other Assets	6,509	512	7,021
Total Assets	473,755	139	473,894
Other Liabilities	8,248	841	9,089
Total Liabilities	433,510	841	434,351
Accumulated other comprehensive loss, net of tax	(1,215)	(702)	(1,917)
Total stockholders’ equity	40,245	(702)	39,543
Total liabilities and stockholders’ equity	$473,755	$139	$473,894

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
Selected Financial Information for the Bank’s Employees’ Pension Plan is as follows:

	2006	2005
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,444	$2,935
Service cost	325	290
Interest cost	202	175
Assumption change	(155)	232
Actuarial gain	252	—
Benefits paid	(42)	(188)

Benefit obligations at end of year	4,026	3,444

Change in plan assets:
Fair value of plan assets at beginning of year	3,000	2,478
Actual return on plan assets	217	309
Employer contributions	—	401
Benefits paid	(42)	(188)

Fair value of plan assets at end of year	3,175	3,000

Funded status	(851)	(444)
Unrecognized net actuarial loss	—	449
Unrecognized prior service cost	—	(144)

Net amount recognized	(851)	(139)

Amount recognized in the Consolidated Balance Sheets consists of:
Accrued benefit liabilities	(851)	(139)

Amount recognized in Accumulated Other Comprehensive loss consist of:
Net actuarial loss	534	N/A
Prior service cost	(124)	N/A
Net transition asset	(3)	N/A

Net amount recognized in equity – pre-tax	$407	N/A

Net amount recognized on Consolidated Balance Sheets	(444)	(139)

Accumulated benefit obligation at year end	$3,101	$2,619

The Plan’s assets are primarily invested in equity and fixed income mutual funds. Valuations of the Pension Plan as shown above were conducted as of September 30, 2006 and 2005. Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2006	2005	2004
Weighted-average discount rate	5.75%	5.50%	6.00%
Rate of increase in compensation levels	4.75%	4.75%	4.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
The components of net periodic benefit cost consisted of the following:

	2006	2005	2004
	(in thousands)
Service cost	$325	$290	$217
Interest cost	202	175	155
Expected return on plan assets	(234)	(194)	(169)
Net amortization and deferral	12	(13)	(12)

Net periodic benefit cost	$305	$258	$191

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic cost in 2007 for amortization of prior service costs, transition asset, and actuarial loss will be $15 thousand, $1 thousand and $29 thousand, respectively.
The expected long-term rate of return on Pension Plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on plan targeted asset allocation. Equity and fixed income securities were assumed to earn returns in the ranges of 5.0% to 14.5% and 4.5% to 7.0%, respectively, including a long-term inflation rate estimated at 3.0%. When these overall return expectations are applied to the Pension Plan’s targeted allocation, the expected rate of return is determined to be 7.50%, which is approximately the mid-point of the range of expected return. The weighted average asset allocation of the Pension Plan at September 30, 2006 and 2005, the Pension Plan measurement date, was as follows:

	2006	2005
Asset category:
Equity mutual funds	63.6%	57.1%
Fixed income security mutual funds	36.4%	42.9%

	100.0%	100.0%

The Company’s targeted long-term asset allocation on average will approximate 60%-70% with equity managers and 30%-40% with fixed income managers. This allocation is consistent with the Company’s goal of diversifying the Pension Plan assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements. The Company’s management regularly reviews the Pension Plan’s actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. The Company’s management believes that 7.50% is a reasonable long-term rate of return on the Pension Plan’s Qualified Plan assets. The Company’s management will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary. The Company’s required minimum contribution to the Pension Plan for the 2007 plan year is approximately $264 thousand.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
2007	$84
2008	84
2009	100
2010	111
2011	140
Years 2012-2016	1,254
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

Selected financial information for the SERP is as follows:

	2006	2005
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,830	$2,502
Service cost	117	104
Interest cost	151	148
Actuarial (loss)/gain	(177)	169
Benefits paid	(93)	(93)

Benefit obligations at end of year	2,828	2,830

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Contributions to the plan	93	93
Benefits paid	(93)	(93)

Fair value of plan assets at end of year	—	—

Funded status	(2,828)	(2,830)
Unrecognized actuarial loss	—	638
Unrecognized prior service cost	—	429

Net amount recognized	(2,828)	(1,763)

Amounts recognized in the Consolidated Balance Sheet consists of:
Accrued benefit liability	(2,828)	(2,376)
Intangible asset	N/A	429

Amount recognized in Accumulated other Comprehensive loss consist of:
Additional minimum liability	N/A	184
Net actuarial loss	434	N/A
Prior service cost	373	N/A

Net amount recognized in equity – pre-tax	807	184

Net amount recognized on Consolidated Balance Sheets	(2,021)	(1,763)

Accumulated benefit obligation at year end	$2,437	$2,376

Valuations of the SERP liability, as shown above, were conducted as of December 31, 2006 and 2005. Assumptions used by the Bank in both years in the determination of SERP information consisted of the following:

	2006	2005	2004
Weighted-average discount rate	5.75%	5.50%	6.00%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Salary scale	5.00%	5.00%	5.00%

The components of net periodic benefit cost consisted of the following:

	2006	2005	2004
	(in thousands)
Service cost	$117	$104	$94
Interest cost	151	148	141
Net amortization and deferral	82	78	89

Net periodic benefit cost	$350	$330	$324

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007 for prior service costs and actuarial loss will be $56 thousand and $13 thousand, respectively.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
2007	$177
2008	205
2009	205
2010	205
2011	275
2012-2016	1,552
Other Compensation Plans
The Company also maintains a non-qualified deferred compensation plan for certain directors. Expenses under this plan were approximately $55 thousand in 2006, $82 thousand in 2005 and $71 thousand in 2004. The estimated present value of the benefit obligation included in other liabilities was $0.9 million at December 31, 2006 and 2005. This obligation is indirectly funded by life insurance contracts naming the Bank as beneficiary. The increase in cash surrender value is included in other non-interest income on the Consolidated Statements of Income.
Effective April 1, 2003, the Company implemented a non-qualified deferred compensation plan whereby certain directors and certain officers may defer a portion of their base pre-tax compensation. Additionally, effective April 1, 2003, the Company implemented a non-qualified executive incentive retirement plan, whereby the Company will defer on behalf of certain officers a portion of their base compensation, as well as an incentive award based upon Company performance, until retirement or termination of service, subject to certain vesting arrangements. Expenses under these plans were approximately $96 thousand in 2006, $69 thousand in 2005 and $38 thousand in 2004. The benefit obligation, included in other liabilities in the Company’s Consolidated Balance Sheets, was $796 thousand and $563 thousand at December 31, 2006 and 2005, respectively.
Many of the benefit plans are indirectly funded by Bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $10.1 million and $9.6 million at December 31, 2006 and 2005, respectively. Increases in cash surrender value are included in the “Other Non-Interest Income” financial statement line on the Company’s Consolidated Statements of Income. Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries.
The Bank also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements. The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit, with a matching contribution by the Bank equal to 1% of the employees’ base compensation plus 25% of the employees’ contribution up to 4% of their annual salary. The Bank can also make discretionary contributions to the 401(k) Plan. The Company’s expense under this plan was approximately $84 thousand, $76 thousand and $71 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.
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
12. STOCK-BASED COMPENSATION
At December 31, 2006, the Company had two stock-based compensation plans, which are described below. In 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123 which the Company previously applied. The Company has always used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The Company adopted SFAS No. 123(R), using the modified-prospective method, beginning January 1, 2006. Based on the terms of its equity compensation plans, the adoption of SFAS No. 123(R) did not require the Company to record a cumulative effect of adjustment. The compensation cost charged against income for those plans was $93 thousand, $112 thousand and $87 thousand for 2006, 2005 and 2004, respectively, included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income. All stock option expense is amortized on a straightline basis over the expected vesting term. In addition, expense for director options was recognized to reflect $0, $71 thousand and $78 thousand in 2006, 2005 and 2004, respectively, as a part of “Other” expense in the Company’s Consolidated Statements of Income. There was a tax benefit for the directors’ options of $28 thousand and $31 thousand for 2005 and 2004, respectively. The net compensation cost recorded for the directors’ options was $43 thousand and $47 thousand for 2005 and 2004, respectively.
Fixed Stock Option Plan
Under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan, as amended (the “Option Plan”), the Company may grant options to officers, directors and key employees for up to 289,406 shares of common stock (as adjusted for stock dividends). Under the Option Plan, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. The Company normally issues shares out of its treasury for any options exercised. The options have vesting schedules from 1 1/2 years through 9 years. At December 31, 2006, there were a total of 203,490 shares available for grant under the Option Plan. All share and per share amounts within this note have been adjusted retroactively to reflect the effect of stock dividends, including the number and exercise price of shares subject to option under the terms of the Option Plan.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, respectively; dividend yield of 2.89% and 2.76%; expected volatility (based on historical data) of 20.06% and 21.84%; risk-free interest rate of 4.24% and 3.66%; and expected life of 6.53 and 6.55. The weighted average fair value of options granted during the year were $4.63 per share in 2005 and $5.13 per share in 2004. The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grants made in 2004 and 2005. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends, and the expectation of paying dividends in the foreseeable future. No options were granted in 2006. Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $107 thousand.
Stock options activity for 2006 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
Balance, December 31, 2005	88,577	$21.32
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(6,520)	20.94

Balance, December 31, 2006	82,057	21.35	7.55	$5,925

Exercisable, December 31, 2006	42,774	$21.60	7.32	$1,139

During fiscal years 2006, 2005 and 2004, the following activity occurred under the Company’s plans:

(in thousands)	2006	2005	2004
Total intrinsic value of stock options exercised	$—	$—	$2
Total fair value of stock awards vested	$255	$160	$74
Employee Stock Purchase Plan
On February 18, 2003, the Board of Directors of the Company adopted the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2006, there were 78,990 shares of common stock available to issue to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. The Company grants options on January 1 and July 1 of each year during the term of the Purchase Plan. The purchase price of the stock is 85% of the lower of its price on the grant date or the exercise date. During fiscal 2006, approximately 68% of eligible employees participated in the Purchase Plan. Under the Purchase Plan, the Company issued 10,873 and 11,312 shares to employees in 2006 and 2005, respectively. Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2006, 2005 and 2004, respectively: dividend yield of 3.08%, 2.79% and 2.70%; expected life of six months; expected volatility of 20.84%, 22.84% and 25.90%; risk-free interest rates of 4.73%, 3.04% and 1.36%. The weighed average fair value of those purchase rights granted in 2006, 2005 and 2004 was $6.23, $6.82 and $6.84 per share, respectively. The compensation cost that has been charged against income for the Purchase Plan was $63 thousand, $70 thousand and $63 thousand for 2006, 2005 and 2004, respectively.
13. INCOME TAXES
The components of the provision for income taxes were as follows:

	2006	2005	2004
	(in thousands)
Income taxes currently payable	$2,134	$1,863	$1,450
Deferred tax benefit	(291)	(102)	(54)

Net provision	$1,843	$1,761	$1,396

The Company’s provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tax provision at statutory rate	$2,301	34%	$2,237	34%	$2,008	34%
Decrease in taxes resulting from:
Tax-exempt income	(602)	(9)	(722)	(11)	(735)	(12)
Tax-exempt insurance proceeds	—	—	(32)	(1)	—	—
State taxes, net of federal benefit	162	3	184	3	157	3
Other items, net	(18)	(1)	94	2	(34)	(1)

Provision for income taxes	$1,843	27%	$1,761	27%	$1,396	24%

At December 31, 2006 and 2005 the components of the net deferred tax asset were as follows:

	2006	2005
	(in thousands)
Deferred tax assets:
Pension premiums	$1,432	$812
Allowance for loan losses	1,337	1,132
Net unrealized losses on securities	758	814
Deferred compensation	644	524
Stock options granted	83	85
Leases	67	—

Gross deferred tax assets	$4,321	$3,367

Deferred tax liabilities:
Depreciation and amortization	$659	$446
Prepaid expenses	420	412
Mortgage servicing asset	66	—

Gross deferred tax liabilities	$1,145	$858

Net deferred tax asset	$3,176	$2,509

The net deferred tax asset at December 31, 2006 and 2005 is included in “other assets” in the accompanying Consolidated Balance Sheets.
In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2006.
14. RELATED PARTY TRANSACTIONS
The Bank has entered into loan transactions with certain directors, significant shareholders and their affiliates (related parties) in the ordinary course of its business. The aggregate amount of loans to such related parties on December 31, 2006 was $4.5 million and $4.9 million at 2005. During 2006, there were $3.1 million of advances and new loans to such related parties, and repayments amounted to $3.5 million. Terms of these loans have prevailing market pricing that would be offered to a similar customer base.

15. CONTINGENT LIABILITIES AND COMMITMENTS
The Consolidated Financial Statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at December 31, 2006 and 2005 is as follows:

	2006	2005
	(in thousands)
Commitments to extend credit	$65,556	$66,479
Standby letters of credit	2,516	2,000

Total	$68,072	$68,479
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
The Company leases certain offices, land and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $478 thousand in 2007; $468 thousand in 2008; $439 thousand in 2009; $357 thousand in 2010; $352 thousand in 2011; and $4.2 million thereafter. The rental expense under operating leases contained in the Company’s Consolidated Statements of Income included $528 thousand, $499 thousand and $422 thousand in 2006, 2005 and 2004, respectively.
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

The following table sets forth information regarding these segments for the years ended December 31, 2006, 2005 and 2004.

	2006
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)
Net interest income (expense)	$15,321	$(474)	14,847
Provision for loan and lease losses	1,128	—	1,128

Net interest income (expense) after provision for loan losses	14,193	(474)	13,719

Non-interest income	4,167	—	4,167
Insurance services and fees	—	6,466	6,466
Net gain on sales of securities	140	—	140
Non-interest expense	13,154	4,574	17,728

Income before income taxes	5,346	1,418	6,764
Income taxes	1,276	567	1,843

Net income	$4,070	$851	$4,921

	2005
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)
Net interest income (expense)	$14,776	$(399)	14,377
Provision for loan and lease losses	769	—	769

Net interest income (expense) after provision for loan losses	14,007	(399)	13,608

Non-interest income	3,892	—	3,892
Insurance services and fees	—	6,377	6,377
Net gain on sales of securities	107	—	107
Non-interest expense	12,784	4,620	17,404

Income before income taxes	5,222	1,358	6,580
Income taxes	1,218	543	1,761

Net income	$4,004	$815	$4,819

	2004
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)
Net interest income (expense)	$12,692	$(95)	12,597
Provision for loan and lease losses	485	—	485

Net interest income (expense) after provision for credit losses	12,207	(95)	12,112

Non-interest income	3,280	—	3,280
Insurance services and fees	—	5,053	5,053
Net gain on sales of securities	239	—	239
Non-interest expense	10,827	3,952	14,779

Income before income taxes	4,899	1,006	5,905
Income taxes	1,000	396	1,396

Net income	$3,899	$610	$4,509

	December 31, 2006	December 31, 2005
	(in thousands)
Identifiable Assets, Net

Banking activities	$461,486	$456,036
Insurance agency activities	12,408	12,510

Consolidated Total Assets	$473,894	$468,546

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
Commitments to extend credit and standby letters of credit – As described in Note 15 “Contingent Liabilities and Commitments,” the Company was a party to financial instruments with off-balance sheet risk at December 31, 2006 and 2005. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 2006 and 2005 approximates the recorded amounts of the related fees, which are not considered material.
At December 31, 2006 and 2005, the estimated fair values of the company’s financial instruments were as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$12,592	$12,592	$15,635	$15,635

Securities	$137,730	$137,730	$159,952	$159,952

Loans and leases, net	$285,367	$281,520	$256,810	$252,280

Financial liabilities:
Deposits	$355,749	$356,576	$336,808	$337,250

Borrowed funds and securities sold under agreements to repurchase	$58,183	$57,092	$76,903	$75,317

Junior Subordinated Debentures	$11,330	$11,330	$11,330	$11,330

19. REGULATORY MATTERS
The Company is subject to the dividend restrictions set forth by the FRB and the OCC. Under such restrictions, the Company may not, without the prior approval of the FRB and the OCC, declare dividends in excess of the sum of the current year’s earnings (as defined in FRB regulations) plus the retained earnings (as defined in FRB regulations) from the prior two years.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations). Management believes as of December 31, 2006 and 2005, that the Company and the Bank met all capital adequacy requirements to which it is subject.
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

The Company’s and the Bank’s actual capital amounts and ratios were as follows:

	2006
	(dollars in thousands)
							Minimum to be Well
							Capitalized Under
					Minimum for Capital		Prompt Corrective
	Company		Bank		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$44,228	14.0%	$41,575	13.2%	$25,341	8.0%	$31,676	10.0%

Tier I Capital (to Risk Weighted Assets)	$40,489	12.8%	$37,847	12.0%	$12,671	4.0%	$19,006	6.0%

Tier I Capital (to Average Assets)	$40,489	8.9%	$37,847	8.4%	$18,693	4.0%	$23,366	5.0%

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

20. PARENT COMPANY ONLY FINANCIAL INFORMATION
Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:
CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands)
ASSETS

Cash	$84	$48
Other equity securities	330	330
Investment in subsidiaries	50,459	47,828

Total assets	$50,873	$48,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Junior subordinated debentures	$11,330	$11,330

STOCKHOLDERS’ EQUITY

Total Stockholders’ Equity	$39,543	$36,876

Total liabilities and stockholders’ equity	$50,873	$48,206

CONDENSED STATEMENTS OF INCOME

	December 31,
	2006	2005	2004
	(in thousands)
Dividends from subsidiaries	$3,600	$2,940	$2,898
Expenses	(1,143)	(823)	(436)

Income before equity in undistributed earnings of subsidiaries	2,457	2,117	2,462

Equity in undistributed earnings of subsidiaries	2,464	2,702	2,047

Net income	$4,921	$4,819	$4,509

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2006	2005	2004
		(in thousands)
Operating Activities:
Net income	$4,921	$4,819	$4,509
Adjustments to reconcile net income to net cash provided by operating activities:
Change in other equity securities	—	—	(330)
Undistributed earnings of subsidiaries	(2,465)	(2,715)	(2,063)

Net cash provided by operating activities	2,456	2,104	2,116

Investing Activities:
Investment in subsidiaries	—	—	(11,000)

Net cash used by investing activities	—	—	(11,000)

Financing Activities:
Proceeds from borrowings	—	—	11,330
Cash dividends paid, net	(1,855)	(1,764)	(1,659)
Purchase of Treasury stock	(565)	(460)	(744)

Net cash (used in) provided by financial activities	(2,420)	(2,224)	8,927

Net increase (decrease) in cash	36	(120)	43

Cash beginning of year	48	168	125

Cash ending of year	$84	$48	$168

21. QUARTERLY FINANCIAL DATA — UNAUDITED

(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2006
Interest income	$6,983	$6,828	$6,519	$6,214
Interest expense	3,138	3,100	2,889	2,570

Net interest income	3,845	3,728	3,630	3,644
Net income	1,162	1,282	1,071	1,406
Earnings per share basic	0.43	0.47	0.39	0.52
Earnings per share diluted	0.43	0.47	0.39	0.52

2005
Interest income	$6,046	$5,969	$5,696	$5,235
Interest expense	2,439	2,194	2,099	1,837

Net interest income	3,607	3,775	3,597	3,398
Net income	1,126	1,256	1,175	1,262
Earnings per share basic	0.41	0.46	0.44	0.46
Earnings per share diluted	0.41	0.46	0.44	0.46

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.
Item 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2006 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
Not Applicable

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated herein by reference to the material under the captions, “Information Regarding Directors, Director Nominees and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and to the discussion of director nominees by shareholders and the Audit Committee under the caption “Board of Director Committees” in the Company’s definitive proxy statement relating to its 2007 annual meeting of shareholders to be held on April 26, 2007 (the “Proxy Statement”).
Item 11. EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to the material under the captions, “Compensation of Directors,” Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.
The material incorporated herein by reference to the material under the caption, “Compensation Committee Repot” in the Proxy Statement shall be deemed furnished, and not filed, in this Report on Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing, except to the extent that the Company specifically incorporates it by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to the material under the captions, “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to the material under the captions, “Information Regarding Directors, Director Nominees and Executive Officers — Independent” and “Transactions with Related Persons” in the Proxy Statement.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is incorporated herein by reference to the material under the caption, “Independent Auditors” in the Proxy Statement.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report on Form 10-K:
1.	Financial statements: See “Consolidated Financial Statements and Supplementary Data” in Part II, Item 8 of this Report on Form 10-K.
2.	All other financial statement schedules are omitted because they are not applicable or the required information is included in the Company’s Consolidated Financial Statements or Notes thereto included in Part II, Item 8. of this Report on Form 10-K.

3. Exhibits

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3a of the Company’s Registration Statement on Form S-4 (Registration No. 33-25321) as filed on November 7, 1988).

3.1.1	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 1997 as filed on May 14, 1997).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2.1 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2006, as filed on November 7, 2006.

4.1	Evans Bancorp Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (Registration No. 333-106655 as filed on June 30, 2003).

4.2	Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Registration No. 333-123679 as filed on March 30, 2005).

4.3	Evans Bancorp, Inc. Dividend Reinvestment Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-3D (Registration No. 333-123678 as filed on March 30, 2005).

4.4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 1997 as filed on May 14, 1997).

4.5	Indenture between the Company, as Issuer, and Wilmington Trust Company, as Trustee, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.1*	Employment Agreement between Evans National Bank and Richard M. Craig (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

10.2*	Employment Agreement between Evans National Bank and James Tilley (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

10.3*	Employment Agreement between Evans National Bank and William R. Glass (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

10.4*	Specimen 1984 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).

10.5*	Specimen 1989 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).

10.6*	Summary of Provisions of Director Deferred Compensation Agreements (incorporated by reference to Exhibit 10.7 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).

10.7	Investment Service Agreement between O’Keefe Shaw & Co., Inc. and ENB Associates Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000 as filed on May 8, 2000).

10.8*	Employment Agreement between ENB Insurance Agency, Inc. and Robert Miller (incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K filed on February 26, 2007.

10.9*	Employment Agreement among Evans Bancorp, Inc., Evans National Bank and David J. Nasca dated as of December 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 7, 2006).

10.10*	Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

10.11*	Evans National Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

10.12*	Evans National Bank Deferred Compensation Plan for Officers and Directors (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

Exhibit No.	Exhibit Description
10.13	Agreement of Sale and Purchase of Assets among ENB Insurance Agency, Inc., Ulrich & Company, Inc., Ulrich Development Company, LLC and David L. Ulrich dated as of October 1, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.14*	Form of Supplemental Executive Retirement Participatory Agreement incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.15*	Form of Deferred Compensation Participatory Agreement incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.16*	Form of Executive Life Insurance Split-Dollar Endorsement Participatory Agreement incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.17	Form of Floating Rate Junior Subordinated Debt Security due 2034 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.18	Amended and Restated Declaration of Trust of Evans Capital Trust I, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.19	Guarantee Agreement of the Company, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.20	Purchase Agreement among the Company, Evans Capital Trust I, and NBC Capital Markets Group, Inc., dated as of October 1, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.21	Asset Purchase Agreement by and among Evans National Leasing, Inc., Evans Bancorp, Inc., M&C Leasing Co., Inc., APCOT NY Corp., John Gallo, and for certain limited purposes, Brian Gallo, dated as of December 31, 2004 (incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed March 28, 2005).

10.22	Summary of compensation arrangements for Named Executive Officers and Directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 10Q for the fiscal quarter ended March 31, 2006, as filed on May 12, 2006).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed March 28, 2005).

23.1	Independent Registered Public Accounting Firm’s Consent from KPMG LLP (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized:

EVANS BANCORP, INC.
By:	/s/ James Tilley
James Tilley,
Chief Executive Officer Date: March 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James Tilley	Chief Executive Officer/Director (Principal Executive Officer and
James Tilley	Principal Financial Officer)	March 26, 2007

/s/ David J. Nasca	President/Director	March 26, 2007
David J. Nasca

/s/ Phillip Brothman	Chairman of the Board/Director	March 26, 2007
Phillip Brothman

/s/ Thomas H. Waring, Jr.	Vice Chairman of the Board/Director	March 26, 2007
Thomas H. Waring, Jr.

/s/ James E. Biddle, Jr.	Director	March 26, 2007
James E. Biddle, Jr.

/s/ William F. Barrett	Director	March 26, 2007
William F. Barrett

/s/ LaVerne G. Hall	Director	March 26, 2007
LaVerne G. Hall

/s/ Kenneth C. Kirst	Director	March 26, 2007
Kenneth C. Kirst

/s/ Mary Catherine Militello	Director	March 26, 2007
Mary Catherine Militello

/s/ Robert G. Miller, Jr.	Director	March 26, 2007
Robert G. Miller, Jr.

/s/ John R. O’Brien	Director	March 26, 2007
John R. O’Brien

/s/ David M. Taylor	Director	March 26, 2007
David M. Taylor

/s/ Nancy W. Ware	Director	March 26, 2007
Nancy W. Ware

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3a of the Company’s Registration Statement on Form S-4 (Registration No. 33-25321) as filed on November 7, 1988).

3.1.1	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 1997 as filed on May 14, 1997).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2.1 of the Company’s Form 10-Q for the fiscal quarter ended September 20, 3006, as filed on November 7, 2006.

4.1	Evans Bancorp Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (Registration No. 333-106655 as filed on June 30, 2003).

4.2	Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Registration No. 333-123679 as filed on March 30, 2005).

4.3	Evans Bancorp, Inc. Dividend Reinvestment Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-3D (Registration No. 333-123678 as filed on March 30, 2005).

4.4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 1997 as filed on May 14, 1997).

4.5	Indenture between the Company, as Issuer, and Wilmington Trust Company, as Trustee, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.1*	Employment Agreement between Evans National Bank and Richard M. Craig (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

10.2*	Employment Agreement between Evans National Bank and James Tilley (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

10.3*	Employment Agreement between Evans National Bank and William R. Glass (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 as filed on March 30, 1998).

10.4*	Specimen 1984 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).

10.5*	Specimen 1989 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).

10.6*	Summary of Provisions of Director Deferred Compensation Agreements (incorporated by reference to Exhibit 10.7 of the Company’s Form 10 (Registration No. 0-18539) as filed on April 30, 1990).

10.7	Investment Service Agreement between O’Keefe Shaw & Co., Inc. and ENB Associates Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000 as filed on May 8, 2000).

10.8*	Employment Agreement between ENB Insurance Agency, Inc. and Robert Miller (incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K filed on February 26, 2007.

10.9*	Employment Agreement among Evans Bancorp, Inc., Evans National Bank and David J. Nasca dated as of December 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 7, 2006).

10.10*	Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

10.11*	Evans National Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

10.12*	Evans National Bank Deferred Compensation Plan for Officers and Directors (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

Exhibit No.	Exhibit Description
10.13	Agreement of Sale and Purchase of Assets among ENB Insurance Agency, Inc., Ulrich & Company, Inc., Ulrich Development Company, LLC and David L. Ulrich dated as of October 1, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.14*	Form of Supplemental Executive Retirement Participatory Agreement incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.15*	Form of Deferred Compensation Participatory Agreement incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.16*	Form of Executive Life Insurance Split-Dollar Endorsement Participatory Agreement incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.17	Form of Floating Rate Junior Subordinated Debt Security due 2034 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.18	Amended and Restated Declaration of Trust of Evans Capital Trust I, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.19	Guarantee Agreement of the Company, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.20	Purchase Agreement among the Company, Evans Capital Trust I, and NBC Capital Markets Group, Inc., dated as of October 1, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004 as filed on November 4, 2004).

10.21	Asset Purchase Agreement by and among Evans National Leasing, Inc., Evans Bancorp, Inc., M&C Leasing Co., Inc., APCOT NY Corp., John Gallo, and for certain limited purposes, Brian Gallo, dated as of December 31, 2004 (incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed March 28, 2005).

10.22	Summary of compensation arrangements for Named Executive Officers and Directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 10Q for the fiscal quarter ended March 31, 2006, as filed on May 12, 2006).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed March 28, 2005).

23.1	Independent Registered Public Accounting Firm’s Consent from KPMG LLP (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.