Form 10-Q
period 2007-03-31
EVANS BANCORP INC
filed 2007-05-15
CIK 842518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2007

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
Common Stock, $.50 Par Value—2,748,013 shares as of May 1, 2007

INDEX
EVANS BANCORP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents:
Cash and due from banks	$14,340	$12,592

Securities:
Available for sale, at fair value	149,957	133,519
Held to maturity, at amortized cost	4,142	4,211

Loans and leases, net of allowance for loan and lease losses of $3,885 in 2007 and $3,739 in 2006	290,467	285,367

Properties and equipment, net	8,695	8,743
Goodwill	10,003	10,003
Intangible assets	2,154	2,298
Bank-owned life insurance	10,280	10,140
Other assets	7,354	7,021

TOTAL ASSETS	$497,392	$473,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$70,830	$72,125
NOW	12,929	11,253
Regular savings	86,637	85,084
Muni-vest	46,745	31,240
Time	162,797	156,047

Total deposits	379,938	355,749

Securities sold under agreement to repurchase	6,281	8,954
Other short-term borrowings	26,350	24,753
Other liabilities	11,067	9,089
Junior subordinated debentures	11,330	11,330
Long-term borrowings	22,285	24,476

Total liabilities	457,251	434,351

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value; 10,000,000 shares authorized; 2,745,338 and 2,745,338 shares issued, respectively, and 2,729,556 and 2,733,056 shares outstanding, respectively	1,373	1,373
Capital surplus	26,184	26,160
Retained earnings	14,555	14,196
Accumulated other comprehensive loss, net of tax	(1,629)	(1,917)
Less: Treasury stock, at cost (15,782 and 12,282 shares, respectively)	(342)	(269)

Total stockholders’ equity	40,141	39,543

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$497,392	$473,894

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME
Loans	$5,600	$4,615
Federal funds sold/Interest bearing deposits at other banks	87	11
Securities:
Taxable	1,012	1,104
Non-taxable	443	474

Total interest income	7,142	6,204
INTEREST EXPENSE
Deposits	2,704	1,895
Other borrowings	350	483
Junior subordinated debentures	218	192

Total interest expense	3,272	2,570
NET INTEREST INCOME	3,870	3,634
PROVISION FOR LOAN AND LEASE LOSSES	315	282

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,555	3,352

NON-INTEREST INCOME:
Bank charges	471	498
Insurance service and fees	2,129	2,177
Net loss on sales of securities	(1)	—
Premium on loans sold	1	3
Bank-owned life insurance	140	105
Other	405	373

Total non-interest income	3,145	3,156
NON-INTEREST EXPENSE:
Salaries and employee benefits	2,668	2,501
Occupancy	603	532
Supplies	78	85
Repairs and maintenance	139	137
Advertising and public relations	88	71
Professional services	252	144
Amortization of intangibles	144	130
Other Insurance	90	87
Other	870	799

Total non-interest expense	4,932	4,486

INCOME BEFORE INCOME TAXES	1,768	2,022

INCOME TAXES	481	616

NET INCOME	$1,287	$1,406

Net income per common share-basic	$0.47	$0.52

Net income per common share-diluted	$0.47	$0.52

Cash dividends per common share	$0.34	$0.34

Weighted average number of common shares	2,730,499	2,722,950

Weighted average number of diluted shares	2,731,925	2,724,583

See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total
Balance, January 1, 2006	$1,373	$26,155	$11,087	$(1,387)	$(352)	$36,876

Impact of adopting SAB 108, net of tax $12			43			43
Comprehensive income:
Net Income			1,406			1,406

Unrealized loss on available-for-sale securities, net of tax effect of $453				(711)		(711)

Total comprehensive income						738

Cash dividends ($0.34 per common share)			(928)			(928)

Stock options expense		30				30

Purchased 10,100 shares for treasury					(211)	(211)

Balance, March 31, 2006	$1,373	$26,185	$11,608	$(2,098)	$(563)	$36,505

Balance, January 1, 2007	$1,373	$26,160	$14,196	$(1,917)	$(269)	$39,543

Comprehensive income:
Net Income			1,287			1,287

Unrealized gain on available-for-sale securities, net of reclassification adjustment of ($1) and tax effect of $(176)				275		275

Amortization of prior service cost and net loss, net of tax effect $(8)				13		13

Total comprehensive income						1,575

Cash dividends ($0.34 per common share)			(928)			(928)

Stock options expense		24				24

Purchased 3,500 shares for treasury					(73)	(73)

Balance, March 31, 2007	$1,373	$26,184	$14,555	$(1,629)	$(342)	$40,141

See Notes to Unaudited Consolidated Financial Statements

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES:
Interest received	$7,120	$6,125
Fees received	2,854	3,098
Proceeds from sales of loans	527	492
Origination of loans held for resale	(1,014)	(584)
Interest paid	(3,327)	(2,607)
Cash paid to employees and suppliers	(3,674)	(3,909)
Income taxes paid	(20)	(108)

Net cash provided by operating activities	2,466	2,507

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(63,938)	(82)
Proceeds from sales	575	—
Proceeds from maturities	47,258	5,419
Held to maturity securities:
Purchases	(24)	(240)
Proceeds from maturities	93	92
Additions to properties and equipment	(195)	(201)
Increase in loans, net of repayments	(5,133)	(1,569)
Cash paid on earn-out agreements	(202)	(56)

Net cash (used in) provided by investing activities	(21,566)	3,363

FINANCING ACTIVITIES:
Proceeds from borrowings	7,848	—
Repayments of short-term borrowings	(8,926)	(38,205)
Repayments of long-term borrowings	(2,190)	(2,033)
Increase in deposits	24,189	31,431
Dividends paid	—	(928)
Purchase of treasury stock	(73)	(211)

Net cash provided by (used in) financing activities	20,848	(9,946)

Net increase (decrease) in cash and equivalents	1,748	(4,076)

CASH AND CASH EQUIVALENTS:
Beginning of period	12,592	15,635

End of period	$14,340	$11,559

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income	$1,287	$1,406

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	519	411
Deferred tax benefit	(122)	(215)
Provision for loan and lease losses	315	282
Net gain on sales of securities	1	—
Proceeds from sale of loans held for resale	527	492
Originations of loans held for resale	(1,014)	(584)
Premiums on loans sold	(1)	(3)
Stock options expense	24	30
Changes in assets and liabilities affecting cash flow:
Other assets	561	(155)
Other liabilities	369	843

NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,466	$2,507

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company organized as a New York business corporation and incorporated under the laws of the State of New York on October 28, 1988, for the purpose of becoming a bank holding company, and its two direct, wholly-owned subsidiaries: (i) Evans National Bank (the “Bank”), and its subsidiaries, Evans National Leasing, Inc. (“ENL”) and Evans National Holding Corp. (“ENHC”); and (ii) Evans National Financial Services, Inc. (“ENFS”), and its subsidiary ENB Insurance Agency, Inc. (“ENBI”) and its subsidiaries, Frontier Claim Services, Inc. (“FCS”) and ENB Associates Inc. (“ENB”), in the preparation of the accompanying interim unaudited consolidated financial statements conform with generally accepted accounting principles and with general practice within the banking industry. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”
The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.
The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
2.	SECURITIES
Securities which the Company has the positive ability and intent to hold to maturity are stated at amortized cost. Securities which the Company has identified as available-for-sale are stated at fair value with changes in fair value included as a component of stockholders’ equity. Available-for-sale securities are net of unrealized losses of $1.5 million and $1.9 million as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, the securities portfolio did not contain any other than temporary declines in fair value.
3.	ALLOWANCE FOR LOAN AND LEASE LOSSES
The allowance for loan and lease losses represents the amount charged against the Bank’s earnings to establish an allowance for probable loan and lease losses based on Bank management’s evaluation of the loan and lease portfolio. Factors considered by the Bank’s management in establishing the allowance include: the collectibility of individual loans and leases, current loan and lease concentrations, charge-off history, delinquent loan and lease percentages, input from regulatory agencies and general economic conditions.
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
The following table sets forth information regarding the allowance for loan and lease losses for the three month periods ended March 31, 2007 and 2006.
Allowance for loan and lease losses

	Three months ended March 31,
	2007	2006
	(in thousands)
Beginning balance, January 1	$3,739	$3,211
Charge-offs:
Commercial	(23)	(100)
Installment loans	(1)	(5)
Overdrafts	(7)	(6)
Direct financing leases	(170)	(47)

Total charge-offs	(201)	(158)

Recoveries:
Commercial	4	—
Installment loans	1	9
Overdrafts	5	6
Direct financing leases	22	14

Total recoveries	32	29

Net charge-offs	(169)	(129)

Provision for loan and lease losses	315	282

Ending balance, March 31	$3,885	$3,364

Ratio of net charge-offs to average net loans and leases outstanding (annualized)	0.23%	0.20%

4.	PER SHARE DATA
The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. The Company’s potential dilutive securities included 1,426 dilutive shares for the three month period ended March 31, 2007. There were 1,633 dilutive shares for the three month period ended March 31, 2006. On February 23, 2007, the Company declared a cash dividend of $0.34 per share payable on April 2, 2007 to shareholders of record as of March 12, 2007.
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share,” these shares were not included in calculating diluted earnings per share. As of March 31, 2007 and 2006, there were 55 thousand and 59 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive.

5.	TREASURY STOCK
During the quarter ended March 31, 2007 the Company repurchased 3,500 shares of common stock at an average cost of $20.77 per share, pursuant to the Company’s publicly announced common stock repurchase program.
6.	SEGMENT INFORMATION
The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three month periods ended March 31, 2007 and 2006.
Three Months Ended
March 31, 2007
(in thousands)

		Insurance
	Banking Activities	Agency Activities	Total
Net interest income (expense)	$3,990	($120)	$3,870

Provision for loan and lease losses	315	—	315

Net interest income (expense) after provision for loan and lease losses	3,675	(120)	3,555

Non-interest income	1,016	—	1,016

Insurance commissions and fees	—	2,129	2,129

Non-interest expense	3,783	1,149	4,932

Income before income taxes	908	860	1,768

Income taxes	137	344	481

Net income	$771	$516	$1,287

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

The unaudited consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities consist of commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at March 31, 2007 and 2006 is as follows:

	2007	2006
	(in thousands)
Commitments to extend credit	$72,687	$69,600

Standby letters of credit	1,992	1,996

Total	$74,679	$71,596

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

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in the fair value of these commitments due to interest rate risk are not recorded on the consolidated balance sheets as these derivatives are considered inconsequential.

The Company is subject to possible litigation proceedings in the normal course of business. As of March 31, 2007, there were no claims pending against the Company that management considered to be significant.

8.	RECLASSIFICATIONS

Certain reclassifications have been made to the 2006 consolidated financial statements to conform with the presentation used in 2007.

9.	NET PERIODIC BENEFIT COSTS

The Bank has a defined benefit pension plan covering substantially all Bank employees. The plan provides benefits that are based on the employees’ compensation and years of service. The Bank uses an actuarial method of amortizing prior service cost and unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortized method used by the Bank recognizes the prior service cost and net gains or losses over the average remaining service period of active employees.

The Bank also maintains a nonqualified supplemental executive retirement plan covering certain members of the Company’s senior management. The Bank uses an actuarial method of amortizing unrecognized net gains or losses which result from actual expense and assumptions being different than those that are projected. The amortization method used by the Bank uses recognizes the net gains or losses over the average remaining service period of active employees.

The following table represents net periodic benefit costs recognized:

		Three months ended March 31,
		(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2007	2006	2007	2006
Service cost	$91	$79	$15	$29

Interest cost	61	49	40	38

Expected return on plan assets	(62)	(58)	—	—

Amortization of prior service cost	(4)	(4)	14	14

Amortization of the net loss	7	6	4	4

Net periodic benefit cost	$93	$72	$73	$85

10.	RECENT ACCOUNTING PRONOUNCEMENTS
Accounting for Servicing of Financial Assets (SFAS 156) - In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 156). This statement amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. It permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The adoption of the fair value measurement method under this statement on January 1, 2007, did not have a material impact on the Company’s financial statements.
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

The amount of the benefit is then measured to be the highest tax benefit that is greater than 50 percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company adopted FIN 48 as of January 1, 2007. There were no unrecognized tax benefits or penalties at the date of adoption.
The Internal Revenue Service (IRS) commenced examinations of the Company’s U.S. Federal income tax returns for 2003, 2004, and 2005 in the first quarter of 2007. It is anticipated that the examination related to these returns will be completed within the next twelve months. To date, there are no proposed adjustments that will have a material impact on the Company’s financial position or results of operations. All penalties or interest on adjustments, if any, will be expensed as income tax expense.
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
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The Company’s Unaudited Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Company’s Unaudited Consolidated Financial Statements and Notes. These estimates, assumptions and judgments are based on information available as of the date of the Unaudited Consolidated Financial Statements. Accordingly, as this information changes, the Unaudited Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

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

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$286,986	$5,600	7.81%	$257,874	$4,615	7.16%
Taxable securities	94,387	1,011	4.28%	112,352	1,104	3.93%
Tax-exempt securities	41,241	443	4.30%	45,479	474	4.17%
Federal funds sold	7,062	87	4.93%	1,162	11	3.79%

Total interest-earning assets	429,676	7,141	6.65%	416,867	6,204	5.95%

Non-interest-earning assets

Cash and due from banks	10,987			12,642
Premises and equipment, net	8,708			8,156
Other assets	29,558			28,146

Total Assets	$478,929			$465,811

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
NOW	$12,057	$6	0.20%	$11,562	$5	0.17%
Regular savings	88,254	252	1.14%	89,628	188	0.84%
Muni-Vest savings	47,927	518	4.32%	34,125	330	3.87%
Time deposits	157,473	1,927	4.89%	149,397	1,372	3.67%
Other borrowed funds	34,000	336	3.95%	51,495	466	3.62%
Junior subordinated debentures	11,330	218	7.70%	11,330	192	6.78%
Securities sold U/A to repurchase	7,445	14	0.75%	8,068	17	0.84%

Total interest-bearing liabilities	358,486	$3,271	3.65%	355,605	$2,570	2.89%

Non-interest-bearing liabilities
Demand deposits	70,935			65,806
Other	9,451			7,006

Total liabilities	$438,872			$428,417
Stockholders’ equity	40,057			37,394

Total Liabilities and Equity	$478,929			$465,811

Net interest earnings		$3,870			$3,634

Net yield on interest earning assets			3.60%			3.49%

Interest rate spread			3.00%			3.06%

Loan and Lease Activity
     Total gross loans and leases grew to $294.4 million at March 31, 2007, reflecting a 1.8% or $5.2 million increase from December 31, 2006. Gross loans and leases are net of $8.2 million and $7.8 million unearned income on direct financing leases as of March 31, 2007 and December 31, 2006, respectively. Commercial loans and leases totaled $207.0 million at March 31, 2007, reflecting a 2.6% or $5.3 million increase from December 31, 2006. Increases in direct financing leases and installment loans of $2.5 million and $1.2 million, respectively, were largely responsible for this increase. Consumer loans totaled $86.7 million at March 31, 2007, which was unchanged from the balance at December 31, 2006. Increases in consumer real estate and home equity loans were offset by decreases in installment, credit card, and other balances. The Bank continues to sell certain fixed rate residential mortgages originated below a designated interest level to the Federal National Mortgage Association (“FNMA”), while maintaining the servicing rights for those mortgages. The Bank sold mortgages to FNMA totaling $0.5 million during the first quarters of 2007 and 2006. At March 31, 2007, the Bank had a loan servicing portfolio principal balance of $28.9 million upon which it earns servicing fees, compared to $28.7 million at December 31, 2006.
Loan and Lease Portfolio Composition
     The following table presents selected information on the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated.

	March 31, 2007	Percentage	December 31, 2006	Percentage
	(in thousands)		(in thousands)
Commercial Loans and Leases
Real Estate	$141,041	47.9%	$140,376	48.6%
Installment	18,463	6.3%	17,263	6.0%
Direct Financing Leases	34,210	11.6%	31,742	11.0%
Lines of Credit	13,206	4.5%	12,279	4.2%
Cash Reserve	54	0.0%	39	0.0%

Total Commercial Loans and leases	206,974	70.3%	201,699	69.8%
Consumer Loans
Real Estate	49,547	16.8%	48,877	16.9%
Home Equity	34,484	11.7%	34,453	11.9%
Installment	2,443	0.8%	2,621	0.9%
Overdrafts	159	0.1%	163	0.1%
Credit Card	2	0.0%	298	0.1%
Other	111	0.1%	341	0.1%

Total Consumer Loans	86,746	29.5%	86,753	30.0%

Net Deferred Costs & Unearned Discounts	632	0.2%	654	0.2%

Total Loans and Leases	294,352	100.0%	289,106	100.0%

Allowance for Loan and Lease Losses	(3,885)		(3,739)

Loans and Leases, net	$290,467		$285,367

     Net charge-offs were $169 thousand in the first quarter of 2007 as compared to $129 thousand in the first quarter of 2006. Non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled 0.22% of total loans and leases outstanding at March 31, 2007 as compared to 0.23 % at December 31, 2006. The allowance for loan and lease losses totaled $3.9 million or 1.32% of total loans and leases outstanding at March 31, 2007 as compared to $3.7 million or 1.29% of total loans and leases outstanding at December 31, 2006.
     The adequacy of the Company’s allowance for loan and lease losses is reviewed quarterly by the Company’s management with consideration given to loan and lease concentrations, charge-off history, delinquent loan and lease percentages, and general economic conditions. Management believes the allowance for loan and lease losses is adequate for losses from existing loans and leases.
     The following table sets forth information regarding non-performing loans and leases as of the dates specified.

	March 31, 2007	December 31, 2006
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate
Residential 1-4 family	$—	$—
Commercial and multi-family	136	145
Construction	—	—
Second mortgages	—	—
Home equity lines of credit	—	—

Total mortgage loans on real estate	136	145

Direct financing leases	—	—

Commercial loans	455	443

Consumer installment loans
Personal	—	—
Credit cards	—	—
Other	—	—

Total consumer installment loans	—	—

Total non-accruing loans and leases	$591	$588

Accruing loans and leases 90+ days past due	68	74

Total non-performing loans and leases	659	662

Total non-performing loans and leases as a percentage of total assets	0.14%	0.15%
Total non-performing loans and leases as a of total loans and leases	0.22%	0.23%
     For the quarter ended March 31, 2007, gross interest income that would have been reported on non-accruing loans and leases, had they been current, was $18 thousand. There was $6 thousand in interest income included in net income for the quarter ended March 31, 2007 on non-accruing loans and leases.
Investing Activities
     The Company’s securities portfolio increased by 11.9%, or $16.4 million, to approximately $154.1 million at March 31, 2007, as compared to approximately $137.7 million at December 31, 2006. The increase in the securities portfolio was mainly due to securities purchased to collateralize seasonal municipal tax deposits, which are expected to decrease by the end of the next quarter end. The Company monitors extension and prepayment risk in the portfolio to limit potential exposures. Management believes the average expected life of the portfolio is 2.7 years as of March 31, 2007. Available-for-sale securities with a total fair value of $121.6 million at March 31, 2007 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
Funding Activities
     Total deposits during the quarter ended March 31, 2007, increased 6.8% to $379.9 million at March 31, 2007 from $355.7 million at December 31, 2006. Time deposits $100,000 and over increased 4.7%, or $3.8 million, in the quarter, mainly composed of municipal money. Due to higher short-term interest rates, many municipalities have preferred short-term time deposit funding as an investment option. Muni-vest deposits increased 49.6%, or $15.5 million, due to the normal inflow of municipal tax receipts, which occurs during the first quarter of the calendar year. Core deposits (all deposits excluding time deposits greater than $100,000) increased 7.8% or $21.5 million during the quarter ended March 31, 2007. Demand deposits decreased 1.8%, or $1.3 million, while NOW accounts increased 14.9%, or $1.7 million, from December 31, 2006. Securities sold under agreement to repurchase decreased 30.0%, or $2.7 million, from December 31, 2006. Balances in demand deposits, NOW accounts and securities sold under agreement to repurchase vary from day to day based on customer transaction volume and represent normal deposit activity.

     The Company also uses borrowings from other correspondent banks and the Federal Home Loan Bank of New York as sources of funding. There was $26.4 million in short-term borrowing at March 31, 2007 as compared to $24.8 million at December 31, 2006.
ANALYSIS OF RESULTS OF OPERATIONS
Net Income
     Net income was $1.3 million or $0.47 per basic and diluted share for the three months ended March 31, 2007, as compared to $1.4 million or $0.52 per basic and diluted share for the same period in 2006. Net income represented a return on average assets of 1.07% and 1.21% for the three month periods ended March 31, 2007 and 2006, respectively. The return on average equity was 12.85% and 15.04% for the three months periods ended March 31, 2007 and 2006, respectively.
Other Operating Results
     Net interest income for the three month period ended March 31, 2007 was $3.9 million, an increase of $0.2 million over the same period in 2006, and is primarily a result of interest income growth related to the loan and lease portfolio, offset by increased interest expense on deposits.
     The net interest margin for the three month period ended March 31, 2007 was 3.60% as compared to 3.49% for the same period in 2006. The increase in interest income was mainly attributable to an increase in the interest earned on loans and leases, due to both higher average balances and elevated yields. Interest free funds contributed 60 basis points to the net interest margin in the three month period ended March 31, 2007 compared to a 43 basis point contribution in the same period of 2006 as average demand deposit balances, other non-interest-bearing liabilities, and stockholders’ equity all increased. These were partially offset by an increase in the Bank’s cost of interest-bearing liabilities, which increased to 3.65% from 2.89% in 2006. Higher interest expense reflects elevated rates paid on deposits.
     The provision for loan and lease losses for the three month period ended March 31, 2007 increased to $315 thousand from $282 thousand for the same period in 2006. The increase was a result of the Company’s expanding direct financing lease portfolio through Evans National Leasing, along with continued commercial loan growth. Commercial loans and direct financing leases tend to have a higher credit risk than consumer loans.
     Non-interest income was $3.1 million for the three month period ended March 31, 2007, which was flat to the same period in 2006. Higher other income, which was primarily volume driven fee revenue related to lending, offset lower service charges and insurance fees.
     Non interest expense was $4.9 million for the three month period ended March 31, 2007, an increase of $0.4 million, or 9.9%, over the same period in 2006. Salaries and employee benefits increased $0.2 million during the quarter ended March 31, 2007. Approximately $0.1 million of that increase are non-recurring expenses as executive management succession is completed. Higher professional services expenses were the result of additional non-recurring items including market analysis for the Company’s distribution network, executive search, and investor relations consulting. Occupancy expenses increased in the first quarter of 2007 compared with the same period for the prior year due to the addition of the Company’s eleventh bank branch, which opened in December 2006. Additionally, the Company experienced a $0.2 million loss related to a branch operational error in processing checks.
     Income tax expense totaled $481 thousand for the three month period ended March 31, 2007, compared to $616 thousand for the same period in 2006. The effective tax rate for the three month period ended March 31, 2007 was 27.2%, compared to 30.5% for the same period in 2006. The Company records an effective tax rate for the period that will be reflective of the projected annual tax rate based on expected supportable tax positions.
     In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” to set out a consistent framework for tax preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50 percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company adopted FIN 48 as of January 1, 2007. There were no unrecognized tax benefits or penalties at the date of adoption.

CAPITAL
     The Bank has consistently maintained regulatory capital ratios at, or above, federal “well capitalized” standards. Equity as a percentage of assets was 8.1% at March 31, 2007 down slightly from 8.3% at December 31, 2006. Book value per common share was $14.71 at March 31, 2007, compared to $13.41 at December 31, 2006. Total stockholders’ equity was $40.1 million at March 31, 2007, up from $39.5 million at December 31, 2006. The increase is primarily attributable to net income of $1.3 million and unrealized gains in the investment portfolio in first quarter 2007, somewhat offset by the declaration of dividends.
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
     Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available-for-sale from time-to-time without the need to incur significant losses. At March 31, 2007, approximately 24.1% of the Bank’s securities had contractual maturity dates of one year or less and approximately 43.0% had maturity dates of five years or less. Available assets of $154.6 million, less public and purchased funds of $207.3 million, resulted in a long-term liquidity ratio of 75% at March 31, 2007, versus 80% at December 31, 2006. The liquidity ratio decreased due to large municipal collections in the first quarter which increased the percentage of public funds.
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
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

	Calculated (decrease) increase
	in projected annual net interest income
	(in thousands)
	March 31, 2007	December 31, 2006
Changes in interest rates

+200 basis points	(872)	(853)
+100 basis points	(432)	(424)

-100 basis points	387	379
-200 basis points	566	551
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
ITEM 4 — CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2007 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     The following table includes all Company repurchases of its common stock, $0.50 par value, made on a monthly basis during the period covered by this Report, including those made pursuant to publicly announced plans or programs.

			Total number of
			shares purchased as	Maximum number of
	Total number	Average price	part of publicly	shares that may yet be
	of shares	paid	announced plans or	purchased under the
Period	purchased	per share	programs	plans or programs
January 2007 (January 1, 2007 through January 31, 2007)	2,500	$20.69	2,500	42,615
February 2007 (February 1, 2007 through February 28, 2007)	600	$21.16	600	42,015
March 2007 (March 1, 2007 through March 31, 2007)	400	$20.64	400	41,615

Total	3,500	$20.77	3,500

     All of the foregoing shares were purchased in open market transactions. On August 18, 2005, the Company announced that its Board of Directors authorized a common stock repurchase program, pursuant to which the Company may repurchase of up to 75,000 shares of the Company’s common stock over a period of two years, unless the program is terminated earlier. The Company did not make any repurchases during the quarter ended March 31, 2007 other than pursuant to this publicly announced program, and there were no other publicly announced plans or programs outstanding during the quarter ended March 31, 2007.

ITEM 6 – EXHIBITS

Exhibit No.	Name	Page No.
10.1	Summary of Compensation Arrangements of Certain Officers and Directors	23

10.2	Employment Agreement between ENB Insurance Agency, Inc. and Robert G. Miller Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 26, 2007)

10.3	Employment Agreement among Evans Bancorp, Inc., Evans National Bank and Gary A. Kajtoch as of April 1, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 26, 2007

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	24

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	25

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	26

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	27

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     Evans Bancorp, Inc.

DATE	/s/ David J. Nasca
May 15, 2007	David J. Nasca President and CEO
(On Behalf of the Registrant and
as Principal Executive Officer)

DATE	/s/ Gary A. Kajtoch
May 15, 2007	Gary A. Kajtoch
Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Name	Page No.
10.1	Summary of Compensation Arrangements of Certain Officers and Directors	23

10.2	Employment Agreement between ENB Insurance Agency, Inc. and Robert G. Miller Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 26, 2007)

10.3	Employment Agreement among Evans Bancorp, Inc., Evans National Bank and Gary A. Kajtoch as of April 1, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 26, 2007

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	24

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	25

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	26

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	27