Form 10-Q
period 2007-06-30
EVANS BANCORP INC
filed 2007-08-14
CIK 842518

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2007

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
Common Stock, $.50 par value 2,747,675 shares as of August 1, 2007

INDEX
EVANS BANCORP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$13,907	$11,710
Interest-bearing deposits at banks	568	882
Securities:
Available for sale, at fair value	115,387	133,519
Held to maturity, at amortized cost	2,387	4,211

Loans and leases, net of allowance for loan and lease losses of $3,866 in 2007 and $3,739 in 2006	298,452	285,367

Properties and equipment, net	8,536	8,743
Goodwill	10,006	10,003
Intangible assets	2,012	2,298
Bank-owned life insurance	10,457	10,140
Other assets	7,780	7,021

TOTAL ASSETS	$469,492	$473,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$74,434	$72,125
NOW	10,178	11,253
Regular savings	87,771	85,084
Muni-vest	45,162	31,240
Time	155,582	156,047

Total deposits	373,127	355,749

Securities sold under agreement to repurchase	6,622	8,954
Other short-term borrowings	5,800	24,753
Other liabilities	9,457	9,089
Junior subordinated debentures	11,330	11,330
Long-term borrowings	22,095	24,476

Total liabilities	428,431	434,351

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value; 10,000,000 shares authorized; 2,753,321 and 2,745,338 shares issued, respectively, and 2,747,675 and 2,733,056 shares outstanding, respectively	1,377	1,373
Capital surplus	26,283	26,160
Retained earnings	14,416	14,196
Accumulated other comprehensive loss, net of tax	(906)	(1,917)
Less: Treasury stock, at cost (5,646 and 12,282 shares, respectively)	(109)	(269)

Total stockholders’ equity	41,061	39,543

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$469,492	$473,894

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands, except share and per share amounts)

	Three Months Ended
	June 30,
	2007	2006
INTEREST INCOME
Loans and leases	$6,094	$4,942
Interest bearing deposits at banks	10	19
Securities:
Taxable	861	1,075
Non-taxable	435	483

Total interest income	7,400	6,519
INTEREST EXPENSE
Deposits	2,670	2,126
Other borrowings	313	557
Junior subordinated debentures	223	206

Total interest expense	3,206	2,889

NET INTEREST INCOME	4,194	3,630
PROVISION FOR LOAN AND LEASE LOSSES	345	228

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	3,849	3,402
NON-INTEREST INCOME:

Bank charges	548	477
Insurance service and fees	1,423	1,510
Net loss on sales of securities	(2,302)	—
Premium on loans sold	4	1
Bank-owned life insurance	177	128
Other	439	373

Total non-interest income	289	2,489

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,621	2,440
Occupancy	525	501
Supplies	73	83
Repairs and maintenance	140	134
Advertising and public relations	133	190
Professional services	273	251
Amortization of intangibles	142	135
Other insurance	90	90
Other	715	660

Total non-interest expense	4,712	4,484

(LOSS) INCOME BEFORE INCOME TAXES	(574)	1,407
INCOME TAX (BENEFIT) PROVISION	(435)	336

NET (LOSS) INCOME	$(139)	$1,071

Net (loss) income per common share-basic	$(0.05)	$0.39

Net (loss) income per common share-diluted	$(0.05)	$0.39

Cash dividends per common share	$0.00	$0.00

Weighted average number of common shares	2,743,819	2,724,710

Weighted average number of diluted shares	2,743,819	2,727,803

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands, except share and per share amounts)

	Six Months Ended
	June 30,
	2007	2006
INTEREST INCOME
Loans and leases	$11,694	$9,567
Interest bearing deposits at banks	97	30
Securities:
Taxable	1,873	2,179
Non-taxable	878	957

Total interest income	14,542	12,733
INTEREST EXPENSE
Deposits	5,373	4,021
Other borrowings	663	1,040
Junior subordinated debentures	441	398

Total interest expense	6,477	5,459

NET INTEREST INCOME	8,065	7,274
PROVISION FOR LOAN AND LEASE LOSSES	660	510

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	7,405	6,764

NON-INTEREST INCOME:
Bank charges	1,019	975
Insurance service and fees	3,552	3,687
Net loss on sales of securities	(2,303)	—
Premium on loans sold	5	4
Bank-owned life insurance	317	233
Other	843	736

Total non-interest income	3,433	5,635
NON-INTEREST EXPENSE:
Salaries and employee benefits	5,289	4,941
Occupancy	1,128	1,033
Supplies	151	168
Repairs and maintenance	279	271
Advertising and public relations	220	261
Professional services	525	395
Amortization of intangibles	286	265
Other insurance	180	177
Other	1,586	1,459

Total non-interest expense	9,644	8,970

INCOME BEFORE INCOME TAXES	1,194	3,429
INCOME TAXES	46	952

NET INCOME	$1,148	$2,477

Net income per common share-basic	$0.42	$0.91

Net income per common share-diluted	$0.42	$0.91

Cash dividends per common share	$0.34	$0.34

Weighted average number of common shares	2,737,232	2,723,835

Weighted average number of diluted shares	2,737,914	2,725,870

See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	(Loss)	Stock	Total
Balance, January 1, 2006	$1,373	$26,155	$11,087	$(1,387)	$(352)	$36,876

Impact of adopting SAB 108, net of tax $12			43			43
Comprehensive income:
Net Income			2,477			2,477

Net unrealized loss on available-for-sale securities, net of tax effect of $737				(1,156)		(1,156)

Total comprehensive income						1,364

Cash dividends ($0.34 per common share)			(928)			(928)

Stock options expense		60				60

Reissued 9,642 shares treasury stock under dividend reinvestment plan		(33)			219	186

Reissued 5,773 shares treasury stock under employee stock purchase plan		(29)			129	100

Purchased 18,050 shares for treasury					(386)	(386)

Balance, June 30, 2006	$1,373	$26,153	$12,679	$(2,543)	$(390)	$37,272

Balance, January 1, 2007	$1,373	$26,160	$14,196	$(1,917)	$(269)	$39,543

Comprehensive income:
Net Income			1,148			1,148

Net unrealized gain on available-for sale securities, net of reclassification of loss of $1,413 (after tax) and tax effect of ($629)				985		985

Amortization of prior service cost and net loss, net of tax effect ($17)				26		26

Total comprehensive income						2,159

Cash dividends ($0.34 per common share)			(928)			(928)

Stock options expense		56				56

Reissued 8,747 shares treasury stock under dividend reinvestment plan		(21)			195	174

Reissued 2,500 shares of restricted stock		(53)			53	—

Issued 7,983 shares treasury stock	4	161				165

Reissued 4,689 shares treasury stock under employment stock purchase plan		(20)			101	81

Purchased 9,300 shares for treasury					(189)	(189)

Balance, June 30, 2007	$1,377	$26,283	$14,416	$(906)	$(109)	$41,061

See Notes to Unaudited Consolidated Financial Statements

PART I—FINANCIAL INFORMATION
ITEM I—FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES:
Interest received	$13,748	$13,025
Fees received	5,367	5,413
Interest paid	(6,416)	(5,523)
Cash paid to employees and suppliers	(8,525)	(7,806)
Income taxes paid	(1,069)	(897)
Proceeds from sale of loans held for resale	1,117	684
Originations of loans held for resale	(1,385)	(887)

Net cash provided by operating activities	2,837	4,009

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(66,937)	(333)
Proceeds from sales	45,653	—
Proceeds from maturities	39,733	10,328
Held to maturity securities:
Purchases	(93)	(2,052)
Proceeds from maturities	1,917	1,861
Additions to properties and equipment	(193)	(409)
Increase in loans, net of repayments	(13,676)	(12,943)
Sale of other real estate	(6)	—
Acquisitions	—	(184)
Cash paid on earn-out agreements	(202)	(57)

Net cash provided by used in investing activities	6,196	(3,789)

FINANCING ACTIVITIES:
Repayments of short-term borrowings	(21,285)	(5,458)
Repayments of long-term borrowings	(2,381)	(2,459)
Increase in deposits	17,378	6,200
Dividends paid	(928)	(928)
Purchase of treasury stock	(189)	(386)
Re-issuance of treasury stock	255	286

Net cash used in financing activities	(7,150)	(2,745)

Net increase (decrease) in cash and equivalents	1,883	(2,525)

CASH AND CASH EQUIVALENTS:
Beginning of period	12,592	15,635

End of period	$14,475	$13,110

PART I—FINANCIAL INFORMATION
ITEM I—FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income	$1,148	$2,477

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	856	861
Deferred tax expense (benefit)	91	(303)
Provision for loan and lease losses	660	510
Net loss on sales of assets	2,309	—
Premiums on loans sold	(5)	(4)
Stock options expense	56	60
Proceeds from sale of loans held for resale	1,117	684
Originations of loans held for resale	(1,385)	(887)
Changes in assets and liabilities affecting cash flow:
Other assets	(2,968)	(122)
Other liabilities	958	733

NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,837	$4,009

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of shares for earn out agreement	$165	$—
See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct, wholly-owned subsidiaries: (i) Evans National Bank (the “Bank”), and the Bank’s subsidiaries, Evans National Leasing, Inc. (“ENL”) and Evans National Holding Corp. (“ENHC”); and (ii) Evans National Financial Services, Inc. (“ENFS”), and ENFS’s subsidiary ENB Insurance Agency, Inc. (“ENBI”) and ENBI’s subsidiaries, Frontier Claims Services, Inc. (“FCS”) and ENB Associates Inc. (“ENB”), in the preparation of the accompanying interim unaudited consolidated financial statements conform with U.S. generally accepted accounting principles and with general practice within the banking industry. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

The results of operations for the three and six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

2.	SECURITIES

Securities which the Company has the positive ability and intent to hold to maturity are stated at amortized cost. Securities which the Company has identified as available-for-sale are stated at fair value with unrealized gains and losses excluded from earnings and reported net of deferred income taxes, in accumulated other comprehensive loss, a component of stockholders’ equity. Available-for-sale securities are net of unrealized losses of $0.3 million, $1.5 million and $1.9 million as of June 30, 2007, March 31, 2007, and December 31, 2006, respectively. As of June 30, 2007 the securities portfolio did not contain any other than temporary declines in fair value.

3.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses represents the amount charged against the Bank’s earnings to establish an allowance for probable loan and lease losses based on the management of the Bank’s evaluation of the loan and lease portfolio. Factors considered by the Bank’s management in establishing the allowance include: the collectibility of individual loans and leases, current loan and lease concentrations, charge-off history, delinquent loan and lease percentages, input from regulatory agencies and general economic conditions.

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

The analysis of the allowance for loan and lease losses is composed of three components: specific credit allocation, general portfolio allocation and a subjective allocation. The specific credit allocation includes a detailed review of the credit in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures,” and allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the historical loss experience of the loan or lease category.

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

The following table sets forth information regarding the allowance for loan and lease losses for the six month periods ended June 30, 2007 and 2006.
Allowance for loan and lease losses

	Six months ended June 30,
	2007	2006
	(in thousands)
Beginning balance, January 1	$3,739	$3,211
Charge-offs:
Commercial	(153)	(105)
Real estate	(5)	—
Installment loans	(4)	(28)
Overdrafts	(16)	(14)
Direct financing leases	(400)	(105)

Total charge-offs	(578)	(252)

Recoveries:
Commercial	9	41
Real estate	—	—
Installment loans	1	56
Overdrafts	8	9
Direct financing leases	27	29

Total recoveries	45	135

Net charge-offs	(533)	(117)

Provision for loan and lease losses	660	510

Ending balance, June 30	$3,866	$3,604

Ratio of net charge-offs to average net loans and leases outstanding (annualized)	0.37%	0.09%

4.	PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. The Company’s potential dilutive securities included 682 dilutive shares for the six month periods ended June 30, 2007. There were no dilutive securities for the three months ended June 30, 2007. There were 3,093 and 2,035 dilutive shares for the three and six month periods ended June 30, 2006. On February 23, 2007, the Company declared a cash dividend of $0.34 per share payable on April 2, 2007 to shareholders of record as of March 12, 2007.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share,” these shares were not included in calculating diluted earnings per share. As of the three and six month periods ended June 30, 2007, there were approximately 74 thousand and 61 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive. As of the three and six month periods ended June 30, 2006, there were approximately 46 thousand and 59 thousand shares that are not included in calculating diluted earnings per share because their effect was anti-dilutive.

5.	TREASURY STOCK

During the quarter ended June 30, 2007 the Company repurchased 5,800 shares of common stock at an average cost of $20.14 per share, pursuant to the Company’s publicly announced common stock repurchase program.

6.	SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2007 and 2006.
Three Months Ended
June 30, 2007
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$4,297	$(103)	$4,194
Provision for loan and lease losses	345	—	345

Net interest income (expense) after provision for loan and lease losses	3,952	(103)	3,849
Non-interest income	(1,134)	—	(1,134)
Insurance service and fees	—	1,423	1,423
Non-interest expense	3,577	1,135	4,712

(Loss) income before income taxes	(759)	185	(574)
Income tax (benefit) provision	(509)	74	(435)

Net (loss) income	$(250)	$111	$(139)

Six Months Ended
June 30, 2007
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$8,288	$(223)	$8,065
Provision for loan and lease losses	660	—	660

Net interest income (expense) after provision for loan and lease losses	7,628	(223)	7,405
Non-interest income	(119)	—	(119)
Insurance service and fees	—	3,552	3,552
Non-interest expense	7,360	2,284	9,644

Income before income taxes	149	1,045	1,194
Income tax (benefit) provision	(372)	418	46

Net income	$521	$627	$1,148

Three Months Ended
June 30, 2006
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$3,744	$(114)	$3,630
Provision for loan and lease losses	228	—	228

Net interest income (expense) after provision for loan and lease losses	3,516	(114)	3,402
Non-interest income	979	—	979
Insurance service and fees	—	1,510	1,510
Non-interest expense	3,369	1,115	4,484

Income before income taxes	1,126	281	1,407
Income taxes	224	112	336

Net income	$902	$169	$1,071

Six Months Ended
June 30, 2006
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$7,506	$(232)	$7,274
Provision for loan and lease losses	510	—	510

Net interest income (expense) after provision for loan and lease losses	6,996	(232)	6,764
Non-interest income	1,948	—	1,948
Insurance service and fees	—	3,687	3,687
Non-interest expense	6,651	2,319	8,970

Income before income taxes	2,293	1,136	3,429
Income taxes	498	454	952

Net income	$1,795	$682	$2,477

7.	CONTINGENT LIABILITIES AND COMMITMENTS

The unaudited consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities consist of commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at June 30, 2007 and 2006 is as follows:

	2007	2006
	(in thousands)
Commitments to extend credit	$57,662	$54,966

Standby letters of credit	2,089	2,080

Total	$59,751	$57,046

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

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in the fair value of these commitments due to interest rate risk are not recorded on the consolidated balance sheets as the fair value of these derivatives are not considered material.

The Company is subject to possible litigation proceedings in the normal course of business. As of June 30, 2007, there were no claims pending against the Company that management considered to be material.
8. RECLASSIFICATIONS AND ERROR CORRECTION
Certain reclassifications have been made to the 2006 unaudited consolidated financial statements to conform with the presentation used in 2007.
In the second quarter of 2007, the Company identified an error in its amortization of deferred loan fees in accordance with SFAS 91. The amortization of these fees was understated by $173 thousand ($106 thousand after tax) due to a systems error in 2005, 2006 and the first quarter of 2007. The correction of this error was recorded in the three months ended June 30, 2007 as a $173 thousand increase to loan interest income. Income tax expense was increased by $67 thousand, resulting in an increase in net income of $106 thousand. Neither the origination nor the correction of the error was material to our financial statements.
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
The following table represents net periodic benefit costs recognized:

	Three months ended June 30, (in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2007	2006	2007	2006

Service cost	$91	$79	$15	$29
Interest cost	61	49	40	38
Expected return on plan assets	(62)	(58)	—	—
Amortization of prior service cost	(4)	(4)	14	14
Amortization of the net loss	7	6	4	4

Net periodic benefit cost	$93	$72	$73	$85

	Six months ended June 30, (in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2007	2006	2007	2006

Service cost	$183	$158	$29	$58
Interest cost	121	98	80	76
Expected return on plan assets	(123)	(116)	—	—
Amortization of prior service cost	(8)	(8)	28	28
Amortization of the net loss	15	12	9	8

Net periodic benefit cost	$188	$144	$146	$170

10. INCOME TAXES
Income tax expense totaled $46 thousand for the six month period ended June 30, 2007 for an effective tax rate of 3.9%. There was an income tax benefit of $(435) thousand for the second quarter. The low effective tax rate for the year-to-date and the income tax benefit for the quarter were due to the loss on sale of securities of $2.3 million incurred in the second quarter. Excluding the loss on sale of securities, the effective tax rate on all other income for the three-month and six-month periods ended June 30, 2007 was 26.3% and 26.7%, respectively, compared to 23.9% and 27.8% in the prior year. Excluding the loss on sale of securities, the Company records an effective tax rate for the period that will be reflective of the projected annual tax rate based on expected supportable tax positions.
11. RECENT ACCOUNTING PRONOUNCEMENTS
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

SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008, with earlier adoption permitted for the Company’s fiscal year beginning January 1, 2007. The Company did not early adopt FAS 157. The Company is currently evaluating the potential impact of adopting this standard.
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
SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of a company’s 2007 fiscal year is permissible, provided the company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. The Company did not early adopt FAS 159. The Company is currently evaluating the potential impact of adopting this standard.
Split-Dollar Life Insurance - At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion — 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-06 should be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company has endorsement split-dollar life insurance policies covering certain directors and employees.
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
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The Company’s Unaudited Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principals and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Company’s Unaudited Consolidated Financial Statements and Notes. These estimates, assumptions and judgments are based on information available as of the date of the Unaudited Consolidated Financial Statements. Accordingly, as this information changes, the Unaudited Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.
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

ANALYSIS OF FINANCIAL CONDITION
Loan and Lease Activity
     Total gross loans and leases grew to $302.3 million at June 30, 2007, reflecting a $7.9 million or 2.7% increase from March 31, 2007 and a $13.2 million or 4.6% increase from December 31, 2006. Gross loans and leases are net of $8.5 million, $8.2 million of unearned income and $7.8 million unearned income on direct financing leases as of June 30, 2007, March 31, 2007 and December 31, 2006, respectively. Commercial loans and leases totaled $213.5 million at June 30, 2007, reflecting a $6.5 million or 3.1% increase from March 31, 2007, and an $11.8 million or 5.9% increase from December 31, 2006. Growth in direct financing leases of $2.9 million or 8.6%, commercial installment loans of $1.9 million or 10.6%, and commercial lines of credit of $1.1 million or 8.6%, were largely responsible for the increase from March 31, 2007 to June 30, 2007. Growth in direct financing leases of $5.4 million or 17.0%, commercial installment loans of $3.1 million or 18.2%, and commercial lines of credit of $2.0 million or 16.8% were largely responsible for the increase from December 31, 2006 to June 30, 2007. Consumer loans totaled $88.0 million at June 30, 2007, reflecting a $1.2 million or 1.4% increase from March 31, 2007 and a $1.2 million or 1.4% increase from December 31, 2006. Real estate loans accounted for most of the increase as those loans increased $0.8 million or 1.6% from March 31, 2007 to June 30, 2007 and $1.5 million or 3.0% from December 31, 2006 to June 30, 2007. The Bank continues to sell certain fixed rate residential mortgages originated below a designated interest level to the Federal National Mortgage Association (“FNMA”), while maintaining the servicing rights for those mortgages. During the three month period ended June 30, 2007, the Bank sold mortgages to FNMA totaling $0.8 million, as compared to $0.2 million during the three month period ended June 30, 2006. During the six month period ended June 30, 2007, the Bank sold mortgages to FNMA totaling $1.1 million, as compared to $0.7 million during the six month period ended June 30, 2006. At June 30, 2007, the Bank had a loan servicing portfolio principal balance of $28.4 million upon which it earns servicing fees, as compared to $28.9 million at March 31, 2007, and $28.7 million at December 31, 2006.
Loan and Lease Portfolio Composition
     The following table presents selected information on the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated.

	June 30, 2007	Percentage	December 31, 2006	Percentage
	(in thousands)		(in thousands)
Commercial Loans and Leases
Real Estate	$141,600	46.8%	$140,376	48.6%
Installment	20,410	6.8%	17,263	6.0%
Direct Financing Leases	37,145	12.3%	31,742	11.0%
Lines of Credit	14,339	4.7%	12,279	4.2%
Cash Reserve	50	0.0%	39	0.0%

Total Commercial Loans and Leases	213,544	70.6%	201,699	69.8%
Consumer Loans
Real Estate	50,343	16.7%	48,877	16.9%
Home Equity	34,619	11.4%	34,453	11.9%
Installment	2,350	0.8%	2,621	0.9%
Overdrafts	270	0.1%	163	0.1%
Credit Card	—	0.0%	298	0.1%
Other	382	0.1%	341	0.1%

Total Consumer Loans	87,964	29.1%	86,753	30.0%
Net Deferred Costs & Unearned Discounts	810	0.3%	654	0.2%

Total Loans and Leases	302,318	100.0%	289,106	100.0%
Allowance for Loan and Lease Losses	(3,866)		(3,739)

Loans and Leases, net	$298,452		$285,367

     Net loan and lease charge-offs were $365 thousand in the three month period ended June 30, 2007 as compared to net recoveries of $12 thousand in the same period of 2006. Net charge-offs were $533 thousand for the six month period ended June 30, 2007 as compared to $117 thousand in the same period of 2006. Non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled 0.26% of total loans and leases outstanding at June 30, 2007 as compared to 0.22% at March 31, 2007 and 0.23% at December 31, 2006. The allowance for loan and lease losses totaled $3.9 million or 1.28% of total loans and leases outstanding at June 30, 2007 as compared to $3.9 million or 1.32% of total loans and leases at March 31, 2007 and $3.7 million or 1.29% of total loans and leases outstanding at December 31, 2006.
     The adequacy of the Company’s allowance for loan and lease losses is reviewed quarterly by the Company’s management with consideration given to loan and lease concentrations, charge-off history, delinquent loan and lease percentages, and general economic conditions. Management believes the allowance for loan and lease losses is adequate for losses from existing loans and leases.

     The following table sets forth information regarding non-performing loans and leases as of the dates specified.

	June 30, 2007	December 31, 2006
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate
Residential 1-4 family	$—	$—
Commercial and multi-family	128	145
Construction	—	—
Second mortgages	—	—
Home equity lines of credit	—	—

Total mortgage loans on real estate	128	145

Direct financing leases	290	—

Commercial loans	256	443

Consumer installment loans
Personal	—	—
Credit cards	—	—
Other	—	—

Total consumer installment loans	—	—

Total non-accruing loans and leases	$674	$588

Accruing loans and leases 90+ days past due	98	74

Total non-performing loans and leases	772	662

Total non-performing loans and leases as a percentage of total assets	0.16%	0.15%
Total non-performing loans and leases as a percentage of total loans and leases	0.26%	0.23%
     For the three and six month periods ended June 30, 2007, gross interest income that would have been reported on non-accruing loans and leases had they been current, was $28 thousand and $46 thousand, respectively. For the three and six month periods ended June 30, 2006, gross interest income that would have been reported on non-accruing loans and leases had they been current, was $20 thousand and $54 thousand, respectively. There was $12 thousand and $18 thousand of interest income included in net income for the three and six month periods ended June 30, 2007, and no interest income for the same periods in 2006 on non-accruing loans and leases.
Investing Activities
     Total securities declined to $117.8 million at June 30, 2007, reflecting a $36.3 million or 23.6% decrease from March 31, 2007, and a $19.9 million or 14.5% decrease from December 31, 2006. The decline in the securities portfolio is a result of the Company’s sale of $45 million in securities in June 2007 as it initiates its strategy to de-lever a portion of its balance sheet. The decline was less than the amount sold because the Company needed to purchase short-term discount notes to pledge as collateral against its remaining municipal deposits. As some of those municipal deposits continue to roll off, the Company will allow some of its short-term discount notes to mature without being replaced. The Company monitors extension and prepayment risk in the portfolio to limit potential exposures. Management believes the average expected life of the portfolio is 2.4 years as of June 30, 2007, as compared to 2.7 years as of March 31, 2007. Available-for-sale securities with a total fair value of $112.2 million at June 30, 2007 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

Funding Activities
     Total deposits at June 30, 2007 were $373.1 million, reflecting a $6.8 million or 1.8% decrease from March 31, 2007. Time deposits $100,000 and over decreased $12.0 million, or 14.3%, to $72.0 million mainly due to municipal deposits and run off of time deposits accumulated in promotions in prior periods. Additionally, muni-vest balances decreased $1.6 million or 3.4% from March 31, 2007. The Company has allowed these sources of funds to roll off as part of its de-leverage strategy. As the investment securities balance has declined, these funds were no longer needed. These decreases were partially offset by an increase of $3.6 million, or 5.1%, in demand deposits. Core deposits (all deposits excluding time deposits greater than $100,000) increased $5.2 million, or 1.8%, to $301.2 million from March 31, 2007.
     Total deposits increased $17.4 million or 4.9% increase from December 31, 2006. The increase in deposits from December 31, 2006 was primarily attributable to an increase in muni-vest deposits of $13.9 million or 44.6%, which was the mainly due to a large deposit made by a single municipal customer in the first quarter. Additionally, demand deposits increased $2.3 million or 3.2% from December 31, 2006, while NOW accounts decreased $1.1 million or 9.6% from December 31, 2006.
     As the securities portfolio has declined, the Company has had less need to rely on wholesale sources of funds. Short-term borrowings from other correspondent banks and the Federal Home Loan Bank of New York was $5.8 million at June 30, 2007 as compared to $26.4 million at March 31, 2007 and $24.8 million at December 31, 2006.

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

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$294,365	$6,094	8.28%	$264,064	$4,942	7.49%
Taxable securities	85,975	861	4.01%	106,830	1,075	4.03%
Tax-exempt securities	39,425	435	4.41%	45,151	483	4.28%
Interest bearing deposits at banks	2,333	10	1.71%	1,458	19	5.21%

Total interest-earning assets	422,098	7,400	7.01%	417,503	6,519	6.25%

Non interest-earning assets:

Cash and due from banks	10,789			12,507
Premises and equipment, net	8,653			8,194
Other assets	29,681			28,865

Total Assets	$471,221			$467,069

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$11,015	$6	0.22%	$11,659	$6	0.21%
Regular savings	85,638	256	1.20%	87,352	220	1.01%
Muni-Vest savings	46,989	514	4.38%	43,123	458	4.25%
Time deposits	156,521	1,894	4.84%	142,847	1,442	4.04%
Other borrowed funds	30,495	298	3.91%	53,715	546	4.07%
Junior subordinated debentures	11,330	223	7.87%	11,330	206	7.27%
Securities sold U/A to repurchase	7,453	15	0.81%	6,373	11	0.69%

Total interest-bearing liabilities	349,441	$3,206	3.67%	356,399	$2,889	3.24%

Noninterest-bearing liabilities:
Demand deposits	71,340			66,149
Other	9,913			7,598

Total liabilities	$430,694			$430,146

Stockholders’ equity	40,527			36,923

Total Liabilities and Equity	$471,221			$467,069

Net interest earnings		$4,194			$3,630

Net yield on interest earning assets			3.97%			3.48%

Interest rate spread			3.34%			3.01%

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$290,696	$11,694	8.05%	$260,986	$9,567	7.33%
Taxable securities	90,159	1,873	4.15%	109,928	2,179	3.96%
Tax-exempt securities	40,327	878	4.35%	45,314	957	4.22%
Interest bearing deposits at banks	4,676	97	4.15%	1,320	30	4.55%

Total interest-earning assets	425,858	14,542	6.83%	417,548	12,733	6.10%

Non interest-earning assets:

Cash and due from banks	10,889			12,213
Premises and equipment, net	8,681			8,175
Other assets	29,619			28,507

Total Assets	$475,047			$466,443

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$11,532	$12	0.21%	$11,611	$11	0.19%
Regular savings	86,933	508	1.17%	88,484	408	0.92%
Muni-Vest savings	47,458	1,032	4.35%	38,648	788	4.08%
Time deposits	156,988	3,821	4.87%	146,104	2,814	3.85%
Other borrowed funds	32,248	634	3.93%	52,611	1,012	3.85%
Junior subordinated debentures	11,330	441	7.78%	11,330	398	7.03%
Securities sold U/A to repurchase	7,447	29	0.78%	7,216	28	0.78%

Total interest-bearing liabilities	353,936	$6,477	3.66%	356,004	$5,459	3.07%

Noninterest-bearing liabilities:
Demand deposits	71,132			65,978
Other	9,685			7,304

Total liabilities	$434,753			$429,286

Stockholders’ equity	40,294			37,157

Total Liabilities and Equity	$475,047			$466,443

Net interest earnings		$8,065			$7,274

Net yield on interest earning assets			3.79%			3.48%

Interest rate spread			3.17%			3.03%

Net (Loss) Income
     The net loss was $(0.1) million or $(0.05) per basic and diluted share for the three months ended June 30, 2007, as compared to net income of $1.1 million or $0.39 per basic and diluted share for the same period in 2006. The net loss was largely a result of the loss on sale of securities in the quarter. The return on average assets was -0.12% and 0.92% for the three month periods ended June 30, 2007 and 2006, respectively. The return on average equity was -1.37% and 11.60% for the three month periods ended June 30, 2007 and 2006, respectively.
     Net operating income (as defined in the subsequent “Supplemental Reporting of Non-GAAP Results of Operations”) for the second quarter of 2007 was $1.17 million, up 7.3% from $1.09 million during last year’s second quarter, and diluted operating earnings per share increased $0.02, or 5.0%, to $0.42 per share. The increase in net operating income was driven by growth in net interest income and non-interest income, offset by an increase in non-interest expenses.
     Net income was $1.1 million or $0.42 per basic and diluted share for the six months ended June 30, 2007, as compared to $2.5 million or $0.91 per basic and diluted share for the same period in 2006. The decrease is largely explained by the loss on sale of securities in the second quarter. Net income represented a return on average assets of 0.48% and 1.06% for the six month periods ended June 30, 2007 and 2006, respectively. The return on average equity was 5.70% and 13.33% for the six month periods ended June 30, 2007 and 2006, respectively.
     For the six months ended June 30, 2007, net operating income was $2.48 million, down slightly from $2.51 million for the same period in 2006, and diluted net operating earnings per share was $0.91 compared with $0.92 last year.
Supplemental Reporting of Non-GAAP Results of Operations
     In accordance with U.S. generally accepted accounting principles (“GAAP”), included in the computation of net income for the 2007 second quarter period were a $1.41 million, or $0.51 per diluted share, after-tax loss on the sale of securities and a $0.11 million, or $0.04 per diluted share, after-tax gain related to an adjustment in SFAS 91 loan fee income. Management considers these two items to be non-operating in nature and is therefore presenting supplemental reporting of its results on a “net operating” basis. This non-GAAP information is being disclosed because management believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company’s financial performance, its performance trends, and financial position. Specifically, the Company provides measures based on “net operating earnings,” which excludes transactions and other revenues and expenses that management does not believe are reflective of ongoing operations or are not expected to recur. While the Company’s management uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP measures which may be presented by other companies. A reconciliation of net (loss) income and diluted (loss) earnings per share with net operating income and diluted net operating earnings per share is provided in the following table.

Reconciliation of GAAP Net (Loss) Income to Net Operating Income

	Three months ended			Six months ended
	June 30,			June 30,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(in thousands except per share data)
GAAP Net (Loss) Income	(139)	1,071		1,148	2,477

Loss on sale of securities*	1,413	—		1,414	—

Gain related to SFAS 91 loan fee income accounting error correction*	(106)	18		(79)	29

Net operating income	1,168	1,089	7.3%	2,483	2,506	-0.9%

GAAP diluted (loss) earnings per share	(0.05)	0.39		0.42	0.91
Loss on sale of securities*	0.51	—		0.52	—

Gain related to SFAS 91 loan fee income accounting error correction*	(0.04)	0.01		(0.03)	0.01

Diluted net operating earnings per share	0.42	0.40	5.0%	0.91	0.92	-1.1%

* after any tax-related effect
     As was announced on June 27, 2007, Evans sold $45 million of investment securities at a loss in order to restructure its balance sheet to de-lever its investment in lower-margin assets, with the intention of reducing higher-cost wholesale borrowings. This transaction has provided excess capital compared with historical levels. Management may consider various alternatives for deploying this capital, including share buybacks, increased or special dividends, acquisitions, and other investment and capital management initiatives.
     In the second quarter of 2007, the Company identified an error in its amortization of deferred loan fees in accordance with SFAS 91. The amortization of these fees was understated by $173 thousand ($106 thousand after tax) due to a systems error in 2005, 2006 and the first quarter of 2007. The correction of this error was recorded in the three months ended June 30, 2007 as a $173 thousand increase to loan interest income. Income tax expense was increased by $67 thousand, resulting in an increase in net income of $106 thousand. Neither the origination nor the correction of the error was material to the financial statements.
Other Operating Results
     Net interest income for the three and six month periods ended June 30, 2007 was $4.2 million and $8.1 million, respectively, an increase of $0.6 million and $0.8 million over the same periods in 2006. This is primarily a result of growth in the Bank’s commercial loan portfolio, particularly its leasing portfolio, offset by increased interest expense on time deposits. $0.1 million of the increase in both periods is attributable to an increase in SFAS 91 loan fee income from the error correction described above.
     The net interest margin for the three and six month periods ended June 30, 2007 was 3.97% and 3.79%, respectively, as compared to 3.48% for the same periods in 2006. The return on interest earning assets increased 76 and 73 basis points in the three and six month periods ended June 30, 2007 due to the adjustment made to SFAS 91 loan fee income and a greater concentration of the loan portfolio being in higher-yielding leases. Interest free funds contributed 65 basis points and 62 basis points in the three and six month periods ended June 30, 2007, respectively, due to an increase in average demand deposits and average shareholders’ equity, compared to a 47 basis point and 45 basis point contribution in the same periods of 2006. The strong growth of loans and leases and demand deposits was offset by an increase in the Bank’s cost of interest-bearing liabilities, which increased to 3.67% and 3.66% in the three and six month periods ended June 30, 2007, respectively, from 3.24% and 3.07% in the same periods of 2006. The rise in interest rates on time deposits was the primary driver of the increase in the cost of funds.
     The provision for loan and lease losses for the three and six month periods ended June 30, 2007 increased to $345 thousand and $660 thousand, respectively, from $228 thousand and $510 thousand for the same periods in 2006. The increase was a result of continued commercial loan growth, particularly the Bank’s expanding direct financing lease portfolio, through Evans National Leasing, which tends to have a higher credit risk than consumer loans and commercial loans collateralized by real estate.
     Non-interest income was $0.3 million for the three month period ended June 30, 2007, which is down $2.2 million from $2.5 million in the same period of 2006. Non-interest income was $3.4 million for the six month period ended June 30, 2007, a decrease of $2.2 million from the same period of 2006. The decline in the respective periods in 2007 is due to the loss of $2.3 million realized on the sale of securities in June 2007. In addition, insurance fee revenue declined $0.1 million for the three and six-month periods ended June 30, 2007 compared to the same periods in 2006. These were somewhat offset by increases in deposit service charges of $71 thousand for the quarter and $44 thousand for the year-to-date period, bank-owned life insurance income of $49 thousand for the quarter and $84 thousand for the year-to-date period, and other income of $66 thousand for the quarter and $107 thousand for the year-to-date period. The increase in other income was largely due to fee income on the expanding lease portfolio along with increased ATM and interchange fee revenue.
     Non interest expense was $4.7 million for three month period ended June 30, 2007, an increase of $0.2 million or 5.1% from the same period in 2006. Non interest expense was $9.6 million for the six month period ended June 30, 2007, an increase of $0.7 million or 7.5% from the same period in 2005. Salary and employee benefit expense for the three and six month periods ended June 30, 2007 increased $0.2 million and $0.3 million, respectively, from the same periods in 2006, due to a new branch office opened in December 2006, management transition costs, and merit pay increases awarded in early 2007. Occupancy expenses also increased as a result of the new branch. Higher professional services expenses were the result of a market analysis for the Company’s distribution network by a consultant, executive search, and investor relations consulting. Other expenses were up for the six month period ended June 30, 2007 largely as a result of the loss related to a branch operational error in processing checks incurred in the first quarter.
     Income tax expense totaled $46 thousand for the six month period ended June 30, 2007 for an effective tax rate of 3.9%. There was an income tax benefit of $(435) thousand for the second quarter. The low effective tax rate for the year-to-date and the income tax benefit for the quarter were due to the loss on sale of securities of $2.3 million incurred in the second quarter. Excluding the loss on sale of securities, the effective tax rate on all other income for the three-month and six-month periods ended June 30, 2007 was 26.3% and 26.7%, respectively, compared to 23.9% and 27.8% in the prior year. Excluding the loss on sale of securities, the Company records an effective tax rate for the period that will be reflective of the projected annual tax rate based on expected supportable tax positions.
CAPITAL
     The Bank has consistently maintained regulatory capital ratios at, or above, federal “well capitalized” standards. Equity as a percentage of assets was 8.8% at June 30, 2007, up from 8.1% at March 31, 2007 and 8.3% at December 31, 2006. Book value per outstanding common share was $14.94 at June 30, 2007, compared to $14.71 at March 31, 2007, and $14.46 at December 31, 2006. Total stockholders’ equity was $41.1 million at June 30, 2007, up from $40.1 million at March 31, 2007 and $39.5 million at December 31, 2006. The increase is primarily attributable to total comprehensive income of $2.2 million in the six month period ended June 30, 2007, offset by $0.9 million in dividends in the six month period ended June 30, 2006. The $2.3 million realized loss ($1.4 million after taxes) on the sale of securities in June 2007 did not change shareholders’ equity in total as the loss was reclassified from accumulated other comprehensive loss to retained earnings.

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
     Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At June 30, 2007, approximately 44.6% of the Bank’s securities had contractual maturity dates of one year or less and approximately 66.7% had maturity dates of five years or less. The increased concentration in short-term securities is intended to be temporary as part of the Bank’s de-leverage strategy. In June 2007, the Bank sold $45 million in investment securities with an average maturity of 3.0 years. The Bank intends to allow a corresponding amount of municipal deposits to mature and not be replaced to complete the de-leverage. Until the municipal deposits roll off, the Bank is required to hold collateral to pledge against those municipal deposits. The Bank purchased short-term securities to pledge against those deposits resulting in the increased concentration in short-maturity securities. The Company believes that the Bank maintains a sufficient level of U.S. government and government agency securities and New York State municipal bonds that can be pledged as collateral for municipal deposits. Available assets of $119.7 million, less public and purchased funds of $169.5 million, resulted in a long-term liquidity ratio of 71% at June 30, 2007, versus 75% at March 31, 2007 and 80% at December 31, 2006.
     The Company’s liquidity needs can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market.
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
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

	Calculated (decrease) increase
	in projected annual net interest income
	(in thousands)
	June 30, 2007	December 31, 2006
Changes in interest rates

+200 basis points	(668)	(853)
+100 basis points	(333)	(424)

-100 basis points	321	379
-200 basis points	470	551
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
ITEM 4 — CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2007 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
On April 13, 2007, the Company issued 7,983 shares of its common stock to Apcot NY, Inc. in connection with the earn-out components of Evans National Leasing’s acquisition of M&C Leasing Co, Inc., pursuant to the terms of the asset purchase agreement made as of December 31, 2004, filed as Exhibit 10.22 to the Company’s Form 10-K for the fiscal year ended December 31, 2004. The shares had an aggregate value of $164,670 at the time of issuance, and were issued in reliance upon exemption from registration under Regulation D of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
The following table includes all Company repurchases of its common stock, $0.50 par value, made on a monthly basis during the period covered by this Report, including those made pursuant to publicly announced plans or programs.

			Total number of
			shares purchased as	Maximum number of
	Total number	Average price	part of publicly	shares that may yet be
	of shares	paid	announced plans or	purchased under the
Period	purchased	per share	programs	plans or programs
April 2007 (April 1, 2007 through	400	$20.09	400	41,215
April 30, 2007)
May 2007 (May 1, 2007	5,400	$20.14	5,400	35,815
through May 31, 2007)
June 2007 (June 1, 2007	—	—	—	35,815
through June 30, 2007)

Total	5,800	$20.14	5,800

All of the foregoing shares were purchased in open market transactions. On August 18, 2005, the Company announced that its Board of Directors authorized a common stock repurchase program, pursuant to which the Company may repurchase of up to 75,000 shares of the Company’s common stock over the next two years, unless the program is terminated earlier. The Company did not make any repurchases during the quarter ended June 30, 2007 other than pursuant to this publicly announced program, and there were no other publicly announced plans or programs outstanding during the quarter ended June 30, 2007.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS
The 2007 annual shareholders meeting of the registrant was held on April 26, 2007. At the meeting Phillip Brothman, Mary Catherine Militello, David M. Taylor, and Thomas H. Waring, Jr. were re-elected as directors for a term of three years, and David J. Nasca was elected a director for a term of three years. The following table reflects the tabulation of votes with respect to each director who was elected at the 2007 annual meeting.
Number of Votes

Director Nominees:	For:	Withheld:
Phillip Brothman	1,746,236	101,367
Mary Catherine Militello	1,739,219	108,384
David J. Nasca	1,740,097	107,506
David M. Taylor	1,776,243	71,360
Thomas H. Waring, Jr.	1,732,191	115,412
The following directors also continued their terms as directors of the Company following the 2007 annual shareholders meeting:
William F. Barrett
James E. Biddle, Jr.
LaVerne G. Hall
Kenneth C. Kirst
Robert G. Miller, Jr.
John R. O’Brien
James Tilley
Nancy W. Ware

ITEM 6 – EXHIBITS

Exhibit No.	Name	Page No.

10.1	Employment Agreement between Evans National Bank and Gary A. Kajtoch (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 23, 2007)

10.2	Restricted Stock Agreement between Evans Bancorp, Inc. and David J. Nasca (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 23, 2007)

10.3	First amendment to the Evans National Bank Executive Life Insurance Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 2, 2007)

10.4	Letter Agreement regarding Insurance Coverage for James Tilley filed herewith	32

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	33

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	34

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	35

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	36

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                     Evans Bancorp, Inc.

DATE
August 14, 2007	/s/David J. Nasca
David J. Nasca
President and CEO
(On Behalf of the Registrant and
as Principal Executive Officer)

DATE
August 14, 2007	/s/Gary A. Kajtoch
Gary A. Kajtoch
Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Name	Page No.

10.1	Employment Agreement between Evans National Bank and Gary A. Kajtoch (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 23, 2007)

10.2	Restricted Stock Agreement between Evans Bancorp, Inc. and David J. Nasca (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 23, 2007)

10.3	First amendment to the Evans National Bank Executive Life Insurance Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 2, 2007)

10.4	Letter Agreement regarding Insurance Coverage for James Tilley filed herewith	32

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	33

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	34

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	35

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	36