Form 10-Q
period 2007-09-30
EVANS BANCORP INC
filed 2007-11-05
CIK 842518

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2007

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
Common Stock, $.50 par value 2,754,450 shares as of November 1, 2007

INDEX
EVANS BANCORP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$14,213	$11,710
Interest-bearing deposits at banks	561	882
Securities:
Available for sale, at fair value	93,147	133,519
Held to maturity, at amortized cost	2,350	4,211
Loans and leases, net of allowance for loan and lease losses of $3,841 in 2007 and $3,739 in 2006	303,778	285,367
Properties and equipment, net	8,404	8,743
Goodwill	10,006	10,003
Intangible assets	2,678	2,298
Bank-owned life insurance	10,608	10,140
Other assets	6,415	7,021

TOTAL ASSETS	$452,160	$473,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$77,642	$72,125
NOW	11,670	11,253
Regular savings	90,764	85,084
Muni-vest	25,952	31,240
Time	141,188	156,047

Total deposits	347,216	355,749

Securities sold under agreement to repurchase	6,088	8,954
Other short-term borrowings	12,900	24,753
Other liabilities	9,453	9,089
Junior subordinated debentures	11,330	11,330
Long-term borrowings	22,312	24,476
Dividend payable	1,016	—

Total liabilities	410,315	434,351

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value; 10,000,000 shares authorized; 2,753,321 and 2,745,338 shares issued, respectively, and 2,745,575 and 2,733,056 shares outstanding, respectively	1,377	1,373
Capital surplus	26,320	26,160
Retained earnings	14,814	14,196
Accumulated other comprehensive loss, net of tax	(517)	(1,917)
Less: Treasury stock, at cost (7,746 and 12,282 shares, respectively)	(149)	(269)

Total stockholders’ equity	41,845	39,543

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$452,160	$473,894

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(in thousands, except share and per share amounts)

	Three Months Ended
	September 30,
	2007	2006

INTEREST INCOME
Loans and leases	$6,036	$5,323
Interest bearing deposits at banks	156	5
Securities:
Taxable	501	1,030
Non-taxable	401	470

Total interest income	7,094	6,828
INTEREST EXPENSE
Deposits	2,395	2,408
Other borrowings	235	469
Junior subordinated debentures	226	223

Total interest expense	2,856	3,100
NET INTEREST INCOME	4,238	3,728
PROVISION FOR LOAN AND LEASE LOSSES	283	305

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	3,955	3,423

NON-INTEREST INCOME:
Bank charges	596	533
Insurance service and fees	1,683	1,460
Net gain on sales of securities	1	114
Premium on loans sold	2	2
Bank-owned life insurance	151	132
Other	448	405

Total non-interest income	2,881	2,646
NON-INTEREST EXPENSE:
Salaries and employee benefits	2,718	2,403
Occupancy	587	496
Supplies	76	48
Repairs and maintenance	163	140
Advertising and public relations	68	82
Professional services	240	207
Amortization of intangibles	170	141
Other insurance	93	79
Other	747	720

Total non-interest expense	4,862	4,316

INCOME BEFORE INCOME TAXES	1,974	1,753
INCOME TAXES	559	471

NET INCOME	$1,415	$1,282

Net income per common share-basic	$0.52	$0.47

Net income per common share-diluted	$0.52	$0.47

Cash dividends per common share	$0.37	$0.34

Weighted average number of common shares	2,746,651	2,724,940

Weighted average number of diluted shares	2,746,956	2,727,307

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(in thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2007	2006

INTEREST INCOME
Loans and leases	$17,730	$14,890
Interest bearing deposits at banks	253	35
Securities:
Taxable	2,374	3,209
Non-taxable	1,279	1,427

Total interest income	21,636	19,561
INTEREST EXPENSE
Deposits	7,768	6,429
Other borrowings	898	1,509
Junior subordinated debentures	667	621

Total interest expense	9,333	8,559
NET INTEREST INCOME	12,303	11,002
PROVISION FOR LOAN AND LEASE LOSSES	943	815

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	11,360	10,187

NON-INTEREST INCOME:
Bank charges	1,615	1,508
Insurance service and fees	5,235	5,147
Net (loss) gain on sales of securities	(2,302)	114
Premium on loans sold	7	6
Bank-owned life insurance	468	365
Other	1,291	1,141

Total non-interest income	6,314	8,281
NON-INTEREST EXPENSE:
Salaries and employee benefits	8,007	7,344
Occupancy	1,715	1,529
Supplies	227	216
Repairs and maintenance	442	411
Advertising and public relations	288	343
Professional services	765	602
Amortization of intangibles	456	406
Other insurance	273	256
Other	2,333	2,179

Total non-interest expense	14,506	13,286
INCOME BEFORE INCOME TAXES	3,168	5,182

INCOME TAXES	605	1,423
NET INCOME	$2,563	$3,759

Net income per common share-basic	$0.94	$1.38

Net income per common share-diluted	$0.94	$1.38

Cash dividends per common share	$0.71	$0.68

Weighted average number of common shares	2,740,406	2,724,207

Weighted average number of diluted shares	2,741,111	2,726,486

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2006	$1,373	$26,155	$11,087	$(1,387)	$(352)	$36,876
Impact of adopting SAB 108, net of tax $12			43			43
Comprehensive income:
Net Income			3,759			3,759
Unrealized gain on available for sale securities, net of reclassification of gain of $(114) and tax effect of $(41)				64		64

Total comprehensive income						3,866

Cash dividends ($0.68 per common share)			(1,855)			(1,855)
Stock options expense		86				86
Reissued 9,642 shares treasury stock under dividend reinvestment plan		(33)			219	186
Reissued 5,773 shares treasury stock under employee stock purchase plan		(29)			129	100
Purchased 22,750 shares for treasury					(489)	(489)

Balance, September 30, 2006	$1,373	$26,179	$13,034	$(1,323)	$(493)	$38,770

Balance, January 1, 2007	$1,373	$26,160	$14,196	$(1,917)	$(269)	$39,543
Comprehensive income:
Net Income			2,563			2,563
Unrealized loss on available for sale securities, net of reclassification of loss of $1,413 (after tax) and tax effect of ($868)				1,361		1,361
Amortization of prior service cost and net loss, net of tax effect ($26)				39		39

Total comprehensive income						3,963
Cash dividends ($0.71 per common share)			(1,945)			(1,945)
Stock options expense		93				93
Reissued 8,747 shares treasury stock under dividend reinvestment plan		(21)			195	174
Reissued 2,500 shares of restricted stock		(53)			53	—
Issued 7,983 shares for earn out agreement	4	161				165
Reissued 4,689 shares treasury stock under employment stock purchase plan		(20)			101	81
Purchased 11,400 shares for treasury					(229)	(229)

Balance, September 30, 2007	$1,377	$26,320	$14,814	$(517)	$(149)	$41,845

See Notes to Unaudited Consolidated Financial Statements

PART I-FINANCIAL INFORMATION
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES:
Interest received	$20,721	$19,721
Fees received	7,799	8,054
Interest paid	(9,419)	(8,363)
Cash paid to employees and suppliers	(12,522)	(12,073)
Income taxes paid	(964)	(1,650)
Proceeds from sale of loans held for resale	1,460	1,599
Originations of loans held for resale	(1,812)	(1,593)

Net cash provided by operating activities	5,263	5,695

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(170,341)	(331)
Proceeds from sales	45,655	2,086
Proceeds from maturities	165,975	17,312
Held to maturity securities:
Purchases	(255)	(2,104)
Proceeds from maturities	2,116	2,048
Additions to properties and equipment	(283)	(588)
Increase in loans, net of repayments	(19,414)	(19,400)
Acquisitions	(425)	(187)
Cash paid on earn-out agreements	(202)	(57)

Net cash provided by (used in) investing activities	22,826	(1,221)

FINANCING ACTIVITIES:
Proceeds from borrowings	412	2,917
Repayments of short-term borrowings	(14,719)	(28,928)
Repayments of long-term borrowings	(2,165)	(2,659)
Increase in deposits	(8,533)	22,359
Dividends paid	(928)	(1,855)
Purchase of treasury stock	(229)	(489)
Re-issuance of treasury stock	255	286

Net cash used in financing activities	(25,907)	(8,369)

Net increase (decrease) in cash and equivalents	2,182	(3,895)

CASH AND CASH EQUIVALENTS:
Beginning of period	12,592	15,635

End of period	$14,774	$11,740

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income	$2,563	$3,759

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,280	1,359
Deferred tax expense(benefit)	42	(102)
Provision for loan and lease losses	943	815
Net loss (gain) on sales of assets	2,308	(114)
Premiums on loans sold	(7)	(6)
Stock options expense	93	86
Proceeds from sale of loans held for resale	1,460	1,599
Originations of loans held for resale	(1,812)	(1,593)
Changes in assets and liabilities affecting cash flow:
Other assets	(2,112)	(1,292)
Other liabilities	505	1,184

NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,263	$5,695

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of shares for earn out agreement	$165	$0

Note payable on acquisition	$425	$0
See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

The results of operations for the three and nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

2.	SECURITIES

Securities which the Company has the positive ability and intent to hold to maturity are stated at amortized cost. Securities which the Company has identified as available-for-sale are stated at fair value with unrealized gains and losses excluded from earnings and reported net of deferred income taxes, in accumulated other comprehensive loss, a component of stockholders’ equity. Available-for-sale securities are net of unrealized gain of $0.3 million as of September 30, 2007, and a loss of $1.9 million as of December 31, 2006, respectively. As of September 30, 2007 the securities portfolio did not contain any other than temporary declines in fair value.

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

The following table sets forth information regarding the allowance for loan and lease losses for the nine month periods ended September 30, 2007 and 2006.
Allowance for loan and lease losses

	Nine months ended	September 30,
	2007	2006
	(in thousands)

Beginning balance, January 1	$3,739	$3,211
Charge-offs:
Commercial	(153)	(205)
Real estate	(5)	—
Installment loans	(6)	(42)
Overdrafts	(40)	(28)
Direct financing leases	(739)	(250)

Total charge-offs	(943)	(525)
Recoveries:
Commercial	15	48
Real estate	—	—
Installment loans	16	61
Overdrafts	15	15
Direct financing leases	56	55

Total recoveries	102	179

Net charge-offs	(841)	(346)
Provision for loan and lease losses	943	815

Ending balance, September 30	$3,841	$3,680

Ratio of net charge-offs to average total loans and leases outstanding (annualized)	0.38%	0.17%

4.	PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. The Company’s potential dilutive securities included 305 and 705 dilutive shares for the three and nine month periods ended September 30, 2007. There were 2,367 and 2,279 dilutive shares for the three and nine month periods ended September 30, 2006. On August 21, 2007, the Company declared a cash dividend of $0.37 per share payable on October 2, 2007 to shareholders of record as of September 11, 2007.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. As of the three and nine month periods ended September 30, 2007, there were approximately 92 thousand and 74 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive. As of the three and nine month periods ended September 30, 2006, there were approximately 55 thousand shares that are not included in calculating diluted earnings per share because their effect was anti-dilutive.

5.	TREASURY STOCK

During the quarter ended September 30, 2007 the Company repurchased 2,100 shares of common stock at an average cost of $19.12 per share, pursuant to the Company’s publicly announced common stock repurchase program.

6.	SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2007 and 2006.
Three Months Ended
September 30, 2007
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total

Net interest income (expense)	$4,353	($115)	$4,238
Provision for loan and lease losses	283	—	283

Net interest income (expense) after provision for loan and lease losses	4,070	(115)	3,955
Non-interest income	1,198	—	1,198
Insurance service and fees	—	1,683	1,683
Non-interest expense	3,665	1,197	4,862

Income before income taxes	1,603	371	1,974
Income tax provision	411	148	559

Net income	$1,192	$223	$1,415

Nine Months Ended
September 30, 2007
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$12,641	($338)	$12,303
Provision for loan and lease losses	943	—	943

Net interest income (expense) after provision for loan and lease losses	11,698	(338)	11,360
Non-interest income	1,079	—	1,079
Insurance service and fees	—	5,235	5,235
Non-interest expense	11,025	3,481	14,506

Income before income taxes	1,752	1,416	3,168
Income tax provision	39	566	605

Net income	$1,713	$850	$2,563

Three Months Ended
September 30, 2006
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$3,846	($118)	$3,728
Provision for loan and lease losses	305	—	305

Net interest income (expense) after provision for loan and lease losses	3,541	(118)	3,423
Non-interest income	1,186	—	1,186
Insurance service and fees	—	1,460	1,460
Non-interest expense	3,242	1,074	4,316

Income before income taxes	1,485	268	1,753
Income tax provision	363	108	471

Net income	$1,122	$160	$1,282

Nine Months Ended
September 30, 2006
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$11,352	($350)	$11,002
Provision for loan and lease losses	815	—	815

Net interest income (expense) after provision for loan and lease losses	10,537	(350)	10,187
Non-interest income	3,134	—	3,134
Insurance service and fees	—	5,147	5,147
Non-interest expense	9,893	3,393	13,286

Income before income taxes	3,778	1,404	5,182
Income tax provision	861	562	1,423

Net income	$2,917	$842	$3,759

7.	CONTINGENT LIABILITIES AND COMMITMENTS
The unaudited consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities consist of commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at September 30, 2007 and 2006 is as follows:

	2007	2006
	(in thousands)

Commitments to extend credit	$65,503	$60,343

Standby letters of credit	2,027	2,134

Total	$67,530	$62,477

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
The Company is subject to possible litigation proceedings in the normal course of business. As of September 30, 2007, there were no claims pending against the Company that management considered to be material.

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
The following table represents net periodic benefit costs recognized:

	Three months ended September 30,
	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2007	2006	2007	2006
Service cost	$91	$79	$15	$29
Interest cost	61	49	40	38
Expected return on plan assets	(62)	(58)	—	—
Amortization of prior service cost	(4)	(4)	14	14
Amortization of the net loss	7	6	4	4

Net periodic benefit cost	$93	$72	$73	$85

	Nine months ended September 30,
	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2007	2006	2007	2006
Service cost	$274	$237	$44	$87
Interest cost	181	147	120	114
Expected return on plan assets	(185)	(174)	—	—
Amortization of prior service cost	(12)	(12)	42	42
Amortization of the net loss	22	18	13	12

Net periodic benefit cost	$280	$216	$219	$255

10.	INCOME TAXES
Income tax expense totaled $559 thousand and $605 thousand for the three and nine month periods ended September 30, 2007, respectively. The effective tax rate for the respective periods were 28.3% and 19.1%. The low effective tax rate for the year-to-date is due to the loss on sale of securities of $2.3 million incurred in the second quarter. Excluding the loss on sale of securities, the effective tax rate on all other income for the nine month period ended September 30, 2007 was 27.4%, compared to 27.5% in the prior year. Excluding the loss on sale of securities, the Company records an effective tax rate for the period that will be reflective of the projected annual tax rate based on expected supportable tax positions.
11.	ACQUISITIONS
On July 25, 2007, ENBI completed its acquisition of substantially all of the business, assets, and property of L.R. Frank & Associates (“L.R. Frank”), an insurance agency located in Williamsville, NY, subject to certain of its liabilities. The purchase price of $850,000 included $425,000 in cash and $425,000 of notes payable. The assets acquired included certain fixed assets and intangible assets.
12.	RECENT ACCOUNTING PRONOUNCEMENTS
Accounting for Uncertainty in Income Taxes — In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” to set out a consistent framework for tax preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50 percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company adopted FIN 48 as of January 1, 2007. There were no unrecognized tax benefits or penalties at the date of adoption.
The Internal Revenue Service (IRS) commenced examinations of the Company’s U.S. Federal income tax returns for 2003, 2004, and 2005 in the first quarter of 2007. The examination related to these returns was completed during the third quarter. There were no proposed adjustments that had a material impact on the Company’s financial position or results of operations. All interest on adjustments has been expensed as income tax expense.

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
ANALYSIS OF FINANCIAL CONDITION
Loan and Lease Activity
          Total gross loans and leases grew to $307.6 million at September 30, 2007, reflecting a $5.3 million or 1.8% increase from June 30, 2007 and an $18.5 million or 6.4% increase from December 31, 2006. Gross loans and leases are net of $9.2 million, $8.5 million and $7.8 million unearned income on direct financing leases as of September 30, 2007, June 30, 2007 and December 31, 2006, respectively. Commercial loans and leases totaled $215.3 million at September 30, 2007, reflecting a $1.8 million or 0.8% increase from June 30, 2007, and a $13.6 million or 6.8% increase from December 31, 2006. Growth in direct financing leases of $4.5 million or 12.0% was largely responsible for the increase from June 30, 2007 to September 30, 2007. Direct finance leases are sold through a national channel of brokers with whom the Company has had long standing relations and finance small commercial equipment. Direct leases carry a higher risk than the rest of the loan portfolio, but also provide a higher return. We employ strict underwriting standards in selecting credits for this portion of the portfolio. Our loan composition strategy is to maintain the direct lease portfolio at an optimum percentage of the loan portfolio that weights the risk involved in this type of credit. The growth in leases was somewhat offset by the decreases in commercial installment loans of $2.9 million or 14.4%, and commercial lines of credit of $0.8 million or 5.9%, from June 30, 2007 to September 30, 2007. Growth in direct financing leases of $9.9 million, or 31.1%, commercial mortgages of $2.3 million, or 1.7%, and commercial lines of credit of $1.2 million, or 9.9%, were responsible for the increase from December 31, 2006 to September 30, 2007.
          Consumer loans totaled $91.5 million at September 30, 2007, reflecting a $3.5 million, or 4.0%, increase from June 30, 2007, and a $4.7 million, or 5.4%, increase from December 31, 2006. Real estate loans accounted for most of the increase as those loans increased $4.4 million, or 8.7%, from June 30, 2007 to September 30, 2007 and $5.9 million, or 12.0%, from December 31, 2006 to September 30, 2007. The Bank continues to sell certain fixed rate residential mortgages originated below a designated interest level to the Federal National Mortgage Association (“FNMA”), while maintaining the servicing rights for those mortgages. During the three month period ended September 30, 2007, the Bank sold mortgages to FNMA totaling $0.3 million, as compared to $0.9 million during the three month period ended September 30, 2006. During the nine month period ended September 30, 2007, the

Bank sold mortgages to FNMA totaling $1.5 million, as compared to $1.6 million during the nine month period ended September 30, 2006. At September 30, 2007, the Bank had a loan servicing portfolio principal balance of $28.0 million upon which it earns servicing fees, as compared to $28.4 million at June 30, 2007, and $28.7 million at December 31, 2006.
Loan and Lease Portfolio Composition
          The following table presents selected information on the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated.

	September 30, 2007	Percentage	December 31, 2006	Percentage
	(in thousands)		(in thousands)
Commercial Loans and Leases
Real Estate	$142,695	46.4%	$140,376	48.6%
Installment	17,473	5.7%	17,263	6.0%
Direct Financing Leases	41,619	13.5%	31,742	11.0%
Lines of Credit	13,490	4.4%	12,279	4.2%
Cash Reserve	52	0.0%	39	0.0%

Total Commercial Loans and Leases	215,329	70.0%	201,699	69.8%

Consumer Loans
Real Estate	54,743	17.8%	48,877	16.9%
Home Equity	34,380	11.2%	34,453	11.9%
Installment	1,950	0.6%	2,621	0.9%
Overdrafts	245	0.1%	163	0.1%
Credit Card	—	0.0%	298	0.1%
Other	133	0.0%	341	0.1%

Total Consumer Loans	91,451	29.7%	86,753	30.0%
Net Deferred Costs & Unearned Discounts	839	0.3%	654	0.2%

Total Loans and Leases	307,619	100.0%	289,106	100.0%
Allowance for Loan and Lease Losses	(3,841)		(3,739)

Loans and Leases, net	$303,778		$285,367

          Net loan and lease charge-offs were $308 thousand in the three month period ended September 30, 2007 as compared to $229 thousand in the same period of 2006. Net charge-offs were $841 thousand for the nine month period ended September 30, 2007 as compared to $346 thousand in the same period of 2006. Non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled 0.23% of total loans and leases outstanding at September 30, 2007 as compared to 0.26% at June 30, 2007 and 0.23% at December 31, 2006. The allowance for loan and lease losses totaled $3.8 million or 1.25% of total loans and leases outstanding at September 30, 2007 as compared to $3.9 million or 1.28% of total loans and leases at June 30, 2007 and $3.7 million or 1.29% of total loans and leases outstanding at December 31, 2006.

     The adequacy of the Company’s allowance for loan and lease losses is reviewed quarterly by the Company’s management with consideration given to loan and lease concentrations, charge-off history, delinquent loan and lease percentages, and general economic conditions. Management believes the allowance for loan and lease losses is adequate for losses from existing loans and leases.
     The following table sets forth information regarding non-performing loans and leases as of the dates specified.

	September 30, 2007	December 31, 2006
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate
Residential 1-4 family	$—	$—
Commercial and multi-family	121	145
Construction	—	—
Second mortgages	—	—
Home equity lines of credit	—	—

Total mortgage loans on real estate	121	145

Direct financing leases	324	—

Commercial loans	256	443

Consumer installment loans
Personal	—	—
Credit cards	—	—
Other	—	—

Total consumer installment loans	580	443

Total non-accruing loans and leases	$701	$588

Accruing loans and leases 90+ days past due	3	74

Total non-performing loans and leases	704	662

Total non-performing loans and leases as a percentage of total assets	0.16%	0.15%
Total non-performing loans and leases as a percentage of total loans and leases	0.23%	0.23%
          For the three and nine month periods ended September 30, 2007, gross interest income that would have been reported on non-accruing loans and leases had they been current, was $39 thousand and $85 thousand, respectively. For the three and nine month periods ended September 30, 2006, gross interest income that would have been reported on non-accruing loans and leases had they been current, was $15 thousand and $69 thousand, respectively. There was $5 thousand and $23 thousand of interest income included in net income for the three and nine month periods ended September 30, 2007, and no interest income for the same periods in 2006 on non-accruing loans and leases.
Investing Activities
          Total securities declined to $95.5 million at September 30, 2007, reflecting a $22.3 million or 18.9% decrease from June 30, 2007, and a $42.2 million or 30.7% decrease from December 31, 2006. Securities and interest-bearing deposits at banks made up 24.0% of the Bank’s total average interest earning assets in the third quarter of 2007 compared to 34.7% in the third quarter of 2006. The decline in the securities portfolio is a result of the Company’s strategy to de-lever a portion of its balance sheet. The Company sold $45 million in securities in June 2007 to initiate the strategy. During the third quarter, the Company reduced funding levels by pricing down certain municipal accounts and allowing municipal time deposits to roll off. At the conclusion of the third quarter, nearly all of the targeted funding roll-off had been achieved.
          The Bank continues to have a large concentration in tax-advantaged municipal bonds, which make up 40.1% of the portfolio at September 30, 2007 compared with 30.9% at December 31, 2006; and U.S. government-sponsored agency bonds of various types, which comprise 43.2% of the portfolio at September 30, 2007 versus 22.5% at December 31, 2006. After the sale of securities in June 2007, mortgage-backed securities have declined as a percentage of the portfolio from 43.8% to 13.3%. As a member if both the Federal Reserve System and the Federal Home Loan Bank, the Bank is required to hold stock in those entities. These investments made up 3.4% of the portfolio at September 30, 2007 versus 2.8% of the portfolio at December 31, 2006. The credit quality of the securities portfolio is believed to be strong, with 97.5% of the securities portfolio carrying the equivalent of a Moody’s rating of AAA.
          The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. Management believes the average expected life of the securities portfolio is 2.4 years as of September 30, 2007 which is consistent with expected life of the portfolio as of June 30, 2007. Available-for-sale securities with a total fair value of $88.5 million at September 30, 2007 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
Funding Activities
          Total deposits at September 30, 2007 were $347.2 million, reflecting a $25.9 million or 6.9% decrease from June 30, 2007. Time deposits $100,000 and over decreased $11.4 million, or 15.8%, to $60.6 million mainly due to municipal deposits and run off of time deposits accumulated in promotions in prior periods. Additionally, muni-vest balances decreased $19.2 million or 42.5% from June 30, 2007. The Company has priced down certain muni-vest accounts and allowed certain municipal jumbo time deposits to roll off as part of its de-leverage strategy. Among core deposits, demand deposits increased $3.2 million, or 4.3%, from June 30, 2007. Regular savings also increased $3.0 million, or 3.4%, during the quarter.
          Total deposits decreased $8.5 million, or 2.4%, from December 31, 2006. The decrease in deposits from December 31, 2006 was primarily attributable to the de-leverage strategy. The strategy has resulted in a decrease in time deposits $100,000 and over of $19.6 million, or 24.4%, and in muni-vest deposits of $5.3 million, or 16.9%. Among core deposits, demand deposits increased $5.5 million, or 7.6%, and regular savings accounts increased $5.7 million, or 6.7%, from December 31, 2006.
          Short-term borrowings from other correspondent banks and the Federal Home Loan Bank of New York was $12.9 million at September 30, 2007, as compared to $5.8 million at June 30, 2007 and $24.8 million at December 31, 2006.

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

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$299,932	$6,036	8.05%	$272,492	$5,323	7.81%
Taxable securities	45,402	501	4.41%	100,440	1,030	4.10%
Tax-exempt securities	37,801	401	4.24%	43,570	470	4.31%
Interest bearing deposits at banks	11,302	156	5.52%	514	5	3.89%

Total interest-earning assets	394,437	7,094	7.19%	417,016	6,828	6.55%

Non interest-earning assets:

Cash and due from banks	11,893			12,584
Premises and equipment, net	8,551			8,172
Other assets	29,639			29,645

Total Assets	444,520			$467,417

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$10,377	$7	0.27%	$11,952	$6	0.20%
Regular savings	88,701	277	1.25%	89,868	272	1.21%
Muni-Vest savings	28,059	291	4.15%	34,293	385	4.49%
Time deposits	148,808	1,821	4.89%	152,207	1,745	4.59%
Other borrowed funds	24,835	222	3.58%	45,680	452	3.96%
Junior subordinated debentures	11,330	226	7.98%	11,330	223	7.87%
Securities sold U/A to repurchase	6,193	12	0.78%	8,564	17	0.79%

Total interest-bearing liabilities	318,303	$2,856	3.59%	353,894	$3,100	3.50%

Noninterest-bearing liabilities:
Demand deposits	74,973			66,430
Other	9,169			9,255

Total liabilities	402,445			$429,579

Stockholders’ equity	42,075			37,838

Total Liabilities and Equity	444,520			$467,417

Net interest earnings		$4,238			$3,728

Net yield on interest earning assets			4.30%			3.58%

Interest rate spread			3.60%			3.05%

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$293,804	$17,730	8.05%	$264,863	$14,890	7.50%
Taxable securities	75,073	2,374	4.22%	106,730	3,209	4.01%
Tax-exempt securities	39,476	1,279	4.32%	44,726	1,427	4.25%
Interest bearing deposits at banks	6,939	253	4.86%	958	35	4.87%

Total interest-earning assets	415,292	21,636	6.95%	417,277	19,561	6.25%

Non interest-earning assets:

Cash and due from banks	11,225			12,428
Premises and equipment, net	8,637			8,174
Other assets	29,625			28,892

Total Assets	$464,779			$466,771

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$11,141	$19	0.23%	$11,726	$16	0.18%
Regular savings	87,526	784	1.19%	88,951	679	1.02%
Muni-Vest savings	40,940	1,323	4.31%	37,181	1,173	4.21%
Time deposits	154,248	5,642	4.88%	148,160	4,561	4.10%
Other borrowed funds	29,745	856	3.84%	50,275	1,464	3.88%
Junior subordinated debentures	11,330	667	7.85%	11,330	621	7.31%
Securities sold U/A to repurchase	7,026	42	0.80%	7,670	45	0.78%

Total interest-bearing liabilities	341,956	$9,333	3.64%	355,293	$8,559	3.21%

Noninterest-bearing liabilities:
Demand deposits	72,424			66,130
Other	9,507			7,961

Total liabilities	$423,887			$429,384

Stockholders’ equity	40,892			37,387

Total Liabilities and Equity	$464,779			$466,771

Net interest earnings		$12,303			$11,002

Net yield on interest earning assets			3.95%			3.52%

Interest rate spread			3.31%			3.04%

Net Income
          The net income was $1.4 million or $0.52 per basic and diluted share for the three months ended September 30, 2007, as compared to net income of $1.3 million or $0.47 per basic and diluted share for the same period in 2006. The return on average assets was 1.27% and 1.10% for the three month periods ended September 30, 2007 and 2006, respectively. The return on average equity was 13.45% and 13.55% for the three month periods ended September 30, 2007 and 2006, respectively.
          Net operating income (as defined in the subsequent “Supplemental Reporting of Non-GAAP Results of Operations”) for the third quarter of 2007 was $1.4 million, up 16.7% from $1.2 million during last year’s third quarter, and diluted operating earnings per share increased $0.08, or 18.2%, to $0.52 per share. The increase in net operating income was driven by growth in net interest income and non-interest income, offset by an increase in non-interest expenses.
          Net income was $2.6 million or $0.94 per basic and diluted share for the nine months ended September 30, 2007, as compared to $3.8 million or $1.38 per basic and diluted share for the same period in 2006. The decrease is attributable to the loss on sale of securities in the second quarter. Net income represented a return on average assets of 0.74% and 1.07% for the nine month periods ended September 30, 2007 and 2006, respectively. The return on average equity was 8.36% and 13.41% for the nine month periods ended September 30, 2007 and 2006, respectively.
          For the nine months ended September 30, 2007, net operating income was $4.0 million, an increase of 7.8% from $3.7 million for the same period in 2006. Diluted net operating earnings per share were $1.46, an increase of 8.2% from $1.35 last year.
Supplemental Reporting of Non-GAAP Results of Operations
          In accordance with U.S. generally accepted accounting principles (“GAAP”), included in the computation of net income for the three and nine month periods ended September 30, 2007 and the three and nine months periods ended September 30, 2006 are gains and losses on the sale of securities. As a result of the Company’s restructuring of the balance sheet in the second quarter of 2007, management considers this item to be non-operating in nature and is therefore presenting supplemental reporting of its results on a “net operating” basis. This non-GAAP information is being disclosed because management believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company’s financial performance, its performance trends, and financial position. Specifically, the Company provides measures based on “net operating earnings,” which excludes transactions and other revenues and expenses that management does not believe are reflective of ongoing operations or are not expected to recur. While the Company’s management uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP measures which may be presented by other companies. A reconciliation of net income and diluted earnings per share with net operating income and diluted net operating earnings per share is provided in the following table.
Reconciliation of GAAP Net Income to Net Operating Income

	Three months ended			Nine months ended
	September 30			September 30
	2007	2006	Inc	2007	2006	Inc
(in thousands, except per share)
GAAP Net Income	$1,415	$1,282		$2,563	$3,759
(Gain) loss on sale of securities*	(1)	(70)		1,413	(70)

Net operating income	$1,414	$1,212	16.7%	$3,976	$3,689	7.8%

GAAP diluted earnings per share	$0.52	$0.47		$0.94	$1.38
(Gain) loss on sale of securities*	—	(0.03)		0.52	(0.03)
Diluted net operating earnings per share	$0.52	$0.44	18.2%	$1.46	$1.35	8.2%

*	after any tax-related effect
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
Other Operating Results
          Net interest income for the three and nine month periods ended September 30, 2007 was $4.2 million and $12.3 million, respectively, an increase of $0.5 million and $1.3 million over the same periods in 2006. This is primarily a result of growth in the Bank’s commercial loan portfolio, particularly its leasing portfolio, and demand deposits. There has also been a benefit to net interest income from the de-leverage of low-earning investment securities and high-cost borrowings.
          The net interest margin for the three and nine month periods ended September 30, 2007 was 4.30% and 3.95%, respectively, as compared to 3.58% and 3.52% for the same periods in 2006. The return on interest earning assets increased 72 and 43 basis points in the three and nine month periods ended September 30, 2007 due to the reduction in lower-yielding investment securities and a greater concentration of the loan portfolio being in higher-yielding direct financing leases. Interest free funds contributed 70 basis points and 64 basis points in the three and nine month periods ended September 30, 2007, respectively, due to an increase in average demand deposits and average stockholders’ equity, compared to a 53 basis point and 48 basis point contribution in the same periods of 2006. The strong growth of leases and demand deposits was offset by an increase in the Bank’s cost of interest-bearing liabilities, which increased to 3.59% and 3.64% in the three and nine month periods ended September 30, 2007, respectively, from 3.50% and 3.21% in the same periods of 2006. The rise in interest rates on time deposits was the primary driver of the increase in the cost of funds.
          The provision for loan and lease losses for the three month period ended September 30, 2007 decreased to $283 thousand from $305 thousand in 2006, due to an upgrade in multiple criticized loans. The provision for loan and lease losses increased for the nine month period from $815 thousand in 2006 to $943 thousand in 2007. The increase was a result of continued commercial loan growth, particularly the Bank’s expanding direct financing lease portfolio through Evans National Leasing, which tends to have a higher credit risk than consumer loans and commercial loans collateralized by real estate.
          Non-interest income was $2.9 million for the three month period ended September 30, 2007. This is an increase of $0.2 million from $2.7 million in the same period of 2006. Insurance fee revenue increased $0.2 million for the three month period ended September 30, 2007 compared to the same period in 2006. There were also increases in deposit service charges of $63 thousand for the quarter and bank-owned life insurance income of $19 thousand.
          Non-interest income was $6.3 million for the nine month period ended September 30, 2007, a decrease of $2.1 million from the same period of 2006. The decline is due to the loss of $2.3 million realized on the sale of securities in June 2007. Insurance fee revenue increased $0.1 million for the nine-month period ended September 30, 2007 compared to the same period in 2006. There were also increases in deposit service charges of $107 thousand for the year-to-date period and bank-owned life insurance income of $103 thousand.
          Non interest expense was $4.9 million for three month period ended September 30, 2007, an increase of $0.6 million, or 12.7%, from the same period in 2006. Non interest expense was $14.5 million for the nine month period ended September 30, 2007, an increase of $1.2 million, or 9.2%, from the same period in 2006. Salary and employee benefit expense for the three and nine month periods ended September 30, 2007 increased $0.3 million and $0.7 million, respectively, from the same periods in 2006, due to a new branch office opened in December 2006, management transition costs, and merit pay increases awarded in early 2007. Occupancy expenses also increased as a result of the new branch. Higher professional services expenses were the result of a market analysis for the Company’s distribution network by a consultant, executive search, investor relations consulting, and increased legal and accounting costs. Other expenses increased for the nine month period ended September 30, 2007 largely as a result of the loss related to a branch operational error in processing checks incurred in the first quarter.
Income tax expense totaled $559 thousand and $605 thousand for the three and nine month periods ended September 30, 2007, respectively. The effective tax rate for the respective periods were 28.3% and 19.1%. The low effective tax rate for the year-to-date is due to the loss on sale of securities of $2.3 million incurred in the second quarter. Excluding the loss on sale of securities, the effective tax rate on all other income for the nine month period ended September 30, 2007 was 27.4%, compared to 27.5% in the prior year. Excluding the loss on sale of securities, the Company records an effective tax rate for the period that will be reflective of the projected annual tax rate based on expected supportable tax positions.
CAPITAL
          The Bank has consistently maintained regulatory capital ratios at, or above, federal “well capitalized” standards. Equity as a percentage of assets was 9.3% at September 30, 2007, up from 8.8% at June 30, 2007, and 8.3% at December 31, 2006. Book value per outstanding common share was $15.24 at September 30, 2007, compared to $14.94 at June 30, 2007 and $14.46 at December 31, 2006. Total stockholders’ equity was $41.8 million at September 30, 2007, up from $41.1 million at June 30, 2007 and $39.5 million at December 31, 2006. The increase is primarily attributable to total comprehensive income of $4.0 million in the nine month period ended September 30, 2007, offset by $1.9 million in dividends in the nine month period ended September 30, 2006. The $2.3 million realized loss ($1.4 million after taxes) on the sale of securities in June 2007 did not change stockholders’ equity in total as the loss was already included in accumulated other comprehensive loss, a component of stockholders’ equity.
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
          Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At September 30, 2007, approximately 35.7% of the Bank’s securities had contractual maturity dates of one year or less and approximately 58.8% had maturity dates of five years or less. The increased concentration in short-term securities is intended to be temporary as part of the Bank’s de-leverage strategy. In June 2007, the Bank sold $45 million in investment securities with an average maturity of 3.0 years. The Bank has priced down certain municipal deposits while beginning to allow certain other municipal deposits to mature and not be replaced to complete the de-leverage. Until the municipal deposits roll off, the Bank is required to hold collateral to pledge against those municipal deposits. The Bank has purchased short-term securities to pledge against those deposits resulting in the increased concentration in short-maturity securities. The Company believes that the Bank maintains a sufficient level of U.S. government and government agency securities and New York State municipal bonds that can be pledged as collateral for municipal deposits. Available assets of $97.7 million, divided by public and purchased funds of $155.7 million, resulted in a long-term liquidity ratio of 63% at September 30, 2007, compared to 71% at June 30, 2007 and 80% at December 31, 2006.
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
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

	Calculated (decrease) increase
	in projected annual net interest income
	(in thousands)

	September 30, 2007	December 31, 2006
Changes in interest rates

+200 basis points	(493)	(853)
+100 basis points	(244)	(424)

-100 basis points	191	379
-200 basis points	210	551
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

ITEM 4 — CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2007 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table includes all Company repurchases of its common stock, $0.50 par value, made on a monthly basis during the period covered by this Report, including those made pursuant to publicly announced plans or programs.

			Total number of
			shares purchased as	Maximum number of
	Total number	Average price	part of publicly	shares that may yet be
	of shares	paid	announced plans or	purchased under the
Period	purchased	per share	programs	plans or programs
Previous Program
July 2007 (July 1, 2007 through July 31, 2007)	—	—	—	35,815
August 2007 (August 1, 2007 through August 18, 2007)	2,100	$19.12	2,100	33,715
Current Program
August 2007 (August 21, 2007 through August 31, 2007)	—	—	—	100,000
September 2007 (September 1, 2007 through September 30, 2007)	—	—	—	100,000

Total	2,100	$19.12	2,100

All of the foregoing shares were purchased in open market transactions. On August 18, 2005, the Company announced that its Board of Directors authorized a common stock repurchase program, pursuant to which the Company may repurchase of up to 75,000 shares of the Company’s common stock over the next two years, unless the program is terminated earlier. On August 21, 2007 the Board of Directors authorized the Company to repurchase up to 100,000 shares over the next two years, unless the program is terminated earlier. This program supersedes the Company’s previous repurchase program authorized on August 18, 2005. The Company did not make any repurchases during the quarter ended September 30, 2007 other than pursuant to this publicly announced program.

ITEM 6 — EXHIBITS

Exhibit No.	Name	Page No.

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	30

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	31

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	33

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.
DATE November 5, 2007	/s/ David J. Nasca
David J. Nasca
President and CEO (Principal Executive Officer)

DATE November 5, 2007	/s/ Gary A. Kajtoch
Gary A. Kajtoch
Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Name	Page No.

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	30

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	31

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	33