Form 10-K
period 2007-12-31
EVANS BANCORP INC
filed 2008-03-21
CIK 842518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended: December 31, 2007

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
None

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $44.6 million, based upon the closing sale price of a share of the registrant’s common stock on The NASDAQ Global Market.
As of March 10, 2008, 2,748,924 shares of the registrant’s common stock were outstanding.

Exhibit Index on Page 85

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2008 Annual Meeting of Shareholders, to be held on April 24, 2008, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
Item 1. BUSINESS
EVANS BANCORP, INC.
Evans Bancorp, Inc. (the “Company”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The principal offices of the Company are located at 14-16 North Main Street, Angola, New York 14006 and its telephone number is (716) 926-2000. The Company was incorporated on October 28, 1988, but the continuity of its banking business is traced to the organization of the Evans National Bank of Angola on January 20, 1920. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this Report as the “Company.” The Company’s common stock is traded on the NASDAQ Global Market system under the symbol “EVBN.”
At December 31, 2007, the Company had consolidated total assets of $442.7 million, deposits of $325.8 million and stockholders’ equity of $43.3 million.
The Company’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Company has two direct wholly-owned subsidiaries: Evans National Bank (“Evans National Bank” or the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York, and Evans National Financial Services, Inc. (“ENFS”), which owns 100% of the common stock of ENB Insurance Agency, Inc. (“ENBI”), which sells various premium-based insurance policies on a commission basis. At December 31, 2007, the Bank represented 97.2% and ENFS represented 2.8% of the consolidated assets of the Company. Further discussion of our segments is included in Note 17 to the Company’s Consolidated Financial Statements under Item 8 of this Report on Form 10-K.
Evans National Bank
The Bank is a nationally chartered bank that has its headquarters and full-service banking office at 14 North Main Street, Angola, New York, and a total of eleven full-service banking offices in Erie County and Chautauqua County, New York.

At December 31, 2007, the Bank had total assets of $430.2 million, security investments of $72.4 million, net loans of $319.6 million, deposits of $325.8 million and stockholders’ equity of $35.8 million compared to total assets of $461.5 million, security investments of $137.7 million, net loans of $285.4 million, deposits of $355.7 million and stockholders’ equity of $32.9 million at December 31, 2006. The Bank’s principal source of funding is deposits, which it reinvests in the community in the form of loans and investments. The Bank offers deposit products, which include checking and NOW accounts, passbook and statement savings, and certificates of deposit. The Bank’s deposits are insured up to the maximum permitted by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.
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
ENB Insurance Agency, Inc. (“ENB Insurance Agency” or “ENBI”). ENBI, a wholly-owned subsidiary of ENFS, is an insurance agency which sells various premium-based insurance policies on a commission basis, including business and personal insurance, surety bonds, risk management, life, disability and long-term care coverage. ENBI has offices located in Erie, Niagara, Chautauqua, and Cattaraugus Counties in New York.
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
MARKET AREA
The Company’s primary market area is Erie County, Niagara County, northern Chautauqua County and northwestern Cattaraugus County, New York. This primary market area is the area where the Bank principally receives deposits and makes loans and ENBI sells insurance. Even though ENL conducts business outside of this defined market area, this activity is not deemed to expand the Company’s primary market.

AVERAGE BALANCE SHEET INFORMATION
The table presents the significant categories of the assets and liabilities of the Bank, interest income and interest expense, and the corresponding yields earned and rates paid in 2007, 2006 and 2005. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest. Securities are stated at fair value. Interest and yield are not presented on a tax-equivalent basis.

	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases, net	$297,905	$23,918	8.03%	$268,538	$20,405	7.60%	$236,754	$16,234	6.86%
Taxable securities	68,453	2,919	4.26%	104,368	4,209	4.03%	124,774	4,663	3.74%
Tax-exempt securities	38,923	1,683	4.32%	44,044	1,881	4.27%	45,751	1,933	4.23%
Time deposits–other banks	—	—	—%	—	—	—%	215	3	1.40%
Federal funds sold	6,448	317	4.92%	1,097	49	4.47%	4,462	113	2.53%

Total interest-earning assets	411,729	28,837	7.00%	418,047	26,544	6.35%	411,956	22,946	5.57%

Non interest-earning assets:
Cash and due from banks	11,454			12,066			11,183
Premises and equipment, net	8,568			8,194			8,215
Other assets	29,566			29,022			26,160

Total Assets	$461,317			$467,329			$457,514

Liabilities & Stockholders’ Equity
Interest-bearing liabilities:
NOW	$11,014	33	0.30%	$11,767	22	0.19%	$11,976	22	0.18%
Regular savings deposits	88,685	1,061	1.20%	88,522	926	1.05%	94,841	804	0.85%
Muni-vest savings	39,840	1,696	4.26%	36,301	1,550	4.27%	51,300	1,454	2.83%
Time deposits	149,578	7,264	4.86%	151,530	6,481	4.28%	126,945	3,961	3.12%
Other borrowed funds	29,655	1,164	3.93%	46,304	1,800	3.89%	49,939	1,616	3.23%
Junior subordinated debentures	11,330	891	7.86%	11,330	850	7.50%	11,330	662	5.84%
Securities sold under agreement to repurchase	6,694	53	0.79%	8,493	68	0.80%	6,467	50	0.77%

Total interest-bearing liabilities	336,796	12,162	3.61%	354,247	11,697	3.30%	352,798	8,569	2.43%

Non interest-bearing liabilities:
Demand deposits	73,577			67,046			62,186
Other	9,609			8,153			6,419

Total liabilities	419,982			429,446			421,403

Stockholders’ equity	41,335			37,883			36,111

Total Liabilities & Equity	$461,317			$467,329			$457,514

Net interest earnings		$16,675			$14,847			$14,377

Net yield on interest earning assets			4.05%			3.55%			3.49%

Interest rate spread			3.39%			3.05%			3.14%
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
Income from securities held in the Bank’s investment portfolio represented approximately 16.0% of total interest income of the Company in 2007 as compared to 22.9% in 2006 and 28.8% in 2005. At December 31, 2007, the Bank’s securities portfolio of $72.4 million consisted primarily of U.S. and federal agency obligations, state and municipal securities and mortgage-backed securities, including collateralized mortgage obligations (“CMO’s”), issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”). The decrease in the securities portfolio from December 31, 2006 is a result of the Company’s strategy to restructure its balance sheet. The Company sold $45 million in securities in June 2007 while allowing other securities to mature. Management has the intent and ability to hold its investment securities until maturity. Correspondingly, the Company allowed certain municipal time deposits to roll off and priced down its muni-vest savings account with certain non-core municipal customers that resulted in the loss of those muni-vest accounts.
Available for sale securities with a total fair value of $65.8 million at December 31, 2007 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
The following table summarizes the Bank’s securities with those designated as “available for sale” valued at fair value and securities designated as “held to maturity” valued at amortized cost as of December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands)
Available for Sale:
Debt securities
U.S. government agencies	$14,189	$30,891	$36,604
States and political subdivisions	35,658	38,438	42,463

Total debt securities	$49,847	$69,329	$79,067

Mortgage-backed securities
FNMA	$8,135	$30,168	$35,569
FHLMC	7,063	8,448	10,747
GNMA	—	1,044	1,334
CMO’s	1,587	20,629	24,509

Total mortgage-backed securities	$16,785	$60,289	$72,159

FRB and Federal Home Loan Bank Stock	3,512	3,901	4,384

Total securities designated as available for sale	$70,144	$133,519	$155,610

Held to Maturity:
U.S. government agencies	$35	$35	$35
States and political subdivisions	2,231	4,176	4,307

Total securities designated as held to maturity	$2,266	$4,211	$4,342

Total securities	$72,410	$137,730	$159,952

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2007:

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Debt Securities:
U.S. government agencies	$7,336	3.40%	$4,852	4.20%	$—	—	$2,000	7.40%
States and political subdivisions	1,534	4.91%	14,880	4.48%	17,423	4.63%	1,821	4.78%

Total debt securities	$8,870	3.66%	$19,732	4.42%	$17,423	4.63%	$3,821	6.15%

Mortgage-backed Securities:
FNMA	$—	—	$935	5.02%	$1,197	5.04%	$6,003	5.25%
FHLMC	1,996	3.25%	2,329	3.96%	1,541	4.90%	1,197	5.65%
CMO’s	—	—	232	4.25%	—	—	1,356	4.47%

Total mortgage-backed securities	$1,996	—	$3,496	4.26%	$2,738	4.95%	$8,556	5.18%

Total available for sale	$10,866	3.58%	$23,228	4.40%	$20,161	4.67%	$12,377	5.48%

Held to Maturity:
U.S. government agencies	$—	—	$—	—	$35	—	$—	—
States and political subdivisions	$173	4.44%	828	3.81%	476	4.56%	754	3.70%

Total held to maturity	$173	4.44%	828	3.81%	511	4.24%	754	3.70%

Total securities	$11,039	3.60%	$24,056	4.38%	$20,672	4.66%	13,131	5.38%

LENDING AND LEASING ACTIVITIES
General. The Bank has a loan and lease policy, which includes a loan and lease loss allowance policy, which is approved by its Board of Directors on an annual basis. The loan and lease policy governs the conditions under which loans and leases may be made, addresses the lending authorities of Bank officers, charge off policies and desired portfolio mix.
The Bank offers a variety of loan and lease products to its customers, including residential and commercial real estate mortgage loans, commercial loans, direct financing leases, and installment loans. The Bank primarily extends loans to customers located within the Western New York area, except for direct financing leases, which are originated in all 48 contiguous states. Interest income on loans and leases represented approximately 82.9% of the total interest income of the Company in 2007 and approximately 76.9% and 70.7% of total interest income in 2006 and 2005, respectively. The Bank’s loan and lease portfolio, after unearned discounts, loan origination costs and allowances for loan and lease losses, totaled $319.6 million and $285.4 million at December 31, 2007 and December 31, 2006, respectively. At December 31, 2007, the Bank had a $4.6 million allowance for loan losses which is approximately 1.41% of total loans and leases. This compares with approximately $3.7 million at December 31, 2006 which was approximately 1.29% of total loans and leases. The increase of the allowance for loan and lease losses of $0.9 million in 2007 reflects management’s assessment of the portfolio composition, of which higher risk commercial real estate loans comprise a significant component, the increase of higher risk leases and its assessment of the New York State and local economy. The net loan portfolio represented approximately 72.2% and 60.2% of the Company’s total assets at December 31, 2007 and December 31, 2006, respectively.
Real Estate Loans. Approximately 73.3% of the Bank’s loan and lease portfolio at December 31, 2007 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans, compared to 76.1% at December 31, 2006. The Bank’s real estate loan portfolio was $237.5 million at December 31, 2007, compared to $220.0 million at December 31, 2006. The real estate loan portfolio increased approximately 8.0% in 2007 over 2006 compared to an increase of 5.2% in 2006 over 2005.
The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value ratio. Fixed rate residential mortgage loans outstanding totaled $56.5 million at December 31, 2007, which was approximately 17.4% of total loans outstanding. In 1995, the Bank entered into a contractual arrangement with FNMA, pursuant to which the Bank sells mortgage loans to FNMA and the Bank retains the servicing rights as to those loans.

In 2007, the Bank sold approximately $2.9 million in mortgages to FNMA under this arrangement, compared to $2.6 million in mortgages sold in 2006. The Bank currently retains the servicing rights on $28.4 million in mortgages sold by the Bank to FNMA. The Company has recorded a net servicing asset for such loans of approximately $0.2 million at December 31, 2007. The Bank determines with each origination of a residential real estate loan which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Bank’s tolerance ranges.
Since 1993, the Bank has offered adjustable rate residential mortgage loans with terms of up to 30 years. Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter. On December 31, 2007, the Bank’s outstanding adjustable rate residential mortgage loans were $12.1 million or 3.7% as compared to $8.7 million or 3.0% of total loans at December 31, 2006. This balance did not include any construction mortgage loans, which are discussed below.
The Bank also offers commercial mortgage loans with up to an 80% loan-to-value ratio for up to 20 years on a variable and fixed rate basis. Many of these mortgage loans either mature or are subject to a rate call after three to five years. The Bank’s outstanding commercial mortgage loans were $131.1 million at December 31, 2007, which was approximately 41.0% of total loans outstanding. This balance included $37.3 million in fixed rate and $93.8 million in variable rate mortgage loans, which include interest rate calls.
The Bank also offers other types of loans collateralized by real estate such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 80% loan-to-value ratio. At December 31, 2007, the real estate loan portfolio included $26.4 million of home equity loans outstanding, which represented approximately 8.1% of its total loans outstanding. This balance included $16.9 million in variable rate and $9.5 million in fixed rate loans.
The Bank does not have any sub-prime or Alt-A mortgages in its portfolio at December 31, 2007.
The Bank also offers both residential and commercial real estate construction loans at up to an 80% loan-to-value ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 2007, fixed rate real estate construction loans outstanding were $0.6 million or 0.2% of the Bank’s loan portfolio, and adjustable rate construction loans outstanding were $10.9 million or 3.3% of the portfolio.
As of December 31, 2007, approximately $4.3 million or 1.8% of the Bank’s real estate loans were 30 to 90 days delinquent, and approximately $0.1 million or 0.1% of real estate loans were non-accruing. The Bank also had one real estate loan for $0.2 million or 0.1% of real estate loans that was over 90 days past due and still accruing.
Commercial Loans. The Bank offers commercial loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank’s commercial loan portfolio totaled $34.6 million and $29.6 million at December 31, 2007 and 2006, respectively. Commercial loans represented approximately 10.7% and 10.2% of the Bank’s total loans at December 31, 2007 and 2006, respectively.
As of December 31, 2007, approximately $149 thousand or 0.4% of the Bank’s commercial loans were 30 to 90 days past due and $0.2 million or 0.6% of its commercial loans were non-accruing, the latter due primarily to one borrower.
Commercial lending entails significantly more risk than real estate loans. Collateral, where applicable, may consist of inventory, receivables, equipment and other business assets. Approximately 61.8% of the Bank’s commercial loans are at variable rates which are tied to the prime rate.
Installment Loans. The Bank’s consumer installment loan portfolio totaled $2.1 million and $3.1 million at December 31, 2007 and 2006, respectively, representing approximately 0.6% of the Bank’s total loans at December 31, 2007 and 1.1% of the Bank’s total loans at December 31, 2006. Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis. As of December 31, 2007, approximately $36 thousand or 1.7% of the Bank’s installment loans were 30 to 90 days past due.
Direct Financing Leases. Direct financing leases totaled $45.1 million and $31.7 million at December 31, 2007 and 2006, respectively, representing approximately 13.9% and 11.0% of the Bank’s total loans at December 31, 2007 and 2006, respectively. As of December 31, 2007, approximately $0.3 million or 0.7% of the Bank’s direct financing leases were 30-90 days past due.

The Bank’s lending limit to any one borrower is subject to regulation by the OCC. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.
The following table summarizes the major classifications of the Bank’s loans and leases (net of deferred origination costs) as of the dates indicated.

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$68,553	$57,702	$48,580	$38,491	$30,160
Commercial and multi-family	131,146	123,701	123,727	107,392	99,684
Construction	11,446	11,848	9,270	8,188	5,090
Second mortgages	9,452	8,625	6,454	5,716	6,274
Home equity lines of credit	16,926	18,147	21,082	22,108	18,262

Total mortgage loans on real estate	237,523	220,023	209,113	181,895	159,470

Direct financing leases	45,078	31,742	16,945	4,546	—

Commercial loans	34,563	29,589	29,920	28,762	24,282

Consumer loans	2,083	3,101	2,747	2,832	2,569

Other	3,983	3,997	642	1,973	1,209

Net deferred loan and lease origination costs	881	654	654	590	537

Total loans and leases	324,111	289,106	260,021	220,598	188,067

Allowance for loan and lease losses	(4,555)	(3,739)	(3,211)	(2,999)	(2,539)

Loans and leases, net	$319,556	$285,367	$256,810	$217,599	$185,528

Loan Maturities and Sensitivities of Loans in Interest Rates. The following table shows the maturities of commercial and real estate construction loans outstanding as of December 31, 2007 and the classification of such loans due after one year according to sensitivity to changes in interest rates.

		After One But
	Within	Within Five	After Five
	One Year	Years	Years	Total
	(in thousands)
Commercial	$2,320	$13,998	$18,245	$34,563
Real estate construction	5,133	5,057	1,256	11,446

	$7,453	$19,055	$19,501	$46,009

Loans maturing after one year with:
Fixed Rates		$10,558	$2,503
Variable Rates		8,497	16,998

		$19,055	$19,501

Non-accrual, Past Due and Restructured Loans and Leases. The following table summarizes the Bank’s non-accrual and accruing loans and leases 90 days or more past due as of the dates listed below. The Bank had no restructured loans or leases as of those dates. Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed do not represent or result from trends or uncertainties which management reasonably expects will materially impact the Company’s future operating results, liquidity or capital resources. See Part II, Item 7 of this Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan and Lease Losses,” for further information about the Company’s non-accrual, past due and restructured loans and leases.

	At December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential 1-4 family	$—	$—	$—	$—	$30
Commercial and multi-family	112	145	600	278	176
Construction	—	—	—	—	—
Second mortgages	—	—	—	—	50
Home Equity lines of credit	—	—	—	—	—

Total mortgage loans on real estate	112	145	600	278	256

Direct financing leases	215	—	—	2	—

Commercial loans	224	443	1,175	1,375	40

Consumer installment loans Other	—	—	—	—	—

Total non-accruing loans and leases	$551	$588	$1,775	$1,655	$296

Accruing loans and leases 90+ days past due	163	74	95	151	627

Total non-performing loans and leases	$714	$662	$1,870	$1,806	$923

Total non-performing loans and leases to total assets	0.16%	0.15%	0.41%	0.42%	0.27%

Total non-performing loans and leases to total loans and leases	0.22%	0.23%	0.72%	0.82%	0.49%

The following table summarizes the Bank’s allowance for loan and lease losses and changes in the allowance for loan and lease losses by categories:

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	2007	2006	2005	2004	2003
	(in thousands)
BALANCE AT THE BEGINNING OF THE YEAR	$3,739	$3,211	$2,999	$2,539	$2,146
CHARGE-OFFS:
Commercial	(153)	(212)	(417)	(200)	(54)
Real estate mortgages	(5)	—	(25)	(6)	(30)
Direct financing leases	(1,048)	(500)	(108)	—	—
Installment loans	(7)	(44)	(86)	(9)	(11)
Overdrafted deposit accounts	(58)	(42)	(39)	—	—

TOTAL CHARGE-OFFS	(1,271)	(798)	(675)	(215)	(95)

RECOVERIES:
Commercial	26	53	—	48	7
Real estate mortgages	—	—	40	8	—
Direct financing leases	105	62	56	—	—
Installment loans	18	63	11	4	1
Overdrafted deposit accounts	21	20	11	—	—

TOTAL RECOVERIES	170	198	118	60	8

NET CHARGE-OFFS	(1,101)	(600)	(557)	(155)	(87)
PROVISION FOR LOAN AND LEASE LOSSES	1,917	1,128	769	485	480
ADDITION OF ALLOWANCE FROM ACQUISITION	—	—	—	130	—

BALANCE AT END OF YEAR	$4,555	$3,739	$3,211	$2,999	$2,539

RATIO OF NET CHARGE-OFFS TO AVERAGE NET LOANS AND LEASES OUTSTANDING	0.37%	0.22%	0.23%	0.08%	0.05%

The increase in the allowance for loan and lease losses reflects the continued growth in higher risk commercial loans and direct financing leases, the downgrade of a small number of individual loans, and management’s assessment of the local and New York State economic environment. Both the local and New York State economies have lagged behind national economic growth in recent years. Marginal job growth, combined with a declining population base, has left the Bank’s primary market more susceptible to potential credit problems. This is particularly true of commercial borrowers. Recent national economic forecasts indicate a likelihood of slowed economic growth, with an increasing chance of a recession. Much of the economic turmoil in the national economy is due to the sub-prime mortgage credit crises. As the Company has no exposure to sub-prime lending, and the local real estate market has not experienced the same high levels of appreciation seen in high-growth parts of the country, the faltering sub-prime credit market has not affected the Company’s loan and lease portfolio and local real estate values have remained steady to slightly higher. However, management is closely monitoring the loan and lease portfolio for potential losses and heightened risk factors with customers. The Company maintains a robust loan review process to ensure that specific credits are appropriately reserved. In particular, management is monitoring the leasing portfolio for signs of weakness in a more challenging economic environment. Also, management is cognizant that commercial real estate values may be susceptible to decline in an adverse economy. Management believes that the provision for loan and lease losses is reflective of its assessment of the local environment, as well as the continued trend in commercial loan activity and balances outstanding.
SOURCES OF FUNDS – DEPOSITS
General. Customer deposits represent the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, other sources of funds include loan and lease repayments, loan sales on the secondary market, interest and dividend income from investments, matured investments, and borrowings from the Federal Home Loan Bank (“FHLB”) and from correspondent banks First Tennessee Bank and M&T Bank.

Deposits. The Bank offers a variety of deposit products, including checking, passbook, statement savings, NOW accounts, certificates of deposit and jumbo certificates of deposit. Bank deposits of the Bank are insured up to the limits provided by the FDIC. At December 31, 2007, the Bank’s deposits totaled $325.8 million consisting of the following:

(In thousands)
Demand deposits	$69,268
NOW accounts	10,141
Regular savings	92,864
Muni-vest savings	24,530
Time deposits, $100,000 and over	51,128
Other time deposits	77,898

Total	$325,829

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank (dollars in thousands):

	2007		2006		2005
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits	$73,577	0.00%	$67,046	0.00%	$62,186	0.00%
NOW accounts	11,014	0.30%	11,767	0.19%	11,976	0.18%
Regular Savings	88,685	1.20%	88,522	1.05%	94,841	0.85%
Muni-vest savings	39,840	4.26%	36,301	4.27%	51,300	2.83%
Time deposits	149,578	4.86%	151,530	4.28%	126,945	3.12%

Total	$362,694	2.77%	$355,166	2.53%	$347,248	1.80%

The following schedule sets forth the maturities of the Bank’s time deposits as of December 31, 2007:

	Time Deposit Maturity Schedule
	(in thousands)
	0-3	3-6	6-12	Over 12
	Mos.	Mos.	Mos.	Mos.	Total
Time deposits — $100,000 and over	$14,671	$5,205	$14,492	$16,760	$51,128

Other time deposits	20,814	19,104	21,496	16,484	77,898

Total time deposits	$35,485	$24,309	$35,988	$33,244	$129,026

Federal Funds Purchased and Other Borrowed Funds. Another source of the Bank’s funds for lending and investing activities at December 31, 2007 consisted of short and long term borrowings from the Federal Home Loan Bank.
Other borrowed funds consisted primarily of various advances from the Federal Home Loan Bank with both fixed and variable interest rate terms ranging from 3.02% to 3.61%. The maturities and weighted average rates of other borrowed funds at December 31, 2007 are as follows (dollars in thousands):

		Weighted
		Average
	Maturities	Rate
2008	$33,980	3.62%
2009	920	4.99%
2010	112	6.00%
2011	69	6.00%
2012	—	—
Thereafter	13,000	3.46%

Total	$48,081	3.59%

Securities Sold Under Agreements to Repurchase. The Bank enters into agreements with depositors to sell to the depositors securities owned by the Bank and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The depositor is informed that the securities are held in safekeeping by the Bank on behalf of the depositor. Securities sold under agreements to repurchase totaled $3.8 million at December 31, 2007 compared to $9.0 million at December 31, 2006.
MARKET RISK
For information about, and a discussion of, the Company’s “Market Risk,” see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” of this Report on Form 10-K.
ENVIRONMENTAL MATTERS
In the course of its business, the Bank has acquired and may acquire in the future, property securing loans that are in default. There is a risk that the Bank could be required to investigate and clean-up hazardous or toxic substances or chemical releases at such properties after acquisition by the Bank in a foreclosure action, and that the Bank may be held liable to a governmental entity or third parties for property damage, personal injury and investigation and clean-up costs incurred by such parties in connection with such contamination. In addition, the owner or former owners of contaminated sites may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.
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
Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth, are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4%. As reflected in the following table, the risk-based capital ratios and leverage ratios of the Company and the Bank as of December 31, 2007 and 2006 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.

Capital Components and Ratios at December 31,
(dollars in thousands)

	2007		2006
	Company	Bank	Company	Bank
Capital components
Tier 1 capital	$44,224	$39,103	$40,489	$37,847
Total risk-based capital	48,453	43,289	44,228	41,575
Risk-weighted assets and off-balance sheet instruments	338,016	334,494	316,763	315,456
Risk-based capital ratio
Tier 1 capital	13.1%	11.7%	12.9%	12.0%
Total risk-based capital	14.3%	12.9%	14.0%	13.2%
Leverage ratio	10.0%	9.0%	8.9%	8.4%
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
USA Patriot Act
The USA Patriot Act of 2001 (the “Patriot Act”) imposes additional obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to prevent, detect and report instances of money laundering and the financing of terrorism. In addition, provisions of the Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions. The Company and its impacted subsidiaries have approved policies and procedures that are believed to be compliant with the Patriot Act.
Sarbanes-Oxley Act of 2002
Since the enactment of the Sarbanes-Oxley Act of 2002 and the SEC’s implementing regulations of the same (collectively, the “Sarbanes-Oxley Act”), companies that have securities registered under the Exchange Act, including the Company, are subject to enhanced and more transparent corporate governance standards, disclosure requirements and accounting and financial reporting requirements. The Sarbanes-Oxley Act, among other things, (i) requires: the principal executive and principal financial officers of a public company to establish and maintain disclosure controls and procedures and internal controls over financial reporting for the company, and to evaluate the effectiveness of these controls and certify and report on their findings in the company’s periodic reports; a public company to establish and maintain audit committees, comprised solely of independent directors, which committee must be empowered to, among other things, engage, supervise and discharge the company’s auditors; that a public company’s financial statements be certified by the principal executive and principal financial officers of such company; increased and quicker public disclosure — real time — obligations by the company and its directors and officers, including disclosures of off-balance sheet transactions and accelerated reporting of transactions in company stock; (ii) prohibits personal loans to company directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; and (iii) creates or provides for various increased civil and criminal penalties for violations of the securities laws.

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
ENB Insurance Agency, Inc. ENBI, a retail property and casualty insurance agency, is a wholly-owned subsidiary of ENFS. ENBI is headquartered in Angola, New York, with offices located throughout Western New York. ENBI is a full-service insurance agency offering personal, commercial and financial services products. It also has a small consulting department. For the year ended December 31, 2007, ENBI had a premium volume of approximately $43.2 million and commission revenue of $6.5 million.
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
ENBI has a small consulting division which works almost exclusively with school districts. The majority of the work is done in preparing specifications for bidding and reviewing existing insurance programs. The majority of the consulting accounts are located in central and eastern New York.
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
EMPLOYEES
As of December 31, 2007, the Company had no direct employees. As of December 31, 2007, the following table summarizes the employment rosters of the Company’s subsidiaries:

	Full Time	Part Time
Bank	122	14
ENL	11	—
ENBI	51	7
FCS	4	—

	188	21

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
Direct Financing Leases Expose the Company to Increased Credit Risks.
At December 31, 2007, the Company’s portfolio of direct financing leases totaled $45.1 million, or 13.9% of total gross loans. The leasing portfolio increased $13.3 million, or 42.0%, from December 31, 2006. The leasing portfolio is the Company’s fastest-growing segment of its loan and lease portfolio and earns the highest yield compared to other loans that the Company offers. The Company plans to continue to emphasize the origination of direct financing leases. The Company is able to earn the relatively higher yield on these leases because of the higher amount of credit risk assumed in its leasing portfolio. This is reflected in the fact that the leases have the highest rate of charge-offs among the Company’s loan and lease portfolio. ENL commenced operations December 31, 2004, in conjunction with the acquisition of the M&C Leasing Company. As ENL is relatively young, the portfolio is still seasoning and the Company has little history to support a projection as to what a long-term run-rate of charge-offs will be. Also, the Company has not held the leasing portfolio through a full credit cycle and is unsure of the impact a worsening economy could have on this relatively riskier portfolio. Consequently, a further deterioration in the credit quality of the leasing portfolio could negatively impact earnings, as well as cause the Company to tighten lending standards to lessees, which could significantly slow the Company’s fastest-growing segment of the loan portfolio. This would also impinge future growth in net interest income as the fast-growing leasing portfolio has buttressed the Company’s overall net interest income growth since ENL’s inception.

Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Lending Risks.
At December 31, 2007, the Company’s portfolio of commercial real estate loans totaled $131.1 million, or 40.5% of total gross loans and the Company’s portfolio of commercial business loans totaled $34.6 million, or 10.7% of total gross loans. The Company plans to continue to emphasize the origination of commercial loans. Commercial loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of commercial real estate and business loans often depends on the successful operations and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Also, many of the Company’s borrowers have more than one commercial real estate or commercial business loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan.
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
In the Event the Company’s Allowance for Loan and Lease Losses is Not Sufficient to Cover Actual Loan and Lease Losses, the Company’s Earnings Could Decrease.
The Company maintains an allowance for loan and lease losses in order to capture the probable losses inherent in its loan portfolio. There is a risk that the Company may experience significant loan and lease losses which could exceed the allowance for loan and lease losses. In determining the amount of the Company’s recorded allowance, the Company makes various assumptions and judgments about the collectibility of its loan and lease portfolio, including the creditworthiness of its borrowers, the effect of changes in the local economy on the value of the real estate and other assets serving as collateral for the repayment of loans, the effects on the Company’s loan and lease portfolio of current economic indicators and their probable impact on borrowers, and the Company’s loan quality reviews. In addition, bank regulators periodically review the Company’s loan and lease portfolio and credit underwriting procedures, as well as its allowance for loan and lease losses, and may require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs. At December 31, 2007, the Company had a net loan portfolio of approximately $319.6 million and the allowance for loan and lease losses was approximately $4.6 million, which represented 1.41% of the total amount of gross loans and leases. If the Company’s assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs, the Company may have to increase its allowance for loan and lease losses or loan and lease charge-offs which could have an adverse effect on the Company’s operating results and financial condition. There can be no assurances that the Company’s allowance for loan and lease losses will be adequate to protect the Company against loan and lease losses that it may incur.
Changes in Interest Rates Could Adversely Affect the Company’s Business, Results of Operations and Financial Condition.
The Company’s results of operations and financial condition are significantly affected by changes in interest rates. The Company’s results of operations depend substantially on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities. Because the Company’s interest-bearing liabilities generally re-price or mature more quickly than its interest-earning assets, an increase in interest rates generally would tend to result in a decrease in its net interest income.
Changes in interest rates also affect the value of the Company’s interest-earning assets, and in particular, the Company’s securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2007, the Company’s securities available for sale totaled $70.1 million. Net unrealized gains on securities available for sale, net of tax, amounted to $0.4 million and are reported as a separate component of stockholders’ equity.

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
Expansion of the Company’s Branch Network May Adversely Affect its Financial Results
The Company has increased its retail branch network from eight branches to eleven branches by opening de novo branches in three of the last four years. In addition, the Company plans on opening another branch in mid-2008, and its strategy is to continue to grow its branch network through de novo branching and acquisitions. The Company can not assure that its branch expansion strategy will be accretive to earnings or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate income sufficient to cover its operating expenses.
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
Item 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
Item 2. PROPERTIES
The Bank conducts its business from its administrative office and eleven branch offices as of December 31, 2007. The Bank’s administrative office is located at One Grimsby Drive in Hamburg, New York. The administrative office facility is 26,000 square feet and is owned by the Bank. This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank.
The Bank has 11 branch locations. The Bank owns the building and land for five locations. The Bank owns the building but leases the land for four locations. The other two locations are leased. The Bank also operates in-school branch banking facilities at two local high schools that do not require lease payments.
ENBI operates from its headquarters a 9,300 square foot office located at 16 North Main Street, Angola, New York, which is owned by the Bank. ENBI has 14 retail locations. ENBI leases 11 of the locations. The Bank owns two of the locations and ENBI owns the remaining building.

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
No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2007.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. The Company’s common stock is quoted on The NASDAQ Global Market system (“NASDAQ”) under the symbol EVBN.
The following table shows, for the periods indicated, the high and low closing sales prices per share of the Company’s common stock as reported on The Nasdaq Global Market for fiscal 2007 and 2006.

	2007		2006
QUARTER	High	Low	High	Low
FIRST	$21.00	$19.53	$21.53	$18.64
SECOND	$20.50	$19.09	$23.38	$19.67
THIRD	$20.00	$17.70	$23.00	$19.91
FOURTH	$18.35	$15.75	$22.81	$19.25
Holders. The approximate number of holders of record of the Company’s common stock at March 10, 2008 was 1,428.
Cash Dividends. The Company paid the following cash dividends on shares of the Company’s common stock during fiscal 2006 and 2007:
•	A cash dividend of $0.34 per share on April 3, 2006 to holders of record on March 13, 2006.

•	A cash dividend on $0.34 per share on October 2, 2006 to holders of record on September 8, 2006.

•	A cash dividend of $0.34 per share on April 2, 2007 to holders of record on March 12, 2007.

•	A cash dividend of $0.37 per share on October 2, 2007 to holders of record on September 11, 2007.
In addition, the Company declared a cash dividend of $0.37 per share payable on April 1, 2008 to holders of record as of March 10, 2008.
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
PERFORMANCE GRAPH
The following Performance Graph compares the Company’s cumulative total stockholder return on its common stock for a five-year period (December 31, 2002 to December 31, 2007) with the cumulative total return of the NASDAQ Bank

Index and NASDAQ Market Index. The comparison for each of the periods assumes that $100 was invested on December 31, 2002 in each of the Company’s common stock, the stocks included in the NASDAQ Bank Index and the stocks included in the NASDAQ Market Index, and that all dividends were reinvested without commissions. This table does not forecast future performance of the Company’s stock.
Compare 5-Year Cumulative Total Return Among
Evans Bancorp, Inc.,
NASDAQ Market Index and NASDAQ Bank Index

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Evans Bancorp, Inc.	100.00	108.28	123.56	111.61	109.76	91.24

NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60

NASDAQ Bank	100.00	129.93	144.21	137.97	153.15	119.35
In accordance with and to the extent permitted by applicable law or regulation, the information set forth above under the heading “Performance Graph” shall not be incorporated by reference into any future filing under the Securities Act, as amended, or the Exchange Act and shall not be deemed to be “soliciting material” or to be “filed” with the SEC under the Securities Act or the Exchange Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table includes all Company repurchases, including those made pursuant to publicly announced plans or programs during the quarter ended December 31, 2007.

	Total		Total number of shares	Maximum number of
	number of	Average	purchased as part of	shares that may yet be
	shares	price paid	publicly announced	purchased under
Period	purchased	per share	plans or programs	the plans or programs
October 2007
(October 1, 2007 through October 31, 2007)	0	$0	0	100,000
November 2007
(November 1, 2007 through November 30, 2007)	600	$17.42	600	99,400

December 2007
(December 1, 2007 through December 31, 2007)	8,600	$16.84	8,600	90,800

Total	9,200	$16.88	9,200

All 9,200 shares were purchased in open market transactions. On August 21, 2007, the Board of Directors authorized the Company to repurchase up to 100,000 shares over the next two years, unless the program is terminated earlier. The Company did not make any repurchases during the quarter ended December 31, 2007, other than pursuant to this publicly announced program. The Company has placed such repurchased shares in the treasury and accounts for such shares on a first-in-first-out basis.
Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
     (Dollars in thousands except per share data)

	As of and for the year ended December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data
Assets	$442,729	$473,894	$468,546	$429,042	$334,677
Interest-earning assets	392,235	426,836	419,973	391,462	308,722
Investment securities	72,410	137,730	159,952	169,879	120,556
Loans and leases, net	319,556	285,367	256,810	217,599	185,528
Deposits	325,829	355,749	336,808	301,928	266,325
Borrowings	63,236	60,559	81,798	79,364	25,388
Stockholders’ equity	43,303	39,543	36,876	35,474	33,324

Income Statement Data
Net interest income	$16,675	$14,847	$14,377	$12,597	$10,846
Non-interest income	8,843	10,773	10,376	8,572	7,666
Non-interest expense	19,182	17,728	17,404	14,779	12,739
Net income	3,368	4,921	4,819	4,509	4,069

Per Share Data
Earnings per share — basic	$1.23	$1.81	$1.77	$1.65	$1.51
Earnings per share — diluted	1.23	1.80	1.77	1.65	1.51
Cash dividends	0.71	0.68	0.65	0.61	0.57
Book value	15.74	14.46	13.51	13.03	12.37

Performance Ratios
Return on average assets	0.73%	1.05%	1.05%	1.15%	1.25%
Return on average equity	8.15	12.99	13.34	13.13	12.77
Net interest margin	4.05	3.55	3.49	3.53	3.64
Efficiency ratio *	66.65	67.37	68.53	68.79	68.92
Dividend payout ratio	57.77	37.70	36.58	36.77	37.71

Capital Ratios
Tier I capital to average assets	10.04%	8.90%	8.29%	8.05%	8.30%
Equity to assets	9.78	8.34	7.87	8.27	9.96

Asset Quality Ratios
Total non-performing assets to total assets	0.16%	0.15%	0.41%	0.42%	0.27%
Total non-performing loans and leases to total loans and leases	0.22	0.23	0.72	0.82	0.49
Net charge-offs to average loans and leases	0.37	0.22	0.23	0.08	0.05
Allowance for loan and lease losses to total loans and leases	1.41	1.29	1.23	1.36	1.35
Allowance for loan and lease losses to non- performing loans and leases	637.96	564.80	171.71	166.05	276.47
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Report on Form 10-K for further information and analysis of changes in the Company’s financial condition and results of operations.

*	The calculation of the efficiency ratio excludes amortization of intangibles and gains and losses on sales of securities, for comparative purposes.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
This discussion is intended to compare the performance of the Company for the years ended December 31, 2007, 2006 and 2005. The review of the information presented should be read in conjunction with Part I, “Item 1: Business” and Part II, “Item 6: Selected Financial Data” and “Item 8: Financial Statements and Supplementary Financial Data” of this Report on Form 10-K.
The Company is a financial holding company registered under the BHCA. The Company currently conducts its business through its two direct wholly-owned subsidiaries: the Bank and the Bank’s subsidiaries, ENL and ENHC; and ENFS and its subsidiaries, ENBI and ENB. The Company does not engage in any other substantial business. Unless the context otherwise requires, the term “Company” refers collectively to Evans Bancorp, Inc. and its subsidiaries.
The Company’s financial objectives are focused on earnings growth and return on average equity. In 2007, the Company experienced a sharp decline in net income, total assets, and total deposits. Most of the decline is explained by the Company’s decision to restructure its balance sheet in June 2007, which resulted in the realization of a one-time loss of $2.3 million ($1.4 million after-tax) on the sale of $45 million of the Company’s securities portfolio. In conjunction with this sale, the Company allowed most municipal time deposits to mature without being renewed and priced down the muni-vest savings product for municipalities without core operating accounts that resulted in those customers withdrawing their deposits. Deposits from municipalities are required to be collateralized by investment securities and are therefore not able to be used to fund loan growth. The spread between the municipal time deposits and the securities sold was negative. The funding of investment securities with high-cost municipal deposits did not fit with the Company’s strategy of growing loans and improving return on equity.
Despite the effect of the balance sheet restructuring on the overall results, the Company continued to grow core deposits and loans. While demand deposits declined from December 31, 2006 to December 31, 2007, average demand deposits in 2007 increased $6.5 million, or 9.7% from 2006. Given the nature of transactional deposits and the fluctuation in balances day-to-day, the decline in demand deposit balances at December 31, 2007 belies the core growth seen in 2007. Net loans grew $34.2 million, or 12.0%, from December 31, 2006 to December 31, 2007. Direct financing leases remained the fastest-growing portion of the portfolio. The strong growth in demand deposits and leases, in tandem with the improved asset mix and leverage of the Company from the balance sheet restructuring, resulted in a 50 basis point improvement in net interest margin in 2007 compared to 2006.
Another significant item affecting the 2007 financial results was the 69.9% increase in the provision for loan losses from $1.1 million in 2006 to $1.9 million in 2007. The increase stemmed from several items: (1) strong growth in commercial loans and higher risk direct financing leases; (2) the downgrade of a small number of commercial loans in the 4th quarter of 2007; (3) increased level of charge-offs largely due to the seasoning of the leasing portfolio; and (4) management’s assessment of the impact on the loan portfolio of the slowing economy.
Unlike many banks in the industry, the Company did not experience widespread credit deterioration or incur large write-offs in 2007, as the Company has not engaged in sub-prime mortgage lending or invested in securities backed by sub-prime mortgages. Also, the Company’s market area has been largely unaffected by the decline in real estate values seen nationwide, as Western New York never experienced the significant appreciation in real estate prices that other parts of the country did. Nevertheless, the credit and economic ramifications may extend beyond the sub-prime mortgage market. A widespread economic slowdown could likely negatively impact the Company’s financial results.
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
The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives. The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense. Net interest income accounted for approximately 60% of total revenue in 2007. To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market of operation. To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.
The Company also considers non-interest income important to its continued financial success. Fee income generation is partly related to the Company’s loan and deposit operations, such as deposit service charges, as well as selling financial products, such as commercial and personal insurance through ENBI and non-deposit investment products through ENB.
While the Company reviews and manages all customer units, it has focused increased efforts on six targeted segments: (1) high value consumers; (2) smaller businesses with smaller credit needs; (3) middle market commercial businesses; (4) commercial real estate and construction-related; (5) diversified leasing portfolio; and (6) robust cross-sell between our insurance, financial services and banking lines of business. These efforts have resulted in growth in the commercial and leasing portfolios, as well as core deposits during fiscal 2007 and 2006.
To support growth in targeted customer units, the Bank opened a de-novo branch per year from 2004-2006, and plans to open another mid-year 2008. With all new and existing branches, the Company has strived to maintain a local community based philosophy. The Bank has emphasized hiring local branch and lending personnel with strong ties to the specific local communities it enters and serves.
The Company has expanded through acquisition, especially in its insurance agency segment, where ENBI acquired LR Frank Agency in Williamsville, NY in 2007. ENBI also purchased two agencies in 2006 which included Fire Service Agency, Inc. and a small book of business from another insurance agency in 2006. Additionally, the Company acquired four companies in 2005 and 2004, including the Truax Agency in July 2005, and Ulrich & Company in October 2004 and Ellwood and Easy PA Agencies in January 2004. Historically, the Company has entered a new market for the insurance agency segment through acquisition of an existing book of business.
The Bank serves its market through 11 banking offices in Western New York, located in Amherst, Angola, Derby, Evans, Forestville, Hamburg, Lancaster, North Boston, West Seneca, North Buffalo, and Tonawanda. The Company’s principal source of funding is through deposits, which it reinvests in the community in the form of loans and investments. Deposits are insured up to the maximum permitted by the Insurance Fund of the FDIC. The Bank is regulated by the OCC. The Company operates in two reportable segments — banking activities and insurance agency activities.
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
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 1 to the Company’s Consolidated Financial Statements included in Item 8 of this Report on Form 10-K discusses new accounting policies adopted by the Company during fiscal 2007 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent management believes the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Company’s Consolidated Financial Statements included in Item 8 of this Report on Form 10-K.
RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006
Net Income
Net income of $3.4 million in 2007 consists of $2.5 million related to the Company’s banking activities and $0.9 million related to the Company’s insurance agency activities. The total net income of $3.4 million or $1.23 per basic and diluted share in 2007 compares to $4.9 million or $1.81 per basic share and $1.80 per diluted share for 2006.
Supplemental Reporting of Non-GAAP Results of Operations
In accordance with U.S. generally accepted accounting principles (“GAAP”), included in the computation of net income for years ended December 31, 2007, 2006, and 2005, are gains and losses on the sale of securities and amortization of intangible assets associated with acquisitions. To provide investors with greater visibility of Evans Bancorp’s operating results, Evans Bancorp uses “net operating income,” which excludes items that management believes to be non-operating in nature. Specifically, “net operating income” excludes gains and losses on the sale of securities and amortization expense of acquisition intangibles. This non-GAAP information is being disclosed because management believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company’s financial performance, its performance trends, and financial position. While the Company’s management uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies.
When net income is adjusted for what management considers to be “non-operating” items, “net operating” income was $5.17 million in 2007, compared to $5.18 million for 2006, and $5.07 million in 2005. Diluted net operating earnings per share for 2007 was $1.89 compared with $1.90 in 2006 and $1.86 in 2005. The reconciliation of net operating income and diluted net operating earnings per share to net income and diluted earnings per share can be found in the following table.

Reconciliation of GAAP Net Income to Non-GAAP Net Operating Income

	Year ended
	December 31
(in thousands, except per share)	2007	2006	2005
GAAP Net Income	$3,368	$4,921	$4,819

(Gain) loss on sale of securities*	1,412	(86)	(66)
Amortization of intangibles*	394	346	316

Net operating income	$5,174	$5,181	$5,069

GAAP diluted earnings per share	$1.23	$1.80	$1.77

(Gain) loss on sale of securities*	0.52	(0.03)	(0.03)
Amortization of intangibles*	0.14	0.13	0.12

Diluted net operating earnings per share	$1.89	$1.90	$1.86

*	After any tax-related effect
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

	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:

Loans	$2,315	$1,198	$3,513	$2,304	$1,868	$4,172
Taxable securities	(1,520)	230	(1,290)	(803)	349	(454)
Tax-exempt securities	(221)	23	(198)	(73)	21	(52)
Federal funds sold	263	5	268	(120)	52	(68)

Total interest-earning assets	$837	$1,456	$2,293	$1,308	$2,290	$3,598

Interest paid on:

NOW accounts	$(1)	$12	$11	$0	$0	$0
Savings deposits	2	133	135	(56)	178	122
Muni-vest	151	(5)	146	(504)	600	96
Time deposits	(84)	867	783	865	1,656	2,521
Fed funds purchased and other borrowings	(667)	57	(610)	10	379	389

Total interest-bearing liabilities	$(599)	$1,064	$465	$315	$2,813	$3,128

Net interest income, before the provision for loan and lease losses, increased $1.8 million or 12.3% to $16.7 million in 2007, as compared to $14.8 million in 2006. As indicated in the table above, the increase in 2007 attributable to volume was $1.4 million, while the amount attributable to rates was $0.4 million. The increase in the volume of loans and leases was somewhat offset by lower securities volume among interest-earnings assets, while lower volumes in time deposits and federal funds purchased and other borrowings provided the increase in net interest income due to lower interest-bearing liability volume. $0.4 million of the increase in net interest income was due to more favorable rates in loans and securities, somewhat offset by higher rates being paid on interest-bearing liabilities, particularly time deposits. Overall, loan and lease growth and improved rates on loans and leases provided much of the positive impact on net interest income. Net loans and leases grew from an average balance of $268.5 million yielding 7.60% in 2006 to an average balance of $297.9 million yielding 8.03% in 2007. The lower securities, time deposits, and other borrowings volumes are reflective of the Company’s balance sheet restructuring in 2007.
Total loan and lease growth continues to be driven by commercial loan and lease growth, which increased 11.7%, from $189.7 million average balance for 2006 to $211.8 million average balance in 2007. The success of the Company’s small ticket leasing subsidiary accounted for 58.8% or $13.0 million of the total $22.1 million increase in average commercial loans. Consumer loans increased 9.1% from $81.8 million average balance in 2006 to $89.2 million in 2007.
In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities, changes in interest rates and spreads can impact net interest income. Net interest spread, or the difference between yield on earning assets and rate on interest-bearing liabilities, was 3.39% in 2007, compared to 3.05% in 2006. The yield on interest-earning assets increased 65 basis points from 6.35% in 2006 to 7.00% in 2007, while the cost of interest-bearing liabilities increased 31 basis points, from 3.30% in 2006 to 3.61% in 2007.
Net interest-free funds consist largely of non-interest-bearing deposit accounts and stockholders’ equity, offset by bank-owned life insurance and non-interest-earning assets, including goodwill and intangible assets. Average net interest-free funds totaled $74.9 million in 2007 compared to $63.8 million in 2006. The contribution of net interest-free funds to net interest margin was 0.66% in 2007, compared with 0.50% in 2006. This increase is primarily due to growth in non-interest bearing demand deposits and stockholders’ equity in 2007.
Reflecting the changes to the net interest spread and the contribution of interest-free funds as described above, the Company’s net interest margin increased from 3.55% during 2006 to 4.05% during 2007.

During 2007, the FRB held its benchmark overnight federal funds target rate steady for the first eight months of the year. However, starting in September, the FRB cut rates at three successive meetings in an effort to boost a slowing economy. The cuts resulted in a total reduction in the target overnight rate of 100 basis points to 4.25%. In the beginning of 2008, as economic indicators deteriorated further, the FRB continued to aggressively cut rates and reduced its target overnight rate by an additional 125 basis points. While cuts in the federal funds target rate usually helps the banking industry’s net interest margin, other factors, such as the shape of the yield curve (or the spread between short-term and long-term interest rates) and intense pricing competition for loans and deposits may continue to apply pressure on the Company’s margin.
The Bank regularly monitors its exposure to interest rate risk. Management believes that the proper management of interest-sensitive funds will help protect the Bank’s earnings against extreme changes in interest rates. The Bank’s Asset/Liability Management Committee (“ALCO”) meets monthly for the purpose of evaluating the Bank’s short-term and long-term liquidity position and the potential impact on capital and earnings as a result of changes in interest rates. The Bank has adopted an asset/liability policy that specifies minimum limits for liquidity and capital ratios. This policy includes setting ranges for the negative impact acceptable on net interest income and on the fair value of equity as a result of a shift in interest rates. The asset/liability policy also includes guidelines for investment activities and funds management. At its monthly meetings, ALCO reviews the Bank’s status and formulates its strategies based on current economic conditions, interest rate forecasts, loan demand, deposit volatility and the Bank’s earnings objectives.
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
The subjective portion of the allowance reflects management’s current assessment of the New York State and Western New York economies, as well as the increased concentration of the Company’s portfolio in commercial loans and riskier direct financing leases. Both the local and New York State economies haves lagged behind national economic growth in recent years. Marginal job growth, combined with a declining population base, has left the Bank’s primary market more susceptible to potential credit problems. This is particularly true of commercial borrowers. Commercial loans represent a segment of significant past growth, as well as an area of concentration in the Bank’s real estate portfolio. Recent national economic forecasts indicate a likelihood of slowed economic growth, with an increasing chance of a recession. Also, management is cognizant that commercial real estate values may be susceptible to decline in an adverse economy. The Bank’s management believes that the Bank’s loan and lease loss allowance complies with United States Generally Accepted Accounting Principles and regulations promulgated by the OCC, and is reflective of its assessment of the local environment, as well as a continued growth trend in commercial loans. For further information, see Note 1 to the Company’s Consolidated Financial Statements included in Item 8 of this Report on Form 10-K.
The Company’s provision for loan and lease losses was $1.9 million and $1.1 million in 2007 and 2006, respectively. Total non-performing loans amounted to $0.7 million and $0.7 million at December 31, 2007 and 2006, respectively.
The following table provides an analysis of the allowance for loan and lease losses, the total of charge-offs, non-performing loans and total allowance for loan and lease losses as a percentage of total loans outstanding for the five years ended December 31:

	2007	2006	2005	2004	2003
	(in thousands)
Balance, beginning of year	$3,739	$3,211	$2,999	$2,539	$2,146
Provisions for loan and lease losses	1,917	1,128	769	485	480
Addition to allowance from acquisition	—	—	—	130	—
Recoveries	170	198	118	60	8
Loans and leases charged off	(1,271)	(798)	(675)	(215)	(95)

Balance, end of year	$4,555	$3,739	$3,211	$2,999	$2,539

Net charge-offs to average loans and leases	0.37%	0.22%	0.23%	0.08%	0.05%
Non-performing loans and leases to total loans and leases	0.22%	0.23%	0.72%	0.82%	0.49%
Allowance for loan and lease losses to total loans and leases	1.41%	1.29%	1.23%	1.36%	1.35%
An allocation of the allowance for loan and lease losses by portfolio type over the past five years follows (dollars in thousands):

		Percent		Percent		Percent of		Percent of		Percent of
	Balance	of loans	Balance	of loans	Balance	loans in	Balance	loans in	Balance	loans in
	at	in each	at	in each	at	each	at	each	at	each
	12/31/2007	category	12/31/2006	category	12/31/2005	category	12/31/2004	category	12/31/2003	category
	Attributable	to total	Attributable	to total	Attributable	to total	Attributable	to total	Attributable	to total
	to:	loans:	to:	loans	to:	loans	to:	loans	to:	loans
Real estate Loans	$1,597	73.3%	$1,552	76.1%	$1,463	80.4%	$1,768	82.5%	$1,619	85.1%
Commercial Loans	1,137	10.7%	889	10.2%	851	11.5%	618	13.0%	384	12.9%
Consumer Loans	264	0.6%	194	1.1%	183	1.1%	187	1.3%	147	1.4%
All other Loans	6	1.5%	41	1.6%	34	0.5%	—	1.1%	—	0.6%
Direct financing leases	1,402	13.9%	905	11.0%	470	6.5%	130	2.1%	—	—%
Unallocated	149	—%	157	—%	210	—%	296	—%	389	—%

Total	$4,555	100.0%	$3,738	100.0%	$3,211	100.0%	$2,999	100.0%	$2,539	100.0%

Both the total increase in allowance for loan and lease losses and allocation of the allowance to commercial loans and direct financing leases are in response to the increase in commercial loans and the higher risk associated with direct financing leases. The increased allowance to commercial categories addresses the Bank’s strategic decision to continue growing this product, as well as the local economy, which has lagged the national economy. Commercial loans are more susceptible to decreases in credit quality in cyclical downturns and the larger individual balances of commercial loans expose the Bank to larger losses. The increased allowance for direct financing leases is in response to the growth of that portfolio during 2007, as well as the increased level of charge-offs. Similar to commercial loans, direct financing leases are susceptible to decreases in credit quality in cyclical downturns in the economy. The direct financing lease portfolio increased to $45.1 million or 13.9% of total loans at December 31, 2007 from $31.7 million or 11.0% of total loans at December 31, 2006.
Much of the current economic turmoil in the national economy is due to the sub-prime mortgage credit crisis. As the Company has no exposure to sub-prime lending, and the local real estate market has not experienced the same high levels of appreciation seen in high-growth parts of the country, the faltering sub-prime credit market has not affected the Company’s loan portfolio, and local real estate values have remained steady to slightly up. However, management is closely monitoring the loan portfolio for potential losses and heightened risk factors with customers. In particular, management is monitoring the leasing portfolio for signs of weakness in the most challenging economic environment since it was acquired.

The allowance for loan and lease losses is based on management’s estimate, and ultimate losses will vary from current estimates. Factors underlying the determination of the allowance for loan and lease losses are continually evaluated by management based on changing market conditions and other known factors. Some factors underlying the allocation of loan losses have changed in 2007 as a result of the evaluation of underlying risk factors within each loan category. The underlying methodology to determine the adequacy of the allowance for loan losses is consistent with prior years.
Non-Interest Income
Total non-interest income decreased approximately $2.0 million or 17.9% in 2007 over 2006. This compares to an increase of approximately $0.4 million or 3.8% in 2006 over 2005. The decline in non-interest income was a result of the $2.3 million loss on sale of securities realized in June 2007 as part of the Company’s strategy to restructure its balance sheet. Insurance revenue increased 1.3% to $6.5 million as expanded markets through acquisition and new accounts helped to offset the impact on premiums of a soft insurance market.
Non-Interest Expense
Total non-interest expense increased approximately $1.5 million or 8.2% in 2007 over 2006. The largest increase in non-interest expense was in the salaries and employee benefits line, which increased $1.0 million, or 9.9%, in comparison to 2006. The new branch which opened in Tonawanda, NY in December 2006, ENBI acquisitions, and merit increases contributed to the increased salary costs.
Occupancy expense increased approximately $0.2 million or 10.8% from 2006 to 2007, primarily due to the new branch office and ENBI’s acquisition growth in both 2007 and a full year of expense for those acquisitions made in 2006.
Professional services expense increased $0.1 million, or 14.3%, in 2007 over 2006, mainly due to increased accounting costs and consulting fees. Professional accounting fees increased as a result of compliance with Sarbanes-Oxley and an increase in the amount of state tax work due to ENL’s continued growth. The Company utilized consulting services on a more frequent basis in 2007 for various reasons, including branch network consulting, executive recruitment fees, and investor relations outsourcing.
Amortization of intangibles increased approximately $0.1 million, reflecting the LR Frank acquisition by ENBI in 2007, as well as a full year of amortization from the two insurance agency acquisitions completed in 2006.
The efficiency ratio expresses the relationship of operating expenses to revenues. The Company’s efficiency ratio, or non-interest operating expenses divided by the sum of net interest income and non-interest income (exclusive of gains and losses from investment securities), was 66.65% in 2007, improved from 67.37% in 2006.
Taxes
The provision for income taxes in 2007 of $1.1 million reflects an effective tax rate of approximately 23.4%. This compares to $1.8 million or 27.2% in 2006. The decrease in effective tax rate is mainly a result of the loss of $2.3 million realized on the sale of securities in June 2007. The proposed 2008 New York State budget bill contains a provision that would continue to allow banks with assets under $2 billion the exclusion of dividends paid by a Real Estate Investment Trust subsidiary (“REIT”). Until the bill is enacted as proposed, the Company could lose the tax benefit associated with the REIT if the legislation is changed to exclude the deduction. If the deduction is lost in the budget, the Company may have to increase the 2008 tax provision by approximately $0.2 million as compared to 2007 beginning in the first quarter of 2008.
RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005
Net Income
Net income of $4.9 million in 2006 consisted of $4.1 million related to the Company’s banking activities and $0.8 million related to the Company’s insurance agency activities. The total net income of $4.9 million or $1.81 per share, basic and $1.80 per share, diluted in 2006 compared to $4.8 million or $1.77 per share, basic and diluted for 2005.
Net Interest Income
Net interest income, before the provision for loan and lease losses, increased $0.5 million or 3.3% to $14.8 million in 2006, as compared to $14.4 million in 2005. The increase in 2006 was attributable to the increase in average interest-earning assets of $6.1 million, and an increase of $1.4 million in average interest-bearing liabilities over 2005. This increase accounted for an increase in net interest income due to volume of approximately $1.0 million. The increase in net interest income due to volume increase on average earning assets was $1.3 million. The main factor for the increase in average earning assets was loans and leases outstanding, which totaled $268.5 million in 2006, up 13.4% from $236.8 million in 2005.
Non-Interest Income
Total non-interest income increased approximately $0.4 million or 3.8% in 2006 over 2005. This compared to an increase of approximately $1.9 million or 21.8% in 2005 over 2004. As ENBI manages to a soft premium insurance market, its revenue was up slightly to $6.5 million, or a $0.1 million increase from 2005. The largest component of the increase in non-interest income was due to the increased activity in leasing. Fees from leasing increased $0.2 million or 104% compared to 2005. These fees included mainly late charge fees and non-compliance fees.
Non-Interest Expense
Total non-interest expense increased approximately $0.3 million or 1.9% in 2006 over 2005. The efficiency ratio was 67.37% in 2006 compared to 68.53% in 2005. The largest increase in non-interest expense was in the salaries and employee benefits line, which increased $0.3 million, or 3.6% in comparison to 2005. The Tonawanda branch of the Bank, increased loan staffing, ENBI acquisitions and merit increases contributed to the increased salary costs. Notably, the leasing operations added personnel to accommodate the growth experienced in 2006, as well as incentives paid to ENL personnel based on performance.
Occupancy and repair and maintenance expense increased approximately $0.1 million or 2.7% from 2005 to 2006, primarily due to ENBI’s acquisition growth in both fiscal 2006 and a full year of expense for those acquisitions made in 2005.
Professional services expense decreased $0.1 million, or 15.0% in 2006 over 2005, mainly due to service for a revenue enhancement and incentive compensation project in 2005 which did not occur in 2006.
Other expenses increased $0.1 million or approximately 3.3% in 2006. Expenses associated with Internet banking, ATM expense, telephone and data line costs, postage costs, maintenance on foreclosed properties and correspondent bank service charges fall under miscellaneous expenses. The increase reflected other transaction-based expenses related to the increased size and volume of the Bank’s business.
Amortization of intangibles increased approximately $0.1 million, reflecting the two insurance agency acquisitions completed in 2006.
FINANCIAL CONDITION
The Company had total assets of $442.7 million at December 31, 2007, a decrease of $31.2 million or 6.6% from $473.9 million at December 31, 2006. Net loans of $319.6 million increased 12.0% or $34.2 million over 2006. Securities decreased $65.3 million or 47.4% from 2006. Deposits decreased by $29.9 million or 8.4%. Stockholders’ equity increased $3.8 million or 9.5%. Net unrealized gains on investment securities held by the Bank were $0.7 million at December 31, 2007 compared to a net unrealized loss of $2.0 million at December 31, 2006.
Loans and Leases
Net loans and leases comprised 72.4% and 64.2% of the Company’s total average earning assets in 2007 and 2006, respectively. Actual year-end balances increased 12.0% in 2007, as compared to an increase of 11.1% in 2006. The Company continues to focus its lending on commercial and residential mortgages, commercial loans, home equity loans and direct financing leases. Commercial mortgages make up the largest segment of the portfolio at 40.5% of total loans. Residential mortgages comprise 21.2% of the loan portfolio and 8.1% are home equity loans. Other commercial loans account for 10.7% of outstanding loans. Commercial loans total $34.6 million at December 31, 2007, reflecting a 16.8% or $5.0 million increase in 2007 over 2006. Direct finance leasing totaled $45.1 million representing 13.9% of the Company’s total loans and leases at December 31, 2007 compared to $31.7 million or 11% of total loans and leases at December 31, 2006. Residential mortgages totaled $68.6 million at December 31, 2007, reflecting an 18.8% or $10.9 million increase in 2007 over 2006.
At December 31, 2007, the Bank had a loan/deposit ratio of 99.5%. This compares to a loan/deposit ratio of 81.3% at December 31, 2006. The sharp increase in the ratio was a result of the roll-off of municipal deposits.

At December 31, 2007, the Bank retained the servicing rights to $28.4 million in long-term residential mortgages sold to the FNMA. This compares to a loan servicing portfolio principal balance of $28.7 million at December 31, 2006. The arrangement that the Bank has with FNMA allows it to offer long-term mortgages without exposure to the associated interest rate risks, while retaining customer account relationships. In 2007 and 2006, the Bank sold loans to FNMA totaling approximately $2.8 million and $2.6 million, respectively. Including residential mortgages held on the Company’s balance sheet, the total residential mortgage servicing portfolio is $97 million at December 31, 2007.
Securities and Interest-bearing Deposits at Banks
Securities and federal funds sold made up 27.6% of the Bank’s total average interest earning assets in 2007 compared to 35.8% in 2006. These categories provide the Bank with additional sources of liquidity and income. The Bank’s securities portfolio outstanding balances declined 47.4% in 2007 from 2006. The Bank continues to have a large concentration in tax-advantaged municipal bonds, which make up 52.3% of the portfolio at December 31, 2007 versus 30.9% at December 31, 2006 and U.S. government-sponsored agency bonds of various types, which comprise 19.6% of the total at December 31, 2007 versus 22.5% at December 31, 2006. The concentration in U.S. government-sponsored mortgage-backed securities declined significantly because many of them were sold in the Company’s balance sheet restructuring in June 2007. These securities make up 23.2% of the portfolio at December 31, 2007, versus 43.8% at December 31, 2006. As a member of both the Federal Reserve System and the Federal Home Loan Bank, the Bank is required to hold stock in those entities. These investments made up 4.9% of the portfolio at December 31, 2007 versus 2.8% of the portfolio at December 31, 2006. The credit quality of the securities portfolio is believed to be strong, with 96.9% of the securities portfolio carrying the equivalent of a Moody’s rating Aaa.
The Company sold $45 million in securities in June 2007 at a loss of $2.3 million to restructure the balance sheet. The Company decided to reduce its amount of municipal deposits as they were funding investment securities at a negative margin and, in management’s view, not providing an adequate return on equity. Most of the securities sold were U.S. government-sponsored mortgage-backed securities.
All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact on prepayment rates. The Company uses a third-party developed computer simulation model to monitor the average life and yield volatility of mortgage pools under various interest rate assumptions.
Interest-bearing deposits at banks are largely maintained for liquidity purposes. The average balance maintained in interest-bearing deposits at banks increased in 2007 to 1.6% of total average earning assets from 0.3% in 2006. At December 31, 2007, the Company was in an overnight borrowed position of $34.0 million with the Federal Home Loan Bank of New York and First Tennessee Bank, which is reported as part of “other borrowed funds” on the Company’s Consolidated Balance Sheets included under Item 8 of this Report on Form 10-K.
SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” outlines accounting and reporting requirements for investment securities. The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.” Securities designated as held to maturity are stated on the Company’s Consolidated Balance Sheets included under Item 8 of this Report on Form 10-K at amortized cost. Those designated as available for sale are reported at fair market value. At December 31, 2007, $2.3 million in securities were designated as held to maturity. These bonds are primarily municipal investments that the Bank has made in its local trade area.
The available for sale portfolio totaled $70.1 million or approximately 96.9% of the Bank’s securities portfolio at December 31, 2007. Net unrealized gains and losses on available for sale securities resulted in a net unrealized gain of $0.7 million at December 31, 2007, as compared to a loss of $1.9 million at December 31, 2006. Unrealized gains and losses on available for sale securities are reported, net of taxes, as a separate component of shareholders’ equity. At December 31, 2007, the impact to equity was a net unrealized gain of approximately $0.4 million.
Certain securities available for sale were in an unrealized loss position at December 31, 2007. Management has assessed those securities available for sale in an unrealized loss position at December 31, 2007 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.

Deposits
Total deposits decreased $29.9 million or 8.4% in 2007 from 2006. The decline in deposits is due to the intentional roll-off of certain municipal time deposits in excess of $100,000 and muni-vest accounts belonging to customers who did not maintain transactional accounts with the Bank. The most significant source of funding for the Company is core deposits. Core deposit funding consists of non-interest bearing deposits, NOW accounts, savings deposits, muni-vest, and time deposits under $100,000. Core deposits decreased $0.8 million from $275.5 million at December 31, 2006 to $274.7 million at December 31, 2007. Increases of $7.8 million and $2.1 million in savings accounts and time deposits under $100,000, respectively, were offset by decreases in muni-vest of $6.7 million, demand deposits of $2.9 million, and NOW accounts of $1.1 million.
Certificates of deposit in excess of $100,000 decreased 36.3% to $51.1 million at December 31, 2007 from $80.2 million at December 31, 2006. These funds are generally not considered core deposits.
Pension
The Company maintains a qualified defined benefit pension plan, which covers substantially all employees. Additionally, the Company has entered into individual retirement agreements with certain of its executive officers providing for unfunded supplemental pension benefits under the Company’s Supplemental Executive Retirement Plan (the “SERP”). The Company’s pension expense for the defined benefit pension plan, and the SERP, approximated $0.7 million, $0.7 million and $0.6 million for each of the years ended December 31, 2007, 2006 and 2005, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the Company’s plan assets of 7.50% for 2007, 2006 and 2005; compensation rate increases of 4.75% for 2007, 2006 and 2005 for the defined benefit pension plan and 5.00% in 2007, 2006 and 2005 for the SERP.
The expected long-term rate of return on pension plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on pension plan targeted asset allocation. In evaluating compensation rate increases, the Company evaluated historical salary data, as well as expected future increases. The Company will continue to evaluate its actuarial assumptions, including its expected rate of return and compensation rate increases at least annually, and will adjust as necessary.
The Company bases its determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.
The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has increased from 5.75% at September 30, 2006 to 6.35% at September 30, 2007 (or the measurement date), for the Company’s defined benefit pension plan and from 5.75% at December 31, 2006, to 6.25% at December 31, 2007 (or the measurement date) for the SERP.
To demonstrate the sensitivity of pension expense to changes in the Company’s pension plan assumptions, 25 basis point increases in: the rate of return on plan assets would have resulted in a decrease in pension expense of $17 thousand; the rate of increase in compensation would have resulted in an increase in pension expense of $8 thousand; and the discount rate would have resulted in a decrease in pension expense of $37 thousand. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence.
As of December 31, 2007, the Company had cumulative unrecognized actuarial losses of approximately $0.5 million that could result in an increase in the Company’s future pension expense depending on several factors, including whether such losses at each measurement date exceed ten percent of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net unrealized losses had the effect of increasing the Company’s pension expense by approximately $96 thousand in 2007, $94 thousand in 2006 and $65 thousand in 2005.
The Company contributed $0.5 million to the Pension Plan in 2007.
Management recently completed an analysis of the Defined Benefit Pension Plan and the Evans National Bank Employee Savings Plan — 401(k). Management considered industry trends, regional competition, as well as the new regulatory requirements involved in maintaining both a defined benefit pension plan, as well as the 401(k) plan. Based upon the analysis, there were significant changes made to the Defined Benefit Pension Plan and 401(k) plan in order to remain competitive with the industry.
Effective January 31, 2008, the Defined Benefit Pension Plan was frozen. All benefits eligible participants have accrued in the plan to date will be retained. Employees will not continue to accrue additional benefits in the plan from that date. Employees will be eligible to receive these benefits at normal retirement age. For the 401(k) plan, employees now receive a 100% match from the Company on contributions up to 4% of base salary, and a 50% match on contributions greater than 4% of base salary, up to 8% of salary. Employees vest in employer contributions over six years. Previously, the Company contributed 1% of an employee’s salary, regardless of employee contributions, and 25% of an employee’s contribution up to 4% of base salary. Under the previous benefits, employees vested in the employer contributions immediately.
Liquidity
The Company utilizes cash flows from its investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. Given the current collateral available, advances of up to $35.0 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the FRB’s discount window. Additionally, the Bank has access to capital markets as a funding source.
The cash flows from the investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At December 31, 2007, approximately 15.3% of the Bank’s securities had maturity dates of one year or less, and approximately 48.5% had maturity dates of five years or less. At December 31, 2007, the Bank had net short-term liquidity of $28.2 million as compared to $21.6 million at December 31, 2006. Available assets of $76.7 million, less public and purchased funds of $149.8 million, resulted in a long-term liquidity ratio of 51% at December 31, 2007 versus 80% at December 31, 2006.
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

	Payments due within time period at December 31, 2007
	(in thousands)
				Due After
	0-12 Months	1-3 Years	4-5 Years	5 Years	Total
Securities sold under agreement to repurchase	$3,825	$—	$—	$—	$3,825
Operating lease obligations	526	898	721	3,842	5,987
Other borrowed funds	34,742	270	69	13,000	48,081
Junior subordinated debentures	—	—	—	11,330	11,330

Total	$39,093	$1,168	$790	$28,172	$69,223

Interest expense on fixed rate debt	$484	$923	$902	$424	$2,733

The Company’s variable rate debt included in other borrowed funds is related to short-term funding which is used only to cover seasonal funding needs, which are subject to fluctuation.
At December 31, 2007, the Company had commitments to extend credit of $63.3 million compared to $66.5 million at December 31, 2006. For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 15 to the Company’s Consolidated Financial Statements included in Item 8 of this Report on Form 10-K.
Capital
The Company and Bank have consistently maintained regulatory capital ratios at, or above, well capitalized standards. For further detail on capital and capital ratios, see Note 19 to the Company’s Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.
Total Company stockholders’ equity was $43.3 million at December 31, 2007, up from $39.5 million at December 31, 2006. Equity as a percentage of assets was 9.8% at December 31, 2007, compared to 8.3% at December 31, 2006. Book value per share of common stock rose to $15.74 at December 31, 2007, up from $14.46 at December 31, 2006.
Included in stockholders’ equity was accumulated other comprehensive income which reflects the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale. Net unrealized gains were $0.4 million, or $0.16 per share of common stock, at December 31, 2007, as compared to net unrealized losses on available-for-sale investment securities of $1.2 million, and $0.43 per share of common stock, at December 31, 2006. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.
The Company paid cash dividends per share of common stock of $0.71 in 2007 and $0.68 in 2006. The dividend payout is continually reviewed by management and the Company’s Board of Directors. The dividend payout ratio, which represents cash dividends paid, divided by net income, was 57.77% and 37.70% for the years 2007 and 2006, respectively.
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
The Bank’s Asset-Liability Committee, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a computer-based model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank’s exposure to interest rate risk through the use of on—or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and other financial instruments used for interest rate risk management purposes.

SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

	Calculated (decrease) increase
	in projected annual net interest income
	(in thousands)
	December 31, 2007	December 31, 2006
Changes in interest rates
+200 basis points	$(676)	$(853)
+100 basis points	(333)	(424)
-100 basis points	394	379
-200 basis points	629	551
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
Financial instruments with off-balance sheet risk at December 31, 2007 included $24.6 million in undisbursed lines of credit at an average interest rate of 7.1%; $25.7 million in fixed rate loan origination commitments at 7.7%; $15.9 million in adjustable rate loan origination commitments at 7.6%; and $2.6 million in adjustable rate letters of credit at an approximate average rate of 9.0%.
The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity
year ended								Fair
December 31,	2008	2009	2010	2011	2012	Thereafter	Total	Value
	(dollars in thousands)
Interest-Assets
Net loans receivable	$49,077	$28,048	$20,495	$14,046	$15,430	$192,460	$319,556	$320,009
Average interest	9.52%	11.54%	10.56%	9.34%	7.67%	6.71%	7.97%	7.97%
Investment securities	11,039	5,052	6,238	5,668	7,098	37,315	72,410	72,410
Average interest	3.60%	4.34%	4.46%	4.20%	4.47%	4.55%	4.35%	4.35%

Interest — Liabilities
Interest bearing deposits	223,318	25,705	675	6,491	245	128	256,562	258,428
Average interest	2.88%	4.95%	3.97%	5.71%	4.24%	7.50%	3.17%	3.17%
Borrowed funds & Securities sold under agreements to repurchase	38,561	164	112	69	—	13,000	51,906	51,555
Average interest	3.32%	5.13%	6.00%	6.00%	—	3.46%	3.37%	3.37%

Junior subordinated debentures	—	—	—	—	—	11,330	11,330	11,330
Average interest	—	—	—	—	—	7.67%	7.67%	7.67%
When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities increases or decreases. As a part of the Company’s asset/liability policy, the Company has set limitations on the negative impact to the market value of its balance sheet that would be acceptable. The Bank’s securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2007, the impact to equity, net of tax, as a result of marking available for sale securities to market was an unrealized gain of $0.4 million. On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 200 basis points. At December 31, 2007, the

Company determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements. The Company’s and the Bank’s capital ratios are also reviewed on a quarterly basis.
Capital Expenditures
Significant planned expenditures for 2008 include the reconfiguring of an existing building to accommodate a new branch office planned for the first half of the year. There will also be expenditures related to furnishing the new branch. The Company also plans to institute an automated teller system in the branch network, as well as various other facility improvements and technology upgrades. The Company believes it has a sufficient capital base to support these known and potential capital expenditures of approximately $1.7 million with current assets.
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
The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank. This includes the operations of ENL, which provides direct financing leases. Net income from banking activities was $2.5 million in 2007, which represents a $1.6 million or 38.2% decrease from 2006. The decrease in net income from banking activities was driven by the loss on sale of securities and increased provision for loan losses somewhat offset by the increase in net interest income. Total assets of the banking activities segment decreased $31.3 million or 6.8% during 2007 to $430.2 million at December 31, 2007, due to the sale of securities in June 2007, offset by growth in loans during 2007.
The insurance activities segment includes activities of ENBI, which is a retail property and casualty insurance agency with locations in the Western New York area. This includes the operations at ENB, which provides non-deposit investment products. Net income from insurance activities was $0.9 million in 2007 and 2006. Total assets of the insurance activities segment were $12.5 million at December 31, 2007, which compares to $12.4 million at December 31, 2006. Total revenues increased $83 thousand, or 1.3% over 2006.
Fourth Quarter Results
Net income was $0.8 million, or $0.29 per basic and diluted share, for the quarter ended December 31, 2007, as compared to $1.2 million, or $0.43 per basic and diluted share, for the quarter ended December 31, 2006. Return on average equity was 7.55% for the quarter compared with 11.81% in last year’s fourth quarter.
The Company’s net interest margin for the quarter was 4.36%, up 70 basis points from last year’s fourth quarter net interest margin of 3.66%. The largest contributing factors to the improvement was the growth of interest free funds, particularly in demand deposits and stockholders’ equity, and the shift in interest-earning asset mix that has less reliance on interest income from investment securities. Net interest income after the provision for loan and lease losses was $3.4 million in the fourth quarter 2007, down $0.1 million, or 3.8% from $3.5 million in the same period of 2006. A higher provision for loan and lease losses reflects loan growth, the internal downgrade of a small number of commercial loans, and management’s assessment of projected losses in its loan portfolio, particularly its leasing portfolio, given the current economic environment and historical trends.
Non-interest income, which represents 36.7% of total revenue, increased 1.5% to $2.53 million from $2.49 million in last year’s fourth quarter as strong deposit service charge income growth was somewhat offset by lower bank-owned life insurance income, gains on sales of securities, and other miscellaneous fee income. Revenue from insurance service and fees was flat for the fourth quarter at $1.3 million as expanded markets through acquisition and new accounts helped to offset the impact on premiums of a soft insurance market.

Non-interest expense for the fourth quarter of 2007 increased 5.3% to $4.7 million from $4.4 million in the fourth quarter of 2006, due primarily to personnel and occupancy expenses associated with the Company’s newest branch office, which opened in Tonawanda, New York in December 2006.
The efficiency ratio for the fourth quarter of 2007 was 65.11%, a 251 basis point improvement when compared with the efficiency ratio of 67.62% in last year’s fourth quarter.
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

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Evans Bancorp, Inc. (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.
The Company’s consolidated financial statements for the fiscal year ended December 31, 2007 were audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” immediately following this annual report of management.

EVANS BANCORP, INC.
/s/ David J. Nasca
DAVID J. NASCA
President and Chief Executive Officer

/s/ Gary A. Kajtoch
GARY A. KAJTOCH
Treasurer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Evans Bancorp, Inc:
We have audited Evans Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Evans Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Evans Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Evans Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 18, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Buffalo, New York
March 18, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Evans Bancorp, Inc.:
We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Evans Bancorp Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Buffalo, New York
March 18, 2008

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(in thousands, except share and per share amounts)

	2007	2006
ASSETS
Cash and cash equivalents:
Cash and due from banks	$12,335	$11,710
Interest-bearing deposits at banks	269	882
Securities:
Available for sale, at fair value	70,144	133,519
Held to maturity, at amortized cost	2,266	4,211
Loans and leases, net of allowance for loan and lease losses of $4,555 in 2007 and $3,739 in 2006	319,556	285,367
Properties and equipment, net	8,366	8,743
Goodwill	10,046	10,003
Intangible assets	2,507	2,298
Bank-owned life insurance	10,760	10,140
Other assets	6,480	7,021

TOTAL ASSETS	$442,729	$473,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$69,268	$72,125
NOW	10,141	11,253
Regular savings	92,864	85,084
Muni-vest	24,530	31,240
Time	129,026	156,047

Total deposits	325,829	355,749

Federal funds purchased and agreements to repurchase securities	3,825	8,954
Other short term borrowings	33,980	24,753
Other liabilities	10,361	9,089
Junior subordinated debentures	11,330	11,330
Long term borrowings	14,101	24,476

Total liabilities	399,426	434,351

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 2,756,731 and 2,745,338 shares issued, respectively, and 2,751,698 and 2,733,056 shares outstanding, respectively	1,378	1,373
Capital surplus	26,380	26,160
Retained earnings	15,612	14,196
Accumulated other comprehensive income (loss), net of tax	16	(1,917)
Less: Treasury stock, at cost (5,033 and 12,282 shares, respectively)	(83)	(269)

Total stockholders’ equity	43,303	39,543

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$442,729	$473,894

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

	2007	2006	2005
INTEREST INCOME:
Loans	$23,918	$20,405	$16,234
Interest bearing deposits at banks	317	49	116
Securities:
Taxable	2,919	4,209	4,663
Non-taxable	1,683	1,881	1,933

Total interest income	28,837	26,544	22,946
INTEREST EXPENSE
Deposits	10,054	8,979	6,241
Other borrowings	1,217	1,868	1,666
Junior subordinated debentures	891	850	662

Total interest expense	12,162	11,697	8,569
NET INTEREST INCOME	16,675	14,847	14,377
PROVISION FOR LOAN AND LEASE LOSSES	1,917	1,128	769

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	14,758	13,719	13,608
NON-INTEREST INCOME:
Bank charges	2,237	1,990	2,077
Insurance service and fees	6,549	6,466	6,377
Net (loss) gain on sales of securities	(2,299)	140	107
Premium on loans sold	12	10	18
Bank-owned life insurance	620	554	513
Life insurance proceeds	—	—	95
Other	1,724	1,613	1,189

Total non-interest income	8,843	10,773	10,376

NON-INTEREST EXPENSE:
Salaries and employee benefits	10,639	9,677	9,338
Occupancy	2,277	2,055	1,978
Supplies	295	302	337
Repairs and maintenance	580	545	553
Advertising and public relations	369	442	464
Professional services	958	838	986
Amortization of intangibles	641	563	515
Other insurance	364	347	368
Other	3,059	2,959	2,865

Total non-interest expense	19,182	17,728	17,404

INCOME BEFORE INCOME TAXES	4,419	6,764	6,580

INCOME TAXES	1,051	1,843	1,761

NET INCOME	$3,368	$4,921	$4,819

Net income per common share – basic	$1.23	$1.81	$1.77

Net income per common share – diluted	$1.23	$1.80	$1.77

Weighted average number of basic common shares	2,743,595	2,725,601	2,722,644

Weighted average number of diluted shares	2,743,595	2,727,331	2,723,960

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
(in thousands, except share and per share)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
BALANCE – December 31, 2004	$1,307	$23,361	$10,808	$563	$(565)	$35,474

Comprehensive income:
Net income			4,819			4,819
Unrealized loss on available for sale securities, net of reclassification adjustment and tax effect				(1,874)		(1,874)
Additional minimum pension liability, net of tax effect — $51				(76)		(76)

Total comprehensive income						2,869

Cash dividends ($.65 per common share)			(1,764)			(1,764)
Stock option expense		183				183
Re-issuance of 15,856 shares under dividend reinvestment plan		(37)	2		400	365
Re-issuance of 11,312 shares under Employee Stock Purchase Plan		(45)	(23)		274	206
Re-issuance of 800 shares under Directors Stock Option Plan			(3)		19	16
Fractional shares paid in cash on stock dividend			(13)			(13)
Stock dividend 5 percent	66	2,693	(2,739)		(20)	—
Purchase of 19,900 shares for treasury					(460)	(460)

BALANCE – December 31, 2005	$1,373	$26,155	$11,087	$(1,387)	$(352)	$36,876

Adjustments to initially apply SFAS 158, net of Taxes — $512				(702)		(702)
Impact of adopting SAB 108, net of tax $12			43			43
Comprehensive income:
Net income			4,921			4,921
Unrealized gain on available for sale securities, net of reclassification adjustment tax effect of $(56)				88		88
Additional minimum pension liability, net of tax effect — $(56)				84		84

Total comprehensive income						5,093

Cash dividends ($.68 per common share)			(1,855)			(1,855)
Stock option expense		93				93
Re-issuance of 18,754 shares under dividend reinvestment plan		(39)			413	374
Re-issuance of 10,873 shares under Employee Stock Purchase Plan		(49)			235	186
Purchase of 26,350 shares for treasury					(565)	(565)

BALANCE – December 31, 2006	$1,373	$26,160	$14,196	$(1,917)	$(269)	$39,543

Comprehensive income:
Net income			3,368			3,368
Unrealized gain on available for sale securities, net of reclassification of loss of $1,379 (after tax) and tax effect of ($1,043)				1,636		1,636
Amortization of prior service cost and net loss, net of tax effect ($35)				52		52
Additional minimum pension liability, net of taxes ($164)				245		245

Total comprehensive income						5,301

Cash dividends ($.71 per common share)			(1,952)			(1,952)
Stock option expense		131				131
Re-issued 14,212 shares under dividend reinvestment plan		(32)			305	273
Issued 3,410 shares under dividend reinvestment plan	1	60				61
Re-issued 2,500 shares of restricted stock		(53)			53	—
Issued 7,983 shares for earn-out agreement	4	161				165
Re-issued 11,137 shares under employee stock purchase plan		(47)			213	166
Purchased 20,600 shares for treasury					(385)	(385)

BALANCE – December 31, 2007	$1,378	$26,380	$15,612	$16	$(83)	$43,303

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands)

	2007	2006	2005
OPERATING ACTIVITIES:
Interest received	$28,048	$27,408	$23,490
Fees and commission received	10,620	10,120	9,834
Proceeds from sale of loans held for resale	2,860	2,614	2,474
Originations of loans held for resale	(2,898)	(2,604)	(1,957)
Interest paid	(12,222)	(11,328)	(8,241)
Cash paid to employees and suppliers	(15,858)	(15,742)	(14,186)
Income taxes paid	(858)	(2,289)	(1,799)

Net cash provided by operating activities	9,692	8,179	9,615

INVESTING ACTIVITIES:
Available for sale securities:
Purchases	(245,908)	(13,331)	(23,225)
Proceeds from sales	87,506	2,112	7,070
Proceeds from maturities	223,005	33,256	24,612
Held to maturity securities:
Purchases	(255)	(2,134)	(1,992)
Proceeds from maturities	2,200	2,161	820
Cash paid for bank-owned life insurance	—	—	(1,700)
Proceeds from bank-owned life insurance	—	—	665
Additions to properties and equipment	(1,261)	(1,406)	(1,238)
Increase in loans, net of repayments	(36,731)	(29,685)	(41,356)
Cash paid on earn-out agreements	(202)	(57)	(420)
Acquisitions	(425)	(497)	(133)

Net cash provided by (used in) investing activities	27,929	(9,581)	(36,897)

FINANCING ACTIVITIES:
Proceeds from borrowing	9,943	2,517	23,485
Repayment of long-term borrowings	(10,666)	(2,857)	(9,601)
Repayment of short-term borrowings	(5,129)	(18,382)	(12,321)
(Decrease) increase in deposits	(29,920)	18,941	34,880
Dividends paid	(1,952)	(1,855)	(1,764)
Fractional shares paid in cash or stock dividends	—	—	(13)
Purchase of treasury stock	(385)	(565)	(460)
Issuance of common stock	61	—	—
Re-issuance of treasury stock	439	560	587

Net cash (used in) provided by financing activities	(37,609)	(1,641)	34,793

Net increase (decrease) in cash and cash equivalents	12	(3,043)	7,511

CASH AND CASH EQUIVALENTS:
Beginning of year	12,592	15,635	8,124

End of year	$12,604	$12,592	$15,635

(Continued)

EVANS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands)

	2007	2006	2005
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$3,368	$4,921	$4,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,718	1,814	1,901
Deferred tax benefit	(144)	(291)	(102)
Provision for loan and lease losses	1,917	1,128	769
Proceeds from sale of loans held for resale	2,860	2,614	2,474
Originations of loans held for resale	(2,898)	(2,604)	(1,957)
Net loss (gain) on sales of assets	2,305	(140)	(107)
Premiums on loans sold	(12)	(10)	(18)
Stock options expense	131	93	183
Changes in assets and liabilities affecting cash flow:
Other assets	223	(693)	(125)
Other liabilities	224	1,347	1,778

NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,692	$8,179	$9,615

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENTS AND FINANCIAL ACTIVITIES:
Issuance of shares for earn-out agreement	$165	—	—
Note payable on acquisition	425	—	—

See Notes to Consolidated Financial Statements.	(Concluded)

EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and General. Evans Bancorp, Inc. (the “Company”) was organized as a New York business corporation and incorporated under the laws of the State of New York on October 28, 1988 for the purpose of becoming a bank holding company. Through August 2004, the Company was registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956, as amended. In August 2004, the Company filed for, and was approved as, a Financial Holding Company under the Bank Holding Company Act. The Company currently conducts its business through its two subsidiaries: Evans National Bank (the “Bank”), a nationally chartered bank, and its subsidiaries, Evans National Leasing, Inc. (“ENL”) and Evans National Holding Corp. (“ENHC”); and Evans National Financial Services, Inc. (“ENFS”) and its subsidiary, ENBI. Unless the context otherwise requires, the term “Company” refers collectively to Evans Bancorp, Inc. and its subsidiaries. The Company conducts its business through its subsidiaries. It does not engage in any other substantial business.
Regulatory Requirements. The Company is subject to the rules, regulations, and reporting requirements of various regulatory bodies, including the Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”), and the Securities and Exchange Commission (“SEC”).
Principles of Consolidation. The consolidated financial statements include the accounts of the Company, the Bank, ENBI and their subsidiaries. All material inter-company accounts and transactions are eliminated in consolidation.
Accounting Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
Securities. Securities which the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are stated at cost, adjusted for discounts and premiums that are recognized in interest income over the period to the earlier of the call date or maturity using the level yield method. These securities represent debt issuances of local municipalities in the Bank’s market area for which market prices are not readily available. The amortized cost of the securities approximates market value. Management periodically evaluates the financial condition of the municipalities for impairment.
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
Derivative Instruments and Hedging Activities. The Company follows the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, which require that an entity recognize all derivatives as either assets or liabilities on a balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur, unless the derivative qualifies as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative’s fair value in income.
Loans. The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Erie, Chautauqua and Niagara counties. The ability of the Bank’s debtors to honor their contracts is dependent upon numerous factors, including the real estate and general economic conditions in this area.
Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on those loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method of accounting.
The Bank considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect principal or interest due according to the contractual terms of the loan. Smaller balance homogeneous loans are collectively evaluated for impairment. Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.
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
Leases. The Bank’s leasing operations consists principally of the leasing of various types of small ticket commercial equipment. The Company follows Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for all of its direct financing leases. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. All of the Bank’s leases are classified as direct financing leases.
Insurance Commissions and Fees. Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. The Company also receives contingent commissions from insurance companies which is based on the overall profitability of their relationship based primarily on the loss experience of the insurance placed by the Company. Contingent commissions from insurance companies are recognized when determinable.
Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents the amount charged against the Bank’s earnings to establish a reserve or allowance sufficient to absorb probable loan and lease losses based on the Bank’s management’s evaluation of the loan and lease portfolio. Factors considered by the Bank’s management in establishing the allowance include: the collectibility of individual loans and leases, current loan and lease concentrations, charge-off history, delinquent loan and lease percentages, input from regulatory agencies and general economic conditions.
On a quarterly basis, management of the Bank meets to review and determine the adequacy of the allowance for loan and lease losses. In making this determination, the Bank’s management analyzes the ultimate collectibility of the loans and leases in its portfolio by considering feedback provided by internal loan and lease staff, an independent loan and lease review function and information provided by examinations performed by regulatory agencies.
The analysis of the allowance for loan and lease losses is composed of three components: specific credit allocation, general portfolio allocation and a subjectively determined allocation. The specific credit allocation includes a detailed review of the loan or lease in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures,” and allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the internal credit rating of each loan and lease, using the Bank’s historical loss experience and industry loss experience where the Bank does not have adequate or relevant experience.

The subjective portion of the allowance for loan and lease losses reflects management’s evaluation of various conditions, and involves a higher degree of uncertainty because this component of the allowance is not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions, seasoning of the loan and lease portfolio and changes in the composition of and growth in the loan and lease portfolio, the strength and duration of the business cycle, existing general economic and business conditions in the lending areas, credit quality trends in non-accruing loans and leases, historical loan and lease charge-off experience, and the results of Bank regulatory examinations.
Foreclosed Real Estate. Foreclosed real estate is initially recorded at the lower of book or fair value (net of costs of disposal) at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. Assessments are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds fair value. Foreclosed real estate is classified as other assets on the Consolidated Balance Sheets as of December 31, 2007. The Company did not have any Other Real Estate (“ORE”) at December 31, 2007.
Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in connection with certain company acquisitions. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which revised the accounting for purchased intangible assets, and in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually. Other acquired intangible assets with finite lives are required to be amortized over their estimated lives. Intangible assets are amortized over estimated useful lives ranging from five to ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of intangible assets may be impaired.
Bank-Owned Life Insurance. The Bank has purchased insurance on the lives of Company directors and certain members of Bank’s, ENBI’s and ENB’s management. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits, such as retirement benefits. Increases in the cash surrender value are recorded as other income in the consolidated statements of income.
Properties and Equipment. Properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. Impairment losses on properties and equipment are realized if the carrying amount is not recoverable from its undiscounted cash flows and exceeds its fair value.
Loan Servicing. The Bank, in its normal course of business, sells certain residential mortgages which it originates to the Federal National Mortgage Association (“FNMA”). The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon. At December 31, 2007 and 2006, the Company had approximately $28.4 million and $28.7 million, respectively, in unpaid principal balances of loans that it services for FNMA. For the years ended December 31, 2007 and 2006, the Company sold $2.8 million and $2.6 million, respectively, in loans to FNMA and realized gains on those sales of $12 thousand and $10 thousand, respectively. The Company had a related asset of approximately $0.2 million for the servicing portfolio rights as of December 31, 2007 and 2006, respectively. There was $0.1 in loans held for sale at December 31, 2007 compared to none at December 31, 2006.
Income Taxes. Income taxes are accounted for under the asset and liability method under SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the periods in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense.
Net Income Per Share. Net income per common share is based on the weighted average number of shares outstanding during each year, retroactively adjusted for stock splits and stock dividends. Dilutive earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options. Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share. While the Company had no potential dilutive securities at December 31, 2007, there were 1,730 and 1,316 potentially dilutive shares of common stock for the years ended December 31, 2006 and 2005, respectively. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share,” these shares were not included in calculating diluted earnings per share. As of December 31, 2007, 2006, and 2005, there were 92 thousand, 59 thousand, and 59 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive.

Comprehensive Income. Comprehensive income includes both net income and other comprehensive income, including the change in unrealized gains and losses on securities available for sale, and the change in additional minimum liability related to pension costs, net of tax.
Employee Benefits. The Bank maintains a non-contributory, qualified, defined benefit pension plan (“Pension Plan”) that covers substantially all employees who meet certain age and service requirements. The actuarially determined pension benefit in the form of a life annuity is based on the employee’s combined years of service, age and compensation. The Bank’s policy is to fund the minimum amount required by government regulations.
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
Management recently completed an analysis of the Pension Plan and the 401(k) plan. Management considered industry trends, regional competition, as well as the new regulatory requirements involved in maintaining both a defined benefit pension plan, as well as the 401(k) plan. Based upon the analysis, there were significant changes made to the plans in order to remain competitive with the industry. Effective January 31, 2008, the Pension Plan was frozen. All benefits eligible participants have accrued in the plan to date will be retained. Employees will not continue to accrue additional benefits in the plan from that date. Employees will be eligible to receive these benefits at normal retirement age.
Stock-based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to that date, the Company recognized expense for stock-based compensation using the fair value method of accounting described in SFAS No. 123. Stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date value of the stock-based compensation that is expected to vest. Information on the determination of the estimated value of stock-based awards used to calculate stock-based compensation expense is included in Note 12 to “Notes to Consolidated Financial Statements.”
Advertising Costs. Advertising costs are expensed as incurred.
Loss Contingencies. Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
Financial Instruments with Off-Balance Sheet Risk. In the ordinary course of business, the Bank has entered into off-balance sheet financial arrangements consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when the transactions are executed.
Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits at other banks.
Cash and due from banks includes reserve balances that the Bank is required to maintain with Federal Reserve Banks. The required reserves are based upon deposits outstanding, and were approximately $1.2 million and $3.8 million at December 31, 2007 and 2006, respectively.
Reclassifications. Certain reclassifications have been made to the 2006 and 2005 financial statements to conform with the 2007 presentation.
ACCOUNTING CHANGES
Staff Accounting Bulletin No. 108 — In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” and “iron curtain” methods. The roll-over method, the method the Company historically used, focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron curtain method focuses primarily on the effect of correcting for the accumulated misstatements as of the balance sheet date, essentially correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the income statements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the roll-over and iron curtain methods. This framework is referred to as the “dual approach.” SAB 108 permits companies to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as an adjustment to the balance sheet as of the first day of the fiscal year with an offsetting adjustment recorded to opening retained earnings. Use of the cumulative effect transition method is not permitted for otherwise immaterial misstatements that may be identified by a company and requires such immaterial misstatements to be recorded in current period earnings.
The Company adopted SAB 108 as of January 1, 2006, and completed its analysis of uncorrected misstatements under the “dual approach,” concluding that certain adjustments were material under the iron curtain method, that were previously deemed to be immaterial under the rollover method. The Company sells loans to FNMA and retains the rights to service the loans. The Company had previously not recorded an asset for the servicing rights it retains for mortgages sold to FNMA totaling approximately $164 thousand. The Company has certain operating leases with rent escalation clauses. The Company historically has recorded rent expense based on statement annual rents rather than recognizing total rent expense under the agreements on a straight-line basis over the terms. The corresponding liability recognized to properly record the lease liability on a straight line basis was $139 thousand. Lastly, the Company has historically had an unsupported tax reserve of $30 thousand, which was reversed. As of January 1, 2006, the Company has increased retained earnings by approximately $43 thousand, increased other liabilities by approximately $139 thousand and increased other assets by approximately $182 thousand, net of tax effects, to address these items.
Accounting for Uncertainty in Income Taxes (FIN48). In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” to set out a consistent framework for tax preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No.109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50 percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company adopted FIN 48 as of January 1, 2007. There were no unrecognized tax benefits or penalties at the date of adoption.
The Internal Revenue Service (IRS) commenced examinations of the Company’s U.S. Federal income tax returns for 2003, 2004, and 2005 in the first quarter of 2007. The examination related to these returns was completed during the third quarter. There were no proposed adjustments that had a material impact on the Company’s financial position or results of operations. Interest on adjustments, if any, is included in income tax expense.
Accounting for Servicing of Financial Assets (SFAS 156). In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. Adoption of SFAS 156 on January 1, 2007 did not have a significant impact on the Company’s financial statements.
Accounting for Defined Benefit Pensions and Other Postretirement Benefits. In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Benefits” (SFAS 158). The Company adopted SFAS 158 as of December 31, 2006. In accordance with this standard, the Company recorded the funded status of each of its defined benefit pension and postretirement plans as an asset or liability on its Consolidated Balance Sheet with a corresponding offset, net of taxes, recorded in Accumulated Other Comprehensive Income (Loss) Within Stockholders’ Equity. SFAS 158 requires that plan assets and benefit obligations be measured as of the date of an employer’s fiscal year-end statement of financial position, thus eliminating the alternative of a measurement date that could be up to three months earlier. The Company currently has a fiscal year end of December 31 and a measurement date of September 30. For fiscal year-end 2008, the Company will need to measure the plan assets and benefit obligations at December 31, instead of September 30. The Company is currently evaluating the potential impact of changing the measurement date.

Split-Dollar Life Insurance. At its September 2006, meeting the Emerging Issues Tax Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion — 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company has endorsement split-dollar life insurance policies covering certain directors and employees, but none in which the Company shares a portion of the proceeds of the policy with the employee after retirement.
FUTURE APPLICATION OF ACCOUNTING STANDARDS
Fair Value Measurements (SFAS 157). In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This standard defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. In addition, SFAS 157 precludes the use of block discounts and supersedes the guidance in EITF 02-3, which prohibited the recognition of day-1 gains on certain derivative trades when determining the fair value of instruments not traded in an active market. With the adoption of this standard, these changes will be reflected as a cumulative effect adjustment to the opening balance of retained earnings. The standard also requires the Company to reflect its own credit standing when measuring the fair value of debt it has issued that is carried at fair value, including derivatives, prospectively from the date of adoption.
SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008, with earlier adoption permitted for the Company’s fiscal year beginning January 1, 2007. The Company did not early adopt FAS 157. The Company is currently evaluating the potential impact of adopting this standard.
Fair Value Option (SFAS 159). On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met.
SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of a company’s 2007 fiscal year was permissible, provided the company had not yet issued interim financial statements for 2007 and had adopted SFAS 157. The Company did not early adopt FAS 159. Adoption of SFAS 159 on January 1, 2008, did not have a significant impact on the Company’s financial statements.
Business Combinations (SFAS 141R). In December 2007, the FASB issues SFAS No. 141, “Business Combinations (Revised 2007)” (SFAS 141R). SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.
Non-controlling Interest in Consolidated Financial Statements (SFAS 160). In December 2007, the FASB issued SFAS 160, “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is often referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidate financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.
Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109). In November 2007, the SEC staff issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 is not expected to have a material impact on the Company’s financial statements.
2. SECURITIES
The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2007
	(in thousands)
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$14,182	$51	$(44)	$14,189
States and political subdivisions	34,822	838	(2)	35,658

Total debt securities	$49,004	$889	$(46)	$49,847

Mortgage-backed securities:
FNMA	8,190	13	(68)	8,135
FHLMC	7,096	2	(35)	7,063
GNMA	—	—	—	—
CMO’s	1,609	—	(22)	1,587

Total mortgage-backed securities	$16,895	15	(125)	16,785

FRB and FHLB Stock	3,512	—	—	3,512

Total	$69,411	$904	$(171)	$70,144

Held to Maturity:
Debt securities:
U.S. government agencies	$35	$—	$—	35
States and political subdivisions	2,231	—	—	2,231

Total	$2,266	$—	$—	$2,266

	2006
	(in thousands)
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$31,597	$—	$(706)	$30,891
States and political subdivisions	37,592	895	(49)	38,438

Total debt securities	$69,189	$895	$(755)	$69,329

Mortgage-backed securities:
FNMA	31,084	2	(918)	30,168
FHLMC	8,689	15	(256)	8,448
GNMA	1,085	—	(41)	1,044
CMO’s	21,517	—	(888)	20,629

Total mortgage-backed securities	$62,375	17	(2,103)	60,289

FRB and FHLB Stock	3,901	—	—	3,901

Total	$135,465	$912	$(2,858)	$133,519

Held to Maturity:
Debt securities:
U.S. government agencies	$35	$—	$—	$35
States and political subdivisions	4,176	—	—	4,176

Total	$4,211	$—	$—	$4,211

Available for sale securities with a total fair value of $65.8 million at December 31, 2007 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
The scheduled maturities of debt and mortgage-backed securities at December 31, 2007 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	Available for		Held to Maturity
	Sale Securities		Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Due in one year or less	$10,906	$10,866	$173	$173
Due after year one through five years	22,930	23,228	828	828
Due after five years through ten years	19,661	20,161	511	511
Due after ten years	12,402	12,377	754	754

Total	$65,899	$66,632	$2,266	$2,266

Realized gains and losses from $46.1 million, $2.1 million and $7.0 million gross sales on securities for the years ended December 31, 2007, 2006 and 2005, respectively, are summarized as follows:

	2007	2006	2005
	(in thousands)
Gross gains	$14	$140	$113
Gross losses	(2,313)	—	(6)

Net (loss) gain	$(2,299)	$140	$107

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2007 and 2006 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.
Information regarding unrealized losses within the Company’s available for sale securities is summarized below. The securities are all US government-guaranteed agency securities or fully insured municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

			2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)		(in thousands)		(in thousands)
Description of Securities
Debt securities
U.S. government agencies	$—	$—	$7,336	$(44)	$7,336	$(44)
States and political subdivisions	—	—	722	(2)	722	(2)

Total debt securities	$—	$—	$8,058	$(46)	$8,058	$(46)

Mortgage-backed securities
FNMA	$278	$(1)	$5,892	$(67)	$6,170	$(68)
FHLMC	215	(1)	5,702	(34)	5,917	(35)
GNMA	—	—	—	—	—	—
CMO’s	—	—	1,735	(22)	1,735	(22)

Total mortgage-backed securities	$493	$(2)	$13,329	$(123)	$13,822	$(125)

Total temporarily impaired Securities	$493	$(2)	$21,387	$(169)	$21,880	$(171)

			2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)		(in thousands)		(in thousands)
Description of Securities
Debt securities
U.S. government agencies	$5,927	$(84)	$20,964	$(622)	$26,891	$(706)
States and political subdivisions	135	—	5,732	(49)	5,867	(49)

Total debt securities	$6,062	$(84)	$26,696	$(671)	$32,758	$(755)

Mortgage-backed securities
FNMA	$1,996	$(4)	$27,662	$(914)	$29,658	$(918)
FHLMC	332	(4)	7,324	(252)	7,656	(256)
GNMA	—	—	1,044	(41)	1,044	(41)
CMO’s	—	—	20,622	(888)	20,622	(888)

Total mortgage-backed securities	$2,328	$(8)	$56,652	$(2,095)	$58,980	$(2,103)

Total temporarily impaired Securities	$8,390	$(92)	$83,348	$(2,766)	$91,738	$(2,858)

3. LOANS AND LEASES, NET
Major categories of loans and leases at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$68,553	$57,702
Commercial and multi-family	131,146	123,701
Construction	11,446	11,848
Second mortgages	9,452	8,625
Home equity lines of credit	16,926	18,147

Total mortgage loans on real estate	237,523	220,023

Direct financing leases	45,078	31,742
Commercial loans	34,563	29,589
Consumer loans	2,083	3,101
Other	3,983	3,997
Net deferred loan and lease origination costs	881	654

	324,111	289,106
Allowance for loan and lease losses	(4,555)	(3,739)

Loans and leases, net	$319,556	$285,367

Other loans include $0.4 million and $0.2 million at December 31, 2007 and 2006, respectively, of overdrawn deposit accounts classified as loans.
Changes in the allowance for loan and lease losses for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(in thousands)
Balance, beginning of year	$3,739	$3,211	$2,999
Provision for loan and lease losses	1,917	1,128	769
Recoveries	170	198	118
Loans and leases charged off	(1,271)	(798)	(675)

Balance, end of year	$4,555	$3,739	$3,211

Non-accrual loans totaled approximately $0.6 million and $0.6 million at December 31, 2007 and 2006, respectively. The allowance for loan and lease losses related to non-accrual loans was $0.1 million, $0.2 million and $0.2 million at December 31, 2007, 2006 and 2005, respectively. The average recorded investment in these loans during 2007, 2006 and 2005 was approximately $0.6 million; $1.5 million and $1.6 million, respectively. If such loans had been in an accruing status, the Bank would have recorded additional interest income of approximately $85 thousand; $83 thousand and $128 thousand in 2007, 2006 and 2005, respectively. Actual interest recognized on consolidated statements of income on non-accrual loans was $23 thousand, $41 thousand and $140 thousand in 2007, 2006 and 2005, respectively.
The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2007.
As of December 31, 2007 and 2006, the Bank had no other loans which were impaired as defined by SFAS No. 114.

The following lists the components of the net investment in direct financing leases as of December 31:

	2007	2006
	(in thousands)
Direct financing lease payments receivable	$54,326	$39,190
Estimated residual value of leased assets	471	318
Unearned income	(9,719)	(7,766)

Net investment in direct financing leases	$45,078	$31,742

Deferred fees related to direct financing leases were $0.2 million and $0.1 million at December 31, 2007 and 2006, respectively. The allowance for loan and lease losses allocated to direct financing leases was $1.4 million and $0.9 million at December 31, 2007 and 2006, respectively.
At December 31, 2007, minimum future lease payments to be received are as follows:

Year Ending December 31:
2008	$15,352
2009	13,950
2010	9,623
2011	4,680
2012	1,444
Thereafter	29

$45,078

As of December 31, 2007, there were $32.6 million in loans pledged to FHLB.
4. PROPERTIES AND EQUIPMENT
Properties and equipment at December 31 were as follows:

	2007	2006
	(in thousands)
Land	$268	$268
Buildings and improvements	9,384	9,204
Equipment	7,387	7,260
Construction in progress	113	3

	17,152	16,735
Less accumulated depreciation	(8,786)	(7,992)

Properties and equipment, net	$8,366	$8,743

Depreciation expense totaled $926 thousand in 2007, $879 thousand in 2006 and $834 thousand in 2005.

5. OTHER ASSETS
Other assets at December 31 were as follows:

	2007	2006
	(in thousands)
Net deferred tax asset	$2,085	$3,176
Accrued interest receivable	1,736	2,052
Prepaid expenses	361	535
Other	2,298	1,258

Total	$6,480	$7,021

6. GOODWILL AND INTANGIBLE ASSETS
The Company applies the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and discloses goodwill separate from other intangible assets in the Consolidated Balance Sheets.
The Company evaluates the carrying amount of goodwill for potential impairment on at least an annual basis.
Changes in the carrying amount of goodwill for the twelve-month period ended December 31, 2007 and 2006, by operating segment, are as follows:

	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)
Balance as of January 1, 2007	$1,902	$8,101	$10,003
Goodwill acquired during the period	43	—	43

Balance as of December 31, 2007	$1,945	$8,101	$10,046

	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)
Balance as of January 1, 2006	$1,538	$8,101	$9,639
Goodwill acquired during the period	364	—	364

Balance as of December 31, 2006	$1,902	$8,101	$10,003

Information regarding the Company’s other intangible assets at December 31 follows:

	Gross			Weighted Average
	Carrying	Accumulated		Amortization
2007	Amount	Amortization	Net	Period
		(in thousands)
Non-compete agreements	$688	$(596)	$92	5 years
Insurance expirations	4,193	(1,778)	2,415	7 years

Total	$4,881	$(2,374)	$2,507	7 years

	Gross			Weighted Average
	Carrying	Accumulated		Amortization
2006	Amount	Amortization	Net	Period
		(in thousands)
Non-compete agreements	$638	$(504)	$134	5 years
Insurance expirations	3,392	(1,228)	2,164	7 years

Total	$4,030	$(1,732)	$2,298	7 years

Amortization expense related to intangibles for the years ended December 31, 2007, 2006 and 2005 were $641 thousand; $563 thousand and $515 thousand, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending
December 31	Amount
(in thousands)
2008	$649
2009	473
2010	449
2011	399
2012	259
7. DEPOSITS
Time deposits, with minimum denominations of $100 thousand each, totaled $51.1 million and $80.2 million at December 31, 2007 and 2006, respectively. There were $0.4 million of overdraft accounts in deposits that have been reclassified to loans as of December 31, 2007.
At December 31, 2007, the scheduled maturities of time deposits are as follows:

(in thousands)
2008	$95,782
2009	25,705
2010	675
2011	6,491
2012	245
2013	128

$129,026

8. BORROWED FUNDS AND JUNIOR SUBORDINATED DEBENTURES
Borrowed funds mainly consisted of various advances from the Federal Home Loan Bank with interest rates ranging from 3.02% to 3.61%. The FHLB advances are collateralized by certain qualifying assets of $48.1 million at December 31, 2007. The maturities of other borrowed funds are as follows:

(in thousands)
2008	$33,980
2009	920
2010	112
2011	69
2012	—
Thereafter	13,000

Total	$48,081

Short-term borrowings outstanding at December 31, 2007 of $34.0 million consisted of an overnight line of credit with the Federal Home Loan Bank and federal funds purchased through one of the Bank’s correspondent banks. The Bank has the ability to borrow additional funds with the Federal Home Loan Bank based on the available securities collateral of the Bank, and to purchase additional federal funds through one of the Bank’s correspondent banks.
The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds	Other Short-Term
	Purchased	Borrowings	Total
		(dollars in thousands)
At December 31, 2007
Amount Outstanding	33,980	—	33,980
Weighted-average interest rate	3.62%	—	3.62%

For the year ended December 31, 2007
Highest amount at a month-end	33,980	—
Daily average amount outstanding	9,206	—	9,206
Weighted-average interest rate	5.08%	—	5.08%

At December 31, 2006
Amount Outstanding	24,753	—	24,753
Weighted-average interest rate	5.33%	—	5.33%

For the year ended December 31, 2006
Highest amount at a month-end	43,178	—
Daily average amount outstanding	16,718	—	16,718
Weighted-average interest rate	5.03%	—	5.03%

At December 31, 2005
Amount outstanding	37,135	—	37,135
Weighted-average interest rate	4.19%	—	4.19%

For the year ended December 31, 2005
Highest amount at a month-end	37,135	4,000
Daily average amount outstanding	8,287	647	8,934
Weighted-average interest rate	3.89%	2.49%	3.79%

On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 (the “Capital Securities”) classified on the Company’s consolidated balance sheets as Junior Subordinated Debentures. The distribution rate on the Capital Securities of the Trust adjust quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and was 7.35% at December 31, 2007.
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
The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trust to purchase $11.3 million aggregate liquidation amount of floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of the Company, due October 1, 2037, comprised of $11.0 million of capital securities and $330 thousand of common securities. The $330 thousand of common securities represent the initial capital contribution of the Company to the Trust, which, in accordance with the provision of FIN 46R “Consolidation of Variable Interest Entities,” has not been consolidated.

The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust. The interest rate payable on the Junior Subordinated Debentures was 7.35% at December 31, 2007.
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
10. COMPREHENSIVE INCOME (LOSS)
The following tables display the components of other comprehensive income (loss):

	2007
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)
Unrealized gains on investment securities:
Unrealized holding gains during period	$380	$(123)	$256
Less: reclassification adjustment for losses realized in net income	(2,299)	920	(1,379)

Net unrealized gain	2,679	(1,043)	1,636

Decrease in additional minimum pension liability	495	(198)	297

Net other comprehensive income	$3,174	$(1,241)	$1,933

	2006
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)
Unrealized gains on investment securities:
Unrealized holding gains during period	$284	$(112)	$172
Less: reclassification adjustment for gains realized in net income	140	(56)	84

Net unrealized gain	144	(56)	88

Decrease in additional minimum pension liability	140	(56)	84

Net other comprehensive income	$284	$(112)	$172

	2005
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)
Unrealized losses on investment securities:
Unrealized holding losses during period	$(2,962)	$1,152	$(1,810)
Less: reclassification adjustment for gains realized in net income	107	(43)	64

Net unrealized loss	(3,069)	1,195	(1,874)

Increase in additional minimum pension liability	(127)	51	(76)

Net other comprehensive loss	$(3,196)	$1,246	$(1,950)

11. EMPLOYEE BENEFITS AND DEFERRED COMPENSATION PLANS
Employees’ Pension Plan
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

Selected Financial Information for the Bank’s Employees’ Pension Plan is as follows:

	2007	2006
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,026	$3,444
Service cost	361	325
Interest cost	244	202
Assumption change	(415)	(155)
Actuarial gain	235	252
Benefits paid	(221)	(42)

Benefit obligations at end of year	4,230	4,026

Change in plan assets:
Fair value of plan assets at beginning of year	3,175	3,000
Actual return on plan assets	450	217
Employer contributions	482	—
Benefits paid	(221)	(42)

Fair value of plan assets at end of year	3,886	3,175

Funded status	(344)	(851)

Amount recognized in the Consolidated Balance Sheets consists of:
Accrued benefit liabilities	(344)	(851)

Amount recognized in Accumulated Other Comprehensive loss consist of:
Net actuarial loss	124	534
Prior service cost	(109)	(124)
Net transition asset	—	(3)

Net amount recognized in equity – pre-tax	$15	407

Net amount recognized on Consolidated Balance Sheets	(329)	(444)

Accumulated benefit obligation at year end	$3,282	$3,101

The Plan’s assets are primarily invested in equity and fixed income mutual funds. Valuations of the Pension Plan as shown above were conducted as of September 30, 2007 and 2006. Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2007	2006	2005
Weighted-average discount rate	6.35%	5.75%	5.50%
Rate of increase in compensation levels	4.75%	4.75%	4.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
The components of net periodic benefit cost consisted of the following:

	2007	2006	2005
	(in thousands)
Service cost	$361	$325	$290
Interest cost	244	202	175
Expected return on plan assets	(250)	(234)	(194)
Net amortization and deferral	12	12	(13)

Net periodic benefit cost	$367	$305	$258

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic cost in 2008 for amortization of prior service costs and actuarial loss will be $15 thousand, $6 thousand and $30 thousand, respectively.
The expected long-term rate of return on Pension Plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on plan targeted asset allocation. Equity and fixed income securities were assumed to earn returns in the ranges of 5.5% to 12.5% and 4.5% to 6.0%, respectively. When these overall return expectations are applied to the Pension Plan’s targeted allocation, the expected rate of return is determined to be 7.50%, which is approximately the mid-point of the range of expected return. The weighted average asset allocation of the Pension Plan at September 30, 2007 and 2006, the Pension Plan measurement date, was as follows:

	2007	2006
Asset category:
Equity mutual funds	65.6%	63.6%
Fixed income security mutual funds	34.4%	36.4%

	100.0%	100.0%

The Company’s targeted long-term asset allocation on average will approximate 60%-70% with equity managers and 30%-40% with fixed income managers. This allocation is consistent with the Company’s goal of diversifying the Pension Plan assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements. The Company’s management regularly reviews the Pension Plan’s actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. The Company’s management believes that 7.50% is a reasonable long-term rate of return on the Pension Plan’s Qualified Plan assets. The Company’s management will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary. The Company’s required minimum contribution to the Pension Plan for the 2007 plan year was approximately $98 thousand.
The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has increased from 5.75% at September 30, 2006 to 6.35% at September 30, 2007 (or the measurement date), for the Company’s defined benefit pension plan.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
2008	$102
2009	113
2010	152
2011	205
2012	251
Years 2013-2017	1,611
Supplemental Executive Retirement Plan
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

Selected financial information for the SERP is as follows:

	2007	2006
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,828	$2,830
Service cost	56	117
Interest cost	164	151
Actuarial loss	(20)	(177)
Benefits paid	(193)	(93)

Benefit obligations at end of year	2,835	2,828

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Contributions to the plan	193	93
Benefits paid	(193)	(93)

Fair value of plan assets at end of year	—	—

Funded status	(2,835)	(2,828)

Amounts recognized in the Consolidated Balance Sheet consists of:
Accrued benefit liability	(2,835)	(2,828)

Amount recognized in Accumulated other Comprehensive loss consist of:
Net actuarial loss	386	434
Prior service cost	317	373

Net amount recognized in equity – pre-tax	703	807

Net amount recognized on Consolidated Balance Sheets	(2,132)	(2,021)

Accumulated benefit obligation at year end	$2,520	$2,437

Valuations of the SERP liability, as shown above, were conducted as of December 31, 2007 and 2006. Assumptions used by the Bank in both years in the determination of SERP information consisted of the following:

	2007	2006	2005
Weighted-average discount rate	6.25%	5.75%	5.50%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Salary scale	5.00%	5.00%	5.00%
The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has increased from 5.75% at December 31, 2006 to 6.25% at December 31, 2007 (or the measurement date) for the SERP.
The components of net periodic benefit cost consisted of the following:

	2007	2006	2005
	(in thousands)
Service cost	$56	$117	$104
Interest cost	164	151	148
Net amortization and deferral	84	82	78

Net periodic benefit cost	$304	$350	$330

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2008 for prior service costs and actuarial loss will be $71 thousand and $15 thousand, respectively.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
2008	$193
2009	193
2010	193
2011	305
2012	305
2013-2017	1,510
Other Compensation Plans
The Company also maintains a non-qualified deferred compensation plan for certain directors. Expenses under this plan were approximately $51 thousand in 2007, $55 thousand in 2006 and $82 thousand in 2005. The estimated present value of the benefit obligation included in other liabilities was $0.8 million at December 31, 2007 and 2006. This obligation is indirectly funded by life insurance contracts naming the Bank as beneficiary. The increase in cash surrender value is included in other non-interest income on the Consolidated Statements of Income.
Effective April 1, 2003, the Company implemented a non-qualified deferred compensation plan whereby certain directors and certain officers may defer a portion of their base pre-tax compensation. Additionally, effective April 1, 2003, the Company implemented a non-qualified executive incentive retirement plan, whereby the Company will defer on behalf of certain officers a portion of their base compensation, as well as an incentive award based upon Company performance, until retirement or termination of service, subject to certain vesting arrangements. Expenses under these plans were approximately $138 thousand in 2007, $96 thousand in 2006 and $69 thousand in 2005. The benefit obligation, included in other liabilities in the Company’s Consolidated Balance Sheets, was $1.1 million and $0.8 million at December 31, 2007 and 2006, respectively.
Many of the benefit plans are indirectly funded by Bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $10.8 million and $10.1 million at December 31, 2007 and 2006, respectively. Increases in cash surrender value are included in the “Other Non-Interest Income” financial statement line on the Company’s Consolidated Statements of Income. Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries.
The Bank also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements. The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit, with a matching contribution by the Bank equal to 1% of the employees’ base compensation plus 25% of the employees’ contribution up to 4% of their annual salary. The Bank can also make discretionary contributions to the 401(k) Plan. The Company’s expense under this plan was approximately $89 thousand, $84 thousand and $76 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.
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
12. STOCK-BASED COMPENSATION
At December 31, 2007, the Company had two stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with SFAS No.123(R). The compensation cost charged against income for those plans was $131 thousand, $93 thousand, and $183 thousand for 2007, 2006 and 2005, respectively, included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income. All stock option expense is amortized on a straight-line basis over the expected vesting term. In addition, expense for director options was recognized to reflect $0, $0 and $71 thousand in 2007, 2006 and 2005, respectively, as part of “Other” expense in the Company’s Consolidated Statements of Income. There was a tax benefit for the directors’ options of $28 thousand for 2005. The net compensation cost recorded for the directors’ options was $43 thousand for 2005.
Fixed Stock Option Plan
Under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan, as amended (the “Option Plan”), the Company may grant options or restricted stock to officers, directors and key employees for up to 289,406 shares of common stock (as adjusted for stock dividends). Under the Option Plan, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. The Company normally issues shares out of its treasury for any options exercised. The options have vesting schedules from 1 1/2 years through 9 years. At December 31, 2007, there were a total of 209,140 shares available for grant under the Option Plan. All share and per share amounts within this note have been adjusted retroactively to reflect the effect of stock dividends, including the number and exercise price of shares subject to option under the terms of the Option Plan.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005; dividend yield of 2.89%; expected volatility (based on historical data) of 20.06%; risk-free interest rate of 4.24%; and expected life of 6.53. The weighted average fair value of options granted during the year were $4.63 per share in 2005. The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grant made in 2005. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends, and the expectation of paying dividends in the foreseeable future. No options were granted in 2006 or 2007. Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $89 thousand.
Stock options activity for 2007 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
Balance, December 31, 2006	82,057	$21.35
Granted	—	—
Exercised	—	—
Expired	(8,150)	20.95
Forfeited	(500)	22.00

Balance, December 31, 2007	73,407	21.39	6.52	$0

Exercisable, December 31, 2007	37,124	$21.77	6.34	$0
In 2007, there were 2,500 restricted shares granted under the Plan. A summary of the status of the Company’s restricted shares as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Balance, December 31, 2006
Granted	2,500	$19.77
Vested	—
Forfeited	—
Balance, December 31, 2007	2,500	$19.77
As of December 31, 2007, there was $15 thousand of total unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over the first 4 months of 2008. No shares vested during the year ended December 31, 2007.

During fiscal years 2007, 2006 and 2005, the following activity occurred under the Company’s plans:

(in thousands)	2007	2006	2005
Total intrinsic value of stock options exercised	$—	$—	$—
Total fair value of stock awards vested	$5	$18	$78
Employee Stock Purchase Plan
On February 18, 2003, the Board of Directors of the Company adopted the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2007, there were 67,853 shares of common stock available to issue to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. The Company grants options on January 1 and July 1 of each year during the term of the Purchase Plan. The purchase price of the stock is 85% of the lower of its price on the grant date or the exercise date. During fiscal 2007, approximately 43% of eligible employees participated in the Purchase Plan. Under the Purchase Plan, the Company issued 11,137 and 10,873 shares to employees in 2007 and 2006, respectively. Compensation cost is recognized for the fair value of the employees; purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2007, 2006 and 2005, respectively: dividend yield of 3.46%, 3.08% and 2.79%; expected life of six months; expected volatility of 15.13%, 20.84% and 22.84%; risk-free interest rates of 5.06%, 4.73% and 3.04%. The weighed average fair value of those purchase rights granted in 2007, 2006 and 2005 was $5.68, $6.23 and $6.82 per share, respectively. The compensation cost that has been charged against income for the Purchase Plan was $63 thousand, $63 thousand and $70 thousand for 2007, 2006 and 2005, respectively.
13. INCOME TAXES
The components of the provision for income taxes were as follows:

	2007	2006	2005
		(in thousands)
Income taxes currently payable	$1,195	$2,134	$1,863
Deferred tax benefit	(144)	(291)	(102)

Net provision	$1,051	$1,843	$1,761

The Company’s provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Tax provision at statutory rate	$1,502	34%	$2,301	34%	$2,237	34%
Decrease in taxes resulting from:
Tax-exempt income	(538)	(12)	(602)	(9)	(722)	(11)
Tax-exempt insurance proceeds	—	—	—	—	(32)	(1)
State taxes, net of federal benefit	92	2	162	3	184	3
Other items, net	(5)	—	(18)	(1)	94	2

Provision for income taxes	$1,051	24%	$1,843	27%	$1,761	27%

At December 31, 2007 and 2006 the components of the net deferred tax asset were as follows:

	2007	2006
	(in thousands)
Deferred tax assets:
Pension premiums	$1,204	$1,432
Allowance for loan losses	1,644	1,337
Net unrealized losses on securities	—	758
Deferred compensation	748	644
Stock options granted	82	83
Leases	80	67

Gross deferred tax assets	$3,758	$4,321

Deferred tax liabilities:
Depreciation and amortization	$849	$659
Prepaid expenses	480	420
Net unrealized gains on securities	284	—
Mortgage servicing asset	60	66

Gross deferred tax liabilities	$1,673	$1,145

Net deferred tax asset	$2,085	$3,176

The net deferred tax asset at December 31, 2007 and 2006 is included in “other assets” in the accompanying Consolidated Balance Sheets.
In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2007.
14. RELATED PARTY TRANSACTIONS
The Bank has entered into loan transactions with certain directors, significant shareholders and their affiliates (related parties) in the ordinary course of its business. The aggregate amount of loans to such related parties on December 31, 2007 was $5.6 million and $4.5 million at 2006. During 2007, there were $3.2 million of advances and new loans to such related parties, and repayments amounted to $2.1 million. Terms of these loans have prevailing market pricing that would be offered to a similar customer base.
15. CONTINGENT LIABILITIES AND COMMITMENTS
The Consolidated Financial Statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at December 31, 2007 and 2006 is as follows:

	2007	2006
	(in thousands)
Commitments to extend credit	$63,319	$65,556
Standby letters of credit	2,623	2,516

Total	$65,942	$68,072

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
The Company leases certain offices, land and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $526 thousand in 2008; $507 thousand in 2009; $391 thousand in 2010; $352 thousand in 2011; $370 thousand in 2012; and $3.8 million thereafter. The rental expense under operating leases contained in the Company’s Consolidated Statements of Income included $597 thousand, $528 thousand and $499 thousand in 2007, 2006 and 2005, respectively.
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
17. SEGMENT INFORMATION
The Company is comprised of two primary business segments: banking and insurance agency activities. The reportable segments are separately managed and their performance is evaluated based on net income. The banking business segment includes both commercial and consumer banking services, including a wide array of lending and depository services. The banking business segment also includes direct financing leasing of commercial small-ticket general business equipment. The insurance agency segment includes the activities of selling various premium-based insurance policies on a commission basis, including business and personal insurance, surety bonds, risk management, life, disability and long-term care coverage, as well as providing claims adjusting services to various insurance companies and offering non-deposit investment products, such as annuities and mutual funds. All sources of segment specific revenues and expenses attributed to management’s definition of net income. Revenues from transactions between the two segments are not significant. The accounting policies of the segments are the same as those described in Note 1.

The following table sets forth information regarding these segments for the years ended December 31, 2007, 2006 and 2005.

	2007
	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)
Net interest income (expense)	$17,118	$(443)	16,675
Provision for loan and lease losses	1,917	—	1,917

Net interest income (expense) after provision for loan losses	15,201	(443)	14,758

Non-interest income	4,593	—	4,593
Insurance services and fees	—	6,549	6,549
Net loss on sales of securities	(2,299)	—	(2,299)
Non-interest expense	14,496	4,686	19,182

Income before income taxes	2,999	1,420	4,419
Income taxes	483	568	1,051

Net income	$2,516	$852	$3,368

	2006
	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)
Net interest income (expense)	$15,321	$(474)	14,847
Provision for loan and lease losses	1,128	—	1,128

Net interest income (expense) after provision for loan losses	14,193	(474)	13,719

Non-interest income	4,167	—	4,167

Insurance services and fees	—	6,466	6,466
Net gain on sales of securities	140	—	140
Non-interest expense	13,154	4,574	17,728

Income before income taxes	5,346	1,418	6,764
Income taxes	1,276	567	1,843

Net income	$4,070	$851	$4,921

	2005
	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)
Net interest income (expense)	$14,776	$(399)	14,377
Provision for loan and lease losses	769	—	769

Net interest income (expense) after provision for loan losses	14,007	(399)	13,608

Non-interest income	3,892	—	3,892
Insurance services and fees	—	6,377	6,377
Net gain on sales of securities	107	—	107
Non-interest expense	12,784	4,620	17,404

Income before income taxes	5,222	1,358	6,580
Income taxes	1,218	543	1,761

Net income	$4,004	$815	$4,819

	December 31, 2007	December 31, 2006
	(in thousands)
Identifiable Assets, Net
Banking activities	$430,184	$461,486
Insurance agency activities	12,545	12,408

Consolidated Total Assets	$442,729	$473,894

18. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
Cash and Cash Equivalents. For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
Interest Bearing Deposits at Other Banks. The carrying amount of Interest Bearing Deposits at Other Banks approximates fair value due to their short-term nature.
Securities. For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. See Note 2, “Securities” for further information regarding unrealized gains and losses in the securities portfolio.
Loans Receivable. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, net of the appropriate portion of the allowance for loan losses. For variable rate loans, the carrying amount is a reasonable estimate of fair value.
Deposits. The fair value of demand deposits, NOW accounts, Muni-vest and regular savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowed Funds. The fair value of the short-term portion of other borrowed funds approximates its carrying value. The fair value of the long-term portion of other borrowed funds is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Junior Subordinated Debentures. The carrying amount of Junior Subordinated Debentures is a reasonable estimate of fair value due to the fact that they bear a floating interest rate that adjusts on a quarterly basis.
Commitments to extend credit and standby letters of credit. As described in Note 15 “Contingent Liabilities and Commitments,” the Company was a party to financial instruments with off-balance sheet risk at December 31, 2007 and 2006. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 2007 and 2006 approximates the recorded amounts of the related fees, which are not considered material.
At December 31, 2007 and 2006, the estimated fair values of the company’s financial instruments were as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$12,604	$12,604	$12,592	$12,592

Securities	$72,410	$72,410	$137,730	$137,730

Loans and leases, net	$319,556	$320,009	$285,367	$281,520

Financial liabilities:
Deposits	$325,829	$327,009	$355,749	$356,576

Borrowed funds and securities sold under agreements to repurchase	$51,906	$51,555	$58,183	$57,092

Junior Subordinated Debentures	$11,330	$11,330	$11,330	$11,330

19. REGULATORY MATTERS
The Company is subject to the dividend restrictions set forth by the FRB and the OCC. Under such restrictions, the Company may not, without the prior approval of the FRB and the OCC, declare dividends in excess of the sum of the current year’s earnings (as defined in FRB regulations) plus the retained earnings (as defined in FRB regulations) from the prior two years.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations). Management believes as of December 31, 2007 and 2006, that the Company and the Bank met all capital adequacy requirements to which it is subject.
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

The Company’s and the Bank’s actual capital amounts and ratios were as follows:

	2007
	(dollars in thousands)
							Minimum to be Well
							Capitalized Under
					Minimum for Capital		Prompt Corrective
	Company		Bank		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$48,453	14.3%	$43,289	12.9%	$27,041	8.0%	$33,802	10.0%

Tier I Capital (to Risk Weighted Assets)	$44,224	13.1%	$39,103	11.7%	$13,521	4.0%	$20,281	6.0%

Tier I Capital (to Average Assets)	$44,224	10.0%	$39,103	9.0%	$18,038	4.0%	$22,547	5.0%

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

20. PARENT COMPANY ONLY FINANCIAL INFORMATION
Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:
CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands)
ASSETS

Cash	$523	$84
Other equity securities	330	330
Investment in subsidiaries	53,790	50,459

Total assets	$54,643	$50,873

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Junior subordinated debentures	$11,330	$11,330
Other liabilities	10	—

Total liabilities	11,340	11,330

STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	$43,303	$39,543

Total liabilities and stockholders’ equity	$54,643	$50,873

CONDENSED STATEMENTS OF INCOME

	December 31,
	2007	2006	2005
	(in thousands)
Dividends from subsidiaries	$4,205	$3,600	$2,940
Expenses	(1,429)	(1,144)	(836)

Income before equity in undistributed earnings of subsidiaries	2,776	2,456	2,104

Equity in undistributed earnings of subsidiaries	592	2,465	2,715

Net income	$3,368	$4,921	$4,819

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2007	2006	2005
	(in thousands)
Operating Activities:
Net income	$3,368	$4,921	$4,819
Adjustments to reconcile net income to net cash provided by operating activities:
Change in other equity securities	—	—	—
Undistributed earnings of subsidiaries	(592)	(2,465)	(2,715)

Net cash provided by operating activities	2,776	2,456	2,104

Investing Activities:

Net cash used by investing activities	—	—	—

Financing Activities:
Cash dividends paid, net	(1,952)	(1,855)	(1,764)
Purchase of Treasury stock	(385)	(565)	(460)

Net cash used in financial activities	(2,337)	(2,420)	(2,224)

Net increase (decrease) in cash	439	36	(120)

Cash beginning of year	84	48	168

Cash ending of year	$523	$84	$48

21. QUARTERLY FINANCIAL DATA — UNAUDITED

(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2007
Interest income	$7,201	$7,094	$7,400	$7,142
Interest expense	2,829	2,856	3,206	3,272

Net interest income	4,372	4,238	4,194	3,870
Net income	805	1,415	(139)	1,287
Earnings per share basic	0.29	0.52	(0.05)	0.47
Earnings per share diluted	0.29	0.52	(0.05)	0.47

2006
Interest income	$6,983	$6,828	$6,519	$6,214
Interest expense	3,138	3,100	2,889	2,570

Net interest income	3,845	3,728	3,630	3,644
Net income	1,162	1,282	1,071	1,406
Earnings per share basic	0.43	0.47	0.39	0.52
Earnings per share diluted	0.43	0.47	0.39	0.52

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.
Item 9A. CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures. Based upon their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), David J. Nasca, President and Chief Executive Officer (principal executive officer), and Gary A. Kajtoch, Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control Over Financial Reporting appears at “Item 8. Financial Statements and Supplementary Financial Data” of this Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(c)	Attestation Report of the Registered Public Accounting Firm. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” at page 45, “Item 8. Financial Statements and Supplementary Financial Data” of this Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(d)	Changes in Internal Control Over Financial Reporting. No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
Not Applicable

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated herein by reference to the material under the captions, “Information Regarding Directors, Director Nominees and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and to the discussion of director nominees and the Audit Committee under the caption “Board of Director Committees” in the Company’s definitive proxy statement relating to its 2007 annual meeting of shareholders to be held on April 24, 2008 (the “Proxy Statement”).
Item 11. EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to the material under the captions, “Director Compensation,” Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.
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
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The information called for by this item as to beneficial ownership is incorporated herein by reference to the material under the captions “Security Ownership of Management and Certain Beneficial Owners “ in the Proxy Statement.
Equity Compensation Plans. All equity compensation plans were approved by shareholders. Shown below is certain information as of December 31, 2007 concerning the shares of the Company’s common stock that may be issued under existing equity compensation plans.

	Number of	Weighted-	Number of
	securities to	average	securities
	be issued	exercise	remaining
	upon exercise	price of	available for
	of outstanding	outstanding	future issuance
	options	options	under the plans
Equity Comensation Plan Approved by Security Holders	(#)	($)	(#) (1)
Evans Bancorp, Inc. 1999 Employee Stock Option and Long-Term Incentive Plan	73,407	21.39	209,140
Evans Bancorp, Inc. Employee Stock Purchase Plan	—	—	67,853

(1) This column excludes shares reflected under the column “Number of Securities to be issued upon exercise of outstanding options.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to the material under the captions, “Information Regarding Directors, Director Nominees and Executive Officers” and “Transactions with Related Persons” in the Proxy Statement.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is incorporated herein by reference to the material under the caption, “Independent Auditors” in the Proxy Statement.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report on Form 10-K:
1.	Financial statements: The following audited consolidated financial statements and notes thereto and the material under the caption “Reports of Independent Registered Public Accounting Firm” on pages 44 and 45 in Part II, Item 8. of this Report on Form 10-K are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (internal control over financial reporting)
Report of Independent Registered Public Accounting Firm (consolidated financial statements)
Consolidated Balance Sheets — December 31, 2007 and 2006
Consolidated Statements of Income — Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flow — Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

2.	All other financial statement schedules are omitted because they are not applicable or the required information is included in the Company’s Consolidated Financial Statements or Notes thereto included in Part II, Item 8. of this Report on Form 10-K.

3.	Exhibits

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3a of the Company’s Registration Statement on Form S-4 (Registration No. 33-25321), as filed on November 7, 1988).

3.1.1	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 1997, as filed on May 14, 1997).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2.1 of the Company’s Current Report on Form 8-K filed on December 26, 2007).

4.1	Indenture between the Company, as Issuer, and Wilmington Trust Company, as Trustee, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

4.2	Form of Floating Rate Junior Subordinated Debt Security due 2034 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

4.3	Amended and Restated Declaration of Trust of Evans Capital Trust I, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

4.4	Guarantee Agreement of the Company, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

10.1	Evans Bancorp Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (Registration No. 333-106655, as filed on June 30, 2003).

10.2	Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

10.3	Evans Bancorp, Inc. Dividend Reinvestment Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-3D (Registration No. 333-123678, as filed on March 30, 2005).

10.4*	Employment Agreement between Evans National Bank and William R. Glass (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the fiscal year ended December 31, 1997, as filed on March 30, 1998).

10.5*	Specimen 1984 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).

Exhibit No.	Exhibit Description
10.6*	Specimen 1989 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).

10.7*	Summary of Provisions of Director Deferred Compensation Agreements (incorporated by reference to Exhibit 10.7 of the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).

10.8*	Employment Agreement between ENB Insurance Agency, Inc. and Robert Miller (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed on February 26, 2007).

10.9*	Amendment to Annual Bonus Formula for Robert Miller (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed on February 25, 2008).

10.10*	Employment Agreement among Evans Bancorp, Inc., Evans National Bank and David J. Nasca dated as of December 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 7, 2006).

10.11*	Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

10.12*	First Amendment to the Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).

10.13*	Evans National Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

10.14*	Evans National Bank Deferred Compensation Plan for Officers and Directors (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

10.15*	Form of Supplemental Executive Retirement Participatory Agreement incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.16*	Form of Deferred Compensation Participatory Agreement incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.17*	Form of Executive Life Insurance Split-Dollar Endorsement Participatory Agreement incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.18*	Employment Agreement between Evans National Bank and Gary A. Kajtoch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed on April 23, 2007).

10.19*	Restricted Stock Agreement between Evans Bancorp, Inc. and David J. Nasca (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed on April 23, 2007).

10.20*	Letter Agreement Regarding Insurance Coverage for James Tilley (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed March 28, 2005).

23.1	Independent Registered Public Accounting Firm’s Consent from KPMG LLP (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title18, United States Code, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title18, United States Code, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized:

EVANS BANCORP, INC.

By:	/s/ David J. Nasca David J. Nasca,
President and Chief Executive Officer
Date: March 21, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
President and Chief Executive
Officer/Director
/s/ David J. Nasca David J. Nasca	(Principal Executive Officer	March 21, 2008

/s/ Gary A. Kajtoch Gary A. Kajtoch	Treasurer (Principal Financial Officer)	March 21, 2008

/s/ John B. Connerton John B. Connerton	Principal Accounting Officer	March 21, 2008

/s/ Phillip Brothman Phillip Brothman	Chairman of the Board/Director	March 21, 2008

/s/ Thomas H. Waring, Jr. Thomas H. Waring, Jr.	Vice Chairman of the Board/Director	March 21, 2008

/s/ James E. Biddle, Jr. James E. Biddle, Jr.	Director	March 21, 2008

/s/ Kenneth C. Kirst Kenneth C. Kirst	Director	March 21, 2008

/s/ Mary Catherine Militello Mary Catherine Militello	Director	March 21, 2008

/s/ Robert G. Miller, Jr. Robert G. Miller, Jr.	Director	March 21, 2008

/s/ John R. O’Brien John R. O’Brien	Director	March 21, 2008

/s/ David M. Taylor David M. Taylor	Director	March 21, 2008

/s/ James Tilley James Tilley	Director	March 21, 2008

/s/ Nancy W. Ware Nancy W. Ware	Director	March 21, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3a of the Company’s Registration Statement on Form S-4 (Registration No. 33-25321), as filed on November 7, 1988).

3.1.1	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 1997, as filed on May 14, 1997).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2.1 of the Company’s Current Report on Form 8-K filed on December 26, 2007).

4.1	Indenture between the Company, as Issuer, and Wilmington Trust Company, as Trustee, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

4.2	Form of Floating Rate Junior Subordinated Debt Security due 2034 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

4.3	Amended and Restated Declaration of Trust of Evans Capital Trust I, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

4.4	Guarantee Agreement of the Company, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

10.1	Evans Bancorp Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (Registration No. 333-106655, as filed on June 30, 2003).

10.2	Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 of the Company’s Registration Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

10.3	Evans Bancorp, Inc. Dividend Reinvestment Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-3D (Registration No. 333-123678, as filed on March 30, 2005).

10.4*	Employment Agreement between Evans National Bank and William R. Glass (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the fiscal year ended December 31, 1997, as filed on March 30, 1998).

10.5*	Specimen 1984 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).

10.6*	Specimen 1989 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).

10.7*	Summary of Provisions of Director Deferred Compensation Agreements (incorporated by reference to Exhibit 10.7 of the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).

10.8*	Employment Agreement between ENB Insurance Agency, Inc. and Robert Miller (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed on February 26, 2007).

10.9*	Amendment to Annual Bonus Formula for Robert Miller (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed on February 25, 2008).

10.10*	Employment Agreement among Evans Bancorp, Inc., Evans National Bank and David J. Nasca dated as of December 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 7, 2006).

10.11*	Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

10.12*	First Amendment to the Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).

10.13*	Evans National Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

Exhibit No.	Exhibit Description
10.14*	Evans National Bank Deferred Compensation Plan for Officers and Directors (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

10.15*	Form of Supplemental Executive Retirement Participatory Agreement incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.16*	Form of Deferred Compensation Participatory Agreement incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.17*	Form of Executive Life Insurance Split-Dollar Endorsement Participatory Agreement incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.18*	Employment Agreement between Evans National Bank and Gary A. Kajtoch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed on April 23, 2007).

10.19*	Restricted Stock Agreement between Evans Bancorp, Inc. and David J. Nasca (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed on April 23, 2007).

10.20*	Letter Agreement Regarding Insurance Coverage for James Tilley (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed March 28, 2005).

23.1	Independent Registered Public Accounting Firm’s Consent from KPMG LLP (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title18, United States Code, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title18, United States Code, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.