Form 10-Q
period 2008-03-31
EVANS BANCORP INC
filed 2008-05-14
CIK 842518

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-18539
EVANS BANCORP, INC.

(Exact name of registrant as specified in its charter)

New York	16-1332767

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14 - 16 North Main Street, Angola, New York 14006

(Address of principal executive offices)
(Zip Code)
(716) 926-2000

(Registrant’s telephone number, including area code)
Not applicable

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $.50 par value 2,748,699 shares as of May 1, 2008

INDEX
EVANS BANCORP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007

ASSETS
Cash and due from banks	$13,558	$12,335
Interest-bearing deposits at banks	395	269
Securities:
Available for sale, at fair value	71,432	70,144
Held to maturity, at amortized cost	2,177	2,266
Loans and leases, net of allowance for loan and lease losses of $4,752 in 2008 and $4,555 in 2007	334,902	319,556
Properties and equipment, net	8,252	8,366
Goodwill	10,046	10,046
Intangible assets	2,346	2,507
Bank-owned life insurance	10,817	10,760
Other assets	6,508	6,480

TOTAL ASSETS	$460,433	$442,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$73,257	$69,268
NOW	9,956	10,141
Regular savings	86,052	92,864
Muni-vest	27,253	24,530
Time	147,051	129,026

Total deposits	343,569	325,829

Securities sold under agreement to repurchase	5,097	3,825
Other short-term borrowings	27,401	33,980
Other liabilities	10,666	10,361
Junior subordinated debentures	11,330	11,330
Long-term borrowings	18,381	14,101

Total liabilities	416,444	399,426

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value; 10,000,000 shares authorized; 2,756,731 and 2,756,731 shares issued, respectively, and 2,737,997 and 2,751,698 shares outstanding, respectively	1,378	1,378
Capital surplus	26,417	26,380
Retained earnings	16,188	15,612
Accumulated other comprehensive income, net of tax	323	16
Less: Treasury stock, at cost (18,734 and 5,033 shares, respectively)	(317)	(83)

Total stockholders’ equity	43,989	43,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$460,433	$442,729

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2008	2007

INTEREST INCOME
Loans and leases	$6,174	$5,600
Interest bearing deposits at banks	4	87
Securities:
Taxable	320	1,012
Non-taxable	399	443

Total interest income	6,897	7,142
INTEREST EXPENSE
Deposits	1,957	2,704
Other borrowings	389	350
Junior subordinated debentures	193	218

Total interest expense	2,539	3,272
NET INTEREST INCOME	4,358	3,870
PROVISION FOR LOAN AND LEASE LOSSES	557	315

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	3,801	3,555

NON-INTEREST INCOME:
Bank charges	532	471
Insurance service and fees	2,134	2,129
Net loss on sales of securities	—	(1)
Premium on loans sold	1	1
Bank-owned life insurance	57	140
Pension curtailment	328	—
Other	479	405

Total non-interest income	3,531	3,145
NON-INTEREST EXPENSE:
Salaries and employee benefits	2,872	2,668
Occupancy	626	603
Supplies	67	78
Repairs and maintenance	146	139
Advertising and public relations	108	88
Professional services	267	252
Amortization of intangibles	162	144
Other insurance	82	90
Other	758	870

Total non-interest expense	5,088	4,932

INCOME BEFORE INCOME TAXES	2,244	1,768
INCOME TAXES	651	481

NET INCOME	$1,593	$1,287

Net income per common share-basic	$0.58	$0.47

Net income per common share-diluted	$0.58	$0.47

Cash dividends per common share	$0.37	$0.34

Weighted average number of common shares	2,748,515	2,730,499

Weighted average number of diluted shares	2,748,876	2,731,925

See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2007	$1,373	$26,160	$14,196	$(1,917)	$(269)	$39,543

Comprehensive income:
Net Income			1,287			1,287
Unrealized gain on available for sale securities, net of reclassification adjustment of $(1) and tax effect of $(176)				275		275
Amortization of prior service cost and net loss, net tax effect $(8)				13		13

Total comprehensive income						1,575

Cash dividends ($0.34 per common share)			(928)			(928)

Stock options expense		24				24

Purchased 3,500 shares for treasury					(73)	(73)

Balance, March 31, 2007	$1,373	$26,184	$14,555	$(1,629)	$(342)	$40,141

Balance, January 1, 2008	$1,378	$26,380	$15,612	$16	$(83)	$43,303

Comprehensive income:
Net Income			1,593			1,593
Unrealized gain on available for sale securities, net of tax effect of $(190)				298		298
Pension curtailment adjustment net of tax effect of $7				9		9

Total comprehensive income						1,900

Cash dividends ($0.37 per common share)			(1,017)			(1,017)
Stock options expense		37				37
Purchased 13,701 shares for treasury					(234)	(234)

Balance, March 31, 2008	$1,378	$26,417	$16,188	$323	$(317)	$43,989

See Notes to Unaudited Consolidated Financial Statements

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(in thousands)

	Three Months Ended
	March 31,
	2008	2007

OPERATING ACTIVITIES:
Interest received	$6,837	$7,120
Fees received	3,073	2,854
Interest paid	(2,674)	(3,327)
Cash paid to employees and suppliers	(4,171)	(3,674)
Income taxes paid	(372)	(20)
Proceeds from sale of loans held for resale	496	527
Originations of loans held for resale	(733)	(1,014)

Net cash provided by operating activities	2,456	2,466

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(27,989)	(63,938)
Proceeds from sales	—	575
Proceeds from maturities	27,293	47,258
Held to maturity securities:
Purchases	(15)	(24)
Proceeds from maturities	105	93
Additions to properties and equipment	(87)	(195)
Increase in loans, net of repayments	(15,836)	(5,133)
Cash paid on earn-out agreements	(40)	(202)

Net cash used in investing activities	(16,569)	(21,566)

FINANCING ACTIVITIES:
Proceeds from borrowings	13,272	7,848
Repayments of short-term borrowings	(14,267)	(8,926)
Repayments of long-term borrowings	(32)	(2,190)
Increase in deposits	17,740	24,189
Dividends paid	(1,017)	—
Purchase of treasury stock	(234)	(73)

Net cash provided by financing activities	15,462	20,848

Net increase in cash and equivalents	1,349	1,748

CASH AND CASH EQUIVALENTS:
Beginning of period	12,604	12,592

End of period	$13,953	$14,340

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(in thousands)

	Three Months Ended
	March 31,
	2008	2007

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income	$1,593	$1,287

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	402	519
Deferred tax benefit	(4)	(122)
Provision for loan and lease losses	557	315
Net loss on sales of securities	—	1
Premiums on loans sold	(1)	(1)
Stock options expense	37	24
Proceeds from sale of loans held for resale	496	527
Originations of loans held for resale	(733)	(1,014)
Changes in assets and liabilities affecting cash flow:
Other assets	327	561
Other liabilities	(218)	369

NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,456	$2,466

See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

2.	SECURITIES

Securities which the Company has the positive ability and intent to hold to maturity are stated at amortized cost. Securities which the Company has identified as available-for-sale are stated at fair value with unrealized gains and losses excluded from earnings and reported net of deferred income taxes, in accumulated other comprehensive income, a component of stockholders’ equity. Available-for-sale securities are shown at fair value which includes an unrealized gain of $1.2 million as of March 31, 2008, and $0.7 million as of December 31, 2007, respectively. As of March 31, 2008 the securities portfolio did not contain any other than temporary declines in fair value.

3.	FAIR VALUE MEASUREMENTS

As of January 1, 2008, the Company adopted on a prospective basis certain required provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. SFAS 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements- Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

Cash equivalents, short term investments and long-term investments that are classified as available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in Other Comprehensive Income. The fair value measurement of these instruments are measured using quoted prices for identical instruments in active markets, which is defined as Level 2 inputs. All other financial assets and liabilities, including held to maturity securities, loans and leases, deposits, securities sold under agreement to repurchase, other short-term borrowings, junior subordinated debentures, and long-term borrowings are carried at either amortized cost or historical proceeds. The adoption of SFAS 157 did not have significant impact on our consolidated financial statements. The Company did not elect to adopt SFAS 157 for acquired non-financial assets and assumed non-financial liabilities.

4.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses represents the amount charged against the Bank’s earnings to establish an allowance for probable loan and lease losses based on the management of the Bank’s evaluation of the loan and lease portfolio at the balance sheet date. Factors considered by the Bank’s management in establishing the allowance include: the collectibility of individual loans and leases, current loan and lease concentrations, charge-off history, delinquent loan and lease percentages, input from regulatory agencies and general economic conditions.

On a quarterly basis, management of the Bank meet to review and determine the adequacy of the allowance for loan and lease losses. In making this determination, the Bank’s management analyzes the ultimate collectibility of the loans and leases in its portfolio by incorporating feedback provided by the Bank’s internal loan and lease staff, an independent internal loan and lease review function and information provided by examinations performed by regulatory agencies.

The analysis of the allowance for loan and lease losses is composed of three components: specific credit allocation, general portfolio allocation and a subjective allocation. The specific credit allocation includes a detailed review of the credit in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures,” and allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the historical loss experience of the loan or lease category.

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

The following table sets forth information regarding the allowance for loan and lease losses for the three month periods ended March 31, 2008 and 2007.

Allowance for loan and lease losses

	Three months ended
	March 31,
	2008	2007
	(in thousands)

Beginning balance, January 1	$4,555	$3,739
Charge-offs:
Commercial	—	(23)
Real estate	(1)	—
Installment loans	(1)	(1)
Overdrafts	(12)	(7)
Direct financing leases	(401)	(170)

Total charge-offs	(415)	(201)

Recoveries:
Commercial	9	4
Real estate	—	—
Installment loans	1	1
Overdrafts	5	5
Direct financing leases	40	22

Total recoveries	55	32

Net charge-offs	(360)	(169)

Provision for loan and lease losses	557	315

Ending balance, March 31	$4,752	$3,885

Ratio of net charge-offs to average total loans and leases outstanding (annualized)	0.44%	0.23%

5.	PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. The Company’s potential dilutive securities included 361 and 1,426 dilutive shares for the three month period ended March 31, 2008 and 2007, respectively. On February 21, 2008, the Company declared a cash dividend of $0.37 per share.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. As of March 31, 2008 and 2007, there were approximately 96 thousand and 55 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive.

6.	TREASURY STOCK

During the quarter ended March 31, 2008 the Company repurchased 13,701 shares of common stock at an average cost of $17.05 per share, pursuant to the Company’s publicly announced common stock repurchase program.

7.	SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three periods ended March 31, 2008 and 2007.

	Three Months Ended
	March 31, 2008
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$4,449	($91)	$4,358
Provision for loan and lease losses	557	—	557

Net interest income (expense) after provision for loan and lease losses	3,892	(91)	3,801
Non-interest income	1,397	—	1,397
Insurance service and fees	—	2,134	2,134
Non-interest expense	3,795	1,293	5,088

Income before income taxes	1,494	750	2,244
Income tax provision	360	291	651

Net income	$1,134	$459	$1,593

	Three Months Ended
	March 31, 2007
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$3,990	($120)	$3,870
Provision for loan and lease losses	315	—	315

Net interest income (expense) after provision for loan and lease losses	3,675	(120)	3,555
Non-interest income	1,016	—	1,016
Insurance service and fees	—	2,129	2,129
Non-interest expense	3,783	1,149	4,932

Income before income taxes	908	860	1,768
Income tax provision	137	344	481

Net income	$771	$516	$1,287

8.	CONTINGENT LIABILITIES AND COMMITMENTS

The unaudited consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities consist of commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at March 31, 2008 and 2007 is as follows:

	2008	2007
	(in thousands)
Commitments to extend credit	$64,721	$72,687
Standby letters of credit	2,614	1,992

Total	$67,335	$74,679

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

The Company is subject to possible litigation proceedings in the normal course of business. As of March 31, 2008, there were no claims pending against the Company that management considered to be material.

9.	RECLASSIFICATIONS

Certain reclassifications have been made to the 2007 unaudited consolidated financial statements to conform with the presentation used in 2008.

10.	NET PERIODIC BENEFIT COSTS

On January 31, 2008, the Bank froze its defined benefit pension plan. The plan covered substantially all Company employees. The plan provides benefits that are based on the employees’ compensation and years of service. Under the freeze, eligible employees will receive the benefits already earned through January 31, 2008 at retirement, but will not be able to accrue any additional benefits. As a result, service cost will no longer be incurred.

The Bank used an actuarial method of amortizing prior service cost and unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortized method the Bank used recognized the prior service cost and net gains or losses over the average remaining service period of active employees. The freezing of the defined benefit pension plan was considered a curtailment. This resulted in the elimination of the unrecognized prior service cost and the unrecognized net loss. The elimination of those two components resulted in a $328 thousand gain for the three months ended March 31, 2008.

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

	Three months ended March 31,
	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2008	2007	2008	2007

Service cost	$—	$91	$15	$15
Interest cost	59	61	44	40
Expected return on plan assets	(73)	(62)	—	—
Amortization of prior service cost	—	(4)	14	14
Amortization of the net loss	—	7	4	4

Net periodic benefit cost	($14)	$93	$77	$73

11.	RECENT ACCOUNTING PRONOUNCEMENTS
FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 in an effort to improve the transparency of financial reporting of derivative and hedging activities. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133, Reporting Comprehensive Income and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not currently engage in derivative and hedging activities.
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
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The Company’s Unaudited Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principals and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Company’s Unaudited Consolidated Financial Statements and Notes. These estimates, assumptions and judgments are based on information available as of the date of the Unaudited Consolidated Financial Statements. Accordingly, as this information changes, the Unaudited Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques. Refer to Note 3 in Item 1 of this report for further detail on fair value measurement.
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
Allowance for Loan and Lease Losses
The allowance for loan and lease losses represents management’s estimate of probable losses in the Company’s loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the Unaudited Consolidated Balance Sheets. Note 1 to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K describes the methodology used to determine the allowance for loan and lease losses.
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
ANALYSIS OF FINANCIAL CONDITION
Loan and Lease Activity
      Total loans and leases grew to $339.7 million at March 31, 2008, reflecting a $15.6 million or 4.8% increase from December 31, 2007. Gross loans and leases are net of $9.8 million and $9.7 million of unearned income on direct financing leases as of March 31, 2008 and December 31, 2007. Commercial loans and leases totaled $242.8 million at March 31, 2008, reflecting a $14.4 million or 6.3% increase from December 31, 2007. Growth in commercial real estate loans of $11.4 million or 7.7% was largely responsible for the increase from December 31, 2007 to March 31, 2008. Direct finance leases increased $2.3 million or 5.1% from December 31, 2007. Direct finance leases are sold through a national channel of brokers with whom the Company has had long standing relations and finance small commercial equipment. Direct leases carry a higher risk than the rest of the loan portfolio, but also provide a higher return. Management employs strict underwriting standards in selecting credits for this portion of the portfolio. The loan composition strategy is to maintain the direct lease portfolio at an optimum percentage of the loan portfolio that weights the risk involved in this type of credit.
      Consumer loans totaled $95.9 million at March 31, 2008, reflecting a $1.0 million, or 1.1%, increase from December 31, 2007. Real estate loans increased $0.6 million, or 1.1%, from December 31, 2007 to March 31, 2008. The Bank continues to sell certain fixed rate residential mortgages originated below a designated interest level to the Federal National Mortgage Association (“FNMA”), while maintaining the servicing rights for those mortgages. During the three month periods ended March 31, 2008 and 2007, the Bank sold mortgages to FNMA totaling $0.5 million. At March 31, 2008, the Bank had a loan servicing portfolio principal balance of $28.2 million upon which it earns servicing fees, as compared to $28.4 million at December 31, 2007.
Loan and Lease Portfolio Composition
      The following table presents selected information on the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated.

	March 31, 2008		December 31, 2007
	(in thousands)	Percentage	(in thousands)	Percentage
Commercial Loans and Leases
Real Estate	$159,718	47.0%	$148,257	45.7%
Installment	19,232	5.7%	18,502	5.7%
Direct Financing Leases	47,410	14.0%	45,078	13.9%
Lines of Credit	16,380	4.8%	16,446	5.1%
Cash Reserve	72	0.0%	71	0.0%

Total Commercial Loans and Leases	242,812	71.5%	228,354	70.4%

Consumer Loans
Real Estate	57,083	16.8%	56,529	17.5%
Home Equity	36,498	10.7%	36,035	11.1%
Installment	1,841	0.5%	1,858	0.6%
Overdrafts	266	0.1%	379	0.1%
Other	254	0.1%	75	0.0%

Total Consumer Loans	95,942	28.2%	94,876	29.3%
Net Deferred Costs &
Unearned Discounts	900	0.3%	881	0.3%

Total Loans and Leases	339,654	100.0%	324,111	100.0%

Allowance for Loan and Lease Losses	(4,752)		(4,555)

Loans and Leases, net	$334,902		$319,556

     Net loan and lease charge-offs were $360 thousand in the three month period ended March 31, 2008 as compared to $169 thousand in the same period of 2007, largely due to the seasoning of the lease portfolio. Non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled 0.13% of total loans and leases outstanding at March 31, 2008 as compared to 0.22% at December 31, 2007. The allowance for loan and lease losses totaled $4.8 million or 1.40% of total loans and leases outstanding at March 31, 2008 as compared to $4.6 million or 1.41% of total loans and leases at December 31, 2007.
     The adequacy of the Company’s allowance for loan and lease losses is reviewed quarterly by the Company’s management with consideration given to loan and lease concentrations, charge-off history, delinquent loan and lease percentages, and general economic conditions. Management believes the allowance for loan and lease losses is adequate for losses from existing loans and leases.

     The following table sets forth information regarding non-performing loans and leases as of the dates specified.

	March 31, 2008	December 31, 2007
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate
Residential 1— 4 family	$—	$—
Commercial and multi-family	101	112
Construction	—	—
Second mortgages	—	—
Home equity lines of credit	—	—

Total mortgage loans on real estate	101	112

Direct financing leases	136	215

Commercial loans	136	224

Consumer installment loans
Personal	—	—
Credit cards	—	—
Other	—	—

Total consumer installment loans	272	439

Total non-accruing loans and leases	$373	$551

Accruing loans and leases 90+ days past due	52	163

Total non-performing loans and leases	425	714

Total non-performing loans and leases as a percentage of total assets	0.09%	0.16%
Total non-performing loans and leases as a percentage of total loans and leases	0.13%	0.22%
     For the three month period ended March 31, 2008, gross interest income that would have been reported on non-accruing loans and leases had they been current was $10 thousand. There was $10 thousand of interest income included in net income for the three month periods ended March 31, 2008, on non-accruing loans and leases.
Investing Activities
     Total securities increased to $73.6 million at March 31, 2008, reflecting a $1.2 million or 1.7% change from December 31, 2007. Securities and interest-bearing deposits at banks made up 18.0% of the Bank’s total average interest earning assets in the first quarter of 2008 compared to 33.2% in the first quarter of 2007. The decline in the securities portfolio is a result of the Company’s strategy to de-lever a portion of its balance sheet. The Company sold $45 million in securities in June 2007.
     The Bank continues to have a large concentration in tax-advantaged municipal bonds, which make up 51.5% of the portfolio at March 31, 2008 compared with 52.3% at December 31, 2007; and U.S. government-sponsored agency bonds of various types, which comprise 27.3% of the portfolio at March 31, 2008 versus 19.6% at December 31, 2007. Mortgage-backed securities comprise 16.5% at March 31, 2008 compared with 23.2% as of December 31, 2007. As a member of both the Federal Reserve System and the Federal Home Loan Bank of New York, the Bank is required to hold stock in those entities. These investments made up 4.7% of the portfolio at March 31, 2008 versus 4.9% of the portfolio at December 31, 2007. The credit quality of the securities portfolio is believed to be strong, with 97.0% of the securities portfolio carrying the equivalent of a Moody’s rating of Aaa.

     The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. Management believes the average expected life of the securities portfolio is 2.4 years as of March 31, 2008 which is consistent with expected life of the portfolio as of December 31, 2007. Available-for-sale securities with a total fair value of $66.6 million at March 31, 2008 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
Funding Activities
     Total deposits at March 31, 2008 were $343.6 million, reflecting a $17.7 million or 5.4% increase from December 31, 2007. Demand deposit growth from December 31, 2007 of $4.0 million, or 5.8%, to $73.3 million is largely based on fluctuation due to customers’ funding needs on a daily basis. The loss of average demand deposits in the three month period ended March 31, 2008 from the first quarter of 2007 reflects the difficulty in growing core deposits in the current competitive environment. Much of the overall deposit increase is attributable to an increase in time deposits of $18.0 million, or 14.0%, to $147.1 million at March 31, 2008. In the latter part of the quarter, the Company purchased $9.2 million in brokered certificates of deposit in an attempt to lock in low rates for extended terms. Also, as interest rates declined in the first quarter, customers shifted from lower rate savings deposits to higher rate time deposits in an attempt to earn better yields. Savings deposits declined $6.8 million, or 7.3%, from December 31, 2007 to $86.1 million at March 31, 2008. Muni-vest balances increased $2.7 million, or 11.1%, from December 31, 2007 to $27.3 million at March 31, 2008 due to seasonal fluctuations.
     Short-term borrowings from other correspondent banks and the Federal Home Loan Bank of New York decreased from $34.0 million at December 31, 2007 to $27.4 million at March 31, 2008, while long-term borrowings increased from $14.1 million to $18.4 million. The Federal Reserve continued to cut its target rate for federal funds in the first quarter of 2008 in light of a sluggish economy. By the end of the first quarter, the target rate stood at 2.25%. Compared to historical norms, interest rates were at a lower than usual level in the first quarter, prompting the Company to lock in relatively low rates for a longer period of time, resulting in the increase in long-term borrowings and the decrease in short-term borrowings.

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

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$322,168	$6,174	7.67%	$286,986	$5,600	7.81%
Taxable securities	32,944	320	3.89%	94,387	1,012	4.29%
Tax-exempt securities	36,848	399	4.33%	41,241	443	4.30%
Interest bearing deposits at banks	703	4	2.28%	7,062	87	4.93%

Total interest-earning assets	392,663	6,897	7.03%	429,676	7,142	6.65%

Non interest-earning assets:

Cash and due from banks	12,029			10,987
Premises and equipment, net	8,322			8,708
Other assets	29,628			29,558

Total Assets	442,642			$478,929

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$10,401	$15	0.58%	$12,057	$6	0.20%
Regular savings	86,758	256	1.18%	88,254	252	1.14%
Muni-Vest savings	24,433	177	2.90%	47,927	518	4.32%
Time deposits	136,084	1,509	4.44%	157,473	1,928	4.90%
Other borrowed funds	43,246	378	3.50%	34,000	336	3.95%
Junior subordinated debentures	11,330	193	6.81%	11,330	218	7.70%
Securities sold U/A to repurchase	5,513	11	0.80%	7,445	14	0.75%

Total interest-bearing liabilities	317,765	$2,539	3.20%	358,486	$3,272	3.65%

Noninterest-bearing liabilities:
Demand deposits	69,996			70,935
Other	10,792			9,451

Total liabilities	398,553			$438,872
Stockholders’ equity	44,089			40,057

Total Liabilities and Equity	442,642			$478,929

Net interest earnings		$4,358			$3,870

Net yield on interest earning assets			4.44%			3.60%

Interest rate spread			3.83%			3.00%

Net Income
Net income for the first quarter of 2008 was $1.59 million, or $0.58 per diluted share, up $0.31 million, or 23.8%, from net income of $1.29 million, or $0.47 per diluted share, in the first quarter of 2007. Return on average equity improved to 14.45% for the quarter compared with 12.85% in last year’s first quarter. The results included a one-time gain for the curtailment of the Company’s defined benefit pension plan of $0.33 million ($0.20 million after-tax), or $0.07 per diluted share. The plan was frozen in the first quarter and the Company enhanced the benefits offered in its 401(k) savings plan. The rest of the increase in net income is largely attributable to net interest income growth.
“Net operating” income (as defined in the following supplemental non-GAAP disclosure) is net income adjusted for what management considers to be “non-operating” items. Net operating income for the first quarter of 2008 was $1.69 million, or $0.62 per diluted share, up $0.32 million, or 23.0%, from net operating income of $1.38 million, or $0.50 per diluted share, in the first quarter of 2007.
Supplemental Reporting of Non-GAAP Results of Operations
To provide investors with greater visibility of the Company’s operating results, in addition to the results measured in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company provides supplemental reporting on “net operating income”, which excludes items that management believes to be non-operating in nature. Specifically, “net operating income” excludes gains and losses on the sale of securities and the amortization of acquisition-related intangible assets. This non-GAAP information is being disclosed because management believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company’s financial performance, its performance trends, and financial position. While the Company’s management uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies.
See the reconciliation of net operating income and diluted net operating earnings per share to net income and diluted earnings per share in the following table:
Reconciliation of GAAP Net Income to Net Operating Income

	3 months ended
	March 31
(in thousands, except per share)	2008	2007	Change

GAAP Net Income	$1,593	$1,287	23.8%

(Gain) loss on sale of securities*	—	1
Amortization of acquisition-related intangibles*	99	88

Net operating income	$1,692	$1,376	23.0%

GAAP diluted earnings per share	$0.58	$0.47	23.4%

(Gain) loss on sale of securities*	—	—
Amortization of acquisition-related intangibles*	0.04	0.03

Diluted net operating earnings per share	$0.62	$0.50	24.0%

*	After any tax-related effect

Other Operating Results
Net interest income for the three month period ended March 31, 2008 was $4.4 million, an increase of $0.5 million, or 12.6% over the same period in 2007. There are several factors driving the increase. First, there has been strong growth in the Company’s commercial loan portfolio, particularly its leasing portfolio. Second, there has been a benefit to net interest income from the de-leverage of the balance sheet in June 2007 of low-earning investment securities and high-cost borrowings. Third, the Company has benefited from a decline in market interest rates as the Federal Reserve has cut its target federal funds rate by 300 bps since September 2007 to 2.25% at the end of March 2008.
The net interest margin for the three month period ended March 31, 2008 was 4.44%, compared to 4.36% in the linked quarter and 3.60% in the first quarter of 2007. The return on interest earning assets in the three month period ended March 31, 2008 decreased 15 basis points from the linked quarter, but increased 38 basis points compared to the prior year first quarter. The decrease from the fourth quarter of 2007 is due to the decreased yield earned on variable rate loans and short-term investment securities. The increase over the prior year first quarter of 2007 is due to the reduction in lower-yielding investment securities and a greater concentration of the loan portfolio being in higher-yielding direct financing leases. The cost of interest-bearing liabilities was 3.20% in the first quarter of 2008, compared to 3.52% in the linked quarter and 3.65% in the first quarter of 2007. The drop in market interest rates resulted in lower rates paid on most funding sources, particularly muni-vest savings, time deposits, and short-term borrowings. Interest free funds contributed 61 basis points to the net interest margin in the three month period ended March 31, 2008, compared to 70 basis points in the fourth quarter of 2007, and 60 basis points in the first quarter of 2007. Year-over-year, the Company’s average demand deposits are slightly down by $0.9 million to $70.0 million. On a linked quarter basis, demand deposits are down $6.9 million. In the fourth quarter, the Company had a temporary influx of demand deposits from a municipality, resulting in the more significant decrease from the linked quarter.
The provision for loan and lease losses for the three month period ended March 31, 2008 increased to $557 thousand from $315 thousand in 2007 as a result of increased charge-offs, additional reserves needed for the growth in the leasing portfolio, and loan growth. The ratio of net charge-offs to average loans and leases increased from 0.23% in the first quarter of 2007, and from 0.33% in the fourth quarter of 2007, to 0.44% in the first quarter of 2008. Nearly all of the charge-offs were in the leasing portfolio. This increase in charge-offs was expected to occur as the leasing portfolio seasoned since the formation of ENL in 2005. As charge-offs have increased, the Company has also increased the reserve for leases.
Non-interest income was $3.5 million for the three month period ended March 31, 2008. This is an increase of $0.4 million from $3.1 million in the same period of 2007. Much of the increase was a result of the recognition of gain on the curtailment of the Company’s pension plan of $0.3 million after freezing its defined benefit pension plan effective January 31, 2008. The Company also had an increase in deposit service charges of $61 thousand, or 13.0%, to $532 thousand and in other income of $74 thousand, or 18.3%. The increase in other income was largely due to fees from the cashing of tax refund checks for customers. These increases were offset by a decline in bank-owned life insurance (“BOLI”) income from $140 thousand in the first quarter of 2007 to $57 thousand in the three month period ended March 31, 2008. BOLI income declined due to the worsening performance of the equity investments insurance companies use to back the policies. The largest component of non-interest income is the Company’s insurance fee revenue, which was $2.1 million in the first quarter of 2008. This was flat to the amount of revenue earned in the same period of the prior year.
Non-interest expense was $5.1 million for three month period ended March 31, 2008, an increase of $0.2 million, or 3.2%, from the same period in 2007. Salary and employee benefit expense for the three month period ended March 31, 2008 increased $0.2 million, or 7.6%, to $2.9 million for the quarter due to merit increases, an enhanced incentive compensation system, increased contributions to the 401(k) savings plan and the addition of new employees in sales and retail operations as well as through the acquisition of an insurance agency in July 2007, somewhat offset by savings related to the freezing of the defined benefit pension plan. Other expenses decreased for the three month period ended March 31, 2008 largely as a result of a loss related to a branch operational error in processing checks incurred in the first quarter of 2007.
Income tax expense totaled $651 thousand for the three month period ended March 31, 2008. The effective tax rate for the period was 29.0%, compared with 27.2% in the prior year. The increase in the effective rate is a result of tax-exempt income such as interest earned on municipal bonds and the increase in value of bank-owned life insurance being a smaller portion of total income. The Company records an effective tax rate for the period that will be reflective of the projected annual tax rate based on expected supportable tax positions.
CAPITAL
The Company has consistently maintained regulatory capital ratios at, or above, federal “well capitalized” standards. Equity as a percentage of assets was 9.6% at March 31, 2008, down slightly from 9.8% at December 31, 2007. Book value per outstanding common share was $16.07 at March 31, 2008, compared to $15.74 at December 31, 2007. Total stockholders’ equity was $44.0 million at March 31, 2008, up from $43.3 million at December 31, 2007. The increase is primarily attributable to total comprehensive income of $1.9 million in the first three months of 2008, offset by $1.0 million in dividends.
LIQUIDITY
The Company utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the Federal Home Loan Bank (“FHLB”) the Bank is able to borrow funds at competitive rates. Advances of up to $35.0 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market. Additionally, the Company has access to capital markets as a funding source.
The cash flows from the investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At March 31, 2008, approximately 25.8% of the Bank’s securities had contractual maturity dates of one year or less and approximately 51.9% had maturity dates of five years or less. At March 31, 2008, the Company had net short-term liquidity of $17.0 million as compared to $28.2 million at December 31, 2007. Available assets of $76.4 million, divided by public and purchased funds of $160.2 million, resulted in a long-term liquidity ratio of 48% at March 31, 2008, compared to 51% at December 31, 2007.
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
     Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Bank’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Bank to interest rate risk, which occurs when assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Bank is subject to the effects of changing interest rates. The Bank measures interest rate risk by calculating the variability of net interest income in the future periods under various interest rate scenarios using projected balances for interest-earning assets and interest-bearing liabilities. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income to changes in net interest rates. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans, and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analysis of market values of the Bank’s financial instruments and changes to such market values given changes in the interest rates.
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
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

	Calculated (decrease) increase
	in projected annual net interest income
	(in thousands)
	March 31, 2008	December 31, 2007
Changes in interest rates

+200 basis points	(311)	(676)
+100 basis points	(152)	(333)

-100 basis points	35	394
-200 basis points	(87)	629
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
ITEM 4 — CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2008 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table includes all Company repurchases of its common stock, made on a monthly basis during the period covered by this Report, including those made pursuant to publicly announced plans or programs.

			Total number of
			shares purchased as	Maximum number of
	Total number	Average price	part of publicly	shares that may yet be
	of shares	paid	announced plans or	purchased under the
Period	purchased	per share	programs	plans or programs

January 2008 (January 1, 2008 through January 31, 2008)	—	—	—	90,800
February 2008 (February 1, 2008 through February 29, 2008)	2,701	$17.07	2,701	88,099
March 2008 (March 1, 2008 through March 31, 2008)	11,000	$17.05	11,000	77,099

Total	13,701	$17.05	13,701

All of the foregoing shares were purchased in open market transactions. On August 21, 2007 the Board of Directors authorized the Company to repurchase up to 100,000 shares over the next two years, unless the program is terminated earlier. The Company did not make any repurchases during the quarter ended March 31, 2008 other than pursuant to this publicly announced program.

ITEM 6 — EXHIBITS

Exhibit No.	Name	Page No.

10.1	Summary of Compensation Arrangements of Certain Officers and Directors	26

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	27

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	28

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	29

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	30

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE	Evans Bancorp, Inc.
May 14, 2008	/s/ David J. Nasca
David J. Nasca
President and CEO (Principal Executive Officer)

DATE
May 14, 2008	/s/ Gary A. Kajtoch
Gary A. Kajtoch
Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Name	Page No.

10.1	Summary of Compensation Arrangements of Certain Officers and Directors	26

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	27

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	28

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	29

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	30