Form 10-Q
period 2008-06-30
EVANS BANCORP INC
filed 2008-08-13
CIK 842518

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2008

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
Common Stock, $.50 par value 2,755,274 shares as of August 1, 2008

INDEX
EVANS BANCORP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$16,031	$12,335
Interest-bearing deposits at banks	653	269
Securities:
Available for sale, at fair value	64,978	70,144
Held to maturity, at amortized cost	2,079	2,266
Loans and leases, net of allowance for loan and lease losses of $5,059 in 2008 and $4,555 in 2007	360,961	319,556
Properties and equipment, net	8,512	8,366
Goodwill	10,046	10,046
Intangible assets	2,180	2,507
Bank-owned life insurance	10,968	10,760
Other assets	8,331	6,480

TOTAL ASSETS	$484,739	$442,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$76,947	$69,268
NOW	16,691	10,141
Regular savings	107,845	92,864
Muni-vest	17,952	24,530
Time	152,025	129,026

Total deposits	371,460	325,829

Securities sold under agreement to repurchase	4,342	3,825
Other short-term borrowings	23,083	33,980
Other liabilities	10,877	10,361
Junior subordinated debentures	11,330	11,330
Long-term borrowings	18,349	14,101

Total liabilities	439,441	399,426

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value; 10,000,000 shares authorized; 2,759,700 and 2,756,731 shares issued, respectively, and 2,755,274 and 2,751,698 shares outstanding, respectively	1,380	1,378
Capital surplus	26,459	26,380
Retained earnings	17,573	15,612
Accumulated other comprehensive (loss) income, net of tax	(39)	16
Less: Treasury stock, at cost (4,426 and 5,033 shares, respectively)	(75)	(83)

Total stockholders’ equity	45,298	43,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$484,739	$442,729

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
in thousands, except share and per share amounts)

	Three Months Ended
	June 30
	2008	2007
INTEREST INCOME
Loans and leases	$6,434	$6,094
Interest bearing deposits at banks	3	10
Securities:
Taxable	320	861
Non-taxable	392	435

Total interest income	7,149	7,400
INTEREST EXPENSE
Deposits	1,866	2,670
Other borrowings	299	313
Junior subordinated debentures	154	223

Total interest expense	2,319	3,206
NET INTEREST INCOME	4,830	4,194
PROVISION FOR LOAN AND LEASE LOSSES	675	345

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	4,155	3,849
NON-INTEREST INCOME:
Bank charges	540	548
Insurance service and fees	1,617	1,423
Net gain (loss) on sales of securities	7	(2,302)
Premium on loans sold	4	4
Bank-owned life insurance	151	177
Other	493	439

Total non-interest income	2,812	289
NON-INTEREST EXPENSE:
Salaries and employee benefits	2,837	2,621
Occupancy	578	525
Supplies	62	73
Repairs and maintenance	143	140
Advertising and public relations	102	133
Professional services	254	273
Technology and communications	290	255
Amortization of intangibles	166	142
Other insurance	84	90
Other	526	460

Total non-interest expense	5,042	4,712

INCOME (LOSS) BEFORE INCOME TAXES	1,925	(574)
INCOME TAX PROVISION (BENEFIT)	540	(435)

NET INCOME (LOSS)	$1,385	($139)

Net income (loss) per common share-basic	$0.50	$(0.05)

Net income (loss) per common share-diluted	$0.50	$(0.05)

Cash dividends per common share	$0.00	$0.00

Weighted average number of common shares	2,748,771	2,743,819

Weighted average number of diluted shares	2,750,563	2,743,819

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(in thousands, except share and per share amounts)

	Six Months Ended
	June 30,
	2008	2007
INTEREST INCOME
Loans and leases	$12,608	$11,694
Interest bearing deposits at banks	7	97
Securities:
Taxable	641	1,873
Non-taxable	791	878

Total interest income	14,047	14,542
INTEREST EXPENSE
Deposits	3,823	5,373
Other borrowings	689	663
Junior subordinated debentures	347	441

Total interest expense	4,859	6,477
NET INTEREST INCOME	9,188	8,065
PROVISION FOR LOAN AND LEASE LOSSES	1,232	660

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	7,956	7,405
NON-INTEREST INCOME:
Bank charges	1,072	1,019
Insurance service and fees	3,751	3,552
Net gain (loss) on sales of securities	7	(2,303)
Premium on loans sold	5	5
Bank-owned life insurance	208	317
Pension curtailment	328	—
Other	972	843

Total non-interest income	6,343	3,433
NON-INTEREST EXPENSE:
Salaries and employee benefits	5,709	5,289
Occupancy	1,204	1,128
Supplies	129	151
Repairs and maintenance	290	279
Advertising and public relations	210	220
Professional services	522	525
Technology and communications	565	519
Amortization of intangibles	328	286
Other insurance	165	180
Other	1,009	1,067

Total non-interest expense	10,131	9,644

INCOME BEFORE INCOME TAXES	4,168	1,194
INCOME TAX PROVISION	1,190	46

NET INCOME	$2,978	$1,148

Net income per common share-basic	$1.08	$0.42

Net income per common share-diluted	$1.08	$0.42

Cash dividends per common share	$0.37	$0.34

Weighted average number of common shares	2,748,643	2,737,232

Weighted average number of diluted shares	2,749,645	2,737,914

See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2007	$1,373	$26,160	$14,196	$(1,917)	$(269)	$39,543

Comprehensive income:
Net Income			1,148			1,148

Unrealized gain on available-for-sale securities, net of reclassification of loss of $1,413 (after tax) and tax effect of ($629)				985		985
Amortization of prior service cost and net loss, net tax effect ($17)				26		26

Total comprehensive income						2,159

Cash dividends ($0.34 per common share)			(928)			(928)

Stock options expense		56				56

Reissued 8,747 shares treasury stock under dividend reinvestment plan		(21)			195	174

Reissued 2,500 shares of restricted stock		(53)			53	—

Issued 7,983 shares treasury stock	4	161				165

Reissued 4,689 shares treasury stock under employee stock purchase plan		(20)			101	81

Purchased 9,300 shares for treasury					(189)	(189)

Balance, June 30, 2007	$1,377	$26,283	$14,416	$(906)	$(109)	$41,061

Balance, January 1, 2008	$1,378	$26,380	$15,612	$16	$(83)	$43,303

Comprehensive income:
Net Income			2,978			2,978

Unrealized loss on available-for-sale securities, net of tax effect of $65				(101)		(101)

Amortization of prior service cost and net loss				37		37

Pension curtailment adjustment net of taxes $7				9		9

Total comprehensive income						2,923

Cash dividends ($0.37 per common share)			(1,017)			(1,017)

Stock options expense		74				74

Reissued 7,733 shares treasury stock under dividend reinvestment plan		(12)			130	118

Issued 2,969 shares under dividend reinvestment plan	2	44				46

Reissued 6,575 shares treasury stock under employment stock purchase plan		(27)			112	85

Purchased 13,701 shares for treasury					(234)	(234)

Balance, June 30, 2008	$1,380	$26,459	$17,573	$(39)	$(75)	$45,298

See Notes to Unaudited Consolidated Financial Statements

PART I—FINANCIAL INFORMATION
ITEM I—FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES:
Interest received	$14,020	$13,748
Fees received	5,677	5,367
Interest paid	(4,963)	(6,416)
Cash paid to employees and suppliers	(8,484)	(8,525)
Income taxes paid	(2,344)	(1,069)
Proceeds from sale of loans held for resale	1,391	1,117
Originations of loans held for resale	(1,336)	(1,385)

Net cash provided by operating activities	3,961	2,837

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(49,005)	(66,937)
Proceeds from sales	—	45,653
Proceeds from maturities	54,149	39,733
Held to maturity securities:
Purchases	(41)	(93)
Proceeds from maturities	229	1,917
Additions to properties and equipment	(536)	(193)
Increase in loans, net of repayments	(43,088)	(13,676)
Sale of other real estate	—	(6)
Cash paid on earn-out agreements	(40)	(202)

Net cash (used in) provided by investing activities	(38,332)	6,196

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	7,517	—
Proceeds from long-term borrowings	5,000	—
Repayments of short-term borrowings	(18,585)	(21,285)
Repayments of long-term borrowings	(64)	(2,381)
Increase in deposits	45,631	17,378
Dividends paid	(1,017)	(928)
Purchase of treasury stock	(234)	(189)
Re-issuance of treasury stock	203	255

Net cash provided by (used in) financing activities	38,451	(7,150)

Net increase in cash and equivalents	4,080	1,883

CASH AND CASH EQUIVALENTS:
Beginning of period	12,604	12,592

End of period	$16,684	$14,475

PART I—FINANCIAL INFORMATION
ITEM I—FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income	$2,978	$1,148

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	813	856
Deferred tax benefit	66	91
Provision for loan and lease losses	1,232	660
Net (gain) loss on sales of assets	(7)	2,309
Premiums on loans sold	(5)	(5)
Stock options expense	74	56
Proceeds from sale of loans held for resale	1,391	1,117
Originations of loans held for resale	(1,336)	(1,385)
Changes in assets and liabilities affecting cash flow:
Other assets	(2,514)	(2,968)
Other liabilities	1,269	958

NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,961	$2,837

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of shares for earn out agreement	$—	$165
See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct, wholly-owned subsidiaries: (i) Evans National Bank, effective August 1, 2008 its name was changed to Evans Bank, National Association (the “Bank”), and the Bank’s subsidiaries, Evans National Leasing, Inc. (“ENL”) and Evans National Holding Corp. (“ENHC”); and (ii) Evans National Financial Services, Inc. (“ENFS”), and ENFS’s subsidiary ENB Insurance Agency, Inc. (“ENBI”) and ENBI’s subsidiaries, Frontier Claims Services, Inc. (“FCS”) and ENB Associates Inc. (“ENB”), in the preparation of the accompanying interim unaudited consolidated financial statements conform with U.S. generally accepted accounting principles and with general practice within the banking industry. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

The results of operations for the three and six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

2.	SECURITIES

Securities which the Company has the positive ability and intent to hold to maturity are stated at amortized cost. Securities which the Company has identified as available-for-sale are stated at fair value with unrealized gains and losses excluded from earnings and reported net of deferred income taxes, in accumulated other comprehensive income, a component of stockholders’ equity. Available-for-sale securities are shown at fair value which includes an unrealized gain of $0.6 million, $1.2 million and $0.7 million as of June 30, 2008, March 31, 2008, and December 31, 2007, respectively. As of June 30, 2008 the securities portfolio should not contain any other than temporary declines in fair value.

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

Investments that are classified as available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in Other Comprehensive Income. The fair value measurement of these instruments are measured using quoted prices for similar instruments in active markets, which is defined as Level 2 inputs. All other financial assets and liabilities, including held to maturity securities, loans and leases, deposits, securities sold under agreement to repurchase, other short-term borrowings, junior subordinated debentures, and long-term borrowings are carried at either amortized cost or historical proceeds. The adoption of SFAS 157 did not have significant impact on our consolidated financial statements. The Company did not elect to adopt SFAS 157 for acquired non-financial assets and assumed non-financial liabilities.

4.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses represents the amount charged against the Bank’s earnings to maintain an allowance for probable loan and lease losses based on management’s evaluation of the loan and lease portfolio at the balance sheet date. Factors considered by the Bank’s management in establishing the allowance include: the collectibility of individual loans and leases, current loan and lease concentrations, charge-off history, delinquent loan and lease percentages, input from regulatory agencies and general economic conditions.

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

The analysis of the allowance for loan and lease losses is composed of three components: specific credit allocation, general portfolio allocation and a subjective allocation. The specific credit allocation includes a detailed review of the credit in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures,” and allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the historical loss experience of the loan or lease category.

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

The following table sets forth information regarding the allowance for loan and lease losses for the six month periods ended June 30, 2008 and 2007.
Allowance for loan and lease losses

	Six months ended June 30,
	2008	2007
	(in thousands)
Beginning balance, January 1	$4,555	$3,739
Charge-offs:
Commercial	—	(153)
Real estate	(1)	(5)
Installment loans	(3)	(4)
Overdrafts	(26)	(16)
Direct financing leases	(838)	(400)

Total charge-offs	(868)	(578)

Recoveries:
Commercial	18	9
Real estate	—	—
Installment loans	2	1
Overdrafts	13	8
Direct financing leases	107	27

Total recoveries	140	45

Net charge-offs	(728)	(533)

Provision for loan and lease losses	1,232	660

Ending balance, June 30	$5,059	$3,866

Ratio of net charge-offs to average total loans and leases outstanding (annualized)	0.43%	0.37%

5.	PER SHARE DATA
The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. The Company’s potential dilutive securities included 1,792 and 1,002 dilutive shares for the three and six month periods ended June 30, 2008, respectively. This compares with 0 and 682 for the three and six month periods ended June 30, 2007, respectively.
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and six months periods ended June 30, 2008, there were approximately 106 thousand and 100 thousand shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive. For the three and six months periods ended June 30, 2007, there were approximately 74 thousand and 61 thousand shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.
6.	SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2008 and 2007.

Three Months Ended
June 30, 2008
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$4,898	$(68)	$4,830

Provision for loan and lease losses	675	—	675

Net interest income (expense) after provision for loan and lease losses	4,223	(68)	4,155

Non-interest income	1,195	—	1,195

Insurance service and fees	—	1,617	1,617

Non-interest expense	3,761	1,281	5,042

Income before income taxes	1,657	268	1,925

Income tax provision	437	103	540

Net income	$1,220	$165	$1,385

Six Months Ended
June 30, 2008
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$9,347	$(159)	$9,188

Provision for loan and lease losses	1,232	—	1,232

Net interest income (expense) after provision for loan and lease losses	8,115	(159)	7,956

Non-interest income	2,592	—	2,592

Insurance service and fees	—	3,751	3,751

Non-interest expense	7,557	2,574	10,131

Income before income taxes	3,150	1,018	4,168

Income tax provision	796	394	1,190

Net income	$2,354	$624	$2,978

Three Months Ended
June 30, 2007
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$4,297	$(103)	$4,194
Provision for loan and lease losses	345	—	345

Net interest income (expense) after provision for loan and lease losses	3,952	(103)	3,849
Non-interest loss	(1,134)	—	(1,134)
Insurance service and fees	—	1,423	1,423
Non-interest expense	3,577	1,135	4,712

Income before income taxes	(759)	185	(574)
Income tax (benefit) provision	(509)	74	(435)

Net (loss) income	($250)	$111	$(139)

Six Months Ended
June 30, 2007
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$8,288	$(223)	$8,065
Provision for loan and lease losses	660	—	660

Net interest income (expense) after provision for loan and lease losses	7,628	(223)	7,405
Non-interest loss	(119)	—	(119)
Insurance service and fees	—	3,552	3,552
Non-interest expense	7,360	2,284	9,644

Income before income taxes	149	1,045	1,194
Income tax (benefit) provision	(372)	418	46

Net income	$521	$627	$1,148

7.	CONTINGENT LIABILITIES AND COMMITMENTS

The unaudited consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities consist of commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at June 30, 2008 and 2007 is as follows:

	2008	2007
	(in thousands)
Commitments to extend credit	$71,213	$57,662

Standby letters of credit	2,787	2,089

Total	$74,000	$59,751

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
The Company is subject to possible litigation proceedings in the normal course of business. As of June 30, 2008, there were no claims pending against the Company that management considered to be material.
8.	RECLASSIFICATIONS
Certain reclassifications have been made to the 2007 unaudited consolidated financial statements to conform with the presentation used in 2008.
9.	NET PERIODIC BENEFIT COSTS
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
The Bank used an actuarial method of amortizing prior service cost and unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortized method the Bank used recognized the prior service cost and net gains or losses over the average remaining service period of active employees. The freezing of the defined benefit pension plan was considered a curtailment. This resulted in the elimination of the unrecognized prior service cost and the unrecognized net loss. The elimination of those two components resulted in a $328 thousand gain in the first quarter of 2008.
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

	Six months ended June 30,
	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2008	2007	2008	2007

Service cost	$—	$91	$30	$15
Interest cost	118	61	87	40
Expected return on plan assets	(146)	(62)	—	—
Amortization of prior service cost	—	(4)	28	14
Amortization of the net loss	—	7	9	4

Net periodic (benefit) cost	$(28)	$93	$154	$73

10. RECENT ACCOUNTING PRONOUNCEMENTS
FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We expect the hierarchical guidance provided by SFAS 162 will not have a significant impact on the Company’s financial statements.
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

ANALYSIS OF FINANCIAL CONDITION
Loan and Lease Activity
     Total loans and leases grew to $366.0 at June 30, 2008, reflecting a $26.3 million or 7.7% increase from March 31, 2008 and a $41.9 million or 12.9% increase from December 31, 2007. Gross loans and leases are net of $10.1 million, $9.8 million and $9.7 million of unearned income on direct financing leases as of June 30, 2008, March 31, 2008 and December 31, 2007, respectively. Commercial loans and leases totaled $267.2 million at June 30, 2008, reflecting a $24.4 million or 10.1% increase from March 31, 2008 and a $38.8 million or 17.0% increase from December 31, 2007. Growth in commercial real estate loans of $16.8 million for the second fiscal quarter and $28.2 million for the year to date was largely responsible for the increase in commercial loans and leases from March 31, 2008 and December 31, 2007, respectively, to June 30, 2008.
     The Company has no exposure to sub-prime lending, and as a result, the faltering sub-prime credit market has not affected the Company’s loan portfolio. Further, the local real estate market to date has not experienced the significant deterioration in values seen in high-growth parts of the United States as local real estate values have remained steady to slightly up. In contrast, some of the Bank’s larger competitors and the conduit markets are having capital adequacy and liquidity problems due to their exposure to sub-prime loans in their investment portfolio or lending activities in other parts of the United States. These problems have curtailed their lending activities somewhat and consequently created opportunities in the local commercial real estate market for smaller banks not experiencing the same issues such as the Bank. The increased opportunities have resulted in the Bank’s strong loan growth rates.
     Direct finance leases increased $3.5 million or 7.4% from March 31, 2008 and $5.8 million or 12.9% from December 31, 2007. Direct finance leases are sold through a national channel of brokers with whom the Company has had long standing relationships and finance small commercial equipment. Direct leases carry a higher risk than the rest of the loan portfolio, but also provide a higher return. Management employs strict underwriting standards in selecting credits for this portion of the portfolio. The loan composition strategy is to maintain the direct lease portfolio at an optimum percentage of the loan portfolio that weights the risk involved in this type of credit.
     Consumer loans totaled $97.9 million at June 30, 2008, reflecting a $2.0 million or 2.1% increase from March 31, 2008 and a $3.0 million or 3.2% increase from December 31, 2007. Real estate loans increased $0.7 million or 1.2% from March 31, 2008 and $1.3 million or 2.3% from December 31, 2007. While short-term interest rates have sharply decreased in 2008, long-term fixed rates have actually been gradually increasing. This has put some downward pressure on the demand for consumer loans, resulting in lower growth rates in consumer loan balances.
     The Bank continues to sell certain fixed rate residential mortgages originated below a designated interest level to the Federal National Mortgage Association (“FNMA”), while maintaining the servicing rights for those mortgages. During the three month period ended June 30, 2008, the Bank sold mortgages to FNMA totaling $0.9 million, as compared with $0.8 million during the three month period ended June 30, 2007. During the six month period ended June 30, 2008, the Bank sold mortgages to FNMA totaling $1.4 million, as compared to $1.1 million during the six month period ended June 30, 2007. At June 30, 2008, the Bank had a loan servicing portfolio principal balance of $28.1 million upon which it earns servicing fees, as compared with $28.2 million at March 31, 2008 and $28.4 million at December 31, 2007.
Loan and Lease Portfolio Composition
     The following table presents selected information on the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated.

	June 30, 2008	Percentage	December 31, 2007	Percentage
	(in thousands)		(in thousands)
Commercial Loans and Leases
Real Estate	$176,498	48.2%	$148,257	45.7%
Installment	20,647	5.6%	18,502	5.7%
Direct Financing Leases	50,875	13.9%	45,078	13.9%
Lines of Credit	19,148	5.2%	16,446	5.1%
Cash Reserve	79	0.0%	71	0.0%

Total Commercial Loans and Leases	267,247	72.9%	228,354	70.4%

Consumer Loans
Real Estate	57,828	15.8%	56,529	17.5%
Home Equity	37,449	10.3%	36,035	11.1%
Installment	2,199	0.6%	1,858	0.6%
Overdrafts	275	0.1%	379	0.1%
Other	147	0.1%	75	0.0%

Total Consumer Loans	97,898	26.9%	94,876	29.3%
Net Deferred Costs & Unearned Discounts	875	0.2%	881	0.3%

Total Loans and Leases	366,020	100.0%	324,111	100.0%
Allowance for Loan and Lease Losses	(5,059)		(4,555)

Loans and Leases, net	$360,961		$319,556

     Net loan and lease charge-offs were $368 thousand in the three month period ended June 30, 2008 as compared with $360 thousand in the first quarter of 2008 and $365 thousand in the three month period ended June 30, 2007. Net charge-offs were $728 thousand for the six month period ended June 30, 2008, as compared with $533 thousand for the same period of 2007. Despite the turbulent economic environment, the Bank has experienced a relatively stable charge-off level year-to-date through June 30, 2008. Non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled 0.12% of total loans and leases outstanding at June 30, 2008 as compared with 0.13% at March 31, 2008 and 0.22% at December 31, 2007. The allowance for loan and lease losses totaled $5.1 million or 1.38% of total loans and leases outstanding at June 30, 2008 as compared with $4.8 million or 1.40% of total loans and leases outstanding as of March 31, 2008 and $4.6 million or 1.41% of total loans and leases at December 31, 2007.
     The adequacy of the Company’s allowance for loan and lease losses is reviewed quarterly by the Company’s management with consideration given to loan and lease concentrations, charge-off history, delinquent loan and lease percentages, and general economic conditions. Management believes the allowance for loan and lease losses is adequate for losses from existing loans and leases.

The following table sets forth information regarding non-performing loans and leases as of the dates specified.

	June 30, 2008	December 31, 2007
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate
Residential 1-4 family	$—	$—
Commercial and multi-family	97	112
Construction	—	—
Second mortgages	—	—
Home equity lines of credit	50	—

Total mortgage loans on real estate	147	112

Direct financing leases	136	215

Commercial loans	125	224

Consumer installment loans
Personal	—	—
Credit cards	—	—

Other	—	—
Total consumer installment loans	—	—

Total non-accruing loans and leases	$408	$551

Accruing loans and leases 90+ days past due	22	163

Total non-performing loans and leases	430	714

Total non-performing loans and leases as a percentage of total assets	0.09%	0.16%
Total non-performing loans and leases as a percentage of total loans and leases	0.12%	0.22%
     For the three and six month period ended June 30, 2008, gross interest income that would have been reported on non-accruing loans and leases had they been current was $14 thousand and $30 thousand. For the three and six month periods ended June 30, 2007, gross interest income that would have been reported on non-accruing loans and leases had they been current, was $28 thousand and $46 thousand, respectively. There was $12 thousand and $22 thousand of interest income included in net income for the three and six month periods ended June 30, 2008 on non-accruing loans and leases. There was $12 thousand and $18 thousand of interest income included in net income for the three and six month periods ended June 30, 2007 on non-accruing loans and leases.
Investing Activities
     Total securities decreased to $67.1 million at June 30, 2008, reflecting a $6.5 million, or 8.8% decrease from $73.6 million at March 31, 2008, and a $5.3 million, or 7.3% decrease from $72.4 million at December 31, 2007. Securities and interest-bearing deposits at banks made up 16.0% of the Bank’s total average interest earning assets in the second quarter of 2008 compared with 18.0% in the trailing first quarter of 2008 and 30.3% in the second quarter of 2007. The large decline in the securities portfolio compared with the second quarter of 2007 is a result of the Company’s strategy to de-leverage a portion of its balance sheet. The Company sold $45 million in securities in June 2007.

     The Bank continues to have a large concentration in tax-advantaged municipal bonds, which make up 50.1% of the portfolio at June 30, 2008 compared with 51.5% at March 31, 2008 and 52.3% at December 31, 2007; and U.S. government-sponsored agency bonds of various types, which comprise 19.5% of the portfolio at June 30, 2008 versus 27.3% at March 31, 2008 and 19.6% at December 31, 2007. Agency mortgage-backed securities comprise 25.6% at June 30, 2008 compared with 16.5% at March 31, 2008 and 23.2% as of December 31, 2007. As a member of both the Federal Reserve System and the Federal Home Loan Bank of New York, the Bank is required to hold stock in those entities. These investments made up 4.8% of the portfolio at June 30, 2008 versus 4.7% at March 31, 2008 and 4.9% of the portfolio at December 31, 2007. The credit quality of the securities portfolio is believed to be strong, with 96.9% of the securities portfolio carrying the equivalent of a Moody’s rating of Aaa.
     The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. Management believes the average expected life of the securities portfolio is 2.9 years as of June 30, 2008 compared with 2.4 years as of March 31, 2008 and December 31, 2007. Available-for-sale securities with a total fair value of $58.5 million at June 30, 2008 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
Funding Activities
     Total deposits at June 30, 2008 were $371.5 million, reflecting a $27.9 million or 8.1% increase from March 31, 2008 and a $45.7 million or 14.0% increase from December 31, 2007. Demand deposits at June 30, 2008 were $76.9 million, reflecting a $3.6 million or 4.9% increase from March 31, 2008 and a $7.6 million or 11.1% increase from December 31, 2007. Demand deposit balances fluctuate day-to-day based on the high volume of transactions normally associated with the demand product. Average demand deposit growth is a better measure of sustained growth. Average demand deposits in the three month period ended June 30, 2008 were 4.2% higher than the first quarter of 2008 and 2.2% higher than the prior year’s second quarter. Much of the overall deposit growth in the second quarter ended June 30, 2008 is attributable to an increase in regular savings deposits of $21.7 million, or 25.2%, to $107.8 million. After a period of flat growth to declining balances, the Company introduced a new money market product in an effort to attract savings deposits. The effort resulted in the increase in savings deposits in the second quarter ended June 30, 2008. Compared with December 31, 2007, savings deposits have increased $14.9 million, or 16.1%. Time deposits were $152.0 million at June 30, 2008, reflecting a $5.0 million or 3.4% increase from March 31, 2008, and a $23.0 million or 17.8% increase from December 31, 2007. Due to the significant growth in the Company’s loan and lease portfolio, the Company has been aggressive in attracting time deposits, particularly those with longer-term maturities. NOW deposits increased in the second quarter ended June 30, 2008 while muni-vest balances decreased in the same quarter as a result of one large municipal customer moving money between two products with similar rates.
     Short-term borrowings from other correspondent banks and the Federal Home Loan Bank of New York decreased from $34.0 million at December 31, 2007 and $27.4 million at March 31, 2008 to $23.1 million at June 30, 2008. In contrast, long-term borrowings remained at $18.3 million at June 30, 2008, virtually flat to the balance at March 31, 2008, and higher than the December 31, 2007 balance of $14.1 million. The Federal Reserve continued to cut its target rate for federal funds in the first half of 2008 in light of a sluggish economy. By the end of the 2008 second quarter, the target rate stood at 2.00%. Compared to historical norms, interest rates were at a lower than usual level in the first and second quarter of 2008, prompting the Company to lock in relatively low rates for a longer period of time, resulting in the increase in long-term borrowings and the decrease in short-term borrowings.

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

		Three Months Ended			Three Months Ended
		June 30, 2008			June 30, 2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$345,200	$6,434	7.46%	$294,365	$6,094	8.28%
Taxable securities	29,130	320	4.39%	85,975	861	4.01%
Tax-exempt securities	35,947	392	4.36%	39,425	435	4.41%
Interest bearing deposits at banks	651	3	1.84%	2,333	10	1.71%

Total interest-earning assets	410,928	7,149	6.96%	422,098	7,400	7.01%

Non interest-earning assets:

Cash and due from banks	12,143			10,789
Premises and equipment, net	8,343			8,653
Other assets	29,734			29,681

Total Assets	461,148			$471,221

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$12,722	$24	0.75%	$11,015	$6	0.22%
Regular savings	93,448	285	1.22%	85,638	256	1.20%
Muni-Vest savings	24,457	118	1.93%	46,989	514	4.38%
Time deposits	145,705	1,439	3.95%	156,521	1,894	4.84%
Other borrowed funds	39,901	288	2.89%	30,495	298	3.91%
Junior subordinated debentures	11,330	154	5.44%	11,330	223	7.87%
Securities sold U/A to repurchase	5,363	11	0.82%	7,453	15	0.81%

Total interest-bearing liabilities	332,926	$2,319	2.79%	349,441	$3,206	3.67%

Noninterest-bearing liabilities:
Demand deposits	72,940			71,340
Other	10,493			9,913

Total liabilities	416,359			$430,694

Stockholders’ equity	44,789			40,527

Total Liabilities and Equity	461,148			$471,221

Net interest earnings		$4,830			$4,194

Net yield on interest earning assets			4.70%			3.97%

Interest rate spread			4.17%			3.34%

		Six Months Ended			Six Months Ended
		June 30, 2008			June 30, 2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$333,680	$12,608	7.56%	$290,696	$11,694	8.05%
Taxable securities	31,023	641	4.13%	90,159	1,873	4.15%
Tax-exempt securities	36,400	791	4.35%	40,327	878	4.35%
Interest bearing deposits at banks	676	7	2.07%	4,676	97	4.15%

Total interest-earning assets	401,779	14,047	6.99%	425,858	14,542	6.83%

Non interest-earning assets:

Cash and due from banks	12,086			10,889
Premises and equipment, net	8,332			8,681
Other assets	29,684			29,619

Total Assets	451,881			$475,047

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$11,549	$39	0.68%	$11,532	$12	0.21%
Regular savings	90,089	541	1.20%	86,933	508	1.17%
Muni-Vest savings	24,458	295	2.41%	47,458	1,032	4.35%
Time deposits	140,896	2,948	4.18%	156,988	3,821	4.87%
Other borrowed funds	41,566	667	3.21%	32,248	634	3.93%
Junior subordinated debentures	11,330	347	6.13%	11,330	441	7.78%
Securities sold U/A to repurchase	5,439	22	0.81%	7,447	29	0.78%

Total interest-bearing liabilities	325,327	$4,859	2.99%	353,936	$6,477	3.66%

Noninterest-bearing liabilities:
Demand deposits	71,464			71,132
Other	10,651			9,685

Total liabilities	407,442			$434,753

Stockholders’ equity	44,439			40,294

Total Liabilities and Equity	451,881			$475,047

Net interest earnings		$9,188			$8,065

Net yield on interest earning assets			4.57%			3.79%

Interest rate spread			4.01%			3.17%

Net Income
Net income for the second quarter of 2008 was $1.39 million, or $0.50 per diluted share, compared with a net loss of $0.14 million, or $0.05 per diluted share, in the second quarter of 2007. In last year’s second quarter, the Company sold $45 million of securities at an after-tax loss of $1.41 million, or $0.51 per diluted share. Return on average equity was 12.37% for the second quarter 2008, compared with a negative 1.37% in last year’s second quarter. For the six-month period ended June 30, 2008, net income was $2.98 million, or $1.08 per diluted share, up from $1.15 million, or $0.42 per diluted share, in the same period in 2007. The return on average equity was 13.40% and 5.70% for the six-month periods ended June 30, 2008 and 2007, respectively.

“Net operating” income (as defined in the following Supplemental Non-GAAP Disclosure) is net income adjusted for what management considers to be “non-operating” items. Net operating income for the second quarter of 2008 was $1.48 million, or $0.54 per diluted share, up $0.12 million, or 8.9%, from net operating income of $1.36 million, or $0.50 per diluted share, in the second quarter of 2007. For the six-month period ended June 30, 2008, net operating income of $3.18 million, or $1.15 per diluted share, was 16.0% higher than net operating income of $2.74 million, or $1.00 per diluted share, in the same period in 2007.
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
See the reconciliation of net operating income and diluted net operating earnings per share to net income and diluted earnings per share in the following table:
Reconciliation of GAAP Net Income to Net Operating Income

	Three months ended			Six months ended
	June 30		Inc	June 30
(in thousands, except per share)	2008	2007	(dec)	2008	2007	Inc (dec)
GAAP Net Income (Loss)	$1,385	$(139)		$2,978	$1,148	159.4%

(Gain) loss on sale of securities*	(4)	1,413		(4)	1,414
Amortization of intangibles*	101	87		201	176

Net operating income	$1,482	$1,361	8.9%	$3,175	$2,738	16.0%

GAAP diluted (loss) earnings per share	$0.50	$(0.05)		$1.08	$0.42	157.1%

(Gain) loss on sale of securities*	—	0.51		—	0.52
Amortization of intangibles*	0.04	0.04		0.07	0.06

Diluted net operating earnings per share	$0.54	$0.50	8.0%	$1.15	$1.00	15.0%

*	After any tax-related effect
Other Operating Results
Net interest income for the three and six month periods ended June 30, 2008 was $4.8 million and $9.2 million, respectively, an increase of $0.6 million and $1.1 million over the same periods in 2007. There are several factors driving the increase. First, there has been strong growth in the Company’s commercial loan portfolio, particularly its commercial real estate portfolio. Second, there has been a benefit to net interest income from the de-leverage of the balance sheet in June 2007 of low-earning investment securities and high-cost borrowings. Third, the Company has benefited from a decline in market interest rates as the Federal Reserve has cut its target federal funds rate by 300 basis points since September 2007 to 2.00% at the end of June 2008.

The net interest margin for the three month period ended June 30, 2008 was 4.70%, as compared with 4.44% in the first quarter of 2008 and 3.97% for the three months ended June 30, 2007. The return on interest earning assets in the three month period ended June 30, 2008 decreased 7 and 5 basis points from the linked quarter and the prior year second quarter, respectively. The decrease from those periods is due to the decreased yield earned on variable rate loans. The cost of interest-bearing liabilities was 2.79% in the second quarter of 2008, compared to 3.20% in the linked quarter and 3.67% in the second quarter of 2007. The drop in market interest rates resulted in lower rates paid on most funding sources, particularly muni-vest savings, time deposits, and short-term borrowings. Interest free funds contributed 53 basis points to the net interest margin in the three month period ended June 30, 2008, compared to 61 basis points in the first quarter of 2008, and 63 basis points in the second quarter of 2007. The contribution of interest-free funds has decreased due to the large decrease in the cost of interest-bearing liabilities.
The net interest margin for the six month period ended June 30, 2008 was 4.57%, as compared with 3.79% in the same period in 2007.
The provision for loan and lease losses for the three month period ended June 30, 2008 increased to $675 thousand from $557 thousand in the linked quarter and $345 thousand in the same three month period in 2007 as a result of increased loan growth and additional reserves needed for the continued seasoning of the leasing portfolio. The ratio of net charge-offs to average loans and leases decreased from 0.50% in the second quarter of 2007, and from 0.44% in the first quarter of 2008, to 0.42% in the second quarter of 2008. The net charge-off level has remained approximately the same while the loan and lease portfolio has grown, resulting in a lower ratio. As has been the experience since the Company began originating small-ticket leases, the majority of write-offs have been in leases. This is consistent with the nature of these credits in which the Company requires a higher rate of return.
Non-interest income was $2.8 and $6.3 million for the three and six month periods ended June 30, 2008, respectively. This is an increase of $2.5 and $2.9 million, respectively, from the same periods of 2007. Most of the increases ($2.3 million) are attributable to the loss on the sale of $45 million in securities in the second quarter of 2007 when the Company restructured its balance sheet. Excluding securities gains and losses, all other non-interest income rose 8.5% for the three month period ended June 30, 2008 and 10.5% for the six month period ended June 30, 2008, when compared with the same periods of 2007. The largest component of non-interest income, insurance revenue, improved 13.6% to $1.6 million in the three month period ended June 30, 2008 compared to the same period of the prior year. For the six month period ended June 30, 2008, it increased 5.6%, or $0.2 million, to $3.8 million when compared with the six month period in the prior year. The increase in insurance revenue is due in large part to the purchase of an insurance agency in July 2007.
Total non-interest expenses were $5.0 and $10.1 million for the three and six month periods ended June 30, 2008, respectively. This is an increase of $0.3 million, or 7.0%, and $0.5 million, or 5.0%, respectively, from the same periods in 2007. Salary and employee benefit expense for the three month period ended June 30, 2008 increased $0.2 million, or 8.2%, to $2.8 million for the quarter due to merit increases, the addition of new employees in sales and retail operations, as well as through the acquisition of an insurance agency in July 2007, an enhanced incentive compensation system, and increased contributions to the 401(k) savings plan, which were somewhat offset by savings related to the freezing of the defined benefit pension plan. Those same factors contributed to the increase in salary and employee benefit expense for the six month period ended June 30, 2008 of $0.4 million, or 7.9%, to $5.7 million.
Income tax expense totaled $0.5 and $1.2 million for the three and six month periods ended June 30, 2008, respectively. The effective tax rates for the periods were 28.0% and 28.6%, respectively. The effective tax rates for the comparable periods in 2007 were impacted by the aforementioned loss on the sale of securities. Excluding the loss on sale of securities, the effective tax rate on all other income for the three-month and six-month periods ended June 30, 2007 was 26.3% and 26.7%, respectively. The increase in the effective rate is a result of tax-exempt income such as interest earned on municipal bonds and the increase in value of bank-owned life insurance being a smaller portion of total income. The Company records an effective tax rate for the period that will be reflective of the projected annual tax rate based on expected supportable tax positions.

CAPITAL
The Company has consistently maintained regulatory capital ratios at, or above, federal “well capitalized” standards. Equity as a percentage of assets was 9.3% at June 30, 2008, down from 9.6% at March 31, 2008 and 9.8% at December 31, 2007. The ratio has declined due to assets growing faster than equity. Book value per outstanding common share was $16.44 at June 30, 2008, compared with $16.07 at March 31, 2008 and $15.74 at December 31, 2007. Total stockholders’ equity was $45.3 million at June 30, 2008, compared with $44.0 million at March 31, 2008 and $43.3 million at December 31, 2007. The increase is primarily attributable to total comprehensive income of $2.9 million in the first three months of 2008, offset by $1.0 million in dividends.
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
The cash flows from the investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At June 30, 2008, approximately 16.9% of the Bank’s securities had contractual maturity dates of one year or less and approximately 49.0% had maturity dates of five years or less. At June 30, 2008, the Company had net short-term liquidity of $23.4 million as compared with $17.0 million at March 31, 2008 and $28.2 million at December 31, 2007. Available assets of $70.7 million, divided by public and purchased funds of $154.2 million, resulted in a long-term liquidity ratio of 46% at June 30, 2008, compared with 48% at March 31, 2008 and 51% at December 31, 2007.
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
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

	Calculated (decrease) increase
	in projected annual net interest income
	(in thousands)
	June 30, 2008	December 31, 2007
Changes in interest rates

+200 basis points	(138)	(676)
+100 basis points	(66)	(333)

-100 basis points	(13)	394
-200 basis points	(185)	629
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
ITEM 4 — CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2008 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2008 annual shareholders meeting of the registrant was held on April 24, 2008. At the meeting James E. Biddle, Jr., Kenneth C. Kirst, and Nancy W. Ware were re-elected as directors for a term of three years. The following table reflects the tabulation of votes with respect to each director who was elected at the 2008 annual meeting.

	Number of Votes
Director Nominees:	For:	Withheld:
James E. Biddle, Jr	1,843,841	130,908
Kenneth C. Kirst	1,854,461	119,488
Nancy W. Ware	1,850,411	123,537
The following directors also continued their terms as directors of the Company following the 2008 annual shareholders meeting:
Phillip Brothman
Mary Catherine Militello
Robert G. Miller, Jr.
David J. Nasca
John R. O’Brien
David M. Taylor
James Tilley
Thomas H. Waring, Jr.

ITEM 6 — EXHIBITS

Exhibit No.	Name	Page No.

10.1	Summary of Evans Excels Plan	29

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	30

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	31

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	33

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE
August 13, 2008	/s/ David J. Nasca

David J. Nasca
President and CEO
(Principal Executive Officer)

DATE
August 13, 2008	/s/ Gary A. Kajtoch

Gary A. Kajtoch
Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Name	Page No.

10.1	Summary of Evans Excels Plan	29

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	30

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	31

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	33