Form 10-Q
period 2008-09-30
EVANS BANCORP INC
filed 2008-11-04
CIK 842518

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2008

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
Common Stock, $.50 par value 2,766,125 shares as of November 1, 2008

INDEX
EVANS BANCORP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$13,847	$12,335
Interest-bearing deposits at banks	4,585	269
Securities:
Available for sale, at fair value	62,136	70,144
Held to maturity, at amortized cost	2,035	2,266
Loans and leases, net of allowance for loan and lease losses of $5,091 in 2008 and $4,555 in 2007	379,427	319,556
Properties and equipment, net	9,055	8,366
Goodwill	10,046	10,046
Intangible assets	2,442	2,507
Bank-owned life insurance	10,999	10,760
Other assets	8,190	6,480

TOTAL ASSETS	$502,762	$442,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$78,473	$69,268
NOW	12,635	10,141
Regular savings	141,676	92,864
Muni-vest	24,198	24,530
Time	146,534	129,026

Total deposits	403,516	325,829

Securities sold under agreement to repurchase	3,744	3,825
Other short-term borrowings	7,213	33,980
Other liabilities	11,966	10,361
Junior subordinated debentures	11,330	11,330
Long-term borrowings	18,316	14,101
Dividend payable	1,130	—

Total liabilities	457,215	399,426

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value; 10,000,000 shares authorized; 2,759,700 and 2,756,731 shares issued, respectively, and 2,755,274 and 2,751,698 shares outstanding, respectively	1,380	1,378
Capital surplus	26,501	26,380
Retained earnings	17,868	15,612
Accumulated other comprehensive (loss) income, net of tax	(127)	16
Less: Treasury stock, at cost (4,426 and 5,033 shares, respectively)	(75)	(83)

Total stockholders’ equity	45,547	43,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$502,762	$442,729

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)

	Three Months Ended
	September 30
	2008	2007
INTEREST INCOME
Loans and leases	$6,908	$6,036
Interest bearing deposits at banks	13	156
Securities:
Taxable	360	501
Non-taxable	353	401

Total interest income	7,634	7,094
INTEREST EXPENSE
Deposits	2,115	2,395
Other borrowings	234	235
Junior subordinated debentures	151	226

Total interest expense	2,500	2,856
NET INTEREST INCOME	5,134	4,238
PROVISION FOR LOAN AND LEASE LOSSES	582	283

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	4,552	3,955
NON-INTEREST INCOME:
Bank charges	597	596
Insurance service and fees	1,756	1,683
Net gain on sales of securities	—	1
Premium on loans sold	2	2
Bank-owned life insurance	31	151
Other	529	448

Total non-interest income	2,915	2,881
NON-INTEREST EXPENSE:
Salaries and employee benefits	2,940	2,718
Occupancy	631	587
Supplies	51	76
Repairs and maintenance	162	163
Advertising and public relations	125	68
Professional services	243	240
Technology and communications	305	273
Amortization of intangibles	171	170
Other insurance	73	93
Other	553	474

Total non-interest expense	5,254	4,862

INCOME BEFORE INCOME TAXES	2,213	1,974
INCOME TAX PROVISION	788	559

NET INCOME	$1,425	$1,415

Net income per common share-basic	$0.52	$0.52

Net income per common share-diluted	$0.52	$0.52

Cash dividends per common share	$0.41	$0.37

Weighted average number of common shares	2,755,274	2,746,651

Weighted average number of diluted shares	2,757,972	2,746,956

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2008	2007
INTEREST INCOME
Loans and leases	$19,515	$17,730
Interest bearing deposits at banks	20	253
Securities:
Taxable	1,001	2,374
Non-taxable	1,144	1,279

Total interest income	21,680	21,636
INTEREST EXPENSE
Deposits	5,937	7,768
Other borrowings	924	898
Junior subordinated debentures	498	667

Total interest expense	7,359	9,333
NET INTEREST INCOME	14,321	12,303
PROVISION FOR LOAN AND LEASE LOSSES	1,814	943

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	12,507	11,360
NON-INTEREST INCOME:
Bank charges	1,669	1,615
Insurance service and fees	5,506	5,235
Net gain (loss) on sales of securities	7	(2,302)
Premium on loans sold	7	7
Bank-owned life insurance	239	468
Pension curtailment	328	—
Other	1,502	1,291

Total non-interest income	9,258	6,314
NON-INTEREST EXPENSE:
Salaries and employee benefits	8,649	8,007
Occupancy	1,835	1,715
Supplies	180	227
Repairs and maintenance	452	442
Advertising and public relations	335	288
Professional services	764	765
Technology and communications	870	792
Amortization of intangibles	499	456
Other insurance	238	273
Other	1,562	1,541

Total non-interest expense	15,384	14,506

INCOME BEFORE INCOME TAXES	6,381	3,168
INCOME TAX PROVISION	1,978	605

NET INCOME	$4,403	$2,563

Net income per common share-basic	$1.60	$0.94

Net income per common share-diluted	$1.60	$0.94

Cash dividends per common share	$0.78	$0.71

Weighted average number of common shares	2,750,870	2,740,406

Weighted average number of diluted shares	2,753,534	2,741,111

See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	(Loss) Income	Stock	Total

Balance, January 1, 2007	$1,373	$26,160	$14,196	$(1,917)	$(269)	$39,543

Comprehensive income:
Net Income			2,563			2,563

Unrealized gain on available-for-sale securities, net of reclassification of loss of $1,413 (after tax) and tax effect of ($868)				1,361		1,361
Amortization of prior service cost and net loss, net tax effect ($26)				39		39

Total comprehensive income						3,963

Cash dividends ($0.71 per common share)			(1,945)			(1,945)
Stock options expense		93				93

Reissued 8,747 shares treasury stock under dividend reinvestment plan		(21)			195	174

Reissued 2,500 shares of restricted stock		(53)			53	—

Issued 7,983 shares treasury stock	4	161				165

Reissued 4,689 shares treasury stock under employee stock purchase plan		(20)			101	81

Purchased 11,400 shares for treasury					(229)	(229)

Balance, September 30, 2007	$1,377	$26,320	$14,814	$(517)	$(149)	$41,845

Balance, January 1, 2008	$1,378	$26,380	$15,612	$16	$(83)	$43,303

Comprehensive income:
Net Income			4,403			4,403

Unrealized loss on available-for-sale securities, net of tax effect of $119				(186)		(186)

Amortization of prior service cost and net loss net of tax effect of ($22)				34		34
Pension curtailment net of taxes $7				9		9

Total comprehensive income						4,260

Cash dividends ($0.78 per common share)			(2,147)			(2,147)

Stock options expense		116				116

Reissued 7,733 shares treasury stock under dividend reinvestment plan		(12)			130	118

Issued 2,969 shares under dividend reinvestment plan	2	44				46

Reissued 6,575 shares treasury stock under employment stock purchase plan		(27)			112	85

Purchased 13,701 shares for treasury					(234)	(234)

Balance, September 30, 2008	$1,380	$26,501	$17,868	$(127)	$(75)	$45,547

See Notes to Unaudited Consolidated Financial Statements

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007

OPERATING ACTIVITIES:
Interest received	$21,421	$20,721
Fees received	8,574	7,799
Interest paid	(7,701)	(9,419)
Cash paid to employees and suppliers	(12,006)	(12,522)
Income taxes paid	(2,345)	(964)
Proceeds from sale of loans held for resale	1,815	1,460
Originations of loans held for resale	(1,758)	(1,812)

Net cash provided by operating activities	8,000	5,263

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(64,028)	(170,341)
Proceeds from sales	—	45,655
Proceeds from maturities	71,907	165,975
Held to maturity securities:
Purchases	(165)	(255)
Proceeds from maturities	396	2,116
Additions to properties and equipment	(1,397)	(283)
Increase in loans, net of repayments	(62,398)	(19,414)
Acquisitions	(453)	(425)
Cash paid on earn-out agreements	(40)	(202)

Net cash (used in) provided by investing activities	(56,178)	22,826

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	6,919	—
Proceeds from long-term borrowings	5,000	412
Repayments of short-term borrowings	(34,455)	(14,719)
Repayments of long-term borrowings	(97)	(2,165)
Increase (decrease) in deposits	77,687	(8,533)
Dividends paid	(1,017)	(928)
Purchase of treasury stock	(234)	(229)
Re-issuance of treasury stock	203	255

Net cash provided by (used in) financing activities	54,006	(25,907)

Net increase in cash and equivalents	5,828	2,182

CASH AND CASH EQUIVALENTS:
Beginning of period	12,604	12,592

End of period	$18,432	$14,774

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income	$4,403	$2,563

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,238	1,280
Deferred tax (benefit) expense	(60)	42
Provision for loan and lease losses	1,814	943
Net (gain) loss on sales of assets	(7)	2,308
Premiums on loans sold	(7)	(7)
Stock options expense	116	93
Proceeds from sale of loans held for resale	1,815	1,460
Originations of loans held for resale	(1,758)	(1,812)
Changes in assets and liabilities affecting cash flow:
Other assets	(1,349)	(2,112)
Other liabilities	1,795	505

NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,000	$5,263

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of shares for earn out agreement	$—	$165
Note payable on acquisition	$—	$425
See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct, wholly-owned subsidiaries: (i) Evans Bank, National Association (the “Bank”), and the Bank’s subsidiaries, Evans National Leasing, Inc. (“ENL”) and Evans National Holding Corp. (“ENHC”); and (ii) Evans National Financial Services, Inc. (“ENFS”), and ENFS’s subsidiary ENB Insurance Agency, Inc. (“ENBI”) and ENBI’s subsidiaries, Frontier Claims Services, Inc. (“FCS”) and ENB Associates Inc. (“ENB”), in the preparation of the accompanying interim unaudited consolidated financial statements conform with U.S. generally accepted accounting principles and with general practice within the banking industry. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

The results of operations for the three and nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

2.	SECURITIES

Securities which the Company has the positive ability and intent to hold to maturity are stated at amortized cost. Securities which the Company has identified as available-for-sale are stated at fair value with unrealized gains and losses excluded from earnings and reported net of deferred income taxes, in accumulated other comprehensive income, a component of stockholders’ equity. Available-for-sale securities are shown at fair value which includes an unrealized gain of $0.4 million, $0.6 million and $0.7 million as of September 30, 2008, June 30, 2008, and December 31, 2007, respectively. As of September 30, 2008 the securities portfolio does not contain any other than temporary declines in fair value.

3.	FAIR VALUE MEASUREMENTS

As of January 1, 2008, the Company adopted on a prospective basis certain required provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. In October 2008, the FASB issued FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. See Note 10 for discussion on FAS No. 157-3. Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. SFAS 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements- Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

Investments that are classified as available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in Other Comprehensive Income. The fair value measurement of these instruments is measured using quoted prices for similar instruments in active markets, which is defined as Level 2 inputs. All other financial assets and liabilities, including held to maturity securities, loans and leases, deposits, securities sold under agreement to repurchase, other short-term borrowings, junior subordinated debentures, and long-term borrowings are carried at either amortized cost or historical proceeds. The adoption of SFAS 157 did not have significant impact on our consolidated financial statements. The Company delayed the application of SFAS No. 157 for acquired non-financial assets and assumed non-financial liabilities until January 1, 2009.

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

The analysis of the allowance for loan and lease losses is composed of three components: specific credit allocation, general portfolio allocation and a subjective allocation. The specific credit allocation includes a detailed review of the credit in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures,” and allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the historical loss experience and other qualitative factors of the loan or lease category.

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

The following table sets forth information regarding the allowance for loan and lease losses for the nine month periods ended September 30, 2008 and 2007.

Allowance for loan and lease losses

	Nine months ended September 30,
	2008	2007
	(in thousands)

Beginning balance, January 1	$4,555	$3,739
Charge-offs:
Commercial	—	(153)
Real estate	(1)	(5)
Installment loans	(4)	(6)
Overdrafts	(41)	(40)
Direct financing leases	(1,412)	(739)

Total charge-offs	(1,458)	(943)

Recoveries:
Commercial	27	15
Real estate	—	—
Installment loans	2	16
Overdrafts	18	15
Direct financing leases	133	56

Total recoveries	180	102

Net charge-offs	(1,278)	(841)

Provision for loan and lease losses	1,814	943

Ending balance, September 30	$5,091	$3,841

Ratio of net charge-offs to average total loans and leases outstanding (annualized)	0.49%	0.38%

5.	PER SHARE DATA
The common stock per share information is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock dividends and stock splits. The Company’s potential dilutive securities included 2,698 and 2,664 dilutive shares for the three and nine month periods ended September 30, 2008, respectively. This compares with 305 and 705 for the three and nine month periods ended September 30, 2007, respectively.
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and nine months periods ended September 30, 2008, there were approximately 109 thousand and 106 thousand shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive. For the three and nine months periods ended September 30, 2007, there were approximately 92 thousand and 74 thousand shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.
6.	SEGMENT INFORMATION
The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2008 and 2007.

Three Months Ended
September 30, 2008
(in thousands)

		Insurance
	Banking	Agency
	Activities	Activities	Total
Net interest income (expense)	$5,200	($66)	$5,134
Provision for loan and lease losses	582	—	582

Net interest income (expense) after provision for loan and lease losses	4,618	(66)	4,552
Non-interest income	1,159	—	1,159
Insurance service and fees	—	1,756	1,756
Non-interest expense	3,979	1,275	5,254

Income before income taxes	1,798	415	2,213
Income tax provision	628	160	788

Net income	$1,170	$255	$1,425

Nine Months Ended
September 30, 2008
(in thousands)

		Insurance
	Banking	Agency
	Activities	Activities	Total
Net interest income (expense)	$14,546	($225)	$14,321
Provision for loan and lease losses	1,814	—	1,814

Net interest income (expense) after provision for loan and lease losses	12,732	(225)	12,507
Non-interest income	3,752	—	3,752
Insurance service and fees	—	5,506	5,506
Non-interest expense	11,535	3,849	15,384

Income before income taxes	4,949	1,432	6,381
Income tax provision	1,424	554	1,978

Net income	$3,525	$878	$4,403

Three Months Ended
September 30, 2007
(in thousands)

		Insurance
	Banking	Agency
	Activities	Activities	Total
Net interest income (expense)	$4,353	($115)	$4,238
Provision for loan and lease losses	283	—	283

Net interest income (expense) after provision for loan and lease losses	4,070	(115)	3,955
Non-interest income	1,198	—	1,198
Insurance service and fees	—	1,683	1,683
Non-interest expense	3,665	1,197	4,862

Income before income taxes	1,603	371	1,974
Income tax provision	411	148	559

Net income	$1,192	$223	$1,415

Nine Months Ended
September 30, 2007
(in thousands)

		Insurance
	Banking	Agency
	Activities	Activities	Total
Net interest income (expense)	$12,641	($338)	$12,303
Provision for loan and lease losses	943	—	943

Net interest income (expense) after provision for loan and lease losses	11,698	(338)	11,360
Non-interest income	1,079	—	1,079
Insurance service and fees	—	5,235	5,235
Non-interest expense	11,025	3,481	14,506

Income before income taxes	1,752	1,416	3,168
Income tax provision	39	566	605

Net income	$1,713	$850	$2,563

7. CONTINGENT LIABILITIES AND COMMITMENTS
The unaudited consolidated financial statements do not reflect various commitments and contingent liabilities, which arise in the normal course of business, and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities consist of commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities is as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)

Commitments to extend credit	$63,403	$63,319

Standby letters of credit	2,683	2,623

Total	$66,086	$65,942

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
The Company is subject to possible litigation proceedings in the normal course of business. As of September 30, 2008, there were no claims pending against the Company that management considered to be material.
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
The Bank used an actuarial method of amortizing prior service cost and unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortization method the Bank used recognized the prior service cost and net gains or losses over the average remaining service period of active employees. The freezing of the defined benefit pension plan was considered a curtailment. This resulted in the elimination of the unrecognized prior service cost and the unrecognized net loss. The elimination of those two components resulted in a $328 thousand gain in the first quarter of 2008.
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

Nine months ended
September 30, (in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan
	2008	2007	2008	2007

Service cost	$—	$274	$44	$44
Interest cost	177	181	131	120
Expected return on plan assets	(219)	(185)	—	—
Amortization of prior service cost	—	(12)	42	42
Amortization of the net loss	—	22	14	13

Net periodic (benefit) cost	($42)	$280	$231	$219

10. RECENT ACCOUNTING PRONOUNCEMENTS
FASB Staff Position No.157-3: Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. On October 10, 2008, FASB issued FSP No. 157-3 with the objective of clarifying the application of FASB Statement No. 157: Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Effective immediately for the Company’s interim financial statements as of September 30, 2008, the implementation of FSP No. 157-3 did not have a material impact on our consolidated financial statements.
FASB Staff Position No. 133-1 and FIN 45-4: Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45. On September 12, 2008, FASB issued FAS 133-1 and FIN 45-4 with the objective of improving disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the staff position that amends FAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The Company does not expect the staff position to have a material impact on its consolidated financial statements.
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
There have been historical disruptions in the financial system in recent weeks and many lenders and financial institutions have reduced or ceased to provided funding to borrowers, including other lending institutions. The availability of credit, confidence in the entire financial sector, and stability in financial markets have been adversely affected. Although the Company has not to date experienced any adverse effects, these disruptions are likely to have some impact on all institutions in the U.S. banking and financial industries.
In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Under that act, the U.S. Treasury will have authority, among other things, to purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. As part of that program, the Department of the Treasury will purchase equity interests in a wide variety of eligible banks, thrifts and bank holding companies. Under this program, called the Troubled Asset Relief Program Capital Purchase Program (“TARP”), $250 billion of capital will be made available to U.S. financial institutions through the sale of preferred stock. The preferred stock would pay a 5% dividend for five years, which will increase to 9% after five years. In conjunction with its purchase of preferred stock, the Treasury will also receive warrants to purchase common stock with an aggregate market price equal to 15% of the amount invested in preferred stock. Participating institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury continues to hold the institution’s equity under TARP.
Although both the Company and its subsidiary bank meet all applicable regulatory capital requirements and remain well capitalized, the Company will nonetheless evaluate the program to determine if participation would be advantageous for the Company and its common shareholders.
The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop. It is not clear at this time what long term impact, EESA, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
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
ANALYSIS OF FINANCIAL CONDITION
Loan and Lease Activity
Total loans and leases grew to $384.5 at September 30, 2008, reflecting a $18.5 million or 5.1% increase from June 30, 2008 and a $60.4 million or 18.6% increase from December 31, 2007. Gross loans and leases are net of $10.9 million, $10.1 million and $9.7 million of unearned income on direct financing leases as of September 30, 2008, June 30, 2008 and December 31, 2007, respectively. Commercial loans and leases totaled $284.7 million at September 30, 2008, reflecting a $17.5 million or 6.6% increase from June 30, 2008 and a $56.3 million or 24.7% increase from December 31, 2007. Growth in commercial real estate loans of $9.3 million for the third fiscal quarter and $37.5 million for the year to date was largely responsible for the increase in commercial loans and leases from June 30, 2008 and December 31, 2007, respectively.

The Company has no direct exposure to sub-prime lending, and as a result, the faltering sub-prime credit market has not affected the Company’s loan portfolio. Further, the local real estate market to date has not had the significant deterioration in values seen in high-growth parts of the United States as local real estate values have remained steady to slightly up. In contrast, some of the Bank’s larger competitors and the conduit markets are having capital adequacy and liquidity problems due to their exposure to sub-prime loans in their investment portfolio or lending activities in other parts of the United States. These problems have curtailed their lending activities somewhat and consequently created opportunities in the local commercial real estate market for smaller banks not experiencing the same issues such as the Bank. The increased opportunities have resulted in the Bank’s strong loan growth rates.
Direct finance leases increased $4.7 million or 9.2% from June 30, 2008 and $10.5 million or 23.3% from December 31, 2007. Direct finance leases are sold through a national channel of brokers with whom the Company has had long standing relationships and finance small commercial equipment. Direct leases carry a higher risk than the rest of the loan portfolio, but also provide a higher return. Management employs strict underwriting standards in selecting credits for this portion of the portfolio and has taken steps in an attempt to mitigate the leasing portfolio’s risk exposure in a potential economic recession. Actions taken to this effect include tightening credit standards, consolidating the broker network, and purchasing credit protection on certain leases late last year. The loan composition strategy is to maintain the direct lease portfolio at an optimum percentage of the loan portfolio that weights the risk involved in this type of credit.
Consumer loans totaled $98.9 million at September 30, 2008, reflecting a $1.0 million or 1.0% increase from June 30, 2008 and a $4.0 million or 4.2% increase from December 31, 2007. Real estate loans increased $0.3 million or 0.5% from June 30, 2008 and $1.6 million or 2.8% from December 31, 2007. While short-term interest rates have sharply decreased in 2008, long-term fixed rates have actually been gradually increasing. This, combined with the recent difficult and tumultuous economic environment, has put some downward pressure on the demand for consumer loans, resulting in lower growth rates in consumer loan balances.
The Bank continues to sell certain fixed rate residential mortgages originated below a designated interest rate level to the Federal National Mortgage Association (“FNMA”), while maintaining the servicing rights for those mortgages. During the three month period ended September 30, 2008, the Bank sold mortgages to FNMA totaling $0.4 million, as compared with $0.3 million during the three month period ended September 30, 2007. During the nine month period ended September 30, 2008, the Bank sold mortgages to FNMA totaling $1.8 million, as compared with $1.5 million during the nine month period ended September 30, 2007. At September 30, 2008, the Bank had a loan servicing portfolio principal balance of $27.7 million upon which it earns servicing fees, as compared with $28.1 million at June 30, 2008 and $28.4 million at December 31, 2007.
Loan and Lease Portfolio Composition
The following table presents selected information on the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated.

	September 30, 2008	Percentage	December 31, 2007	Percentage
	(in thousands)		(in thousands)
Commercial Loans and Leases
Real Estate	$185,799	48.3%	$148,257	45.7%
Installment	20,225	5.3%	18,502	5.7%
Direct Financing Leases	55,629	14.5%	45,078	13.9%
Lines of Credit	23,023	6.0%	16,446	5.1%
Cash Reserve	58	0.0%	71	0.0%

Total Commercial Loans and Leases	284,734	74.1%	228,354	70.4%

Consumer Loans
Real Estate	58,063	15.1%	56,529	17.5%
Home Equity	38,264	9.9%	36,035	11.1%
Installment	2,003	0.5%	1,858	0.6%
Overdrafts	252	0.1%	379	0.1%
Other	271	0.1%	75	0.0%

Total Consumer Loans	98,853	25.7%	94,876	29.3%

Net Deferred Costs & Unearned Discounts	931	0.2%	881	0.3%

Total Loans and Leases	384,518	100.0%	324,111	100.0%

Allowance for Loan and Lease Losses	(5,091)		(4,555)

Loans and Leases, net	$379,427		$319,556

Net loan and lease charge-offs were $550 thousand in the three month period ended September 30, 2008 as compared with $368 thousand in the second quarter of 2008 and $308 thousand in the three month period ended September 30, 2007. Net charge-offs were $1.3 million for the nine month period ended September 30, 2008, as compared with $841 thousand for the same period of 2007. The continued seasoning of the lease portfolio is responsible for the increase in net charge-offs. As has been the experience since the Company began originating small-ticket leases, the majority of charge-offs in the loan and lease portfolio have been leases. This is consistent with the risk/return nature of these credits in which the Company requires a higher rate of return. Management employs strict underwriting standards in selecting credits for this portion of the portfolio and has taken steps in an attempt to mitigate the leasing portfolio’s risk exposure in a potential economic recession. Actions taken to this effect include tightening credit standards and consolidation of the broker network.
Non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled 0.20% of total loans and leases outstanding at September 30, 2008 as compared with 0.12% at June 30, 2008 and 0.22% at December 31, 2007. The allowance for loan and lease losses totaled $5.1 million or 1.32% of total loans and leases outstanding at September 30, 2008 as compared with $5.1 million or 1.38% of total loans and leases outstanding as of June 30, 2008 and $4.6 million or 1.41% of total loans and leases at December 31, 2007.
The adequacy of the Company’s allowance for loan and lease losses is reviewed quarterly by the Company’s management with consideration given to loan and lease concentrations, charge-off history, delinquent loan and lease percentages, and general economic conditions. Management believes the allowance for loan and lease losses is adequate for losses from existing loans and leases.
The following table sets forth information regarding non-performing loans and leases as of the dates specified.

	September 30, 2008	December 31, 2007
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate
Residential 1-4 family	$34	$—
Commercial and multi-family	93	112
Construction	—	—
Second mortgages	—	—
Home equity lines of credit	50	—

Total mortgage loans on real estate	177	112

Direct financing leases	439	215

Commercial loans	125	224

Consumer installment loans
Personal	—	—
Credit cards	—	—
Other	—	—

Total consumer installment loans	—	—

Total non-accruing loans and leases	$741	$551

Accruing loans and leases 90+ days past due	41	163

Total non-performing loans and leases	782	714

Total non-performing loans and leases as a percentage of total assets	0.16%	0.16%
Total non-performing loans and leases as a percentage of total loans and leases	0.20%	0.22%
For the three and nine month period ended September 30, 2008, gross interest income that would have been reported on non-accruing loans and leases had they been current was $8 thousand and $25 thousand. For the three and nine month periods ended September 30, 2007, gross interest income that would have been reported on non-accruing loans and leases had they been current, was $39 thousand and $85 thousand, respectively. There was $3 thousand and $25 thousand of interest income included in net income for the three and nine month periods ended September 30, 2008 on non-accruing loans and leases, before those loans were classified as non-accrual. There was $5 thousand and $23 thousand of interest income included in net income for the three and nine month periods ended September 30, 2007 on non-accruing loans and leases.
Investing Activities
Total securities decreased to $64.2 million at September 30, 2008, reflecting a $2.9 million, or 4.3% decrease from $67.1 million at June 30, 2008, and an $8.2 million, or 11.3% decrease from $72.4 million at December 31, 2007. Securities and interest-bearing deposits at banks made up 15.7% of the Bank’s total average interest earning assets in the third quarter of 2008 compared with 16.0% in the trailing second quarter of 2008 and 24.0% in the third quarter of 2007. The large decline in the securities portfolio compared with the third quarter of 2007 is a result of the Company’s strategy to de-leverage a portion of its balance sheet.

The Bank continues to have a large concentration in tax-advantaged municipal bonds, which make up 51.9% of the portfolio at September 30, 2008 compared with 50.1% at June 30, 2008 and 52.3% at December 31, 2007; and U.S. government-sponsored agency bonds of various types, which comprise 18.7% of the portfolio at September 30, 2008 versus 19.5% at June 30, 2008 and 19.6% at December 31, 2007. Agency mortgage-backed securities comprise 25.5% at September 30, 2008 compared with 25.6% at June 30, 2008 and 23.2% as of December 31, 2007. As a member of both the Federal Reserve System and the Federal Home Loan Bank of New York, the Bank is required to hold stock in those entities. These investments made up 3.9% of the portfolio at September 30, 2008 versus 4.8% at June 30, 2008 and 4.9% of the portfolio at December 31, 2007. The credit quality of the securities portfolio is believed to be strong as the portfolio is in an overall unrealized net gain position, with no individual securities in a significant net loss position.
The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. Management believes the average expected life of the securities portfolio is 2.6 years as of September 30, 2008 compared with 2.9 years as of June 30, 2008 and 2.4 years as of December 31, 2007. Available-for-sale securities with a total fair value of $58.3 million at September 30, 2008 were pledged as collateral to secure public deposits and for other purposes required or permitted by law. The Company has no exposure to subprime mortgages, private mortgage-backed securities, credit default swaps, or Fannie Mae or Freddie Mac preferred stock investments in its investment portfolio.
Funding Activities
Total deposits at September 30, 2008 were $403.5 million, reflecting a $32.0 million or 8.6% increase from June 30, 2008 and a $77.7 million or 23.9% increase from December 31, 2007. Demand deposits at September 30, 2008 were $78.5 million, reflecting a $1.6 million or 2.1% increase from June 30, 2008 and a $9.2 million or 13.3% increase from December 31, 2007. Demand deposit balances fluctuate day-to-day based on the high volume of transactions normally associated with the demand product. Average demand deposit growth is a better measure of sustained growth. Average demand deposits in the three month period ended September 30, 2008 were 8.5% higher than the second quarter of 2008 and 5.5% higher than the prior year’s third quarter. Much of the overall deposit growth in the third quarter ended September 30, 2008 is attributable to an increase in regular savings deposits of $33.9 million, or 31.5%, to $141.7 million. After a period of flat growth to declining balances, the Company introduced a new money market savings product in an effort to attract savings deposits. Compared with December 31, 2007, savings deposits have increased $48.8 million, or 52.5%. Time deposits were $146.5 million at September 30, 2008, reflecting a $5.5 million or 3.6% decrease from June 30, 2008, and a $17.5 million or 13.6% increase from December 31, 2007. Due to the significant growth in the Company’s loan and lease portfolio, the Company had been aggressive in attracting time deposits, particularly those with longer-term maturities, through the first two quarters of 2008. However, the combination of unfavorable pricing conditions in the market as well as the funding provided by the inflow of savings deposits resulted in the Company pulling back somewhat on its pursuit of time deposits in the third quarter of 2008. NOW deposits decreased in the third quarter ended September 30, 2008 by $4.1 million, or 24.6%, while muni-vest balances increased in the same quarter by $6.2 million, or 34.4%. These fluctuations were largely a result of a single large municipal customer moving money between accounts.
Short-term borrowings from other correspondent banks and the Federal Home Loan Bank of New York decreased from $34.0 million at December 31, 2007 and $23.1 million at June 30, 2008 to $7.2 million at September 30, 2008. In contrast, long-term borrowings remained at $18.3 million at September 30, 2008, virtually flat to the balance at June 30, 2008, and higher than the December 31, 2007 balance of $14.1 million. The Federal Reserve continued to cut its target rate for federal funds in the first half of 2008 in light of a sluggish economy. By the end of the 2008 third quarter, the target rate stood at 2.00%. Compared to historical norms, interest rates were at a lower than usual level in the second and third quarter of 2008, prompting the Company to lock in relatively low rates for a longer period of time, resulting in the increase in long-term borrowings from December 31, 2007. The Company’s strong savings deposit growth has resulted in a decrease in its reliance on wholesale short-term borrowings.

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

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$370,349	$6,908	7.46%	$299,932	$6,036	8.05%
Taxable securities	33,140	360	4.35%	45,402	501	4.41%
Tax-exempt securities	32,877	353	4.29%	37,801	401	4.24%
Interest bearing deposits at banks	3,086	13	1.69%	11,302	156	5.52%

Total interest-earning assets	439,452	7,634	6.95%	394,437	7,094	7.19%

Non interest-earning assets:

Cash and due from banks	13,650			11,893
Premises and equipment, net	8,793			8,551
Other assets	30,926			29,639

Total Assets	492,821			$444,520

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$13,669	$28	0.82%	$10,377	$7	0.27%
Regular savings	126,324	551	1.74%	88,701	277	1.25%
Muni-Vest savings	20,742	96	1.85%	28,059	291	4.15%
Time deposits	150,496	1,440	3.83%	148,808	1,820	4.89%
Other borrowed funds	29,106	225	3.09%	24,835	223	3.59%
Junior subordinated debentures	11,330	151	5.33%	11,330	226	7.98%
Securities sold U/A to repurchase	4,710	9	0.76%	6,193	12	0.78%

Total interest-bearing liabilities	356,377	$2,500	2.81%	318,303	$2,856	3.59%

Noninterest-bearing liabilities:
Demand deposits	79,107			74,973
Other	11,075			9,169

Total liabilities	446,559			$402,445
Stockholders’ equity	46,262			42,075

Total Liabilities and Equity	492,821			$444,520

Net interest earnings		$5,134			$4,238

Net interest margin			4.67%			4.30%

Interest rate spread			4.14%			3.60%

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$345,971	$19,515	7.52%	$293,804	$17,730	8.05%
Taxable securities	31,817	1,001	4.19%	75,073	2,374	4.22%
Tax-exempt securities	35,217	1,144	4.33%	39,476	1,279	4.32%
Interest bearing deposits at banks	1,475	20	1.81%	6,939	253	4.86%

Total interest-earning assets	414,480	21,680	6.97%	415,292	21,636	6.95%

Non interest-earning assets:

Cash and due from banks	12,611			11,225
Premises and equipment, net	8,486			8,637
Other assets	30,016			29,625

Total Assets	465,593			$464,779

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$12,264	$66	0.72%	$11,141	$19	0.23%
Regular savings	102,211	1,092	1.42%	87,526	784	1.19%
Muni-Vest savings	23,202	391	2.25%	40,940	1,323	4.31%
Time deposits	144,128	4,388	4.06%	154,248	5,642	4.88%
Other borrowed funds	37,399	892	3.18%	29,745	856	3.84%
Junior subordinated debentures	11,330	498	5.86%	11,330	667	7.85%
Securities sold U/A to repurchase	5,195	32	0.82%	7,026	42	0.80%

Total interest-bearing liabilities	335,729	$7,359	2.92%	341,956	$9,333	3.64%

Noninterest-bearing liabilities:
Demand deposits	74,028			72,424
Other	10,787			9,507

Total liabilities	420,544			$423,887

Stockholders’ equity	45,049			40,892

Total Liabilities and Equity	465,593			$464,779

Net interest earnings		$14,321			$12,303

Net interest margin			4.61%			3.95%

Interest rate spread			4.05%			3.31%

Net Income
Net income for the third quarter of 2008 was $1.43 million, or $0.52 per diluted share, an increase of $0.01 million, or 0.7%, from net income of $1.42 million, or $0.52 per diluted share, in the third quarter of 2007. Return on average equity was 12.32% for the quarter, compared with 13.45% in last year’s third quarter. For the nine-month period ended September 30, 2008, net income was $4.40 million, or $1.60 per diluted share, an increase of $1.84 million, or 71.8%, from $2.56 million, or $0.94 per diluted share, in the same period in 2007. In last year’s second quarter, the Company restructured its balance sheet by selling $45 million of securities at an after-tax loss of $1.41 million, or $0.51 per diluted share. The return on average equity was 13.03% and 8.36% for the nine-month periods ended September 30, 2008 and 2007, respectively.

“Net operating” income (as defined in the following Supplemental Non-GAAP Disclosure) is net income adjusted for what management considers to be “non-operating” items. Net operating income for the third quarter of 2008 was $1.53 million, or $0.55 per diluted share, an increase of $0.01 million, or 0.7%, from net operating income of $1.52 million, or $0.55 per diluted share, in the third quarter of 2007. For the nine-month period ended September 30, 2008, net operating income of $4.71 million, or $1.71 per diluted share, was 10.6% higher than net operating income of $4.26 million, or $1.55 per diluted share, in the same period in 2007.
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
See the reconciliation of net operating income and diluted net operating earnings per share to net income and diluted earnings per share in the following table:
Reconciliation of GAAP Net Income to Net Operating Income

	Three months ended			Nine months ended
	September 30		Inc	September 30		Inc
(in thousands, except per share)	2008	2007	(dec)	2008	2007	(dec)

GAAP Net Income	$1,425	$1,415	0.7%	$4,403	$2,563	71.8%

(Gain) loss on sale of securities*	—	(1)		(4)	1,413
Amortization of intangibles*	104	104		306	280

Net operating income	$1,529	$1,518	0.7%	$4,705	$4,256	10.6%

GAAP diluted earnings per share	$0.52	$0.52	—	$1.60	$0.94	70.2%

(Gain) loss on sale of securities*	—	—		—	0.52
Amortization of intangibles*	0.03	0.03		0.11	0.09

Diluted net operating earnings per share	$0.55	$0.55	—	$1.71	$1.55	10.3%

*	After any tax-related effect

Other Operating Results
Net interest income for the three and nine month periods ended September 30, 2008 was $5.1 million and $14.3 million, respectively, an increase of $0.9 million and $2.0 million over the same periods in 2007. There are several factors driving the increase. First, there has been strong growth in the Company’s commercial loan portfolio, particularly its commercial real estate portfolio. Second, there has been a benefit to net interest income from the de-leverage of the balance sheet in June 2007 through the sale of low-earning investment securities and disposition of high-cost municipal time deposits. Third, the Company has benefited from a decline in market interest rates as the Federal Reserve has cut its target federal funds rate by 300 basis points since September 2007 to 2.00% at the end of September 2008.
The net interest margin for the three month period ended September 30, 2008 was 4.67%, as compared with 4.70% in the second quarter of 2008 and 4.30% for the three months ended September 30, 2007. The return on interest earning assets in the three month period ended September 30, 2008 decreased 24 basis points from the prior year third quarter. The decrease from prior year is due to the decreased yield earned on loans. The cost of interest-bearing liabilities was 2.81% in the third quarter of 2008, compared with 3.59% in the third quarter of 2007. The drop in market interest rates resulted in lower rates paid on most funding sources, particularly muni-vest savings, time deposits, and short-term borrowings. The margin benefits from the declining market interest rates have leveled off, however, as asset yields decreased 1 basis point and the cost of interest-bearing liabilities increased 2 basis points from the second quarter to the third quarter of 2008. Interest free funds contributed 53 basis points to the net interest margin in the three month period ended September 30, 2008, the same as in the second quarter of 2008, but lower than the 70 basis points in the third quarter of 2007.
The net interest margin for the nine month period ended September 30, 2008 was 4.61%, as compared with 3.95% in the same period in 2007.
The provision for loan and lease losses for the three month period ended September 30, 2008 decreased to $582 thousand from $675 thousand in the linked quarter but increased from $283 thousand in the same three month period in 2007. Increased charge-offs, the continued loan growth, and additional reserves needed for the continued seasoning of the leasing portfolio resulted in the year-over-year increase in the provision for loan and lease losses. While loan growth remained strong in the third quarter of 2008, it was off the second quarter’s even stronger pace, resulting in the decrease in the provision for loan and lease losses when comparing the third quarter of 2008 to the second quarter of 2008. The ratio of net charge-offs to average loans and leases increased from 0.41% in the third quarter of 2007 and 0.42% in the second quarter of 2008, to 0.59% in the third quarter of 2008. The continued seasoning of the lease portfolio is responsible for the increase in net charge-offs. As has been the experience since the Company began originating small-ticket leases, the majority of write-offs have been in leases. This is consistent with the risk/return nature of these credits in which the Company requires a higher rate of return. Management employs strict underwriting standards in selecting credits for this portion of the portfolio and has taken steps in an attempt to mitigate the leasing portfolio’s risk exposure in a potential economic recession. Actions taken to this effect include tightening credit standards and consolidation of the broker network.
Non-interest income was $2.9 million and $9.3 million for the three and nine month periods ended September 30, 2008, respectively. This is flat to the third quarter of 2007 and an increase of $3.0 million over the same nine month period of 2007. Most of the increase over the nine month period ($2.3 million) is attributable to the loss on the sale of $45 million in securities in the second quarter of 2007 when the Company restructured its balance sheet. Excluding securities gains and losses, all other non-interest income rose 7.5% for the nine month period ended September 30, 2008, when compared with the same period of 2007. The largest component of non-interest income, insurance revenue, improved 4.3% to $1.8 million in the three month period ended September 30, 2008 compared to the same period of the prior year. For the nine month period ended September 30, 2008, it increased 5.2%, or $0.3 million, to $5.5 million when compared with the nine month period in the prior year. The increase in insurance revenue is due in large part to the purchase of an insurance agency in July 2007. The Evans Insurance Agency made another acquisition in the third quarter of 2008 with the purchase of the Fitzgerald Agency in Amherst, NY. Organic growth continues to be sluggish in a soft insurance market with intense competition.
The increase in the value of the Company’s bank-owned life insurance policies (“BOLI”) was $31 thousand and $239 thousand for the three and nine-month periods ended September 30, 2008 compared with $151 thousand and

$468 thousand in the same periods in 2007. Other income increased $81 thousand, or 18.1%, to $529 thousand in the third quarter of 2008 compared to the third quarter of 2007. Most of the increase is attributable to appreciation in the value of the Company’s mortgage servicing rights. For the nine-month period ended September 30, 2008, other income was $1.4 million, a $0.1 million, or 11.5%, increase from $1.3 million in the comparable period in 2007.
Total non-interest expenses were $5.3 million and $15.4 million for the three and nine month periods ended September 30, 2008, respectively. This is an increase of $0.4 million, or 8.1%, and $0.9 million, or 6.1%, respectively, from the same periods in 2007. Salary and employee benefit expense for the three month period ended September 30, 2008 increased $0.2 million, or 8.2%, to $2.9 million for the quarter due to merit increases, the addition of new employees, including those working the Company’s new branch office in Buffalo, an enhanced incentive compensation system, and increased contributions to the 401(k) savings plan, which were somewhat offset by savings related to the freezing of the defined benefit pension plan. Those same factors contributed to the increase in salary and employee benefit expense for the nine month period ended September 30, 2008 of $0.6 million, or 8.0%, to $8.6 million. The new branch office also drove the increase in occupancy expenses of 7.5% from the third quarter of 2007 to $0.6 million in the third quarter of 2008. Advertising and public relations expenses increased $57 thousand in the third quarter of 2008 compared with the prior year as a result of the Company’s branding campaign which resulted in the name change of several of the Company’s subsidiaries, a new logo, and a new tagline. The increase in advertising and public relations expenses in the nine-month period ended September 30, 2008 compared to the prior year is $47 thousand.
Income tax expense totaled $0.8 million and $2.0 million for the three and nine month periods ended September 30, 2008, respectively. The effective tax rates for the periods were 35.6% and 31.0%, respectively. The effective tax rates for the comparable periods in 2007 were impacted by the aforementioned loss on the sale of securities. Excluding the loss on sale of securities, the effective tax rate on all other income for the three-month and nine-month periods ended September 30, 2007 was 28.3% and 27.4%, respectively. The increase in the effective rate is a result of tax-exempt income such as interest earned on municipal bonds and the increase in value of bank-owned life insurance being a smaller portion of total income. The Company records an effective tax rate for the period that will be reflective of the projected annual tax rate based on expected supportable tax positions.
CAPITAL
The Company has consistently maintained regulatory capital ratios at, or above, federal “well capitalized” standards. Equity as a percentage of assets was 9.1% at September 30, 2008, down from 9.3% at June 30, 2008 and 9.8% at December 31, 2007. The ratio has declined because assets grew faster than equity. Book value per outstanding common share was $16.53 at September 30, 2008, compared with $16.44 at June 30, 2008 and $15.74 at December 31, 2007. Total stockholders’ equity was $45.5 million at September 30, 2008, compared with $45.3 million at June 30, 2008 and $43.3 million at December 31, 2007. The increase is primarily attributable to total comprehensive income of $4.3 million in the first nine months of 2008, offset by $2.1 million in dividends.
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
Additionally, the Company has access to capital markets as a funding source, including the new TARP program, which was discussed at length at the beginning of Item 2 of this document.

The cash flows from the investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At September 30, 2008, approximately 19.3% of the Bank’s securities had contractual maturity dates of one year or less and approximately 53.0% had maturity dates of five years or less. At September 30, 2008, the Company had net short-term liquidity of $25.0 million as compared with $23.4 million at June 30, 2008 and $28.2 million at December 31, 2007. Available assets of $72.4 million, divided by public and purchased funds of $134.7 million, resulted in a long-term liquidity ratio of 54% at September 30, 2008, compared with 46% at June 30, 2008 and 51% at December 31, 2007.
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
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

	Calculated (decrease) increase
	in projected annual net interest income
	(in thousands)
	September 30, 2008	December 31, 2007
Changes in interest rates

+200 basis points	(54)	(676)
+100 basis points	(24)	(333)

-100 basis points	(42)	394
-200 basis points	(216)	629
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
ITEM 4 — CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2008 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6 — EXHIBITS

Exhibit No.	Name	Page No.

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	29

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	30

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	31

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.
DATE November 04, 2008	/s/ David J. Nasca
David J. Nasca
President and CEO (Principal Executive Officer)

DATE November 04, 2008	/s/ Gary A. Kajtoch
Gary A. Kajtoch
Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Name	Page No.

31.1	Certification of Principal Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	29

31.2	Certification of the Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.	30

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	31

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32