Form 10-K
period 2008-12-31
EVANS BANCORP INC
filed 2009-03-16
CIK 842518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-18539
EVANS BANCORP, INC.
(Exact name of registrant as specified in its charter)

New York	16-1332767

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14-16 North Main Street, Angola, New York	14006

(Address of principal executive offices)	(Zip Code)
(716) 926-2000

Registrant’s telephone number (including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $.50 per share	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $39.0 million, based upon the closing sale price of a share of the registrant’s common stock on The NASDAQ Global Market.
As of March 10, 2008, 2,769,715 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2008 Annual Meeting of Shareholders, to be held on April 23, 2009, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART I
FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” and similar expressions identify such forward-looking statements. These forward-looking statements include statements regarding the business plans, prospects, growth and operating strategies of Evans Bancorp, Inc. (the “Company”), statements regarding the asset quality of the Company’s loan and investment portfolios, and estimates of the Company’s risks and future costs and benefits.
These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board (“FASB”) and the Public Company Accounting Oversight Board; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Annual Report on Form 10-K, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”). Many of these factors are beyond the Company’s control and are difficult to predict.
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
At December 31, 2008, the Company had consolidated total assets of $529.0 million, deposits of $404.0 million and stockholders’ equity of $45.9 million.
The Company’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Company has two direct wholly-owned subsidiaries: (1) Evans Bank, N.A. (“Evans Bank” or the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York; and (2) Evans National Financial Services, Inc. (“ENFS”), which owns 100% of the common stock of The Evans Agency, Inc. (“TEA”), which sells various premium-based insurance policies on a commission basis. At December 31, 2008, the Bank represented 97.6% and ENFS represented 2.4% of the consolidated assets of the Company. Further discussion of our segments is included in Note 17 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.
Evans Bank
The Bank is a nationally chartered bank that has its headquarters and a full-service banking office at 14 North Main Street, Angola, New York, and a total of twelve full-service banking offices in Erie County and Chautauqua County, New York.

At December 31, 2008, the Bank had total assets of $516.4 million, security investments of $75.8 million, net loans of $401.6 million, deposits of $404.0 million and stockholders’ equity of $40.2 million, compared to total assets of $430.2 million, security investments of $72.4 million, net loans of $319.6 million, deposits of $325.8 million and stockholders’ equity of $35.8 million at December 31, 2007. The Bank’s principal source of funding is deposits, which it reinvests in the community in the form of loans and investments. The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit. The Bank’s deposits are insured up to the maximum permitted by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans and leases and commercial and residential mortgage loans.
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
Evans National Holding Corp. (“ENHC”). ENHC, a wholly-owned subsidiary of the Bank, operates as a real estate investment trust (“REIT”) that holds commercial real estate loans and residential mortgages, which provides additional flexibility and planning opportunities for the business of the Bank.
Suchak Data Systems (“SDS”). The Company acquired SDS on December 31, 2008. SDS, a wholly-owned subsidiary of the Bank, serves the data processing needs of financial institutions with customized solutions and consultative services. SDS hosts the Bank’s core and primary banking systems along with providing product development and programming services. SDS’s products and services for its other customers include core and online banking systems, check imaging, item processing, and ATM services.
Evans National Financial Services, Inc. (“Evans National Financial Services” or “ENFS”). ENFS is a wholly-owned subsidiary of the Company. ENFS’s primary business is to own the business and assets of the Company’s non-banking financial services segment subsidiaries.
The Evans Agency, Inc. (“The Evans Agency” or “TEA”). TEA, a wholly-owned subsidiary of ENFS, is an insurance agency which sells various premium-based insurance policies on a commission basis, including business and personal insurance, surety bonds, risk management, life, disability and long-term care coverage. TEA has offices located in Erie, Niagara, Chautauqua, and Cattaraugus Counties in New York.
ENB Associates Inc. (“ENB Associates” or “ENBA”). ENBA, a wholly-owned subsidiary of TEA, offers non-deposit investment products, such as annuities and mutual funds.
Frontier Claims Services, Inc. (“FCS”). FCS is a wholly-owned subsidiary of TEA and provides claims adjusting services to various insurance companies.
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
The Company operates in two reportable segments — banking activities and insurance agency activities. See Note 17 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for more information on the Company’s reportable segments.

MARKET AREA
The Company’s primary market area is Erie County, Niagara County, northern Chautauqua County and northwestern Cattaraugus County, New York. This primary market area is the area where the Bank principally receives deposits and makes loans and TEA sells insurance. Even though ENL conducts business outside of this defined market area, this activity is not deemed to expand the Company’s primary market.
AVERAGE BALANCE SHEET INFORMATION
The table presents the significant categories of the assets and liabilities of the Bank, interest income and interest expense, and the corresponding yields earned and rates paid in 2008, 2007 and 2006. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest. Securities are stated at fair value. Interest and yield are not presented on a tax-equivalent basis.

	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases, net	$357,210	$26,328	7.37%	$297,905	$23,918	8.03%	$268,538	$20,405	7.60%
Taxable securities	32,168	1,309	4.07%	68,453	2,919	4.26%	104,368	4,209	4.03%
Tax-exempt securities	34,584	1,490	4.31%	38,923	1,683	4.32%	44,044	1,881	4.27%
Federal funds sold	1,531	24	1.57%	6,448	317	4.92%	1,097	49	4.47%

Total interest-earning assets	425,493	29,151	6.85%	411,729	28,837	7.00%	418,047	26,544	6.35%

Non interest-earning assets:
Cash and due from banks	12,592			11,454			12,066
Premises and equipment, net	8,662			8,568			8,194
Other assets	30,037			29,566			29,022

Total Assets	$476,784			$461,317			$467,329

Liabilities & Stockholders’ Equity
Interest-bearing liabilities:
NOW	$11,793	80	0.68%	$11,014	33	0.30%	$11,767	22	0.19%
Regular savings deposits	113,266	1,801	1.59%	88,685	1,061	1.20%	88,522	926	1.05%
Muni-vest savings	23,459	494	2.11%	39,840	1,696	4.26%	36,301	1,550	4.27%
Time deposits	144,040	5,713	3.97%	149,578	7,264	4.86%	151,530	6,481	4.28%
Other borrowed funds	35,876	1,110	3.09%	29,655	1,164	3.93%	46,304	1,800	3.89%
Junior subordinated debentures	11,330	644	5.68%	11,330	891	7.86%	11,330	850	7.50%
Securities sold under agreement to repurchase	5,151	41	0.80%	6,694	53	0.79%	8,493	68	0.80%

Total interest-bearing liabilities	344,915	9,883	2.87%	336,796	12,162	3.61%	354,247	11,697	3.30%

Non interest-bearing liabilities:
Demand deposits	75,551			73,577			67,046
Other	10,972			9,609			8,153

Total liabilities	431,438			419,982			429,446

Stockholders’ equity	45,346			41,335			37,883

Total Liabilities & Equity	$476,784			$461,317			$467,329

Net interest earnings		$19,268			$16,675			$14,847

Net yield on interest earning assets			4.53%			4.05%			3.55%

Interest rate spread			3.98%			3.39%			3.05%

SECURITIES ACTIVITIES
The primary objective of the Bank’s securities portfolio is to maximize income while preserving safety of principal. Secondary objectives include: providing collateral to secure local municipal deposits, the investment of funds during periods of decreased loan demand, interest rate sensitivity considerations, supporting local communities through the purchase of tax-exempt securities and tax planning considerations. The Bank’s Board of Directors is responsible for establishing overall policy and reviewing performance of the Bank’s investments.
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
The Bank’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase. Out-of-state issues must be rated at least Moody’s Aa (or equivalent) at the time of purchase. Bonds or securities rated below A are reviewed periodically to ensure their continued credit worthiness. While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Bank’s general market area which, in the Bank’s judgment, possess no greater credit risk than Baa (or equivalent) bonds. The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information. The securities portfolio of the Bank is priced on a monthly basis.
Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which establishes accounting treatment for investments in securities, all securities in the Bank’s investment portfolio are either designated as “held to maturity” or “available for sale.”
Income from securities held in the Bank’s investment portfolio represented approximately 9.6% of total interest income of the Company in 2008 as compared to 16.0% in 2007 and 22.9% in 2006. At December 31, 2008, the Bank’s securities portfolio of $75.8 million consisted primarily of state and municipal securities, mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”), and U.S. and federal agency obligations. The Bank did not hold any FNMA or FHLMC perpetual preferred stock or trust-preferred securities at December 31, 2008. The decrease in the securities portfolio income over the last two years is a result of the Company’s strategy to restructure its balance sheet. The Company sold $45.0 million of available-for-sale securities in June 2007 while allowing other securities to mature. Correspondingly, the Company allowed certain municipal time deposits to roll off and priced down its muni-vest savings account with certain non-core municipal customers which resulted in the loss of those muni-vest accounts. Management has the intent and ability to hold the Company’s investment securities until recovery or maturity.
Available for sale securities with a total fair value of $66.0 million at December 31, 2008 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The following table summarizes the Bank’s securities with those designated as “available for sale” valued at fair value and securities designated as “held to maturity” valued at amortized cost as of December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands)
Available for Sale:
Debt securities
U.S. government agencies	$17,902	$14,189	$30,891
States and political subdivisions	35,436	35,658	38,438

Total debt securities	$53,338	$49,847	$69,329

Mortgage-backed securities
FNMA	$8,165	$8,135	$30,168
FHLMC	7,587	7,063	8,448
GNMA	—	—	1,044
CMO’s	1,149	1,587	20,629

Total mortgage-backed securities	$16,901	$16,785	$60,289

FRB and Federal Home Loan Bank Stock	3,565	3,512	3,901

Total securities designated as available for sale	$73,804	$70,144	$133,519

Held to Maturity:
U.S. government agencies	$35	$35	$35
States and political subdivisions	1,916	2,231	4,176

Total securities designated as held to maturity	$1,951	$2,266	$4,211

Total securities	$75,755	$72,410	$137,730

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2008:

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Debt Securities:
U.S. government agencies	$16,013	1.48%	$1,889	3.75%	$—	—	$—	—
States and political subdivisions	854	4.45%	19,043	4.45%	14,246	4.63%	1,293	4.87%

Total debt securities	$16,867	1.63%	$20,932	4.38%	$14,246	4.63%	$1,293	4.87%

Mortgage-backed Securities:
FNMA	$209	5.21%	$1,013	4.95%	$4,599	5.01%	$2,345	5.36%
FHLMC	2,058	3.79%	579	4.58%	1,985	5.02%	2,964	5.43%
CMO’s	—	—	—	—	125	4.01%	1,024	4.50%

Total mortgage-backed securities	$2,267	3.92%	$1,592	4.81%	$6,709	5.00%	$6,333	5.26%

Total available for sale	$19,134	1.90%	$22,524	4.41%	$20,955	5.01%	$7,626	5.19%

Held to Maturity:
U.S. government agencies	$—	—	$—	—	$35	—	$—	—
States and political subdivisions	$198	4.01%	612	3.79%	390	4.70%	716	3.69%

Total held to maturity	$198	4.01%	$612	3.79%	$425	4.31%	$716	3.69%

Total securities	$19,332	1.92%	$23,136	4.40%	$21,380	4.86%	$8,342	5.06%

LENDING AND LEASING ACTIVITIES
General. The Bank has a loan and lease policy, which includes a loan and lease loss allowance policy, which is approved by its Board of Directors on an annual basis. The loan and lease policy governs the conditions under which loans and leases may be made, addresses the lending authority of Bank officers, charge off policies and desired portfolio mix.
The Bank offers a variety of loan and lease products to its customers, including residential and commercial real estate mortgage loans, commercial loans, direct financing leases, and installment loans. The Bank primarily extends loans to customers located within the Western New York area, except for direct financing leases, which are originated in all 48 contiguous states. Interest income on loans and leases represented approximately 90.3% of the total interest income of the Company in 2008 and approximately 82.9% and 76.9% of total interest income in 2007 and 2006, respectively. The Bank’s loan and lease portfolio, net of the allowances for loan and lease losses, totaled $401.6 million and $319.6 million at December 31, 2008 and December 31, 2007, respectively. At December 31, 2008, the Bank had a $6.1 million allowance for loan losses which is approximately 1.49% of total loans and leases. This compares with approximately $4.6 million at December 31, 2007 which was approximately 1.41% of total loans and leases. The $1.5 million increase in the allowance for loan and lease losses reflects management’s assessment of the portfolio composition as well as the economy. The United States was in a recession in 2008 and the recession is expected to continue well into 2009. The troubled economy resulted in a significant increase in net charge-offs in the direct financing lease portfolio in 2008. Management expects the leasing portfolio to continue to be sensitive to the economic conditions. While the Company’s remaining commercial and consumer portfolios did not experience charge-offs in 2008, an economic recession puts those portfolios at increased risk as well. Also, a higher allowance is necessary because the loan portfolio was larger at December 31, 2008 than at the previous year-end due to strong growth in 2008, as discussed in more detail below. The net loan portfolio represented approximately 75.9% and 72.2% of the Company’s total assets at December 31, 2008 and December 31, 2007, respectively.
Real Estate Loans. Approximately 72.7% of the Bank’s loan and lease portfolio at December 31, 2008 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans. The Bank’s real estate loan portfolio was $296.2 million at December 31, 2008, compared to $237.5 million at December 31, 2007. The real estate loan portfolio increased by approximately 24.7% in 2008 over 2007 compared to an increase of 8.0% in 2007 over 2006.
The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value ratio. Fixed rate residential mortgage loans outstanding totaled $54.8 million at December 31, 2008, which was approximately 13.4% of total loans and leases outstanding, compared with $56.5 million and 17.4%, respectively, at December 31, 2007. The Bank has a contractual arrangement with FNMA, pursuant to which the Bank sells mortgage loans to FNMA and the Bank retains the servicing rights as to those loans.
In 2008, the Bank sold approximately $3.5 million in mortgages to FNMA under this arrangement, compared with $2.9 million in mortgages sold in 2007. The Bank currently retains the servicing rights on $26.9 million in mortgages sold to FNMA. The Company has recorded a net servicing asset for such loans of approximately $0.1 million and $0.2 million at December 31, 2008 and 2007, respectively. The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.
The Bank offers adjustable rate residential mortgage loans with terms of up to 30 years. Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter. At December 31, 2008, the Bank’s outstanding adjustable rate residential mortgage loans were $12.0 million or 2.9% of total loans and leases outstanding as compared with $12.1 million or 3.7% of total loans and leases at December 31, 2007. This balance did not include any construction mortgage loans, which are discussed below.
The Bank also offers commercial mortgage loans with up to an 80% loan-to-value ratio for up to 20 years on a variable and fixed rate basis. Many of these mortgage loans either mature or are subject to a rate call after three to five years. The Bank’s outstanding commercial mortgage loans were $180.4 million at December 31, 2008, which was approximately 44.3% of total loans and leases outstanding, compared with $131.1 million and 40.5%, respectively, at December 31, 2007. This balance included $62.0 million in fixed rate and $118.4 million in variable rate mortgage loans, which include interest rate calls.
The Bank also offers other types of loans collateralized by real estate such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 80% loan-to-value ratio. At December 31, 2008, the real estate loan portfolio included $31.3 million of home equity loans outstanding, which represented approximately 7.7% of total loans and leases outstanding, compared with $26.4 million and 8.1% at December 31, 2007, respectively. This balance included $22.3 million in variable rate loans and $8.9 million in fixed rate loans.

The Bank also offers both residential and commercial real estate construction loans at up to an 80% loan-to-value ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 2008, fixed rate real estate construction loans outstanding totaled $4.8 million or 1.2% of total loans and leases outstanding, and adjustable rate construction loans outstanding totaled $13.0 million or 3.2% of total loans and leases outstanding. At December 31, 2007, fixed rate real estate construction loan outstanding totaled $0.6 million, or 0.2% of total loans and leases outstanding, and adjustable rate construction loans outstanding totaled $10.9 million, or 3.3% of total loans and leases outstanding.
As of December 31, 2008, approximately $2.8 million or 0.9% of the Bank’s real estate loans were 30 to 90 days delinquent, and approximately $2.3 million or 0.8% of real estate loans were non-accruing.
Direct Financing Leases. Direct financing leases totaled $58.6 million and $45.1 million at December 31, 2008 and 2007, respectively, representing approximately 14.4% and 13.9% of the Bank’s total loans and leases outstanding at December 31, 2008 and 2007, respectively. As of December 31, 2008, approximately $1.2 million or 2.1% of the Bank’s direct financing leases were 30 to 90 days past due. In addition, $0.8 million, or 1.4%, were non-accruing and $1.9 million, or 3.2%, were restructured in troubled debt restructurings.
Commercial Loans. The Bank offers commercial loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank’s commercial loan portfolio totaled $46.1 million and $34.6 million at December 31, 2008 and 2007, respectively. Commercial loans represented approximately 11.3% and 10.7% of the Bank’s total loans at December 31, 2008 and 2007, respectively.
As of December 31, 2008, approximately $350 thousand or 0.8% of the Bank’s commercial loans were 30 to 90 days past due and $0.3 million or 0.6% of its commercial loans were non-accruing. The Bank also had one commercial loan for $144 thousand or 0.3% of commercial loans that was over 90 days past due and still accruing.
Commercial lending entails significantly more risk than real estate loans. Collateral, where applicable, may consist of inventory, receivables, equipment and other business assets. Approximately 62.6% of the Bank’s commercial loans are at variable rates which are tied to the prime rate.
Consumer Installment Loans. The Bank’s consumer installment loan portfolio totaled $1.8 million and $2.1 million at December 31, 2008 and 2007, respectively, representing approximately 0.5% and 0.6% of the Bank’s total loans and leases outstanding at December 31, 2008 and 2007, respectively. Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis. As of December 31, 2008, approximately $15 thousand or 0.8% of the Bank’s installment loans were 30 to 90 days past due.
Other Loans. Other loans totaled $4.2 million and $4.0 million at December 31, 2008 and December 31, 2007, respectively. Other loans consisted primarily of loans to municipalities, hospitals, churches and non-profit organizations, at fixed or variable interest rates with multiple maturities. Other loans also includes overdrafts, which totaled $0.4 million at December 31, 2008 and 2007.
The Bank’s lending limit to any one borrower is subject to regulation by the OCC. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.

The following table summarizes the major classifications of the Bank’s loans and leases (net of deferred origination costs) as of the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$66,750	$68,553	$57,702	$48,580	$38,491
Commercial and multi-family	180,388	131,146	123,701	123,727	107,392
Construction	17,814	11,446	11,848	9,270	8,188
Second mortgages	8,918	9,452	8,625	6,454	5,716
Home equity lines of credit	22,347	16,926	18,147	21,082	22,108

Total mortgage loans on real estate	296,217	237,523	220,023	209,113	181,895

Direct financing leases	58,639	45,078	31,742	16,945	4,546

Commercial loans	46,077	34,563	29,589	29,920	28,762

Consumer installment loans	1,831	2,083	3,101	2,747	2,832

Other	4,152	3,983	3,997	642	1,973

Net deferred loan and lease origination costs	797	881	654	654	590

Total loans and leases	407,713	324,111	289,106	260,021	220,598

Allowance for loan and lease losses	(6,087)	(4,555)	(3,739)	(3,211)	(2,999)

Loans and leases, net	$401,626	$319,556	$285,367	$256,810	$217,599

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table shows the maturities of commercial loans and real estate construction loans outstanding as of December 31, 2008 and the classification of such loans due after one year according to sensitivity to changes in interest rates.

		After One But
	Within	Within Five
	One Year	Years	After Five Years	Total
	(in thousands)
Commercial	$4,000	$20,013	$22,064	$46,077
Real estate construction	5,968	1,466	10,380	17,814

	$9,968	$21,479	$32,444	$63,891

Loans maturing after one year with:
Fixed Rates		$13,743	$1,833
Variable Rates		7,736	30,611

		$21,479	$32,444

Non-accrual, Past Due and Restructured Loans and Leases. The following table summarizes the Bank’s non-accrual and accruing loans and leases 90 days or more past due as of the dates listed below. See Part II, Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan and Lease Losses,” and Part II, Item 8 of this Annual Report on Form 10-K “Financial Statements and Supplementary Data — Note 3 of the Notes to Consolidated Financial Statements” for further information about the Company’s non-accrual, past due and restructured loans and leases.

	At December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential 1-4 family	$50	$—	$—	$—	$—
Commercial and multi-family	1,787	112	145	600	278
Construction	417	—	—	—	—
Second mortgages	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—

Total mortgage loans on real estate	2,254	112	145	600	278

Direct financing leases	791	215	—	—	2

Commercial loans	263	224	443	1,175	1,375

Consumer installment loans	—	—	—	—	—

Other	123	—	—	—	—

Total non-accruing loans and leases	$3,431	$551	$588	$1,775	$1,655

Accruing loans and leases 90+ days past due	148	163	74	95	151

Total non-performing loans and leases	$3,579	$714	$662	$1,870	$1,806

Total non-performing loans and leases to total assets	0.68%	0.16%	0.15%	0.41%	0.42%

Total non-performing loans and leases to total loans and leases	0.88%	0.22%	0.23%	0.72%	0.82%

The Bank had $1.9 million in leases that were restructured in a troubled debt restructuring at December 31, 2008, in addition to the non-accruing leases in the table above. These restructurings were allowed in an effort to maximize the Bank’s ability to collect on leases where borrowers were experiencing financial issues. The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full. If a borrower continues to be delinquent after a troubled debt restructuring, the loan or lease will be placed in nonaccrual or charged off. There were no other troubled debt restructurings at December 31, 2008.
Non-performing loans and leases increased from $0.7 million at December 31, 2007 to $3.6 million at December 31, 2008. Most of the increase came in real estate loans. The increase in non-performing real estate loans was due to three sizable commercial relationships. As commercial relationships tend to involve high-dollar balances, the non-performance of only a small number of relationships can result in a large increase in the non-performing loan and lease balance. The placement of these relationships in non-accruing loans and leases took place in the fourth quarter of 2008. Previously, management had categorized these loans as criticized in its internal rating system. Criticized loans tend to carry larger specific reserves for potential losses than the rest of the general loan portfolio. There was also an increase in non-performing direct financing leases as the depressed economy negatively impacted the performance of the overall leasing portfolio.

The following table summarizes the Bank’s allowance for loan and lease losses and changes in the allowance for loan and lease losses by categories:
ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	2008	2007	2006	2005	2004
	(in thousands)
BALANCE AT THE BEGINNING OF THE YEAR	$4,555	$3,739	$3,211	$2,999	$2,539
CHARGE-OFFS:
Commercial	—	(153)	(212)	(417)	(200)
Real estate mortgages	(1)	(5)	—	(25)	(6)
Direct financing leases	(2,149)	(1,048)	(500)	(108)	—
Consumer installment loans	(4)	(7)	(44)	(86)	(9)
Overdrafted deposit accounts	(51)	(58)	(42)	(39)	—

TOTAL CHARGE-OFFS	(2,205)	(1,271)	(798)	(675)	(215)
RECOVERIES:
Commercial	36	26	53	—	48
Real estate mortgages	—	—	—	40	8
Direct financing leases	170	105	62	56	—
Installment loans	2	18	63	11	4
Overdrafted deposit accounts	21	21	20	11	—

TOTAL RECOVERIES	229	170	198	118	60

NET CHARGE-OFFS	(1,976)	(1,101)	(600)	(557)	(155)
PROVISION FOR LOAN AND LEASE LOSSES	3,508	1,917	1,128	769	485
ADDITION OF ALLOWANCE FROM ACQUISITION	—	—	—	—	130

BALANCE AT END OF YEAR	$6,087	$4,555	$3,739	$3,211	$2,999

RATIO OF NET CHARGE-OFFS TO AVERAGE NET LOANS AND LEASES OUTSTANDING	0.55%	0.37%	0.22%	0.23%	0.08%
RATIO OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO TOTAL LOANS AND LEASES	1.49%	1.41%	1.29%	1.23%	1.36%

Much of the economic turmoil in the national economy is due to the sub-prime mortgage credit crisis. As the Company does not engage in sub-prime lending, the faltering sub-prime credit market has not directly affected the Company’s loan and lease portfolio. Also, local real estate values have remained steady to slightly higher. However, management is closely monitoring the Company’s loan and lease portfolio for potential losses and heightened risk factors related to our customers. The increase in the allowance for loan and lease losses in 2008 reflects management’s assessment of the portfolio composition as well as the economy. The United States has been in recession since December 2007 and the recession is expected to continue well into 2009, if not for the entire year. The troubled economy resulted in a significant increase in net charge-offs in the direct financing lease portfolio in 2008. ENL does business with customers all over the United States, including states that previously had fast-growing economies such as California, Florida, and Texas. ENL’s highest volume state remains the Company’s home state of New York (17.9% of balances at December 31, 2008), but ENL has significant exposure to economic difficulties in other parts of the country. As of December 31, 2008, the principal balance of leases in the aforementioned states of California, Florida, and Texas are 11.9%, 8.3%, and 6.3% of the total portfolio, respectively. No other state has more than 3.9% of the portfolio’s balances at December 31, 2008. While ENL does not lend to sub-prime borrowers, small-ticket commercial leasing is a relatively riskier type of lending than traditional commercial and consumer real estate lending. Management expects the leasing portfolio to continue to be sensitive to the economic conditions. While the Company’s remaining commercial and consumer portfolios did not experience increased charge-offs in 2008, an economic recession puts those portfolios at increased risk as well. While charge-offs in those portfolios remained low, non-performing loans and leases increased substantially year-over-year.

The Company maintains a robust loan review process to ensure that specific credits are appropriately reserved. In particular, management is monitoring the leasing portfolio for signs of weakness in a more challenging economic environment. Also, management is cognizant that commercial real estate values may be susceptible to decline in an adverse economy. Management believes that the provision for loan and lease losses is reflective of its assessment of the environment, as well as the continued trend in commercial loan activity and balances outstanding.
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
Deposits. The Bank offers a variety of deposit products, including checking, passbook, statement savings, NOW accounts, certificates of deposit and jumbo certificates of deposit. Bank deposits are insured up to the limits provided by the FDIC. At December 31, 2008, the Bank’s deposits totaled $404.0 million consisting of the following:

(In thousands)
Demand deposits	$75,959
NOW accounts	10,775
Regular savings	154,283
Muni-vest savings	26,477
Time deposits, $100,000 and over	56,672
Other time deposits	79,787

Total	$403,953

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank (dollars in thousands):

	2008		2007		2006
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Demand deposits	$75,551	0.00%	$73,577	0.00%	$67,046	0.00%
NOW accounts	11,793	0.68%	11,014	0.30%	11,767	0.19%
Regular Savings	113,266	1.59%	88,685	1.20%	88,522	1.05%
Muni-vest savings	23,459	2.11%	39,840	4.26%	36,301	4.27%
Time deposits	144,040	3.97%	149,578	4.86%	151,530	4.28%

Total	$368,109	2.20%	$362,694	2.77%	$355,166	2.53%

The following schedule sets forth the maturities of the Bank’s time deposits as of December 31, 2008:

	Time Deposit Maturity Schedule
	(in thousands)
	0-3	3-6	6-12	Over 12
	Mos.	Mos.	Mos.	Mos.	Total

Time deposits — $100,000 and over	$7,979	$10,036	$9,606	$29,051	$56,672

Other time deposits	14,418	7,586	27,657	30,126	79,787

Total time deposits	$22,397	$17,622	$37,263	$59,177	$136,459

Federal Funds Purchased and Other Borrowed Funds. Another source of the Bank’s funds for lending and investing activities at December 31, 2008 consisted of short and long term borrowings from the Federal Home Loan Bank.
Other borrowed funds consisted primarily of various advances from the FHLB with both fixed and variable interest rate terms ranging from 0.44% to 3.55%. The maturities and weighted average rates of other borrowed funds at December 31, 2008 are as follows (dollars in thousands):

		Weighted
		Average
	Maturities	Rate
2009	$30,695	0.96%
2010	112	6.00%
2011	5,068	3.12%
2012	—	—%
2013	7,000	3.39%
Thereafter	6,000	3.55%

Total	$48,875	1.86%

Securities Sold Under Agreements to Repurchase. The Bank enters into agreements with depositors to sell to the depositors securities owned by the Bank and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The depositor is informed that the securities are held in safekeeping by the Bank on behalf of the depositor. Securities sold under agreements to repurchase totaled $6.3 million at December 31, 2008 compared to $3.8 million at December 31, 2007. Balances can vary day to day based on customer needs.
MARKET RISK
For information about, and a discussion of, the Company’s “Market Risk,” see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” of this Annual Report on Form 10-K.
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
COMPETITION
All phases of the Company’s business are highly competitive. The Company competes actively with local, regional and national financial institutions, as well as with bank branches and insurance agency offices in the Company’s primary market area of Erie County, Niagara County, northern Chautauqua County, and northwestern Cattaraugus County, New York. These Western New York counties have a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Company. The Company faces competition for loans, direct financing leases and deposits from other commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial services companies. The Company faces additional competition for deposits and insurance business from non-depository competitors such as the mutual fund industry, securities and brokerage firms, and insurance companies and brokerages. The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans and leases.
SUPERVISION AND REGULATION
Bank holding companies and banks are extensively regulated under both federal and state laws and regulations that are intended to protect depositors and investors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material adverse effect on the Company’s business, financial condition and results of operations.
Bank Holding Company Regulation (BHCA)
As a financial holding company registered under the BHCA, the Company and its non-banking subsidiaries are subject to regulation and supervision under the BHCA by the FRB. The FRB requires periodic reports from the Company, and is authorized by the BHCA to make regular examinations of the Company and its subsidiaries. Under Regulation Y, a bank holding company must serve as a source of financial and managerial strength for its subsidiary banks and must not conduct its operations in an unsafe and unsound manner.
The Company is required to obtain the prior approval of the FRB before acquiring all or substantially all of the assets of, or direct or indirect ownership or control of more than 5% of the voting shares of, a bank or bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantial anti-competitive result, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public.
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
Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act (“CRA”). Under the terms of the CRA, the FRB (or other appropriate bank regulatory agency, in the case of the Bank, the OCC) is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. Furthermore, such assessment is taken into account in evaluating any application made by a bank holding company or a bank for, among other things, approval of a branch or other deposit facility, an office relocation, a merger or an acquisition of bank shares.
Supervision and Regulation of Bank Subsidiaries
The Bank is a nationally chartered banking corporation subject to supervision, examination and regulation by the FRB, the FDIC and the OCC. These regulators have the power to enjoin “unsafe or unsound practices,” require affirmative action to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, direct an increase in capital, restrict the growth of a bank, assess civil monetary penalties, and remove a bank’s officers and directors.
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
The Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder, which govern certain transactions, such as loans, extensions of credit, investments and purchases of assets between member banks and their affiliates, including their parent holding companies. These restrictions limit the transfer from its subsidiaries, including the Bank, of funds to the Company in the form of loans, extensions of credit, investments or purchases of assets (collectively, “Transfers”), and they require that the Bank’s transactions with the Company be on terms no less favorable to the Bank than comparable transactions between the Bank and unrelated third parties. Transfers by the Bank to any affiliate (including the Company) are limited in amount to 10% of the Bank’s capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of the Bank’s capital and surplus. Furthermore, such loans and extensions of credit are also subject to various collateral requirements. These regulations and restrictions may limit the

Company’s ability to obtain funds from the Bank for its cash needs, including funds for acquisitions, and the payment of dividends, interest and operating expenses.
The Bank is prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from the Bank or the Company, and may not require the customer to promise not to obtain other services from a competitor as a condition to an extension of credit. The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit: (i) must be made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for, and following credit underwriting procedures that are not less stringent than those applicable to, comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank or the imposition of a cease and desist order.
The deposits of the Bank are insured by the FDIC through the Insurance Fund to the extent provided by law. Under the FDIC’s risk-based insurance system, institutions insured through the Insurance Fund are currently assessed premiums based on eligible deposits and the institutions’ capital position and other supervisory factors. In addition to any Insurance Fund assessments, banks insured through the Insurance Fund are subject to FDIC assessments to pay certain financing corporation (“FICO”) obligations. The assessment is based on eligible deposits and is determined quarterly.
The Federal Deposit Insurance Reform Act of 2005 and regulations thereunder gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. Under these regulations, all insured depository institutions are placed into one of four risk categories. The Bank is in Risk Category I, the most favorable category. As of January 1, 2009, all insured institutions within this category will pay a base rate assessment of $0.12 to $0.50 per $100 of deposits for the first quarter of 2009 of assessable deposits based on the risk of loss to the Insurance Fund posed by the particular institution. Institutions, such as the Bank, in risk Category I will be assessed within a range of $0.12 to $0.14 per $100 of deposits for the first quarter of 2009. This is a substantial increase from the base rate assessment of $0.02 to $0.04 per $100 of assessable deposits that was in effect during 2008. The increase in the base rate assessment from 2008 to 2009 is due to the financial crises affecting the banking system and financial markets. For institutions such as the Bank, which do not have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition. For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating. On February 27, 2009, the FDIC issued new rules to take effect April 1, 2009 to change the way the FDIC differentiates risk and appropriate assessment rates. Base assessment rates set to take effect on April 1, 2009 will range from 12 to 45 basis points, but giving effect to certain risk adjustments in the rule issued by the FDIC on February 27, 2009, assessments may range from 7 to 77.5 basis points. For institutions such as the Bank, in Risk Category I, risk-adjusted assessments will range from 7 to 24 basis points. In addition, the FDIC also issued an interim rule on February 27, 2009 that will impose an emergency special assessment of 20 basis points in addition to its risk-based assessment. This assessment will be imposed on June 30, 2009 and collected on September 30, 2009. The reform legislation also provided a credit to all insured depository institutions, based on the amount of their insured deposits at year-end 1996, that may be used as an offset to the premiums that are assessed. The Bank’s credit was fully utilized in 2008 to offset its 2008 deposit insurance assessment. Due to the full utilization of the Bank’s credit, the systemic increase in deposit insurance assessments and the emergency special assessment, the Bank will be subject to increased deposit premium expenses in future periods.
In 2008, the Bank announced that it was electing to participate in the FDIC’s Transaction Account Guarantee Program. Under this program, all non-interest bearing transaction accounts and certain low-interest NOW checking accounts are fully guaranteed by the FDIC for the entire amount on deposit. This coverage is in addition to, and separate from, the coverage provided under the FDIC’s general deposit insurance rules. The program will remain in effect until December 31, 2009. Interest-bearing savings accounts and certificates of deposit are not covered accounts under the program, but are insured up to $250,000 through December 31, 2009. At the expiration of these programs, it is expected that the FDIC insurance limits will return to $100,000 on all deposits at eligible institutions.
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
Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with: (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured institution in danger of default. “Default” is defined generally as the appointment of a conservator or receiver, and “in danger of Default” is defined generally as the existence of certain conditions indicating that, in the opinion of the appropriate banking agency, a “default” is likely to occur in the absence of regulatory assistance.
In addition to the forgoing, federal regulators have adopted regulations and examination procedures promoting the safety and soundness of individual institutions by specifically addressing, among other things: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; (vi) ratio of classified assets to capital; (vii) minimum earnings; and (viii) compensation and benefits standards for management officials. Federal Reserve Board’s regulations, for example, generally require a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution.
Dividends paid by the Bank have been the Company’s primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2008, approximately $7.2 million was available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. As indicated below, the Bank is currently in compliance with these requirements.
Because the Company is a legal entity separate and distinct from the Bank, the Company’s right to participate in the distribution of assets of the Bank in the event of the Bank’s liquidation or reorganization would be subject to the prior claims of the Bank’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of unsecured, non-deposit creditors, including a parent bank holding company (such as the Company) or any shareholder or creditor thereof.
The FRB, the OCC and other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, to impose substantial fines and other civil and criminal penalties, and to appoint a conservator or receiver for the assets of a regulated entity. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or its subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potential civil monetary penalties.
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
Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth, are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4%. As reflected in the following table, the risk-based capital ratios and leverage ratios of the Company and the Bank as of December 31, 2008 and 2007 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.
Capital Components and Ratios at December 31,
(dollars in thousands)

	2008		2007
	Company	Bank	Company	Bank
Capital components
Tier 1 capital	$44,829	$43,436	$44,224	$39,103
Total risk-based capital	50,139	48,726	48,453	43,289
Risk-weighted assets and off-balance sheet instruments	424,014	422,425	338,016	334,494
Risk-based capital ratio
Tier 1 capital	10.6%	10.3%	13.1%	11.7%
Total risk-based capital	11.8%	11.5%	14.3%	12.9%
Leverage ratio	9.0%	8.8%	10.0%	9.0%
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
The federal banking agencies are required to take “prompt corrective action” in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. The Federal Deposit Insurance Act established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier, or that of its bank holding company, depends upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors.
Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered “well capitalized” if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater; and is not subject to any order or written directive to meet and maintain a specific capital level for a capital measure. An “adequately capitalized” bank holding company or bank is defined as one that has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 risk-based capital ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of (1)). A bank holding company or bank is considered (A) “undercapitalized” if it has: (i) a total risk-based capital ratio of less than 8%; (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of (1)); (B) “significantly undercapitalized” if it has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if it has a ratio of tangible equity to total assets equal to or less than 2%. The FRB may reclassify a “well capitalized” bank holding company or bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 2008, the Company and the Bank met the definition of “well capitalized” institutions.
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
The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) permits banks, securities firms and insurance companies to affiliate under a common holding company structure. In addition to allowing new forms of financial services combinations, the GLB Act clarifies how financial services conglomerates will be regulated by the different federal and state regulators. The GLB Act amended the BHCA and expanded the permissible activities of certain qualifying bank holding companies, known as financial holding companies. In addition to engaging in banking and activities closely related to banking, as determined by the FRB by regulation or order, financial holding companies may engage in activities that are financial in nature or incidental to financial activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Under the GLB Act, all financial institutions, including the Company and the Bank, are required to develop privacy policies, restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access.
USA Patriot Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) imposes additional obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to prevent, detect and report instances of money laundering and the financing of terrorism. In addition, provisions of the Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions. The Company and its impacted subsidiaries have approved and are implementing policies and procedures that the Company believes are compliant with the Patriot Act.
Sarbanes-Oxley Act of 2002
Since the enactment of the Sarbanes-Oxley Act of 2002 and the SEC’s implementing regulations of the same (collectively, the “Sarbanes-Oxley Act”), companies that have securities registered under the Exchange Act, including the Company, are subject to enhanced and more transparent corporate governance standards, disclosure requirements and accounting and financial reporting requirements. The Sarbanes-Oxley Act, among other things, (i) requires: the principal executive and principal financial officers of a public company to establish and maintain disclosure controls and procedures and internal control over financial reporting for the company, and to evaluate the effectiveness of these controls and procedures and certify and report on their findings in the company’s periodic reports; a public company to establish and maintain audit committees, comprised solely of independent directors, which committee must be empowered to, among other things, engage, supervise and discharge the company’s auditors; that a public company’s financial statements be certified by the principal executive and principal financial officers of such company; increased and quicker public disclosure — real time — of obligations of the company and its directors and officers, including disclosures of off-balance sheet transactions and accelerated reporting of transactions in company stock; (ii) prohibits personal loans to company directors and officers, except certain loans made by insured financial institutions on non-

preferential terms and in compliance with other bank regulatory requirements; and (iii) creates or provides for various increased civil and criminal penalties for violations of the securities laws.
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
Emergency Economic Stabilization Act of 2008
There have been historical disruptions in the financial system in recent months and many lenders and financial institutions have reduced or ceased to provide funding to borrowers, including other lending institutions. The availability of credit, confidence in the entire financial sector, and stability in financial markets has been adversely affected. These disruptions are likely to have some impact on all institutions in the U.S. banking and financial industries.
In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Under EESA, the U.S. Treasury has authority, among other things, to purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. As part of that program, the U.S. Treasury has purchased equity interests in a wide variety of eligible banks, thrifts and bank holding companies. Under this program, called the Troubled Asset Relief Program Capital Purchase Program (“TARP”), $250 billion of capital has been made available to U.S. financial institutions through the purchase of preferred stock. The preferred stock would pay a 5% dividend for five years, which will increase to 9% after five years. In conjunction with its purchase of preferred stock, the Treasury also receives warrants to purchase common stock with an aggregate market price equal to 15% of the amount invested in preferred stock. Participating institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury continues to hold the institution’s equity under TARP.
Management evaluated the program to determine whether participation would be advantageous for the Company and its common shareholders. Although both the Company and the Bank meet all applicable regulatory capital requirements and remain well capitalized, on December 17, 2008, the Company announced that the Company had elected not to participate in the program by a unanimous vote of the Board of Directors. Factors driving this decision included the lack of exposure to the troubled assets for which the program was originally designed, including subprime mortgages and mortgage-backed securities tied to subprime mortgages, dividend restrictions, uncertainty around the management and changing parameters of TARP, and the difficulty in providing adequate return to shareholders with the new capital as the Bank was already experiencing high levels of lending activity without the capital from TARP.
The actions described above, together with additional actions announced by the U.S. Treasury and other regulatory agencies continue to develop. It is not clear at this time what long term impact EESA, TARP, other liquidity and funding initiatives of the U.S. Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry for the foreseeable future.
Consumer Laws and Regulations
In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations include, but are not limited to, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, Federal Financial Privacy Laws, Interagency Guidelines Establishing

Information Security Standards, the Right to Financial Privacy Act, and the Fair and Accurate Credit Transactions Reporting Act. These laws and regulations regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.
SUBSIDIARIES OF THE COMPANY
Evans National Financial Services, Inc. ENFS, a wholly-owned subsidiary of the Company, is a holding company for the financial services business of the Company, including TEA.
The Evans Agency, Inc. TEA, a retail property and casualty insurance agency, is a wholly-owned subsidiary of ENFS. TEA is headquartered in Angola, New York, with offices located throughout Western New York. TEA is a full-service insurance agency offering personal, commercial and financial services products. It also has a small consulting department. For the year ended December 31, 2008, TEA had a premium volume of approximately $43.5 million and commission revenue of $6.9 million.
TEA’s primary market area is Erie, Chautauqua, Cattaraugus and Niagara counties. All lines of personal insurance are provided, including automobile, homeowner’s, boat, recreational vehicle, landlord and umbrella coverages. Commercial insurance products are also provided, consisting of property, liability, automobile, inland marine, workers compensation, bonds, crop and umbrella insurance. TEA also provides the following financial services products: life and disability insurance, Medicare supplements, long term care, annuities, mutual funds, retirement programs and New York State Disability.
TEA has a small consulting division which works almost exclusively with school districts. The majority of the work is done in preparing specifications for bidding and reviewing existing insurance programs. The majority of the consulting accounts are located in central and eastern New York.
In the personal insurance area, the majority of TEA’s competition comes from direct writers, as well as some small local agencies located in the same towns and villages in which TEA has offices. In the commercial business segment, the majority of the competition comes from larger agencies located in and around Buffalo, New York. By offering the large number of carriers which it has available to its customers, TEA has attempted to remain competitive in all aspects of its business.
TEA is regulated by the New York State Insurance Department. It meets and maintains all licensing and continuing education requirements required by the State of New York.
Frontier Claims Services, Inc. FCS, a wholly-owned subsidiary of TEA, provides insurance adjusting services for insurance companies. FCS is located in Angola, New York.
ENB Associates Inc. ENBA, a wholly-owned subsidiary of the Bank, provides non-deposit investment products, such as mutual funds and annuities, to Bank customers at Bank branch locations.
Evans Bank, N.A. The Bank is a wholly-owned subsidiary of the Company. The Bank’s business is described above.
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
Suchak Data Systems. SDS serves the data processing needs of financial institutions with customized solutions and consultative services. SDS hosts the Bank’s core and primary banking systems along with providing product development and programming services. SDS’s products and services for its other customers include core and online banking systems, check imaging, item processing, and ATM services.
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

EMPLOYEES
As of December 31, 2008, the Company had no direct employees. As of December 31, 2008, the following table summarizes the employment rosters of the Company’s subsidiaries:

	Full Time	Part Time
Bank	132	11
ENL	12	—
SDS	9	1
TEA	55	5
FCS	4	—

	212	17

Management believes that the Company’s subsidiaries have good relationships with their employees.
AVAILABLE INFORMATION
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act, are available without charge on the Company’s website, www.evansbancorp.com — SEC filings section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The Company is providing the address to its Internet site solely for the information of investors. The Company does not intend the address to be an active link or to otherwise incorporate the contents of the website into this Annual Report on Form 10-K or into any other report filed with or furnished to the SEC.

Item 1A.	RISK FACTORS
The following factors identified by the Company’s management represent significant potential risks that the Company faces in its operations.
The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally.
Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.
Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.
Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing approximately $250 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.
The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon on the business environment in the markets where the Company operates, in Western New York and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.
Overall, during 2008, the business environment has been adverse for many households and businesses in the United States and worldwide. It is expected that the business environment in Western New York, the United States and worldwide will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could materially adversely affect the credit quality of the Company’s loans and leases, and therefore, the Company’s results of operations and financial condition.
Direct Financing Leases Expose the Company to Increased Credit Risks.
At December 31, 2008, the Company’s portfolio of direct financing leases originated through ENL totaled $58.6 million, or 14.4% of total loans and leases outstanding. The leasing portfolio increased by $13.5 million, or 29.9%, from December 31, 2007. The leasing portfolio has been the Company’s fastest-growing segment of its loan and lease portfolio and earns the highest yield compared to other loans that the Company offers. The Company is able to earn the relatively higher yield on these leases because of the higher amount of credit risk assumed in the portfolio. In addition, the leasing portfolio carries a higher risk due to its exposure to certain states that have experienced higher-than-average credit issues such as California, Florida, and Texas. These risks are reflected in the fact that the leases have the highest rate of charge-offs among the Company’s loan and lease portfolio. As ENL is a relatively young company, having commenced operations December 31, 2004, the Company has little history to support a projection as to what a long-term run-rate of charge-offs will be. 2008 was the worst economic environment since the Company purchased ENL and as expected, the worsening economy had a significantly adverse effect on the leasing portfolio. Net charge-offs increased from $0.9 million to $2.0 million. A further deterioration in the credit quality of the leasing portfolio could negatively impact earnings and cause the Company to further tighten lending standards to lessees, which could significantly slow one of the fastest-growing segments of the Company’s loan portfolio. This would also impinge future growth in net interest income as the fast-growing leasing portfolio has buttressed the Company’s overall net interest income growth since ENL’s inception. At December 31, 2008, the Company had $1.9 million in goodwill associated with ENL. Significant declines in the performance of the Company’s direct financing lease portfolio could result in impairment of that goodwill.
Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Credit Risks.
At December 31, 2008, the Company’s portfolio of commercial real estate loans totaled $180.4 million, or 44.2% of total loans and leases outstanding and the Company’s portfolio of commercial business loans totaled $46.1 million, or 11.3% of total loans and leases outstanding. The Company plans to continue to emphasize the origination of commercial loans. Commercial loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of commercial real estate and business loans often depends on the successful operations and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Also, many of the Company’s commercial borrowers have more than one commercial real estate or business loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan.
Continuing Concentration of Loans in the Company’s Primary Market Area May Increase the Company’s Risk.
The Company’s success depends primarily on the general economic conditions in western New York State. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers located primarily in western New York State. The Company’s business lending and marketing strategies focus on loans to small- to medium-sized businesses in this geographic region. Moreover, the Company’s assets are heavily concentrated in mortgages on properties located in western New York State. Accordingly, the Company’s business and operations are vulnerable to downturns in the economy of Western New York State. The concentration of the Company’s loans in this geographic region subjects the Company to the risk that a downturn in the economy or recession in this region could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect the Company than if the Company’s lending were more geographically diversified. In addition, the Company may suffer losses if there is a decline in the value of properties underlying the Company’s mortgage loans which would have a material adverse impact on the Company’s operations.

In the Event the Company’s Allowance for Loan and Lease Losses is Not Sufficient to Cover Actual Loan and Lease Losses, the Company’s Earnings Could Decrease.
The Company maintains an allowance for loan and lease losses in order to capture the probable losses inherent in its loan portfolio. There is a risk that the Company may experience significant loan and lease losses which could exceed the allowance for loan and lease losses. In determining the amount of the Company’s recorded allowance, the Company makes various assumptions and judgments about the collectibility of its loan and lease portfolio, including the creditworthiness of its borrowers, the effect of changes in the local economy on the value of the real estate and other assets serving as collateral for the repayment of loans, the effects on the Company’s loan and lease portfolio of current economic indicators and their probable impact on borrowers, and the Company’s loan quality reviews. In addition, bank regulators periodically review the Company’s loan and lease portfolio and credit underwriting procedures, as well as its allowance for loan and lease losses, and may require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs. At December 31, 2008, the Company had a net loan portfolio of approximately $401.6 million and the allowance for loan and lease losses was approximately $6.1 million, which represented 1.49% of the total amount of gross loans and leases. If the Company’s assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs, the Company may have to increase its allowance for loan and lease losses or loan and lease charge-offs which could have an adverse effect on the Company’s operating results and financial condition. There can be no assurances that the Company’s allowance for loan and lease losses will be adequate to protect the Company against loan and lease losses that it may incur.
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
Changes in interest rates also affect the value of the Company’s interest-earning assets, and in particular, the Company’s securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2008, the Company’s securities available for sale totaled $73.8 million. Net unrealized gains on securities available for sale, net of tax, amounted to $0.7 million and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders’ equity or earnings.
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
The Company May Be Adversely Affected by the Soundness of Other Financial Institutions
Financial services institutions are interrelated as a result of counterparty relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry. The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York (“FHLBNY”). The Company uses FHLBNY as its primary source of overnight funds and also has several long-term advances with FHLBNY. At December 31, 2008, the Company had a total of $48.6 million in borrowed funds with FHLBNY. The Company has placed sufficient collateral in the form of residential real estate loans at FHLBNY. As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock worth $2.7 million as of December 31, 2008.
There are 12 branches of the FHLB, including New York. Several members have warned that they have either breached risk-based capital requirements or that they are close to breaching those requirements. To conserve capital, some FHLB branches are suspending dividends, cutting dividend payments, and not buying back excess FHLB stock that members hold. FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future. The most severe problems in FHLB have been at some of the other

FHLB branches. Nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.
Systematic weakness in the FHLB could result in higher costs of FHLB borrowings, reduced value of FHLB stock, and increased demand for alternative sources of liquidity that are more expensive, such as brokered time deposits, the discount window at the Federal Reserve, or lines of credit with correspondent banks First Tennessee and M&T Bank.
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
Expansion of the Company’s Branch Network May Adversely Affect its Financial Results.
The Company has increased its retail branch network from eight branches to twelve branches by opening de novo branches in five of the last six years. In addition, the Company plans on opening another branch in late 2009, and its strategy is to continue to grow its branch network through de novo branching and acquisitions. The Company can not assure that its branch expansion strategy will be accretive to earnings or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate income sufficient to cover its operating expenses. Difficulties the Company experiences in implementing its growth strategy may have a material adverse effect on the Company’s financial condition and results of operations.
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
None.

Item 2.	PROPERTIES
The Bank conducts its business from its administrative office and 12 branch offices as of December 31, 2008. The Bank’s administrative office is located at One Grimsby Drive in Hamburg, New York. The administrative office facility is 26,000 square feet and is owned by the Bank. This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank.
The Bank has 12 branch locations. The Bank owns the building and land for five locations. The Bank owns the building but leases the land for four locations. The other three locations are leased. The Bank also operates in-school branch banking facilities at two local high schools that do not require lease payments.
The Bank also owns the headquarters for SDS at Baseline Road in Grand Island, New York.

TEA operates from its headquarters a 9,300 square foot office located at 16 North Main Street, Angola, New York, which is owned by the Bank. TEA has 14 retail locations. TEA leases 11 of the locations. The Bank owns two of the locations and TEA owns the remaining building.
The Company owned $9.9 million in properties and equipment, net of depreciation at December 31, 2008, compared with $8.4 million at December 31, 2007.

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
No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2008.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. The Company’s common stock is quoted on The NASDAQ Global Market system (“NASDAQ”) under the symbol EVBN.
The following table shows, for the periods indicated, the high and low sales prices per share of the Company’s common stock as reported on The Nasdaq Global Market for fiscal 2008 and 2007.

	2008		2007
QUARTER	High	Low	High	Low
FIRST	$17.79	$14.17	$21.00	$19.53
SECOND	$17.50	$15.05	$20.50	$19.09
THIRD	$17.43	$14.19	$20.00	$17.70
FOURTH	$17.90	$14.11	$18.35	$15.75
Holders. The approximate number of holders of record of the Company’s common stock at March 9, 2009 was 1,386.
Cash Dividends. The Company paid the following cash dividends on shares of the Company’s common stock during fiscal 2007 and 2008:
•	A cash dividend of $0.34 per share on April 2, 2007 to holders of record on March 12, 2007.

•	A cash dividend on $0.37 per share on October 2, 2007 to holders of record on September 11, 2007.

•	A cash dividend of $0.37 per share on April 1, 2008 to holders of record on March 10, 2008.

•	A cash dividend of $0.41 per share on October 2, 2008 to holders of record on September 11, 2008.
In addition, on February 17, 2009, the Company declared a cash dividend of $0.41 per share payable on April 1, 2009 to holders of record as of March 9, 2009.
The amount and type (cash or stock), if any, of future dividends will be determined by the Company’s Board of Directors and will depend upon the Company’s earnings, financial conditions and other factors considered by the Board of Directors to be relevant. The Bank pays a dividend to the Company to provide funds for: debt service on the junior subordinated debentures, a portion of the proceeds of which were contributed to the Bank as capital; dividends the Company pays; treasury stock repurchases; and other Company expenses. There are also various legal limitations with respect to the Bank’s ability to supply funds to the Company. In particular, under Federal banking law, the prior approval of the FRB and OCC may be required in certain circumstances, prior to the payment of dividends by the Company or the Bank. See Notes 8 and 19 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information concerning contractual and regulatory restrictions on the payment of dividends.

PERFORMANCE GRAPH
The following Performance Graph compares the Company’s cumulative total stockholder return on its common stock for a five-year period (December 31, 2003 to December 31, 2008) with the cumulative total return of the NASDAQ Bank
Index and NASDAQ Market Index. The comparison for each of the periods assumes that $100 was invested on December 31, 2003 in each of the Company’s common stock, the stocks included in the NASDAQ Bank Index and the stocks included in the NASDAQ Market Index, and that all dividends were reinvested without commissions. This table does not forecast future performance of the Company’s stock.
Compare 5-Year Cumulative Total Return Among
Evans Bancorp, Inc.,
NASDAQ Market Index and NASDAQ Bank Index

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Evans Bancorp, Inc.	100.00	114.11	103.08	101.37	84.27	84.58
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
NASDAQ Bank	100.00	110.99	106.18	117.87	91.85	69.88
In accordance with and to the extent permitted by applicable law or regulation, the information set forth above under the heading “Performance Graph” shall not be incorporated by reference into any future filing under the Securities Act, as amended, or the Exchange Act and shall not be deemed to be “soliciting material” or to be “filed” with the SEC under the Securities Act or the Exchange Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table includes all Company repurchases, including those made pursuant to publicly announced plans or programs, during the quarter ended December 31, 2008.

Issuer Purchases of Equity Securities
	Total		Total number of shares	Maximum number of
	number of	Average	purchased as part of	shares that may yet be
	shares	price paid	publicly announced	purchased under
Period	purchased	per share	plans or programs	the plans or programs
October 2008
(October 1, 2008 through October 31, 2008)	—	$—	—	77,099
November 2008
(November 1, 2008 through November 30, 2008)	1,800	$16.55	1,800	75,299
December 2008
(December 1, 2008 through December 31, 2008)	—	$—	—	75,299

Total	1,800	$16.55	1,800

On August 21, 2007, the Board of Directors authorized the Company to repurchase up to 100,000 shares over the next two years, unless the program is terminated earlier by action of the Board of Directors. The Company did not make any repurchases during the quarter ended December 31, 2008 other than pursuant to this publicly announced program. All 1,800 shares were purchased in open market transactions. The Company has placed such repurchased shares in the treasury and accounts for such shares on a first-in-first-out basis.

Item 6. SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)
		As of and for the year ended December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data
Assets	$528,974	$442,729	$473,894	$468,546	$429,042
Interest-earning assets	477,496	392,235	426,836	419,973	391,462
Investment securities	75,755	72,410	137,730	159,952	169,879
Loans and leases, net	401,626	319,556	285,367	256,810	217,599
Deposits	403,953	325,829	355,749	336,808	301,928
Borrowings	66,512	63,236	60,559	81,798	79,364
Stockholders’ equity	45,919	43,303	39,543	36,876	35,474

Income Statement Data
Net interest income	$19,268	$16,675	$14,847	$14,377	$12,597
Non-interest income	11,677	8,843	10,773	10,376	8,572
Non-interest expense	20,440	19,182	17,728	17,404	14,779
Net income	4,908	3,368	4,921	4,819	4,509

Per Share Data
Earnings per share — basic	$1.78	$1.23	$1.81	$1.77	$1.65
Earnings per share — diluted	1.78	1.23	1.80	1.77	1.65
Cash dividends	0.78	0.71	0.68	0.65	0.61
Book value	16.57	15.74	14.46	13.51	13.03

Performance Ratios
Return on average assets	1.03%	0.73%	1.05%	1.05%	1.15%
Return on average equity	10.82	8.15	12.99	13.34	13.13
Net interest margin	4.53	4.05	3.55	3.49	3.53
Efficiency ratio *	63.87	66.65	67.37	68.53	68.79
Dividend payout ratio	43.74	57.77	37.70	36.58	36.77

Capital Ratios
Tier I capital to average assets	9.02%	10.04%	8.90%	8.29%	8.05%
Equity to assets	8.68	9.78	8.34	7.87	8.27

Asset Quality Ratios
Total non-performing assets to total assets	0.69%	0.16%	0.15%	0.41%	0.42%
Total non-performing loans and leases to total loans and leases	0.88	0.22	0.23	0.72	0.82
Net charge-offs to average loans and leases	0.55	0.37	0.22	0.23	0.08
Allowance for loan and lease losses to total loans and leases	1.49	1.41	1.29	1.23	1.36
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
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
This discussion is intended to compare the performance of the Company for the years ended December 31, 2008, 2007 and 2006. The review of the information presented should be read in conjunction with Part I, Item 1: Business and Part II, Item 6: Selected Financial Data and Item 8: Financial Statements and Supplementary Financial Data of this Annual Report on Form 10-K.
The Company is a financial holding company registered under the BHCA. The Company currently conducts its business through its two direct wholly-owned subsidiaries: the Bank and the Bank’s subsidiaries, ENL and ENHC; and ENFS and its subsidiaries, TEA and ENBA. The Company does not engage in any other substantial business. Unless the context otherwise requires, the term “Company” refers collectively to Evans Bancorp, Inc. and its subsidiaries.
The Company’s financial objectives are focused on earnings growth and return on average equity. In 2008, the Company experienced a sharp increase in net income, total assets, and total deposits. Net income increased 45.7% from 2007 to $4.9 million in 2008. Return on equity improved from 8.15% in 2007 to 10.82% in 2008. Most of the increase in net income is a result of the Company’s decision to restructure its balance sheet in June 2007, which resulted in the realization of a one-time loss of $2.3 million ($1.4 million after-tax) on the sale of $45.0 million of the Company’s securities portfolio. In conjunction with this sale, the Company allowed most municipal time deposits to mature without being renewed and priced down the muni-vest savings product for municipalities without core operating accounts that resulted in those customers withdrawing their deposits. Deposits from municipalities are required to be collateralized by investment securities and are therefore not able to be used to fund loan growth. The spread between the municipal time deposits and the securities sold was negative. The Company sold the securities after determining that the funding of investment securities with high-cost municipal deposits did not fit with the Company’s strategy of growing loans and improving return on equity.
Excluding non-operating items such as the loss on the sale of securities, net operating income increased 2.8% to $5.3 million in 2008. (“Net operating income” is defined in Supplemental Reporting of Non-GAAP Results of Operations later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.) The increase in net operating income was largely a result of strong net interest income growth. The Bank’s core business of lending and deposit gathering performed well in 2008. Net loans and leases increased 25.7% to $401.6 million and deposits increased 24.0% to $404.0 million. That balance sheet growth, combined with an expansion in the net interest margin from 4.05% to 4.53%, resulted in net interest income growth of 15.6% to $19.3 million. This strong performance was offset by underperformance in the Company’s insurance segment and weakness in the Bank’s leasing subsidiary.
TEA, the Company’s insurance agency subsidiary, continued to struggle to grow earnings in a soft insurance market. After zero earnings growth from 2006 to 2007, TEA experienced a 7.4% decrease in net income from 2007 to 2008. The decrease in net income is despite an agency acquisition in each of 2007 and 2008.
Insurers rely on their surplus to underwrite new business. The surplus is the amount of capital they maintain in excess of the reserves they have posted to pay for insured losses. Enhanced surplus capacity allows the insurance company to take on more risk and earn more premiums. The property and casualty insurance industry has steadily increased its surplus capacity since the events of September 11, 2001. The insurance industry has been able to grow surplus capacity to record levels in part through the returns they were able to achieve from their investment activities. The enhanced return on their investment resulted in increased surplus which enabled the carriers to write more business and further invest those premiums. In their efforts to grow market share and invest the premiums, insurers have reduced rates over the past few years. Thus, there has been a soft insurance market, characterized by premium rates that are stable or falling, with many readily available insurance products. In contrast, a hard market is one in which insurance rates rise and coverage is more difficult to find. The insurance industry generally cycles between soft and hard markets. TEA would benefit from a return to a hardening market, and will continue to struggle to grow net income until a harder market returns.
2008 was the worst economic environment since the Company purchased ENL and as expected, the worsening economy had a significantly adverse effect on the Company’s leasing portfolio. ENL was negatively impacted by a significant increase in net charge-offs, which rose from $0.9 million in 2007 to $2.0 million in 2008. The Company is able to earn a higher yield on leases because of the higher amount of credit risk assumed in the portfolio. In a poor economy, such as the current recession, the leasing portfolio will experience increased stress. In addition, the leasing portfolio carries a higher risk due to its exposure to certain states that have experienced higher-than-average credit issues such as California, Florida, and Texas. The Company expects the leasing portfolio to continue to be sensitive to economic conditions.
Unlike many banks in the industry, the Company did not experience widespread credit deterioration in its mortgage portfolio or incur large write-offs or impairment charges in its securities portfolio in 2008, as the Company has not engaged in sub-prime mortgage lending, invested in securities backed by sub-prime mortgages, or invested in FNMA or FHLMC perpetual preferred securities or trust preferred securities. Also, the Company’s market area has been largely unaffected by the significant decline in real estate values seen nationwide, as Western New York did not experience the significant appreciation in real estate prices that other parts of the country did. Nevertheless, the credit and economic ramifications may extend beyond the sub-prime mortgage market. As described above, the Company’s leasing portfolio has already experienced increased stress. A widespread economic slowdown could likely negatively impact the Company’s financial results further.

To sustain future growth and to meet the Company’s financial objectives, the Company has defined a number of strategies. Five of the more important strategies include:
•	Grow the business to achieve better scale and leverage investments in the business for enhanced profitability;

•	Continuing growth of non-interest income through insurance agency internal growth, financial services revenues, and potential acquisitions;

•	Utilize segmented market approach to develop deeper relationships and strengthen earnings power;

•	Leveraging technology to improve efficiency and customer service; and

•	Maintaining a community based focus.
The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives. The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense. Net interest income accounted for approximately 62% of total revenue in 2008. To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market of operation. To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.
The Company also considers non-interest income important to its continued financial success. Fee income generation is partly related to the Company’s loan and deposit operations, such as deposit service charges, as well as selling financial products, such as commercial and personal insurance through TEA and non-deposit investment products through ENBA. Improved performance in non-interest income can help increase capital ratios because most of the non-interest income is generated without recording assets on the balance sheet.
While the Company reviews and manages all customer units, it has focused increased efforts on targeted segments such as (1) smaller businesses with smaller credit needs but rich in deposits; (2) middle market commercial businesses; (3) commercial real estate and construction-related lending; and (4) retail customers. The overarching goal is to cross-sell between our insurance, financial services and banking lines of business to deepen our relationships with all of our customers. These efforts have resulted in growth in the commercial loan portfolio and core deposits during fiscal 2008 and 2007.
To support growth in targeted customer units, the Bank opened one de-novo branch per year from 2004-2006, and opened another in August 2008. With all new and existing branches, the Company has strived to maintain a local community based philosophy. The Bank has emphasized hiring local branch and lending personnel with strong ties to the specific local communities it enters and serves.
The Company has also expanded through acquisitions, especially in its insurance agency segment, where TEA acquired Fitzgerald Agency in 2008 and LR Frank Agency in 2007. In 2006, TEA purchased Fire Service Agency, Inc. and a small book of business from another insurance agency. Additionally, TEA acquired four companies in 2005 and 2004, including the Truax Agency in July 2005, Ulrich & Company in October 2004, and Ellwood and Easy PA Agencies in January 2004.
In addition, the Bank acquired SDS on December 31, 2008. The Company believes that this acquisition will enable the Bank to drive the strategic direction of its information technology platform by augmenting its resources and increasing its in-house capabilities in order to expand its operational flexibility, create scalability and mitigate risk as the Company grows. SDS’s products and services include core and online banking systems, check imaging, item processing and ATM services.
The Bank serves its market through 12 banking offices in Western New York, located in Amherst, Angola, Derby, Evans, Forestville, Hamburg, Lancaster, North Boston, West Seneca, Buffalo, and Tonawanda. The Company’s principal source of funding is through deposits, which it reinvests in the community in the form of loans and investments. Deposits are insured up to the maximum permitted by the Insurance Fund of the FDIC. The Bank is regulated by the OCC.
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The Company’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Company’s Consolidated Financial Statements and Notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements. Accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported.
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
The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. These policies, along with the disclosures presented in the other Notes to the Company’s Consolidated Financial Statements contained in this Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are valued in the Company’s Consolidated Financial Statements and how those values are determined.
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
Allowance for Loan and Lease Losses
The allowance for loan and lease losses represents management’s estimate of probable losses in the Bank’s loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Company’s consolidated balance sheets. Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K describes the methodology used to determine the allowance for loan and lease losses.
Goodwill and Intangible Assets
The amount of goodwill reflected in the Company’s Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill in an identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model. There were no triggering events that caused us to evaluate intangibles for impairment.
As of December 31, 2008, the Company’s market price was $15.09 per share. With 2,771,788 shares outstanding, that share price implies a market capitalization of $41.8 million. The Company’s book value at December 31, 2008 was $45.9 million, or $16.57 per share. When the market capitalization of a company falls below the carrying value, it can be an indicator of goodwill impairment. However, after a thorough valuation process performed by management, it was determined that there was no goodwill impairment at December 31, 2008.
Management valued the two reporting units with goodwill, TEA and ENL, using cash flow modeling techniques. As a test for reasonableness, management also ascribed a value to the total Company by adjusting the market capitalization by accounting for stock market volatility and a control premium. Management did not use other transactions for comparable valuation multiples to earnings for the total Company or ENL because there was not a meaningful sample of similar transactions to gain any comfort from using them for valuation purposes.
When using the cash flow models, management considered historical information, the operating budget for 2009, and strategic goals in projecting net income and cash flows for the next five years. In each model, the fair value calculated exceeded the book value of the reporting unit. For TEA, value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was averaged with the value as determined by the cash flow model to calculate the fair value. The multiple used was based on data from a third party consulting service. The firm’s services include searching, valuing, structuring, and negotiating the acquisition of insurance agencies. The valuation using the EBITDA model was higher, likely a result of conservative growth assumptions used by the Company in the cash flow model as well as an implied control premium.
Management reconciled the calculated fair value of the total Company to an adjusted market capitalization. The adjusted market capitalization was calculated by adjusting the stock price using the average share price for December, rather than the price on December 31, 2008. This adjustment helps to neutralize the volatility of the stock market. Second, management calculated a control premium by examining the efficiency ratio of the most likely buyers of the Company compared to the 2008 efficiency ratio of the Company. Management assumed that by purchasing the Company, a potential buyer could save ample back office costs to more closely approximate its own efficiency ratio. The difference between the calculated fair value using cash flow modeling and the adjusted market capitalization with a control premium was 3%, within a range that enabled management to be comfortable with the validity of the different impairment test techniques.
While the fair values determined in the impairment tests were higher than the carrying value for TEA, ENL, and the total Company, the risk of a future impairment charge still exists. ENL’s business is very sensitive to economic conditions and if charge-offs and delinquencies continue to increase by a material amount, the fair value of ENL could fall below book value and trigger an impairment charge. In addition, a depressed Company stock price below book value for a longer duration could trigger goodwill impairment at the total Company level.
For further discussion of the Company’s accounting for goodwill and other intangible assets, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 1 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K discusses new accounting policies adopted by the Company during fiscal 2008. Below are accounting policies recently issued or proposed but not yet required to be adopted. To the extent management believes the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed below.
Business Combinations (SFAS 141R). In December 2007, the FASB issued SFAS No. 141, “Business Combinations (Revised 2007)” (SFAS 141R). SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.
Non-controlling Interest in Consolidated Financial Statements (SFAS 160). In December 2007, the FASB issued SFAS 160, “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is often referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007
Net Income
Net income of $4.9 million in 2008 consisted of $4.1 million related to the Company’s banking activities and $0.8 million related to the Company’s insurance agency activities. The total net income of $4.9 million or $1.78 per basic and diluted share in 2008 compares with $3.4 million or $1.23 per basic and diluted share for 2007.
Supplemental Reporting of Non-GAAP Results of Operations
In accordance with U.S. generally accepted accounting principles (“GAAP”), included in the computation of net income for years ended December 31, 2008, 2007, and 2006, are gains and losses on the sale of securities and amortization of intangible assets associated with acquisitions. To provide investors with greater visibility of the Company’s operating results, the Company uses “net operating income,” which excludes items that management believes to be non-operating in nature. Specifically, “net operating income” excludes gains and losses on the sale of securities and amortization expense of acquisition intangibles. This non-GAAP information is being disclosed because management believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company’s financial performance, its performance trends, and financial position. While the Company’s management uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies.
When net income is adjusted for what management considers to be “non-operating” items, “net operating” income was $5.3 million in 2008, compared to $5.2 million for 2007, and $5.2 million in 2006. Diluted net operating earnings per share for 2008 was $1.93 compared with $1.89 in 2007 and $1.90 in 2006. The reconciliation of net operating income and diluted net operating earnings per share to net income and diluted earnings per share can be found in the following table.
Reconciliation of GAAP Net Income to Non-GAAP Net Operating Income

	Year ended December 31
(in thousands, except per share)	2008	2007	2006

GAAP Net Income	$4,908	$3,368	$4,921

(Gain) loss on sale of securities*	(6)	1,412	(86)
Amortization of intangibles*	418	394	346

Net operating income	$5,320	$5,174	$5,181

GAAP diluted earnings per share	$1.78	$1.23	$1.80

(Gain) loss on sale of securities*	—	0.52	(0.03)
Amortization of intangibles*	0.15	0.14	0.13

Diluted net operating earnings per share	$1.93	$1.89	$1.90

*	After any tax-related effect
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

	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
			(in thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:

Loans	$4,485	($2,075)	$2,410	$2,315	$1,198	$3,513
Taxable securities	(1,482)	(128)	(1,610)	(1,520)	230	(1,290)
Tax-exempt securities	(187)	(6)	(193)	(221)	23	(198)
Federal funds sold	(155)	(138)	(293)	263	5	268

Total interest-earning assets	$2,661	($2,347)	$314	$837	$1,456	$2,293

Interest paid on:

NOW accounts	$2	$45	$47	($1)	$12	$11
Savings deposits	338	402	740	2	133	135
Muni-vest	(539)	(663)	(1,202)	151	(5)	146
Time deposits	(261)	(1,290)	(1,551)	(84)	867	783
Fed funds purchased and other borrowings	193	(506)	(313)	(667)	57	(610)

Total interest-bearing liabilities	($267)	($2,012)	($2,279)	($599)	$1,064	$465

Net interest income, before the provision for loan and lease losses, increased by $2.6 million, or 15.6%, to $19.3 million in 2008 from $16.7 million in 2007. As indicated in the preceding table, the increase in 2008 attributable to volume was $2.9 million, while the amount attributable to rates was a negative $0.3 million. The increase in the volume of loans and leases was partially offset by lower volumes among the other interest-earnings asset types, while lower volumes in time deposits and muni-vest accounts provided the lower interest-bearing liability volume variance.
During 2008, the FRB aggressively cut interest rates and reduced its target overnight rate by 200 basis points over the first 8 months. This rate cut activity accelerated in the fourth quarter of 2008 because of the continuing financial turmoil and by the end of 2008 the target overnight rate had been cut to 25 basis points.
The $0.3 million negative effect of changing rates was due to lower rates received on loans and higher rates being paid on NOW accounts and savings deposits, partially offset by lower rates paid on muni-vest accounts, time deposits, and other borrowings. The low rates received on loans and paid on muni vest accounts, time deposits, and other borrowings is a result of the lower interest rate environment which existed after the Federal Reserve lowered rates throughout 2008. The higher rates in savings deposits were due to a shift in the portfolio mix of the savings deposits to a new higher rate money market product. The higher rates on NOW accounts were due to a small number of higher-cost municipal accounts. Overall, loan and lease growth provided much of the positive impact on net interest income. Net loans and leases grew from an average balance of $297.9 million in 2007 to an average balance of $357.2 million in 2008. The lower securities, time deposits, and muni-vest volumes reflect the Company’s balance sheet restructuring in 2007.
Total loan and lease growth continues to be driven by commercial loan and lease growth, which increased by 24.5%, from a $211.8 million average balance for 2007 to a $263.7 million average balance in 2008. Consumer loans increased 9.3% from $89.2 million average balance in 2007 to $97.6 million in 2008.
In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities, changes in interest rates and spreads can impact net interest income. Net interest spread, or the difference between yield on earning assets and rate on interest-bearing liabilities, was 3.98% in 2008, compared to 3.39% in 2007. The yield on interest-

earning assets decreased 15 basis points from 7.00% in 2007 to 6.85% in 2008, and the cost of interest-bearing liabilities decreased 74 basis points, from 3.61% in 2007 to 2.87% in 2008.
Net interest-free funds consist largely of non-interest-bearing deposit accounts and stockholders’ equity, offset by bank-owned life insurance and non-interest-earning assets, including goodwill and intangible assets. Average net interest-free funds totaled $80.6 million in 2008 compared to $74.9 million in 2007. The contribution of net interest-free funds to net interest margin was 0.55% in 2008, compared with 0.66% in 2007. This decrease is primarily due to the decreased rates of interest-bearing liabilities in 2008.
The Company’s net interest margin increased from 4.05% during 2007 to 4.53% during 2008, reflecting the changes to the net interest spread and the contribution of interest-free funds as described above. While cuts in the federal funds target rate usually help the banking industry’s net interest margin, other factors, such as the shape of the yield curve (or the spread between short-term and long-term interest rates) and intense pricing competition for loans and deposits may apply pressure on the Company’s net interest margin.
The Bank regularly monitors its exposure to interest rate risk. Management believes that the proper management of interest-sensitive funds will help protect the Bank’s earnings against extreme changes in interest rates. The Bank’s Asset/Liability Management Committee (“ALCO”) meets monthly for the purpose of evaluating the Bank’s short-term and long-term liquidity position and the potential impact on capital and earnings of changes in interest rates. The Bank has adopted an asset/liability policy that specifies minimum limits for liquidity and capital ratios. This policy includes setting ranges for the negative impact acceptable on net interest income and on the fair value of equity as a result of a shift in interest rates. The asset/liability policy also includes guidelines for investment activities and funds management. At its monthly meetings, ALCO reviews the Bank’s status and formulates its strategies based on current economic conditions, interest rate forecasts, loan demand, deposit volatility and the Bank’s earnings objectives.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses represents the amount charged against the Bank’s earnings to establish a reserve or allowance sufficient for probable loan and lease losses based on management’s evaluation of the Bank’s loan portfolio. Factors considered by the Bank’s management in establishing the allowance include the collectibility of individual loans, current loan concentrations, charge-off history, delinquent loan percentages, input from regulatory agencies and general economic conditions.
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
The analysis of the allowance for loan and lease losses is composed of three components: specific credit allocation, general portfolio allocation and a subjectively determined allocation. The specific credit allocation includes a detailed review of each loan in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure,” and an allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the internal credit rating of each loan, using the Bank’s historical loss experience and industry loss experience where the Bank does not have adequate or relevant experience. The subjective portion of the allowance reflects management’s assessment of the portfolio composition as well as the economy.
Much of the economic turmoil in the national economy is due to the sub-prime mortgage credit crisis. As the Company does not engage in sub-prime lending, the faltering sub-prime credit market has not directly affected the Company’s loan and lease portfolio. Also, local real estate values have remained steady to slightly higher. However, management is closely monitoring the Company’s loan and lease portfolio for potential losses and heightened risk factors related to our customers. The increase in the allowance for loan and lease losses in 2008 reflects management’s assessment of the portfolio composition as well as the economy. The United States has been in recession since December 2007 and the recession is expected to continue well into 2009, if not for the entire year. The troubled economy resulted in a significant increase in net charge-offs in the direct financing lease portfolio in 2008. ENL does business with customers all over the United States, including states that previously had fast-growing economies such as California, Florida, and Texas. ENL’s highest volume state remains the Company’s home state of New York (17.9% of balances at December 31, 2008), but ENL has significant exposure to economic difficulties in other parts of the country. As of December 31, 2008, the principal balance of leases in the aforementioned states of California, Florida, and Texas are 11.9%, 8.3%, and 6.3% of the total portfolio, respectively. No other state has more than 3.9% of the portfolio’s balances at December 31, 2008. While ENL does not lend to sub-prime borrowers, small-ticket commercial leasing is a relatively riskier type of lending than traditional commercial and consumer real estate lending. Management expects the leasing portfolio to continue to be sensitive to the economic conditions. While the Company’s remaining commercial and consumer portfolios did not experience increased charge-offs in 2008, an economic recession puts those portfolios at increased risk as well. While charge-offs in those portfolios remained low, non-performing loans and leases increased substantially year-over-year.
The Bank’s management believes that the Bank’s loan and lease loss allowance complies with United States generally accepted accounting principles and regulations promulgated by the OCC, and reflects management’s assessment of the economic environment, as well as a continued growth trend in commercial loans. For further information, see Note 1 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
The Company’s provision for loan and lease losses was $3.5 million and $1.9 million in 2008 and 2007, respectively. Total non-performing loans and leases amounted to $3.6 million and $0.7 million at December 31, 2008 and 2007, respectively. Most of the increase in non-performing loans and leases was in real estate loans and direct financing leases. The increase in non-performing real estate loans was due to three sizable commercial relationships. As commercial relationships tend to involve high-dollar balances, the non-performance of only a small number of relationships can result in a large increase in the non-performing loan and lease balance. There was also an increase in non-performing direct financing leases as the depressed economy negatively impacted the performance of the overall leasing portfolio.
The following table provides an analysis of the allowance for loan and lease losses, the total of charge-offs, non-performing loans and total allowance for loan and lease losses as a percentage of total loans outstanding for the five years ended December 31:

	2008	2007	2006	2005	2004
	(in thousands)

Balance, beginning of year	$4,555	$3,739	$3,211	$2,999	$2,539
Provisions for loan and lease losses	3,508	1,917	1,128	769	485
Addition to allowance from acquisition	—	—	—	—	130
Recoveries	229	170	198	118	60
Loans and leases charged off	(2,205)	(1,271)	(798)	(675)	(215)

Balance, end of year	$6,087	$4,555	$3,739	$3,211	$2,999

Net charge-offs to average loans and leases	0.55%	0.37%	0.22%	0.23%	0.08%
Non-performing loans and leases to total loans and leases	0.88%	0.22%	0.23%	0.72%	0.82%
Allowance for loan and lease losses to total loans and leases	1.49%	1.41%	1.29%	1.23%	1.36%
An allocation of the allowance for loan and lease losses by portfolio type over the past five years follows (dollars in thousands):

		Percent		Percent		Percent		Percent		Percent
	Balance	of loans	Balance	of loans	Balance	of loans	Balance	of loans	Balance	of loans
	at	in each	at	in each	at	in each	at	in each	at	in each
	12/31/2008	category	12/31/2007	category	12/31/2006	category	12/31/2005	category	12/31/2004	category
	Attributable	to total	Attributable	to total	Attributable	to total	Attributable	to total	Attributable	to total
	to:	loans:	to:	loans:	to:	loans	to:	loans	to:	loans
Real estate Loans	$1,888	72.7%	$1,597	73.3%	$1,552	76.1%	$1,463	80.4%	$1,768	82.5%
Commercial Loans	1,302	11.3%	1,137	10.7%	889	10.2%	851	11.5%	618	13.0%
Consumer Loans	297	0.4%	264	0.6%	194	1.1%	183	1.1%	187	1.3%
All other Loans	2	1.2%	6	1.5%	41	1.6%	34	0.5%	—	1.1%
Direct financing leases	2,449	14.4%	1,402	13.9%	905	11.0%	470	6.5%	130	2.1%
Unallocated	149	—%	149	—%	158	—%	210	—%	296	—%

Total	$6,087	100.0%	$4,555	100.0%	$3,739	100.0%	$3,211	100.0%	$2,999	100.0%

Both the total increase in allowance for loan and lease losses and allocation of the allowance to commercial loans and direct financing leases are in response to the increase in commercial loans and the higher risk associated with direct financing leases. Commercial loans are more susceptible than real estate loans to decreases in credit quality in cyclical downturns and the larger individual balances of commercial loans expose the Bank to larger losses. The increased allowance for direct financing leases is due to the increased charge-offs during 2008, and the sensitivity of direct financing leases to the state of the economy. Direct financing leases are more susceptible to decreases in credit quality in cyclical downturns in the economy than the rest of the Company’s commercial and consumer loan portfolios. The direct financing lease portfolio increased to $58.6 million or 14.4% of total loans at December 31, 2008 from $45.1 million or 13.9% of total loans at December 31, 2007.
The allowance for loan and lease losses is based on management’s estimate, and ultimate losses will likely vary from current estimates. Factors underlying the determination of the allowance for loan and lease losses are continually evaluated by management based on changing market conditions and other known factors. Some factors underlying the allocation of loan losses changed during 2008 as a result of management’s evaluation of underlying risk factors within each loan category. The underlying methodology relied upon by management to determine the adequacy of the allowance for loan and lease losses is consistent with prior years.
Non-Interest Income
Total non-interest income in 2008 increased approximately $2.8 million, or 32.0%, from 2007. Most of the increase in non-interest income was a result of the $2.3 million loss on sale of securities realized in 2007. Adjusting for this loss, non-interest income in 2008 increased $0.5 million, or 4.8%, from 2007. Insurance revenue increased by 4.9% to $6.9 million as expanded markets through acquisition and new accounts helped to offset the impact on premiums of a soft insurance market. Bank-owned life insurance (“BOLI”) revenue declined from $0.6 million in 2007 to $0.2 million in 2008. Two particular policies declined in value during 2008 before they were sold in November and replaced with different policies.
The increase in non-interest income was also partially due to a $0.3 million gain related to the curtailment of the Bank’s Pension Plan in the first quarter of 2008 that was included in non-interest income. The Bank used an actuarial method of amortizing prior service cost and unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortized method the Bank used recognized the prior service cost and net gains or losses over the average remaining service period of active employees. The freezing of the Pension Plan was considered a curtailment, which resulted in the elimination of the unrecognized prior service cost and the unrecognized net loss. The elimination of those two components resulted in the $0.3 million gain.
Non-Interest Expense
Total non-interest expense increased approximately $1.3 million or 6.6% in 2008 over 2007. The largest increase in non-interest expense was in salaries and employee benefits, which increased $0.6 million, or 5.5%, in comparison to 2007. The new branch which opened in Buffalo, NY in September 2008, TEA acquisitions, and added positions contributed to the increased salary costs. The Company reduced its salary and benefits expense with the freezing of the Pension Plan, but this decrease was partially offset by the increased cost of higher matching contributions to the Bank’s 401(k) plan.
Occupancy expense increased approximately $0.3 million or 11.6% from 2007 to 2008, primarily due to the new branch office, new signage on existing branches with the Company’s new brand, and other improvements to the Company’s properties. Also, in 2007, the Company benefited from refunds on property tax assessments at certain properties.
Advertising expense increased $0.1 million, or 34.7%, to $0.5 million in 2008. The Company made a strategic decision to implement new branding. The increase in advertising and promotional costs is primarily from the research and roll-out of new branding.
Professional services expense increased $0.1 million, or 12.6%, in 2008 over 2007, mainly due to increased accounting costs, consulting fees, and outsourcing. Professional accounting fees increased as a result of higher audit fees and an increase in the amount of state tax work due to ENL’s continued growth. The Company utilized professional services on a more frequent basis in 2008 for various reasons, including compensation consulting and security services outsourcing.
The efficiency ratio expresses the relationship of operating expenses to revenues. The Company’s efficiency ratio, or non-interest operating expenses divided by the sum of net interest income and non-interest income (exclusive of gains and losses from investment securities), was 63.87% in 2008, improved from 66.65% in 2007.

Taxes
The provision for income taxes in 2008 of $2.1 million reflects an effective tax rate of approximately 29.9%. This compares to $1.1 million or 23.8% in 2007. The increase in effective tax rate is largely a result of the loss of $2.3 million realized on the sale of securities in June 2007, which was fully tax deductible. Other significant factors included lower tax-free BOLI income and lower tax-advantaged municipal bond interest income.
RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006
Net Income
Net income of $3.4 million in 2007 consisted of $2.5 million related to the Company’s banking activities and $0.9 million related to the Company’s insurance agency activities. Total net income of $3.4 million or $1.23 per basic and diluted share in 2007 compares to $4.9 million or $1.81 per basic share and $1.80 per diluted share for 2006.
Net Interest Income
Net interest income, before the provision for loan and lease losses, increased $1.8 million or 12.3% to $16.7 million in 2007, as compared to $14.8 million in 2006. The increase in 2007 attributable to volume was $1.4 million, while the amount attributable to rates was $0.4 million. The increase in the volume of loans and leases was somewhat offset by lower securities volume among interest-earnings assets, while lower volumes in time deposits and federal funds purchased and other borrowings provided the increase in net interest income due to lower interest-bearing liability volume. $0.4 million of the increase in net interest income was due to more favorable rates in loans and securities, somewhat offset by higher rates being paid on interest-bearing liabilities, particularly time deposits. Overall, loan and lease growth and improved rates on loans and leases provided much of the positive impact on net interest income. Net loans and leases grew from an average balance of $268.5 million yielding 7.60% in 2006 to an average balance of $297.9 million yielding 8.03% in 2007. The lower securities, time deposits, and other borrowings volumes reflect the Company’s balance sheet restructuring in 2007.
Non-Interest Income
Total non-interest income in 2007 decreased approximately $2.0 million, or 17.9%, from 2006. This compares to an increase of approximately $0.4 million or 3.8% in 2006 over 2005. The decline in non-interest income was a result of the $2.3 million loss on sale of securities realized in June 2007 as part of the Company’s strategy to restructure its balance sheet. Insurance revenue increased 1.3% to $6.5 million as expanded markets through acquisition and new accounts helped to offset the impact on premiums of a soft insurance market.
Non-Interest Expense
Total non-interest expense in 2007 increased approximately $1.5 million, or 8.2%, from 2006. The largest increase in non-interest expense was in salaries and employee benefits, which increased $1.0 million, or 9.9%, in comparison to 2006. The new branch which opened in Tonawanda, NY in December 2006, TEA acquisitions, and merit increases contributed to the increased salary costs.
Occupancy expense increased approximately $0.2 million or 10.8% from 2006 to 2007, primarily due to the new branch office and TEA’s acquisition growth in both 2007 and 2006, and a full year of expense for those acquisitions made in 2006.
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
Amortization of intangibles increased approximately $0.1 million, reflecting the LR Frank acquisition by TEA in 2007, as well as a full year of amortization from the two insurance agency acquisitions completed in 2006.

FINANCIAL CONDITION
The Company had total assets of $529.0 million at December 31, 2008, an increase of $86.3 million or 19.5% from $442.7 million at December 31, 2007. Net loans of $401.6 million increased 25.7% or $82.0 million over 2007. Securities increased $3.3 million or 4.6% over 2007. Deposits increased by $78.1 million or 24.0%. Stockholders’ equity increased $2.6 million or 6.0%.
Loans and Leases
Net loans comprised 84.0% and 72.4% of the Company’s total average earning assets in 2008 and 2007, respectively. Actual year-end balances increased 25.7% in 2008, as compared to an increase of 12.0% in 2007. The Company continues to focus its lending on commercial and residential mortgages, commercial loans, home equity loans and direct financing leases. Commercial mortgages made up the largest segment of the portfolio at 44.2% of total loans. Commercial mortgages also experienced the most growth in 2008, going from $131.1 million at December 31, 2007 to $180.4 million at December 31, 2008. Residential mortgages comprised 16.4% of the loan and lease portfolio and 7.7% are home equity loans. Other commercial loans account for 11.3% of outstanding loans. Commercial loans totaled $46.1 million at December 31, 2008, reflecting a 33.3% or $11.5 million increase over 2007.
At December 31, 2008, the Bank had a loan/deposit ratio of 100.9%. This compares to a loan/deposit ratio of 99.5% at December 31, 2007. The ratio remained relatively unchanged as the strong loan growth was nearly matched by deposit growth.
At December 31, 2008, the Bank retained the servicing rights to $26.9 million in long-term mortgages sold to the FNMA. This compares to a loan servicing portfolio principal balance of $28.4 million at December 31, 2007. The value of the mortgage servicing rights associated with that portfolio was $0.1 million and $0.2 million at December 31, 2008 and 2007, respectively. The arrangement that the Bank has with FNMA allows it to offer long-term mortgages without exposure to the associated interest rate risks, while retaining customer account relationships. In 2008 and 2007, the Bank sold loans to FNMA totaling approximately $3.5 million and $2.9 million, respectively.
Securities and Interest-bearing Deposits at Banks
Securities and federal funds sold made up 16.1% of the Bank’s total average interest earning assets in 2008 compared to 27.6% in 2007. These assets provide the Bank with additional sources of liquidity and income and act as collateral for the Bank’s municipal deposits. The Bank’s securities portfolio outstanding balances increased 4.6% in 2008. The Bank continues to have a large concentration in tax-advantaged municipal bonds, which make up 49.3% of the portfolio at December 31, 2008 versus 52.3% at December 31, 2007 and U.S. government-sponsored agency bonds of various types, which comprise 23.7% of the total at December 31, 2008 versus 19.6% at December 31, 2007. Government-sponsored mortgage-backed securities make up 22.3% of the portfolio at December 31, 2008, versus 23.2% at December 31, 2007. As a member of both the Federal Reserve System and the Federal Home Loan Bank, the Bank is required to hold stock in those entities. These investments made up 4.7% of the portfolio at December 31, 2008 versus 4.9% of the portfolio at December 31, 2007.
All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact on prepayment rates. The Company uses a third-party developed computer simulation model to monitor the average life and yield volatility of mortgage pools under various interest rate assumptions.
Interest-bearing deposits at banks are largely maintained for liquidity purposes. The average balance maintained in interest-bearing deposits at banks decreased in 2008 to 0.4% of total average earning assets from 1.6% in 2007.
SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” outlines accounting and reporting requirements for investment securities. The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.” Securities designated as held to maturity are stated on the Company’s Consolidated Balance Sheets included under Item 8 of this Annual Report on Form 10-K at amortized cost. Those designated as available for sale are reported at fair market value. At December 31, 2008, $2.0 million in securities were designated as held to maturity. These bonds are primarily municipal investments that the Bank has made in its local trade area.
The available for sale portfolio totaled $73.8 million or approximately 97.4% of the Bank’s securities portfolio at December 31, 2008. Net unrealized gains and losses on available for sale securities resulted in a net unrealized gain of $1.1 million at December 31, 2008, as compared to a gain of $0.7 million at December 31, 2007. Unrealized gains and losses on available for sale securities are reported, net of taxes, as a separate component of stockholders’ equity. At

December 31, 2008, the impact on stockholders’ equity was a net unrealized gain of approximately $0.7 million, net of taxes.
Certain securities available for sale were in an unrealized loss position at December 31, 2008. Management has assessed those securities available for sale in an unrealized loss position at December 31, 2008 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.
Deposits
Total deposits increased $78.1 million or 24.0% in 2008 from 2007. Much of the increase in deposits is due to the introduction of a new money market savings account in May 2008. The Company paid a competitive rate on this new savings account as a way to grow deposits while attracting core customers. The most significant source of funding for the Company is core deposits. Core deposit funding consists of non-interest bearing deposits, NOW accounts, savings deposits, muni-vest accounts, and time deposits under $100,000. Core deposits increased $72.6 million from $274.7 million at December 31, 2007 to $347.3 million at December 31, 2008. There were increases in all deposit types, the largest being a $61.4 million increase in savings deposits. Other increases included $6.7 million in non-interest bearing deposits and $2.0 million in muni-vest accounts.
Certificates of deposit in excess of $100,000 increased 11.0% to $56.7 million at December 31, 2008 from $51.1 million at December 31, 2007. These funds are generally not considered core deposits.
Pension
The Company maintains a qualified defined benefit pension plan (the “Pension Plan”), which covers substantially all employees. In an effort to make the Company’s overall compensation of its employees competitive in the marketplace, the Pension Plan was frozen effective January 31, 2008. All benefits eligible participants have accrued in the plan to date will be retained. Employees will not continue to accrue additional benefits in the plan from that date. Employees will be eligible to receive these benefits at normal retirement age. Additionally, the Company has entered into individual retirement agreements with certain of its executive officers providing for unfunded supplemental pension benefits under the Company’s Supplemental Executive Retirement Plan (the “SERP”). The Company’s pension expense for the Pension Plan and the SERP approximated $0.2 million, $0.7 million and $0.7 million for each of the years ended December 31, 2008, 2007 and 2006, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the Company’s plan assets of 7.50% for 2008, 2007 and 2006; compensation rate increases of 0.00% for 2008, and 4.75% for 2007 and 2006 for the defined benefit pension plan and 5.00% in 2008, 2007 and 2006 for the SERP.
The expected long-term rate of return on pension plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on pension plan targeted asset allocation. In evaluating compensation rate increases, the Company evaluated historical salary data, as well as expected future increases. The Company will continue to evaluate its actuarial assumptions, including its expected rate of return and compensation rate increases at least annually, and will adjust as necessary. As the Pension Plan was frozen, the compensation rate increase assumption is zero because employees can no longer accrue additional benefits.
The Company bases its determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.
The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 6.35% at September 30, 2007 to 6.01% at December 31, 2008 (or the measurement date) for the Company’s defined benefit pension plan and increased from 6.25% at December 31, 2007 to 6.43% at December 31, 2008 (or the measurement date) for the SERP.

Management tested the sensitivity of the pension expense to changes in two key assumptions: return on plan assets and the discount rate. A 0.25% decrease in the rate of return on plan assets would have resulted in an increase in pension expense of $18 thousand. A 0.25% decrease in the discount rate would have resulted in an increase in pension expense of $7 thousand. Increases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence. Since the SERP is not funded and the Pension Plan has been frozen, compensation rate increase is no longer an input in the calculation of the pension expense.
As of December 31, 2008, the Company had cumulative actuarial losses of approximately $1.8 million that will result in an increase in the Company’s future pension expense because such losses at each measurement date exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net actuarial losses had the effect of increasing the Company’s pension expense by approximately $69 thousand in 2008, $96 thousand in 2007 and $94 thousand in 2006.
The Company did not contribute to the Pension Plan in 2008.
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
The cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At December 31, 2008, approximately 25.5% of the Bank’s securities had maturity dates of one year or less, and approximately 56.1% had maturity dates of five years or less.
Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases. At December 31, 2008, in the stress test, the Bank had net short-term liquidity available of $22.4 million as compared with $28.2 million at December 31, 2007. Available assets of $78.9 million, less public and purchased funds of $154.1 million, resulted in a long-term liquidity ratio of 51% at December 31, 2008, unchanged from December 31, 2007.
Management does not anticipate engaging in any activities, either currently or the long-term, for which adequate funding would not be available and which would therefore result in significant pressure on liquidity. However, continued economic recession could negatively impact the Company’s liquidity. The Bank relies heavily on FHLBNY as a source of funds, particularly with its overnight line of credit. Several members of FHLB have warned that they have either breached risk-based capital requirements or that they are close to breaching those requirements. To conserve capital, some FHLB branches are suspending dividends, cutting dividend payments, and not buying back excess FHLB stock that members hold. FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future. The most severe problems in FHLB have been at some of the other FHLB branches. Nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.
Systematic weakness in the FHLB could result in higher costs of FHLB borrowings and increased demand for alternative sources of liquidity that are more expensive, such as brokered time deposits, the discount window at the Federal Reserve, or lines of credit with correspondent banks First Tennessee and M&T Bank.

Contractual Obligations
The Company is party to contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents certain future financial obligations.

	Payments due within time period at December 31, 2008
	(in thousands)
					More Than
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	5 Years
Securities sold under agreement to repurchase	$6,307	$6,307	$—	$—	$—
Operating lease obligations	6,839	546	825	837	4,631
Other borrowed funds	48,875	30,695	5,180	7,000	6,000
Junior subordinated debentures	11,330	—	—	—	11,330

Total	$73,351	$37,548	$6,005	$7,837	$21,961

Interest expense on fixed rate debt	$2,590	$626	$1,089	$715	$160

The Company’s variable rate debt included in other borrowed funds is related to short-term funding which is used only to cover seasonal funding needs, which are subject to fluctuation.
At December 31, 2008, the Company had commitments to extend credit of $87.3 million compared to $63.3 million at December 31, 2007. For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 15 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Capital
The Company and the Bank have consistently maintained regulatory capital ratios at, or above, well capitalized standards. The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon on the business environment in the markets where the Company operates, in Western New York and in the United States as a whole. Some banks experienced such a sharp drop-off in financial performance due to the deteriorating economy that they were forced to raise capital with the US government through TARP to maintain appropriate capital ratios. The Bank applied for and was approved for funds under TARP but declined the offer after determining that the Bank’s capital position was more than sufficient and that the restrictions on capital management were too onerous.
Overall, during 2008, the business environment has been adverse for many households and businesses in the United States and worldwide. It is expected that the business environment in Western New York, the United States and worldwide will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could materially adversely affect the credit quality of the Company’s loans and leases, and therefore, the Company’s results of operations, financial condition, and capital position.
For further detail on capital and capital ratios, see Note 19 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.
Total Company stockholders’ equity was $45.9 million at December 31, 2008, up from $43.3 million at December 31, 2007. Equity as a percentage of assets was 8.7% at December 31, 2008, compared to 9.8% at December 31, 2007. Book value per share of common stock rose to $16.57 at December 31, 2008, up from $15.74 at December 31, 2007.
Included in stockholders’ equity was accumulated other comprehensive income which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale. Net unrealized gains after tax were $0.7 million, or $0.25 per share of common stock, at December 31, 2008, as compared to net unrealized gains on available-for-sale investment securities after tax of $0.4 million, and $0.16 per share of common stock, at December 31, 2007. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale. The Company had no other-than-temporary impairment charges in its investment portfolio in 2008 or 2007.

The Company paid cash dividends per share of common stock of $0.78 in 2008 and $0.71 in 2007. The dividend payout is continually reviewed by management and the Company’s Board of Directors. The dividend payout ratio, which represents cash dividends paid, divided by net income, was 43.74% and 57.77% for the years 2008 and 2007, respectively.
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
The Bank’s Asset-Liability Committee, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank’s exposure to interest rate risk through the use of on or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and other financial instruments used for interest rate risk management purposes.
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

	Calculated (decrease) increase
	in projected annual net interest income
	(in thousands)
Changes in interest rates	December 31, 2008	December 31, 2007
+200 basis points	$(293)	$(676)
+100 basis points	(140)	(333)
-100 basis points	(33)	394
-200 basis points	20	629
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
Financial instruments with off-balance sheet risk at December 31, 2008 included $70.5 million in undisbursed lines of credit at an average interest rate of 7.60%; $3.0 million in fixed rate loan origination commitments at 5.85%; $8.6 million in adjustable rate loan origination commitments at 4.92%; and $2.8 million in adjustable rate letters of credit, which if drawn upon, would typically earn an interest rate equal to the prime lending rate plus 2%. The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity
year ended
December 31,	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(dollars in thousands)
Interest-Assets
Net loans receivable	$22,988	$28,433	$27,500	$29,311	$50,988	$242,406	$401,626	$414,381
Average interest	5.71%	8.37%	11.12%	8.63%	7.11%	5.96%	6.81%	6.81%
Investment securities	19,332	5,584	3,504	6,695	7,353	33,287	75,755	75,755
Average interest	1.92%	4.39%	4.03%	4.42%	4.55%	4.39%	3.76%	3.76%

Interest — Liabilities
Interest bearing deposits	268,816	28,919	27,751	2,151	357	—	327,994	330,523
Average interest	2.23%	3.31%	4.48%	4.01%	4.56%	—%	2.53%	2.53%
Borrowed funds & Securities sold under agreements to repurchase	37,002	112	5,068	—	7,000	6,000	55,182	55,449
Average interest	0.96%	6.00%	3.12%	—%	3.39%	3.55%	1.86%	1.86%

Junior subordinated debentures	—	—	—	—	—	11,330	11,330	11,330
Average interest	—	—	—	—	—	4.80%	4.80%	4.80%
When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities increases or decreases. As a part of the Company’s asset/liability policy, the Company has set limitations on the acceptable level of the negative impact of such rate fluctuations on the market value of the Company’s balance sheet. The Bank’s securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2008, the impact to equity, net of tax, as a result of marking available for sale securities to market was an unrealized gain of $0.7 million. On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 200 basis points. At December 31, 2008, the Company determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements. The Company’s and the Bank’s capital ratios are also reviewed by management on a quarterly basis.
Capital Expenditures
Significant planned expenditures for 2009 include construction of and furnishings for a new branch. The Company also plans to install automated teller machines (“ATMs’) at several existing branches. New signage incorporating the Company’s new brand is planned for 2009. There are plans for some of the Company’s older properties to be renovated. The Company believes it has a sufficient capital base to support these known and potential capital expenditures of approximately $1.4 million with current assets.
Impact of Inflation and Changing Prices
There will continually be economic events, such as changes in the economic policies of the FRB which will have an impact on the profitability of the Company. Inflation may result in impaired asset growth, reduced earnings and substandard capital ratios. The net interest margin can be adversely impacted by the volatility of interest rates throughout the year. Since these factors are unknown, management attempts to structure the balance sheet and re-pricing frequency of assets and liabilities to avoid a significant concentration that could result in a negative impact on earnings.
Segment Information
In accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments have been determined based upon its internal profitability reporting. The Company’s reportable segments consist of banking activities and insurance agency activities.
The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank. This includes the operations of ENL, which provides direct financing leases. Net income from banking activities was $4.1 million in 2008, which represents a $1.6 million or 63.8% increase from 2007. The increase in net income from banking activities was driven primarily by the loss on sale of securities in 2007 and the increase in net interest income, partially offset by the increased provision for loan and lease losses and lower BOLI income. Total assets of the banking activities segment increased $86.2 million or 20.0% during 2008 to $516.4 million at December 31, 2008, due primarily to strong commercial loan growth.

The insurance activities segment includes activities of TEA, a retail property and casualty insurance agency with locations in the Western New York area. This includes the operations of ENBA, which provides non-deposit investment products. Net income from insurance activities was $0.8 million in 2008, down from $0.9 million in 2007. Total assets of the insurance activities segment were $12.5 million at December 31, 2008 and 2007. Total revenues increased $0.3 million, or 4.9% over 2007.
Fourth Quarter Results
Net income for the fourth quarter of 2008 was $0.51 million, or $0.18 per diluted share, a decrease of $0.30 million, or 37.3%, from net income of $0.81 million, or $0.29 per diluted share, in the fourth quarter of 2007. Return on average equity was 4.37% for the quarter, compared with 7.55% in last year’s fourth quarter.
The Company’s net interest margin was 4.32% in the fourth quarter of 2008, compared with 4.36% in the fourth quarter of the prior year. However, the Company’s net interest margin for the fourth quarter of 2008 decreased from 4.67% in the third quarter of 2008 as a result of aggressive decreases in interest rates by the Federal Reserve during the fourth quarter. As overnight wholesale rates dropped sharply, variable rate loans tied to the prime lending rate dropped in lock-step while deposit pricing remained competitive as banks concerned about liquidity were slow to lower deposit rates. Net interest income during the fourth quarter of 2008 was $4.95 million, an increase of $0.58 million, or 13.2%, from $4.37 million in the fourth quarter of 2007. Loan and lease growth and the reduced cost of interest-bearing liabilities were the main factors in the increase. Net loans and leases were $401.6 million at December 31, 2008, an increase of 5.8% from $379.4 million at September 30, 2008 and an increase of 25.7% from $319.6 million at December 31, 2007. Much of the growth continues to be in the Company’s commercial real estate portfolio.
Net charge-offs to average total loans and leases increased to 0.71% compared with 0.33% for the 2007 fourth quarter. The increase in net charge-offs was primarily related to the direct finance commercial lease portfolio. The ratio of non-performing loans and leases to total loans and leases increased to 0.88% at December 31, 2008, compared with 0.22% at the end of last year’s fourth quarter. The increase in non-performing loans and leases of $2.8 million was primarily a result of a small number of large commercial loans ($2.3 million) and further weakness in the leasing portfolio ($0.3 million). The increased net charge-offs combined with continued strong loan growth resulted in an increase in the provision for loan and lease losses to $1.7 million in the fourth quarter of 2008, compared with $1.0 million in the fourth quarter of 2007.
Non-interest income, which represented 32.8% of total revenue in the fourth quarter of 2008 compared with 36.7% in last year’s fourth quarter, decreased 4.3% to $2.42 million. Insurance service and fee income, the largest component of non-interest income, improved 3.6% to $1.36 million for the fourth quarter of 2008. Financial services sales revenue was the fastest growing product line for TEA, the Company’s insurance agency subsidiary. However, other large components of non-interest income decreased for the quarter. Deposit service charges decreased 5.5% to $0.59 million due to lower activity and BOLI revenue decreased from $150 thousand in revenue in last year’s fourth quarter to a loss of $30 thousand in the fourth quarter of 2008 as a result of market fluctuations.
Total non-interest expenses for the fourth quarter of 2008 were $5.1 million, an increase of 8.1% from $4.7 million in the fourth quarter of 2007. While the Company experienced savings related to the freezing of its Pension Plan, the savings were offset by the addition of new employees, including those working in the Company’s new branch office in Buffalo and from the acquisition of the Fitzgerald Agency in the third quarter of 2008, and increased matching contributions to the Bank’s 401(k) plan.
As a result of the increase in non-interest expenses, the efficiency ratio for the fourth quarter of 2008 increased to 66.2% from 65.1% in last year’s fourth quarter and 63.2% in the third quarter of 2008.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item is incorporated by reference to the discussion of “Liquidity” and “Market Risk,” including the discussion under the caption “Sensitivity of Net Interest Income to Changes in Interest Rates” included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and the Unaudited Quarterly Financial Data presented in Note 21 to our Consolidated Financial Statements.

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Evans Bancorp, Inc. and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.
The Company’s consolidated financial statements for the fiscal year ended December 31, 2008 were audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” immediately following this annual report of management.

EVANS BANCORP, INC. AND SUBSIDIARIES
/s/ David J. Nasca
David J. Nasca
President and Chief Executive Officer

/s/ Gary A. Kajtoch
Gary A. Kajtoch
Treasurer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Evans Bancorp, Inc:
We have audited Evans Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Buffalo, New York
March 16, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Evans Bancorp, Inc.:
We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Buffalo, New York
March 16, 2009

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(in thousands, except share and per share amounts)

	2008	2007
ASSETS
Cash and cash equivalents:
Cash and due from banks	$9,036	$12,335
Interest-bearing deposits at banks	115	269
Securities:
Available for sale, at fair value	73,804	70,144
Held to maturity, at amortized cost	1,951	2,266
Loans and leases, net of allowance for loan and lease losses of $6,087 in 2008 and $4,555 in 2007	401,626	319,556
Properties and equipment, net	9,885	8,366
Goodwill	10,046	10,046
Intangible assets, net	2,900	2,507
Bank-owned life insurance	11,685	10,760
Other assets	7,926	6,480

TOTAL ASSETS	$528,974	$442,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$75,959	$69,268
NOW	10,775	10,141
Regular savings	154,283	92,864
Muni-vest	26,477	24,530
Time	136,459	129,026

Total deposits	403,953	325,829

Securities sold under agreements to repurchase	6,307	3,825
Other short term borrowings	30,695	33,980
Other liabilities	12,590	10,361
Junior subordinated debentures	11,330	11,330
Long term borrowings	18,180	14,101

Total liabilities	483,055	399,426

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 15)

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 2,771,788 and 2,756,731 shares issued, respectively, and 2,771,788 and 2,751,698 shares outstanding, respectively,	1,386	1,378
Capital surplus	26,696	26,380
Retained earnings	18,374	15,612
Accumulated other comprehensive (loss) income, net of tax	(537)	16
Less: Treasury stock, at cost (0 and 5,033 shares, respectively)	—	(83)

Total stockholders’ equity	45,919	43,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$528,974	$442,729

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands, except share and per share amounts)

	2008	2007	2006

INTEREST INCOME:
Loans and leases	$26,328	$23,918	$20,405
Interest bearing deposits at banks	24	317	49
Securities:
Taxable	1,309	2,919	4,209
Non-taxable	1,490	1,683	1,881

Total interest income	29,151	28,837	26,544
INTEREST EXPENSE
Deposits	8,088	10,054	8,979
Other borrowings	1,151	1,217	1,868
Junior subordinated debentures	644	891	850

Total interest expense	9,883	12,162	11,697
NET INTEREST INCOME	19,268	16,675	14,847
PROVISION FOR LOAN AND LEASE LOSSES	3,508	1,917	1,128

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	15,760	14,758	13,719
NON-INTEREST INCOME:
Bank charges	2,256	2,237	1,990
Insurance service and fees	6,867	6,549	6,466
Net gain (loss) on sales and calls of securities	10	(2,299)	140
Premium on loans sold	25	12	10
Bank-owned life insurance	210	620	554
Pension curtailment gain	328	—	—
Other	1,981	1,724	1,613

Total non-interest income	11,677	8,843	10,773

NON-INTEREST EXPENSE:
Salaries and employee benefits	11,219	10,639	9,677
Occupancy	2,541	2,277	2,055
Supplies	258	295	302
Repairs and maintenance	584	580	545
Advertising and public relations	497	369	442
Professional services	1,079	958	838
Technology and communications	1,171	1,068	990
Amortization of intangibles	681	641	563
Other insurance	274	364	347
Other	2,136	1,991	1,969

Total non-interest expense	20,440	19,182	17,728

INCOME BEFORE INCOME TAXES	6,997	4,419	6,764

INCOME TAXES	2,089	1,051	1,843

NET INCOME	$4,908	$3,368	$4,921

Net income per common share — basic	$1.78	$1.23	$1.81

Net income per common share — diluted	$1.78	$1.23	$1.80

Cash dividends per common share	$0.78	$0.71	$0.68

Weighted average number of basic common shares	2,754,489	2,743,595	2,725,601

Weighted average number of diluted shares	2,756,278	2,743,595	2,727,331

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
(in thousands, except share and per share)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
BALANCE — December 31, 2005	$1,373	$26,155	$11,087	$(1,387)	$(352)	$36,876
Adjustments to initially apply SFAS 158, net of Taxes — $512				(702)		(702)
Impact of adopting SAB 108, net of tax $12			43			43
Comprehensive income:
Net income			4,921			4,921
Unrealized gain on available for sale securities, net of reclassification adjustment tax effect of $(56)				88		88
Additional minimum pension liability, net of tax effect — $(56)				84		84

Total comprehensive income						5,093

Cash dividends ($0.68 per common share)			(1,855)			(1,855)
Stock option expense		93				93
Re-issuance of 18,754 shares under dividend reinvestment plan		(39)			413	374
Re-issuance of 10,873 shares under Employee Stock Purchase Plan		(49)			235	186
Purchase of 26,350 shares for treasury					(565)	(565)

BALANCE — December 31, 2006	$1,373	$26,160	$14,196	$(1,917)	$(269)	$39,543
Comprehensive income:
Net income			3,368			3,368
Unrealized gain on available for sale securities, net of reclassification of loss of $1,379 (after tax) and tax effect of ($1,043)				1,636		1,636
Amortization of prior service cost and net loss, net of tax effect ($34)				52		52
Additional minimum pension liability, net of taxes ($164)				245		245

Total comprehensive income						5,301

Cash dividends ($0.71 per common share)			(1,952)			(1,952)
Stock option expense		131				131
Re-issued 14,212 shares under dividend reinvestment plan		(32)			305	273
Issued 3,410 shares under dividend reinvestment plan	1	60				61
Re-issued 2,500 shares of restricted stock		(53)			53	—
Issued 7,983 shares for earn-out agreement	4	161				165
Re-issued 11,137 shares under employee stock purchase plan		(47)			213	166
Purchased 20,600 shares for treasury					(385)	(385)

BALANCE — December 31, 2007	$1,378	$26,380	$15,612	$16	$(83)	$43,303
Adoption of SFAS No. 158 measurement date provision, net of tax			6			6
Comprehensive income:
Net Income			4,908			4,908
Unrealized gain on available for sale securities, net of reclassification of gain of $6 (after tax) and tax effect of ($161)				254		254
Amortization of prior service cost and net loss, net of taxes ($29)				45		45
Additional minimum pension liability, net of taxes $550				(861)		(861)
Pension curtailment adjustment net of taxes ($7)				9		9

Total comprehensive income						4,355

Cash dividends ($0.78 per common share)			(2,152)			(2,152)
Stock option expense		147				147
Re-issued 12,158 shares under dividend reinvestment plan		(14)			204	190
Issued 9,395 shares under dividend reinvestment plan	5	147				152
Re-issued 8,375 shares under Employee Stock Purchase Plan		(34)			142	108
Issued 5,662 shares under Employee Stock Purchase Plan	3	70				73
Purchased 15,500 shares for Treasury					(263)	(263)

BALANCE — December 31, 2008	$1,386	$26,696	$18,374	$(537)	$—	$45,919

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)

	2008	2007	2006
OPERATING ACTIVITIES:
Interest received	$29,140	$28,048	$27,408
Fees and commission received	10,946	10,620	10,120
Proceeds from sale of loans held for resale	3,522	2,860	2,614
Originations of loans held for resale	(3,447)	(2,898)	(2,604)
Interest paid	(10,140)	(12,222)	(11,328)
Cash paid to employees and suppliers	(16,693)	(15,858)	(15,742)
Income taxes paid	(2,611)	(858)	(2,289)

Net cash provided by operating activities	10,717	9,692	8,179

INVESTING ACTIVITIES:
Available for sale securities:
Purchases	(83,477)	(245,908)	(13,331)
Proceeds from sales	—	87,506	2,112
Proceeds from maturities and calls	80,363	223,005	33,256
Held to maturity securities:
Purchases	(165)	(255)	(2,134)
Proceeds from maturities	480	2,200	2,161
Cash paid for bank-owned life insurance	(2,007)	—	—
Proceeds from bank-owned life insurance	1,292	—	—
Additions to properties and equipment	(2,110)	(1,261)	(1,406)
Increase in loans, net of repayments	(86,581)	(36,731)	(29,685)
Cash paid on earn-out agreements	(40)	(202)	(57)
Acquisitions	(1,433)	(425)	(497)

Net cash (used in) provided by investing activities	(93,678)	27,929	(9,581)

FINANCING ACTIVITIES:
Proceeds from borrowing	14,482	9,943	2,517
Repayment of long-term borrowings	(127)	(10,666)	(2,857)
Repayment of short-term borrowings	(11,079)	(5,129)	(18,382)
Increase (decrease) in deposits	78,124	(29,920)	18,941
Dividends paid	(2,152)	(1,952)	(1,855)
Purchase of treasury stock	(263)	(385)	(565)
Issuance of common stock	225	61	—
Re-issuance of treasury stock	298	439	560

Net cash provided by (used in) financing activities	79,508	(37,609)	(1,641)

Net (decrease) increase in cash and cash equivalents	(3,453)	12	(3,043)

CASH AND CASH EQUIVALENTS:
Beginning of year	12,604	12,592	15,635

End of year	$9,151	$12,604	$12,592

(Continued)

EVANS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)

	2008	2007	2006
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$4,908	$3,368	$4,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,693	1,718	1,814
Deferred tax benefit	(700)	(144)	(291)
Provision for loan and lease losses	3,508	1,917	1,128
Proceeds from sale of loans held for resale	3,522	2,860	2,614
Originations of loans held for resale	(3,447)	(2,898)	(2,604)
Net (gain) loss on sales of assets	(10)	2,305	(140)
Premiums on loans sold	(25)	(12)	(10)
Stock options expense	147	131	93
Changes in assets and liabilities affecting cash flow:
Other assets	128	223	(693)
Other liabilities	993	224	1,347

NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,717	$9,692	$8,179

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENTS AND FINANCIAL ACTIVITIES:

Issuance of shares for earn-out agreement	—	$165	—
Note payable on acquisition	—	425	—

See Notes to Consolidated Financial Statements.	(Concluded)

EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and General. Evans Bancorp, Inc. (the “Company”) was organized as a New York business corporation and incorporated under the laws of the State of New York on October 28, 1988 for the purpose of becoming a bank holding company. Through August 2004, the Company was registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956, as amended. In August 2004, the Company filed for, and was approved as, a Financial Holding Company under the Bank Holding Company Act. The Company currently conducts its business through its two subsidiaries: Evans Bank, N.A. (the “Bank”), a nationally chartered bank, and its subsidiaries, Evans National Leasing, Inc. (“ENL”) and Evans National Holding Corp. (“ENHC”); and Evans National Financial Services, Inc. (“ENFS”) and its subsidiary, The Evans Agency, Inc. (“TEA”). Unless the context otherwise requires, the term “Company” refers collectively to Evans Bancorp, Inc. and its subsidiaries. The Company conducts its business through its subsidiaries. It does not engage in any other substantial business.
Regulatory Requirements. The Company is subject to the rules, regulations, and reporting requirements of various regulatory bodies, including the Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”), and the Securities and Exchange Commission (“SEC”).
Principles of Consolidation. The consolidated financial statements include the accounts of the Company, the Bank, ENFS and their subsidiaries. All material inter-company accounts and transactions are eliminated in consolidation.
Accounting Estimates. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. The estimates and assumptions that management deems to be critical involve our accounting policies relating to the determination of our allowance for loan and lease losses and the valuation of goodwill. These estimates and assumptions are based on management’s best estimates and judgment and management evaluated them on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust our estimates and assumptions when facts and circumstances dictate. Illiquid credit markets and volatile equity markets have combined with declines in consumer spending to increase the uncertainty inherent in our estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from our estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.
Securities. Securities which the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are stated at cost, adjusted for discounts and premiums that are recognized in interest income over the period to the earlier of the call date or maturity using the level yield method. These securities represent debt issuances of local municipalities in the Bank’s market area for which market prices are not readily available. The amortized cost of the securities approximates fair value. Management periodically evaluates the financial condition of the municipalities for impairment.
Securities classified as available for sale are stated at fair value with unrealized gains and losses excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity. Gains and losses on sales of securities are computed using the specific identification method.
Securities which experience an other-than-temporary decline in fair value are written down to a new cost basis with the amount of the write-down included in earnings as a realized loss. The new cost basis is not changed for subsequent recoveries in fair value. Factors which management considers in determining whether an impairment in value of an investment is other than temporary include the period of time the securities were in a loss position, management’s intent and ability to hold securities until fair values recover to amortized cost, the extent to which fair value is less than amortized cost, the issuer’s financial performance and near term prospects, the financial condition and prospects for the issuer’s geographic region and industry, and recoveries or declines in fair value subsequent to the balance sheet date. There were no write-downs associated with other-than-temporary impairment declines in fair value of a security in 2008 or 2007.
The Bank does not engage in securities trading activities.

Loans. Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are reported at their outstanding unpaid principal balances adjusted for net charge-offs, the allowance for loan and lease losses, and any deferred fees or costs on those loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective yield method of accounting.
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
Payments received on impaired loans are applied against the recorded investment in the loan. For loans other than those that the Bank expects repayment of through liquidation of the collateral, when the remaining recorded investment in the impaired loan is less than or equal to the present value of the expected cash flows, income is recorded on a cash basis.
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
Leases. The Bank’s leasing operations consists principally of the leasing of various types of small ticket commercial equipment. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” for all of its direct financing leases. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. All of the Bank’s leases are classified as direct financing leases.
Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents the amount charged against the Bank’s earnings to establish and maintain a reserve or allowance sufficient to absorb probable loan and lease losses based on the Bank’s management’s evaluation of the loan and lease portfolio. Factors considered by management in establishing the allowance include: the anticipated collectibility of individual loans and leases, current loan and lease concentrations, charge-off history, delinquent loan and lease percentages, input from regulatory agencies and general economic conditions.
The analysis of the allowance for loan and lease losses is composed of three components: specific credit allocation, general portfolio allocation and a subjectively determined allocation. The specific credit allocation includes a detailed review of the loan or lease in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures,” and allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage in accordance with SFAS No. 5, “Accounting for Contingencies” and is based on the internal credit rating of each loan and lease, using the Bank’s historical loss experience or industry loss experience where the Bank does not have adequate or relevant experience.
The subjective portion of the allowance for loan and lease losses reflects management’s evaluation of various conditions, and involves a higher degree of uncertainty because this component of the allowance is not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions, seasoning of the loan and lease portfolio and changes in the composition of and growth in the loan and lease portfolio, the strength or weakness and duration of the business cycle, existing general economic and business conditions in the lending areas, credit quality trends in non-accruing loans and leases, historical loan and lease charge-off experience, and the results of Bank regulatory examinations.
Foreclosed Real Estate. Foreclosed real estate is initially recorded at the lower of book or fair value (net of costs of disposal) at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. Assessments are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds fair value. Foreclosed real estate is classified as other assets on the Consolidated Balance Sheets as of December 31, 2008. The Company had $50 thousand of Other Real Estate at December 31, 2008, and none at December 31, 2007.

Insurance Commissions and Fees. Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. The Company also receives contingent commissions from insurance companies which are based on the overall profitability of their relationship based primarily on the loss experience of the insurance placed by the Company. Contingent commissions from insurance companies are recognized when determinable.
Goodwill and Other Intangible Assets. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by the segment’s management.
The Company measures the fair value of the leasing reporting unit of the banking activities segment annually as of December 31st utilizing a discounted cash flow model as the primary indicator of fair value. The fair value of the insurance agency activities segment is measured annually as of December 31st utilizing the average of a discounted cash flow model and a market value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA) for similar companies. In addition, management reconciles the market capitalization of the Company to the estimated consolidated fair value of the reporting units utilizing the control premium estimated by management, which is supported by comparing the efficiency ratio of the Company to that of its most likely potential buyers. A review of the period subsequent to the measurement date is performed to determine if there were any significant adverse changes in operations or events that would alter our determination as of the measurement date. The Company has performed the required goodwill impairment tests and has determined that goodwill was not impaired as of December 31, 2008 and 2007.
Bank-Owned Life Insurance. The Bank has purchased insurance on the lives of Company directors and certain members of the Bank’s and TEA’s management. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits, such as retirement benefits. Increases in the cash surrender value are recorded as other income in the Company’s consolidated statements of income.
Properties and Equipment. Properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. Impairment losses on properties and equipment are realized if the carrying amount is not recoverable from its undiscounted cash flows and exceeds its fair value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
Net Income Per Share. Net income per common share is based on the weighted average number of shares outstanding during each year, retroactively adjusted for stock splits and stock dividends. Diluted earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options. Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share. There were 1,789, 0, and 1,730 potentially dilutive shares of common stock included in calculating diluted earnings per share for the years ended December 31, 2008, 2007, and 2006, respectively. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share,” these shares were not included in calculating diluted earnings per share. As of December 31, 2008, 2007, and 2006, there were 108 thousand, 92 thousand, and 59 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive.
Comprehensive Income. Comprehensive income includes both net income and other comprehensive income, including the change in unrealized gains and losses on securities available for sale, and the change in additional minimum liability related to pension costs, net of tax.

Employee Benefits. The Bank maintains a non-contributory, qualified, defined benefit pension plan (the “Pension Plan”) that covers substantially all employees who meet certain age and service requirements. The actuarially determined pension benefit in the form of a life annuity is based on the employee’s combined years of service, age and compensation. The Bank’s policy is to fund the minimum amount required by government regulations. Effective January 31, 2008, the Pension Plan was frozen. All benefits eligible participants have accrued in the plan to date have been retained. Employees will not accrue additional benefits in the plan from that date. Employees are eligible to receive these benefits at normal retirement age.
The Bank maintains a defined contribution 401(k) plan and accrues contributions due under this plan as earned by employees. In addition, the Bank maintains a non-qualified Supplemental Executive Retirement Plan for certain members of senior management, a non-qualified Deferred Compensation Plan for directors and certain members of management, and a non-qualified Executive Incentive Retirement Plan for certain members of management, as described more fully in Note 11 to “Notes to Consolidated Financial Statements.”
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
Loss Contingencies. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
Financial Instruments with Off-Balance Sheet Risk. In the ordinary course of business, the Bank has entered into off-balance sheet financial arrangements consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when the transactions are executed.
Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits at banks.
Cash and due from banks includes reserve balances that the Bank is required to maintain with Federal Reserve Banks. The required reserves are based upon deposits outstanding, and were approximately $1.1 million and $1.2 million at December 31, 2008 and 2007, respectively.
Reclassifications. Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements to conform with the 2008 presentation.
NEW ACCOUNTING STANDARDS
Accounting for Uncertainty in Income Taxes (FIN 48). In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” to set out a consistent framework for tax preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No.109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50 percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company adopted FIN 48 as of January 1, 2007. There were no unrecognized tax benefits or penalties at the date of adoption.
The Internal Revenue Service (“IRS”) commenced examinations of the Company’s U.S. Federal income tax returns for 2003, 2004, and 2005 in the first quarter of 2007. The examination related to these returns was completed during the third quarter of 2007. There were no proposed adjustments that had a material impact on the Company’s financial position or results of operations. Interest on adjustments, if any, is included in income tax expense.
Accounting for Defined Benefit Pensions and Other Postretirement Benefits. In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Benefits” (SFAS 158). The Company adopted SFAS 158 as of December 31, 2006. In accordance with this standard, the Company recorded the funded status of each of its defined benefit pension and postretirement plans as an asset or liability on its Consolidated Balance Sheet with a corresponding offset, net of taxes, recorded in Accumulated Other Comprehensive Income (Loss)

within Stockholders’ Equity. During 2008, the Company adopted the provision of SFAS 158 which requires that plan assets and benefit obligations be measured as of the date of an employer’s fiscal year-end statement of financial position. Prior to 2008, the Company had a fiscal year end of December 31st and a measurement date of September 30th. For fiscal year-end 2008, the Company measured the plan assets and benefit obligations at December 31st. The effect of the change was $6 thousand, net of taxes, and is part of the Statement of Changes of Stockholders’ Equity in the Consolidated Financial Statements. Further disclosures regarding the Pension Plan and other postretirement benefits can be found in Note 11 to “Notes to Consolidated Financial Statements.”
Fair Value Measurements (SFAS 157). In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This standard defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 was effective for the Company’s fiscal year beginning January 1, 2008. The Company adopted SFAS No. 157 on January 1, 2008. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
Fair Value Option (SFAS 159). On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. Adoption of SFAS 159 on January 1, 2008, did not have a material impact on the Company’s consolidated financial statements as the Company did not make a fair value election for eligible financial instruments and other items.
FASB Staff Position No.157-3: Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. On October 10, 2008, FASB issued FSP No. 157-3 with the objective of clarifying the application of FASB Statement No. 157: Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Effective immediately, the implementation of FSP No. 157-3 did not have a material impact on the Company’s consolidated financial statements.
2. SECURITIES
The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2008
	(in thousands)
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$17,790	$112	$—	$17,902
States and political subdivisions	34,490	953	(7)	35,436

Total debt securities	$52,280	$1,065	$(7)	$53,338

Mortgage-backed securities:
FNMA	8,060	126	(21)	8,165
FHLMC	7,468	130	(11)	7,587
CMO’s	1,283	—	(134)	1,149

Total mortgage-backed securities	$16,811	256	(166)	16,901

FRB and FHLB Stock	3,565	—	—	3,565

Total	$72,656	$1,321	$(173)	$73,804

Held to Maturity:
Debt securities:
U.S. government agencies	$35	$—	$—	35
States and political subdivisions	1,916	—	—	1,916

Total	$1,951	$—	$—	$1,951

	2007
	(in thousands)
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$14,182	$51	$(44)	$14,189
States and political subdivisions	34,822	838	(2)	35,658

Total debt securities	$49,004	$889	$(46)	$49,847

Mortgage-backed securities:
FNMA	8,190	13	(68)	8,135
FHLMC	7,096	2	(35)	7,063
CMO’s	1,609	—	(22)	1,587

Total mortgage-backed securities	$16,895	15	(125)	16,785

FRB and FHLB Stock	3,512	—	—	3,512

Total	$69,411	$904	$(171)	$70,144

Held to Maturity:
Debt securities:
U.S. government agencies	$35	$—	$—	35
States and political subdivisions	2,231	—	—	2,231

Total	$2,266	$—	$—	$2,266

Available for sale securities with a total fair value of $66.0 million at December 31, 2008 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY. At December 31, 2008, the Company had a total of $48.6 million in borrowed funds with FHLBNY. The Company has placed sufficient collateral in the form of residential real estate loans at FHLBNY. As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock worth $2.7 million as of December 31, 2008.
There are 12 branches of the FHLB, including New York. Several members have warned that they have either breached risk-based capital requirements or that they are close to breaching those requirements. To conserve capital, some FHLB branches are suspending dividends, cutting dividend payments, and not buying back excess FHLB stock that members hold. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.
Systematic weakness in the FHLB could result in impairment of the Company’s FHLB stock.

The scheduled maturities of debt and mortgage-backed securities at December 31, 2008 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	Available for		Held to Maturity
	Sale Securities		Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Due in one year or less	$19,092	$19,134	$198	$198
Due after year one through five years	21,966	22,524	612	612
Due after five years through ten years	20,347	20,955	425	425
Due after ten years	7,686	7,626	716	716

Total	$69,091	$70,239	$1,951	$1,951

Realized gains and losses from $2.8 million, $46.1 million and $2.1 million gross sales and calls of securities for the years ended December 31, 2008, 2007 and 2006, respectively, are summarized as follows:

	2008	2007	2006
	(in thousands)

Gross gains	$12	$14	$140
Gross losses	(2)	(2,313)	—

Net gain (loss)	$10	$(2,299)	$140

Information regarding unrealized losses within the Company’s available for sale securities at December 31st of the respective years is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)		(in thousands)		(in thousands)
Debt securities
U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	1,966	(7)	—	—	1,966	(7)

Total debt securities	$1,966	$(7)	$—	$—	$1,966	$(7)

Mortgage-backed securities
FNMA	$638	$(8)	$1,094	$(13)	$1,732	$(21)
FHLMC	—	—	1,209	(11)	1,209	(11)
CMO’s	—	—	1,142	(134)	1,142	(134)

Total mortgage-backed securities	$638	$(8)	$3,445	$(158)	$4,083	$(166)

Total temporarily impaired Securities	$2,604	$(15)	$3,445	$(158)	$6,049	$(173)

	2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)		(in thousands)		(in thousands)

Debt securities
U.S. government agencies	$—	$—	$7,336	$(44)	$7,336	$(44)
States and political subdivisions	—	—	722	(2)	722	(2)

Total debt securities	$—	$—	$8,058	$(46)	$8,058	$(46)

Mortgage-backed securities
FNMA	$278	$(1)	$5,892	$(67)	$6,170	$(68)
FHLMC	215	(1)	5,702	(34)	5,917	(35)
CMO’s	—	—	1,735	(22)	1,735	(22)

Total mortgage-backed securities	$493	$(2)	$13,329	$(123)	$13,822	$(125)

Total temporarily impaired Securities	$493	$(2)	$21,387	$(169)	$21,880	$(171)

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2008 and 2007 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.
While the Company has not recorded any other-than-temporary impairment charges in 2007 or 2008, gross unrealized losses amount to only 0.2% of the total fair value of the securities portfolio at December 31, 2008, and the gross unrealized position has increased only $2 thousand from 2007 to 2008, it remains possible that the turmoil in the poor economy could negatively impact the securities portfolio in 2009. The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government agencies such as FHLB, FNMA, and FHLMC, and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The stable past performance is not a guarantee for similar performance going forward.
3. LOANS AND LEASES, NET
Major categories of loans and leases at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$66,750	$68,553
Commercial and multi-family	180,388	131,146
Construction	17,814	11,446
Second mortgages	8,918	9,452
Home equity lines of credit	22,347	16,926

Total mortgage loans on real estate	296,217	237,523

Direct financing leases	58,639	45,078
Commercial loans	46,077	34,563
Consumer installment loans	1,831	2,083
Other	4,152	3,983
Net deferred loan and lease origination costs	797	881

	407,713	324,111

Allowance for loan and lease losses	(6,087)	(4,555)

Loans and leases, net	$401,626	$319,556

Other loans include $0.4 million at December 31, 2008 and 2007 of overdrawn deposit accounts classified as loans.

The Bank, in its normal course of business, sells certain residential mortgages which it originates to the Federal National Mortgage Association (“FNMA”). The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon. At December 31, 2008 and 2007, the Company had approximately $26.9 million and $28.4 million, respectively, in unpaid principal balances of loans that it services for FNMA. For the years ended December 31, 2008 and 2007, the Company sold $3.5 million and $2.9 million, respectively, in loans to FNMA and realized gains on those sales of $25 thousand and $12 thousand, respectively. The Company had a related asset of approximately $0.1 million and $0.2 million for the servicing portfolio rights as of December 31, 2008 and 2007, respectively. There was $43 thousand in loans held for sale at December 31, 2008 compared to $50 thousand at December 31, 2007.
Changes in the allowance for loan and lease losses for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(in thousands)
Balance, beginning of year	$4,555	$3,739	$3,211
Provision for loan and lease losses	3,508	1,917	1,128
Recoveries	229	170	198
Loans and leases charged off	(2,205)	(1,271)	(798)

Balance, end of year	$6,087	$4,555	$3,739

Non-accrual loans totaled approximately $3.4 million and $0.6 million at December 31, 2008 and 2007, respectively. The allowance for loan and lease losses related to non-accrual loans was $0.5 million, $0.1 million and $0.2 million at December 31, 2008, 2007 and 2006, respectively. The average recorded investment in these loans during 2008, 2007 and 2006 was approximately $3.2 million; $0.6 million and $1.5 million, respectively. If such loans had been in an accruing status, the Bank would have recorded additional interest income of approximately $341 thousand; $85 thousand and $83 thousand in 2008, 2007 and 2006, respectively. Actual interest recognized on consolidated statements of income on non-accrual loans was $187 thousand, $23 thousand and $41 thousand in 2008, 2007 and 2006, respectively. As of December 31, 2008, there were $144 thousand in loans and leases that were over 90 days and still accruing.
The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2008.
The Bank had $1.9 million in leases that were restructured in a troubled debt restructuring at December 31, 2008. These restructurings were allowed in an effort to maximize the Bank’s ability to collect on leases where borrowers were experiencing financial issues. The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full. If a borrower continues to be delinquent or can not meet the terms of a troubled debt restructuring, the loan or lease will be placed in nonaccrual or charged off. There were no other troubled debt restructurings at December 31, 2008.
The Company maintains an allowance for loan and lease losses in order to capture the probable losses inherent in its loan and lease portfolio. There is a risk that the Company may experience significant loan and lease losses in 2009 and beyond which could exceed the allowance for loan and lease losses. This risk is heightened by the current uncertain and adverse economic conditions. If the Company’s assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs, the Company may have to increase its allowance for loan and lease losses or loan and lease charge-offs which could have a material adverse effect on the Company’s operating results and financial condition. There can be no assurances that the Company’s allowance for loan and lease losses will be adequate to protect the Company against loan and lease losses that it may incur.
As of December 31, 2008 and 2007, the Bank had no other loans which were impaired as defined by SFAS No. 114.

The following lists the components of the net investment in direct financing leases as of December 31:

	2008	2007
	(in thousands)

Direct financing lease payments receivable	$69,153	$54,326
Estimated residual value of leased assets	584	471
Unearned income	(11,098)	(9,719)

Net investment in direct financing leases	$58,639	$45,078

Deferred fees related to direct financing leases were $0.2 million at December 31, 2008 and 2007. The allowance for loan and lease losses allocated to direct financing leases was $2.4 million and $1.4 million at December 31, 2008 and 2007, respectively.
At December 31, 2008, minimum future lease payments to be received are as follows:

Year Ending December 31:
2009	$26,958
2010	20,985
2011	12,551
2012	6,368
2013	2,290
Thereafter	1

$69,153

As of December 31, 2008, there were $47.2 million in loans pledged to FHLBNY to serve as collateral for borrowings.
4. PROPERTIES AND EQUIPMENT
Properties and equipment at December 31 were as follows:

	2008	2007
	(in thousands)

Land	$268	$268
Buildings and improvements	10,524	9,384
Equipment	8,816	7,387
Construction in progress	11	113

	19,619	17,152
Less accumulated depreciation	(9,734)	(8,786)

Properties and equipment, net	$9,885	$8,366

Depreciation expense totaled $950 thousand in 2008, $926 thousand in 2007 and $879 thousand in 2006.
5. OTHER ASSETS
Other assets at December 31 were as follows:

	2008	2007
	(in thousands)

Net deferred tax asset	$2,939	$2,085
Accrued interest receivable	1,796	1,736
Prepaid expenses	504	361
Mortgage servicing rights	108	156
Other	2,579	2,142

Total	$7,926	$6,480

6. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the twelve-month periods ended December 31, 2008 and 2007, by operating segment, are as follows:

	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Balance as of January 1, 2008	$1,945	$8,101	$10,046
Goodwill acquired during the period	—	—	—

Balance as of December 31, 2008	$1,945	$8,101	$10,046

	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Balance as of January 1, 2007	$1,902	$8,101	$10,003
Goodwill acquired during the period	43	—	43

Balance as of December 31, 2007	$1,945	$8,101	$10,046

Information regarding the Company’s other intangible assets at December 31 follows:

	Gross Carrying	Accumulated		Weighted Average
2008	Amount	Amortization	Net	Amortization Period
		(in thousands)

Customer contracts	$631	—	$631	2 years
Non-compete agreements	$738	$(633)	$105	5 years
Insurance expirations	$4,585	(2,421)	2,164	7 years

Total	$5,954	$(3,054)	$2,900	7 years

	Gross Carrying	Accumulated		Weighted Average
2007	Amount	Amortization	Net	Amortization Period
		(in thousands)

Non-compete agreements	$688	$(596)	$92	5 years
Insurance expirations	4,193	(1,778)	2,415	7 years

Total	$4,881	$(2,374)	$2,507	7 years

Amortization expense related to intangibles for the years ended December 31, 2008, 2007 and 2006 were $681 thousand, $641 thousand and $563 thousand, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending
December 31	Amount
(in thousands)

2009	$877
2010	853
2011	486
2012	347
2013	217

7. DEPOSITS
Time deposits, with minimum denominations of $100 thousand each, totaled $56.7 million and $51.1 million at December 31, 2008 and 2007, respectively. There were $0.4 million of overdraft accounts in deposits that have been reclassified to loans as of December 31, 2008.
At December 31, 2008, the scheduled maturities of time deposits are as follows:

(in thousands)
2009	$77,282
2010	28,919
2011	27,751
2012	2,150
2013	357
2014	—

$136,459

8. BORROWED FUNDS AND JUNIOR SUBORDINATED DEBENTURES
Borrowed funds mainly consisted of various advances from the FHLB with interest rates ranging from 0.44% to 3.55%. The FHLB advances are collateralized by certain qualifying assets of $48.9 million at December 31, 2008. The maturities of borrowed funds are as follows:

(in thousands)

2009	$30,695
2010	112
2011	5,068
2012	—
2013	7,000
Thereafter	6,000

Total	$48,875

Short-term borrowings outstanding at December 31, 2008 of $30.7 million consisted of an overnight line of credit with the FHLB and fixed rate advances with FHLB that mature in less than one year. The Bank has the ability to borrow additional funds from the FHLB based on the available securities or residential real estate loans that can be used as collateral, and to purchase additional federal funds through one of the Bank’s correspondent banks.

The amounts and interest rates of short-term borrowings were as follows:

	Federal Funds	Other Short-Term
	Purchased	Borrowings	Total
	(dollars in thousands)
At December 31, 2008
Amount Outstanding	23,590	7,105	30,695
Weighted-average interest rate	0.44%	2.70%	0.96%

For the year ended December 31, 2008
Highest amount at a month-end	44,522	7,105
Daily average amount outstanding	11,984	6,230	18,214
Weighted-average interest rate	2.78%	2.71%	2.75%

At December 31, 2007
Amount Outstanding	33,980	—	33,980
Weighted-average interest rate	3.62%	—	3.62%

For the year ended December 31, 2007
Highest amount at a month-end	33,980	—
Daily average amount outstanding	9,206	—	9,206
Weighted-average interest rate	5.08%	—	5.08%

At December 31, 2006
Amount outstanding	24,753	—	24,753
Weighted-average interest rate	5.33%	—	5.33%

For the year ended December 31, 2006
Highest amount at a month-end	43,178
Daily average amount outstanding	16,718	—	16,718
Weighted-average interest rate	5.03%	—	5.03%
On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 (the “Capital Securities”) classified on the Company’s consolidated balance sheets as Junior Subordinated Debentures. The distribution rate on the Capital Securities of the Trust adjusts quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and was 4.81% at December 31, 2008.
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
The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trust to purchase $11.3 million aggregate liquidation amount of floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of the Company, due October 1, 2037, comprised of $11.0 million of capital securities and $330 thousand of common securities. The $330 thousand of common securities represent the initial capital contribution of the Company to the Trust, which, in accordance with the provision of FIN 46R “Consolidation of Variable Interest Entities,” has not been consolidated and is included in “Other Assets” on the consolidated balance sheet.
The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust. The interest rate payable on the Junior Subordinated Debentures was 4.81% at December 31, 2008.
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
9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Bank enters into agreements with depositors to sell to the depositors securities owned by the Bank and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The depositor is informed the securities are held in safekeeping by the Bank on behalf of the depositor. The Bank had $6.3 million and $3.8 million in securities sold under agreement to repurchase at December 31, 2008 and 2007, respectively.
10. COMPREHENSIVE (LOSS) INCOME
The following tables display the components of other comprehensive (loss) income:

	2008
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)

Unrealized gains on investment securities:
Unrealized holding gains during period	$425	$(165)	$260
Less: reclassification adjustment for gains realized in net income	10	(4)	6

Net unrealized gain	415	(161)	254

Increase in additional minimum pension liability and effect of pension curtailment	(1,321)	514	(807)

Net other comprehensive (loss) income	$(906)	$353	$(553)

	2007
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)

Unrealized gains on investment securities:
Unrealized holding gains during period	$380	$(123)	$256
Less: reclassification adjustment for losses realized in net income	(2,299)	920	(1,379)

Net unrealized gain	2,679	(1,043)	1,636

Decrease in additional minimum pension liability	495	(198)	297

Net other comprehensive income	$3,174	$(1,241)	$1,933

	2006
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)

Unrealized gains on investment securities:
Unrealized holding gains during period	$284	$(112)	$172
Less: reclassification adjustment for gains realized in net income	140	(56)	84

Net unrealized gain	144	(56)	88

Decrease in additional minimum pension liability	140	(56)	84

Net other comprehensive income	$284	$(112)	$172

11. EMPLOYEE BENEFITS AND DEFERRED COMPENSATION PLANS
Employees’ Pension Plan
The Bank has a defined benefit pension plan covering substantially all employees. The Pension Plan provides benefits that are based on the employees’ compensation and years of service. The Bank uses an actuarial method of amortizing prior service cost and unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortization method the Bank is using recognizes the prior service cost and net gains or losses over the average remaining service period of active employees which exceeds the required amortization. The Pension Plan was frozen effective January 31, 2008. The freezing of the Pension Plan was considered a curtailment, which resulted in the elimination of the unrecognized prior service cost and the unrecognized net loss. The elimination of those two components resulted in a $328 thousand gain on curtailment. Under the freeze, eligible employees will receive the benefits already earned through January 31, 2008 at retirement, but will not be able to accrue any additional benefits. As a result, service cost will no longer be incurred.

Selected Financial Information for the Pension Plan is as follows:

	(15 months ended)	(12 months ended)
	12/31/2008	9/30/2007
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,230	$4,026
Service cost	—	361
Interest cost	292	244
Effect of curtailment	(712)	—
Assumption change	203	(415)
Actuarial loss	47	235
Benefits paid	(431)	(221)

Benefit obligations at end of year	3,629	4,230

Change in plan assets:
Fair value of plan assets at beginning of year	3,886	3,175
Actual return on plan assets	(1,151)	450
Employer contributions	—	482
Benefits paid	(431)	(221)

Fair value of plan assets at end of year	2,304	3,886

Funded status	(1,325)	(344)

Amount recognized in the Consolidated Balance Sheets consists of:
Accrued benefit liabilities	(1,325)	(344)

Amount recognized in Accumulated
Other Comprehensive loss consist of:
Net actuarial loss	1,401	124
Prior service cost	—	(109)

Net amount recognized in equity — pre-tax	$1,401	$15

Net amount recognized on Consolidated Balance Sheets	76	(329)

Accumulated benefit obligation at year end	$3,629	$3,282

Valuations of the Pension Plan as shown above were conducted as of December 31, 2008 and September 30, 2007 (the measurement date). In accordance with SFAS 158, in 2008 the Bank transitioned its measurement date from September 30th to December 31st. Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2008	2007	2006

Discount rate for projected benefit obligation	6.01%	6.35%	5.75%
Discounted rate for net periodic pension cost	6.35%	5.75%	5.50%
Rate of increase in compensation levels	—%	4.75%	4.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

The components of net periodic benefit cost consisted of the following:

	(15 mo. ended)	(12 mo. ended)	(12 mo. ended)
	12/31/08	9/30/2007	9/30/2006
	(in thousands)
Service cost	$—	$361	$325
Interest cost	292	244	202
Expected return on plan assets	(364)	(250)	(234)
Net amortization and deferral	(5)	12	12

Net periodic benefit cost	$(77)	$367	$305

As noted above, the Bank transitioned its measurement date from September 30th to December 31st in 2008. The amount of the net periodic benefit cost that was incurred in the fiscal year 2008 is reflected in the income statement. The after-tax amount incurred in the stub period of October 1, 2007-December 31, 2007 runs through retained earnings. The total of the 15 month period is shown in the table above. The components of the 15 month period are shown in the table below:

	(3 mo. ended)	(12 mo. ended)	(15 mo. ended)
	12/31/07	12/31/2008	12/31/08
	(in thousands)
Service cost	$—	$—	$—
Interest cost	66	226	292
Expected return on plan assets	(73)	(291)	(364)
Net amortization and deferral	(4)	(1)	(5)

Net periodic benefit cost	$(11)	$(66)	$(77)

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic cost in 2009 for amortization of actuarial loss will be $56 thousand.
The expected long-term rate of return on Pension Plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on plan targeted asset allocation. Equity and fixed income securities were assumed to earn returns in the ranges of 5.5% to 12.5% and 4.5% to 6.0%, respectively. When these overall return expectations are applied to the Pension Plan’s targeted allocation, the expected rate of return is determined to be 7.50%, which is approximately the mid-point of the range of expected return. The weighted average asset allocation of the Pension Plan at December 31, 2008 and September 30, 2007, the Pension Plan measurement date, was as follows:

	2008	2007
Asset category:
Equity mutual funds	56.0%	65.6%
Fixed income security mutual funds	44.0%	34.4%

	100.0%	100.0%

The Company’s targeted long-term asset allocation on average will approximate 60%-70% with equity managers and 30%-40% with fixed income managers. This allocation is consistent with the Company’s goal of diversifying the Pension Plan assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements. The Company’s management regularly reviews the Pension Plan’s actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. After the downturn in the equities market in 2008, the allocation moved out of the normal long-term range. Given the turmoil in the equity markets, management will wait until it is prudent to recalibrate the allocation to the normal range. The Company’s management believes that 7.50% is a reasonable long-term rate of return on the Pension Plan’s Qualified Plan assets. The Company’s management will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary. The Company did not have a required minimum contribution to the Pension Plan for the 2008 plan year.

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis decreased from 6.35% at September 30, 2007 to 6.01% at December 31, 2008 (or the measurement date) for the Company’s Pension Plan.
Expected benefit payments under the Pension Plan over the next ten years at December 31, 2008 are as follows:

(in thousands)
2009	$115
2010	134
2011	160
2012	179
2013	197
Years 2014-2018	1,113
Supplemental Executive Retirement Plan
The Bank also maintains a non-qualified supplemental executive retirement plan (the “SERP”) covering certain members of the Company’s senior management. The SERP was amended during 2003 to provide a benefit based on a percentage of final average earnings, as opposed to the fixed benefit that the superceded plan provided for. The obligations related to the SERP are indirectly funded by various life insurance contracts naming the Bank as beneficiary. The Bank has also indirectly funded the SERP, as well as other benefits provided to other employees through bank-owned life insurance. The Bank uses an actuarial method of amortizing unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortization method the Bank is using recognizes the net gains or losses over the average remaining service period of active employees, which exceeds the required amortization.
Selected financial information for the SERP is as follows:

	2008	2007
	(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$2,835	$2,828
Service cost	59	56
Interest cost	174	164
Actuarial loss	—	(20)
Benefits paid	(193)	(193)

Benefit obligations at end of year	2,875	2,835

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Contributions to the plan	193	193
Benefits paid	(193)	(193)

Fair value of plan assets at end of year	—	—

Funded status	(2,875)	(2,835)

Amounts recognized in the Consolidated Balance Sheet consists of:
Accrued benefit liability	(2,875)	(2,835)

Amount recognized in Accumulated other Comprehensive loss consist of:
Net actuarial loss	367	386
Prior service cost	261	317

Net amount recognized in equity — pre-tax	628	703

Net amount recognized on Consolidated Balance Sheets	(2,247)	(2,132)

Accumulated benefit obligation at year end	$2,606	$2,520

Valuations of the SERP liability, as shown above, were conducted as of December 31, 2008 and 2007. Assumptions used by the Bank in both years in the determination of SERP information consisted of the following:

	2008	2007	2006

Discount rate for projected benefit obligation	6.43%	6.25%	5.75%
Discount rate for net periodic pension cost	6.25%	5.75%	5.50%
Salary scale	5.00%	5.00%	5.00%
The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has increased from 6.25% at December 31, 2007 to 6.43% at December 31, 2008 (or the measurement date) for the SERP.
The components of net periodic benefit cost consisted of the following:

	2008	2007	2006
	(in thousands)

Service cost	$59	$56	$117
Interest cost	174	164	151
Net amortization and deferral	75	84	82

Net periodic benefit cost	$308	$304	$350

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2009 for prior service costs and actuarial loss will be $56 thousand and $13 thousand, respectively.
Expected benefit payments under the SERP over the next ten years at December 31, 2008 were as follows:

(in thousands)
2009	$193
2010	193
2011	285
2012	285
2013	285
2014-2018	1,426
Other Compensation Plans
The Company also maintains a non-qualified deferred compensation plan for certain directors. Expenses under this plan were approximately $51 thousand in 2008, $51 thousand in 2007 and $55 thousand in 2006. The estimated present value of the benefit obligation included in other liabilities was $0.6 million and $0.8 million at December 31, 2008 and 2007, respectively. This obligation is indirectly funded by life insurance contracts naming the Bank as beneficiary. The increase in cash surrender value is included in other non-interest income on the Consolidated Statements of Income.
The Company has a non-qualified deferred compensation plan whereby certain directors and certain officers may defer a portion of their base pre-tax compensation. Additionally, the Company has a non-qualified executive incentive retirement plan, whereby the Company defers on behalf of certain officers a portion of their base compensation, as well as an incentive award based upon Company performance, until retirement or termination of service, subject to certain vesting arrangements. Expense under these plans was approximately $163 thousand in 2008, $138 thousand in 2007 and $96 thousand in 2006. The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $1.5 million and $1.1 million at December 31, 2008 and 2007, respectively.
These benefit plans are indirectly funded by bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $11.7 million and $10.8 million at December 31, 2008 and 2007, respectively. Increases in cash surrender value are included in other non-interest income on the Company’s Consolidated Statements of Income. Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries during employment.

The Bank also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements. The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit. Employees receive a 100% match from the Bank on contributions up to 4% of base salary, and a 50% match on contributions greater than 4% of base salary, up to 8% of salary. Employees vest in employer contributions over six years. The employer contributions were increased in 2008 after the Bank froze the Pension Plan. Previously, the Bank contributed 1% of an employee’s salary, regardless of employee contributions, and 25% of an employee’s contribution up to 4% of base salary, with employees vesting immediately in employer contributions. The Company’s expense under the 401(k) Plan was approximately $237 thousand, $89 thousand and $84 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.
12. STOCK-BASED COMPENSATION
At December 31, 2008, the Company had two stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with SFAS No.123(R). The compensation cost charged against income for those plans was $120 thousand, $131 thousand, and $93 thousand for 2008, 2007, and 2006, respectively, included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income. All stock option expense is recorded on a straight-line basis over the expected vesting term. In addition, expense for director options was recognized to reflect $27 thousand, $0, and $0 in 2008, 2007 and 2006, respectively, as part of “Other” expense in the Company’s Consolidated Statements of Income. There was a tax benefit for the directors’ options of $11 thousand for 2008. The net compensation cost recorded for the directors’ options was $16 thousand for 2008.
Fixed Stock Option Plan
Under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan, as amended (the “Option Plan”), the Company may grant options or restricted stock to officers, directors and key employees for up to 289,406 shares of common stock (as adjusted for stock dividends). Under the Option Plan, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. If available, the Company normally issues shares out of its treasury for any options exercised. The options have vesting schedules from 6 months through 10 years. At December 31, 2008, there were a total of 159,440 shares available for grant under the Option Plan.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008; dividend yield of 4.76%; expected volatility (based on historical data) of 15.58%; risk-free interest rate of 4.15%; and expected life of 10. The weighted average fair value of options granted during the year was $2.16 per share in 2008. The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grant made in 2008. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options’ expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends, and the expectation of paying dividends in the foreseeable future. No options were granted in 2007 or 2006. Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $114 thousand.
Stock options activity for 2008 was as follows:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	contractual Term	Intrinsic
	Options	Exercise Price	(years)	Value
Balance, December 31, 2007	73,407	$21.39
Granted	49,700	15.56
Exercised	—	—
Expired	(2,260)	20.73
Forfeited	(1,051)	21.88

Balance, December 31, 2008	119,796	$18.98	6.94	$0

Exercisable, December 31, 2008	52,441	$20.31	5.57	$0

In 2007, there were 2,500 restricted shares granted under the Plan. A summary of the status of the Company’s restricted shares as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

		Weighted-Average
		Grant Date Fair
	Shares	Value
Balance, December 31, 2007	2,500	$19.77
Granted	—
Vested	(2,500)	$19.77
Forfeited	—	—
Balance, December 31, 2008	—	—
As of December 31, 2008, there was no unrecognized compensation cost related to restricted share-based compensation arrangements granted under the plan.
During fiscal years 2008, 2007 and 2006, the following activity occurred under the Company’s plans:

(in thousands)	2008	2007	2006

Total intrinsic value of stock options exercised	$—	$—	$—
Total fair value of stock awards vested	$84	$5	$18
Employee Stock Purchase Plan
The Company also maintains the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2008, there were 53,815 shares of common stock available to issue to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. The Company grants options on January 1 and July 1 of each year during the term of the Purchase Plan. The purchase price of the stock is 85% of the lower of its price on the grant date or the exercise date. During fiscal 2008, approximately 52% of eligible employees participated in the Purchase Plan. Under the Purchase Plan, the Company issued 14,037 and 11,137 shares to employees in 2008 and 2007, respectively. Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2008, 2007 and 2006, respectively: dividend yield of 4.63%, 3.46% and 3.08%; expected life of six months; expected volatility of 23.30%, 15.13% and 20.84%; risk-free interest rates of 3.69%, 5.06% and 4.73%. The weighed average fair value of those purchase rights granted in 2008, 2007 and 2006 was $4.52, $5.68 and $6.23 per share, respectively. The compensation cost that has been charged against income for the Purchase Plan was $63 thousand for 2008, 2007 and 2006, respectively.
13. INCOME TAXES
The components of the provision for income taxes were as follows:

	2008	2007	2006
	(in thousands)

Current tax expense	$2,789	$1,195	$2,134
Deferred tax benefit	(700)	(144)	(291)

Net provision	$2,089	$1,051	$1,843

The Company’s provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)

Tax provision at statutory rate	$2,379	34%	$1,502	34%	$2,301	34%
Decrease in taxes resulting from:
Tax-exempt income	(499)	(7)	(538)	(12)	(602)	(9)
Tax-exempt insurance proceeds	—	—	—	—	—	—
State taxes, net of federal benefit	183	3	92	2	162	3
Other items, net	26	—	(5)	—	(18)	(1)

Provision for income taxes	$2,089	30%	$1,051	24%	$1,843	27%

At December 31, 2008 and 2007 the components of the net deferred tax asset were as follows:

	2008	2007
	(in thousands)

Deferred tax assets:
Pension premiums	$1,637	$1,204
Allowance for loan and lease losses	2,236	1,644
Non accrued interest	132	—
Deferred compensation	853	748
Stock options granted	93	82
Leases	97	80

Gross deferred tax assets	$5,048	$3,758

Deferred tax liabilities:
Depreciation and amortization	$1,148	$849
Prepaid expenses	475	480
Net unrealized gains on securities	444	284
Mortgage servicing asset	42	60

Gross deferred tax liabilities	$2,109	$1,673

Net deferred tax asset	$2,939	$2,085

The net deferred tax asset at December 31, 2008 and 2007 is included in “other assets” in the Company’s consolidated balance sheets.
In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2008.
14. RELATED PARTY TRANSACTIONS
The Bank has entered into loan transactions with certain directors, significant shareholders and their affiliates (related parties) in the ordinary course of its business. The aggregate amount of loans to such related parties on December 31, 2008 and 2007 was $5.7 million and $5.6 million, respectively. During 2008, there were $3.1 million of advances and new loans to such related parties, and repayments amounted to $3.0 million. Terms of these loans have prevailing market pricing that would be offered to a similar customer base.

15. CONTINGENT LIABILITIES AND COMMITMENTS
The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at December 31, 2008 and 2007 is as follows:

	2008	2007
	(in thousands)

Commitments to extend credit	$87,320	$63,319
Standby letters of credit	2,807	2,623

Total	$90,127	$65,942

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
The Company has entered into contracts with third parties, which contracts include indemnification clauses. Examples of such contracts include contracts with third party service providers, brokers and dealers, correspondent banks, and purchasers of residential mortgages. Additionally, the Company has bylaws, policies and agreements under which it agrees to indemnify its officers and directors from liability for certain events or occurrences while the directors or officers are, or were, serving at the Company’s request in such capacities. The Company indemnifies its officers and directors to the fullest extent allowed by law. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited, but would be affected by all relevant defenses to such claims, as well as directors’ and officers’ liability insurance maintained by the Company. Due to the nature of these indemnification provisions, it is not possible to quantify the aggregate exposure to the Company resulting from them.
The Company leases certain offices, land and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $546 thousand in 2009; $421 thousand in 2010; $404 thousand in 2011; $418 thousand in 2012; $419 thousand in 2013; and $4.6 million thereafter. The rental expense under operating leases contained in the Company’s Consolidated Statements of Income included $664 thousand, $597 thousand and $528 thousand in 2008, 2007 and 2006, respectively.
16. CONCENTRATIONS OF CREDIT
All of the Bank’s loans (except leases), commitments and standby letters of credit have been granted to customers in the Bank’s primary market area, which is Western New York. Investments in state and municipal securities also involve governmental entities within the Bank’s primary market area. The concentrations of credit by type of loan are set forth in Note 3 to these Consolidated Financial Statements, “Loans and Leases, Net.” The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of policy, does not extend credit to any single borrower or group in excess of 15% of capital.
17. SEGMENT INFORMATION
The Company is comprised of two primary business segments: banking and insurance agency activities. The reportable segments are separately managed and their performance is evaluated based on net income. The banking business segment includes both commercial and consumer banking services, including a wide array of lending and depository services. The banking business segment also includes direct financing leasing of commercial small-ticket general business equipment. The insurance agency segment includes the activities of selling various premium-based insurance policies on a commission basis, including business and personal insurance, surety bonds, risk management, life, disability and long-term care coverage, as well as providing claims adjusting services to various insurance companies and offering non-deposit investment products, such as annuities and mutual funds. All sources of segment specific revenues and expenses attributed to management’s definition of net income. Revenues from transactions between the two segments are not significant. The accounting policies of the segments are the same as those described in Note 1 of these “Notes to Consolidated Financial Statements.”

The following table sets forth information regarding these segments for the years ended December 31, 2008, 2007 and 2006.

	2008
	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)

Net interest income (expense)	$19,555	$(287)	19,268
Provision for loan and lease losses	3,508	—	3,508

Net interest income (expense) after provision for loan and lease losses	16,047	(287)	15,760

Non-interest income	4,800	—	4,800
Insurance services and fees	—	6,867	6,867
Net gain on sales and calls of securities	10	—	10
Non-interest expense	15,147	5,293	20,440

Income before income taxes	5,710	1,287	6,997
Income taxes	1,591	498	2,089

Net income	$4,119	$789	$4,908

	2007
	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)

Net interest income (expense)	$17,118	$(443)	16,675
Provision for loan and lease losses	1,917	—	1,917

Net interest income (expense) after provision for loan and lease losses	15,201	(443)	14,758
Non-interest income	4,593	—	4,593
Insurance services and fees	—	6,549	6,549
Net loss on sales and calls of securities	(2,299)	—	(2,299)
Non-interest expense	14,496	4,686	19,182

Income before income taxes	2,999	1,420	4,419
Income taxes	483	568	1,051

Net income	$2,516	$852	$3,368

	2006
	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)

Net interest income (expense)	$15,321	$(474)	14,847
Provision for loan and lease losses	1,128	—	1,128

Net interest income (expense) after provision for loan and lease losses	14,193	(474)	13,719

Non-interest income	4,167	—	4,167
Insurance services and fees	—	6,466	6,466
Net gain on sales and calls of securities	140	—	140
Non-interest expense	13,154	4,574	17,728

Income before income taxes	5,346	1,418	6,764
Income taxes	1,276	567	1,843

Net income	$4,070	$851	$4,921

	December 31, 2008	December 31, 2007
	(in thousands)
Identifiable Assets, Net

Banking activities	$516,428	$430,184
Insurance agency activities	12,546	12,545

Consolidated Total Assets	$528,974	$442,729

18. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of January 1, 2008, the Company adopted on a prospective basis certain required provisions of SFAS No. 157, Fair Value Measurements, as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. In October 2008, the FASB issued SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. SFAS 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

There are three levels of inputs to fair value measurements:
•	Level 1, meaning the use of quoted prices for identical instruments in active markets;
•	Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and
•	Level 3, meaning the use of unobservable inputs.
Observable market data should be used when available.
At December 31, 2008 and 2007, the estimated fair values of the Company’s financial instruments were as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$9,151	$9,151	$12,604	$12,604

Securities	$75,755	$75,755	$72,410	$72,410

Loans and leases, net	$401,626	$414,381	$319,556	$320,009

Financial liabilities:
Deposits	$403,953	$406,482	$325,829	$327,009

Borrowed funds and securities sold under agreements to repurchase	$55,182	$55,449	$51,906	$51,555

Junior Subordinated Debentures	$11,330	$11,330	$11,330	$11,330

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
Cash and Cash Equivalents. For these short-term instruments, the carrying amount is a reasonable estimate of fair value. “Cash and Cash Equivalents” includes interest-bearing deposits at other banks.
Securities. Fair values for securities are determined using independent pricing services and market-participating brokers. The pricing service and brokers use a variety of techniques to arrive at fair value including market maker bids, quotes, and pricing models. Inputs to their pricing models include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. Management obtains a single market quote or price estimate for each security. These are considered Level 2 inputs under SFAS 157.
The Company holds certain municipal bonds as held-to-maturity. These bonds are generally small in dollar amount and only with certain local municipalities within the Company’s market area. The original terms are negotiated directly and on a one-on-one basis. These bonds are not traded on the open market and management intends to hold the bonds to maturity. The fair value is calculated by discounting the cash flows at current interest rates as no market quotes are available.
Loans Receivable. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, net of the appropriate portion of the allowance for loan losses. For variable rate loans, the carrying amount is a reasonable estimate of fair value.
Deposits. The fair value of demand deposits, NOW accounts, muni-vest accounts and regular savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.
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
Commitments to extend credit and standby letters of credit. As described in Note 15 to these Consolidated Financial Statements “Contingent Liabilities and Commitments,” the Company was a party to financial instruments with off-

balance sheet risk at December 31, 2008 and 2007. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 2008 and 2007 approximates the recorded amounts of the related fees, which are not considered material.
The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments disclosed in the previous table which are measured at fair value on a recurring basis at December 31, 2008:

	Level 1	Level 2	Level 3	Total value
Securities available for sale	$—	$73,804	$—	$73,804
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). For the Company, these include impaired loans, loans held for sale, other real estate owned, and intangible assets.
19. REGULATORY MATTERS
The Company is subject to the dividend restrictions set forth by the FRB and the OCC. Under such restrictions, the Company may not, without the prior approval of the FRB and the OCC, declare dividends in excess of the sum of the current year’s earnings (as defined in FRB regulations) plus the retained earnings (as defined in FRB regulations) from the prior two years.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations). Management believes as of December 31, 2008 and 2007, that the Company and the Bank met all capital adequacy requirements to which it is subject.
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
The Company’s and the Bank’s actual capital amounts and ratios were as follows:

	2008
	(dollars in thousands)
							Minimum to be Well
							Capitalized Under
					Minimum for Capital		Prompt Corrective
	Company		Bank		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$50,139	11.8%	$48,726	11.5%	$33,921	8.0%	$42,401	10.0%

Tier I Capital (to Risk Weighted Assets)	$44,829	10.6%	$43,436	10.3%	$16,961	4.0%	$25,441	6.0%

Tier I Capital (to Average Assets)	$44,829	9.0%	$43,436	8.8%	$19,885	4.0%	$24,856	5.0%

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

Dividends are paid as declared by the Board of Directors. The Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment and only from unrestricted and unreserved earned surplus and under some circumstances capital surplus. The Bank’s dividend restrictions apply indirectly to the Company since cash available for dividend distribution will initially come from dividends paid to the Company by the Bank.
Dividends may be paid by the Bank only if it would not impair the Bank’s capital structure, if the Bank’s surplus is at least equal to its common capital and if the dividends declared in any year do not exceed the total of net profits in that year combined with undivided profits of the preceding two years less any required transfers to surplus, and if no losses have been sustained equal to or exceeding its undivided profits.
In addition, federal regulators have the ability to restrict dividend payments. If the Bank or the Company approaches well-capitalized or minimum capital adequacy levels, regulators could restrict or forbid dividend payments.
20. PARENT COMPANY ONLY FINANCIAL INFORMATION
Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:
CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands)

ASSETS

Cash	$612	$530
Other equity securities	330	330
Investment in subsidiaries	56,324	53,783

Total assets	$57,266	$54,643

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Junior subordinated debentures	$11,330	$11,330
Other liabilities	17	10

Total liabilities	11,347	11,340

STOCKHOLDERS’ EQUITY

Total Stockholders’ Equity	$45,919	$43,303

Total liabilities and stockholders’ equity	$57,266	$54,643

CONDENSED STATEMENTS OF INCOME

	December 31,
	2008	2007	2006
	(in thousands)

Dividends from subsidiaries	$4,000	$4,205	$3,600
Expenses	(1,508)	(1,429)	(1,144)

Income before equity in undistributed earnings of subsidiaries	2,492	2,776	2,456

Equity in undistributed earnings of subsidiaries	2,416	592	2,465

Net income	$4,908	$3,368	$4,921

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2008	2007	2006
	(in thousands)
Operating Activities:
Net income	$4,908	$3,368	$4,921
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(2,416)	(592)	(2,465)

Net cash provided by operating activities	2,492	2,776	2,456

Investing Activities:
Net cash provided by investing activities	—	—	—

Financing Activities:
Cash dividends paid, net	(2,147)	(1,952)	(1,855)
Purchase of Treasury stock	(263)	(385)	(565)

Net cash provided by financing activities	(2,410)	(2,337)	(2,420)

Net increase in cash	82	439	36

Cash beginning of year	530	91	55

Cash ending of year	612	$530	$91

21. QUARTERLY FINANCIAL DATA — UNAUDITED

(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

2008
Interest income	$7,471	$7,634	$7,149	$6,897
Interest expense	2,525	2,500	2,319	2,539

Net interest income	4,946	5,134	4,830	4,358
Net income	505	1,425	1,385	1,593
Earnings per share basic	0.18	0.52	0.50	0.58
Earnings per share diluted	0.18	0.52	0.50	0.58

2007
Interest income	$7,201	$7,094	$7,400	$7,142
Interest expense	2,828	2,856	3,206	3,272

Net interest income	4,373	4,238	4,194	3,870
Net income	805	1,415	(139)	1,287
Earnings per share basic	0.29	0.52	(0.05)	0.47
Earnings per share diluted	0.29	0.52	(0.05)	0.47

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.
Item 9A. CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2008 (the end of the period covered by this Annual Report on Form 10-K) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)	Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control Over Financial Reporting appears at “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.
(c)	Attestation Report of the Independent Registered Public Accounting Firm. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” at page 51, “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.
(d)	Changes in Internal Control Over Financial Reporting. No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
Not Applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated herein by reference to the material under the caption, “Information Regarding Directors, Director Nominees and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and to the discussion of director nominees and the Audit Committee under the caption “Board of Director Committees” in the Company’s definitive proxy statement relating to its 2008 annual meeting of shareholders to be held on April 23, 2009 (the “Proxy Statement”).
Item 11. EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to the material under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.
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
The information called for by this item as to beneficial ownership is incorporated herein by reference to the material under the caption “Security Ownership of Management and Certain Beneficial Owners “ in the Proxy Statement.
Equity Compensation Plans. All equity compensation plans maintained by the Company were approved by the Company’s shareholders. Shown below is certain information as of December 31, 2008 concerning the shares of the Company’s common stock that may be issued under existing equity compensation plans.

Equity Compensation Plan Information
	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options	outstanding options	under the plans
Equity Comensation Plan Approved by Security Holders	(#)	($)	(#) (1)
Evans Bancorp, Inc. 1999 Employee Stock Option and	119,796	18.98	159,440
Long-Term Incentive Plan Evans Bancorp, Inc. Employee Stock Purchase Plan	—	—	53,815

(1)	This column excludes shares reflected under the column “Number of Securities to be issued upon exercise of outstanding options.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to the material under the captions “Information Regarding Directors, Director Nominees and Executive Officers” and “Transactions with Related Persons” in the Proxy Statement.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is incorporated herein by reference to the material under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report on Form 10-K:
1.	Financial statements: The following audited consolidated financial statements and notes thereto and the material under the caption “Reports of Independent Registered Public Accounting Firm” on pages 51 and 52 in Part II, Item 8 of this Annual Report on Form 10-K are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (internal control over financial reporting)

Report of Independent Registered Public Accounting Firm (consolidated financial statements)

Consolidated Balance Sheets — December 31, 2008 and 2007

Consolidated Statements of Income — Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flow — Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements
2.	All other financial statement schedules are omitted because they are not applicable or the required information is included in the Company’s Consolidated Financial Statements or Notes thereto included in Part II, Item 8. of this Annual Report on Form 10-K.
3. Exhibits

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3a of the Company’s Registration Statement on Form S-4 (Registration No. 33-25321), as filed on November 7, 1988).
3.1.1	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 1997, as filed on May 14, 1997).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2.1 of the Company’s Current Report on Form 8-K filed on December 26, 2007).
4.1	Indenture between the Company, as Issuer, and Wilmington Trust Company, as Trustee, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).
4.2	Form of Floating Rate Junior Subordinated Debt Security due 2034 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).
4.3	Amended and Restated Declaration of Trust of Evans Capital Trust I, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).
4.4	Guarantee Agreement of the Company, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).
10.1	Evans Bancorp Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (Registration No. 333-106655, as filed on June 30, 2003).
10.2	Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).
10.3	Evans Bancorp, Inc. Dividend Reinvestment Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-3D (Registration No. 333-123678, as filed on March 30, 2005).
10.4*	Employment Agreement between Evans National Bank and William R. Glass (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the fiscal year ended December 31, 1997, as filed on March 30, 1998).
10.5*	Specimen 1984 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).
10.6*	Specimen 1989 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).

Exhibit No.	Exhibit Description
10.7*	Summary of Provisions of Director Deferred Compensation Agreements (incorporated by reference to Exhibit 10.7 of the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).
10.8*	Employment Agreement between ENB Insurance Agency, Inc. and Robert Miller (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed on February 26, 2007).
10.9*	Amendment to Annual Bonus Formula for Robert Miller (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed on February 25, 2008).
10.10*	Employment Agreement among Evans Bancorp, Inc., Evans National Bank and David J. Nasca dated as of December 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 7, 2006).
10.11*	Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).
10.12*	First Amendment to the Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).
10.13*	Evans National Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).
10.14*	Evans National Bank Deferred Compensation Plan for Officers and Directors (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).
10.15*	Form of Supplemental Executive Retirement Participatory Agreement incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).
10.16*	Form of Deferred Compensation Participatory Agreement incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).
10.17*	Form of Executive Life Insurance Split-Dollar Endorsement Participatory Agreement incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).
10.18*	Employment Agreement between Evans National Bank and Gary A. Kajtoch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed on April 23, 2007).
10.19*	Restricted Stock Agreement between Evans Bancorp, Inc. and David J. Nasca (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed on April 23, 2007).
10.20*	Letter Agreement Regarding Insurance Coverage for James Tilley (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).
10.21*	Summary of Compensation Arrangements of Certain Officers and Directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 2008, as filed on May 14, 2008).
10.22*	Summary of Evans Excels Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 2008, as filed on August 13, 2008).
21.1	Subsidiaries of the Company (filed herewith).
23.1	Independent Registered Public Accounting Firm’s Consent from KPMG LLP (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title18, United States Code, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title18, United States Code, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized:

EVANS BANCORP, INC.
By:	/s/ David J. Nasca
David J. Nasca,
President and Chief Executive Officer Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Nasca David J. Nasca	President and Chief Executive Officer/Director (Principal Executive Officer)	March 16, 2009

/s/ Gary A. Kajtoch Gary A. Kajtoch	Treasurer (Principal Financial Officer)	March 16, 2009

/s/ John B. Connerton John B. Connerton	Principal Accounting Officer	March 16, 2009

/s/ Phillip Brothman Phillip Brothman	Chairman of the Board/Director	March 16, 2009

/s/ John R. O’Brien John R. O’Brien	Vice Chairman of the Board/Director	March 16, 2009

/s/ James E. Biddle, Jr. James E. Biddle, Jr.	Director	March 16, 2009

/s/ Kenneth C. Kirst Kenneth C. Kirst	Director	March 16, 2009

/s/ Mary Catherine Militello Mary Catherine Militello	Director	March 16, 2009

/s/ Robert G. Miller, Jr. Robert G. Miller, Jr.	Director	March 16, 2009

/s/ David M. Taylor David M. Taylor	Director	March 16, 2009

/s/ James Tilley James Tilley	Director	March 16, 2009

/s/ Nancy W. Ware Nancy W. Ware	Director	March 16, 2009

/s/ Thomas H. Waring, Jr. Thomas H. Waring, Jr.	Director	March 16, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3a of the Company’s Registration Statement on Form S-4 (Registration No. 33-25321), as filed on November 7, 1988).
3.1.1	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 1997, as filed on May 14, 1997).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2.1 of the Company’s Current Report on Form 8-K filed on December 26, 2007).
4.1	Indenture between the Company, as Issuer, and Wilmington Trust Company, as Trustee, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).
4.2	Form of Floating Rate Junior Subordinated Debt Security due 2034 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).
4.3	Amended and Restated Declaration of Trust of Evans Capital Trust I, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).
4.4	Guarantee Agreement of the Company, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).
10.1	Evans Bancorp Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (Registration No. 333-106655, as filed on June 30, 2003).
10.2	Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 of the Company’s Registration Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).
10.3	Evans Bancorp, Inc. Dividend Reinvestment Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-3D (Registration No. 333-123678, as filed on March 30, 2005).
10.4*	Employment Agreement between Evans National Bank and William R. Glass (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the fiscal year ended December 31, 1997, as filed on March 30, 1998).
10.5*	Specimen 1984 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).
10.6*	Specimen 1989 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).
10.7*	Summary of Provisions of Director Deferred Compensation Agreements (incorporated by reference to Exhibit 10.7 of the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).
10.8*	Employment Agreement between ENB Insurance Agency, Inc. and Robert Miller (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed on February 26, 2007).
10.9*	Amendment to Annual Bonus Formula for Robert Miller (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed on February 25, 2008).
10.10*	Employment Agreement among Evans Bancorp, Inc., Evans National Bank and David J. Nasca dated as of December 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 7, 2006).
10.11*	Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).
10.12*	First Amendment to the Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).
10.13*	Evans National Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

Exhibit No.	Exhibit Description
10.14*	Evans National Bank Deferred Compensation Plan for Officers and Directors (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).
10.15*	Form of Supplemental Executive Retirement Participatory Agreement incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).
10.16*	Form of Deferred Compensation Participatory Agreement incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).
10.17*	Form of Executive Life Insurance Split-Dollar Endorsement Participatory Agreement incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).
10.18*	Employment Agreement between Evans National Bank and Gary A. Kajtoch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed on April 23, 2007).
10.19*	Restricted Stock Agreement between Evans Bancorp, Inc. and David J. Nasca (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed on April 23, 2007).
10.20*	Letter Agreement Regarding Insurance Coverage for James Tilley (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).
10.21*	Summary of Compensation Arrangements of Certain Officers and Directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 2008, as filed on May 14, 2008).
10.22*	Summary of Evans Excels Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended June 30, 2008, as filed on August 13, 2008).
21.1	Subsidiaries of the Company (filed herewith).
23.1	Independent Registered Public Accounting Firm’s Consent from KPMG LLP (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title18, United States Code, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title18, United States Code, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.