Form 10-Q
period 2009-03-31
EVANS BANCORP INC
filed 2009-05-13
CIK 842518

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2009

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $.50 par value 2,785,699 shares as of May 1, 2009

INDEX
EVANS BANCORP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$9,733	$9,036
Interest-bearing deposits at banks	586	115
Securities:
Available for sale, at fair value	91,293	73,804
Held to maturity, at amortized cost	1,886	1,951
Loans and leases, net of allowance for loan and lease losses of $7,779 in 2009 and $6,087 in 2008	411,021	401,626
Properties and equipment, net	9,676	9,885
Goodwill	8,101	10,046
Intangible assets	2,700	2,900
Bank-owned life insurance	11,564	11,685
Other assets	9,899	7,926

TOTAL ASSETS	$556,459	$528,974

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$80,315	$75,959
NOW	9,471	10,775
Regular savings	183,378	154,283
Muni-vest	45,797	26,477
Time	141,065	136,459

Total deposits	460,026	403,953
Securities sold under agreement to repurchase	5,572	6,307
Other short-term borrowings	4,500	30,695
Other liabilities	13,097	12,590
Junior subordinated debentures	11,330	11,330
Long-term borrowings	18,180	18,180

Total liabilities	512,705	483,055

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value; 10,000,000 shares authorized; 2,771,788 and 2,771,788 shares issued, respectively, and 2,769,788 and 2,771,788 shares outstanding, respectively	1,386	1,386
Capital surplus	26,724	26,696
Retained earnings	15,992	18,374
Accumulated other comprehensive loss, net of tax	(321)	(537)
Less: Treasury stock, at cost (2,000 and 0 shares, respectively)	(27)	—

Total stockholders’ equity	43,754	45,919

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$556,459	$528,974

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2009	2008

INTEREST INCOME
Loans and leases	$6,663	$6,174
Interest bearing deposits at banks	—	4
Securities:
Taxable	334	320
Non-taxable	429	399

Total interest income	7,426	6,897
INTEREST EXPENSE
Deposits	1,896	1,957
Other borrowings	193	389
Junior subordinated debentures	123	193

Total interest expense	2,212	2,539
NET INTEREST INCOME	5,214	4,358
PROVISION FOR LOAN AND LEASE LOSSES	3,314	557

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	1,900	3,801
NON-INTEREST INCOME:
Bank charges	560	532
Insurance service and fees	2,325	2,134
Premium on loans sold	29	1
Bank-owned life insurance	220	57
Pension curtailment	—	328
Other	760	479

Total non-interest income	3,894	3,531
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,302	2,872
Occupancy	719	626
Supplies	83	67
Repairs and maintenance	191	146
Advertising and public relations	81	108
Professional services	325	267
Technology and communications	174	275
Goodwill impairment	1,984	—
Amortization of intangibles	224	162
Other	599	565

Total non-interest expense	7,682	5,088

(LOSS) INCOME BEFORE INCOME TAXES	(1,888)	2,244
INCOME TAX (BENEFIT) PROVISION	(641)	651

NET (LOSS) INCOME	($1,247)	$1,593

Net (loss) income per common share-basic	($0.45)	$0.58

Net (loss) income per common share-diluted	($0.45)	$0.58

Cash dividends per common share	$0.41	$0.37

Weighted average number of common shares	2,770,655	2,748,515

Weighted average number of diluted shares	2,770,683	2,748,876

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2008	$1,378	$26,380	$15,612	$16	$(83)	$43,303

Comprehensive income:
Net Income			1,593			1,593

Unrealized gain on available-for-sale securities, net of tax effect of ($190)				298		298
Pension curtailment adjustment net of tax effect of $7				9		9

Total comprehensive income						1,900

Cash dividends ($0.37 per common share)			(1,017)			(1,017)
Stock options expense		37				37
Purchased 13,701 shares for treasury					(234)	(234)

Balance, March 31, 2008	$1,378	$26,417	$16,188	$323	$(317)	$43,989

Balance, January 1, 2009	$1,386	$26,696	$18,374	$(537)	$—	$45,919

Comprehensive income:
Net Loss			(1,247)			(1,247)

Unrealized gain on available-for-sale securities, net of tax effect of ($125)				197		197

Amortization of prior service cost and net loss net of tax effect of ($12)				19		19

Total comprehensive loss						(1,031)

Cash dividends ($0.41 per common share)			(1,135)			(1,135)

Stock options expense		28				28

Purchased 2,000 shares for treasury					(27)	(27)

Balance, March 31, 2009	$1,386	$26,724	$15,992	$(321)	$(27)	$43,754

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(in thousands)

	Three Months Ended
	March 31,
	2009	2008

OPERATING ACTIVITIES:
Interest received	$7,142	$6,837
Fees received	3,647	3,073
Interest paid	(2,422)	(2,674)
Cash paid to employees and suppliers	(4,987)	(4,171)
Income taxes paid	(75)	(372)
Proceeds from sale of loans held for resale	4,138	496
Originations of loans held for resale	(4,066)	(733)

Net cash provided by operating activities	3,377	2,456

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(46,603)	(27,989)
Proceeds from maturities	29,489	27,293
Held to maturity securities:
Purchases	—	(15)
Proceeds from maturities	65	105
Additions to properties and equipment	(87)	(87)
Increase in loans, net of repayments	(13,015)	(15,836)
Cash paid on earn-out agreements	(40)	(40)

Net cash used in investing activities	(30,191)	(16,569)

FINANCING ACTIVITIES:
Proceeds from borrowings	—	13,272
Repayments of borrowings	(26,929)	(14,299)
Increase in deposits	56,073	17,740
Dividends paid	(1,135)	(1,017)
Purchase of treasury stock	(27)	(234)

Net cash provided by financing activities	27,982	15,462

Net increase in cash and equivalents	1,168	1,349

CASH AND CASH EQUIVALENTS:
Beginning of period	9,151	12,604

End of period	$10,319	$13,953

(continued)

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(in thousands)

	Three Months Ended
	March 31,
	2009	2008

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net (loss) income	$(1,247)	$1,593

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	545	402
Goodwill impairment	1,984	—
Deferred tax benefit	(1,070)	(4)
Provision for loan and lease losses	3,314	557
Premium on loans sold	(29)	(1)
Stock options expense	28	37
Proceeds from sale of loans held for resale	4,138	496
Originations of loans held for resale	(4,066)	(733)
Changes in assets and liabilities affecting cash flow:
Other assets	380	327
Other liabilities	(600)	(218)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,377	$2,456

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct, wholly-owned subsidiaries: (i) Evans Bank, National Association (the “Bank”), and the Bank’s subsidiaries, Evans National Leasing, Inc. (“ENL”) , Evans National Holding Corp. (“ENHC”) and Suchak Data Systems, Inc. (“SDS”); and (ii) Evans National Financial Services, Inc. (“ENFS”), and ENFS’s subsidiary The Evans Agency, Inc. (“TEA”) and TEA’s subsidiaries, Frontier Claims Services, Inc. (“FCS”) and ENB Associates Inc. (“ENBA”), in the preparation of the accompanying interim unaudited consolidated financial statements conform with U.S. generally accepted accounting principles and with general practice within the banking industry. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made. Such adjustments are of a normal recurring nature.

The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

2.	SECURITIES

Securities which the Company has the positive ability and intent to hold to maturity are stated at amortized cost. Securities which the Company has identified as available-for-sale are stated at fair value with unrealized gains and losses excluded from earnings and reported net of deferred income taxes, in accumulated other comprehensive income, a component of stockholders’ equity. Available-for-sale securities are shown at fair value, which includes an unrealized gain of $1.5 million and $1.2 million as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, the securities portfolio does not contain any other than temporary declines in fair value.

3.	FAIR VALUE MEASUREMENTS

Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, defines fair value, provides a framework for determining fair value and requires enhanced disclosure for those assets and liabilities that are carried on the balance sheet at fair value. Effective January 1, 2009, the Company adopted the nonfinancial assets and liabilities provision of SFAS No. 157, which requires measurement at fair value of certain non-financial assets and liabilities which are re-measured at fair value on a nonrecurring basis.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed according to the process for determining fair value. There are three levels of determining fair value.

Level 1 Inputs — uses unadjusted quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 Inputs — uses observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 Inputs — uses unobservable inputs that are based on the entity’s estimates about the assumptions that market participants would be expected to use and which cannot be corroborated by market data.

The Company’s available for sale securities portfolio was estimated using Level 2 inputs. When available, unadjusted quoted market prices are used to determine fair value. The Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company evaluates and values impaired loans, at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 2 inputs in the fair value hierarchy. Fair value is estimated based on the value of the collateral securing these loans. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business. Impaired loans had a carrying value of $2.6 million, with a valuation allowance of $1.5 million at March 31, 2009, compared to a carrying value of $2.7 million, with a valuation allowance of $0.7 million at December 31, 2008.

The following table presents the balances of assets and liabilities, measured at fair value, on both a recurring and non-recurring basis by level as of March 31, 2009 and December 31, 2008:

	Fair Value Measurement
		Quoted Prices in
		Active Markets	Significant Other	Significant Other
		for Identical	Observable	Unobservable
	Fair Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
March 31, 2009
Securities available-for-sale	$91,293	$0	$91,293	$0
Impaired loans	$2,550	$0	$0	$2,550

December 31, 2008
Securities available-for-sale	$73,804	$0	$73,804	$0
Impaired loans	$2,700	$0	$0	$2,700
The Company measures the fair value of its reporting units annually, as of December 31st, using Level 3 inputs, utilizing the market value and income methods. When using the cash flow models, management considered historical information, the operating budget for 2009, and strategic goals in projecting net income and cash flows for the next five years. As a result of continued credit deterioration in the leasing portfolio and the Company’s strategic decision to exit the national leasing business, a triggering event under SFAS No. 142, Goodwill and Other Intangible Assets, occurred as of March 31, 2009. The Company performed the goodwill analysis of the leasing reporting unit, which indicated the reporting unit was impaired as of March 31, 2009. As a result, the Company recognized an impairment charge of $2.0 million for the three months ended March 31, 2009 related to a write-off of all of the Company’s goodwill allocated to the leasing reporting unit.

4.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses represents the amount charged against the Bank’s earnings to maintain an allowance for probable loan and lease losses based on management’s evaluation of the loan and lease portfolio at the balance sheet date. Factors considered by the Bank’s management in establishing the allowance include: the collectability of individual loans and leases, current loan and lease concentrations, charge-off history, delinquent loan and lease percentages, input from regulatory agencies, and general economic conditions.

On a quarterly basis, management of the Bank meets to review and determine the adequacy of the allowance for loan and lease losses. In making this determination, the Bank’s management analyzes the ultimate collectability of the loans and leases in its portfolio by incorporating feedback provided by the Bank’s internal loan and lease staff, an independent internal loan and lease review function and information provided by examinations performed by regulatory agencies.

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

The following table sets forth information regarding the allowance for loan and lease losses for the three month periods ended March 31, 2009 and 2008.

Allowance for loan and lease losses

	Three months ended March 31,
	2009	2008
	(in thousands)
Beginning balance, January 1	$6,087	$4,555
Charge-offs:
Commercial	—	—
Real estate	(16)	(1)
Installment loans	(1)	(1)
Overdrafts	(11)	(12)
Direct financing leases	(1,772)	(401)

Total charge-offs	(1,800)	(415)

Recoveries:
Commercial	9	9
Real estate	—	—
Installment loans	1	1
Overdrafts	9	5
Direct financing leases	159	40

Total recoveries	178	55

Net charge-offs	(1,622)	(360)

Provision for loan and lease losses	3,314	557

Ending balance, March 31	$7,779	$4,752

Ratio of net charge-offs to average total loans and leases outstanding (annualized)	1.59%	0.44%

Ratio of allowance for loan and lease loss to total loans and leases	1.86%	1.40%

5.	PER SHARE DATA
The common stock per share information is based upon the weighted average number of shares outstanding during each period. The Company’s potential dilutive securities included 28 and 361 dilutive shares for the three month period ended March 31, 2009 and 2008, respectively. On February 17, 2009, the Company declared a cash dividend of $0.41 per common share.
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. As of March 31, 2009 and 2008, there were approximately 133 and 96 thousand shares, respectively.
6.	SEGMENT INFORMATION
The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three month period ended March 31, 2009 and 2008.

Three Months Ended
March 31, 2009
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$5,263	$(49)	$5,214
Provision for loan and lease losses	3,314	—	3,314

Net interest income (expense) after provision for loan and lease losses	1,949	(49)	1,900
Non-interest income	1,569	—	1,569
Insurance service and fees	—	2,325	2,325
Non-interest expense	6,325	1,357	7,682

(Loss) Income before income taxes	(2,807)	919	(1,888)
Income tax (benefit) provision	(996)	355	(641)

Net (loss) income	$(1,811)	$564	$(1,247)

Three Months Ended
March 31, 2008
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$4,449	$(91)	$4,358
Provision for loan and lease losses	557	—	557

Net interest income (expense) after provision for loan and lease losses	3,892	(91)	3,801
Non-interest income	1,397	—	1,397
Insurance service and fees	—	2,134	2,134
Non-interest expense	3,795	1,293	5,088

Income before income taxes	1,494	750	2,244
Income tax provision	360	291	651

Net income	$1,134	$459	$1,593

7.	CONTINGENT LIABILITIES AND COMMITMENTS

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

	March 31,	December 31,
	2009	2008
	(in thousands)
Commitments to extend credit	$100,845	$87,320
Standby letters of credit	4,149	2,807

Total	$104,994	$90,127

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

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in the fair value of these commitments due to interest rate risk is not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered material.

The Company is subject to possible litigation proceedings in the normal course of business. As of
March 31, 2009, there were no claims pending against the Company that management considered to be material.

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three month periods ended March 31, 2009 and 2008.

	Three months ended March 31,
	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2009	2008	2009	2008

Service cost	$—	$—	$15	$15
Interest cost	54	59	45	44
Expected return on plan assets	(42)	(73)	—	—
Amortization of prior service cost	—	—	14	14
Amortization of the net loss	14	—	3	4

Net periodic (benefit) cost	$26	$(14)	$77	$77

9.	RECENT ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations.” This statement significantly changes how business acquisitions are accounted for, continuing the transition to fair value measurement, and will impact financial statements both on the acquisition date and in subsequent periods. This statement requires the acquirer to recognize assets acquired, liabilities assumed, and any noncontrolling interest in the acquire at their respective fair values as of the acquisition date. SFAS No. 141(R) changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price. In addition, SFAS No. 141(R) requires enhanced disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS No. 141(R) did not have an impact on the Company’s Consolidated Financial Statements.
Effective January 1, 2009, the Company adopted SFAS No. 160, “Non-controlling Interests in Financial Statements.” This statement changes the accounting and reporting for minority interests, which are recharacterized as non-controlling interests and classified as a component of shareholders’ equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing consolidated minority interests. All other requirements of SFAS No. 160 are required to be applied prospectively. The Company has no existing consolidated minority interests; therefore, the adoption of SFAS No. 160 did not have an impact on the Company’s Consolidated Financial Statements.
Effective January 1, 2009, the Company adopted FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This position applies to a repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties that is entered into contemporaneously with the initial transfer. This position presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, known as a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing may not be evaluated as a linked transaction and must be evaluated separately under FASB Statement No. 140. The adoption of Staff Position No. FAS 140-3 did not have an impact on the Company’s Consolidated Financial Statements.
In April of 2009, the FASB issued Staff Position No. FAS 107-1, “Interim Disclosures About Fair Value of Financial Instruments.” This position extends the disclosure requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to interim financial statements of publicly traded companies. Staff Position No. FAS 107-1 is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is evaluating the enhanced disclosure requirements around fair value of financial instruments and does not anticipate that the adoption of Staff Position No. FAS 107-1 will have a material impact on the Company’s Consolidated Financial Statements. The Company will adopt Staff Position No. FAS 107-1 for the period ending June 30, 2009.
In April of 2009, the FASB issued Staff Position No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This position revised the guidance for determining whether an impairment is other than temporary for debt securities, requires bifurcation of any other than temporary impairment between the amount representing credit loss and the amount related to all other factors and requires additional disclosures on other than temporary impairment of debt and equity securities. Staff Position No. FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is evaluating the revised guidance and enhanced disclosure requirements around other than temporary impairment and does not anticipate that adoption of Staff Position No. FAS 115-2 will have a material impact on the Company’s Consolidated Financial Statements. The Company will adopt Staff Position No. FAS 115-2 for the period ending June 30, 2009.
In April of 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This position provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, provides guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures about fair value measurements in annual and interim reporting periods. Staff Position No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is evaluating the revised guidance and enhanced disclosure requirements around fair value of financial instruments and does not anticipate that adoption of Staff Position No. FAS 157-4 will have a material impact on the Company’s Consolidated Financial Statements. The Company will adopt Staff Position No. FAS 157-4 for the period ending June 30, 2009.
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
These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”). Many of these factors are beyond the Company’s control and are difficult to predict.
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
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The Company’s Unaudited Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Company’s Unaudited Consolidated Financial Statements and Notes. These estimates, assumptions and judgments are based on information available as of the date of the Unaudited Consolidated Financial Statements. Accordingly, as this information changes, the Unaudited Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques. Refer to Note 3 to the Company’s Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further detail on fair value measurement.
Significant accounting policies followed by the Company are presented in Note 1 to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. These policies, along with the disclosures presented in the other Notes to the Company’s Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are valued in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.
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
Allowance for Loan and Lease Losses
The allowance for loan and lease losses represents management’s estimate of probable losses in the Company’s loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the Company’s Unaudited Consolidated Balance Sheets. Note 1 to the Audited Consolidated Financial Statements included in Item 8 in the Company’s Annual Report on Form 10-K describes the methodology used to determine the allowance for loan and lease losses.
Goodwill and Intangible Assets
The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model. An impairment analysis of the leasing reporting unit was performed at the end of the first quarter of fiscal 2009. Refer to Note 3 to Company’s Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further details on the Company’s goodwill analysis.
ANALYSIS OF FINANCIAL CONDITION
Loan and Lease Activity
Total loans and leases grew to $418.8 at March 31, 2009, reflecting an $11.1 million or 2.7% increase from December 31, 2008. Gross loans and leases are net of $10.0 million and $11.1 million of unearned income on direct financing leases as of March 31, 2009 and December 31, 2008, respectively. Commercial loans and leases totaled $320.4 million at March 31, 2009, reflecting an $11.6 million or 3.7% increase from December 31, 2008. Growth in commercial real estate loans of $11.6 million for the first fiscal quarter was largely responsible for the increase in commercial loans and leases from December 31, 2008.
The Company has no direct exposure to sub-prime lending, and as a result, the faltering sub-prime credit market has not affected the Company’s loan portfolio. In contrast, some of the Bank’s larger competitors and the conduit markets are having capital adequacy and liquidity problems due to their exposure to sub-prime loans in their investment portfolio or lending activities in other parts of the United States. These problems have caused some of those competitors to curtail their lending activities somewhat and consequently have created opportunities in the local commercial real estate market for smaller banks not experiencing the same issues, such as the Bank. The increased opportunities have resulted in the Bank’s strong loan growth rates.
Direct finance lease balances decreased $3.2 million or 5.5% from December 31, 2008. Starting in the third quarter of 2008, the leasing portfolio’s asset quality began to deteriorate. This deterioration accelerated in the first quarter of 2009. Non-performing leases increased to $1.6 million at March 31, 2009, from $0.8 million at December 31, 2008 and $0.1 million at March 31, 2008. Net leasing charge-offs in the first quarter of 2009 were $1.6 million, compared with $0.7 million in the fourth quarter of 2008 and $0.4 million in the first quarter of 2008. This rapid deterioration in the portfolio prompted management to take preventive measures such as credit tightening for new applicants and consolidation of ENL’s broker network during the fourth quarter of 2008. However, in the first quarter of 2009 management decided that these measures were not enough and materially slowed new originations. Given the high risk of the portfolio in the current economic recession, in April 2009 management decided that the business model of ENL was no longer a good strategic fit, and decided to exit the national leasing business. As a result, management expects to service the existing leasing portfolio as it rolls off in the next 24-48 months, but discontinue any new originations outside the Company’s local footprint.
Consumer loans totaled $97.5 million at March 31, 2009, reflecting a $0.5 million or 0.5% decrease from December 31, 2008. Consumer real estate loans decreased $1.5 million or 2.6% from December 31, 2008. Recent efforts by the federal government to stimulate housing demand in the face of the economic recession have lowered residential home mortgage rates and resulted in significantly increasing consumer real estate demand. However, given the low fixed rates and long terms of the loans being originated, the Company has sold most of its originated residential mortgage loans. This, along with accelerated prepayments from existing customers re-financing their homes, has resulted in decreased consumer real estate balances at March 31, 2009.
The Bank sells these fixed rate residential mortgages to the Federal National Mortgage Association (“FNMA”), while maintaining the servicing rights for those mortgages. During the three month period ended March 31, 2009, the Bank sold mortgages to FNMA totaling $4.1 million, as compared with $0.5 million during the three month period ended March 31, 2008. At March 31, 2009, the Bank had a loan servicing portfolio principal balance of $31.0 million upon which it earns servicing fees, as compared with $26.9 million at December 31, 2008.
Loan and Lease Portfolio Composition
The following table presents selected information on the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated.

	March 31, 2009	Percentage	December 31, 2008	Percentage
	(in thousands)		(in thousands)
Commercial Loans and Leases
Real Estate	$214,661	51.3%	$203,449	49.9%
Installment	26,760	6.4%	24,770	6.1%
Direct Financing Leases	55,434	13.2%	58,639	14.4%
Lines of Credit	23,525	5.6%	21,953	5.4%
Cash Reserve	57	0.0%	52	0.0%

Total Commercial Loans and Leases	320,437	76.5%	308,863	75.8%

Consumer Loans
Real Estate	55,228	13.2%	56,730	13.9%
Home Equity	40,346	9.6%	39,348	9.6%
Installment	1,592	0.4%	1,609	0.4%
Overdrafts	108	0.0%	360	0.1%
Other	259	0.1%	5	0.0%

Total Consumer Loans	97,533	23.3%	98,052	24.0%
Net Deferred Costs & Unearned Discounts	830	0.2%	798	0.2%

Total Loans and Leases	418,800	100.0%	407,713	100.0%
Allowance for Loan and Lease Losses	(7,779)		(6,087)

Loans and Leases, net	$411,021		$401,626

Net loan and lease charge-offs were $1.6 million in the three month period ended March 31, 2009 as compared with $698 thousand in the fourth quarter of 2008 and $360 thousand in the three month period ended March 31, 2008. Nearly all of the net charge-offs for all periods were in the Company’s leasing portfolio. The rapid deterioration of the portfolio and the sensitivity of direct financing leases to the economic environment led management to make the strategic decision in April 2009 to discontinue the origination of new leases outside the Company’s local footprint.
Non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled 0.98% of total loans and leases outstanding at March 31, 2009 as compared with 0.88% at December 31, 2008. The allowance for loan and lease losses totaled $7.8 million or 1.86% of total loans and leases outstanding at March 31, 2009 as compared with $6.1 million or 1.49% of total loans and leases outstanding as of December 31, 2008. Given the accelerated charge-offs in the leasing portfolio and the continued troubles in the economy, management increased the allowance for loan and lease losses through the provision for loan and lease losses to cover the increased level of expected future losses inherent in the portfolio at March 31, 2009.
The adequacy of the Company’s allowance for loan and lease losses is reviewed quarterly by the Company’s management with consideration given to loan and lease concentrations, charge-off history, delinquent loan and lease percentages, regulatory considerations, and general economic conditions. Management believes the allowance for loan and lease losses is adequate for losses from existing loans and leases.

The following table sets forth information regarding non-performing loans and leases as of the dates specified.

	March 31, 2009	December 31, 2008
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate
Residential 1-4 family	$—	$50
Commercial and multi-family	1,279	1,787
Construction	417	417
Second mortgages	—	—
Home equity lines of credit	34	—

Total mortgage loans on real estate	1,730	2,254

Direct financing leases	1,592	791

Commercial loans	723	263

Consumer installment loans	—	—

Other	—	123

Total non-accruing loans and leases	$4,045	$3,431

Accruing loans and leases 90+ days past due	48	148

Total non-performing loans and leases	4,093	3,579

Total non-performing loans and leases as a percentage of total assets	0.74%	0.68%
Total non-performing loans and leases as a percentage of total loans and leases	0.98%	0.88%
For the three month period ended March 31, 2009 gross interest income that would have been reported on non-accruing loans and leases had they been current was $101 thousand, as compared to $10 thousand for the same period in 2008. There was $24 thousand and $10 thousand of interest income from non-accruing loans and leases included in net income for the three month periods ended March 31, 2009 and 2008.
Investing Activities
Total securities increased to $93.2 million at March 31, 2009, reflecting a $17.4 million, or 23.0%, increase from $75.8 million at December 31, 2008. Securities and interest-bearing deposits at banks made up 15.8% of the Bank’s total average interest earning assets in the first quarter of 2009 compared with 14.7% in the trailing fourth quarter of 2008 and 18.0% in the first quarter of 2008.
The Bank continues to have a large concentration in tax-advantaged municipal bonds, which make up 47.1% of the portfolio at March 31, 2009 compared with 49.3% at December 31, 2008; and U.S. government-sponsored agency bonds of various types, which comprise 34.2% of the portfolio at March 31, 2009 versus 23.7% at December 31, 2008. Agency mortgage-backed securities comprise 16.1% at March 31, 2009 compared with 20.9% at December 31, 2008. As a member of both the Federal Reserve System and the Federal Home Loan Bank of New York, the Bank is required to hold stock in those entities. These investments made up 2.6% of the portfolio at March 31, 2009 versus 4.7% at December 31, 2008. The credit quality of the securities portfolio is believed to be strong as the portfolio is in an overall unrealized net gain position, with no individual securities in a significant unrealized loss position.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. Management believes the average expected life of the securities portfolio is 3.0 years as of March 31, 2009 compared with 2.1 years as of December 31, 2008. Available-for-sale securities with a total fair value of $88.0 million at March 31, 2009 were pledged as collateral to secure public deposits and for other purposes required or permitted by law. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or Fannie Mae or Freddie Mac preferred stock investments in its investment portfolio.
Funding Activities
Total deposits at March 31, 2009 were $460.0 million, reflecting a $56.1 million or 13.9% increase from December 31, 2008. Demand deposits at March 31, 2009 were $80.3 million, reflecting a $4.4 million or 5.7% increase from December 31, 2008. Demand deposit balances fluctuate day-to-day based on the high volume of transactions normally associated with the demand product. Average demand deposit growth is a better measure of sustained growth. Average demand deposits in the three month period ended March 31, 2009 were 1.1% lower than the fourth quarter of 2008, but 13.2% higher than the prior year’s first quarter. Much of the overall deposit growth in the quarter ended March 31, 2009 when compared with the prior year period is attributable to an increase in regular savings deposits of $29.1 million, or 18.9%, to $183.4 million. The Company introduced a new money market savings product in 2008 and much of the continued growth in regular savings is due to this product. NOW deposits decreased in the quarter ended March 31, 2009 by $1.3 million, or 12.1%, while muni-vest balances increased in the same quarter by $19.3 million, or 73.0%. The growth in muni-vest is due mainly to temporary seasonal municipal deposits. Time deposits were $141.1 million at March 31, 2009, reflecting a $4.6 million or 3.4% increase from December 31, 2008.
Short-term borrowings from other correspondent banks and the Federal Home Loan Bank of New York decreased from $30.7 million at December 31, 2008 to $4.5 million at March 31, 2009. Long-term borrowings remained at $18.2 million at March 31, 2009, unchanged from the balance at December 31, 2008. The Company’s strong savings deposit growth has resulted in a decrease in its need for wholesale short-term borrowings.

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

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$406,945	$6,663	6.55%	$322,168	$6,174	7.67%
Taxable securities	36,111	334	3.70%	32,944	320	3.89%
Tax-exempt securities	39,900	429	4.30%	36,848	399	4.33%
Interest bearing deposits at banks	602	—	0.00%	703	4	2.28%

Total interest-earning assets	483,558	7,426	6.14%	392,663	6,897	7.03%

Non interest-earning assets:

Cash and due from banks	11,501			12,029
Premises and equipment, net	9,804			8,322
Other assets	32,797			29,628

Total Assets	537,660			$442,642

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$12,249	$11	0.36%	$10,401	$15	0.58%
Regular savings	167,769	641	1.53%	86,758	256	1.18%
Muni-Vest savings	30,113	67	0.89%	24,433	177	2.90%
Time deposits	136,954	1,177	3.44%	136,084	1,509	4.44%
Other borrowed funds	35,734	186	2.08%	43,246	378	3.50%
Junior subordinated debentures	11,330	123	4.34%	11,330	193	6.81%
Securities sold U/A to repurchase	5,442	7	0.51%	5,513	11	0.80%

Total interest-bearing liabilities	399,591	$2,212	2.21%	317,765	$2,539	3.20%

Noninterest-bearing liabilities:
Demand deposits	79,220			69,996
Other	12,693			10,792

Total liabilities	491,504			$398,553

Stockholders’ equity	46,156			44,089

Total Liabilities and Equity	537,660			$442,642

Net interest earnings		$5,214			$4,358

Net interest margin			4.31%			4.44%

Interest rate spread			3.93%			3.83%

Net Income
The Company recorded a net loss for the first quarter of 2009 of $1.2 million, or $0.45 per diluted share, compared with net income of $1.6 million, or $0.58 per diluted share, in the first quarter of 2008. The net loss was primarily due to a $1.2 million after-tax and non-cash charge for impairment of the entire $2.0 million of goodwill associated with the Company’s leasing business. First quarter results were additionally impacted by the recording of a $3.3 million provision for loan and lease losses, an increase of $2.8 million over the first quarter of 2008, of which $2.5 million was the result of credit deterioration in the leasing portfolio. Return on average equity was (10.81%) for the first quarter of 2009, compared with 14.45% in last year’s first quarter.
“Net operating income” (as defined in the following Supplemental Non-GAAP Disclosure) is net income adjusted for what management considers to be “non-operating” items. Net operating income for the first quarter of 2009 was $0.10 million, or $0.04 per diluted share, a decrease of $1.6 million, or 93.9%, from net operating income of $1.7 million, or $0.62 per diluted share, in the first quarter of 2008.
Supplemental Reporting of Non-GAAP Results of Operations
To provide investors with greater visibility of the Company’s operating results, in addition to the results measured in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company provides supplemental reporting on “net operating income,” which excludes items that management believes to be non-operating in nature. Specifically, net operating income excludes the non-cash impairment and amortization of acquisition-related goodwill and intangible assets. This non-GAAP information is being disclosed because management believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company’s financial performance, its performance trends, and financial position. While the Company’s management uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies. See the reconciliation of net operating income and diluted net operating earnings per share to GAAP net income and GAAP diluted earnings per share in the following table:
Reconciliation of GAAP Net (Loss) Income to Net Operating Income

	Three months ended March 31
(in thousands, except per share)	2009	2008	Change
GAAP Net (loss) income	$(1,247)	$1,593	(178.3)%
Goodwill impairment charge*	1,214	—
Amortization of intangibles*	137	99

Net operating income	$104	$1,692	(93.9)%

GAAP diluted (loss) earnings per share	$(0.45)	$0.58	(177.6)%
Goodwill impairment charge*	0.44	—
Amortization of intangibles*	0.05	0.04

Diluted net operating earnings per share	$0.04	$0.62	(93.5)%

*	After any tax-related effect
Other Results of Operations
Net interest income increased to $5.21 million during the first quarter of 2009, an increase of $0.27 million, or 5.4%, from $4.95 million in the fourth quarter of 2008, and an increase of 19.6% from $4.36 million in the first quarter 2008. Growth of the core loan portfolio and the reduced cost of interest-bearing liabilities continue to be the main factors driving this increase. The core loan portfolio is defined as total loans and leases less direct financing leases. Core loans were $363.4 million at March 31, 2009, an increase of 4.1% from $349.1 million at December 31, 2008.

This equates to a 16.4% annualized growth rate. The Company continued to experience strong growth in commercial real estate. Origination of residential mortgages was also very strong in the first quarter of 2009 with $6.1 million in originations, compared with $2.6 million in last year’s first quarter. Residential mortgage balances are lower, however, as the Company does not hold 30-year loans and has sold most of the mortgages to Fannie Mae, resulting in a gain on sale of $29 thousand, compared with a gain of $1 thousand in the previous year’s first quarter. The Company continues to service all mortgage loans it originates.
The Company’s net interest margin continued to perform well at 4.31% in the first quarter of 2009, down slightly from 4.32% in the fourth quarter of 2008 and 4.44% in the first quarter of 2008. The decreased margin was partly due to a higher concentration of investments in the first quarter of 2009, which typically have lower yields than loans, and a higher concentration of interest-bearing savings accounts due to the growth in money market accounts. Limiting the effect of these factors was strong demand deposit growth. Compared with the first quarter of 2008, the Company’s average demand deposits were 13.2% higher in the first quarter of 2009.
Net charge-offs to average total loans and leases increased to 1.59% compared with 0.71% in the fourth quarter of 2008 and 0.44% for the 2008 first quarter. This increase in net charge-offs was primarily related to the direct finance national lease portfolio. Excluding the lease portfolio, there were only $9 thousand in net charge-offs. The ratio of non-performing loans and leases to total loans and leases increased to 0.98% at March 31, 2009, compared with 0.88% at December 31, 2008 and 0.13% at the end of last year’s first quarter. The increase in non-performing loans and leases of $0.5 million from December 31, 2008 was a result of further weakness in the leasing portfolio as non-accruing leases increased from $0.8 million at December 31, 2008 to $1.6 million at March 31, 2009.
The increased net charge-offs and non-performing loans resulted in an increased provision for loan and lease losses of $3.3 million in the first quarter of 2009, compared with $1.7 million in the fourth quarter of 2008 and $0.6 million in the first quarter of 2008. $2.9 million of the $3.3 provision was related to the national lease portfolio. The allowance for loan and lease losses to total loans and leases ratio was 1.86% at March 31, 2009, compared with 1.49% at December 31, 2008, and 1.40% at March 31, 2008.
Non-interest income, which represented 42.8% of total revenue during the first quarter of 2009 compared with 44.8% in last year’s first quarter, increased 10.3%, or $0.36 million, from last year’s first quarter to $3.89 million in the first quarter of 2009.
Insurance service and fee income, the largest component of non-interest income, was $2.33 million for the first quarter of 2009, an increase of 9.0% over the prior year first quarter. Personal lines revenue was the fastest growing product line for TEA, the Company’s insurance agency subsidiary. This was primarily due to the purchase of the Fitzgerald Agency in August of 2008. Bank-owned life insurance (“BOLI”) revenue increased from $0.06 million in last year’s first quarter to $0.22 million in the first quarter of 2009. The increased BOLI revenue was a result of proceeds from a life insurance policy collected in the first quarter of 2009 along with the poor performance during last year’s first quarter of two equity-based BOLI policies which have subsequently been sold. Other income increased $0.28 million from the first quarter of 2008 to the first quarter of 2009 due to revenue generated by SDS, a data processing company which was acquired by the Company on December 31, 2008. Last year’s first quarter was also impacted by a one-time gain of $0.33 million due to the curtailment of the Bank’s pension plan after freezing the plan on January 31, 2008.
Total non-interest expenses were $7.68 million for the first quarter of 2009, an increase of 51.0% from $5.09 million in the first quarter of 2008. Included in the increase was a $2.0 million pre-tax non-cash goodwill impairment charge. The charge was the result of the re-evaluation of the Company’s goodwill in light of its decision to exit the national leasing business. The impairment was a non-cash charge and does not impact the Company’s regulatory capital ratios nor have any impact on the liquidity of the Company.
Excluding the goodwill impairment charge, total non-interest expenses were $5.70 million for the first quarter of 2009, an increase of 12.0% from first quarter 2008. The largest component of the increase in total non-interest expenses was salaries and employee benefits, which increased $0.43 million, or 15.0%, over the prior year first quarter to $3.30 million for the first quarter of 2009. Salaries and benefits were higher because of the addition of 18 new employees working in the Company’s new branch office in the Elmwood Village in Buffalo, and from the acquisitions of SDS and the Fitzgerald Agency.

As a result of the strong growth in net interest income and non-interest income, the Company’s efficiency ratio for the first quarter of 2009 improved to 60.3% from 62.4% in last year’s first quarter and 66.2% in the fourth quarter of 2008. Goodwill impairment and amortization are excluded from the efficiency ratio calculation.
Income tax benefit totaled ($0.64) million for the three month period ended March 31, 2009 reflecting an effective tax benefit rate of (34.0%). The effective tax rate for the first quarter of last year was 29.0%. Excluding the tax benefit from the impairment charge, the Company records an effective tax rate based on the expected rate for the entire year. The Company recognized a $0.11 million reduction in its deferred tax asset related to its leasing business as management estimates that the Company will be unable to utilize all of its deferred tax assets.
CAPITAL
The Company consistently maintains regulatory capital ratios measurably above the federal “well capitalized” standard of 6.00% with a Tier 1 leverage ratio of 8.47%. Average equity as a percentage of average assets was 8.58% in the three months ended March 31, 2009, compared with 9.06% in the three months ended December 31, 2008, and 9.96% in the three months ended March 31, 2008. The decrease was a result of the strong growth in core earning assets over the last year. The dividend and loss in the first quarter of 2009 resulted in a lower book value per share of $15.80 at March 31, 2009, compared with $16.57 at December 31, 2008, and $16.07 at March 31, 2008.
The Company maintained its dividend of $0.41 per common share, which it paid to shareholders on April 1, 2009.
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
The cash flows from the investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At March 31, 2009, approximately 20.3% of the Bank’s securities had contractual maturity dates of one year or less and approximately 43.7% had maturity dates of five years or less.
Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases. At March 31, 2009, in the Company’s internal stress test, the Company had net short-term liquidity of $19.7 million as compared with $22.4 million at December 31, 2008. Available assets of $96.6 million, divided by public and purchased funds of $149.4 million, resulted in a long-term liquidity ratio of 65% at March 31, 2009, compared with 51% at December 31, 2008.
Management does not anticipate engaging in any activities, either currently or the long term, for which adequate funding would not be available and which would therefore result in significant pressure on liquidity. However, continued economic recession could negatively impact the Company’s liquidity. The Bank relies heavily on FHLBNY as a source of funds, particularly with its overnight line of credit. Several members of FHLB have warned that they have either breached risk-based capital requirements or that they are close to breaching those requirements. To conserve capital, some FHLB branches are suspending dividends, cutting dividend payments, and not buying back excess FHLB stock that members hold. FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future. The most severe problems in FHLB have been at some of the other FHLB branches. Nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.
Systemic weakness in the FHLB could result in higher costs of FHLB borrowings and increased demand for alternative sources of liquidity that are more expensive, such as brokered time deposits, the discount window at the Federal Reserve, or lines of credit with correspondent banks First Tennessee and M&T Bank
The Company believes that the Bank maintains a sufficient level of U.S. government and government agency securities and New York State municipal bonds that can be pledged as collateral for municipal deposits.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Additional information responsive to this Item is contained in the Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which information is incorporated herein by reference.
Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Bank’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. The core banking activities of lending and deposit-taking expose the Bank to interest rate risk, which occurs when assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Bank is subject to the effects of changing interest rates. The Bank measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for interest-earning assets and interest-bearing liabilities. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income to changes in net interest rates. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans, and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analysis of market values of the Bank’s financial instruments and changes to such market values given changes in the interest rates.
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

The following table demonstrates the possible impact of changes in interest rates on the Bank’s net interest income over a 12 month period of time:
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST
RATES

	in projected annual net interest income
	(in thousands)
	March 31, 2009	December 31, 2008
Changes in interest rates

+200 basis points	62	(293)
+100 basis points	33	(140)

-100 basis points	386	(33)
-200 basis points	N/A	20
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
ITEM 4 — CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2009 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table includes all Company repurchases of its common stock, made on a monthly basis during the period covered by this Report, including those made pursuant to publicly announced plans or programs.

			Total number of
			shares purchased as	Maximum number of
	Total number	Average price	part of publicly	shares that may yet be
	of shares	paid	announced plans or	purchased under the
Period	purchased	per share	programs	plans or programs
January 2009 (January 1, 2009 through January 31, 2009)	—	—	—	75,299
February 2009 (February 1, 2009 through February 28, 2009)	2,000	$13.65	2,000	73,299
March 2009 (March 1, 2009 through March 31, 2009)	—	—	—	73,299

Total	2,000	$13.65	2,000

All of the foregoing shares were purchased in open market transactions. On August 21, 2007 the Board of Directors authorized the Company to repurchase up to 100,000 shares over the next two years, unless the program is terminated earlier. The Company did not make any repurchases during the quarter ended March 31, 2009 other than pursuant to this publicly announced program.

ITEM 6 — EXHIBITS

Exhibit No.	Name	Page No.

10.1	Summary of Compensation Arrangements (or Amendments thereto) of Named Executive Officers and Directors	29

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	30

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	33

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.
DATE May 13, 2009	/s/David J. Nasca
David J. Nasca
President and CEO (Principal Executive Officer)

DATE May 13, 2009	/s/Gary A. Kajtoch
Gary A. Kajtoch
Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Name	Page No.

10.1	Summary of Compensation Arrangements (or Amendments thereto) of Named Executive Officers and Directors	29

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	30

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	33