Form 10-Q
period 2009-06-30
EVANS BANCORP INC
filed 2009-08-14
CIK 842518

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $.50 par value 2,795,198 shares as of August 1, 2009

INDEX
EVANS BANCORP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$11,710	$9,036
Interest-bearing deposits at banks	695	115
Securities:
Available for sale, at fair value	75,725	71,134
Federal Home Loan Bank stock, at fair value	2,071	2,670
Held to maturity, at amortized cost	2,037	1,951
Loans and leases, net of allowance for loan and lease losses of $5,579 in 2009 and $6,087 in 2008	378,258	401,626
Leases held for sale	40,920	—
Properties and equipment, net	9,469	9,885
Goodwill	8,101	10,046
Intangible assets	2,484	2,900
Bank-owned life insurance	11,698	11,685
Other assets	9,655	7,926

TOTAL ASSETS	$552,823	$528,974

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$87,842	$75,959
NOW	11,939	10,775
Regular savings	191,645	154,283
Muni-vest	31,592	26,477
Time	128,235	136,459

Total deposits	451,253	403,953

Securities sold under agreement to repurchase	4,990	6,307
Other short-term borrowings	6,174	30,695
Other liabilities	9,917	12,590
Junior subordinated debentures	11,330	11,330
Long-term borrowings	27,000	18,180

Total liabilities	510,664	483,055

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:

Common stock, $.50 par value; 10,000,000 shares authorized; 2,795,198 and 2,771,788 shares issued and outstanding, respectively	1,398	1,386
Capital surplus	27,003	26,696
Retained earnings	14,139	18,374
Accumulated other comprehensive loss, net of tax	(381)	(537)
Less: Treasury stock, at cost (0 shares)	—	—

Total stockholders’ equity	42,159	45,919

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$552,823	$528,974

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2009	2008
Interest Income
Loans and leases	$5,147	$4,722
Securities:
Taxable	388	323
Non-taxable	447	392

Total interest income	5,982	5,437
Interest Expense
Deposits	1,140	1,151
Other borrowings	297	453

Total interest expense	1,437	1,604
Net Interest Income	4,545	3,833
Provision for Loan and Lease Losses	1,672	231

Net Interest Income After Provision for Loan and Lease Losses	2,873	3,602
Non-Interest Income
Bank charges	563	540
Insurance service and fees	1,623	1,617
Net gain on sales and calls of securities	6	7
Premium on loans sold	25	4
Other	798	488

Total non-interest income	3,015	2,656
Non-Interest Expense
Salaries and employee benefits	2,957	2,698
Occupancy	656	576
Professional services	327	233
Technology and communications	225	288
Amortization of intangibles	223	166
FDIC Insurance	320	30
Other	847	802

Total non-interest expense	5,555	4,793

Income from Continuing Operations Before Income Taxes	333	1,465
Income Taxes	75	360

Income from Continuing Operations	$258	$1,105
Discontinued Operations:
(Loss) Income from discontinued operations before income taxes	(3,331)	460
Income tax (benefit) provision	(1,220)	180

(Loss) Income from discontinued operations	(2,111)	280

Net (Loss) Income	$(1,853)	$1,385

Earnings (Loss) per common share:
Basic:
Income from continuing operations	$0.09	$0.40
(Loss) Income from discontinued operations	$(0.76)	$0.10

	$(0.67)	$0.50

Diluted:
Income from continuing operations	$0.09	$0.40
(Loss) Income from discontinued operations	$(0.76)	$0.10

	$(0.67)	$0.50

Cash dividends per basic common share	$0.00	$0.00

Weighted average number of basic common shares	2,785,803	2,748,771

Weighted average number of diluted common shares	2,785,803	2,750,563

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2009	2008
Interest Income
Loans and leases	$10,128	$9,319
Securities:
Taxable	724	648
Non-taxable	875	791

Total interest income	11,727	10,758
Interest Expense
Deposits	2,270	2,360
Other borrowings	613	1,036

Total interest expense	2,883	3,396
Net Interest Income	8,844	7,362
Provision for Loan and Lease Losses	2,127	371

Net Interest Income After Provision for Loan and Lease Losses	6,717	6,991
Non-Interest Income
Bank charges	1,123	1,072
Insurance service and fees	3,948	3,751
Net gain on sales and calls of securities	6	7
Premium on loans sold	54	5
Other	1,640	1,209

Total non-interest income	6,771	6,044
Non-Interest Expense
Salaries and employee benefits	6,115	5,426
Occupancy	1,373	1,200
Professional services	621	482
Technology and communications	397	562
Amortization of intangibles	447	328
FDIC Insurance	383	40
Other	1,601	1,595

Total non-interest expense	10,937	9,633

Income from Continuing Operations Before Income Taxes	2,551	3,402
Income Taxes	595	892

Income from Continuing Operations	$1,956	$2,510
Discontinued Operations:
(Loss) Income from discontinued operations before income taxes	(7,437)	766
Income tax (benefit) provision	(2,381)	298

(Loss) Income from discontinued operations	(5,056)	468

Net (Loss) Income	$(3,100)	$2,978

Earnings (Loss) per common share:
Basic:
Income from continuing operations	$0.70	$0.91
(Loss) Income from discontinued operations	$(1.82)	$0.17

	$(1.12)	$1.08

Diluted:
Income from continuing operations	$0.70	$0.91
(Loss) Income from discontinued operations	$(1.82)	$0.17

	$(1.12)	$1.08

Cash dividends per common share	$0.41	$0.37

Weighted average number of basic common shares	2,778,271	2,748,643

Weighted average number of diluted common shares	2,778,271	2,749,645

See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2008	$1,378	$26,380	$15,612	$16	$(83)	$43,303

Comprehensive income:
Net Income			2,978			2,978

Unrealized loss on available-for-sale securities, net of tax effect of $65				(101)		(101)

Amortization of prior service cost and net loss, net of tax of ($24)				37		37

Pension curtailment adjustment net of tax effect of $7				9		9

Total comprehensive income						2,923

Cash dividends ($0.37 per common share)			(1,017)			(1,017)
Stock options expense		74				74

Reissued 7,733 shares treasury stock under dividend reinvestment plan		(12)			130	118

Issued 2,969 shares under dividend reinvestment plan	2	44				46

Reissued 6,575 shares treasury stock under employment stock purchase plan		(27)			112	85

Purchased 13,701 shares for treasury					(234)	(234)

Balance, June 30, 2008	$1,380	$26,459	$17,573	$(39)	$(75)	$45,298

Balance, January 1, 2009	$1,386	$26,696	$18,374	$(537)	$—	$45,919

Comprehensive loss:
Net Loss			(3,100)			(3,100)

Unrealized gain on available-for-sale, net of reclassification of gain of $4 (after tax) securities, net of tax effect of ($76)				118		118

Amortization of prior service cost and net loss net of tax effect of ($25)				38		38

Total comprehensive loss						(2,944)

Cash dividends ($0.41 per common share)			(1,135)			(1,135)

Stock options expense		61				61

Reissued 2,000 shares treasury stock under dividend reinvestment plan		(4)			27	23

Issued 13,911 shares under dividend reinvestment plan	7	152				159

Issued 9,499 shares under employee stock purchase plan	5	98				103

Purchased 2,000 shares for treasury					(27)	(27)

Balance, June 30, 2009	$1,398	$27,003	$14,139	$(381)	$—	$42,159

See Notes to Unaudited Consolidated Financial Statements

PART I— FINANCIAL INFORMATION
ITEM I—FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(in thousands)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Interest received	$14,545	$14,020
Fees received	6,913	5,677
Interest paid	(4,519)	(4,963)
Cash paid to employees and suppliers	(9,931)	(8,530)
Income taxes paid	(707)	(2,344)
Proceeds from sale of loans held for resale	8,766	1,391
Originations of loans held for resale	(8,669)	(1,336)

Net cash provided by operating activities	6,398	3,915

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(61,338)	(49,005)
Proceeds from maturities	57,749	54,149
Held to maturity securities:
Purchases	(233)	(41)
Proceeds from maturities	147	229
Life Insurance proceeds	341	—
Additions to properties and equipment	(201)	(536)
Increase in loans, net of repayments	(28,976)	(43,088)
Cash paid on earn-out agreements	(40)	(40)

Net cash used in investing activities	(32,551)	(38,332)

FINANCING ACTIVITIES:
Proceeds from borrowings	9,000	12,517
Repayments of borrowings	(26,016)	(18,649)
Increase in deposits	47,300	45,631
Dividends paid	(1,135)	(1,017)
Purchase of treasury stock	(27)	(234)
Issuance of common stock	262	46
Re-issuance of treasury stock	23	203

Net cash provided by financing activities	29,407	38,497

Net increase in cash and equivalents	3,254	4,080

CASH AND CASH EQUIVALENTS:
Beginning of period	9,151	12,604

End of period	$12,405	$16,684

(continued)

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(in thousands)

	Six Months Ended June 30,
	2009	2008
RECONCILIATION OF NET (LOSS) INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net (loss) income	$(3,100)	$2,978

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	929	813
Goodwill impairment	1,984	—
Deferred tax (expense) benefit	(1,070)	66
Provision for loan and lease losses	8,949	1,232
Net gain on sales and calls of securities	(6)	(7)
Premium on loans sold	(54)	(5)
Stock options expense	61	74
Proceeds from sale of loans held for resale	8,766	1,391
Originations of loans held for resale	(8,669)	(1,336)
Changes in assets and liabilities affecting cash flow:
Other assets	(2,745)	(2,514)
Other liabilities	1,353	1,223

NET CASH PROVIDED BY OPERATING ACTIVITIES	$6,398	$3,915

See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct, wholly-owned subsidiaries: (i) Evans Bank, National Association (the “Bank”), and the Bank’s subsidiaries, Evans National Leasing, Inc. (“ENL”), Evans National Holding Corp. (“ENHC”) and Suchak Data Systems, Inc. (“SDS”); and (ii) Evans National Financial Services, Inc. (“ENFS”), and ENFS’s subsidiary The Evans Agency, Inc. (“TEA”) and TEA’s subsidiaries, Frontier Claims Services, Inc. (“FCS”) and ENB Associates Inc. (“ENBA”), in the preparation of the accompanying interim unaudited consolidated financial statements conform with U.S. generally accepted accounting principles and with general practice within the industries in which it operates. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”
The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made.
The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

2. SECURITIES
The amortized cost of securities and their approximate fair value at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
	(in thousands)
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$20,522	$339	$(87)	$20,774
States and political subdivisions	36,980	1,031	(82)	37,929

Total debt securities	$57,502	$1,370	$(169)	$58,703

Mortgage-backed securities:
FNMA	$10,422	$189	$(41)	$10,570
FHLMC	4,420	130	(1)	4,549
CMO’S	1,135	—	(136)	999

Total mortgage-backed securities	$15,977	$319	$(178)	$16,118

FRB Stock	904			904
FHLB Stock	2,071	—	—	2,071

Total	$76,454	$1,689	$(347)	$77,796

Held to Maturity:
Debt securities
U.S. government agencies	35	—	—	35
States and political subdivisions	2,002	—	—	2,002

Total	$2,037	$—	$—	$2,037

	December 31, 2008
	(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$17,790	$112	$—	$17,902
States and political subdivisions	34,490	953	(7)	35,436

Total debt securities	$52,280	$1,065	$(7)	$53,338

Mortgage-backed securities:
FNMA	$8,060	$126	$(21)	$8,165
FHLMC	7,468	130	(11)	7,587
CMO’S	1,283	—	(134)	1,149

Total mortgage-backed securities	$16,811	$256	$(166)	$16,901

FRB Stock	895			895
FHLB Stock	2,670	—	—	2,670

Total	$72,656	$1,321	$(173)	$73,804

Held to Maturity:
Debt securities
U.S. government agencies	35	—	—	35
States and political subdivisions	1,916	—	—	1,916

Total	$1,951	$—	$—	$1,951

Available for sale securities with a total fair value of $68.5 million at June 30, 2009 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY. At June 30, 2009, the Company had a total of $32.9 million in borrowed funds with FHLBNY. The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements. As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held $2.1 million in FHLBNY stock as of June 30, 2009.
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
Systemic weakness in the FHLB could result in impairment of the Company’s FHLB stock. However, FHLBNY currently meets all of its capital requirements, continues to redeem excess stock for members, and has the expressed ability and intent to continue paying dividends. The most recent dividend was distributed on May 26, 2009 at 5.6% of capital stock. It has maintained a AAA credit rating with a stable outlook. FHLBNY earned $148.1 million in the first quarter, an increase from $100.2 million in the previous year’s first quarter. Due to the relatively strong financial health of FHLBNY, there is no impairment in the Bank’s FHLB stock as of June 30, 2009.
The scheduled maturities of debt and mortgage-backed securities at June 30, 2009 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	June 30, 2009
	Available for		Held to Maturity
	Sale Securities		Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Due in one year or less	$4,020	$4,114	$240	$240
Due after year one through five years	20,219	20,788	633	633
Due after fives years through ten years	22,618	23,097	475	475
Due after ten years	26,622	26,822	689	689

Total	$73,479	$74,821	$2,037	$2,037

Information regarding unrealized losses within the Company’s available for sale securities at June 30, 2009 and December 31, 2008, is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	June 30, 2009
	(in thousands)
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Debt securities:
U.S. government agencies	$10,428	$(87)	$—	$—	$10,428	$(87)
States and political subdivisions	4,865	(82)	—	—	4,865	(82)

Total debt securities	$15,293	$(169)	$—	$—	$15,293	$(169)

Mortgage-backed securities:
FNMA	$3,439	$(40)	$145	$(1)	$3,584	$(41)
FHLMC	—	—	124	(1)	124	(1)
CMO’S	—	—	999	(136)	999	(136)

Total mortgage-backed securities	$3,439	$(40)	$1,268	$(138)	$4,707	$(178)

Total temporarily impaired securities	$18,732	$(209)	$1,268	$(138)	$20,000	$(347)

	December 31, 2008
	(in thousands)
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Debt securities:
U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	1,966	(7)	—	—	1,966	(7)

Total debt securities	$1,966	$(7)	$—	$—	$1,966	$(7)

Mortgage-backed securities:
FNMA	$638	$(8)	$1,094	$(13)	$1,732	$(21)
FHLMC	—	—	1,209	(11)	1,209	(11)
CMO’S	—	—	1,142	(134)	1,142	(134)

Total mortgage-backed securities	$638	$(8)	$3,445	$(158)	$4,083	$(166)

Total temporarily impaired securities	$2,604	$(15)	$3,445	$(158)	$6,049	$(173)

Management has assessed the securities available for sale in an unrealized loss position at June 30, 2009 and December 31, 2008 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.
While the Company has not recorded any other-than-temporary impairment charges in 2008 or 2009, gross unrealized losses amount to only 0.4% of the total fair value of the securities portfolio at June 30, 2009, and the gross unrealized position has increased only $174 thousand from December 31, 2008 to June 30, 2009, it remains possible that the poor economy could negatively impact the securities portfolio in the future. The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.
3. FAIR VALUE MEASUREMENTS
Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, defines fair value, provides a framework for determining fair value and requires enhanced disclosure for those assets and liabilities that are carried on the balance sheet at fair value. Effective January 1, 2009, the Company adopted the non-financial assets and liabilities provision of SFAS No. 157, which requires measurement at fair value of certain non-financial assets and liabilities which are re-measured at fair value on a nonrecurring basis.
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
Observable market data should be used when available.

At June 30, 2009 and December 31, 2008, the estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$12,405	$12,405	$9,151	$9,151

Securities	$79,833	$79,833	$75,755	$75,755

Loans and leases, net	$378,258	$390,374	$401,626	$414,381

Leases held for sale	$40,920	$40,920	$—	$—

Financial liabilities:
Deposits	$451,253	$454,179	$403,953	$406,482

Other borrowed funds and securities sold under agreements to repurchase	$38,164	$38,294	$55,182	$55,449

Junior subordinated debentures	$11,330	$11,330	$11,330	$11,330

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
Cash and Cash Equivalents. For these short-term instruments, the carrying amount is a reasonable estimate of fair value. “Cash and Cash Equivalents” includes interest-bearing deposits at other banks.
Securities. Fair values for securities are determined using independent pricing services and market-participating brokers. The pricing service and brokers use a variety of techniques to arrive at fair value including market maker bids, quotes, and pricing models. Inputs to their pricing models include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. Management obtains a single market quote or price estimate for each security. These quoted prices reflect current information based on orderly transactions. These are considered Level 2 inputs under SFAS 157.
The Company holds certain municipal bonds as held-to-maturity. These bonds are generally small in dollar amount and are issued only by certain local municipalities within the Company’s market area. The original terms are negotiated directly and on an individual basis. These bonds are not traded on the open market and management intends to hold the bonds to maturity. The fair value is calculated by discounting the cash flows at current interest rates using market observable inputs as no market quotes are available.
Loans Receivable. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, net of the appropriate portion of the allowance for loan losses. For variable rate loans, the carrying amount is a reasonable estimate of fair value.
Leases Held For Sale. The Company is currently initiating a plan to sell its lease portfolio in its entirety. The fair value of leases held for sale is determined by quoted market prices from identified potential buyers and, as such, have been classified as a Level 2 valuation.
Deposits. The fair value of demand deposits, NOW accounts, muni-vest accounts and regular savings accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.
Other Borrowed Funds and Securities Sold Under Agreement to Repurchase. The fair value of the short-term portion of other borrowed funds approximates its carrying value. The fair value of the long-term portion of other borrowed funds is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Junior Subordinated Debentures. The carrying amount of Junior Subordinated Debentures is a reasonable estimate of fair value due to the fact that they bear a floating interest rate that adjusts on a quarterly basis.
Commitments to extend credit and standby letters of credit. As described in Note 8 “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at June 30, 2009 and December 31, 2008. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at June 30, 2009 and December 31, 2008 approximates the recorded amounts of the related fees, which are not considered material.
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
The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments disclosed in the previous table which are measured at fair value on both a recurring and non-recurring basis at June 30, 2009 and December 31, 2008:

	Fair Value Measurement
		Quoted Prices in
		Active Markets	Significant Other	Significant Other
		for Identical	Observable	Unobservable
	Fair Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
June 30, 2009
Securities available-for-sale	$75,725	$0	$75,725	$0
FHLB stock	$2,071	$0	$2,071
Leases held for sale	$40,920	$0	$40,920	$0
Impaired loans	$2,204	$0	$0	$2,204

December 31, 2008
Securities available-for-sale	$71,134	$0	$71,134	$0
FHLB stock	$2,670		$2,670
Impaired loans	$2,700	$0	$0	$2,700
Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). For the Company, these include impaired loans and goodwill and intangible assets. The Company evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Fair value is estimated based on the value of the collateral securing these loans. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business. Impaired loans had a carrying value of $2.2 million, with a valuation allowance of $0.5 million, at June 30, 2009, compared to a carrying value for loans and leases of $2.7 million, with a valuation allowance of $0.7 million, at December 31, 2008.

The Company measures the fair value of its reporting units annually, as of December 31st, using Level 3 inputs, utilizing the market value and income methods to determine if its goodwill and intangible assets are impaired. When using the cash flow models, management considers historical information, the Company’s operating budget for 2009, and the Company’s strategic goals in projecting net income and cash flows for the next five years. However, impairment analysis of the leasing reporting unit was performed at the end of the first quarter of fiscal 2009 due to a material change in circumstances and the decision to exit the national direct financing leasing business. FAS Statement No. 142 requires interim impairment testing when there is a material change in circumstances. The analysis resulted in a $2.0 million goodwill impairment charge pertaining to the leasing reporting unit. After experiencing a net loss in the second quarter of 2009 and in view of the fact that the market price for a share of the Company’s common stock was still below book value per share, management performed another impairment test for the entire Company at June 30, 2009. There were no impairment charges as a result of the test.
4. DISCONTINUED OPERATIONS
The Company elected to exit its national leasing operations in the first quarter of 2009. During the second quarter of 2009, the Company developed a plan of sale for the lease portfolio, which included an active strategy to identify potential buyers. There are no other assets or liabilities held for sale related to the leasing reporting unit. Based on competitive bids the leases were marked to market to $40.9 million and classified as held for sale at June 30, 2009. In accordance with FAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets,” the operations of the leasing reporting unit have been reported as discontinued operations in the accompanying statements of operations for the three and six month periods ended June 30, 2009 and for all prior year periods presented. For the second quarter of 2009, the Company recognized an after-tax loss of $2.1 million from discontinued operations, primarily related to the mark to market adjustment of $6.9 million of leases, of which $3.8 million was previously reserved for in the allowance for loan and lease losses.
The leasing business was formerly included in the Banking segment. The income statements for all periods have been reclassified. The reclassification resulted in a reduction to previously reported levels of Interest Income, Interest Expense on Deposits and Net Interest Income; a reduction in Provision for Loan and Lease Losses; a reduction in Other non-interest income; and a reduction in Non-Interest Expense. The reduction in those line items is equal to the amount attributable to the discontinued operations and is netted together in the “(Loss) Income from discontinued operations” line in the Company’s unaudited consolidated statements of operations.
Interest income attributable to the leasing reporting unit amounted to approximately $1.5 for the second quarter of 2009 compared with $1.7 million in the second quarter of 2008. Additionally, the year to date leasing interest income was $3.2 million and $3.3 million for the six months ended June 30, 2009 and 2008, respectively. The Company allocates interest expense to the leasing reporting unit for the cost to fund the lease portfolio. The interest expense allocated is based on an internally designated rate for the average outstanding lease balance that is required to be funded in any one reporting period. Due to the allocation of interest expense to the discontinued leasing operations, interest expense on deposits was reduced $0.7 million for the three month periods ended June 30, 2009 and 2008 and $1.5 million for the six month periods ended June 30, 2009 and 2008.
5. ALLOWANCE FOR LOAN AND LEASE LOSSES
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
The subjective portion of the allowance reflects management’s evaluation of various conditions, and involves a higher degree of uncertainty because this component of the allowance is not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this component include the following: industry and regional conditions; seasoning of the loan and lease portfolio and changes in the composition of and growth in the loan and lease portfolio; the strength and duration of the business cycle; existing general economic and business conditions in the lending areas; credit quality trends in nonaccruing loans and leases; timing of the identification of downgrades; historical loan and lease charge-off experience; and the results of bank regulatory examinations.
The following table sets forth information regarding the allowance for loan and lease losses for the six month periods ended June 30, 2009 and 2008.
Allowance for loan and lease losses

	Six months ended June 30,
	2009	2008
	(in thousands)
Beginning balance, January 1	$6,087	$4,555
Charge-offs:
Commercial	(164)	—
Real estate	(16)	(1)
Installment loans	(6)	(3)
Overdrafts	(21)	(26)
Direct financing leases	(2,597)	(838)
Leases held for sale	(6,886)	—

Total charge-offs	(9,690)	(868)

Recoveries:
Commercial	9	18
Real estate	—	—
Installment loans	1	2
Overdrafts	12	13
Direct financing leases	211	107

Total recoveries	233	140

Net charge-offs	(9,457)	(728)

Provision for loan and lease losses	8,949	1,232

Ending balance, June 30	$5,579	$5,059

Ratio of net charge-offs to average total loans and leases outstanding (annualized)	4.58%	0.43%

Ratio of allowance for loan and lease loss to total loans and leases	1.31%	1.38%

6. PER SHARE DATA
The common stock per share information is based upon the weighted average number of shares outstanding during each period. The Company had no potential dilutive securities for the three and six month periods ended June 30, 2009. This compares with 1,792 and 1,002 for the three and six month periods ended June 30, 2008, respectively.
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and six months periods ended June 30, 2009, there were approximately 168 thousand and 174 thousand shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive. For the three and six months periods ended June 30, 2008, there were approximately 106 thousand and 100 thousand shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.
7. SEGMENT INFORMATION
The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30, 2009
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$4,581	$(36)	$4,545
Provision for loan and lease losses	1,672	—	1,672

Net interest income (expense) after provision for loan and lease losses	2,909	(36)	2,873
Non-interest income	1,392	—	1,392
Insurance service and fees	—	1,623	1,623
Non-interest expense	4,223	1,332	5,555

Income from continuing operations before income taxes	78	255	333

	Six Months Ended June 30, 2009
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$8,929	$(85)	$8,844
Provision for loan and lease losses	2,127	—	2,127

Net interest income (expense) after provision for loan and lease losses	6,802	(85)	6,717
Non-interest income	2,823	—	2,823
Insurance service and fees	—	3,948	3,948
Non-interest expense	8,248	2,689	10,937

Income from continuing operations before income taxes	1,377	1,174	2,551

	Three Months Ended June 30, 2008
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$3,901	$(68)	$3,833
Provision for loan and lease losses	231	—	231

Net interest income (expense) after provision for loan and lease losses	3,670	(68)	3,602
Non-interest income	1,039	—	1,039
Insurance service and fees	—	1,617	1,617
Non-interest expense	3,512	1,281	4,793

Income from continuing operations before income taxes	1,197	268	1,465

	Six Months Ended June 30, 2008
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$7,521	$(159)	$7,362
Provision for loan and lease losses	371	—	371

Net interest income (expense) after provision for loan and lease losses	7,150	(159)	6,991
Non-interest income	2,293	—	2,293
Insurance service and fees	—	3,751	3,751
Non-interest expense	7,059	2,574	9,633

Income from continuing operations before income taxes	2,384	1,018	3,402

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

	June 30,	December 31,
	2009	2008
	(in thousands)
Commitments to extend credit	$89,140	$87,320
Standby letters of credit	4,062	2,807

Total	$93,202	$90,127

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
The Company is subject to possible litigation proceedings in the normal course of business. As of June 30, 2009, there were no claims pending against the Company that management considered to be material.

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
The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the six month periods ended June 30, 2009 and 2008.

	Six months ended June 30,
	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2009	2008	2009	2008
Service cost	$—	$—	$30	$30
Interest cost	108	118	90	87
Expected return on plan assets	(85)	(146)	—	—
Amortization of prior service cost	—	—	28	28
Amortization of the net loss	28	—	7	9

Net periodic cost (benefit)	$51	$(28)	$155	$154

The minimum required contribution for the defined benefit pension plan for 2009 is $0. However, the Bank expects to make a contribution of approximately $140,000 to alleviate the reduction in plan assets over the past year due to the volatile equities market.
10. RECENT ACCOUNTING PRONOUNCEMENTS
In April of 2009, the FASB issued Staff Position No. FAS 107-1, “Interim Disclosures About Fair Value of Financial Instruments.” This position extends the disclosure requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to interim financial statements of publicly traded companies. Staff Position No. FAS 107-1 is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has adopted the standard in the current reporting period and has provided the enhanced disclosure requirements around fair value of financial instruments in Note 3 to these Unaudited Consolidated Financial Statements.

In April of 2009, the FASB issued Staff Position No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This position revised the guidance for determining whether an impairment is other than temporary for debt securities, requires bifurcation of any other than temporary impairment between the amount representing credit loss and the amount related to all other factors and requires additional disclosures on other than temporary impairment of debt and equity securities. Staff Position No. FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted Staff Position No. FAS 115-2 in the current reporting period, but because it has had no previous other-than-temporary impairment charges, there was no impact on the Company’s financial statements.
In April of 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This position provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, provides guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures about fair value measurements in annual and interim reporting periods. As the Company does not have any assets or liabilities that have experienced a significant decrease in activity in relation to normal market activity, Staff Position No. FAS 157-4 did not have an impact on the Company’s financial statements.
In June of 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The FASB’s Accounting Standards Codification was released on July 1, 2009. The Codification will become the exclusive authoritative reference for nongovernmental U.S. generally accepted accounting principles (“GAAP”) for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy previously set forth in Statement No. 162. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Company will adopt the standard for the interim period ended September 30, 2009. There will be no impact on the Company’s financial statements, but disclosure references will adhere to the Codification.
In June of 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” Statement No. 167 amends the guidance in FASB Interpretation 46(R) related to the consolidation of variable interest entities (“VIEs”). It changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This Statement requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The Statement is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. The Company will adopt the standard on January 1, 2010. As the Company does not have any VIE’s, the adoption of this standard will not have any impact on the Company’s financial statements.
11. SUBSEQUENT EVENTS
Subsequent events per SFAS No. 165, Subsequent Events, represent events or transactions occurring after the balance sheet date but before the financial statements are issued or are available to be issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Financial statements are considered “available to be issued” when they are complete in form and format that complies with GAAP and all approvals necessary for their issuance have been obtained.
Specifically, there are two types of subsequent events:

•	Those comprising events or transactions providing additional evidence about conditions that existed at the balance sheet date, including estimates inherent in the financial statement preparation process (referred to as recognized subsequent events).
•	Those comprising events that provide evidence about conditions not existing at the balance sheet date but, rather, that arose after such date (referred to as non-recognized subsequent events).
Subsequent events have been evaluated through August 14, 2009, the date the June 30, 2009 financial statements were available to be issued.
On July 24, 2009, the Bank entered into a definitive purchase and assumption agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”) under which the Bank assumed approximately $51 million in liabilities, consisting almost entirely of deposits, and certain other liabilities, consisting primarily of accrued interest, and purchased substantially all of the assets, of Waterford Village Bank, a community bank located in Williamsville, New York. Total assets purchased (as calculated post-closing) amounted to approximately $47 million, including a loan portfolio of approximately $43 million. Under the terms of the Agreement, the FDIC made an initial payment of $4.6 million to Evans Bank, which includes the bid price of a $0.8 million discount and approximately $3.8 million for the capital shortfall at the initial closing. The final settlement will be determined 180 days after the purchase date of July 24, 2009. All of the purchased loans and foreclosed real estate that are being purchased by the Bank under the Agreement are covered by a loss sharing agreement between the FDIC and the Bank which is included in the Agreement. Under this loss sharing agreement, the FDIC has agreed to bear 80% of loan and foreclosed real estate losses up to $5.6 million and 95% of losses that exceed $5.6 million. Reimbursable losses are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition.
Management is still evaluating the estimated fair values of the assets acquired and the liabilities assumed, as is required under the acquisition method of accounting. Accordingly, the amount of any goodwill or bargain purchase gain is also yet to be determined.
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
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The Company’s Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Company’s Unaudited Consolidated Financial Statements and Notes. These estimates, assumptions and judgments are based on information available as of the date of the Unaudited Consolidated Financial Statements. Accordingly, as this information changes, the Unaudited Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques. Refer to Note 3 to the Company’s Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further detail on fair value measurement.
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

Goodwill and Intangible Assets
The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model. The goodwill impairment testing is typically performed annually on December 31st. However, an impairment analysis of the leasing reporting unit was performed at the end of the first quarter of fiscal 2009 due to a material change in circumstances, the Company’s decision to exit the national direct financing leasing business. SFAS Statement No. 142 requires interim impairment testing when there is a material change in circumstances. The analysis resulted in a $2.0 million goodwill impairment charge. After experiencing a net loss in the second quarter of 2009 and in view of the fact that the market price for a share of the Company’s common stock was still below book value per share, management performed another impairment test at June 30, 2009 for the remainder of the business. There were no impairment charges as a result of the test.
ANALYSIS OF FINANCIAL CONDITION
Loan and Lease Activity
Total loans and leases grew to $424.8 at June 30, 2009, reflecting a $6.0 million or 1.4% increase from March 31, 2009 and a $17.0 million or 4.2% increase from December 31, 2008. Gross loans and leases are net of $0, $10.0 million, and $11.1 million of unearned income on direct financing leases as of June 30, 2009, March 31, 2009 and December 31, 2008, respectively. Commercial loans and leases totaled $324.1 million at June 30, 2009, reflecting a $3.7 million or 1.2% increase from March 31, 2009 and a $15.3 million or 4.9% increase from December 31, 2008. Growth in commercial real estate loans of $18.6 million for the second fiscal quarter and $29.8 million for the year to date was largely responsible for the increase in commercial loans and leases from March 31, 2009 and December 31, 2008, respectively, to June 30, 2009.
The Company has no direct exposure to sub-prime lending, and as a result, the faltering sub-prime credit market has not affected the Company’s loan portfolio beyond the recessionary consequences suffered by the economy as a whole. In contrast, some of the Bank’s larger competitors and the conduit markets are having capital adequacy and liquidity problems due to their exposure to sub-prime loans in their investment portfolio or lending activities in other parts of the United States. These problems have caused some of those competitors to curtail their lending activities somewhat and consequently have created opportunities in the local commercial real estate market for smaller banks not experiencing the same issues, such as the Bank. The increased opportunities have resulted in the Bank’s strong loan growth rates.
Direct finance lease balances decreased $14.5 million or 26.2% from March 31, 2009 and $17.7 million or 30.2% from December 31, 2008. Starting in the third quarter of 2008, the leasing portfolio’s asset quality began to deteriorate. This deterioration accelerated in the first quarter of 2009. Non-performing leases increased to $2.1 million at June 30, 2009, from $0.8 million at December 31, 2008 and $1.6 million at March 31, 2009. Net leasing charge-offs in the second quarter of 2009 were $7.7 million (including $6.9 million for the mark-to-market adjustment), compared with $1.6 million in the first quarter of 2009 and $0.4 million in the second quarter of 2008. This rapid deterioration in the portfolio prompted management to take preventive measures such as credit tightening for new applicants and consolidation of ENL’s broker network during the fourth quarter of 2008. However, in the first quarter of 2009 management decided that these measures were not enough and materially slowed new originations. Given the high risk of the portfolio in the current economic recession, in April 2009 management decided that the business model of ENL was no longer a good strategic fit, and decided to exit the national leasing business. As it was the Company’s intent to sell the leasing portfolio as of June 30, 2009, the portfolio was marked to its market value and classified as held for sale on the Company’s balance sheet.
Consumer loans totaled $100.1 million at June 30, 2009, reflecting a $2.5 million or 2.6% increase from March 31, 2009 and a 2.0% increase from December 31, 2008. Consumer real estate loans increased $1.0 million or 1.8% from March 31, 2009 and decreased $0.5 million or 0.9% from December 31, 2008. Recent efforts by the federal government to stimulate housing demand in the face of the economic recession have lowered residential home mortgage rates and resulted in significantly increased consumer real estate demand. However, given the low fixed rates and long terms of the loans being originated, the Company has sold most of its originated residential mortgage loans. This, along with accelerated prepayments from existing customers re-financing their homes, has resulted in decreased consumer real estate balances at June 30, 2009 compared to December 31, 2008.
The Bank sells these fixed rate residential mortgages to the Federal National Mortgage Association (“FNMA”), while maintaining the servicing rights for those mortgages. During the three month period ended June 30, 2009, the Bank sold mortgages to FNMA totaling $4.6 million, as compared with $0.9 million sold during the three month period ended June 30, 2008. During the six month period ended June 30, 2009, the Bank sold mortgages to FNMA totaling $8.8 million, as compared to $1.4 million sold during the six month period ended June 30, 2008. At June 30, 2009, the Bank had a loan servicing portfolio principal balance of $33.2 million upon which it earns servicing fees, as compared with $31.0 million at March 31, 2009 and $26.9 million at December 31, 2008.
Loan and Lease Portfolio Composition
The following table presents selected information on the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated.

(in thousands)	June 30, 2009	Percentage	December 31, 2008	Percentage
Commercial Loans and Leases
Real Estate	$233,245	54.9%	$203,449	49.9%
Installment	25,219	6.0%	24,770	6.1%
Direct Financing Leases	—	—	58,639	14.4%
Leases Held for Sale	40,920	9.6%	—	—
Lines of Credit	24,680	5.8%	21,953	5.4%
Cash Reserve	66	0.0%	52	0.0%

Total Commercial Loans and Leases	324,130	76.3%	308,863	75.8%
Consumer Loans
Real Estate	56,245	13.2%	56,730	13.9%
Home Equity	41,785	9.8%	39,348	9.6%
Installment	1,510	0.4%	1,609	0.4%
Overdrafts	192	0.1%	360	0.1%
Other	320	0.1%	5	0.0%

Total Consumer Loans	100,052	23.6%	98,052	24.0%
Net Deferred Costs & Unearned Discounts	575	0.1%	798	0.2%

Total Loans and Leases	424,757	100.0%	407,713	100.0%
Allowance for Loan and Lease Losses	(5,579)		(6,087)

Loans and Leases, net	$419,178		$401,626

Net loan and lease charge-offs were $7.8 million in the three month period ended June 30, 2009 as compared with $1.6 million in the first quarter of 2009 and $0.4 million in the three month period ended June 30, 2008. Nearly all of the net charge-offs for all periods were in the Company’s leasing portfolio, including the mark to market value of $6.9 million when the portfolio became classified as held-for-sale. The rapid deterioration of the portfolio and the sensitivity of direct financing leases to the economic environment led management to make the strategic decision in April 2009 to exit the national direct financing leasing business. As it was the Company’s intent to sell the leasing portfolio as of June 30, 2009, the portfolio was marked to its market value and classified as held for sale on the balance sheet.
Non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled 1.14% of total loans and leases outstanding at June 30, 2009 as compared with 0.98% at March 31, 2009 and 0.88% at December 31, 2008. The allowance for loan and lease losses totaled $5.6 million or 1.31% of total loans and leases outstanding at June 30, 2009 as compared with $7.8 million or 1.86% of total loans and leases outstanding as of March 31, 2009 and $6.1 million or 1.49% of total loans and leases outstanding as of December 31, 2008. Given the accelerated charge-offs in the leasing portfolio and the continued troubles in the economy, management increased the allowance for loan and lease losses through the provision for loan and lease losses to cover the increased level of expected future losses inherent in the portfolio at March 31, 2009. However, when the direct financing leases were classified as held for sale at June 30, 2009 and marked to their market value, the markdown was recorded as a charge-off that reduced the reserve for leases to zero. This resulted in a lower allowance for loan and lease losses at June 30, 2009.
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
The following table sets forth information regarding non-performing loans and leases as of the dates specified.

	June 30, 2009	December 31, 2008
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate
Residential 1-4 family	$70	$50
Commercial and multi-family	1,521	1,787
Construction	417	417
Second mortgages	—	—
Home equity lines of credit	—	—

Total mortgage loans on real estate	2,008	2,254

Direct financing leases	2,090	791

Commercial loans	651	263

Consumer installment loans	—	—

Other	—	123

Total non-accruing loans and leases	$4,749	$3,431

Accruing loans and leases 90+ days past due	104	148

Total non-performing loans and leases	4,853	3,579

Total non-performing loans and leases as a percentage of total assets	0.88%	0.68%
Total non-performing loans and leases as a percentage of total loans and leases	1.14%	0.88%

For the three and six month period ended June 30, 2009, gross interest income that would have been reported on non-accruing loans and leases had they been current was $127 thousand and $217 thousand. For the three and six month periods ended June 30, 2008, gross interest income that would have been reported on non-accruing loans and leases had they been current, was $14 thousand and $30 thousand, respectively. There was $6 thousand and $61 thousand of interest income on non-accruing loans and leases included in net income for the three and six month periods ended June 30, 2009. There was $12 thousand and $22 thousand of interest income on non-accruing loans and leases included in net income for the three and six month periods ended June 30, 2008.
Investing Activities
Total securities decreased to $79.8 million at June 30, 2009, reflecting a $13.3 million, or 14.3%, decrease from $93.2 million at March 31, 2009 and a 5.4% increase from $75.8 million at December 31, 2008. Securities and interest-bearing deposits at banks made up 16.8% of the Bank’s total average interest earning assets in the second quarter of 2009 compared with 15.8% in the first quarter of 2009 and 16.0% in the second quarter of 2008.
The Bank continues to have a large concentration in tax-advantaged municipal bonds, which make up 50.0% of the portfolio at June 30, 2009 compared with 47.1% at March 31, 2009 and 49.3% at December 31, 2008; and U.S. government-sponsored agency bonds of various types, which comprise 26.1% of the portfolio at June 30, 2009 versus 34.2% at March 31, 2009 and 23.7% at December 31, 2008. Agency mortgage-backed securities comprise 20.2% at June 30, 2009 compared with 16.1% at March 31, 2009 and 20.9% at December 31, 2008. As a member of both the Federal Reserve System and the Federal Home Loan Bank of New York (“FHLBNY”), the Bank is required to hold stock in those entities. These investments made up 3.7% of the portfolio at June 30, 2009 versus 2.6% at March 31, 2009 and 4.7% at December 31, 2008. The credit quality of the securities portfolio as a whole is believed to be strong as the portfolio is in an overall unrealized net gain position, with no individual securities in a significant unrealized loss position.
The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. Management believes the average expected life of the securities portfolio is 3.7 years as of June 30, 2009 compared with 3.0 years as of March 31, 2009 and 2.1 years as of December 31, 2008. The longer average life is because the Company does not have any short-term discount notes as of June 30, 2009 as it did on March 31, 2009 and December 31, 2008, and also due to the Company’s purchase of municipal bonds to replace securities rolling off. Discount notes are bonds which typically have maturities of under one month and are used to collateralize short-term, seasonal municipal deposits. Late in 2008 and early in 2009, municipal bonds were selling at a spread to U.S. Treasury bonds much wider than the historical norms due to market concerns over municipal bond insurers during the economic crisis. Management took advantage of these wide spreads and purchased municipal bonds at favorable yields. Spreads have now returned to much closer to historical norms. Available-for-sale securities with a total fair value of $68.5 million at June 30, 2009 were pledged as collateral to secure public deposits and for other purposes required or permitted by law. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or Fannie Mae or Freddie Mac preferred stock investments in its investment portfolio.
Funding Activities
Total deposits at June 30, 2009 were $451.3 million, reflecting an $8.8 million or 1.9% decrease from March 31, 2009 and a $47.3 million or 11.7% increase from December 31, 2008. Demand deposits at June 30, 2009 were $87.8 million, reflecting a $7.5 million or 9.4% increase from March 31, 2009 and an $11.9 million or 15.6% increase from December 31, 2008. Demand deposit balances fluctuate day-to-day based on the high volume of transactions normally associated with the demand product, and therefore average demand deposit growth is a better measure of sustained growth. Average demand deposits in the three month period ended June 30, 2009 were 7.7% higher than the first quarter of 2009, and 17.0% higher than the prior year’s second quarter. Much of the overall deposit growth in the quarter ended June 30, 2009 when compared with the prior year-end is attributable to an increase in regular savings deposits of $37.4 million, or 24.2%, to $191.6 million. The Company introduced a new money market savings product in 2008 and much of the continued growth in regular savings is due to this product. NOW deposits increased during the quarter ended June 30, 2009 by $2.5 million, or 26.1%, while muni-vest balances decreased during the same quarter by $14.2 million, or 31.0%. The decrease in muni-vest balances reflects the seasonal nature of municipal deposit balances. Municipal deposits trend higher in the first quarter when municipalities collect taxes. These deposits tend to diminish throughout the fiscal year as municipalities use the funds for operations. Time deposits were $128.2 million at June 30, 2009, reflecting a $12.8 million or 9.1% decrease from March 31, 2009 and an $8.2 million or 6.0% decrease from December 31, 2008. The decrease in time deposits is primarily due to the fact that management chose not to chase high-rate short-term competitive time deposit rates at a time when wholesale rates remained at historical lows. The Company’s customer acquisition strategy has focused on attracting customers to its money market savings product, rather than time deposits.
Short-term borrowings from other correspondent banks and the FHLBNY was $6.2 million at June 30, 2009, a slight increase from $4.5 million at March 31, 2009, but a significant decrease from $30.7 million at December 31, 2008. Long-term borrowings were $27.0 million at June 30, 2009, reflecting an $8.8 million increase from March 31, 2009 and December 31, 2008. The Company’s strong savings deposit growth has resulted in a decrease in its need for wholesale short-term borrowings. However, in an effort to mitigate interest rate risk with the growing variable rate savings balances and declining fixed rate time deposits, the Company increased its long-term fixed rate borrowings.

ANALYSIS OF RESULTS OF OPERATIONS
Average Balance Sheet
The following tables present the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid for the periods indicated. The assets and liabilities are presented as daily averages. The average loan and lease balances include both performing and non-performing loans and leases. Investments are included at amortized cost. Yields are presented on a non-tax-equivalent basis. The tables are inclusive of the associated interest income and expense of the leasing reporting unit, which are presented as part of discontinued operations in the Statement of Operations Income Statement in the Company’s Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$418,952	$6,632	6.33%	$345,200	$6,434	7.46%
Taxable securities	40,767	388	3.81%	29,130	320	4.39%
Tax-exempt securities	42,713	447	4.19%	35,947	392	4.36%
Interest bearing deposits at banks	1,104	—	0.06%	651	3	1.84%

Total interest-earning assets	503,536	7,467	5.93%	410,928	7,149	6.96%

Non interest-earning assets:

Cash and due from banks	11,904			12,143
Premises and equipment, net	9,606			8,343
Other assets	32,040			29,734

Total Assets	557,086			461,148

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$10,940	$8	0.29%	$12,722	$24	0.75%
Regular savings	186,467	606	1.30%	93,448	285	1.22%
Muni-Vest savings	38,976	66	0.68%	24,457	118	1.93%
Time deposits	136,110	1,144	3.36%	145,705	1,439	3.95%
Other borrowed funds	26,397	191	2.89%	39,901	288	2.89%
Junior subordinated debentures	11,330	102	3.60%	11,330	154	5.44%
Securities sold U/A to repurchase	4,350	4	0.37%	5,363	11	0.82%

Total interest-bearing liabilities	414,570	$2,121	2.05%	332,926	$2,319	2.79%

Noninterest-bearing liabilities:
Demand deposits	85,334			72,940
Other	12,527			10,493

Total liabilities	$512,431			$416,359

Stockholders’ equity	44,655			44,789

Total Liabilities and Equity	$557,086			461,148

Net interest earnings		$5,346			$4,830

Net yield on interest earning assets			4.25%			4.70%

Interest rate spread			3.88%			4.17%

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$412,997	$13,295	6.44%	$333,680	$12,608	7.56%
Taxable securities	38,443	724	3.77%	31,023	641	4.13%
Tax-exempt securities	41,319	875	4.24%	36,400	791	4.35%
Interest bearing deposits at banks	856	—	0.06%	676	7	2.07%

Total interest-earning assets	493,615	14,894	6.03%	401,779	14,047	6.99%

Non interest-earning assets:

Cash and due from banks	11,701			12,086
Premises and equipment, net	9,704			8,332
Other assets	32,417			29,684

Total Assets	547,437			451,881

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$11,605	$19	0.33%	$11,549	$39	0.68%
Regular savings	177,172	1,247	1.41%	90,089	541	1.20%
Muni-Vest savings	34,559	133	0.77%	24,458	295	2.41%
Time deposits	136,535	2,322	3.40%	140,896	2,948	4.18%
Other borrowed funds	31,037	377	2.43%	41,566	667	3.21%
Junior subordinated debentures	11,330	225	3.97%	11,330	347	6.13%
Securities sold U/A to repurchase	4,893	11	0.45%	5,439	22	0.81%

Total interest-bearing liabilities	407,131	$4,334	2.13%	325,327	$4,859	2.99%

Noninterest-bearing liabilities:
Demand deposits	82,294			71,464
Other	12,609			10,651

Total liabilities	$502,034			407,442

Stockholders’ equity	45,403			44,439

Total Liabilities and Equity	$547,437			451,881

Net interest earnings		$10,560			$9,188

Net yield on interest earning assets			4.28%			4.57%

Interest rate spread			3.90%			4.00%

Net Income
The Company had income from continuing operations of $0.3 million in the second quarter of 2009, a decrease of $0.8 million, or 76.7%, from income from continuing operations of $1.1 million in the prior year’s second quarter. The Company’s strong growth in net interest income of $0.7 million was more than offset by a $1.4 million increase in provision for loan losses. The allowance for loan losses was increased as the troubled economy continues to increase the risk of future loan losses. For the year-to-date, the Company had income from continuing operations of $2.0 million, a decrease of $0.5 million, or 22.1%, from continuing operations of $2.5 million in the prior year. The same factors that caused the quarterly decrease were also the primary factors in the year-to-date decrease.
The Company also incurred a loss from discontinued operations of $2.1 million in the second quarter of 2009, compared with income from discontinued operations of $0.3 million in the second quarter of 2008. The Company’s lease portfolio was classified as held-for-sale at June 30, 2009, resulting in the leasing portfolio being marked to its market value as determined by competitive bids received from potential buyers. This mark of $6.9 million and net charge-offs of $0.8 million previous to the portfolio’s classification as held-for-sale were the primary factors that caused the loss in discontinued operations. Given the reserve for leases of $3.8 million at March 31, 2009, the impact to income from discontinued operations before taxes was $3.9 million. For the year-to-date, the loss from discontinued operations was $5.1 million, compared with income from discontinued operations of $0.5 million in the prior year. The provision for leasing credit losses in the first quarter was $2.9 million. Therefore, the year-to-date provision for leasing credit losses is $6.8 million. This provision was the primary cause of the year-to-date loss from discontinued operations.
The Company has included several line items related to discontinued operations in its unaudited consolidated statements of operations because the lease portfolio was classified as held-for-sale at June 30, 2009. See Note 4, Discontinued Operations, to the Company’s Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the reclassification.
In total, the Company recorded a net loss for the second quarter of 2009 of $1.9 million, or ($0.67) per diluted share, compared with net income of $1.4 million, or $0.50 per diluted share, in the second quarter of 2008. For the year to date, the net loss was ($3.1) million, or ($1.12) per share, compared with $3.0 million in net income, or $1.08 per share, in the prior year period. Return on average equity was (16.60%) for the quarter and (13.66%) for the year to date, compared with 12.37% and 13.41% in last year’s respective periods.
Other Results of Operations
Net interest income increased to $5.3 million during the second quarter of 2009, an increase of 10.7% from $4.8 million in the second quarter of 2008. Net interest income for the six month period ended June 30, 2009 was $10.6 million, an increase of 14.9% from $9.2 million in the prior year. (The net interest income analysis includes the impact of the leasing portfolio. The average balance sheet schedules on the previous two pages should be used in conjunction with this analysis). Growth of the core loan portfolio and the reduced cost of interest-bearing liabilities continue to be the main factors driving this increase. The core loan portfolio is defined as total loans and leases less direct financing leases. Core loans were $383.8 million at June 30, 2009, an increase of 5.6% from $363.4 million at March 31, 2009, and 10.0% from $349.1 million at December 31, 2008. The Company continued to experience strong growth in commercial real estate. Origination of residential mortgages was also very strong in the second quarter of 2009 with $9.2 million in originations, compared with $4.5 million in last year’s second quarter. Residential mortgage balances are flat, however, as the Company does not hold 30-year loans and has sold most of the mortgages to FNMA in an effort to mitigate the interest rate risk of keeping 30-year fixed rate loans, resulting in a gain on sale of $25 thousand, compared with a gain of $4 thousand in the previous year’s second quarter. The Company continues to service all mortgage loans it originates. The direct financing lease portfolio declined $14.5 million from March 31, 2009 to $40.9 million at the end of the 2009 second quarter as the Company ceased lease originations in the second quarter of 2009 and also marketed the portfolio for sale. As it was the Company’s intent to sell the portfolio at June 30, 2009, the lease portfolio was classified as held-for-sale and marked to its market value of $40.9 million. The market value is based on quoted market prices from identified potential buyers from the Company’s marketing efforts related to the leasing portfolio.
The Company’s net interest margin was 4.25% and 4.28% for the three and six month periods ended June 30, 2009, respectively, down from 4.70% and 4.57% in the prior year’s respective periods. (The net interest margin analysis includes the impact of the leasing portfolio. The average balance sheet schedules on the previous two pages should be used in conjunction with this analysis). The decreased margin was partly due to a higher concentration of investments in 2009, which typically have lower yields than loans, and run-off in the leasing portfolio. Net loans and leases earned a yield of 6.33% and 6.44% in the three and six month periods ended June 30, 2009, respectively, compared with 7.46% and 7.56%, respectively. Some of the decrease in yield is due to variable rate loans re-pricing at lower rates and new fixed-rate loans replacing older loans that had higher interest rates. However, much of this negative impact to net interest income and net interest margin is offset by the beneficial re-pricing in interest-bearing liabilities. The incremental impact is attributable to the run-off of the leasing portfolio. The Company’s leases typically earned an interest yield of approximately 14%, much higher than the Company’s core loan portfolio yields noted above. After the leasing portfolio is sold or as it runs off, it is expected that the net interest margin will decline. Limiting the effect of these factors was the strong non-interest-bearing demand deposit growth discussed above under “Analysis of Financial Condition – Funding Activities.”
Net charge-offs to average total loans and leases increased to 7.48% compared with 1.59% in the first quarter of 2009 and 0.42% for the 2008 second quarter. The net charge off ratio for the first six months of 2009 was 4.58%, compared with 0.43% for the same period in 2008. This increase in net charge-offs was primarily related to the direct finance national lease portfolio. As noted earlier, the leasing portfolio was classified as held-for-sale on the balance sheet as of June 30, 2009, and as such was marked down to its market value. This mark to market adjustment and actual charge-offs amounted to $7.7 million in the second quarter. $3.8 million had previously been reserved for, resulting in the $3.9 million provision in the second quarter related to leasing. Excluding the lease portfolio, there were $176 thousand in net charge-offs in the core loan portfolio.
Non-interest income increased 13.5%, or $0.4 million, from last year’s second quarter to $3.0 million in the second quarter of 2009. For the six month period ended June 30, 2009, non-interest income increased 12.0%, or $0.7 million, to $6.8 million. Non-interest income represented 39.9% and 43.4% of total revenue in the three and six month periods ended June 30, 2009, compared with 40.9% and 45.1% in the same respective periods in 2008.
Insurance service and fee income, the largest component of non-interest income, was flat in the second quarter of 2009 to last year’s second quarter at $1.6 million as the soft insurance market continued. For the year-to-date, insurance services and fee income increased $0.2 million, or 5.3%, over the prior year period to $3.9 million. Other income increased $0.3 million from the second quarter of 2008 to the second quarter of 2009 due to revenue generated by Suchak Data Systems, Inc. (“SDS”), a data processing company acquired by the Company in December 2008. Other income for the first six months increased $0.4 million over the same prior year period for the same factors causing the quarterly increase.
Total non-interest expenses were $5.6 million and $10.9 million for the three and six month periods ended June 30, 2009, respectively, compared with $4.8 million and $9.6 million for the same periods in 2008. The largest component of the increase in total non-interest expenses from last year’s second quarter was salaries and employee benefits expense of $3.0 million, which increased $0.3 million or 9.6% over the second quarter of 2008. Salaries and benefits were higher because of the addition of 18 new employees including those working in the Company’s new branch office in the Elmwood Village in Buffalo, and from the acquisitions of SDS and the Fitzgerald Agency. Another significant factor in the increase in non-interest expenses were higher FDIC insurance premiums. FDIC insurance expense was $320 thousand for the three month period ended June 30, 2009 compared with $30 thousand in the same period in the prior year. In addition to increased premiums, a $250 thousand special FDIC assessment to be paid in September 2009 was accrued for in June 2009.
For the year-to-date period, salaries and benefits expenses increased $0.7 million, or 12.7%, to $6.1 million. FDIC insurance expense increased from $40 thousand to $383 thousand. The increases were primarily attributed to the same factors cited above with respect to the quarterly increase.
The efficiency ratio for the three and six month periods ended June 30, 2009, was 70.59% and 70.07%, compared with 71.38% and 71.89% in last year’s comparable periods. Amortization is excluded from the efficiency ratio calculation. The efficiency ratio has been relatively stable as the increased salaries and benefits expenses and FDIC insurance expenses have been offset by the increase in net interest income and non-interest income
Income tax benefit totaled ($1.1) million and ($1.8) million for the three and six month periods ended June 30, 2009, respectively, reflecting an effective tax rate of (38.2%) and (36.6%). The effective tax rate for the three and six month periods ended June 30, 2008 was 28.1% and 28.5%, respectively. Excluding the tax benefit from discrete items such as the impairment charge and the mark to market leasing adjustment, the Company records an effective tax rate based on the expected rate for the entire year.
CAPITAL
The Company consistently maintains regulatory capital ratios measurably above the federal “well capitalized” standard of 5.00% with a Tier 1 leverage ratio of 7.89%. Average equity as a percentage of average assets was 8.02% in the three months ended June 30, 2009, compared with 8.58% in the three months ended March 31, 2009, and 9.71% in the three months ended June 30, 2008. The decrease was a result of the strong growth in core earning assets over the last year as well as the net loss incurred in the first six months of 2009. The net loss in the second quarter of 2009 resulted in a lower book value per share of $15.08 at June 30, 2009, compared with $15.80 at March 31, 2009, and $16.57 at December 31, 2008.

LIQUIDITY
The Company utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates. Advances of up to $60.0 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. The Bank recently was approved for additional credit at FHLB after placing additional commercial real estate loans as collateral at FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network, of which the Bank became a member in 2009. Additionally, the Company has access to capital markets as a funding source.
Cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At June 30, 2009, approximately 5.7% of the Bank’s securities had contractual maturity dates of one year or less and approximately 33.5% had maturity dates of five years or less.
Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases. At June 30, 2009, in the Company’s internal stress test, the Company had net short-term liquidity of $29.0 million as compared with $19.7 million at March 31, 2009 and $22.4 million at December 31, 2008. Available assets of $84.3 million, divided by public and purchased funds of $132.0 million, resulted in a long-term liquidity ratio of 64% at June 30, 2009, compared with 65% at March 31, 2009 and 51% at December 31, 2008.
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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The following table demonstrates the possible impact of changes in interest rates on the Bank’s net interest income over a 12-month period of time:
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST
RATES

	Calculated (decrease) increase
	in projected annual net interest income
	(in thousands)
	June 30, 2009	December 31, 2008
Changes in interest rates

+200 basis points	675	(293)
+100 basis points	339	(140)

-100 basis points	(90)	(33)
-200 basis points	N/A	20
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

ITEM 4 - CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2009 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2009 annual shareholders meeting of the registrant was held on April 23, 2009. At the meeting Robert G. Miller, Jr., John R. O’Brien, and James Tilley were re-elected as directors for a term of three years. The following table reflects the tabulation of votes with respect to each director who was elected at the 2009 annual meeting.
Number of Votes

Director Nominees:	For:	Withheld:
Robert G. Miller, Jr	1,793,458	59,436
John R. O’Brien	1,787,773	65,120
James Tilley	1,783,439	69,455
The following directors also continued their terms as directors of the Company following the 2009 annual shareholders meeting:

Phillip Brothman
James E. Biddle, Jr
Kenneth C. Kirst
Mary Catherine Militello
David J. Nasca
David M. Taylor
Nancy W. Ware
Thomas H. Waring, Jr.
The 2009 Long-Term Equity Incentive Plan was also approved at the 2009 annual meeting. The following table reflects the tabulation of votes:

	For:	Against:	Withheld:
2009 Long-Term Equity Incentive Plan	872,134	102,869	327,224

ITEM 6 – EXHIBITS

Exhibit No.	Name	Page No.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	39

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	40

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	41

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	42

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE
August 14, 2009	/s/ David J. Nasca David J. Nasca
President and CEO
(Principal Executive Officer)

DATE
August 14, 2009	/s/ Gary A. Kajtoch Gary A. Kajtoch
Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Name	Page No.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	39

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	40

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	41

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	42