Form 10-Q
period 2009-09-30
EVANS BANCORP INC
filed 2009-11-09
CIK 842518

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2009

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
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $.50 par value: 2,803,038 shares as of November 1, 2009

INDEX
EVANS BANCORP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$12,653	$9,036
Interest-bearing deposits at banks	1,159	115
Securities:
Available for sale, at fair value	78,816	71,134
Federal Home Loan Bank stock	2,226	2,670
Held to maturity, at amortized cost	2,758	1,951

Loans and leases, net of allowance for loan and lease losses of $6,063 in 2009 and $6,087 in 2008	473,004	401,626

Properties and equipment, net	9,382	9,885
Goodwill	8,101	10,046
Intangible assets	2,262	2,900
Bank-owned life insurance	11,809	11,685
Other assets	11,387	7,926

TOTAL ASSETS	$613,557	$528,974

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$83,196	$75,959
NOW	11,349	10,775
Regular savings	219,309	154,283
Muni-vest	33,727	26,477
Time	155,184	136,459

Total deposits	502,765	403,953

Securities sold under agreement to repurchase	6,662	6,307
Other short-term borrowings	9,582	30,695
Other liabilities	10,690	12,590
Junior subordinated debentures	11,330	11,330
Long-term borrowings	27,000	18,180
Dividend payable	559	—

Total liabilities	568,588	483,055

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:

Common stock, $.50 par value; 10,000,000 shares authorized; 2,795,198 and 2,771,788 shares issued and outstanding, respectively	1,398	1,386
Capital surplus	27,043	26,696
Retained earnings	16,015	18,374
Accumulated other comprehensive income (loss), net of tax	513	(537)
Less: Treasury stock, at cost (0 shares)	—	—

Total stockholders’ equity	44,969	45,919

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$613,557	$528,974

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2009	2008
INTEREST INCOME
Loans and leases	$7,046	$6,908
Interest bearing deposits at banks	—	13
Securities:
Taxable	479	360
Non-taxable	399	353

Total interest income	7,924	7,634
INTEREST EXPENSE
Deposits	1,624	2,115
Other borrowings	242	234
Junior subordinated debentures	90	151

Total interest expense	1,956	2,500
NET INTEREST INCOME	5,968	5,134
PROVISION FOR LOAN AND LEASE LOSSES	634	582

NET INTEREST INCOME AFTER	5,334	4,552
PROVISION FOR LOAN AND LEASE LOSSES
NON-INTEREST INCOME
Bank charges	562	597
Insurance service and fees	1,750	1,756
Net gain on sales and calls of securities	10	—
Premium on loans sold	13	2
Bank-owned life insurance	111	31
Gain on bargain purchase	671	—
Other	712	529

Total non-interest income	3,829	2,915
NON-INTEREST EXPENSE
Salaries and employee benefits	3,216	2,940
Occupancy	687	631
Repairs and maintenance	153	162
Advertising and public relations	133	125
Professional services	379	243
Technology and communications	173	305
Amortization of intangibles	222	171
FDIC Insurance	167	56
Other	666	621

Total non-interest expense	5,796	5,254

INCOME BEFORE INCOME TAXES	3,367	2,213
INCOME TAXES	931	788

NET INCOME	$2,436	$1,425

Net income per common share-basic	$0.87	$0.52

Net income per common share-diluted	$0.87	$0.52

Cash dividends per common share	$0.20	$0.41

Weighted average number of common shares	2,795,198	2,755,274

Weighted average number of diluted shares	2,805,493	2,757,972

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2009	2008
INTEREST INCOME
Loans and leases	$20,340	$19,515
Interest bearing deposits at banks	1	20
Securities:
Taxable	1,202	1,001
Non-taxable	1,274	1,144

Total interest income	22,817	21,680
INTEREST EXPENSE
Deposits	5,345	5,937
Other borrowings	630	924
Junior subordinated debentures	315	498

Total interest expense	6,290	7,359
NET INTEREST INCOME	16,527	14,321
PROVISION FOR LOAN AND LEASE LOSSES	9,583	1,814

NET INTEREST INCOME AFTER	6,944	12,507
PROVISION FOR LOAN AND LEASE LOSSES
NON-INTEREST INCOME
Bank charges	1,685	1,669
Insurance service and fees	5,698	5,506
Net gain on sales and calls of securities	16	7
Premium on loans sold	67	7
Bank owned life insurance	466	239
Pension curtailment gain	—	328
Gain on bargain purchase	671	—
Other	2,500	1,502

Total non-interest income	11,103	9,258
NON-INTEREST EXPENSE
Salaries and employee benefits	9,656	8,649
Occupancy	2,064	1,835
Repairs and maintenance	502	452
Advertising and public relations	365	335
Professional services	1,046	764
Technology and communications	572	870
Goodwill impairment	1,984	—
Amortization of intangibles	668	499
FDIC Insurance	550	96
Other	2,160	1,884

Total non-interest expense	19,567	15,384

(LOSS) INCOME BEFORE INCOME TAXES	(1,520)	6,381
INCOME TAX (BENEFIT) PROVISION	(856)	1,978

NET (LOSS) INCOME	($664)	$4,403

Net (loss) income per common share-basic	($0.24)	$1.60

Net (loss) income per common share-diluted	($0.24)	$1.60

Cash dividends per common share	$0.61	$0.78

Weighted average number of common shares	2,783,975	2,750,870

Weighted average number of diluted shares	2,787,617	2,753,534

See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2008	$1,378	$26,380	$15,612	$16	$(83)	$43,303
Comprehensive income:
Net Income			4,403			4,403
Unrealized loss on available-for-sale securities, net of tax effect of $119				(186)		(186)
Amortization of prior service cost and net loss, net of tax of ($22)				34		34
Pension curtailment adjustment net of tax effect of $7				9		9

Total comprehensive income						4,260

Cash dividends ($0.78 per common share)			(2,147)			(2,147)
Stock options expense		116				116
Reissued 7,733 shares treasury stock under dividend reinvestment plan		(12)			130	118
Issued 2,969 shares under dividend reinvestment plan	2	44				46
Reissued 6,575 shares treasury stock under employment stock purchase plan		(27)			112	85
Purchased 13,701 shares for treasury					(234)	(234)

Balance, September 30, 2008	$1,380	$26,501	$17,868	$(127)	$(75)	$45,547

Balance, January 1, 2009	$1,386	$26,696	$18,374	$(537)	$—	$45,919
Comprehensive loss:
Net Loss			(664)			(664)
Unrealized gain on available-for-sale securities, net of reclassification of gain of $10 (after tax), net of tax effect of ($638)				993		993
Amortization of prior service cost and net loss net of tax effect of ($37)				57		57

Total comprehensive income						386

Cash dividends ($0.61 per common share)			(1,695)			(1,695)
Stock options expense		100				100
Reissued 2,000 shares treasury stock under dividend reinvestment plan		(4)			27	23
Issued 13,911 shares under dividend reinvestment plan	7	153				160
Issued 9,499 shares under employee stock purchase plan	5	98				103
Purchased 2,000 shares for treasury					(27)	(27)

Balance, September 30, 2009	$1,398	$27,043	$16,015	$513	$—	$44,969

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES:
Interest received	$22,160	$21,421
Fees received	10,271	8,574
Interest paid	(6,687)	(7,701)
Cash paid to employees and suppliers	(15,068)	(12,006)
Income taxes paid	(831)	(2,345)
Proceeds from sale of loans held for resale	12,691	1,815
Originations of loans held for resale	(13,348)	(1,758)

Net cash provided by operating activities	9,188	8,000

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(64,315)	(64,028)
Proceeds from maturities	59,414	71,907
Held to maturity securities:
Purchases	(1,211)	(165)
Proceeds from maturities	404	396
Life Insurance proceeds	341	—
Additions to properties and equipment	(451)	(1,397)
Increase in loans, net of repayments	(41,878)	(62,398)
Cash received (paid) in acquisitions	8,419	(453)
Cash paid on earn-out agreements	(40)	(40)

Net cash used in investing activities	(39,317)	(56,178)

FINANCING ACTIVITIES:
Proceeds from borrowings	9,355	11,919
Repayments of borrowings	(21,293)	(34,552)
Increase in deposits	47,605	77,687
Dividends paid	(1,136)	(1,017)
Purchase of treasury stock	(27)	(234)
Issuance of common stock	263	—
Re-issuance of treasury stock	23	203

Net cash provided by financing activities	34,790	54,006

Net increase in cash and equivalents	4,661	5,828

CASH AND CASH EQUIVALENTS:
Beginning of period	9,151	12,604

End of period	$13,812	$18,432

	(continued)

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
RECONCILIATION OF NET (LOSS) INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net (loss) income	$(664)	$4,403

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,289	1,238
Goodwill impairment	1,984	—
Deferred tax benefit	(1,548)	(60)
Provision for loan and lease losses	9,583	1,814
Net gain on sales and calls of securities	(16)	(7)
Premium on loans sold	(67)	(7)
Stock options expense	100	116
Proceeds from sale of loans held for resale	12,691	1,815
Originations of loans held for resale	(13,348)	(1,758)
Changes in assets and liabilities affecting cash flow:
Other assets	(1,146)	(1,349)
Other liabilities	330	1,795

NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,188	$8,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisitions:
Fair value of
Assets acquired (noncash)	$43,516	$—
Liabilities assumed	$51,215	$—
See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct, wholly-owned subsidiaries: (i) Evans Bank, National Association (the “Bank”), and the Bank’s subsidiaries, Evans National Leasing, Inc. (“ENL”), Evans National Holding Corp. (“ENHC”) and Suchak Data Systems, Inc. (“SDS”); and (ii) Evans National Financial Services, Inc. (“ENFS”), and ENFS’s subsidiary, The Evans Agency, Inc. (“TEA”) and TEA’s subsidiaries, Frontier Claims Services, Inc. (“FCS”) and ENB Associates Inc. (“ENBA”), in the preparation of the accompanying interim unaudited consolidated financial statements conform with U.S. generally accepted accounting principles (“GAAP”) and with general practice within the industries in which it operates. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”
The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.
The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made.
The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The Company has evaluated subsequent events for potential recognition and/or disclosure through November 9, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were filed with the SEC.
2. ACQUISITION
On July 24, 2009, the Bank entered into a definitive purchase and assumption agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”) under which the Bank assumed approximately $51 million in liabilities, consisting almost entirely of deposits, and certain other liabilities, consisting primarily of accrued interest, and purchased substantially all of the assets of Waterford Village Bank a community bank located in Clarence, New York (“Waterford”). Total assets purchased (as calculated post-closing) amounted to approximately $47 million, including a loan portfolio of approximately $42 million. Under the terms of the Agreement, the FDIC made an initial payment of $4.6 million to Evans Bank, which includes the bid price of a $0.8 million discount and approximately $3.8 million for the capital shortfall at the initial closing. The final settlement will be determined 180 days after the purchase date of July 24, 2009.
Of the approximate $42.0 million contractual amount receivable in loans acquired in the acquisition, $40.0 million was not subject to the requirements of ASC Topic 310-30, which measures the value of specifically identified impaired loans or pool of loans. The fair value of the $40.0 million in contractual receivables was reported as $40.1 million at the time of acquisition. This fair value included an estimate of $0.4 million at the acquisition date of contractual cash flows not expected to be collected.
All of the purchased loans and foreclosed real estate purchased by the Bank under the Agreement are covered by a loss sharing agreement between the FDIC and the Bank which is included in the Agreement. Under this loss sharing agreement, the FDIC has agreed to bear 80% of loan and foreclosed real estate losses up to $5.6 million and 95% of losses that exceed $5.6 million. Reimbursable losses are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition. As a result of the loss sharing agreement with the FDIC, the Company recorded an indemnification asset of $1.4 million which represents 80% of estimated contractual losses on all loans and other assets covered under the loss sharing agreement.
After adjusting to fair value, the amounts recognized at the acquisition date for major classes of assets acquired and liabilities assumed included cash of $8.4 million, loans of $41.0 million, and deposits of $51.2 million.
The Company recognized a bargain purchase gain of $0.7 million as a result of the acquisition. The gain was due primarily to the benefit of the FDIC loss share agreement. Additionally, the loan portfolio purchased was at a discount to market yields resulting in positive value to the loans acquired.
3. SECURITIES
The amortized cost of securities and their approximate fair value at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
		(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$22,694	$499	$—	$23,193
States and political subdivisions	36,641	1,789	—	38,430

Total debt securities	$59,335	$2,288	$—	$61,623

Mortgage-backed securities:
FNMA	$12,626	$471	$—	$13,097
FHLMC	1,678	15	(1)	1,692
GNMA	424	21	—	445
CMO’S	1,063	—	(15)	1,048

Total mortgage-backed securities	$15,791	$507	$(16)	$16,282

FRB Stock	911	—	—	911
FHLB Stock	2,226	—	—	2,226

Total	$78,263	$2,795	$(16)	$81,042

Held to Maturity:
Debt securities
U.S. government agencies	35	—	—	35
States and political subdivisions	2,723	21	(31)	2,713

Total	$2,758	$21	$(31)	$2,748

	December 31, 2008
		(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$17,790	$112	$—	$17,902
States and political subdivisions	34,490	953	(7)	35,436

Total debt securities	$52,280	$1,065	$(7)	$53,338

Mortgage-backed securities:
FNMA	$8,060	$126	$(21)	$8,165
FHLMC	7,468	130	(11)	7,587
GNMA	—	—	—	—
CMO’S	1,283	—	(134)	1,149

Total mortgage-backed securities	$16,811	$256	$(166)	$16,901

FRB Stock	895			895
FHLB Stock	2,670	—	—	2,670

Total	$72,656	$1,321	$(173)	$73,804

Held to Maturity:
Debt securities
U.S. government agencies	35	—	—	35
States and political subdivisions	1,916	—	—	1,916

Total	$1,951	$—	$—	$1,951

Available for sale securities with a total fair value of $72.0 million at September 30, 2009 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY. At September 30, 2009, the Company had a total of $9.4 million in borrowed funds with FHLBNY. The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements. As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY. The Bank held $2.2 million in FHLBNY stock as of September 30, 2009 at cost.
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
Systemic weakness in the FHLB could result in impairment of the Company’s FHLB stock. However, FHLBNY currently meets all of its capital requirements, continues to redeem excess stock for members, and has the expressed ability and intent to continue paying dividends. It has maintained a AAA credit rating with a stable outlook. Due to the relatively strong financial health of FHLBNY, there is no impairment in the Bank’s FHLB stock as of September 30, 2009.
The scheduled maturities of debt and mortgage-backed securities at September 30, 2009 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	September 30, 2009
	Available for		Held to Maturity
	Sale Securities		Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Due in one year or less	$4,658	$4,746	$1,075	$1,078
Due after year one through five years	19,705	20,391	560	567
Due after five years through ten years	22,042	23,038	435	442
Due after ten years	28,721	29,730	688	661

Total	$75,126	$77,905	$2,758	$2,748

Information regarding unrealized losses within the Company’s available for sale securities at September 30, 2009 and December 31, 2008, is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	September 30, 2009
			(in thousands)
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Debt securities:
U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	—	—	—	—	—	—

Total debt securities	$—	$—	$—	$—	$—	$—

Mortgage-backed securities:
FNMA	$—	$—	$—	$—	$—	$—
GNMA	—	—	—	—	—	—
FHLMC	—	—	101	(1)	101	(1)
CMO’S	—	—	1,048	(15)	1,048	(15)

Total mortgage-backed securities	$—	$—	$1,149	$(16)	$1,149	$(16)

Total temporarily impaired securities	$—	$—	$1,149	$(16)	$1,149	$(16)

	December 31, 2008
			(in thousands)
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Debt securities:
U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	1,966	(7)	—	—	1,966	(7)

Total debt securities	$1,966	$(7)	$—	$—	$1,966	$(7)

Mortgage-backed securities:
FNMA	$638	$(8)	$1,094	$(13)	$1,732	$(21)
GNMA	—	—	—	—	—	—
FHLMC	—	—	1,209	(11)	1,209	(11)
CMO’S	—	—	1,142	(134)	1,142	(134)

Total mortgage-backed securities	$638	$(8)	$3,445	$(158)	$4,083	$(166)

Total temporarily impaired securities	$2,604	$(15)	$3,445	$(158)	$6,049	$(173)

Management has assessed the securities available for sale in an unrealized loss position at September 30, 2009 and December 31, 2008 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.
While the Company has not recorded any other-than-temporary impairment charges in 2008 or 2009, gross unrealized losses amount to only 0.02% of the total fair value of the securities portfolio at September 30, 2009, and the gross unrealized position has decreased by $157 thousand from December 31, 2008 to September 30, 2009, it remains possible that the poor economy could negatively impact the securities portfolio in the future. The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.
4.	FAIR VALUE MEASUREMENTS
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Corporation utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
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
Observable market data should be used when available.
At September 30, 2009 and December 31, 2008, the estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$13,812	$13,812	$9,151	$9,151

Securities	$83,800	$83,790	$75,755	$75,755

Loans and leases, net	$473,004	$485,466	$401,626	$414,381

Financial liabilities:
Deposits	$502,765	$506,140	$403,953	$406,482

Other borrowed funds and securities sold under agreements to repurchase	$43,244	$44,227	$55,182	$55,449

Junior subordinated debentures	$11,330	$11,330	$11,330	$11,330

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
Cash and Cash Equivalents. For these short-term instruments, the carrying amount is a reasonable estimate of fair value. “Cash and Cash Equivalents” includes interest-bearing deposits at other banks.
Securities. Fair values for available-for-sale securities are determined using independent pricing services and market-participating brokers. The pricing service and brokers use a variety of techniques to arrive at fair value including market maker bids, quotes, and pricing models. Inputs to their pricing models include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. Management obtains a single market quote or price estimate for each security. These quoted prices reflect current information based on orderly transactions. These are considered Level 2 inputs under GAAP.
The Company holds certain municipal bonds as held-to-maturity. These bonds are generally small in dollar amount and are issued only by certain local municipalities within the Company’s market area. The original terms are negotiated directly and on an individual basis. These bonds are not traded on the open market and management intends to hold the bonds to maturity. The fair value of held-to-maturity securities is estimated by discounting the future cash flows using the current rates at which similar agreements would be made with municipalities with similar credit ratings and for the same remaining maturities.
Loans and Leases, net. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, net of the appropriate portion of the allowance for loan losses. For variable rate loans, the carrying amount is a reasonable estimate of fair value.
The lease portfolio was classified as held-for-sale and marked to the lower of cost or fair value at June 30, 2009. Management has since made the decision to hold the portfolio until maturity and re-classified the leases as held-for-investment at September 30, 2009. (See Note 12 — “Financial Statement Presentation” to these Unaudited Consolidated Financial Statements for further information on the classification of the leasing portfolio and the circumstances surrounding management’s intent.) Upon transfer of the portfolio back into held-for-investment, the portfolio is reported at the lower of its carrying value or fair value. At September 30, 2009, the lease portfolio amounts to $36.2 million, which represents the fair value of the portfolio on that date.
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
Commitments to extend credit and standby letters of credit. As described in Note 8 — “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at September 30, 2009 and December 31, 2008. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at September 30, 2009 and December 31, 2008 approximates the recorded amounts of the related fees, which are not considered material.
The following table presents for each of the fair-value hierarchy levels as defined in this footnote, for those financial instruments disclosed in the previous table which are measured at fair value on both a recurring and non-recurring basis at September 30, 2009 and December 31, 2008:

	Fair Value Measurement
		Quoted Prices in
		Active Markets	Significant Other	Significant Other
		for Identical	Observable	Unobservable
	Fair Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
September 30, 2009
Securities available-for-sale	$78,815	$0	$78,815	$0
FHLB stock	$2,226	$0	$2,226
Impaired loans	$5,161	$0	$0	$5,161

December 31, 2008
Securities available-for-sale	$71,134	$0	$71,134	$0
FHLB stock	$2,670		$2,670
Impaired loans	$2,700	$0	$0	$2,700
Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). For the Company, these include impaired loans and goodwill and intangible assets. The Company evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Fair value is estimated based on the value of the collateral securing these loans. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business. Impaired loans had a gross value of $6.1 million, with a valuation allowance of $0.9 million, at September 30, 2009, compared to a gross value for loans and leases of $3.4 million, with a valuation allowance of $0.7 million, at December 31, 2008.
The Company measures the fair value of its reporting units annually, as of December 31st, using Level 3 inputs, utilizing the market value and income methods to determine if its goodwill and intangible assets are impaired. When using the cash flow models, management considers historical information, the Company’s operating budget, and the Company’s strategic goals in projecting net income and cash flows for the next five years. However, an impairment analysis of the leasing reporting unit was performed at the end of the first quarter of fiscal 2009 due to a material change in circumstances and the decision to exit the national direct financing leasing business. GAAP requires interim impairment testing when there is a material change in circumstances. The analysis resulted in a $2.0 million goodwill impairment charge pertaining to the leasing reporting unit. Due to the fact that the Company incurred a net loss in 2009 and the stock price was below the book value per share at September 30, 2009, management performed a goodwill impairment test in the third quarter. There were no impairment charges as a result of the test.
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
The analysis of the allowance for loan and lease losses is composed of three components: specific credit allocation, general portfolio allocation and a subjective allocation. The specific credit allocation includes a detailed review of the credit and allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the historical loss experience and other qualitative factors of the loan or lease category.
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

The following table sets forth information regarding the allowance for loan and lease losses for the nine month periods ended September 30, 2009 and 2008.
Allowance for loan and lease losses

	Nine months ended September 30,
	2009	2008
	(in thousands)
Beginning balance, January 1	$6,087	$4,555
Charge-offs:
Commercial	(280)	—
Real estate	(35)	(1)
Installment loans	(12)	(4)
Overdrafts	(35)	(41)
Direct financing leases	(9,483)	(1,412)

Total charge-offs	(9,845)	(1,458)

Recoveries:
Commercial	9	27
Real estate	—	—
Installment loans	1	2
Overdrafts	16	18
Direct financing leases	212	133

Total recoveries	238	180

Net charge-offs	(9,607)	(1,278)

Provision for loan and lease losses	9,583	1,814

Ending balance, September 30	$6,063	$5,091

Ratio of net charge-offs to average total loans and leases outstanding (annualized)	3.00%	0.49%

6. PER SHARE DATA
The common stock per share information is based upon the weighted average number of shares outstanding during each period. The Company had 10,295 and 3,642 dilutive shares for the three and nine month periods ended September 30, 2009. This compares with 2,698 and 2,664 for the three and nine month periods ended September 30, 2008, respectively.
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and nine months periods ended September 30, 2009, there were approximately 265 thousand and 172 thousand shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive. For the three and nine months periods ended September 30, 2008, there were approximately 109 thousand and 106 thousand shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

7. SEGMENT INFORMATION
The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2009 and 2008.
Three Months Ended
September 30, 2009
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$5,996	$(28)	$5,968
Provision for loan and lease losses	634	—	634

Net interest income (expense) after provision for loan and lease losses	5,362	(28)	5,334
Non-interest income	2,079	—	2,079
Insurance service and fees	—	1,750	1,750
Non-interest expense	4,423	1,373	5,796

Income before income taxes	3,018	349	3,367
Income tax provision	796	135	931

Net income	$2,222	$214	$2,436

Nine Months Ended
September 30, 2009
(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$16,640	$(113)	$16,527
Provision for loan and lease losses	9,583	—	9,583

Net interest income (expense) after provision for loan and lease losses	7,057	(113)	6,944
Non-interest income	5,405	—	5,405
Insurance service and fees	—	5,698	5,698
Non-interest expense	15,505	4,062	19,567

(Loss) Income before income taxes	(3,043)	1,523	(1,520)
Income tax (benefit) provision	(1,444)	588	(856)

Net (loss) income	$(1,599)	$935	$(664)

Three Months Ended
September 30, 2008
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

	September 30	December 31,
	2009	2008
	(in thousands)
Commitments to extend credit	$95,563	$87,320
Standby letters of credit	3,907	2,807

Total	$99,470	$90,127

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
Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP. The changes in the fair value of these commitments due to interest rate risk is not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered material.
The Company is subject to possible litigation proceedings in the normal course of business. As of September 30, 2009, there were no claims pending against the Company that management considered to be material.
9. NET PERIODIC BENEFIT COSTS
On January 31, 2008, the Bank froze its defined benefit pension plan. The plan covered substantially all Company employees. The plan provides benefits that are based on the employees’ compensation and years of service. Under the freeze, eligible employees will receive at retirement the benefits already earned through January 31, 2008, but do not accrue any additional benefits. As a result, service cost is no longer incurred.
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
The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the nine month periods ended September 30, 2009 and 2008.

	Nine months ended September 30,
	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2009	2008	2009	2008

Service cost	$—	$—	$45	$44
Interest cost	161	177	135	131
Expected return on plan assets	(127)	(219)	—	—
Amortization of prior service cost	—	—	42	42
Amortization of the net loss	42	—	10	14

Net periodic cost (benefit)	$76	$(42)	$232	$231

The minimum required contribution for the defined benefit pension plan for 2009 is $0.
10. SHARE BASED PAYMENTS
The Company granted a total of 89,780 stock options and 10,210 restricted shares during the third quarter of 2009. All options were granted at an exercise price of $12.99 per share and were granted under the Company’s Long-Term Equity Incentive Plan. Each of the awards vest over a four year period, with 25% of the shares covered by each such award vesting on the first four anniversaries of the grant date. The awards expire 10 years after the grant date.
11. RECENT ACCOUNTING PRONOUNCEMENTS
As discussed in Note 1 — “Organization and Summary of Significant Accounting Policies” to these Unaudited Consolidated Financial Statements, on July 1, 2009, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.
FASB ASC Topic 715, “Compensation — Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation — Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 will be included in the Company’s financial statements beginning with the financial statements for the year ended December 31, 2009.
FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.
FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.
12. FINANCIAL STATEMENT PRESENTATION
Given the high risk of the Company’s lease portfolio in the current economic recession, in April 2009 management decided that the business model of ENL was no longer a good strategic fit, and decided to exit the national leasing business. As it was the Company’s intent to sell the leasing portfolio as of June 30, 2009, the portfolio was classified as held for sale on the Company’s balance sheet and was written down to the lower of its carrying value or fair value on that date. The adjustment was a $7.1 million charge to the allowance for loan and lease losses. Consequently, in accordance with GAAP, the Unaudited Consolidated Statements of Operations in the Company’s Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2009 were presented with the results of the leasing reporting unit presented as discontinued operations. Results were similarly presented in Note 7 “Segment Information” of those same financial statements.
However, after it was publicly announced that the portfolio was for sale, the Company started to field distressed offers that did not reflect the true fair value of the portfolio, indicating a disorderly market. After receiving no offers that provided fair value in management’s opinion, management decided that the Company will continue to service the portfolio rather than sell it at a distressed value because the Company will realize better value. According to GAAP, since management has now decided to keep the lease portfolio and has terminated its plans to actively market and sell the portfolio, the portfolio is re-classified as held-for-investment at the lower of cost or fair market value at September 30, 2009. Therefore, leases are presented at their principal value, net of the mark-to-market adjustment. The difference between the principal value and the book value, initially created by the mark-to-market adjustment at June 30, 2009, will reduce over time as individual leases deteriorate and become uncollectible.
At September 30, 2009, the allowance for lease losses is zero because the estimate of inherent losses is already considered in the fair value calculation. With the portfolio classified as held-for-investment at September 30, 2009, the portfolio will be evaluated after the transfer date in accordance with the Company’s normal credit review policies in determining how much of an allowance for lease losses is appropriate. During the third quarter of 2009, $1.4 million in leases were deemed uncollectible and the difference between the principal value and carrying value of the leases declined from $7.1 million to $5.7 million.
Upon transfer of the portfolio to held-for-investment at September 30, 2009, the results of the leasing reporting unit have been included in income from continuing operations for the three and nine month periods ended September 30, 2009 and 2008.

ITEM 2	- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC. Many of these factors are beyond the Company’s control and are difficult to predict.
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
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The Company’s Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Company’s Unaudited Consolidated Financial Statements and Notes. These estimates, assumptions and judgments are based on information available as of the date of the Unaudited Consolidated Financial Statements. Accordingly, as this information changes, the Unaudited Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques. Refer to Note 3 — “Fair Value Measurements” to the Company’s Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further detail on fair value measurement.
Significant accounting policies followed by the Company are presented in Note 1 — “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. These policies, along with the disclosures presented in the other Notes to the Company’s Audited Consolidated Financial Statements contained in its Annual

Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are valued in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.
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
Goodwill and Intangible Assets
The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model. The goodwill impairment testing is typically performed annually on December 31st. However, an impairment analysis of the leasing reporting unit was performed at the end of the first quarter of fiscal 2009 due to a material change in circumstances, the Company’s decision to exit the national direct financing leasing business. GAAP requires interim impairment testing when there is a material change in circumstances. The analysis resulted in a $2.0 million goodwill impairment charge. Since the Company has incurred a net loss in 2009 and the stock price of the Company was below the book value per share at September 30, 2009, another goodwill impairment test was performed. No impairment charges were incurred as a result of the test.
ANALYSIS OF FINANCIAL CONDITION
Loan and Lease Activity
Total loans and leases grew to $473.0 at September 30, 2009, reflecting a $53.8 million or 12.8% increase from June 30, 2009 and a $71.4 million or 17.8% increase from December 31, 2008. $40.3 million of the increase at September 30, 2009 is attributable to the Company’s acquisition of Waterford’s loan portfolio on July 24, 2009. Gross loans and leases are net of $11.1 million of unearned income on direct financing leases as of December 31, 2008. Commercial loans and leases totaled $357.3 million at September 30, 2009, reflecting a $33.1 million or 10.2% increase from June 30, 2009 and a $48.4 million or 15.7% increase from December 31, 2008. The commercial loans that were acquired from Waterford were $21.0 million at September 30, 2009. Growth in commercial real estate loans of $26.7 million for the third fiscal quarter and $56.5 million for the year to date was largely responsible for the increase in commercial loans and leases from June 30, 2009 and December 31, 2008, respectively, to September 30, 2009. The balance of commercial real estate loans acquired from Waterford at September 30, 2009 was $15.2 million.
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
Direct finance lease balances decreased $4.7 million or 11.5% from June 30, 2009 and $22.4 million or 38.2% from December 31, 2008 to $36.2 million at September 30, 2009. Starting in the third quarter of 2008, the leasing portfolio’s asset quality began to deteriorate. This deterioration accelerated in the first quarter of 2009. Non-performing leases increased to $2.1 million at June 30, 2009 from $0.8 million at December 31, 2008 and $0.4 million at September 30, 2008. This rapid deterioration in the portfolio prompted management to take preventive measures such as credit tightening for new applicants and consolidation of ENL’s broker network during the fourth quarter of 2008. However, in the first quarter of 2009 management decided that these measures were not enough and materially slowed new originations. Given the high risk of the portfolio in the current economic recession, in April 2009 management decided that the business model of ENL was no longer a good strategic fit, and decided to exit the national leasing business. As it was the Company’s intent to sell the leasing portfolio as of June 30, 2009, the portfolio was marked to its market value and classified as held for sale on the Company’s balance sheet. However, after it was publicly announced that the portfolio was for sale, the Company started to field distressed offers that did not reflect the true fair value of the portfolio in management’s opinion. After receiving no offers that were adequate, management decided to continue to service the portfolio rather than sell at a distressed value. As such, the lease portfolio was re-classified to held-for-investment at September 30, 2009 as management is no longer actively marketing or soliciting offers for the portfolio and has determined it will service the portfolio to maturity.
Consumer loans totaled $121.2 million at September 30, 2009, reflecting a $21.1 million or 21.1% increase from June 30, 2009 and a 23.6% increase from December 31, 2008. The balance of consumer loans acquired from Waterford was $19.3 million at September 30, 2009. Consumer real estate loans increased $12.4 million or 22.1% from June 30, 2009, and increased $11.9 million or 21.0% from December 31, 2008, to $68.7 million at September 30, 2009. The entire increase from June 30, 2009 was due to the purchase of consumer real estate loans from Waterford. Organic growth of consumer real estate balances during the quarter was flat. Recent efforts by the federal government to stimulate housing demand in the face of the economic recession have lowered residential home mortgage rates and resulted in significantly increased consumer real estate demand. However, given the low fixed rates and long terms of the loans being originated, the Company has sold most of its originated residential mortgage loans. This, along with accelerated prepayments from existing customers re-financing their homes, has resulted in decreased consumer real estate balances (excluding loans acquired from Waterford) at September 30, 2009 when compared with December 31, 2008.
The Bank sells these fixed rate residential mortgages to the FNMA, while maintaining the servicing rights for those mortgages. During the three month period ended September 30, 2009, the Bank sold mortgages to FNMA totaling $4.0 million, as compared with $0.4 million sold during the three month period ended September 30, 2008. During the nine month period ended September 30, 2009, the Bank sold mortgages to FNMA totaling $12.6 million, as compared to $1.8 million sold during the nine month period ended September 30, 2008. At September 30, 2009, the Bank had a loan servicing portfolio principal balance of $35.4 million upon which it earns servicing fees, as compared with $33.2 million at June 30, 2009 and $26.9 million at December 31, 2008.

Loan and Lease Portfolio Composition
The following table presents selected information on the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated.

(in thousands)	September 30, 2009	Percentage	December 31, 2008	Percentage
Commercial Loans and Leases

Real Estate	$259,927	54.3%	$203,449	49.9%
Installment	29,352	6.1%	24,770	6.1%
Direct Financing Leases	36,218	7.6%	58,639	14.4%
Lines of Credit	31,680	6.6%	21,953	5.4%
Cash Reserve	90	0.0%	52	0.0%

Total Commercial Loans and Leases	357,267	74.6%	308,863	75.8%

Consumer Loans

Real Estate	68,663	14.3%	56,730	13.9%
Home Equity	48,859	10.2%	39,348	9.6%
Installment	2,554	0.5%	1,609	0.4%
Overdrafts	189	0.1%	360	0.1%
Other	898	0.2%	5	0.0%

Total Consumer Loans	121,163	25.3%	98,052	24.0%
Net Deferred Costs & Unearned Discounts	637	0.1%	798	0.0%

Total Loans and Leases	479,067	100.0%	407,713	100.0%
Allowance for Loan and Lease Losses	(6,063)		(6,087)

Loans and Leases, net	$473,004		$401,626

Net loan and lease charge-offs were $0.2 million in the three month period ended September 30, 2009 as compared with $7.8 million in the second quarter of 2009 and $0.6 million in the three month period ended September 30, 2008. Nearly all of the net charge-offs for all previous periods were in the Company’s leasing portfolio, including the mark to market adjustment of $7.1 million in the second quarter of 2009 when the portfolio became classified as held-for-sale. The rapid deterioration of the portfolio and the sensitivity of direct financing leases to the economic environment led management to make the strategic decision in April 2009 to exit the national direct financing leasing business. At September 30, 2009, management determined to keep the lease portfolio and terminated its plans to actively market the portfolio. As a result, the portfolio is re-classified as held-for-investment at the lower of cost or fair market value. As management believes that the offers in the third quarter did not represent an orderly market, the portfolio was placed back into held-for-investment at September 30, 2009 using the same discount used at June 30, 2009. The difference between the principal value and the carrying value, initially created by the mark-to-market adjustment at June 30, 2009, will reduce over time as individual leases deteriorate and become uncollectible. The allowance for lease losses was zero at June 30, 2009 when the portfolio was classified as held-for-sale and reported at their fair market value. At September 30, 2009, the allowance for lease losses remained zero because the estimate of inherent losses is already considered in the fair value calculation. With the portfolio classified as held-for-investment at September 30, 2009, the portfolio will be evaluated after the transfer date in accordance with the Company’s normal credit review policies in determining how much of an allowance for lease losses is appropriate. During the third quarter of 2009, $1.4 million in leases were deemed uncollectible and the difference between the principal value and carrying value of the leases declined from $7.1 million to $5.7 million.
Non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled $9.9 million, or 2.07% of total loans and leases outstanding at September 30, 2009 as compared with $4.9 million, or 1.14% at June 30, 2009 and $3.6 million, or 0.88% at December 31, 2008. Of the $5.0 million increase in non-performing loans and leases from June 30, 2009, $3.7 million related to an increase in loans 90 days past due and still accruing. Management considers these loans well secured and in the process of collection, and still believes that the Company will collect full principal and interest as contracted. Much of the remaining increase in non-performing loans was due to impaired loans acquired in the Waterford acquisition.
The allowance for loan and lease losses totaled $6.1 million or 1.27% of total loans and leases outstanding at September 30, 2009 as compared with $5.6 million or 1.31% of total loans and leases outstanding as of June 30, 2009 and $6.1 million or 1.49% of total loans and leases outstanding as of December 31, 2008. Given the accelerated charge-offs in the leasing portfolio and the continued troubles in the economy, management increased the allowance for loan and lease losses through the provision for loan and lease losses to cover the increased level of expected future losses inherent in the portfolio at March 31, 2009. However, when the direct financing leases were classified as held-for-sale at June 30, 2009 and marked to their market value, the markdown was recorded as a charge-off that reduced the allowance associated with the leases to zero. This resulted in a lower allowance for loan and lease losses at June 30, 2009. As the leases are now considered held for investment at September 30, 2009, they will be evaluated consistent with the Bank’s existing provision and credit policies.
The ratio of allowance for loan and lease losses to total loans and leases was further diluted by the acquisition of the loan portfolio of Waterford. According to GAAP, when assets are purchased in a business combination, they are to be recorded at fair value. Included in the calculation of fair value is consideration given to inherent loan losses. Since the loans are already discounted by the amount of potential future losses, they are not reserved for in the allowance for loan and lease losses as of the acquisition date. Provision will be recorded for the Waterford loan portfolio for any credit events that occur post-acquisition. Excluding the lease portfolio and loans acquired from Waterford, the allowance ratio would be 1.51% at September 30, 2009, compared with 1.45% at June 30, 2009, and 1.04% at September 30, 2008.
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

The following table sets forth information regarding non-performing loans and leases as of the dates specified.

	September 30, 2009	December 31, 2008
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate
Residential 1-4 family	$255	$50
Commercial and multi-family	1,610	1,787
Construction	—	417
Home equity lines of credit	55	—

Total mortgage loans on real estate	1,920	2,254

Direct financing leases	2,798	791

Commercial loans	1,080	263

Consumer installment loans	252	—

Other	—	123

Total non-accruing loans and leases	$6,050	$3,431

Accruing loans and leases 90+ days past due	3,848	148

Total non-performing loans and leases	9,898	3,579

Total non-performing loans and leases as a percentage of total assets	1.61%	0.68%
Total non-performing loans and leases as a percentage of total loans and leases	2.07%	0.88%
For the three and nine month periods ended September 30, 2009, gross interest income that would have been reported on non-accruing loans and leases had they been current was $70 thousand and $287 thousand, respectively. For the three and nine month periods ended September 30, 2008, gross interest income that would have been reported on non-accruing loans and leases had they been current, was $8 thousand and $25 thousand, respectively. The year-over-year increase was due to the increase in total non-accruing loans and leases as depicted in the table above. There was $71 thousand and $200 thousand of interest income on non-accruing loans and leases included in net income for the three and nine month periods ended September 30, 2009. There was $3 thousand and $25 thousand of interest income on non-accruing loans and leases included in net income for the three and nine month periods ended September 30, 2008.
The Company had $3.1 million in loans and leases that were restructured in a troubled debt restructuring at September 30, 2009, compared with $2.4 million at December 31, 2008. These restructurings were allowed in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial issues. The general practice of the Company is to work with borrowers so that they are able to pay back their loan or lease in full. If a borrower continues to be delinquent or can not meet the terms of a troubled debt restructuring, the loan or lease will be placed in nonaccrual or charged off.
Investing Activities
Total securities were $83.8 million at September 30, 2009, reflecting a $4.0 million, or 5.0%, increase from $79.8 million at June 30, 2009 and a 10.6% increase from $75.8 million at December 31, 2008. Securities and interest-bearing deposits at banks made up 15.6% of the Bank’s total average interest earning assets in the third quarter of 2009 compared with 16.8% in the second quarter of 2009 and 15.7% in the third quarter of 2008.

The Bank continues to have a large concentration in tax-advantaged municipal bonds, which make up 49.1% of the Company’s securities portfolio at September 30, 2009 compared with 50.0% at June 30, 2009 and 49.3% at December 31, 2008; and U.S. government-sponsored agency bonds of various types, which comprise 27.7% of the portfolio at September 30, 2009 versus 26.1% at June 30, 2009 and 23.7% at December 31, 2008. Agency mortgage-backed securities comprise 19.4% at September 30, 2009 compared with 20.2% at June 30, 2009 and 20.9% at December 31, 2008. As a member of both the Federal Reserve System and FHLBNY, the Bank is required to hold stock in those entities. These investments made up 3.7% of the portfolio at September 30, 2009 and June 30, 2009 and 4.7% at December 31, 2008. The credit quality of the securities portfolio as a whole is believed to be strong as the portfolio is in an overall unrealized net gain position, with no individual securities in a significant unrealized loss position.
The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The average expected life of the securities portfolio is 3.4 years as of September 30, 2009 compared with 3.7 years as of June 30, 2009 and 2.1 years as of December 31, 2008. The longer average life in 2009 is because the Company does not have any short-term discount notes as of September 30, 2009 or June 30, 2009 as it did on December 31, 2008, and also due to the Company’s purchase of municipal bonds to replace securities rolling off. Discount notes are bonds which typically have maturities of under one month and are used to collateralize short-term, seasonal municipal deposits. Late in 2008 and early in 2009, municipal bonds were selling at a spread to U.S. Treasury bonds much wider than the historical norms due to market concerns over municipal bond insurers during the economic crisis. Management took advantage of these wide spreads and purchased municipal bonds at favorable yields. Spreads have now returned to much closer to historical norms. Available-for-sale securities with a total fair value of $72.0 million at September 30, 2009 were pledged as collateral to secure public deposits and for other purposes required or permitted by law. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.
Funding Activities
Total deposits at September 30, 2009 were $502.8 million, reflecting a $51.5 million or 11.4% increase from June 30, 2009 and a $98.8 million or 24.5% increase from December 31, 2008. Much of the increase in the quarter is due to deposits acquired from Waterford. Total deposits attributable to the Waterford acquisition were $49.1 million at September 30, 2009. Demand deposits at September 30, 2009 were $83.2 million, reflecting a $4.6 million or 5.3% decrease from June 30, 2009, but a $7.2 million or 9.5% increase from December 31, 2008. Demand deposit balances fluctuate day-to-day based on the high volume of transactions normally associated with the demand product, and therefore average demand deposit growth is a better measure of sustained growth. Average demand deposits during the three month period ended September 30, 2009 were 2.3% higher than the second quarter of 2009, and 10.3% higher than the prior year’s third quarter.
Much of the overall deposit growth in 2009 is attributable to an increase in regular savings deposits of $65.0 million, or 42.1%, to $219.3 million. There were $9.4 million in regular savings deposits from Waterford at September 30, 2009. The rest of the growth is attributable to the Company’s premium retail money market savings product that was introduced in May 2008 and has continued to experience strong growth in 2009 as customers continue to gravitate toward liquidity in this low-rate environment. Time deposits were $155.2 million at September 30, 2009, reflecting a $26.9 million or 21.0% increase from June 30, 2009 and an $18.7 million or 13.7% increase from December 31, 2008. Given that time deposits at the former Waterford branch at September 30, 2009 totaled $38.2 million, organic time deposit growth for the rest of the Bank was negative when compared with time deposits at June 30, 2009 and December 31, 2008. As was just noted, in a low rate environment, customers prefer to keep their savings liquid rather than lock up their funds for extended periods of time at low rates.
Short-term borrowings from other correspondent banks and the FHLBNY was $9.6 million at September 30, 2009, a slight increase from $6.2 million at June 30, 2009, but a significant decrease from $30.7 million at December 31, 2008. Long-term borrowings were $27.0 million at September 30, 2009, reflecting no change from June 30, 2009 and an $8.8 million increase from December 31, 2008. The Company’s strong savings deposit growth has resulted in a decrease in its need for wholesale short-term borrowings compared with December 31, 2008. However, in an effort to mitigate interest rate risk with the growing variable rate savings balances and declining fixed rate time deposits, the Company increased its long-term fixed rate borrowings in the first two quarters of 2009. There were no further long term advances in the third quarter after the infusion of liquidity from the Waterford acquisition.

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

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$455,509	$7,046	6.19%	$370,349	$6,908	7.46%
Taxable securities	43,471	479	4.41%	33,140	360	4.35%
Tax-exempt securities	38,842	399	4.11%	32,877	353	4.29%
Interest bearing deposits at banks	1,623	—	0.00%	3,086	13	1.69%

Total interest-earning assets	539,445	7,924	5.88%	439,452	7,634	6.95%

Non interest-earning assets:

Cash and due from banks	13,125			13,650
Premises and equipment, net	9,456			8,793
Other assets	32,756			30,926

Total Assets	594,782			$492,821

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$9,588	$5	0.21%	$13,669	$28	0.82%
Regular savings	209,406	520	0.99%	126,324	551	1.74%
Muni-Vest savings	31,908	35	0.44%	20,742	96	1.85%
Time deposits	149,354	1,064	2.85%	150,496	1,440	3.83%
Other borrowed funds	36,004	236	2.62%	29,106	225	3.09%
Junior subordinated debentures	11,330	90	3.18%	11,330	151	5.33%
Securities sold U/A to repurchase	5,201	5	0.38%	4,710	9	0.76%

Total interest-bearing liabilities	452,791	$1,955	1.73%	356,377	$2,500	2.81%

Noninterest-bearing liabilities:
Demand deposits	87,275			79,107
Other	11,318			11,075

Total liabilities	$551,384			$446,559

Stockholders’ equity	43,398			46,262

Total Liabilities and Equity	$594,782			$492,821

Net interest earnings		$5,969			$5,134

Net interest margin			4.43%			4.67%

Interest rate spread			4.15%			4.14%

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest earning assets:
Loans and leases, net	$427,263	$20,340	6.35%	$345,971	$19,515	7.52%
Taxable securities	40,135	1,202	3.99%	31,817	1,001	4.19%
Tax-exempt securities	40,484	1,274	4.20%	35,217	1,144	4.33%
Interest bearing deposits at banks	1,118	1	0.12%	1,475	20	1.81%

Total interest-earning assets	509,000	22,817	5.98%	414,480	21,680	6.97%

Non interest earning assets:

Cash and due from banks	12,182			12,611
Premises and equipment, net	9,621			8,486
Other assets	32,532			30,016

Total Assets	563,335			465,593

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$10,923	$24	0.30%	$12,264	$66	0.72%
Regular savings	188,004	1,767	1.25%	102,211	1,092	1.42%
Muni-Vest savings	33,671	169	0.67%	23,202	391	2.25%
Time deposits	140,831	3,385	3.20%	144,128	4,388	4.06%
Other borrowed funds	32,707	613	2.50%	37,399	892	3.18%
Junior subordinated debentures	11,330	315	3.71%	11,330	498	5.86%
Securities sold U/A to repurchase	4,997	15	0.41%	5,195	32	0.82%

Total interest-bearing liabilities	422,463	$6,290	1.99%	335,729	$7,359	2.92%

Noninterest-bearing liabilities:
Demand deposits	83,975			74,028
Other	12,173			10,787

Total liabilities	$518,611			420,544

Stockholders’ equity	44,724			45,049

Total Liabilities and Equity	$563,335			465,593

Net interest margin		$16,527			$14,321

Net yield on interest earning assets			4.33%			4.61%

Interest rate spread			3.99%			4.05%

Net Income
Net income for the third quarter of 2009 was $2.4 million, or $0.87 per diluted share, compared with net income of $1.4 million, or $0.52 per diluted share, in the third quarter of 2008. The increase in net income can be attributed to a $0.8 million increase in net interest income and the $0.7 million pre-tax bargain purchase gain related to the Waterford acquisition. For the year to date, the net loss was ($0.7) million, or ($0.24) per share, compared with $4.4 million in net income, or $1.60 per share, in the prior year period. The year to date loss can be attributed to the $7.8 million increase in the provision for loan and lease losses, which was mostly due to the deterioration of the Company’s leasing portfolio and the resultant writedown of the portfolio in the second quarter of 2009. Return on average equity was 22.45% for the quarter and (1.98%) for the year to date, compared with 12.32% and 13.03% in last year’s respective periods.
“Net operating income” (as defined in the following Supplemental Non-GAAP Disclosure) is net income adjusted for what management considers to be “non-operating” items. Net operating income for the third quarter of 2009 was $2.2 million, or $0.77 per diluted share, an increase of $0.6 million, or 41.4%, from net operating income of $1.5 million, or $0.55 per diluted share, in the third quarter of 2008. The increase was due to the aforementioned increase in net interest income. For the year to date, net operating income was $0.5 million, or $0.19 per diluted share, an 88.6% decrease from net operating income of $4.7 million in the first nine months of 2008. The decrease was due to the significant provision for loan and lease losses taken during the first nine months of 2009 of $9.6 million, compared with $1.8 million in the same period in 2008, somewhat offset by the increase in net interest from $14.3 million in 2008 to $16.5 million in 2009.
Supplemental Reporting of Non-GAAP Results of Operations
To provide investors with greater visibility of the Company’s operating results, in addition to the results measured in accordance with GAAP, the Company provides supplemental reporting on “net operating income,” which excludes items that management believes to be non-operating in nature. Specifically, net operating income excludes the non-cash impairment and amortization of acquisition-related goodwill and intangible assets, any gains recognized as a result of an acquisition, and any gains and losses on the sale or call of investment securities. This non-GAAP information is being disclosed because management believes that providing this non-GAAP financial measure provides investors with information useful in understanding the Company’s financial performance, its performance trends, and financial position. While the Company’s management uses this non-GAAP measure in its analysis of the Company’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies. See the reconciliation of net operating income and diluted net operating earnings per share to GAAP net income and GAAP diluted earnings per share in the following table:
Reconciliation of GAAP Net Income (Loss) to Net Operating Income (non-GAAP)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share)	2009	2008	2009	2008
GAAP Net Income (Loss)	$2,436	$1,425	($664)	$4,403
Gain on sale and call of securities[1]	(6)	—	(10)	(4)
Goodwill impairment charge[1]	—	—	1,210	—
Amortization of intangibles[1]	135	104	408	306
Gain on bargain purchase[1]	(409)	—	(409)	—

Net operating income[2]	$2,156	$1,529	$535	$4,705

GAAP diluted earnings (loss) per share	$0.87	$0.52	($0.24)	$1.60
Gain on sale and call of securities[1]	—	—	—	—
Goodwill impairment charge[1]	—	—	0.43	—
Amortization of intangibles[1]	0.05	0.03	0.15	0.11
Gain on bargain purchase[1]	(0.15)	—	(0.15)	—

Diluted net operating earnings per share[2]	$0.77	$0.55	$0.19	$1.71

[1]	After any tax-related effect

[2]	Non-GAAP measure
Other Results of Operations
Net interest income increased to $6.0 million during the third quarter of 2009, an increase of 16.2% from $5.1 million in the third quarter of 2008. Net interest income for the nine month period ended September 30, 2009 was $16.5 million, an increase of 15.4% from $14.3 million in the prior year. Growth of the loan portfolio and the reduced cost of interest-bearing liabilities continue to be the main factors driving this increase. Net interest income attributable to the Waterford acquisition during the third quarter was approximately $0.25 million.

The Company’s net interest margin was 4.43% and 4.33% for the three and nine month periods ended September 30, 2009, respectively, down from 4.67% and 4.61% in the prior year’s respective periods. The decreased margin in the year-over-year comparison was mostly due to the compression of the contribution of interest-free funds. The interest-free funds contribution for the three and nine month periods ended September 30, 2009 was 0.28% and 0.34%, compared with 0.53% and 0.56% in the comparable periods in 2008. The reason for the compression in the contribution is that while interest-earnings assets have grown 22.8% in the three and nine month periods ended September 30, 2009 compared with the same periods in 2008, there have not been comparable growth rates in interest-free funds. The two largest components of interest-free funds are demand deposits and stockholders’ equity. While average demand deposit growth has been strong by industry standards at 10.3% and 13.4% for the three and nine month periods ended September 30, 2009 compared with the prior year, those growth rates do not match the even higher growth rates of the Company’s interest-earning assets. Also, average stockholders’ equity is actually lower in 2009 when compared with 2008 due to the Company’s losses in the first two quarters of 2009.
Despite the year over year decline, the quarterly net interest margin of 4.43% was 0.18% higher than the second quarter 2009 net interest margin of 4.25%. The Company was able to expand its margin by improving deposit pricing while maintaining asset yields fairly consistently. This resulted in an increase in the net interest spread quarter over quarter from 3.88% to 4.15%. While the contribution of interest-free funds has declined, the Company has basically maintained the interest rate spread between asset yields and rates paid on liabilities with a spread of 4.15% and 3.99% in the three and nine month periods ended September 30, 2009, compared with 4.14% and 4.05% for the comparable periods in 2008.
Net charge-offs to average total loans and leases decreased to 0.13% compared with 7.48% in the second quarter of 2009 and 0.59% for the 2008 third quarter. The net charge off ratio for the first nine months of 2009 was 3.00%, compared with 0.49% for the same period in 2008. The provision for loan and lease losses was $0.6 million in the third quarter of 2009, compared with $5.6 million in the second quarter of 2009, $3.3 million in the first quarter of 2009, and $0.6 million in the third quarter of 2008.
This decrease in net charge-offs during the third quarter of 2009 was primarily related to the direct finance national lease portfolio. In the first quarter, as the leasing portfolio quickly deteriorated, the Company incurred a $2.9 million provision related to leasing. Then, as noted earlier, the leasing portfolio was classified as held-for-sale on the balance sheet as of June 30, 2009, and as such was marked down to its market value. This mark to market adjustment and actual charge-offs amounted to $7.7 million in the second quarter. $3.8 million had previously been reserved for, resulting in the $3.9 million provision in the second quarter related to leasing. As was noted earlier, there were no net charge-offs or provision for losses related to leasing recorded in the third quarter of 2009 because the previously recorded mark-to-market adjustment sufficiently covers the inherent losses of the leasing portfolio as of the transfer date. This is the primary reason that the Company was able to have a positive net income in the third quarter of 2009 compared with the net losses incurred in the first two quarters of 2009.
Non-interest income increased 31.4%, or $0.9 million, from last year’s third quarter to $3.8 million in the third quarter of 2009. For the nine month period ended September 30, 2009, non-interest income increased 19.9%, or $1.8 million, over the prior year period to $11.1 million. Non-interest income represented 39.1% and 40.2% of total revenue in the three and nine month periods ended September 30, 2009, compared with 36.2% and 39.3% in the same respective periods in 2008. The primary reasons for the increase in non-interest income are the $0.7 million gain on bargain purchase related to the Waterford acquisition in the third quarter of 2009, as well as an increase in bank-owned life insurance income and revenue generated by Suchak Data Systems (“SDS”).
Bank-owned life insurance (“BOLI”) income was $0.11 million and $0.47 million for the three and nine month periods ended September 30, 2009, compared with $0.03 million and $0.24 million in the same periods in 2008. BOLI income was lower in 2008 as a result of a decline in value stemming from market fluctuations of a small number of individual policies which the Company have since sold and replaced with more conservative policies.
SDS is a data processing company acquired by the Company in December 2008. SDS generated $0.13 million and $0.58 million in revenue in the three and nine month periods ended September 30, 2009. Revenue related to SDS is reported in “other income” on the Company’s Unaudited Consolidated Statements of Operations.
Insurance service and fee income, the largest component of non-interest income, was flat in the third quarter of 2009 when compared with last year’s third quarter at $1.8 million as the soft insurance market continued. For the year-to-

date, insurance services and fee income increased $0.2 million, or 3.5%, over the prior year period to $5.7 million.
Total non-interest expenses were $5.8 million and $19.6 million for the three and nine month periods ended September 30, 2009, respectively, compared with $5.3 million and $15.4 million for the same periods in 2008. The largest component of the increase in total non-interest expenses over last year’s third quarter was salaries and employee benefits expense of $3.2 million, which increased $0.3 million or 9.4% over the third quarter of 2008. Most of the increase is attributable to the additional employees from the SDS and Waterford acquisitions. Other factors contributing to the increase in the non-interest expenses for the third quarter of 2009 included increased professional services expenses of $0.1 million from additional legal work related to the Waterford acquisition and potential lease portfolio sale and increased FDIC insurance premiums of $0.1 million. These expense increases were partially offset by savings in technology and communications expenses of $0.1 million related to synergies achieved in the SDS acquisition.
For the year-to-date period, the largest factor contributing to the increase in non-interest expenses was the goodwill impairment charge of $2.0 million taken in the first quarter of 2009. The year-to-date increase in non-interest expense was also attributable to increase in salaries and benefits ($1.0 million), professional services ($0.3 million) and FDIC insurance premiums ($0.5 million), partially offset by a reduction in technology and communications expenses ($0.3 million). The changes were primarily attributed to the same factors cited above with respect to the quarterly increase.
The Company’s efficiency ratio for the three and nine month periods ended September 30, 2009, was 56.95% and 61.26%, compared with 63.15% in both of last year’s comparable periods. Amortization and goodwill impairment and securities gains and losses are excluded from the efficiency ratio calculation. The efficiency ratio was significantly lower in the quarterly comparison due to the gain on bargain purchase related to the Waterford acquisition. In the year-to-date comparison, the decrease in the ratio is primarily due to the fact that the increase in revenue has exceeded the increase in non-interest expenses such as salaries and benefits and FDIC insurance.
Income tax provision (benefit) totaled $0.9 million and ($0.9) million for the three and nine month periods ended September 30, 2009, respectively, reflecting an effective tax rate of 27.7% and (56.3%). The effective tax rate for the three and nine month periods ended September 30, 2008 was 35.6% and 31.0%, respectively. Excluding the tax benefit from discrete items such as the impairment charge and the mark to market leasing adjustment, the Company records an effective tax rate based on the expected rate for the entire year. The decrease in the effective tax rate for the third quarter of 2009 compared with the third quarter of 2008 is primarily due to increased tax-exempt income such as interest earned on municipal bonds and BOLI income.
CAPITAL
The Company consistently maintains regulatory capital ratios measurably above the federal “well capitalized” standard of 5.00% with a Tier 1 leverage ratio of 7.81%. Average equity as a percentage of average assets was 7.30% in the three months ended September 30, 2009, compared with 8.02% in the three months ended June 30, 2009, and 9.39% in the three months ended September 30, 2008. The decrease was a result of the strong growth in core earning assets during the past 12 months as well as the net loss incurred in the first nine months of 2009. Book value per outstanding common share was $16.09 at September 30, 2009, compared with $15.08 at June 30, 2009, and $16.57 at December 31, 2008.
LIQUIDITY
The Company utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates. Advances of up to $57.9 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. The Bank recently was approved for additional credit at FHLB after placing additional commercial real estate loans as collateral at FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of

Deposit Account Registry Service (“CDARS”) network, of which the Bank became a member in 2009. Additionally, the Company has access to capital markets as a funding source.
Cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At September 30, 2009, approximately 7.4% of the Bank’s securities had contractual maturity dates of one year or less and approximately 31.8% had maturity dates of five years or less.
Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases. At September 30, 2009, in the Company’s internal stress test, the Company had net short-term liquidity of $58.0 million as compared with $22.4 million at December 31, 2008. The increase in the Company’s liquidity is a result of FHLB giving the Company more room on its line of credit after the Company placed additional commercial real estate loans at FHLB as collateral. Available assets of $88.2 million, divided by public and purchased funds of $139.2 million, resulted in a long-term liquidity ratio of 63% at September 30, 2009, compared with 51% at December 31, 2008.
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
The following table demonstrates the possible impact of changes in interest rates on the Bank’s net interest income over a 12-month period of time:
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST
RATES

	Calculated (decrease) increase in projected annual net interest income (in thousands)
	September 30, 2009	December 31, 2008
Changes in interest rates

+200 basis points	33	(293)
+100 basis points	20	(140)

-100 basis points	(26)	(33)
-200 basis points	N/A	20
Many assumptions were utilized by management to calculate the impact that changes in interest rates may have on the Bank’s net interest income. The more significant assumptions related to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Bank assumed immediate changes in rates including 200 basis point rate changes. In the event that the 200 basis point rate changes cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions such as those previously described, which management may take to counter such changes. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Bank’s projected net interest income.
ITEM 4T — CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2009 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6 — EXHIBITS

Exhibit No.	Name	Page No.

10.1	Employment Agreement by and among Evans Bank, N.A., Evans Bancorp, Inc. and David J. Nasca, executed and delivered by the Company and the Bank on September 1, 2009 and effective as of September 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on September 17, 2009).	—

10.2	Employment Agreement by and among Evans Bank, N.A., Evans Bancorp, Inc. and William R. Glass, executed and delivered by the Company and the Bank on September 30, 2009 and effective as of September 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 6, 2009).	—

10.3	Employment Agreement by and among Evans Bank, N.A., Evans Bancorp, Inc. and Gary A. Kajtoch, executed and delivered by the Company and the Bank on October 6, 2009 and effective as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 13, 2009).	—

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	37

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	38

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	39

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	40

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE
November 9, 2009	/s/ David J. Nasca David J. Nasca
President and CEO
(Principal Executive Officer)

DATE
November 9, 2009	/s/ Gary A. Kajtoch Gary A. Kajtoch
Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Name	Page No.

10.1	Employment Agreement by and among Evans Bank, N.A., Evans Bancorp, Inc. and David J. Nasca, executed and delivered by the Company and the Bank on September 1, 2009 and effective as of September 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on September 17, 2009).	—

10.2	Employment Agreement by and among Evans Bank, N.A., Evans Bancorp, Inc. and William R. Glass, executed and delivered by the Company and the Bank on September 30, 2009 and effective as of September 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 6, 2009).	—

10.3	Employment Agreement by and among Evans Bank, N.A., Evans Bancorp, Inc. and Gary A. Kajtoch, executed and delivered by the Company and the Bank on October 6, 2009 and effective as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 13, 2009).	—

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	37

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	38

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	39

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	40