Form 10-K
period 2009-12-31
EVANS BANCORP INC
filed 2010-03-05
CIK 842518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

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
None

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $35.7 million, based upon the closing sale price of a share of the registrant’s common stock on The NASDAQ Global Market.
As of March 5, 2010, 2,827,894 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2010 Annual Meeting of Shareholders, to be held on April 22, 2010, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART III

Page
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	99

Item 11. EXECUTIVE COMPENSATION	99

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	99

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	99

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	99

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	100

SIGNATURES	101
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
EVANS BANCORP, INC.
Evans Bancorp, Inc. (the “Company”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The principal offices of the Company are located at 14-16 North Main Street, Angola, NY 14006 and its telephone number is (716) 926-2000. The Company’s administrative office is located at One Grimsby Drive in Hamburg, NY. This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of Evans Bank. The Company was incorporated on October 28, 1988, but the continuity of its banking business is traced to the organization of the Evans National Bank of Angola on January 20, 1920. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.” The Company’s common stock is traded on The NASDAQ Global Market under the symbol “EVBN.”
At December 31, 2009, the Company had consolidated total assets of $619.4 million, deposits of $499.5 million and stockholders’ equity of $46.0 million.
The Company’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Company has two direct wholly-owned subsidiaries: (1) Evans Bank, N.A. (“Evans Bank” or the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York; and (2) Evans National Financial Services, Inc., which owns 100% of the common stock of The Evans Agency, Inc. (“TEA”), which sells various premium-based insurance policies on a commission basis. At December 31, 2009, the Bank represented 98.1% and ENFS represented 1.9% of the consolidated assets of the Company. Further discussion of our segments is included in Note 19 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Evans Bank
The Bank is a nationally chartered bank that has its headquarters and a full-service banking office at 14 North Main Street, Angola, NY, and a total of 13 full-service banking offices in Erie County and Chautauqua County, NY.
At December 31, 2009, the Bank had total assets of $607.7 million, investment securities of $79.0 million, net loans of $482.6 million, deposits of $499.5 million and stockholders’ equity of $40.4 million, compared to total assets of $516.4 million, security investments of $75.8 million, net loans of $401.6 million, deposits of $404.0 million and stockholders’ equity of $40.2 million at December 31, 2008. The Bank’s principal source of funding is deposits, which it reinvests in the community in the form of loans and investments. The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit. The Bank’s deposits are insured up to the maximum permitted by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans and leases and commercial and residential mortgage loans.
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
The Evans Agency, Inc.
TEA, a retail property and casualty insurance agency, is a wholly-owned subsidiary of Evans Financial Services. TEA is headquartered in Angola, NY, with offices located throughout Western New York. TEA is a full-service insurance agency offering personal, commercial and financial services products. It also has a small consulting department. For the year ended December 31, 2009, TEA had a premium volume of approximately $37.6 million and total revenue of $7.2 million.
TEA’s primary market area is Erie, Chautauqua, Cattaraugus and Niagara counties. Most lines of personal insurance are provided, including automobile, homeowner’s, boat, recreational vehicle, landlord and umbrella coverages. Commercial insurance products are also provided, consisting of property, liability, automobile, inland marine, workers compensation, bonds, crop and umbrella insurance. TEA also provides the following financial services products: life and disability insurance, Medicare supplements, long term care, annuities, mutual funds, retirement programs and New York State Disability.
TEA has a small consulting division which works almost exclusively with school districts. The majority of the work is done in preparing specifications for bidding and reviewing existing insurance programs. The majority of the consulting accounts are located in central and eastern New York.
Other Subsidiaries
In addition to the Bank and TEA, the Company has the following direct and indirect wholly-owned subsidiaries:
Evans National Leasing, Inc. (“ENL”). ENL, a wholly-owned subsidiary of the Bank, provided direct financing leasing of commercial small-ticket general business equipment to companies located throughout the contiguous 48 United States. The Company announced in April 2009 that it was exiting the leasing business. After attempts to sell the leasing portfolio, management has decided to service it through to maturity.
Evans National Holding Corp. (“ENHC”). ENHC, a wholly-owned subsidiary of the Bank, operates as a real estate investment trust that holds commercial real estate loans and residential mortgages, providing additional flexibility and planning opportunities for the business of the Bank.
Suchak Data Systems (“SDS”). The Company acquired SDS on December 31, 2008. SDS, a wholly-owned subsidiary of the Bank, serves the data processing needs of financial institutions with customized solutions and consultative services. SDS hosts the Bank’s core and primary banking systems and provides product development and programming services. SDS’s products and services for its other customers include core and online banking systems, check imaging, item processing, and automated teller machine (“ATM”) services.
Evans National Financial Services, Inc. (“ENFS”). ENFS is a wholly-owned subsidiary of the Company. ENFS’s primary business is to own the business and assets of the Company’s non-banking financial services segment subsidiaries.

ENB Associates Inc. (“ENBA”). ENBA, a wholly-owned subsidiary of TEA, offers non-deposit investment products, such as annuities and mutual funds.
Frontier Claims Services, Inc. (“FCS”). FCS is a wholly-owned subsidiary of TEA and provides claims adjusting services to various insurance companies.
The Company also has two special purpose entities: Evans Capital Trust I, a statutory trust formed on September 29, 2004 under the Statutory Trust Act, solely for the purpose of issuing and selling certain securities representing undivided beneficial interests in the assets of the trust, investing the proceeds thereof in certain debentures of the Company and engaging in those activities necessary, advisable or incidental thereto; and ENB Employers Insurance Trust, a Delaware trust company formed in February 2003 for the sole purpose of holding life insurance policies under the Bank’s bank-owned life insurance (“BOLI”) program.
The Company operates in two operating segments — banking activities and insurance agency activities. See Note 19 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for more information on the Company’s operating segments.
ACQUISITIONS
On July 24, 2009, the Bank entered into a definitive purchase and assumption agreement with the FDIC under which the Bank assumed approximately $51.0 million in liabilities, consisting almost entirely of deposits and accrued interest, and purchased substantially all of the assets, of Waterford Village Bank, a community bank located in Williamsville, NY (“Waterford”). Total assets purchased (before fair value adjustments) amounted to approximately $47.2 million, including a loan portfolio of approximately $42.0 million. Under the terms of the purchase agreement, the FDIC made an initial payment of $4.6 million to the Bank, which includes the bid price of a $0.8 million discount and approximately $3.8 million for Waterford’s capital shortfall at the initial closing. The final settlement will be determined on March 31, 2010. All of the purchased loans and foreclosed real estate acquired by the Bank under the purchase agreement were covered by a loss sharing agreement between the FDIC and the Bank which was included in the purchase agreement. Under this loss sharing agreement, the FDIC agreed to bear 80% of loan and foreclosed real estate losses up to $5.6 million and 95% of losses that exceed $5.6 million. Reimbursable losses are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition.
MARKET AREA
The Company’s primary market area is Erie County, Niagara County, northern Chautauqua County and northwestern Cattaraugus County, NY. This primary market area is the area where the Bank principally receives deposits and makes loans and TEA sells insurance. Even though ENL conducts business outside of this defined market area, this activity is not deemed to expand the Company’s primary market.

AVERAGE BALANCE SHEET INFORMATION
The table below presents the significant categories of the assets and liabilities of the Bank, interest income and interest expense, and the corresponding yields earned and rates paid in 2009, 2008 and 2007. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest. Securities are stated at fair value. Interest and yield are not presented on a tax-equivalent basis.

	2009			2008			2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases, net	$439,710	$27,416	6.24%	$357,210	$26,328	7.37%	$297,905	$23,918	8.03%
Taxable securities	40,594	1,608	3.96%	32,168	1,309	4.07%	68,453	2,919	4.26%
Tax-exempt securities	40,242	1,676	4.16%	34,584	1,490	4.31%	38,923	1,683	4.32%
Federal funds sold	1,188	1	0.08%	1,531	24	1.57%	6,448	317	4.92%

Total interest-earning assets	521,734	30,701	5.88%	425,493	29,151	6.85%	411,729	28,837	7.00%

Non interest-earning assets:
Cash and due from banks	12,337			12,592			11,454
Premises and equipment, net	9,547			8,662			8,568
Other assets	32,886			30,037			29,566

Total Assets	$576,504			$476,784			$461,317

Liabilities & Stockholders’ Equity
Interest-bearing liabilities:
NOW	$11,514	41	0.36%	$11,793	80	0.68%	$11,014	33	0.30%
Regular savings deposits	197,178	2,226	1.13%	113,266	1,801	1.59%	88,685	1,061	1.20%
Muni-vest savings	33,266	209	0.63%	23,459	494	2.11%	39,840	1,696	4.26%
Time deposits	142,893	4,368	3.06%	144,040	5,713	3.97%	149,578	7,264	4.86%
Other borrowed funds	32,758	843	2.57%	35,876	1,110	3.09%	29,655	1,164	3.93%
Junior subordinated debentures	11,330	399	3.52%	11,330	644	5.68%	11,330	891	7.86%
Securities sold under agreement to repurchase	5,331	21	0.39%	5,151	41	0.80%	6,694	53	0.79%

Total interest-bearing liabilities	434,270	8,107	1.87%	344,915	9,883	2.87%	336,796	12,162	3.61%

Non interest-bearing liabilities:
Demand deposits	85,181			75,551			73,577
Other	12,013			10,972			9,609

Total liabilities	531,464			431,438			419,982

Stockholders’ equity	45,040			45,346			41,335

Total Liabilities & Equity	$576,504			$476,784			$461,317

Net interest earnings		$22,594			$19,268			$16,675

Net yield on interest earning assets			4.33%			4.53%			4.05%

Interest rate spread			4.01%			3.98%			3.39%

SECURITIES ACTIVITIES
The primary objectives of the Bank’s securities portfolio are to provide liquidity and maximize income while preserving safety of principal. Secondary objectives include: providing collateral to secure local municipal deposits, the investment of funds during periods of decreased loan demand, interest rate sensitivity considerations, supporting local communities through the purchase of tax-exempt securities and tax planning considerations. The Bank’s Board of Directors is responsible for establishing overall policy and reviewing performance of the Bank’s investments.
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
The Bank’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase. Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase. Bonds or securities rated below A are reviewed periodically to ensure their continued credit worthiness. While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Bank’s general market area which, in the Bank’s judgment, possess no greater credit risk than Baa (or equivalent) bonds. The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information. The securities portfolio of the Bank is priced on a monthly basis.
Pursuant to FASB Accounting Standards Codification (“ASC”) 320, “Investments — Debt and Equity Securities,” which establishes accounting treatment for investments in securities, all securities in the Bank’s investment portfolio are either designated as “held to maturity” or “available for sale.”
Income from securities held in the Bank’s investment portfolio represented approximately 10.7% of total interest income of the Company in 2009 as compared with 9.6% in 2008 and 16.0% in 2007. At December 31, 2009, the Bank’s securities portfolio of $79.0 million consisted primarily of state and municipal securities, mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”), and U.S. and federal agency obligations. The Bank did not hold any FNMA or FHLMC perpetual preferred stock or trust-preferred securities at December 31, 2009. The decrease in the securities portfolio income from 2007 to 2008 was a result of the Company’s strategy to restructure its balance sheet. The Company sold $45.0 million of available-for-sale securities in June 2007 while allowing other securities to mature. Correspondingly, the Company allowed certain municipal time deposits to roll off and priced down its muni-vest savings account with certain non-core municipal customers which resulted in the loss of those muni-vest accounts. The increase in the securities portfolio income from 2008 to 2009 was a result of assets purchased with the strong deposit growth in 2009, particularly in the muni-vest savings deposits. The Company’s core municipal customers retained higher balances at the Bank instead of bidding out longer-term time deposits. Municipal time deposits are typically put out to bid for multiple banks, resulting in a loss of that deposit business when the Bank is not the winning bidder. Management has the intent and ability to hold the Company’s investment securities until recovery or maturity. The Company did not have the intent to sell and it is not considered more likely than not that the Company will be required to sell any individual security in a loss position as of December 31, 2009 before recovery of its cost basis.
Available for sale securities with a total fair value of $65.2 million at December 31, 2009 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The following table summarizes the Bank’s securities with those designated as available for sale valued at fair value and securities designated as held to maturity valued at amortized cost as of December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands)
Available for Sale:
Debt securities
U.S. government agencies	$12,884	$17,902	$14,189
States and political subdivisions	37,730	35,436	35,658

Total debt securities	$50,614	$53,338	$49,847

Mortgage-backed securities
FNMA	$8,779	$8,165	$8,135
FHLMC	11,527	7,587	7,063
GNMA	378	—	—
CMO’s	981	1,149	1,587

Total mortgage-backed securities	$21,665	$16,901	$16,785

FRB and Federal Home Loan Bank Stock	3,575	3,565	3,512

Total securities designated as available for sale	$75,854	$73,804	$70,144

Held to Maturity:
U.S. government agencies	$35	$35	$35
States and political subdivisions	3,129	1,916	2,231

Total securities designated as held to maturity	$3,164	$1,951	$2,266

Total securities	$79,018	$75,755	$72,410

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2009:

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
				(dollars in thousands)
Available for Sale:
Debt Securities:
U.S. government agencies	$1,008	4.25%	$828	3.13%	$3,950	4.30%	$7,098	5.58%
States and political subdivisions	3,928	4.38%	15,567	4.29%	12,881	4.55%	5,354	4.41%

Total debt securities	$4,936	4.36%	$16,395	4.23%	$16,831	4.49%	$12,452	5.07%

Mortgage-backed Securities:
FNMA	$50	4.50%	$524	5.04%	$3,568	5.01%	$4,637	4.81%
FHLMC	64	5.00%	3,708	3.20%	1,441	5.02%	6,314	5.45%
GNMA	—	—	—		—		378	5.00%
CMO’s	—	—	—	—	75	4.25%	906	4.50%

Total mortgage-backed securities	$114	4.78%	$4,232	3.43%	$5,084	5.00%	$12,235	5.12%

Total available for sale	$5,050	4.37%	$20,627	4.06%	$21,915	4.61%	$24,687	5.10%

Held to Maturity:
U.S. government agencies	$—	—	$—	—	$35	—	$—	—
States and political subdivisions	1,539	2.47%	524	3.78%	390	4.64%	676	3.69%

Total held to maturity	$1,539	2.47%	$524	3.78%	$425	4.26%	$676	3.69%

Total securities	$6,589	3.92%	$21,151	4.06%	$22,340	4.60%	$25,363	5.06%

LENDING AND LEASING ACTIVITIES
General. The Bank has a loan and lease policy, which includes a loan and lease loss allowance policy, which is approved by its Board of Directors on an annual basis. The loan and lease policy governs the conditions under which loans and leases may be made, addresses the lending authority of Bank officers, documentation, appraisal policy, charge off policies and desired portfolio mix.
The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans. The Bank primarily extends loans to customers located within the Western New York area. Until it announced that it was exiting the direct financing leasing business in April 2009, ENL originated direct financing leases in all 48 contiguous states. The lease portfolio’s largest presence is in New York (17.7% of the portfolio), California (12.4%), Texas (7.9%), and Florida (7.3%). No other state had more than 4.0% of the total portfolio. Interest income on loans and leases represented approximately 89.3% of the total interest income of the Company in 2009 and approximately 90.4% and 82.9% of total interest income in 2008 and 2007, respectively. The Bank’s loan and lease portfolio, net of the allowances for loan and lease losses, totaled $482.6 million and $401.6 million at December 31, 2009 and December 31, 2008, respectively. The portfolio was bolstered by the $41.0 million in loans acquired in the purchase and assumption of Waterford from the FDIC on July 24, 2009, of which $39.0 million remained on the balance sheet at December 31, 2009. At December 31, 2009, the Bank had a $7.0 million allowance for loan and lease losses which is approximately 1.42% of total loans and leases. This compares with approximately $6.1 million at December 31, 2008 which was approximately 1.49% of total loans and leases. The $0.9 million increase in the allowance for loan and lease losses reflects management’s assessment of the risks inherent in the portfolio composition as well as the economic conditions. The United States was in a recession in 2009 and the recovery in 2010 is expected to be slow. The troubled economy resulted in a significant increase in net charge-offs in the direct financing lease portfolio in 2009. While the Company’s remaining commercial and consumer portfolios did not experience significant charge-offs in 2009, the economic recession put those portfolios at increased risk as well, as evidenced by the increase in non-performing loans. Also, a higher allowance is necessary because the loan portfolio was larger at December 31, 2009 than at the previous year-end due to strong growth in 2009, as discussed in more detail below. The net loan portfolio represented approximately 77.9% and 75.9% of the Company’s total assets at December 31, 2009 and December 31, 2008, respectively.
Real Estate Loans. Approximately 78.8% of the Bank’s total loan and lease portfolio at December 31, 2009 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans. The Bank’s real estate loan portfolio was $385.8 million at December 31, 2009, compared with $296.2 million at December 31, 2008. The real estate loan portfolio increased by approximately 30.2% in 2009 over 2008 compared with an increase of 24.7% in 2008 over 2007. The real estate portfolio includes $34.4 million in real estate loans at December 31, 2009 that were acquired in the Waterford transaction.
Overall, residential real estate loans increased $14.0 million, or 21.0%, from $66.8 million at December 31, 2008 to $80.8 million at December 31, 2009. $11.8 million of the increase is attributable to the Waterford acquisition.
The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value (“LTV”) ratio. Fixed rate residential mortgage loans outstanding totaled $65.4 million at December 31, 2009, which was approximately 13.5% of total loans and leases outstanding, compared with $54.8 million and 13.4%, respectively, at December 31, 2008. The Bank has a contractual arrangement with FNMA, pursuant to which the Bank sells certain mortgage loans to FNMA and the Bank retains the servicing rights to those loans.
In 2009, the Bank sold $16.2 million in mortgages to FNMA under this arrangement, compared with $3.5 million in mortgages sold in 2008. The growth in mortgage sales is attributable to the 142% increase in mortgage originations in 2009. Historically low interest rates resulted in the Bank selling the majority of new loans in an effort to mitigate the interest rate risk of holding long-term fixed rate loans in portfolio. Originations increased from $12.4 million in 2008 to $30.1 million in 2009. Historically low interest rates and Federal homebuyer tax credits fueled a high level of consumer demand in 2009. Much of the increased activity at the Bank and in the market in general was refinancing activity, in which customers replace their mortgage loans with a loan with a lower interest rate. The refinancing activity led to low organic balance growth.
The Bank currently retains the servicing rights on $37.4 million in mortgages sold to FNMA. The Company has recorded a net servicing asset for such loans of $0.3 million and $0.1 million at December 31, 2009 and 2008, respectively. The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.
The Bank offers adjustable rate residential mortgage loans with terms of up to 30 years. Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter. At December 31, 2009, the Bank’s outstanding adjustable rate residential mortgage loans were $15.4 million or 3.2% of total loans and leases outstanding as compared with $12.0 million or 2.9% of total loans and leases at December 31, 2008. This balance did not include any construction mortgage loans, which are discussed below.
The Bank also offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis. Many of these mortgage loans either mature or are subject to a rate call after three to five years. The Bank’s outstanding commercial mortgage loans were $241.1 million at December 31, 2009, which was 49.3% of total loans and leases outstanding, compared with $180.4 million and 44.3%, respectively, at December 31, 2008. $16.1 million of the $60.7 million in growth in commercial mortgages can be attributed to the Waterford acquisition. The rest of the growth is attributable to the Bank’s loan officers continuing to capitalize on opportunities available in the market. The Bank believes that it employs some of the most talented and well-connected loan officers in Western New York, and that the strong relationships with customers in the local community that have been fostered over the years have resulted in significant loan production in 2008 and 2009. The balance at December 31, 2009 included $78.1 million in fixed rate and $163.0 million in variable rate mortgage loans, which include interest rate calls.
The Bank also offers other types of loans collateralized by real estate such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 80% LTV ratio. At December 31, 2009, the real estate loan portfolio included $43.4 million of home equity loans outstanding, which represented 8.9% of total loans and leases outstanding, compared with $31.3 million and 7.7% at December 31, 2008, respectively. $4.7 million of the $12.1 million in growth is attributable to the Waterford acquisition. The rest of the growth is attributable to strong consumer demand for historically low-rate variable-rate home equity loans. This balance included $36.3 million in variable rate loans and $7.1 million in fixed rate loans.
The Bank also offers both residential and commercial real estate construction loans at up to an 80% LTV ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 2009, fixed rate real estate construction loans outstanding totaled $5.1 million or 1.0% of total loans and leases outstanding, and adjustable rate construction loans outstanding totaled $15.3 million or 3.1% of total loans and leases outstanding. At December 31, 2008, fixed rate real estate construction loan outstanding totaled $4.8 million, or 1.2% of total loans and leases outstanding, and adjustable rate construction loans outstanding totaled $13.0 million, or 3.2% of total loans and leases outstanding.
As of December 31, 2009, $4.3 million or 1.1% of the Bank’s real estate loans were 30 to 90 days delinquent, and $4.3 million or 1.1% of real estate loans were non-accruing. The Bank also had $4.1 million, or 1.1% of real estate loans that were over 90 days past due and still accruing. As of December 31, 2008, $2.8 million or 0.9% of the Bank’s real estate loans was 30 to 90 days delinquent, and $2.3 million or 0.8% of real estate loans were non-accruing. There were no real estate loans that were 90 days past due and still accruing at December 31, 2008. The reasons for the increase, and the Bank’s treatment of these loans, are discussed in greater detail below under “Non-accrual, Past Due, and Restructured Loans and Leases.”
Direct Financing Leases. Direct financing leases totaled $31.5 million and $58.6 million at December 31, 2009 and 2008, respectively, representing 6.4% and 14.4% of the Bank’s total loans and leases outstanding at December 31, 2009 and 2008, respectively. As of December 31, 2009, $0.3 million or 0.9% of the Bank’s direct financing leases were 30 to 90 days past due, compared with $1.2 million and 2.1% at December 31, 2008. In addition, $2.9 million, or 9.2%, were non-accruing at December 31, 2009, compared with $0.8 million, or 1.4% at December 31, 2008. $1.7 million, or 5.5%, of direct financing leases were restructured in troubled debt restructurings at December 31, 2009, $0.7 million of which are non-accruing. At December 31, 2008, there were $1.9 million, or 3.2% of leases restructured in troubled debt restructurings, $0.1 million of which were non-accruing.
Commercial Loans. The Bank offers commercial loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank’s commercial loan portfolio totaled $60.3 million and $46.1 million at December 31, 2009 and 2008, respectively. $3.1 million of the $14.2 million in growth is attributable to the Waterford acquisition. The rest of the growth is attributable to good results achieved through the Bank’s community-focused and relationship-based lending approach in the local market. Commercial loans represented 12.3% and 11.3% of the Bank’s total loans at December 31, 2009 and 2008, respectively.
As of December 31, 2009, $647 thousand or 1.1% of the Bank’s commercial loans were 30 to 90 days past due and $1.4 million or 2.3% of its commercial loans were non-accruing. As of December 31, 2008, $350 thousand or 0.8% of the

Bank’s commercial loans were 30 to 90 days past due and $0.3 million or 0.6% of its commercial loans were non-accruing. The Bank also had one commercial loan for $144 thousand or 0.3% of commercial loans that was over 90 days past due and still accruing at December 31, 2009.
Collateral for commercial loans, where applicable, may consist of inventory, receivables, equipment and other business assets. At December 31, 2009, 62.7% of the Bank’s commercial loans were at variable rates which are tied to the prime rate.
Consumer Installment Loans. The Bank’s consumer installment loan portfolio totaled $3.0 million and $1.8 million at December 31, 2009 and 2008, respectively, representing 0.6% and 0.5% of the Bank’s total loans and leases outstanding at December 31, 2009 and 2008, respectively. Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis. As of December 31, 2009, $104 thousand or 3.5% of the Bank’s installment loans were 30 to 90 days past due. In addition $197 thousand or 6.7% were non-accruing. As of December 31, 2008, $15 thousand or 0.8% of the Bank’s installment loans were 30 to 90 days past due and none were on non-accrual.
Other Loans. Other loans totaled $8.5 million and $4.2 million at December 31, 2009 and December 31, 2008, respectively. Other loans consisted primarily of loans to municipalities, hospitals, churches and non-profit organizations, at fixed or variable interest rates with multiple maturities. Other loans also includes overdrafts, which totaled $0.2 million at December 31, 2009 and $0.4 million at December 31, 2008.
The Bank’s lending limit to any one borrower is subject to regulation by the OCC. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.
The following table summarizes the major classifications of the Bank’s loans and leases (net of deferred origination costs) as of the dates indicated:

	December 31,
	2009	2008	2007	2006	2005
		(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$80,775	$66,750	$68,553	$57,702	$48,580
Commercial and multi-family	241,101	180,388	131,146	123,701	123,727
Construction	20,444	17,814	11,446	11,848	9,270
Second mortgages	7,813	8,918	9,452	8,625	6,454
Home equity lines of credit	35,633	22,347	16,926	18,147	21,082

Total mortgage loans on real estate	385,766	296,217	237,523	220,023	209,113

Direct financing leases	31,486	58,639	45,078	31,742	16,945

Commercial loans	60,345	46,077	34,563	29,589	29,920

Consumer installment loans	2,957	1,831	2,083	3,101	2,747

Other	8,489	4,152	3,983	3,997	642

Net deferred loan and lease origination costs	525	797	881	654	654

Total loans and leases	489,568	407,713	324,111	289,106	260,021

Allowance for loan and lease losses	(6,971)	(6,087)	(4,555)	(3,739)	(3,211)

Loans and leases, net	$482,597	$401,626	$319,556	$285,367	$256,810

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table shows the maturities of commercial loans and real estate construction loans outstanding as of December 31, 2009 and the classification of such loans due after one year according to sensitivity to changes in interest rates.

		After One But
	Within	Within Five	After Five
	One Year	Years	Years	Total
	(in thousands)
Commercial	$4,496	$24,005	$31,844	$60,345
Real estate construction	16,227	4,217	—	20,444

	$20,723	$28,222	$31,844	$80,789

Loans maturing after one year with:
Fixed Rates		$16,372	$5,052
Variable Rates		11,850	26,792

		$28,222	$31,844

Non-accrual, Past Due and Restructured Loans and Leases. The following table summarizes the Bank’s non-accrual and accruing loans and leases 90 days or more past due as of the dates listed below. See Part II, Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan and Lease Losses,” and Part II, Item 8 of this Annual Report on Form 10-K “Financial Statements and Supplementary Data — Note 4 of the Notes to Consolidated Financial Statements” for further information about the Company’s non-accrual, past due and restructured loans and leases.

	At December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential 1-4 family	$1,076	$50	$—	$—	$—
Commercial and multi-family	2,713	1,787	112	145	600
Construction	417	417	—	—	—
Second mortgages	—	—	—	—	—
Home equity lines of credit	128	—	—	—	—

Total mortgage loans on real estate	4,334	2,254	112	145	600

Direct financing leases	2,905	791	215	—	—

Commercial loans	1,400	263	224	443	1,175

Consumer installment loans	197	—	—	—	—

Other	—	123	—	—	—

Total non-accruing loans and leases	$8,836	$3,431	$551	$588	$1,775

Accruing loans and leases 90+ days past due	4,112	148	163	74	95

Total non-performing loans and leases	$12,948	$3,579	$714	$662	$1,870
Total non-performing loans and leases to total assets	2.09%	0.68%	0.16%	0.15%	0.41%

Total non-performing loans and leases to total loans and leases	2.64%	0.88%	0.22%	0.23%	0.72%

The Bank had $2.2 million and $1.9 million in loans and leases that were restructured in a troubled debt restructuring at December 31, 2009 and 2008, respectively, in addition to the non-accruing loans and leases in the table above. These restructurings were allowed in an effort to maximize the Bank’s ability to collect on loans and leases where borrowers were experiencing financial issues. The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full. If a borrower continues to be delinquent after a troubled debt restructuring, the loan or lease will be placed in nonaccrual or charged off.
The following table summarizes the Bank’s allowance for loan and lease losses and changes in the allowance for loan and lease losses by categories:
ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	2009	2008	2007	2006	2005
	(in thousands)
BALANCE AT THE BEGINNING OF THE YEAR	$6,087	$4,555	$3,739	$3,211	$2,999
CHARGE-OFFS:
Commercial	(285)	—	(153)	(212)	(417)
Real estate mortgages	(34)	(1)	(5)	—	(25)
Direct financing leases	(9,483)	(2,149)	(1,048)	(500)	(108)
Consumer installment loans	(8)	(4)	(7)	(44)	(86)
Overdrafted deposit accounts	(48)	(51)	(58)	(42)	(39)

TOTAL CHARGE-OFFS	(9,858)	(2,205)	(1,271)	(798)	(675)

RECOVERIES:
Commercial	9	36	26	53	—
Real estate mortgages	—	—	—	—	40
Direct financing leases	211	170	105	62	56
Consumer installment loans	1	2	18	63	11
Overdrafted deposit accounts	21	21	21	20	11

TOTAL RECOVERIES	242	229	170	198	118

NET CHARGE-OFFS	(9,616)	(1,976)	(1,101)	(600)	(557)
PROVISION FOR LOAN AND LEASE LOSSES	10,500	3,508	1,917	1,128	769

BALANCE AT END OF YEAR	$6,971	$6,087	$4,555	$3,739	$3,211

RATIO OF NET CHARGE-OFFS TO AVERAGE NET LOANS AND LEASES OUTSTANDING	2.19%	0.55%	0.37%	0.22%	0.23%

RATIO OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO TOTAL LOANS AND LEASES	1.42%	1.49%	1.41%	1.29%	1.23%

Much of the economic turmoil in the national economy began with the sub-prime mortgage credit crisis. As the Company does not engage in sub-prime lending, the faltering sub-prime credit market has not directly affected the Company’s loan and lease portfolio. Also, local real estate values have remained steady to slightly higher. However, the recessionary economy has impacted the Company’s commercial real estate, commercial loan, and in particular, its national leasing portfolio as the Company’s customers struggle to deal with the difficult economic conditions. Management is closely monitoring the Company’s loan and lease portfolio for potential losses and heightened risk factors related to our customers. The increase in the allowance for loan and lease losses in 2009 reflects management’s assessment of the risk inherent in the portfolio composition as well as the economic conditions. The United States has been in recession throughout 2008 and 2009, and any possible recovery in 2010 is expected to happen at a slow pace.
The troubled economy resulted in a significant increase in net charge-offs in the direct financing lease portfolio during 2009. The $9.3 million in net leasing charge-offs included a mark-to-market adjustment of $7.1 million on the total portfolio after the Company initially announced its intention to sell the portfolio during the second quarter of 2009. The Company later decided to service the portfolio through maturity. As a result, the Company adjusts the carrying value of total leases as charge-offs and recoveries of specific leases are realized. The book value of the leasing portfolio was $4.2 million lower than the principal value as of December 31, 2009.
ENL did business with customers all over the United States, including states that previously had fast-growing economies such as California and Florida. While ENL did not lend to sub-prime borrowers, small-ticket commercial equipment leasing is a riskier type of lending than traditional commercial and consumer real estate lending. Leases typically yield higher rates because of the higher credit risk. Often the collateral securing the leases does not have significant recoverable value and the lessees are generally small businesses which are less able to withstand disruptions like the recent economic recession than larger, more established businesses. Management expects the leasing portfolio to continue to be sensitive to economic conditions while the portfolio runs off at approximately $1.5 million per month in 2010. While the Company’s remaining commercial and consumer portfolios did not experience increased charge-offs in 2009, an economic recession puts those portfolios at increased risk as well. While charge-offs in those portfolios remained lower, non-performing loans and leases increased substantially year-over-year.
The Company maintains a robust loan review process to ensure that specific credits are appropriately reserved. In particular, management continues to monitor the leasing portfolio closely in a more challenging economic environment. Also, management is cognizant that commercial real estate values may be susceptible to decline in an adverse economy. Management believes that the allowance for loan and lease losses is reflective of its assessment of the environment, as well as the continued trend in commercial loan activity and balances outstanding.
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
Deposits. The Bank offers a variety of deposit products, including checking, passbook, statement savings, NOW accounts, certificates of deposit and jumbo certificates of deposit. Bank deposits are insured up to the limits provided by the FDIC. At December 31, 2009, the Bank’s deposits totaled $499.5 million consisting of the following:

(In thousands)
Demand deposits	$87,855
NOW accounts	15,619
Regular savings	229,609
Muni-vest savings	23,418
Time deposits, $100,000 and over	59,301
Other time deposits	83,706

Total	$499,508

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank (dollars in thousands):

	2009		2008		2007
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits	$85,181	0.00%	$75,551	0.00%	$73,577	0.00%
NOW accounts	11,514	0.36%	11,793	0.68%	11,014	0.30%
Regular Savings	197,178	1.13%	113,266	1.59%	88,685	1.20%
Muni-vest savings	33,266	0.63%	23,459	2.11%	39,840	4.26%
Time deposits	142,893	3.06%	144,040	3.97%	149,578	4.86%

Total	$470,032	1.46%	$368,109	2.20%	$362,694	2.77%

The following schedule sets forth the maturities of the Bank’s time deposits as of December 31, 2009:

	Time Deposit Maturity Schedule
	(in thousands)
	0-3	3-6	6-12	Over 12
	Mos.	Mos.	Mos.	Mos.	Total
Time deposits — $100,000 and over	$17,401	$7,621	$5,012	$29,267	$59,301

Other time deposits	11,649	15,992	16,417	39,648	83,706

Total time deposits	$29,050	$23,613	$21,429	$68,915	$143,007

Federal Funds Purchased and Other Borrowed Funds. Another source of the Bank’s funds for lending and investing activities at December 31, 2009 consisted of short and long term borrowings from the Federal Home Loan Bank.
Other borrowed funds consisted primarily of various advances from the FHLB with both fixed and variable interest rate terms ranging from 0.32% to 3.55%. The maturities and weighted average rates of other borrowed funds at December 31, 2009 are as follows (dollars in thousands):

		Weighted
		Average
	Maturities	Rate
2010	$19,202	0.35%
2011	5,068	3.12%
2012	3,000	2.52%
2013	10,000	3.28%
2014	9,000	3.53%
Thereafter	—	—

Total	$46,270	2.05%

Securities Sold Under Agreements to Repurchase. The Bank enters into agreements with depositors to sell to the depositors securities owned by the Bank and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The depositor is informed that the securities are held in safekeeping by the Bank on behalf of the depositor. Securities sold under agreements to repurchase totaled $5.5 million at December 31, 2009 compared to $6.3 million at December 31, 2008. Balances can vary day to day based on customer needs.
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
COMPETITION
All phases of the Company’s business are highly competitive. The Company competes actively with local, regional and national financial institutions, as well as with bank branches and insurance agency offices in the Company’s primary market area of Erie County, Niagara County, northern Chautauqua County, and northwestern Cattaraugus County, NY. These Western New York counties have a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Company. The Company faces competition for loans and deposits from other commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial services companies. The Company faces additional competition for deposits and insurance business from non-depository competitors such as the mutual fund industry, securities and brokerage firms, and insurance companies and brokerages. In the personal insurance area, the majority of TEA’s competition comes from direct writers, as well as some small local agencies located in the same towns and villages in which TEA has offices. In the commercial business segment, the majority of the competition comes from larger agencies located in and around Buffalo, NY. By offering the large number of carriers which it has available to its customers, TEA has attempted to remain competitive in all aspects of its business.
As an approximate indication of the Company’s competitive position, in the Buffalo metropolitan area, where 12 of the Company’s 13 banking offices are located, the Bank had the seventh most deposits according to the FDIC’s annual deposit market share report as of June 30, 2009 with 1.4% of the total market’s deposits of $32.7 billion. By comparison, the market leaders, M&T Bank and HSBC Bank USA, have 67.5% of the metropolitan area’s deposits combined. The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.
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
Bank Holding Company Regulation (BHCA)
As a financial holding company registered under the BHCA, the Company and its non-banking subsidiaries are subject to regulation and supervision under the BHCA by the FRB. The FRB requires periodic reports from the Company, and is authorized by the BHCA to make regular examinations of the Company and its subsidiaries. Under Regulation Y, a bank holding company must serve as a source of financial and managerial strength for its subsidiary banks and must not conduct its operations in an unsafe or unsound manner.
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
The deposits of the Bank are insured by the FDIC through the Insurance Fund to the extent provided by law. The Bank has elected to participate in the FDIC’s temporary Transaction Account Guarantee Program, established in 2008. Under this program, all non-interest bearing transaction accounts and certain low-interest NOW checking accounts at participating FDIC-insured institutions are fully guaranteed by the FDIC for the entire amount on deposit. This coverage is in addition to, and separate from, the coverage provided under the FDIC’s general deposit insurance rules, and a surcharge is added to a participating institution’s current insurance assessment in order to fully cover all transaction accounts. The program is scheduled to remain in effect until June 30, 2010. Interest-bearing savings accounts and certificates of deposit are not covered accounts under the program, but are insured up to $250,000 through December 31, 2013. At the expiration of these programs, it is expected that the FDIC insurance limits will return to $100,000 on all deposits at eligible institutions.
As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, insured institutions. It may also prohibit an insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.
The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Pursuant to the

Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), as amended by the Helping Families Save Their Home Act of 2009, the FDIC has established and implemented a plan to restore the reserve ratio for the Deposit Insurance Fund to 1.15% by December 31, 2013. In order to implement the restoration plan, the FDIC changed both its risk-based assessment system and its base assessment rates.
For the first quarter of 2009 only, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions, based on the ratio of certain amounts of Tier 1 capital to adjusted assets. The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%. Reciprocal deposit arrangements like CDARS® are treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I. An institution’s base assessment rate would also be increased if the institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.
The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments. In November, 2009, instead of imposing an additional special assessment, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Payment of the prepaid assessment, along with the payment of institutions’ regular quarterly assessment, was due on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 will be used, increased by three basis points beginning in 2011, and the assessment base will be increased at a 5% annual growth rate. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it may apply for an exemption. Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.
In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership Federal government corporation established to recapitalize the Federal Savings and Loan Insurance Corporation. The current annualized assessment rate is 1.06 basis points, or approximately .265 basis points per quarter. These assessments will continue until the Financing Corporation bonds mature in 2019.
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
Dividends paid by the Bank have been the Company’s primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2009, approximately $2.0 million was available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. As indicated below, the Bank is currently in compliance with these requirements.
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
Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth, are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4%. As reflected in the following table, the risk-based capital ratios and leverage ratios of the Company and the Bank as of December 31, 2009 and 2008 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.

Capital Components and Ratios at December 31,
(dollars in thousands)

	2009		2008
	Company	Bank	Company	Bank
Capital components
Tier 1 capital	$47,203	$45,008	$44,829	$43,436
Total risk-based capital	53,166	50,949	50,139	48,726
Risk-weighted assets and off-balance sheet instruments	476,017	474,265	424,014	422,425
Risk-based capital ratio
Tier 1 capital	9.9%	9.5%	10.6%	10.3%
Total risk-based capital	11.2%	10.7%	11.8%	11.5%
Leverage ratio	7.8%	7.5%	9.0%	8.8%
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
Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered “well capitalized” if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater; and is not subject to any order or written directive to meet and maintain a specific capital level for a capital measure. An “adequately capitalized” bank holding company or bank is defined as one that has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 risk-based capital ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of (1)). A bank holding company or bank is considered (A) “undercapitalized” if it has: (i) a total risk-based capital ratio of less than 8%; (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of (1)); (B) “significantly undercapitalized” if it has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if it has a ratio of tangible equity to total assets equal to or less than 2%. The FRB may reclassify a “well capitalized” bank holding company or bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 2009, the Company and the Bank met the definition of “well capitalized” institutions.
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
Regulation of Insurance Agency Subsidiary
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
Sarbanes-Oxley Act of 2002
Since the enactment of the Sarbanes-Oxley Act of 2002 and the SEC’s implementing regulations of the same (collectively, the “Sarbanes-Oxley Act”), companies that have securities registered under the Exchange Act, including the Company, are subject to enhanced and more transparent corporate governance standards, disclosure requirements and accounting and financial reporting requirements. The Sarbanes-Oxley Act, among other things, (i) requires: the principal executive and principal financial officers of a public company to establish and maintain disclosure controls and procedures and internal control over financial reporting for the company, and to evaluate the effectiveness of these controls and procedures and certify and report on their findings in the company’s periodic reports; a public company to establish and maintain an audit committee, comprised solely of independent directors, which committee must be empowered to, among other things, engage, supervise and discharge the company’s auditors; that a public company’s financial statements be certified by the principal executive and principal financial officers of such company; increased and quicker public disclosure — real time — of obligations of the company and its directors and officers, including disclosures of off-balance sheet transactions and accelerated reporting of transactions in company stock; (ii) prohibits personal loans to company directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; and (iii) creates or provides for various increased civil and criminal penalties for violations of the securities laws.
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
Emergency Economic Stabilization Act of 2008
There were historical disruptions in the financial system in late 2008 and many lenders and financial institutions reduced or ceased to provide funding to borrowers, including other lending institutions. The availability of credit, confidence in the entire financial sector, and stability in financial markets was adversely affected. These disruptions have had some impact on all institutions in the U.S. banking and financial industries.
In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Under EESA, the U.S. Treasury was granted the authority, among other things, to purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. As part of that program, the U.S. Treasury purchased equity interests in a wide variety of eligible banks, thrifts and bank holding companies. Under this program, called the Troubled Asset Relief Program Capital Purchase Program (“TARP”), $250 billion of capital was made available to U.S. financial institutions through the purchase of preferred stock. The preferred stock would pay a 5% dividend for five years, which would increase to 9% after five years. In conjunction with its purchase of preferred stock, the Treasury would also receive warrants to purchase common stock with an aggregate market price equal to 15% of the amount invested in preferred stock. Participating institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury continues to hold the institution’s equity under TARP.
Management evaluated the program to determine whether participation would be advantageous for the Company and its common shareholders. On December 17, 2008, the Company announced that the Company had elected not to participate in the program by a unanimous vote of the Board of Directors. Factors driving this decision included the lack of exposure to the troubled assets for which the program was originally designed, including subprime mortgages and mortgage-backed securities tied to subprime mortgages, dividend restrictions, uncertainty around the management and changing government parameters of TARP, and the difficulty in providing adequate return to shareholders with the new capital as the Bank was already experiencing high levels of lending activity without the capital from TARP.
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

On November 12, 2009, the Federal Reserve announced an amendment to Regulation E, which implements the Electronic Funds Transfer Act, that limits the ability of a financial institution to assess an overdraft fee for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. To ensure that consumers have a meaningful choice, the final rules prohibit financial institutions from discriminating against consumers who do not opt in. The final rules require institutions to provide consumers who do not opt in with the same account terms, conditions, and features (including pricing) that they provide to consumers who do opt in. For consumers who do not opt in, the institution would be prohibited from charging overdraft fees for any overdrafts it pays on ATM and one-time debit card transactions. The amendment is effective July 1, 2010. The Company is working toward being in compliance with these final rules by July 1, 2010 and studying the impact of the change in rules on the Company’s overall financial performance.
EMPLOYEES
As of December 31, 2009, the Company had no direct employees. As of December 31, 2009, the following table summarizes the employment rosters of the Company’s subsidiaries:

	Full Time	Part Time
Bank	130	17
ENL	7	—
SDS	8	—
TEA	55	4
FCS	4	—

	204	21

Management believes that the Company’s subsidiaries have good relationships with their employees.
AVAILABLE INFORMATION
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act are available without charge on the Company’s website, www.evansbancorp.com — SEC filings section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The Company is providing the address to its Internet site solely for the information of investors. The Company does not intend the address to be an active link or to otherwise incorporate the contents of the website into this Annual Report on Form 10-K or into any other report filed with or furnished to the SEC.

Item 1A. RISK FACTORS
The following factors identified by the Company’s management represent significant potential risks that the Company faces in its operations.
The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally.
Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions has been greatly reduced and local governments and many businesses are in serious difficulty due to rising unemployment, the lack of consumer spending, a faltering housing market, and reduced liquidity in the credit markets. Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. In 2009, there was some recovery in the value of some asset classes, but the economy remains weak with high unemployment, lower property values, and low consumer confidence.
The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and leases and the value of collateral securing those loans and leases, is highly dependent upon the business environment in the markets where the Company operates, in Western New York and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, declines in housing and real estate valuations, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.
Overall, during 2009, the business environment has been adverse for many households and businesses in the United States and worldwide. It is expected that the business environment in Western New York, the United States and worldwide will be slow to recover from the 2008-2009 recession. There can be no assurance that these conditions will improve in the near term. Such conditions could materially adversely affect the credit quality of the Company’s loans and leases, and therefore, the Company’s results of operations and financial condition.
National Direct Financing Lease Portfolio Exposes the Company to Increased Credit Risks.
At December 31, 2009, the book value of the Company’s national portfolio of direct financing leases originated through ENL was $31.5 million, or 6.4% of total loans and leases outstanding. The $31.5 million book value represents $35.7 million in lease principal balance, net of the remaining mark of $4.2 million. $2.9 million of those leases were in non-accrual status at December 31, 2009. There was no allowance for lease losses associated with this portfolio at December 31, 2009 as there has been no additional deterioration in credit quality since the portfolio was written down in the second quarter of 2009. Due to the increasing credit risks, poor performance in the portfolio, the lack of strategic fit with the Company’s community banking philosophy, and with the intention of reallocating capital back to its core business, management announced its exit from the national leasing business in April 2009. The Company still faces the challenge of collecting the remainder of the portfolio, which puts the Company at risk for future losses. In 2009, the provision for lease losses was $6.8 million, net charge-offs, including the mark-to-market adjustment of $7.1 million, were $9.3 million, and the entire goodwill balance of $2.0 million was written off. The portfolio balance peaked at December 31, 2008 at $58.6 million, or 14.4% of total loans and leases. Most of the Company’s leases are small-ticket general business equipment leases originated through brokers. With 1,897 active leases, the average balance per lease at December 31, 2009 was $19 thousand. In many cases, the collateral for the leases has a low market value and, with lessees in other states far from the Company’s primary market area, is difficult to retrieve in the case of a delinquent customer. Also, the lessees tend to be small businesses, which have a more difficult time withstanding a poor economic environment than larger and more established middle market customers. In addition, the leasing portfolio is exposed to certain states that have experienced higher-than-average credit issues and property devaluation such as California and Florida. These risks are reflected in the fact that the leases in those states have the highest rate of charge-offs among the Company’s lease portfolio.
While management believes that the losses in the leasing portfolio will be less in 2010 as the book value of the portfolio is already down 46.3% from last year end, there remains significant risk of future losses in the portfolio due to the nature of the customers, collateral, and geography of the business and its heightened sensitivity to the continued adverse economic factors. Continued weakness in the lease portfolio could have a material adverse effect on the Company’s business, financial condition, and results of operations.
Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Credit Risks.
At December 31, 2009, the Company’s portfolio of commercial real estate loans totaled $241.1 million, or 49.3% of total loans and leases outstanding and the Company’s portfolio of commercial business loans totaled $60.3 million, or 12.3% of total loans and leases outstanding. The Company plans to continue to emphasize the origination of commercial loans as they generally earn a higher rate of interest than other loan products offered by the Bank. Commercial loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of commercial real estate and business loans often depends on the successful operations and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Also, many of the Company’s commercial borrowers have more than one commercial real estate or business loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan. Commercial real estate loans in non-accrual status at December 31, 2009 were $2.7 million, compared with $1.8 million at December 31, 2008. There were also $4.0 million in commercial real estate loans that were still accruing interest at December 31, 2009, but were over 90 days past due. Management believes that these loans are well secured and in the process of collection. Commercial loans in nonaccrual status at December 31, 2009 were $1.4 million, compared with $0.3 million at December 31, 2008.
Continuing Concentration of Loans in the Company’s Primary Market Area May Increase the Company’s Risk.
Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers located primarily in western New York State. Therefore, the Company’s success depends primarily on the general economic conditions in western New York State. The Company’s business lending and marketing strategies focus on loans to small- to medium-sized businesses in this geographic region. Moreover, the Company’s assets are heavily concentrated in mortgages on properties located in western New York State. Accordingly, the Company’s business and operations are vulnerable to downturns in the economy of western New York State. The concentration of the Company’s loans in this geographic region subjects the Company to the risk that a downturn in the economy or recession in this region could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect the Company than if the Company’s lending were more geographically diversified. In addition, the Company may suffer losses if there is a decline in the value of properties underlying the Company’s mortgage loans which would have a material adverse impact on the Company’s operations. The Company has not seen this type of deterioration in the current credit cycle.
In the Event the Company’s Allowance for Loan and Lease Losses is Not Sufficient to Cover Actual Loan and Lease Losses, the Company’s Earnings Could Decrease.
The Company maintains an allowance for loan and lease losses in order to capture the probable losses inherent in its loan and lease portfolio. There is a risk that the Company may experience significant loan and lease losses which could exceed the allowance for loan and lease losses. In determining the amount of the Company’s recorded allowance, the Company makes various assumptions and judgments about the collectibility of its loan and lease portfolio, including the creditworthiness of its borrowers, the effect of changes in the local economy on the value of the real estate and other assets serving as collateral for the repayment of loans, the effects on the Company’s loan and lease portfolio of current economic indicators and their probable impact on borrowers, and the Company’s loan quality reviews. In addition, bank regulators periodically review the Company’s loan and lease portfolio and credit underwriting procedures, as well as its allowance for loan and lease losses, and may require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs. At December 31, 2009, the Company had a net loan portfolio of approximately $482.6 million and the allowance for loan and lease losses was approximately $7.0 million, which represented 1.42% of the total amount of gross loans and leases. If the Company’s assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs, the Company may have to increase its allowance for loan and lease losses or loan and lease charge-offs which could have an adverse effect on the Company’s operating results and financial condition. There can be no assurances that the Company’s allowance for loan and lease losses will be adequate to protect the Company against loan and lease losses that it may incur.

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
Changes in interest rates also affect the value of the Company’s interest-earning assets, and in particular, the Company’s securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2009, the Company’s securities available for sale totaled $75.9 million. Net unrealized gains on securities available for sale, net of tax, amounted to $1.0 million and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders’ equity or earnings.
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
The Company May Be Adversely Affected by the Soundness of Other Financial Institutions
Financial services institutions are interrelated as a result of counterparty relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry. The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York (“FHLBNY”). The Company uses FHLBNY as its primary source of overnight funds and also has several long-term advances with FHLBNY. At December 31, 2009, the Company had a total of $46.1 million in borrowed funds with FHLBNY. The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY. As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock with a fair value of $2.7 million as of December 31, 2009. The Bank’s FHLBNY stock average yield in 2009 was 4.6%.
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
Systemic weakness in the FHLB could result in higher costs of FHLB borrowings, reduced value of FHLB stock, and increased demand for alternative sources of liquidity that are more expensive, such as brokered time deposits, the discount window at the Federal Reserve, or lines of credit with correspondent banks First Tennessee and M&T Bank.
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
Expansion of the Company’s Branch Network May Adversely Affect its Financial Results.
The Company has increased its retail branch network from eight branches to thirteen branches by opening de novo branches in five of the last seven years. In addition, the Company plans on opening another branch in 2010, and its strategy is to continue to grow its branch network through de novo branching and acquisitions. The Company can not assure that its branch expansion strategy will be accretive to earnings or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate income sufficient to cover its operating expenses. Difficulties the Company experiences in implementing its growth strategy may have a material adverse effect on the Company’s financial condition and results of operations.
The Company Operates in a Highly Regulated Environment and May Be Adversely Affected By Changes in Laws and Regulations.
The Company is subject to regulation, supervision and examination by the OCC, FRB, and by the FDIC, as insurer of its deposits. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the deposit insurance funds and depositors. Regulatory requirements affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the imposition of deposit insurance premiums and other assessments, the classification of assets by a bank and the adequacy of a bank’s allowance for loan and lease losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material adverse impact on the Bank, the Company and its business, financial condition and results of operations.
Lack of System Integrity or Credit Quality Related to Funds Settlement could Result in a Financial Loss.
The Bank settles funds on behalf of financial institutions, other businesses and consumers and receives funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by the Bank include debit card, credit card and electronic bill payment transactions, supporting consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties and the facilitation of the payment. If the continuity of operations or integrity of processing were compromised this could result in a financial loss to the Bank, and therefore the Company, due to a failure in payment facilitation. In addition, the Bank may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to Bank, and therefore to the Company.
Financial Services Companies Depend on the Accuracy and Completeness of Information about Customers and Counterparties.
In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. The Company may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. While management generally engages only third parties that it knows or believes to be reputable, reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause the Company to enter into unfavorable transactions, which could have a material adverse effect on the Company’s financial condition and results of operations.
The Company May Not be Able to Attract and Retain Skilled Personnel.
The Company’s success depends, in large part, on its ability to attract and retain skilled personnel. Competition for the best people in most activities engaged in by the Company can be intense, and the Company may not be able to hire sufficiently skilled people or to retain them despite its best efforts to be an employer of choice. The loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of our markets, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.
Loss of Key Employees May Disrupt Relationships with Certain Customers.
The Company’s business is primarily relationship-driven in that many of the Company’s key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While management believes that the Company’s relationships with its key business producers are good, the Company cannot guarantee that all of its key personnel will remain with the organization. Loss of such key personnel, should they enter into an employment relationship with one of the Company’s competitors, could result in the loss of some of the Company’s customers. Such losses could have a material adverse effect on the Company’s business, financial condition and results of operations.
Because the Nature of the Financial Services Business Involves a High Volume of Transactions, the Company Faces Significant Operational Risks.
The Company operates in diverse markets and relies on the ability of its employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from the Company’s operations, including but not limited to, the risk of fraud by employees or persons outside of the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation.
The Company’s Information Systems may Experience an Interruption or Breach in Security.
The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan, and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of its information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.
The Potential for Business Interruption Exists Throughout the Company’s Organization.
Integral to the Company’s performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in the Company’s day-to-day and ongoing operations. Failure by any or all of these resources subjects the Company to risks that may vary in size, scale and scope. This includes, but is not limited to, operational or technical failures, ineffectiveness or exposure due to interruption in third party support as expected, as well as the loss of key individuals or failure on the part of key individuals to perform properly. Although management has established policies and procedures to address such failures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The Bank conducts its business from its administrative office and 13 branch offices as of December 31, 2009. The Bank’s administrative office is located at One Grimsby Drive in Hamburg, NY. The administrative office facility is 26,000 square feet and is owned by the Bank. This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank. The Bank also owns a building on Erie Road in Derby, NY that formerly housed its Loan Division.
The Bank has 13 branch locations. The Bank owns the building and land for five locations. The Bank owns the building but leases the land for four locations. Three other locations are leased. The remaining branch location is currently owned by the FDIC as Receiver in charge of Waterford Village Bank. The Company has informed the FDIC of its intention to purchase the location and expects to close on that purchase in March 2010.
The Bank also owns the headquarters for SDS at Baseline Road in Grand Island, NY.

TEA operates from its headquarters a 9,300 square foot office located at 16 North Main Street, Angola, NY, which is owned by the Bank. TEA has 14 retail locations. TEA leases 11 of the locations. The Bank owns two of the locations and TEA owns the remaining building.
The Company owned $9.3 million in properties and equipment, net of depreciation at December 31, 2009, compared with $9.9 million at December 31, 2008.
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
Item 4. (REMOVED AND RESERVED).
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. The Company’s common stock is listed on The NASDAQ Global Market (“NASDAQ”) under the symbol EVBN.
The following table shows, for the periods indicated, the high and low sales prices per share of the Company’s common stock as reported on The Nasdaq Global Market for fiscal 2009 and 2008.

	2009		2008
QUARTER	High	Low	High	Low
FIRST	$16.39	$9.31	$17.79	$14.17
SECOND	$15.50	$12.00	$17.50	$15.05
THIRD	$14.65	$11.80	$17.43	$14.19
FOURTH	$13.05	$10.36	$17.90	$14.11
Holders. The approximate number of holders of record of the Company’s common stock at February 26, 2009 was 1,387.
Cash Dividends. The Company paid the following cash dividends on shares of the Company’s common stock during fiscal 2008 and 2009:
•	A cash dividend of $0.37 per share on April 1, 2008 to holders of record on March 10, 2008.

•	A cash dividend of $0.41 per share on October 2, 2008 to holders of record on September 11, 2008.

•	A cash dividend of $0.41 per share on April 1, 2009 to holders of record on March 9, 2009.

•	A cash dividend of $0.20 per share on October 15, 2009 to holders of record on September 21, 2009.
The amount and type (cash or stock), if any, of future dividends will be determined by the Company’s Board of Directors and will depend upon the Company’s earnings, financial conditions and other factors considered by the Board of Directors to be relevant. The Bank pays a dividend to the Company to provide funds for: debt service on the junior subordinated debentures, a portion of the proceeds of which were contributed to the Bank as capital; dividends the Company pays; treasury stock repurchases; and other Company expenses. There are various legal limitations with respect to the Bank’s ability to supply funds to the Company. In particular, under Federal banking law, the prior approval of the FRB and OCC may be required in certain circumstances, prior to the payment of dividends by the Company or the Bank. See Notes 9 and 21 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information concerning contractual and regulatory restrictions on the payment of dividends.

PERFORMANCE GRAPH
The following Performance Graph compares the Company’s cumulative total stockholder return on its common stock for a five-year period (December 31, 2004 to December 31, 2009) with the cumulative total return of the NASDAQ Bank Index and NASDAQ Market Index. The comparison for each of the periods assumes that $100 was invested on December 31, 2004 in each of the Company’s common stock, the stocks included in the NASDAQ Bank Index and the stocks included in the NASDAQ Market Index, and that all dividends were reinvested without commissions. This table does not forecast future performance of the Company’s stock.
Compare 5-Year Cumulative Total Return Among
Evans Bancorp, Inc.,
NASDAQ Market Index and NASDAQ Bank Index

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Evans Bancorp, Inc.	100.00	90.33	88.84	73.84	74.12	58.76
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
NASDAQ Bank	100.00	95.67	106.20	82.76	62.96	51.31
In accordance with and to the extent permitted by applicable law or regulation, the information set forth above under the heading “Performance Graph” shall not be incorporated by reference into any future filing under the Securities Act, as amended, or the Exchange Act and shall not be deemed to be “soliciting material” or to be “filed” with the SEC under the Securities Act or the Exchange Act.

Item 6. SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

	As of and for the year ended December 31,
Balance Sheet Data	2009	2008	2007	2006	2005
Assets	$619,444	$528,974	$442,729	$473,894	$468,546
Interest-earning assets	562,219	477,496	392,235	426,836	419,973
Investment securities	79,018	75,755	72,410	137,730	159,952
Loans and leases, net	482,597	401,626	319,556	285,367	256,810
Deposits	499,508	403,953	325,829	355,749	336,808
Borrowings	63,146	66,512	63,236	60,559	81,798
Stockholders’ equity	45,959	45,919	43,303	39,543	36,876

Income Statement Data
Net interest income	$22,594	$19,268	$16,675	$14,847	$14,377
Non-interest income	14,067	11,677	8,843	10,773	10,376
Non-interest expense	26,057	20,440	19,182	17,728	17,404
Net income	707	4,908	3,368	4,921	4,819

Per Share Data
Earnings per share — basic	$0.25	$1.78	$1.23	$1.81	$1.77
Earnings per share — diluted	0.25	1.78	1.23	1.80	1.77
Cash dividends	0.61	0.78	0.71	0.68	0.65
Book value	16.34	16.57	15.74	14.46	13.51

Performance Ratios
Return on average assets	0.12%	1.03%	0.73%	1.05%	1.05%
Return on average equity	1.57	10.82	8.15	12.99	13.34
Net interest margin	4.33	4.53	4.05	3.55	3.49
Efficiency ratio *	63.16	63.87	66.65	67.37	68.53
Dividend payout ratio	244.00	43.74	57.77	37.70	36.58

Capital Ratios
Tier I capital to average assets	7.80%	9.02%	10.04%	8.90%	8.29%
Equity to assets	7.42	8.68	9.78	8.34	7.87

Asset Quality Ratios
Total non-performing assets to total assets	2.10%	0.69%	0.16%	0.15%	0.41%
Total non-performing loans and leases to total loans and leases	2.64	0.88	0.22	0.23	0.72
Net charge-offs to average loans and leases	2.19	0.55	0.37	0.22	0.23
Allowance for loan and lease losses to total loans and leases	1.42	1.49	1.41	1.29	1.23
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Report on Form 10-K for further information and analysis of changes in the Company’s financial condition and results of operations.

*	The calculation of the efficiency ratio excludes amortization of intangibles, goodwill impairment, and gains and losses on sales and calls of securities, for comparative purposes.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
This discussion is intended to compare the performance of the Company for the years ended December 31, 2009, 2008 and 2007. The review of the information presented should be read in conjunction with Part I, Item 1: “Business” and Part II, Item 6: “Selected Financial Data” and Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
The Company’s financial objectives are focused on market share growth, earnings growth, and return on average equity. In 2009, the Company was able to earn a profit in one of the most difficult years in its history. The Company earned $0.7 million in 2009, a sharp decline from $4.9 million in 2008. Despite a rapid deterioration in the Company’s national leasing portfolio and increased provisioning for the Company’s commercial real estate portfolio, the Company was able to remain profitable with strong growth in net interest income and a solid year from the Company’s insurance agency subsidiary, TEA. After taking a net loss of $3.1 million through the first half of 2009, which included a goodwill impairment charge related to ENL of $2.0 million and a provision for loan and lease losses of $8.9 million, the Company finished the year strong with earnings of $3.8 million in the last six months, including a $0.7 million one-time gain on bargain purchase related to the FDIC-assisted acquisition of Waterford in July 2009.
The first six months of 2009 were extremely difficult for the Company. The Company’s national leasing portfolio deteriorated very quickly as non-performing leases jumped from $0.8 million to $1.6 million from December 31, 2008 to March 31, 2009 and net leasing charge-offs from $0.7 million in the fourth quarter of 2008 to $1.6 million in the first quarter of 2009. As the deterioration heightened, management evaluated ENL’s place as part of the Company. At the end of the first quarter, management decided that given the high level of credit risk associated with the leasing portfolio and its sensitivity to the recessionary economy, coupled with ENL’s national footprint and lack of integration into the Bank’s Western New York community banking model, exiting the national leasing business was the appropriate business decision. The portfolio’s deterioration and management’s decision resulted in a write-off at March 31, 2009 of the full $2.0 million in goodwill attributable to ENL. The Company had a $3.3 million provision for loan and lease losses in the first quarter, with $2.9 million attributable to the leasing portfolio. In the second quarter, the leasing portfolio continued to deteriorate. At the end of the second quarter, the Company announced it would to attempt to sell the portfolio and marked the portfolio to market as of June 30, 2009. The total mark-market adjustment and net charge-offs related to leasing in the second quarter was $7.7 million. With $3.8 million previously reserved, the provision for lease losses was $3.9 million in the second quarter. With an additional $1.7 million in provision for loan losses, the end result was a $1.9 million net loss in the second quarter of 2009.
The Company returned to solid profitability in the second half of 2009. Despite the losses absorbed from ENL, the Company’s capital position was still robust enough to earn regulatory approval for the purchase of certain assets and assumption of certain liabilities of Waterford on July 24, 2009. The Company had a winning bid in the FDIC-assisted transaction of negative $0.8 million. In the transaction, the Company acquired $41.0 million in loans and deposits of $51.2 million. After making the appropriate purchase accounting marks to fair value, the Company took a gain on the bargain purchase of $0.7 million. All of the loans and foreclosed real estate purchased by the Bank under the Purchase and Assumption agreement with the FDIC are covered by a loss sharing agreement between the FDIC and the Bank. Under this loss sharing agreement, the FDIC agreed to bear 80% of loan and foreclosed real estate losses up to $5.6 million and 95% of losses that exceed $5.6 million.
The Company announced in October 2009 that after going through a lengthy due diligence process with several potential buyers of the leasing portfolio, that the bids did not reflect the Company’s estimate of the fair value of the portfolio. As a result, management decided to retain the portfolio and service it until maturity. The last lease will mature in 2014, but given the nature of the leases, the portfolio will amortize quickly with approximately 48% of the portfolio amortizing in 2010. The Company did not make any further provisions for lease losses in the last two quarters of 2009 as the original mark-to-market adjustment, adjusted for subsequent individual lease charge-offs and recoveries, remained adequate to absorb future losses in the leasing portfolio. At December 31, 2009, the difference between the outstanding principal value of the leasing portfolio of $35.7 million and the carrying value of the leasing portfolio of $31.5 million was $4.2 million, or 11.8% of the outstanding principal value.
Strong balance sheet growth and a favorable interest rate environment allowed the Company’s net interest income to grow by 17.3% during 2009 to $22.6 million. Total net loans and leases grew 20.2%, or $81.0 million, despite $27.1 million in pay-downs and write-downs in the leasing portfolio. Total deposits grew $95.6 million, or 23.7%. Net interest margin declined 20 basis points to 4.33%, but remained high when compared to peers and historical performance. The Company benefited from a steep yield curve and low deposit rates.
While the Company’s core business had solid growth, there was some weakness in its core commercial loan portfolio, as would be expected in this recessionary environment. “Core” is defined as the total loan and lease portfolio less direct financing leases. Non-performing core loans increased from $2.8 million at December 31, 2008 to $10.0 million at December 31, 2009. This increase is reflected in the Company’s provision for loan losses, which increased from $0.6 million in 2008 to $3.7 million in 2009. While management continues to carefully scrutinize any weakness in its core loan portfolio, more than half of the increase in non-performing loans is $4.1 million of loans that are 90 days past due but are still accruing. Management considers these loans well secured and in the process of collection, and believes that the Company will collect full principal and interest as contracted. Also, net charge-offs in the loan portfolio were $0.3 million, or 0.09% of average total loans, in 2009, a rate well below typical industry rates in 2009.
TEA, the Company’s insurance agency subsidiary, provides some diversification in the Company’s earnings in difficult credit or interest rate environments. TEA had a net income of $1.0 million on $7.2 million in gross revenue. TEA’s net income increased 28.5% from 2008 to 2009, exhibiting stronger than average industry performance. Much of the increase is attributable to lower borrowing costs and amortization expense. Top-line revenue growth in 2009 was 4.7%. The insurance market has continued to be soft, resulting in an environment with depressed premium rates. There was some moderation in premium rate reductions in 2009. Further moderation is expected in 2010, but a return to a hard market is not expected until at least 2011. Projections of the soft and hard market cycles are extremely difficult to make because unforeseen events such as natural catastrophes and unexpected shifts in the economy and equity markets can have a large impact on the insurance industry.
Insurers rely on their surplus to underwrite new business. The surplus is the amount of capital they maintain in excess of the reserves they have posted to pay for insured losses. Enhanced surplus capacity allows the insurance company to take on more risk and earn more premiums. The property and casualty insurance industry has steadily increased its surplus capacity since the events of September 11, 2001. The insurance industry has been able to grow surplus capacity to record levels in part through the returns they were able to achieve from their investment activities. The enhanced return on their investment enabled the carriers to write more business and further invest those premiums. In their efforts to grow market share and invest the premiums, insurers have reduced rates over the past few years. Thus, there has been a soft insurance market, characterized by falling premium rates, with many readily available insurance products. In contrast, a hard market is one in which insurance rates rise and coverage is more difficult to find. The insurance industry generally cycles between soft and hard markets. TEA would benefit from a return to a hardening market, and management expects that TEA will continue to struggle to grow revenue until a harder market returns.
To sustain future growth and to meet the Company’s financial objectives, the Company has defined a number of strategies. Five of the more important strategies include:
•	Growing the business to achieve better scale and leverage investments in the banking and insurance agency business for enhanced profitability;

•	Continuing growth of non-interest income through insurance agency internal growth, financial services revenues, and potential acquisitions;

•	Utilizing segmented market approach to develop deeper relationships and strengthen earnings power;

•	Leveraging technology to improve efficiency and customer service; and

•	Maintaining a community based focus.
The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives. While the Company intends to focus its efforts on the pursuit of these strategies, there can be no assurance that the Company will successfully implement these strategies or that the strategies will produce the desired results. The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense. Net interest income accounted for approximately 62% of total revenue in 2009. To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market of operation. To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, branch expansion, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.
The Company also considers non-interest income important to its continued financial success. Fee income generation is partly related to the Company’s loan and deposit operations, such as deposit service charges, as well as to its financial products, such as commercial and personal insurance sold through TEA and non-deposit investment products sold through ENBA. Improved performance in non-interest income can help increase capital ratios because most of the non-interest income is generated without recording assets on the balance sheet.
While the Company reviews and manages all customer units, it has focused increased efforts on targeted segments in our community such as (1) smaller businesses with smaller credit needs but rich in deposits; (2) middle market commercial businesses; (3) commercial real estate and construction-related lending; and (4) retail customers. The overarching goal is to cross-sell between our insurance, financial services and banking lines of business to deepen our relationships with all of our customers. The Company believes that these efforts resulted in growth in the commercial loan portfolio and core deposits during fiscal 2009 and 2008.

To support growth in targeted customer units, the Bank opened one de-novo branch per year from 2004-2006, and opened another in August 2008. The Bank also acquired a new branch location in Clarence, NY in connection with the Waterford transaction. With all new and existing branches, the Company has strived to maintain a local community based philosophy. The Bank has emphasized hiring local branch and lending personnel with strong ties to the specific local communities it enters and serves.
TEA has also expanded through acquisitions, including the acquisition of Fitzgerald Agency in 2008 and LR Frank Agency in 2007. In 2006, TEA purchased Fire Service Agency, Inc. and a small book of business from another insurance agency. Additionally, TEA acquired four companies in 2005 and 2004, including the Truax Agency in July 2005, Ulrich & Company in October 2004, and Ellwood and Easy PA Agencies in January 2004.
In addition, the Bank acquired SDS on December 31, 2008. The Company believes that this acquisition will enable the Bank to drive the strategic direction of its information technology platform by augmenting its resources and increasing its in-house capabilities in order to expand its operational flexibility, create scalability and mitigate risk as the Company grows. Additionally, SDS provides the opportunity to utilize proprietary technology as a strategic advantage for potential mergers and acquisitions of other financial institutions. SDS’s products and services include core and online banking systems, check imaging, item processing and ATM services.
The Bank serves its market through 13 banking offices in Western New York, located in Amherst, Angola, Buffalo, Clarence, Derby, Evans, Forestville, Hamburg, Lancaster, North Boston, West Seneca, and Tonawanda. The Company’s principal source of funding is through deposits, which it reinvests in the community in the form of loans and investments. Deposits are insured up to the maximum permitted by the Insurance Fund of the FDIC. The Bank is regulated by the OCC.
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The Company’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Company’s Consolidated Financial Statements and Notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements. Accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported.
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
Allowance for Loan and Lease Losses
The allowance for loan and lease losses represents management’s estimate of probable losses in the Bank’s loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Company’s consolidated balance sheets. Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K describes the methodology used to determine the allowance for loan and lease losses. Also, further discussion on the allowance for loan and lease losses can be found below under “Results of Operations For Years Ended December 31, 2009 and December 31, 2008 – Allowance for Loan and Lease Losses.”
Goodwill and Intangible Assets
The amount of goodwill reflected in the Company’s Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill in an identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model. As the Company’s stock price traded below book value for most of 2009, management performed goodwill impairment testing on a quarterly basis. With the deterioration of the credit quality of the leasing portfolio and the strategic decision to exit the national leasing business, the entire $2.0 million of goodwill related to the ENL reporting unit was written down to zero as of March 31, 2009. The rest of the Company’s goodwill is in the TEA reporting unit. The details of the goodwill impairment test as of December 31, 2009 follow.
As of December 31, 2009, the Company’s market price was $11.34 per share. With 2,813,274 shares outstanding, that share price implies a market capitalization of $31.9 million. The Company’s book value at December 31, 2009 was $46.0 million, or $16.34 per share. When the market capitalization of a company falls below the carrying value, it can be an indicator of goodwill impairment. However, after a thorough valuation process performed by management, it was determined that there was no goodwill impairment at December 31, 2009.
Management valued TEA, the reporting unit with goodwill, using cash flow modeling techniques. As a test for reasonableness, management also ascribed a value to the total Company by adjusting the market capitalization by accounting for stock market volatility and a control premium. Management did not use other transactions for comparable valuation multiples to earnings for the total Company because there was not a meaningful sample of similar transactions to gain any comfort from using them for valuation purposes.
When using the cash flow models, management considered historical information, the operating budget for 2010, economic and credit cycles, and strategic goals in projecting net income and cash flows for the next five years. The fair value calculated exceeded the book value of TEA. The value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was averaged with the value as determined by the cash flow model to calculate the fair value. The multiple used was based on data from a third party consulting service. The firm’s services include searching, valuing, structuring, and negotiating the acquisition of insurance agencies. The valuation using the EBITDA model was higher, likely a result of conservative growth assumptions used by the Company in the cash flow model as well as an implied control premium.
Management reconciled the calculated fair value of the total Company to an adjusted market capitalization. The adjusted market capitalization was calculated by adjusting the stock price using the average share price for December, rather than the price on December 31, 2009. This adjustment helps to neutralize the volatility of the stock market. Second, management calculated a control premium by examining the efficiency ratio of the most likely buyers of the Company compared to the 2009 efficiency ratio of the Company. Management assumed that by purchasing the Company, a potential buyer could save ample back office costs to more closely approximate its own efficiency ratio.
While the fair values determined in the impairment tests were higher than the carrying value for TEA and the total Company, the risk of a future impairment charge still exists. A depressed Company stock price below book value could trigger goodwill impairment at the total Company level. The assumptions for the total Company model assumed an improved credit cycle by 2013. While the Company believes these are conservative assumptions, it is possible that the near-term credit quality of the loan and lease portfolio is worse than anticipated and that the current recessionary economy remains stagnant for longer than expected. Underestimating future credit losses and overestimating the Company’s ability to grow profitably are the two biggest risks to the Company’s valuation model.
For further discussion of the Company’s accounting for goodwill and other intangible assets, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 1 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K discusses new accounting policies adopted by the Company during fiscal 2009. Below are accounting policies recently issued or proposed but not yet required to be adopted. To the extent management believes the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed below.
In June 2009 the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets. Statement 166 amends the guidance in ASC Topic 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It eliminates the qualified special purpose entity concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. This standard also requires additional year-end and interim disclosures for public and nonpublic companies. The standard is effective for the Company on January 1, 2010 and must be applied to transfers that occurred before and after its effective date. Based on the Company’s current activities, adoption of this statement had no impact on the Company’s financial condition or results of operations.
ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)-was issued in January 2010. ASU 2010-06 amends ASC Subtopic 820-10 to require new disclosures: (a) transfers in and out of Levels 1 and 2 should be disclosed separately including a description of the reasons for the transfers, and (b) activity in Level 3 fair value measurements shall be reported on a gross basis, including information about purchases, sales, issuances, and settlements. The amendments also clarify existing disclosures relating to disaggregated reporting, model inputs, and valuation techniques. The new disclosures are effective for the Company in the first quarter of 2010, except for the gross reporting of Level 3 activity which is effective beginning in the first quarter of 2011. Implementing these amendments may result in additional disclosures in the Company’s interim and annual reports, beginning with the Form 10-Q for the fiscal quarter ending March 31, 2010.
RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008
Net Income
Net income of $0.7 million in 2009 consisted of a ($0.3) million loss related to the Company’s banking activities and $1.0 million in net income related to the Company’s insurance agency activities. The total net income of $0.7 million or $0.25 per basic and diluted share in 2009 compares with $4.9 million or $1.78 per basic and diluted share for 2008.
Supplemental Reporting of Non-GAAP Results of Operations
In accordance with GAAP, included in the computation of net income for years ended December 31, 2009, 2008, and 2007, are gains and losses on the sale of securities and amortization of intangible assets associated with acquisitions. To provide investors with greater visibility of the Company’s operating results, the Company uses “net operating income,” which excludes items that management believes to be non-operating in nature. Specifically, “net operating income” excludes gains and losses on the sale and call of securities and acquisition-related items such as amortization expense of acquisition intangibles, goodwill impairment, and the gain on bargain purchase. This non-GAAP information is being disclosed because management believes this non-GAAP financial measure provides investors with information useful in understanding the Company’s financial performance, its performance trends, and financial position. While the Company’s management uses this non-GAAP measure in its analysis of the Company’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies.
When net income is adjusted for what management considers to be “non-operating” items, “net operating” income was $2.1 million in 2009, compared with $5.3 million for 2008, and $5.2 million in 2007. Diluted net operating earnings per share for 2009 was $0.74 compared with $1.93 in 2008 and $1.89 in 2007. The reconciliation of net operating income and diluted net operating earnings per share to net income and diluted earnings per share can be found in the following table.

Reconciliation of GAAP Net Income to Non-GAAP Net Operating Income

	Year ended December 31
(in thousands, except per share)	2009	2008	2007
GAAP Net Income	$707	$4,908	$3,368

(Gain) loss on sale and call of securities*	(11)	(6)	1,412
Goodwill impairment charge*	1,210	—	—
Amortization of intangibles*	568	418	394
Gain on bargain purchase*	(409)	—	—

Net operating income^	$2,065	$5,320	$5,174

GAAP diluted earnings per share	$0.25	$1.78	$1.23

(Gain) loss on sale of securities*	—	—	0.52
Goodwill impairment charge*	0.43	—	—
Amortization of intangibles*	0.21	0.15	0.14
Gain on bargain purchase*	(0.15)	—	—

Diluted net operating earnings per share^	$0.74	$1.93	$1.89

*	After any tax-related effect

^	Non-GAAP measure
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

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:

Loans and leases	$5,518	($4,430)	$1,088	$4,485	($2,075)	$2,410
Taxable securities	335	(36)	299	(1,482)	(128)	(1,610)
Tax-exempt securities	237	(51)	186	(187)	(6)	(193)
Federal funds sold	(4)	(19)	(23)	(155)	(138)	(293)

Total interest-earning assets	$6,086	($4,536)	$1,550	$2,661	($2,347)	$314

Interest paid on:

NOW accounts	($2)	($37)	($39)	$2	$45	$47
Savings deposits	1,056	(630)	426	338	402	740
Muni-vest	152	(437)	(285)	(539)	(663)	(1,202)
Time deposits	(45)	(1,300)	(1,345)	(261)	(1,290)	(1,551)
Fed funds purchased and other borrowings	(96)	(437)	(533)	193	(506)	(313)

Total interest-bearing liabilities	$1,065	($2,841)	($1,776)	($267)	($2,012)	($2,279)

Net interest income, before the provision for loan and lease losses, increased by $3.3 million, or 17.3%, to $22.6 million in 2009 from $19.3 million in 2008. As indicated in the preceding table, the increase in 2009 attributable to volume was $5.0 million, while the amount attributable to rates was a negative ($1.7) million. The increase in the volume of loans and leases and investment securities and the lower rates paid on interest-bearing liabilities was partially offset by lower rates earned on interest-earning assets, particularly loans and leases.
During 2008, the FRB aggressively cut interest rates and reduced its target overnight rate by 200 basis points over the first 8 months. This rate cut activity accelerated in the fourth quarter of 2008 because of the continuing financial turmoil and by the end of 2008 the target overnight rate had been cut to between 0.00% and 0.25%. These actions by the FRB, along with its program to purchase mortgage-backed securities, kept market interest rates at or near all-time lows for all of 2009. This interest rate environment resulted in lower interest yields earned on assets as well as lower rates paid on liabilities.
Low interest rates also helped support loan demand. Loan volume was additionally impacted by the acquisition of Waterford’s loan portfolio of $41.0 million in July 2009. Total loan and lease growth continues to be driven by commercial loan and lease growth, which increased by 27.6%, from a $263.7 million average balance in 2008 to a $336.5 million average balance in 2009. Consumer loans increased 11.7% from $97.6 million average balance in 2008 to $109.0 million in 2009. Investment securities volume positively impacted net interest income by $0.5 million as the investment portfolio grew to support the Company’s strong deposit growth, particularly in its money market savings deposits, muni-vest savings deposits, and demand deposits.
In addition to changes in the composition of the Company’s earning assets and interest-bearing liabilities, changes in interest rates and spreads can impact net interest income. Net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, improved to 4.01% in 2009, compared with 3.98% in 2008. The yield on interest-earning assets decreased 97 basis points from 6.85% in 2008 to 5.88% in 2009, and the cost of interest-bearing liabilities decreased 100 basis points, from 2.87% in 2008 to 1.87% in 2009. Net interest spread remained wide as the yield curve, or the difference between long-term rates and short-term rates, remained fairly steep throughout 2009. Banks traditionally benefit from a steep yield curve because the duration of interest-earnings assets is typically longer than the duration of interest-bearing liabilities.
Net interest-free funds consist largely of non-interest-bearing deposit accounts and stockholders’ equity, offset by BOLI and other non-interest-earning assets, including goodwill and intangible assets. Average net interest-free funds totaled $87.5 million in 2009 compared to $80.6 million in 2008. The contribution of net interest-free funds to net interest margin was 0.32% in 2009, compared with 0.55% in 2008. This decrease is primarily due to strong growth of the balance sheet. While interest-free funds, driven primarily by the demand deposit growth, grew 8.6%, total assets grew

20.9%, making interest-free funds a smaller portion of the balance sheet and reducing their contribution to net interest margin.
The Company’s net interest margin decreased from 4.53% in 2008 to 4.33% in 2009, reflecting the changes to the net interest spread and the contribution of interest-free funds as described above. The primary reason for the drop in net interest margin is the change in the balance sheet mix due to the stronger growth in lower margin products. In the future, it should be noted that several factors could put pressure on the Company’s net interest margin, including increases in interest rates, flattening of the yield curve, and intense pricing competition for loans and deposits.
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
Allowance for Loan and Lease Losses
The allowance for loan and lease losses represents the amount charged against the Bank’s earnings to establish a reserve or allowance sufficient for probable loan and lease losses based on management’s evaluation of the Bank’s loan portfolio. Factors considered by the Bank’s management in establishing the allowance include the collectibility of individual loans, the collateral value of individual loan, current loan concentrations, charge-off history, delinquent loan percentages, input from regulatory agencies and general economic conditions.
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
The analysis of the allowance for loan and lease losses is composed of three components: specific credit allocation, general portfolio allocation and a subjectively determined allocation. The specific credit allocation includes a detailed review of each loan in accordance with ASC 310 and an allocation is made based on this analysis. For loans measured for impairment based on the collateral value, appraisals are used to help value the collateral. The Company’s criticized assets have been at a level which enabled management to obtain the asset and market knowledge to properly determine appropriate collateral values in place of always requiring new appraisals. In response to the continued economic conditions that affect the Company’s market area the Company is reviewing its process and policies for the required use of appraisals. When appraisals are used to help value impaired loans and the appraisal is not recent, the Company adjusts the appraisal value based on the condition of the collateral, its knowledge of the local market, and its knowledge of and experience with the borrower. In 2009, there were no instances in which a loan was reverted back to performing status from non-performing status based on an updated appraisal. Loans are determined to be impaired when management no longer expects to receive the present value of the loan’s principal and interest payments as originally contracted. Impaired loans are placed on non-accruing status. The general portfolio allocation consists of an assigned reserve percentage based on the internal credit rating of each loan, using the Bank’s historical loss experience and industry loss experience where the Bank does not have adequate or relevant experience. The subjective portion of the allowance reflects management’s assessment of the portfolio composition as well as the economy and other factors not taken into account as part of the general portfolio allocation.
Much of the economic turmoil in the national economy began with the sub-prime mortgage credit crisis. As the Company does not engage in sub-prime lending, the faltering sub-prime credit market has not directly affected the Company’s loan and lease portfolio. The Bank also did not offer risky loan products such as interest-only residential mortgage products or adjustable-rate mortgages with teaser rates. Also, local real estate values have remained steady to slightly higher. The steady market allowed the Company to largely avoid issues faced by banks in other parts of the country such as residential mortgages with LTV ratios over 100%. However, the recessionary economy has impacted the Company’s commercial real estate, commercial loan, and in particular, its national leasing portfolio. The United States has been in recession in 2008-2009 with a slow recovery expected in 2010. Thus, management is closely monitoring the Company’s loan and lease portfolio for potential losses and heightened risk factors related to our customers. The increase in the allowance for loan and lease losses in 2009 reflects management’s assessment of the portfolio composition as well as the economy.

The biggest impact of the troubled economy was on the Company’s national leasing portfolio. ENL leased small-ticket general business equipment to customers all over the United States through a broker network. After a difficult first quarter in which ENL charged off $1.6 million in leases net of recoveries, more than double the 2008 fourth quarter’s total of $0.7 million in net charge-offs, management made the strategic decision to exit the national leasing business. The high level of risk in the leasing business stems from the low liquidity value of the collateral and the nature of the customers, often small businesses which are less likely to be able to withstand disruptions in the business cycle such as the current economic recession than are larger, more established business with greater resources and experience. ENL conducted business with customers all over the United States, including states that previously had fast-growing economies such as California and Florida, which now are among those states mired deepest in the recession. ENL’s highest volume state remains the Company’s home state of New York (17.7% of balances at December 31, 2009), but ENL has significant exposure to economic difficulties in other parts of the country. As of December 31, 2009, the principal balance of leases in California and Florida are 12.4% and 7.3% of the total portfolio, respectively. 7.9% of the leasing portfolio is in Texas, while no other state has more than 4.0% of the portfolio’s balances at December 31, 2009. The risk in California and Florida is evident in their disproportionate level of charge-offs in 2009, as 14.7% and 12.9%, respectively, of the Company’s total leasing charge-offs were in those states. Management expects the leasing portfolio to continue to be sensitive to economic conditions. While the Company’s remaining commercial and consumer portfolios did not experience increased charge-offs in 2009, an economic recession puts those portfolios at increased risk as well. While charge-offs in those portfolios remained low, non-performing loans and leases increased substantially year-over-year.
The Bank’s management believes that the Bank’s loan and lease loss allowance was developed using a systemic methodology that complies with GAAP and regulations promulgated by the OCC, and reflects management’s assessment of the economic environment, as well as a continued growth trend in commercial loans. For further information, see Note 1 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
The Company’s provision for loan and lease losses increased $7.0 million from $3.5 million in 2008 to $10.5 million in 2009. The increase was largely due to the trouble experienced in the Company’s national lease portfolio, as described above and in the “Overview” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. The provision for lease losses increased $3.9 million from $2.9 million in 2008 to $6.8 million in 2009. The provision for loan losses increased $3.1 million from $0.6 million in 2008 to $3.7 million in 2009. The increase in the provision for loan losses was a result of the increased risk of a recessionary economy on the portfolio and the corresponding increase in non-performing loans.
Non-performing loans and leases increased from $3.6 million at December 31, 2008 to $12.9 million at December 31, 2009. Non-accruing loans and leases increased $5.4 million from $3.4 million at December 31, 2008 to $8.8 million at December 31, 2009. $2.1 million of the increase is attributable to the leasing portfolio. Management expects that the leasing portfolio will continue to be sensitive to economic conditions as the regional and national economies struggle to recover from the recession that began in December 2007. Management has sought to limit further exposure in this portfolio by determining to exit the national leasing business as of April 2009. Another $1.1 million of the increase comes from troubled loans acquired in the Waterford transaction. The loans acquired in the Waterford transaction were marked to their market value as of the acquisition date. Under the agreement with the FDIC in the Waterford transaction, the acquired loans are guaranteed at 80% of their carrying value as of the acquisition date. The remaining $2.2 million increase in non-accruing loans and leases is from the Company’s traditional commercial and consumer portfolio and represents about 0.45% of the total loan and lease portfolio. The Company’s borrowers have not been immune to the recent economic downturn. Thus far, the Company has not taken any significant losses in its traditional commercial and consumer portfolio, but remains conservative and prudent in managing the credit risk of the portfolio. While net charge-offs in the Company’s traditional portfolio have been relatively low to this point, management has reserved for what it believes are the inherent losses present in the current portfolio.
A large portion of the increase in non-performing loans and leases is an increase in loans and leases 90+ days past due and still accruing interest. This category increased from $0.1 million to $4.1 million. Management considers these loans well secured and in the process of collection, and still believes that the Company will collect full value of principal and interest as contracted. Most of the increase is from two large commercial mortgage loans totaling $3.7 million. The first loan, at $1.3 million, is a commercial construction mortgage for the development of a business park that includes commercial, industrial, patio homes, and a senior housing facility. The loan is secured by the land. The loan matured in September 2009. The loan has been approved for a 2-year extension to allow for the sale of additional lots. At year-end, Bank attorneys were in the process of preparing documentation for the extension. As the extension was not officially completed at year-end, the loan was considered past due. As of the date of this report, interest has and continues to be paid per the original terms of the loan. The other loan, for $2.4 million, is also a commercial construction mortgage. This mortgage is for an owner-occupied manufacturing facility. The loan is secured by the building. Due to the loss of some customers and a decline in sales in 2008, the borrower delayed some of the work on the building as an expanded facility was not needed. The loan, originated in December 2007, was scheduled to begin amortizing in August 2009. However, in January 2010, the interest only period was extended to May 2010. Because the loan extension had not been entered into at December 31, 2009, the loan was considered past due. Interest was paid per the original terms of the loan until the loan extension was approved and completed in January 2010.
The following table provides an analysis of the allowance for loan and lease losses, the total of charge-offs, non-performing loans and total allowance for loan and lease losses as a percentage of total loans outstanding for the five years ended December 31:

	2009	2008	2007	2006	2005
	(in thousands)
Balance, beginning of year	$6,087	$4,555	$3,739	$3,211	$2,999
Provisions for loan and lease losses	10,500	3,508	1,917	1,128	769
Recoveries	242	229	170	198	118
Loans and leases charged off	(9,858)	(2,205)	(1,271)	(798)	(675)

Balance, end of year	$6,971	$6,087	$4,555	$3,739	$3,211

Net charge-offs to average loans and leases	2.19%	0.55%	0.37%	0.22%	0.23%
Non-performing loans and leases to total loans and leases	2.64%	0.88%	0.22%	0.23%	0.72%
Allowance for loan and lease losses to total loans and leases	1.42%	1.49%	1.41%	1.29%	1.23%
An allocation of the allowance for loan and lease losses by portfolio type over the past five years follows (dollars in thousands):

		Percent		Percent		Percent of		Percent of		Percent of
	Balance	of loans	Balance	of loans	Balance	loans in	Balance	loans in	Balance	loans in
	at	in each	at	in each	at	each	at	each	at	each
	12/31/2009	category	12/31/2008	category	12/31/2007	category	12/31/2006	category	12/31/2005	category
	Attributable	to total	Attributable	to total	Attributable	to total	Attributable	to total	Attributable	to total
	to:	loans:	to:	loans:	to:	loans	to:	loans	to:	loans
Real estate Loans	$4,375	78.8%	$1,888	72.7%	$1,597	73.3%	$1,552	76.1%	$1,463	80.4%
Commercial Loans	2,389	12.3%	1,302	11.3%	1,137	10.7%	889	10.2%	851	11.5%
Consumer Loans	57	0.6%	297	0.4%	264	0.6%	194	1.1%	183	1.1%
All other Loans	1	1.9%	2	1.2%	6	1.5%	41	1.6%	34	0.5%
Direct financing leases	—	6.4%	2,449	14.4%	1,402	13.9%	905	11.0%	470	6.5%
Unallocated	149	—%	149	—%	149	—%	158	—%	210	—%

Total	$6,971	100.0%	$6,087	100.0%	$4,555	100.0%	$3,739	100.0%	$3,211	100.0%

The ratio of the allowance to loan and lease losses decreased year over year from 1.49% at December 31, 2008 to 1.42% at December 31, 2009. The ratio of non-performing loans and leases to total loans and leases increased from 0.88% at December 31, 2008 to 2.64% at December 31, 2009. Therefore, the coverage ratio of the allowance for loan and lease losses to non-performing loans and leases declined from 169% to 54%. There are three primary factors affecting these ratios.
The first factor is the acquisition of Waterford’s loan portfolio. At December 31, 2009, the Company had $39.0 million in loans from the acquisition that are covered under the loss share agreement with the FDIC. Under the agreement, the Company is eligible to be reimbursed for 80% of the losses on the acquired loans’ original carrying value. At the time of acquisition, the Company wrote down any impaired loans. $2.0 million in loans and $0.2 million in other real estate were written down by $1.4 million, to a net carrying value of $0.8 million. These loans were immediately put on non-accruing status. These loans currently have a carrying value of $0.7 million. An additional $0.4 million in loans acquired from Waterford were placed in non-accruing status subsequent to the acquisition date. At the acquisition date, management estimated that $0.4 million of contractual cash flows on all non-impaired loans acquired would not be collected and recorded a corresponding mark to the acquired loan portfolio. Because the entire loan portfolio acquired from Waterford was marked to its market value at acquisition date, a provision for loan losses is only recorded to account for subsequent deterioration in the portfolio or when new economic or other market risks become evident post-acquisition. Because of the mark-to-market adjustments made approximately 5 months before December 31, 2009, and the 80% guarantee provided by the FDIC, the amount of allowance for loan losses on this $39.0 million loan portfolio is only $0.1 million, or 0.28% of the acquired loan portfolio. Excluding loans acquired from Waterford, the allowance to loan and lease ratio would be 1.52%, non-performing loans and leases to total loans and leases would be 2.63%, and the coverage ratio would be 58%.
The second factor is the direct financing lease portfolio. The leasing portfolio was marked to its market value on June 30, 2009 when the Company announced its intention to sell the portfolio. The mark-to-market adjustment of $7.1 million and the recording of the leasing portfolio at its fair value eliminated the allowance for lease losses. The fair value calculation was based on competitive bids that were determined using models that considered market rates and anticipated credit losses. Subsequent to that initial announcement, the Company decided to keep and service the remaining leasing portfolio until maturity rather than sell the portfolio at a distressed value in a difficult market. Under GAAP, the Company did not reverse the mark-to-market adjustment made at June 30, 2009, even though it no longer intended to sell the portfolio. The adjustment initially represented the difference between the leasing portfolio’s principal value and fair value. Although leases are not valued at fair value any longer as the Company no longer intends to sell the portfolio, there remains a difference between the principal value and carrying value. As leases are deemed uncollectible, the principal value is written down and the difference between the principal value and the carrying value becomes smaller. The write-off of $2.9 million in leases after June 30, 2009 has decreased the difference to $4.2 million at December 31, 2009. No allowance for lease losses was recorded at December 31, 2009 based on credit trends subsequent to the initial markdown. Excluding leases, the allowance to loan ratio would be 1.52%, non-performing loans to total loans would be 2.19%, and the coverage ratio would be 69%.
Excluding both Waterford loans and the Company’s leasing portfolio, the allowance to loan ratio would be 1.64%, non-performing loans to total loans would be 2.13%, and the coverage ratio would be 77%.
The third factor is the increase in loans 90+ days past due and still accruing interest. As previously noted, the $4.0 million increase in this category to $4.1 million at December 31, 2009 was mostly attributable to two loan relationships totaling $3.7 million. The coverage ratio of the allowance for loan and lease losses compared with non-accruing loans and leases (therefore excluding the 90+ days past due and still accruing loans) is 79%. If the Waterford loans and the Company’s direct financing leasing portfolio are also excluded from the ratio, the coverage ratio is 144%.
The allowance for loan and lease losses is based on management’s estimate, and ultimate losses will likely vary from current estimates. Factors underlying the determination of the allowance for loan and lease losses are continually evaluated by management based on changing market conditions and other known factors. Some factors underlying the allocation of loan losses changed during 2009 as a result of management’s evaluation of underlying risk factors within each loan category. The underlying methodology relied upon by management to determine the adequacy of the allowance for loan and lease losses is consistent with prior years.
Non-Interest Income
Total non-interest income in 2009 increased approximately $2.4 million, or 20.5%, from 2008. There were several factors driving the increase. First is the $0.8 million in revenue generated by SDS, a data processing company acquired by the Company on December 31, 2008. Second, the Company recognized a $0.7 million gain on the bargain purchase of Waterford from the FDIC in July 2009. Third, BOLI income increased $0.4 million to $0.6 million in 2009. That increase was a result of a gain on life insurance proceeds of $0.1 million and the losses experienced from two variable BOLI policies in 2008 that have since been sold. The fourth reason for the increase in non-interest income is an increase in insurance service and fee revenue of $0.3 million. Insurance service and fee revenue grew 4.7% to $7.2 million. TEA’s revenue is the largest component of non-interest income at 51.1% of total non-interest income. TEA benefited from increased profit-sharing revenue as well as an increase in claims fee income at FCS. TEA remains a source of diversification in the earnings of the Company and helps generate income not directly impacted by difficult credit or interest rate environments.
Non-Interest Expense
Total non-interest expense increased $5.6 million or 27.5% in 2009 over 2008. The largest increase in non-interest expense was in salaries and employee benefits, which increased $1.5 million, or 13.7%, in comparison to 2008. Several factors drove that increase, including employees added in the SDS acquisition ($0.7 million), the branch in Clarence, NY acquired from Waterford ($0.2 million), increased pension expense after the significant decline in the plan assets in 2008

($0.2 million), a full year of the new branch in Buffalo, NY ($0.1 million), and merit increases and other added positions ($0.3 million).
FDIC insurance premiums increased exponentially from $153 thousand in 2008 to $941 thousand in 2009. The increase included a special assessment of $250 thousand levied by the FDIC on all insured depository institutions, but the rest of the increase is due to higher insurance premiums charged by the FDIC. In addition, the Company prepaid the FDIC premium for 2010-2012 in amount of $3.1 million in 2009. This prepaid expense is part of the “Other Assets” line on the Consolidated Balance Sheet and will amortize over the next three years, with adjustments made for actual deposit balances. The $3.1 million is an estimate of the Bank’s premiums for the next three years.
Occupancy expense increased approximately $0.2 million or 8.8% from 2008 to 2009, primarily due to costs related to SDS, a full year of the new branch office in Buffalo, NY, the new branch in Clarence, NY, and additional investments in signage on existing branches with the Company’s new brand.
Professional services expense increased $0.4 million, or 37.5%, in 2009 over 2008, mainly due to increased accounting fees ($0.2 million) and legal fees ($0.1 million). Professional accounting fees increased as a result of higher audit and tax fees. The Company had several complex items requiring additional audit and tax work including the credit troubles at ENL and the purchase of Waterford. Those same events, including the marketing and attempted sale of the leasing portfolio, also drove up legal expenses for the Company.
In the first quarter of 2009, the Company recorded a $2.0 million goodwill impairment charge related to the deterioration in the national leasing portfolio and management’s strategic decision to exit the national leasing business. Amortization of intangible assets increased from $0.7 million in 2008 to $0.9 million in 2009 due to the additional intangible amortization associated with the SDS acquisition ($0.4 million), partially offset by the amortization being completed for previous insurance agency acquisitions.
The efficiency ratio expresses the relationship of operating expenses to revenues. The Company’s efficiency ratio, or non-interest operating expenses (exclusive of non-cash goodwill impairment and intangible amortization) divided by the sum of net interest income and non-interest income (exclusive of gains and losses from investment securities), was 63.2% in 2009, improved from 63.9% in 2008.
Taxes
The provision for income taxes in 2009 was a benefit of $0.6 million on pre-tax income of $0.1 million. The Company has a tax benefit even though it had positive pre-tax income because its taxable income was negative. The calculation of taxable income excludes non-taxable items such municipal bond interest income and BOLI income. The income tax provision in 2008 was $2.1 million for an effective rate of 29.9%.
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
Net Interest Income
Net interest income, before the provision for loan and lease losses, increased $2.6 million or 15.6% to $19.3 million in 2008, from $16.7 million in 2007. The increase in 2008 attributable to volume was $2.9 million, while the amount attributable to rates was a negative $0.3 million. The increase in the volume of loans and leases was somewhat offset by lower securities volume among interest-earnings assets, while lower volumes in time deposits and muni-vest accounts provided the increase in net interest income due to lower interest-bearing liability volume. Overall, loan and lease growth provided much of the positive impact on net interest income. Net loans and leases grew from an average balance of $297.9 million in 2007 to an average balance of $357.2 million in 2008. The lower securities, time deposits, and other borrowings volumes reflect the Company’s balance sheet restructuring in 2007. While the Company benefited from lower deposit and borrowing rates in 2008 ($2.0 million), particularly in muni-vest ($0.7 million) and time deposits ($1.3 million), the drop in loan rates ($2.1 million) and securities and Federal funds sold rates ($0.1 million) from 2007 to 2008 had a greater impact.

Non-Interest Income
Total non-interest income in 2008 increased approximately $2.8 million, or 32.0%, from 2007. Most of the increase in non-interest income was a result of the $2.3 million loss on sale of securities realized in 2007 as part of the Company’s strategy to restructure its balance sheet. After adjusting for this loss, non-interest income in 2008 increased $0.5 million, or 4.8%, from 2007. Insurance revenue increased by 4.9% to $6.9 million as expanded markets through acquisition and new accounts helped to offset the impact on premiums of a soft insurance market. There was a one-time $0.3 million gain related to the curtailment of the Bank’s Pension Plan in 2008 that was included in non-interest income. BOLI revenue declined from $0.6 million in 2007 to $0.2 million in 2008 due to the decline in value of two particular policies that have since been sold and replaced.
Non-Interest Expense
Total non-interest expense in 2008 increased approximately $1.3 million, or 6.6%, from 2007. The largest increase in non-interest expense was in salaries and employee benefits, which increased $0.6 million, or 5.5%, in comparison to 2007. The new branch which opened in Buffalo, NY in September 2008, TEA acquisitions, and added positions contributed to the increased salary costs. The Company reduced its salary and benefits expense with the freezing of the Pension Plan, but this decrease was partially offset by the increased cost of higher matching contributions to the Bank’s 401(k) plan.
Occupancy expense increased approximately $0.3 million or 11.6% from 2007 to 2008, primarily due to the new branch office in Buffalo, NY, new signage on existing branches with the Company’s new brand, and other improvements to the Company’s properties. The new brand also impacted advertising expenses, which increased $0.1 million, or 34.7%, to $0.5 million in 2008.
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
FINANCIAL CONDITION
The Company had total assets of $619.4 million at December 31, 2009, an increase of $90.4 million or 17.1% from $529.0 million at December 31, 2008. Net loans of $482.6 million increased 20.1% or $81.0 million over 2008. Securities increased $3.3 million or 4.3% over 2008. Deposits increased by $95.6 million or 23.7%. Stockholders’ equity was flat at $46.0 million.
Loans and Leases
Net loans comprised 84.3% and 84.0% of the Company’s total average earning assets in 2009 and 2008, respectively. Actual year-end balances increased 20.1% in 2009, as compared to an increase of 25.7% in 2008. The Company continues to focus its lending on commercial and residential mortgages, commercial loans, and home equity loans. Management decided in 2009 to exit the national leasing business and service the portfolio until full maturity. Direct financing leases declined $27.1 million from $58.6 million at December 31, 2008 to $31.5 million at December 31, 2009. The Company had $39.0 million of loans in its portfolio at December 31, 2009 that were acquired in the Waterford transaction in July 2009.
Commercial mortgages made up the largest segment of the portfolio at 49.3% of total loans and leases. Commercial mortgages also experienced the most growth in 2009, going from $180.4 million at December 31, 2008 to $241.1 million at December 31, 2009, an increase of $60.7 million, or 33.7%. The next largest classification in the portfolio is the residential mortgage portfolio, which comprised 16.5% of the total loan and lease portfolio at December 31, 2009. The residential mortgage portfolio grew by $14.0 million, or 21.0%, as a result of the Waterford acquisition. The Company had a high volume of residential mortgage originations in 2009 of $30.1 million, compared with $12.4 million in 2008, as low interest rates fueled heavy refinancing activity among consumers. However, the Company sold $16.2 million of those loans to FNMA. At December 31, 2009, the Bank had retained the servicing rights to $37.4 million in long-term mortgages sold to FNMA, compared with a balance of $26.9 million at December 31, 2008. The value of the mortgage servicing rights associated with that portfolio was $0.3 million and $0.1 million at December 31, 2009 and 2008, respectively. The arrangement that the Bank has with FNMA allows it to offer long-term mortgages and limit its exposure to the associated interest rate risks, while retaining customer account relationships.

Other segments of the loan portfolio experiencing growth included home equity lines of credit, which increased 59.6% or $13.3 million, to $35.6 million at December 31, 2009 and commercial loans, which increased 31.0% or $14.3 million, to $60.3 million at December 31, 2009.
The growth in the Bank’s loan portfolio is discussed in greater detail under “Lending and Leasing Activities” in Part I, Item 1 “Business” in this Annual Report on Form 10-K.
At December 31, 2009, the Bank had a loan/deposit ratio of 98.0%. This compares with a loan/deposit ratio of 100.9% at December 31, 2008. The ratio decreased slightly because of the acquisition of Waterford’s loan and deposit portfolios. The loan/deposit ratio of the Waterford portfolios at December 31, 2009 was 94.1%.
Securities and Interest-bearing Deposits at Banks
Securities and federal funds sold made up 15.7% of the Bank’s total average interest-earning assets in 2009 compared with 16.1% in 2008. These assets provide the Bank with additional sources of liquidity and income and act as collateral for the Bank’s municipal deposits. The Bank’s securities portfolio outstanding balances increased 4.3% in 2009. The Bank continues to have a large concentration in tax-advantaged municipal bonds, which make up 51.7% of the portfolio at December 31, 2009 versus 49.3% at December 31, 2008 and government-sponsored mortgage-backed securities, which comprise 27.4% of the total at December 31, 2009 versus 22.3% at December 31, 2008. U.S. government-sponsored agency bonds of various types make up 16.4% of the portfolio at December 31, 2009 versus 23.7% at December 31, 2008. As a member of both the Federal Reserve System and the FHLB, the Bank is required to hold stock in those entities. These investments made up 4.5% of the portfolio at December 31, 2009 compared with 4.7% of the portfolio at December 31, 2008.
All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact on prepayment rates. The Company uses a third-party developed computer simulation model to monitor the average life and yield volatility of mortgage pools under various interest rate assumptions.
Interest-bearing deposits at banks are largely maintained for liquidity purposes. The average balance maintained in interest-bearing deposits at banks decreased in 2009 to 0.2% of total average earning assets from 0.4% in 2008.
The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.” Securities designated as held to maturity are stated on the Company’s Consolidated Balance Sheets included under Item 8 of this Annual Report on Form 10-K at amortized cost. Those designated as available for sale are reported at fair market value. At December 31, 2009, $3.2 million in securities were designated as held to maturity. These bonds are primarily municipal investments that the Bank has made in its local market area.
The available for sale portfolio totaled $75.9 million or approximately 96.0% of the Bank’s securities portfolio at December 31, 2009. Net unrealized gains and losses on available for sale securities resulted in a net unrealized gain of $1.6 million at December 31, 2009, as compared with a net unrealized gain of $1.1 million at December 31, 2008. Unrealized gains and losses on available for sale securities are reported, net of taxes, as a separate component of stockholders’ equity. At December 31, 2009, the impact on stockholders’ equity was a net unrealized gain of approximately $1.0 million.
Certain securities available for sale were in an unrealized loss position at December 31, 2009. Management has assessed those securities available for sale in an unrealized loss position at December 31, 2009 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.
Deposits
Total deposits increased $95.5 million or 23.6% in 2009 from 2008. At December 31, 2009, the Bank had $41.8 million in deposits at the former Waterford branch in Clarence, NY, including $26.8 million in time deposits. This compares with $51.2 million in total deposit balances, including $39.6 million in time deposits, acquired on July 24, 2009. The decrease in time deposits post-acquisition relates to the lower rates offered by the Bank on time deposits at the Waterford branch following the acquisition. Prior to the acquisition, in an attempt to attract customers to support its struggling business, Waterford had offered above-market interest rates on its time deposits. The Bank did not offer those premium rates when time deposits matured following the acquisition, resulting in the non-renewal of time deposits by some of those Waterford customers. The Company anticipated this roll-off in determining the amount of its bid to purchase Waterford.
Much of the organic growth in total deposits in 2009 was due to the premium money market savings account offered by the Bank. The Bank paid a competitive interest rate on that product throughout 2009. The Company believes this product was popular because customers preferred to keep their deposits liquid in a low-interest rate environment with a difficult economy. With long-term rates so low, customers often do not believe there is enough value in locking up their funds long-term. The growth in the premium money market is reflected in the growth of total regular savings accounts, which increased $75.3 million, or 48.8%, to $229.6 million in 2009. The premium money market product accounted for $67.1 million of the $75.3 million growth in regular savings deposits.
The Company successfully grew core transactional checking accounts, including non-interest bearing demand deposits and interest-bearing NOW accounts, by 19.3% to $103.5 million at December 31, 2009. Non-interest bearing demand deposits increased by $11.9 million, or 15.7%, to $87.9 million as the Company was able to attract new core customers and some current commercial customers kept higher cash balances in a difficult economy. NOW accounts increased by 45.0%, or $4.8 million, to $15.6 million. In the fall of 2009, the Company introduced its Better Checking product which rewards customers with high interest rates on checking balances and ATM fee refunds if the customers meet certain qualifications including direct deposit and frequent use of their debit cards. This new product has gained momentum in the fourth quarter and drove the increase in NOW balances.
Certificates of deposit increased $6.5 million, or 4.8%, to $143.0 million at December 31, 2009. Excluding the $26.8 million at the former Waterford location, time deposits would have declined $20.3 million in 2009 as customers moved into more liquid products such as the premium money market savings account referred to above. The customers that did purchase certificates of deposits typically entered into longer-maturity products with higher yields. Because the interest rate environment was so low, the average rate paid on time deposits fell significantly in 2009. At December 31, 2009, 48.2% of the Company’s time deposit portfolio had a maturity date of longer than 1 year, compared with 43.4% at December 31, 2008. The average rate paid on time deposits in 2009 was 3.06%, compared with 3.97% in 2008.
Pension
The Bank maintains a qualified defined benefit pension plan (the “Pension Plan”), which covers substantially all employees of the Company. In an effort to make the Company’s overall compensation of its employees competitive in the marketplace, the Pension Plan was frozen effective January 31, 2008. All benefits eligible participants have accrued in the plan to date will be retained. Employees will not continue to accrue additional benefits in the plan from that date. Employees will be eligible to receive these benefits at normal retirement age. Additionally, the Company has entered into individual retirement agreements with certain of its executive officers providing for unfunded supplemental pension benefits under the Company’s Supplemental Executive Retirement Plan (the “SERP”). The Company’s pension expense for the Pension Plan and the SERP approximated $0.4 million, $0.2 million and $0.7 million for each of the years ended December 31, 2009, 2008 and 2007, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the Company’s plan assets of 7.50% for 2009, 2008 and 2007; compensation rate increases of 0.00% for 2009 and 2008 and 4.75% for 2007 for the defined benefit pension plan and 3.50%, 5.00%, and 5.00% in 2009, 2008 and 2007, respectively, for the SERP.
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
The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 6.01% at December 31, 2008 to 5.95% at December 31, 2009 for the Company’s Pension Plan and from 6.43% to 5.60% for the SERP.
Management tested the sensitivity of the pension expense to changes in two key assumptions: return on plan assets and the discount rate. A 0.25% decrease in the rate of return on plan assets would have resulted in an increase in pension expense of 5.5%, or $6 thousand. A 0.25% decrease in the discount rate would have resulted in an increase in pension expense of 6.0%, or $6 thousand. Increases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence. Since the SERP is not funded and the Pension Plan has been frozen, compensation rate increase is no longer an input in the calculation of the pension expense.
As of December 31, 2009, the Company had cumulative actuarial losses of approximately $1.5 million that will result in an increase in the Company’s future pension expense because such losses at each measurement date exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net actuarial losses had the effect of increasing the Company’s pension expense by approximately $66 thousand in 2009, $69 thousand in 2008 and $96 thousand in 2007.
The Company did not contribute to the Pension Plan in 2009.
Liquidity
The Company utilizes cash flows from its investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. Given the current collateral available, advances of up to $71.8 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement. In 2009, the Bank was approved for additional credit at FHLB after placing commercial real estate loans as collateral at FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the FRB’s discount window. The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network, of which the Bank became a member in 2009. Additionally, the Bank has access to capital markets as a funding source.
The cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At December 31, 2009, approximately 8.3% of the Bank’s securities had maturity dates of one year or less, and approximately 35.1% had maturity dates of five years or less.
Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases. At December 31, 2009, in the stress test, the Bank had net short-term liquidity available of $43.2 million as compared with $22.4 million at December 31, 2008. Available assets of $82.0 million, divided by public and purchased funds of $145.7 million, resulted in a long-term liquidity ratio of 56% at December 31, 2008, compared with 51% at December 31, 2008.
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

	Payments due within time period at December 31, 2009
	(in thousands)
		Less Than 1			More Than
Contractual Obligations:	Total	Year	1-3 Years	3-5 Years	5 Years
Securities sold under agreement to repurchase	$5,546	$5,546	$—	$—	$—
Operating lease obligations	6,966	559	1,014	1,010	4,383
Other borrowed funds	46,270	19,202	8,068	19,000	—
Junior subordinated debentures	11,330	—	—	—	11,330

Total	$70,112	$25,307	$9,082	$20,010	$15,713

Interest expense on fixed rate debt	$2,915	$882	$1,423	$610	$—

The Company’s variable rate debt included in other borrowed funds is related to short-term funding which is used only to cover seasonal funding needs, which are subject to fluctuation.
At December 31, 2009, the Company had commitments to extend credit of $91.0 million compared to $87.3 million at December 31, 2008. For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 17 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Capital
The Company and the Bank have consistently maintained regulatory capital ratios at, or above, well capitalized standards. The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent on the business environment in the markets where the Company operates, in Western New York and in the United States as a whole. Some banks experienced such a sharp drop-off in financial performance due to the deteriorating economy that they were forced to raise capital with the U.S. government through TARP to maintain appropriate capital ratios. The Bank applied for and was approved for funds under TARP but declined the offer after determining that the Bank’s capital position was more than sufficient and that the restrictions on capital management were too onerous.
Overall, during 2009, the business environment has been adverse for many households and businesses in Western New York, in the United States and worldwide. There can be no assurance that these conditions will improve in the near term. Such conditions could materially adversely affect the credit quality of the Company’s loans and leases, and therefore, the Company’s results of operations, financial condition, and capital position.
For further detail on capital and capital ratios, see Note 21 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.
Total Company stockholders’ equity was $46.0 million at December 31, 2009, virtually flat compared with $45.9 million at December 31, 2008. Equity as a percentage of assets was 7.4% at December 31, 2009, compared to 8.7% at December 31, 2008. Book value per share of common stock declined to $16.34 at December 31, 2009 from $16.57 at December 31, 2008. The reason for the lack of growth in stockholders’ equity and the decline in equity as a percentage of assets and book value per share is that while the Company’s net income declined 85.6% in 2009, the common stock dividend payment decreased only 21.0%. Furthermore, the Company’s assets grew 17.1% in 2009, further depressing the equity-to-assets ratio.
In September 2009, the Company made the decision to cut its semi-annual dividend payment to $0.20 per share. The first dividend payment of 2009, paid in April, was $0.41 per share. The total dividend payment of $0.61 per share in 2009 was 21.8% lower than the $0.78 total dividend paid in 2008. Management and the Board of Directors of the Company believe that the dividend reduction was prudent to maintain available capital to support the continued growth of the Company, as well as to manage the Company’s and the Bank’s capital ratios after enduring two quarters of net losses in 2009 largely attributable to the deteriorating national lease portfolio. The reduced dividend also brought the Company’s dividend yield (dividend payout divided by stock price) more in line with industry norms after the decline in the Company’s stock price the past two years.
Included in stockholders’ equity was accumulated other comprehensive income which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale. Net unrealized gains after tax were $1.0 million, or $0.35 per share of common stock, at December 31, 2009, as compared to net unrealized gains on available-for-sale investment securities after tax of $0.7 million, and $0.25 per share of common stock, at December 31, 2008. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale. The Company had no other-than-temporary impairment charges in its investment portfolio in 2009 or 2008.
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
ALCO, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank’s exposure to interest rate risk through the use of on or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and other financial instruments used for interest rate risk management purposes.
SENSITIVITY OF NET INTEREST INCOME
TO CHANGES IN INTEREST RATES

	Calculated (decrease) increase
	in projected annual net interest income
	(in thousands)
Changes in interest rates	December 31, 2009	December 31, 2008
+200 basis points	$(807)	$(293)
+100 basis points	92	(140)
-100 basis points	577	(33)
-200 basis points	244	20
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
Financial instruments with off-balance sheet risk at December 31, 2009 included $67.5 million in undisbursed lines of credit at an average interest rate of 4.10%; $5.1 million in fixed rate loan origination commitments at 5.80%; $12.9 million in adjustable rate loan origination commitments at 3.99%; and $3.3 million in adjustable rate letters of credit, which if drawn upon, would typically earn an interest rate equal to the prime lending rate plus 2%. The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity
year ended								Fair
December 31,	2010	2011	2012	2013	2014	Thereafter	Total	Value
	(dollars in thousands)
Interest — Assets
Net loans receivable	$47,105	$22,147	$20,504	$41,935	$37,191	$313,715	$482,597	$491,590
Average interest	10.18%	9.37%	7.47%	5.33%	5.61%	5.61%	6.28%	6.28%
Investment securities	6,589	3,144	4,644	5,674	7,689	47,703	75,443	75,412
Average interest	3.92%	3.97%	4.07%	4.38%	3.85%	4.85%	4.55%	4.55%

Interest — Liabilities
Interest bearing deposits	342,738	47,377	13,251	3,406	4,881	—	411,653	412,056
Average interest	1.09%	3.42%	3.02%	3.26%	3.04%	—%	1.46%	1.46%
Borrowed funds & Securities sold under agreements to repurchase	24,748	5,068	3,000	10,000	9,000	—	51,816	52,362
Average interest	0.37%	3.12%	2.52%	3.28%	3.53%	—%	1.87%	1.87%

Junior subordinated debentures	—	—	—	—	—	11,330	11,330	11,330
Average interest	—	—	—	—	—	4.80%	4.80%	4.80%
When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities increases or decreases. As a part of the Company’s asset/liability policy, the Company has set limitations on the acceptable level of the negative impact of such rate fluctuations on the market value of the Company’s balance sheet. The Bank’s securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per ASC Topic 320 “Investments — Debt and Equity Securities.” At December 31, 2009, the impact to equity, net of tax, as a result of marking available for sale securities to market was an unrealized gain of $1.0 million. On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 200 basis points. At December 31, 2009, the Company determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements. The Company’s and the Bank’s capital ratios are also reviewed by management on a quarterly basis.
Capital Expenditures
Significant planned expenditures for 2010 include construction of and furnishings for a new branch, installation of ATMs at several existing branches, and restoration and renovation for some of the Company’s older properties. The Company believes it has a sufficient capital base to support these known and potential capital expenditures, currently expected to total $3.0 million, with current assets.
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

Segment Information
In accordance with the provisions of ASC 280, “Segment Reporting,” the Company’s operating segments have been determined based upon its internal profitability reporting. The Company’s operating segments consist of banking activities and insurance agency activities.
The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank. This includes the operations of SDS and ENL, which provided direct financing leases until management’s decision in April 2009 to exit the leasing business. The net loss from banking activities was $0.3 million in 2009. The decrease in net income from banking activities was driven primarily by the provision for loan and lease losses, which tripled from $3.5 million in 2008 to $10.5 million in 2009. Total assets of the banking activities segment increased $91.4 million or 17.7% during 2009 to $607.8 million at December 31, 2009, due primarily to strong commercial loan growth and the acquisition of Waterford.
The insurance activities segment includes activities of TEA, a retail property and casualty insurance agency with locations in the Western New York area. This includes the operations of ENBA, which provides non-deposit investment products. Net income from insurance activities was $1.0 million in 2009, up from $0.8 million in 2008. TEA benefited from a 4.7% increase in revenue as well as lower debt service and amortization expenses. Total assets of the insurance activities segment were $11.7 million at December 31, 2009, compared with $12.5 million at December 31, 2008.
Fourth Quarter Results
The Company had net income of $1.4 million, or $0.49 per diluted share, in the fourth quarter of 2009, a 171.5% increase over net income of $0.5 million, or $0.18 per diluted share, in the fourth quarter of 2008. The significant increase in net income was largely a result of higher net interest income from a larger core loan base, favorable deposit pricing, and lower provision for loan and lease losses driven by lower lease balances. Core loans are defined as total loans and leases less direct financing leases. Return on average equity was 11.93% for the fourth quarter of fiscal 2009 compared with 4.37% in the prior year’s fourth quarter.
Net interest income increased to $6.1 million during the fourth quarter of 2009, an increase of 22.6% from $4.9 million in the fourth quarter of 2008, and a 1.7% increase over $6.0 million in the third quarter of 2009. Growth of the core loan portfolio and the reduced cost of interest-bearing liabilities continue to be the main factors driving this increase. Also contributing to the increase was the acquisition of the loans and deposits of Waterford in July 2009. Core loans were $458.1 million at December 31, 2009, an annualized increase of 13.8% from $442.9 million at September 30, 2009 and an increase of 31.2% from $349.1 million at December 31, 2008. Strong growth in commercial real estate balances and residential mortgage originations and, for the year-end comparison, the addition of $40.2 million in loans acquired from Waterford, drove the increase.
Total deposits were $499.5 million at December 31, 2009, a decrease of 0.6% from $502.8 million at September 30, 2009 and an increase of 23.7% from $404.0 million at December 31, 2008. The year-over-year increase included $41.8 million in additional deposits gained and retained from the Waterford acquisition. Organic deposit growth for the year was primarily attributable to expanding core deposits as the Bank’s marketing strategy continued to focus on capturing loans that bring new deposit relationships.
The Company’s net interest margin was 4.34% in the fourth quarter of 2009, up slightly from 4.32% in the 2008 fourth quarter, although down nine basis points from 4.43% in the third quarter of 2009. Net interest margin relative to the third quarter of 2009 was negatively impacted by the reduction in the yield on loans and leases as the result of the smaller leasing portfolio, which has historically had higher yields. The Company has been able to mostly offset the loan and lease yield reduction with reduced rates on interest-bearing liabilities because the yield curve remains steep, albeit at low levels, combined with the movement from time deposits to less costly liquid savings deposits. The increase in net interest margin from the previous year’s fourth quarter was due to the Company’s success re-pricing liabilities, partially offset by a 26 basis point decline in the contribution of interest-free funds. The decrease in stockholders’ equity as a percentage of assets accounts for most of this decrease.
Net charge-offs to average total loans and leases decreased to 0.01% for the fourth quarter of 2009 compared with 0.13% in the third quarter of 2009 and 0.71% for the 2008 fourth quarter. This decrease in net charge-offs was primarily related to the classification of the direct finance national lease portfolio as held-for-sale on the balance sheet as of June 30, 2009, resulting in its being marked down to its market value. Subsequent to June 30, 2009 the Company placed the leasing portfolio back into held-for-investment after concluding that holding the portfolio was preferential to selling under the current market conditions. The original mark-to-market adjustment and actual charge-offs amounted to $7.7 million in the second quarter of 2009. No additional adjustment was necessary when the Company elected to service the portfolio to maturity at the end of the third quarter 2009. The difference between the lease principal value and the book value initially created by the mark-to-market adjustment is adjusted over time as specific leases are deemed uncollectible and written down to zero value. During the fourth quarter of 2009, management deemed $1.6 million in leases as uncollectible, so the lease portfolio is reported at $31.5 million, with a principal balance of $35.7 million.
The ratio of non-performing loans and leases to total loans and leases increased to 2.64% at December 31, 2009, from 2.07% at September 30, 2009 and 0.88% at the end of the 2008 fourth quarter. The increase in non-performing loans and leases from September 30, 2009 was a result of an increase in non-accrual loans, both commercial and residential. Management believes the Company has reserved for these appropriately.
Due to the increase in non-accrual loans, discussed above, and the solid loan growth in the fourth quarter, the provision for loan and leases increased in the fourth quarter to $0.9 million from $0.6 million in the third quarter 2009. Since June 30, 2009, the Company has not provisioned any further for the leasing portfolio as management believes that the difference between the lease principal value and the book value adequately covers inherent losses. Therefore, the provision for loan and lease losses of $0.9 million in the fourth quarter 2009 was sharply lower than the provision of $1.7 million in the fourth quarter of 2008, when the Company was providing for the deterioration in the leasing portfolio.
The allowance for loan and lease losses to total loans and leases ratio was 1.42% at December 31, 2009, compared with 1.27% at September 30, 2009, and 1.49% at December 31, 2008. The increase in the ratio from September 30, 2009 was a result of additional provision required for the risks included in the increased non-performing loans and growth in the overall portfolio. The decrease in the ratio from December 31, 2008, was primarily due to the mark-to-market adjustment of the leasing portfolio as previously noted.
Non-interest income, which represented 32.8% of total revenue in both the 2009 and 2008 fourth quarters, increased 22.5%, or $0.5 million, to $3.0 million, when compared with the fourth quarter of 2008. The increase was primarily a result of increased BOLI revenue, higher insurance service and fee revenue and a $0.2 million increase in other non-interest income. The increase in other non-interest income was mostly due to revenue generated by SDS, which was acquired on December 31, 2008. Fourth quarter 2009 BOLI revenue increased $0.1 million over the 2008 fourth quarter as a result of market fluctuations. Insurance service and fee revenue was up 9.7% to $1.5 million for the fourth quarter of 2009 when compared with the 2008 fourth quarter.
Total non-interest expense was $6.5 million for the fourth quarter of 2009, an increase of 28.4% from $5.1 million in the fourth quarter of 2008. The largest component of the increase in total non-interest expenses was in salaries and employee benefits, which increased $0.5 million, or 20.4%, over the fourth quarter of 2008 to $3.1 million for the fourth quarter of 2009. Salaries and benefits were higher because of the addition of new employees related to the acquisitions of SDS and Waterford. FDIC insurance expenses increased over 600%, or $0.3 million, from $57 thousand in the 2008 fourth quarter to $0.4 million in the fourth quarter of 2009. The FDIC has increased premiums on all insured depository institutions to help mitigate the effects of recent bank failures on the deposit insurance fund. In addition, fourth quarter 2009 technology and communications expenses increased $0.2 million, or 63.2%, from the prior year’s fourth quarter due to expenses incurred in connection with the change over of communication lines, which the Company expects will more effectively service its locations.
As a result of the increase in non-interest expenses, the efficiency ratio, which excludes goodwill impairment and intangible amortization, increased to 68.33% for the fourth quarter of 2009, from 66.18% in the fourth quarter of 2008. The Company’s efficiency ratio for the third quarter of 2009 was 56.95%, which benefited from higher revenue due to the bargain purchase gain from the acquisition of Waterford.
Income tax expense for the quarter ended December 31, 2009 was $0.3 million, reflecting an effective tax rate of 15.6%. The effective tax rate for the fourth quarter of 2008 was 17.9%.

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
Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and the Unaudited Quarterly Financial Data presented in Note 23 to our Consolidated Financial Statements.

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Evans Bancorp, Inc. and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.
The Company’s consolidated financial statements for the fiscal year ended December 31, 2009 were audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” immediately following this annual report of management.

EVANS BANCORP, INC. AND SUBSIDIARIES
/s/ David J. Nasca
David J. Nasca
President and Chief Executive Officer

/s/ Gary A. Kajtoch
Gary A. Kajtoch
Treasurer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Evans Bancorp, Inc:
We have audited Evans Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Buffalo, New York
March 5, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Evans Bancorp, Inc.:
We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141(R), Business Combinations (included in Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations), in 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Buffalo, New York
March 5, 2010

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

(in thousands, except share and per share amounts)	2009	2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$12,379	$9,036
Interest-bearing deposits at banks	604	115
Securities:
Available for sale, at fair value	75,854	73,804
Held to maturity, at amortized cost	3,164	1,951
Loans and leases, net of allowance for loan and lease losses of $6,971 in 2009 and $6,087 in 2008	482,597	401,626
Properties and equipment, net	9,281	9,885
Goodwill	8,101	10,046
Intangible assets, net	2,068	2,900
Bank-owned life insurance	11,921	11,685
Other assets	13,475	7,926

TOTAL ASSETS	$619,444	$528,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$87,855	$75,959
NOW	15,619	10,775
Regular savings	229,609	154,283
Muni-vest	23,418	26,477
Time	143,007	136,459

Total deposits	499,508	403,953

Securities sold under agreements to repurchase	5,546	6,307
Other short term borrowings	19,090	30,695
Other liabilities	10,831	12,590
Junior subordinated debentures	11,330	11,330
Long term borrowings	27,180	18,180

Total liabilities	573,485	483,055

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 17)

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 2,813,274 and 2,771,788 shares issued and outstanding, respectively	1,407	1,386
Capital surplus	27,279	26,696
Retained earnings	17,381	18,374
Accumulated other comprehensive loss, net of tax	(108)	(537)

Total stockholders’ equity	45,959	45,919

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$619,444	$528,974

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(in thousands, except share and per share amounts)	2009	2008	2007
INTEREST INCOME:
Loans and leases	$27,416	$26,328	$23,918
Interest bearing deposits at banks	1	24	317
Securities:
Taxable	1,608	1,309	2,919
Non-taxable	1,676	1,490	1,683

Total interest income	30,701	29,151	28,837
INTEREST EXPENSE
Deposits	6,844	8,088	10,054
Other borrowings	864	1,151	1,217
Junior subordinated debentures	399	644	891

Total interest expense	8,107	9,883	12,162
NET INTEREST INCOME	22,594	19,268	16,675
PROVISION FOR LOAN AND LEASE LOSSES	10,500	3,508	1,917

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	12,094	15,760	14,758
NON-INTEREST INCOME:
Bank charges	2,260	2,256	2,237
Insurance service and fees	7,191	6,867	6,549
Net gain (loss) on sales and calls of securities	18	10	(2,299)
Premium on loans sold	93	25	12
Bank-owned life insurance	578	210	620
Gain on bargain purchase	671	—	—
Pension curtailment gain	—	328	—
Data center income	849	—	—
Other	2,407	1,981	1,724

Total non-interest income	14,067	11,677	8,843

NON-INTEREST EXPENSE:
Salaries and employee benefits	12,751	11,219	10,639
Occupancy	2,765	2,541	2,277
FDIC insurance	941	153	44
Repairs and maintenance	721	584	580
Advertising and public relations	575	497	369
Professional services	1,484	1,079	958
Technology and communications	1,065	1,171	1,068
Goodwill impairment	1,985	—	—
Amortization of intangibles	930	681	641
Other	2,840	2,515	2,606

Total non-interest expense	26,057	20,440	19,182

INCOME BEFORE INCOME TAXES	104	6,997	4,419

INCOME TAX (BENEFIT) PROVISION	(603)	2,089	1,051

NET INCOME	$707	$4,908	$3,368

Net income per common share — basic	$0.25	$1.78	$1.23

Net income per common share — diluted	$0.25	$1.78	$1.23

Cash dividends per common share	$0.61	$0.78	$0.71

Weighted average number of basic common shares	2,788,507	2,754,489	2,743,595

Weighted average number of diluted shares	2,793,612	2,756,278	2,743,595

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

				Accumulated Other
	Common	Capital	Retained	Comprehensive	Treasury
(in thousands, except share and per share)	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
BALANCE — December 31, 2006	$1,373	$26,160	$14,196	$(1,917)	$(269)	$39,543
Comprehensive income:
Net income			3,368			3,368
Unrealized gain on available for sale securities, net of reclassification of loss of $1,379 (after tax) and tax effect of ($1,043)				1,636		1,636
Amortization of prior service cost and net loss, net of tax effect ($34)				52		52
Decrease in pension liability, net of taxes ($164)				245		245

Total comprehensive income						5,301

Cash dividends ($0.71 per common share)			(1,952)			(1,952)
Stock option expense		131				131
Re-issued 14,212 shares under dividend reinvestment plan		(32)			305	273
Issued 3,410 shares under dividend reinvestment plan	1	60				61
Re-issued 2,500 shares of restricted stock		(53)			53	—
Issued 7,983 shares for earn-out agreement	4	161				165
Re-issued 11,137 shares under employee stock purchase plan		(47)			213	166
Purchased 20,600 shares for treasury					(385)	(385)

BALANCE — December 31, 2007	$1,378	$26,380	$15,612	$16	$(83)	$43,303
Adoption of SFAS No. 158 measurement date provision, net of tax			6			6
Comprehensive income:
Net Income			4,908			4,908
Unrealized gain on available for sale securities, net of reclassification of gain of $6 (after tax) and tax effect of ($161)				254		254
Amortization of prior service cost and net loss, net of taxes ($29)				45		45
Increase in pension liability, net of taxes $550				(861)		(861)
Pension curtailment adjustment net of taxes ($7)				9		9

Total comprehensive income						4,355

Cash dividends ($0.78 per common share)			(2,152)			(2,152)
Stock option expense		147				147
Re-issued 12,158 shares under dividend reinvestment plan		(14)			204	190
Issued 9,395 shares under dividend reinvestment plan	5	147				152
Re-issued 8,375 shares under Employee Stock Purchase Plan		(34)			142	108
Issued 5,662 shares under Employee Stock Purchase Plan	3	70				73
Purchased 15,500 shares for Treasury					(263)	(263)

BALANCE — December 31, 2008	$1,386	$26,696	$18,374	$(537)	$—	$45,919
Comprehensive income:
Net Income			707			707
Unrealized gain on available for sale securities, net of reclassification of gain of $11 (after tax) and tax effect of ($189)				293		293
Amortization of prior service cost and net loss, net of taxes ($49)				76		76
Decrease in pension liability, net of taxes ($38)				60		60
Total comprehensive income						1,136

Cash dividends ($0.61 per common share)			(1,700)			(1,700)
Stock option expense		154				154
Re-issued 2,000 shares under dividend reinvestment plan		(4)			27	23
Issued 21,751 shares under dividend reinvestment plan	11	241				252
Issued 19,735 shares under Employee Stock Purchase Plan	10	192				202
Purchased 2,000 shares for Treasury					(27)	(27)

BALANCE — December 31, 2009	$1,407	$27,279	$17,381	$(108)	$—	$45,959

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(in thousands)	2009	2008	2007
OPERATING ACTIVITIES:
Interest received	$30,327	$29,140	$28,048
Fees and commission received	13,363	10,946	10,620
Proceeds from sale of loans held for resale	16,338	3,522	2,860
Originations of loans held for resale	(16,518)	(3,447)	(2,898)
Interest paid	(8,407)	(10,140)	(12,222)
Cash paid to employees and suppliers	(23,431)	(16,693)	(15,858)
Income taxes paid	(975)	(2,611)	(858)

Net cash provided by operating activities	10,697	10,717	9,692

INVESTING ACTIVITIES:
Available for sale securities:
Purchases	(70,313)	(83,477)	(245,908)
Proceeds from sales	—	—	87,506
Proceeds from maturities and calls	69,435	80,363	223,005
Held to maturity securities:
Purchases	(1,697)	(165)	(255)
Proceeds from maturities	483	480	2,200
Cash paid for bank-owned life insurance	—	(2,007)	—
Proceeds from bank-owned life insurance	342	1,292	—
Additions to properties and equipment	(196)	(2,110)	(1,261)
Increase in loans, net of repayments	(53,029)	(86,581)	(36,731)
Cash paid on earn-out agreements	(40)	(40)	(202)
Acquisitions	8,419	(1,433)	(425)

Net cash (used in) provided by investing activities	(46,596)	(93,678)	27,929

FINANCING ACTIVITIES:
Proceeds from borrowing	8,239	14,482	9,943
Repayment of borrowings	(11,605)	(11,206)	(15,795)
Increase (decrease) in deposits	44,347	78,124	(29,920)
Dividends paid	(1,700)	(2,152)	(1,952)
Purchase of treasury stock	(27)	(263)	(385)
Issuance of common stock	454	225	61
Re-issuance of treasury stock	23	298	439

Net cash provided by (used in) financing activities	39,731	79,508	(37,609)

Net increase (decrease) in cash and cash equivalents	3,832	(3,453)	12

CASH AND CASH EQUIVALENTS:
Beginning of year	9,151	12,604	12,592

End of year	$12,983	$9,151	$12,604

(Continued)

EVANS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(in thousands)	2009	2008	2007
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income	$707	$4,908	$3,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,712	1,693	1,718
Goodwill impairment	1,985	—	—
Deferred tax benefit	(1,357)	(700)	(144)
Provision for loan and lease losses	10,500	3,508	1,917
Proceeds from sale of loans held for resale	16,338	3,522	2,860
Originations of loans held for resale	(16,518)	(3,447)	(2,898)
Net (gain) loss on sales of assets	(18)	(10)	2,305
Premium on loans sold	(93)	(25)	(12)
Stock option expense	154	147	131
Changes in assets and liabilities affecting cash flow:
Other assets	(2,484)	128	223
Other liabilities	(229)	993	224

NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,697	$10,717	$9,692

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENTS AND FINANCIAL ACTIVITIES:

Issuance of shares for earn-out agreement	$—	$—	$165
Note payable on acquisition	—	—	425
Fair value of assets acquired in acquisitions (non-cash)	43,516	—	—
Fair value of liabilities assumed in acquisitions	51,265	—	—

See Notes to Consolidated Financial Statements.	(Concluded)

EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and General. Evans Bancorp, Inc. (the “Company”) was organized as a New York business corporation and incorporated under the laws of the State of New York on October 28, 1988 for the purpose of becoming a bank holding company. Through August 2004, the Company was registered with the Federal Reserve Board (“FRB”) as a bank holding company under the Bank Holding Company Act of 1956, as amended. In August 2004, the Company filed for, and was approved as, a Financial Holding Company under the Bank Holding Company Act. The Company currently conducts its business through its two subsidiaries: Evans Bank, N.A. (the “Bank”), a nationally chartered bank, and its subsidiaries, Suchak Data Systems, Inc. (“SDS”), Evans National Leasing, Inc. (“ENL”) and Evans National Holding Corp. (“ENHC”); and Evans National Financial Services, Inc. (“ENFS”) and its subsidiary, The Evans Agency, Inc. (“TEA”). Unless the context otherwise requires, the term “Company” refers collectively to Evans Bancorp, Inc. and its subsidiaries. The Company conducts its business through its subsidiaries. It does not engage in any other substantial business.
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
The Company has evaluated subsequent events for potential recognition and/or disclosure through March 5, 2010, the date the consolidated financial statements included in this Annual Report on Form 10-K were filed with the SEC.
Regulatory Requirements. The Company is subject to the rules, regulations, and reporting requirements of various regulatory bodies, including the FRB, the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”), and the SEC.
Principles of Consolidation. The consolidated financial statements include the accounts of the Company, the Bank, ENFS and their subsidiaries. All material inter-company accounts and transactions are eliminated in consolidation.
Accounting Estimates. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. The estimates and assumptions that management deems to be critical involve our accounting policies relating to the determination of our allowance for loan and lease losses and the valuation of goodwill. These estimates and assumptions are based on management’s best estimates and judgment and management evaluated them on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust our estimates and assumptions when facts and circumstances dictate. The current economic recession increases the uncertainty inherent in our estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from our estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in periods as they occur.
Securities. Securities which the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are stated at cost, adjusted for discounts and premiums that are recognized in interest income over the period to the earlier of the call date or maturity using the level yield method. These securities represent debt issuances of local municipalities in the Bank’s market area for which market prices are not readily available. The amortized cost of the securities approximates fair value. Management periodically evaluates the financial condition of the municipalities to see if there is any cause for impairment in their bonds.

Securities classified as available for sale are stated at fair value with unrealized gains and losses excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income or loss, a component of stockholders’ equity. Gains and losses on sales of securities are computed using the specific identification method.
Securities which experience an other-than-temporary decline in fair value are written down to a new cost basis with the amount of the write-down due to credit problems included in earnings as a realized loss. The new cost basis is not changed for subsequent recoveries in fair value. Factors which management considers in determining whether an impairment in value of an investment is other than temporary include the period of time the securities were in a loss position, management’s intent and ability to hold securities until fair values recover to amortized cost or if it is considered more likely than not that the Company will have to sell the security, the extent to which fair value is less than amortized cost, the issuer’s financial performance and near term prospects, the financial condition and prospects for the issuer’s geographic region and industry, and recoveries or declines in fair value subsequent to the balance sheet date. There were no charges associated with other-than-temporary impairment declines in fair value of securities in 2009 or 2008.
The Bank does not engage in securities trading activities.
Loans. Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are reported at their outstanding unpaid principal balances adjusted unamortized deferred fees or costs. Interest income is accrued on the unpaid principal balance and is recognized using the interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective yield method of accounting.
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
Leases. The Bank’s leasing operations consists principally of the leasing of various types of small ticket commercial equipment. The Company follows ASC Topic 840, “Leases,” for all of its direct financing leases. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income, net of the remaining mark. In the third quarter of 2009, the Company announced its intention to sell the leasing portfolio. As a result, the Company classified the leasing portfolio as held-for-sale and marked the portfolio down to its fair market value as of June 30, 2009. As of September 30, 2009, management decided to service the portfolio to maturity and transferred it to held-for-investment. At December 31, 2009 and 2008, the carrying value of the leasing portfolio amounted to $31.5 million and $58.6 million, respectively. All of the Bank’s leases are classified as direct financing leases.
Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents the amount charged against the Bank’s earnings to establish and maintain a reserve or allowance sufficient to absorb probable loan and lease losses based on the Bank’s management’s evaluation of the loan and lease portfolio. Factors considered by management in establishing the allowance for loan and lease losses include: the anticipated collectibility of individual loans and leases, current loan and lease concentrations, charge-off history, delinquent loan and lease percentages, input from regulatory agencies and general economic conditions.
The analysis of the allowance for loan and lease losses is composed of three components: specific credit allocation, general portfolio allocation and a subjectively determined allocation. The specific credit allocation includes a detailed review of the loan or lease and allocation is made based on this analysis. Factors may include the appraisal value of the collateral, the age of the appraisal, the type of collateral, the performance of the loan to date, the performance of the borrower’s business based on financial statements, and legal judgments involving the borrower. The general portfolio allocation consists of an assigned reserve percentage in accordance with ASC Topic 450, “Contingencies,” and is based on the internal credit rating of each loan and lease, using the Bank’s historical loss experience or industry loss experience where the Bank does not have adequate or relevant experience.
The subjectively determined allocation portion of the allowance for loan and lease losses reflects management’s evaluation of various conditions, and involves a higher degree of uncertainty because this component of the allowance is not identified with specific problem credits (specific credit allocation) or portfolio segments (general portfolio allocation). The conditions evaluated in connection with this element include the following: industry and regional conditions, seasoning of the loan and lease portfolio and changes in the composition of and growth in the loan and lease portfolio, the strength or weakness and duration of the business cycle, existing general economic and business conditions in the lending areas, credit quality trends in non-accruing loans and leases, historical loan and lease charge-off experience, and the results of Bank regulatory examinations.
Foreclosed Real Estate. Foreclosed real estate is initially recorded at the lower of book or fair value (net of costs of disposal) at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. Assessments are periodically performed by management, and an allowance for losses is established through a charge to operations if the carrying value of a property exceeds fair value. Foreclosed real estate is classified as other assets on the Consolidated Balance Sheets as of December 31, 2009. The Company had $50 thousand of Other Real Estate at December 31, 2009 and 2008.
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
Goodwill and Other Intangible Assets. The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles — Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by the segment’s management.
The fair value of the insurance agency activities segment is measured annually as of December 31st utilizing the average of a discounted cash flow model and a market value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for similar companies. The calculated value of the insurance agency reporting unit was substantially in excess of the carrying amount at December 31, 2009. In addition, management reconciles the market capitalization of the Company to the estimated consolidated fair value of the reporting units utilizing the control premium estimated by management, which is supported by comparing the efficiency ratio of the Company to that of its most likely potential buyers. A review of the period subsequent to the measurement date is performed to determine if there were any significant adverse changes in operations or events that would alter our determination as of the measurement date. In 2009, management performed a goodwill impairment test quarterly because the Company’s stock price was below its book price for most of 2009. In the test as of March 31, 2009, management determined that the goodwill associated with the ENL reporting unit (part of the banking activities segment) was impaired. Given the deterioration in the asset quality of the portfolio and management’s decision to exit leasing business, the fair value of the reporting unit was well below the carrying value of the ENL reporting unit, resulting in an impairment charge of $2.0 million, the entire amount of goodwill allocated to ENL.
The Company has performed the required goodwill impairment tests and has determined that goodwill was not impaired as of December 31, 2009.
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

Impairment losses on properties and equipment are realized if the carrying amount is not recoverable from its undiscounted cash flows and exceeds its fair value in accordance with ASC Topic 360, “Property, Plant, and Equipment.”
Income Taxes. Income taxes are accounted for under the asset and liability method under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the periods in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense.
Net Income Per Share. Net income per common share is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options and immediate vesting of restricted shares. Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share. There were 5,105, 1,789, and 0 potentially dilutive shares of common stock included in calculating diluted earnings per share for the years ended December 31, 2009, 2008, and 2007, respectively. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive. In accordance with ASC Topic 260, “Earnings Per Share,” these shares were not included in calculating diluted earnings per share. As of December 31, 2009, 2008, and 2007, there were 267 thousand, 108 thousand, and 92 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive.
Comprehensive Income. Comprehensive income includes both net income and other comprehensive income, including the change in unrealized gains and losses on securities available for sale, and the change in the liability related to pension costs, net of tax.
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
The Bank maintains a defined contribution 401(k) plan and accrues contributions due under this plan as earned by employees. In addition, the Bank maintains a non-qualified Supplemental Executive Retirement Plan for certain members of senior management, a non-qualified Deferred Compensation Plan for directors and certain members of management, and a non-qualified Executive Incentive Retirement Plan for certain members of management, as described more fully in Note 12 to “Notes to Consolidated Financial Statements.”
Stock-based Compensation. Stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date value of the stock-based compensation that is expected to vest. Information on the determination of the estimated value of stock-based awards used to calculate stock-based compensation expense is included in Note 13 to “Notes to Consolidated Financial Statements.”
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
Advertising costs. Advertising costs are expensed as incurred.
Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits at banks.
Cash and due from banks includes reserve balances that the Bank is required to maintain with Federal Reserve Banks. The required reserves are based upon deposits outstanding, and were approximately $2.3 million and $1.1 million at December 31, 2009 and 2008, respectively.

NEW ACCOUNTING STANDARDS
The following significant accounting pronouncements were effective for the Company on January 1, 2009:
Disclosures about Derivative Instruments and Hedging Activities (Topic 815-10, formerly FASB Statement No. 161). The new standard was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. There was no impact to the Company’s consolidated financial statements as a result of the adoption of this standard.
Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB 51 (Topic 810-10-65, formerly FASB Statement No. 160). In December 2007, the FASB issued SFAS 160, “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). This standard amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard clarifies that a non-controlling interest in a subsidiary, which is often referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, this standard requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This standard did not have an impact on the Company’s consolidated financial statements.
Business Combinations (Topic 805-10, formerly FASB Statement No. 141R). In December 2007, the FASB issued SFAS No. 141, “Business Combinations (Revised 2007)” (SFAS 141R). SFAS 141R replaced SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. This standard requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. This standard requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.” ASC Topic 805-10 was effective for business combinations for which the acquisition date is on or after January 1, 2009. The Company applied this standard when accounting for the Waterford Village Bank (“Waterford”) acquisition.
In April 2009, the FASB issued the following three statements associated with fair-value measurements and other-than-than-temporary impairments (OTTI). These were effective for and were implemented in the consolidated financial statements on April 1, 2009. The implementation of these statements resulted in additional footnote disclosures. There was no impact on the consolidated financial statements included in this Annual Report on Form 10-K but there may be in future periods relative to securities with other than temporary impairment.
Topic 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This topic provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This topic also included guidance on identifying circumstances that indicate that a transaction is not orderly. It emphasized that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.
Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (OTTI). The objective of an OTTI analysis under existing U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This topic amended the OTTI guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to OTTI of equity securities.
Topic 825-10-65, Interim Disclosures about Fair Value of Financial Instruments. This topic amended other fair value disclosure topics to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.
In May 2009, the FASB issued Topic 855, Subsequent Events. This topic addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated. The Company implemented the provisions of this topic as of June 30, 2009, and it had no impact on the Company’s consolidated financial statements.
The Company adopted the provisions of ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value on July 1, 2009. Under this standard, companies determining the fair value of a liability may use the perspective of an investor that holds the related obligation as an asset. This topic addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. No new fair-value measurements are required by the standard. The Company implemented the provisions of this topic as of July 1, 2009, and it had no impact on the Company’s consolidated financial statements.
The Company adopted the provisions of ASU 2009-12, Fair Value Measurements and Disclosures (820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) as of December 31, 2009. ASU 2009-12 allows investors to use net asset value (NAV) as a practical expedient to estimate fair value of investments in investment companies that do not have readily determinable fair values, including investees that have attributes of investment companies, report net asset value or its equivalent (e.g., partners’ capital) to their investors, and calculate net asset value or its equivalent consistent with the measurement principles of the AICPA Investment Companies Guide (i.e., their assets generally are measured at fair value). The practical expedient cannot be used for investments that have a readily determinable fair value. The ASU sets forth disclosure requirements for investments within its scope. The Company implemented the provisions of this topic as of December 31, 2009, and it had no impact on the Company’s consolidated financial statements.
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 was issued to specify that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years and requires retrospective adjustment of all prior-period earnings per share amounts presented. In August 2009, the Company issued stock-based compensation awards in the form of restricted stock, which are considered participating securities under FSP 03-6-1. Therefore, for the year ended December 31, 2009, the Company’s earnings per share is calculated using the two-class method. The effects of the application of the provisions of FSP 03-6-1 to reported earnings per common share amounts are not material. FSP 03-6-1 is now under Topic 260, Earnings Per Share.
2. ACQUISITION
On July 24, 2009, the Bank entered into a definitive purchase and assumption agreement (the “Agreement”) with the FDIC under which the Bank assumed approximately $51.0 million in liabilities, consisting almost entirely of deposits, and certain other liabilities, consisting primarily of accrued interest, and purchased substantially all of the assets of Waterford Village Bank, a community bank located in Clarence, NY (“Waterford”). Total assets purchased (before fair value adjustments) amounted to approximately $47.2 million, including a loan portfolio of approximately $42.0 million. Under the terms of the Agreement, the FDIC made an initial payment of $4.6 million to the Bank, which included the bid price of a $0.8 million discount and approximately $3.8 million for Waterford’s capital shortfall at the initial closing. The final settlement will be determined on March 31, 2010.
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

All of the purchased loans and foreclosed real estate purchased by the Bank under the Agreement are covered by a loss sharing agreement between the FDIC and the Bank which is included in the Agreement. Under this loss sharing agreement, the FDIC has agreed to bear 80% of loan and foreclosed real estate losses up to $5.6 million and 95% of losses that exceed $5.6 million. Reimbursable losses are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition. As a result of the loss sharing agreement with the FDIC, the Company recorded an indemnification asset of $1.4 million which represents 80% of estimated contractual losses on all loans and other assets covered under the loss sharing agreement. As of December 31, 2009, the Bank has submitted $0.3 million of losses related to loans and foreclosed real estate acquired in the acquisition to the FDIC for reimbursement under the Agreement.
After adjusting to fair value, the amounts recognized at the acquisition date for major classes of assets acquired and liabilities assumed included cash of $8.4 million, loans of $41.0 million, and deposits of $51.2 million.
The Company recognized a pre-tax bargain purchase gain of $0.7 million as a result of the acquisition. The gain was due primarily to the benefit of the FDIC loss share agreement. Additionally, the loan portfolio purchased was at a discount to market yields resulting in positive value to the loans acquired.
At December 31, 2009, there were $39.0 million in loans, $0.1 million in allowance for loan losses, and $41.8 million in deposits attributable to the Waterford acquisition. The interest income and interest expense attributable to the Waterford acquisition that is included in the Company’s results for 2009 is $0.9 million and $0.3 million, respectively. The Company has not presented pro forma financial statements with the Company and Waterford combined for the year ending December 31, 2009 because it was not a material acquisition as well as the fact that audited financial statements were not available.
3. SECURITIES
The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2009
		(in thousands)
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$12,808	$149	$(73)	$12,884
States and political subdivisions	36,503	1,229	(2)	37,730

Total debt securities	$49,311	$1,378	$(75)	$50,614

Mortgage-backed securities:
FNMA	8,582	199	(2)	8,779
FHLMC	11,393	147	(13)	11,527
GNMA	362	16	—	378
CMO’s	1,001	—	(20)	981

Total mortgage-backed securities	$21,338	$362	$(35)	$21,665

FRB and FHLB Stock	3,575	—	—	3,575

Total	$74,224	$1,740	$(110)	$75,854

Held to Maturity:
Debt securities:
U.S. government agencies	$35	$—	$—	$35
States and political subdivisions	3,129	19	(50)	3,098

Total	$3,164	$19	$(50)	$3,133

	2008
		(in thousands)
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$17,790	$112	$—	$17,902
States and political subdivisions	34,490	953	(7)	35,436

Total debt securities	$52,280	$1,065	$(7)	$53,338

Mortgage-backed securities:
FNMA	8,060	126	(21)	8,165
FHLMC	7,468	130	(11)	7,587
CMO’s	1,283	—	(134)	1,149

Total mortgage-backed securities	$16,811	$256	$(166)	16,901

FRB and FHLB Stock	3,565	—	—	3,565

Total	$72,656	$1,321	$(173)	$73,804

Held to Maturity:
Debt securities:
U.S. government agencies	$35	$—	$—	$35
States and political subdivisions	1,916	—	—	1,916

Total	$1,951	$—	$—	$1,951

Available for sale securities with a total fair value of $65.2 million and $66.0 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at December 31, 2009 and 2008, respectively.
The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY. At December 31, 2009, the Company had a total of $46.1 million in borrowed funds with FHLBNY. The Company has placed sufficient collateral in the form of residential real estate loans at FHLBNY. As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock with a fair value of $2.7 million as of December 31, 2009 and 2008.
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
Systemic weakness in the FHLB could result in impairment of the Company’s FHLB stock. However, FHLBNY has stated that it currently meets all of its capital requirements, continues to redeem excess stock for members, and has the expressed ability and intent to continue paying dividends. It has maintained a AAA credit rating with a stable outlook. Due to the relatively strong financial health of FHLBNY, there was no impairment in the Bank’s FHLB stock as of December 31, 2009 and 2008.

The scheduled maturities of debt and mortgage-backed securities at December 31, 2009 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	Available for		Held to Maturity
	Sale Securities		Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Due in one year or less	$4,992	$5,050	$1,539	$1,544
Due after year one through five years	20,001	20,627	524	530
Due after five years through ten years	21,288	21,915	425	433
Due after ten years	24,368	24,687	676	626

Total	$70,649	$72,279	$3,164	$3,133

Realized gains and losses from $1.2 million, $2.8 million and $46.1 million gross sales and calls of securities for the years ended December 31, 2009, 2008 and 2007, respectively, are summarized as follows:

	2009	2008	2007
	(in thousands)
Gross gains	$18	$12	$14
Gross losses	—	(2)	(2,313)

Net gain (loss)	$18	$10	$(2,299)

Information regarding unrealized losses within the Company’s available for sale securities at December 31st of the respective years is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)		(in thousands)		(in thousands)
Debt securities
U.S. government agencies	$6,933	$(73)	$—	$—	$6,933	$(73)
States and political subdivisions	591	(2)	—	—	591	(2)

Total debt securities	$7,524	$(75)	$—	$—	$7,524	$(75)

Mortgage-backed securities
FNMA	$3,079	$(1)	$80	$(1)	$3,159	$(2)
FHLMC	7,656	(13)	—	—	7,656	(13)
CMO’s	—	—	981	(20)	981	(20)

Total mortgage-backed securities	$10,735	$(14)	$1,061	$(21)	$11,796	$(35)

Total temporarily impaired Securities	$18,259	$(89)	$1,061	$(21)	$19,320	$(110)

			2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)		(in thousands)		(in thousands)
Debt securities
U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	1,966	(7)	—	—	1,966	(7)

Total debt securities	$1,966	$(7)	$—	$—	$1,966	$(7)

Mortgage-backed securities
FNMA	$638	$(8)	$1,094	$(13)	$1,732	$(21)
FHLMC	—	—	1,209	(11)	1,209	(11)
CMO’s	—	—	1,142	(134)	1,142	(134)

Total mortgage-backed securities	$638	$(8)	$3,445	$(158)	$4,083	$(166)

Total temporarily impaired Securities	$2,604	$(15)	$3,445	$(158)	$6,049	$(173)

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2009 and 2008 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.
While the Company has not recorded any other-than-temporary impairment charges in 2009 or 2008, gross unrealized losses amount to only 0.1% of the total fair value of the securities portfolio at December 31, 2009, and the gross unrealized position decreased $63 thousand from 2008 to 2009, it remains possible that the turmoil in the poor economy could negatively impact the securities portfolio in 2010. The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government agencies such as FHLB, Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The stable past performance is not a guarantee for similar performance going forward.
4. LOANS AND LEASES, NET
Major categories of loans and leases at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$80,775	$66,750
Commercial and multi-family	241,101	180,388
Construction	20,444	17,814
Second mortgages	7,813	8,918
Home equity lines of credit	35,633	22,347

Total mortgage loans on real estate	385,766	296,217

Direct financing leases	31,486	58,639
Commercial loans	60,345	46,077
Consumer installment loans	2,957	1,831
Other	8,489	4,152
Net deferred loan and lease origination costs	525	797

	489,568	407,713
Allowance for loan and lease losses	(6,971)	(6,087)

Loans and leases, net	$482,597	$401,626

Other loans include $0.2 million at December 31, 2009 and $0.4 million at December 31, 2008 of overdrawn deposit accounts classified as loans.
Net loan commitment fees or costs for commitment periods greater than one year are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period.
At December 31, 2009, the Company had $39.0 million in loans related to the Waterford acquisition. The allowance for loan losses attributable to those loans was $0.1 million.
The Bank, in its normal course of business, sells certain residential mortgages which it originates to FNMA. The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon. At December 31, 2009 and 2008, the Company had approximately $37.4 million and $26.9 million, respectively, in unpaid principal balances of loans that it services for FNMA. For the years ended December 31, 2009 and 2008, the Company sold $16.2 million and $3.5 million, respectively, in loans to FNMA and realized gains on those sales of $93 thousand and $25 thousand, respectively. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. The Company had a related asset of approximately $0.3 million and $0.1 million for the servicing portfolio rights as of December 31, 2009 and 2008, respectively. There was $316 thousand in loans held for sale at December 31, 2009 compared to $43 thousand at December 31, 2008.
Changes in the allowance for loan and lease losses for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(in thousands)
Balance, beginning of year	$6,087	$4,555	$3,739
Provision for loan and lease losses	10,500	3,508	1,917
Recoveries	242	229	170
Loans and leases charged off	(9,858)	(2,205)	(1,271)

Balance, end of year	$6,971	$6,087	$4,555

Non-accrual loans and leases totaled approximately $8.8 million and $3.4 million at December 31, 2009 and 2008, respectively. The allowance for loan and lease losses related to non-accrual loans and leases was $0.9 million, $0.5 million, and $0.1 million at December 31, 2009, 2008 and 2007, respectively. The average recorded investment in these loans and leases during 2009, 2008 and 2007 was approximately $5.5 million, $3.2 million, and $0.6 million, respectively. If such loans and leases had been in an accruing status, the Bank would have recorded additional interest income of approximately $528 thousand, $341 thousand, and $85 thousand in 2009, 2008 and 2007, respectively. Actual interest recognized on consolidated statements of income on non-accrual loans was $358 thousand, $187 thousand and $23 thousand in 2009, 2008 and 2007, respectively. There were $4.1 million and $0.1 million in loans and leases that were over 90 days and still accruing at December 31, 2009 and 2008, respectively.
The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2009 and 2008.
The Bank had $2.2 million and $1.9 million, respectively, in loans and leases that were restructured in a troubled debt restructuring at December 31, 2009 and 2008. These restructurings were allowed in an effort to maximize the Bank’s ability to collect on loans and leases where borrowers were experiencing financial difficulty. The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full. If a borrower continues to be delinquent or can not meet the terms of a troubled debt restructuring, the loan or lease will be placed on nonaccrual or charged off. Any troubled debt restructuring that is placed on nonaccrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months. There were no troubled debt restructured loans that were reverted back to accruing status after being placed on nonaccrual in 2009 and 2008.
The Company maintains an allowance for loan and lease losses in order to capture the probable losses inherent in its loan and lease portfolio. There is a risk that the Company may experience significant loan and lease losses in 2010 and beyond which could exceed the allowance for loan and lease losses. This risk is heightened by the current uncertain and adverse economic conditions. If the Company’s assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs, the Company may have to increase its allowance for loan and lease losses or loan and lease charge-offs which could have a material adverse effect on the Company’s operating results and financial condition. There can be no assurance that the

Company’s allowance for loan and lease losses will be adequate to protect the Company against loan and lease losses that it may incur.
As of December 31, 2009 and 2008, the Bank had no other loans other than non-accrual loans which were impaired as defined by ASC Topic 310.
The following lists the components of the net investment in direct financing leases as of December 31:

	2009	2008
	(in thousands)
Direct financing lease payments receivable	$40,579	$69,153
Estimated residual value of leased assets	443	584
Unearned income	(5,377)	(11,098)
Remaining mark	(4,159)	—

Net investment in direct financing leases	$31,486	$58,639

Deferred fees related to direct financing leases were $0 and $0.2 million at December 31, 2009 and 2008, respectively. The allowance for loan and lease losses allocated to direct financing leases was $0 and $2.4 million at December 31, 2009 and 2008, respectively.
At December 31, 2009, minimum future lease payments to be received are as follows:

Year Ending December 31:
2010	$19,348
2011	12,004
2012	6,276
2013	2,827
2014	124

$40,579

As of December 31, 2009, there were $122.9 million in loans pledged to FHLBNY to serve as collateral for borrowings.
5. PROPERTIES AND EQUIPMENT
Properties and equipment at December 31 were as follows:

	2009	2008
	(in thousands)
Land	$268	$268
Buildings and improvements	10,532	10,524
Equipment	9,329	8,816
Construction in progress	—	11

	20,129	19,619
Less accumulated depreciation	(10,848)	(9,734)

Properties and equipment, net	$9,281	$9,885

Depreciation expense totaled $1.1 million in 2009, $950 thousand in 2008 and $926 thousand in 2007.

6. OTHER ASSETS
Other assets at December 31 were as follows:

	2009	2008
	(in thousands)
Net deferred tax asset	$3,863	$2,939
Accrued interest receivable	2,241	1,796
Prepaid expenses	3,390	504
Mortgage servicing rights	252	108
Indemnification asset (FDIC loss share)	1,422	—
Other	2,307	2,579

Total	$13,475	$7,926

7. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the twelve-month periods ended December 31, 2009 and 2008, by operating segment, are as follows:

	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)
Balance as of January 1, 2009	$1,945	$8,101	$10,046
Goodwill acquired during the period	40	—	40
Goodwill impaired during the period	(1,985)	—	(1,985)

Balance as of December 31, 2009	$—	$8,101	$8,101

	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)
Balance as of January 1, 2008	$1,945	$8,101	$10,046
Goodwill acquired during the period	—	—	—

Balance as of December 31, 2008	$1,945	$8,101	$10,046

The Company measures the fair value of its reporting units annually, as of December 31st utilizing the market value and income methods. When using the cash flow models, management considered historical information, the operating budget, and strategic goals in projecting net income and cash flows for the next five years. The continued credit deterioration in the leasing portfolio and the Company’s strategic decision to exit the national leasing business prompted the Company to perform a goodwill impairment test of the leasing reporting unit at March 31, 2009. The test indicated the goodwill related to the leasing reporting unit was impaired. As a result, the Company recognized an impairment charge of $2.0 million related to a write-off of all of the Company’s goodwill allocated to the leasing reporting unit.
Because the Company’s stock price traded below the book value per share for most of 2009, the Company performed goodwill impairment tests on a quarterly basis in 2009, including as of December 31, 2009. No impairment was recognized as a result of these tests after the March 31, 2009 impairment charge. Further discussion of the Company’s goodwill impairment testing is in Note 1.

Information regarding the Company’s other intangible assets at December 31 follows:

	Gross			Weighted Average
	Carrying	Accumulated		Amortization
2009	Amount	Amortization	Net	Period
		(in thousands)
Customer contracts	$729	(365)	$364	2 years
Non-compete agreements	$738	$(666)	$72	5 years
Insurance expirations	$4,585	(2,953)	1,632	7 years

Total	$6,052	$(3,984)	$2,068	6 years

	Gross			Weighted Average
	Carrying	Accumulated		Amortization
2008	Amount	Amortization	Net	Period
		(in thousands)
Customer contracts	$631	—	$631	2 years
Non-compete agreements	$738	$(633)	$105	5 years
Insurance expirations	$4,585	(2,421)	2,164	7 years

Total	$5,954	$(3,054)	$2,900	7 years

Amortization expense related to intangibles for the years ended December 31, 2009, 2008 and 2007 were $930 thousand, $681 thousand and $641 thousand, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending
December 31	Amount
(in thousands)
2010	$899
2011	485
2012	347
2013	217
2014	120
8. DEPOSITS
Time deposits, with minimum denominations of $100 thousand each, totaled $59.3 million and $56.7 million at December 31, 2009 and 2008, respectively. There were $0.2 million and $0.4 million of overdraft accounts in deposits that have been reclassified to loans as of December 31, 2009 and 2008, respectively.
At December 31, 2009, the scheduled maturities of time deposits are as follows:

(in thousands)
2010	$74,092
2011	47,378
2012	13,251
2013	3,406
2014	4,880
2015	—

$143,007

Some of the Company’s time deposits were obtained through brokered transactions and the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). Brokered time deposits totaled $13.5 million and $13.3 million at December 31, 2009 and 2008, respectively. The Bank joined the CDARS program in 2009. The Bank had $2.7 million in CDARS deposits at December 31, 2009.

9. BORROWED FUNDS AND JUNIOR SUBORDINATED DEBENTURES
Other borrowed funds consisted primarily of various advances from the FHLB with both fixed and variable interest rate terms ranging from 0.32% to 3.55%. The maturities and weighted average rates of other borrowed funds at December 31, 2009 are as follows (dollars in thousands):

2010	$19,202
2011	5,068
2012	3,000
2013	10,000
2014	9,000
Thereafter	—

Total	$46,270

Other short-term borrowings outstanding at December 31, 2009 of $19.1 million consisted of an overnight line of credit with the FHLB. The Bank has the ability to borrow additional funds of from the FHLB based on the available securities or residential real estate loans that can be used as collateral, and to purchase additional federal funds through one of the Bank’s correspondent banks.
The amounts and interest rates of other short-term borrowings were as follows:

	Federal Funds	Other Short-Term
	Purchased	Borrowings	Total
	(dollars in thousands)
At December 31, 2009
Amount Outstanding	19,090	—	19,090
Weighted-average interest rate	0.32%	—	0.32%

For the year ended December 31, 2009
Highest amount at a month-end	26,515	—
Daily average amount outstanding	8,680	—	8,680
Weighted-average interest rate	0.49%	—	0.49%

At December 31, 2008
Amount Outstanding	23,590	7,105	30,695
Weighted-average interest rate	0.44%	2.70%	0.96%

For the year ended December 31, 2008
Highest amount at a month-end	44,522	7,105
Daily average amount outstanding	11,984	6,230	18,214
Weighted-average interest rate	2.78%	2.71%	2.75%

At December 31, 2007
Amount Outstanding	33,980	—	33,980
Weighted-average interest rate	3.62%	—	3.62%

For the year ended December 31, 2007
Highest amount at a month-end	33,980	—
Daily average amount outstanding	9,206	—	9,206
Weighted-average interest rate	5.08%	—	5.08%
On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 (the “Capital Securities”) classified on the Company’s consolidated balance sheets as Junior Subordinated Debentures. The distribution rate on the Capital Securities of the Trust adjusts quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and was 2.91% at December 31, 2009.
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
The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trust to purchase $11.3 million aggregate liquidation amount of floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of the Company, due October 1, 2037, comprised of $11.0 million of Capital Securities and $330 thousand of Common Securities. The $330 thousand of Common Securities represent the initial capital contribution of the Company to the Trust, which, in accordance with the provisions of ASC Topic 810 “Consolidation,” has not been consolidated and is included in “Other Assets” on the consolidated balance sheet.
The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust. The interest rate payable on the Junior Subordinated Debentures was 2.91% at December 31, 2009.
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
10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Bank enters into agreements with depositors to sell to the depositors securities owned by the Bank and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The depositor is informed the securities are held in safekeeping by the Bank on behalf of the depositor. The Bank had $5.5 million and $6.3 million in securities sold under agreement to repurchase at December 31, 2009 and 2008, respectively.

11. COMPREHENSIVE INCOME (LOSS)
The following tables display the components of other comprehensive (loss) income:

	2009
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)
Unrealized gains on investment securities:
Unrealized holding gains during period	$500	$(196)	$304
Less: reclassification adjustment for gains realized in net income	18	(7)	11

Net unrealized gain	482	(189)	293

Decrease in pension liability	223	(87)	136

Net other comprehensive income	$705	($276)	$429

	2008
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)
Unrealized gains on investment securities:
Unrealized holding gains during period	$425	$(165)	$260
Less: reclassification adjustment for gains realized in net income	10	(4)	6

Net unrealized gain	415	(161)	254

Increase in pension liability and effect of pension curtailment	(1,321)	514	(807)

Net other comprehensive loss	$(906)	$353	$(553)

	2007
	Before-tax	Income
	Amount	Taxes	Net
	(in thousands)
Unrealized gains on investment securities:
Unrealized holding gains during period	$380	$(123)	$257
Less: reclassification adjustment for losses realized in net income	(2,299)	920	(1,379)

Net unrealized gain	2,679	(1,043)	1,636

Decrease in pension liability	495	(198)	297

Net other comprehensive income	$3,174	$(1,241)	$1,933

12. EMPLOYEE BENEFITS AND DEFERRED COMPENSATION PLANS
Employees’ Pension Plan
The Bank has a defined benefit pension plan covering substantially all employees of the Company. The Pension Plan provides benefits that are based on the employees’ compensation and years of service. The Bank uses an actuarial method of amortizing prior service cost and unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortization method the Bank uses recognizes the prior service cost and net gains or losses over the average remaining service period of active employees which exceeds the required amortization. The Pension Plan was frozen effective January 31, 2008. The freezing of the Pension Plan was considered a curtailment, which resulted in the elimination of the unrecognized prior service cost and the unrecognized net loss. The elimination of those two components resulted in a $328 thousand pre-tax gain on curtailment in 2008. Under the freeze, eligible employees will receive the benefits already earned through January 31, 2008 at retirement, but will not be able to accrue any additional benefits. As a result, service cost will no longer be incurred.
Selected Financial Information for the Pension Plan is as follows:

	(12 months ended)	(15 months ended)
	12/31/2009	12/31/2008
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,629	$4,230
Service cost	—	—
Interest cost	215	292
Effect of curtailment	—	(712)
Assumption change	28	203
Actuarial loss	43	47
Benefits paid	(267)	(431)

Benefit obligation at end of year	3,648	3,629

Change in plan assets:
Fair value of plan assets at beginning of year	2,304	3,886
Actual return on plan assets	604	(1,151)
Employer contributions	—	—
Benefits paid	(267)	(431)

Fair value of plan assets at end of year	2,641	2,304

Funded status	$(1,007)	$(1,325)

Amount recognized in the Consolidated Balance Sheets consists of:
Accrued benefit liabilities	$(1,007)	$(1,325)

Amount recognized in Accumulated Other Comprehensive loss consist of:
Net actuarial loss	982	1,401
Prior service cost	—	—

Net amount recognized in equity — pre-tax	$982	$1,401

Net amount recognized on Consolidated Balance Sheets	$(25)	$76

Accumulated benefit obligation at year end	$3,648	$3,629

Valuations of the Pension Plan as shown above were conducted as of December 31, 2009 and 2008 (the measurement date). In accordance with ASC Topic 715, “Compensation — Retirement Benefits,” in 2008 the Bank transitioned its measurement date from September 30th to December 31st. Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2009	2008	2007
Discount rate for projected benefit obligation	5.95%	6.01%	6.35%
Discounted rate for net periodic pension cost	6.01%	6.35%	5.75%
Rate of increase in compensation levels	—%	—%	4.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
The components of net periodic benefit cost consisted of the following:

	(12 mo. ended)	(15 mo. ended)	(12 mo. ended)
	12/31/2009	12/31/2008	9/30/2007
	(in thousands)
Service cost	$—	$—	$361
Interest cost	215	292	244
Expected return on plan assets	(169)	(364)	(250)
Net amortization and deferral	55	(5)	12

Net periodic benefit cost	$101	$(77)	$367

As noted above, the Bank transitioned its measurement date from September 30th to December 31st in 2008. The amount of the net periodic benefit cost that was incurred in the fiscal year 2008 is reflected in the income statement. The after-tax amount incurred in the stub period of October 1, 2007-December 31, 2007 runs through retained earnings. The total of the 15-month period is shown in the table above. The components of the 15-month period are shown in the table below:

	(15 mo. ended)	(12 mo. ended)	(3 mo. ended)
	12/31/2008	12/31/2008	12/31/2007
	(in thousands)
Service cost	$—	$—	$—
Interest cost	292	226	66
Expected return on plan assets	(364)	(291)	(73)
Net amortization and deferral	(5)	(1)	(4)

Net periodic benefit cost	$(77)	$(66)	$(11)

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic cost in 2010 for amortization of actuarial loss will be $35 thousand.
The expected long-term rate of return on Pension Plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on plan targeted asset allocation. Equity and fixed income securities were assumed to earn returns in the ranges of 5.5% to 12.5% and 4.5% to 6.0%, respectively. When these overall return expectations are applied to the Pension Plan’s targeted allocation, the expected rate of return is determined to be 7.50%, which is approximately the mid-point of the range of expected return. The weighted average asset allocation of the Pension Plan at December 31, 2009 and 2008, the Pension Plan measurement date, was as follows:

	2009	2008
Asset category:
Equity mutual funds	58.4%	56.0%
Fixed income security mutual funds	41.6%	44.0%

	100.0%	100.0%

The Company’s targeted long-term asset allocation on average will approximate 60%-70% with equity managers and 30%-40% with fixed income managers. This allocation is consistent with the Company’s goal of diversifying the Pension Plan assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements. The Company’s management regularly reviews the Pension Plan’s actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. The Company’s management believes that 7.50% is a reasonable long-term rate of return on the Pension Plan’s Qualified Plan assets. The Company’s management will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary. The Company did not contribute to the Pension Plan for the 2009 plan year.
The major categories of assets in the Bank’s Pension Plan as of year-end are presented in the following table. Assets are segregated according to their investment objective by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 20 — Fair Value of Financial Instruments).

2009
Level 1:
Cash	$25

Level 2:
Pooled separate accounts:
Bonds	$1,088
Equities:
Balanced	135
Large cap value	180
Large cap growth	296
Mid cap	423
Small cap	235
International	259

Total fair value of plan assets	$2,641

Pooled separate accounts (“PSAs”) invest in designated mutual funds. The PSA owns and holds the underlying mutual fund shares which are valued daily at the net asset values (“NAV”). The Pension Plan holds “units of participation” in the PSA. The accumulation unit value (“AUV”) is the value of each unit in the PSA and the PSA is valued daily as the number of accumulation units held multiplied by the AUV. The AUV is first established when a new fund starts and is then determined daily based on the NAV of shares of the underlying fund, the fund’s dividends, and the contract’s separate account charges. The fund NAV’s are available from the custodian or, in some cases, from national exchanges. The contract’s daily asset charge (separate account charge) is communicated to Pension Plan management in the contract and applicable notice of change. Since the AUV is determined based on a combination of the fund NAV and the separate account charges, Level 2 is the appropriate classification for PSA’s.
The investment objective of fixed-income, or bond, funds is to maximize investment return while preserving investment principal. The investment objective of equity funds is long-term capital appreciation with current income. Equity funds are diversified among various industries.
The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis decreased from 6.01% at December 31, 2008 to 5.95% at December 31, 2009 (or the measurement date) for the Company’s Pension Plan.
Expected benefit payments under the Pension Plan over the next ten years at December 31, 2009 are as follows:

(in thousands)
2010	$119
2011	145
2012	164
2013	182
2014	182
Years 2015-2019	1,079

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
Selected financial information for the SERP is as follows:

	2009	2008
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,875	$2,835
Service cost	63	59
Interest cost	179	174
Plan amendments	146	—
Actuarial gain	130	—
Benefits paid	(193)	(193)

Benefit obligations at end of year	3,200	2,875

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Contributions to the plan	193	193
Benefits paid	(193)	(193)

Fair value of plan assets at end of year	—	—

Funded status	$(3,200)	$(2,875)

Amounts recognized in the Consolidated Balance Sheet consists of:
Accrued benefit liability	$(3,200)	$(2,875)

Amount recognized in Accumulated other Comprehensive loss consist of:
Net actuarial loss	487	367
Prior service cost	351	261

Net amount recognized in equity — pre-tax	$838	$628

Net amount recognized on Consolidated Balance Sheets	$(2,362)	$(2,247)

Accumulated benefit obligation at year end	$2,882	$2,606

Valuations of the SERP liability, as shown above, were conducted as of December 31, 2009 and 2008. Assumptions used by the Bank in both years in the determination of SERP information consisted of the following:

	2009	2008	2007
Discount rate for projected benefit obligation	5.60%	6.43%	6.25%
Discount rate for net periodic pension cost	6.43%	6.25%	5.75%
Salary scale	3.50%	5.00%	5.00%
The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis decreased from 6.43% at December 31, 2008 to 5.60% at December 31, 2009 (or the measurement date) for the SERP.
The components of net periodic benefit cost consisted of the following:

	2009	2008	2007
	(in thousands)
Service cost	$63	$59	$56
Interest cost	179	174	164
Net amortization and deferral	66	75	84

Net periodic benefit cost	$308	$308	$304

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 for prior service costs and actuarial loss will be $87 thousand and $10 thousand, respectively.
Expected benefit payments under the SERP over the next ten years at December 31, 2009 were as follows:

(in thousands)
2010	$193
2011	193
2012	193
2013	287
2014	287
2015-2019	1,433
Other Compensation Plans
The Company also maintains a non-qualified deferred compensation plan for certain directors. Expenses under this plan were approximately $30 thousand in 2009, $51 thousand in 2008 and $51 thousand in 2007. The estimated present value of the benefit obligation included in other liabilities was $0.5 million and $0.6 million at December 31, 2009 and 2008, respectively. This obligation is indirectly funded by life insurance contracts naming the Bank as beneficiary. The increase in cash surrender value is included in other non-interest income on the Consolidated Statements of Income.
The Company has a non-qualified deferred compensation plan whereby certain directors and certain officers may defer a portion of their base pre-tax compensation. Additionally, the Company has a non-qualified executive incentive retirement plan, whereby the Company defers on behalf of certain officers a portion of their base compensation, as well as an incentive award based upon Company performance, until retirement or termination of service, subject to certain vesting arrangements. Expense under these plans was approximately $113 thousand in 2009, $163 thousand in 2008 and $138 thousand in 2007. The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $1.8 million and $1.5 million at December 31, 2009 and 2008, respectively.
These benefit plans are indirectly funded by bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $11.9 million and $11.7 million at December 31, 2009 and 2008, respectively. Increases in cash surrender value are included in other non-interest income on the Company’s Consolidated Statements of Income. Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries during employment.
The Bank also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements. The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit. Employees receive a 100% match from the Bank on contributions up to 4% of base salary, and a 50% match on contributions greater than 4% of base salary, up to 8% of salary. Employees vest in employer contributions over six years. The employer contributions were increased in 2008 after the Bank froze the Pension Plan. Previously, the Bank contributed 1% of an employee’s salary, regardless of employee contributions, and 25% of an employee’s contribution up to 4% of base salary, with employees vesting immediately in employer contributions. The Company’s expense under the 401(k) Plan was approximately $259 thousand, $237 thousand and $89 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

13. STOCK-BASED COMPENSATION
At December 31, 2009, the Company had two stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with ASC Topic 718, “Compensation — Stock Compensation.” The compensation cost charged against income for those plans was $154 thousand, $147 thousand, and $131 thousand for 2009, 2008, and 2007, respectively, included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income. All stock option expense is recorded on a straight-line basis over the expected vesting term. In addition, expense for director options was recognized to reflect $0, $27 thousand, and $0 thousand in 2009, 2008 and 2007, respectively, as part of “Other” expense in the Company’s Consolidated Statements of Income.
2009 Long-Term Equity Incentive Plan
Under the Company’s 2009 Long-Term Equity Incentive Plan and, prior to the adoption of that plan by shareholders in April 2009, under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan (together, the “Equity Plans”), the Company may grant options or restricted stock to officers, directors and key employees for up to 329,796 shares of common stock. Under the Equity Plan, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. If available, the Company normally issues shares out of its treasury for any options exercised or restricted shares issued. The options have vesting schedules from 6 months through 10 years. At December 31, 2009, there were a total of 124,250 shares available for grant under the Equity Plan.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2009 and 2008, respectively; dividend yield of 6.31% and 4.76%; expected volatility (based on historical data) of 17.91% and 15.58%; risk-free interest rate of 3.51% and 4.15%; and expected life of 10. The weighted average fair value of options granted during the year was $1.50 per share in 2009 and $2.16 in 2008. The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grant made in 2009. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options’ expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends. No options were granted in 2007. Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $193 thousand.
Stock options activity for 2009 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Balance, December 31, 2008	119,796	$18.98
Granted	89,780	12.99
Exercised	—	—
Expired	—	—
Forfeited	(4,030)	17.61

Balance, December 31, 2009	205,546	$16.39	7.53	$—

Exercisable, December 31, 2009	74,766	$19.88	4.97	$—

A summary of the status of the Company’s restricted shares as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

		Weighted-
		Average Grant
		Date Fair
	Shares	Value
Balance, December 31, 2008	—	—
Granted	10,210	$12.99
Vested	—	—
Forfeited	—	—
Balance, December 31, 2009	10,210	$12.99
As of December 31, 2009, there was $120 thousand in unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Equity Plans. The unrecognized compensation cost will be recognized evenly over time through August 2013.
During fiscal years 2009, 2008 and 2007, the following activity occurred under the Company’s plans:

(in thousands)	2009	2008	2007
Total intrinsic value of stock options exercised	$—	$—	$—
Total fair value of stock awards vested	$85	$84	$5
Employee Stock Purchase Plan
The Company also maintains the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2009, there were 34,080 shares of common stock available to issue to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. The Company grants options on January 1 and July 1 of each year during the term of the Purchase Plan. The purchase price of the stock is 85% of the lower of its price on the grant date or the exercise date. During fiscal 2009, approximately 45% of eligible employees participated in the Purchase Plan. Under the Purchase Plan, the Company issued 19,735 and 14,037 shares to employees in 2009 and 2008, respectively. Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2009, 2008 and 2007, respectively: dividend yield of 6.00%, 4.63% and 3.46%; expected life of six months; expected volatility of 49.36%, 23.30% and 15.13%; risk-free interest rates of 0.31%, 3.69% and 5.06%. The weighted average fair value of those purchase rights granted in 2009, 2008 and 2007 was $2.80, $4.52 and $5.68 per share, respectively. The compensation cost that has been charged against income for the Purchase Plan was $87 thousand, $63 thousand, and $63 thousand for 2009, 2008 and 2007, respectively.
14. INCOME TAXES
The components of the provision for income taxes were as follows:

	2009	2008	2007
	(in thousands)
Current tax expense	$754	$2,789	$1,195
Deferred tax benefit	(1,357)	(700)	(144)

Net income tax (benefit) provision	$(603)	$2,089	$1,051

The Company’s provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Tax provision at statutory rate	$36	34%	$2,379	34%	$1,502	34%
Decrease in taxes resulting from:
Tax-exempt interest income	(582)	(557)	(499)	(7)	(538)	(12)
Tax-exempt BOLI income*	(196)	(188)	—	—	—	—
Provision adjustment to tax* returns	(26)	(25)	—	—	—	—
Increase in taxes resulting from:
State taxes, net of federal benefit	74	71	183	3	92	2
Disallowed stock option expense*	48	46	—	—	—	—
Disallowed entertainment expense*	23	22	—	—	—	—
Disallowed club dues*	17	16	—	—	—	—

Other items, net	3	4	26	—	(5)	—

Income tax (benefit) provision	$(603)	(577%)	$2,089	30%	$1,051	24%

*	Denotes items in which the tax effect of the reconciling difference represents greater than 5% of income before taxes in 2009, but less than 5% in 2008 and 2007.
     At December 31, 2009 and 2008 the components of the net deferred tax asset were as follows:

	2009	2008
	(in thousands)
Deferred tax assets:
Pension premiums	$1,603	$1,637
Allowance for loan and lease losses	4,187	2,236
Non accrued interest	168	132
Deferred compensation	970	853
Stock options granted	84	93
Leases	114	97
Net operating loss for state income taxes	20	—

Gross deferred tax assets	$7,146	$5,048

Deferred tax liabilities:
Depreciation and amortization	$1,940	$1,148
Prepaid expenses	373	475
Net unrealized gains on securities	631	444
Gain on bargain purchase	242	—
Mortgage servicing asset	97	42

Gross deferred tax liabilities	$3,283	$2,109

Net deferred tax asset	$3,863	$2,939

The net deferred tax asset at December 31, 2009 and 2008 is included in “other assets” in the Company’s consolidated balance sheets.
In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2009, except for a valuation allowance of $61 thousand on the net operating loss for state income taxes for ENL of $81 thousand. The net operating loss and the valuation allowance were both created in 2009. Management believes that ENL will not generate sufficient income to utilize all of the net operating losses of ENL for state income tax purposes. The Company files a consolidated federal tax return which enables it to use income from other subsidiaries to offset losses at ENL. ENL files its own state income tax return in each of the states in which it does business. The loss carryforward for New York State is due to expire after the 2029 tax year.
The Company records any interest or penalties related to income taxes in the income tax provision line on the income statement. The Company did not record a material amount of interest and penalties related to income taxes in 2009.
15. OTHER LIABILITIES
Other liabilities at December 31st were as follows:

	2009	2008
	(in thousands)
Retirement compensation liabilities	$6,551	$6,339
Accounts payable	2,545	3,837
Security deposits on direct financing leases	883	1,526
Interest payable	528	822
Other	324	66

Total	$10,831	$12,590

16. RELATED PARTY TRANSACTIONS
The Bank has entered into loan transactions with certain directors, significant shareholders and their affiliates (related parties) in the ordinary course of its business. The aggregate amount of loans to such related parties on December 31, 2009 and 2008 was $5.8 million and $5.7 million, respectively. During 2009, there were $3.3 million of advances and new loans to such related parties, and repayments amounted to $3.2 million. Terms of these loans have prevailing market pricing that would be offered to a similar customer base.
17. CONTINGENT LIABILITIES AND COMMITMENTS
The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at December 31, 2009 and 2008 is as follows:

	2009	2008
	(in thousands)
Commitments to extend credit	$90,994	$87,320
Standby letters of credit	3,316	2,807

Total	$94,310	$90,127

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
The Company has entered into contracts with third parties, some which include indemnification clauses. Examples of such contracts include contracts with third party service providers, brokers and dealers, correspondent banks, and purchasers of residential mortgages. Additionally, the Company has bylaws, policies and agreements under which it agrees to indemnify its officers and directors from liability for certain events or occurrences while the directors or officers are, or were, serving at the Company’s request in such capacities. The Company indemnifies its officers and directors to the fullest extent allowed by law. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited, but would be affected by all relevant defenses to such claims, as well as directors’ and officers’ liability insurance maintained by the Company. Due to the nature of these indemnification provisions, it is not possible to quantify the aggregate exposure to the Company resulting from them.
The Company leases certain offices, land and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $559 thousand in 2010; $505 thousand in 2011; $509 thousand in 2012; $515 thousand in 2013; $495 thousand in 2014; and $4.4 million thereafter. The rental expense under operating leases contained in the Company’s Consolidated Statements of Income included $668 thousand, $664 thousand and $597 thousand in 2009, 2008 and 2007, respectively.
18. CONCENTRATIONS OF CREDIT
All of the Bank’s loans (except leases), commitments and standby letters of credit have been granted to customers in the Bank’s primary market area, which is Western New York. Investments in state and municipal securities also involve governmental entities within the Bank’s primary market area. The concentrations of credit by type of loan are set forth in Note 4 to these Consolidated Financial Statements, “Loans and Leases, Net.” The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of policy, does not extend credit to any single borrower or group in excess of 15% of capital.
19. SEGMENT INFORMATION
The Company is comprised of two primary business segments: banking activities and insurance agency activities. The operating segments are separately managed and their performance is evaluated based on net income. The banking business segment includes both commercial and consumer banking services, including a wide array of lending and depository services. The banking business segment also includes direct financing leasing of commercial small-ticket general business equipment. Origination of these leases has been discontinued, but the Company will continue to service the portfolio until maturity. The insurance agency segment includes the activities of selling various premium-based insurance policies on a commission basis, including business and personal insurance, surety bonds, risk management, life, disability and long-term care coverage, as well as providing claims adjusting services to various insurance companies and offering non-deposit investment products, such as annuities and mutual funds. All sources of segment specific revenues and expenses attributed to management’s definition of net income. Revenues from transactions between the two segments are not significant. The accounting policies of the segments are the same as those described in Note 1 of these “Notes to Consolidated Financial Statements.”

The following table sets forth information regarding these segments for the years ended December 31, 2009, 2008 and 2007.

	2009
	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)
Net interest income (expense)	$22,731	$(137)	22,594
Provision for loan and lease losses	10,500	—	10,500

Net interest income (expense) after provision for loan and lease losses	12,231	(137)	12,094

Non-interest income	6,858	—	6,858
Insurance services and fees	—	7,191	7,191
Net gain on sales and calls of securities	18	—	18
Goodwill impairment	1,985	—	1,985
Amortization expense	365	565	930
Other non-interest expense	18,305	4,837	23,142

Income (loss) before income taxes	(1,548)	1,652	104
Income tax (benefit) provision	(1,241)	638	(603)

Net income (loss)	$(307)	$1,014	$707

	2008
	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)
Net interest income (expense)	$19,555	$(287)	19,268
Provision for loan and lease losses	3,508	—	3,508

Net interest income (expense) after provision for loan and lease losses	16,047	(287)	15,760

Non-interest income	4,800	—	4,800
Insurance services and fees	—	6,867	6,867
Net gain on sales and calls of securities	10	—	10
Amortization expense	—	681	681
Other non-interest expense	15,147	4,612	19,759

Income before income taxes	5,710	1,287	6,997
Income taxes	1,591	498	2,089

Net income	$4,119	$789	$4,908

	2007
	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)
Net interest income (expense)	$17,118	$(443)	16,675
Provision for loan and lease losses	1,917	—	1,917

Net interest income (expense) after provision for loan and lease losses	15,201	(443)	14,758

Non-interest income	4,593	—	4,593
Insurance services and fees	—	6,549	6,549
Net loss on sales and calls of securities	(2,299)	—	(2,299)
Amortization expense	—	641	641
Non-interest expense	14,496	4,045	18,541

Income before income taxes	2,999	1,420	4,419
Income taxes	483	568	1,051

Net income	$2,516	$852	$3,368

	December 31, 2009	December 31, 2008
	(in thousands)
Identifiable Assets, Net
Banking activities	$607,732	$516,428
Insurance agency activities	11,712	12,546

Consolidated Total Assets	$619,444	$528,974

20. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of January 1, 2008, the Company adopted on a prospective basis certain required provisions of SFAS No. 157, Fair Value Measurements, as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. In October 2008, the FASB issued SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. SFAS 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Each of these accounting standards now falls under ASC Topic 820 “Fair Value Measurements and Disclosures.”
There are three levels of inputs to fair value measurements:
•	Level 1, meaning the use of quoted prices for identical instruments in active markets;
•	Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and
•	Level 3, meaning the use of unobservable inputs.
Observable market data should be used when available.

At December 31, 2009 and 2008, the estimated fair values of the Company’s financial instruments were as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$12,983	$12,983	$9,151	$9,151
Securities	$79,018	$78,987	$75,755	$75,755
Loans and leases, net	$482,597	$491,590	$401,626	$414,381
Financial liabilities:
Deposits	$499,508	$499,912	$403,953	$406,482
Borrowed funds and securities sold under agreements to repurchase	$51,816	$52,362	$55,182	$55,449
Junior Subordinated Debentures	$11,330	$11,330	$11,330	$11,330
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
Cash and Cash Equivalents. For these short-term instruments, the carrying amount is a reasonable estimate of fair value. “Cash and Cash Equivalents” includes cash and due from banks and interest-bearing deposits at other banks.
Securities. Fair values for securities are determined using independent pricing services and market-participating brokers. The pricing service and brokers use a variety of techniques to arrive at fair value including market maker bids, quotes, and pricing models. Inputs to their pricing models include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. Management obtains a single market quote or price estimate for each security. These are considered Level 2 inputs under ASC 820.
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
Loans Receivable. Rather than determining the fair value using an exit price, the fair value of fixed rate loans and leases is estimated by discounting the future cash flows using the current rates at which similar loans and leases would be made to borrowers with similar credit ratings and for the same remaining maturities, net of the appropriate portion of the allowance for loan losses. For variable rate loans, the carrying amount is a reasonable estimate of fair value.
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
Commitments to extend credit and standby letters of credit. As described in Note 17 to these Consolidated Financial Statements “Contingent Liabilities and Commitments,” the Company was a party to financial instruments with off-balance sheet risk at December 31, 2009 and 2008. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 2009 and 2008 approximates the recorded amounts of the related fees, which are not material.

FAIR VALUE TABLE BY INPUT LEVEL
The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments disclosed in the previous table which are measured at fair value on a recurring basis at December 31, 2009 and 2008:

	Level 1	Level 2	Level 3	Fair Value

December 31, 2009
Securities available for sale:
U.S. government agencies	$—	$12,884	$—	$12,884
States and political subdivisions	—	37,730	—	37,730
Mortgage-backed securities	—	21,665	—	21,665
FHLB stock	—	2,663	—	2,663
FRB stock	—	912	—	912
Impaired loans	—	—	7,611	7,611

December 31, 2008
Securities available for sale:
U.S. government agencies	$—	$17,902	$—	$17,902
States and political subdivisions	—	35,436	—	35,436
Mortgage-backed securities	—	16,901	—	16,901
FHLB stock	—	2,670	—	2,670
FRB stock	—	895	—	895
Impaired loans	—	—	2,700	2,700
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). For the Company, these include impaired loans and goodwill and intangible assets. The Company evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Fair value is estimated based on the value of the collateral securing these loans. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business. Impaired loans had a gross value of $8.8 million, with a valuation allowance of $1.2 million, at December 31, 2009, compared to a gross value for loans and leases of $3.4 million, with a valuation allowance of $0.7 million, at December 31, 2008.
The Company measures the fair value of its reporting units annually, as of December 31st, using Level 3 inputs, utilizing the market value and income methods to determine if its goodwill and intangible assets are impaired. When using the cash flow models, management considers historical information, the Company’s operating budget, and the Company’s strategic goals in projecting net income and cash flows for the next five years. An impairment analysis of the leasing reporting unit was performed at the end of the first quarter of fiscal 2009 due to a material change in circumstances and the decision to exit the national direct financing leasing business. GAAP requires interim impairment testing when there is a material change in circumstances. The analysis resulted in a $2.0 million goodwill impairment charge pertaining to the leasing reporting unit. Due to the fact that the stock price was below the book value per share for most of 2009, management performed a goodwill impairment test at the end of each quarter in 2009. There were no impairment charges as a result of the tests at the end of the second, third, and fourth quarters.
21. REGULATORY MATTERS
The Company is subject to the dividend restrictions set forth by the FRB and the OCC. Under such restrictions, the Company may not, without the prior approval of the FRB and the OCC, declare dividends in excess of the sum of the current year’s earnings (as defined in FRB regulations) plus the retained earnings (as defined in FRB regulations) from the prior two years.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets

(as defined in FRB regulations). Management believes as of December 31, 2009 and 2008, that the Company and the Bank met all capital adequacy requirements to which it is subject.
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
The Company’s and the Bank’s actual capital amounts and ratios were as follows:

	2009
	(dollars in thousands)
							Minimum to be Well
							Capitalized Under
					Minimum for Capital		Prompt Corrective
	Company		Bank		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$53,166	11.2%	$50,949	10.7%	$38,081	8.0%	$47,602	10.0%

Tier I Capital (to Risk Weighted Assets)	$47,203	9.9%	$45,008	9.5%	$19,041	4.0%	$28,561	6.0%

Tier I Capital (to Average Assets)	$47,203	7.8%	$45,008	7.5%	$24,220	4.0%	$30,275	5.0%

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

22. PARENT COMPANY ONLY FINANCIAL INFORMATION
Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:
CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands)
ASSETS

Cash	$3,507	$612
Other equity securities	330	330
Other assets	12	—
Investment in subsidiaries	53,484	56,324

Total assets	$57,333	$57,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Junior subordinated debentures	$11,330	$11,330
Other liabilities	44	17

Total liabilities	11,374	11,347

STOCKHOLDERS’ EQUITY

Total Stockholders’ Equity	$45,959	$45,919

Total liabilities and stockholders’ equity	$57,333	$57,266

CONDENSED STATEMENTS OF INCOME

	December 31,
	2009	2008	2007
	(in thousands)
Dividends from subsidiaries	$5,700	$4,000	$4,205
Expenses	(1,358)	(1,508)	(1,429)

Income before equity in undistributed earnings of subsidiaries	4,342	2,492	2,776

Equity in undistributed (loss) earnings of subsidiaries	(3,635)	2,416	592

Net income	$707	$4,908	$3,368

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2009	2008	2007
	(in thousands)
Operating Activities:
Net income	$707	$4,908	$3,368
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed loss (earnings) of subsidiaries	3,635	(2,416)	(592)

Net cash provided by operating activities	4,342	2,492	2,776

Investing Activities:
Net cash provided by investing activities	—	—	—

Financing Activities:
Cash dividends paid, net	(1,420)	(2,147)	(1,952)
Purchase of Treasury stock	(27)	(263)	(385)

Net cash used in financing activities	(1,447)	(2,410)	(2,337)

Net increase in cash	2,895	82	439

Cash beginning of year	612	530	91

Cash ending of year	$3,507	$612	$530

23. SELECTED QUARTERLY FINANCIAL DATA — UNAUDITED

(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2009
Interest income	$7,884	$7,924	$7,467	$7,426
Interest expense	1,817	1,956	2,122	2,212

Net interest income	6,067	5,968	5,345	5,214
Net income (loss)	1,371	2,436	(1,853)	(1,247)
Earnings (loss) per share basic	0.49	0.87	(0.67)	(0.45)
Earnings (loss) per share diluted	0.49	0.87	(0.67)	(0.45)

2008
Interest income	$7,471	$7,634	$7,149	$6,897
Interest expense	2,525	2,500	2,319	2,539

Net interest income	4,946	5,134	4,830	4,358
Net income	505	1,425	1,385	1,593
Earnings per share basic	0.18	0.52	0.50	0.58
Earnings per share diluted	0.18	0.52	0.50	0.58

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2009 (the end of the period covered by this Annual Report on Form 10-K) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)	Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control Over Financial Reporting appears at “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.
(c)	Attestation Report of the Independent Registered Public Accounting Firm. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” at page 57, “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.
(d)	Changes in Internal Control Over Financial Reporting. No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not Applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated herein by reference to the material under the captions, “Information Regarding Directors, Director Nominees and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Director Committees” in the Company’s definitive proxy statement relating to its 2010 annual meeting of shareholders to be held on April 22, 2010 (the “Proxy Statement”).
Item 11. EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to the material under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.
The material incorporated herein by reference to the material under the caption, “Compensation Committee Report” in the Proxy Statement shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item as to beneficial ownership is incorporated herein by reference to the material under the caption “General Information — Security Ownership of Management and Certain Beneficial Owners “ in the Proxy Statement.
Equity Compensation Plans. All equity compensation plans maintained by the Company were approved by the Company’s shareholders. Shown below is certain information as of December 31, 2009 concerning the shares of the Company’s common stock that may be issued under existing equity compensation plans.

Equity Compensation Plan Information
			Number of
			securities
	Number of	Weighted-	remaining
	securities to	average	available for
	be issued	exercise	future issuance
	upon exercise	price of	under equity
	of outstanding	outstanding	compensation
	options	options	plans
Equity Compensation Plans Approved by Security Holders	(#)	($)	(#) (1)
Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan	89,780	12.99	124,250
Evans Bancorp, Inc. 1999 Employee Stock Option and Long-Term Incentive Plan	115,766	19.03	—
Evans Bancorp, Inc. Employee Stock Purchase Plan	—	—	34,080

Total	205,546		158,330

(1)	This column excludes shares reflected under the column “Number of Securities to be issued upon exercise of outstanding options.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to the material under the captions “Information Regarding Directors, Director Nominees and Executive Officers” and “Transactions with Related Persons” in the Proxy Statement.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is incorporated herein by reference to the material under the caption “Independent Auditors” in the Proxy Statement.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report on Form 10-K:
1.	Financial statements: The following audited consolidated financial statements and notes thereto and the material under the caption “Report of Independent Registered Public Accounting Firm” on pages 57 and 58 in Part II, Item 8 of this Annual Report on Form 10-K are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (internal control over financial reporting)
Report of Independent Registered Public Accounting Firm (consolidated financial statements)
Consolidated Balance Sheets — December 31, 2009 and 2008
Consolidated Statements of Income — Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flow — Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
2.	All other financial statement schedules are omitted because they are not applicable or the required information is included in the Company’s Consolidated Financial Statements or Notes thereto included in Part II, Item 8. of this Annual Report on Form 10-K.

3.	Exhibits

The information called for by this item is incorporated herein by reference to the Exhibit Index included immediately following the signature page to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized:

EVANS BANCORP, INC.
By:	/s/ David J. Nasca
David J. Nasca,
President and Chief Executive Officer Date: March 5, 2010

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, David J. Nasca and Gary A. Kajtoch and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him, and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Nasca	President and Chief Executive Officer/Director

David J. Nasca	(Principal Executive Officer)	March 5, 2010

/s/ Gary A. Kajtoch

Gary A. Kajtoch	Treasurer (Principal Financial Officer)	March 5, 2010

/s/ John B. Connerton	Principal Accounting Officer	March 5, 2010

John B. Connerton

/s/ Phillip Brothman	Chairman of the Board/Director	March 5, 2010

Phillip Brothman

/s/ John R. O’Brien	Vice Chairman of the Board/Director	March 5, 2010

John R. O’Brien

/s/ James E. Biddle, Jr.	Director	March 5, 2010

James E. Biddle, Jr.

/s/ Kenneth C. Kirst	Director	March 5, 2010

Kenneth C. Kirst

/s/ Mary Catherine Militello	Director	March 5, 2010

Mary Catherine Militello

/s/ Robert G. Miller, Jr.	Director	March 5, 2010

Robert G. Miller, Jr.

/s/ David M. Taylor	Director	March 5, 2010

David M. Taylor

Signature	Title	Date

/s/ James Tilley	Director	March 5, 2010

James Tilley

/s/ Nancy W. Ware	Director	March 5, 2010

Nancy W. Ware

/s/ Thomas H. Waring, Jr.	Director	March 5, 2010

Thomas H. Waring, Jr.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Purchase and Assumption Agreement dated as of July 24, 2009, by and among Federal Deposit Insurance Corporation, Receiver of Waterford Village Bank, Federal Deposit Insurance Corporation, and Evans Bank, N.A. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 30, 2009).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3a to the Company’s Registration Statement on Form S-4 (Registration No. 33-25321), as filed on November 7, 1988).

3.1.1	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997, as filed on May 14, 1997).

3.2	Bylaws of the Company as amended through August 18, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 21, 2009).

4.1	Indenture between the Company, as Issuer, and Wilmington Trust Company, as Trustee, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

4.2	Form of Floating Rate Junior Subordinated Debt Security due 2034 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

4.3	Amended and Restated Declaration of Trust of Evans Capital Trust I, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

4.4	Guarantee Agreement of the Company, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

10.1	Evans Bancorp, Inc. Dividend Reinvestment Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-3D (Registration No. 333-123678), as filed on March 30, 2005).

10.2*	Evans Bancorp Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (Registration No. 333-106655), as filed on June 30, 2003).

10.3*	Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

10.4*	Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed on April 1, 2009).

10.5*	Specimen 1984 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).

10.6*	Specimen 1989 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).

10.7*	Summary of Provisions of Director Deferred Compensation Agreements (incorporated by reference to Exhibit 10.7 to the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).

10.8*	Evans National Bank Deferred Compensation Plan for Officers and Directors (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

10.9*	Form of Deferred Compensation Participatory Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.10*	Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

10.11*	Form of Executive Life Insurance Split-Dollar Endorsement Participatory Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.12*	First Amendment to the Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).

Exhibit No.	Exhibit Description
10.13*	Evans National Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

10.14*	Form of Supplemental Executive Retirement Participatory Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.15*	Amendment No. 1 to Evans Bank, N.A. Amended and Restated Supplemental Executive Retirement Plan with respect to William R. Glass, executed by Evans Bank, N.A. on October 16, 2009, and effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 22, 2009).

10.16*	Summary of Evans Excels Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, as filed on August 13, 2008).

10.17*	Employment Agreement between Evans National Bank and William R. Glass (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed on March 30, 1998).

10.18*	Employment Agreement by and among Evans Bank, N.A., the Company and William R. Glass, executed and delivered by the Company and the Bank on September 30, 2009 and effective as of September 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 6, 2009).

10.19*	Employment Agreement between Evans National Bank and Gary A. Kajtoch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 23, 2007).

10.20*	Employment Agreement by and among Evans Bank, N.A., the Company and Gary A. Kajtoch, executed and delivered by the Company and the Bank on October 6, 2009 and effective as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 13, 2009).

10.21*	Employment Agreement between ENB Insurance Agency, Inc. and Robert Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on February 26, 2007).

10.22*	Amendment to Annual Bonus Formula for Robert Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on February 25, 2008).

10.23*	Employment Agreement by and among The Evans Agency, Inc., Evans Bancorp, Inc. and Robert G. Miller, Jr., executed and delivered by the Company and TEA on October 22, 2009, and effective as of October 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 28, 2009).

10.24*	Employment Agreement among Evans Bancorp, Inc., Evans National Bank and David J. Nasca dated as of December 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 7, 2006).

10.25*	Employment Agreement by and among Evans Bank, N.A., the Company and David J. Nasca, executed and delivered by the Company and the Bank on September 14, 2009 and effective as of September 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on September 17, 2009).

10.26*	Restricted Stock Agreement between Evans Bancorp, Inc. and David J. Nasca (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed on April 23, 2007).

10.27*	Letter Agreement Regarding Insurance Coverage for James Tilley (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).

10.28*	Summary of Compensation Arrangements (or Amendments thereto) of Named Executive Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2009, as filed on May 13, 2009).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Independent Registered Public Accounting Firm’s Consent from KPMG LLP (filed herewith).

24	Power of Attorney (included on Page 103 of this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.	Exhibit Description
32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.