Form 10-Q
period 2010-03-31
EVANS BANCORP INC
filed 2010-05-03
CIK 842518

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2010

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
Common Stock, $.50 par value: 2,835,080 shares as of April 30, 2010

INDEX
EVANS BANCORP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009

(in thousands, except share and per share amounts)
	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$10,123	$12,379
Interest-bearing deposits at banks	656	604
Securities:
Available for sale, at fair value	84,971	75,854
Held to maturity, at amortized cost	3,118	3,164

Loans and leases, net of allowance for loan and lease losses of $8,170 in 2010 and $6,971 in 2009	491,466	482,597

Properties and equipment, net	9,166	9,281
Goodwill	8,101	8,101
Intangible assets	1,837	2,068
Bank-owned life insurance	12,029	11,921
Other assets	13,481	13,475

TOTAL ASSETS	$634,948	$619,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$87,759	$87,855
NOW	20,611	15,619
Regular savings	230,319	229,609
Muni-vest	37,656	23,418
Time	134,495	143,007

Total deposits	510,840	499,508

Securities sold under agreement to repurchase	5,512	5,546
Other short-term borrowings	22,038	19,090
Other liabilities	11,293	10,831
Junior subordinated debentures	11,330	11,330
Long-term borrowings	27,000	27,180

Total liabilities	588,013	573,485

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:

Common stock, $.50 par value; 10,000,000 shares authorized; 2,827,894 and 2,813,274 shares issued and outstanding, respectively	1,414	1,407
Capital surplus	27,321	27,279
Retained earnings	18,263	17,381
Accumulated other comprehensive loss, net of tax	(63)	(108)

Total stockholders’ equity	46,935	45,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$634,948	$619,444

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 21, 2010 AND 2009

(in thousands, except share and per share amounts)
	Three Months Ended March 31,
	2010	2009
INTEREST INCOME
Loans and leases	$6,941	$6,663
Interest bearing deposits at banks	—	—
Securities:
Taxable	403	334
Non-taxable	402	429

Total interest income	7,746	7,426
INTEREST EXPENSE
Deposits	1,350	1,896
Other borrowings	238	193
Junior subordinated debentures	80	123

Total interest expense	1,668	2,212
NET INTEREST INCOME	6,078	5,214
PROVISION FOR LOAN AND LEASE LOSSES	1,214	3,314

NET INTEREST INCOME AFTER	4,864	1,900
PROVISION FOR LOAN AND LEASE LOSSES
NON-INTEREST INCOME
Bank charges	511	560
Insurance service and fees	2,246	2,325
Net loss on sales and calls of securities	(6)	—
Premium on loans sold	10	29
Bank-owned life insurance	108	220
Other	833	760

Total non-interest income	3,702	3,894
NON-INTEREST EXPENSE
Salaries and employee benefits	3,608	3,302
Occupancy	771	719
Repairs and maintenance	182	191
Advertising and public relations	102	81
Professional services	414	325
Technology and communications	225	174
Goodwill impairment	—	1,984
Amortization of intangibles	231	224
FDIC Insurance	226	63
Other	692	619

Total non-interest expense	6,451	7,682

INCOME (LOSS) BEFORE INCOME TAXES	2,115	(1,888)
INCOME TAX PROVISION (BENEFIT)	668	(641)

NET INCOME (LOSS)	$1,447	($1,247)

Net income (loss) per common share-basic	$0.51	($0.45)

Net income (loss) per common share-diluted	$0.51	($0.45)

Cash dividends per common share	$0.20	$0.41

Weighted average number of common shares outstanding	2,818,147	2,770,655

Weighted average number of diluted shares outstanding	2,823,559	2,770,683

See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	(Loss) Income	Stock	Total
Balance, January 1, 2009	$1,386	$26,696	$18,374	$(537)	$—	$45,919

Comprehensive loss:
Net Loss			(1,247)			(1,247)

Unrealized gain on available-for-sale securities, net of tax effect of ($125)				197		197

Amortization of prior service cost and net loss, net of tax of ($12)				19		19

Total comprehensive loss						(1,031)

Cash dividends ($0.41 per common share)			(1,135)			(1,135)

Stock options expense		28				28

Purchased 2,000 shares for treasury					(27)	(27)

Balance, March 31, 2009	$1,386	$26,724	$15,992	$(321)	$(27)	$43,754

Balance, January 1, 2010	$1,407	$27,279	$17,381	$(108)	$—	$45,959

Comprehensive income:
Net Income			1,447			1,447

Unrealized gain on available-for-sale securities, net of reclassification of loss of ($4) (after tax), net of tax effect of ($8)				25		25

Amortization of prior service cost and net loss net of tax effect of ($13)				20		20

Total comprehensive income						1,492

Cash dividends ($0.20 per common share)			(565)			(565)

Stock options expense		49				49

Issued 14,620 restricted shares	7	(7)				—

Balance, March 31, 2010	$1,414	$27,321	$18,263	$(63)	$—	$46,935

See Notes to Unaudited Consolidated Financial Statements

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES:
Interest received	$7,679	$7,142
Fees received	3,765	3,647
Interest paid	(1,805)	(2,422)
Cash paid to employees and suppliers	(4,680)	(4,987)
Income taxes paid	(1,021)	(75)
Proceeds from sale of loans held for resale	1,998	4,138
Originations of loans held for resale	(2,817)	(4,066)

Net cash provided by operating activities	3,119	3,377

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(38,305)	(46,603)
Proceeds from maturities and calls	29,254	29,489
Held to maturity securities:
Purchases	—	—
Proceeds from maturities and calls	—	65
Additions to properties and equipment	(613)	(87)
Increase in loans, net of repayments	(9,725)	(13,015)
Cash paid on earn-out agreements	—	(40)

Net cash used in investing activities	(19,389)	(30,191)

FINANCING ACTIVITIES:
Proceeds from borrowings	2,795	—
Repayments of borrowings	(61)	(26,929)
Net increase in deposits	11,332	56,073
Dividends paid	—	(1,135)
Purchase of treasury stock	—	(27)

Net cash provided by financing activities	14,066	27,982

Net (decrease) increase in cash and equivalents	(2,204)	1,168

CASH AND CASH EQUIVALENTS:
Beginning of period	12,983	9,151

End of period	$10,779	$10,319

(continued)

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)	$1,447	($1,247)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	819	545
Goodwill impairment	—	1,984
Deferred tax benefit	(31)	(1,070)
Provision for loan and lease losses	1,214	3,314
Net loss on sales and calls of securities	6	—
Premium on loans sold	(10)	(29)
Stock options expense	49	28
Proceeds from sale of loans held for resale	1,998	4,138
Originations of loans held for resale	(2,817)	(4,066)
Changes in assets and liabilities affecting cash flow:
Other assets	(490)	380
Other liabilities	934	(600)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,119	$3,377

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made. Certain reclassifications have been made to the 2009 unaudited consolidated financial statements to conform to the presentation used in 2010.
The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of filing.
2. SECURITIES
The amortized cost of securities and their approximate fair value at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
		(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$30,053	$130	$—	$30,183
States and political subdivisions	36,181	1,092	(5)	37,268

Total debt securities	$66,234	$1,222	$(5)	$67,451

Mortgage-backed securities:
FNMA	$8,736	$253	$—	$8,989
FHLMC	3,418	164	(1)	3,581
GNMA	306	14	—	320
CMO’S	914	17	(1)	930

Total mortgage-backed securities	$13,374	$448	$(2)	$13,820

FRB Stock	911	—	—	911
FHLB Stock	2,789	—	—	2,789

Total	$83,308	$1,670	$(7)	$84,971

Held to Maturity:
Debt securities
U.S. government agencies	35	—	—	35
States and political subdivisions	3,083	13	(45)	3,051

Total	$3,118	$13	$(45)	$3,086

	December 31, 2009
		(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$19,675	$123	$(86)	$19,712
States and political subdivisions	36,503	1,229	(2)	37,730

Total debt securities	$56,178	$1,352	$(88)	$57,442

Mortgage-backed securities:
FNMA	$9,385	$225	$(2)	$9,608
FHLMC	3,723	147	—	3,870
GNMA	362	16	—	378
CMO’S	1,001	—	(20)	981

Total mortgage-backed securities	$14,471	$388	$(22)	$14,837

FRB Stock	912			912
FHLB Stock	2,663	—	—	2,663

Total	$74,224	$1,740	$(110)	$75,854

Held to Maturity:
Debt securities
U.S. government agencies	35	—	—	35
States and political subdivisions	3,129	19	(50)	3,098

Total	$3,164	$19	$(50)	$3,133

Available for sale securities with a total fair value of $79.5 million and $65.2 million at March 31, 2010 and December 31, 2009, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY. The Company had a total of $48.9 million and $46.1 million in borrowed funds with FHLBNY at March 31, 2010 and December 31, 2009, respectively. The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements. As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY. The Bank held $2.8 million and $2.7 million in FHLBNY stock as of March 31, 2010 and December 31, 2009, respectively, at cost.
There are 12 branches of the FHLB, including New York. Several members have warned that they have either breached risk-based capital requirements or that they are close to breaching those requirements. To conserve capital, some FHLB branches are suspending dividends, cutting dividend payments, and not buying back excess FHLB stock that members hold. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt other FHLB branches can be called upon to make the payment.
Systemic weakness in the FHLB could result in impairment of the Company’s FHLB stock. However, FHLBNY currently meets all of its capital requirements, continues to redeem excess stock for members, and has the expressed ability and intent to continue paying dividends. It has maintained a AAA credit rating with a stable outlook. Due to the relatively strong financial health of FHLBNY, we conclude that there is no impairment in the Bank’s FHLB stock as of March 31, 2010 and December 31, 2009.
The scheduled maturities of debt and mortgage-backed securities at March 31, 2010 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	March 31, 2010
	Available for		Held to Maturity
	Sale Securities		Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Due in one year or less	$18,460	$18,494	$1,561	$1,566
Due after year one through five years	16,486	17,013	461	465
Due after five years through ten years	21,122	21,842	420	423
Due after ten years	23,540	23,922	676	632

Total	$79,608	$81,271	$3,118	$3,086

Information regarding unrealized losses within the Company’s available for sale securities at March 31, 2010 and December 31, 2009, is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	March 31, 2010
			(in thousands)
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Debt securities:
U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	305	(4)	590	(1)	895	(5)

Total debt securities	$305	$(4)	$590	$(1)	$895	$(5)

Mortgage-backed securities:
FNMA	$—	$—	$—	$—	$—	$—
FHLMC	—	—	333	(1)	333	(1)
CMO’S	—	—	66	(1)	66	(1)

Total mortgage-backed securities	$—	$—	$399	$(2)	$399	$(2)

Held to Maturity:
Debt Securities:
States and political subdivisions	$755	$(45)	$—	$—	$755	$(45)

Total temporarily impaired securities	$1,060	$(49)	$989	$(3)	$2,049	$(52)

	December 31, 2009
			(in thousands)
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Debt securities:
U.S. government agencies	$14,589	$(86)	$—	$—	$14,589	$(86)
States and political subdivisions	591	(2)	—	—	591	(2)

Total debt securities	$15,180	$(88)	$—	$—	$15,180	$(88)

Mortgage-backed securities:
FNMA	$3,079	$(1)	$80	$(1)	$3,159	$(2)
FHLMC	—	—	—	—	—	—
CMO’S	—	—	981	(20)	981	(20)

Total mortgage-backed securities	$3,079	$(1)	$1,061	$(21)	$4,140	$(22)

Held To Maturity:
Debt securities:
States and political subdivisions	$695	$(50)	$—	$—	$695	$(50)

Total temporarily impaired securities	$18,954	$(139)	$1,061	$(21)	$20,015	$(160)

Management has assessed the securities available for sale in an unrealized loss position at March 31, 2010 and December 31, 2009 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.
The Company has not recorded any other-than-temporary impairment charges in 2010 or 2009, gross unrealized losses amount to only 0.1% of the total fair value of the securities portfolio at March 31, 2010 and December 31, 2009, and the gross unrealized position has decreased by $108 thousand from December 31, 2009 to March 31, 2010. Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future. The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.
3. FAIR VALUE MEASUREMENTS
The Company follows the provisions of ASC Topic 820. Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. ASC Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Each of these accounting standards now falls under ASC Topic 820 “Fair Value Measurements and Disclosures.”
There are three levels of inputs to fair value measurements:
•	Level 1, meaning the use of quoted prices for identical instruments in active markets;

•	Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and

•	Level 3, meaning the use of unobservable inputs.
Observable market data should be used when available.
At March 31, 2010 and December 31, 2009, the estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$10,779	$10,779	$12,983	$12,983

Securities	$88,089	$88,057	$79,018	$78,987

Loans and leases, net	$491,466	$494,905	$482,597	$491,590

Financial liabilities:
Deposits	$510,840	$513,385	$499,508	$499,912

Other borrowed funds and securities sold under agreements to repurchase	$54,550	$55,404	$51,816	$52,362

Junior subordinated debentures	$11,330	$11,330	$11,330	$11,330

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.
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
Loans and Leases, net. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, net of the appropriate portion of the allowance for loan losses. For variable rate loans, the carrying amount is a reasonable estimate of fair value. This fair value calculation is not necessarily indicative of the exit price, as defined in ASC 820.
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
Commitments to extend credit and standby letters of credit. As described in Note 7 — “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at March 31, 2010 and December 31, 2009. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at March 31, 2010 and December 31, 2009 approximates the recorded amounts of the related fees, which are not considered material.
The following table presents the fair-value hierarchy levels for those financial instruments disclosed in the previous table which are measured at fair value on both a recurring and non-recurring basis at March 31, 2010 and December 31, 2009:

	Fair Value Measurement
	Level 1	Level 2	Level 3	Fair Value
March 31, 2010
Securities available-for-sale:
U.S. government agencies	$—	$30,183	$—	$30,183
States and political subdivisions	—	37,268	—	37,268
Mortgage-backed securities	—	13,820	—	13,820
FHLB stock	—	2,789	—	2,789
FRB stock	—	911	—	911
Impaired loans*	—	—	8,492	8,492

December 31, 2009
Securities available-for-sale:
U.S. government agencies	$—	$12,884	$—	$12,884
States and political subdivisions	—	37,730	—	37,730
Mortgage-backed securities	—	21,665	—	21,665
FHLB stock	—	2,663	—	2,663
FRB stock	—	912	—	912
Impaired loans*	—	—	7,611	7,611

*	Not a financial instrument
Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). For the Company, these include impaired loans and goodwill and intangible assets. The Company evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Fair value is estimated based on the value of the collateral securing these loans. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business. Impaired loans had a gross value of $9.7 million, with a valuation allowance of $1.2 million, at March 31, 2010, compared to a gross value for loans and leases of $8.8 million, with a valuation allowance of $1.2 million, at December 31, 2009.
The Company measures the fair value of its reporting units annually, as of December 31st, using Level 3 inputs, utilizing the market value and income methods to determine if its goodwill and intangible assets are impaired. When using the cash flow models, management considers historical information, the Company’s operating budget, and the Company’s strategic goals in projecting net income and cash flows for the next five years. Due to the fact that the Company’s stock price was below the book value per share at March 31, 2010, management performed a goodwill impairment test in the first quarter. Management valued TEA, the reporting unit with goodwill, using cash flow modeling techniques. As a test for reasonableness, management also ascribed a value to the total Company by adjusting the market capitalization by accounting for stock market volatility and a control premium. Management did not use other transactions for comparable valuation multiples to earnings for the total Company because there was not a meaningful sample of similar transactions to gain any comfort from using them for valuation purposes. The methodology and assumptions used in the first quarter 2010 test were identical to those used in the test performed as of December 31, 2009 and described in more detail in the Application of Critical Accounting Estimates section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2009. There were no impairment charges as a result of the tests performed on March 31, 2010 and December 31, 2009.
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

The following table sets forth information regarding the allowance for loan and lease losses for the three month periods ended March 31, 2010 and 2009.
Allowance for loan and lease losses

	Three months ended March 31,
	2010	2009
	(in thousands)
Beginning balance, January 1	$6,971	$6,087
Charge-offs:
Commercial	—	—
Real estate	—	(16)
Installment loans	(4)	(1)
Overdrafts	(15)	(11)
Direct financing leases	—	(1,772)

Total charge-offs	(19)	(1,800)

Recoveries:
Commercial	—	9
Real estate	—	—
Installment loans	—	1
Overdrafts	4	9
Direct financing leases	—	159

Total recoveries	4	178

Net charge-offs	(15)	(1,622)

Provision for loan and lease losses	1,214	3,314

Ending balance, March 31	$8,170	$7,779

5. PER SHARE DATA
The common stock per share information is based upon the weighted average number of shares outstanding during each period. The Company had 5,412 and 28 dilutive shares for the three month periods ended March 31, 2010 and 2009, respectively.
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three months periods ended March 31, 2010 and 2009, there were approximately 162,447 and 133,319 shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

6. SEGMENT INFORMATION
The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three month period ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$6,127	($49)	$6,078

Provision for loan and lease losses	1,214	—	1,214

Net interest income (expense) after provision for loan and lease losses	4,913	(49)	4,864

Non-interest income	1,456	—	1,456

Insurance service and fees	—	2,246	2,246

Non-interest expense	4,977	1,474	6,451

Income before income taxes	1,392	723	2,115

Income tax provision	389	279	668

Net income	$1,003	$444	$1,447

	Three Months Ended March 31, 2009
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$5,263	($49)	$5,214

Provision for loan and lease losses	3,314	—	3,314

Net interest income (expense) after provision for loan and lease losses	1,949	(49)	1,900

Non-interest income	1,569	—	1,569

Insurance service and fees	—	2,325	2,325

Non-interest expense	6,325	1,357	7,682

(Loss) Income before income taxes	(2,807)	919	(1,888)

Income tax (benefit) provision	(996)	355	(641)

Net (loss) income	($1,811)	$564	($1,247)

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

	March 31,2010	December 31,2009
	(in thousands)
Commitments to extend credit	$110,150	$90,994

Standby letters of credit	3,800	3,316

Total	$113,950	$94,310

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
Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP. The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered material.
The Company is subject to possible litigation proceedings in the normal course of business. As of March 31, 2010 and December 31, 2009, there were no claims pending against the Company that management considered to be material.
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
The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three month periods ended March 31, 2010 and 2009:

	Three months ended March 31,
	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2010	2009	2010	2009
Service cost	$—	$—	$41	$15

Interest cost	54	54	47	45

Expected return on plan assets	(49)	(42)	—	—

Amortization of prior service cost	—	—	22	14

Amortization of the net loss	9	14	2	3

Net periodic cost	$14	$26	$112	$77

9. RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (Statement 166) ASU 2009-16 (Statement 166) amends ASC Topic 860 (FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). It eliminates the qualified special purpose entity concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. This ASU requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (ASC paragraphs 810-10-50-8 through 50-19 and 860-10-50-3 through 50-9).
The Company adopted ASU 2009-16 as of January 1, 2010. ASU 2009-16’s disclosure requirements must be applied to transfers that occurred before and after its effective date. The adoption of the ASU did not have an impact on the Company’s financial statements.
ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements This ASU amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, to require reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.
Except for the detailed Level 3 roll forward disclosures, the guidance in the ASU was adopted by the Company on January 1, 2010 with no material impact on its financial statements. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair-value measurements are effective January 1, 2011.

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
Significant accounting policies followed by the Company are presented in Note 1 — “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009. These policies, along with the disclosures presented in the other Notes to the Company’s Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.
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
Goodwill
The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model. The goodwill impairment testing is typically performed annually on December 31st. Since the stock price of the Company was below the book value per share at March 31, 2010, another goodwill impairment test was performed. No impairment charges were incurred as a result of the test.
ANALYSIS OF FINANCIAL CONDITION
Loan and Lease Activity
Total loans and leases grew to $499.6 million at March 31, 2010, reflecting a $10.1 million or 2.1% increase from December 31, 2009. Commercial loans and leases totaled $376.7 million at March 31, 2010, reflecting a $10.5 million or 2.9% increase from December 31, 2009. Growth in commercial real estate loans of $15.4 million for the first fiscal quarter was largely responsible for the increase in commercial loans and leases from December 31, 2009.
Some of the Bank’s larger banking competitors and the conduit markets have curtailed their lending activities somewhat and consequently have created opportunities in the local commercial real estate market for smaller banks, such as the Bank. The increased opportunities have resulted in the Bank’s strong commercial real estate growth rates. Given the Bank’s experienced and local lending team, its history of low commercial real estate losses, and knowledge of its customers, management feels comfortable that its growth in commercial real estate over the past couple years has put quality assets on the balance sheet.
The national direct financing lease portfolio declined $4.8 million during the first quarter to $26.7 million at March 31, 2010 as the Company ceased lease originations in the second quarter of 2009 and is winding down the portfolio and exiting this business line. In the third quarter of 2009, Evans announced that it had ceased its marketing efforts to sell the portfolio and intends to service the portfolio until maturity. The national direct financing lease portfolio currently comprises 5.3% of the Company’s total loans and leases portfolio, down from 6.4% at December 31, 2009 and 13.2% at March 31, 2009.
Consumer loans totaled $122.4 million at March 31, 2010, reflecting a $0.4 million or 0.3% decrease from December 31, 2009. Consumer real estate loans, the largest segment of consumer lending, decreased $0.4 million or 0.6% from December 31, 2009. Recent efforts by the federal government to stimulate housing demand in the face of the economic recession have lowered residential home mortgage rates and resulted in stronger consumer real estate demand. 2009 was the high point of the Bank’s residential mortgage demand, with demand slowing somewhat in 2010 as the low rate environment has been in place for so long that many of the consumers who would be candidates to re-finance have already done so. Given the low fixed rates and long terms of the loans being originated, the Company has sold many of its originated residential mortgage loans. This, along with prepayments from existing customers re-financing their homes, has resulted in decreased consumer real estate balances when compared with December 31, 2009.
The Bank sells these fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages. During the three month period ended March 31, 2010, the Bank sold mortgages to FNMA totaling $2.0 million, as compared with $4.1 million sold during the three month period ended March 31, 2009. At March 31, 2010, the Bank had a loan servicing portfolio principal balance of $38.5 million upon which it earns servicing fees, as compared with $37.4 million at December 31, 2009. The value of the mortgage servicing rights for that portfolio was $0.4 million and $0.3 million at March 31, 2010 and December 31, 2009, respectively. Residential mortgage loans held-for-sale were $1.1 million and $0.3 million at March 31, 2010 and December 31, 2009, respectively.
Loan and Lease Portfolio Composition
The following table presents selected information on the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated.

(in thousands)	March 31, 2010	Percentage	December 31, 2009	Percentage
Commercial Loans and Leases
Real Estate	$288,691	57.8%	$273,249	55.8%
Installment	31,395	6.3%	32,784	6.7%
Direct Financing Leases	26,704	5.3%	31,486	6.4%
Lines of Credit	29,859	6.0%	28,610	5.8%
Cash Reserve	86	0.0%	74	0.1%

Total Commercial Loans and Leases	376,735	75.4%	366,203	74.8%

Consumer Loans

Real Estate	69,016	13.8%	69,415	14.2%
Home Equity	50,592	10.1%	50,049	10.2%
Installment	2,527	0.5%	2,712	0.6%
Overdrafts	146	0.0%	182	0.0%
Other	167	0.1%	482	0.1%

Total Consumer Loans	122,448	24.5%	122,840	25.1%
Net Deferred Costs & Unearned Discounts	453	0.1%	525	0.1%

Total Loans and Leases	499,636	100.0%	489,568	100.0%
Allowance for Loan and Lease Losses	(8,170)		(6,971)

Loans and Leases, net	$491,466		$482,597

Net loan and lease charge-offs were $15 thousand in the three month period ended March 31, 2010 as compared with $1.6 million in the three month period ended March 31, 2009. Nearly all of the net charge-offs for last year’s first quarter was in the Company’s leasing portfolio. What follows is an explanation of the sequence of events for ENL over the past 15 months, followed by a table illustrating the history of the leasing portfolio’s accounting over the past 15 months.
The rapid deterioration of the portfolio, the lack of strategic fit in the Company’s community banking business model, and the sensitivity of direct financing leases to the economic environment led management to make the strategic decision in April 2009 to exit the national direct financing lease business and market the portfolio for sale. This decision resulted in the classification of the leasing portfolio as held-for-sale and the portfolio being marked to its market value at June 30, 2009. The mark-to-market adjustment was $7.2 million. At September 30, 2009, management determined to keep the lease portfolio, terminated its plans to actively market the portfolio, and the portfolio was placed back into held-for-investment using the same discount used at June 30, 2009. The difference between the principal value and the carrying value, initially created by the mark-to-market adjustment at June 30, 2009, will reduce over time as individual leases deteriorate and become uncollectible. The allowance for lease losses was zero at June 30, 2009 when the portfolio was classified as held-for-sale and reported at its fair market value. With the portfolio classified as held-for-investment at March 31, 2010, the portfolio has been evaluated in accordance with the Company’s normal credit review policies in determining the appropriate allowance for lease losses. During the first quarter of 2010, $1.1 million in leases were deemed uncollectible and the difference between the principal value and carrying value of the leases declined from $4.2 million to $3.1 million. Non-performing leases remained the same from December 31st to March 31st at $2.9 million. In management’s view, given the rate of roll-off in the portfolio, these asset quality statistics are indicative of additional weakness in the leasing portfolio that has arisen subsequent to the original write-down. Therefore, management determined that it was necessary to provision for $0.8 million in probable lease losses in the first quarter of 2010 through the provision for loan and lease losses.

		2009
	March 31, 2010	December 31,	September 30,	June 30,	March 31,
Leasing Principal Balance	29,788	35,645	41,950	48,084	55,434
Mark	(3,084)	(4,159)	(5,732)	(7,164)	—

Leasing Carrying Value	26,704	31,486	36,218	40,920	55,434

Mark-to-Market Adjustment	4,159	5,732	7,164	7,164	—
Net Write-Offs	(1,075)	(1,573)	(1,432)	—	—

Remaining Mark	3,084	4,159	5,732	7,164	—

	For the three		For the three months ended
	months ended		2009
	March 31, 2010	December 31,	September 30,	June 30,	March 31,
Allowance for lease losses	—	—	—	3,696	2,449
Provision for leases	772	—	—	3,963	2,859
Leasing net charge-offs	—	—	—	(7,659)	(1,612)

Allowance for lease losses	772	—	—	—	3,696

Total non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled $11.4 million, or 2.28% of total loans and leases outstanding at March 31, 2010 as compared with $12.9 million, or 2.64% at December 31, 2009. The decrease is primarily attributable to the renewal under normal terms of a $2.4 million commercial mortgage which is current at March 31, 2010, but was 90 days past its original maturity date at December 31, 2009. This was offset somewhat by an increase in non-accruing loans of $0.8 million, most of which resulted from a construction loan that was acquired in the Waterford transaction in July 2009 and is under the corresponding loss-sharing agreement with the FDIC.
The allowance for loan and lease losses totaled $8.2 million or 1.64% of total loans and leases outstanding at March 31, 2010 as compared with $7.0 million or 1.42% of total loans and leases outstanding as of December 31, 2009. As noted above $0.8 million of the increase is attributable to provision for the Company’s leasing portfolio. In addition to the $0.8 million allowance for lease losses, the Company has $3.1 million remaining of its mark on the leasing portfolio from the 2009 second quarter. The $3.9 million total of those two items equals 13.1% of the remaining leasing principal balance of $29.8 million.
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

The following table sets forth information regarding non-performing loans and leases as of the dates specified.

	March 31, 2010	December 31, 2009
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate
Residential 1-4 family	$909	$1,076
Commercial and multi-family	3,001	2,713
Construction	1,283	417
Home equity lines of credit	74	128

Total mortgage loans on real estate	5,267	4,334

Direct financing leases	2,745	2,905

Commercial loans	1,434	1,400

Consumer installment loans	205	197

Total non-accruing loans and leases	$9,651	$8,836

Accruing loans and leases 90+ days past due	1,722	4,112

Total non-performing loans and leases	11,373	12,948

Total non-performing loans and leases as a percentage of total assets	1.79%	2.09%
Total non-performing loans and leases as a percentage of total loans and leases	2.28%	2.64%
For the three month period ended March 31, 2010, gross interest income that would have been reported on non-accruing loans and leases had they been current was $195 thousand, as compared to $101 thousand for the same period in 2009. There was $20 thousand and $24 thousand of interest income from non-accruing loans and leases included in net income for the three month periods ended March 31, 2010 and 2009, respectfully.
The Company had $1.8 million in loans and leases that were restructured in a troubled debt restructuring at March 31, 2010, compared with $2.2 million at December 31, 2009. These restructurings were allowed in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial issues. The general practice of the Company is to work with borrowers so that they are able to pay back their loan or lease in full. If a borrower continues to be delinquent or cannot meet the terms of a troubled debt restructuring, the loan or lease will be placed in nonaccrual or charged off.
Investing Activities
Total securities were $88.1 million at March 31, 2010, reflecting a $9.1 million, or 11.5%, increase from $79.0 million at December 31, 2009. The increase is largely in short-term U.S. government-sponsored agency bonds, which were needed to collateralize the short-term influx of municipal deposits. Securities and interest-bearing deposits at correspondent banks made up 14.8% of the Bank’s total average interest earning assets in the first quarter of 2010 and in the fourth quarter of 2009.
The Bank continues to have a large concentration in tax-advantaged municipal bonds, which make up 45.8% of the portfolio at March 31, 2010 versus 51.7% at December 31, 2009 and U.S. government-sponsored agency bonds of various types, which comprise 34.3% of the portfolio at March 31, 2010 versus 25.0% at December 31, 2009. Government-sponsored mortgage-backed securities make up 15.7% of the total at March 31, 2010 versus 18.8% at December 31, 2009. As a member of both the Federal Reserve System and FHLBNY, the Bank is required to hold stock in those entities. These investments made up 4.2% of the portfolio at March 31, 2010 versus 4.5% at

December 31, 2009. The credit quality of the securities portfolio as a whole is believed to be strong as the portfolio is in an overall unrealized net gain position, with no individual securities in a significant unrealized loss position.
The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The average expected life of the securities portfolio is 3.3 years as of March 31, 2010 compared with 3.2 years as of December 31, 2009. Available-for-sale securities with a total fair value of $79.5 million and $65.2 million at March 31, 2010 and December 31, 2009, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.
Funding Activities
Total deposits at March 31, 2010 were $510.8 million, reflecting an $11.3 million or 2.3% increase from December 31, 2009. Demand deposits at March 31, 2010 were $87.8 million, reflecting a $0.1 million or 0.1% decrease from December 31, 2009. Demand deposit balances fluctuate day-to-day based on the high volume of transactions normally associated with the demand product, and therefore average demand deposit growth is a better measure of sustained growth. Average demand deposits during the three month period ended March 31, 2010 were 5.4% lower than the fourth quarter of 2009, but 6.0% higher than the prior year’s first quarter. Average demand deposits peaked in the fourth quarter of 2009 due to a short-term inflow from a large commercial customer.
During 2009, the primary driver of deposit growth was the Company’s premium money market savings product, which is included in the regular savings category on the financial statements. In the 2010 first quarter, the Company’s deposit growth vehicle has shifted from the premium money market savings product to its Better Checking product, which is included in the NOW deposit category on the financial statements. The Better Checking product is unique in the Bank’s Western New York footprint as it pays a premium interest rate as a reward to customers who demonstrate a deep relationship with the Company as evidenced by regular use of their debit card, use of direct deposit, and electronic statements. The Company also experienced seasonal growth in its muni-vest savings product as municipal deposits peak in March due to tax collections. These deposits tend to diminish throughout the fiscal year as municipalities use the funds for operations. Time deposits were $134.5 million at March 31, 2010, down 6.0% from December 31, 2009. The decline was largely due to brokered time deposit roll-off that was not replaced due to the inflow of municipal deposits. In addition, customers continue to be reluctant to extend maturities due to the low-rate environment.
There was little change in the Company’s wholesale borrowings position in the first quarter. Short-term borrowings from other correspondent banks and the FHLBNY increased from $19.1 million at December 31, 2009 to $22.0 million at March 31, 2010, while long-term borrowings declined by $0.2 million to $27.0 million at March 31, 2010.

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

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$484,241	$6,941	5.73%	$406,945	$6,663	6.55%
Taxable securities	41,809	403	3.86%	36,111	334	3.70%
Tax-exempt securities	39,564	402	4.06%	39,900	429	4.30%
Interest bearing deposits at banks	2,333	—	0.06%	602	—	0.06%

Total interest-earning assets	567,947	7,746	5.46%	483,558	7,426	6.14%

Non interest-earning assets:

Cash and due from banks	11,217			11,501
Premises and equipment, net	9,243			9,804
Other assets	35,267			32,797

Total Assets	$623,674			$537,660

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$19,638	$37	0.75%	$12,249	$11	0.36%
Regular savings	231,761	403	0.70%	167,769	641	1.53%
Muni-Vest savings	30,913	40	0.52%	30,113	67	0.89%
Time deposits	140,381	870	2.48%	136,954	1,177	3.44%
Other borrowed funds	40,373	232	2.30%	35,734	186	2.08%
Junior subordinated debentures	11,330	80	2.82%	11,330	123	4.34%
Securities sold U/A to repurchase	7,190	6	0.33%	5,442	7	0.51%

Total interest-bearing liabilities	481,586	$1,668	1.39%	399,591	$2,212	2.21%

Noninterest-bearing liabilities:
Demand deposits	83,995			79,220
Other	11,004			12,693

Total liabilities	$576,585			$491,504

Stockholders’ equity	47,089			46,156

Total Liabilities and Equity	$623,674			$537,660

Net interest earnings		$6,078			$5,214

Net interest margin			4.28%			4.31%

Interest rate spread			4.07%			3.93%

Net Income
Net income for the first quarter of 2010 was $1.4 million, or $0.51 per diluted share, compared with net loss of ($1.2) million, or ($0.45) per diluted share, in the first quarter of 2009. The significant increase in net income was largely due to a $2.1 lower provision for lease losses and a $2.0 million goodwill impairment charge related to the Company’s small-ticket commercial equipment leasing business taken in the first quarter of 2009. While the provision for loan losses remained the same at $0.4 million, the provision for lease losses declined from $2.9 million to $0.8 million. The return on average equity was 12.29% for the three-month period ended March 31, 2010, compared with (10.81%) in the same period in 2009.
“Net operating income” (as defined in the following Supplemental Non-GAAP Disclosure) is net income adjusted for what management considers “non-operating” items. Net operating income for the first quarter of 2010 was $1.6 million, or $0.56 per diluted share, an increase of $1.5 million, from net operating income of $0.1 million, or $0.04 per diluted share, in the first quarter of 2009.
Supplemental Reporting of Non-GAAP Results of Operations
To provide investors with greater understanding of the Company’s operating results, in addition to the results measured in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company provides supplemental reporting on “net operating income,” which excludes items that management believes to be non-operating in nature. Specifically, net operating income excludes gains and losses on the sale and call of securities, the non-cash impairment and amortization of acquisition-related goodwill and intangible assets, and bargain purchase gain. This non-GAAP information is being disclosed because management believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company’s financial performance, its performance trends, and financial position. While the Company’s management uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies. The reconciliation of net operating income and diluted net operating earnings per share to GAAP net income (loss) and GAAP diluted earnings (loss) per share is presented in the following table.
Reconciliation of GAAP Net Income (Loss) to Net Operating Income (non-GAAP)

	Three months ended
	March 31,
(in thousands, except per share)	2010	2009
GAAP Net Income (Loss)	$1,447	($1,247)
Loss on sale and call of securities[1]	4	—
Goodwill impairment charge[1]	—	1,214
Amortization of intangibles[1]	141	137

Net operating income[2]	$1,592	$104

GAAP diluted earnings (loss) per share	$0.51	($0.45)
Gain on sale and call of securities[1]	—	—
Goodwill impairment charge[1]	—	0.44
Amortization of intangibles[1]	0.05	0.05

Diluted net operating earnings per share[2]	$0.56	$0.04

[1]	After any tax-related effect

[2]	Non-GAAP measure

Other Results of Operations
Net interest income was $6.1 million during the first quarter of 2010, up $0.9 million, or 16.6%, from $5.2 million in the first quarter of 2009. Growth of the core loan portfolio (defined as total loans without leases) and the reduced cost of interest-bearing liabilities continue to be the main factors driving this increase. Also contributing to the year-over-year increase was the acquisition of the loans and deposits of Waterford Village Bank (“Waterford”) in July 2009. Core loans were $472.9 million at March 31, 2010, an annualized increase of 13.0% from $458.1 million at December 31, 2009 and an increase of 30.2% from $363.4 million at March 31, 2009. Strong growth in commercial real estate balances and the addition of $37.4 million in loans acquired from Waterford drove the increase.
The Company’s net interest margin was 4.28% in the first quarter of 2010, down slightly from 4.31% in the 2009 first quarter. The year-over-year decrease is due to the decline in the contribution of interest-free funds and a reduction in high-rate lease balances. There are numerous factors in the decline in the contribution of interest-free funds. Average demand deposit growth has been strong at 6.0%, but average total asset growth has been faster at 16.0%. Also, stockholders’ equity growth has been lower due to the losses incurred in the first two quarters of 2009 and non-earning asset growth has been higher than normal due to the $3.0 million prepaid asset for future FDIC insurance premiums mandated by the FDIC. The impact in the reduction of the contribution of interest-free funds was somewhat offset by the fact that the net interest spread widened from the first quarter of 2009, from 3.93% to 4.07%, as rates on interest-bearing liabilities dropped more than yields on interest-earning assets.
The provision for loan and lease losses decreased $2.1 million from the first quarter of 2009 to $1.2 million in the first quarter of 2010, primarily due a reduction in the leasing provision. The provision for leases was $0.8 million in the first quarter of 2010, compared with $2.9 million in the first quarter of 2009. In the first quarter of 2009, the leasing portfolio was rapidly deteriorating and a significant provision was necessary. By the end of the second quarter of 2009, management decided to cease originations and sell the portfolio, resulting in mark-to-market adjustment that led to a $4.0 million provision for lease losses. After the portfolio was placed back into held-for-investment at September 30, 2009, the Company did not take any provision for leasing in the last two quarters of 2009. Leasing write-offs in the first quarter of 2010 declined from $1.6 million to $1.1 million, and non-performing leases stayed at $2.9 million. However, in management’s view, given the rate of roll-off in the portfolio, the asset quality statistics referred to above are indicative of additional weakness in the portfolio that has arisen subsequent to the original write-down. Therefore, management determined that it was necessary to provision for an additional $0.8 million in expected future lease losses in the first quarter of 2010.
Non-interest income, which represented 37.9% of total revenue compared with 42.8% in prior year first quarter, declined 4.9%, or $0.2 million to $3.7 million when compared with the first quarter of 2009. Several categories of income decreased including bank charges, which were down primarily due to the industry-wide trend of lower overdraft activity, insurance agency revenue, reflecting a soft pricing environment, and bank-owned life insurance (“BOLI”) revenue, which declined as a result of a gain the Company realized on life insurance proceeds in the first quarter of 2009.
Total non-interest expense was $6.5 million for the first quarter of 2010, a decrease of $1.2 million, or 16.0%, from $7.7 million in the first quarter of 2009. The decrease is primarily due to the $2.0 million non-cash goodwill impairment charge in the first quarter of 2009 related to the Company’s leasing unit. Excluding the goodwill impairment charge, non-interest expenses increased 13.2% year-over-year. The largest component of the increase was in salaries and employee benefits, which increased 9.3%, or $0.3 million, to $3.6 million for the first quarter of 2010 compared with the prior year first quarter. Salaries and benefits were higher because of annual merit raises and the addition of new account executives at TEA and from branch employees retained in the acquisition of Waterford. Other factors in the increase included higher unemployment taxes related to the Waterford acquisition and additional participants in the Company’s supplemental executive retirement plan. FDIC insurance expenses increased over 250%, or $0.2 million, from $63 thousand in the 2009 first quarter to $226 thousand in the first quarter of 2010 as the FDIC has increased premiums to shore up the deposit insurance fund as many banks throughout the U.S. continue to be closed due to insufficient capital levels. Professional services expenses increased $0.1 million or 27.4% due to expenses related to the Company’s recent shelf registration with the SEC on Form S-3. The filing gives the Company the flexibility to raise capital from time to time through the sale of various types of securities.
As a result of the increase in non-interest expenses, the efficiency ratio, excluding goodwill impairment and intangible amortization, increased to 63.56% for the first quarter of 2010, from 60.10% in the first quarter of 2009. The Company’s efficiency ratio for the fourth quarter of 2009 was 68.98%. The fourth quarter is typically the quarter with the highest efficiency ratio due to the seasonality of TEA’s revenue.
Income tax expense for the quarter ended March 31, 2010 was $0.7 million, reflecting an effective tax rate of 31.6%. The effective tax rate for the first quarter of 2009 was 34.0%.
CAPITAL
The Company consistently maintains regulatory capital ratios measurably above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 7.88% at March 31, 2010. Average equity as a percentage of average assets was 7.55% in the three months ended March 31, 2010, compared with 8.58% in the three months ended March 31, 2009. The decrease from the 2009 first quarter was the result of growth in core earning assets over the last 12 months as well as lower net income due to leasing charge-offs in 2009. Book value per share was $16.60 at March 31, 2010, compared with $16.34 at December 31, 2009, and $15.80 at March 31, 2009, reflecting the earnings realized in the 2010 first quarter. Tangible book value per share at March 31, 2010 was $13.08, up 2.8% from the end of the trailing fourth quarter and up 9.9% from the same period in 2009. Tangible book value per share is a non-GAAP measure.
On March 16, 2010, the Board of Directors of the Company declared a semi-annual cash dividend of $0.20 per share on the Company’s outstanding common stock. The dividend was paid on April 27, 2010 to shareholders of record as of April 6, 2010.
LIQUIDITY
The Company utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates. Advances of up to $75.7 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network. Additionally, the Company has access to capital markets as a funding source.
Cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At March 31, 2010, approximately 22.8% of the Bank’s securities had contractual maturity dates of one year or less and approximately 42.6% had maturity dates of five years or less. The Bank typically has a high percentage of securities due in less than 1 year at the end of the first quarter as it purchases short-term bonds to collateralize the temporary inflow of municipal deposits.
Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases. At March 31, 2010, in the Company’s internal stress test, the Company had net short-term liquidity of $46.9 million as compared with $43.2 million at December 31, 2009.
Management does not anticipate engaging in any activities, either currently or in the long term, for which adequate funding would not be available and which would therefore result in significant pressure on liquidity. However, continued economic recession could negatively impact the Company’s liquidity. The Bank relies heavily on FHLBNY as a source of funds, particularly with its overnight line of credit. Several members of FHLB have warned that they have either breached risk-based capital requirements or that they are close to breaching those requirements. To conserve capital, some FHLB branches are suspending dividends, cutting dividend payments, and not buying back excess FHLB stock that members hold. FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future. The most severe problems in FHLB have been at some of the other FHLB branches. Nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.
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
	(in thousands)
	March 31, 2010	December 31, 2009
Changes in interest rates

+200 basis points	(886)	(807)
+100 basis points	105	92

-100 basis points	638	577
-200 basis points	N/A	N/A
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
ITEM 4T — CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2010 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6 – EXHIBITS

Exhibit No.	Name	Page No.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	34

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	35

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	36

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	37

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.
DATE May 3, 2010	/s/David J. Nasca
David J. Nasca
President and CEO (Principal Executive Officer)

DATE May 3, 2010	/s/Gary A. Kajtoch
Gary A. Kajtoch
Treasurer (Principal Financial Officer)