Form 10-Q
period 2010-06-30
EVANS BANCORP INC
filed 2010-08-04
CIK 842518

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2010

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
Common Stock, $.50 par value: 4,067,044 shares as of July 30, 2010

INDEX
EVANS BANCORP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$11,826	$12,379
Interest-bearing deposits at banks	9,175	604
Securities:
Available for sale, at fair value	94,332	75,854
Held to maturity, at amortized cost	2,842	3,164

Loans and leases, net of allowance for loan and lease losses of $8,305 in 2010 and $6,971 in 2009	494,701	482,597

Properties and equipment, net	10,687	9,281
Goodwill	8,101	8,101
Intangible assets	1,610	2,068
Bank-owned life insurance	12,162	11,921
Other assets	12,577	13,475

TOTAL ASSETS	$658,013	$619,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$95,908	$87,855
NOW	25,674	15,619
Regular savings	239,275	229,609
Muni-vest	27,708	23,418
Time	147,011	143,007

Total deposits	535,576	499,508

Securities sold under agreement to repurchase	11,217	5,546
Other short-term borrowings	125	19,090
Other liabilities	9,872	10,831
Junior subordinated debentures	11,330	11,330
Long-term borrowings	27,000	27,180

Total liabilities	595,120	573,485

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:

Common stock, $.50 par value, 10,000,000 shares authorized; 4,067,330 and 2,813,274 shares issued, respectively, and 4,067,044 and 2,813,274 shares outstanding, respectively	2,034	1,407
Capital surplus	40,376	27,279
Retained earnings	19,894	17,381
Accumulated other comprehensive loss, net of tax	589	(108)

Total stockholders’ equity	62,893	45,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$658,013	$619,444

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2010	2009
INTEREST INCOME

Loans and leases	$7,049	$6,632
Interest bearing deposits at banks	3	—
Securities:
Taxable	381	388
Non-taxable	403	447

Total interest income	7,836	7,467
INTEREST EXPENSE
Deposits	1,420	1,824
Other borrowings	234	195
Junior subordinated debentures	83	102

Total interest expense	1,737	2,121
NET INTEREST INCOME	6,099	5,346
PROVISION FOR LOAN AND LEASE LOSSES	309	5,635

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	5,790	(289)
NON-INTEREST INCOME
Bank charges	480	563
Insurance service and fees	1,629	1,623
Net gain on sales and calls of securities	13	6
Premium on loans sold	16	25
Bank-owned life insurance	133	135
Other	708	1,028

Total non-interest income	2,979	3,380
NON-INTEREST EXPENSE
Salaries and employee benefits	3,727	3,138
Occupancy	710	658
Supplies	66	93
Repairs and maintenance	179	158
Advertising and public relations	257	151
Professional services	388	342
Technology and communications	163	225
Amortization of intangibles	228	223
FDIC Insurance	217	320
Other	613	781

Total non-interest expense	6,548	6,089

INCOME (LOSS) BEFORE INCOME TAXES	2,221	(2,998)
INCOME TAX PROVISION (BENEFIT)	590	(1,145)

NET INCOME (LOSS)	$1,631	($1,853)

Net income (loss) per common share-basic	$0.47	($0.67)

Net income (loss) per common share-diluted	$0.47	($0.67)

Cash dividends per common share	$0.00	$0.00

Weighted average number of common shares outstanding	3,456,562	2,785,803

Weighted average number of diluted shares outstanding	3,460,225	2,785,803

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2010	2009
INTEREST INCOME
Loans and leases	$13,990	$13,295
Interest bearing deposits at banks	4	—
Securities:
Taxable	782	724
Non-taxable	805	875

Total interest income	15,581	14,894
INTEREST EXPENSE
Deposits	2,769	3,721
Other borrowings	472	388
Junior subordinated debentures	163	225

Total interest expense	3,404	4,334
NET INTEREST INCOME	12,177	10,560
PROVISION FOR LOAN AND LEASE LOSSES	1,523	8,949

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	10,654	1,611
NON-INTEREST INCOME
Bank charges	991	1,123
Insurance service and fees	3,875	3,948
Net gain on sales and calls of securities	7	6
Premium on loans sold	25	54
Bank-owned life insurance	241	355
Other	1,542	1,788

Total non-interest income	6,681	7,274
NON-INTEREST EXPENSE
Salaries and employee benefits	7,334	6,440
Occupancy	1,481	1,377
Supplies	137	176
Repairs and maintenance	361	349
Advertising and public relations	358	232
Professional services	802	667
Technology and communications	388	399
Goodwill impairment	—	1,984
Amortization of intangibles	458	447
FDIC Insurance	443	383
Other	1,237	1,317

Total non-interest expense	12,999	13,771

INCOME (LOSS) BEFORE INCOME TAXES	4,336	(4,886)
INCOME TAX PROVISION (BENEFIT)	1,258	(1,786)

NET INCOME (LOSS)	$3,078	($3,100)

Net income (loss) per common share-basic	$0.98	($1.12)

Net income (loss) per common share-diluted	$0.98	($1.12)

Cash dividends per common share	$0.20	$0.41

Weighted average number of common shares outstanding	3,139,118	2,778,271

Weighted average number of diluted shares outstanding	3,142,311	2,778,271

See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	(Loss) Income	Stock	Total
Balance, January 1, 2009	$1,386	$26,696	$18,374	$(537)	$—	$45,919

Comprehensive loss:
Net Loss			(3,100)			(3,100)

Unrealized gain on available-for-sale, net of reclassification of gain of $4 (after tax) securities, net of tax effect of ($76)				118		118

Amortization of prior service cost on defined benefit plans and net loss net of tax effect of ($25)				38		38

Total comprehensive loss						(2,944)

Cash dividends ($0.41 per common share)			(1,135)			(1,135)

Stock options expense		61				61

Reissued 2,000 shares treasury stock under dividend reinvestment plan		(4)			27	23

Issued 13,911 shares under dividend reinvestment plan	7	152				159

Issued 9,499 shares under employee stock purchase plan	5	98				103

Purchased 2,000 shares for treasury					(27)	(27)

Balance, June 30, 2009	$1,398	$27,003	$14,139	$(381)	$—	$42,159

Balance, January 1, 2010	$1,407	$27,279	$17,381	$(108)	$—	$45,959

Comprehensive income:
Net Income			3,078			3,078

Unrealized gain on available-for-sale securities, net of reclassification of gain of $4 (after tax), net of tax effect of ($406)				657		657

Amortization of prior service cost on defined benefit plans and net loss net of tax effect of ($27)				40		40

Total comprehensive income						3,775

Cash dividends ($0.20 per common share)			(565)			(565)

Stock options expense		103				103

Issued 1,222,000 shares in common stock offering	611	12,824				13,435

Issued 5,996 shares under dividend reinvestment plan	3	84				87

Issued 10,250 shares under employee stock purchase plan	5	94				99

Issued 15,810 restricted shares	8	(8)				—

Balance, June 30, 2010	$2,034	$40,376	$19,894	$589	$—	$62,893

See Notes to Unaudited Consolidated Financial Statements

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES:
Interest received	$15,639	$14,545
Fees received	6,583	6,913
Interest paid	(3,376)	(4,519)
Cash paid to employees and suppliers	(10,736)	(9,931)
Income taxes paid	(2,380)	(707)
Proceeds from sale of loans held for resale	4,821	8,766
Originations of loans held for resale	(4,755)	(8,669)

Net cash provided by operating activities	5,796	6,398

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(76,737)	(61,338)
Proceeds from maturities and calls	59,364	57,749
Held to maturity securities:
Purchases	—	(233)
Proceeds from maturities and calls	282	147
Life insurance proceeds	—	341
Additions to properties and equipment	(1,983)	(201)
Sale of other real estate	96	—
Increase in loans, net of repayments	(14,450)	(28,976)
Cash paid on earn-out agreements	—	(40)

Net cash used in investing activities	(33,428)	(32,551)

FINANCING ACTIVITIES:
Proceeds from borrowings	5,671	9,000
Repayments of borrowings	(19,145)	(26,016)
Increase in deposits	36,068	47,300
Dividends paid	(565)	(1,135)
Purchase of treasury stock	—	(27)
Issuance of common stock	13,621	262
Re-issuance of treasury stock	—	23

Net cash provided by financing activities	35,650	29,407

Net increase in cash and equivalents	8,018	3,254

CASH AND CASH EQUIVALENTS:
Beginning of period	12,983	9,151

End of period	$21,001	$12,405

	(continued)

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)	$3,078	($3,100)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	923	929
Goodwill impairment	—	1,984
Deferred tax expense (benefit)	13	(1,070)
Provision for loan and lease losses	1,523	8,949
Net gain on sales of assets	(1)	(6)
Premium on loans sold	(25)	(54)
Stock options expense	103	61
Proceeds from sale of loans held for resale	4,821	8,766
Originations of loans held for resale	(4,755)	(8,669)
Changes in assets and liabilities affecting cash flow:
Other assets	(1,487)	(2,745)
Other liabilities	1,603	1,353

NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,796	$6,398

See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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
The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of filing.
2. SECURITIES
The amortized cost of securities and their approximate fair value at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
	(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$23,302	$758	$—	$24,060
States and political subdivisions	37,156	1,198	(16)	38,338

Total debt securities	$60,458	$1,956	$(16)	$62,398

Mortgage-backed securities:
FNMA	$9,511	$359	$—	$9,870
FHLMC	12,995	297	—	13,292
GNMA	4,979	82	—	5,061
CMO’S	801	16	(1)	816

Total mortgage-backed securities	$28,286	$754	$(1)	$29,039

FRB Stock	920	—	—	920
FHLB Stock	1,975	—	—	1,975

Total	$91,639	$2,710	$(17)	$94,332

Held to Maturity:
Debt securities
U.S. government agencies	—	—	—	—
States and political subdivisions	2,842	51	(7)	2,886

Total	$2,842	$51	$(7)	$2,886

	December 31, 2009
	(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$19,675	$123	$(86)	$19,712
States and political subdivisions	36,503	1,229	(2)	37,730

Total debt securities	$56,178	$1,352	$(88)	$57,442

Mortgage-backed securities:
FNMA	$9,385	$225	$(2)	$9,608
FHLMC	3,723	147	—	3,870
GNMA	362	16	—	378
CMO’S	1,001	—	(20)	981

Total mortgage-backed securities	$14,471	$388	$(22)	$14,837

FRB Stock	912			912
FHLB Stock	2,663	—	—	2,663

Total	$74,224	$1,740	$(110)	$75,854

Held to Maturity:
Debt securities
U.S. government agencies	35	—	—	35
States and political subdivisions	3,129	19	(50)	3,098

Total	$3,164	$19	$(50)	$3,133

Available for sale securities with a total fair value of $69.9 million and $65.2 million at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY. The Company had a total of $27.0 million and $46.1 million in borrowed funds with FHLBNY at June 30, 2010 and December 31, 2009, respectively. The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements. As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY. The Bank held $2.0 million and $2.7 million in FHLBNY stock as of June 30, 2010 and December 31, 2009, respectively, at fair value.
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
Systemic weakness in the FHLB could result in impairment of the Company’s FHLB stock. However, FHLBNY currently meets all of its capital requirements, continues to redeem excess stock for members, and has the expressed ability and intent to continue paying dividends. It has maintained a AAA credit rating with a stable outlook. Due to the relatively strong financial health of FHLBNY, we conclude that there is no impairment in the Bank’s FHLB stock as of June 30, 2010 and December 31, 2009.
The scheduled maturities of debt and mortgage-backed securities at June 30, 2010 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	June 30, 2010
	Available for		Held to Maturity
	Sale Securities		Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Due in one year or less	$6,145	$6,167	$1,391	$1,396
Due after year one through five years	18,334	18,941	418	429
Due after five years through ten years	28,414	29,430	385	410
Due after ten years	35,851	36,899	648	651

Total	$88,744	$91,437	$2,842	$2,886

Information regarding unrealized losses within the Company’s available for sale securities at June 30, 2010 and December 31, 2009, is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	June 30, 2010
	(in thousands)
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Debt securities:
U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	2,484	(16)			2,484	(16)

Total debt securities	$2,484	$(16)	$—	$—	$2,484	$(16)

Mortgage-backed securities:
FNMA	$—	$—	$—	$—	$—	$—
GNMA	—	—	—	—	—	—
FHLMC	—	—			—	—
CMO’S	—	—	60	(1)	60	(1)

Total mortgage-backed securities	$—	$—	$60	$(1)	$60	$(1)

Held to Maturity:
Debt securities:
States and political subdivisions	$—	$—	$458	$(7)	$458	$(7)

Total temporarily impaired securities	$2,484	$(16)	$518	$(8)	$3,002	$(24)

	December 31, 2009
	(in thousands)
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Debt securities:
U.S. government agencies	$14,589	$(86)	$—	$—	$14,589	$(86)
States and political subdivisions	591	(2)	—	—	591	(2)

Total debt securities	$15,180	$(88)	$—	$—	$15,180	$(88)

Mortgage-backed securities:
FNMA	$3,079	$(1)	$80	$(1)	$3,159	$(2)
FHLMC	—	—	—	—	—	—
CMO’S	—	—	981	(20)	981	(20)

Total mortgage-backed securities	$3,079	$(1)	$1,061	$(21)	$4,140	$(22)

Held To Maturity:
Debt securities:
States and political subdivisions	$695	$(50)	$—	$—	$695	$(50)

Total temporarily impaired securities	$18,954	$(139)	$1,061	$(21)	$20,015	$(160)

Management has assessed the securities available for sale in an unrealized loss position at June 30, 2010 and December 31, 2009 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.
The Company has not recorded any other-than-temporary impairment charges in 2010 or 2009, gross unrealized losses amount to only 0.1% of the total fair value of the securities portfolio at June 30, 2010 and December 31, 2009, and the gross unrealized loss position has decreased by $136 thousand from December 31, 2009 to June 30, 2010. Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future. The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.
3. FAIR VALUE MEASUREMENTS
The Company follows the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures.” Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. ASC Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
There are three levels of inputs to fair value measurements:
•	Level 1, meaning the use of quoted prices for identical instruments in active markets;

•	Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and
•	Level 3, meaning the use of unobservable inputs.
Observable market data should be used when available.
At June 30, 2010 and December 31, 2009, the estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$21,001	$21,001	$12,983	$12,983

Securities	$97,174	$97,218	$79,018	$78,987

Loans and leases, net	$494,701	$497,499	$482,597	$491,590

Financial liabilities:
Deposits	$535,576	$538,363	$499,508	$499,912

Other borrowed funds and securities sold
under agreements to repurchase	$38,342	$39,460	$51,816	$52,362

Junior subordinated debentures	$11,330	$11,330	$11,330	$11,330

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
Commitments to extend credit and standby letters of credit. As described in Note 7 — “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at June 30, 2010 and December 31, 2009. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at June 30, 2010 and December 31, 2009 approximates the recorded amounts of the related fees, which are not considered material.
The following table presents the fair-value hierarchy levels for those financial instruments disclosed in the previous table which are measured at fair value on both a recurring and non-recurring basis at June 30, 2010 and December 31, 2009:

	Fair Value Measurement
	Level 1	Level 2	Level 3	Fair Value
June 30, 2010
Securities available-for-sale:
U.S. government agencies	$—	$24,060	$—	$24,060
States and political subdivisions	—	38,338	—	38,338
Mortgage-backed securities	—	29,039	—	29,039
FHLB stock	—	1,975	—	1,975
FRB stock	—	920	—	920
Net impaired loans	—	—	7,571	7,571

December 31, 2009
Securities available-for-sale:
U.S. government agencies	$—	$19,712	$—	$19,712
States and political subdivisions	—	37,730	—	37,730
Mortgage-backed securities	—	14,837	—	14,837
FHLB stock	—	2,663	—	2,663
FRB stock	—	912	—	912
Net impaired loans	—	—	7,611	7,611
Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). For the Company, these include impaired loans and goodwill and intangible assets. The Company evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Fair value is estimated based on the value of the collateral securing these loans. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business. Impaired loans had a gross value of $9.0 million, with a valuation allowance of $1.5 million, at June 30, 2010, compared to a gross value for loans and leases of $8.8 million, with a valuation allowance of $1.2 million, at December 31, 2009. The changes in Level 3 assets measured at estimated fair value during the six months ended June 30, 2010 are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Net impaired loans — December 31, 2009	7,611
Included in earnings	(2,346)
Sales, settlements, and payments	(572)
Transfers into Level 3, net	2,878

Net impaired loans — June 30, 2010	7,571

The Company measures the fair value of its reporting units annually, as of December 31st, using Level 3 inputs, utilizing the market value and income methods to determine if its goodwill and intangible assets are impaired. When using the cash flow models, management considers historical information, the Company’s operating budget, and the Company’s strategic goals in projecting net income and cash flows for the next five years. Due to the fact that the Company’s stock price was below the book value per share at June 30, 2010, management performed a goodwill impairment test at June 30, 2010. Management valued TEA, the reporting unit with goodwill, using cash flow modeling techniques. As a test for reasonableness, management also ascribed a value to the total Company by adjusting the market capitalization by accounting for stock market volatility and a control premium. Management did not use other transactions for comparable valuation multiples to earnings for the total Company because there was not a meaningful sample of similar transactions to gain any comfort from using them for valuation purposes. The methodology used in the second quarter 2010 test was identical to those used in the test performed as of December 31, 2009 and described in more detail in the Application of Critical Accounting Estimates section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2009. There were no impairment charges as a result of the tests performed on June 30, 2010 and December 31, 2009.
4. ALLOWANCE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses represents the amount charged against the Bank’s earnings to maintain an allowance for probable loan and lease losses based on management’s evaluation of the loan and lease portfolio at the balance sheet date. Factors considered by the Bank’s management in establishing the allowance include: the collectability of individual loans and leases, current loan and lease concentrations, charge-off history, delinquent loan and lease percentages, the fair value of the collateral, input from regulatory agencies, and general economic conditions.
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
The analysis of the allowance for loan and lease losses is composed of two components: specific credit allocation and general portfolio allocation. The specific credit allocation includes a detailed review of each impaired loan and allocation is made based on this analysis. Factors may include the appraisal value of the collateral, the age of the appraisal, the type of collateral, the performance of the loan to date, the performance of the borrower’s business based on financial statements, and legal judgments involving the borrower. The general portfolio allocation consists of an assigned reserve percentage based on the historical loss experience and other qualitative factors of the loan or lease category.
The general portfolio allocation is segmented into pools of loans with similar characteristics. Separate pools of loans include similar types of loans as well as pools that contain loans with similar credit characteristics. These credit characteristics include debtor cash flow and payment history. The qualitative factors applied to the general portfolio allocation reflect management’s evaluation of various conditions. The conditions evaluated include the following: industry and regional conditions; seasoning of the loan and lease portfolio and changes in the composition of and growth in the loan and lease portfolio; the strength and duration of the business cycle; existing general economic and business conditions in the lending areas; credit quality trends in non-accruing loans and leases; timing of the identification of downgrades; historical loan and lease charge-off experience; and the results of bank regulatory examinations.
The following table sets forth information regarding the allowance for loan and lease losses for the six month periods ended June 30, 2010 and 2009.
Allowance for loan and lease losses

	Six months ended June 30,
	2010	2009
	(in thousands)
Beginning balance, January 1	$6,971	$6,087
Charge-offs:
Real estate	(104)	(16)
Direct financing leases	—	(9,483)
Commercial	(62)	(164)
Consumer loans	(8)	(6)
Other	(27)	(21)

Total charge-offs	(201)	(9,690)

Recoveries:
Real estate	—	—
Direct financing leases	—	211
Commercial	—	9
Consumer loans	—	1
Other	12	12

Total recoveries	12	233

Net charge-offs	(189)	(9,457)

Provision for loan and lease losses	1,523	8,949

Ending balance, June 30	$8,305	$5,579

Ratio of allowance for loan and lease loss to total loans and leases	1.65%	1.31%

5. PER SHARE DATA
The common stock per share information is based upon the weighted average number of shares outstanding during each period. The Company had 3,663 and 3,193 dilutive shares for the three and six month periods ended June 30, 2010. There were no potential dilutive shares for the three and six month periods ended June 30, 2009.
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and six months periods ended June 30, 2010 there were approximately 168,808 and 169,725 shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive. There were 167,704 and 174,007 potentially anti-dilutive shares for the three and six month periods ended June 30, 2009.

6. SEGMENT INFORMATION
The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$6,150	($51)	$6,099

Provision for loan and lease losses	309	—	309

Net interest income (expense) after provision for loan and lease losses	5,841	(51)	5,790

Non-interest income	1,350	—	1,350

Insurance service and fees	—	1,629	1,629

Non-interest expense	5,187	1,361	6,548

Income before income taxes	2,004	217	2,221

Income tax provision	506	84	590

Net income	$1,498	$133	$1,631

	Three Months Ended June 30, 2009
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$5,382	($36)	$5,346

Provision for loan and lease losses	5,635	—	5,635

Net interest income (expense) after provision for loan and lease losses	(253)	(36)	(289)

Non-interest income	1,757	—	1,757

Insurance service and fees	—	1,623	1,623

Non-interest expense	4,757	1,332	6,089

(Loss) Income before income taxes	(3,253)	255	(2,998)

Income tax (benefit) provision	(1,243)	98	(1,145)

Net (loss) income	($2,010)	$157	($1,853)

	Six Months Ended June 30, 2010
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$12,277	$(100)	$12,177

Provision for loan and lease losses	1,523	—	1,523

Net interest expense after provision for loan and lease losses	10,754	(100)	10,654

Non-interest income	2,806	—	2,806

Insurance service and fees	—	3,875	3,875

Non-interest expense	10,164	2,835	12,999

Income before income taxes	3,396	940	4,336

Income tax provision	895	363	1,258

Net income	$2,501	$577	$3,078

	Six Months Ended June 30, 2009
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$10,645	$(85)	$10,560

Provision for loan and lease losses	8,949	—	8,949

Net interest income (expense) after provision for loan and lease losses	1,696	(85)	1,611

Non-interest income	3,326	—	3,326

Insurance service and fees	—	3,948	3,948

Non-interest expense	11,082	2,689	13,771

(Loss) Income before income taxes	(6,060)	1,174	(4,886)

Income tax (benefit) provision	(2,239)	453	(1,786)

Net (loss) income	($3,821)	$721	($3,100)

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

	June 30, 2010	December 31, 2009
	(in thousands)
Commitments to extend credit	$104,175	$90,994

Standby letters of credit	3,766	3,316

Total	$107,941	$94,310

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
The Company is subject to possible litigation proceedings in the normal course of business. As of June 30, 2010 and December 31, 2009, there were no claims pending against the Company that management considered material.
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
The Bank contributed $150,000 to its defined benefit pension plan in July 2010.
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
The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the six month periods ended June 30, 2010 and 2009:

	Six months ended June 30,
	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2010	2009	2010	2009
Service cost	$—	$—	$82	$30

Interest cost	107	108	94	90

Expected return on plan assets	(97)	(85)	—	—

Amortization of prior service cost	—	—	44	28

Amortization of the net loss	18	28	5	7

Net periodic cost	$28	$51	$225	$155

9. STOCKHOLDERS’ EQUITY
On May 14, 2010, the Company issued 1,222,000 shares of common stock in a registered public offering at a price of $12.00 per share. The Company offered 1,125,000 shares and granted the underwriter an over-allotment option of 97,000 shares, which was exercised. After an underwriting discount of $0.78 per share, or $1.0 million, and expenses of $0.3 million, the net proceeds of the offering were $13.4 million. Expenses included legal and accounting advisory fees, printing and filing costs, and registration expenses. The Company intends to use the proceeds of the offering for general corporate purposes.
10. RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Update (“ASU”) 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. A final EITF Consensus was reached on modifications of loans that are accounted for within a pool. Many financial institutions have purchased loans evidencing credit deterioration at the time of acquisition (purchased credit impaired loans). Those loans may be grouped together and accounted for on a pooled basis (i.e., as a single asset) if they have common risk characteristics. When a loan is accounted for as part of a pool, only limited circumstances allow it to be removed and accounted for separately. Because of recent increases in both the volume of loans accounted for in pools and loan modifications, an issue was raised about whether a loan modification constituting a troubled-debt restructuring would require the loan to be removed from a pool and accounted for separately. The new guidance clarifies that a loan accounted for as part of a pool of purchased credit impaired loans should remain in the pool after a modification, even if that modification would otherwise be considered a troubled-debt restructuring. The new guidance is effective for interim periods ending after July 15, 2010. The Company will adopt ASU 2010-18 for the interim period ended September 30, 2010. While the standard will not have an impact at adoption, it will impact the accounting for future purchases of pools of credit impaired loans.

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
These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions (such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, discussed in greater detail below), including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Many of these factors are beyond the Company’s control and are difficult to predict.
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
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The Company’s Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Company’s Unaudited Consolidated Financial Statements and Notes. These estimates, assumptions and judgments are based on information available as of the date of the Unaudited Consolidated Financial Statements. Accordingly, as this information changes, the Unaudited Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques. Refer to Note 3 – “Fair Value Measurements” to the Company’s Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further detail on fair value measurement.
Significant accounting policies followed by the Company are presented in Note 1 – “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2009. These policies, along with the disclosures presented in the other Notes to the Company’s Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.
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
Allowance for Loan and Lease Losses
The allowance for loan and lease losses represents management’s estimate of probable losses in the Company’s loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the Company’s Unaudited Consolidated Balance Sheets. Note 1 to the Audited Consolidated Financial Statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, describes the methodology used to determine the allowance for loan and lease losses.
Goodwill
The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model. The goodwill impairment testing is typically performed annually on December 31st. Since the stock price of the Company was below the book value per share at June 30, 2010, another goodwill impairment test was performed. No impairment charges were incurred as a result of the test.
RECENT LEGISLATION
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law on July 21, 2010. The Act contains numerous and wide-ranging reforms to the structure and operation of the U.S. financial system. Among the Act’s significant regulatory changes are (i) the imposition of more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios and prohibiting new trust preferred issuances from counting as Tier 1 capital; (ii) making permanent the temporary increase in FDIC deposit insurance coverage from $100,000 to $250,000 and providing for unlimited deposit insurance on noninterest-bearing transaction accounts, together with an increase in the minimum Deposit Insurance Fund reserve requirement and a change in the assessment base from deposits to net assets; (iii) the creation of the Bureau of Consumer Financial Protection, a new financial consumer protection agency, which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance; (iv) provisions permitting states to adopt stricter consumer protection laws and permitting state attorneys general to enforce rules issued by the Bureau of Consumer Financial Protection; (v) increased regulation of derivatives and hedging transactions and restrictions on the Company’s ability to engage in certain proprietary trading and investing activities; (vi) limitations on debit card interchange fees; (vii) the imposition of new disclosure and other requirements related to corporate governance and executive compensation; and (viii) the creation of the Financial

Stability Oversight Council, with responsibility for identifying and monitoring systemic risks posed by financial firms, activities and practices.
The Company is currently evaluating the potential impact of the Act on its business, financial condition and results of operations. Management expects that some provisions of the Act may have adverse effects on the Company, such as the cost of complying with the numerous new regulations and disclosure and reporting requirements mandated by the Act. Portions of the Act become effective at different times, and many of the Act’s provisions consist of general statements directing various regulators to issue more detailed rules. Consequently, the full scope of the Act’s impact on the financial system in general and the Company in particular cannot be predicted at this time.
ANALYSIS OF FINANCIAL CONDITION
Loan and Lease Activity
Total loans and leases grew to $503.0 million at June 30, 2010, reflecting a $3.4 million or 0.7% increase from March 31, 2010 and a 2.7% increase from December 31, 2009. Loans secured by real estate were $410.1 million at June 30, 2010, an increase of $4.8 million or 1.2% from March 31, 2010 and a $20.6 million or 5.3% increase from December 31, 2009. Commercial and multi-family real estate growth was flat in the second quarter after growing $14.7 million in the first quarter. The two portfolios that grew the most in the second quarter were commercial construction and home equity lines of credit.
Over the past couple years, some of the Bank’s larger banking competitors and the conduit markets have curtailed their lending activities somewhat and consequently have created opportunities in the local commercial real estate market for smaller banks, such as the Bank. The increased opportunities have resulted in the Bank’s strong commercial real estate growth rates. Given the Bank’s experienced and local lending team, its history of low commercial real estate losses, and knowledge of its customers, management feels comfortable that its growth in commercial real estate over the past couple years has put quality assets on the balance sheet. However, the Company’s strategy has shifted to a more diverse loan portfolio not as heavily reliant on commercial real estate for growth. This is evidenced in the lack of growth in commercial and multi-family real estate loans in the second quarter while commercial and industrial loans increased $2.3 million, or 3.8%.
The national direct financing lease portfolio declined $4.0 million during the second quarter and has declined $8.8 million overall this year to $22.7 million at June 30, 2010 as the Company ceased lease originations in the second quarter of 2009 and is winding down the portfolio and exiting this business line. In the third quarter of 2009, the Company announced that it had ceased its marketing efforts to sell the portfolio and intends to service the portfolio until maturity. The national direct financing lease portfolio currently comprises 4.5% of the Company’s total loans and leases portfolio, down from 5.3% at March 31, 2010 and 6.4% at December 31, 2009.
Residential 1-4 family real estate loans decreased $0.5 million from March 31, 2010 and $0.9 million from December 31, 2009. Recent efforts by the federal government to stimulate housing demand in the face of the economic recession have lowered residential home mortgage rates and resulted in stronger consumer real estate demand. 2009 was the high point of the Bank’s residential mortgage demand, with demand slowing somewhat in 2010 as the low rate environment has been in place for so long that many of the consumers who would be candidates to re-finance have already done so. Although demand has abated in 2010 somewhat, it is still higher than the typical volume previously experienced in the Company’s history. Given the low fixed rates and long terms of the loans being originated, the Company has sold many of its originated residential mortgage loans. This, along with prepayments from existing customers re-financing their homes, has resulted in decreased consumer real estate balances when compared with March 31, 2010 and December 31, 2009.
The Bank sells these fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages. During the three month period ended June 30, 2010, the Bank sold mortgages to FNMA totaling $2.8 million, as compared with $4.6 million sold during the three month period ended June 30, 2009. During the six month period ended June 30, 2010, the Bank sold mortgages to FNMA totaling $4.8 million, as compared with $8.8 million during the six month period ended June 30, 2009. Sales to FNMA decreased due to a decline in originations. At June 30, 2010, the Bank had a loan servicing portfolio principal balance of $40.3 million upon which it earns servicing fees, as compared with $38.5 million at March 31, 2010 and $37.4 million at December 31, 2009. The value of the mortgage servicing rights for that portfolio was $0.4 million at June 30, 2010 and March 31, 2010 and

$0.3 million at December 31, 2009. Residential mortgage loans held-for-sale were $0.3 million at June 30, 2010, compared with $1.1 million at March 31, 2010 and $0.3 million at December 31, 2009.
Loan and Lease Portfolio Composition
The following table presents selected information on the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated.

	June 30, 2010	December 31, 2009
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$79,863	$80,775
Commercial and multi-family	258,609	244,242
Construction	26,476	21,010
Second mortgages	6,698	7,813
Home equity lines of credit	38,443	35,633

Total real estate loans	410,089	389,473

Direct financing leases	22,673	31,486
Commercial and industrial loans	62,170	60,345
Consumer loans	2,853	2,957
Other	4,843	4,782
Net deferred loan origination costs	378	525

	503,006	489,568
Allowance for loan losses	(8,305)	(6,971)

Loans, net	$494,701	$482,597

Other loans include $0.2 million at June 30, 2010 and December 31, 2009, of overdrawn deposit accounts classified as loans.
Leasing Portfolio
Net loan and lease charge-offs were $175 thousand and $189 thousand for the three and six month periods ended June 30, 2010 as compared with $7.8 million and $9.5 million in the three and six month periods ended June 30, 2009. Nearly all of the net charge-offs for 2009 was in the Company’s leasing portfolio. What follows is an explanation of the sequence of events for ENL over the past 15 months, followed by a table illustrating the history of the leasing portfolio’s accounting over the past 15 months.
The rapid deterioration of the portfolio, the lack of strategic fit in the Company’s community banking business model, and the sensitivity of direct financing leases to the economic environment led management to make the strategic decision in April 2009 to exit the national direct financing lease business and market the portfolio for sale. This decision resulted in the classification of the leasing portfolio as held-for-sale and the portfolio being marked to its market value at June 30, 2009. The mark-to-market adjustment was $7.2 million. At September 30, 2009, management determined to keep the lease portfolio, terminated its plans to actively market the portfolio for sale, and the portfolio was placed back into held-for-investment at the revised carrying amount as of June 30, 2009. The difference between the principal value and the carrying value, initially created by the mark-to-market adjustment at June 30, 2009, reduces over time as individual leases deteriorate, become uncollectible, and are written off. The allowance for lease losses was zero at June 30, 2009 when the portfolio was classified as held-for-sale and reported at its fair market value. With the portfolio classified as held-for-investment at June 30, 2010, the portfolio has been evaluated in accordance with the Company’s normal credit review policies in determining the appropriate allowance for lease losses. During the second quarter of 2010, $0.6 million in leases were deemed uncollectible and the difference between the principal value and carrying value of the leases declined from $3.1 million to $2.5 million. This is a decline in the quarterly write-offs from $1.1 million in the first quarter of 2010 and $1.6 million in the fourth quarter of 2009. Non-performing leases declined from $2.9 million at December 31, 2009 and March 31, 2010 to $2.4 million at June 30, 2010. In management’s view, given the improvement in the asset quality statistics of the leasing portfolio, it was not necessary to provide for any probable lease losses in the second quarter of 2010 through the provision for loan and lease losses. The provision for lease losses in the first quarter of 2010 was $0.8 million.

	($ in thousands)
	2010		2009
	June 30,	March 31,	December 31,	September 30,	June 30,

Leasing Principal Balance	$25,142	$29,788	$35,645	$41,950	$48,084
Mark	(2,469)	(3,084)	(4,159)	(5,732)	(7,164)

Leasing Carrying Value	$22,673	$26,704	$31,486	$36,218	$40,920

Mark-to-Market Adjustment	$3,084	$4,159	$5,732	$7,164	$7,164
Net Write-Offs	(615)	(1,075)	(1,573)	(1,432)	—

Remaining Mark	$2,469	$3,084	$4,159	$5,732	$7,164

	For the three months ended		For the three months ended
	2010		2009
	June 30,	March 31,	December 31,	September 30,	June 30,

Allowance for lease losses	$772	$0	$0	$0	$3,696
Provision for leases	—	772	—	—	3,963
Leasing net charge-offs	—	—	—	—	(7,659)

Allowance for lease losses	$772	$772	$0	$0	$0

Total mark plus allowance	$3,241	$3,856	$4,159	$5,732	$7,164
Mark + allowance/leasing principal balance	12.89%	12.94%	11.67%	13.66%	14.90%
Non-Performing Loans and Leases
Total non-performing loans and leases; defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases; totaled $11.1 million, or 2.20% of total loans and leases outstanding, compared with $11.4 million, or 2.28% of total loans and leases outstanding at March 31, 2010 and $12.9 million, or 2.64% at December 31, 2009. In the second quarter, non-accruing commercial and multi-family real estate loans and non-accruing direct financing leases decreased. This decrease was somewhat offset by the increase in non-accruing commercial loans and accruing loans 90 days past due increased. The category of accruing loans that are 90 days past due, while higher at June 30, 2010 than at March 31, 2010, is still significantly lower than at December 31, 2009.
Non-accruing commercial and multi-family real estate loans were $2.1 million as of June 30, 2010, down from $3.0 million at March 31, 2010 and $2.7 million at December 31, 2009. The decrease is primarily attributable to the upgrade of a single home developer loan worth about $1.1 million to accruing status. Non-accruing direct financing leases were $2.4 million at June 30, 2010, down from $2.7 million at March 31, 2010 and from $2.9 million at December 31, 2009. Most of the Company’s direct financing lease write-offs are coming from those in non-accruing status. Thus far in 2010, leasing write-offs have outpaced the rate of formerly performing leases being placed into non-accrual status, resulting in the decrease in non-accruing leases.
Non-accruing commercial loans were $1.9 million at June 30, 2010, compared with $1.4 million at March 31, 2010 and December 31, 2009. The increase was primarily caused by the downgrading of two commercial loan relationships. Loans 90 days past due and still accruing was $2.0 million at June 30, 2010, an increase from $1.7 million at March 31, 2010, but down from $4.1 million at December 31, 2009. The increase during the second quarter was the result of four commercial mortgage loans. All four loans are more than 90 days past the initial maturity. The Bank intends to either extend the loans under normal underwriting criteria and market terms or receive payment in full. The delay in refinancing or repayment is generally due to administrative, legal, or other processing matters, and not due to the ability to pay or creditworthiness of the borrower. The two matured loans that made up the $1.7 million balance at March 31, 2010 were subsequently extended in the second quarter under normal underwriting criteria and market terms. The additional decrease from the prior year end is attributable to the renewal under normal terms of a $2.4 million commercial mortgage which is current at June 30, 2010, but was 90 days past its original maturity date at December 31, 2009.
The following table sets forth information regarding non-performing loans and leases as of the dates specified.

	June 30, 2010	December 31, 2009
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate
Residential 1-4 family	$825	$1,076
Commercial and multi-family	2,086	2,713
Construction	1,345	417
Second mortgages	49	—
Home equity lines of credit	189	128

Total mortgage loans on real estate	4,494	4,334

Direct financing leases	2,442	2,905

Commercial loans	1,894	1,400

Consumer loans	226	197

Total non-accruing loans and leases	$9,056	$8,836

Accruing loans and leases 90+ days past due	1,996	4,112

Total non-performing loans and leases	$11,052	$12,948

Total non-performing loans and leases as a percentage of total assets	1.68%	2.09%
Total non-performing loans and leases as a percentage of total loans and leases	2.20%	2.64%
For the three and six month periods ended June 30, 2010, gross interest income that would have been reported on non-accruing loans and leases had they been current was $192 thousand and $356 thousand, respectively. For the three and six month periods ended June 30, 2009, gross interest income that would have been reported on non-accruing loans and leases had they been current was $127 thousand and $217 thousand, respectively. There was $9 thousand and $55 thousand of interest income on non-accruing loans and leases included in net income for the three and six month periods ended June 30, 2010. There was $6 thousand and $61 thousand of interest income on non-accruing loans and leases included in net income for the three and six month periods ended June 30, 2009.
The Company had $1.9 million in loans and leases that were restructured in a troubled debt restructuring at June 30, 2010, compared with $1.8 million at March 31, 2010 and $2.2 million at December 31, 2009. $0.6 million, $0.9 million, and $0.9 million of the troubled debt restructurings at June 30, 2010, March 31, 2010, and December 31, 2009, respectively, were in non-accrual. All of the restructurings were undertaken in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial issues. The general practice of the Company is to work with borrowers so that they are able to pay back their loan or lease in full. If a borrower continues to be delinquent or cannot meet the terms of a troubled debt restructuring, the loan or lease will be placed in nonaccrual or charged off.
The allowance for loan and lease losses totaled $8.3 million or 1.65% of total loans and leases outstanding at June

30, 2010, as compared with $8.2 million or 1.64% at March 31, 2010 and $7.0 million or 1.42% of total loans and leases outstanding as of December 31, 2009.
At June 30, 2010, the Company had $36.2 million in loans remaining from its FDIC-assisted acquisition of Waterford Village Bank (“Waterford”) in July 2009. $3.2 million, or 8.7%, of the loans in the former Waterford portfolio are non-performing. $1.7 million are in non-accruing status and $1.4 million are 90 days past due and still accruing. The indemnification asset, which represents the expected proceeds from FDIC loss share claims on charged off former Waterford loans, was $1.0 million at June 30, 2010, compared with $1.1 million at March 31, 2010 and $1.4 million at December 31, 2009. The asset declines as losses are reimbursed by the FDIC.
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
Investing Activities
Total securities were $97.2 million at June 30, 2010, reflecting a $9.1 million, or 10.3%, increase from $88.1 million at March 31, 2010 and an $18.2 million, or 23.0%, increase from $79.0 million at December 31, 2009. The increase in the first quarter of the year was largely in short-term U.S. government-sponsored agency bonds, which were needed to collateralize the short-term influx of municipal deposits. In the second quarter, the Company raised net proceeds of $13.4 million in common equity through a registered offering and experienced deposit growth higher than loan growth. With cash and interest-bearing deposits at correspondent banks making close to zero in this historically low interest rate environment, management purchased investment securities of various types and maturities to better utilize the excess capital. Compared with December 31, 2009, as of June 30, 2010, the Company had added $4.3 million in U.S. government-sponsored agency bonds, $0.6 million in tax-advantaged municipal bonds, and $14.2 million in U.S. government-sponsored mortgage-backed securities. Securities and interest-bearing deposits at correspondent banks made up 15.1% and 14.8% of the Bank’s total average interest earning assets in the second and first quarters of 2010, respectively.
Due to the mix of the investment security purchases made in the second quarter of 2010, the Company’s concentration in tax-advantaged municipal bonds, decreased from 45.8% of the portfolio at March 31, 2010 and 51.7% at December 31, 2009 to 42.4% at June 30, 2010 and the concentration in government-sponsored mortgage-backed securities increased from 18.8% at December 31, 2009 and 15.7% at March 31, 2010 to 29.9% at June 30, 2010. U.S. government-sponsored agency bonds of various types comprised 24.8% of the portfolio at June 30, 2010 versus 34.3% at March 31, 2010 and 25.0% at December 31, 2009. As a member of both the Federal Reserve System and FHLBNY, the Bank is required to hold stock in those entities. These investments made up 3.0% of the portfolio at June 30, 2010 versus 4.2% at March 31, 2010 and 4.5% at December 31, 2009. The credit quality of the securities portfolio as a whole is believed to be strong as the portfolio is in an overall unrealized net gain position, with no individual securities in a significant unrealized loss position. With interest rates at historical lows, the unrealized gain position of the investment portfolio increased from $1.6 million and $1.7 million at December 31, 2009 and March 31, 2010, respectively, to $2.7 million at June 30, 2010.
The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The average expected life of the securities portfolio was 3.6 years as of June 30, 2010 compared with 3.3 years at March 31, 2010 and 3.2 years as of December 31, 2009. Available-for-sale securities with a total fair value of $69.9 million, $79.5 million, and $65.2 million at June 30, 2010, March 31, 2010 and December 31, 2009, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.
Funding Activities
Total deposits at June 30, 2010 were $535.6 million, reflecting a $24.7 million or 4.8%, increase from March 31, 2010 and a $36.1 million, or 7.2%, increase from December 31, 2009. Demand deposits at June 30, 2010 were $95.9 million, reflecting an $8.1 million or 9.2% increase from March 31, 2010 and an $8.1 million or 9.2% increase from December 31, 2009. Demand deposit balances fluctuate day-to-day based on the high volume of transactions normally associated with the demand product, and therefore average demand deposit growth is a better measure of sustained growth. Average demand deposits during the three month period ended June 30, 2010 were 6.6% higher than the first quarter of 2010 and 4.9% higher than the prior year’s second quarter. Most of the Company’s growth in demand deposits has come from commercial customers.
During 2009, the primary driver of deposit growth was the Company’s premium money market savings product, which is included in the regular savings category on the financial statements. In 2010, the Company’s deposit growth vehicle has shifted from the premium money market savings product to its complementary Better Checking and Better Savings products, which are included in the NOW and regular savings deposit categories on the financial statements, respectively. The Better Checking product, introduced in the fourth quarter of 2009, is unique in the Bank’s Western New York footprint as it pays a premium interest rate as a reward to customers who demonstrate a deep relationship with the Company as evidenced by regular use of their debit card, use of direct deposit, and electronic statements. Overall, NOW deposits increased $5.0 million, or 24.6%, in the second quarter, and $10.1 million, or 64.4% for the first half of the year. Regular savings deposits increased $9.0 million, or 3.9%, in the second quarter after the Better Savings product was introduced during the quarter. Regular savings deposits of $239.3 million at June 30, 2010 are up $9.7 million from the end of last year.
The Company also experienced its usual seasonal decline in its muni-vest savings product in the second quarter as municipal deposits peak in March due to tax collections. These deposits tend to diminish thereafter as municipalities use the funds for operations. Muni-vest deposits were $27.7 million at June 30, 2010, $37.7 million at March 31, 2010, and $23.4 million at December 31, 2009. Time deposits were $147.0 million at June 30, 2010, a 9.3% increase from the March 31, 2010 balance of $134.5 million after declining in the first quarter from $143.0 million at December 31, 2009. The decline in the first quarter was largely due to brokered time deposit roll-off that was not replaced due to the inflow of municipal deposits. The Company was able to attract customers to term deposit products despite the low rate environment by promoting its 5 year certificate of deposit (“CD”). This product offers customers better rates than they have been able to earn in liquid savings accounts and short-term CDs.
Short-term borrowings, which typically include the Bank’s overnight line of credit and other advances with the FHLBNY and other short-term notes, decreased from $19.1 million at December 31, 2009 and $22.0 million at March 31, 2010 to $0.1 million at June 30, 2010. Long-term borrowings at June 30, 2010 remained unchanged from the March 31, 2010 balance of $27.0 million, and down slightly from $27.2 million at December 31, 2009. Because the Company’s deposit growth outpaced its loan growth and with the injection of cash from the common stock offering in the quarter, the Bank’s outstanding overnight line of credit with FHLBNY, which was $21.9 million at March 31, 2010 and $19.1 million at December 31, 2009, was reduced to zero at June 30, 2010.

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

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$492,243	$7,049	5.73%	$418,952	$6,632	6.33%
Taxable securities	41,444	381	3.68%	40,767	388	3.81%
Tax-exempt securities	39,674	403	4.06%	42,713	447	4.19%
Interest bearing deposits at banks	6,678	3	0.18%	1,104	—	0.06%

Total interest-earning assets	580,039	$7,836	5.40%	503,536	$7,467	5.93%

Non interest-earning assets:

Cash and due from banks	13,082			11,904
Premises and equipment, net	9,443			9,606
Other assets	35,035			32,040

Total Assets	$637,599			$557,086

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$22,388	$56	1.00%	$10,940	$8	0.29%
Regular savings	233,926	404	0.69%	186,467	606	1.30%
Muni-Vest savings	35,076	40	0.46%	38,976	66	0.68%
Time deposits	140,952	920	2.61%	136,110	1,144	3.36%
Other borrowed funds	31,491	229	2.91%	26,397	191	2.89%
Junior subordinated debentures	11,330	83	2.93%	11,330	102	3.60%
Securities sold U/A to repurchase	6,886	5	0.29%	4,350	4	0.37%

Total interest-bearing liabilities	482,049	$1,737	1.44%	414,570	$2,121	2.05%

Noninterest-bearing liabilities:
Demand deposits	89,550			85,334
Other	10,652			12,527

Total liabilities	$582,251			$512,431

Stockholders’ equity	55,348			44,655

Total Liabilities and Equity	$637,599			$557,086

Net interest earnings		$6,099			$5,346

Net interest margin			4.21%			4.25%

Interest rate spread			3.96%			3.88%

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$488,261	$13,990	5.73%	$412,997	$13,295	6.44%
Taxable securities	41,616	782	3.76%	38,443	724	3.77%
Tax-exempt securities	39,616	805	4.06%	41,319	875	4.24%
Interest bearing deposits at banks	4,535	4	0.18%	856	—	0.06%

Total interest-earning assets	574,028	$15,581	5.43%	493,615	$14,894	6.03%

Non interest-earning assets:

Cash and due from banks	12,158			11,701
Premises and equipment, net	9,342			9,704
Other assets	35,151			32,417

Total Assets	$630,679			$547,437

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$21,020	$93	0.88%	$11,605	$19	0.33%
Regular savings	232,847	807	0.69%	177,172	1,247	1.41%
Muni-Vest savings	33,013	80	0.48%	34,559	133	0.77%
Time deposits	140,688	1,789	2.54%	136,535	2,322	3.40%
Other borrowed funds	35,892	461	2.57%	31,037	377	2.43%
Junior subordinated debentures	11,330	163	2.88%	11,330	225	3.97%
Securities sold U/A to repurchase	7,038	11	0.31%	4,893	11	0.45%

Total interest-bearing liabilities	481,828	$3,404	1.41%	407,131	$4,334	2.13%

Noninterest-bearing liabilities:
Demand deposits	86,777			82,294
Other	10,828			12,609

Total liabilities	$579,433			$502,034

Stockholders’ equity	51,246			45,403

Total Liabilities and Equity	$630,679			$547,437

Net interest earnings		$12,177			$10,560

Net interest margin			4.24%			4.28%

Interest rate spread			4.02%			3.90%

Net Income
Net income for the second quarter of 2010 was $1.6 million, or $0.47 per diluted share, compared with net loss of ($1.9) million, or ($0.67) per diluted share, in the second quarter of 2009. For the year-to-date period, net income in 2010 was $3.1 million, or $0.98 per diluted share, compared with a net loss of ($3.1) million, or ($1.12) per diluted share in 2009. The significant increase in net income was largely due to a lower provision for loan and lease losses in 2010. The provision for loan and lease losses decreased from $5.6 million and $8.9 million for the three and six month periods ended June 30, 2009, respectively, to $0.3 and $1.5 million for the three and six month periods ended June 30, 2010, respectively. Last year, the Company’s leasing portfolio experienced significant deterioration and the Company recorded a leasing provision of $4.0 million and $6.8 million in the three and six month periods ended June 30, 2009, compared with $0 and $0.8 million in the three and six month periods ended June 30, 2010. Also, for the year-to-date comparative, there was a $2.0 million goodwill impairment charge related to the Company’s leasing reporting unit in the first quarter of 2009. The return on average equity was 11.79% and 12.01% for the three and six month periods ended June 30, 2010, compared with (16.6%) and (13.7%) in the same periods in 2009.
“Net operating income” (as defined in the following Supplemental Non-GAAP Disclosure) is net income adjusted for what management considers “non-operating” items. Net operating income for the three and six month periods ended June 30, 2010 was $1.8 million, or $0.51 per diluted share, and $3.3 million, or $1.07 per diluted share, respectively, compared with a net operating loss of ($1.7) million, or ($0.62) per diluted share, and ($1.6) million, or ($0.58) per diluted share in the same periods for 2009.
Supplemental Reporting of Non-GAAP Results of Operations
To provide investors with greater understanding of the Company’s operating results, in addition to the results measured in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company provides supplemental reporting on “net operating income” and “diluted net operating earnings per share” which excludes items that management believes to be non-operating in nature. Specifically, net operating income and diluted net operating earnings per share exclude gains and losses on the sale and call of securities and the non-cash impairment and amortization of acquisition-related goodwill and intangible assets. This non-GAAP information is being disclosed because management believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company’s financial performance, its performance trends, and financial position. While the Company’s management uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies. The reconciliation of net operating income and diluted net operating earnings per share to GAAP net income (loss) and GAAP diluted earnings (loss) per share is presented in the following table.
Reconciliation of GAAP Net Income (Loss) to Net Operating Income (non-GAAP)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share)	2010	2009	2010	2009
GAAP Net Income (Loss)	$1,631	($1,853)	$3,078	($3,100)
Gain on sale and call of securities [1]	(8)	(4)	(4)	(4)
Goodwill impairment charge [1]	—	—	—	1,214
Amortization of intangibles [1]	137	134	275	268

Net operating income (loss) [2]	$1,760	($1,723)	$3,349	($1,621)

GAAP diluted earnings (loss) per share	$0.47	($0.67)	$0.98	($1.12)
Gain on sale and call of securities [1]	—	—	—	—
Goodwill impairment charge [1]	—	—	—	0.44
Amortization of intangibles [1]	0.04	0.05	0.09	0.10

Diluted net operating earnings (loss) per share [2]	$0.51	($0.62)	$1.07	($0.58)

[1]	After any tax-related effect

[2]	Non-GAAP measure
Other Results of Operations
Net interest income was $6.1 million during the second quarter of 2010, flat with the first quarter of 2010, but up $0.8 million, or 14.1%, from $5.3 million in the second quarter of 2009. For the year-to-date, net interest income of $12.2 million in 2010 was 15.3% higher than the $10.6 million in net interest income earned in the same period in 2009. Growth of the interest-earning assets and the reduced cost of interest-bearing liabilities continue to be the main factors driving this increase. Also contributing to the year-over-year increase was the acquisition of the loans and deposits of Waterford in July 2009. Core loans, defined as total loans and leases less direct financing leases, were $480.3 million at June 30, 2010, an increase of 1.6% from $472.9 million at March 31, 2010 and 4.9% from $458.1 million at December 31, 2009. Strong growth in commercial real estate balances drove the increase.
The Company’s net interest margin continued to perform well at 4.21% in the second quarter of 2010, but the margin continues to contract. It was 4.28% in the 2010 first quarter and 4.25% in the 2009 second quarter. For the year-to-date period, net interest margin decreased from 4.28% in 2009 to 4.24% in 2010. While loan rates stabilized this quarter, investment security yields continue to decline as demand for high-quality US government agency bonds has increased dramatically in the uncertain economic environment. Also, long-term bond yields have declined as inflation indicators have been benign. On the funding side, while the Company has been successful in attracting new customers, some of that success has come in the premium rate Better Checking account and higher rate 5 year CDs. While these products have put some pressure on the net interest margin, the Company expects to benefit in the long term from the deep customer relationships and interest rate certainty that these products provide.
The provision for loan and lease losses decreased from $5.6 million and $8.9 million for the three and six month periods ended June 30, 2009 to $0.3 and $1.5 million for the three and six month periods ended June 30, 2010, primarily due to the leasing provision. The Company did not record any provision for the leasing portfolio in the second quarter of 2010 after recording a $0.8 million provision for the leasing portfolio in the first quarter of 2010. Last year, the Company’s leasing portfolio experienced significant deterioration and the Company recorded a leasing provision of $4.0 million and $6.8 million in the three and six month periods ended June 30, 2009, compared with $0 and $0.8 million in the three and six month periods ended June 30, 2010. The provision for the Company’s core loan portfolio was $1.7 million in the second quarter of 2009 and $2.1 million for the first six months of 2009 compared with the $0.3 million provisioned in the second quarter of 2010 and $0.8 million provisioned for the first six months of 2010.
Non-interest income, which represented 32.8% of total revenue in the second quarter of 2010, compared with 38.7% in prior year second quarter, declined 11.9%, or $0.4 million, to $3.0 million when compared with the second quarter of 2009. For the year-to-date period, non-interest income decreased 8.2% from $7.3 million in 2009 to $6.7 million in 2010. The quarterly decrease is primarily attributable to a decrease in other income of $0.3 million and a decrease in deposit service charges of $0.1 million. The decrease in deposit service charges reflects a continuation in the industry-wide trend of declining revenues associated with deposit service charges. The other income decrease is related to several one-time items resulting from the discontinuation of leasing operations. For the year-to-date period, in addition to those items, another reason for the decline in non-interest income was the decrease in bank-owned life insurance income of $0.1 million due to a gain on life insurance proceeds in the first quarter of 2009. The largest portion of the Company’s non-interest income is insurance service and fee revenue from The Evans Agency (“TEA”). Insurance agency revenue was flat year-over-year for the three and six month periods ended June 30th in 2010 and 2009 at $1.6 million and $3.9 million, respectively. The soft insurance market continues to put downward pressure on TEA’s revenue in personal and commercial property and casualty insurance commissions.
Total non-interest expenses were $6.5 million for the second quarter of 2010, an increase of $0.5 million, or 7.5%, from $6.1 million in the second quarter of 2009. The increase is from higher salary and employee benefit and advertising expenses, offset by decreases in technology and communications, FDIC insurance and other expenses. The largest component of the increase was in salaries and employee benefits, which increased 18.8%, or $0.6 million, to $3.7 million for the second quarter of 2010 compared with the prior year second quarter. Salaries and benefits were higher because of annual merit raises, the addition of new account executives at TEA and commercial loan officers at the Bank, and from branch employees retained in the acquisition of Waterford. Another portion of the increase is a result of annual bonus accruals in 2010. Due to the losses recorded in the first two quarters of last year, the Company decided in the second quarter of last year that it would likely not pay out bonuses to employees for 2009 and thus reversed out the bonuses accrued through the first quarter of 2009 and stopped accruing for bonuses for the rest of the year. Advertising expenses increased from $151 thousand in last year’s second quarter to $257 thousand in this year’s second quarter due to heavy promotions designed to drive deposit growth and financial services revenue.
FDIC insurance expenses decreased from $320 thousand in the 2009 second quarter to $217 thousand in the second quarter of 2010 due to the “special” assessment the FDIC charged all banks in last year’s second quarter. The special assessment portion of last year’s expense was $250 thousand. The recurring FDIC insurance premiums increased from $70 thousand in the 2009 second quarter to $217 thousand in the 2010 second quarter. Technology and communications expenses decreased from $225 thousand in the 2009 second quarter to $163 thousand in the 2010 second quarter after the Company settled a contractual dispute with a vendor more favorably than was initially anticipated. Other expenses decreased due to several one-time items resulting from the discontinuation of leasing operations.
For the year-to-date period, non-interest expenses decreased $0.8 million, or 5.6%, to $13.0 million in 2010 due primarily to the goodwill impairment charge related to the Company’s leasing reporting unit in the first quarter of 2009. Excluding the $2.0 million goodwill impairment charge, non-interest expenses increased $1.2 million, or 10.3%, from 2009 to 2010, primarily due to the reasons discussed in the quarterly comparison above.
As a result of the increase in non-interest expenses and the decrease in non-interest income, the efficiency ratio, excluding goodwill impairment and intangible amortization, increased to 69.72% for the second quarter of 2010, from 67.27% in the second quarter of 2009. The Company’s efficiency ratio for the first quarter of 2010 was 63.56%. The first quarter typically has a lower efficiency ratio than the second quarter due to the seasonality of TEA’s revenue. For the year-to-date, the efficiency ratio was 66.52% in 2010, compared with 63.61% in 2009.
Income tax expense was $0.6 million and $1.3 million for the three and six month periods ended June 30, 2010, respectively. These figures reflect an effective tax rate of 26.6% and 29.0% for the three and six month periods ended June 30, 2010, respectively, compared with 38.2% and 36.6% in the three and six month periods ended June 30, 2009, respectively. The Company’s effective tax rate is lower in the second quarter of 2010 than the first quarter rate of 31.6% because the Company fully reserved for the remaining state income tax deferred tax asset related to Evans National Leasing in the first quarter. The effective tax rates in 2009 were significantly impacted by the losses incurred in the Company’s leasing reporting unit.
CAPITAL
The Company consistently maintains regulatory capital ratios measurably above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 10.18% at June 30, 2010. This is a significant increase from the 7.88% ratio at March 31, 2010 and 7.80% at December 31, 2009 due to the Company’s successful registered common stock offering in May 2010 that netted the Company $13.4 million. Book value per share was $15.44 at June 30, 2010, compared with $16.60 at March 31, 2010, and $16.34 at December 31, 2009. While earnings increased the book value of the Company, the 1.2 million additional shares issued in the May 2010 common stock offering at $12.00 per share diluted the book value per share. Tangible book value per share at June 30, 2010 was $13.05, flat from the end of the trailing first quarter and up 2.6% from December 31, 2009 as earnings growth offset the stock offering’s dilution.
On March 16, 2010, the Board of Directors of the Company declared a semi-annual cash dividend of $0.20 per share on the Company’s outstanding common stock. The dividend was paid on April 27, 2010 to shareholders of record as of April 6, 2010.
LIQUIDITY
The Company utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates. Advances of up to $75.6 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network. Additionally, the Company has access to capital markets as a funding source, as evidenced by its recent registered public offering of common stock, described above under “Capital.”
Cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At June 30, 2010, approximately 7.8% of the Bank’s securities had contractual maturity dates of one year or less and approximately 27.7% had maturity dates of five years or less.
Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases. At June 30, 2010, in the Company’s internal stress test, the Company had net short-term liquidity of $59.2 million as compared with $43.2 million at December 31, 2009.
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
The Bank’s Asset-Liability Committee, which includes members of senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit taking activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changing the pricing of loan and deposit products, and modifying the composition of interest-earning assets and interest-bearing liabilities, and other financial instruments used for interest rate risk management purposes.
The following table demonstrates the possible impact of changes in interest rates on the Bank’s net interest income over a 12-month period of time:
SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES
Calculated (decrease) increase
in projected annual net interest income
 (in thousands)

	June 30, 2010	December 31, 2009
Chages in interest rates
+200 basis points	$31	($807)
+100 basis points	595	92

-100 basis points	284	577
-200 basis points	N/A	N/A
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
ITEM 4 — CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of June 30, 2010 the Company’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6 – EXHIBITS
The information called for by this item is incorporated herein by reference to the Exhibit Index included immediately following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.
DATE
August 4, 2010	/s/ David J. Nasca

David J. Nasca
President and CEO
(Principal Executive Officer)

DATE
August 4, 2010	/s/ Gary A. Kajtoch

Gary A. Kajtoch
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Name	Page No.
1.1	Underwriting Agreement, dated May 10, 2010, by and among Evans Bancorp, Inc., Evans Bank, N.A. and Sandler O’Neill & Partners, L.P. (incorporated by reference to Exhibit 1.1 to Company Current Report on Form 8-K filed on May 12, 2010).

10.1*	Evans Bank, N.A. Supplemental Executive Retirement Plan for Senior Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2010).

10.2*	Restricted Stock Award Agreement granted by Evans Bancorp, Inc. to Directors under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan	38

10.3*	Stock Option Agreement granted by Evans Bancorp, Inc. to Directors under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan	41

10.4*	Restricted Stock Award Agreement granted by Evans Bancorp, Inc. to Employees under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan	47

10.5*	Stock Option Agreement granted by Evans Bancorp, Inc. to Employees under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan	50

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	57

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	58

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	59

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	60

*	Indicates a management contract or compensatory plan or arrangement.