Form 10-Q
period 2010-09-30
EVANS BANCORP INC
filed 2010-11-03
CIK 842518

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2010

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
Common Stock, $.50 par value: 4,073,553 shares as of November 1, 2010

INDEX
EVANS BANCORP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$14,046	$12,379
Interest-bearing deposits at banks	3,957	604
Securities:
Available for sale, at fair value (cost: $94,028 at September 30, 2010; $74,224 at December 31, 2009)	97,531	75,854
Held to maturity, at amortized cost (fair value: $1,738 at September 30, 2010; $3,133 at December 31, 2009)	1,716	3,164

Loans and leases, net of allowance for loan and lease losses of $9,099 in 2010 and $6,971 in 2009	495,489	482,597

Properties and equipment, net	10,785	9,281
Goodwill	8,101	8,101
Intangible assets	1,389	2,068
Bank-owned life insurance	12,280	11,921
Other assets	13,586	13,475

TOTAL ASSETS	$658,880	$619,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$94,809	$87,855
NOW	30,386	15,619
Regular savings	242,897	229,609
Muni-vest	22,753	23,418
Time	144,441	143,007

Total deposits	535,286	499,508

Securities sold under agreement to repurchase	9,100	5,546
Other short-term borrowings	97	19,090
Other liabilities	12,138	10,831
Junior subordinated debentures	11,330	11,330
Long-term borrowings	27,000	27,180

Total liabilities	594,951	573,485

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:

Common stock, $.50 par value, 10,000,000 shares authorized; 4,067,330 and 2,795,198 shares issued, respectively, and 4,067,044 and 2,771,788 shares outstanding, respectively	2,034	1,407
Capital surplus	40,434	27,279
Retained earnings	20,359	17,381
Accumulated other comprehensive loss, net of tax	1,102	(108)

Total stockholders’ equity	63,929	45,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$658,880	$619,444

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2010	2009
INTEREST INCOME

Loans and leases	$7,111	$7,046
Interest bearing deposits at banks	1	—
Securities:
Taxable	496	479
Non-taxable	384	399

Total interest income	7,992	7,924
INTEREST EXPENSE
Deposits	1,444	1,624
Other borrowings	229	242
Junior subordinated debentures	86	90

Total interest expense	1,759	1,956
NET INTEREST INCOME	6,233	5,968
PROVISION FOR LOAN AND LEASE LOSSES	1,012	634

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	5,221	5,334
NON-INTEREST INCOME
Bank charges	471	562
Insurance service and fees	1,775	1,750
Net gain on sales of securities	—	10
Premium on loans sold	48	13
Bank-owned life insurance	117	111
Gain on bargain purchase	—	671
Other	712	712

Total non-interest income	3,123	3,829
NON-INTEREST EXPENSE
Salaries and employee benefits	3,708	3,216
Occupancy	707	687
Supplies	67	68
Repairs and maintenance	148	153
Advertising and public relations	88	133
Professional services	355	379
Technology and communications	265	173
Amortization of intangibles	221	222
FDIC insurance	312	167
Other	578	598

Total non-interest expense	6,449	5,796

INCOME BEFORE INCOME TAXES	1,895	3,367
INCOME TAX PROVISION	617	931

NET INCOME	$1,278	$2,436

Net income per common share-basic	$0.31	$0.87

Net income per common share-diluted	$0.31	$0.87

Cash dividends per common share	$0.20	$0.20

Weighted average number of common shares outstanding	4,067,044	2,795,198

Weighted average number of diluted shares outstanding	4,068,301	2,805,493

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2010	2009
INTEREST INCOME
Loans and leases	$21,101	$20,340
Interest bearing deposits at banks	5	1
Securities:
Taxable	1,279	1,202
Non-taxable	1,189	1,274

Total interest income	23,574	22,817
INTEREST EXPENSE
Deposits	4,213	5,345
Other borrowings	701	630
Junior subordinated debentures	250	315

Total interest expense	5,164	6,290
NET INTEREST INCOME	18,410	16,527
PROVISION FOR LOAN AND LEASE LOSSES	2,535	9,583

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	15,875	6,944
NON-INTEREST INCOME
Bank charges	1,462	1,685
Insurance service and fees	5,651	5,698
Net gain on sales of securities	6	16
Premium on loans sold	73	67
Bank-owned life insurance	359	466
Gain on bargain purchase	—	671
Other	2,253	2,500

Total non-interest income	9,804	11,103
NON-INTEREST EXPENSE
Salaries and employee benefits	11,042	9,656
Occupancy	2,188	2,064
Supplies	204	244
Repairs and maintenance	509	502
Advertising and public relations	447	365
Professional services	1,157	1,046
Technology and communications	653	572
Amortization of intangibles	679	668
FDIC insurance	755	550
Goodwill Impairment	—	1,984
Other	1,814	1,916

Total non-interest expense	19,448	19,567

INCOME (LOSS) BEFORE INCOME TAXES	6,231	(1,520)
INCOME TAX PROVISION (BENEFIT)	1,874	(856)

NET INCOME (LOSS)	$4,357	($664)

Net income (loss) per common share-basic	$1.26	($0.24)

Net income (loss) per common share-diluted	$1.26	($0.24)

Cash dividends per common share	$0.40	$0.61

Weighted average number of common shares outstanding	3,451,863	2,783,975

Weighted average number of diluted shares outstanding	3,454,984	2,787,617

See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	(Loss) Income	Stock	Total
Balance, January 1, 2009	$1,386	$26,696	$18,374	$(537)	$—	$45,919

Comprehensive loss:
Net Loss			(664)			(664)

Unrealized gain on available-for-sale, net of reclassification of gain of $10 (after tax) securities, net of tax effect of ($638)				993		993

Amortization of prior service cost on defined benefit plans and net loss net of tax effect of ($37)				57		57

Total comprehensive loss						386

Cash dividends ($0.61 per common share)			(1,695)			(1,695)

Stock options expense		100				100

Reissued 2,000 shares treasury stock under dividend reinvestment plan		(4)			27	23

Issued 13,911 shares under dividend reinvestment plan	7	153				160

Issued 9,499 shares under employee stock purchase plan	5	98				103

Purchased 2,000 shares for treasury					(27)	(27)

Balance, September 30, 2009	$1,398	$27,043	$16,015	$513	$—	$44,969

Balance, January 1, 2010	$1,407	$27,279	$17,381	$(108)	$—	$45,959

Comprehensive income:
Net Income			4,357			4,357

Unrealized gain on available-for-sale securities, net of reclassification of gain of $4 (after tax), net of tax effect of ($719)				1,154		1,154

Amortization of prior service cost on defined benefit plans and net loss net of tax effect of ($43)				56		56

Total comprehensive income						5,567

Cash dividends ($0.40 per common share)			(1,379)			(1,379)

Stock options expense		161				161

Issued 1,222,000 shares in common stock offering	611	12,824				13,435

Issued 5,996 shares under dividend reinvestment plan	3	84				87

Issued 10,250 shares under employee stock purchase plan	5	94				99

Issued 15,810 restricted shares	8	(8)				—

Balance, September 30, 2010	$2,034	$40,434	$20,359	$1,102	$—	$63,929

See Notes to Unaudited Consolidated Financial Statements

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES:
Interest received	$23,425	$22,160
Fees received	9,621	10,271
Interest paid	(5,635)	(6,687)
Cash paid to employees and suppliers	(15,710)	(15,068)
Pension plan contributions	(150)	—
Income taxes paid	(2,742)	(831)
Proceeds from sale of loans held for resale	7,705	12,691
Originations of loans held for resale	(8,043)	(13,348)

Net cash provided by operating activities	8,471	9,188

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(86,552)	(64,315)
Proceeds from maturities and calls	66,788	59,414
Held to maturity securities:
Purchases	(130)	(1,211)
Proceeds from maturities and calls	1,461	404
Life insurance proceeds	—	341
Additions to properties and equipment	(2,394)	(451)
Sale of other real estate	96	—
Increase in loans, net of repayments	(15,934)	(41,878)
Cash received in acquisitions	—	8,419
Cash paid on earn-out agreements	—	(40)

Net cash used in investing activities	(36,665)	(39,317)

FINANCING ACTIVITIES:
Proceeds from borrowings	3,554	9,355
Repayments of borrowings	(19,173)	(21,293)
Increase in deposits	35,778	47,605
Dividends paid	(566)	(1,136)
Purchase of treasury stock	—	(27)
Issuance of common stock	13,621	263
Re-issuance of treasury stock	—	23

Net cash provided by financing activities	33,214	34,790

Net increase in cash and equivalents	5,020	4,661

CASH AND CASH EQUIVALENTS:
Beginning of period	12,983	9,151

End of period	$18,003	$13,812

	(continued)

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)	$4,357	($664)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,405	1,289
Goodwill impairment	—	1,984
Deferred tax benefit	(665)	(1,548)
Provision for loan and lease losses	2,535	9,583
Net gain on sales of assets	—	(16)
Premium on loans sold	(73)	(67)
Stock options expense	161	100
Proceeds from sale of loans held for resale	7,705	12,691
Originations of loans held for resale	(8,043)	(13,348)
Changes in assets and liabilities affecting cash flow:
Other assets	109	(1,146)
Other liabilities	980	330

NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,471	$9,188

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisitions:
Fair value of
Assets acquired (noncash)	$—	$43,516
Liabilities assumed	$—	$51,215
See Notes to Unaudited Consolidated Financial Statements

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of filing.
2. SECURITIES
The amortized cost of securities and their approximate fair value at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
	(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$26,178	$1,260	$—	$27,438
States and political subdivisions	36,270	1,520	—	37,790

Total debt securities	$62,448	$2,780	$—	$65,228

Mortgage-backed securities:
FNMA	$10,935	$294	$—	$11,229
FHLMC	12,147	303	—	12,450
GNMA	4,879	103	—	4,982
CMO’S	724	23	—	747

Total mortgage-backed securities	$28,685	$723	$—	$29,408

FRB Stock	920	—	—	920
FHLB Stock	1,975	—	—	1,975

Total	$94,028	$3,503	$—	$97,531

Held to Maturity:
Debt securities
U.S. government agencies	—	—	—	—
States and political subdivisions	1,716	34	(12)	1,738

Total	$1,716	$34	$(12)	$1,738

	December 31, 2009
	(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$19,675	$123	$(86)	$19,712
States and political subdivisions	36,503	1,229	(2)	37,730

Total debt securities	$56,178	$1,352	$(88)	$57,442

Mortgage-backed securities:
FNMA	$9,385	$225	$(2)	$9,608
FHLMC	3,723	147	—	3,870
GNMA	362	16	—	378
CMO’S	1,001	—	(20)	981

Total mortgage-backed securities	$14,471	$388	$(22)	$14,837

FRB Stock	912			912
FHLB Stock	2,663	—	—	2,663

Total	$74,224	$1,740	$(110)	$75,854

Held to Maturity:
Debt securities
U.S. government agencies	35	—	—	35
States and political subdivisions	3,129	19	(50)	3,098

Total	$3,164	$19	$(50)	$3,133

Available for sale securities with a total fair value of $67.9 million and $65.2 million at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.
The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY. The Company had a total of $27.0 million and $46.1 million in borrowed funds with FHLBNY at September 30, 2010 and December 31, 2009, respectively. The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements. As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY. The Bank held $2.0 million and $2.7 million in FHLBNY stock as of September 30, 2010 and December 31, 2009, respectively, at fair value.
The scheduled maturities of debt and mortgage-backed securities at September 30, 2010 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	September 30, 2010
	Available for		Held to Maturity
	Sale Securities		Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Due in one year or less	$2,658	$2,701	$500	$501
Due after year one through five years	20,100	20,715	228	234
Due after five years through ten years	28,979	30,428	345	362
Due after ten years	39,396	40,792	643	641

Total	$91,133	$94,636	$1,716	$1,738

Information regarding unrealized losses within the Company’s available for sale securities at September 30, 2010 and December 31, 2009, is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

September 30, 2010
(in thousands)
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Debt securities:
U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	—	—			—	—

Total debt securities	$—	$—	$—	$—	$—	$—

Mortgage-backed securities:
FNMA	$—	$—	$—	$—	$—	$—
GNMA	—	—	—	—	—	—
FHLMC	—	—			—	—
CMO’S	—	—	—	—	—	—

Total mortgage-backed securities	$—	$—	$—	$—	$—	$—

Held to Maturity:
Debt securities:
States and political subdivisions	$129	$(1)	$455	$(11)	$584	$(12)

Total temporarily impaired securities	$129	$(1)	$455	$(11)	$584	$(12)

	December 31, 2009
	(in thousands)
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Debt securities:
U.S. government agencies	$14,589	$(86)	$—	$—	$14,589	$(86)
States and political subdivisions	591	(2)	—	—	591	(2)

Total debt securities	$15,180	$(88)	$—	$—	$15,180	$(88)

Mortgage-backed securities:
FNMA	$3,079	$(1)	$80	$(1)	$3,159	$(2)
FHLMC	—	—	—	—	—	—
CMO’S	—	—	981	(20)	981	(20)

Total mortgage-backed securities	$3,079	$(1)	$1,061	$(21)	$4,140	$(22)

Held To Maturity:
Debt securities:
States and political subdivisions	$695	$(50)	$—	$—	$695	$(50)

Total temporarily impaired securities	$18,954	$(139)	$1,061	$(21)	$20,015	$(160)

Management has assessed the securities available for sale in an unrealized loss position at September 30, 2010 and December 31, 2009 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.
The Company has not recorded any other-than-temporary impairment charges in 2010 or 2009, the gross unrealized losses amounted to less than 0.1% of the total fair value of the securities portfolio at September 30, 2010 and December 31, 2009, and the gross unrealized loss position decreased by $148 thousand from December 31, 2009 to September 30, 2010. Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future. The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.
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
There are three levels of inputs to fair value measurements:
•	Level 1, meaning the use of quoted prices for identical instruments in active markets;

•	Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and
•	Level 3, meaning the use of unobservable inputs.
Observable market data should be used when available.
At September 30, 2010 and December 31, 2009, the estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$18,003	$18,003	$12,983	$12,983

Securities	$99,247	$99,269	$79,018	$78,987

Loans and leases, net	$495,489	$511,337	$482,597	$491,590

Financial liabilities:
Deposits	$535,286	$536,368	$499,508	$499,912

Other borrowed funds and securities sold under agreements to repurchase	$36,197	$37,557	$51,816	$52,362

Junior subordinated debentures	$11,330	$11,330	$11,330	$11,330

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
Commitments to extend credit and standby letters of credit. As described in Note 7 — “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at September 30, 2010 and December 31, 2009. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at September 30, 2010 and December 31, 2009 approximates the recorded amounts of the related fees, which are not considered material.
The following table presents the fair-value hierarchy levels for those financial instruments disclosed in the previous table which are measured at fair value on both a recurring and non-recurring basis at September 30, 2010 and December 31, 2009:

	Fair Value Measurement
	Level 1	Level 2	Level 3	Fair Value
September 30, 2010
Securities available-for-sale:
U.S. government agencies	$—	$27,438	$—	$27,438
States and political subdivisions	—	37,790	—	37,790
Mortgage-backed securities	—	29,408	—	29,408
FHLB stock	—	1,975	—	1,975
FRB stock	—	920	—	920
Net impaired loans	—	—	7,077	7,077

December 31, 2009
Securities available-for-sale:
U.S. government agencies	$—	$19,712	$—	$19,712
States and political subdivisions	—	37,730	—	37,730
Mortgage-backed securities	—	14,837	—	14,837
FHLB stock	—	2,663	—	2,663
FRB stock	—	912	—	912
Net impaired loans	—	—	7,611	7,611
Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). For the Company, these include impaired loans and goodwill and intangible assets. The Company evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Fair value is estimated based on the value of the collateral securing these loans. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business. Impaired loans had a gross value of $9.5 million, with a valuation allowance of $2.4 million, at September 30, 2010, compared to a gross value for loans and leases of $8.8 million, with a valuation allowance of

$1.2 million, at December 31, 2009. The changes in Level 3 assets measured at estimated fair value during the nine months ended September 30, 2010 are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Net impaired loans — December 31, 2009	7,611
Included in earnings/change in net assets	(3,058)
Sales, settlements, and payments	(1,796)
Transfers into Level 3, net	4,320

Net impaired loans — September 30, 2010	7,077

The Company measures the fair value of its reporting units annually, as of December 31st, using Level 3 inputs, utilizing the market value and income methods to determine if its goodwill and intangible assets are impaired. When using the cash flow models, management considers historical information, the Company’s operating budget, and the Company’s strategic goals in projecting net income and cash flows for the next five years. Due to the fact that the Company’s stock price was below the book value per share at September 30, 2010, management performed a goodwill impairment test at September 30, 2010. Management valued TEA, the reporting unit with goodwill, using cash flow modeling techniques. The fair value of TEA substantially exceeded its carrying value in the test. As a test for reasonableness, management also ascribed a value to the total Company by adjusting the market capitalization by accounting for stock market volatility and a control premium. Management did not use other transactions for comparable valuation multiples to earnings for the total Company because there was not a meaningful sample of similar transactions to gain any comfort from using them for valuation purposes. The methodology used in the third quarter 2010 test was identical to those used in the test performed as of December 31, 2009 and described in more detail in the Application of Critical Accounting Estimates section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2009. There were no impairment charges as a result of the tests performed on September 30, 2010 and December 31, 2009.
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
The following table sets forth information regarding the allowance for loan and lease losses for the nine month periods ended September 30, 2010 and 2009. It should be noted that on June 30, 2009, the Company placed its direct financing lease portfolio into held-for-sale status, thereby reducing the allowance for lease losses to zero. The market value was determined to be $7.2 million less than the book value. The portfolio was subsequently placed back into held-for-investment as of September 30, 2009 after management determined that a greater value for the portfolio would be realized by keeping it rather than selling it. The portfolio was re-classified as held-for-investment using the same $7.2 million mark. Since that time, leases that are determined to have zero value are applied to the remaining mark, rather than charged off through allowance. As of September 30, 2010, the Company had an allowance for lease losses of $1.1 million and a remaining mark of $2.1 million. Leases written off against the mark were $0.3 million and $2.0 million for the three and nine months ended September 30, 2010, compared with $1.4 million in the three and nine month periods ended September 30, 2009.
Allowance for loan and lease losses

	Nine months ended September 30,
	2010	2009
	(in thousands)
Beginning balance, January 1	$6,971	$6,087
Charge-offs:
Real estate	(154)	(35)
Direct financing leases	—	(9,483)
Commercial	(223)	(280)
Consumer loans	(3)	(12)
Other	(45)	(35)

Total charge-offs	(425)	(9,845)

Recoveries:
Real estate	1	—
Direct financing leases	—	212
Commercial	—	9
Consumer loans	—	1
Other	17	16

Total recoveries	18	238

Net charge-offs	(407)	(9,607)

Provision for loan and lease losses	2,535	9,583

Ending balance, September 30	$9,099	$6,063

Ratio of allowance for loan and lease loss to total loans and leases	1.80%	1.27%

5. PER SHARE DATA
The common stock per share information is based upon the weighted average number of shares outstanding during each period. The Company had 1,257 and 3,121 dilutive shares for the three and nine month periods ended September 30, 2010. This compares with 10,295 and 3,642 dilutive shares for the three and nine month periods ended September 30, 2009.
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and nine months periods ended September 30, 2010 there were approximately 269,340 and 172,764 shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive. There were 264,989 and 171,578 potentially anti-dilutive shares for the three and nine month periods ended September 30, 2009.
6. SEGMENT INFORMATION
The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010
		(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$6,286	($53)	$6,233

Provision for loan and lease losses	1,012	—	1,012

Net interest income (expense) after provision for loan and lease losses	5,274	(53)	5,221

Non-interest income	1,348	—	1,348

Insurance service and fees	—	1,775	1,775

Non-interest expense	5,095	1,354	6,449

Income before income taxes	1,527	368	1,895

Income tax provision	474	143	617

Net income	$1,053	$225	$1,278

	Three Months Ended September 30, 2009
		(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$5,996	($28)	$5,968

Provision for loan and lease losses	634	—	634

Net interest income (expense) after provision for loan and lease losses	5,362	(28)	5,334

Non-interest income	2,079	—	2,079

Insurance service and fees	—	1,750	1,750

Non-interest expense	4,423	1,373	5,796

Income before income taxes	3,018	349	3,367

Income tax provision	796	135	931

Net income	$2,222	$214	$2,436

	Nine Months Ended September 30, 2010
		(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$18,562	($152)	$18,410

Provision for loan and lease losses	2,535	—	2,535

Net interest income (expense) after provision for loan and lease losses	16,027	(152)	15,875

Non-interest income	4,153	—	4,153

Insurance service and fees	—	5,651	5,651

Non-interest expense	15,257	4,191	19,448

Income before income taxes	4,923	1,308	6,231

Income tax provision	1,369	505	1,874

Net income	$3,554	$803	$4,357

	Nine Months Ended September 30, 2009
		(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$16,640	($113)	$16,527

Provision for loan and lease losses	9,583	—	9,583

Net interest income (expense) after provision for loan and lease losses	7,057	(113)	6,944

Non-interest income	5,405	—	5,405

Insurance service and fees	—	5,698	5,698

Non-interest expense	15,505	4,062	19,567

(Loss) Income before income taxes	(3,043)	1,523	(1,520)

Income tax (benefit) provision	(1,444)	588	(856)

Net (loss) income	($1,599)	$935	($664)

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

	September 30, 2010	December 31, 2009
	(in thousands)
Commitments to extend credit	$105,544	$90,994

Standby letters of credit	3,750	3,316

Total	$109,294	$94,310

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
The Company is subject to possible litigation proceedings in the normal course of business. As of September 30, 2010 and December 31, 2009, there were no claims pending against the Company that management considered material.

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
The Bank used an actuarial method of amortizing prior service cost and unrecognized net gains or losses which result from actual expense and assumptions being different than those that are projected. The amortization method the Bank used recognized the prior service cost and net gains or losses over the average remaining service period of active employees. The Bank contributed $150,000 to its defined benefit pension plan in July 2010.
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
The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the nine month periods ended September 30, 2010 and 2009:

	Nine months ended September 30,
	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2010	2009	2010	2009
Service cost	$—	$—	$123	$45

Interest cost	161	161	141	135

Expected return on plan assets	(146)	(127)	—	—

Amortization of prior service cost	—	—	65	42

Amortization of the net loss	26	42	8	10

Net periodic cost	$41	$76	$337	$232

9. RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of the ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. To achieve that objective, an entity should provide disclosures on a disaggregated basis, including portfolio segment and class of financing receivable. The ASU lists a number of additional disclosures that will be required to be provided by entities once the ASU is adopted. The new guidance is effective for interim periods ending after December 15, 2010. The Company will adopt ASU 2010-20 for the year ended December 31, 2010. The ASU will have a significant impact on the amount of information disclosed by the Company about the credit quality of its loans and leases and the allowance for loan and lease losses.

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
Goodwill
The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model. The goodwill impairment testing is typically performed annually on December 31st. Since the stock price of the Company was below the book value per share at September 30, 2010, another goodwill impairment test was performed. No impairment charges were incurred as a result of the test and the fair value of the tested reporting unit substantially exceeded its fair value.
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
ANALYSIS OF FINANCIAL CONDITION
Loan and Lease Activity
Total loans and leases grew to $504.6 million at September 30, 2010, reflecting a $1.6 million or 0.3% increase from June 30, 2010 and a 3.1% increase from December 31, 2009. Loans secured by real estate were $410.6 million at September 30, 2010, an increase of $0.5 million or 0.1% from June 30, 2010 and a $21.1 million or 5.4% increase from December 31, 2009. The two portfolios that grew the most in the second quarter were construction loans and commercial and industrial (C&I) loans.
In 2008 and 2009, some of the Bank’s larger banking competitors and the conduit markets curtailed their lending activities somewhat and consequently created opportunities in the local commercial real estate market for smaller banks, such as the Bank. The increased opportunities resulted in the Bank’s strong commercial real estate growth rates. Given the Bank’s experienced and local lending team, its history of low commercial real estate losses, and knowledge of its customers, management feels comfortable that its growth in commercial real estate over the past couple years has put quality assets on the balance sheet. However, the Company’s strategy has shifted to a more diverse loan portfolio not as heavily reliant on commercial real estate for growth. This is evidenced in the lack of growth in commercial and multi-family real estate loans in the third quarter while C&I loans increased $4.4 million, or 7.1% from June 30, 2010. C&I loans traditionally provide banks with a better opportunity to gain new commercial deposits and establish deeper relationships.
The national direct financing lease portfolio declined $3.9 million during the third quarter and has declined $12.7 million year-to-date to $18.7 million at September 30, 2010 as the Company ceased lease originations in the second quarter of 2009 and is winding down the portfolio and exiting this business line. In the third quarter of 2009, the Company announced that it had ceased its marketing efforts to sell the portfolio and intends to service the portfolio until maturity. The national direct financing lease portfolio currently comprises 3.7% of the Company’s total loan and lease portfolio, down from 4.5% at June 30, 2010 and 6.4% at December 31, 2009.
Residential 1-4 family real estate loans decreased $1.3 million from June 30, 2010 and $2.2 million from December 31, 2009. Recent efforts by the federal government to stimulate housing demand in the face of the economic recession have lowered residential home mortgage rates and resulted in stronger consumer real estate demand. 2009 was the high point of the Bank’s residential mortgage demand, with demand slowing somewhat in 2010 as the low rate environment has been in place for so long that many of the consumers who would be candidates to re-finance have already done so. Although demand has abated in 2010 somewhat, it is still higher than the typical volume previously experienced in the Company’s history. Given the low fixed rates and long terms of the loans being originated, the Company has sold many of its originated residential mortgage loans. This, along with prepayments from existing customers re-financing their homes, has resulted in decreased consumer real estate balances at September 30, 2010 when compared with June 30, 2010 and December 31, 2009.
The Bank sells these fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages. During the three month period ended September 30, 2010, the Bank sold mortgages to FNMA totaling $2.8 million, as compared with $4.0 million sold during the three month period ended September 30, 2009. During the nine month period ended September 30, 2010, the Bank sold mortgages to FNMA totaling $7.6 million, as compared with $12.6 million during the nine month period ended September 30, 2009. Sales to FNMA decreased due to a decline in originations. At September 30, 2010, the Bank had a loan servicing portfolio principal balance of $41.3 million upon which it earns servicing fees, as compared with $40.3 million at June 30, 2010 and $37.4 million at December 31, 2009. The value of the mortgage servicing rights for that portfolio was $0.3 million at September 30, 2010, compared with $0.4 million at June 30, 2010 and $0.3 million at December 31, 2009. The value of the mortgage servicing rights has not increased in perfect correlation to the increase in the size of the servicing portfolio because the historic low interest rate environment portends more prepayments and refinancing of loans in the servicing portfolio with higher coupon rates, reducing the amount of time the Company has to earn servicing fees from FNMA. Residential mortgage loans held-for-sale were $0.7 million at September 30, 2010, compared with

$0.3 million at June 30, 2010 and $0.3 million at December 31, 2009. The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.
Loan and Lease Portfolio Composition
The following table presents selected information on the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated.

	September 30, 2010	December 31, 2009
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$78,591	$80,775
Commercial and multi-family	255,621	244,242
Construction	30,764	21,010
Second mortgages	6,439	7,813
Home equity lines of credit	39,179	35,633

Total real estate loans	410,594	389,473

Direct financing leases	18,745	31,486
Commercial and industrial loans	66,576	60,345
Consumer loans	2,905	2,957
Other	5,453	4,782
Net deferred loan origination costs	315	525

	504,588	489,568
Allowance for loan losses	(9,099)	(6,971)

Loans, net	$495,489	$482,597

Other loans include $0.9 million and $0.2 million at September 30, 2010 and December 31, 2009, respectively, of overdrawn deposit accounts classified as loans.
Leasing Portfolio
Net loan and lease charge-offs were $0.2 million and $0.4 million for the three and nine month periods ended September 30, 2010 as compared with $0.1 million and $9.6 million in the three and nine month periods ended September 30, 2009. Nearly all of the net charge-offs for 2009 was in the Company’s leasing portfolio. What follows is an explanation of the sequence of events for ENL over the past 18 months, followed by a table illustrating the history of the leasing portfolio’s accounting over the past 15 months.
The rapid deterioration of the portfolio, the lack of strategic fit in the Company’s community banking business model, and the sensitivity of direct financing leases to the economic environment led management to make the strategic decision in April 2009 to exit the national direct financing lease business and market the portfolio for sale. This decision resulted in the classification of the leasing portfolio as held-for-sale and the portfolio being marked to its market value at June 30, 2009. The mark-to-market adjustment was $7.2 million. At September 30, 2009, management determined to keep the lease portfolio, terminated its plans to actively market the portfolio for sale, and the portfolio was placed back into held-for-investment at the revised carrying amount as of June 30, 2009. The difference between the principal value and the carrying value, initially created by the mark-to-market adjustment at June 30, 2009, reduces over time as individual leases deteriorate, become uncollectible, and are written off. The allowance for lease losses was zero at June 30, 2009 when the portfolio was classified as held-for-sale and reported at its fair market value. With the portfolio classified as held-for-investment at September 30, 2010, the portfolio has been evaluated in accordance with the Company’s normal credit review policies in determining the appropriate allowance for lease losses. During the third quarter of 2010, $0.3 million in leases were deemed uncollectible and the difference between the principal value and carrying value of the leases declined from $2.4 million to $2.1 million. This is a decline in the quarterly write-offs from $0.6 million in the second quarter of 2010 and $1.1 million in the first quarter of 2010. Non-performing leases of $2.4 million at September 30, 2010 have declined from $2.9 million at December 31, 2009, but remained flat compared with $2.4 million at June 30, 2010. Leases still accruing but delinquent 31 days or more were $0.4 million at September 30, 2010, an increase from $0.2 million at June 30, 2010 and $0.3 million at December 31, 2009. With charge-offs continuing to reduce the remaining mark on the leasing portfolio and non-accruing and delinquent leases not correspondingly declining, management determined that an additional $0.3 million in reserve for lease losses was appropriate at September 30, 2010.

	($ in thousands)
	2010			2009
	September 30,	June 30,	March 31,	December 31,	September 30,

Leasing Principal Balance	$20,869	$25,142	$29,788	$35,645	$41,950
Mark	(2,124)	(2,469)	(3,084)	(4,159)	(5,732)

Leasing Carrying Value	$18,745	$22,673	$26,704	$31,486	$36,218

Mark-to-Market Adjustment	$2,469	$3,084	$4,159	$5,732	$7,164
Net Write-Offs	(345)	(615)	(1,075)	(1,573)	(1,432)

Remaining Mark	$2,124	$2,469	$3,084	$4,159	$5,732

	For the three months ended			For the three months ended
	2010			2009
	September 30,	June 30,	March 31,	December 31,	September 30,

Allowance for lease losses	$772	$772	$0	$0	$0
Provision for leases	305	—	772	—	—
Leasing net charge-offs	—	—	—	—	—

Allowance for lease losses	$1,077	$772	$772	$0	$0

Total mark plus allowance	$3,201	$3,241	$3,856	$4,159	$5,732
Mark + allowance/leasing
principal balance	15.34%	12.89%	12.94%	11.67%	13.66%
Non-Performing Loans and Leases
Total non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled $9.9 million, or 1.96% of total loans and leases outstanding, at September 30, 2010, compared with $11.1 million, or 2.20% of total loans and leases outstanding at June 30, 2010 and $12.9 million, or 2.64% at December 31, 2009. In the third quarter, two loans totaling $1.4 million were removed from the 90 days past due and still accruing category. One of the loans, for $0.8 million, was extended under normal terms after administrative delays caused the loan to go past its original maturity date, and is no longer categorized as a non-performing loan. The other loan, for $0.6 million, was a construction loan and was put on nonaccrual status and is still considered a non-performing loan. Most of the rest of the decline in nonperforming loans in the quarter ($0.2 million) is attributable to charge-offs of previously non-performing loans.
Non-accruing mortgage loans on real estate were $5.1 million as of September 30, 2010, up from $4.5 million at June 30, 2010 and $4.3 million at December 31, 2009. The increase is primarily attributable to the aforementioned downgrade of a $0.6 million construction loan from the former Waterford portfolio.
Non-accruing direct financing leases were $2.4 million at September 30, 2010, flat compared with the $2.4 million balance at June 30, 2010, but lower than the $2.9 million balance at December 31, 2009. Most of the Company’s direct financing lease write-offs are coming from those in non-accruing status. Thus far in 2010, leasing write-offs have outpaced the rate of formerly performing leases being placed into non-accrual status, resulting in the decrease in non-accruing leases.
Non-accruing commercial and industrial loans were $1.7 million at September 30, 2010, compared with $1.9 million at June 30, 2010 and $1.4 million at December 31, 2009. The decrease in the quarter was related to the charge-off of a commercial and industrial loan for $0.2 million. The increase since December was primarily caused by the downgrading of two commercial loan relationships in the second quarter.

Loans 90 days past due and still accruing were $0.5 million at September 30, 2010, a decrease from $2.0 million at June 30, 2010 and $4.1 million at December 31, 2009. The two loans remaining in this category are more than 90 days past the initial maturity. The Bank intends to either extend the loans under normal underwriting criteria and market terms or receive payment in full. The delay in refinancing or repayment is generally due to administrative, legal, or other processing matters, and not due to the ability to pay or creditworthiness of the borrower. Of the matured loans that made up this balance at December 31, 2009, March 31, 2010, and June 30, 2010, all except the construction loan for $0.6 million at June 30, 2010 that went into nonaccrual were renewed under normal underwriting criteria and market terms or paid in full.
The following table sets forth information regarding non-performing loans and leases as of the dates specified.

	September 30, 2010	December 31, 2009
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate
Residential 1-4 family	$816	$1,076
Commercial and multi-family	2,102	2,713
Construction	1,966	417
Second mortgages	74	—
Home equity lines of credit	189	128

Total mortgage loans on real estate	5,147	4,334

Direct financing leases	2,372	2,905

Commercial and industrial loans	1,661	1,400

Consumer loans	200	197

Total non-accruing loans and leases	$9,380	$8,836

Accruing loans and leases 90+ days past due	523	4,112

Total non-performing loans and leases	$9,903	$12,948

Total non-performing loans and leases as a percentage of total assets	1.50%	2.09%
Total non-performing loans and leases as a percentage of total loans and leases	1.96%	2.64%
For the three and nine month periods ended September 30, 2010, gross interest income that would have been reported on non-accruing loans and leases had they been current was $186 thousand and $506 thousand, respectively. For the three and nine month periods ended September 30, 2009, gross interest income that would have been reported on non-accruing loans and leases had they been current was $70 thousand and $287 thousand, respectively. The amount has increased year-over-year to the higher level of non-accruing loans and leases. There was $13 thousand and $53 thousand of interest income on non-accruing loans and leases included in net income for the three and nine month periods ended September 30, 2010. There was $71 thousand and $200 thousand of interest income on non-accruing loans and leases included in net income for the three and nine month periods ended September 30, 2009. This amount has decreased as more loans and leases were added to non-accruing status in the prior year than in the current year, resulting in more loans and leases in 2009 that earned income prior to be putting in non-accruing status
The Company had $1.6 million in loans and leases that were restructured in a troubled debt restructuring at September 30, 2010, compared with $1.9 million at June 30, 2010 and $2.2 million at December 31, 2009. $0.5 million, $0.6 million, and $0.9 million of the troubled debt restructurings at September 30, 2010, June 30, 2010, and December 31, 2009, respectively, were in non-accrual. All of the restructurings were undertaken in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial issues. The general practice of the Company is to work with borrowers so that they are able to pay back their loan or lease in full. If a borrower continues to be delinquent or cannot meet the terms of a troubled debt restructuring, the loan or lease will be placed in nonaccrual or charged off.
The allowance for loan and lease losses totaled $9.1 million or 1.80% of total loans and leases outstanding at September 30, 2010, as compared with $8.3 million or 1.65% of total loans and leases outstanding at June 30, 2010, and $7.0 million or 1.42% of total loans and leases outstanding as of December 31, 2009. The allowance increase this year has resulted from a $2.5 million provision for loan and lease losses while maintaining fairly low charge-off levels at 0.11% of average loans and leases, or $0.4 million. The provision has resulted from an upward trend in loans categorized as special mention or substandard in the Company’s internal credit ratings, loan growth, and additional reserve needed for the leasing portfolio as non-performing leases have not declined in tandem with the roll-off of the portfolio. However, despite the relatively high level of provision for loan and lease losses, the Company’s charge-off level had remained better than industry averages at $0.4 million, or 0.11% of average loans and leases for the year to date.
At September 30, 2010, the Company had $35.1 million in loans remaining from its FDIC-assisted acquisition of Waterford Village Bank (“Waterford”) in July 2009. $2.2 million, or 6.4%, of the loans in the former Waterford portfolio are non-accruing and considered non-performing. The indemnification asset, which represents the expected proceeds from FDIC loss share claims related to former Waterford loans which are charged off, was $0.9 million at September 30, 2010, compared with $1.0 million at June 30, 2010 and $1.4 million at December 31, 2009. The asset declines as losses are reimbursed by the FDIC or losses are not incurred as initially recorded.
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
Investing Activities
Total securities were $99.3 million at September 30, 2010, reflecting a $2.1 million, or 2.16%, increase from $97.2 million at June 30, 2010 and a $20.3 million, or 25.7%, increase from $79.0 million at December 31, 2009. In the second quarter of 2010, the Company raised net proceeds of $13.4 million through a registered offering of shares of its common stock and experienced deposit growth that outpaced loan growth. With cash and interest-bearing deposits at correspondent banks paying close to zero in this historically low interest rate environment, management purchased investment securities of various types and maturities to better utilize the excess capital. Compared with December 31, 2009, as of September 30, 2010, the Company added $7.7 million in U.S. government-sponsored agency bonds, $0.1 million in tax-advantaged municipal bonds, and $14.6 million in U.S. government-sponsored mortgage-backed securities. Securities and interest-bearing deposits at correspondent banks made up 16.9% of the Bank’s total average interest earning assets in the third quarter of 2010, compared with 15.1% in the second quarter of 2010 and 15.6% in the third quarter of 2009.
Due to the mix of the investment security purchases made in 2010, the Company’s concentration in tax-advantaged municipal bonds decreased from 51.7% at December 31, 2009 to 39.8% at September 30, 2010 and the concentration in government-sponsored mortgage-backed securities increased from 18.8% at December 31, 2009 to 29.6% at September 30, 2010. U.S. government-sponsored agency bonds of various types comprised 27.6% of the portfolio at September 30, 2010 versus 25.0% at December 31, 2009. As a member of both the Federal Reserve System and FHLBNY, the Bank is required to hold stock in those entities. These investments made up 2.9% of the portfolio at September 30, 2010 versus 4.5% at December 31, 2009. The credit quality of the securities portfolio as a whole is believed to be strong as the portfolio is in an overall unrealized net gain position, with no individual securities in a significant unrealized loss position. With interest rates at historical lows, the unrealized gain position of the investment portfolio increased from $1.6 million and $2.7 million at December 31, 2009 and June 30, 2010, respectively, to $3.5 million at September 30, 2010.
The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The average expected life of the securities portfolio was 3.4 years as of September 30, 2010 compared with 3.6 years at June 30, 2010 and 3.2 years as of December 31, 2009. Available-for-sale securities with a total fair value of $67.9 million, $69.9 million, and $65.2 million at September 30, 2010, June 30, 2010 and December 31, 2009, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.
Funding Activities
Total deposits at September 30, 2010 were $535.3 million, reflecting a $0.3 million, or 0.1%, decrease from June 30, 2010, but a $35.8 million, or 7.2%, increase from December 31, 2009. Demand deposits at September 30, 2010 were $94.8 million, reflecting a $1.1 million or 1.1% decrease from June 30, 2010, but a $7.0 million or 7.9% increase from December 31, 2009. Demand deposit balances fluctuate day-to-day based on the high volume of transactions normally associated with the demand product, and therefore average demand deposit growth is a better measure of sustained growth. Average demand deposits during the three month period ended September 30, 2010 were 7.9% higher than the second quarter of 2010 and 10.8% higher than the prior year’s third quarter. Most of the Company’s growth in demand deposits has come from commercial customers.
In 2010, the Company’s deposit growth vehicle has shifted from the premium money market savings product to its complementary Better Checking and Better Savings products, which are included in the NOW and regular savings deposit categories on the financial statements, respectively. The Better Checking product, introduced in the fourth quarter of 2009, is unique in the Bank’s Western New York footprint as it pays a premium interest rate as a reward to customers who demonstrate a deep relationship with the Company as evidenced by regular use of their debit card, use of direct deposit, and electronic statements. Overall, NOW deposits increased $4.7 million, or 18.4%, in the third quarter, and $14.8 million, or 94.6% for the first nine months of the year. Regular savings deposits increased $3.6 million, or 1.5%, in the third quarter of 2010 after the Better Savings product was introduced during the second quarter. Regular savings deposits of $242.9 million at September 30, 2010 are up $13.3 million from the end of last year.
The Company experienced a decline in its muni-vest savings product in the third quarter. The Company’s muni-vest savings portfolio includes a small number of municipal customers. The balance of the portfolio can experience a large amount of volatility based on property tax inflow seasonality and the specific circumstances of a small number of rate-sensitive municipal customers. Muni-vest deposits were $22.8 million at September 30, 2010, $27.7 million at June 30, 2010, and $23.4 million at December 31, 2009. Time deposits were $144.4 million at September 30, 2010, compared with $147.0 million at June 30, 2010 and $143.0 million at December 31, 2009. After a successful promotion of 5 year certificates of deposit in the second quarter, market interest rates fell further in the third quarter. The lower rates on the long end of the yield curve have once again reduced the consumer demand for longer-term deposits.
Short-term borrowings, which typically include the Bank’s overnight line of credit and other advances with the FHLBNY and other short-term notes, remained at $0.1 million at September 30, 2010, unchanged from $0.1 million at June 30, 2010. However, this does represent a significant decrease from $19.1 million at December 31, 2009. Because the Company’s deposit growth has outpaced its loan growth this year and with the injection of cash from the common stock offering in the second quarter of 2010, the Bank’s outstanding overnight line of credit with FHLBNY, which was $19.1 million at December 31, 2009, was reduced to zero at June 30, 2010 and September 30, 2010. Long-term borrowings at September 30, 2010 remained unchanged from the June 30, 2010 balance of $27.0 million, and down slightly from $27.2 million at December 31, 2009.

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

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$496,037	$7,111	5.73%	$455,509	$7,046	6.19%
Taxable securities	59,091	496	3.36%	43,471	479	4.41%
Tax-exempt securities	39,515	384	3.89%	38,842	399	4.11%
Interest bearing deposits at banks	2,189	1	0.18%	1,623	—	0.05%

Total interest-earning assets	596,832	$7,992	5.36%	539,445	$7,924	5.88%

Non interest-earning assets:

Cash and due from banks	13,818			13,125
Premises and equipment, net	10,772			9,456
Other assets	34,813			32,756

Total Assets	$656,235			$594,782

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$26,684	$70	1.05%	$9,588	$5	0.21%
Regular savings	240,424	421	0.70%	209,406	520	0.99%
Muni-Vest savings	25,162	29	0.46%	31,908	35	0.44%
Time deposits	145,202	924	2.55%	149,354	1,064	2.85%
Other borrowed funds	27,490	224	3.26%	36,004	236	2.62%
Junior subordinated debentures	11,330	86	3.04%	11,330	90	3.18%
Securities sold U/A to repurchase	7,748	5	0.26%	5,201	5	0.38%

Total interest-bearing liabilities	484,040	$1,759	1.45%	452,791	$1,955	1.73%

Noninterest-bearing liabilities:
Demand deposits	96,669			87,275
Other	11,099			11,318

Total liabilities	$591,808			$551,384

Stockholders’ equity	64,427			43,398

Total Liabilities and Equity	$656,235			$594,782

Net interest earnings		$6,233			$5,969

Net interest margin			4.18%			4.43%

Interest rate spread			3.91%			4.15%

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$490,881	$21,101	5.73%	$427,263	$20,340	6.35%
Taxable securities	47,498	1,279	3.59%	40,135	1,202	3.99%
Tax-exempt securities	39,586	1,189	4.00%	40,484	1,274	4.20%
Interest bearing deposits at banks	3,744	5	0.18%	1,118	1	0.12%

Total interest-earning assets	581,709	$23,574	5.40%	509,000	$22,817	5.98%

Non interest-earning assets:

Cash and due from banks	12,714			12,182
Premises and equipment, net	9,824			9,621
Other assets	35,042			32,532

Total Assets	$639,289			$563,335

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$22,922	$163	0.95%	$10,923	$24	0.29%
Regular savings	235,393	1,227	0.70%	188,004	1,767	1.25%
Muni-Vest savings	30,381	110	0.48%	33,671	169	0.67%
Time deposits	142,213	2,713	2.54%	140,831	3,385	3.20%
Other borrowed funds	33,164	685	2.75%	32,707	614	2.50%
Junior subordinated debentures	11,330	250	2.94%	11,330	316	3.72%
Securities sold U/A to repurchase	7,277	16	0.29%	4,997	15	0.40%

Total interest-bearing liabilities	482,680	$5,164	1.43%	422,463	$6,290	1.99%

Noninterest-bearing liabilities:
Demand deposits	90,112			83,975
Other	10,813			12,173

Total liabilities	$583,605			$518,611

Stockholders’ equity	55,684			44,724

Total Liabilities and Equity	$639,289			$563,335

Net interest earnings		$18,410			$16,527

Net interest margin			4.22%			4.33%

Interest rate spread			3.97%			3.99%

Net Income
Net income for the third quarter of 2010 was $1.3 million, or $0.31 per diluted share, compared with a net income of $2.4 million, or $0.87 per diluted share, in the third quarter of 2009. The decrease in net income was largely due to a higher provision for loan and lease losses, the gain on bargain purchase related to the Waterford acquisition recognized in last year’s third quarter, and higher non-interest expenses. The provision for loan and lease losses increased from $0.6 million to $1.0 million year-over-year. Included in the 2010 third quarter was a $0.3 million provision for the Company’s discontinued leasing portfolio. There was no provision for leasing in last year’s third quarter. The reasons for the increased provision are discussed above under “Analysis of Financial Condition — Leasing Portfolio.” For the year-to-date period, net income in 2010 was $4.4 million, or $1.26 per diluted share, compared with a net loss of ($0.7) million, or ($0.24) per diluted share in 2009. The significant increase in net income was largely due to a lower provision for loan and lease losses in the first nine months of 2010. For the nine month period ended September 30, 2009 and September 30, 2010, the provision for loan and lease loss decreased from $9.6 million to $2.5 million, respectively. The Company incurred significantly higher provision for lease losses in the first two quarters of 2009 when compared with the first two quarters of 2010, which more than offset the increased provision in the third quarter of 2010. Also, for the year-to-date comparative, there was a $2.0 million goodwill impairment charge related to the Company’s leasing reporting unit in the first quarter of 2009. The return on average equity was 7.93% and 10.43% for the three and nine month periods ended September 30, 2010, compared with 22.45% and (1.98%) in the same periods in 2009. Return on average equity decreased for the three month comparison due to lower net income in the 2010 third quarter and higher average equity for the 2010 third quarter from the secondary common stock offering in May 2010. The increase in return on average equity for the nine month period is due to higher net income in 2010.
“Net operating income” (as defined in the following Supplemental Non-GAAP Disclosure) is net income adjusted for what management considers “non-operating” items. Net operating income for the three and nine month periods ended September 30, 2010 was $1.4 million, or $0.34 per diluted share, and $4.8 million, or $1.38 per diluted share, respectively, compared with a net operating income of $2.2 million, or $0.77 per diluted share, and $0.5 million, or $0.19 per diluted share in the same periods for 2009. The decrease in the three month comparison is due to the increase in leasing provision and non-interest expenses related to investments in people and infrastructure. The increase in the nine month comparison is due to the decrease in the provision for loan and lease losses as well as the increase in net interest income.
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

Reconciliation of GAAP Net Income (Loss) to Net Operating Income (non-GAAP)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share)	2010	2009	2010	2009
GAAP Net Income (Loss)	$1,278	$2,436	$4,357	($664)
Gain on sale and call of securities [1]	—	(6)	(4)	(10)
Goodwill impairment charge [1]	—	—	—	1,210
Amortization of intangibles [1]	135	135	414	408
Gain on bargain purchase [1]	—	(409)	—	(409)

Net operating income [2]	$1,413	$2,156	$4,767	$535

GAAP diluted earnings (loss) per share	$0.31	$0.87	$1.26	($0.24)
Gain on sale and call of securities [1]	—	—	—	—
Goodwill impairment charge [1]	—	—	—	0.43
Amortization of intangibles [1]	0.03	0.05	0.12	0.15
Gain on bargain purchase [1]	—	(0.15)	—	(0.15)

Diluted net operating earnings per share [2]	$0.34	$0.77	$1.38	$0.19

[1]	After any tax-related effect

[2]	Non-GAAP measure
Other Results of Operations
Net interest income was $6.2 million during the third quarter of 2010, up $0.1 million, or 2.2% from the trailing second quarter of 2010, and $0.2 million, or 4.4%, higher than $6.0 million in the third quarter of 2009. For the year-to-date, net interest income of $18.4 million in 2010 was 11.4% higher than the $16.5 million in net interest income earned in the same period in 2009. While the net interest margin continues to contract, interest-earning asset growth has allowed the Company to sustain its net interest income growth. Core loans, which are defined as total loans and leases less direct financing leases, were $485.8 million at September 30, 2010, an increase of 1.2% (4.8% annualized) from $480.3 million at June 30, 2010 and 6.1% from $458.1 million at December 31, 2009. The Company experienced growth in its commercial and industrial portfolio, offset by a decrease in its residential mortgage balances due to refinancing activity and the sale of most originations to FNMA. Investment securities were $99.2 million at September 30, 2010, up 2.1% from $97.2 million at the end of the second quarter of 2010 and 25.6% from $79.0 million at the end of 2009. The Company raised $13.4 million in capital in May 2010 which it intends to use to support future loan growth. In the interim, the Company has used the capital to purchase investment securities. Partially offsetting the increase in core loans and investment securities was the continuing decline in direct financing lease balances after the Company discontinued this business line in the second quarter of 2009. Direct financing leases were $18.7 million at September 30, 2010, compared with $22.7 million at June 30, 2010 and $31.5 million at December 31, 2009.
The Company’s net interest margin was 4.18% in the third quarter of 2010, but the margin continues to contract, as it was 4.21% in the 2010 second quarter and 4.43% in the 2009 third quarter. The Company’s net interest margin for the third quarter of 2010 was impacted by two former Waterford loans that were impaired at the time of acquisition that paid off in full in the quarter. The recovery of those loans was recognized into interest income, boosting net interest margin by 5 basis points. Adjusting for those two Waterford loans, net interest margin for the quarter would have been 4.13%, continuing a trend of net interest margin compression of 6-9 basis points per quarter. For the year-to-date period, net interest margin decreased from 4.33% in 2009 to 4.22% in 2010. While loan rates remain stable, investment security yields continue to decline as the yield curve flattens among long-term low inflation rate expectations in the marketplace. Investment securities also make up a larger portion of the Company’s interest earning assets during the third quarter of 2010 than in past quarters as a result of the Company’s

May 2010 capital raise. On the funding side, while the Company has been successful in attracting new customers, most of that success has come in the premium rate Better Checking, Better Savings, and business money market accounts. While these products have put some pressure on the net interest margin, the Company expects to benefit in the longer term from the deep customer relationships that these products provide. With rates at a low level for such an extended period, there is limited benefit available going forward in more beneficial deposit pricing while asset yields continue to decline.
The provision for loan and lease losses increased from $0.6 million in the third quarter of 2009 and $0.3 million in the second quarter of 2010 to $1.0 million in the third quarter of 2010, primarily due to the $0.3 million provision for leases. The provision for the Company’s core loan portfolio was $0.7 million in the third quarter of 2010, compared with $0.3 million in the second quarter of 2010 and $0.6 million in the third quarter of 2009. The increase in the provision for loan losses in the third quarter of 2010 versus the second quarter of 2010 was due to an increased amount of loan downgrades in the Company’s internal credit risk ratings during the quarter. The provision for the Company’s leasing portfolio was $0.3 million in the third quarter 2010, compared with $0 in the second quarter of 2010 and the third quarter of 2009. Despite not originating any new leases since the second quarter of 2009 and another $0.3 million in net write-offs in the third quarter of 2010, leasing nonaccruals were flat at September 30, 2010 compared with June 30, 2010 and 31 or more days delinquent leases increased from $0.2 million to $0.4 million. With charge-offs continuing to reduce the remaining mark on the leasing portfolio and non-accruing and delinquent leases not correspondingly declining, management determined that an additional $0.3 million in reserve for lease losses was appropriate at September 30, 2010.
For the nine-month period ended September 30, 2010, the provision for loan and lease losses was $2.5 million, compared with $9.6 million for the same period in 2009. The decline is largely due to the leasing portfolio, which was impaired with a mark-to-market adjustment in the second quarter of 2009 when the Company announced its intention to market the portfolio for sale. Management has since decided to hold the portfolio through maturity. The provision for lease losses was $1.1 million for the nine month period ended September 30, 2010, compared with $6.8 million in the prior year period. The provision for the core loan portfolio has also declined in 2010. The provision for loan losses was $1.4 million for the nine month period ended September 30, 2010, compared with $2.8 million in the prior year period. The provision was higher in 2009 because of higher loan growth, a larger increase in criticized loans according to the Company’s internal credit ratings, and a larger increase in qualitative loss factors due to the economic recession.
Non-interest income, which represented 33.4% of total revenue, compared with 39.1% in the prior year third quarter, declined 18.4%, or $0.7 million to $3.1 million when compared with the third quarter of 2009. The decrease is primarily attributable to a gain on bargain purchase of $0.7 million recognized in the third quarter of 2009 related to the Waterford acquisition in an FDIC-assisted transaction in July 2009.
The largest portion of the Company’s non-interest income is insurance service and fee revenue from The Evans Agency (“TEA”). Insurance agency revenue of $1.8 million was flat for this year’s third quarter when compared with the 2009 third quarter. The revenue is higher than the $1.6 million in the second quarter of 2010 due to the seasonality of the revenue. The soft insurance market and macro-economic conditions continue to put downward pressure on TEA’s revenue in personal and commercial property and casualty insurance commissions.
For the nine-month period ended September 30, 2010, non-interest income declined to $9.8 million, from $11.1 million in 2009. $0.7 million of the year-over-year decline is attributable to the bargain purchase gain related to the Waterford acquisition in July 2009. Deposit service charges declined $0.2 million from $1.7 million to $1.5 million, reflecting an industry-wide trend related to consumer behavior and new regulation. Other income declined from $2.5 million in the first nine months of 2009 to $2.3 million in 2010. This decline is a result of reduced non-compliance and late fees charged to ENL customers as the portfolio rolls off. TEA revenue remained flat for the nine month period ended September 30, 2010 when compared to the prior year period at $5.7 million.
Total non-interest expenses were $6.4 million for the third quarter of 2010, an increase of $0.7 million, or 11.3%, from $5.8 million in the third quarter of 2009. The increase is primarily due to higher salary and employee benefits. The largest component of the increase was in salaries and employee benefits, which increased 15.3%, or $0.5 million, to $3.7 million for the third quarter of 2010 compared with the prior year third quarter. Salaries and benefits were higher because of annual merit raises and the addition of new employees including commercial loan officers and branch employees retained in the acquisition of Waterford. Another portion of the increase is a result of annual bonus accruals in the third quarter of 2010. After the losses recorded in the first two quarters of 2009, the Company determined that it would not pay out bonuses to any employees for 2009 and thus suspended its normal bonus accrual for the remainder of 2009.
For the year-to-date period, non-interest expenses decreased $0.2 million to $19.4 million in 2010 due primarily to the goodwill impairment charge related to the Company’s leasing reporting unit in the first quarter of 2009. Excluding the $2.0 million goodwill impairment charge, non-interest expenses increased $1.9 million, or 10.6%, from 2009 to 2010, primarily due to the reasons discussed in the quarterly comparison above.
As a result of the increase in non-interest expenses and the decrease in non-interest income, the efficiency ratio, excluding goodwill impairment and intangible amortization, increased to 66.57% for the third quarter of 2010, from 56.95% in the third quarter of 2009. The Company’s efficiency ratio for the second quarter of 2010 was 69.72%. For the year-to-date, the efficiency ratio was 66.54% in 2010, compared with 61.26% in 2009.
Income tax expense was $0.6 million and $1.9 million for the three and nine month periods ended September 30, 2010, respectively. These figures represent an effective tax rate of 32.6% and 30.1% for the three and nine month periods ended September 30, 2010, respectively, compared with 27.7% and 56.3% in the three and nine month periods ended September 30, 2009. The Company’s effective tax rate is higher in the third quarter of 2010 compared with an effective tax rate of 26.6% in the second quarter of 2010. The Company typically files its tax returns in the third quarter, resulting in the effective tax rate varying based on how the tax return differs from the previously estimated tax provision. The Company also recorded adjustments related to the completion of its normal IRS and New York State tax audits. The effective tax rates in 2009 were significantly impacted by the losses incurred in the Company’s leasing reporting unit.
CAPITAL
The Company consistently maintains regulatory capital ratios measurably above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 9.99% at September 30, 2010. This is a significant increase from the 7.80% at December 31, 2009 due to the Company’s successful registered common stock offering in May 2010 generating net proceeds to the Company of $13.4 million. Book value per share of the Company’s common stock was $15.72 at September 30, 2010, compared with $15.44 at June 30, 2010, and $16.34 at December 31, 2009. While earnings increased the book value of the Company, the 1.2 million additional shares issued in the May 2010 common stock offering at $12.00 per share diluted the book value per share. Tangible book value per share at September 30, 2010 was $13.39, compared with $13.05 at June 30, 2010 and $12.72 at December 31, 2009 as earnings growth offset the stock offering’s dilution.
On August 17, 2010, the Board of Directors of the Company declared a semi-annual cash dividend of $0.20 per share on the Company’s outstanding common stock. The dividend was paid on October 6, 2010 to shareholders of record as of September 13, 2010. The $0.20 dividend was equal to the previous dividend paid on April 27, 2010.
LIQUIDITY
The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates. Advances of up to $84.5 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network. The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source, as evidenced by its recent registered public offering of common stock, described above under “Capital.”
Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At September 30, 2010, approximately 3.3% of the Bank’s securities had contractual maturity dates of one year or less and approximately 21.7% had maturity dates of five years or less.
Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases. At September 30, 2010, in the Company’s internal stress test, the Company had net short-term liquidity of $60.6 million as compared with $43.2 million at December 31, 2009.
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
(in thousands)

	September 30, 2010	December 31, 2009
Changes in interest rates

+200 basis points	$29	($807)
+100 basis points	825	92

-100 basis points	470	577
-200 basis points	N/A	N/A
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
ITEM 4 — CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of September 30, 2010 the Company’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Evans Bancorp, Inc.

DATE
November 3, 2010	/s/ David J. Nasca
David J. Nasca
President and CEO (Principal Executive Officer)

DATE
November 3, 2010	/s/ Gary A. Kajtoch
Gary A. Kajtoch
Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Name	Page No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	39

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	40

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	41

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	42