Form 10-K
period 2010-12-31
EVANS BANCORP INC
filed 2011-03-04
CIK 842518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35021
EVANS BANCORP, INC.
(Exact name of registrant as specified in its charter)

New York	16-1332767

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14-16 North Main Street, Angola, New York	14006

(Address of principal executive offices)	(Zip Code)
(716) 926-2000

Registrant’s telephone number (including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $.50 per share	NYSE-Amex
Securities registered pursuant to Section 12(g) of the Act:
None

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*
Yes ☐ No ☐
* Registrant has not yet been phased into the interactive data requirements
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐ No ☑
On June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $41.0 million, based upon the closing sale price of a share of the registrant’s common stock on The NASDAQ Global Market.
As of March 1, 2011, 4,086,160 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2011 Annual Meeting of Shareholders, to be held on April 28, 2011, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Page
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	107

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	107

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	108

SIGNATURES	109
EX-10.18
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
These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board (“FASB”) and the Public Company Accounting Oversight Board; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Annual Report on Form 10-K including the risk factors described in Item 1A, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”). Many of these factors are beyond the Company’s control and are difficult to predict.
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
Item 1. BUSINESS
EVANS BANCORP, INC.
Evans Bancorp, Inc. (the “Company”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The principal offices of the Company are located at 14-16 North Main Street, Angola, NY 14006 and its telephone number is (716) 926-2000. The Company’s administrative office is located at One Grimsby Drive in Hamburg, NY. This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of Evans Bank. The Company was incorporated on October 28, 1988, but the continuity of its banking business is traced to the organization of the Evans National Bank of Angola on January 20, 1920. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.” The Company’s common stock is traded on NYSE-Amex under the symbol “EVBN.”
At December 31, 2010, the Company had consolidated total assets of $671.5 million, deposits of $544.5 million and stockholders’ equity of $63.1 million.
The Company’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Company has two direct wholly-owned subsidiaries: (1) Evans Bank, N.A. (“Evans Bank” or the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York; and (2) Evans National Financial Services, Inc. (“ENFS”), which owns 100% of the common stock of The Evans Agency, Inc. (“TEA”), which sells various premium-based insurance policies on a commission basis. At December 31, 2010, the Bank represented 98.4% and ENFS represented 1.6% of the consolidated assets of the Company. Further discussion of our segments is included in Note 18 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Evans Bank
The Bank is a nationally chartered bank that has its headquarters and a full-service banking office at 14 North Main Street, Angola, NY, and a total of 13 full-service banking offices in Erie County and Chautauqua County, NY.
At December 31, 2010, the Bank had total assets of $660.6 million, investment securities of $93.3 million, net loans of $517.6 million, deposits of $544.5 million and stockholders’ equity of $56.0 million, compared to total assets of $607.7 million, investment securities of $79.0 million, net loans of $482.6 million, deposits of $499.5 million and stockholders’ equity of $40.4 million at December 31, 2009. The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit, as its principal source of funding. The Bank’s deposits are insured up to the maximum permitted by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans and leases and commercial and residential mortgage loans.
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
The Evans Agency, Inc.
TEA, a retail property and casualty insurance agency, is a wholly-owned subsidiary of Evans National Financial Services. TEA is headquartered in Angola, NY, with offices located throughout Western New York. TEA is a full-service insurance agency offering personal, commercial and financial services products. For the year ended December 31, 2010, TEA had total revenue of $7.0 million.
TEA’s primary market area is Erie, Chautauqua, Cattaraugus and Niagara counties. Most lines of personal insurance are provided, including automobile, homeowners, boat, recreational vehicle, landlord, and umbrella coverage. Commercial insurance products are also provided, consisting of property, liability, automobile, inland marine, workers compensation, bonds, crop and umbrella insurance. TEA also provides the following financial services products: life and disability insurance, Medicare supplements, long term care, annuities, mutual funds, retirement programs and New York State Disability.
Other Subsidiaries
In addition to the Bank and TEA, the Company has the following direct and indirect wholly-owned subsidiaries:
Evans National Leasing, Inc. (“ENL”). ENL, a wholly-owned subsidiary of the Bank, provided direct financing leasing of commercial small-ticket general business equipment to companies located throughout the contiguous 48 United States. The Company announced in April 2009 that it was exiting the leasing business. After attempting to sell the leasing portfolio, management decided to service it through to maturity in approximately 2014.
Evans National Holding Corp. (“ENHC”). ENHC, a wholly-owned subsidiary of the Bank, operates as a real estate investment trust that holds commercial real estate loans and residential mortgages, providing additional flexibility and planning opportunities for the business of the Bank.
Suchak Data Systems (“SDS”). SDS, a wholly-owned subsidiary of the Bank, serves the data processing needs of financial institutions with customized solutions and consulting services. SDS hosts the Bank’s core and primary banking systems and provides product development and programming services. SDS’s products and services for its other customers include core and online banking systems, check imaging, item processing, and automated teller machine (“ATM”) services.
Evans National Financial Services, Inc. (“ENFS”). ENFS is a wholly-owned subsidiary of the Company. ENFS’s primary business is to own the business and assets of the Company’s non-banking financial services subsidiaries.
ENB Associates Inc. (“ENBA”). ENBA, a wholly-owned subsidiary of TEA, offers non-deposit investment products, such as annuities and mutual funds.
Frontier Claims Services, Inc. (“FCS”). FCS is a wholly-owned subsidiary of TEA and provides claims adjusting services to various insurance companies.

The Company also has two special purpose entities: Evans Capital Trust I, a statutory trust formed on September 29, 2004 under the Delaware Statutory Trust Act, solely for the purpose of issuing and selling certain securities representing undivided beneficial interests in the assets of the trust, investing the proceeds thereof in certain debentures of the Company and engaging in those activities necessary, advisable or incidental thereto; and ENB Employers Insurance Trust, a Delaware trust company formed in February 2003 for the sole purpose of holding life insurance policies under the Bank’s bank-owned life insurance (“BOLI”) program.
The Company operates in two operating segments — banking activities and insurance agency activities. See Note 18 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for more information on the Company’s operating segments.
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
COMPETITION
All phases of the Company’s business are highly competitive. The Company competes actively with local, regional and national financial institutions, as well as with bank branches and insurance agency offices in the Company’s primary market area of Erie County, Niagara County, northern Chautauqua County, and northwestern Cattaraugus County, NY. These Western New York counties have a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Company. The Company faces competition for loans and deposits from other commercial banks, savings banks, internet banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial services companies. The Company faces additional competition for deposits and insurance business from non-depository competitors such as the mutual fund industry, securities and brokerage firms, and insurance companies and brokerages. In the personal insurance area, the majority of TEA’s competition comes from direct writers, as well as some small local agencies located in the same towns and villages in which TEA has offices. In the commercial business segment, the majority of the competition comes from larger agencies located in and around Buffalo, NY. By offering the large number of carriers which it has available to its customers, TEA has attempted to remain competitive in all aspects of its business.
As an approximate indication of the Company’s competitive position, in Erie County, NY, where 12 of the Company’s 13 banking offices are located, the Bank had the seventh most deposits according to the FDIC’s annual deposit market share report as of June 30, 2010 with 1.7% of the total market’s deposits of $29.8 billion. By comparison, the market leaders, M&T Bank and HSBC Bank USA, have 69.6% of the metropolitan area’s deposits combined. The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.
SUPERVISION AND REGULATION
Bank holding companies and banks are extensively regulated under both federal and state laws and regulations that are intended to protect depositors and investors. Because the Company is a public company with shares traded on the NYSE-Amex, it is subject to regulation by the Securities and Exchange Commission, as well as the listing standards required by NYSE-Amex. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material adverse effect on the Company’s business, financial condition and results of operations.
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
Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act (“CRA”). Under the terms of the CRA, the FRB (or other appropriate bank regulatory agency, in the case of the Bank, the OCC) is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the communities served by that bank, including low and moderate-income neighborhoods. Furthermore, such assessment is taken into account in evaluating any application made by a bank holding company or a bank for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares.
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
The Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W there under, which govern certain transactions, such as loans, extensions of credit, investments and purchases of assets between member banks and their affiliates, including their parent holding companies. These restrictions limit the transfer from its subsidiaries, including the Bank, of funds to the Company in the form of loans, extensions of credit, investments or purchases of assets (collectively, “Transfers”), and they require that the Bank’s transactions with the Company be on terms no less favorable to the Bank than comparable transactions between the Bank and unrelated third parties. Transfers by the Bank to any affiliate (including the Company) are limited in amount to 10% of the Bank’s capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of the Bank’s capital and surplus. Furthermore, such loans and extensions of credit are also subject to various collateral requirements. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for acquisitions, and the payment of dividends, interest and operating expenses.
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
The deposits of the Bank are insured by the FDIC through the Insurance Fund to the extent provided by law. Under Section 343 of the Dodd-Frank Act, the FDIC provides full deposit insurance coverage for noninterest-bearing transactions accounts beginning December 31, 2010 for a two year period. Previously, the Bank had elected to participate in the FDIC’s temporary Transaction Account Guarantee Program, established in 2008. Under this program, all non-interest bearing transaction accounts and certain low-interest NOW checking accounts at participating FDIC-insured institutions were fully guaranteed by the FDIC for the entire amount on deposit. This coverage is in addition to, and separate from, the coverage provided under the FDIC’s general deposit insurance rules, and a surcharge was added to a participating institution’s current insurance assessment in order to fully cover all transaction accounts. The program ended on December 31, 2010. Interest-bearing savings accounts and certificates of deposit are insured up to $250,000.
As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by, insured institutions. It may also prohibit an insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against insured institutions. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.
The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership Federal government corporation established to recapitalize the Federal Savings and Loan Insurance Corporation. The current annualized assessment rate is 1.02 basis points, or approximately .255 basis points per quarter. These assessments will continue until the Financing Corporation bonds mature in 2019. Pursuant to the Dodd-Frank Act, the deposit insurance assessment base has been redefined to reflect consolidated total assets less average tangible equity. The result is that larger financial institutions, which have more assets leveraged with non-deposit wholesale funds, will pay a greater percentage of the aggregate insurance assessment and smaller banks will pay less than they would have. Evans Bank is expected to benefit from this provision.
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
Dividends paid by the Bank have been the Company’s primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2010, approximately $2.7 million was available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. As indicated below, the Bank is currently in compliance with these requirements.
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
Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth, are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4%. As reflected in the following table, the risk-based capital ratios and leverage ratios of the Company and the Bank as of December 31, 2010 and 2009 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.
Capital Components and Ratios at December 31,
(dollars in thousands)

	2010		2009
	Company	Bank	Company	Bank
Capital components
Tier 1 capital	$65,559	$63,797	$47,203	$45,008
Total risk-based capital	71,889	70,110	53,166	50,949
Risk-weighted assets and off-balance sheet instruments	502,327	500,967	476,017	474,265
Risk-based capital ratio
Tier 1 capital	13.1%	12.7%	9.9%	9.5%
Total risk-based capital	14.3%	14.0%	11.2%	10.7%
Leverage ratio	9.9%	9.7%	7.8%	7.5%
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
Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered “well capitalized” if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater; and is not subject to any order or written directive to meet and maintain a specific capital level for a capital measure. An “adequately capitalized” bank holding company or bank is defined as one that has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 risk-based capital ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of (1)). A bank holding company or bank is considered (A) “undercapitalized” if it has: (i) a total risk-based capital ratio of less than 8%; (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of (1)); (B) “significantly undercapitalized” if it has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if it has a ratio of tangible equity to total assets equal to or less than 2%. The FRB may reclassify a “well capitalized” bank holding company or bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 2010, the Company and the Bank met the definition of “well capitalized” institutions.
“Undercapitalized” depository institutions, among other things: are subject to growth limitations; are prohibited, with certain exceptions, from making capital distributions; are limited in their ability to obtain funding from a Federal Reserve Bank; and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is “significantly undercapitalized.” Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. “Significantly undercapitalized” depository institutions may be subject to a number of additional requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Moreover, the parent holding company of a “significantly undercapitalized” depository institution may be ordered to divest itself of the institution or of non-bank subsidiaries of the holding company. “Critically undercapitalized” institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.
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
Emergency Economic Stabilization Act of 2008
There were historical disruptions in the financial system in late 2008 and many lenders and financial institutions reduced or ceased to provide funding to borrowers, including other lending institutions. The availability of credit, confidence in the entire financial sector, and stability in financial markets was adversely affected. These disruptions had some impact on all institutions in the U.S. banking and financial industries.
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
Management evaluated the program to determine whether participation would be advantageous for the Company and its common shareholders. On December 17, 2008, the Company announced that the Company had elected not to participate in the program by a unanimous vote of the Board of Directors. Factors driving this decision included the lack of exposure to the troubled assets, for which the program was originally designed, including subprime mortgages and mortgage-backed securities tied to subprime mortgages, dividend restrictions, and uncertainty around the management and changing government parameters of TARP.
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
On November 12, 2009, the Federal Reserve announced an amendment to Regulation E, which implemented the Electronic Funds Transfer Act, that limits the ability of a financial institution to assess an overdraft fee for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. To ensure that consumers have a meaningful choice, the final rules prohibit financial institutions from discriminating against consumers who do not opt in. The final rules require institutions to provide consumers who do not opt in with the same account terms, conditions, and features (including pricing) that they provide to consumers who do opt in. For consumers who do not opt in, the institution is prohibited from charging overdraft fees for any overdrafts it pays on ATM and one-time debit card transactions. The amendment was effective July 1, 2010.
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law by President Obama on July 21, 2010. It is widely regarded as the most sweeping change to financial regulation since the Great Depression. The law is intended to achieve the following objectives: promote robust supervision and regulation of financial firms; establish comprehensive supervision of financial markets; protect consumers and investors from financial abuse; provide the government with the tools to manage a financial crisis; and raise international regulatory standards and improve international cooperation. The Dodd-Frank Act requires more than 60 studies to be conducted and more than 200 regulations to be written over the next one to two years. The true impact of the legislation will be unknown until these are complete. The Dodd-Frank Act is organized around sixteen titles:
I.	Financial Stability — creates a new oversight regulator, the Financial Stability Oversight Council. The council of regulators will monitor the financial system for systemic risk and will determine which entities pose significant systemic risk. One of the key provisions of this title is the so-called Collins Amendment, which imposes a stricter application of risk-based capital requirements for bank holding companies than currently employed. Under the Collins Amendment, certain depository institutions will not be permitted to include trust preferred securities issued after May 19, 2010 in Tier 1 capital. For depository institutions with greater than $15 billion in assets, trust preferred securities issued before May 19, 2010 will be phased out as a component of Tier 1 Capital over three years beginning January 1, 2013. Evans Bancorp has $11.3 million in trust preferred securities included in Tier 1 Capital, but with an asset size of $671 million, is well under the $15 billion exemption threshold.

II.	Orderly Liquidation Authority — establishes a framework for the liquidation by the FDIC of large institutions that pose systemic risk.

III.	Transfer of Powers to the OCC, FDIC, and the FRB — merges the Office of Thrift Supervision (“OTS”) into the OCC. The OTS regulatory responsibilities will be spread among other regulators. As a nationally chartered bank regulated by the FRB, FDIC, and OCC, Evans Bank is not impacted by the abolishment of the OTS. This title includes a number of deposit insurance reforms. The first redefines the deposit insurance assessment base to reflect consolidated total assets less average tangible equity. The result is that larger financial institutions, which have more assets leveraged with non-deposit wholesale funds, will pay a greater percentage of the aggregate insurance assessment and smaller banks will pay less than they would have. Evans Bank is expected to benefit from this provision. This title also increases the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35%, but exempts institutions with assets less than $10 billion from the cost of the increase. The title also permanently increases deposit insurance coverage to $250,000 and fully covers non-interest bearing transactions accounts through 2012.

IV.	Regulation of Advisers to Hedge Funds and Others — requires most advisors to private funds to register with the SEC.

V.	Insurance — establishes the Federal Insurance Office, housed in the Office of the Treasury. It is to review the insurance industry and study for Congress the federal regulation of insurance.

VI.	Improvements to Regulation of Bank and Savings Associations Holding Companies and Depository Institutions — this title implements the so-called Volcker Rule. The rule limits the ability of certain bank and bank-related entities to engage in proprietary trading or investing in hedge funds and private equity funds to 3 percent of the entity’s Tier 1 capital. This provision does not have a material impact on Evans Bank as it does not engage in proprietary trading and has immaterial investments in any private funds.

VII.	Wall Street Transparency and Accountability — imposes exchange trading for derivatives contracts and imposes new capital and margin requirements and various reporting obligations on Over the Counter (“OTC”) swap dealers and major OTC swap participants. This title has no impact on the Company.

VIII.	Payment, Clearing, and Settlement Provision — allows for a systemic approach to certain financial market payment, clearing, and settlement systems. Designations as systemically important will be made by the Financial Stability Oversight Council.

IX.	Investor Protections and Improvement to the Regulation of Securities — has a number of provisions intended to protect investors, including for example: risk retention requirements for certain asset-backed securities; reforms to regulation of credit ratings agencies; establishing an Investor Advisory Committee and an Office of Investor Advocate, and requiring the SEC to study whether a fiduciary duty standard of care for broker-dealers providing personalized investment advice to a retail customer should be created. The are several corporate governance procedures established in this title, including: proxy access requirements for shareholders; disclosure about the failure to separate the role of the chair of the board of directors and chief executive officer; shareholder voting on executive compensation; the establishment of an independent compensation committee; executive compensation disclosures and claw backs. In addition, the Federal Reserve is required to issue regulations regarding incentive-based pay practices for institutions with more than $1 billion in assets. This title also provides that companies with a public market capitalization under $75 million are permanently exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”), which requires that public companies receive an opinion from their external auditors as to the effectiveness of their internal controls over financial reporting. Under this provision, Evans Bancorp would be exempt from SOX 404(b) as it has a public market capitalization of $58.2 million as of December 31, 2010. However, the Audit Committee of the Board of Directors and the Company’s management have decided to continue to voluntarily comply with SOX 404(b) as they believe it is in the best interest of the Company. This title also requires the SEC to conduct a study of companies with market capitalization between $75 million and $250 million to determine how the SEC could reduce the burden of complying with the internal control audit requirements.

X.	Bureau of Consumer Financial Protection — establishes the Bureau of Consumer Financial Protection (“BCFP”), an independent entity housed with the Federal Reserve. The title gives the BCFP the authority to prohibit practices that it finds to be unfair, deceptive, or abusive in addition to requiring certain disclosures. An important provision of this title limits interchange fees for debit card transactions to an amount established as reasonable under regulations to be issued by the Federal Reserve. Cards issued by banks with less than $10 billion in assets are exempt from this requirement. Despite being exempt from this provision, management expects the Bank to be impacted by this provision because the Bank will likely have to match the reduced rates being offered by larger competitors. This could result in the loss of hundreds of thousands of dollars of revenue.

XI.	Federal Reserve System Revisions — gives the Government Accountability Office (“GAO”) authority to conduct a one-time audit of the Federal Reserve emergency lending during the credit crisis and gives the GAO other auditing responsibilities over the Federal Reserve.

XII.	Improving Access to Mainstream Financial Institutions — is intended to provide alternatives to payday loans. This title is intended to encourage low and moderate income individuals to create accounts in insured depository institutions and it creates a program to provide low-cost loans of $2,500 or less.

XIII.	Pay It Back Act — reduces the TARP funds authorized under EESA from $700 billion to $475 billion.

XIV.	Mortgage Reform and Anti-Predatory Lending Act — places new regulations on mortgage originators and imposes new disclosure requirements and appraisal reforms, including: the creation of a mortgage originator duty of care; the establishment of certain underwriting requirements so that at the time of origination the consumer has a reasonable ability to repay the loan; the creation of document requirements intended to eliminate “no document” and “low document” loans; the prohibition of steering incentives for mortgage originators; a prohibition on yield spread premiums and prepayment penalties in some cases; and a provision that allows borrowers to assert as a foreclosure defense a contention that the lender violated the anti-steering restrictions or the reasonable repayment requirements.

XV.	Miscellaneous Provisions

XVI.	Section 1256 Contracts — adds a new provision to the Internal Revenue Code involving futures, swaps, and option contracts.

EMPLOYEES
As of December 31, 2010, the Company had no direct employees. As of December 31, 2010, the following table summarizes the employment rosters of the Company’s subsidiaries using full-time equivalent employees (“FTE”):

	2010	2009	2008	2007	2006

Bank	156	139	138	129	123
ENL	4	7	12	11	9
SDS	8	8	10	—	—
TEA	52	57	58	55	48
FCS	4	4	4	4	4

	224	215	222	199	184

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
The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally.
The United States was in an economic recession from December 2007-June 2009, according to the U.S. National Bureau of Economic Research. While the recession is technically over, economic growth has been muted and the unemployment rate remains high at 9.4% (per the U.S. Department of Labor) as of December 31, 2010. Business activity across a wide range of industries and regions has been greatly reduced and local governments and many businesses are in serious difficulty due to the high unemployment rate, the lack of consumer spending, and a faltering housing market. Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. In 2009 and 2010, there was some recovery in the value of some asset classes, but the economy remains weak with high unemployment, lower property values, and low consumer confidence.
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
Overall, during 2010, the business environment has been adverse for many households and businesses in the United States and worldwide. It is expected that the business environment in Western New York, the United States and worldwide will be slow to recover from the recession. There can be no assurance that these conditions will improve in the near term. Such conditions could materially adversely affect the credit quality of the Company’s loans and leases, and therefore, the Company’s results of operations and financial condition.

National Direct Financing Lease Portfolio Exposes the Company to Increased Credit Risks.
At December 31, 2010, the book value of the Company’s national portfolio of direct financing leases originated through ENL was $15.5 million, or 2.9% of total loans and leases outstanding. The portfolio balance had peaked at December 31, 2008 at $58.6 million, or 14.4% of total loans and leases. The $15.5 million book value represents $17.0 million in lease principal balance, net of the remaining mark of $1.5 million. $2.9 million of those leases were in non-accrual status at December 31, 2010. The allowance for lease losses associated with this portfolio at December 31, 2010 is $1.5 million. Due to the increasing credit risks, poor performance in the portfolio, the lack of strategic fit with the Company’s community banking philosophy, and with the intention of reallocating capital back to its core business, management announced its exit from the national leasing business in April 2009. In 2009, the provision for lease losses was $6.8 million and the entire goodwill balance associated with the leasing business of $2.0 million was written off. The Company still faces the challenge of collecting the remainder of the portfolio, which puts the Company at risk for future losses. Despite the book value of the portfolio declining from $31.5 million to $15.5 million, non-accruing leases remained at $2.9 million on December 31, 2010, a consistent level from December 31, 2009. As a result of the continued poor credit performance, management provided an additional $1.5 million for leasing losses in 2010. Most of the Company’s leases are small-ticket general business equipment leases originated through brokers. With 1,146 active leases, the average balance per lease at December 31, 2010 was $14 thousand. In many cases, the collateral for the leases has a low market value and, with some lessees in other states far from the Company’s primary market area, is difficult to retrieve in the case of a defaulted customer. Also, the lessees tend to be small businesses, which have a more difficult time withstanding the poor economic environment than larger and more established middle market customers. In addition, the leasing portfolio is exposed to certain states that have experienced higher-than-average credit problems and property devaluation such as California and Florida. These risks are reflected in the fact that the leases in those states have the highest rate of charge-offs among the Company’s lease portfolio.
While management believes that the losses in the leasing portfolio will be less in 2011 as the book value of the portfolio is already down 51% from last year end, there remains significant risk of future losses in the portfolio due to the nature of the customers, collateral, and geography of the business and its heightened sensitivity to the continued adverse economic factors. Continued weakness in the lease portfolio could have a material adverse effect on the Company’s business, financial condition, and results of operations.
Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Credit Risks.
At December 31, 2010, the Company’s portfolio of commercial real estate loans totaled $293.7 million, or 55.6% of total loans and leases outstanding and the Company’s portfolio of commercial and industrial (“C&I”) loans totaled $91.4 million, or 17.3% of total loans and leases outstanding. The Company plans to continue to emphasize the origination of commercial loans as they generally earn a higher rate of interest than other loan products offered by the Bank. Commercial loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of commercial real estate and C&I loans often depends on the successful operations and the income stream of the borrowers. Commercial mortgages are collateralized by real property while C&I loans are typically secured by business assets such as equipment and accounts receivable. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Also, many of the Company’s commercial borrowers have more than one commercial real estate or C&I loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan. Commercial real estate loans in non-accrual status at December 31, 2010 were $6.6 million, compared with $2.7 million at December 31, 2009. C&I loans in nonaccrual status at December 31, 2010 were $2.2 million, compared with $1.8 million at December 31, 2009. Further increases in the delinquency levels of commercial real estate and C&I loans could result in an increase in non-performing loans and provision for loan and lease losses.
Continuing Concentration of Loans in the Company’s Primary Market Area May Increase the Company’s Risk.
Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers located primarily in western New York state (“WNY”). Therefore, the Company’s success depends primarily on the general economic conditions in WNY. The Company’s business lending and marketing strategies focus on loans to small and medium-sized businesses in this geographic region. Moreover, the Company’s assets are heavily concentrated in mortgages on properties located in WNY. Accordingly, the Company’s business and operations are vulnerable to downturns in the economy of WNY. The concentration of the Company’s loans in this geographic region subjects the Company to the risk that a downturn in the economy or recession in this region could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect the Company than if the Company’s lending were more geographically diversified. In addition, the Company may suffer losses if there is a decline in the value of properties underlying the Company’s mortgage loans which would have a material adverse impact on the Company’s operations.
In the Event the Company’s Allowance for Loan and Lease Losses is Not Sufficient to Cover Actual Loan and Lease Losses, the Company’s Earnings Could Decrease.
The Company maintains an allowance for loan and lease losses in order to capture the probable losses inherent in its loan and lease portfolio. There is a risk that the Company may experience significant loan and lease losses which could exceed the allowance for loan and lease losses. In determining the amount of the Company’s recorded allowance, the Company makes various assumptions and judgments about the collectability of its loan and lease portfolio, including the creditworthiness of its borrowers, the effect of changes in the local economy on the value of the real estate and other assets serving as collateral for the repayment of loans, the effects on the Company’s loan and lease portfolio of current economic indicators and their probable impact on borrowers, and the Company’s loan quality reviews. In addition, bank regulators periodically review the Company’s loan and lease portfolio and credit underwriting procedures, as well as its allowance for loan and lease losses, and may require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs. At December 31, 2010, the Company had a net loan portfolio of approximately $517.6 million and the allowance for loan and lease losses was approximately $10.4 million, which represented 1.97% of the total amount of gross loans and leases. If the Company’s assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs, the Company may have to increase its allowance for loan and lease losses or loan and lease charge-offs which could have an adverse effect on the Company’s operating results and financial condition. There can be no assurances that the Company’s allowance for loan and lease losses will be adequate to protect the Company against loan and lease losses that it may incur.
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
Changes in interest rates also affect the value of the Company’s interest-earning assets, and in particular, the Company’s securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2010, the Company’s securities available for sale totaled $91.2 million. Net unrealized gains on securities available for sale, net of tax, amounted to $0.8 million and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders’ equity or earnings.
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
The Company May Be Adversely Affected by the Soundness of Other Financial Institutions
Financial services institutions are interrelated as a result of counterparty relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry. The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York (“FHLBNY”). The Company uses FHLBNY as its primary source of overnight funds and also has several long-term advances with FHLBNY. At December 31, 2010, the Company had a total of $35.6 million in borrowed funds with FHLBNY. The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY. As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock with a fair value of $2.4 million as of December 31, 2010. The Bank’s FHLBNY stock average yield in 2010 was 5.2%.
There are 12 branches of the FHLB, including New York. Several members have warned that they have either breached risk-based capital requirements or that they are close to breaching those requirements. To conserve capital, some FHLB branches are suspending dividends, cutting dividend payments, and not buying back excess FHLB stock that members hold. FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future. The most severe problems in FHLB have been at some of the other FHLB branches. Nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt; other FHLB branches can be called upon to make the payment.
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
Expansion of the Company’s Branch Network May Adversely Affect its Financial Results.
The Company has increased its retail branch network from eight branches to thirteen branches by opening de novo branches in five of the last eight years. In addition, the Company plans on opening another branch in 2011, and its strategy is to continue to grow its branch network through de novo branching and acquisitions. The Company cannot assure that its branch expansion strategy will be accretive to earnings or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate income sufficient to cover its operating expenses. Difficulties the Company experiences in implementing its growth strategy may have a material adverse effect on the Company’s financial condition and results of operations.
The Company Operates in a Highly Regulated Environment and May Be Adversely Affected By Changes in Laws and Regulations.
The Company is subject to regulation, supervision and examination by the OCC, FRB, and by the FDIC, as insurer of its deposits. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the deposit insurance funds and depositors. Regulatory requirements affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the imposition of deposit insurance premiums and other assessments, the classification of assets by a bank and the adequacy of a bank’s allowance for loan and lease losses. Any change in such regulation and oversight, particularly through the new rules and regulations expected to be established by the Dodd-Frank Act, could have a material adverse impact on the Bank, the Company and its business, financial condition and results of operations.
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
The Potential for Business Interruption Exists Throughout the Company’s Organization.
Integral to the Company’s performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in the Company’s day-to-day and ongoing operations. Failure by any or all of these resources subjects the Company to risks that may vary in size, scale and scope. This includes, but is not limited to, operational or technical failures, pandemics, ineffectiveness or exposure due to interruption in third party support as expected, as well as the loss of key individuals or failure on the part of key individuals to perform properly. Although management has established policies and procedures to address such failures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.
Environmental Factors May Create Liability
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The Bank conducts its business from its administrative office and 13 branch offices as of December 31, 2010. The Bank’s administrative office is located at One Grimsby Drive in Hamburg, NY. The administrative office facility is 26,000 square feet and is owned by the Bank. This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank. The Bank also owns a building on Erie Road in Derby, NY that formerly housed its Loan Division.
The Bank has 13 branch locations. The Bank owns the building and land for six locations. The Bank owns the building but leases the land for four locations. Three other locations are leased.
The Bank also owns the headquarters for SDS at Baseline Road in Grand Island, NY.
TEA operates from its headquarters a 9,300 square foot office located at 16 North Main Street, Angola, NY, which is owned by the Bank. TEA has 14 retail locations. TEA leases 11 of the locations. The Bank owns two of the locations and TEA owns the remaining building.
The Company owned $10.8 million in properties and equipment, net of depreciation at December 31, 2010, compared with $9.3 million at December 31, 2009.
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
Market Information. Until December 24, 2010, the Company’s common stock was traded on the Nasdaq Global Select Market. The common stock is now listed on NYSE-Amex under the symbol EVBN.
The following table shows, for the periods indicated, the high and low sales prices per share of the Company’s common stock for fiscal 2010 and 2009.

	2010		2009
QUARTER	High	Low	High	Low
FIRST	$16.64	$11.23	$16.39	$9.31
SECOND	$15.60	$12.25	$15.50	$12.00
THIRD	$13.75	$12.11	$14.65	$11.80
FOURTH	$14.49	$13.01	$13.05	$10.36
Holders. The approximate number of holders of record of the Company’s common stock at March 1, 2011 was 1,374.
Cash Dividends. The Company paid the following cash dividends on shares of the Company’s common stock during fiscal 2009 and 2010:
•	A cash dividend of $0.41 per share on April 1, 2009 to holders of record on March 9, 2009.

•	A cash dividend of $0.20 per share on October 15, 2009 to holders of record on September 21, 2009.

•	A cash dividend of $0.20 per share on April 27, 2010 to holders of record on April 6, 2010.

•	A cash dividend of $0.20 per share on October 6, 2010 to holders of record on September 13, 2010.
The amount and type (cash or stock), if any, of future dividends will be determined by the Company’s Board of Directors and will depend upon the Company’s earnings, financial conditions and other factors considered by the Board of Directors to be relevant. The Bank pays a dividend to the Company to provide funds for: debt service on the junior subordinated debentures, a portion of the proceeds of which were contributed to the Bank as capital; dividends the Company pays; treasury stock repurchases; and other Company expenses. There are various legal limitations with respect to the Bank’s ability to supply funds to the Company. In particular, under Federal banking law, the prior approval of the FRB and OCC may be required in certain circumstances, prior to the payment of dividends by the Company or the Bank. See Note 20 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information concerning contractual and regulatory restrictions on the payment of dividends.

PERFORMANCE GRAPH
The following Performance Graph compares the Company’s cumulative total stockholder return on its common stock for a five-year period (December 31, 2005 to December 31, 2010) with the cumulative total return of the NASDAQ Bank Index and NASDAQ Market Index. The comparison for each of the periods assumes that $100 was invested on December 31, 2005 in each of the Company’s common stock, the stocks included in the NASDAQ Bank Index and the stocks included in the NASDAQ Market Index, and that all dividends were reinvested without commissions. This table does not forecast future performance of the Company’s stock.
Compare 5-Year Cumulative Total Return Among
Evans Bancorp, Inc.,
NASDAQ Market Index and NASDAQ Bank Index

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Evans Bancorp, Inc.	100.00	98.34	81.75	82.06	65.05	84.11
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
NASDAQ Bank	100.00	113.82	91.16	71.52	59.87	68.34
In accordance with and to the extent permitted by applicable law or regulation, the information set forth above under the heading “Performance Graph” shall not be incorporated by reference into any future filing under the Securities Act, as amended, or the Exchange Act and shall not be deemed to be “soliciting material” or to be “filed” with the SEC under the Securities Act or the Exchange Act.

Item 6.	SELECTED FINANCIAL DATA

	As of and for the year ended December 31,
(Dollars in thousands except per share data)	2010	2009	2008	2007	2006
Balance Sheet Data
Assets	$671,523	$619,444	$528,974	$442,729	$473,894
Interest-earning assets	611,141	562,219	477,496	392,235	426,836
Investment securities	93,332	79,018	75,755	72,410	137,730
Loans and leases, net	517,554	482,597	401,626	319,556	285,367
Deposits	544,457	499,508	403,953	325,829	355,749
Borrowings	52,226	63,146	66,512	63,236	60,559
Stockholders’ equity	63,064	45,959	45,919	43,303	39,543

Income Statement Data
Net interest income	$24,495	$22,594	$19,268	$16,675	$14,847
Non-interest income	12,633	14,067	11,677	8,843	10,773
Non-interest expense	26,107	26,057	20,440	19,182	17,728
Net income	4,840	707	4,908	3,368	4,921

Per Share Data
Earnings per share — basic	$1.34	$0.25	$1.78	$1.23	$1.81
Earnings per share — diluted	1.34	0.25	1.78	1.23	1.80
Cash dividends	0.40	0.61	0.78	0.71	0.68
Book value	15.45	16.34	16.57	15.74	14.46

Performance Ratios
Return on average assets	0.75%	0.12%	1.03%	0.73%	1.05%
Return on average equity	8.35	1.57	10.82	8.15	12.99
Net interest margin	4.16	4.33	4.53	4.05	3.55
Efficiency ratio *	67.90	63.16	63.87	66.65	67.37
Dividend payout ratio	29.85	244.00	43.82	57.72	37.57

Capital Ratios
Tier I capital to average assets	9.93%	7.80%	9.02%	10.04%	8.90%
Equity to assets	9.39	7.42	8.68	9.78	8.34

Asset Quality Ratios
Total non-performing assets to total assets	2.07%	2.10%	0.69%	0.16%	0.15%
Total non-performing loans and leases to total loans and leases	2.64	2.64	0.88	0.22	0.23
Net charge-offs to average loans and leases	0.10	2.19	0.55	0.37	0.22
Allowance for loan and lease losses to total loans and leases	1.97	1.42	1.49	1.41	1.29

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
OVERVIEW
This discussion is intended to compare the performance of the Company for the years ended December 31, 2010, 2009 and 2008. The review of the information presented should be read in conjunction with Part I, Item 1: “Business” and Part II, Item 6: “Selected Financial Data” and Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Summary
The Company’s financial objectives are focused on market share growth, earnings growth, and return on average equity. The Company rebounded from one of the most difficult years in its history in 2009 to a more normal level of profitability in 2010. The Company earned $4.8 million, or $1.34 per diluted share, in 2010, a sharp increase from $0.7 million, or $0.25 per diluted share, in 2009, but less than the $4.9 million, or $1.78 per diluted share, earned in 2008. Return on average equity was 8.35% in 2010, compared with 1.57% in 2009 and 10.82% in 2008. 2009 was impacted by significant deterioration in the Company’s national leasing portfolio that resulted in a $2.0 million goodwill impairment charge and $6.8 million in provision for lease losses. The Company experienced some improvement in the second half of 2009 with the FDIC-assisted acquisition of Waterford Village Bank (“Waterford”) and carried that momentum through 2010. In May of 2010, the Company conducted a successful capital raise, which resulted in $13.4 million in net proceeds. The increase in capital levels bolstered the Company’s balance sheet and gave the Company the capacity to pursue significant organic loan growth and the flexibility to pursue any attractive acquisition opportunities that might arise. When excluding the leasing portfolio, which is running off after management discontinued the Bank’s leasing business, gross core loans increased $54.4 million, or 11.9%, to $512.5 million from December 31, 2009 to December 31, 2010. This growth was achieved in the headwinds of a competitive and slow-growth Western New York market in the middle of an economic recovery from a deep recession.
Non-performing loans and leases increased $1.0 million from $12.9 million at December 31, 2009 to $13.9 million at December 31, 2010. The ratio of non-performing loans and leases to total loans and leases remained flat at 2.64% year over year. While non-performing loans are at their highest level in the past five years, the Company’s charge-off rate in 2010 of 0.10% remains low compared with the rest of the banking industry. Despite the Company’s significant growth in its core loan portfolio over the past three years and an increase in non-performing loans related to the difficult economic environment, the Company has managed to keep losses of its core loan portfolio at low levels.
Significant Factors in 2010 Performance
Net interest income increased 8.4% in 2010 compared with 2009. The increase was a result of balance sheet growth, including a full year of the acquired Waterford loan portfolio. Net interest margin declined from 4.33% in 2009 to 4.16% in 2010. The Company’s net interest margin remains above average compared with the rest of the banking industry, but has declined two years in a row due to assets re-pricing to lower rates while there is less opportunity to re-price liabilities as many of the sources of the Company’s funding have already re-priced. Included in the asset re-pricing impact is the roll-off of higher-rate direct financing leases.
The provision for loan and lease losses declined from $10.5 million to $3.9 million, mostly due to the deterioration in the leasing portfolio in 2009. While the Company still incurred $1.5 million in provision for leasing losses in 2010, the provision related to this portfolio in 2009 was $6.8 million. The leasing portfolio is $15.5 million at December 31, 2010, compared with $31.5 million at December 31, 2009. Management expects the portfolio to reduce by a little more than half again in 2011. As a result, the leasing portfolio’s impact on the Company’s performance should continue to decrease as time passes. Nevertheless, the credit quality of the portfolio remains poor with nearly 19% of leases in non-performing status as of December 31, 2010 and additional future provisioning remains possible. The provision for loan losses also decreased, from $3.7 million in 2009 to $2.4 million in 2010. While non-performing loans increased $1.0 million in 2010, they increased $7.2 million in 2009. Also, the economy improved from recessionary to slow growth. While the economy is not strong, it is better than the environment in 2009 and as a result the increase in the allowance for loan losses due to qualitative economic factors was not as severe.
After a solid performance in 2009, TEA struggled in 2010 with a decrease in revenue of 2.8% and a decrease in net income of 25.9%. The soft insurance market that has persisted since about 2005 continued through 2010. Insurers rely on their surplus to underwrite new business. The surplus is the amount of capital they maintain in excess of the reserves they have posted to pay for insured losses. Enhanced surplus capacity allows the insurance company to take on more risk and earn more premiums. The property and casualty insurance industry has steadily increased its surplus capacity since the events of September 11, 2001. The insurance industry has been able to grow surplus capacity to record levels in part through the returns they were able to achieve from their investment activities. The enhanced return on their investments enabled the carriers to write more business and further invest those premiums. In their efforts to grow market share and invest the premiums, insurers have reduced rates over the past few years. Thus, there has been a soft insurance market, characterized by falling premium rates, with many readily available insurance products. In contrast, a hard market is one in which insurance rates rise and coverage is more difficult to find. The insurance industry generally cycles between soft and hard markets. TEA would benefit from a return to a hardening market, and management expects that TEA will continue to struggle to grow revenue until a harder market returns. A relatively benign Atlantic hurricane season limited catastrophe losses in 2010 and insurance capacity and competition remained strong. Barring a significant market-changing event, consensus forecasts call for conditions to generally remain favorable to buyers in 2011.
Non-interest expenses were flat at $26.1 million from 2009 to 2010. When excluding the goodwill impairment charge of $2.0 million in 2009, non-interest expenses increased 8.4%, or $2.0 million. The primary factor causing the increase is the increase in salaries and benefits expense of $2.1 million as the Company continues to invest in people that will drive new business such as commercial loan officers and other financial services sales people, along with the requisite support staff. In conjunction with the Company’s successful capital raise, management believes it is setting the foundation for a period of robust organic growth in the near future.
Significant Factors in 2009 Performance
The first six months of 2009 were extremely difficult for the Company. The Company’s national leasing portfolio deteriorated very quickly as non-performing leases jumped from $0.8 million to $1.6 million from December 31, 2008 to March 31, 2009 and net leasing charge-offs from $0.7 million in the fourth quarter of 2008 to $1.6 million in the first quarter of 2009. As the deterioration heightened, management evaluated ENL’s place as part of the Company. At the end of the first quarter, management decided that given the high level of credit risk associated with the leasing portfolio and its sensitivity to the recessionary economy, coupled with ENL’s national footprint and lack of integration into the Bank’s Western New York community banking model, exiting the national leasing business was the appropriate business decision. The portfolio’s deterioration and management’s decision resulted in a write-off at March 31, 2009 of the full $2.0 million in goodwill attributable to ENL. The Company had a $3.3 million provision for loan and lease losses in the first quarter, with $2.9 million attributable to the leasing portfolio. In the second quarter, the leasing portfolio continued to deteriorate. At the end of the second quarter, the Company announced it would to attempt to sell the portfolio and marked the portfolio to market as of June 30, 2009. The total mark-to-market adjustment and net charge-offs related to leasing in the second quarter were $7.7 million. With $3.8 million previously reserved, the provision for lease losses was $3.9 million in the second quarter. With an additional $1.7 million in provision for loan losses in the quarter, the end result was a $1.9 million net loss in the second quarter of 2009.
The high level of risk in the leasing business stems from the low liquidity value of the collateral and the nature of the customers, often small businesses which are less likely to be able to withstand disruptions in the business cycle such as an economic recession than are larger, more established business with greater resources and experience. ENL conducted business with customers through brokers all over the United States, including states that previously had fast-growing economies such as California and Florida, which now are among those states with the worst economies.
The Company returned to solid profitability in the second half of 2009. Despite the losses absorbed from ENL, the Company’s capital position was still robust enough to earn regulatory approval for the purchase of certain assets and assumption of certain liabilities of Waterford Village Bank (“Waterford”) on July 24, 2009. The Company had a winning bid in the FDIC-assisted transaction of negative $0.8 million. In the transaction, the Company acquired $41.0 million in loans and deposits of $51.2 million. After making the appropriate purchase accounting marks to fair value, the Company took a gain on the bargain purchase of $0.7 million. All of the loans and foreclosed real estate purchased by the Bank under the Purchase and Assumption agreement with the FDIC are covered by a loss sharing agreement between the FDIC and the Bank. Under this loss sharing agreement, the FDIC agreed to bear 80% of loan and foreclosed real estate losses up to $5.6 million and 95% of losses that exceed $5.6 million.
The Company announced in October 2009 that, after going through a lengthy due diligence process with several potential buyers of the leasing portfolio, the bids did not reflect the Company’s estimate of the fair value of the portfolio. As a result, management decided to retain the portfolio and will service it until maturity.
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
Strategy
To sustain future growth and to meet the Company’s financial objectives, the Company has defined a number of strategies. Five of the more important strategies are:

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
The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives. While the Company intends to focus its efforts on the pursuit of these strategies, there can be no assurance that the Company will successfully implement these strategies or that the strategies will produce the desired results. The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense. Net interest income accounted for approximately 66% of total revenue in 2010. To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market area. To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, branch expansion, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.
The Company also considers non-interest income important to its continued financial success. Fee income generation is partly related to the Company’s loan and deposit operations, such as deposit service charges, as well as to its financial products, such as commercial and personal insurance sold through TEA and non-deposit investment products sold through ENBA. Improved performance in non-interest income can help increase capital ratios because most of the non-interest income is generated without recording assets on the balance sheet. The Company has and will continue to face challenges in increasing its non-interest income as the regulatory environment changes. For example, recent regulation has resulted in an industry-wide decline in overdraft deposit service charges. It is also expected that the new regulations stemming from the Dodd-Frank Act will force banks to drastically reduce interchange fees on debit cards. Management is closely studying these developments and their impact on the Company’s profitability, including the development of strategies to mitigate their impact.
While the Company reviews and manages all customer units, it has focused increased efforts on targeted segments in its community such as (1) smaller businesses with smaller credit needs but rich in deposits; (2) middle market commercial businesses; (3) commercial real estate and construction-related lending; and (4) retail customers. The overarching goal is to cross-sell between our insurance, financial services and banking lines of business to deepen our relationships with all of our customers. The Company believes that these efforts resulted in growth in the commercial loan portfolio and core deposits during fiscal 2010 and 2009.
To support growth in targeted customer units, the Bank opened one de-novo branch per year from 2004-2006, and opened another in August 2008. The Bank also acquired a new branch location in Clarence, NY in connection with the Waterford transaction in July 2009. The Bank is planning to open another branch in 2011, with the goal to open 1-2 more in the next 3 years. With all new and existing branches, the Company has strived to maintain a local community based philosophy. The Bank has emphasized hiring local branch and lending personnel with strong ties to the specific local communities it enters and serves.
In addition, the Bank acquired SDS on December 31, 2008. The Company believes that this acquisition has enabled the Bank to drive the strategic direction of its information technology platform by augmenting its resources and increasing its in-house capabilities in order to expand its operational flexibility, create scalability and mitigate risk as the Company grows. Additionally, SDS provides the opportunity to utilize proprietary technology as a strategic advantage for potential mergers and acquisitions of other financial institutions. SDS’s products and services include core and online banking systems, check imaging, item processing and ATM services.
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
The analysis of the allowance for loan and lease losses is composed of two components: specific credit allocation and general portfolio allocation. The specific credit allocation includes a detailed review of each impaired loan and allocation is made based on this analysis. Factors may include the appraisal value of the collateral, the age of the appraisal, the type of collateral, the performance of the loan to date, the performance of the borrower’s business based on financial statements, and legal judgments involving the borrower. The general portfolio allocation consists of an assigned reserve percentage based on the historical loss experience and other quantitative and qualitative factors of the loan or lease category.
The general portfolio allocation is segmented into pools of loans with similar characteristics. Separate pools of loans include loans pooled by loan grade and by portfolio segment. The Company does not have sufficient meaningful data to perform a traditional loss migration analysis and thus has implemented alternative procedures. Loans graded a 5 or worse (“criticized loans”) that exceed a material balance threshold are evaluated by the Company’s credit department to determine if the collateral for the loan is worth less than the loan. All of these “shortfalls” are added together and divided by the respective loan pool to calculate the quantitative factor applied to the respective pool. These loans are not considered impaired because the cash flow of the customer and the payment history of the loan suggest that it is not probable that the Company will be unable to collect the full amount of principal and interest as contracted and are thus still accruing interest. Also included in the criticized pool are certain nonaccrual loans that did not have any measureable impairment (i.e. the collateral value exceeds the loan carrying value but the full collectability of principal and interest as contracted are in doubt) but the collateral valuation had sufficient risk such that a reserve was appropriate. These particular loans are considered to have common characteristics based on the timing and reliability of appraisals or other valuation, timing of the a third-party’s inspection of the collateral, liquidity of collateral, borrowers financial condition, historical losses on similar loans and other factors as appropriate for the loan type, or other factors. As a result, management maintains reserves on these loans in the criticized loan pool in accordance with loan policy and regulatory guidance.
Loans that are graded 4 or better (“non-criticized loans”) are reserved in separate loan pools in the general portfolio allocation. A weighted average 5-year historical charge-off ratio by portfolio segment is calculated and applied against these loan pools.
For both the criticized and non-criticized loan pools in the general portfolio allocation, additional qualitative factors are applied. The qualitative factors applied to the general portfolio allocation reflect management’s evaluation of various conditions. The conditions evaluated include the following: industry and regional conditions; seasoning of the loan and lease portfolio and changes in the composition of and growth in the loan and lease portfolio; the strength and duration of the business cycle; existing general economic and business conditions in the lending areas; credit quality trends in non-accruing loans and leases; timing of the identification of downgrades; historical loan and lease charge-off experience; and the results of bank regulatory examinations. Due to the nature of the loans, the criticized loan pools carry significantly higher qualitative factors than the non-criticized pools.
Direct financing leases are segregated from the rest of the loan portfolio in determining the appropriate allowance for that portfolio segment. Unlike the loan portfolio, the Company does have sufficient historical loss data to perform a migration analysis for non-accruing leases. Management periodically updates this analysis by examining the non-accruing lease portfolio at different points in time and studying what percentage of the non-accruing portfolio ends up being charged off. There are selected large leases in non-accruing status which carry different characteristics than the rest of the portfolio. The Company has more information on these particular lessees. The underwriting for these leases was different due to the size of the leases and the subsequent servicing of these leases was also more intensive. Due to the elevated level of information on these leases, the Company is able to specifically analyze these leases and allocate an appropriate specific reserve based on the information available including cash flow, payment history, and collateral value. These selected large leases are not considered when performing the migration analysis. All of the remaining leases not in nonaccrual are allocated a reserve based on several factors including: delinquency and nonaccrual trends, charge-off trends, and national economic conditions.
For further discussion on the allowance for loan and lease loss, please see Note 1 and Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Goodwill and Intangible Assets
The amount of goodwill reflected in the Company’s Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill in an identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model. As of December 31, 2010, TEA had $8.1 million in goodwill. The banking and ENL reporting units do not have any more goodwill after the ENL reporting unit’s goodwill was determined to be impaired in 2009 and the entire $2.0 million balance was written down to zero. All of the goodwill at TEA stems from the acquisition of various insurances agencies, not the purchase of diverse companies in which goodwill was subjectively allocated to different reporting units. Therefore, total market capitalization reconciliation was not performed because not all of the reporting units had goodwill. As a result, such an analysis would not be meaningful.
Management valued TEA, the reporting unit with goodwill, using cash flow modeling and earnings multiple techniques. When using the cash flow models, management considered historical information, the operating budget for 2011, economic and insurance market cycles, and strategic goals in projecting net income and cash flows for the next five years. The fair value calculated substantially exceeded the book value of TEA. The value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was averaged with the value as determined by the cash flow model to calculate the fair value. The multiple used was based on data from a third party consulting service. The firm’s services include searching, valuing, structuring, and negotiating the acquisition of insurance agencies. The valuation using the EBITDA model was higher, likely a result of conservative growth assumptions used by the Company in the cash flow model as well as an implied control premium in the multiple.
While the fair values determined in the impairment tests were substantially higher than the carrying value for TEA, the risk of a future impairment charge still exists. Management used growth rates that are achievable over the long run through both soft and hard insurance cycles. A soft insurance market has persisted for several years, resulting in a decrease in revenue of 2.8%, a decrease in EBITDA of 15.6%, and a decrease in net income of 25.9% at TEA in 2010 compared with 2009. A continued soft insurance market over the long term could result in lower than projected revenue and profitability growth rates and result in depressed pricing multiples in the acquisition marketplace. A persistent soft insurance market is the biggest risk to the Company’s valuation model.
For further discussion of the Company’s accounting for goodwill and other intangible assets, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 1 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K discusses new accounting policies adopted by the Company during fiscal 2010. Below are accounting policies recently issued or proposed but not yet required to be adopted. To the extent management believes the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed below.
Accounting Standards Update (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A), modifies Step 1 of the goodwill impairment test under FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other, for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, including the examples provided in FASB ASC paragraph 350-20-35-30, in determining whether an interim goodwill impairment test between annual test dates is necessary. On adoption of this ASU, goodwill impairment that results from this requirement to perform Step 2 of the goodwill impairment test would be recognized as cumulative effect adjustment to beginning retained earnings in the period of adoption. The ASU is effective for fiscal year, and interim periods within those years, beginning after December 15, 2010 for a public entity. An impairment charge recorded on adoption may require disclosure for 2010 calendar year-end registrants. The Company adopted the ASU as of January 1, 2011. The Company has one reporting unit with goodwill — TEA, its insurance agency subsidiary. As the carrying amount of that reporting unit is greater than zero, adoption of this ASU did not impact the Company.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009
Net Income
Net income of $4.8 million in 2010 consisted of $4.1 million related to the Company’s banking activities and $0.7 million in net income related to the Company’s insurance agency activities. The total net income of $4.8 million or $1.34 per basic and diluted share in 2010 compares with $0.7 million or $0.25 per basic and diluted share for 2009.
Supplemental Reporting of Non-GAAP Results of Operations
In accordance with GAAP, included in the computation of net income for years ended December 31, 2010, 2009, and 2008, are gains and losses on the sale of securities and acquisition-related amortization and gains. To provide investors with greater visibility of the Company’s operating results, the Company uses “net operating income,” which excludes items that management believes to be non-operating in nature. Specifically, “net operating income” excludes gains and losses on the sale and call of securities and acquisition-related items such as amortization expense of acquisition intangibles, goodwill impairment, and the gain on bargain purchase. This non-GAAP information is being disclosed because management believes this non-GAAP financial measure provides investors with information useful in understanding the Company’s financial performance, its performance trends, and financial position. While the Company’s management uses this non-GAAP measure in its analysis of the Company’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies.
When net income is adjusted for what management considers “non-operating” items, “net operating” income was $5.4 million in 2010, compared with $2.1 million for 2009, and $5.3 million in 2008. Diluted net operating earnings per share for 2010 was $1.49 compared with $0.74 in 2009 and $1.93 in 2008. The reconciliation of net operating income and diluted net operating earnings per share to net income and diluted earnings per share can be found in the following table.

Reconciliation of GAAP Net Income to Non-GAAP Net Operating Income

	Year ended December 31,
(in thousands, except per share)	2010	2009	2008
GAAP Net Income	$4,840	$707	$4,908

Gain on sale and call of securities*	(5)	(11)	(6)
Goodwill impairment charge*	—	1,210	—
Amortization of intangibles*	549	568	418
Gain on bargain purchase*	—	(409)	—

Net operating income^	$5,384	$2,065	$5,320

GAAP diluted earnings per share	$1.34	$0.25	$1.78

(Gain) loss on sale of securities*	—	—	—
Goodwill impairment charge*	—	0.43	—
Amortization of intangibles*	0.15	0.21	0.15
Gain on bargain purchase*	—	(0.15)	—

Diluted net operating earnings per share^	$1.49	$0.74	$1.93

*	After any tax-related effect

^	Non-GAAP measure
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
AVERAGE BALANCE SHEET INFORMATION
The following table presents the significant categories of the assets and liabilities of the Bank, interest income and interest expense, and the corresponding yields earned and rates paid in 2010, 2009 and 2008. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest. Securities are stated at fair value. Interest and yield are not presented on a tax-equivalent basis.

	2010			2009			2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases, net	$494,366	$28,102	5.68%	$439,710	$27,416	6.24%	$357,210	$26,328	7.37%
Taxable securities	50,149	1,740	3.47%	40,594	1,608	3.96%	32,168	1,309	4.07%
Tax-exempt securities	39,330	1,566	3.98%	40,242	1,676	4.16%	34,584	1,490	4.31%
Federal funds sold	4,642	9	0.19%	1,188	1	0.08%	1,531	24	1.57%

Total interest-earning assets	588,487	31,417	5.34%	521,734	30,701	5.88%	425,493	29,151	6.85%

Non interest-earning assets:
Cash and due from banks	13,281			12,337			12,592
Premises and equipment, net	10,054			9,547			8,662
Other assets	35,059			32,886			30,037

Total Assets	$646,881			$576,504			$476,784

Liabilities & Stockholders’ Equity
Interest-bearing liabilities:
NOW	$24,981	251	1.00%	$11,514	41	0.36%	$11,793	80	0.68%
Regular savings deposits	237,939	1,648	0.69%	197,178	2,226	1.13%	113,266	1,801	1.59%
Muni-vest savings	30,005	145	0.48%	33,266	209	0.63%	23,459	494	2.11%
Time deposits	142,360	3,616	2.54%	142,893	4,368	3.06%	144,040	5,713	3.97%
Other borrowed funds	31,721	909	2.87%	32,758	843	2.57%	35,876	1,110	3.09%
Junior subordinated debentures	11,330	333	2.94%	11,330	399	3.52%	11,330	644	5.68%
Securities sold under agreement to repurchase	7,531	20	0.27%	5,331	21	0.39%	5,151	41	0.80%

Total interest-bearing liabilities	485,867	6,922	1.42%	434,270	8,107	1.87%	344,915	9,883	2.87%

Non interest-bearing liabilities:
Demand deposits	92,072			85,181			75,551
Other	11,006			12,013			10,972

Total liabilities	588,945			531,464			431,438

Stockholders’ equity	57,936			45,040			45,346

Total Liabilities & Equity	$646,881			$576,504			$476,784

Net interest earnings		$24,495			$22,594			$19,268

Net yield on interest earning assets			4.16%			4.33%			4.53%

Interest rate spread			3.92%			4.01%			3.98%
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

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
			(in thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:

Loans and leases	$3,232	($2,546)	$686	$5,518	($4,430)	$1,088
Taxable securities	348	(216)	132	335	(36)	299
Tax-exempt securities	(37)	(73)	(110)	237	(51)	186
Federal funds sold	6	2	8	(4)	(19)	(23)

Total interest-earning assets	$3,549	($2,833)	$716	$6,086	($4,536)	$1,550

Interest paid on:

NOW accounts	$82	$128	$210	($2)	($37)	($39)
Savings deposits	398	(976)	(578)	1,056	(630)	426
Muni-vest	(19)	(45)	(64)	152	(437)	(285)
Time deposits	(16)	(736)	(752)	(45)	(1,300)	(1,345)
Fed funds purchased and other borrowings	29	(30)	(1)	(96)	(437)	(533)

Total interest-bearing liabilities	$474	($1,659)	($1,185)	$1,065	($2,841)	($1,776)

Net interest income increased by $1.9 million, or 8.4%, to $24.5 million in 2010 from $22.6 million in 2009. As indicated in the preceding table, interest-earning asset and interest-bearing liability volume positively impacted net interest income by $3.1 million, while rates earned and paid on those respective assets and liabilities negatively impacted net interest income by $1.2 million. Overall, the increase in the volume of loans and investment securities and the benefit of lower rates paid on interest-bearing liabilities was partially offset by lower rates earned on interest-earning assets, particularly loans and leases.
During 2008, the FRB aggressively cut interest rates and reduced its target overnight rate by 200 basis points over the first 8 months. This rate cut activity accelerated in the fourth quarter of 2008 because of the continuing financial turmoil and by the end of 2008 the target overnight rate had been cut to between 0.00% and 0.25%. These actions by the FRB, along with its program to purchase mortgage-backed securities, kept market interest rates at or near all-time lows for all of 2009. Rates continued to remain low during 2010, as the global economy continued to struggle. This interest rate environment resulted in lower interest yields earned on assets as well as lower rates paid on liabilities.
Low interest rates helped support loan demand. The impact on net interest income from loan volume was also affected by the acquisition of Waterford’s loan portfolio of $41.0 million in July 2009. A full year of balances of the former Waterford portfolio contributed to the increase in average loans and leases in 2010 compared with 2009. Total loan growth continued to be driven by commercial loan growth, which increased by 12.7%, from a $336.5 million average balance in 2009 to a $379.1 million average balance in 2010. Consumer loans increased 13.1% from $109.0 million average balance in 2009 to $123.2 million in 2010. Investment securities volume positively impacted net interest income by $0.3 million as the Company used the proceeds from raising capital from the sale of its common stock to purchase investments.
On the funding side, the Company has been successful in attracting new deposit customers, with most of that success coming in the premium-rate Better Checking, Better Savings, and business money market accounts. Better Checking is a NOW product and the impact of its premium rate is evidenced in the table above as the only deposit category that paid a higher rate in 2010 versus 2009. Better Savings and business money market are savings deposit products and while overall savings rates dropped because of the low rate environment, they did not drop as much as loan rates. While these products have put some pressure on the net interest margin, the Company expects to benefit in the long term from the deeper relationships that these core deposits products provide. In order to get the premium rates, customers have to have multiple products with the Company and demonstrate its core relationship with the Bank through required transaction activity in checking accounts.
Net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, declined to 3.92% in 2010, compared with 4.01% in 2009. The yield on interest-earning assets decreased 54 basis points from 5.88% in 2009 to 5.34% in 2010, and the cost of interest-bearing liabilities decreased 45 basis points, from 1.87%

in 2009 to 1.42% in 2010. Net interest spread remained wide as the yield curve, or the difference between long-term rates and short-term rates, remained fairly steep throughout 2010. Banks traditionally benefit from a steep yield curve because the duration of interest-earnings assets is typically longer than the duration of interest-bearing liabilities. Another effect of the difference in the duration of assets and liabilities is that after the Company’s spread widened in 2008 because it was able to re-price its liabilities faster than its assets, its spread has declined two years in a row as assets continue to re-price while liabilities have already re-priced with less ability for any further re-pricing.
The Company’s net interest margin decreased from 4.33% in 2009 to 4.16% in 2010, reflecting the changes to the net interest spread. In the future, it should be noted that several factors could put pressure on the Company’s net interest margin, including increases in interest rates, flattening of the yield curve, and increased pricing competition for loans and deposits.
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
Provision for Loan and Lease Losses
The Company’s provision for loan and lease losses decreased $6.6 million from $10.5 million in 2009 to $3.9 million in 2010. Most of the decrease was due to the significant credit issues experienced in the Company’s national lease portfolio during 2009, as described in the “Overview” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. The provision for lease losses decreased $5.3 million from $6.8 million in 2009 to $1.5 million in 2010. The provision for loan losses also decreased, going from $3.7 million in 2009 to $2.4 million in 2010. Management continued to identify and provision for impaired loans and increases in criticized loan pools. However, the increases in impaired loans and criticized loans were not as substantial in 2010, resulting in a lower loan loss provision. Another reason for the lower provision is that while the economy remained stagnant, it did stabilize somewhat, particularly expectations of future economic growth. By comparison, the economy deteriorated throughout 2009. While the non-performing loans and leases to total loans and leases ratio was flat at 2.64% at December 31, 2010 and December 31, 2009, the ratio increased substantially from 0.88% at December 31, 2008 to 2.64% at December 31, 2009. The increase in non-performing loans and leases during 2009 was a contributing factor to the higher provision for loan and lease losses during 2009.
Trends in non-performing loans and charge-offs are the best indicators of credit quality and provide context for the movement in the provision for loan and lease losses. Trends in those two important credit quality indicators are presented and discussed in the next section. A description of how the allowance for loan and lease losses is determined along with tabular data depicting the key factors in calculating the allowance is in Part II, Item 8 of this Annual Report on Form 10-K “Financial Statements and Supplementary Data — Notes 1 and 3 of the Notes to Consolidated Financial Statements.”
Non-accrual, Past Due and Restructured Loans and Leases
The following table summarizes the Bank’s non-accrual and accruing loans and leases 90 days or more past due as of the dates listed below. See Part II, Item 8 of this Annual Report on Form 10-K “Financial Statements and Supplementary Data — Note 3 of the Notes to Consolidated Financial Statements” for further information about the Company’s non-accrual, past due and restructured loans and leases.

	At December 31,
	2010	2009	2008	2007	2006
		(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential mortgages	$696	$978	$—	$—	$—
Commercial and multi-family	5,724	2,328	1,291	112	145
Construction-residential	186	—	—	—	—
Construction-commercial	850	417	417	—	—
Home equities	256	181	51	—	—

Total mortgage loans on real estate	7,712	3,904	1,759	112	145

Direct financing leases	2,930	2,905	791	215	—
Commercial loans	2,203	1,784	758	224	443
Consumer loans	276	243	—	—	—
Other	—	—	123	—	—

Total non-accruing loans and leases	$13,121	$8,836	$3,431	$551	$588

Accruing loans and leases 90+ days past due	806	4,112	148	163	74

Total non-performing loans and leases	$13,927	$12,948	$3,579	$714	$662
Total non-performing loans and leases to total assets	2.07%	2.09%	0.68%	0.16%	0.15%

Total non-performing loans and leases to total loans and leases	2.64%	2.64%	0.88%	0.22%	0.23%

Non-performing loans and leases increased from $12.9 million at December 31, 2009 to $13.9 million at December 31, 2010. Non-accruing loans and leases increased $4.3 million from $8.8 million at December 31, 2009 to $13.1 million at December 31, 2010. In the fourth quarter of 2010, the non-accruing portfolio spiked to $13.1 million due to two primary factors. First, a large commercial mortgage relationship for $3.5 million was moved into nonaccrual. Management ordered a new appraisal for the underlying collateral and recorded a provision for loan losses for the $0.3 million shortfall between the appraised value of the underlying collateral (adjusted for projected selling and carrying costs) and the loan value. Second, the Company’s two largest remaining direct financing leases for a total of $0.5 million were placed into nonaccrual in the fourth quarter. Management believes that these two leases contain significantly different risk characteristics than the remaining leasing portfolio. One of the leases is with a local borrower with whom Bank management has a developed relationship and a restructuring plan is in place. The second lease is with a large public company that recently declared bankruptcy. The Company is considered a secured creditor in the bankruptcy. Most of the leases in the Company’s portfolio are with small businesses throughout the country, obtained through a broker network. While the two large leases have characteristics of troubled credits and are classified as nonaccrual, management does not believe these two leases have similar characteristics as compared with the remaining lease portfolio. Management believes appropriate reserves have been established on an individual basis for the two leases.
The increase in non-accruing loans and leases was partially offset by a decrease in loans and leases 90+ days past due and still accruing interest. This category decreased from $4.1 million at December 31, 2009 to $0.8 million at December 31, 2010. Management considers these loans well secured and in the process of collection, and still believes that the Company will collect the full value of principal and interest as contracted. Last year’s balance included two large commercial mortgages for $3.7 million which were both performing and current at December 31, 2010 after being extended during 2010. The extension did not involve lowering the interest rate or monthly payment on the loans. Neither borrower is considered to be in financial difficulty. Therefore, these loans are not considered troubled debt restructurings.
The Bank had $2.5 million in loans and leases, of which $1.3 were in non-accrual status, that were restructured in a troubled debt restructuring at December 31, 2010, compared with $2.2 million in loans and leases, with $0.9 million in non-accrual status, at December 31, 2009. Those loans and leases that are in accruing status have shown evidence of performance for at least six months as of December 31, 2010 and 2009. These restructurings were allowed in an effort to maximize the Bank’s ability to collect on loans and leases where borrowers were experiencing financial issues. The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full. If a borrower continues to be delinquent after a troubled debt restructuring, the loan or lease will be placed in nonaccrual or charged off.

The following table summarizes the loans and leases that were classified as troubled debt restructurings:

	December 31,
	2010	2009
	(in thousands)
Commercial and industrial	$166	$121

Residential real estate:
Residential	—	—
Construction	—	—

Commercial real estate:
Commercial and multi-family	139	144
Construction	—	—
Home equities	68	229
Direct financing leases	2,155	1,736
Consumer	—	18
Other	—	—

Total troubled restructured loans and leases	$2,528	$2,248

Allowance for Loan and Lease Losses
The following table summarizes the Bank’s allowance for loan and lease losses and changes in the allowance for loan and lease losses by categories:
ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	2010	2009	2008	2007	2006
			(in thousands)
BALANCE AT THE BEGINNING OF THE YEAR	$6,971	$6,087	$4,555	$3,739	$3,211
CHARGE-OFFS:
Residential mortgages	—	—	—	—	(6)
Commercial and multi-family	—	—	—	—	—
Construction-residential	—	—	—	—	—
Construction-commercial	(104)	—	—	—	—
Home equities	—	—	(1)	(5)	—
Direct financing leases	—	(9,483)	(2,149)	(1,048)	(500)
Commercial loans	(388)	(319)	—	(154)	(212)
Consumer loans	(4)	—	(2)	(5)	(35)
Other	(53)	(56)	(53)	(59)	(45)

TOTAL CHARGE-OFFS	(549)	(9,858)	(2,205)	(1,271)	(798)

RECOVERIES:
Residential mortgages	—	—	—	1	—
Commercial and multi-family	—	—	—	—	—
Construction-residential	—	—	—	—	—
Construction-commercial	30	—	—	—	—
Home equities	1	—	—	—	—
Direct financing leases	—	211	170	105	62
Commercial loans	4	9	36	26	53
Consumer loans	—	—	2	17	63
Other	24	22	21	21	20

TOTAL RECOVERIES	59	242	229	170	198

NET CHARGE-OFFS	(490)	(9,616)	(1,976)	(1,101)	(600)
PROVISION FOR LOAN AND LEASE LOSSES	3,943	10,500	3,508	1,917	1,128

BALANCE AT END OF YEAR	$10,424	$6,971	$6,087	$4,555	$3,739

RATIO OF NET CHARGE-OFFS TO AVERAGE NET LOANS AND LEASES OUTSTANDING	0.10%	2.19%	0.55%	0.37%	0.22%

RATIO OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO TOTAL LOANS AND LEASES	1.97%	1.42%	1.49%	1.41%	1.29%

An allocation of the allowance for loan and lease losses by portfolio type over the past five years follows (dollars in thousands):

	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent		Percent
	at	of loans in	at	of loans in	at	of loans in	at	of loans in	Balance	of loans in
	12/31/2010 Attributable	each category to	12/31/2009 Attributable	each category to	12/31/2008 Attributable	each category to	12/31/2007 Attributable	each category to	at 12/31/2006	each category to
	to:	total loans:	to:	total loans:	to:	total loans	to:	total loans	Attributable to:	total loans
Residential Mortgages*	$548	13.5%	$559	14.2%	$238	13.9%	$237	17.4%	$129	16.9%
Commercial Mortgages*	4,252	55.6%	3,324	53.5%	1,646	48.0%	1,379	43.5%	1,425	46.1%
Home Equities	540	10.1%	495	10.2%	256	9.7%	216	11.1%	138	11.9%
Commercial Loans	3,435	17.3%	2,387	14.9%	1,289	13.4%	1,276	13.1%	889	12.7%
Consumer Loans	29	0.6%	57	0.8%	60	0.6%	72	1.0%	95	1.4%
Direct financing leases	1,471	2.9%	—	6.4%	2,449	14.4%	1,215	13.9%	905	11.0%
Unallocated	149	—%	149	—%	149	—%	160	—%	158	—%

Total	$10,424	100.0%	$6,971	100.0%	$6,087	100.0%	$4,555	100.0%	$3,739	100.0%

*	includes construction loans
Much of the economic turmoil in the national economy began with the sub-prime mortgage credit crisis. As the Company does not engage in sub-prime lending, the faltering sub-prime credit market has not directly affected the Company’s loan and lease portfolio. However, the recessionary economy has impacted the Company’s commercial real estate, commercial loan, and in particular, its national leasing portfolio as the Company’s customers struggle to deal with the difficult economic conditions. Management is closely monitoring the Company’s loan and lease portfolio for potential losses and heightened risk factors related to our customers. The increase in the allowance for loan and lease losses in 2010 reflects management’s assessment of the risk inherent in the portfolio composition as well as the economic conditions. The United States was in recession throughout 2008 and 2009 while 2010 experienced slow economic growth.
Net charge-offs decreased from $9.6 million in 2009 to $0.5 million in 2010. The ratio of net charge-offs to average net loans and leases outstanding decreased from 2.19% to 0.10%. The decline is entirely attributable to net leasing charge-offs declining from $9.3 million in 2009 to $0 in 2010. (There were still individual leases written off in 2010. The following paragraph and table explain why there were $0 in leasing charge-offs through the allowance for lease losses while individual leases were still being written off in 2010.)
The troubled economy resulted in a significant increase in net charge-offs in the direct financing lease portfolio during 2009. The $9.3 million in net leasing charge-offs included a mark-to-market adjustment of $7.2 million on the total portfolio after the Company initially announced its intention to sell the portfolio during the second quarter of 2009. The fair value calculation was based on competitive bids. Subsequent to that initial announcement, the Company decided to keep and service the remaining leasing portfolio until maturity rather than sell the portfolio at a distressed value in a difficult market. Under GAAP, the Company did not reverse the mark-to-market adjustment made at June 30, 2009, even though it no longer intended to sell the portfolio. The adjustment initially represented the difference between the leasing portfolio’s principal value and fair value. Although leases are not valued at fair value any longer as the Company no longer intends to sell the portfolio, there remains a difference between the principal value and carrying value. As leases are deemed uncollectible, the principal value is written down and the difference between the principal value and the carrying value becomes smaller. The following table illustrates the charge-off activity in the leasing portfolio along with some relevant credit quality data:

	As of December 31,
	2010	2009
Direct financing lease principal balance	$16,968	$35,645
Mark-to-market adjustment	(1,493)	(4,159)

Direct financing lease carrying balance	$15,475	$31,486

	For the year ended
	December 31,
	2010	2009
Beginning balance of mark	$4,159	$0
Mark-to-market adjustment	—	$7,164
Net write-offs	(2,666)	(3,005)

Remaining mark	$1,493	$4,159

Allowance for lease losses, beginning balance	$0	$2,450
Provision for leases	1,471	6,822
Leasing net charge-offs	—	(9,272)

Allowance for lease losses, ending balance	$1,471	$0

Total mark plus allowance	$2,964	$4,159
Mark plus allowance / leasing principal balance	17.47%	11.67%

Non-accruing leases	$2,930	$2,905
Non-accruing leases / leasing principal balance	17.27%	8.15%
Overall, the ratio of the allowance for loan and lease losses to total loan and leases increased year over year from 1.42% at December 31, 2009 to 1.97% at December 31, 2010. The ratio of non-performing loans and leases to total loans and leases stayed flat at 2.64% from December 31, 2009 to December 31, 2010. Therefore, the coverage ratio of the allowance for loan and lease losses to non-performing loans and leases increased from 54% to 75%. There are two other factors that significantly influence these ratios.
The first factor is the acquisition of Waterford’s loan portfolio. At December 31, 2010, the Company had $34.2 million in loans from the acquisition that are covered under the loss share agreement with the FDIC. Under the agreement, the Company is eligible to be reimbursed for 80% of the losses on the acquired loans’ original carrying value. At the time of acquisition, the Company wrote down any impaired loans. The $2.0 million in impaired loans and $0.2 million in other real estate were written down by $1.4 million, to a net carrying value of $0.8 million. These loans were immediately put on non-accruing status. These loans currently have a carrying value of $0.4 million. An additional $1.3 million in loans acquired from Waterford have been placed in non-accruing status subsequent to the acquisition date. An additional loan for $0.8 million is 90 days past due and still accruing interest and is considered non-performing. It is not in non-accruing status because it is considered well-secured and in the process of collection. At the acquisition date, management estimated that $0.4 million of contractual cash flows on all non-impaired loans acquired would not be collected and recorded a corresponding mark to the acquired loan portfolio. Because the entire loan portfolio acquired from Waterford was marked to its market value at acquisition date, a provision for loan losses is only recorded to account for subsequent deterioration in the portfolio or when new economic or other market risks become evident post-acquisition. Because of the mark-to-market adjustments at acquisition and the 80% guarantee provided by the FDIC, the amount of allowance for loan losses on this $34.2 million loan portfolio is only $0.1 million, or 0.35% of the acquired loan portfolio.
The second factor is the direct financing lease portfolio. Due to the significant credit issues in this portfolio, the leasing portfolio carries a higher allowance ratio than the rest of the portfolio. The coverage ratio of 50.2% is lower than the legacy loan portfolio. However, this lower ratio is mitigated by the remaining mark on the portfolio as discussed and shown in the previous table. The following table depicts the allowance and non-performing ratios by segregating the legacy loan portfolio, the purchased loan portfolio that is partially guaranteed by the FDIC and the leasing portfolio as of December 31, 2010:

				Allowance for loan		Allowance for loan
				and lease	Non-performing	and lease
		Allowance for loans	Non-performing loan	losses/Total loans	loans/Total loans	losses/Non-performing
($ in thousands)	Balance	and leases	and lease losses	and leases	and leases	loans

Legacy portfolio	$478,346	$8,834	$8,515	1.85%	1.78%	103.75%
Acquired loans	34,157	119	2,482	0.35%	7.27%	4.80%
Leases	15,475	1,471	2,930	9.51%	18.93%	50.20%

Total	$527,978	$10,424	$13,927	1.97%	2.64%	74.85%

The Company maintains a robust loan review process to ensure that specific credits are appropriately reserved. In particular, management continues to monitor the leasing portfolio closely in a more challenging economic environment. Also, management is cognizant that commercial real estate values may be susceptible to decline in an adverse economy. Management believes that the allowance for loan and lease losses is reflective of a fair assessment of the current environment and credit quality trends.
Non-Interest Income
Total non-interest income in 2010 decreased $1.4 million, or 10.2% from 2009 to 2010. Excluding the one-time gain on the bargain purchase of Waterford of $0.7 million, the decrease was 5.7%. There were several factors driving the decrease. The first factor is the decrease in insurance service and fee revenue of $0.2 million, or 2.8%, to $7.0 million. TEA’s revenue is the largest component of non-interest income at 55.3% of total non-interest income. TEA remains a source of diversification in the earnings of the Company and helps generate income not directly impacted by difficult credit or interest rate environments. However, during 2010, TEA revenue growth continued to remain stagnant due to the soft insurance market. Second, bank service charges declined $0.4 million, or 16.1%, from prior year, to $1.9 million. This is attributable to decreases in overdraft fees as a result of new regulations that became effective in July 2010. The third primary reason for the decrease in non-interest income is the decrease in BOLI income of $0.1 million, to $0.5 million in 2010. That decrease was a result of a gain on life insurance proceeds of $0.1 million in 2009.
Non-Interest Expense
Total non-interest expenses were flat at $26.1 million in 2010. However, when excluding the one-time goodwill impairment charge related to the Company’s leasing reporting unit in 2009, non-interest expenses increased $2.0 million or 8.4% in 2010 over 2009. The largest increase in non-interest expense was in salaries and employee benefits, which increased $2.1 million, or 16.2%, in comparison to 2009. Incentive compensation was $0.8 million in 2010. In 2009, there was no accrual for bonuses due to the Company’s poor performance. Most of the rest of the increase stems from merit increases and other added positions, including $0.1 million from a full year of staffing the former Waterford branch. In 2010, the Company made significant investments in revenue-generating positions such as commercial loan officers, residential mortgage loan officers, cash manager and financial services representatives along with the corresponding support staff such as credit analysts.
FDIC insurance premiums remained high at $1.0 million in 2010 compared to $0.9 million in 2009. In the past two years, insurance premiums charged by the FDIC have increased significantly from previous levels in an attempt to replenish the depleted insurance fund after the wave of bank failures in the past two years. The change in calculation of the assessment base stipulated by the Dodd-Frank Act is expected to benefit the Company and result in lower deposit insurance premiums in the second half of 2011.
Occupancy expense increased approximately $0.2 million or 6.3% from 2009 to 2010, primarily due to the purchase of the former Waterford branch in March 2010. These costs also can be related to higher property taxes, depreciation, and maintenance.
The efficiency ratio expresses the relationship of operating expenses to revenues. The Company’s efficiency ratio, or non-interest operating expenses (exclusive of non-cash goodwill impairment and intangible amortization) divided by the sum of net interest income and non-interest income (exclusive of gains and losses from investment securities), was 67.9% in 2010, an increase from 2009’s ratio of 63.2% as a result of the Company’s declining net interest margin, declining fee income, and investments in additional employees and infrastructure.

Taxes
The provision for income taxes in 2010 was an expense of $2.2 million on pre-tax income of $7.1 million for an effective rate of 31.6%. The income tax benefit in 2009 was $0.6 million on pre-tax income of $0.1 million. The Company had a tax benefit in 2009 even though it had positive pre-tax income because its taxable income was negative. The calculation of taxable income excludes non-taxable items such as municipal bond interest income and BOLI income.
RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008
Net Income
Net income of $0.7 million in 2009 consisted of losses of ($0.3) million related to the Company’s banking activities and $1.0 million in net income related to the Company’s insurance agency activities. The total net income of $0.7 million or $0.25 per basic and diluted share in 2009 compared with $4.9 million or $1.78 per basic and diluted share for 2008.
Net Interest Income
Net interest income, before the provision for loan and lease losses, increased by $3.3 million, or 17.3%, to $22.6 million in 2009 from $19.3 million in 2008. The increase in 2009 attributable to volume was $5.0 million, while the amount attributable to rates was a negative ($1.7) million. The increase in the volume of loans and leases and investment securities and the lower rates paid on interest-bearing liabilities was partially offset by lower rates earned on interest-earning assets, particularly loans and leases. Total loan and lease growth continued to be driven by commercial loan and lease growth, which increased by 27.6%, from a $263.7 million average balance in 2008 to a $336.5 million average balance in 2009. Consumer loans increased 11.7% from $97.6 million average balance in 2008 to $109.0 million in 2009. Investment securities volume positively impacted net interest income by $0.5 million as the investment portfolio grew to support the Company’s strong deposit growth, particularly in its money market savings deposits, muni-vest savings deposits, and demand deposits.
Non-Interest Income
Total non-interest income in 2009 increased approximately $2.4 million, or 20.5%, from 2008. There were several factors that drove the increase. First is the $0.8 million in revenue generated by SDS, a data processing company acquired by the Company on December 31, 2008. Second, the Company recognized a $0.7 million gain on the bargain purchase of Waterford from the FDIC in July 2009. Third, BOLI income increased $0.4 million to $0.6 million in 2009. That increase was a result of a gain on life insurance proceeds of $0.1 million and the losses experienced from two variable BOLI policies in 2008 that were sold. The fourth reason for the increase in non-interest income is an increase in insurance service and fee revenue of $0.3 million. Insurance service and fee revenue grew 4.7% to $7.2 million. TEA’s revenue is the largest component of non-interest income at 51.1% of total non-interest income. TEA benefited from increased profit-sharing revenue as well as an increase in claims fee income at FCS. TEA remains a source of diversification in the earnings of the Company and helps generate income not directly impacted by difficult credit or interest rate environments.
Non-Interest Expense
Total non-interest expense in 2009 increased $5.6 million, or 27.5%, from 2008. The largest increases in non-interest expense were from salaries and employee benefits, which increased $1.5 million, or 13.7%, in comparison to 2008. Several factors drove that increase, including employees added in the SDS acquisition ($0.7 million), the branch in Clarence, NY acquired from Waterford ($0.2 million), increased pension expense after the significant decline in the plan assets in 2008 ($0.2 million), a full year of the new branch in Buffalo, NY ($0.1 million), and merit increases and other added positions ($0.3 million).
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
FINANCIAL CONDITION
The Company had total assets of $671.5 million at December 31, 2010, an increase of $52.1 million or 8.4% from $619.4 million at December 31, 2009. Net loans of $517.6 million increased 7.3% or $35.0 million over 2009. Securities increased $14.3 million or 18.1% over 2009. Deposits increased by $45.0 million or 9.0%. Stockholders’ equity increased $17.1 million or 37.2% from 2009.
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
Under the Bank’s policy, acceptable portfolio investments include: United States (“U.S.”) Government obligations, obligations of federal agencies or U.S. Government-sponsored enterprises, mortgage backed securities, municipal obligations (general obligations, revenue obligations, school districts and non-rated issues from the Bank’s general market area), banker’s acceptances, certificates of deposit, Industrial Development Authority Bonds, Public Housing Authority Bonds, corporate bonds (each corporation limited to the Bank’s legal lending limit), collateralized mortgage obligations, Small Business Investment Companies (SBIC), Federal Reserve stock and Federal Home Loan Bank stock.
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
Although concerns have been raised in the marketplace recently about the health of municipal bonds, the Company has not experienced any credit troubles in this portfolio and does not believe any credit troubles are imminent. Aside from the non-rated municipal securities to local municipalities discussed above that are considered held-to-maturity, all of the Company’s available-for-sale municipal bonds are investment-grade government obligation (“G.O.”) bonds. G.O. bonds are considered safer than revenue bonds because they are backed by the full faith and credit of the government while revenue bonds rely on the revenue produced by a particular project. All of the Company’s municipal bonds are to municipalities in NY. There has never been a default of a NY G.O. in the history of the state. Historical performance does not guarantee future performance, but it does indicate that the risk of loss on default of a G.O. municipal bond for the Company is relatively low.
Pursuant to FASB Accounting Standards Codification (“ASC”) 320, “Investments — Debt and Equity Securities,” which establishes accounting treatment for investments in securities, all securities in the Bank’s investment portfolio are either designated as “held to maturity” or “available for sale.”
Securities and federal funds sold made up 16.0% of the Bank’s total average interest-earning assets in 2010 compared with 15.7% in 2009. These assets provide the Bank with additional sources of liquidity and income and act as collateral for the Bank’s municipal deposits. The Bank’s securities portfolio outstanding balances increased 18.1% in 2010. The majority of this increase was due to investing the $13.4 million of funds raised with the public offering in May of 2010. The Bank continues to have a large concentration in tax-advantaged municipal bonds, which make up 41.2% of the portfolio at December 31, 2010 versus 51.7% at December 31, 2009 and government-sponsored mortgage-backed securities, which comprise 29.4% of the total at December 31, 2010 versus 27.4% at December 31, 2009. U.S. government-sponsored agency bonds of various types make up 25.3% of the portfolio at December 31, 2010 versus 16.4% at December 31, 2009. As a member of both the Federal Reserve System and the FHLB, the Bank is required to hold stock in those entities. These investments made up 4.1% of the portfolio at December 31, 2010 compared with 4.5% of the portfolio at December 31, 2009.
All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact on prepayment rates. The Company uses a third-party developed computer simulation model to monitor the average life and yield volatility of mortgage pools under various interest rate assumptions.
Interest-bearing deposits at banks are largely maintained for liquidity purposes. The average balance maintained in interest-bearing deposits at banks increased in 2010 to 0.8% of total average earning assets from 0.2% in 2009.
The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.” Securities designated as held to maturity are stated on the Company’s Consolidated Balance Sheets included under Item 8 of this Annual Report on Form 10-K at amortized cost. Those designated as available for sale are reported at fair market value. At December 31, 2010, $2.1 million in securities were designated as held to maturity. These bonds are primarily municipal investments that the Bank has made in its local market area.
The available for sale portfolio totaled $91.2 million or approximately 97.7% of the Bank’s securities portfolio at December 31, 2010. Net unrealized gains and losses on available for sale securities resulted in a net unrealized gain of $1.3 million at December 31, 2010, as compared with a net unrealized gain of $1.6 million at December 31, 2009. Unrealized gains and losses on available-for-sale securities are reported, net of taxes, as a separate component of stockholders’ equity. At December 31, 2010, the impact on stockholders’ equity was a net unrealized gain, net of taxes, of approximately $0.8 million.
Certain securities available for sale were in an unrealized loss position at December 31, 2010. Management has assessed those securities available for sale in an unrealized loss position at December 31, 2010 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.
Income from securities held in the Bank’s investment portfolio represented approximately 10.5% of total interest income of the Company in 2010 as compared with 10.7% in 2009 and 9.6% in 2008. At December 31, 2010, the Bank’s securities portfolio of $93.3 million consisted primarily of state and municipal securities, mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”), and U.S. and federal agency obligations. The increase in the securities portfolio income from 2008 to 2009 was a result of assets purchased with the strong deposit growth in 2009, particularly in the muni-vest savings deposits. The Company’s core municipal customers retained higher balances at the Bank instead of bidding out longer-term time deposits. The relatively flat change in investment interest income from 2009 to 2010 was largely due to the lower interest rate environment prevalent in most of 2010. The roll-off of securities from maturities and calls in 2010 was replaced with securities at lower yields. The lower yields on the securities purchased for replacement of maturities and calls and the lower yields on securities purchased with the funds raised with the May 2010 public offering offset the overall average balance increase in the securities portfolio.
Available for sale securities with a total fair value of $65.6 million at December 31, 2010 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The following table summarizes the Bank’s securities with those designated as available for sale valued at fair value and securities designated as held to maturity valued at amortized cost as of December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands)
Available for Sale:
Debt securities
U.S. government agencies	$23,644	$19,712	$17,902
States and political subdivisions	36,297	37,730	35,436

Total debt securities	$59,941	$57,442	$53,338

Mortgage-backed securities
FNMA	$10,462	$9,608	$8,165
FHLMC	9,567	3,870	7,587
GNMA	4,801	378	—
CMO’s	2,651	981	1,149

Total mortgage-backed securities	$27,481	$14,837	$16,901

FRB stock	1,408	912	894
Federal Home Loan Bank Stock	2,362	2,663	2,671

Total securities designated as available for sale	$91,192	$75,854	$73,804

Held to Maturity:
U.S. government agencies	$—	$35	$35
States and political subdivisions	2,140	3,098	1,916

Total securities designated as held to maturity	$2,140	$3,133	$1,951

Total securities	$93,332	$78,987	$75,755

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2010. Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Maturing
	Within		After One But Within Five		After Five But Within Ten		After
	One Year		Years		Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
				(dollars in thousands)
Available for Sale:
Debt Securities:
U.S. government agencies	$—	—	$5,184	2.88%	$7,254	4.12%	$11,206	5.06%
States and political subdivisions	2,800	4.04%	14,566	4.27%	14,295	4.25%	4,636	4.40%

Total debt securities	$2,800	4.04%	$19,750	3.91%	$21,549	4.21%	$15,842	4.87%

Mortgage-backed Securities:
FNMA	$—	—	$292	5.02%	$2,565	5.01%	$7,605	4.44%
FHLMC	—	—	125	4.50%	1,050	5.02%	8,392	4.05%
GNMA	—	—	—	—	—		4,802	4.05%
CMO’s	—	—	—	—	40	4.25%	2,611	3.15%

Total mortgage-backed securities	$—	—	$417	4.87%	$3,655	5.00%	$23,410	4.08%

Total available for sale	$2,800	4.04%	$20,167	3.93%	$25,204	4.32%	$39,252	4.32%

Held to Maturity:
U.S. government agencies	$—	—	$—	—	$—	—	$—	—
States and political subdivisions	766	1.95%	459	3.26%	285	4.71%	630	3.71%

Total held to maturity	$766	1.95%	$459	3.26%	$285	4.71%	$630	3.71%

Total securities	$3,566	3.59%	$20,626	3.91%	$25,489	4.33%	$39,882	4.39%

LENDING AND LEASING ACTIVITIES
The Bank has a loan and lease policy, which includes a loan and lease loss allowance policy, which is approved by its Board of Directors on an annual basis. The loan and lease policy governs the conditions under which loans and leases may be made, addresses the lending authority of Bank officers, documentation, appraisal policy, charge-off policies and desired portfolio mix. The Bank’s lending limit to any one borrower is subject to regulation by the OCC. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.
The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans. The Bank primarily extends loans to customers located within the Western New York area. Until it announced that it was exiting the direct financing leasing business in April 2009, ENL originated direct financing leases in all 48 contiguous states. Interest income on loans and leases represented approximately 89.5% of the total interest income of the Company in 2010 and approximately 89.3% and 90.4% of total interest income in 2009 and 2008, respectively. The Bank’s loan and lease portfolio, net of the allowances for loan and lease losses, totaled $517.6 million and $482.6 million at December 31, 2010 and December 31, 2009, respectively. The net loan portfolio represented approximately 77.1% and 77.9% of the Company’s total assets at December 31, 2010 and December 31, 2009, respectively.
During the third quarter of 2009, the Bank entered into a definitive purchase and assumption agreement (the “Agreement”) with the FDIC to purchase a failed community bank located in Clarence, NY called Waterford Village Bank. Included in the purchase was a loan portfolio of $42.0 million. Included in that purchased portfolio were $2.0 million in credit-impaired loans, which were written down by $1.2 million at the time of acquisition for a net carrying amount at acquisition of $0.8 million. The balance of the total loan portfolio acquired from Waterford was $34.2 million and $39.0 million at December 31, 2010 and 2009, respectively. The balance in the purchased credit-impaired portfolio was $0.3 million and $0.7 million as of December 31, 2010 and 2009, respectively.
All purchased credit-impaired loans are on non-accrual and do not have any accretable yield associated with them. All of the purchased loans and foreclosed real estate purchased by the Bank under the Agreement are covered by a loss sharing agreement between the FDIC and the Bank which is included in the Agreement. Under this loss sharing agreement, the FDIC has agreed to bear 80% of loan and foreclosed real estate losses up to $5.6 million and 95% of losses that exceed $5.6 million. Reimbursable losses are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition. The indemnification asset, which represents the expected proceeds from FDIC loss share claims related to former Waterford loans which are charged off, was $0.9 million at December 31, 2010, compared with $1.4 million at December 31, 2009. The asset declines as losses are reimbursed by the FDIC or losses are not incurred as initially recorded.
The following table summarizes the major classifications of the Bank’s loans and leases as of the dates indicated:

	December 31,
	2010	2009	2008	2007	2006
			(in thousands)
Mortgage loans on real estate:
Residential mortgages	$69,958	$67,330	$55,450	$55,933	$47,055
Commercial and multi-family	261,371	243,415	181,369	134,933	126,499
Construction-residential	1,320	2,086	1,280	596	1,821
Construction-commercial	32,332	18,156	14,017	5,902	6,701
Home equities	53,120	50,049	39,348	36,035	34,453

Total real estate loans	418,101	381,036	291,464	233,399	216,529

Direct financing leases	15,475	31,486	58,639	45,078	31,742
Commercial loans	91,445	73,145	54,838	42,441	36,758
Consumer loans	2,458	2,883	1,609	1,858	2,621
Other	252	493	365	454	802
Net deferred loan and lease origination costs	247	525	798	881	654

	527,978	489,568	407,713	324,111	289,106

Allowance for loan and lease losses	(10,424)	(6,971)	(6,087)	(4,555)	(3,739)

Loans and leases, net	$517,554	$482,597	$401,626	$319,556	$285,367

Real Estate Loans
Approximately 79.2% of the Bank’s total loan and lease portfolio at December 31, 2010 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans. The Bank’s real estate loan portfolio was $418.1 million at December 31, 2010, compared with $381.0 million at December 31, 2009. The real estate loan portfolio increased by approximately 9.7% in 2010 over 2009 compared with an increase of 30.7% in 2009 over 2008.
The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value (“LTV”) ratio. Any loans with a greater than 80% LTV have private mortgage insurance. Fixed rate residential mortgage loans outstanding totaled $58.3 million at December 31, 2010, which was approximately 11.0% of total loans and leases outstanding, compared with $53.9 million and 11.0%, respectively, at December 31, 2009. The Bank has a contractual arrangement with FNMA, pursuant to which the Bank sells certain mortgage loans to FNMA and the Bank retains the servicing rights to those loans. This balance did not include any construction residential mortgage loans, which are discussed below. The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.
In 2010, the Bank sold $13.1 million in mortgages to FNMA under this arrangement, compared with $16.2 million in mortgages sold in 2009. The decline in mortgage sales is attributable to the 5.6% decrease in mortgage originations in 2010. Historically low interest rates resulted in the Bank selling 46.1% of new loans in an effort to mitigate the interest rate risk of holding long-term fixed rate loans in portfolio. Originations decreased from $30.1 million in 2009 to $28.4 million in 2010. Although originations declined year over year, the activity was at a high level, historically speaking. Historically low interest rates and federal homebuyer tax credits fueled a high level of consumer demand in 2010. Much of the activity at the Bank and in the market in general was refinancing activity, in which customers replace their mortgage loans with a loan with a lower interest rate. The refinancing activity led to low balance growth.
The Bank currently retains the servicing rights on $44.2 million in mortgages sold to FNMA. The Company has recorded a net servicing asset for such loans of $0.4 million and $0.3 million at December 31, 2010 and 2009, respectively.
The Bank offers adjustable rate residential mortgage loans with terms of up to 30 years. Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter. At December 31, 2010, the Bank’s outstanding adjustable rate residential mortgage loans were $11.7 million or 2.2% of total loans and leases outstanding as compared with $13.2 million or 2.7% of total loans and leases at December 31, 2009.
Overall, residential real estate loans increased $2.6 million, or 3.9%, from $67.3 million at December 31, 2009 to $70.0 million at December 31, 2010.
The Bank also offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis. Many of these mortgage loans either mature or are subject to a rate call after three to five years. The Bank’s outstanding commercial mortgage loans were $261.4 million at December 31, 2010, which was 49.5% of total loans and leases outstanding, compared with $243.4 million and 49.7%, respectively, at December 31, 2009. The growth is attributable to the Bank’s loan officers continuing to capitalize on opportunities available in the market. The Bank has increased its number of commercial lenders in the past 2 years and believes that the strong relationships with customers in the local community that have been fostered over the years with these lenders have resulted in significant loan production in 2010 and 2009. The balance at December 31, 2010 included $68.4 million in fixed rate and $193.0 million in variable rate commercial mortgage loans, which include interest rate calls.
The Bank also offers other types of loans collateralized by real estate such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 80% LTV ratio. At December 31, 2010, the real estate loan portfolio included $53.1 million of home equity loans outstanding, which represented 10.1% of total loans and leases outstanding, compared with $50.0 million and 10.2% at December 31, 2009, respectively. The growth is attributable to strong consumer demand for historically low-rate variable-rate home equity loans. The total home equity portfolio included $41.0 million in variable rate loans and $12.1 million in fixed rate loans.
The Bank also offers both residential and commercial real estate construction loans at up to an 80% LTV ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 2010, fixed rate real estate construction loans outstanding totaled $1.4 million or 0.3% of total loans and leases outstanding, and adjustable rate construction loans outstanding totaled $32.2 million or 6.1% of total loans and leases outstanding. At December 31, 2009, fixed rate real estate construction loans outstanding totaled $5.1 million, or 1.0% of total loans and leases outstanding, and adjustable rate construction loans outstanding totaled $15.1 million, or 3.1% of total loans and leases outstanding.
Direct Financing Leases
Direct financing leases totaled $15.5 million and $31.5 million at December 31, 2010 and 2009, respectively, representing 2.9% and 6.4% of the Bank’s total loans and leases outstanding at December 31, 2010 and 2009, respectively. The decline reflects management’s decision to exit the leasing business and to manage the remaining portfolio through its estimated maturity in 2014.
Commercial Loans
The Bank offers commercial loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank’s commercial loan portfolio totaled $91.4 million and $73.4 million at December 31, 2010 and 2009, respectively. The growth is attributable to good results achieved through the Bank’s community-focused and relationship-based lending approach in the local market. Commercial loans represented 17.3% and 14.9% of the Bank’s total loans at December 31, 2010 and 2009, respectively.
Collateral for commercial loans, where applicable, may consist of inventory, receivables, equipment and other business assets. At December 31, 2010, 64.7% of the Bank’s commercial loans were at variable rates which are tied to the prime rate.
Consumer Loans
The Bank’s consumer installment loan portfolio totaled $2.5 million and $3.0 million at December 31, 2010 and 2009, respectively, representing 0.5% and 0.6% of the Bank’s total loans and leases outstanding at December 31, 2010 and 2009, respectively. Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis.
Other Loans
Other loans totaled $0.3 million and $0.5 million at December 31, 2010 and December 31, 2009, respectively. Other loans consisted primarily of overdrafts and loan clearing accounts.
Loan Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table shows the maturities of commercial loans and real estate construction loans outstanding as of December 31, 2010 and the classification of such loans due after one year according to sensitivity to changes in interest rates.

	Within	After One But
	One Year	Within Five Years	After Five Years	Total
		(in thousands)
Commercial	$6,945	$38,533	$45,967	$91,445
Real estate construction	25,238	8,414	—	33,652

	$32,183	$46,947	$45,967	$125,097

Loans maturing after one year with:
Fixed Rates		$22,348	$8,377
Variable Rates		24,599	37,590

		$46,947	$45,967

SOURCES OF FUNDS — DEPOSITS
General
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
Deposits
The Bank offers a variety of deposit products, including checking, savings, NOW accounts, certificates of deposit and jumbo certificates of deposit. Bank deposits are insured up to the limits provided by the FDIC. The following table details the Bank’s deposits as of the dates indicated:

	December 31,
	2010	2009	2008
		(in thousands)
Demand deposits	$98,016	$87,855	$75,959
NOW accounts	32,683	15,619	10,775
Regular savings	249,410	229,609	154,283
Muni-vest savings	22,000	23,418	26,477
Time deposits, $100,000 and over	57,302	59,301	56,672
Other time deposits	85,046	83,706	79,787

Total	$544,457	$499,508	$403,953

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank (dollars in thousands):

	2010		2009		2008
		Weighted Average		Weighted Average		Weighted Average
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits	$92,072	0.00%	$85,181	0.00%	$75,551	0.00%
NOW accounts	24,981	1.00%	11,514	0.36%	11,793	0.68%
Regular Savings	237,939	0.69%	197,178	1.13%	113,266	1.59%
Muni-vest savings	30,005	0.48%	33,266	0.63%	23,459	2.11%
Time deposits	142,360	2.54%	142,893	3.06%	144,040	3.97%

Total	$527,357	1.07%	$470,032	1.46%	$368,109	2.20%

The following schedule sets forth the maturities of the Bank’s time deposits as of December 31, 2010:

	Time Deposit Maturity Schedule
	(in thousands)
	0-3	3-6	6-12	Over 12
	Mos.	Mos.	Mos.	Mos.	Total
Time deposits — $100,000 and over	$4,212	$8,808	$19,462	$24,820	$57,302

Other time deposits	8,162	12,176	22,111	42,597	85,046

Total time deposits	$12,374	$20,984	$41,573	$67,417	$142,348

Total deposits increased $45.0 million or 9.0% in 2010 from 2009. The Company successfully grew core transactional checking accounts, including non-interest bearing demand deposits and interest-bearing NOW accounts, by 26.3% to $130.7 million at December 31, 2010. Non-interest bearing demand deposits increased by $10.2 million, or 11.6%, to $98.0 million as the Company was able to attract new core customers and some current commercial customers kept higher cash balances in a difficult economy. NOW accounts increased by 109.3%, or $17.1 million, to $32.7 million. In the fall of 2009, the Company introduced its Better Checking product which rewards customers with premium interest rates on checking balances and ATM fee refunds if the customers meet certain qualifications including direct deposit and frequent use of their debit cards. This product has continued to gain momentum in 2010 and drove the increase in NOW balances.

Much of the organic growth in savings deposits in 2010 was due to the Better Savings account offered by the Bank. The Bank paid a competitive interest rate on that product throughout 2010. The Company believes this product was popular because customers preferred to keep their deposits liquid in a low-interest rate environment with a difficult economy. With long-term rates so low, customers often do not believe there is enough value in locking up their funds long-term. The growth in the Better Savings account is reflected in the growth of total regular savings accounts, which increased $19.8 million, or 8.6%, to $249.4 million in 2010.
Certificates of deposit remained flat at $142.3 million as of December 31, 2010, compared to $143.0 million in 2009. Customers moved into more liquid products such as the Better Savings account referred to above. The customers that did purchase certificates of deposits typically entered into longer-maturity products with higher yields. Because the interest rate environment continues to remain low, the average rate paid on time deposits fell in 2010. The average rate paid on time deposits in 2010 was 2.54%, compared with 3.06% in 2009.
Federal Funds Purchased and Other Borrowed Funds. Another source of the Bank’s funds for lending and investing activities at December 31, 2010 consisted of short and long term borrowings from the Federal Home Loan Bank.
Other borrowed funds consisted primarily of various advances from the FHLB with both fixed and variable interest rate terms ranging from 0.40% to 3.55%. The maturities and weighted average rates of other borrowed funds at December 31, 2010 are as follows (dollars in thousands):

		Weighted
		Average
	Maturities	Rate
2011	$13,669	1.41%
2012	3,000	2.52%
2013	10,000	3.28%
2014	9,000	3.53%
2015	—	—
Thereafter	—	—

Total	$35,669	2.56%

Securities Sold Under Agreements to Repurchase
The Bank enters into agreements with certain customers to sell securities owned by the Bank to those customers and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The customer is informed that the securities are held in safekeeping by the Bank on behalf of the customer. Securities sold under agreements to repurchase totaled $5.2 million at December 31, 2010 compared to $5.5 million at December 31, 2009. Balances can vary day to day based on customer needs.
Pension
The Bank maintains a qualified defined benefit pension plan (the “Pension Plan”), which covered substantially all employees of the Company at the time the Pension Plan was frozen on January 31, 2008. All benefits eligible participants accrued in the Pension Plan to the freeze date have been retained. Employees have not accrued additional benefits in the Pension Plan from that date. Employees will be eligible to receive these benefits at normal retirement age. Additionally, the Company has entered into individual retirement agreements with certain of its executive officers providing for unfunded supplemental pension benefits under the Company’s Supplemental Executive Retirement Plan and Senior Executive Supplemental Executive Retirement Plan (collectively, the “SERP plans”). The Company’s pension expense for the Pension Plan and the SERP plans approximated $0.5 million, $0.4 million and $0.2 million for each of the years ended December 31, 2010, 2009 and 2008, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the Company’s plan assets of 7.50% for 2010, 2009 and 2008 for the Pension Plan; no compensation rate increases for 2010, 2009, and 2008 for the Pension Plan and 4.36%, 3.50%, and 5.00% in 2010, 2009 and 2008, respectively, for the SERP plans.
The expected long-term rate of return on pension plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on pension plan targeted asset allocation. The SERP Plans are unfunded so there is no return on plan assets assumption. In evaluating compensation rate increases, the Company evaluated historical salary data, as well as expected future increases. As the Pension Plan was frozen, the compensation rate increase assumption is zero because employees can no longer accrue additional benefits. The Company will continue to evaluate its actuarial assumptions, including its expected rate of return and compensation rate increases at least annually, and will adjust as necessary.

The Company bases its determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.
The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 5.95% at December 31, 2009 to 5.46% at December 31, 2010 for the Company’s Pension Plan and from 5.60% to 5.34% for the SERP plans.
Management tested the sensitivity of the pension expense to changes in two key assumptions: return on plan assets and the discount rate. A 0.25% decrease in the rate of return on plan assets would have resulted in an increase in pension expense of 12.1% or $6 thousand. A 0.25% decrease in the discount rate would have resulted in an increase in pension expense of 7.5% or $4 thousand. The SERP has no plan assets; therefore there is no rate of return on plan assets. A 0.25% decrease in the discount rate would have resulted in an increase in SERP expense of 1.5% or $7 thousand. Increases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentences. Since the SERP plans are not funded and the Pension Plan has been frozen, the pension expense is not sensitive to compensation scale increases or decreases.
As of December 31, 2010, the Company had cumulative actuarial losses of approximately $1.6 million that will result in an increase in the Company’s future pension expense because such losses at each measurement date exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net actuarial losses had the effect of increasing the Company’s pension expense by approximately $38 thousand in 2010, $66 thousand in 2009 and $69 thousand in 2008.
The Company contributed $150,000 to the Pension Plan in 2010.
Liquidity
The Company utilizes cash flows from its investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. Given the current collateral available, advances of up to $90.0 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement. In 2009, the Bank was approved for additional credit at FHLB after placing commercial real estate loans as collateral at FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the FRB’s discount window. The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network, of which the Bank became a member in 2009. Additionally, the Bank has access to capital markets as a funding source.
The cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At December 31, 2010, approximately 4.7% of the Bank’s debt securities had maturity dates of one year or less, and approximately 37.6% had maturity dates of five years or less.
Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases. At December 31, 2010, in the stress test, the Bank had net short-term liquidity available of $70.2 million as compared with $43.2 million at December 31, 2009. Available assets of $95.9 million, divided by public and purchased funds of $128.5 million, resulted in a long-term liquidity ratio of 75% at December 31, 2010, compared with 56% at December 31, 2009.

Management does not anticipate engaging in any activities, either currently or over the long-term, for which adequate funding would not be available and which would therefore result in significant pressure on liquidity. However, continued economic recession could negatively impact the Company’s liquidity. The Bank relies heavily on FHLBNY as a source of funds, particularly with its overnight line of credit. Several members of FHLB have warned that they have either breached risk-based capital requirements or that they are close to breaching those requirements. To conserve capital, some FHLB branches are suspending dividends, cutting dividend payments, and not buying back excess FHLB stock that members hold. FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future. The most severe problems in FHLB have been at some of the other FHLB branches. Nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.
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

	Payments due within time period at December 31, 2010
	(in thousands)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Securities sold under agreement to repurchase	$5,227	$5,227	$—	$—	$—
Operating lease obligations	6,621	608	1,104	962	3,947
Other borrowed funds	35,669	13,669	13,000	9,000	—
Junior subordinated debentures	11,330	—	—	—	11,330

Total	$58,847	$19,504	$14,104	$9,962	$15,277

Interest expense on fixed rate debt	$2,033	$747	$1,083	$203	$—

The Company’s variable rate debt included in other borrowed funds is related to short-term funding which is used only to cover seasonal funding needs, which are subject to fluctuation.
At December 31, 2010, the Company had commitments to extend credit of $161.3 million compared to $91.0 million at December 31, 2009. For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 16 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Capital
The Company and the Bank have consistently maintained regulatory capital ratios above well capitalized standards. The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent on the business environment in the markets where the Company operates, in Western New York and in the United States as a whole. Some banks experienced such a sharp drop-off in financial performance due to the deteriorating economy that they were forced to raise capital with the U.S. government through TARP to maintain appropriate capital ratios. The Bank applied for and was approved for funds under TARP but declined the offer after determining that the Bank’s capital position was more than sufficient and that the restrictions on capital management were too onerous.
Overall, during 2010, the business environment continues to be adverse for many households and businesses in Western New York, in the United States and worldwide. There can be no assurance that these conditions will improve in the near term. Such conditions could materially adversely affect the credit quality of the Company’s loans and leases, and therefore, the Company’s results of operations, financial condition, and capital position.

For further detail on capital and capital ratios, see Note 20 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.
Total Company stockholders’ equity was $63.1 million at December 31, 2010, increased from $46.0 million at December 31, 2009. Equity as a percentage of assets was 9.4% at December 31, 2010, compared to 7.4% at December 31, 2009. Book value per share of common stock declined to $15.45 at December 31, 2010 from $16.34 at December 31, 2009. The reason for the large year over year increase in stockholders’ equity and the decline in book value per share is the Company’s successful public offering in May of 2010. In that offering, the Company issued 1.2 million shares of common stock that resulted in net proceeds of $13.4 million.
The total dividend payment of $0.40 per share in 2010 was 34.4% lower than the $0.61 total dividend paid in 2009. In September 2009, the Company made the decision to cut its semi-annual dividend payment to $0.20 per share. The first dividend payment of 2009, paid in April, was $0.41 per share. Management and the Board of Directors of the Company believe that the dividend reduction was prudent to maintain available capital to support the continued growth of the Company, as well as to manage the Company’s and the Bank’s capital ratios after enduring two quarters of net losses in 2009 largely attributable to the deteriorating national lease portfolio. The reduced dividend also brought the Company’s dividend yield (dividend payout divided by stock price) more in line with industry norms.
Included in stockholders’ equity was accumulated other comprehensive income which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale. Net unrealized gains after tax were $0.8 million, or $0.20 per share of common stock, at December 31, 2010, as compared to net unrealized gains on available-for-sale investment securities after tax of $1.0 million, and $0.35 per share of common stock, at December 31, 2009. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale. The Company had no other-than-temporary impairment charges in its investment portfolio in 2010 or 2009.
Market Risk
Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Bank’s financial instruments. The primary market risk the Company is exposed to interest rate risk. The core banking activities of lending and deposit-taking expose the Bank to interest rate risk, which occurs when assets and liabilities re-price at different times and by different amounts as interest rates change. As a result, net interest income earned by the Bank is subject to the effects of changing interest rates. The Bank measures interest rate risk by calculating the variability of net interest income in the future periods under various interest rate scenarios using projected balances for interest-earning assets and interest-bearing liabilities. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with the analysis of market values of the Bank’s financial instruments and changes to such market values given changes in interest rates.
ALCO, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank’s exposure to interest rate risk through the use of on or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the purchase of other financial instruments used for interest rate risk management purposes.

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated increase (decrease)
	in projected annual net interest income
	(in thousands)
	December 31, 2010	December 31, 2009
Changes in interest rates
+200 basis points	$486	$(807)
+100 basis points	945	92
-100 basis points	NM	577
-200 basis points	NM	244
Many assumptions are utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions relate to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Bank also assumes immediate changes in rates, including 100 and 200 basis point rate changes. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts, such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. The changes to projected net interest income resulting from rising rates from December 31, 2009 to December 31, 2010 were largely due to the projected balance sheet’s funding mix having a higher concentration of core deposits and an increased amount of growth in variable commercial loans. In regards to the declining rate scenarios, management believes that projections using such significant decreases in interest rates is not meaningful based on the current low interest rate environment. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table, and changes in such amounts, are not considered significant to the Bank’s projected net interest income.
Financial instruments with off-balance sheet risk at December 31, 2010 included $117.8 million in undisbursed lines of credit at an average interest rate of 4.03%; $8.6 million in fixed rate loan origination commitments at 5.22%; $29.1 million in adjustable rate loan origination commitments at 4.22%; and $3.7 million in adjustable rate letters of credit, which if drawn upon, would typically earn an interest rate equal to the prime lending rate plus 2%. The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity
year ended
December 31,	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(dollars in thousands)
Interest-Assets
Gross loans and leases receivable	$42,363	$22,187	$51,868	$36,476	$23,859	$351,225	$527,978	$545,762
Average interest	5.19%	6.50%	6.10%	5.56%	5.37%	5.42%	5.52%	5.52%
Investment securities	3,566	3,427	4,108	2,686	10,405	65,370	89,562	89,552
Average interest	3.59%	4.24%	4.29%	4.28%	3.56%	4.36%	4.23%	4.23%

Interest — Liabilities
Interest bearing deposits	379,025	24,848	6,583	5,346	29,208	1,432	446,442	446,874
Average interest	1.12%	2.12%	2.49%	2.93%	2.82%	3.60%	1.34%	1.34%
Borrowed funds & Securities sold under agreements to repurchase	18,896	3,000	10,000	9,000	—	—	40,896	41,711
Average interest	1.07%	2.52%	3.13%	3.53%	—%	—%	2.22%	2.22%

Junior subordinated debentures	—	—	—	—	—	11,330	11,330	11,330
Average interest	—	—	—	—	—	2.93%	2.93%	2.93%
When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities, increases or decreases. As a part of the Company’s asset/liability policy, the Company has set limitations on the acceptable level of the negative impact of such rate fluctuations on the market value of the Company’s balance sheet. The Bank’s securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per ASC Topic 320 “Investments — Debt and Equity Securities.” At December 31, 2010, the impact to equity, net of tax, as a result of marking available for sale securities to market was an unrealized gain of $0.8 million. On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 200 basis points. At December 31, 2010, the Company determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements. The Company’s and the Bank’s capital ratios are also reviewed by management on a quarterly basis.
Capital Expenditures
Significant planned expenditures for 2011 include construction of and furnishings for a new branch, restoration and renovation for some of the Company’s older properties, and investments in computer systems and hardware. The Company believes it has a sufficient capital base to support these known and potential capital expenditures, currently expected to total $4.4 million, with current assets.
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
The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank. This includes the operations of SDS and ENL. The net income from banking activities was $4.1 million in 2010. The increase in net income from banking activities was driven primarily by the provision for loan and lease losses, which decreased from $10.5 million in 2009 to $3.9 million in 2010. Total assets of the banking activities segment increased $52.9 million or 8.7% during 2010 to $660.6 million at December 31, 2010, due primarily to strong commercial loan growth and investment securities.
The insurance activities segment includes activities of TEA, a property and casualty insurance agency with locations in the Western New York area. This includes the operations of ENBA, which provides non-deposit investment products. Net income from insurance activities was $0.8 million in 2010, down from $1.0 million in 2009. TEA had a 2.8% decrease in revenue as well as an increase in operating expenses, which contributed to the year over year decrease in net income. Total assets of the insurance activities segment were $10.9 million at December 31, 2010, compared with $11.7 million at December 31, 2009.
Fourth Quarter Results
The Company had net income of $0.5 million, or $0.12 per diluted share, in the fourth quarter of 2010, a 64.7% decrease over net income of $1.4 million, or $0.49 per diluted share, in the fourth quarter of 2009. The significant decrease in net income was largely a result of lower non-interest income, a larger provision for loan and lease losses, and greater non-interest expenses. Return on average equity was 3.00% for the fourth quarter of fiscal 2010 compared with 11.93% in the prior year’s fourth quarter.
Net interest income remained flat at $6.1 million during the fourth quarter of 2010, only a slight increase of 0.3% from the fourth quarter of 2009, and a 2.4% decrease over $6.2 million in the third quarter of 2010. Growth of the core loan portfolio and the reduced cost of interest-bearing liabilities continue to be the main factors that allow the net interest income to remain stable. Core loans are defined as total loans and leases less direct financing leases. Core loans were $512.5 million at December 31, 2010, an annualized increase of 21.9% from $485.8 million at September 30, 2010 and an increase of 11.9% from $458.1 million at December 31, 2009. The Company experienced growth in both its commercial and industrial and consumer loan portfolios.
Total deposits were $544.5 million at December 31, 2010, an increase of 1.7% from $535.3 million at September 30, 2010 and an increase of 9.0% from $499.5 million at December 31, 2009. The year-over-year growth reflects strong core deposit expansion across a variety of products, including the Company’s Better Checking retail product (included in the NOW category) along with its complementary Better Savings product. These products have been successful in garnering new accounts, as they require deep customer relationships and reward the Company’s customers for doing more business with the Bank. The Company also experienced an increase in commercial demand and business money market savings balances. Commercial deposit gathering is an important part of the Company’s strategic focus going forward and the majority of the $10.2 million, or 11.6%, increase in demand deposits over the prior-year fourth quarter was from commercial customers. Although a portion of deposit growth can be seasonal and reflective of transaction activity, the results reflect solid growth in a very competitive marketplace.
The Company’s net interest margin was 4.00% in the fourth quarter of 2010, down from 4.34% in the 2009 fourth quarter, and down 18 basis points from 4.18% in the third quarter of 2010. Net interest margin relative to the third quarter of 2010 was negatively impacted by the reduction in the yield on loans and leases as the result of the smaller leasing portfolio, which has historically had higher yields. The Company has been able to mostly offset the loan and lease yield reduction with reduced rates on interest-bearing liabilities because the yield curve remains steep, albeit at low levels, combined with the movement from time deposits to less costly liquid savings deposits. The decrease in net interest margin from the previous year’s fourth quarter was due, in part, to the continued low interest rate environment.
Net charge-offs to average total loans and leases decreased to 0.06% for the fourth quarter of 2010 compared with 0.18% in the third quarter of 2010 and increased as compared to the 2009 fourth quarter ratio of 0.01%. The charge-off percentage remains under industry norms and is indicative of the Bank’s historical focus on well-collateralized credits. Management continues to maintain a conservative approach for reserving for potential losses in this environment of extended economic volatility.
The ratio of non-performing loans and leases to total loans and leases increased to 2.64% at December 31, 2010, from 1.96% at September 30, 2010, but remained unchanged from December 31, 2009. The increase in the ratio during the fourth quarter of 2010 was a result of the addition of a larger commercial loan and an increase in non-performing leases. The total coverage ratio for non-performing loans and leases was 74.85% at December 31, 2010.
The provision for loan and lease losses increased to $1.4 million in the fourth quarter of 2010, from $1.0 million in the third quarter of 2010 and $0.9 million in the fourth quarter of 2009. The increase from the trailing third quarter of 2010 was related to a rise in the Company’s non-performing loans of $3.5 million, primarily associated with one large commercial real estate loan, and a reassessment of collateral positions on loans previously in non-performing assets. The increase in the provision when compared with the fourth quarter of 2009, which had no leasing provision, was primarily due to the $0.4 million provision for leases. Leasing non-accruals increased $0.6 million at December 31, 2010 compared with September 30, 2010. With write-offs and portfolio run-off continuing for the leasing portfolio and non-accruing leases not declining correspondingly, management determined that an additional $0.4 million in reserve for lease losses was appropriate in the fourth quarter of 2010.
The ratio for allowance for loan and lease losses to total loans and leases was 1.97% at December 31, 2010, compared with 1.80% at September 30, 2010, and 1.42% at December 31, 2009. The increase in the ratio from September 30, 2010 was a result of additional provision required for the risks included in the increased non-performing loans and growth in the overall portfolio. The increase in the ratio from December 31, 2009, was primarily due to two factors as discussed previously.
Non-interest income, which represented 31.7% of total revenue in the 2010 fourth quarter, decreased 4.6%, or $135 thousand, to $2.8 million, when compared with the fourth quarter of 2009. The decrease was primarily a result of decreased deposit service charges ($140 thousand) and insurance service and fee revenue ($152 thousand), offset by a $160 thousand increase in other non-interest income. Deposit service charge was down 24.3% to $435 thousand for the fourth quarter of 2010 when compared with the 2009 fourth quarter. The decrease is attributable to new regulations on deposit overdraft fees. Insurance service and fee revenue was down 10.2% to $1.3 million for the fourth quarter of 2010 when compared with the 2009 fourth quarter as the soft insurance market continued to impact revenue growth. The biggest factors in the increase in other non-interest income growth were premiums on loans sold to FNMA ($52 thousand) and interchange fees ($42 thousand).
Total non-interest expense was $6.7 million for the fourth quarter of 2010, an increase of 2.6% from $6.5 million in the fourth quarter of 2009. The largest component of the increase in total non-interest expenses was in salaries and employee benefits, which increased $0.7 million, or 22.1%, over the fourth quarter of 2009 to $3.8 million for the fourth quarter of 2010. This rise reflected higher variable compensation and increased staff, including commercial loan officers and other business-generating positions. Another portion of the increase was due to accruals for bonuses in 2010 which did not occur in the prior-year period due to losses recorded in the first two quarters of 2009.

As a result of the increase in non-interest expenses and the decrease in non-interest income, the efficiency ratio, excluding goodwill impairment and intangible amortization, increased to 72.23% for the fourth quarter of 2010, from 68.98% in the fourth quarter of 2009. The Company’s efficiency ratio for the third quarter of 2010 was 66.57%. The increased efficiency ratio from the prior year period reflects the Company’s growth strategy, which requires investments in its people and systems.
Income tax expense for the quarter ended December 31, 2010 was $0.4 million, an effective tax rate of 42.9%, compared with an effective tax rate of 15.6% in the fourth quarter of 2009. The higher effective tax rate for the quarter reflected adjustments as it relates to the wind down of the leasing portfolio. The 32% effective tax rate, for all of 2010, is indicative of a more normalized rate.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and the Unaudited Quarterly Financial Data presented in Note 22 to our Consolidated Financial Statements.

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Evans Bancorp, Inc. and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.
The Company’s consolidated financial statements for the fiscal year ended December 31, 2010 were audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” immediately following this annual report of management.

EVANS BANCORP, INC. AND SUBSIDIARIES
/s/ David J. Nasca
David J. Nasca
President and Chief Executive Officer

/s/ Gary A. Kajtoch
Gary A. Kajtoch
Treasurer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Evans Bancorp, Inc:
We have audited Evans Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 4, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Buffalo, New York
March 4, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Evans Bancorp, Inc.:
We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
The Company adopted the provisions of Statement of Financial Accounting Standards No. 141(R), Business Combinations (included in Financial Accounting Standards Board Accounting Codification Topic 805, Business Combinations), in 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Buffalo, New York
March 4, 2011

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(in thousands, except share and per share amounts)

	2010	2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$13,467	$12,379
Interest-bearing deposits at banks	255	604
Securities:
Available for sale, at fair value (cost: $89,866 at December 31, 2010; $74,224 at December 31, 2009)	91,192	75,854
Held to maturity, at amortized cost (fair value: $2,130 at December 31, 2010; $3,133 at December 31, 2009)	2,140	3,164

Loans and leases, net of allowance for loan and lease losses of $10,424 in 2010 and $6,971 in 2009	517,554	482,597
Properties and equipment, net	10,841	9,281
Goodwill	8,101	8,101
Intangible assets, net	1,168	2,068
Bank-owned life insurance	12,389	11,921
Other assets	14,416	13,475

TOTAL ASSETS	$671,523	$619,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$98,016	$87,855
NOW	32,683	15,619
Regular savings	249,410	229,609
Muni-vest	22,000	23,418
Time	142,348	143,007

Total deposits	544,457	499,508

Securities sold under agreements to repurchase	5,227	5,546
Other short term borrowings	13,669	19,090
Other liabilities	11,776	10,831
Junior subordinated debentures	11,330	11,330
Long term borrowings	22,000	27,180

Total liabilities	608,459	573,485

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 16)

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,081,960 and 2,813,274 shares issued and outstanding, respectively	2,041	1,407
Capital surplus	40,660	27,279
Retained earnings	20,836	17,381
Accumulated other comprehensive loss, net of tax	(473)	(108)

Total stockholders’ equity	63,064	45,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$671,523	$619,444

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands, except share and per share amounts)

	2010	2009	2008
INTEREST INCOME:
Loans and leases	$28,102	$27,416	$26,328
Interest bearing deposits at banks	9	1	24
Securities:
Taxable	1,740	1,608	1,309
Non-taxable	1,566	1,676	1,490

Total interest income	31,417	30,701	29,151
INTEREST EXPENSE
Deposits	5,660	6,844	8,088
Other borrowings	929	864	1,151
Junior subordinated debentures	333	399	644

Total interest expense	6,922	8,107	9,883
NET INTEREST INCOME	24,495	22,594	19,268
PROVISION FOR LOAN AND LEASE LOSSES	3,943	10,500	3,508

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	20,552	12,094	15,760
NON-INTEREST INCOME:
Bank charges	1,897	2,260	2,256
Insurance service and fees	6,992	7,191	6,867
Data center income	845	849	—
Net gain on sales and calls of securities	7	18	10
Gain on loans sold	152	93	25
Bank-owned life insurance	468	578	210
Gain on bargain purchase	—	671	—
Pension curtailment gain	—	—	328
Other	2,272	2,407	1,981

Total non-interest income	12,633	14,067	11,677

NON-INTEREST EXPENSE:
Salaries and employee benefits	14,821	12,751	11,219
Occupancy	2,940	2,765	2,541
Repairs and maintenance	674	721	584
Advertising and public relations	627	575	497
Professional services	1,533	1,484	1,079
Technology and communications	912	1,065	1,171
Amortization of intangibles	900	930	681
FDIC insurance	1,023	941	153
Goodwill impairment	—	1,985	—
Other	2,677	2,840	2,515

Total non-interest expense	26,107	26,057	20,440

INCOME BEFORE INCOME TAXES	7,078	104	6,997

INCOME TAX PROVISION (BENEFIT)	2,238	(603)	2,089

NET INCOME	$4,840	$707	$4,908

Net income per common share — basic	$1.34	$0.25	$1.78

Net income per common share — diluted	$1.34	$0.25	$1.78

Cash dividends per common share	$0.40	$0.61	$0.78

Weighted average number of basic common shares	3,613,746	2,788,507	2,754,489

Weighted average number of diluted shares	3,616,551	2,793,612	2,756,278

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 and 2008
(in thousands, except share and per share)

				Accumulated
	Common	Capital		Other Comprehensive
	Stock	Surplus	Retained Earnings	Income (Loss)	Treasury Stock	Total
BALANCE — December 31, 2007	$1,378	$26,380	$15,612	$16	$(83)	$43,303
Adoption of SFAS No. 158 measurement date provision, net of tax			6			6
Comprehensive income:
Net Income			4,908			4,908
Unrealized gain on available for sale securities, net of reclassification of gain of $6 (after tax) and tax effect of ($161)				254		254
Amortization of prior service cost and net loss, net of taxes ($29)				45		45
Increase in pension liability, net of taxes $550				(861)		(861)
Pension curtailment adjustment net of taxes ($7)				9		9

Total comprehensive income						4,355

Cash dividends ($0.78 per common share)			(2,152)			(2,152)
Stock option expense		147				147
Re-issued 12,158 shares under dividend reinvestment plan		(14)			204	190
Issued 9,395 shares under dividend reinvestment plan	5	147				152
Re-issued 8,375 shares under Employee Stock Purchase Plan		(34)			142	108
Issued 5,662 shares under Employee Stock Purchase Plan	3	70				73
Purchased 15,500 shares for Treasury					(263)	(263)

BALANCE — December 31, 2008	$1,386	$26,696	$18,374	$(537)	$—	$45,919
Comprehensive income:
Net Income			707			707
Unrealized gain on available for sale securities, net of reclassification of gain of $11 (after tax) and tax effect of ($189)				293		293
Amortization of prior service cost and net loss, net of taxes ($49)				76		76
Decrease in pension liability, net of taxes ($38)				60		60

Total comprehensive income						1,136

Cash dividends ($0.61 per common share)			(1,700)			(1,700)
Stock option expense		154				154
Re-issued 2,000 shares under dividend reinvestment plan		(4)			27	23
Issued 21,751 shares under dividend reinvestment plan	11	241				252
Issued 19,735 shares under Employee Stock Purchase Plan	10	192				202
Purchased 2,000 shares for Treasury					(27)	(27)

BALANCE — December 31, 2009	$1,407	$27,279	$17,381	$(108)	$—	$45,959
Comprehensive income:
Net Income			4,840			4,840
Unrealized loss on available for sale securities, net of reclassification of gain of $4 (after tax) and tax effect of $124				(181)		(181)
Amortization of prior service cost and net loss, net of taxes ($56)				76		76
Increase in pension liability, net of taxes $164				(260)		(260)

Total comprehensive income						4,475

Cash dividends ($0.40 per common share)			(1,385)			(1,385)
Stock option expense		215				215
Issued 12,219 shares under dividend reinvestment plan	6	168				174
Issued 1,222,000 shares in stock offering	611	12,824				13,435
Issued 15,810 restricted shares	8	(8)				—
Issued 18,657 shares under Employee Stock Purchase Plan	9	182				191

BALANCE — December 31, 2010	$2,041	$40,660	$20,836	$(473)	$—	$63,064

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands)

	2010	2009	2008
OPERATING ACTIVITIES:
Interest received	$31,616	$30,327	$29,140
Fees and commission received	12,635	13,363	10,946
Proceeds from sale of loans held for resale	13,230	16,338	3,522
Originations of loans held for resale	(15,624)	(16,518)	(3,447)
Interest paid	(6,895)	(8,407)	(10,140)
Cash paid to employees and vendors	(21,642)	(23,431)	(16,693)
Pension plan contributions	(150)	—	—
Income taxes paid	(3,556)	(975)	(2,611)

Net cash provided by operating activities	9,614	10,697	10,717

INVESTING ACTIVITIES:
Available for sale securities:
Purchases	(89,119)	(70,313)	(83,477)
Proceeds from maturities and calls	73,393	69,435	80,363
Held to maturity securities:
Purchases	(862)	(1,697)	(165)
Proceeds from maturities	1,769	483	480
Cash paid for bank-owned life insurance	—	—	(2,007)
Proceeds from bank-owned life insurance	—	342	1,292
Additions to properties and equipment	(2,767)	(196)	(2,110)
Increase in loans, net of repayments	(37,828)	(53,029)	(86,581)
Sale of other real estate	96	—	—
Cash paid on earn-out agreements	—	(40)	(40)
Acquisitions	—	8,419	(1,433)

Net cash used in investing activities	(55,318)	(46,596)	(93,678)

FINANCING ACTIVITIES:
Proceeds from borrowing	—	8,239	14,482
Repayment of borrowings	(10,921)	(11,605)	(11,206)
Increase in deposits	44,949	44,347	78,124
Dividends paid	(1,385)	(1,700)	(2,152)
Purchase of treasury stock	—	(27)	(263)
Issuance of common stock	13,800	454	225
Re-issuance of treasury stock	—	23	298

Net cash provided by financing activities	46,443	39,731	79,508

Net increase (decrease) in cash and cash equivalents	739	3,832	(3,453)

CASH AND CASH EQUIVALENTS:
Beginning of year	12,983	9,151	12,604

End of year	$13,722	$12,983	$9,151

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands)

	2010	2009	2008
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$4,840	$707	$4,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,856	1,712	1,693
Goodwill impairment	—	1,985	—
Deferred tax benefit	(1,352)	(1,357)	(700)
Provision for loan and lease losses	3,943	10,500	3,508
Proceeds from sale of loans held for resale	13,230	16,338	3,522
Originations of loans held for resale	(15,624)	(16,518)	(3,447)
Net gain on sales of assets	(1)	(18)	(10)
Gain on loans sold	(152)	(93)	(25)
Stock option expense	215	154	147
Changes in assets and liabilities affecting cash flow:
Other assets	1,229	(2,484)	128
Other liabilities	1,430	(229)	993

NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,614	$10,697	$10,717

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENTS AND FINANCIAL ACTIVITIES:

Issuance of shares for earn-out agreement	$—	$—	$—
Note payable on acquisition	—	—	—
Fair value of assets acquired in acquisitions (non-cash)	—	43,516	—
Fair value of liabilities assumed in acquisitions	—	51,265	—
See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and General
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
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits at banks.
Cash and due from banks includes reserve balances that the Bank is required to maintain with Federal Reserve Banks. The required reserves are based upon deposits outstanding, and were approximately $4.4 million and $2.3 million at December 31, 2010 and 2009, respectively.
Securities
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
Securities, which experience an other-than-temporary decline in fair value, are written down to a new cost basis with the amount of the write-down, due to credit problems, now included in earnings as a realized loss. The new cost basis is not changed for subsequent recoveries in fair value. Factors which management considers in determining whether an impairment in value of an investment is other than temporary include the period of time the securities were in a loss position, management’s intent and ability to hold securities until fair values recover to amortized cost or if it is considered more likely than not that the Company will have to sell the security, the extent to which fair value is less than amortized cost, the issuer’s financial performance and near term prospects, the financial condition and prospects for the issuer’s geographic region and industry, and recoveries or declines in fair value subsequent to the balance sheet date. There were no charges associated with other-than-temporary impairment declines in fair value of securities in 2010 or 2009.
The Bank does not engage in securities trading activities.
Loans
Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are reported at their outstanding unpaid principal balances adjusted for unamortized deferred fees or costs. Interest income is accrued on the unpaid principal balance and is recognized using the interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective yield method of accounting.
Loans become past due when the payment date has been missed. If payment has not been received within 30 days, then the loan is delinquent. Delinquent loans are placed into three categories; 30-59 days past due, 60-89 days past due, or 90+ days past due. Loans 90 or more days past due are considered non-performing.
The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. If the credit is not well secured and in the process of collection, the loan is placed on nonaccrual status and is subject to charge-off if collection of principal or interest is considered doubtful.
All interest due but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cost-recovery method, until it again qualifies for an accrual basis. Any cash receipts on nonaccrual loans reduce the carrying value of the loans. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current, the adverse circumstances which resulted in the delinquent payment status are resolved, and payments are made in a timely manner for a period of time sufficient to reasonably assure their future dependability.
The Bank considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect principal or interest due according to the contractual terms of the loan. Commercial mortgage, C&I, and large balance leases (greater than $100,000) are identified for evaluation and individually considered impaired. These loans and leases are assessed for any impairment. Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Consumer loans and smaller balance leases are collectively evaluated for impairment. Since these loans and leases are not individually identified and evaluated, they are not considered impaired loans.
The Bank monitors the credit risk in its loan portfolio by reviewing certain credit quality indicators (“CQI”). The primary CQI for its commercial mortgage and C&I portfolios is the individual loan’s credit risk rating. The following list provides a description of the credit risk ratings that are used internally by the Bank when assessing the adequacy of its allowance for loan and lease losses:
•	1-3-Pass: Risk Rated 1-3 loans are loans with a slight risk of loss. The loan is secured by collateral of sufficient value to cover the loan by an acceptable margin. The financial statements of the company demonstrate sufficient net worth and repayment ability. The company has established an acceptable credit history with the bank and typically has a proven track record of performance. Management is experienced, and has an at least average ability to manage the company. The industry has an average or less than average susceptibility to wide fluctuations in business cycles.

This risk rating includes all accruing consumer loans, including residential mortgages and home equities, that are less than 60 days past due.
•	4-Watch: Although generally acceptable, a higher degree of risk is evident in these watch credits. Obligor assessment factors may have elements which reflect marginally acceptable conditions warranting more careful review and analysis and monitoring.

The obligor’s balance sheet reflects generally acceptable asset quality with some elements weak or marginally acceptable. Liquidity may be somewhat strained, but is at an acceptable level to support operations. Obligor may be fully leveraged with ratios higher than industry averages. High leverage is negatively impacting the company, leaving it vulnerable to adverse change. Inconsistent or declining capability to service existing debt requirements evidenced by debt service coverage temporarily below or near acceptable level. The margin of collateral may be adequate, but declining or fluctuating in value. Company management may be unproven, but capable. Rapid expansion or acquisition may increase leverage or reduce cash flow.

Negative industry conditions or weaker management could also be characteristic. Proper consideration should be given to companies in a high growth phase or in development business segments that may not have achieve sustainable earnings.

Obligors demonstrate sufficient financial flexibility to react to and positively address the root cause of the adverse financial trends without significant deviations from their current business strategy. The rating is also used for borrowers that have made significant progress in resolving their financial weaknesses.

•	5-O.A.E.M. (Other Assets Especially Mentioned): Special Mention (“SM”) – A special mention asset has potential weaknesses that warrant management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. SM assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

SM assets have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the institution’s position at some future date. These assets pose elevated risk, but their weakness does not yet justify a substandard classification. Borrowers may be experiencing adverse operating trends (declining revenues or margins) or an ill proportioned balance sheet (e.g. increasing inventory without an increase in sales, high leverage, tight liquidity).

Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a special mention rating.

Nonfinancial reasons for rating a credit exposure special mention include management problems, pending litigation, an ineffective loan agreement or other material structural weakness, and any other significant deviation from prudent lending practices.

The SM rating is designed to identify a specific level of risk and concern about asset quality. Although an SM asset has a higher profitability of default than a pass asset, its default is not imminent.

This risk rating includes the pool of consumer loans, including residential mortgages and home equities, that are 60-89 days past due.

•	6-Substandard: A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

Substandard assets have a high probability of payment default, or they have other well-defined weaknesses. They require more intensive supervision by bank management.

Substandard assets are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk subsidies. For some substandard assets, the likelihood of full collection of interest and principal may be in doubt; such assets should be placed on non-accrual. Although substandard assets in the aggregate will have distinct potential for loss, an individual asset’s loss potential does not have to be distinct for the asset to be rated substandard. These loans are periodically reviewed and tested for impairment.

This risk rating includes the pool of consumer loans, including residential mortgages and home equities, that are 90 or more days past due or in nonaccrual status.

•	7-Doubtful: An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

A doubtful asset has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification of loss is deferred.

Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity. Pending events can include mergers, acquisitions, liquidations, capital injections, the perfection of liens on additional collateral, the valuation of collateral, and refinancing.

Generally, pending events should be resolved within a relatively short period and the ratings will be adjusted based on the new information. Because of high probability of loss, nonaccrual accounting treatment is required for doubtful assets.

•	8-Loss: Assets classified loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the assets have absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

With loss assets, the underlying borrowers are often in bankruptcy, have formally suspended debt repayments, or have otherwise ceased normal business operations. Once an asset is classified loss, there is little prospect of collecting either its principal or interest. When access to collateral, rather than the value of the collateral, is a problem, a less severe classification may be appropriate. However, management should not maintain an asset on the balance sheet if realizing its value would require long-term litigation or other lengthy recovery efforts. Losses are to be recorded in the period an obligation becomes uncollectible.
Leases
The Bank’s leasing operations consists principally of the leasing of various types of small ticket commercial equipment. The Company follows ASC Topic 840, “Leases,” for all of its direct financing leases. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income, net of the remaining mark. In the third quarter of 2009, the Company announced its intention to sell the leasing portfolio. As a result, the Company classified the leasing portfolio as held-for-sale and marked the portfolio down to its fair market value as of June 30, 2009. As of September 30, 2009, management decided to service the portfolio to maturity and transferred it to held-for-investment. At December 31, 2010 and 2009, the carrying value of the leasing portfolio amounted to $15.5 million and $31.5 million, respectively. All of the Bank’s leases are classified as direct financing leases.
Allowance for Loan and Lease Losses
The provision for loan and lease losses represents the amount charged against the Bank’s earnings to maintain an allowance for probable loan and lease losses inherent in the portfolio based on management’s evaluation of the loan and lease portfolio at the balance sheet date. Factors considered by the Bank’s management in establishing the allowance include: the collectability of individual loans and leases, current loan and lease concentrations, charge-off history, delinquent loan and lease percentages, the fair value of the collateral, input from regulatory agencies, and general economic conditions.
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
The analysis of the allowance for loan and lease losses is composed of two components: specific credit allocation and general portfolio allocation. The specific credit allocation includes a detailed review of each impaired loan and allocation is made based on this analysis. Factors may include the appraisal value of the collateral, the age of the appraisal, the type of collateral, the performance of the loan to date, the performance of the borrower’s business based on financial statements, and legal judgments involving the borrower. The general portfolio allocation consists of an assigned reserve percentage based on the historical loss experience and other quantitative and qualitative factors of the loan or lease category.
The general portfolio allocation is segmented into pools of loans with similar characteristics. Separate pools of loans include loans pooled by loan grade and by portfolio segment. The Company does not have sufficient meaningful data to perform a traditional loss migration analysis and thus has implemented alternative procedures. Loans graded a 5 or worse (“criticized loans”) that exceed a material balance threshold are evaluated by the Company’s credit department to determine if the collateral for the loan is worth less than the loan. All of these “shortfalls” are added together and divided by the respective loan pool to calculate the quantitative factor applied to the respective pool. These loans are not considered impaired because the cash flow of the customer and the payment history of the loan suggest that it is not probable that the Company will be unable to collect the full amount of principal and interest as contracted and are thus still accruing interest.
Loans that are graded 4 or better (“non-criticized loans”) are reserved in separate loan pools in the general portfolio allocation. A weighted average 5-year historical charge-off ratio by portfolio segment is calculated and applied against these loan pools.
For both the criticized and non-criticized loan pools in the general portfolio allocation, additional qualitative factors are applied. The qualitative factors applied to the general portfolio allocation reflect management’s evaluation of various conditions. The conditions evaluated include the following: industry and regional conditions; seasoning of the loan and lease portfolio and changes in the composition of and growth in the loan and lease portfolio; the strength and duration of the business cycle; existing general economic and business conditions in the lending areas; credit quality trends in non-accruing loans and leases; timing of the identification of downgrades; historical loan and lease charge-off experience; and the results of bank regulatory examinations. Due to the nature of the loans, the criticized loan pools carry significantly higher qualitative factors than the non-criticized pools.
Direct financing leases are segregated from the rest of the loan portfolio in determining the appropriate allowance for that portfolio segment. Unlike the loan portfolio, the Company does have sufficient historical loss data to perform a migration analysis for non-accruing leases. Management periodically updates this analysis by examining the non-accruing lease portfolio at different points in time and studying what percentage of the non-accruing portfolio ends up being charged off. There are selected large leases in non-accruing status which carry different characteristics than the rest of the portfolio. The Company has more information on these particular lessees. The underwriting for these leases was different due to the size of the leases and the subsequent servicing of these leases was also more intensive. Due to the elevated level of information on these leases, the Company is able to specifically analyze these leases and allocate an appropriate specific reserve based on the information available including cash flow, payment history, and collateral value. These selected large leases are not considered when performing the migration analysis. All of the remaining leases not in nonaccrual are allocated a reserve based on the several factors including: delinquency and nonaccrual trends, charge-off trends, and national economic conditions.
The provision for loan and lease losses and the allowance for loan and lease losses at December 31, 2010 are presented net of $280 thousand in benefit from FDIC guarantees related to loans purchased in the FDIC-assisted acquisition of Waterford Village Bank in 2009.
Foreclosed Real Estate
Foreclosed real estate is initially recorded at the lower of book or fair value (net of costs of disposal) at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. Assessments are periodically performed by management, and an allowance for losses is established through a charge to operations if the carrying value of a property exceeds fair value. Foreclosed real estate is classified as other assets on the Consolidated Balance Sheets as of December 31, 2010. The Company had $50 thousand of Other Real Estate at December 31, 2009, but none at December 31, 2010.
Insurance Commissions and Fees
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

Goodwill and Other Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by the segment’s management.
The fair value of the insurance agency activities reporting unit is measured annually as of December 31st utilizing the average of a discounted cash flow model and a market value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for similar companies. The calculated value of the insurance agency reporting unit was substantially in excess of the carrying amount at December 31, 2010. A review of the period subsequent to the measurement date is performed to determine if there were any significant adverse changes in operations or events that would alter our determination as of the measurement date. The Company has performed the required goodwill impairment tests and has determined that goodwill was not impaired as of December 31, 2010.
Bank-Owned Life Insurance
The Bank has purchased insurance on the lives of Company directors and certain members of the Bank’s and TEA’s management. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits, such as retirement benefits. Increases in the cash surrender value are recorded as other income in the Company’s consolidated statements of income.
Properties and Equipment
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
Income Taxes
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
Net Income Per Share
Net income per common share is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options and immediate vesting of restricted shares. Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share. There were 2,805; 5,105; and 1,789 potentially dilutive shares of common stock included in calculating diluted earnings per share for the years ended December 31, 2010, 2009, and 2008, respectively. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive. In accordance with ASC Topic 260, “Earnings Per Share,” these shares were not included in calculating diluted earnings per share. As of December 31, 2010, 2009, and 2008, there were 170 thousand, 267 thousand, and 108 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive.
Comprehensive Income
Comprehensive income includes both net income and other comprehensive income, including the change in unrealized gains and losses on securities available for sale, and the change in the liability related to pension costs, net of tax.

Employee Benefits
The Bank maintains a non-contributory, qualified, defined benefit pension plan (the “Pension Plan”) that covered substantially all employees before it was frozen on January 31, 2008. All benefits eligible participants had accrued in the Pension Plan until the freeze date have been retained. Employees have not accrued additional benefits in the Pension Plan from that date. The actuarially determined pension benefit in the form of a life annuity is based on the employee’s combined years of service, age and compensation. The Bank’s policy is to fund the minimum amount required by government regulations. Employees are eligible to receive these benefits at normal retirement age.
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
Stock-based Compensation
Stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date value of the stock-based compensation that is expected to vest. Information on the determination of the estimated value of stock-based awards used to calculate stock-based compensation expense is included in Note 12 to “Notes to Consolidated Financial Statements.”
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
Financial Instruments with Off-Balance Sheet Risk
In the ordinary course of business, the Bank has entered into off-balance sheet financial arrangements consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when the transactions are executed.
Advertising costs
Advertising costs are expensed as incurred.
New Accounting Standards
The following significant accounting pronouncements were effective for the Company in 2010:
In June 2009 the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets. Statement 166 amends the guidance in Accounting Standards Codification (“ASC”) Topic 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It eliminates the qualified special purpose entity concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. This standard also requires additional year-end and interim disclosures for public and nonpublic companies. The standard was effective for the Company on January 1, 2010 and would be applied to transfers that occurred before and after its effective date. Based on the Company’s activities, adoption of this statement did not have an impact on the Company’s financial condition or results of operations.
Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820) was issued in January 2010. ASU 2010-06 amends ASC Subtopic 820-10 to require new disclosures: (a) transfers in and out of Levels 1 and 2 should be disclosed separately including a description of the reasons for the transfers, and (b) activity in Level 3 fair value measurements shall be reported on a gross basis, including information about purchases, sales, issuances, and settlements. The amendments also clarify existing disclosures relating to disaggregated reporting, model inputs, and valuation techniques. The new disclosures were effective for the Company in the first quarter of 2010, except for the gross reporting of Level 3 activity which is effective beginning in the first quarter of 2011. Implementing these amendments have not resulted in additional disclosures in the Company’s interim and annual reports thus far, but may in the future if warranted by the Company’s activity.

ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. A final EITF consensus was reached on modifications of loans that are accounted for within a pool. Many financial institutions have purchased loans evidencing credit deterioration at the time of acquisition (purchased credit impaired loans). Those loans may be grouped together and accounted for on a pooled basis (i.e., as a single asset) if they have common risk characteristics. When a loan is accounted for as part of a pool, only limited circumstances allow it to be removed and accounted for separately. Because of recent increases in both the volume of loans accounted for in pools and loan modifications, an issue was raised about whether a loan modification constituting a troubled-debt restructuring would require the loan to be removed from a pool and accounted for separately. The new guidance clarifies that a loan accounted for as part of a pool of purchased credit impaired loans should remain in the pool after a modification, even if that modification would otherwise be considered a troubled-debt restructuring. The new guidance was effective for interim periods ending after July 15, 2010. The Company adopted ASU 2010-18 for the interim period ended September 30, 2010. While the standard did not have an impact at adoption, it will impact the accounting for future purchases of pools of credit impaired loans.
ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of the ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. To achieve that objective, an entity should provide disclosures on a disaggregated basis, including portfolio segment and class of financing receivable. The ASU lists a number of additional disclosures that will be required to be provided by entities once the ASU is adopted. The new guidance is effective for interim periods ending after December 15, 2010. The Company adopted ASU 2010-20 for the year ended December 31, 2010. The ASU had a significant impact on the amount of information disclosed by the Company about the credit quality of its loans and leases and the allowance for loan and lease losses. The new disclosures are part of Note 3 to “Notes to Consolidated Financial Statements.”
Subsequent Events
In February 2010, the FASB amended certain recognition and disclosure requirements for subsequent events. The guidance clarified that an entity that is an SEC filer is required to evaluate subsequent events through the date the financial statements are issued and in all other cases through the date the financial statements are available to be issued. The guidance eliminated the requirement to disclose the date through which subsequent events are evaluated for an SEC filer. The guidance was effective upon issuance. Adoption did not have an impact on the Company’s financial position or results of operations.
2. SECURITIES
The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2010
		(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$23,130	$609	$(95)	$23,644
States and political subdivisions	35,796	726	(225)	36,297

Total debt securities	$58,926	$1,335	$(320)	$59,941

Mortgage-backed securities:
FNMA	10,207	320	(65)	10,462
FHLMC	9,541	79	(53)	9,567
GNMA	4,763	38	—	4,801
CMO’s	2,659	11	(19)	2,651

Total mortgage-backed securities	$27,170	$448	$(137)	$27,481

FRB stock	1,408	—	—	1,408
FHLB stock	2,362	—	—	2,362

Total	$89,866	$1,783	$(457)	$91,192

Held to Maturity:
Debt securities:
U.S. government agencies	$—	$—	$—	$—
States and political subdivisions	2,140	22	(32)	2,130

Total	$2,140	$22	$(32)	$2,130

	2009
		(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$19,675	$123	$(86)	$19,712
States and political subdivisions	36,503	1,229	(2)	37,730

Total debt securities	$56,178	$1,352	$(88)	$57,442

Mortgage-backed securities:
FNMA	9,385	225	(2)	9,608
FHLMC	3,723	147	—	3,870
GNMA	362	16	—	378
CMO’s	1,001	—	(20)	981

Total mortgage-backed securities	$14,471	$388	$(22)	$14,837

FRB stock	912	—	—	912
FHLB Stock	2,663	—	—	2,663

Total	$74,224	$1,740	$(110)	$75,854

Held to Maturity:
Debt securities:
U.S. government agencies	$35	$—	$—	$35
States and political subdivisions	3,129	19	(50)	3,098

Total	$3,164	$19	$(50)	$3,133

Available for sale securities with a total fair value of $65.6 million and $65.2 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at December 31, 2010 and 2009, respectively.
The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY. At December 31, 2010, the Company had a total of $35.6 million in borrowed funds with FHLBNY. The Company has placed sufficient collateral in the form of residential real estate loans at FHLBNY. As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock with a fair value of $2.4 million as of December 31, 2010 and $2.7 at 2009.
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
Systemic weakness in the FHLB could result in impairment of the Company’s FHLB stock. However, FHLBNY has stated that it currently meets all of its capital requirements, continues to redeem excess stock for members, and has the expressed ability and intent to continue paying dividends. It has maintained a AAA credit rating with a stable outlook. Due to the relatively strong financial health of FHLBNY, there was no impairment in the Bank’s FHLB stock as of December 31, 2010 and 2009.
The scheduled maturities of debt and mortgage-backed securities at December 31, 2010 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	Amortized	Fair
	Cost	Value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$2,774	$2,800
Due after year one through five years	19,324	19,750
Due after five through ten years	21,157	21,549
Due after ten years	15,671	15,842

	58,926	59,941

Mortgage-backed securities available for sale	$27,170	$27,481

	$86,096	$87,422

Debt securities held to maturity:
Due in one year or less	$766	$765
Due after year one through five years	459	464
Due after five through ten years	285	297
Due after ten years	630	604

	2,140	2,130

Mortgage-backed securities available for sale	—	—

	$2,140	$2,130

Realized gains and losses from gross sales and calls of securities of $1.3 million, $1.2 million and $2.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, are summarized as follows:

	2010	2009	2008
	(in thousands)
Gross gains	$17	$18	$12
Gross losses	(10)	—	(2)

Net gain (loss)	$7	$18	$10

Information regarding unrealized losses within the Company’s available for sale securities at December 31st of the respective years is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)		(in thousands)		(in thousands)
Debt securities
U.S. government agencies	$3,705	$(95)	$—	$—	$3,705	$(95)
States and political subdivisions	9,144	(225)	—	—	9,144	(225)

Total debt securities	$12,849	$(320)	$—	$—	$12,849	$(320)

Mortgage-backed securities
FNMA	$3,113	$(65)	$—	$—	$3,113	$(65)
FHLMC	7,897	(53)	—	—	7,897	(53)
CMO’s	2,011	(19)	—	—	2,011	(19)

Total mortgage-backed securities	$13,021	$(137)	$—	$—	$13,021	$(137)

Total temporarily impaired Securities	$25,870	$(457)	$—	$—	$25,870	$(457)

	2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)		(in thousands)		(in thousands)
Debt securities
U.S. government agencies	$14,589	$(86)	$—	$—	$14,589	$(86)
States and political subdivisions	591	(2)	—	—	591	(2)

Total debt securities	$15,180	$(88)	$—	$—	$15,180	$(88)

Mortgage-backed securities
FNMA	$3,079	$(1)	$80	$(1)	$3,159	$(2)
FHLMC	—	—	—	—	—	—
CMO’s	—	—	981	(20)	981	(20)

Total mortgage-backed securities	$3,079	$(1)	$1,061	$(21)	$4,140	$(22)

Total temporarily impaired Securities	$18,259	$(89)	$1,061	$(21)	$19,320	$(110)

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2010 and 2009 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers. The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.
While the Company has not recorded any other-than-temporary impairment charges in 2010 or 2009, gross unrealized losses amount to only 0.5% of the total fair value of the securities portfolio at December 31, 2010, and none of the unrealized losses have existed for 12 months or longer, it remains possible that adverse economic conditions could negatively impact the securities portfolio in 2011. The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government agencies such as FHLB, Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The stable past performance is not a guarantee for similar performance going forward.

3. LOANS AND LEASES, NET
Major categories of loans and leases at December 31, 2010 and 2009 are summarized as follows:

	2010	2009
	(in thousands)
Mortgage loans on real estate:
Residential mortgages	$69,958	$67,330
Commercial and multi-family	261,371	243,415
Construction-residential	1,320	2,086
Construction-commercial	32,332	18,156
Home equities	53,120	50,049

Total real estate loans	418,101	381,036

Direct financing leases	15,475	31,486
Commercial and industrial loans	91,445	73,145
Consumer loans	2,458	2,883
Other	252	493
Net deferred loan and lease origination costs	247	525

Total gross loans	527,978	489,568
Allowance for loan and lease losses	(10,424)	(6,971)

Loans and leases, net	$517,554	$482,597

Residential Mortgages: The Company originates adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in the Company’s market area. They are amortized over 10 to 30 years. Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 80% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling.
The Bank, in its normal course of business, sells certain residential mortgages which it originates to FNMA. The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon. The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges. This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk. At December 31, 2010 and 2009, the Company had approximately $44.2 million and $37.4 million, respectively, in unpaid principal balances of loans that it services for FNMA. For the years ended December 31, 2010 and 2009, the Company sold $13.1 million and $16.2 million, respectively, in loans to FNMA and realized gains on those sales of $152 thousand and $93 thousand, respectively. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. The Company had a related asset of approximately $0.4 million and $0.3 million for the servicing portfolio rights as of December 31, 2010 and 2009, respectively. There was $2.9 million in loans held for sale at December 31, 2010 compared to $0.3 million at December 31, 2009. Loans held for sale are typically in portfolio for less than a month. As a result, the carrying value approximates fair value. The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.
Due to the lack of foreclosure activity and absence of any ongoing litigation, the Company has no accrual for loss contingencies or potential costs associated with foreclosure-related activities.
Commercial and Multi-Family Mortgages: Commercial real estate loans are made to finance the purchases of real estate with completed structures or in the midst of being constructed. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, hotels, retail stores or plazas, healthcare facilities, and other non-owner-occupied facilities. These loans are less risky than commercial and industrial loans, since they are secured by real estate and buildings. The Company offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis. Many of these mortgage loans either mature or are subject to a rate call after three to five years. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition, and the underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property. Construction loans have a unique risk, because they are secured by an incomplete dwelling.
Home Equities: The Company originates home equity lines of credit and second mortgage loans (loans secured by a second lien position on one-to-four-family residential real estate). These loans carry a higher risk than first mortgage residential loans as they are in a second position relating to collateral. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower’s financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.
Direct Financing Leases: From 2005 to April 2009 the Company originated direct financing leases of commercial small-ticket general business equipment to companies located throughout the United States. These leases carry a high risk of loss. As a result of the increase in credit risks, poor performance in the portfolio, the lack of strategic fit with the Company’s community banking philosophy, and with the intention of reallocating capital back to its core business, management announced its exit from the national leasing business in April 2009. As a result of management’s decision to sell the portfolio a mark-to-market adjustment of $7.2 million was created on June 30, 2009. The mark was charged off against the allowance. The portfolio was subsequently placed back into held-for-investment as of September 30, 2009 after management determined that a greater value for the portfolio would be realized by keeping it rather than selling it. The portfolio was re-classified as held-for-investment using the same $7.2 million mark. Since that time, leases that are determined to have zero value have been applied to the remaining mark, rather than charged off through the allowance.
Commercial and Industrial Loans: These loans generally include term loans and lines of credit. Such loans are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and equipment purchases. As a general practice, a collateral lien is placed on equipment or other assets owned by the borrower. These loans carry a higher risk than commercial real estate loans by the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable. To reduce the risk, management also attempts to secure real estate as collateral and obtain personal guarantees of the borrowers. To further reduce risk and enhance liquidity, these loans generally carry variable rates of interest, re-pricing in three- to five-year periods, and have a maturity of five years or less. Lines of credit generally carry floating rates of interest (e.g., prime plus a margin).
Consumer Loans: The Company funds a variety of consumer loans, including direct automobile loans, recreational vehicle loans, boat loans, aircraft loans, home improvement loans, and personal loans (collateralized and uncollateralized). Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging up to five years, based upon the nature of the collateral and the size of the loan. The majority of consumer loans are underwritten on a secured basis using the underlying collateral being financed. A minimal amount of loans are unsecured, which carry a high risk of loss.
Other Loans: These loans include $0.3 million at December 31, 2010 and $0.2 million at December 31, 2009 of overdrawn deposit accounts classified as loans.
Net loan commitment fees or costs for commitment periods greater than one year are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period.
During the third quarter of 2009, the Bank entered into a definitive purchase and assumption agreement (the “Agreement”) with the FDIC to purchase a failed community bank located in Clarence, NY called Waterford Village Bank. Included in the purchase was a loan portfolio of $42.0 million. Included in that purchased portfolio were $2.0 million in credit-impaired loans, which were written down by $1.2 million at the time of acquisition for a net carrying amount at acquisition of $0.8 million. The balance of the total loan portfolio acquired from Waterford was $34.2 million and $39.0 million at December 31, 2010 and 2009, respectively. The balance in the purchased credit-impaired portfolio as of December 31, 2010 and December 31, 2009 is as follows:

	For the year ended
	December 31,
	2010	2009
Recorded investment	$1,062	$1,678
Unaccretable yield	(733)	(1,003)

Carrying value	$329	$675
Allowance	(35)	—

Net carrying value	$294	$675

The decline in the balances above are due to normal loan amortization, pay-offs, and charge-offs. All purchased credit-impaired loans are on non-accrual and thus do not have any accretable yield associated with them. All of the purchased loans and foreclosed real estate purchased by the Bank under the Agreement are covered by a loss sharing agreement between the FDIC and the Bank which is included in the Agreement. Under this loss sharing agreement, the FDIC has agreed to bear 80% of loan and foreclosed real estate losses up to $5.6 million and 95% of losses that exceed $5.6 million. Reimbursable losses are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition. The indemnification asset, which represents the expected proceeds from FDIC loss share claims related to former Waterford loans which are charged off, was $0.9 million at December 31, 2010, compared with $1.4 million at December 31, 2009. The asset declines as losses are reimbursed by the FDIC or losses are not incurred as initially recorded.
The Company maintains an allowance for loan and lease losses in order to capture the probable losses inherent in its loan and lease portfolio. There is a risk that the Company may experience significant loan and lease losses in 2011 and beyond which could exceed the allowance for loan and lease losses. This risk is heightened by the current uncertain and adverse economic conditions. If the Company’s assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs, the Company may have to increase its allowance for loan and lease losses or loan and lease charge-offs which could have a material adverse effect on the Company’s operating results and financial condition. There can be no assurance that the Company’s allowance for loan and lease losses will be adequate to protect the Company against loan and lease losses that it may incur.
Changes in the allowance for loan and lease losses for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(in thousands)
Balance, beginning of year	$6,971	$6,087	$4,555
Provision for loan and lease losses	3,943	10,500	3,508
Recoveries	59	242	229
Loans and leases charged off	(549)	(9,858)	(2,205)

Balance, end of year	$10,424	$6,971	$6,087

The following table summarizes the allowance for loan and lease losses, as of December 31, 2010, by portfolio segments:

	Commercial	Commercial				Direct
	and	Real Estate		Residential	Home	Financing
Balances in 000’s	Industrial	Mortgages*	Consumer^	Mortgages*	Equities	Leases	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$2,387	$3,324	$57	$559	$495	$—	$149	$6,971
Charge-offs	(388)	(104)	(57)	—	—	—	—	(549)
Recoveries	4	30	24	—	1	—	—	59
Provision	1,432	1,002	5	(11)	44	1,471	—	3,943

Ending balance	3,435	4,252	29	548	540	1,471	149	10,424

Allowance for loans and lease losses:
Ending balance
Individually evaluated for impairment	$803	$596	$—	$—	$—	$78	$—	$1,477
Collectively evaluated for impairment	2,632	3,621	29	548	540	1,393	149	8,912
Loans acquired with deteriorated credit quality	—	35	—	—	—	—	—	35

Total	3,435	4,252	29	548	540	1,471	149	10,424

Loans and Leases:
Ending balance:
Individually evaluated for impairment	$2,203	$6,574	$—	$—	$—	$522	$—	$9,299
Collectively evaluated for impairment	89,242	286,954	2,556	71,278	53,120	14,953	—	518,103
Loans acquired with deteriorated credit quality	—	175	154	—	—	—	—	329

Total	91,445	293,703	2,710	71,278	53,120	15,475	—	527,731

*	Includes construction loans

^	Includes other loans
In 2010, the economy remained stagnant, but stabilized somewhat, particularly expectations of future economic growth. $0.1 million of the $3.9 million provision was directly related to management’s assessment of existing economic conditions. For the loan portfolio, the provision was largely driven by increased criticized loan balances and overall loan growth. For the leasing portfolio, the provision was driven by nonaccrual and charge-off trends. While the portfolio decreased by 50% in 2010, non-accruing leases increased despite $2.7 million in net write-offs in 2010. As noted in the description of direct financing leases earlier in this Note, write-offs are applied against the remaining mark on the portfolio until it is exhausted. There was $1.5 million remaining of the mark at December 31, 2010. The following table depicts the activity in the leasing portfolio, including the mark:

	As of December 31,
	2010	2009
Direct financing lease principal balance	$16,968	$35,645
Mark-to-market adjustment	(1,493)	(4,159)

Direct financing lease carrying balance	$15,475	$31,486

	For the year ended
	December 31,
	2010	2009
Beginning balance of mark	$4,159	$0
Mark-to-market adjustment	—	$7,164
Net write-offs	(2,666)	(3,005)

Remaining mark	$1,493	$4,159

Allowance for lease losses, beginning balance	$0	$2,450
Provision for leases	1,471	6,822
Leasing net charge-offs	—	(9,272)

Allowance for lease losses, ending balance	$1,471	$0

Total mark plus allowance	$2,964	$4,159
Mark plus allowance / leasing principal balance	17.47%	11.67%

Non-accruing leases	$2,930	$2,905
Non-accruing leases / leasing principal balance	17.27%	8.15%
The following table provides data, at the class level, of credit quality indicators of certain loans and leases, as of December 31, 2010:

		Commercial
Corporate	Commercial	& Multi-	Total
Credit Exposure	Real Estate	Family	Commercial	Commercial
— By Risk Rating	Construction	Mortgages	Real Estate	and Industrial
3	$25,568	$212,833	$238,401	$60,297
4	2,703	37,393	40,096	19,692
5	2,565	3,020	5,585	6,029
6	1,496	8,125	9,621	3,992
7	—	—	—	1,435

Total	$32,332	$261,371	$293,703	$91,445
The Company’s risk ratings are monitored by the individual relationship managers and changed as deemed appropriate after receiving updated financial information from the borrowers or deterioration or improvement in the performance of a loan is evident in the customer’s payment history. Each commercial relationship is individually assigned a risk rating. The Company also maintains a loan review process that monitors the management of the Company’s commercial loan portfolio by the relationship managers. The Company’s loan review function reviews at least 40% of the commercial and commercial mortgage portfolio annually.
The Company’s consumer loans, including residential mortgages and home equities, are not individually risk rated or reviewed in the Company’s loan review process. Consumers are not required to provide the Company with updated financial information as a commercial customer is. Consumer loans are also smaller in balances. Given the lack of updated information since the initial underwriting of the loan and small size of individual loans, the Company uses the delinquency status as the credit quality indicator for consumer loans. The delinquency table is shown below. The Company does not lend to sub-prime borrowers. Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are placed in nonaccrual status.

Similar to consumer loans, direct financing leases are evaluated in pools according to delinquency and accruing status rather than assigned risk ratings. Given the comparable lower credit quality of the leasing portfolio, leases are rarely kept in accruing status beyond 30 days past due. Nonaccrual leases are assigned a reserve percentage based on the historical loss history of the Company’s nonaccrual lease portfolio. Evaluating non-accruing leases as a pool is appropriate as they are small-balance and homogeneous in nature. On a quarterly basis, large leases (defined as leases greater than $100,000 in balances) are evaluated for any deterioration not readily apparent through payment performance. If any risk factors become apparent during the review such as deteriorating financial performance for the customer’s business or requests for a restructuring from the original terms of the contract, management places those large leases that are performing from a payment perspective but have some indications of credit deterioration into a second pool. These large leases with additional risk are assigned a reserve percentage reflective of the additional risk characteristics while taking into account the adequate payment performance. All other leases are placed in a third pool and assigned a reserve percentage commensurate with the credit history of the Company’s leasing portfolio, delinquency trends, nonaccrual trends, charge-off trends, and general macro-economic factors.
The following table provides an analysis of the age of the recorded investment in loans and leases that are past due as of December 31, 2010:

								Non-
								accruing
								Loans
				Total Past	Current	Total	90+ Days	and
	—30-59—	—60-89—	—90+ —	Due	Balance	Balance	Accruing	Leases
Commercial and industrial	$403	$200	$1,827	$2,430	$89,015	$91,445	$—	$2,203
Residential real estate:
Residential	684	393	662	1,739	68,219	69,958	—	696
Construction	—	—	186	186	1,134	1,320	—	186
Commercial real estate:
Commercial & multi-family	351	4,196	2,014	6,561	254,810	261,371	—	5,724
Construction	6,277	—	1,655	7,932	24,400	32,332	805	850
Home equities	437	—	118	555	52,565	53,120	—	256
Direct financing leases	609	224	1,578	2,411	13,064	15,475	1	2,930
Consumer	83	135	190	408	2,050	2,458	—	276
Other	1	—	—	1	498	499	—	—

Total Loans	$8,845	$5,148	$8,230	$22,223	$505,755	$527,978	$806	$13,121

The following table provides data, at the class level, of impaired loans and leases:

	At December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(in thousands)
Commercial and industrial	$2,203	$2,610	$803	$2,060	$28
Residential real estate:
Residential mortgages	—	—	—	—	—
Construction — residential	—	—	—	—	—
Commercial real estate:
Commercial & multi family	5,724	6,515	616	2,153	189
Construction — commercial	850	867	15	1,235	—
Home equities	—	—	—	—	—
Direct financing leases	522	524	78	678	52
Consumer	—	—	—	—	—
Other	—	—	—	—	—

Total impaired loans and leases	$9,299	$10,516	$1,512	$6,126	$269

The Company does not have any impaired loans for which there is no related allowance for credit loss. The interest income in the table above was interest income recognized prior to these loans and leases being identified as impaired and placed on nonaccrual. The Company did not recognize any interest income on those loans and leases while they were on nonaccrual and impaired.
The Company had $2.5 million and $2.2 million in loans and leases that were restructured in a troubled debt restructuring (“TDR”) at December 31, 2010 and 2009, respectively. $1.3 million and $0.9 million of those balances were in non-accrual status at December 31, 2010 and December 31, 2009, respectively. Any TDR that is placed on nonaccrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months. Those loans and leases that are in accruing status have shown evidence of performance for at least six months as of December 31, 2010 and 2009. None of the restructurings are covered under loss-sharing arrangements with the FDIC or were made under a government assistance program. These restructurings were allowed in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial difficulty. Most of the Company’s TDRs have been in the leasing portfolio. The most common modification and concession made by the Company is to skip a lease payment and add an additional payment to the end of the lease. The impact on income from these modifications in 2010 and 2009 was immaterial. The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR, the loan or lease will be placed on nonaccrual or charged off. TDRs are managed similarly to the rest of the portfolio in that their CQI are considered. The reserve for an impaired TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral, less costs to sell, if the loan is deemed collateral dependent. There were no commitments to lend additional funds to debtors owing loans or leases whose terms have been modified in TDRs. The following table summarizes the loans and leases that were classified as troubled debt restructurings.

	December 31,
	2010	2009
	(in thousands)
Commercial and industrial	$166	$121
Residential real estate:
Residential	—	—
Construction	—	—
Commercial real estate:
Commercial and multi-family	139	144
Construction	—	—
Home equities	68	229
Direct financing leases	2,155	1,736
Consumer	—	18
Other	—	—

Total troubled restructured loans and leases	$2,528	$2,248

The following table summarizes the Bank’s non-accrual loans and leases and loans and leases 90 days or more past due and still accruing:

	At December 31,
	2010	2009
	(in thousands)
Non-accruing loans and leases:
Commercial and industrial	$2,203	$1,784
Residential real estate:
Residential	696	978
Construction	186	—
Commercial real estate:
Commercial & multi-family	5,724	2,328
Construction	850	417
Home equities	256	181
Direct financing leases	2,930	2,905
Consumer	276	243
Other	—	—

Total non-accruing loans and leases	$13,121	$8,836

Accruing loans 90+ days past due	806	4,112

Total non-performing loans and leases	$13,927	$12,948

Total non-performing loans and leases to total assets	2.07%	2.09%

Total non-performing loans and leases to total loans	2.64%	2.64%

The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2010 and 2009.
The following lists the components of the net investment in direct financing leases as of December 31:

	2010	2009
	(in thousands)
Direct financing lease payments receivable	$18,765	$40,579
Estimated residual value of leased assets	315	443
Unearned income	(2,112)	(5,377)
Remaining mark	(1,493)	(4,159)

Net investment in direct financing leases	$15,475	$31,486

At December 31, 2010, minimum future lease payments to be received are as follows:

Year Ending December 31:
2011	$10,718
2012	5,378
2013	2,531
2014	138
2015	—

$18,765

As of December 31, 2010, there were $150 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for borrowings.

4. PROPERTIES AND EQUIPMENT
Properties and equipment at December 31 were as follows:

	2010	2009
	(in thousands)
Land	$268	$268
Buildings and improvements	12,351	10,532
Furniture, fixtures, and equipment	10,276	9,329

	22,895	20,129
Less accumulated depreciation	(12,054)	(10,848)

Properties and equipment, net	$10,841	$9,281

Depreciation expense totaled $1.2 million in 2010, $1.1 million in 2009 and $950 thousand in 2008.
5. OTHER ASSETS
Other assets at December 31 were as follows:

	2010	2009
	(in thousands)
Net deferred tax asset	$5,446	$3,863
Accrued interest receivable	2,376	2,241
Prepaid expenses	2,545	3,390
Mortgage servicing rights	388	252
Indemnification asset (FDIC loss share)	876	1,422
Other	2,785	2,307

Total	$14,416	$13,475

6. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the twelve-month periods ended December 31, 2010 and 2009, by operating segment, are as follows:

	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)
Balance as of January 1, 2010	$—	$8,101	$8,101
Goodwill acquired during the period	—	—	—
Goodwill impaired during the period	—	—	—

Balance as of December 31, 2010	$—	$8,101	$8,101

	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)
Balance as of January 1, 2009	$1,945	$8,101	$10,046
Goodwill acquired during the period	40	—	40
Goodwill impaired during the period	(1,985)	—	(1,985)

Balance as of December 31, 2009	$—	$8,101	$8,101

The Company measures the fair value of its reporting units with goodwill annually, as of December 31 utilizing the market value and income methods. When using the cash flow models, management considered historical information, the operating budget, and strategic goals in projecting net income and cash flows for the next five years. The continued credit deterioration in the leasing portfolio and the Company’s strategic decision to exit the national leasing business prompted the Company to perform a goodwill impairment test of the leasing reporting unit at March 31, 2009. The test indicated the goodwill related to the leasing reporting unit was impaired. As a result, the Company recognized an impairment charge of $2.0 million related to a write-off of all of the Company’s goodwill allocated to the leasing reporting unit.

No impairment was recognized as a result of the goodwill impairment test as of December 31, 2010. Further discussion of the Company’s goodwill impairment testing is in Note 1.
Information regarding the Company’s other intangible assets at December 31 follows:

	Gross			Weighted Avg	Initial
	Carrying	Accumulated		Amortization	Amortization
2010	Amount	Amortization	Net	Period	Period
(in thousands)
Customer contracts	$729	(729)	$—	—	2 years
Non-compete agreements	$738	$(694)	$44	2 years	5 years
Insurance expirations	$4,585	(3,461)	1,124	5 years	10 years

Total	$6,052	$(4,884)	$1,168	4 years

	Gross			Weighted Avg	Initial
	Carrying	Accumulated		Amortization	Amortization
2009	Amount	Amortization	Net	Period	Period
(in thousands)
Customer contracts	$729	(365)	$364	2 years	2 years
Non-compete agreements	$738	$(666)	$72	5 years	5 years
Insurance expirations	$4,585	(2,953)	1,632	7 years	10 years

Total	$6,052	$(3,984)	$2,068	6 years

Amortization expense related to intangibles for the years ended December 31, 2010, 2009 and 2008 were $900 thousand, $930 thousand and $681 thousand, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending
December 31	Amount
(in thousands)
2011	$484
2012	347
2013	217
2014	120
2015	—
7. DEPOSITS
Time deposits, with minimum denominations of $100 thousand each, totaled $57.3 million and $59.3 million at December 31, 2010 and 2009, respectively. There were $0.3 million and $0.2 million of overdraft accounts in deposits that have been reclassified to loans as of December 31, 2010 and 2009, respectively.
At December 31, 2010, the scheduled maturities of all time deposits are as follows:

(in thousands)
2011	$74,931
2012	24,848
2013	6,583
2014	5,346
2015	30,640

$142,348

Some of the Company’s time deposits were obtained through brokered transactions and the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). Brokered time deposits totaled $14.7 million and $13.5 million at December 31, 2010 and 2009, respectively. The Bank joined the CDARS program in 2009. The Bank had $2.7 million in CDARS deposits at both December 31, 2010 and 2009.

8. BORROWED FUNDS AND JUNIOR SUBORDINATED DEBENTURES
Other borrowed funds consisted primarily of various advances from the FHLB with both fixed and variable interest rate terms ranging from 0.40% to 3.55%. The maturities and weighted average rates of other borrowed funds at December 31, 2010 are as follows (dollars in thousands):

		Weighted
		Average
	Maturities	Rate
2011	$13,669	1.41%
2012	3,000	2.52%
2013	10,000	3.28%
2014	9,000	3.53%
2015	—	—
Thereafter	—	—

Total	$35,669	2.56%

Other short-term borrowings outstanding at December 31, 2010 consisted of an overnight line of credit with the FHLB of $8.6 million and $5.1 million from an FHLB advance that had an original maturity of greater than one year that as of December 31, 2010 has less than one year until maturity. The Bank has the ability to borrow additional funds from the FHLB based on the available securities or residential real estate loans that can be used as collateral, and to purchase additional federal funds through one of the Bank’s correspondent banks.
The amounts and interest rates of other short-term borrowings were as follows:

	Overnight Line	Other Short-Term
	of Credit	Borrowings	Total
	(dollars in thousands)
At December 31, 2010
Amount Outstanding	8,600	5,069	13,669
Weighted-average interest rate	0.40%	3.13%	1.41%

For the year ended December 31, 2010
Highest amount at a month-end	21,900	5,069
Daily average amount outstanding	4,592	4,027	8,619
Weighted-average interest rate	0.45%	3.13%	1.70%

At December 31, 2009
Amount Outstanding	19,090	—	19,090
Weighted-average interest rate	0.32%	—	0.32%

For the year ended December 31, 2009
Highest amount at a month-end	26,515	—
Daily average amount outstanding	8,680	—	8,680
Weighted-average interest rate	0.49%	—	0.49%

At December 31, 2008
Amount Outstanding	23,590	7,105	30,695
Weighted-average interest rate	0.44%	2.70%	0.96%

For the year ended December 31, 2008
Highest amount at a month-end	44,522	7,105
Daily average amount outstanding	11,984	6,230	18,214
Weighted-average interest rate	2.78%	2.71%	2.75%
On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 (the “Capital Securities”) classified on the Company’s consolidated balance sheets as Junior Subordinated Debentures. The distribution rate on the Capital Securities of the Trust adjusts quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and was 2.93% at December 31, 2010.

The Capital Securities have a distribution rate of 3 month LIBOR plus 2.65%, and the distribution dates are February 23, May 23, August 23 and November 23.
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
The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trust to purchase $11.3 million aggregate liquidation amount of floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of the Company, due October 1, 2037, comprised of $11.0 million of Capital Securities and $330 thousand of Common Securities. The $330 thousand of Common Securities represent the initial capital contribution of the Company to the Trust, which, in accordance with the provisions of ASC Topic 810 “Consolidation,” have not been consolidated and are included in “Other Assets” on the consolidated balance sheet.
The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust. The interest rate payable on the Junior Subordinated Debentures was 2.93% at December 31, 2010.
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
9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Bank enters into agreements with customers to sell securities owned by the Bank to the customers and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The customer is informed the securities are held in safekeeping by the Bank on behalf of the customer. The Bank had $5.2 million and $5.5 million in securities sold under agreement to repurchase at December 31, 2010 and 2009, respectively.

10. COMPREHENSIVE INCOME (LOSS)
The following tables display the components of other comprehensive (loss) income:

	2010
		Income
	Before-tax	Tax (Provision)
	Amount	Benefit	Net
		(in thousands)
Unrealized loss on investment securities:
Unrealized holding loss during period	$(298)	$121	$(177)
Less: reclassification adjustment for gains realized in net income	7	(3)	4

Net unrealized loss	(305)	124	(181)
Increase in pension liability	(292)	108	(184)

Net other comprehensive loss	$(597)	$232	$(365)

	2009
		Income
	Before-tax	Tax (Provision)
	Amount	Benefit	Net
		(in thousands)
Unrealized gains on investment securities:
Unrealized holding gains during period	$500	$(196)	$304
Less: reclassification adjustment for gains realized in net income	18	(7)	11

Net unrealized gain	482	(189)	293
Decrease in pension liability	223	(87)	136

Net other comprehensive income	$705	$(276)	$429

	2008
		Income
	Before-tax	Tax (Provision)
	Amount	Benefit	Net
		(in thousands)
Unrealized gains on investment securities:
Unrealized holding gains during period	$425	$(165)	$260
Less: reclassification adjustment for gains realized in net income	10	(4)	6

Net unrealized gain	415	(161)	254
Increase in pension liability and effect of pension curtailment	(1,321)	514	(807)

Net other comprehensive loss	$(906)	$353	$(553)

11. EMPLOYEE BENEFITS AND DEFERRED COMPENSATION PLANS
Employees’ Pension Plan
The Bank has a defined benefit pension plan that covered substantially all employees of the Company. The Pension Plan provides benefits that are based on the employees’ compensation and years of service. The Bank uses an actuarial method of amortizing prior service cost and unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortization method the Bank uses recognizes the prior service cost and net gains or losses over the average remaining service period of active employees which exceeds the required amortization. The Pension Plan was frozen effective January 31, 2008. The freezing of the Pension Plan was considered a curtailment, which resulted in the elimination of the unrecognized prior service cost and the unrecognized net loss. The elimination of those two components resulted in a $328 thousand pre-tax gain on curtailment in 2008.

Under the freeze, eligible employees will receive the benefits already earned through January 31, 2008 at retirement, but will not be able to accrue any additional benefits. As a result, service cost will no longer be incurred.
Selected Financial Information for the Pension Plan is as follows:

	12/31/2010	12/31/2009
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,648	$3,629
Service cost	—	—
Interest cost	219	215
Assumption change	248	28
Actuarial loss	94	43
Benefits paid	(114)	(267)

Benefit obligation at end of year	4,095	3,648

Change in plan assets:
Fair value of plan assets at beginning of year	2,641	2,304
Actual return on plan assets	421	604
Employer contributions	150	—
Benefits paid	(114)	(267)

Fair value of plan assets at end of year	3,098	2,641

Funded status	$(997)	$(1,007)
Amount recognized in the Consolidated Balance Sheets consists of:
Accrued benefit liabilities	$(997)	$(1,007)

Amount recognized in Accumulated Other Comprehensive loss consist of:
Net actuarial loss	1,068	982
Prior service cost	—	—

Net amount recognized in equity — pre-tax	$1,068	$982

Net amount recognized on Consolidated Balance Sheets in Other Liabilities	$71	$(25)

Accumulated benefit obligation at year end	$4,095	$3,648

Valuations of the Pension Plan as shown above were conducted as of December 31, 2010 and 2009 (the measurement date). In accordance with ASC Topic 715, “Compensation — Retirement Benefits,” in 2008 the Bank transitioned its measurement date from September 30 to December 31. Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2010	2009	2008
Discount rate for projected benefit obligation	5.46%	5.95%	6.01%
Discounted rate for net periodic pension cost	5.95%	6.01%	6.35%
Rate of increase in compensation levels	—%	—%	—%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
The components of net periodic benefit cost consisted of the following:

	(12 mo. ended)	(12 mo. ended)	(15 mo. ended)
	12/31/2010	12/31/2009	12/31/2008
			(in thousands)
Service cost	$—	$—	$—
Interest cost	219	215	292
Expected return on plan assets	(194)	(169)	(364)
Net amortization and deferral	28	55	(5)

Net periodic benefit cost	$53	$101	$(77)

As noted above, the Bank transitioned its measurement date from September 30 to December 31 in 2008. The amount of the net periodic benefit cost that was incurred in the fiscal year 2008 is reflected in the income statement. The after-tax amount incurred in the stub period of October 1, 2007-December 31, 2007 runs through retained earnings. The total of the 15-month period is shown in the table above. The components of the 15-month period are shown in the table below:

	(15 mo. ended)	(12 mo. ended)	(3 mo. ended)
	12/31/2008	12/31/2008	12/31/2007
	(in thousands)
Service cost	$—	$—	$—
Interest cost	292	226	66
Expected return on plan assets	(364)	(291)	(73)
Net amortization and deferral	(5)	(1)	(4)

Net periodic benefit cost	$(77)	$(66)	$(11)

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic cost in 2011 for amortization of actuarial loss will be $26 thousand.
The expected long-term rate of return on Pension Plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on plan targeted asset allocation. Equity and fixed income securities were assumed to earn returns in the ranges of 9% to 10% and 5% to 6%, respectively. When these overall return expectations are applied to the Pension Plan’s targeted allocation, the expected rate of return is determined to be 7.50%, which is approximately the mid-point of the range of expected return. The weighted average asset allocation of the Pension Plan at December 31, 2010 and 2009, the Pension Plan measurement date, was as follows:

	2010	2009
Asset category:
Equity mutual funds	59.6%	57.9%
Fixed income security mutual funds	39.5%	41.2%
Cash	0.9%	0.9%

	100.0%	100.0%

The Company’s targeted long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. This allocation is consistent with the Company’s goal of diversifying the Pension Plan assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements. The Company’s management regularly reviews the Pension Plan’s actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. The Company’s management believes that 7.50% is a reasonable long-term rate of return on the Pension Plan’s Qualified Plan assets. The Company’s management will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary. The Company contributed $150 thousand to the Pension Plan for the 2010 plan year. The Company estimates that it will contribute $85 thousand to the Pension Plan in 2011.
The major categories of assets in the Bank’s Pension Plan as of year-end are presented in the following table. Assets are segregated according to their investment objective by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19 — Fair Value of Financial Instruments).

	2010	2009

Level 1:
Cash	$28	$25

Level 2:
Pooled separate accounts:
Bonds	$1,224	$1,088
Equities:
Balanced	154	135
Large cap value	212	180
Large cap growth	346	296
Mid cap	539	423
Small cap	307	235
International	288	259

Total fair value of plan assets	$3,098	$2,641

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
The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis decreased from 5.95% at December 31, 2009 to 5.46% at December 31, 2010 (or the measurement date) for the Company’s Pension Plan.
Expected benefit payments under the Pension Plan over the next ten years at December 31, 2010 are as follows:

(in thousands)
2011	$146
2012	164
2013	183
2014	182
2015	200
Years 2016-2020	1,094
Supplemental Executive Retirement Plans
The Bank also maintains a non-qualified supplemental executive retirement plan (the “SERP”) covering certain members of the Company’s senior management. The SERP was amended during 2003 to provide a benefit based on a percentage of final average earnings, as opposed to the fixed benefit that the superseded plan provided for.
On April 8, 2010, the Compensation Committee of the Board of Directors of the Company approved the adoption of the Evans Bank, N.A. Supplemental Executive Retirement Plan for Senior Executives (“the Senior Executive SERP”). The “old” SERP plan will keep its participants at the time of the creation of the Senior Executive SERP, but any future executives identified by the Board of Directors as eligible for SERP benefits will participate in the Senior Executive SERP. A participant is generally entitled to receive a benefit under the Senior Executive SERP upon a termination of employment, other than for “cause”, after the participant has completed 10 full calendar years of service with the Bank. No benefit is payable under the Senior Executive SERP if the participant’s employment is terminated for “cause” or if the participant voluntarily terminates before completing 10 full calendar years of service with the Bank. In addition, the payment of benefits under the Senior Executive SERP is conditioned upon certain agreements of the participant related to confidentiality, cooperation, non-competition, and non-solicitation. A participant will be entitled to a retirement benefit under the Senior Executive SERP if his or her employment with the Bank terminates other than for “cause” on or after the date the participant attains age 65. The “accrued benefit” is based on a percentage of the participant’s final average earnings, which is determined based upon the participant’s total annual compensation over the highest consecutive five calendar years of the participant’s employment with the Bank, accrued over the participant’s “required benefit service”. The percentages and years of service requirements are set forth in each participant’s Participation Agreement, and range from 25% to 35% and from 15 to 20 years.
The obligations related to the two SERP plans are indirectly funded by various life insurance contracts naming the Bank as beneficiary. The Bank has also indirectly funded the SERPs, as well as other benefits provided to other employees through bank-owned life insurance. The Bank uses an actuarial method of amortizing unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected. The amortization method the Bank is using recognizes the net gains or losses over the average remaining service period of active employees, which exceeds the required amortization.

Selected financial information for the two SERP plans is as follows:

	2010	2009
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,200	$2,875
Service cost	164	63
Interest cost	188	179
Plan amendments	260	146
Actuarial gain	42	130
Benefits paid	(193)	(193)

Benefit obligations at end of year	3,661	3,200

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Contributions to the plan	193	193
Benefits paid	(193)	(193)

Fair value of plan assets at end of year	—	—

Funded status	$(3,661)	$(3,200)

Amounts recognized in the Consolidated Balance Sheet consists of:
Accrued benefit liability	$(3,661)	$(3,200)

Amount recognized in Accumulated other Comprehensive loss consist of:
Net actuarial loss	518	487
Prior service cost	524	351

Net amount recognized in equity — pre-tax	$1,042	$838

Net amount recognized on Consolidated Balance Sheets in Other Liabilities	$(2,619)	$(2,362)

Accumulated benefit obligation at year end	$3,153	$2,882

Valuations of the SERP liability, as shown above, were conducted as of December 31, 2010 and 2009. Assumptions used by the Bank in both years in the determination of SERP information consisted of the following:

	2010	2009	2008
Discount rate for projected benefit obligation	5.34%	5.60%	6.43%
Discount rate for net periodic pension cost	5.60%	6.43%	6.25%
Salary scale	4.36%	3.50%	5.00%
The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis decreased from 5.60% at December 31, 2009 to 5.34% at December 31, 2010 (or the measurement date) for the SERP.
The components of net periodic benefit cost consisted of the following:

	2010	2009	2008
		(in thousands)
Service cost	$164	$63	$59
Interest cost	188	179	174
Net amortization and deferral	97	66	75

Net periodic benefit cost	$449	$308	$308

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2011 for prior service costs and actuarial loss will be $87 thousand and $11 thousand, respectively.

Expected benefit payments under the SERP over the next ten years at December 31, 2010 were as follows:

(in thousands)
2011	$193
2012	193
2013	287
2014	287
2015	287
2016-2020	1,433
Other Compensation Plans
The Company also maintains a non-qualified deferred compensation plan for certain directors. Expenses under this plan were approximately $31 thousand in 2010, $30 thousand in 2009 and $51 thousand in 2008. The estimated present value of the benefit obligation included in other liabilities was $0.4 million and $0.5 million at December 31, 2010 and 2009, respectively. This obligation is indirectly funded by life insurance contracts naming the Bank as beneficiary. The increase in cash surrender value is included in other non-interest income on the Consolidated Statements of Income.
The Company has a non-qualified deferred compensation plan whereby certain directors and certain officers may defer a portion of their base pre-tax compensation. Additionally, the Company has a non-qualified executive incentive retirement plan, whereby the Company defers on behalf of certain officers a portion of their base compensation, as well as an incentive award based upon Company performance, until retirement or termination of service, subject to certain vesting arrangements. Expense under these plans was approximately $133 thousand in 2010, $113 thousand in 2009 and $163 thousand in 2008. The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $2.0 million and $1.8 million at December 31, 2010 and 2009, respectively.
These benefit plans are indirectly funded by bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $12.4 million and $11.9 million at December 31, 2010 and 2009, respectively. Increases in cash surrender value are included in other non-interest income on the Company’s Consolidated Statements of Income. Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries during employment.
The Bank also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements. The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit. Employees receive a 100% match from the Bank on contributions up to 4% of base salary, and a 50% match on contributions greater than 4% of base salary, up to 8% of salary. Employees vest in employer contributions over six years. The Company’s expense under the 401(k) Plan was approximately $271 thousand, $259 thousand and $237 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.
12. STOCK-BASED COMPENSATION
At December 31, 2010, the Company had two stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with ASC Topic 718, “Compensation — Stock Compensation.” The compensation cost charged against income for those plans was $166 thousand, $154 thousand, and $147 thousand for 2010, 2009, and 2008, respectively, included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income. All stock option expense is recorded on a straight-line basis over the expected vesting term. In addition, expense for director options was recognized to reflect $50 thousand, $0, and $27 thousand in 2010, 2009 and 2008, respectively, as part of “Other” expense in the Company’s Consolidated Statements of Income.
2009 Long-Term Equity Incentive Plan
Under the Company’s 2009 Long-Term Equity Incentive Plan and, prior to the adoption of that plan by shareholders in April 2009, under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan (together, the “Equity Plans”), the Company may grant options or restricted stock to officers, directors and key employees for up to 329,796 shares of common stock. Under the Equity Plan, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. If available, the Company normally issues shares out of its treasury for any options exercised or restricted shares issued. The options have vesting schedules from 6 months through 10 years. At December 31, 2010, there were a total of 99,958 shares available for grant under the Equity Plans.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2010	2009	2008

Dividend Yield	2.73%	6.31%	4.76%
Expected Life (years)	7.0	10.0	10.0
Expected Volatility	16.97%	17.91%	15.58%
Risk-free Interest Rate	3.26%	3.51%	4.15%
Weighted Average Fair Value	$2.31	$1.50	$2.16
The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected dividend yield was based upon the Company’s recent history of paying dividends. The expected life was based upon the options’ expected vesting schedule and historical exercise patterns. Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $139 thousand.
Stock options activity for 2010 was as follows:

			Weighted Average Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value ($ in
	Options	Exercise Price	(years)	thousands)
Balance, December 31, 2009	205,549	$16.39
Granted	7,520	14.65
Exercised	—	—
Expired	(8,101)	20.71
Forfeited	—	—

Balance, December 31, 2010	204,968	$16.15	6.86	$113

Exercisable, December 31, 2010	109,412	$18.24	5.64	$28
Restricted stock award activity for 2010 was as follows:

		Weighted-Average Grant Date Fair
	Shares	Value
Balance, December 31, 2009	10,210	$12.99
Granted	5,600	12.76
Vested	(2,761)	12.94
Forfeited	(286)	12.25

Balance, December 31, 2010	12,763	$12.92
As of December 31, 2010, there was $102 thousand in unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Equity Plans. The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2011	$38
2012	38
2013	25
2014	1
During fiscal years 2010, 2009 and 2008, the following activity occurred under the Company’s plans:

(in thousands)	2010	2009	2008
Total intrinsic value of stock options exercised	$—	$—	$—
Total fair value of restricted stock awards vested	$138	$85	$84

Employee Stock Purchase Plan
The Company also maintains the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2010, there were 15,423 shares of common stock available to issue to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. The Company grants options on January 1 and July 1 of each year during the term of the Purchase Plan. The purchase price of the stock is 85% of the lower of its price on the grant date or the exercise date. During fiscal 2010, approximately 44% of eligible employees participated in the Purchase Plan. Under the Purchase Plan, the Company issued 18,657, 19,735, and 14,037 shares to employees in 2010, 2009 and 2008, respectively. Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

	2010	2009	2008
|	| |
Dividend Yield	3.35%	6.00%	4.63%
Expected Life (years)	0.50	0.50	0.50
Expected Volatility	35.16%	49.36%	23.30%
Risk-free Interest Rate	0.19%	0.31%	3.69%
Weighted Average Fair Value	$3.96	$4.41	$4.52
The compensation cost that has been charged against income for the Purchase Plan was $74 thousand, $87 thousand, and $63 thousand for 2010, 2009 and 2008, respectively.
13. INCOME TAXES
The components of the provision for income taxes were as follows:

	2010	2009	2008
		(in thousands)
Current federal tax expense	$2,852	$366	$2,376
Current state tax expense	738	388	413

Total current tax expense	$3,590	$754	$2,789

Deferred federal tax benefit	$(1,212)	$(1,082)	$(642)
Deferred state tax benefit	(140)	(275)	(58)

Total deferred tax benefit	$(1,352)	$(1,357)	$(700)

Total income tax provision (benefit)	$2,238	$(603)	$2,089

The Company’s provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Tax provision at statutory rate	$2,406	34%	$36	34%	$2,379	34%
Decrease in taxes resulting from:
Tax-exempt interest income	(580)	(8)	(582)	(557)	(499)	(7)
Tax-exempt BOLI income*			(196)	(188)	—	—
Provision adjustment to tax* returns			(26)	(25)	—	—
Increase in taxes resulting from:
State taxes, net of federal benefit	394	6	74	71	183	3
Disallowed stock option expense*			48	46	—	—
Disallowed entertainment expense*			23	22	—	—
Disallowed club dues*			17	16	—	—

Other items, net	18	—	3	4	26	—

Income tax (benefit) provision	$2,238	32%	$(603)	(577%)	$2,089	30%

*	Denotes items in which the tax effect of the reconciling difference represents greater than 5% of income before taxes in 2009, but less than 5% in 2010 and 2008.

At December 31, 2010 and 2009 the components of the net deferred tax asset were as follows:

	2010	2009
	(in thousands)
Deferred tax assets:
Pension premiums	$1,769	$1,603
Allowance for loan and lease losses	4,674	4,187
Non accrued interest	199	168
Deferred compensation	955	970
Stock options granted	119	84
Leases	125	114
Net operating loss for state income taxes	—	20

Gross deferred tax assets	$7,841	$7,146

Deferred tax liabilities:
Depreciation and amortization	$1,343	$1,940
Prepaid expenses	179	373
Net unrealized gains on securities	513	631
Acquisition-related adjustments	210	242
Mortgage servicing asset	150	97

Gross deferred tax liabilities	$2,395	$3,283

Net deferred tax asset	$5,446	$3,863

The net deferred tax asset at December 31, 2010 and 2009 is included in “other assets” in the Company’s consolidated balance sheets.
In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2010, except for a valuation allowance of $217 thousand on the state net deferred tax asset for ENL of $217 thousand. At December 31, 2009, the Company had a $61 thousand valuation allowance on the state net deferred tax asset for ENL of $81 thousand. Management believes that ENL will not generate sufficient income to utilize any of the state net deferred tax assets of ENL. The Company files a consolidated federal tax return which enables it to use income from other subsidiaries to offset losses at ENL. ENL files its own state income tax returns for a majority of the states in which leases are domiciled.
A reconciliation of the Company’s unrecognized tax benefits for the year ended December 31, 2010, 2009, and 2008 is as follows:

	2010	2009	2008
Balance at beginning of year	$82	$—	$—
Reclassification from deferred taxes for tax positions taken during a period	278	—	—
Increases related to tax positions taken during a prior period	—	82	—
Decreases related to settlements with taxing authorities	(47)	—	—

Balance at end of year	$313	$82	$—

The entire balance of unrecognized tax benefits is accrued in Other Liabilities on the Company’s statement of financial position and, if recognized, would favorably affect the Company’s effective tax rate. The Company believes that it is reasonably possible that the unrecognized tax benefits balance could decrease by $96 thousand in 2011. Penalties and accrued interest related to unrecognized tax benefits are recorded in tax expense. During the year ended December 31, 2010, the Company accrued approximately $120 thousand of penalties and interest. Accrued penalties and interest still outstanding amounted to $80 and $2 thousand at December 31, 2010, and 2009, respectively.

We are subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) and various state taxing authorities. During 2010, the Company concluded a New York State (“NYS”) audit covering 2005-2007 and an IRS audit covering 2006-2008. The tax years 2008-2009 for NYS and 2009 for the IRS remain subject to examination. In addition, ENL is no longer subject to state income tax examinations by the majority of state tax authorities for all years before 2005, except NYS which it is no longer subject to income tax examination prior to 2008.
14. OTHER LIABILITIES
Other liabilities at December 31 were as follows:

	2010	2009
	(in thousands)
Retirement compensation liabilities (Pension and SERP plans)	$7,025	$6,551
Accounts payable	3,328	2,545
Security deposits on direct financing leases	559	883
Interest payable	554	528
Other	310	324

Total	$11,776	$10,831

15. RELATED PARTY TRANSACTIONS
The Bank has entered into loan transactions with certain directors, significant shareholders and their affiliates (related parties) in the ordinary course of its business. The aggregate amount of loans to such related parties on December 31, 2010 and 2009 was $7.8 million and $5.8 million, respectively. During 2010, there were $4.2 million of advances and new loans to such related parties, and repayments amounted to $2.1 million. Terms of these loans have prevailing market pricing that would be offered to a similar customer base. Deposits from related parties were $2.8 million and $2.2 million as of December 31, 2010 and 2009.
16. CONTINGENT LIABILITIES AND COMMITMENTS
The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at December 31, 2010 and 2009 is as follows:

	2010	2009
	(in thousands)
Commitments to extend credit	$161,285	$90,994
Standby letters of credit	3,687	3,316

Total	$164,972	$94,310

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
The Company has entered into contracts with third parties, some of which include indemnification clauses. Examples of such contracts include contracts with third party service providers, brokers and dealers, correspondent banks, and purchasers of residential mortgages. Additionally, the Company has bylaws, policies and agreements under which it agrees to indemnify its officers and directors from liability for certain events or occurrences while the directors or officers are, or were, serving at the Company’s request in such capacities. The Company indemnifies its officers and directors to the fullest extent allowed by law. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited, but would be affected by all relevant defenses to such claims, as well as directors’ and officers’ liability insurance maintained by the Company. Due to the nature of these indemnification provisions, it is not possible to quantify the aggregate exposure to the Company resulting from them.
The Company leases certain offices, land and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $608 thousand in 2011; $568 thousand in 2012; $536 thousand in 2013; $526 thousand in 2014; $435 thousand in 2015; and $3.9 million thereafter. The rental expense under operating leases contained in the Company’s Consolidated Statements of Income included $652 thousand, $668 thousand and $664 thousand in 2010, 2009 and 2008, respectively.
17. CONCENTRATIONS OF CREDIT
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
18. SEGMENT INFORMATION
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
The following table sets forth information regarding these segments for the years ended December 31, 2010, 2009 and 2008.

	2010
	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)
Net interest income (expense)	$24,678	$(183)	$24,495
Provision for loan and lease losses	3,943	—	3,943

Net interest income (expense) after provision for loan and lease losses	20,735	(183)	20,552

Non-interest income	5,633	—	5,633
Insurance services and fees	—	6,992	6,992
Net gain on sales and calls of securities	8	—	8
Amortization expense	365	535	900
Other non-interest expense	20,156	5,051	25,207

Income before income taxes	5,855	1,223	7,078
Income tax provision	1,766	472	2,238

Net income	$4,089	$751	$4,840

	2009
	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)
Net interest income (expense)	$22,731	$(137)	$22,594
Provision for loan and lease losses	10,500	—	10,500

Net interest income (expense) after provision for loan and lease losses	12,231	(137)	12,094

Non-interest income	6,858	—	6,858
Insurance services and fees	—	7,191	7,191
Net gain on sales and calls of securities	18	—	18
Goodwill impairment	1,985	—	1,985
Amortization expense	365	565	930
Other non-interest expense	18,305	4,837	23,142

Income (loss) before income taxes	(1,548)	1,652	104
Income tax (benefit) provision	(1,241)	638	(603)

Net income (loss)	$(307)	$1,014	$707

	2008
	Banking	Insurance Agency
	Activities	Activities	Total
		(in thousands)
Net interest income (expense)	$19,555	$(287)	$19,268
Provision for loan and lease losses	3,508	—	3,508

Net interest income (expense) after provision for loan and lease losses	16,047	(287)	15,760

Non-interest income	4,800	—	4,800
Insurance services and fees	—	6,867	6,867
Net gain on sales and calls of securities	10	—	10
Amortization expense	—	681	681
Other non-interest expense	15,147	4,612	19,759

Income before income taxes	5,710	1,287	6,997
Income taxes	1,591	498	2,089

Net income	$4,119	$789	$4,908

Identifiable Assets, Net	December 31, 2010	December 31, 2009
	(in thousands)
Banking activities	$660,604	$607,732
Insurance agency activities	10,919	11,712

Consolidated Total Assets	$671,523	$619,444

19. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is defined in ASC Topic 820 “Fair Value Measurements and Disclosures” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

There are three levels of inputs to fair value measurements:
•	Level 1 inputs are quoted prices for identical instruments in active markets;
•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
•	Level 3 inputs are unobservable inputs.
Observable market data should be used when available.
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at December 31, 2010 and 2009:

	Level 1	Level 2	Level 3	Fair Value

December 31, 2010
Securities available for sale:
U.S. government agencies	$—	$23,644	$—	$23,644
States and political subdivisions	—	36,297	—	36,297
Mortgage-backed securities	—	27,481	—	27,481
FHLB stock	—	1,408	—	1,408
FRB stock	—	2,362	—	2,362

December 31, 2009
Securities available for sale:
U.S. government agencies	$—	$19,712	$—	$19,712
States and political subdivisions	—	37,730	—	37,730
Mortgage-backed securities	—	14,837	—	14,837
FHLB stock	—	2,663	—	2,663
FRB stock	—	912	—	912
Securities available for sale
Fair values for securities are determined using independent pricing services and market-participating brokers. The pricing service and brokers use a variety of techniques to arrive at fair value including market maker bids, quotes, and pricing models. Inputs to their pricing models include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. Management obtains a single market quote or price estimate for each security. The carrying value of FHLB stock and FRB stock approximate its fair value.
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at December 31, 2010 and 2009:

	Level 1	Level 2	Level 3	Fair Value

December 31, 2010

Impaired loans	$—	$—	$7,787	$7,787
Mortgage servicing rights	—	—	388	388

December 31, 2009

Impaired loans	$—	$—	$7,611	$7,611
Mortgage servicing rights	—	—	252	252
Impaired loans
The Company evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Fair value is estimated based on the value of the collateral securing these loans. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business. The Company has an appraisal policy in which appraisals are obtained upon a loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral. All impaired loans are either graded a 6 or 7 on the internal loan rating scale. Subsequent to the downgrade, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal. Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers. Impaired loans had a gross value of $9.3 million, with a valuation allowance of $1.5 million, at December 31, 2010, compared to a gross value for loans and leases of $8.8 million, with a valuation allowance of $1.2 million, at December 31, 2009.
Mortgage servicing rights
The fair value of mortgage servicing rights (“MSRs”) was estimated using Level 3 inputs. MSRs do not trade in an active, open market with readily observable prices. As such, the fair value of the MSRs are determined using a projected cash flow model that considers loan type, loan rate and maturity, discount rate assumptions, estimated fee income and cost to service, and estimated prepayment speeds. The Company’s MSR value increased $0.1 million from December 31, 2009 to December 31, 2010 due to an increase in the size of the servicing portfolio and a decrease in estimated prepayments given the servicing portfolio’s weighted average coupon relative to market interest rates.
At December 31, 2010 and 2009, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$13,722	$13,722	$12,983	$12,983
Securities	$93,332	$93,322	$79,018	$78,987
Loans and leases, net	$517,554	$535,338	$482,597	$491,590
Financial liabilities:
Deposits	$544,457	$544,889	$499,508	$499,912
Borrowed funds and securities sold under agreements to repurchase	$40,896	$41,710	$51,816	$52,362
Junior Subordinated Debentures	$11,330	$11,330	$11,330	$11,330
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
Cash and Cash Equivalents
For these short-term instruments, the carrying amount is a reasonable estimate of fair value. “Cash and Cash Equivalents” includes cash and due from banks and interest-bearing deposits at other banks.
Securities
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
The carrying value of FHLB stock and FRB stock approximate its fair value.
The Company holds certain municipal bonds as held-to-maturity. These bonds are generally small in dollar amount and are issued only by certain local municipalities within the Company’s market area. The original terms are negotiated directly and on an individual basis. These bonds are not traded on the open market and management intends to hold the bonds to maturity. The fair value of held-to-maturity securities is estimated by discounting the future cash flows using the current rates at which similar agreements would be made with municipalities with similar credit characteristics and for the same remaining maturities.
Loans Receivable
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
Commitments to extend credit and standby letters of credit
As described in Note 16 to these Consolidated Financial Statements “Contingent Liabilities and Commitments,” the Company was a party to financial instruments with off-balance sheet risk at December 31, 2010 and 2009. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 2010 and 2009 approximates the recorded amounts of the related fees, which are not material.
20. REGULATORY MATTERS
The Company is subject to the dividend restrictions set forth by the FRB and the OCC. Under such restrictions, the Company may not, without the prior approval of the FRB and the OCC, declare dividends in excess of the sum of the current year’s earnings (as defined in FRB regulations) plus the retained earnings (as defined in FRB regulations) from the prior two years.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations). Management believes as of December 31, 2010 and 2009, that the Company and the Bank met all capital adequacy requirements to which it is subject.
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

The Company’s and the Bank’s actual capital amounts and ratios were as follows:

	2010
				(dollars in thousands)			Minimum to be Well
							Capitalized Under Prompt
					Minimum for Capital		Corrective Action
	Company		Bank		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$71,889	14.3%	$70,110	14.0%	$40,186	8.0%	$50,233	10.0%

Tier I Capital (to Risk Weighted Assets)	$65,559	13.1%	$63,797	12.7%	$20,093	4.0%	$30,140	6.0%

Tier I Capital (to Average Assets)	$65,559	9.9%	$63,797	9.7%	$26,405	4.0%	$33,006	5.0%

	2009
				(dollars in thousands)			Minimum to be Well
							Capitalized Under Prompt
					Minimum for Capital		Corrective Action
	Company		Bank		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$53,166	11.2%	$50,949	10.7%	$38,081	8.0%	$47,602	10.0%

Tier I Capital (to Risk Weighted Assets)	$47,203	9.9%	$45,008	9.5%	$19,041	4.0%	$28,561	6.0%

Tier I Capital (to Average Assets)	$47,203	7.8%	$45,008	7.5%	$24,220	4.0%	$30,275	5.0%

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

21. PARENT COMPANY ONLY FINANCIAL INFORMATION
Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:
CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands)
ASSETS

Cash	$1,332	$3,507
Other assets	748	342
Investment in subsidiaries	73,494	53,484

Total assets	$75,574	$57,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Junior subordinated debentures	$11,330	$11,330
Other liabilities	1,180	44

Total liabilities	12,510	11,374

STOCKHOLDERS’ EQUITY

Total Stockholders’ Equity	$63,064	$45,959

Total liabilities and stockholders’ equity	$75,574	$57,333

CONDENSED STATEMENTS OF INCOME

	December 31,
	2010	2009	2008
		(in thousands)
Dividends from subsidiaries	$1,292	$5,700	$4,000
Expenses	(2,716)	(1,358)	(1,508)

Income before equity in undistributed earnings of subsidiaries	(1,424)	4,342	2,492

Equity in undistributed earnings (loss) of subsidiaries	6,264	(3,635)	2,416

Net income	$4,840	$707	$4,908

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2010	2009	2008
		(in thousands)
Operating Activities:
Net income	$4,840	$707	$4,908
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) loss of subsidiaries	(6,264)	3,635	(2,416)
Changes in assets and liabilities affecting cash flow:
Other assets	(406)	—	—
Other liabilities	1,136	—	—

Net cash provided by operating activities	(694)	4,342	2,492

Investing Activities:
Investment in subsidiaries	(13,711)	—	—

Net cash provided by investing activities	(13,711)	—	—

Financing Activities:
Proceeds from issuance of common stock	13,609	—	—
Cash dividends paid, net	(1,379)	(1,420)	(2,147)
Purchase of Treasury stock	—	(27)	(263)

Net cash used in financing activities	12,230	(1,447)	(2,410)

Net increase in cash	(2,175)	2,895	82

Cash beginning of year	3,507	612	530

Cash ending of year	$1,332	$3,507	$612

22. SELECTED QUARTERLY FINANCIAL DATA — UNAUDITED

(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2010
Interest income	$7,844	$7,992	$7,836	$7,746
Interest expense	1,759	1,759	1,737	1,668

Net interest income	6,085	6,233	6,099	6,078
Net income	484	1,278	1,631	1,447
Earnings per share basic	0.12	0.31	0.47	0.51
Earnings per share diluted	0.12	0.31	0.47	0.51

2009
Interest income	$7,884	$7,924	$7,467	$7,426
Interest expense	1,817	1,956	2,122	2,212

Net interest income	6,067	5,968	5,345	5,214
Net income (loss)	1,371	2,436	(1,853)	(1,247)
Earnings (loss) per share basic	0.49	0.87	(0.67)	(0.45)
Earnings (loss) per share diluted	0.49	0.87	(0.67)	(0.45)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.
Item 9A. CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2010 (the end of the period covered by this Annual Report on Form 10-K) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)	Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control Over Financial Reporting appears at “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.
(c)	Attestation Report of the Independent Registered Public Accounting Firm. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” at page 57, “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.
(d)	Changes in Internal Control Over Financial Reporting. No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
On October 1, 2010, the Company entered into a new employment agreement with William R. Glass (the “Transition Agreement”) which replaced his existing employment agreement with the Company. The Transition Agreement establishes a new role for Mr. Glass as he transitions to his planned retirement on December 31, 2012. During this transition period, Mr. Glass is primarily providing business development services and mentoring support for the Company’s employees. He will continue to serve as a member of the Internal and External Loan Committee and of the Loan Review Committee until his planned retirement. The foregoing description is qualified in its entirety by reference to the full text of the Transition Agreement, a copy of which is attached hereto as Exhibit 10.18.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated herein by reference to the material under the captions, “Information Regarding Directors, Director Nominees and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Director Committees” in the Company’s definitive proxy statement relating to its 2011 annual meeting of shareholders to be held on April 28, 2011 (the “Proxy Statement”).
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
Equity Compensation Plans. All equity compensation plans maintained by the Company were approved by the Company’s shareholders. Shown below is certain information as of December 31, 2010 concerning the shares of the Company’s common stock that may be issued under existing equity compensation plans.

Equity Compensation Plan Information
			Number of
	Number of		securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans
Equity Compensation Plans Approved by Security Holders	(#)	($)	(#) (1)
Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan	97,300	13.12	99,958
Evans Bancorp, Inc. 1999 Employee Stock Option and Long-Term Incentive Plan	107,668	18.90	—
Evans Bancorp, Inc. Employee Stock Purchase Plan	—	—	15,423

Total	204,968		115,381

(1)	This column excludes shares reflected under the column “Number of Securities to be issued upon exercise of outstanding options.”
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

Report of Independent Registered Public Accounting Firm (internal control over financial reporting)
Report of Independent Registered Public Accounting Firm (consolidated financial statements)
Consolidated Balance Sheets — December 31, 2010 and 2009
Consolidated Statements of Income — Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flow — Years Ended December 31, 2010, 2009 and 2008
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
David J. Nasca,
President and Chief Executive Officer Date: March 4, 2011

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Nasca	President and Chief Executive	March 4, 2011
David J. Nasca	Officer/Director
(Principal Executive Officer)

/s/ Gary A. Kajtoch	Treasurer (Principal Financial Officer)	March 4, 2011
Gary A. Kajtoch

/s/ Nicholas J. Snyder	Principal Accounting Officer	March 4, 2011
Nicholas J. Snyder

/s/ Phillip Brothman	Chairman of the Board/Director	March 4, 2011
Phillip Brothman

/s/ John R. O’Brien	Vice Chairman of the Board/Director	March 4, 2011
John R. O’Brien

/s/ James E. Biddle, Jr.	Director	March 4, 2011
James E. Biddle, Jr.

/s/ Marsha S. Henderson	Director	March 4, 2011
Marsha S. Henderson

/s/ Kenneth C. Kirst	Director	March 4, 2011
Kenneth C. Kirst

/s/ Mary Catherine Militello	Director	March 4, 2011
Mary Catherine Militello

/s/ Robert G. Miller, Jr.	Director	March 4, 2011
Robert G. Miller, Jr.

/s/ James Tilley	Director	March 4, 2011
James Tilley

/s/ Nancy W. Ware	Director	March 4, 2011
Nancy W. Ware

/s/ Thomas H. Waring, Jr.	Director	March 4, 2011
Thomas H. Waring, Jr.

/s/ Lee C. Wortham	Director	March 4, 2011
Lee C. Wortham

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Purchase and Assumption Agreement dated as of July 24, 2009, by and among Federal Deposit Insurance Corporation, Receiver of Waterford Village Bank, Federal Deposit Insurance Corporation, and Evans Bank, N.A. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 30, 2009).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3a to the Company’s Registration Statement on Form S-4 (Registration No. 33-25321), as filed on November 7, 1988).

3.1.1	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997, as filed on May 14, 1997).

3.2	Bylaws of the Company as amended through August 18, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 21, 2009).

4.1	Indenture between the Company, as Issuer, and Wilmington Trust Company, as Trustee, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

4.2	Form of Floating Rate Junior Subordinated Debt Security due 2034 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

4.3	Amended and Restated Declaration of Trust of Evans Capital Trust I, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

4.4	Guarantee Agreement of the Company, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

10.1	Evans Bancorp, Inc. Dividend Reinvestment Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-3D (Registration No. 333-166264), as filed on April 23, 2010).

10.2*	Evans Bancorp Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (Registration No. 333-106655), as filed on June 30, 2003).

10.3*	Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

10.4*	Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed on April 1, 2009).

10.5*	Specimen 1984 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).

10.6*	Specimen 1989 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).

10.7*	Summary of Provisions of Director Deferred Compensation Agreements (incorporated by reference to Exhibit 10.7 to the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).

10.8*	Evans National Bank Deferred Compensation Plan for Officers and Directors (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

10.9*	Form of Deferred Compensation Participatory Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.10*	Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

10.11*	Form of Executive Life Insurance Split-Dollar Endorsement Participatory Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.12*	First Amendment to the Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).

Exhibit No.	Exhibit Description
10.13*	Evans National Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

10.14*	Form of Supplemental Executive Retirement Participatory Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.15*	Amendment No. 1 to Evans Bank, N.A. Amended and Restated Supplemental Executive Retirement Plan with respect to William R. Glass, executed by Evans Bank, N.A. on October 16, 2009, and effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 22, 2009).

10.16*	Summary of Evans Excels Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, as filed on August 13, 2008).

10.17*	Evans Bank, N.A. Supplemental Executive Retirement Plan for Senior Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2010).

10.18*	Employment Agreement by and among Evans Bank, N.A., the Company and William R. Glass, executed and delivered by the Company and the Bank on October 1, 2010 and effective as of October 1, 2010 (filed herewith).

10.19*	Restricted Stock Award Agreement granted by Evans Bancorp, Inc. to Directors under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2010).

10.20*	Employment Agreement by and among Evans Bank, N.A., the Company and Gary A. Kajtoch, executed and delivered by the Company and the Bank on October 6, 2009 and effective as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 13, 2009).

10.21*	Stock Option Agreement granted by Evans Bancorp, Inc. to Directors under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2010).

10.22*	Employment Agreement by and among The Evans Agency, Inc., Evans Bancorp, Inc. and Robert G. Miller, Jr., executed and delivered by the Company and TEA on October 22, 2009, and effective as of October 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 28, 2009).

10.23*	Restricted Stock Award Agreement granted by Evans Bancorp, Inc. to Employees under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2010).

10.24*	Employment Agreement by and among Evans Bank, N.A., the Company and David J. Nasca, executed and delivered by the Company and the Bank on September 14, 2009 and effective as of September 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on September 17, 2009).

10.25*	Stock Option Agreement granted by Evans Bancorp, Inc. to Employees under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2010).

10.26*	Letter Agreement Regarding Insurance Coverage for James Tilley (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Independent Registered Public Accounting Firm’s Consent from KPMG LLP (filed herewith).

24	Power of Attorney (included on Page 110 of this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title18, United States Code, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title18, United States Code, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.