Form 10-Q
period 2011-03-31
EVANS BANCORP INC
filed 2011-05-06
CIK 842518

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35021
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
Common Stock, $.50 par value: 4,100,319 shares as of April 22, 2011

INDEX
EVANS BANCORP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$13,553	$13,467
Interest-bearing deposits at banks	17,567	255
Securities:
Available for sale, at fair value (cost: $93,940 at March 31, 2011; $86,096 at December 31, 2010)	95,468	87,422
Held to maturity, at amortized cost (fair value: $2,221 at March 31, 2011; $2,130 at December 31, 2010)	2,235	2,140
FHLB and FRB common stock, at amortized cost and fair value	3,165	3,770

Loans and leases, net of allowance for loan and lease losses of $10,482 in 2011 and $10,424 in 2010	521,147	517,554
Properties and equipment, net of depreciation of $12,368 in 2011 and $12,054 in 2010	10,609	10,841
Goodwill	8,101	8,101
Intangible assets	1,038	1,168
Bank-owned life insurance	12,493	12,389
Other assets	14,335	14,416

TOTAL ASSETS	$699,711	$671,523

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$99,444	$98,016
NOW	43,457	32,683
Regular savings	263,854	249,410
Muni-vest	34,804	22,000
Time	143,588	142,348

Total deposits	585,147	544,457

Securities sold under agreement to repurchase	4,807	5,227
Other short-term borrowings	39	13,669
Other liabilities	12,055	11,776
Junior subordinated debentures	11,330	11,330
Long-term borrowings	22,000	22,000

Total liabilities	635,378	608,459

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:

Common stock, $.50 par value, 10,000,000 shares authorized; 4,094,147 and 4,081,960 shares issued and outstanding, respectively,	2,047	2,041
Capital surplus	40,720	40,660
Retained earnings	21,895	20,836
Accumulated other comprehensive loss, net of tax	(329)	(473)

Total stockholders’ equity	64,333	63,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$699,711	$671,523

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
INTEREST INCOME
Loans and leases	$7,152	$6,941
Interest bearing deposits at banks	4	—
Securities:
Taxable	486	403
Non-taxable	371	402

Total interest income	8,013	7,746
INTEREST EXPENSE
Deposits	1,420	1,350
Other borrowings	215	238
Junior subordinated debentures	81	80

Total interest expense	1,716	1,668
NET INTEREST INCOME	6,297	6,078
PROVISION FOR LOAN AND LEASE LOSSES	488	1,214

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	5,809	4,864
NON-INTEREST INCOME
Bank charges	386	511
Insurance service and fees	2,089	2,246
Data center income	239	234
Net gain (loss) on sales and calls of securities	—	(6)
Gain on loans sold	52	10
Bank-owned life insurance	103	108
Other	592	599

Total non-interest income	3,461	3,702
NON-INTEREST EXPENSE
Salaries and employee benefits	3,904	3,608
Occupancy	777	771
Repairs and maintenance	159	182
Advertising and public relations	130	102
Professional services	402	414
Technology and communications	235	225
Amortization of intangibles	130	231
FDIC insurance	229	226
Other	639	692

Total non-interest expense	6,605	6,451

INCOME BEFORE INCOME TAXES	2,665	2,115
INCOME TAX PROVISION	790	668

NET INCOME	$1,875	$1,447

Net income per common share-basic	$0.46	$0.51

Net income per common share-diluted	$0.46	$0.51

Cash dividends per common share	$0.20	$0.20

Weighted average number of common shares outstanding	4,085,509	2,818,147

Weighted average number of diluted shares outstanding	4,096,170	2,823,559

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	(Loss) Income	Total
Balance, January 1, 2010	$1,407	$27,279	$17,381	$(108)	$45,959

Comprehensive income:
Net Income			1,447		1,447

Unrealized gain on available-for-sale, net of reclassification of loss of ($4) (after tax) securities, net of tax effect of ($8)				25	25

Amortization of prior service cost and net loss net of tax effect of ($13)				20	20

Total comprehensive income					1,492

Cash dividends ($0.20 per common share)			(565)		(565)

Stock options expense		49			49

Issued 14,620 restricted shares	7	(7)			—

Balance, March 31, 2010	$1,414	$27,321	$18,263	$(63)	$46,935

Balance, January 1, 2011	$2,041	$40,660	$20,836	$(473)	$63,064

Comprehensive income:
Net Income			1,875		1,875

Unrealized gain on available-for-sale securities, net of tax effect of ($78)				124	124

Amortization of prior service cost and net loss net of tax effect of ($11)				20	20

Total comprehensive income					2,019

Cash dividends ($0.20 per common share)			(816)		(816)

Excess tax benefit from stock-based compensation		9			9

Stock options expense		57			57

Issued 12,260 restricted shares	6	(6)			—

Balance, March 31, 2011	$2,047	$40,720	$21,895	$(329)	$64,333

See Notes to Unaudited Consolidated Financial Statements

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES:
Interest received	$7,654	$7,679
Fees received	3,590	3,765
Interest paid	(1,829)	(1,805)
Cash paid to employees and vendors	(5,985)	(5,079)
Income taxes paid	(299)	(1,021)
Proceeds from sale of loans held for resale	7,285	1,998
Originations of loans held for resale	(9,779)	(2,817)

Net cash provided by operating activities	637	2,720

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(10,029)	(38,305)
Proceeds from maturities and calls	2,655	29,254
Held to maturity securities:
Purchases	(135)	—
Proceeds from maturities and calls	39	—
Additions to properties and equipment	(82)	(214)
Increase in loans, net of repayments	(2,327)	(9,725)

Net cash used in investing activities	(9,879)	(18,990)

FINANCING ACTIVITIES:
Proceeds from borrowings	—	2,795
Repayments of borrowings	(14,050)	(61)
Net increase in deposits	40,690	11,332

Net cash provided by financing activities	26,640	14,066

Net increase (decrease) in cash and equivalents	17,398	(2,204)

CASH AND CASH EQUIVALENTS:
Beginning of period	13,722	12,983

End of period	$31,120	$10,779

	(continued)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income	$1,875	$1,447

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	379	420
Deferred tax expense (benefit)	86	(31)
Provision for loan and lease losses	488	1,214
Net gain on sales of securities	—	6
Premium on loans sold	(52)	(10)
Stock options expense	57	49
Proceeds from sale of loans held for resale	7,285	1,998
Originations of loans held for resale	(9,779)	(2,817)
Changes in assets and liabilities affecting cash flow:
Other assets	1,461	(490)
Other liabilities	(1,163)	934

NET CASH PROVIDED BY OPERATING ACTIVITIES	$637	$2,720

See Notes to Unaudited Consolidated Financial Statements

PART I-FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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
The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made. Certain reclassifications have been made to the 2010 unaudited consolidated financial statements to conform to the presentation used in 2011.
The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of filing.
2. SECURITIES
The amortized cost of securities and their approximate fair value at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
		(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$24,057	$572	$(69)	$24,560
States and political subdivisions	37,800	730	(107)	38,423

Total debt securities	$61,857	$1,302	$(176)	$62,983

Mortgage-backed securities:
FNMA	$13,162	$266	$(57)	$13,371
FHLMC	9,667	139	(6)	9,800
GNMA	6,720	76	(13)	6,783
CMO’S	2,534	19	(22)	2,531

Total mortgage-backed securities	$32,083	$500	$(98)	$32,485

Total securities designated as available for sale	$93,940	$1,802	$(274)	$95,468

Held to Maturity:
Debt securities
U.S. government agencies	—	—	—	—
States and political subdivisions	2,235	19	(33)	2,221

Total securities designated as held to maturity	$2,235	$19	$(33)	$2,221

Total securities	$96,175	$1,821	$(307)	$97,689

	December 31, 2010
		(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$23,130	$609	$(95)	$23,644
States and political subdivisions	35,796	726	(225)	36,297

Total debt securities	$58,926	$1,335	$(320)	$59,941

Mortgage-backed securities:
FNMA	$10,207	$320	$(65)	$10,462
FHLMC	9,541	79	(53)	9,567
GNMA	4,763	38	—	4,801
CMO’S	2,659	11	(19)	2,651

Total mortgage-backed securities	$27,170	$448	$(137)	$27,481

Total securities designated as available for sale	$86,096	$1,783	$(457)	$87,422

Held to Maturity:
Debt securities
U.S. government agencies	—	—	—	—
States and political subdivisions	2,140	22	(32)	2,130

Total securities designated as held to maturity	$2,140	$22	$(32)	$2,130

Total securities	$88,236	$1,805	$(489)	$89,552

Available for sale securities with a total fair value of $91.4 million and $65.6 million at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY. The Company had a total of $22.0 million and $35.6 million in borrowed funds with FHLBNY at March 31, 2011 and December 31, 2010, respectively. The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements. As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY. The Bank held $1.8 million and $2.4 million in FHLBNY stock as of March 31, 2011 and December 31, 2010, respectively, at fair value.
The scheduled maturities of debt and mortgage-backed securities at March 31, 2011 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	Amortized	Estimated
	cost	fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$2,882	$2,905
Due after one year through five years	19,539	19,957
Due after five years through ten years	23,063	23,448
Due after ten years	16,373	16,673

	61,857	62,983

Mortgage-backed securities available for sale	32,083	32,485

	$93,940	$95,468

Debt securities held to maturity:
Due in one year or less	$879	$878
Due after one year through five years	446	448
Due after five years through ten years	280	290
Due after ten years	630	605

Mortgage-backed securities available for sale	$2,235	$2,221

Information regarding unrealized losses within the Company’s available for sale securities at March 31, 2011 and December 31, 2010, is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	March 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$3,731	$(69)	$—	$—	$3,731	$(69)
States and political subdivisions	6,709	(104)	305	(3)	7,014	(107)

Total debt securities	$10,440	$(173)	$305	$(3)	$10,745	$(176)

Mortgage-backed securities:
FNMA	$4,413	$(57)	$—	$—	$4,413	$(57)
FHLMC	3,730	(6)	—	—	3,730	(6)
GNMA	2,046	(13)	—	—	2,046	(13)
CMO’S	1,982	(22)	—	—	1,982	(22)

Total mortgage-backed securities	$12,171	$(98)	$—	$—	$12,171	$(98)

Held To Maturity:
Debt securities:
States and political subdivisions	$997	$(6)	$466	$(27)	$1,463	$(33)

Total temporarily impaired securities	$23,608	$(277)	$771	$(30)	$24,379	$(307)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$3,705	$(95)	$—	$—	$3,705	$(95)
States and political subdivisions	9,144	(225)	—	—	9,144	(225)

Total debt securities	$12,849	$(320)	$—	$—	$12,849	$(320)

Mortgage-backed securities:
FNMA	$3,113	$(65)	$—	$—	$3,113	$(65)
FHLMC	7,897	(53)	—	—	7,897	(53)
CMO’S	2,011	(19)	—	—	2,011	(19)

Total mortgage-backed securities	$13,021	$(137)	$—	$—	$13,021	$(137)

Held To Maturity:
Debt securities:
States and political subdivisions	$—	$—	$—	$—	$—	$—

Total temporarily impaired securities	$25,870	$(457)	$—	$—	$25,870	$(457)

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase. Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase. The Company did not own any out-of-state municipal bonds at March 31, 2011 or December 31, 2010. Bonds rated below A are reviewed periodically to ensure their continued credit worthiness. While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Company’s general market area which, in the Company’s judgment, possess no greater credit risk than Baa (or equivalent) bonds. The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.
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
Management has assessed the securities available for sale in an unrealized loss position at March 31, 2011 and December 31, 2010 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.
The Company has not recorded any other-than-temporary impairment charges in 2011 or 2010, the gross unrealized losses amounted to less than 0.5% of the total fair value of the securities portfolio at March 31, 2011 and December 31, 2010, and the gross unrealized loss position decreased by $0.2 million from December 31, 2010 to March 31, 2011. Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future. The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.
3. FAIR VALUE MEASUREMENTS
The Company follows the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures.” Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. ASC Topic 820 defines fair value and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
March 31, 2011
Securities available-for-sale:
U.S. government agencies	$—	$24,560	$—	$24,560
States and political subdivisions	—	38,423	—	38,423
Mortgage-backed securities	—	32,485	—	32,485
Mortgage servicing rights	—	—	435	435

December 31, 2010
Securities available-for-sale:
U.S. government agencies	$—	$23,644	$—	$23,644
States and political subdivisions	—	36,297	—	36,297
Mortgage-backed securities	—	27,481	—	27,481
Mortgage servicing rights	—	—	388	388
Securities available for sale
Fair values for securities are determined using independent pricing services and market-participating brokers. The pricing service and brokers use a variety of techniques to arrive at fair value including market maker bids, quotes, and pricing models. Inputs to their pricing models include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. Management obtains a single market quote or price estimate for each security. Securities available for sale are classified as Level 2 in the fair value hierarchy as the valuation provided by the third-party provider uses observable market data.
Mortgage servicing rights
Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, the Company obtains the fair value of the MSRs using a third-party pricing provider. The provider uses a combination of market and income valuation methodologies. All assumptions are market driven. Therefore, mortgage servicing rights are classified within Level 3 of the fair value hierarchy as the valuation is model driven and primarily based on unobservable inputs.
The following table summarizes the changes in fair value for items measured at fair value (Level 3) on a recurring basis using significant unobservable inputs:

Mortgage servicing rights — December 31, 2010	$388
Gains included in earnings	4
Mortgage originations	43

Mortgage servicing rights — March 31, 2011	$435

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
March 31, 2011
Impaired loans	$—	$—	$8,813	$8,813

December 31, 2010
Impaired loans	$—	$—	$7,787	$7,787
Impaired loans
The Company evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Fair value is estimated based on the value of the collateral securing these loans. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business. The Company has an appraisal policy in which appraisals are obtained upon a loan being downgraded on the Company’s internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral. All impaired loans are either graded a 6 or 7 on the internal loan rating scale. Subsequent to the downgrade, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal. Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers. Impaired loans had a gross value of $10.2 million, with a valuation allowance of $1.4 million, at March 31, 2011, compared with a gross value of $9.3 million, with a valuation allowance of $1.5 million, at December 31, 2010.
FAIR VALUE OF FINANCIAL INSTRUMENTS
At March 31, 2011 and December 31, 2010, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$31,120	$31,120	$13,722	$13,722
Available for sale securities	95,468	95,468	87,422	87,422
Held to maturity securities	2,235	2,221	2,140	2,130
FHLB and FRB stock	3,165	3,165	3,770	3,770
Loans and leases, net	521,147	530,764	517,554	535,338
Mortgage servicing rights	435	435	388	388
Financial liabilities:
Deposits	$585,147	$585,082	$544,457	$544,889
Other borrowed funds and securities sold under agreements to repurchase	26,846	27,871	40,896	41,710
Junior subordinated debentures	11,330	11,330	11,330	11,330
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.
Cash and Cash Equivalents. For these short-term instruments, the carrying amount is a reasonable estimate of fair value. “Cash and Cash Equivalents” includes interest-bearing deposits at other banks.
Securities available for sale. Fair values for available-for-sale securities are determined using independent pricing services and market-participating brokers. The pricing service and brokers use a variety of techniques to arrive at fair value including market maker bids, quotes, and pricing models. Inputs to their pricing models include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. Management obtains a single market quote or price estimate for each security. These quoted prices reflect current information based on orderly transactions. These are considered Level 2 inputs under ASC 820.
Securities held to maturity. The Company holds certain municipal bonds as held-to-maturity. These bonds are generally small in dollar amount and are issued only by certain local municipalities within the Company’s market area. The original terms are negotiated directly and on an individual basis consistent with our loan and credit guidelines. These bonds are not traded on the open market and management intends to hold the bonds to maturity. The fair value of held-to-maturity securities is estimated by discounting the future cash flows using the current rates at which similar agreements would be made with municipalities with similar credit ratings and for the same remaining maturities.
FHLB and FRB stock. The carrying value of FHLB and FRB stock approximate fair value.
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
Mortgage servicing rights. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, the Company obtains the fair value of the MSRs using a third-party pricing provider. The provider uses a combination of market and income valuation methodologies. All assumptions are market driven.
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
Commitments to extend credit and standby letters of credit. As described in Note 7 — “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at March 31, 2011 and December 31, 2010. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at March 31, 2011 and December 31, 2010 approximates the recorded amounts of the related fees, which are not considered material.
4. LOANS, LEASES, AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES
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
The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. If the credit is not well secured and in the process of collection, the loan is placed on non-accrual status and is subject to charge-off if collection of principal or interest is considered doubtful.
All interest due but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cost-recovery method, until it again qualifies for an accrual basis. Any cash receipts on non-accrual loans reduce the carrying value of the loans. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current, the adverse circumstances which resulted in the delinquent payment status are resolved, and payments are made in a timely manner for a period of time sufficient to reasonably assure their future dependability.
The Bank considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect principal or interest due according to the contractual terms of the loan. Commercial mortgage, commercial and industrial (“C&I”), and large balance leases (greater than $100,000) are identified for evaluation and individually considered impaired. These loans and leases are assessed for any impairment. Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Consumer loans and smaller balance leases are collectively evaluated for impairment. Since these loans and leases are not individually identified and evaluated, they are not considered impaired loans.
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

•	5-O.A.E.M. (Other Assets Especially Mentioned): Special Mention (“SM”) — A special mention asset has potential weaknesses that warrant management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. SM assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

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

The SM rating is designed to identify a specific level of risk and concern about asset quality. Although an SM asset has a higher probability of default than a pass asset, its default is not imminent.

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

This risk rating includes the pool of consumer loans, including residential mortgages and home equities, that are 90 or more days past due or in non-accrual status.

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

Generally, pending events should be resolved within a relatively short period and the ratings will be adjusted based on the new information. Because of high probability of loss, non-accrual accounting treatment is required for doubtful assets.

•	8-Loss: Assets classified loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the assets have absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be achieved in the future.

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
Leases
The Bank’s leasing operations consists principally of the leasing of various types of small ticket commercial equipment. The Company follows ASC Topic 840, “Leases,” for all of its direct financing leases. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income, net of the remaining mark. In the third quarter of 2009, the Company announced its intention to sell the leasing portfolio. As a result, the Company classified the leasing portfolio as held-for-sale and marked the portfolio down to its fair market value as of June 30, 2009. As of September 30, 2009, management decided to service the portfolio to maturity and transferred it to held-for-investment. The carrying value of the leasing portfolio amounted to $12.4 million and $15.5 million at March 31, 2011 and December 31, 2010, respectively. The CQI used for leases are delinquency and accruing status. The leasing CQI’s are discussed in more detail in the Credit Quality Indicators section of this footnote.
Loan and Lease Portfolio Composition
The following table presents selected information on the composition of the Company’s loan and lease portfolio as of the dates indicated:

	March 31, 2011	December 31, 2010
	(in thousands)
Mortgage loans on real estate:
Residential Mortgages	$69,815	$69,958
Commercial and multi-family	274,138	261,371
Construction-Residential	1,412	1,320
Construction-Commercial	25,397	32,332
Home equities	53,736	53,120

Total real estate loans	424,498	418,101

Direct financing leases	12,449	15,475
Commercial loans	92,120	91,445
Consumer loans	1,996	2,458
Other	302	252
Net deferred loan origination costs	264	247

Total gross loans	531,629	527,978

Allowance for loan losses	(10,482)	(10,424)

Loans, net	$521,147	$517,554

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
The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages. During the three month period ended March 31, 2011, the Bank sold mortgages to FNMA totaling $7.3 million, as compared with $2.0 million sold during the three month period ended March 31, 2010. At March 31, 2011, the Bank had a loan servicing portfolio principal balance of $49.8 million upon which it earns servicing fees, as compared with $44.2 million at December 31, 2010. The value of the mortgage servicing rights for that portfolio was $0.4 million at March 31, 2011 and December 31, 2010. Residential mortgage loans held-for-sale were $1.4 million at March 31, 2011, compared with $2.9 million at December 31, 2010. The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.
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
Home Equities: The Company originates home equity lines of credit and second mortgage loans (loans secured by a second lien position on owner-occupied one-to-four-family residential real estate). These loans carry a higher risk than first mortgage residential loans as they are in a second position relating to collateral. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower’s financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.
Direct Financing Leases: From January 2005 to April 2009 the Company originated direct financing leases of commercial small-ticket general business equipment to companies located throughout the United States. These leases carry a high risk of loss. As a result of the increase in credit risks, poor performance in the portfolio, the lack of strategic fit with the Company’s community banking philosophy, and with the intention of reallocating capital back to its core business, management announced its exit from the national leasing business in April 2009. As a result of management’s decision to sell the portfolio a mark-to-market adjustment of $7.2 million was made on June 30, 2009. The mark was charged off against the allowance. The portfolio was subsequently placed back into held-for-investment as of September 30, 2009 after management determined that a greater value for the portfolio would be realized by keeping it and servicing it to maturity rather than selling it. The portfolio was re-classified as held-for-investment using the same $7.2 million mark. Since that time, leases that are determined to have zero value have been applied to the remaining mark, rather than charged off through the allowance. There is an allowance for lease losses for $1.5 million at March 31, 2011.
Commercial and Industrial Loans: These loans generally include term loans and lines of credit. Such loans are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and equipment purchases. As a general practice, a collateral lien is placed on equipment or other assets owned by the borrower. These loans carry a higher risk than commercial real estate loans by the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable. To reduce the risk, management also attempts to secure real estate as collateral and obtain personal guarantees of the borrowers. To further reduce risk and enhance liquidity, these loans generally carry variable rates of interest, re-pricing in three- to five-year periods, and have a maturity of ten years or less. Lines of credit generally carry floating rates of interest (e.g., prime plus a margin).
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
Other Loans: These loans include $0.1 million and $0.3 million at March 31, 2011 and December 31, 2010, respectively, of overdrawn deposit accounts classified as loans.
Net loan commitment fees or costs for commitment periods greater than one year are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period.
Credit Quality Indicators
The following tables provide data, at the class level, of credit quality indicators of certain loans and leases for the dates specified:

	March 31, 2011
Corporate Credit	(in thousands)
Exposure — By	Commercial Real	Commercial Real	Total Commercial
Credit Rating	Estate Construction	Estate Other	Real Estate	Commercial
3	$19,441	$222,248	$241,689	$61,931
4	2,211	36,929	39,140	19,329
5	2,276	5,442	7,718	5,090
6	1,469	9,519	10,988	4,847
7	—	—	—	923

Total	$25,397	$274,138	$299,535	$92,120

	December 31, 2010
Corporate Credit	(in thousands)
Exposure — By	Commercial Real	Commercial Real	Total Commercial
Credit Rating	Estate Construction	Estate Other	Real Estate	Commercial
3	$25,584	$212,825	$238,409	$60,728
4	2,703	37,393	40,096	19,692
5	2,565	2,176	4,741	4,699
6	1,480	8,977	10,457	4,966
7	—	—	—	1,360

Total	$32,332	$261,371	$293,703	$91,445

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
The Company’s consumer loans, including residential mortgages and home equity loans, are not individually risk rated or reviewed in the Company’s loan review process. Consumers are not required to provide the Company with updated financial information as a commercial customer is. Consumer loans are also smaller in balances. Given the lack of updated information since the initial underwriting of the loan and small size of individual loans, the Company uses the delinquency status as the credit quality indicator for consumer loans. The delinquency table is shown below. The Company does not lend to sub-prime borrowers. Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are placed in non-accrual status.
Similar to consumer loans, direct financing leases are evaluated in pools according to delinquency and accruing status rather than assigned risk ratings. Given the comparable lower credit quality of the leasing portfolio, leases are rarely kept in accruing status beyond 30 days past due. Non-accrual leases are assigned a reserve percentage based on the historical loss history of the Company’s non-accrual lease portfolio. Evaluating non-accruing leases as a pool is appropriate as they are small-balance and homogeneous in nature. On a quarterly basis, large leases (defined as leases greater than $100,000 in balances) are evaluated for any deterioration not readily apparent through payment performance. If any risk factors become apparent during the review such as deteriorating financial performance for the customer’s business or requests for a restructuring from the original terms of the contract, management places those large leases that are performing from a payment perspective but have some indications of credit deterioration into a second pool. These large leases with additional risk are assigned a reserve percentage reflective of the additional risk characteristics while taking into account the adequate payment performance. The Company does have two large leases in which it performs specific impairment tests because they contain significantly different risk characteristics than the remaining leasing portfolio. One of the leases is with a local borrower with whom the Bank has a developed relationship and a restructuring plan is in place. The second lease is with a large public company that recently declared bankruptcy. The Company is considered a secured creditor in the bankruptcy and has received payments as scheduled in 2011. While the two large leases have characteristics of troubled credits and are classified as nonaccrual, management does not believe these two leases have similar characteristics as compared with the remaining lease portfolio. Management believes appropriate reserves have been established on an individual basis for the two leases. All other leases are placed in a third pool and assigned a reserve percentage commensurate with the credit history of the Company’s leasing portfolio, delinquency trends, non-accrual trends, charge-off trends, and general macro-economic factors.
Past Due Loans and Leases
The following tables provide an analysis of the age of the recorded investment in loans and leases that are past due as of the dates indicated:

March 31, 2011
			(in thousands)
								Non-
								accruing
				Total Past	Current	Total	90+ Days	Loans and
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Leases
Commercial and industrial	$218	$—	$1,696	$1,914	$90,206	$92,120	$—	$1,808
Residential real estate:
Residential	554	654	188	1,396	68,419	69,815	—	708
Construction	—	—	184	184	1,228	1,412	—	184
Commercial real estate:
Commercial	2,618	—	2,835	5,453	268,685	274,138	—	6,546
Construction	—	625	843	1,468	23,929	25,397	—	1,468
Home equities	261	68	158	487	53,249	53,736	—	439
Direct financing leases	277	241	1,071	1,589	10,860	12,449	—	2,127
Consumer	207	1	23	231	1,765	1,996	20	149
Other	—	—	—	—	566	566	—	—

Total Loans	$4,135	$1,589	$6,998	$12,722	$518,907	$531,629	$20	$13,429

December 31, 2010
			(in thousands)
								Non-
								accruing
				Total Past	Current	Total	90+ Days	Loans and
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Leases
Commercial and industrial	$403	$200	$1,827	$2,430	$89,015	$91,445	$—	$2,203
Residential real estate:
Residential	684	393	662	1,739	68,219	69,958	—	696
Construction	—	—	186	186	1,134	1,320	—	186
Commercial real estate:
Commercial	351	4,196	2,014	6,561	254,810	261,371	—	5,724
Construction	6,277	—	1,655	7,932	24,400	32,332	805	850
Home equities	437	—	118	555	52,565	53,120	—	256
Direct financing leases	609	224	1,578	2,411	13,064	15,475	1	2,930
Consumer	83	135	190	408	2,050	2,458	—	276
Other	1	—	—	1	498	499	—	—
Total Loans	$8,845	$5,148	$8,230	$22,223	$505,755	$527,978	$806	$13,121
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
The general portfolio allocation is segmented into pools of loans with similar characteristics. Separate pools of loans include loans pooled by loan grade and by portfolio segment. The Company does not have sufficient meaningful data to perform a traditional loss migration analysis and thus has implemented alternative procedures. Loans graded 5 or worse (“criticized loans”) that exceed a material balance threshold are evaluated by the Company’s credit department to determine if the collateral for the loan is worth less than the loan. All of these “shortfalls” are added together and divided by the respective loan pool to calculate the quantitative factor applied to the respective pool. These loans are not considered impaired because the cash flow of the customer and the payment history of the loan suggest that it is not probable that the Company will be unable to collect the full amount of principal and interest as contracted and are thus still accruing interest.
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
Direct financing leases are segregated from the rest of the loan portfolio in determining the appropriate allowance for that portfolio segment. Unlike the loan portfolio, the Company does have sufficient historical loss data to perform a migration analysis for non-accruing leases. Management periodically updates this analysis by examining the non-accruing lease portfolio at different points in time and studying what percentage of the non-accruing portfolio ends up being charged off. There are selected large leases in non-accruing status which carry different characteristics than the rest of the portfolio. The Company has more information on these particular lessees. The underwriting for these leases was different due to the size of the leases and the subsequent servicing of these leases was also more intensive. Due to the elevated level of information on these leases, the Company is able to specifically analyze these leases and allocate an appropriate specific reserve based on the information available including cash flow, payment history, and collateral value. These selected large leases are not considered when performing the migration analysis. All of the remaining leases not in non-accrual are allocated a reserve based on several factors including: delinquency and non-accrual trends, charge-off trends, and national economic conditions.
Changes in the allowance for loan and lease losses for the three months ended March 31, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
Beginning balance, January 1	$10,424	$6,971
Provision for loan and lease losses	488	1,214
Recoveries	7	4
Loans and leases charged off	(437)	(19)
Ending balance, March 31	$10,482	$8,170
The following tables summarize the allowance for loan and lease losses according to portfolio segment, as of March 31, 2011:

		Commercial
		Real Estate		Residential		Finance
(in thousands)	Commercial	Mortgages*	Consumer ^	Mortgages*	HELOC	Leases	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$3,435	$4,252	$29	$548	$540	$1,471	$149	$10,424
Charge-offs	(433)	—	(4)	—	—	—	—	(437)
Recoveries	3	—	3	—	1	—	—	7
Provision	325	132	9	16	6	—	—	488

Ending balance	$3,330	$4,384	$37	$564	$547	$1,471	$149	$10,482

Allowance for loan and lease losses:
Individually evaluated for impairment	$546	$768	$12	$—	$—	$50	$—	$1,376
Collectively evaluated for impairment	2,784	$3,585	$25	564	547	1,421	149	9,075
Loans acquired with deteriorated credit quality	—	31	—	—	—	—	—	31

Total	$3,330	$4,384	$37	$564	$547	$1,471	$149	$10,482

Loans and leases:
Ending balance:
Individually evaluated for impairment	$1,808	$7,860	$62	$—	$—	$336	$—	$10,066
Collectively evaluated for impairment	90,312	291,521	2,152	71,227	53,736	12,113	—	521,061
Loans acquired with deteriorated credit quality	—	154	84	—	—	—	—	238

Total	$92,120	$299,535	$2,298	$71,227	$53,736	$12,449	$—	$531,365

*	Includes construction loans

^	Includes other loans
Impaired Loans and Leases
The following tables provide data, at the class level, of impaired loans and leases as of the dates indicated:

	At March 31, 2011
		Unpaid		Average		Interest
	Recorded	Principal	Related	Recorded	Interest Income	Income
	Investment	Balance	Allowance	Investment	Foregone	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$363	$364	$—	$364	$2	$—
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	1,374	1,516	—	1,375	39	—
Construction	1,468	1,497	—	1,054	14	3
Home equities	—	—	—	—	—	—
Direct financing leases	—	—	—	—	—	—
Consumer	84	244	—	153	3	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$3,289	$3,621	$—	$2,946	$58	$3

	At March 31, 2011
		Unpaid		Average		Interest
	Recorded	Principal	Related	Recorded	Interest Income	Income
	Investment	Balance	Allowance	Investment	Foregone	Recognized
	(in thousands)
With a related allowance recorded:
Commercial and industrial	$1,445	$2,115	$546	$1,864	$36	$—
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	5,172	5,988	799	4,897	98	—
Construction	—	—	—	—	—	—
Home equities	—	—	—	—	—	—
Direct financing leases	336	347	50	552	9	—
Consumer	62	62	12	62	—	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$7,015	$8,512	$1,407	$7,375	$143	$—

	At March 31, 2011
		Unpaid		Average		Interest
	Recorded	Principal	Related	Recorded	Interest Income	Income
	Investment	Balance	Allowance	Investment	Foregone	Recognized
	(in thousands)
Total
Commercial and industrial	$1,808	$2,479	$546	$2,228	$38	$—
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	6,546	7,504	799	6,272	137	—
Construction	1,468	1,497	—	1,054	14	3
Home equities	—	—	—	—	—	—
Direct financing leases	336	347	50	552	9	—
Consumer	146	306	12	215	3	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$10,304	$12,133	$1,407	$10,321	$201	$3

	At December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(in thousands)
Commercial and industrial	$2,203	$2,610	$803
Residential real estate:
Residential	—	—	—
Construction	—	—	—
Commercial real estate:
Commercial	5,724	6,515	616
Construction	850	867	15
Home equities	—	—	—
Direct financing leases	522	524	78
Consumer	—	—	—
Other	—	—	—

Total impaired loans and leases	$9,299	$10,516	$1,512

At December 31, 2010, the Company did not have any impaired loans for which there is no related allowance for credit loss. The interest income in the preceding tables as of March 31, 2011 was interest income recognized prior to these loans and leases being identified as impaired and placed on non-accrual. The Company did not recognize any interest income on those loans and leases while they were on non-accrual and impaired.
Non-performing loans and leases
The following table sets forth information regarding non-performing loans and leases as of the dates specified:

	March 31, 2011	December 31, 2010
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential mortgages	$708	$696
Commercial and multi-family	6,546	5,724
Construction-residential	184	186
Construction-commercial	1,468	850
Home equities	439	256

Total real estate loans	9,345	7,712

Direct financing leases	2,127	2,930
Commercial loans	1,808	2,203
Consumer loans	149	276
Other	—	—

Total non-accruing loans and leases	$13,429	$13,121

Accruing loans 90+ days past due	20	806

Total non-performing loans and leases	$13,449	$13,927

Total non-performing loans and leases to total assets	1.92%	2.07%
Total non-performing loans and leases to total loans and leases	2.53%	2.64%
Troubled debt restructurings
The Company had $6.0 million in loans and leases that were restructured in a troubled debt restructuring (“TDR”) at March 31, 2011, compared with $2.5 million at December 31, 2010. $4.4 million and $1.3 million of those balances were in non-accrual status at March 31, 2011 and December 31, 2010, respectively. Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months. Those loans and leases that are in accruing status have shown evidence of performance for at least six months as of March 31, 2011 and December 31, 2010. None of the restructurings are covered under loss-sharing arrangements with the FDIC or were made under a government assistance program. These restructurings were allowed in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial difficulty. Previous to the first quarter of 2011, most of the Company’s TDRs have been in the leasing portfolio. The most common modification and concession made by the Company is to permit the borrower to skip a lease payment and add an additional payment to the end of the lease. The increase in the first quarter of 2011 in commercial real estate TDR’s is due to the addition of a single loan in the amount of $3.5 million. The loan, which was placed on nonaccrual in the fourth quarter of 2010 and considered impaired as of December 31, 2010, was restructured to a reduced payment structure in the first quarter of 2011. Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the quarters ended March 31, 2011 and 2010. The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR, the loan or lease will be placed on non-accrual or charged off. TDRs are reserved similarly to the rest of the portfolio in that their CQIs are considered. The reserve for an impaired TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. There were no commitments to lend additional funds to debtors owing loans or leases whose terms have been modified in TDRs. The following table summarizes the loans and leases that were classified as troubled debt restructurings as of the dates indicated.

	March 31, 2011	December 31, 2010
	(in thousands)
Commerical and industrial	$362	$166
Residential real estate:
Residential	280	—
Construction	—	—
Commerical real estate:
Commercial and multi family	3,622	139
Construction	—	—
Home equities	66	68
Direct financing leases	1,685	2,155
Consumer loans	—	—
Other	—	—

Total troubled restructured loans and leases	$6,015	$2,528

Covered Loans and the Related Allowance
On July 24, 2009, the Bank entered into a definitive purchase and assumption agreement with the FDIC under which the Bank assumed approximately $51.0 million in liabilities, consisting almost entirely of deposits, and purchased substantially all of the assets of Waterford Village Bank. The loan portfolio acquired in the transaction was $42.0 million. The loans acquired in that acquisition are referred to as “covered” loans because they are “covered” by a loss sharing agreement with the FDIC. The agreement calls for the FDIC to reimburse the Bank for 80% of losses up to $5.6 million and to reimburse the Bank for 95% of losses beyond that threshold. At acquisition, the Company marked the covered loan portfolio to its market value and the allowance for loan and lease losses related to the covered loans was zero. Since acquisition, management has provisioned for any incremental increases in estimated credit losses due to deterioration in specific loans or increased risk factors on pools of loans. As a result of the FDIC guarantees, the provision for loan and lease losses and the allowance for loan and lease losses at March 31, 2011 and December 31, 2010 are presented net of FDIC guarantees related to covered loans. The following table depicts the allowance for loan and lease losses related to covered loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(in thousands)
Covered loans	$31,832	$34,157
Incremental estimated credit losses since acquisition	624	593
FDIC guarantee	(501)	(474)

Allowance for loan and lease losses	$123	$119

5. PER SHARE DATA
The common stock per share information is based upon the weighted average number of shares outstanding during each period. The Company had 10,661 and 5,412 dilutive shares for the three month periods ended March 31, 2011 and 2010, respectively.
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three months periods ended March 31, 2011 and 2010, there were approximately 153,150 and 162,447 shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

6. SEGMENT INFORMATION
The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$6,327	$(30)	$6,297
Provision for loan and lease losses	488	—	488

Net interest income (expense) after provision for loan and lease losses	5,839	(30)	5,809
Non-interest income	1,372	—	1,372
Insurance service and fees	—	2,089	2,089
Non-interest expense	5,282	1,323	6,605

Income before income taxes	1,929	736	2,665
Income tax provision	506	284	790

Net income	$1,423	$452	$1,875

	Three Months Ended March 31, 2010
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$6,127	$(49)	$6,078
Provision for loan and lease losses	1,214	—	1,214

Net interest income (expense) after provision for loan and lease losses	4,913	(49)	4,864
Non-interest income	1,456	—	1,456
Insurance service and fees	—	2,246	2,246
Non-interest expense	4,977	1,474	6,451

Income before income taxes	1,392	723	2,115
Income tax provision	389	279	668

Net income	$1,003	$444	$1,447

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

	March 31, 2011	December 31, 2010
	(in thousands)
Commitments to extend credit	$131,638	$136,549
Standby letters of credit	3,570	3,687

Total	$135,208	$140,236

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
The Company is subject to possible litigation proceedings in the normal course of business. As of March 31, 2011 and December 31, 2010, there were no claims pending against the Company that management considered material.
8. NET PERIODIC BENEFIT COSTS
On January 31, 2008, the Bank froze its defined benefit pension plan. The plan covered substantially all Company employees. The plan provides benefits that are based on the employees’ compensation and years of service. Under the freeze, eligible employees will receive at retirement the benefits already earned through January 31, 2008, but have not accrued any additional benefits since then. As a result, service cost is no longer incurred.
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
The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2011	2010	2011	2010

Service cost	$—	$—	$45	$41
Interest cost	54	54	47	47
Expected return on plan assets	(57)	(49)	—	—
Amortization of prior service cost	—	—	22	22
Amortization of the net loss	7	9	3	2

Net periodic cost	$4	$14	$117	$112

9. RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The main objective of the ASU is to clarify guidance in identifying restructuring of receivables that constitute troubled debt restructurings for a creditor so that there is more consistent application of U.S. GAAP for debt restructurings. The ASU clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim periods beginning after June 15, 2011. The Company will adopt ASU 2011-02 for the three month period ended September 30, 2011. The Company is evaluating whether the new guidance will have any impact on the Company’s identification of troubled debt restructurings.

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
These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Many of these factors are beyond the Company’s control and are difficult to predict.
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
Significant accounting policies followed by the Company are presented in Note 1 — “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual

Report on Form 10-K for the year ended December 31, 2010. These policies, along with the disclosures presented in the other Notes to the Company’s Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.
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
Allowance for Loan and Lease Losses
The allowance for loan and lease losses represents management’s estimate of probable losses in the Company’s loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the Company’s Unaudited Consolidated Balance Sheets. Note 1 to the Audited Consolidated Financial Statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, describes the methodology used to determine the allowance for loan and lease losses.
Goodwill
The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model. The goodwill impairment testing is typically performed annually on December 31st. No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value.
ANALYSIS OF FINANCIAL CONDITION
Loan and Lease Activity
Total loans and leases grew to $531.6 million at March 31, 2011, reflecting a $3.6 million or 0.7% increase from December 31, 2010. The national direct financing lease portfolio declined $3.1 million during the first quarter to $12.4 million at March 31, 2011 as the Company ceased lease originations in the second quarter of 2009 and is winding down the portfolio and exiting this business line. The national direct financing lease portfolio currently comprises 2.3% of the Company’s total loan and lease portfolio, down from 2.9% at December 31, 2010.
Core loans, defined as total loans less leases, were $519.2 million at March 31, 2011, a $6.7 million, or 1.3% increase from $512.5 million at December 31, 2010. This equates to a 5.2% annualized growth rate. The annualized growth rate in the fourth quarter of 2010 for the core loan portfolio was 21.9%. The large amount of loans closed in the fourth quarter of 2010 left the loan pipeline relatively lighter to start 2011.
Loans secured by real estate were $424.5 million at March 31, 2011, an increase of $6.4 million or 1.5% from December 31, 2010. The strongest growth was in commercial and multi-family real estate loans, which increased $12.7 million or 4.9% in the first quarter of 2011. Some of that growth is attributable to commercial construction loans converting to permanent loans in the first quarter. Commercial construction loans decreased $6.9 million in the quarter to $25.4 million at March 31, 2011.
Residential mortgages decreased slightly from $70.0 million at December 31, 2010 to $69.8 million at March 31, 2011. The sluggish national real estate market has kept long-term fixed rate mortgage loan rates near all-time historic lows. As a result, the Company has sold the majority of its originated residential mortgage loans. This, along with prepayments from existing customers re-financing their homes, has resulted in the slight decrease in residential mortgage balances in the first quarter of 2011. Residential mortgage originations have increased sharply with $9.0 million in originations in the 2011 first quarter, compared with $4.1 million in last year’s first quarter, as the Company has added mortgage loan officers in the past year.
The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages. During the three month period ended March 31, 2011, the Bank sold mortgages to FNMA totaling $7.3 million, as compared with $2.0 million sold during the three month period ended March 31, 2010. At March 31, 2011, the Bank had a loan servicing portfolio principal balance of $49.8 million upon which it earns servicing fees, as compared with $44.2 million at December 31, 2010. The value of the mortgage servicing rights for that portfolio was $0.4 million at March 31, 2011 and December 31, 2010. Residential mortgage loans held-for-sale were $1.4 million at March 31, 2011, compared with $2.9 million at December 31, 2010. The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.
The Company continues to focus on C&I lending as a way to diversify its loan portfolio, which has historically experienced strong growth rates in real estate loans. The C&I portfolio grew $0.7 million, or 0.8% in the first quarter of 2011. This equates to a 3.2% annualized growth rate. The Company has recently bolstered its C&I potential with recent hirings and improvements to its cash management capabilities. However, the Company faces the headwinds of a low growth economy and a very competitive local market.
Leasing Portfolio
As noted above, management made the strategic decision in April 2009 to exit the national direct financing lease business and market the portfolio for sale. This decision resulted in the classification of the leasing portfolio as held-for-sale and the portfolio being marked to its market value at June 30, 2009. The mark-to-market adjustment was $7.2 million. At September 30, 2009, management determined to keep the lease portfolio and service it to maturity, terminated its plans to actively market the portfolio for sale, and the portfolio was placed back into held-for-investment at the revised carrying amount as of June 30, 2009. The difference between the principal value and the carrying value, initially created by the mark-to-market adjustment at June 30, 2009, reduces over time as individual leases deteriorate, become uncollectible, and are written off. The allowance for lease losses was zero at June 30, 2009 when the portfolio was classified as held-for-sale and reported at its fair market value. With the portfolio classified as held-for-investment at March 31, 2011, the portfolio has been evaluated in accordance with the Company’s normal credit review policies in determining the appropriate allowance for lease losses. During the first quarter of 2011, $0.6 million in leases were deemed uncollectible and the difference between the principal value and carrying value of the leases declined from $1.5 million to $0.9 million. The first quarter write-offs were flat when compared to the fourth quarter of 2010, but down from $1.1 million in the first quarter of 2010. Non-performing leases of $2.1 million at March 31, 2011 declined from $2.9 million at December 31, 2010 and $2.7 million at March 31, 2010. With both leasing write-offs and non-accruing lease balances declining, management determined that there was no need to add to the allowance for leasing losses at March 31, 2011. The following table illustrates the write-off and allowance activity related to the leasing portfolio over the past five quarters.

		($ in thousands)
	2011	2010
	March 31,	December 31,	September 30,	June 30,	March 31,
Leasing Principal Balance	$13,339	$16,968	$20,869	$25,142	$29,788
Mark	(890)	(1,493)	(2,124)	(2,469)	(3,084)

Leasing Carrying Value	$12,449	$15,475	$18,745	$22,673	$26,704

Mark-to-Market Adjustment	$1,493	$2,124	$2,469	$3,084	$4,159
Net Write-Offs	(603)	(631)	(345)	(615)	(1,075)

Remaining Mark	$890	$1,493	$2,124	$2,469	$3,084

		For the three months ended
	2011	2010
	March 31,	December 31,	September 30,	June 30,	March 31,
Allowance for lease losses	$1,471	$1,077	$772	$772	$—
Provision for leases	—	394	305	—	772
Leasing net charge-offs	—	—	—	—	—

Allowance for lease losses	$1,471	$1,471	$1,077	$772	$772

Total mark plus allowance	$2,361	$2,964	$3,201	$3,241	$3,856
Mark + allowance/leasing principal balance	17.70%	17.47%	15.34%	12.89%	12.94%
Credit Quality of Loan Portfolio
Total non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled $13.4 million, or 2.53% of total loans and leases outstanding, at March 31, 2011, compared with $13.9 million, or 2.64% of total loans and leases outstanding at December 31, 2010. In the first quarter of 2011, two commercial real estate loans with a balance of $0.9 million, one commercial construction loan with a balance of $0.6 million, and two home equity loans with a balance of $0.2 million were moved into non-accrual. The total impairment on those loans was $0.1 million and was included in the provision for loan and lease losses in the three month period ended March 31, 2011.
The $1.7 million in loans moved into non-performing loans and leases was offset by a decrease in non-accruing leases of $0.8 million in the first quarter, the payoff of a $0.8 million loan that was 90 days past due and still accruing at December 31, 2010, and the partial charge-off of three non-performing loan relationships for $0.4 million. The decrease in leasing nonaccruals resulted mostly from charge-offs of leases in nonaccrual at December 31, 2010 and fewer leases being placed on nonaccrual in the first quarter of 2011. There was also a $0.1 million pay-down on the Company’s largest non-accruing lease.
The allowance for loan and lease losses totaled $10.5 million or 1.97% of total loans and leases outstanding at March 31, 2011, as compared with $10.4 million or 1.97% of total loans and leases outstanding at December 31, 2010. The increase in the allowance over the prior year resulted from a $0.5 million provision for loan and lease losses offset by net charge-offs of $0.4 million in the three month period ended March 31, 2011. The provision resulted from an upward trend in loans categorized as special mention (risk rating of 5) or substandard (risk rating of 6) in the Company’s internal credit ratings, loan growth, and an increase in specific reserves for impaired loans. The $0.4 million in net charge-offs equates to a 0.33% annualized ratio as a percentage of net loans and leases. This compares with a 0.06% ratio in the fourth quarter of 2010 and 0.01% in the first quarter of 2010. The charge-offs in the first quarter of 2011 stemmed from partial charge-offs of three C&I loan relationships that were already identified as impaired and on nonaccrual and adequately reserved as of December 31, 2010.
The coverage ratio of the allowance for loan and lease losses to non-performing loans and leases increased from 72% to 78% at March 31, 2010 and 2011, respectively. There are two factors that significantly influence these ratios. The first factor is the covered loan portfolio acquired in the Waterford transaction discussed in Note 4 to the

Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The second factor is the leasing portfolio, which carries significantly higher risk, but also has the remaining mark to consider as depicted in the table above. The following table depicts the allowance and non-performing ratios by segregating the covered and non-covered loan portfolios and the leasing portfolio as of the following dates:

	March 31, 2011
			($ in thousands)
				Allowance	Non-	Allowance for
				for loan and	performing	loan and lease
			Non-	lease	loans and	losses/Non-
		Allowance	performing	losses/Total	leases/Total	performing
		for loan and	loans and	loans and	loans and	loans and
	Balance	lease losses	leases	leases	leases	leases
Non-covered loans	$487,348	$8,888	$8,990	1.82%	1.84%	98.87%
Covered loans	31,832	123	2,332	0.39%	7.33%	5.27%
Leases	12,449	1,471	2,127	11.82%	17.09%	69.16%

Total	$531,629	$10,482	$13,449	1.97%	2.53%	77.94%

	December 31, 2010
			($ in thousands)
				Allowance	Non-	Allowance for
				for loan and	performing	loan and lease
			Non-	lease	loans and	losses/Non-
		Allowance	performing	losses/Total	leases/Total	performing
		for loan and	loans and	loans and	loans and	loans and
	Balance	lease losses	leases	leases	leases	leases
Non-covered loans	$478,346	$8,834	$8,515	1.85%	1.78%	103.75%
Covered loans	34,157	119	2,482	0.35%	7.27%	4.80%
Leases	15,475	1,471	2,930	9.51%	18.93%	50.20%

Total	$527,978	$10,424	$13,927	1.97%	2.64%	74.85%

Investing Activities
Total securities were $100.9 million at March 31, 2011, reflecting a $7.6 million, or 8.1%, increase from $93.3 million at December 31, 2010. The increase in securities balances is a result of deposit growth out-pacing loan growth in the first quarter of 2011. Management utilized some of the excess funds raised to purchase investment securities. Compared with December 31, 2010, as of March 31, 2011, the Company added $1.0 million in U.S. government-sponsored agency bonds, $2.1 million in tax-advantaged municipal bonds, and $5.0 million in U.S. government-sponsored mortgage-backed securities. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks, increased from $0.3 million at December 31, 2010 to $17.6 million at March 31, 2011. $21.6 million of the deposit growth in the first quarter is attributable to increases in municipal deposits. As most of that municipal deposit growth is likely seasonal due to inflows from tax receipts, management decided to keep the funds invested short-term. Securities and interest-bearing deposits at correspondent banks made up 16.8% of the Bank’s total average interest earning assets in the first quarter of 2011, compared with 17.1% in the fourth quarter of 2010.
The Company’s highest concentration in its securities portfolio continues to be in its tax-advantaged municipal bonds, which comprised 41.6% of the total portfolio at March 31, 2011, compared with 42.9% at December 31, 2010. The concentration in government-sponsored mortgage-backed securities increased from 30.7% at December 31, 2010 to 33.3% at March 31, 2011. U.S. government-sponsored agency bonds of various types comprised 25.1% of the portfolio at March 31, 2011 versus 26.4% at December 31, 2010. As a member of both the Federal Reserve System and FHLBNY, the Bank is required to hold stock in those entities. The credit quality of the securities portfolio as a whole is believed to be strong as the portfolio is in an overall unrealized net gain position, with no individual securities in a significant unrealized loss position. With interest rates at historic lows, the net unrealized gain position of the investment portfolio increased from $1.3 million at December 31, 2010 to $1.5 million at March 31, 2011.
The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The average expected life of the securities portfolio was 3.9 years as of March 31, 2011 compared with 4.0 years as of December 31, 2010. Available-for-sale securities with a total fair value of $91.4 million and $65.6 million at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.
Funding Activities
Total deposits at March 31, 2011 were $585.1 million, reflecting a $40.7 million, or 7.5%, increase from December 31, 2010. $21.6 million of the growth occurred in municipal deposits. There is typically a seasonal spike in municipal deposits in the first quarter of the year due to tax receipt inflows at the municipalities. The municipal deposit growth was across various deposit categories: demand ($0.4 million), NOW ($7.3 million), regular savings ($1.1 million), and muni-vest savings ($12.8 million). Demand deposits at March 31, 2011 were $99.4 million, reflecting a $1.4 million or 1.4% increase from December 31, 2010. Demand deposit balances fluctuate day-to-day based on the high volume of transactions normally associated with the demand product, and therefore average demand deposit growth is a better measure of sustained growth. Average demand deposits during the three month period ended March 31, 2011 of $101.8 million were 4.0% higher than the fourth quarter of 2010 and 21.2% higher than the prior year’s first quarter. Most of the Company’s growth in demand deposits has come from commercial customers.
The Company’s retail deposit growth vehicle continues to be the complementary Better Checking and Better Savings products, which are included in the NOW and regular savings deposit categories on the Company’s balance sheet, respectively. The Better Checking product, introduced in the fourth quarter of 2009, is unique in the Bank’s Western New York footprint as it pays a premium interest rate as a reward to customers who demonstrate a deep relationship with the Bank as evidenced by regular use of their debit card, use of direct deposit, and electronic statements. Overall, Better Checking deposits increased $3.4 million for the first three months of the year. Regular savings deposits increased $14.4 million, or 5.8%, in the first quarter of 2011. That growth is mostly a result of an increase in Better Savings deposits, offset by decreases in legacy savings products.
Time deposits were $143.6 million at March 31, 2011, an increase of $1.3 million, or 0.9%, from $142.3 million at December 31, 2010. While some long-term rates have risen recently, time deposit rates remain near historic lows. As a result, customers have continued to show a preference for liquid savings products over time deposits.
Short-term borrowings, which typically include the Bank’s overnight line of credit and other advances with the FHLBNY and other short-term notes, decreased to near zero ($39 thousand) at March 31, 2011 from $13.7 million at December 31, 2010. Because the Company’s deposit growth has outpaced its loan growth this year, the Bank’s outstanding overnight line of credit with FHLBNY, was reduced to zero at March 31, 2011. Long-term borrowings at March 31, 2011 remained unchanged from the December 31, 2010 balance.

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

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$518,246	$7,152	5.52%	$484,241	$6,941	5.73%
Taxable securities	57,442	486	3.38%	41,809	403	3.86%
Tax-exempt securities	38,536	371	3.85%	39,564	402	4.06%
Interest bearing deposits at banks	8,456	4	0.19%	2,333	—	0.06%

Total interest-earning assets	622,680	$8,013	5.15%	567,947	$7,746	5.46%

Non interest-earning assets:

Cash and due from banks	15,388			11,217
Premises and equipment, net	10,760			9,243
Other assets	36,000			35,267

Total Assets	$684,828			$623,674

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$38,469	$106	1.10%	$19,638	$37	0.75%
Regular savings	256,158	410	0.64%	231,761	403	0.70%
Muni-Vest savings	24,616	29	0.47%	30,913	40	0.52%
Time deposits	143,177	875	2.44%	140,381	870	2.48%
Other borrowed funds	27,129	211	3.11%	40,373	232	2.30%
Junior subordinated debentures	11,330	81	2.86%	11,330	80	2.82%
Securities sold U/A to repurchase	6,387	4	0.25%	7,190	6	0.33%

Total interest-bearing liabilities	507,266	$1,716	1.35%	481,586	$1,668	1.39%

Noninterest-bearing liabilities:
Demand deposits	101,798			83,995
Other	11,737			11,004

Total liabilities	$620,801			$576,585

Stockholders’ equity	64,027			47,089

Total Liabilities and Equity	$684,828			$623,674

Net interest earnings		$6,297			$6,078

Net interest margin			4.05%			4.28%

Interest rate spread			3.80%			4.07%

Net Income
The Company had net income of $1.9 million, or $0.46 per diluted share, in the first quarter of 2011, an increase from net income of $1.4 million, or $0.51 per diluted share, in the first quarter of 2010. The change in net income reflects a provision for loan and lease losses of $0.5 million in the first quarter of 2011, which was $0.7 million lower than the first quarter of 2010. The 2010 first quarter included a $0.8 million provision for the Company’s leasing portfolio, compared with zero provision for the leasing portfolio in this year’s first quarter. The return on average equity was 11.71% for the first quarter of 2011, compared with 12.29% in the first quarter of 2010. The decline in diluted earnings per share and return on average equity reflects the impact of the Company’s common stock offering in May 2010 that resulted in the issuance of 1.2 million shares of common stock which generated $13.4 million in net proceeds to the Company.
Supplemental Reporting of Non-GAAP Results of Operations
To provide investors with greater understanding of the Company’s operating results, in addition to the results measured in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company provides supplemental reporting on “net operating income,” which excludes items that management believes to be non-operating in nature. Specifically, net operating income excludes gains and losses on the sale and call of securities, non-cash impairment and amortization of acquisition-related goodwill and intangible assets. This non-GAAP information is being disclosed because management believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company’s financial performance, its performance trends, and financial position. While the Company’s management uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies. The reconciliation of net operating income and diluted net operating earnings per share to GAAP net income and GAAP diluted earnings per share is presented in the following table.
Reconciliation of GAAP Net Income to Net Operating Income (non-GAAP)

	Three months ended
	March 31,
(in thousands, except per share)	2011	2010
GAAP Net Income	$1,875	$1,447
Loss on sale and call of securities [1]	—	4
Amortization of intangibles [1]	79	141

Net operating income [2]	$1,954	$1,592

GAAP diluted earnings per share	$0.46	$0.51
Loss on sale and call of securities [1]	—	—
Amortization of intangibles [1]	0.02	0.05

Diluted net operating earnings per share [2]	$0.48	$0.56

1	Tax effected

2	Non-GAAP measure
Other Results of Operations
Net interest income was $6.3 million during the first quarter of 2011, up 3.6% compared with the first quarter of 2010 and 3.5% from the fourth quarter of 2010. Growth in net interest-earning assets drove the increase from fourth quarter 2010 and also offset the net interest margin contraction from first quarter 2010. Core loans, which are defined as total loans and leases less direct financing leases, were $519.2 million at March 31, 2011, an increase of 9.8% from $472.9 million at March 31, 2010, and up 1.3% (5.2% annualized) from $512.5 million at December 31, 2010. The annualized growth rate in the fourth quarter of 2010 for the core loan portfolio was 21.9%. The large amount of loans closed in the fourth quarter of 2010 left the loan pipeline relatively lighter to start 2011. The commercial real estate portfolio experienced the strongest growth of the different portfolio segments with growth of $5.8 million or 2.0% (8.0% annualized) in the first quarter of 2011.
Net interest margin remained relatively strong at 4.05% for the first quarter of 2011, compared with 4.00% in the 2010 fourth quarter and 4.28% in the 2010 first quarter. The 5 basis point increase in net interest margin in the first quarter of 2011 compared to the fourth quarter of 2010 was a result of larger than normal prepayment fees of $0.2 million, which are recorded in interest income and were a result of large commercial loan payoffs and re-financings. Adjusting for the increase in prepayments the net interest margin would have compressed by 6 basis points to 3.94% for the first quarter 2011 compared with fourth quarter 2010. Although the net interest margin compression is slowing in relation to the last several quarters compression rate, it is consistent with the quarter over quarter net interest margin trend. When comparing first quarter 2011 net interest margin to first quarter 2010, the largest factor in the compression of the net interest margin is the declining interest rate environment. As the low interest rate cycle matures, the Company’s loan and investment portfolios continue to re-price into lower yields as evidenced by a decline in yield on interest-earning assets of 30 basis points from the first quarter of 2010. The Company benefited from re-pricing its interest-bearing liabilities much earlier in the interest rate cycle and these rates have fallen less than its interest-earning assets in 2011. The cost of interest-bearing liabilities for the Company declined only 4 basis points in the first-quarter 2011 from the first-quarter 2010.
The provision for loan and lease losses decreased to $0.5 million in the first quarter of 2011, from $1.4 million in the fourth quarter of 2010 and $1.2 million in the first quarter of 2010. The primary reason for the decrease was that there was no leasing provision in the first quarter of 2011. The fourth quarter of 2010 had $0.4 million of provision related to the leasing portfolio, while the first quarter of 2010 had $0.8 million in leasing provision. The provision for loan losses was $1.0 million in the fourth quarter of 2010 and $0.4 million in the first quarter of 2010. The fourth quarter of 2010 had the relatively higher loan provision due to the increase in non-performing loans.
Non-interest income, which represented 35.5% of total revenue in the first quarter of 2011, declined 6.5%, or $0.2 million, to $3.5 million when compared with the first quarter of 2010. The decrease was attributable to a reduction in service charges and insurance agency revenue. Service charges on deposits decreased $125 thousand, or 24.5%, compared with the first quarter 2010, primarily due to new Regulation E rules pertaining to overdraft fees. Insurance agency revenue of $2.1 million was down $157 thousand, or 7.0%, when compared with the 2010 first quarter as the soft insurance market and macro-economic conditions continue to put downward pressure on personal and commercial property and casualty insurance commissions.
Total non-interest expense was $6.6 million in the first quarter of 2011, an increase of $0.1 million, or 2.4%, from $6.5 million in the first quarter of 2010. The largest component of the increase was salaries and employee benefits, which increased $0.3 million, or 8.2%, to $3.9 million in the first quarter of 2011 compared with the prior-year first quarter. This rise reflected merit increases awarded for 2010 performance and increased staff, including commercial loan officers and other business-generating positions. This was partially off-set by a decline in other expenses, primarily related to a reduced amortization expense with respect to intangible assets acquired in the purchase of Suchak Data Systems, Inc., which were fully amortized at the end of 2010.
As a result of the increase in non-interest expense and the decrease in non-interest income, the efficiency ratio, excluding goodwill impairment and intangible amortization, increased to 66.36% for the first quarter of 2011, from 63.56% in the first quarter of 2010.
Income tax expense for the quarter ended March 31, 2011 was $0.8 million, an effective tax rate of 29.6%, compared with an effective tax rate of 31.6% in the first quarter of 2010. The higher effective tax rate for the first quarter 2010 reflected tax adjustments related to the wind down of the leasing portfolio requiring an increase in the state income tax valuation allowance.
CAPITAL
The Company consistently maintains regulatory capital ratios measurably above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 9.89% at March 31, 2011 and 9.93% at December 31, 2010. Book value per share of the Company’s common stock was $15.71 at March 31, 2011, compared with $15.45 at December 31, 2010. Tangible book value per share at March 31, 2011 was $13.48, compared with $13.18 at December 31,

2010. The increase in both book value and tangible book value per share is a result of the increase in the Company’s earnings over the quarter ended December 31, 2010, somewhat offset by the dividend declared in the first quarter of 2011.
On February 15, 2011, the Board of Directors of the Company declared a semi-annual cash dividend of $0.20 per share on the Company’s outstanding common stock. The dividend was paid on April 4, 2011 to shareholders of record as of March 10, 2011. The $0.20 dividend was equal to the previous dividend paid on October 6, 2010.
LIQUIDITY
The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates. Advances of up to $100.2 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network. The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source, as evidenced by its recent registered public offering of common stock, described in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At March 31, 2011, approximately 3.8% of the Bank’s securities had contractual maturity dates of one year or less and approximately 24.0% had maturity dates of five years or less.
Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. At March 31, 2011, in the Company’s internal stress test, the Company had net short-term liquidity of $77.9 million as compared with $70.2 million at December 31, 2010.
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
	(in thousands)
	March 31, 2011	December 31, 2010
Changes in interest rates

+200 basis points	$759	$486
+100 basis points	867	945

-100 basis points	N/A	N/A
-200 basis points	N/A	N/A
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
ITEM 4 — CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of March 31, 2011 the Company’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Evans Bancorp, Inc.
DATE May 6, 2011	/s/ David J. Nasca
David J. Nasca
President and CEO (Principal Executive Officer)

DATE May 6, 2011	/s/ Gary A. Kajtoch
Gary A. Kajtoch
Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Name	Page No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	45

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	46

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	47

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	48