Form 10-Q
period 2011-06-30
EVANS BANCORP INC
filed 2011-08-05
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.50 par value: 4,108,103 shares as of August 1, 2011

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010

(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$13,509	$13,467
Interest-bearing deposits at banks	14,106	255
Securities:
Available for sale, at fair value (cost: $89,269 at June 30, 2011; $86,096 at December 31, 2010)	92,007	87,422
Held to maturity, at amortized cost (fair value: $2,482 at June 30, 2011; $2,130 at December 31, 2010)	2,487	2,140
Federal Home Loan Bank common stock, at amortized cost and fair value	1,830	2,362
Federal Reserve Bank common stock, at amortized cost and fair value	1,415	1,408
Loans and leases, net of allowance for loan and lease losses of $10,667 in 2011 and $10,424 in 2010	531,827	517,554
Properties and equipment, net of depreciation of $12,570 in 2011 and $12,054 in 2010	10,503	10,841
Goodwill	8,101	8,101
Intangible assets	912	1,168
Bank-owned life insurance	12,603	12,389
Other assets	13,532	14,416

TOTAL ASSETS	$702,832	$671,523

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$104,814	$98,016
NOW	44,193	32,683
Regular savings	277,564	249,410
Muni-vest	26,333	22,000
Time	133,863	142,348

Total deposits	586,767	544,457

Securities sold under agreement to repurchase	5,581	5,227
Other short-term borrowings	3,010	13,669
Other liabilities	10,831	11,776
Junior subordinated debentures	11,330	11,330
Long-term borrowings	19,000	22,000

Total liabilities	636,519	608,459

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:

Common stock, $.50 par value, 10,000,000 shares authorized; 4,108,103 at June 30, 2011 and 4,081,960 at December 31, 2010 shares issued and outstanding, respectively,	2,054	2,041
Capital surplus	40,961	40,660
Retained earnings	22,867	20,836
Accumulated other comprehensive income (loss), net of tax	431	(473)

Total stockholders’ equity	66,313	63,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$702,832	$671,523

See Notes to Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2011 AND 2010

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2011	2010
INTEREST INCOME
Loans and leases	$7,081	$7,049
Interest bearing deposits at banks	7	3
Securities:
Taxable	538	381
Non-taxable	389	403

Total interest income	8,015	7,836
INTEREST EXPENSE
Deposits	1,461	1,420
Other borrowings	185	234
Junior subordinated debentures	82	83

Total interest expense	1,728	1,737
NET INTEREST INCOME	6,287	6,099
PROVISION FOR LOAN AND LEASE LOSSES	1,009	309

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	5,278	5,790
NON-INTEREST INCOME
Bank charges	416	480
Insurance service and fees	1,601	1,629
Data center income	192	198
Net gain on sales and calls of securities	—	13
Gain on loans sold	20	16
Bank-owned life insurance	110	133
Other	586	510

Total non-interest income	2,925	2,979
NON-INTEREST EXPENSE
Salaries and employee benefits	3,912	3,727
Occupancy	816	710
Repairs and maintenance	155	179
Advertising and public relations	247	257
Professional services	407	388
Technology and communications	220	163
Amortization of intangibles	126	228
FDIC insurance	135	217
Other	744	679

Total non-interest expense	6,762	6,548

INCOME BEFORE INCOME TAXES	1,441	2,221
INCOME TAX PROVISION	469	590

NET INCOME	$972	$1,631

Net income per common share-basic	$0.24	$0.47

Net income per common share-diluted	$0.24	$0.47

Cash dividends per common share	$0.00	$0.00

Weighted average number of common shares outstanding	4,100,201	3,456,562

Weighted average number of diluted shares outstanding	4,106,371	3,460,225

See Notes to Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2011	2010
INTEREST INCOME
Loans and leases	$14,233	$13,990
Interest bearing deposits at banks	11	4
Securities:
Taxable	1,024	782
Non-taxable	760	805

Total interest income	16,028	15,581
INTEREST EXPENSE
Deposits	2,882	2,769
Other borrowings	400	472
Junior subordinated debentures	163	163

Total interest expense	3,445	3,404
NET INTEREST INCOME	12,583	12,177
PROVISION FOR LOAN AND LEASE LOSSES	1,497	1,523

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	11,086	10,654
NON-INTEREST INCOME
Bank charges	802	991
Insurance service and fees	3,690	3,875
Data center income	431	432
Net gain on sales and calls of securities	—	7
Gain on loans sold	72	25
Bank-owned life insurance	213	241
Other	1,178	1,110

Total non-interest income	6,386	6,681
NON-INTEREST EXPENSE
Salaries and employee benefits	7,816	7,334
Occupancy	1,593	1,481
Repairs and maintenance	314	361
Advertising and public relations	377	358
Professional services	809	802
Technology and communications	454	388
Amortization of intangibles	256	458
FDIC Insurance	364	443
Other	1,383	1,374

Total non-interest expense	13,366	12,999

INCOME BEFORE INCOME TAXES	4,106	4,336
INCOME TAX PROVISION	1,259	1,258

NET INCOME	$2,847	$3,078

Net income per common share-basic	$0.70	$0.98

Net income per common share-diluted	$0.69	$0.98

Cash dividends per common share	$0.20	$0.20

Weighted average number of common shares outstanding	4,092,896	3,139,118

Weighted average number of diluted shares outstanding	4,100,635	3,142,311

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(in thousands, except share and per share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, January 1, 2010	$1,407	$27,279	$17,381	($108)	$45,959
Comprehensive income:
Net Income			3,078		3,078
Unrealized gain on available-for-sale securities, net of reclassification of gain of $4 (after tax), net of tax effect of ($406)				657	657
Amortization of prior service cost and net loss net of tax effect of ($27)				40	40

Total comprehensive income					3,775

Cash dividends ($0.20 per common share)			(565)		(565)
Stock options expense		103			103
Issued 1,222,000 shares in common stock offering	611	12,824			13,435
Issued 5,996 shares under dividend reinvestment plan	3	84			87
Issued 10,250 shares under employee stock purchase plan	5	94			99
Issued 15,810 restricted shares	8	(8)			—

Balance, June 30, 2010	$2,034	$40,376	$19,894	$589	$62,893

Balance, January 1, 2011	$2,041	$40,660	$20,836	($473)	$63,064
Comprehensive income:
Net Income			2,847		2,847
Unrealized gain on available-for-sale securities, net of tax effect of ($547)				865	865
Amortization of prior service cost and net loss net of tax effect of ($23)				39	39

Total comprehensive income					3,751

Cash dividends ($0.20 per common share)			(816)		(816)
Excess tax benefit from stock-based compensation		9			9
Stock options expense		127			127
Issued 6,172 shares under dividend reinvestment plan	3	84			87
Issued 7,784 shares under employee stock purchase plan	4	87			91
Issued 12,260 restricted shares	6	(6)			—

Balance, June 30, 2011	$2,054	$40,961	$22,867	$431	66,313

See Notes to Unaudited Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(in thousands)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Interest received	$15,833	$15,639
Fees received	6,327	6,583
Interest paid	(3,493)	(3,376)
Cash paid to employees and vendors	(12,007)	(10,736)
Income taxes paid	(1,712)	(2,380)
Proceeds from sale of loans held for resale	13,116	4,821
Originations of loans held for resale	(15,590)	(4,755)

Net cash provided by operating activities	2,474	5,796

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(10,290)	(76,737)
Proceeds from maturities and calls	7,470	59,364
Held to maturity securities:
Purchases	(435)	—
Proceeds from maturities and calls	91	282
Additions to properties and equipment	(176)	(1,983)
Sale of other real estate	—	96
Increase in loans, net of repayments	(13,609)	(14,450)

Net cash used in investing activities	(16,949)	(33,428)

FINANCING ACTIVITIES:
Proceeds from borrowings	—	5,671
Repayments of borrowings	(13,304)	(19,145)
Net increase in deposits	42,310	36,068
Dividends paid	(816)	(565)
Issuance of common stock	178	13,621

Net cash provided by financing activities	28,368	35,650

Net increase in cash and equivalents	13,893	8,018

CASH AND CASH EQUIVALENTS:
Beginning of period	13,722	12,983

End of period	$27,615	$21,001

	(continued)

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(in thousands)

	Six Months Ended June 30,
	2011	2010
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income	$2,847	$3,078

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	662	923
Deferred tax expense	109	13
Provision for loan and lease losses	1,497	1,523
Net gain on sales of assets	—	(1)
Premium on loans sold	(72)	(25)
Stock options expense	127	103
Proceeds from sale of loans held for resale	13,116	4,821
Originations of loans held for resale	(15,590)	(4,755)
Changes in assets and liabilities affecting cash flow:
Other assets	(607)	(1,487)
Other liabilities	385	1,603

NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,474	$5,796

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct, wholly-owned subsidiaries: (i) Evans Bank, National Association (the “Bank”), and the Bank’s subsidiaries, Evans National Leasing, Inc. (“ENL”), Evans National Holding Corp. (“ENHC”) and Suchak Data Systems, LLC (“SDS”); and (ii) Evans National Financial Services, LLC (“ENFS”), and ENFS’s subsidiary, The Evans Agency, LLC (“TEA”) and TEA’s subsidiaries, Frontier Claims Services, Inc. (“FCS”) and ENB Associates Inc. (“ENBA”), in the preparation of the accompanying interim unaudited consolidated financial statements conform with U.S. generally accepted accounting principles (“GAAP”) and with general practice within the industries in which it operates. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made. Certain reclassifications have been made to the 2010 unaudited consolidated financial statements to conform to the presentation used in 2011.

The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of filing.

2. SECURITIES

The amortized cost of securities and their approximate fair value at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$24,011	$866	$(3)	$24,874
States and political subdivisions	34,411	1,036	(4)	35,443

Total debt securities	$58,422	$1,902	$(7)	$60,317

Mortgage-backed securities:
FNMA	$13,462	$451	$(4)	$13,909
FHLMC	8,369	207	—	8,576
GNMA	6,577	163	—	6,740
CMO’S	2,439	26	—	2,465

Total mortgage-backed securities	$30,847	$847	$(4)	$31,690

Total securities designated as available for sale	$89,269	$2,749	$(11)	$92,007

Held to Maturity:
Debt securities:
U.S. government agencies	—	—	—	—
States and political subdivisions	2,487	23	(28)	2,482

Total securities designated as held to maturity	$2,487	$23	$(28)	$2,482

Total securities	$91,756	$2,772	$(39)	$94,489

	December 31, 2010
	(in thousands)
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$23,130	$609	$(95)	$23,644
States and political subdivisions	35,796	726	(225)	36,297

Total debt securities	$58,926	$1,335	$(320)	$59,941

Mortgage-backed securities:
FNMA	$10,207	$320	$(65)	$10,462
FHLMC	9,541	79	(53)	9,567
GNMA	4,763	38	0	4,801
CMO’S	2,659	11	(19)	2,651

Total mortgage-backed securities	$27,170	$448	$(137)	$27,481

Total securities designated as available for sale	$86,096	$1,783	$(457)	$87,422

Held to Maturity:
Debt securities:
U.S. government agencies	—	—	—	—
States and political subdivisions	2,140	22	(32)	2,130

Total securities designated as held to maturity	$2,140	$22	$(32)	$2,130

Total securities	$88,236	$1,805	$(489)	$89,552

Available for sale securities with a total fair value of $88.8 million and $65.6 million at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY. The Company had a total of $22.0 million and $35.6 million in borrowed funds with FHLBNY at June 30, 2011 and December 31, 2010, respectively. The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements. As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY. The Bank held $1.8 million and $2.4 million in FHLBNY stock as of June 30, 2011 and December 31, 2010, respectively, at fair value.

The scheduled maturities of debt and mortgage-backed securities at June 30, 2011 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	June 30, 2011
	Amortized	Estimated
	cost	fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$3,791	$3,837
Due after one year through five years	16,326	16,779
Due after five years through ten years	21,997	22,834
Due after ten years	16,308	16,867

	58,422	60,317

Mortgage-backed securities available for sale	30,847	31,690

	$89,269	$92,007

Debt securities held to maturity:
Due in one year or less	$1,165	$1,162
Due after one year through five years	441	444
Due after five years through ten years	280	293
Due after ten years	601	583

	2,487	2,482

Mortgage-backed securities held to maturity	—	—

	2,487	2,482

Total Securities	$91,756	$94,489

Information regarding unrealized losses within the Company’s available for sale securities at June 30, 2011 and December 31, 2010, is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	June 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$797	($3)	$—	$—	$797	($3)
States and political subdivisions	481	(4)	—	—	481	(4)

Total debt securities	$1,278	($7)	$—	$—	$1,278	($7)
Mortgage-backed securities:
FNMA	$1,626	($4)	$—	$—	$1,626	($4)
FHLMC	—	—	—	—	—	—
GNMA	—	—	—	—	—	—
CMO’S	—	—	—	—	—	—

Total mortgage-backed securities	$1,626	($4)	$—	$—	$1,626	($4)
Held To Maturity:
Debt securities:
States and political subdivisions	$1,167	($6)	$567	($22)	$1,734	($28)

Total temporarily impaired securities	$4,071	($17)	$567	($22)	$4,638	($39)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$3,705	($95)	$—	$—	$3,705	($95)
States and political subdivisions	9,144	(225)	—	—	9,144	(225)

Total debt securities	$12,849	($320)	$—	$—	$12,849	($320)
Mortgage-backed securities:
FNMA	$3,113	($65)	$—	$—	$3,113	($65)
FHLMC	7,897	(53)	—	—	7,897	(53)
CMO’S	2,011	(19)	—	—	2,011	(19)

Total mortgage-backed securities	$13,021	($137)	$—	$—	$13,021	($137)
Held To Maturity:
Debt securities:
States and political subdivisions	$466	($28)	$862	($4)	$1,328	($32)

Total temporarily impaired securities	$26,336	($485)	$862	($4)	$27,198	($489)

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase. The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities. Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase. The Company did not own any out-of-state municipal bonds at June 30, 2011 or December 31, 2010. Bonds rated below A are reviewed periodically to ensure their continued credit worthiness. While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Company’s general market area. Those municipalities are typically customers of the Bank whose financial situation is familiar to management. The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

Although concerns have been raised in the marketplace recently about the health of municipal bonds, the Company has not experienced any credit troubles in this portfolio and does not believe any credit troubles are imminent. Aside from the non-rated municipal securities to local municipalities discussed above that are considered held-to-maturity, all of the Company’s available-for-sale municipal bonds are investment-grade government obligation (“G.O.”) bonds. G.O. bonds are generally considered safer than revenue bonds because they are backed by the full faith and credit of the government while revenue bonds rely on the revenue produced by a particular project. All of the Company’s municipal bonds are to municipalities in New York State. There has never been a default of a NY G.O. in the history of the state. Historical performance does not guarantee future performance, but the Company believes that it does indicate that the risk of loss on default of a G.O. municipal bond for the Company is relatively low.

Management has assessed the securities available for sale in an unrealized loss position at June 30, 2011 and December 31, 2010 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment charges in 2011 or 2010, the gross unrealized losses amounted to less than 0.1% of the total fair value of the securities portfolio at June 30, 2011 and December 31, 2010, and the gross unrealized loss position decreased by $0.5 million from December 31, 2010 to June 30, 2011. Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future. The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
June 30, 2011
Securities available-for-sale:
U.S. government agencies	$—	$24,874	$—	$24,874
States and political subdivisions	—	35,443	—	35,443
Mortgage-backed securities	—	31,690	—	31,690
Mortgage servicing rights	—	—	442	442

December 31, 2010
Securities available-for-sale:
U.S. government agencies	$—	$23,644	$—	$23,644
States and political subdivisions	—	36,297	—	36,297
Mortgage-backed securities	—	27,481	—	27,481
Mortgage servicing rights	—	—	388	388

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

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) do not trade in an active, open market with readily observable prices. Accordingly, the Company obtains the fair value of the MSRs using a third-party pricing provider. The provider determines the fair value by discounting projected net servicing cash flows of the remaining servicing portfolio. The valuation model used by the provider considers market loan prepayment predictions and other economic factors. The fair value of MSRs is mostly affected by changes in mortgage interest rates since rate changes cause the loan prepayment acceleration factors to increase or decrease. All assumptions are market driven. Mortgage servicing rights are classified within Level 3 of the fair value hierarchy as the valuation is model driven and primarily based on unobservable inputs.

The following table summarizes the changes in fair value for items measured at fair value (Level 3) on a recurring basis using significant unobservable inputs during the three and six month periods ended June 30, 2011:

Mortgage servicing rights - March 31, 2011	$435

Gains (losses) included in earnings	(41)
Mortgage originations	48

Mortgage servicing rights - June 30, 2011	$442

Mortgage servicing rights - December 31, 2010	$388

Gains (losses) included in earnings	(36)
Mortgage originations	90

Mortgage servicing rights - June 30, 2011	$442

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
June 30, 2011
Impaired loans	$—	$—	$8,947	$8,947

December 31, 2010
Impaired loans	$—	$—	$7,787	$7,787

Impaired loans

The Company evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Fair value is estimated based on the value of the collateral securing these loans. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business. The Company has an appraisal policy in which appraisals are obtained upon a loan being downgraded on the Company’s internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral. All impaired loans are either graded a 6 or 7 on the internal loan rating scale. Subsequent to the downgrade, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal. Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers. Impaired loans had a gross value of $9.9 million, with a valuation allowance of $1.0 million, at June 30, 2011, compared with a gross value of $9.3 million, with a valuation allowance of $1.5 million, at December 31, 2010.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2011 and December 31, 2010, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$27,616	$27,616	$13,722	$13,722
Available for sale securities	92,007	92,007	87,422	87,422
Held to maturity securities	2,487	2,482	2,140	2,130
FHLB and FRB stock	3,245	3,245	3,770	3,770
Loans and leases, net	531,827	541,236	517,554	535,338
Mortgage servicing rights	442	442	388	388
Financial liabilities:
Deposits	$586,767	$589,432	$544,457	$544,889
Other borrowed funds and securities soldunder agreements to repurchase	27,591	28,830	40,896	41,710
Junior subordinated debentures	11,330	11,330	11,330	11,330

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

Commitments to extend credit and standby letters of credit. As described in Note 7 - “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at June 30, 2011 and December 31, 2010. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at June 30, 2011 and December 31, 2010 approximates the recorded amounts of the related fees, which are not considered material.

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

Leases

The Bank’s leasing operations consist principally of the leasing of various types of small ticket commercial equipment. The Company follows ASC Topic 840, “Leases,” for all of its direct financing leases. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income, net of the remaining mark. In the third quarter of 2009, the Company announced its intention to sell the leasing portfolio. As a result, the Company classified the leasing portfolio as held-for-sale and marked the portfolio down to its fair market value as of June 30, 2009. As of September 30, 2009, management decided to service the portfolio to maturity and transferred it to held-for-investment. The carrying value of the leasing portfolio amounted to $10.0 million and $15.5 million at June 30, 2011 and December 31, 2010, respectively. The CQI used for leases are delinquency and accruing status. The leasing CQI’s are discussed in more detail in the Credit Quality Indicators section of this footnote.

Loan and Lease Portfolio Composition

The following table presents selected information on the composition of the Company’s loan and lease portfolio as of the dates indicated:

	June 30, 2011	December 31, 2010
	(in thousands)
Mortgage loans on real estate:
Residential mortgages	$68,046	$69,958
Commercial and multi-family	278,339	261,371
Construction - residential	1,787	1,320
Construction - commercial	25,613	32,332
Home equities	54,385	53,120

Total real estate loans	428,170	418,101

Direct financing leases	9,957	15,475
Commercial and industrial loans	101,357	91,445
Consumer loans	1,898	2,458
Other	783	252
Net deferred loan origination costs	329	247

Total gross loans	542,494	527,978
Allowance for loan losses	(10,667)	(10,424)

Loans, net	$531,827	$517,554

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

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages. During the three month period ended June 30, 2011, the Bank sold mortgages to FNMA totaling $5.8 million, as compared with $2.8 million sold during the three month period ended June 30, 2010. During the six month period ended June 30, 2011, the Bank sold mortgages to FNMA totaling $13.1 million, as compared with $4.8 million during the six month period ended June 30, 2010. At June 30, 2011, the Bank had a loan servicing portfolio principal balance of $54.6 million upon which it earns servicing fees, as compared with $49.8 million at March 31, 2011 and $44.2 million at December 31, 2010. The value of the mortgage servicing rights for that portfolio was $0.4 million at June 30, 2011, March 31, 2011, and December 31, 2010. Residential mortgage loans held-for-sale were $0 at June 30, 2011 compared with $1.4 million at March 31, 2011 and $2.9 million at December 31, 2010. The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud, and no reserve for repurchases has been recorded.

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

Direct Financing Leases: From January 2005 to April 2009 the Company originated direct financing leases of commercial small-ticket general business equipment to companies located throughout the United States. These leases carry a high risk of loss. As a result of the increase in credit risks, poor performance in the portfolio, the lack of strategic fit with the Company’s community banking philosophy, and with the intention of reallocating capital back to its core business, management announced its exit from the national leasing business in April 2009. As a result of management’s decision to sell the portfolio a mark-to-market adjustment of $7.2 million was made on June 30, 2009. The mark was charged off against the allowance. The portfolio was subsequently placed back into held-for-investment as of September 30, 2009 after management determined that a greater value for the portfolio would be realized by keeping it and servicing it to maturity rather than selling it. The portfolio was re-classified as held-for-investment using the same $7.2 million mark. Since that time, leases that are determined to have zero value have been applied to the remaining mark, rather than charged off through the allowance. There is an allowance for lease losses of $1.5 million at June 30, 2011.

Commercial and Industrial Loans: These loans generally include term loans and lines of credit. Such loans are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and equipment purchases. As a general practice, a collateral lien is placed on equipment or other assets owned by the borrower. These loans carry a higher risk than commercial real estate loans due to the nature of the underlying collateral, which typically consist of business assets such as equipment and accounts receivable. To reduce the risk, management also attempts to secure real estate as collateral and obtain personal guarantees of the borrowers. To further reduce risk and enhance liquidity, these loans generally carry variable rates of interest, re-pricing in three- to five-year periods, and have a maturity of ten years or less. Lines of credit generally carry floating rates of interest (e.g., prime plus a margin).

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

Other Loans: These loans include $1.2 million and $0.3 million at June 30, 2011 and December 31, 2010, respectively, of overdrawn deposit accounts classified as loans.

Net loan commitment fees or costs for commitment periods greater than one year are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period.

Credit Quality Indicators

The following tables provide data, at the class level, of credit quality indicators of certain loans and leases for the dates specified:

June 30, 2011
(in thousands)
Corporate Credit Exposure - By Credit Rating	Commercial Real Estate Construction	Commercial Real Estate Other	Total Commercial Real Estate	Commercial and Industrial
3	$19,953	$232,814	$252,767	$68,646
4	2,744	34,282	$37,026	21,395
5	1,419	1,674	$3,093	5,874
6	1,497	9,569	$11,066	4,912
7	—	—	—	530

Total	$25,613	$278,339	$303,952	$101,357

December 31, 2010
(in thousands)
Corporate Credit Exposure - By Credit Rating	Commercial Real Estate Construction	Commercial Real Estate Other	Total Commercial Real Estate	Commercial and Industrial
3	$25,584	$212,825	$238,409	$60,728
4	2,703	37,393	40,096	19,692
5	2,565	2,176	4,741	4,699
6	1,480	8,977	10,457	4,966
7	—	—	—	1,360

Total	$32,332	$261,371	$293,703	$91,445

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

Similar to consumer loans, direct financing leases are evaluated in pools according to delinquency and accruing status rather than assigned risk ratings. Given the comparable lower credit quality of the leasing portfolio, leases are rarely kept in accruing status beyond 30 days past due. Non-accrual leases are assigned a reserve percentage based on the historical loss history of the Company’s non-accrual lease portfolio. Evaluating non-accruing leases as a pool is appropriate as they are small-balance and homogeneous in nature. On a quarterly basis, large leases (defined as leases greater than $100,000 in balances) are evaluated for any deterioration not readily apparent through payment performance. If any risk factors become apparent during the review such as deteriorating financial performance for the customer’s business or requests for a restructuring from the original terms of the contract, management places those large leases that are performing from a payment perspective but have some indications of credit deterioration into a second pool. These large leases with additional risk are assigned a reserve percentage reflective of the additional risk characteristics while taking into account the adequate payment performance. The Company performs specific impairment tests for two large leases because they contain significantly different risk characteristics than the remaining leasing portfolio. One of the leases is with a local borrower with whom the Bank has a developed relationship and a restructuring plan is in place. The second lease is with a large public company that recently declared bankruptcy. The Bank is considered a secured creditor in the bankruptcy and has received payments as scheduled in 2011. While the two large leases have characteristics of troubled credits and are classified as nonaccrual, management does not believe these two leases have similar characteristics as compared with the remaining lease portfolio. Management believes appropriate reserves have been established on an individual basis for the two leases. All other leases are placed in a third pool and assigned a reserve percentage commensurate with the credit history of the Company’s leasing portfolio, delinquency trends, non-accrual trends, charge-off trends, and general macro-economic factors.

Past Due Loans and Leases

The following tables provide an analysis of the age of the recorded investment in loans and leases that are past due as of the dates indicated:

June 30, 2011
(in thousands)
	30-59 days	60-89 days	90+ days	Total Past Due	Current Balance	Total Balance	90+ Days Accruing	Non- accruing Loans and Leases
Commercial and industrial	$1,442	$269	$1,241	$2,952	$98,405	$101,357	$21	$1,390
Residential real estate:
Residential	—	542	141	683	67,363	68,046	—	688
Construction	—	—	180	180	1,607	1,787	—	180
Commercial real estate:
Commercial	—	3,469	3,133	6,602	271,737	278,339	—	6,670
Construction	—	—	1,462	1,462	24,151	25,613	—	1,462
Home equities	478	113	234	825	53,560	54,385	—	478
Direct financing leases	428	62	874	1,364	8,593	9,957	—	1,747
Consumer	75	67	3	145	1,753	1,898	—	142
Other	—	—	—	—	1,112	1,112	—	—

Total Loans	$2,423	$4,522	$7,268	$14,213	$528,281	$542,494	$21	$12,757

December 31, 2010
(in thousands)
	30-59 days	60-89 days	90+ days	Total Past Due	Current Balance	Total Balance	90+ Days Accruing	Non- accruing Loans and Leases
Commercial and industrial	$403	$200	$1,827	$2,430	$89,015	$91,445	$—	$2,203
Residential real estate:
Residential	684	393	662	1,739	68,219	69,958	—	696
Construction	—	—	186	186	1,134	1,320	—	186
Commercial real estate:
Commercial	351	4,196	2,014	6,561	254,810	261,371	—	5,724
Construction	6,277	—	1,655	7,932	24,400	32,332	805	850
Home equities	437	—	118	555	52,565	53,120	—	256
Direct financing leases	609	224	1,578	2,411	13,064	15,475	1	2,930
Consumer	83	135	190	408	2,050	2,458	—	276
Other	1	—	—	1	498	499	—	—

Total Loans	$8,845	$5,148	$8,230	$22,223	$505,755	$527,978	$806	$13,121

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

Changes in the allowance for loan and lease losses for the six months ended June 30, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
Beginning balance, January 1	$10,424	$6,971
Provision for loan and lease losses	1,497	1,523
Recoveries	23	12
Loans and leases charged off	(1,277)	(201)

Ending balance, June 30	$10,667	$8,305

The following tables summarize the allowance for loan and lease losses according to portfolio segment, as of June 30, 2011:

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer ^	Residential Mortgages*	Home equities	Direct Financing Leases	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$3,435	$4,252	$29	$548	$540	$1,471	$149	$10,424
Charge-offs	(1,124)	(142)	(11)	—	—	—	—	(1,277)
Recoveries	16	—	6	—	1	—	—	23
Provision	1,244	184	20	30	19	—	—	1,497

Ending balance	$3,571	$4,294	$44	$578	$560	$1,471	$149	$10,667

Allowance for loan and lease losses:
Individually evaluated for impairment	$209	$721	$12	$—	$—	$41	$—	$983
Collectively evaluated for impairment	3,362	3,573	32	578	560	1,430	149	9,684
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total	$3,571	$4,294	$44	$578	$560	$1,471	$149	$10,667

Loans and leases:
Ending balance:
Individually evaluated for impairment	$1,390	$8,132	$58	$—	$—	$271	$—	$9,851
Collectively evaluated for impairment	99,967	295,820	2,544	69,833	54,385	9,686	—	532,235
Loans acquired with deteriorated credit quality	—	—	79	—	—	—	—	79

Total**	$101,357	$303,952	$2,681	$69,833	$54,385	$9,957	$—	$542,165

*	Includes construction loans
^	Includes other loans
**	Excludes net deferred loan origination costs

Impaired Loans and Leases

The following tables provide data, at the class level, of impaired loans and leases as of the dates indicated:

	At June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$606	$1,361	$—	$921	$53	$—
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	1,963	2,237	—	2,088	124	—
Construction	1,462	1,497	—	1,259	25	3
Home equities	—	—	—	—	—	—
Direct financing leases	—	—	—	—	—	—
Consumer	79	168	—	82	7	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$4,110	$5,263	$—	$4,350	$209	$3

	At June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
With a related allowance recorded:
Commercial and industrial	$784	$928	$209	$1,021	$20	$3
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	4,707	4,825	721	4,332	148	12
Construction	—	—	—	—	—	—
Home equities	—	—	—	—	—	—
Direct financing leases	271	289	41	397	16	—
Consumer	58	61	12	66	2	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$5,820	$6,103	$983	$5,816	$186	$15

	At June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
Total
Commercial and industrial	$1,390	$2,289	$209	$1,942	$73	$3
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	6,670	7,062	721	6,420	272	12
Construction	1,462	1,497	—	1,259	25	3
Home equities	—	—	—	—	—	—
Direct financing leases	271	289	41	397	16	—
Consumer	137	229	12	148	9	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$9,930	$11,366	$983	$10,166	$395	$18

	At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
Commercial and industrial	$2,203	$2,610	$803
Residential real estate:
Residential	—	—	—
Construction	—	—	—
Commercial real estate:
Commercial	5,724	6,515	616
Construction	850	867	15
Home equities	—	—	—
Direct financing leases	522	524	78
Consumer	—	—	—
Other	—	—	—

Total impaired loans and leases	$9,299	$10,516	$1,512

At December 31, 2010, the Company did not have any impaired loans for which there is no related allowance for credit loss. The interest income in the preceding tables as of June 30, 2011 was interest income recognized prior to these loans and leases being identified as impaired and placed on non-accrual. The Company did not recognize any interest income on those loans and leases while they were on non-accrual and impaired.

Non-performing loans and leases

The following table sets forth information regarding non-performing loans and leases as of the dates specified:

	June 30, 2011	December 31, 2010
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential mortgages	$688	$696
Commercial and multi-family	6,670	5,724
Construction-residential	180	186
Construction-commercial	1,462	850
Home equities	478	256

Total real estate loans	9,478	7,712

Direct financing leases	1,747	2,930
Commercial loans	1,390	2,203
Consumer loans	142	276
Other	—	—

Total non-accruing loans and leases	$12,757	$13,121

Accruing loans 90+ days past due	21	806

Total non-performing loans and leases	$12,778	$13,927

Total non-performing loans and leases to total assets	1.82%	2.07%
Total non-performing loans and leases to total loans and leases	2.36%	2.64%

Troubled debt restructurings

The Company had $5.5 million in loans and leases that were restructured in a troubled debt restructuring (“TDR”) at June 30, 2011, compared with $6.0 million at March 31, 2011 and $2.5 million at December 31, 2010. $4.2 million, $4.4 million and $1.3 million of those balances were in non-accrual status at June 30, 2011, March 31, 2011 and December 31, 2010, respectively. Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months. None of the restructurings are covered under loss-sharing arrangements with the FDIC or were made under a government assistance program. These restructurings were allowed in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial difficulty.

Prior to 2011, most of the Company’s TDRs have been in the leasing portfolio. The most common modification and concession made by the Company is to permit the borrower to skip a lease payment and add an additional payment to the end of the lease. The increase in 2011 in commercial real estate TDR’s compared with December 31, 2010 is due to the addition of a single loan in the amount of $3.5 million. The loan, which was placed on nonaccrual in the fourth quarter of 2010 and considered impaired as of December 31, 2010, was restructured to a reduced payment structure in the first quarter of 2011. The decrease in overall TDR balances in the second quarter of 2011 was due to payments made on existing TDR’s, no loans moving to a TDR status in the second quarter, and the removal of one loan from TDR status for $0.1 million. This was due to the borrower making timely payments, at a market rate of interest, for a period of one year. Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the three and six month periods ended June 30, 2011 and 2010.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR, the loan or lease will be placed on non-accrual or charged off. TDRs are reserved similarly to the rest of the portfolio in that their CQIs are considered. The reserve for an impaired TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At June 30, 2011, there were no commitments to lend additional funds to debtors owing loans or leases whose terms have been modified in TDRs. The following table summarizes the loans and leases that were classified as troubled debt restructurings as of the dates indicated.

	June 30, 2011	December 31, 2010
	(in thousands)
Commerical and industrial	$274	$166
Residential real estate:
Residential	279	—
Construction	—	—
Commerical real estate:
Commercial and multi family	3,469	139
Construction	—	—
Home equities	66	68
Direct financing leases	1,378	2,155
Consumer loans	—	—
Other	—	—

Total troubled restructured loans and leases	$5,466	$2,528

Covered Loans and the Related Allowance

On July 24, 2009, the Bank entered into a definitive purchase and assumption agreement with the FDIC under which the Bank assumed approximately $51.0 million in liabilities, consisting almost entirely of deposits, and purchased substantially all of the assets of Waterford Village Bank. The loan portfolio acquired in the transaction was $42.0 million. The loans acquired in that acquisition are referred to as “covered” loans because they are “covered” by a loss sharing agreement with the FDIC. The agreement calls for the FDIC to reimburse the Bank for 80% of losses up to $5.6 million and to reimburse the Bank for 95% of losses beyond that threshold. At acquisition, the Company marked the covered loan portfolio to its market value and the allowance for loan and lease losses related to the covered loans was zero. Since acquisition, management has provisioned for any incremental increases in estimated credit losses due to deterioration in specific loans or increased risk factors on pools of loans. As a result of the FDIC guarantees, the provision for loan and lease losses and the allowance for loan and lease losses at June 30, 2011 and December 31, 2010 are presented net of FDIC guarantees related to covered loans. The following table depicts the allowance for loan and lease losses related to covered loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in thousands)
Covered loans	$29,568	$34,157

Incremental estimated credit losses since acquisition	635	593
FDIC guarantee	(508)	(474)

Allowance for loan and lease losses	$127	$119

5. PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. The Company had 6,170 and 7,739 dilutive shares for the three and six month periods ended June 30, 2011, respectively. For the three and six month periods ended June 30, 2010 the Company had 3,663 and 3,193 dilutive shares, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and six month periods ended June 30, 2011 there were approximately 210,890 and 155,151 shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive. There were 168,808 and 169,725 potentially anti-dilutive shares for the three and six month periods ended June 30, 2010.

6. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011
	(in thousands)
	Banking Activities	Insurance Agency Activities	Total
Net interest income (expense)	$6,316	($29)	$6,287
Provision for loan and lease losses	1,009	—	1,009

Net interest income (expense) after provision for loan and lease losses	5,307	(29)	5,278
Non-interest income	1,324	—	1,324
Insurance service and fees	—	1,601	1,601
Non-interest expense	5,348	1,414	6,762

Income before income taxes	1,283	158	1,441
Income tax provision	408	61	469

Net income	$875	$97	$972

	Three Months Ended June 30, 2010
	(in thousands)
	Banking Activities	Insurance Agency Activities	Total
Net interest income (expense)	$6,150	($51)	$6,099
Provision for loan and lease losses	309	—	309

Net interest income (expense) after provision for loan and lease losses	5,841	(51)	5,790
Non-interest income	1,350	—	1,350
Insurance service and fees	—	1,629	1,629
Non-interest expense	5,187	1,361	6,548

Income before income taxes	2,004	217	2,221
Income tax provision	506	84	590

Net income	$1,498	$133	$1,631

	Six Months Ended June 30, 2011
	(in thousands)
	Banking Activities	Insurance Agency Activities	Total
Net interest income (expense)	$12,642	($59)	$12,583
Provision for loan and lease losses	1,497	—	1,497

Net interest income (expense) after provision for loan and lease losses	11,145	(59)	11,086
Non-interest income	2,696	—	2,696
Insurance service and fees	—	3,690	3,690
Non-interest expense	10,629	2,737	13,366

Income before income taxes	3,212	894	4,106
Income tax provision	914	345	1,259

Net income	$2,298	$549	$2,847

	Six Months Ended June 30, 2010
	(in thousands)
	Banking Activities	Insurance Agency Activities	Total
Net interest income (expense)	$12,277	($100)	$12,177
Provision for loan and lease losses	1,523	—	1,523

Net interest income (expense) after provision for loan and lease losses	10,754	(100)	10,654
Non-interest income	2,806	—	2,806
Insurance service and fees	—	3,875	3,875
Non-interest expense	10,164	2,835	12,999

Income before income taxes	3,396	940	4,336
Income tax provision	895	363	1,258

Net income	$2,501	$577	$3,078

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

	June 30, 2011	December 31, 2010
	(in thousands)
Commitments to extend credit	$123,074	$136,549
Standby letters of credit	3,623	3,687

Total	$126,697	$140,236

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank has not incurred any losses on its commitments during the past two years and has not recorded a reserve for its commitments.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP. The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered material.

The Company is subject to possible litigation proceedings in the normal course of business. As of June 30, 2011 and December 31, 2010, there were no claims pending against the Company that management considered material.

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the six month periods ended June 30, 2011 and 2010:

	Six months ended June 30,
	(in thousands)
	Pension Benefits		Supplemental Executive Retirement Plan
	2011	2010	2011	2010
Service cost	$—	$—	$90	$82
Interest cost	109	107	95	94
Expected return on plan assets	(114)	(97)	—	—
Amortization of prior service cost	—	—	44	44
Amortization of the net loss	13	18	5	5

Net periodic cost	$8	$28	$234	$225

9. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new standard was issued to provide largely identical guidance about fair value measurement and disclosure requirements for IFRS and U.S. GAAP. The new standards do not extend the use of fair value but rather provide guidance about how fair value should be determined where it is already required or permitted. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. The new guidance is effective for interim and annual periods beginning after December 15, 2011. The ASU should not have a significant impact on the Company’s fair value measurements or disclosures.

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate the convergence of U.S. GAAP and IFRS, the Financial Accounting Standards Board (“FASB”) decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this ASU will be applied retrospectively. The amendments are effective for fiscal years, and interim periods with those years, beginning after December 15, 2011. As the Company currently reports comprehensive income as part of its statement of changes in stockholders’ equity, this ASU will change how the Company reports its comprehensive income once it is adopted.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Activity

Total net loans and leases grew to $531.8 million at June 30, 2011, reflecting a $10.7 million or 2.0% increase from March 31, 2011 and a $14.3 million or 2.8% increase from December 31, 2010. The national direct financing lease portfolio declined $2.5 million during the second quarter to $10.0 million at June 30, 2011 as the Company ceased lease originations in the second quarter of 2009 and is winding down the portfolio and exiting this business line. The national direct financing lease portfolio comprised 1.8% of the Company’s total loan and lease portfolio at June 30, 2011, down from 2.3% at March 31, 2011 and 2.9% at December 31, 2010.

Core loans, defined as total gross loans less leases, were $532.5 million at June 30, 2011, a $13.4 million, or 2.6% increase from $519.2 million at March 31, 2011, and a $20.0 million, or 3.9% increase from $512.5 million at December 31, 2010. The annualized growth rate for the core loan portfolio improved in the second quarter to 10.3% from 5.2% in the first quarter of 2011.

Loans secured by real estate were $428.2 million at June 30, 2011, an increase of $3.7 million or 0.9% from $424.5 million at March 31, 2011, and an increase of $10.1 million or 2.4% from $418.1 million at December 31, 2010. The strongest growth continues to be in commercial and multi-family real estate loans, which increased $4.2 million or 1.5% in the second quarter of 2011. Commercial real estate lending has historically been a strength of the Company’s commercial loan officers and continues to drive loan growth for the Company.

Residential mortgages decreased slightly from $70.0 million at December 31, 2010 and $69.8 million at March 31, 2011 to $68.0 million at June 30, 2011. The sluggish national residential real estate market has kept long-term fixed rate mortgage loan rates near all-time historic lows. As a result, the Company has sold the majority of its originated residential mortgage loans. This, along with prepayments from existing customers re-financing their homes, has resulted in the slight decrease in residential mortgage balances in the second quarter of 2011. Residential mortgage originations increased sharply with $8.6 and $17.6 million in originations in the three and six month periods ended June 30, 2011, respectively, compared with $5.1 and $9.2 million in the three and six month periods ended June 30, 2010, respectively.

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages. During the three and six month periods ended June 30, 2011, the Bank sold mortgages to FNMA totaling $5.8 and $13.1 million, respectively, as compared with $2.8 and $4.8 million sold during the three and six month periods ended June 30, 2010. At June 30, 2011, the Bank had a loan servicing portfolio principal balance of $54.6 million upon which it earns servicing fees, as compared with $49.8 million at March 31, 2011 and $44.2 million at December 31, 2010. The value of the mortgage servicing rights for that portfolio was $0.4 million at June 30, 2011, March 31, 2011 and December 31, 2010. The increase in the value of the mortgage servicing rights, as a result of the increase in the size of the servicing portfolio, has been mostly offset by the lower calculated value due to the decrease in market rates. Lower mortgage interest rates cause accelerated prepayment speeds in the valuation model which decreases the duration of the serviced mortgages. Residential mortgage loans held-for-sale were $0 at June 30, 2011, compared with $1.4 million at March 31, 2011 and $2.9 million at December 31, 2010. The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

The Company continues to focus on C&I lending as a way to diversify its loan portfolio, which has historically experienced strong growth rates in commercial real estate loans. The C&I portfolio grew $9.2 million, or 10.0%, for the three months ended June 30, 2011, compared to growth of $0.7 million, or 0.8% during the first quarter of 2011. The Company has bolstered its C&I potential in the past year with new loan officers and improvements to its cash management capabilities via personnel, processes, and technology.

Leasing Portfolio

As noted above, management made the strategic decision in April 2009 to exit the national direct financing lease business and market the portfolio for sale. This decision resulted in the classification of the leasing portfolio as held-for-sale and the portfolio being marked to its market value at June 30, 2009. The mark-to-market adjustment was $7.2 million. At September 30, 2009, management determined to keep the lease portfolio and service it to maturity, terminated its plans to actively market the portfolio for sale, and the portfolio was placed back into held-for-investment at the revised carrying amount as of June 30, 2009. The difference between the principal value and the carrying value, initially created by the mark-to-market adjustment at June 30, 2009, reduces over time as individual leases deteriorate, become uncollectible, and are written off. The allowance for lease losses was zero at June 30, 2009 when the portfolio was classified as held-for-sale and reported at its fair market value. With the portfolio classified as held-for-investment at June 30, 2011, the portfolio has been evaluated in accordance with the Company’s normal credit review policies in determining the appropriate allowance for lease losses. During the second quarter of 2011, $0.1 million in leases were written off and the difference between the principal value and carrying value of the leases declined from $0.9 million to $0.8 million. The second quarter write-offs represented a decline from the $0.6 million in net write-offs in the first quarter of 2011 and the second quarter of 2010. Non-performing leases also declined in the second quarter. The balance of non-performing leases was $1.7 million at June 30, 2011 down from $2.1 million at March 31, 2011 and $2.9 million at December 31, 2010. The decrease in non-accruing leases is due to both write-offs and pay-downs of those leases outpacing the rate of new leases going into non-accrual. With both leasing write-offs and non-accruing lease balances declining, management determined that there was no need to add to the existing allowance for leasing losses at June 30, 2011. The following table illustrates the write-off and allowance activity related to the leasing portfolio over the past five quarters.

	($ in thousands)
	2011		2010
	June 30,	March 31,	December 31,	September 30,	June 30,
Leasing Principal Balance	$10,736	$13,339	$16,968	$20,869	$25,142
Mark	(779)	(890)	(1,493)	(2,124)	(2,469)

Leasing Carrying Value	$9,957	$12,449	$15,475	$18,745	$22,673

Mark-to-Market Adjustment	$890	$1,493	$2,124	$2,469	$3,084
Net Write-Offs	(111)	(603)	(631)	(345)	(615)

Remaining Mark	$779	$890	$1,493	$2,124	$2,469

	For the three months ended
	2011		2010
	June 30,	March 31,	December 31,	September 30,	June 30,
Allowance for lease losses	$1,471	$1,471	$1,077	$772	$772
Provision for leases	—	—	394	305	—
Leasing net charge-offs	—	—	—	—	—

Allowance for lease losses	$1,471	$1,471	$1,471	$1,077	$772

Total mark plus allowance	$2,250	$2,361	$2,964	$3,201	$3,241
Mark + allowance/leasing principal balance	20.96%	17.70%	17.47%	15.34%	12.89%

Credit Quality of Loan Portfolio

Total non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled $12.8 million, or 2.36% of total loans and leases outstanding, compared with $13.4 million, or 2.53% of total loans and leases outstanding at March 31, 2011 and $13.9 million, or 2.64% of total loans and leases outstanding at December 31, 2010. In the first quarter of 2011, two commercial real estate loans with an aggregate balance of $0.9 million, one commercial construction loan with a balance of $0.6 million, and two home equity loans with an aggregate balance of $0.2 million were moved into non-accrual. The total impairment on those loans was $0.1 million and was included in the provision for loan and lease losses in the six month period ended June 30, 2011. In the second quarter of 2011, one commercial relationship was placed into nonaccrual. The borrower has a $0.4 million commercial real estate loan and a $0.1 million C&I loan. The loans were acquired in the Waterford transaction discussed in Note 4 to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and are covered under the FDIC loss-sharing agreement. The decline of $0.6 million and $1.1 million in non-performing loans and leases during the three and six month periods ended June 30, 2011 is attributable to charge-offs and pay-downs, somewhat offset by the loans and leases placed into non-accrual in the first and second quarters of 2011. The charge-offs are discussed in more detail below.

The allowance for loan and lease losses totaled $10.7 million or 1.97% of total loans and leases outstanding at June 30, 2011, as compared with $10.5 million or 1.97% of total loans and leases outstanding at March 31, 2011 and $10.4 million or 1.97% of total loans and leases outstanding at December 31, 2010. The increase in the allowance from the prior quarter-end and year-end resulted from provision for loan and lease losses somewhat offset by net charge-offs. The provision for loan and lease losses of $1.0 million in the second quarter resulted from growth in the commercial loan portfolio, an increase in specific reserves for an impaired commercial real estate loan, and the charge-off of a short-term unsecured commercial term note that was not previously reserved for. The provision for loan and lease losses of $1.5 million for the six month period ended June 30, 2011 also included some provision for increases in loans categorized as special mention (risk rating of 5) or substandard (risk rating of 6) in the Company’s internal credit ratings.

The $0.8 million in net charge-offs for the second quarter of 2011 equates to a 0.63% annualized ratio as a percentage of net loans and leases. This compares with a 0.33% ratio in the first quarter of 2011 and a 0.14% ratio in the second quarter of 2010. $0.6 million of the $0.8 million in charge-offs in the second quarter of 2011 stemmed from partial charge-offs of three commercial loan relationships that were already identified as impaired and on nonaccrual and adequately reserved as of March 31, 2011. The remaining $0.2 million in charge-offs related to a short-term unsecured commercial term note which unexpectedly charged off and was not reserved for at March 31, 2011. The $1.3 million in net charge-offs for the six-month period ended June 30, 2011 equates to a 0.47% annualized ratio as a percentage of net loans and leases, compared with $0.2 million in net charge-offs and a 0.08% ratio in the six-month period ended June 30, 2010.

The coverage ratio of the allowance for loan and lease losses to non-performing loans and leases increased from 75% at December 31, 2010 and 78% at March 31, 2011 to 83% at June 30, 2011. There are two factors that significantly influence these ratios. The first factor is the covered loan portfolio acquired in the Waterford transaction discussed in Note 4 to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The second factor is the leasing portfolio, which carries significantly higher risk, but also has the remaining mark to consider as depicted in the table above. The following table depicts the allowance and non-performing ratios by segregating the covered and non-covered loan portfolios and the leasing portfolio as of the following dates:

	June 30, 2011
	($ in thousands)
	Balance	Allowance for loan and lease losses	Non- performing loans and leases	Allowance for loan and lease losses/Total loans and leases	Non-performing loans and leases/Total loans and leases	Allowance for loan and lease losses/Non- performing loans and leases
Non-covered loans	$502,969	$9,069	$8,512	1.80%	1.69%	106.54%
Covered loans	29,568	127	2,519	0.43%	8.52%	5.04%
Leases	9,957	1,471	1,747	14.77%	17.55%	84.20%

Total	$542,494	$10,667	$12,778	1.97%	2.36%	83.48%

	December 31, 2010
	($ in thousands)
	Balance	Allowance for loan and lease losses	Non-performing loans and leases	Allowance for loan and lease losses/Total loans and leases	Non-performing loans and leases/Total loans and leases	Allowance for loan and lease losses/Non- performing loans and leases
Non-covered loans	$478,346	$8,834	$8,515	1.85%	1.78%	103.75%
Covered loans	34,157	119	2,482	0.35%	7.27%	4.80%
Leases	15,475	1,471	2,930	9.51%	18.93%	50.20%

Total	$527,978	$10,424	$13,927	1.97%	2.64%	74.85%

Investing Activities

Total securities were $97.7 million at June 30, 2011, reflecting a $3.2 million, or 3.2%, decrease from $100.9 million at March 31, 2011, but a $4.4 million, or 4.7%, increase from $93.3 million at December 31, 2010. The increase in securities balances from December 31, 2010 is a result of deposit growth out-pacing loan growth in 2011. Management utilized some of the excess funds raised to purchase investment securities. However, balances decreased in the second quarter as loan growth improved. As is typical every year, several municipal bonds were called in June. Management decided not to replace the bonds in anticipation of replacing those assets with loans. As a result, municipal bonds decreased $3.0 million from $38.4 million at March 31, 2011 to $35.4 million at June 30, 2011. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks, increased from $0.3 million at December 31, 2010 to $17.6 million at March 31, 2011 before decreasing to $14.1 million at June 30, 2011. Securities and interest-bearing deposits at correspondent banks made up 18.3% of the

Bank’s total average interest earning assets in the second quarter of 2011, compared with 16.8% in the first quarter of 2011 and 15.1% in the second quarter of 2010.

The Company’s highest concentration in its securities portfolio continues to be in its tax-advantaged municipal bonds, which comprised 38.8% of the total portfolio at June 30, 2011, as compared with 41.6% of the total portfolio at March 31, 2011 and 42.9% at December 31, 2010. The concentration in government-sponsored mortgage-backed securities increased from 30.7% at December 31, 2010 to 33.3% at March 31, 2011 and 32.4% at June 30, 2011. U.S. government-sponsored agency bonds of various types comprised 25.5% of the portfolio at June 30, 2011 versus 25.1% of the portfolio at March 31, 2011 and 26.4% at December 31, 2010. As a member of both the Federal Reserve System and FHLBNY, the Bank is required to hold stock in those entities. The credit quality of the securities portfolio as a whole is believed to be strong as the portfolio is in an overall unrealized net gain position, with no individual securities in a significant unrealized loss position. With interest rates at historic lows, the net unrealized gain position of the investment portfolio increased from $1.3 million and $1.5 million at December 31, 2010 and March 31, 2011, respectively, to $2.7 million at June 30, 2011.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The average expected life of the securities portfolio was 3.7 years as of June 30, 2011 compared with 3.9 years at March 31, 2011 and 4.0 years as of December 31, 2010. Available-for-sale securities with a total fair value of $88.8 million at June 30, 2011, as compared to $91.4 million and $65.6 million at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at June 30, 2011 were $586.8 million, reflecting a $1.7 million, or 0.3%, increase from March 31, 2011 and a $42.3 million, or 7.8%, increase from December 31, 2010. Deposit growth slowed in the second quarter due to seasonal declines in the muni-vest savings product (decrease of $8.5 million from March 31, 2011 to June 30, 2011 after an increase of $12.8 million from December 31, 2010 to March 31, 2011) and run-off of some non-core time deposits, which is discussed below. Demand deposits at June 30, 2011 were $104.8 million, reflecting a $5.4 million or 5.4% increase from March 31, 2011 and a $6.8 million or 6.9% increase from December 31, 2010. Demand deposit balances fluctuate day-to-day based on the high volume of transactions normally associated with the demand product, and therefore average demand deposit growth is a better measure of sustained growth. Average demand deposits during the three month period ended June 30, 2011 of $105.7 million were 3.8% higher than the first quarter of 2011 and 18.1% higher than the prior year’s second quarter. Most of the Company’s growth in demand deposits has come from commercial customers.

The Company’s retail deposit growth vehicle continues to be the complementary Better Checking and Better Savings products, which are included in the NOW and regular savings deposit categories on the Company’s balance sheet, respectively. The Better Checking product, introduced in the fourth quarter of 2009, is unique in the Bank’s Western New York footprint as it pays a premium interest rate as a reward to customers who demonstrate a deep relationship with the Bank as evidenced by regular use of their debit card, use of direct deposit, and electronic statements. Overall, Better Checking deposits increased $5.0 million, or 20.8%, in the second quarter of 2011, and $8.4 million, or 40.7% for the first half of the year. Regular savings deposits increased $13.7 million, or 5.2%, in the second quarter, and $28.2 million, or 11.3% for the first half of the year. That growth is mostly a result of an increase in Better Savings deposits, partially offset by decreases in legacy savings products.

Time deposits were $133.9 million at June 30, 2011, a decrease of $9.7 million, or 6.8%, from March 31, 2011 and $8.5 million, or 6.0% from December 31, 2010. Time deposit rates industry-wide remain near historic lows. As a result, customers have continued to show a preference for liquid savings products over time deposits. In addition, the Company has allowed higher rate promotional time deposits to roll off without being replaced as management has determined that the Company has ample liquidity and does not need to use promotional rates to attract more deposits.

The Bank’s overnight line of credit remained at $0 at June 30, 2011. The balance was also $0 at March 31, 2011, but was $8.6 million at December 31, 2010. Total short and long-term borrowings at June 30, 2011 remained unchanged from the March 31, 2011 and December 31, 2010 balances. Due to the ample liquidity created at the

Company this year with deposit growth outpacing the loan growth by $28.0 million through June 30, 2011, the Company has not needed to draw on its overnight line of credit or take out any long-term advances with FHLBNY.

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

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$524,178	$7,081	5.40%	$492,243	$7,049	5.73%
Taxable securities	61,069	538	3.52%	41,444	381	3.68%
Tax-exempt securities	39,570	389	3.93%	39,674	403	4.06%
Interest bearing deposits at banks	16,952	7	0.17%	6,678	3	0.18%

Total interest-earning assets	641,769	$8,015	5.00%	580,039	$7,836	5.40%

Non interest-earning assets:

Cash and due from banks	16,523			13,082
Premises and equipment, net	10,612			9,443
Other assets	35,382			35,035

Total Assets	$704,286			$637,599

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$44,707	$131	1.17%	$22,388	$56	1.00%
Regular savings	268,220	463	0.69%	233,926	404	0.69%
Muni-Vest savings	29,483	35	0.47%	35,076	40	0.46%
Time deposits	139,727	832	2.38%	140,952	920	2.61%
Other borrowed funds	22,029	182	3.30%	31,491	229	2.91%
Junior subordinated debentures	11,330	82	2.89%	11,330	83	2.93%
Securities sold U/A to repurchase	6,022	3	0.20%	6,886	5	0.29%

Total interest-bearing liabilities	521,518	$1,728	1.33%	482,049	$1,737	1.44%

Noninterest-bearing liabilities:
Demand deposits	105,725			89,550
Other	11,144			10,652

Total liabilities	$638,387			$582,251
Stockholders’ equity	65,899			55,348

Total Liabilities and Equity	$704,286			$637,599

Net interest earnings		$6,287			$6,099

Net interest margin			3.92%			4.21%

Interest rate spread			3.67%			3.96%

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$521,228	$14,233	5.46%	$488,261	$13,990	5.73%
Taxable securities	59,265	1,024	3.46%	41,616	782	3.76%
Tax-exempt securities	39,060	760	3.89%	39,616	805	4.06%
Interest bearing deposits at banks	12,731	11	0.17%	4,535	4	0.18%

Total interest-earning assets	632,284	$16,028	5.07%	574,028	$15,581	5.43%

Non interest-earning assets:
Cash and due from banks	15,960			12,158
Premises and equipment, net	10,685			9,342
Other assets	35,689			35,151

Total Assets	$694,618			$630,679

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$41,608	$237	1.14%	$21,020	$93	0.88%
Regular savings	262,226	873	0.67%	232,847	807	0.69%
Muni-Vest savings	27,072	64	0.47%	33,013	80	0.48%
Time deposits	141,436	1,708	2.42%	140,688	1,789	2.54%
Other borrowed funds	24,594	393	3.20%	35,892	461	2.57%
Junior subordinated debentures	11,330	163	2.88%	11,330	163	2.88%
Securities sold U/A to repurchase	6,201	7	0.23%	7,038	11	0.31%

Total interest-bearing liabilities	514,467	$3,445	1.34%	481,828	$3,404	1.41%

Noninterest-bearing liabilities:
Demand deposits	103,772			86,777
Other	11,411			10,828

Total liabilities	$629,650			$579,433

Stockholders’ equity	64,968			51,246

Total Liabilities and Equity	$694,618			$630,679

Net interest earnings		$12,583			$12,177

Net interest margin			3.98%			4.24%

Interest rate spread			3.73%			4.02%

Net Income

The Company had net income of $1.0 million, or $0.24 per diluted share, in the second quarter of 2011, a decrease from net income of $1.6 million, or $0.47 per diluted share, in the second quarter of 2010. For the six month period ended June 30, 2011, net income was $2.8 million, or $0.69 per diluted share, compared with a net income of $3.1 million, or $0.98 per diluted share, in the comparable period in 2010. The provision for loan and lease losses increased from $0.3 million in the second quarter of 2010 to $1.0 million for the second quarter of 2011, driving the decrease in the second quarter net income in 2011 when compared with 2010’s second quarter. For the year-to-date comparison, net income is down $0.2 million because non-interest income decreased $0.3 million while non-interest expenses increased $0.4 million. These fluctuations were offset by the $0.4 million increase in net interest income. The provision for loan and lease losses was flat year-over-year. The return on average equity

(“ROE”) was 5.90% and 8.76% for the three and six month periods ended June 30, 2011, respectively, compared with 11.79% and 12.01% for the three and six month periods ended June 30, 2010, respectively. The decrease in the ROE was caused by the decrease in net income in the respective periods and the increase in average equity in the 2011 periods stemming from the Company’s issuance of common stock in a registered offering in May 2010.

Other Results of Operations - Quarterly Comparison

Net interest income was $6.3 million during the second quarter of 2011, flat when compared with the first quarter of 2011 but up 3.1% from the second quarter of 2010. Growth in net interest-earning assets drove the increase from the second quarter of 2010 and more than offset net interest margin contraction relative to the 2010 second quarter. Core loans, which are defined as total loans and leases less national direct financing leases, were $532.5 million at June 30, 2011, an increase of 10.9% from $480.3 million at June 30, 2010, and up 2.6% (10.3% annualized) from $519.2 million at March 31, 2011.

Net interest margin compressed to 3.92% for the second quarter of 2011 compared with 4.05% in the 2011 first quarter and 4.21% in the 2010 second quarter. The drop in net interest margin in the second quarter 2011 when compared to the first quarter of 2011 was partially a result of higher than typical prepayment fees of $0.2 million recorded in the first quarter of 2011. The fees, recorded as interest income, were a result of the refinancing or payoffs of several large commercial loans. When adjusted for the prepayments, net interest margin would have compressed by 2 basis points for the second quarter 2011 compared with the first quarter of 2011. When compared with the 2010 second quarter, the largest contributing factor to the compression of net interest margin was declining interest rates. As the low interest rate cycle matures, the Company’s loan and investment portfolios continue to re-price into lower yields as evidenced by the 40 basis point decline in yield on interest-earning assets during the second quarter of 2011 when compared with the second quarter of 2010.

The provision for loan and lease losses increased to $1.0 million in the second quarter of 2011 from $0.5 million in the first quarter of 2011 and $0.3 million in the second quarter of 2010. The higher provision in the second quarter of 2011 was largely due to provision recorded for the deterioration in two commercial loans as discussed above under “Analysis of Financial Condition – Credit Quality of Loan Portfolio,” as well as additional provision recorded for the strong commercial loan growth in the quarter.

Non-interest income, which represented 31.8% of total revenue in the second quarter of 2011, declined 1.8%, or $0.1 million, to $2.9 million when compared with the second quarter of 2010 reflecting lower service charges and insurance agency revenue. Non-interest income was 32.8% of total revenue in the second quarter of 2010. Service charges on deposits decreased $64 thousand, or 13.3%, compared with the second quarter 2010, primarily due to amendments to Regulation E pertaining to overdraft fees that became effective in 2010. Insurance agency revenue of $1.6 million was down $28 thousand, or 1.7%, when compared with the 2010 second quarter as the soft insurance market and macro-economic conditions continue to put downward pressure on personal and commercial property and casualty insurance commissions despite strong retention rates. Compared with the trailing first quarter of 2011, insurance agency revenue was down $0.5 million, reflecting the typical revenue cycle seasonality.

Total non-interest expense was $6.8 million in the second quarter of 2011, an increase of $0.2 million, or 3.3%, from $6.5 million in the second quarter of 2010. The largest component of the increase was salaries and employee benefits, which increased $0.2 million, or 5.0%, to $3.9 million in the second quarter of 2011 compared with the prior-year second quarter. This rise reflected merit increases awarded for 2010 performance and an increased number of employees. This was partially off-set by a decline in other expenses, primarily lower amortization expense related to intangible assets acquired in the purchase of Suchak Data Systems, Inc., which were fully amortized at the end of 2010 and a reduction in FDIC insurance expense due to changes in the premium calculation adopted in the second quarter by the FDIC.

As a result of the increase in non-interest expense and the decrease in non-interest income, the efficiency ratio, excluding intangible amortization, increased to 72.04% for the second quarter of 2011, from 69.72% for the second quarter of 2010.

Income tax expense for the quarter ended June 30, 2011 was $0.5 million, representing an effective tax rate of 32.5%, compared with an effective tax rate of 26.56% in the second quarter of 2010. The higher effective tax rate for the second quarter of 2010 reflects a lower percentage of tax-exempt income in 2011, mainly tax-exempt municipal bonds.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $12.6 million during the first six months of 2011, an increase of 3.1% from the same period in 2010. Growth in net interest-earning assets drove the increase in net interest income in 2011 and more than offset net interest margin contraction relative to 2010.

Net interest margin compressed to 3.98% for the first six months of 2011 compared with 4.24% in the first six months of 2010. When compared with 2010, the largest contributing factor to the compression of net interest margin was declining interest rates. As the low interest rate cycle matures, the Company’s loan and investment portfolios continue to re-price into lower yields as evidenced by the 36 basis point decline in yield on interest-earning assets during the first six months 2011 when compared with 2010.

The provision for loan and lease losses of $1.5 million for the six month period ended June 30, 2011 was flat with the comparable period in 2010. The provision recorded for the deterioration of two commercial loans in the six month period ended June 30, 2011 as discussed above under “Analysis of Financial Condition – Credit Quality of Loan Portfolio,” was offset by a $0.8 million lower provision for lease losses in the first six months of 2011 compared with the same period in 2010.

Non-interest income, which represented 33.7% of total revenue in the six month period ended June 30, 2011, declined 4.4%, or $0.3 million, to $6.4 million when compared with the comparable period in 2010, reflecting lower service charges and insurance agency revenue. Service charges on deposits decreased $0.2 million, or 19.1%, in the first half of 2011 when compared with the first half of 2010, primarily due to amendments to Regulation E pertaining to overdraft fees enacted last year. Insurance service and fee revenue of $3.7 million in the first half of 2011 was down $0.2 million, or 4.8%, when compared with the first half of 2010 as the soft insurance market and macro-economic conditions continue to put downward pressure on personal and commercial property and casualty insurance commissions despite strong retention rates.

Total non-interest expense was $13.4 million in the six month period ended June 30, 2011, an increase of $0.4 million, or 2.8%, from $13.0 million in the six month period ended June 30, 2010. The largest component of the increase was salaries and employee benefits, which increased $0.5 million, or 6.6%, to $7.8 million in the 2011 six month period when compared with the prior-year period. This rise reflected merit increases awarded for 2010 performance and an increased number of employees. This was partially offset by a decline in other expenses, primarily due to a $0.2 million decrease in amortization expense related to intangible assets acquired in the purchase of Suchak Data Systems, Inc., which were fully amortized at the end of 2010 and a $0.1 million reduction in FDIC insurance expense due to changes in the premium calculation adopted in the second quarter of 2011 by the FDIC.

As a result of the increase in non-interest expense and the decrease in non-interest income, the efficiency ratio, excluding intangible amortization, increased to 69.11% for the first six months of 2011, from 66.52% in 2010.

Income tax expense for the six month period ended June 30, 2011 was $1.3 million, representing an effective tax rate of 30.7%, compared with an effective tax rate of 29.0% in the six month period ended June 30, 2010. The higher effective tax rate for 2011 reflects a lower percentage of tax-exempt income in 2011, mainly tax-exempt municipal bonds.

CAPITAL

The Company consistently maintains regulatory capital ratios measurably above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 9.80% at June 30, 2011, compared with 9.89% at March 31, 2011 and 9.93% at December 31, 2010. Book value per share of the Company’s common stock was $16.14 at June 30, 2011, compared with $15.71 at March 31, 2011 and $15.45 at December 31, 2010. Tangible book value per share at June 30, 2011 was $13.95, compared with $13.48 at March 31, 2011 and $13.18 at December 31, 2010. The increase in both book value and tangible book value per share is a result of the increase in the Company’s earnings during 2011, offset by the dividend declared in the first quarter of 2011.

On February 15, 2011, the Board of Directors of the Company declared a semi-annual cash dividend of $0.20 per share on the Company’s outstanding common stock. The dividend was paid on April 4, 2011 to shareholders of record as of March 10, 2011. The $0.20 dividend was equal to the previous dividend paid on October 6, 2010.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates. Advances of up to $111.8 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network. The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source, as evidenced by its recent registered public offering of common stock, described in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At June 30, 2011, approximately 5.3% of the Bank’s securities had contractual maturity dates of one year or less and approximately 23.5% had maturity dates of five years or less.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. At June 30, 2011, in the Company’s internal stress test, the Company had net short-term liquidity of $73.4 million as compared with $70.2 million at December 31, 2010.

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

The following table demonstrates the possible impact of changes in interest rates on the Bank’s net interest income over a 12-month period of time:

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated increase in projected annual net interest income
	(in thousands)
	June 30, 2011	December 31, 2010
Changes in interest rates

+200 basis points	$842	$486
+100 basis points	938	945

-100 basis points	N/A	N/A
-200 basis points	N/A	N/A

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of June 30, 2011 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

The information called for by this item is incorporated herein by reference to the Exhibit Index included immediately following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE	/s/David J. Nasca
August 5, 2011	David J. Nasca
President and CEO (Principal Executive Officer)

DATE	/s/Gary A. Kajtoch
August 5, 2011	Gary A. Kajtoch
Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Name	Page No.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	49

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	50

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	51

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	52

101	The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – June 30, 2011 and December 31, 2010; (ii) Unaudited Consolidated Statements of Income – Three months ended June 30, 2011 and 2010; (iii) Unaudited Consolidated Statements of Income – Six months ended June 30, 2011 and 2010; (iv) Unaudited Consolidated Statements of Stockholder’s Equity – Six months ended June 30, 2011 and 2010; (v) Unaudited Consolidated Statements of Cash Flows – Six months ended June 30, 2011 and 2010; and (vi) Notes to Unaudited Consolidated Financial Statements.**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.