Form 10-Q
period 2011-09-30
EVANS BANCORP INC
filed 2011-11-04
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2011

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

Common Stock, $.50 par value: 4,106,933 shares as of November 1, 2011

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$12,870	$13,467
Interest-bearing deposits at banks	17,499	255
Securities:
Available for sale, at fair value (cost: $87,920 at September 30, 2011; $86,096 at December 31, 2010)	91,782	87,422
Held to maturity, at amortized cost (fair value: $2,416 at September 30, 2011; $2,130 at December 31, 2010)	2,400	2,140
Federal Home Loan Bank common stock, at amortized cost	1,830	2,362
Federal Reserve Bank common stock, at amortized cost	1,425	1,408
Loans and leases, net of allowance for loan and lease losses of $10,708 at September 30, 2011 and $10,424 at December 31, 2010	557,867	517,554
Properties and equipment, net of depreciation of $12,877 at September 30, 2011 and $12,054 at December 31, 2010	10,560	10,841
Goodwill	8,101	8,101
Intangible assets	792	1,168
Bank-owned life insurance	14,720	12,389
Other assets	13,169	14,416

TOTAL ASSETS	$733,015	$671,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$116,036	$98,016
NOW	48,924	32,683
Regular savings	301,610	249,410
Muni-vest	26,241	22,000
Time	120,427	142,348

Total deposits	613,238	544,457

Securities sold under agreement to repurchase	5,831	5,227
Other short-term borrowings	3,000	13,669
Other liabilities	12,417	11,776
Junior subordinated debentures	11,330	11,330
Long-term borrowings	19,000	22,000

Total liabilities	664,816	608,459

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 7)

STOCKHOLDERS’ EQUITY:

Common stock, $.50 par value, 10,000,000 shares authorized; 4,108,321 and 4,081,960 shares issued, respectively, and 4,106,933 and 4,081,960 shares outstanding, respectively,	2,054	2,041
Capital surplus	41,034	40,660
Retained earnings	23,971	20,836
Accumulated other comprehensive income (loss), net of tax	1,140	(473)

Total stockholders’ equity	68,199	63,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$733,015	$671,523

See Notes to Unaudited Consolidated Financial Statements

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2011	2010
INTEREST INCOME
Loans and leases	$7,254	$7,111
Interest bearing deposits at banks	7	1
Securities:
Taxable	571	496
Non-taxable	337	384

Total interest income	8,169	7,992
INTEREST EXPENSE
Deposits	1,386	1,444
Other borrowings	187	229
Junior subordinated debentures	82	86

Total interest expense	1,655	1,759
NET INTEREST INCOME	6,514	6,233
PROVISION FOR LOAN AND LEASE LOSSES	159	1,012

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	6,355	5,221
NON-INTEREST INCOME
Bank charges	498	471
Insurance service and fees	1,849	1,775
Data center income	127	207
Net gain on sales of securities	26	—
Gain on loans sold	33	48
Bank-owned life insurance	117	117
Other	534	505

Total non-interest income	3,184	3,123
NON-INTEREST EXPENSE
Salaries and employee benefits	4,073	3,708
Occupancy	777	707
Repairs and maintenance	184	148
Advertising and public relations	188	88
Professional services	510	355
Technology and communications	177	265
Amortization of intangibles	120	221
FDIC insurance	135	312
Other	639	645

Total non-interest expense	6,803	6,449

INCOME BEFORE INCOME TAXES	2,736	1,895
INCOME TAX PROVISION	810	617

NET INCOME	$1,926	$1,278

Net income per common share-basic	$0.47	$0.31

Net income per common share-diluted	$0.47	$0.31

Cash dividends per common share	$0.20	$0.20

Weighted average number of common shares outstanding	4,107,414	4,067,044

Weighted average number of diluted shares outstanding	4,109,181	4,068,301

See Notes to Unaudited Consolidated Financial Statements

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2011	2010
INTEREST INCOME
Loans and leases	$21,486	$21,101
Interest bearing deposits at banks	19	5
Securities:
Taxable	1,596	1,279
Non-taxable	1,096	1,189

Total interest income	24,197	23,574
INTEREST EXPENSE
Deposits	4,268	4,213
Other borrowings	587	701
Junior subordinated debentures	245	250

Total interest expense	5,100	5,164
NET INTEREST INCOME	19,097	18,410
PROVISION FOR LOAN AND LEASE LOSSES	1,656	2,535

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	17,441	15,875
NON-INTEREST INCOME
Bank charges	1,301	1,462
Insurance service and fees	5,539	5,651
Data center income	558	639
Net gain on sales of securities	26	6
Gain on loans sold	105	73
Bank-owned life insurance	331	359
Other	1,710	1,614

Total non-interest income	9,570	9,804
NON-INTEREST EXPENSE
Salaries and employee benefits	11,889	11,042
Occupancy	2,370	2,188
Repairs and maintenance	498	509
Advertising and public relations	565	447
Professional services	1,319	1,157
Technology and communications	631	653
Amortization of intangibles	376	679
FDIC Insurance	500	755
Other	2,021	2,018

Total non-interest expense	20,169	19,448

INCOME BEFORE INCOME TAXES	6,842	6,231
INCOME TAX PROVISION	2,069	1,874

NET INCOME	$4,773	$4,357

Net income per common share-basic	$1.16	$1.26

Net income per common share-diluted	$1.16	$1.26

Cash dividends per common share	$0.40	$0.40

Weighted average number of common shares outstanding	4,097,788	3,451,863

Weighted average number of diluted shares outstanding	4,104,119	3,454,984

See Notes to Unaudited Consolidated Financial Statements

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	(Loss) Income	Total
Balance, January 1, 2010	$1,407	$27,279	$17,381	$(108)	$45,959

Comprehensive income:
Net Income			4,357		4,357

Unrealized gain on available-for-sale securities, net of reclassification of gain of $4 (after tax), net of tax effect of ($719)				1,154	1,154

Amortization of prior service cost on defined benefit plans and net loss net of tax effect of ($43)				56	56

Total comprehensive income					5,567

Cash dividends ($0.40 per common share)			(1,379)		(1,379)

Stock options expense		161			161

Issued 1,222,000 shares in common stock offering	611	12,824			13,435

Issued 5,996 shares under dividend reinvestment plan	3	84			87

Issued 10,250 shares under employee stock purchase plan	5	94			99

Issued 15,810 restricted shares	8	(8)			—

Balance, September 30, 2010	$2,034	$40,434	$20,359	$1,102	$63,929

Balance, January 1, 2011	$2,041	$40,660	$20,836	$(473)	$63,064

Comprehensive income:
Net Income			4,773		4,773

Unrealized gain on available-for-sale securities, net of reclassification of gain of $16 (after tax) net of tax effect of ($981)				1,555	1,555

Amortization of prior service cost and net loss net of tax effect of ($35)				58	58

Total comprehensive income					6,386

Cash dividends ($0.40 per common share)			(1,638)		(1,638)

Excess tax benefit from stock-based compensation		9			9

Stock options expense		200			200

Issued 6,172 shares under dividend reinvestment plan	3	84			87

Issued 7,784 shares under employee stock purchase plan	4	87			91

Issued 11,090 restricted shares, net of forfeitures of 1,388 shares	6	(6)			—

Balance, September 30, 2011	$2,054	$41,034	$23,971	$1,140	68,199

See Notes to Unaudited Consolidated Financial Statements

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES:
Interest received	$23,607	$23,425
Fees received	9,352	9,621
Interest paid	(5,364)	(5,635)
Cash paid to employees and vendors	(17,359)	(15,710)
Pension plan contributions	(120)	(150)
Income taxes paid	(1,983)	(2,742)
Proceeds from sale of loans held for resale	15,751	7,705
Originations of loans held for resale	(18,192)	(8,043)

Net cash provided by operating activities	5,692	8,471

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(15,626)	(86,552)
Proceeds from sales	770	—
Proceeds from maturities	13,654	66,788
Held to maturity securities:
Purchases	(679)	(130)
Proceeds from maturities and calls	396	1,461
Cash paid for bank owned life insurance	(2,000)	—
Additions to properties and equipment	(541)	(2,394)
Sale of other real estate	—	96
Increase in loans, net of repayments	(40,097)	(15,934)

Net cash used in investing activities	(44,123)	(36,665)

FINANCING ACTIVITIES:
Proceeds from borrowings	—	3,554
Repayments of borrowings	(13,065)	(19,173)
Net increase in deposits	68,781	35,778
Dividends paid	(816)	(566)
Issuance of common stock	178	13,621

Net cash provided by financing activities	55,078	33,214

Net increase in cash and equivalents	16,647	5,020

CASH AND CASH EQUIVALENTS:
Beginning of period	13,722	12,983

End of period	$30,369	$18,003

(continued)

(in thousands)
	Nine Months Ended
	September 30,
	2011	2010
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$4,773	$4,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,065	1,405
Deferred tax expense (benefit)	36	(665)
Provision for loan and lease losses	1,656	2,535
Net gain on sales of securities	(26)	(6)
Premium on loans sold	(105)	(73)
Stock options expense	200	161
Proceeds from sale of loans held for resale	15,751	7,705
Originations of loans held for resale	(18,192)	(8,043)
Changes in assets and liabilities affecting cash flow:
Other assets	(562)	115
Other liabilities	1,096	980

NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,692	$8,471

See Notes to Unaudited Consolidated Financial Statements

PART 1— FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct, wholly-owned subsidiaries: (i) Evans Bank, National Association (the “Bank”), and the Bank’s subsidiaries, Evans National Leasing, Inc. (“ENL”), Evans National Holding Corp. (“ENHC”) and Suchak Data Systems, LLC (“SDS”); and (ii) Evans National Financial Services, LLC (“ENFS”), and ENFS’s subsidiary, The Evans Agency, LLC (“TEA”) and TEA’s subsidiaries, Frontier Claims Services, Inc. (“FCS”) and ENB Associates Inc. (“ENBA”), in preparation of the accompanying interim unaudited consolidated financial statements conform with U.S. generally accepted accounting principles (“GAAP”) and with general practice within the industries in which it operates. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made. Certain reclassifications have been made to the 2010 unaudited consolidated financial statements to conform to the presentation used in 2011.

The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of filing.

2. SECURITIES

The amortized cost of securities and their approximate fair value at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	(in thousands)
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$25,018	$1,223	$(4)	$26,237
States and political subdivisions	32,169	1,450	(3)	33,616

Total debt securities	$57,187	$2,673	$(7)	$59,853

Mortgage-backed securities:
FNMA	$14,408	$680	$—	$15,088
FHLMC	7,681	243	—	7,924
GNMA	6,334	229	—	6,563
CMO’S	2,310	44	—	2,354

Total mortgage-backed securities	$30,733	$1,196	$—	$31,929

Total securities designated as available for sale	$87,920	$3,869	$(7)	$91,782

Held to Maturity:
Debt securities:
States and political subdivisions	$2,400	$27	$(11)	$2,416

Total securities designated as held to maturity	$2,400	$27	$(11)	$2,416

Total securities	$90,320	$3,896	$(18)	$94,198

	December 31, 2010
	(in thousands)
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$23,130	$609	$(95)	$23,644
States and political subdivisions	35,796	726	(225)	36,297

Total debt securities	$58,926	$1,335	$(320)	$59,941

Mortgage-backed securities:
FNMA	$10,207	$320	$(65)	$10,462
FHLMC	9,541	79	(53)	9,567
GNMA	4,763	38	0	4,801
CMO’S	2,659	11	(19)	2,651

Total mortgage-backed securities	$27,170	$448	$(137)	$27,481

Total securities designated as available for sale	$86,096	$1,783	$(457)	$87,422

Held to Maturity:
Debt securities:
States and political subdivisions	$2,140	$22	$(32)	$2,130

Total securities designated as held to maturity	$2,140	$22	$(32)	$2,130

Total securities	$88,236	$1,805	$(489)	$89,552

Available for sale securities with a total fair value of $72.1 million and $65.6 million at September 30, 2011 and December 31, 2010, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY. The Company had a total of $22.0 million and $35.6 million in borrowed funds with FHLBNY at September 30, 2011 and December 31, 2010, respectively. The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements. As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY. The Bank held $1.8 million and $2.4 million in FHLBNY stock as of September 30, 2011 and December 31, 2010, respectively.

The scheduled maturities of debt and mortgage-backed securities at September 30, 2011 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	September 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	cost	Value	cost	Value
	(in thousands)		(in thousands)
Debt securities available for sale:
Due in one year or less	$2,234	$2,265	$2,774	$2,800
Due after one year through five years	16,942	17,510	19,324	19,750
Due after five years through ten years	21,880	23,134	21,157	21,549
Due after ten years	16,131	16,944	15,671	15,842

	57,187	59,853	58,926	59,941

Mortgage-backed securities available for sale	30,733	31,929	27,170	27,481

Total securities designated as available for sale	$87,920	$91,782	$86,096	$87,422

Debt securities held to maturity:
Due in one year or less	$1,233	$1,229	$766	$765
Due after one year through five years	526	540	459	464
Due after five years through ten years	40	42	285	297
Due after ten years	601	605	630	604

	2,400	2,416	2,140	2,130

Mortgage-backed securities held to maturity	—	—	—	—

Total securities designated as held to maturity	2,400	2,416	2,140	2,130
Total Securities	$90,320	$94,198	$88,236	$89,552

Information regarding unrealized losses within the Company’s available for sale securities at September 30, 2011 and December 31, 2010, is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	September 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$796	($4)	$—	$—	$796	($4)
States and political subdivisions	—	—	305	(3)	305	(3)

Total debt securities	$796	($4)	$305	($3)	$1,101	($7)

Mortgage-backed securities:
FNMA	$—	$—	$—	$—	$—	$—
FHLMC	—	—	—	—	—	—
GNMA	—	—	—	—	—	—
CMO’S	—	—	—	—	—	—

Total mortgage-backed securities	$—	$—	$—	$—	$—	$—

Held To Maturity:
Debt securities:
U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	679	(4)	1,169	(7)	1,848	(11)

Total temporarily impaired securities	$1,475	($8)	$1,474	($10)	$2,949	($18)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$3,705	($95)	$—	$—	$3,705	($95)
States and political subdivisions	9,144	(225)	—	—	9,144	(225)

Total debt securities	$12,849	($320)	$—	$—	$12,849	($320)

Mortgage-backed securities:
FNMA	$3,113	($65)	$—	$—	$3,113	($65)
FHLMC	7,897	(53)	—	—	7,897	(53)
CMO’S	2,011	(19)	—	—	2,011	(19)

Total mortgage-backed securities	$13,021	($137)	$—	$—	$13,021	($137)

Held To Maturity:
Debt securities:
U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	466	(28)	862	(4)	1,328	(32)

Total temporarily impaired securities	$26,336	($485)	$862	($4)	$27,198	($489)

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase. The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities. Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase. The Company did not own any out-of-state municipal bonds at September 30, 2011 or December 31, 2010. Bonds rated below A are reviewed periodically to ensure their continued credit worthiness. While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Company’s general market area. Those municipalities are typically customers of the Bank whose financial situation is familiar to management. The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

Although concerns have been raised in the marketplace recently about the health of municipal bonds, the Company has not experienced any credit troubles in this portfolio and does not believe any credit troubles are imminent. Aside from the non-rated municipal securities to local municipalities discussed above that are considered held-to-maturity, all of the Company’s available-for-sale municipal bonds are investment-grade government obligation (“G.O.”) bonds. G.O. bonds are generally considered safer than revenue bonds because they are backed by the full faith and credit of the government while revenue bonds rely on the revenue produced by a particular project. All of the Company’s municipal bonds are to municipalities in New York State. To the Company’s knowledge, there has never been a default of a NY G.O. in the history of the state. Historical performance does not guarantee future performance, but the Company believes that it does indicate that the risk of loss on default of a G.O. municipal bond for the Company is relatively low.

Management has assessed the securities available for sale in an unrealized loss position at September 30, 2011 and December 31, 2010 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment charges in 2011 or 2010, the gross unrealized losses amounted to less than 0.1% of the total fair value of the securities portfolio at September 30, 2011 and December 31, 2010, and the gross unrealized loss position decreased by $0.5 million from December 31, 2010 to September 30, 2011. Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future. The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
September 30, 2011
Securities available-for-sale:
U.S. government agencies	$—	$26,237	$—	$26,237
States and political subdivisions	—	33,616	—	33,616
Mortgage-backed securities	—	31,929	—	31,929
Mortgage servicing rights	—	—	353	353
December 31, 2010
Securities available-for-sale:
U.S. government agencies	$—	$23,644	$—	$23,644
States and political subdivisions	—	36,297	—	36,297
Mortgage-backed securities	—	27,481	—	27,481
Mortgage servicing rights	—	—	388	388

Securities available for sale

Fair values for securities are determined using independent pricing services and market-participating brokers. The pricing service and brokers use a variety of techniques to arrive at fair value including market maker bids, quotes, and pricing models. Inputs to their pricing models include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. Management obtains a single market quote or price estimate for each security. Management has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control. Securities available for sale are classified as Level 2 in the fair value hierarchy as the valuation provided by the third-party provider uses observable market data.

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) do not trade in an active, open market with readily observable prices. Accordingly, the Company obtains the fair value of the MSRs using a third-party pricing provider. The provider determines the fair value by discounting projected net servicing cash flows of the remaining servicing portfolio. The valuation model used by the provider considers market loan prepayment predictions and other economic factors. The fair value of MSRs is mostly affected by changes in mortgage interest rates since rate changes cause the loan prepayment acceleration factors to increase or decrease. All assumptions are market driven. Management has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of MSRs to enable management to maintain an appropriate system of internal control. Mortgage servicing rights are classified within Level 3 of the fair value hierarchy as the valuation is model driven and primarily based on unobservable inputs.

The following table summarizes the changes in fair value for items measured at fair value (Level 3) on a recurring basis using significant unobservable inputs during the three and nine month periods ended September 30, 2011:

Mortgage servicing rights— June 30, 2011	$442
Gains (losses) included in earnings	(108)
Additions from loan sales	19

Mortgage servicing rights—September 30, 2011	$353

Mortgage servicing rights—December 31, 2010	$388
Gains (losses) included in earnings	(145)
Additions from loan sales	110

Mortgage servicing rights—September 30, 2011	$353

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
September 30, 2011
Impaired loans	$—	$—	$11,569	$11,569
December 31, 2010
Impaired loans	$—	$—	$7,787	$7,787

Impaired loans

The Company evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Fair value is estimated based on the value of the collateral securing these loans. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business. The Company has an appraisal policy in which appraisals are obtained upon a loan being downgraded on the Company’s internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral. All impaired loans are either graded a 6 or 7 on the internal loan rating scale. Subsequent to the downgrade, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal. Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers. Impaired loans had a gross value of $12.7 million, with a valuation allowance of $1.1 million, at September 30, 2011, compared with a gross value of $9.3 million, with a valuation allowance of $1.5 million, at December 31, 2010.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 2011 and December 31, 2010, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$30,369	$30,369	$13,722	$13,722
Available for sale securities	91,782	91,782	87,422	87,422
Held to maturity securities	2,400	2,416	2,140	2,130
FHLB and FRB stock	3,255	3,255	3,770	3,770
Loans and leases, net	557,867	583,401	517,554	535,338
Mortgage servicing rights	353	353	388	388
Financial liabilities:
Deposits	$613,238	$616,660	$544,457	$544,889
Other borrowed funds and securities sold under agreements to repurchase	27,831	28,910	40,896	41,710
Junior subordinated debentures	11,330	11,330	11,330	11,330
Commitments to extend credit	199	199	120	120

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

Cash and Cash Equivalents. For these short-term instruments, the carrying amount is a reasonable estimate of fair value. “Cash and Cash Equivalents” includes interest-bearing deposits at other banks.

Securities available for sale. Fair values for available-for-sale securities are determined using independent pricing services and market-participating brokers. The pricing service and brokers use a variety of techniques to arrive at fair value including market maker bids, quotes, and pricing models. Inputs to their pricing models include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. Management obtains a single market quote or price estimate for each security. These quoted prices reflect current information based on orderly transactions. These are considered Level 2 inputs under ASC Topic 820.

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

Loans and Leases, net. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, net of the appropriate portion of the allowance for loan losses. For variable rate loans, the carrying amount is a reasonable estimate of fair value. This fair value calculation is not necessarily indicative of the exit price, as defined in ASC Topic 820.

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

Commitments to extend credit and standby letters of credit. As described in Note 7—“Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at September 30, 2011 and December 31, 2010. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities. The carrying value approximates the fair value.

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

All interest due but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cost-recovery method, until it again qualifies for an accrual basis. Any cash receipts on non-accrual loans reduce the carrying value of the loans. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current, the adverse circumstances which resulted in the delinquent payment status are resolved, and payments are made in a timely manner for a period of time sufficient to reasonably assure their future dependability. At a minimum, this period of time is at least six months.

The Bank considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect principal or interest due according to the contractual terms of the loan. Commercial mortgage, commercial and industrial (“C&I”), and large balance leases (greater than $50,000) are identified for evaluation and individually considered impaired. These loans and leases are assessed for any impairment. Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Consumer loans and smaller balance leases are collectively evaluated for impairment. Since these loans and leases are not individually identified and evaluated, they are not considered impaired loans. The one exception is for consumer loans and smaller balance direct financing leases that are considered troubled debt restructurings (“TDR”) since all TDR loans and leases are considered impaired.

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

•	Substandard assets have a high probability of payment default, or they have other well-defined weaknesses. They require more intensive supervision by bank management.

•

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

•	This risk rating includes the pool of consumer loans, including residential mortgages and home equities, that are 90 or more days past due or in non-accrual status.

•

7-Doubtful: An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	A doubtful asset has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification of loss is deferred.

•

Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity. Pending events can include mergers, acquisitions, liquidations, capital injections, the perfection of liens on additional collateral, the valuation of collateral, and refinancing.

•

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

Leases

The Bank’s leasing operations consist principally of the leasing of various types of small ticket commercial equipment. The Company follows ASC Topic 840, “Leases,” for all of its direct financing leases. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income, net of the remaining mark. In the third quarter of 2009, the Company announced its intention to sell the leasing portfolio. As a result, the Company classified the leasing portfolio as held-for-sale and marked the portfolio down to its fair market value as of June 30, 2009. As of September 30, 2009, management decided to service the portfolio to maturity. As a result, the portfolio was transferred to held-for-investment. The carrying value of the leasing portfolio amounted to $7.8 million and $15.5 million at September 30, 2011 and December 31, 2010, respectively. The CQI used for leases are delinquency and accruing status. The leasing CQI’s are discussed in more detail in the Credit Quality Indicators section of this footnote.

Loan and Lease Portfolio Composition

The following table presents selected information on the composition of the Company’s loan and lease portfolio as of the dates indicated:

	September 30, 2011	December 31, 2010
	(in thousands)
Mortgage loans on real estate:
Residential mortgages	$70,430	$69,958
Commercial and multi-family	288,808	261,371
Construction—residential	2,572	1,320
Construction—commercial	30,481	32,332
Home equities	54,618	53,120

Total real estate loans	446,909	418,101

Direct financing leases	7,783	15,475
Commercial and industrial loans	110,047	91,445
Consumer loans	1,944	2,458
Other	1,531	252
Net deferred loan origination costs	361	247

Total gross loans	568,575	527,978

Allowance for loan losses	(10,708)	(10,424)

Loans, net	$557,867	$517,554

Residential Mortgages: The Company originates adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in the Company’s market area. They are amortized over 10 to 30 years. Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 80% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk because they are secured by an incomplete dwelling.

Due to the lack of foreclosure activity and absence of any ongoing litigation, the Company has no accrual for loss contingencies or potential costs associated with foreclosure-related activities.

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages. During the three month period ended September 30, 2011, the Bank sold mortgages to FNMA totaling $2.6 million, as compared with $2.8 million sold during the three month period ended September 30, 2010. During the nine month period ended September 30, 2011, the Bank sold mortgages to FNMA totaling $15.8 million, as compared with $7.6 million during the nine month period ended September 30, 2010. At September 30, 2011, the Bank had a loan servicing portfolio principal balance of $55.8 million upon which it earns servicing fees, as compared with $54.6 million at June 30, 2011 and $44.2 million at December 31, 2010. The value of the mortgage servicing rights for that portfolio was $0.4 million at September 30, 2011, June 30, 2011, and December 31, 2010. Residential mortgage loans held-for-sale were $1.7 million at September 30, 2011 compared with $0 at June 30, 2011 and $2.9 million at December 31, 2010. The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud and no reserve for FNMA repurchases has been recorded.

Commercial and Multi-Family Mortgages: Commercial real estate loans are made to finance the purchases of real estate with completed structures or those in the midst of being constructed. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, hotels, retail stores or plazas, healthcare facilities, and other non-owner-occupied facilities. These loans are less risky than commercial and industrial loans, since they are secured by real estate and buildings. The Company offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis. Many of these mortgage loans either mature or are subject to a rate call after three to five years. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition, and the underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property. Construction loans have a unique risk because they are secured by an incomplete dwelling.

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

Direct Financing Leases: From January 2005 to April 2009 the Company originated direct financing leases of commercial small-ticket general business equipment to companies located throughout the United States. These leases carry a high risk of loss. As a result of the increase in credit risks, poor performance in the portfolio, the lack of strategic fit with the Company’s community banking philosophy, and with the intention of reallocating capital back to its core business, management announced its exit from the national leasing business in April 2009. As a result of management’s decision to sell the portfolio a mark-to-market adjustment of $7.2 million was made on June 30, 2009. The mark was charged off against the allowance. The portfolio was subsequently placed back into held-for-investment as of September 30, 2009 after management determined that a greater value for the portfolio would be realized by keeping it and servicing it to maturity rather than selling it. The portfolio was re-classified as held-for-investment using the same $7.2 million mark. Since that time, leases that are determined to have zero value have been applied to the remaining mark, rather than charged off through the allowance. In addition to the remaining mark, there is an allowance for lease losses of $1.2 million at September 30, 2011.

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

Other Loans: These loans include $1.5 million and $0.3 million at September 30, 2011 and December 31, 2010, respectively, of overdrawn deposit accounts classified as loans.

Net loan commitment fees are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period.

Credit Quality Indicators

The following tables provide data, at the class level, of credit quality indicators of certain loans and leases for the dates specified:

September 30, 2011
(in thousands)
Corporate Credit Exposure—By Credit Rating	Commercial Real Estate Construction	Commercial Real Estate Other	Total Commercial Real Estate	Commercial and Industrial
3	$25,144	$244,080	$269,224	$77,732
4	3,522	34,604	$38,126	21,474
5	362	908	$1,270	5,148
6	1,453	9,216	$10,669	5,258
7	—	—	—	435

Total	$30,481	$288,808	$319,289	$110,047

December 31, 2010
(in thousands)
Corporate Credit Exposure—By Credit Rating	Commercial Real Estate Construction	Commercial Real Estate Other	Total Commercial Real Estate	Commercial and Industrial
3	$25,584	$212,825	$238,409	$60,728
4	2,703	37,393	40,096	19,692
5	2,565	2,176	4,741	4,699
6	1,480	8,977	10,457	4,966
7	—	—	—	1,360

Total	$32,332	$261,371	$293,703	$91,445

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

The Company’s consumer loans, including residential mortgages and home equity loans, are not individually risk rated or reviewed in the Company’s loan review process. Consumers, unlike commercial customers, are not required to provide the Company with updated financial information. Consumer loans are also smaller in balances. Given the lack of updated information since the initial underwriting of the loan and small size of individual loans, the Company uses the delinquency status as the credit quality indicator for consumer loans. The delinquency table is shown below. The Company does not lend to sub-prime borrowers. Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are placed in non-accrual status.

Similar to consumer loans, direct financing leases are evaluated in pools according to delinquency and accruing status rather than assigned risk ratings. Given the comparable lower credit quality of the leasing portfolio, leases are rarely kept in accruing status beyond 30 days past due. Non-accrual leases are assigned a reserve percentage based on the historical loss history of the Company’s non-accrual lease portfolio. Evaluating non-accruing leases as a pool is appropriate as they are small-balance and homogeneous in nature. On a quarterly basis, large leases (defined as leases greater than $50,000 in balances) are evaluated for any deterioration not readily apparent through payment performance. If any risk factors become apparent during the review such as deteriorating financial performance for the customer’s business or requests for a restructuring from the original terms of the contract, management places those large leases that are performing from a payment perspective but have some indications of credit deterioration into a second pool. These large leases with additional risk are assigned a reserve percentage reflective of the additional risk characteristics while taking into account the adequate payment performance. The Company performs specific impairment tests for two large leases because they contain significantly different risk characteristics than the remaining leasing portfolio. One of the leases is with a local borrower with whom the Bank has a developed relationship and a restructuring plan is in place. The second lease is with a large public company that declared bankruptcy in the fourth quarter of 2010. The Bank is considered a secured creditor in the bankruptcy and has received payments as scheduled in 2011. While the two large leases have characteristics of troubled credits and are classified as nonaccrual, management does not believe these two leases have similar characteristics as compared with the remaining lease portfolio. Management believes appropriate reserves have been established on an individual basis for the two leases. All other leases are placed in a third pool and assigned a reserve percentage commensurate with the credit history of the Company’s leasing portfolio, delinquency trends, non-accrual trends, charge-off trends, and general macro-economic factors.

Past Due Loans and Leases

The following tables provide an analysis of the age of the recorded investment in loans and leases that are past due as of the dates indicated:

September 30, 2011
(in thousands)
	30-59 days	60-89 days	90+ days	Total Past Due	Current Balance	Total Balance	90+ Days Accruing	Non- accruing Loans and Leases
Commercial and industrial	$425	$1,487	$1,127	$3,039	107,008	$110,047	$21	$2,458
Residential real estate:
Residential	278	209	910	1,397	69,033	70,430	367	741
Construction	—	—	342	342	2,230	2,572	—	175
Commercial real estate:
Commercial	—	2,476	3,867	6,343	282,465	288,808	431	7,113
Construction	—	—	1,453	1,453	29,028	30,481	167	1,453
Home equities	189	284	663	1,136	53,482	54,618	—	723
Direct financing leases	313	146	844	1,303	6,480	7,783	—	1,549
Consumer	113	67	5	185	1,759	1,944	—	133
Other	—	—	—	—	1,892	1,892	—	—

Total Loans	$1,318	$4,669	$9,211	$15,198	$553,377	$568,575	$986	$14,345

December 31, 2010
(in thousands)
	30-59 days	60-89 days	90+ days	Total Past Due	Current Balance	Total Balance	90+ Days Accruing	Non- accruing Loans and Leases
Commercial and industrial	$403	$200	$1,827	$2,430	$89,015	$91,445	$—	$2,203
Residential real estate:
Residential	684	393	662	1,739	68,219	69,958	—	696
Construction	—	—	186	186	1,134	1,320	—	186
Commercial real estate:
Commercial	351	4,196	2,014	6,561	254,810	261,371	—	5,724
Construction	6,277	—	1,655	7,932	24,400	32,332	805	850
Home equities	437	—	118	555	52,565	53,120	—	256
Direct financing leases	609	224	1,578	2,411	13,064	15,475	1	2,930
Consumer	83	135	190	408	2,050	2,458	—	276
Other	1	—	—	1	498	499	—	—

Total Loans	$8,845	$5,148	$8,230	$22,223	$505,755	$527,978	$806	$13,121

Allowance for loan and lease losses

The provision for loan and lease losses represents the amount charged against the Bank’s earnings to maintain an allowance for probable loan and lease losses inherent in the portfolio based on management’s evaluation of the loan and lease portfolio at the balance sheet date. Factors considered by the Bank’s management in establishing the allowance include: the collectability of individual loans and leases, current loan and lease concentrations, charge-off history, delinquent loan and lease percentages, fair value of the collateral, input from regulatory agencies, and general economic conditions.

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

The general portfolio allocation is segmented into pools of loans with similar characteristics. Separate pools of loans include loans pooled by loan grade and by portfolio segment. Loans graded 5 or worse (“criticized loans”) that exceed a material balance threshold are evaluated by the Company’s credit department to determine if the collateral for the loan is worth less than the loan. All of these “shortfalls” are added together and divided by the respective loan pool to calculate the quantitative factor applied to the respective pool. These loans are not considered impaired because the cash flow of the customer and the payment history of the loan suggest that it is probable that the Company will be able to collect the full amount of principal and interest as contracted and are thus still accruing interest.

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

Direct financing leases are segregated from the rest of the loan portfolio in determining the appropriate allowance for that portfolio segment. The Company performs a historical loss migration analysis for non-accruing leases which is updated by examining the non-accruing lease portfolio at different points in time and studying what percentage of the non-accruing portfolio ends up being charged off. There are selected large leases in non-accruing status which carry different characteristics than the rest of the portfolio. The Company has more information on these particular lessees. The underwriting for these leases was different due to the size of the leases and the subsequent servicing of these leases was also more intensive. Due to the elevated level of information on these leases, the Company is able to specifically analyze these leases and allocate an appropriate specific reserve based on the information available including cash flow, payment history, and collateral value. These selected large leases are not considered when performing the migration analysis. All of the remaining leases not in non-accrual are allocated a reserve based on several factors including: delinquency and non-accrual trends, charge-off trends, and national economic conditions.

Changes in the allowance for loan and lease losses for the nine months ended September 30, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
Beginning balance, January 1	$10,424	$6,971
Provision for loan and lease losses	1,656	2,535
Recoveries	44	18
Loans and leases charged off	(1,416)	(425)

Ending balance, September 30	$10,708	$9,099

The following tables summarize the allowance for loan and lease losses according to portfolio segment, as of September 30, 2011:

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer ^	Residential Mortgages*	Home equities	Direct Financing Leases	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$3,435	$4,252	$29	$548	$540	$1,471	$149	$10,424
Charge-offs	(1,225)	(174)	(17)	—	—	—	—	(1,416)
Recoveries	28	7	8	—	1	—	—	44
Provision	1,427	159	39	148	125	(242)	—	1,656

Ending balance	$3,665	$4,244	$59	$696	$666	$1,229	$149	$10,708

Allowance for loan and lease losses:
Individually evaluated for impairment	$48	$574	$10	$—	$—	$462	$—	$1,094
Collectively evaluated for impairment	3,617	3,670	49	696	666	767	149	9,614
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total	$3,665	$4,244	$59	$696	$666	$1,229	$149	$10,708

Loans and leases:
Ending balance:
Individually evaluated for impairment	$2,504	$8,566	$52	$—	$327	$1,135	$—	$12,584
Collectively evaluated for impairment	107,543	310,723	3,344	73,002	54,291	6,648	—	555,551
Loans acquired with deteriorated credit quality	—	—	79	—	—	—	—	79

Total**	$110,047	$319,289	$3,475	$73,002	$54,618	$7,783	$—	$568,214

*	Includes construction loans
^	Includes other loans
**	Excludes net deferred loan origination costs

Impaired Loans and Leases

The following tables provide data, at the class level, of impaired loans and leases as of the dates indicated:

	At September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$2,189	$2,229	$—	$1,655	$51	$28
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	3,204	3,372	—	2,705	196	40
Construction	1,453	1,497	—	1,324	37	3
Home equities	327	327	—	331	—	8
Direct financing leases	—	—	—	—	—	—
Consumer	79	170	—	84	10	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$7,252	$7,595	$—	$6,099	$294	$79

	At September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
With a related allowance recorded:
Commercial and industrial	$315	$318	$48	$315	$14	$—
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	3,909	4,120	574	3,928	178	—
Construction	—	—	—	—	—	—
Home equities	—	—	—	—	—	—
Direct financing leases	1,135	1,205	462	1,452	71	1
Consumer	52	56	10	54	3	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$5,411	$5,699	$1,094	$5,749	$266	$1

	At September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
Total
Commercial and industrial	$2,504	$2,547	$48	$1,970	$65	$28
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	7,113	7,492	574	6,633	374	40
Construction	1,453	1,497	—	1,324	37	3
Home equities	327	327	—	331	—	8
Direct financing leases	1,135	1,205	462	1,452	71	1
Consumer	131	226	10	138	13	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$12,663	$13,294	$1,094	$11,848	$560	$80

	At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
Commercial and industrial	$2,203	$2,610	$803
Residential real estate:
Residential	—	—	—
Construction	—	—	—
Commercial real estate:
Commercial	5,724	6,515	616
Construction	850	867	15
Home equities	—	—	—
Direct financing leases	522	524	78
Consumer	—	—	—
Other	—	—	—

Total impaired loans and leases	$9,299	$10,516	$1,512

There were $7.3 million in impaired loans with no related allowance at September 30, 2011. The Company did not have any impaired loans for which there is no related allowance for credit loss at December 31, 2010. As management identifies impaired loans that are collateral dependent, new appraisals are ordered to determine the fair value of the collateral. It should also be noted that when estimating the fair value of collateral for the purpose of performing an impairment test, management further reduces the appraised value of the collateral to account for estimated selling or carrying costs, age of the appraisal if applicable, or any other perceived market or borrower-specific risks to the value of the collateral. There have been several large commercial relationships identified as impaired in 2011, including two relationships totaling $3.1 million identified in the third quarter, that have collateral values greater than their loan values, resulting in no allowance recorded for those relationships. In addition, $1.2 million of the $7.3 million in impaired loans with no related allowance represents loans that were charged off to their collateral value, thereby resulting in no remaining allowance as of September 30, 2011.

The interest income in the preceding tables as of September 30, 2011 was interest income recognized prior to these loans and leases being identified as impaired and placed on non-accrual. The Company did not recognize any interest income on those loans and leases while they were on non-accrual and impaired.

Non-performing loans and leases

The following table sets forth information regarding non-performing loans and leases as of the dates specified:

	September 30, 2011	December 31, 2010
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential mortgages	$741	$696
Commercial and multi-family	7,113	5,724
Construction-residential	175	186
Construction-commercial	1,453	850
Home equities	723	256

Total real estate loans	10,205	7,712
Direct financing leases	1,549	2,930
Commercial and industrial loans	2,458	2,203
Consumer loans	133	276
Other	—	—

Total non-accruing loans and leases	$14,345	$13,121

Accruing loans 90+ days past due	986	806

Total non-performing loans and leases	$15,331	$13,927

Total non-performing loans and leases	2.09%	2.07%
to total assets
Total non-performing loans and leases	2.70%	2.64%
to total loans and leases

As described earlier in this Note to Unaudited Consolidated Financial Statements, the Company does not classify small-balance homogenous non-accruing loans and leases, particularly residential mortgages, home equities, and direct financing leases, as impaired loans unless they are identified as TDR’s since there are not individual impairment tests performed for each of these loans and leases. As a result, total non-accruing loans and leases is great than total impaired loans and leases.

Troubled debt restructurings

The Company had $5.0 million in loans and leases that were restructured and deemed to be a TDR at September 30, 2011 with $4.2 million of those balances in non-accrual status. Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable. None of the restructurings were made under a government assistance program. One commercial mortgage loan for $0.2 million is covered under the loss-sharing arrangement with the FDIC described below under “Covered Loans and the Related Allowance.” These restructurings were allowed in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial difficulty. There were no new TDR’s identified as a result of the Company’s adoption of Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring as discussed more fully in Note 9. The following table presents the Company’s TDR loans and leases as of September 30, 2011:

	September 30, 2011
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commerical and industrial	$46	$—	$46	$—

Residential real estate:
Residential	—	—	—	—
Construction	—	—	—	—
Commerical real estate:
Commercial and multi family	3,612	3,612	—	539
Construction	—	—	—	—

Home equities	327	—	327	—
Direct financing leases	975	611	364	438
Consumer loans	—	—	—	—
Other	—	—	—	—

Total troubled restructured loans and leases	$4,960	$4,223	$737	$977

The following tables show the data for TDR activity for the periods indicated in 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
($ in thousands)
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial and Industrial	—	$—	$—	—	$—	$—
Residential Real Estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial Real Estate:
Commercial and Multi-Family	1	224	224	3	3,742	3,742
Construction	—	—	—	—	—	—
Home Equities	1	327	327	1	327	327
Direct financing leases	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Prior to 2011, most of the Company’s TDRs have been in the leasing portfolio. The most common modification and concession made by the Company is to permit the borrower to skip lease payments and add additional payments to the end of the lease. Commercial real estate TDR’s are comprised of two relationships. One relationship, consisting of two loans for $3.5 million, was restructured in the first quarter of 2011. The loans, which were placed on nonaccrual in the fourth quarter of 2010 and considered impaired as of December 31, 2010, were restructured to a reduced interest-only payment structure in the first quarter of 2011 for a period of one year while the borrower attempts to sell the property or improve cash flow. The other loan is for $0.2 million and is on nonaccrual as of September 30, 2011. This second loan is covered under the loss-sharing agreement with the FDIC described below under “Covered Loans and the Related Allowance.” The loan had a partial charge-off for $0.2 million in the third quarter of 2011, with 80% of that amount to be reimbursed by the FDIC. As the loan was charged down to its margined collateral value, there is no reserve on the loan as of September 30, 2011. This loan was also restructured as an interest-only payment structure for less than a one year period while the borrower attempts to either sell the property or improve cash flow.

The home equity modification is a 12 month interest only agreement. As the loan is a TDR, it is considered impaired, but there is no reserve as the there is adequate collateral value. Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the three and nine month periods ended September 30, 2011 and 2010.

The reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At September 30, 2011, there were no commitments to lend additional funds to debtors owing loans or leases whose terms have been modified in TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan or lease is determined to be uncollectible, the loan or lease will be charged off. A loan or lease is considered in default for purposes of the following table when the loan or lease is 90 days past due or is charged off. The following table presents loans and leases which were classified as TDR’s during the previous 12 months which have defaulted during the three and nine month periods ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and Industrial	—	$—	—	$—
Residential Real Estate:
Residential	—	—	—	—
Construction	—	—	—	—
Commercial Real Estate:
Commercial and Multi-Family	—	—	—	—
Construction	—	—	—	—
Home Equities	—	—	—	—
Direct financing leases	3	46	9	245

The only defaults on TDR’s in 2011 have occurred in the leasing portfolio. All leasing TDR’s that are non-accruing are reserved in a pool with all other non-accruing leases as they possess similar risk characteristics. Leasing TDR’s that are accruing interest and considered performing are reserved in a pool with all other performing leases as they are considered to possess similar risk characteristics.

Covered Loans and the Related Allowance

On July 24, 2009, the Bank entered into a definitive purchase and assumption agreement with the FDIC under which the Bank assumed approximately $51.0 million in liabilities, consisting almost entirely of deposits, and purchased substantially all of the assets of Waterford Village Bank. The loan portfolio acquired in the transaction was $42.0 million. The loans acquired in that acquisition are referred to as “covered” loans because they are “covered” by a loss sharing agreement with the FDIC. The agreement calls for the FDIC to reimburse the Bank for 80% of losses up to $5.6 million and to reimburse the Bank for 95% of losses beyond that threshold. At acquisition, the Company marked the covered loan portfolio to its market value and the allowance for loan and lease losses related to the covered loans was zero. Since acquisition, management has provisioned for any incremental increases in estimated credit losses due to deterioration in specific loans or increased risk factors on pools of loans. As a result of the FDIC guarantees, the provision for loan and lease losses and the allowance for loan and lease losses at September 30, 2011 and December 31, 2010 are presented net of FDIC guarantees related to covered loans. The following table depicts the allowance for loan and lease losses related to covered loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Covered loans	$28,232	$34,157

Incremental estimated credit losses since acquisition	635	593
FDIC guarantee	(508)	(474)

Allowance for loan and lease losses	$127	$119

5. PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. The Company had 1,767 and 6,331 dilutive shares for the three and nine month periods ended September 30, 2011, respectively. For the three and nine month periods ended September 30, 2010 the Company had 1,257 and 3,121 dilutive shares, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and nine month periods ended September 30, 2011 there were approximately 207,049 and 196,901 shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive. There were 269,340 and 172,764 potentially anti-dilutive shares for the three and nine month periods ended September 30, 2010.

6. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011
	(in thousands)
	Banking Activities	Insurance Agency Activities	Total
Net interest income (expense)	$6,544	($30)	$6,514
Provision for loan and lease losses	159	—	159

Net interest income (expense) after provision for loan and lease losses	6,385	(30)	6,355
Non-interest income	1,335	—	1,335
Insurance service and fees	—	1,849	1,849
Non-interest expense	5,434	1,369	6,803

Income before income taxes	2,286	450	2,736
Income tax provision	646	164	810

Net income	$1,640	$286	$1,926

	Three Months Ended September 30, 2010
	(in thousands)
	Banking Activities	Insurance Agency Activities	Total
Net interest income (expense)	$6,286	($53)	$6,233
Provision for loan and lease losses	1,012	—	1,012

Net interest income (expense) after provision for loan and lease losses	5,274	(53)	5,221
Non-interest income	1,348	—	1,348
Insurance service and fees	—	1,775	1,775
Non-interest expense	5,095	1,354	6,449

Income before income taxes	1,527	368	1,895
Income tax provision	474	143	617

Net income	$1,053	$225	$1,278

	Nine Months Ended September 30, 2011
	(in thousands)
	Banking Activities	Insurance Agency Activities	Total
Net interest income (expense)	$19,186	($89)	$19,097
Provision for loan and lease losses	1,656	—	1,656

Net interest income (expense) after provision for loan and lease losses	17,530	(89)	17,441
Non-interest income	4,031	—	4,031
Insurance service and fees	—	5,539	5,539
Non-interest expense	16,063	4,106	20,169

Income before income taxes	5,498	1,344	6,842
Income tax provision	1,560	509	2,069

Net income	$3,938	$835	$4,773

	Nine Months Ended September 30, 2010
	(in thousands)
	Banking Activities	Insurance Agency Activities	Total
Net interest income (expense)	$18,562	($152)	$18,410
Provision for loan and lease losses	2,535	—	2,535

Net interest income (expense) after provision for loan and lease losses	16,027	(152)	15,875
Non-interest income	4,153	—	4,153
Insurance service and fees	—	5,651	5,651
Non-interest expense	15,257	4,191	19,448

Income before income taxes	4,923	1,308	6,231
Income tax provision	1,369	505	1,874

Net income	$3,554	$803	$4,357

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

	September 30, 2011	December 31, 2010
	(in thousands)
Commitments to extend credit	$154,652	$161,285

Standby letters of credit	3,509	3,687

Total	$158,161	$164,972

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

The Company is subject to possible litigation proceedings in the normal course of business. As of September 30, 2011 and December 31, 2010, there were no claims pending against the Company that management considered material.

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the nine month periods ended September 30, 2011 and 2010:

	Nine months ended September 30,
	(in thousands)
	Pension Benefits		Supplemental Executive Retirement Plan
	2011	2010	2011	2010
Service cost	$—	$—	$135	$123
Interest cost	163	161	142	141
Expected return on plan assets	(171)	(146)	—	—
Amortization of prior service cost	—	—	65	65
Amortization of the net loss	20	26	8	8

Net periodic cost	$12	$41	$350	$337

9. RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The main objective of the ASU is to clarify guidance in identifying restructuring of receivables that constitute TDR’s for a creditor so that there is more consistent application of U.S. GAAP for debt restructurings. The ASU clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim periods beginning after June 15, 2011. The Company adopted ASU 2011-02 for the three and nine month periods ended September 30, 2011. The Company did not identify any new TDR’s as a result of this standard. The ASU also clarified the effective date for new disclosure requirements for TDR’s, which have been included in Note 4 to these Unaudited Consolidated Financial Statements on Form 10-Q.

ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this ASU is to improve the accounting for repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. During the global economic crisis, capital market participants questioned the necessity and usefulness of the collateral maintenance guidance for the transferor’s ability criterion when determining whether a repo should be accounted for as a sale or as a secured borrowing. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU on January 1, 2012, but adoption should not have a significant impact on the Company’s repo accounting.

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new standard was issued to provide largely identical guidance about fair value measurement and disclosure requirements for IFRS and U.S. GAAP. The new standards do not extend the use of fair value but rather provide guidance about how fair value should be determined where it is already required or permitted. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. The new guidance is effective for interim and annual periods beginning after December 15, 2011. The ASU should not have a significant impact on the Company’s fair value measurements or disclosures.

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

ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company plans to adopt the ASU as of January 1, 2012. The Company will evaluate the need for a two-step goodwill impairment test each period subsequent to adoption. The Company does not expect adoption of this ASU to have a material effect on its financial statements.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The Company’s Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Company’s Unaudited Consolidated Financial Statements and Notes. These estimates, assumptions and judgments are based on information available as of the date of the Unaudited Consolidated Financial Statements. Accordingly, as this information changes, the Unaudited Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques. Refer to Note 3—“Fair Value Measurements” to the Company’s Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further detail on fair value measurement.

Significant accounting policies followed by the Company are presented in Note 1—“Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2010. These policies, along with the disclosures presented in the other Notes to the Company’s Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.

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

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model. The goodwill impairment testing is typically performed annually on December 31st. No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value. There was no change in circumstances during 2011 that prompted management to perform any interim goodwill impairment tests before December 31, 2011.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Activity

Total net loans and leases grew to $557.9 million at September 30, 2011, reflecting a $26.1 million or 4.9% increase from June 30, 2011 and a $40.3 million or 7.8% increase from December 31, 2010. The national direct financing lease portfolio declined $2.2 million during the third quarter to $7.8 million at September 30, 2011 as the Company ceased lease originations in the second quarter of 2009 and is winding down the portfolio and exiting this business line.

Core loans, defined as total gross loans less leases, were $560.8 million at September 30, 2011, a $28.3 million, or 5.3% increase from $532.5 million at June 30, 2011, and a $48.3 million, or 9.4% increase from $512.5 million at December 31, 2010. The annualized growth rate for the core loan portfolio improved to 21.2% in the third quarter from 10.3% in the second quarter of 2011 and 5.2% in the first quarter of 2011.

Loans secured by real estate were $446.9 million at September 30, 2011, an increase of $18.7 million or 4.4% from $428.2 million at June 30, 2011, and an increase of $28.8 million or 6.9% from $418.1 million at December 31, 2010. Commercial real estate lending has historically been the strength of the Company’s commercial loan officers and continues to drive loan growth for the Company. Commercial and multi-family real estate loans increased $10.5 million or 3.8% in the third quarter of 2011 while commercial construction loans experienced particularly strong growth of $4.9 million, or 19.1%, in the third quarter of 2011.

Residential mortgages increased from $70.0 million at December 31, 2010 and $68.0 million at June 30, 2011 to $70.4 million at September 30, 2011. The sluggish national residential real estate market has kept long-term fixed rate mortgage loan rates at or near all-time historic lows. As a result, the Company has sold the majority of its originated residential mortgage loans. This, along with prepayments from existing customers re-financing their homes, has resulted in the relatively low growth in residential mortgage balances during 2011 despite strong origination volume. Residential mortgage originations increased sharply in the first two quarters of 2011 before slowing the third quarter. Originations were $6.0 and $23.6 million in the three and nine month periods ended September 30, 2011, respectively, compared with $6.4 and $15.5 million in the three and nine month periods ended September 30, 2010, respectively.

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages. During the three and nine month periods ended September 30, 2011, the Bank sold mortgages to FNMA totaling $2.6 and $15.8 million, respectively, as compared with $2.8 and $7.7 million sold during the three and nine month periods ended September 30, 2010. At September 30, 2011, the Bank had a loan servicing portfolio principal balance of $55.8 million upon which it earns servicing fees, as compared with $54.6 million at June 30, 2011 and $44.2 million at December 31, 2010. The value of the mortgage servicing rights for that portfolio was $0.4 million at September 30, 2011, June 30, 2011, and December 31, 2010. The increase in the value of the mortgage servicing rights, as a result of the increase in the size of the servicing portfolio, has been mostly offset by the lower calculated value due to the decrease in market rates. Lower mortgage interest rates cause accelerated prepayment speeds in the valuation model which decreases the duration of the existing serviced mortgages. Residential mortgage loans held-

for-sale were $1.7 million at September 30, 2011 compared with $0 at June 30, 2011 and $2.9 million at December 31, 2010.

The Company continues to focus on C&I lending as a way to diversify its loan portfolio, which has historically experienced strong growth rates in commercial real estate loans. The C&I portfolio grew $8.6 million, or 8.5%, for the three months ended September 30, 2011. The Company has bolstered its C&I potential in the past year with new loan officers and improvements to its cash management capabilities via personnel, processes, and technology.

Leasing Portfolio

As noted above, management made the strategic decision in April 2009 to exit the national direct financing lease business and market the portfolio for sale. This decision resulted in the classification of the leasing portfolio as held-for-sale and the portfolio being marked to its market value at June 30, 2009. The mark-to-market adjustment was $7.2 million. At September 30, 2009, management determined to keep the lease portfolio and service it to maturity, terminated its plans to actively market the portfolio for sale, and the portfolio was placed back into held-for-investment at the revised carrying amount as of June 30, 2009. The difference between the principal value and the carrying value, initially created by the mark-to-market adjustment at June 30, 2009, reduces over time as individual leases deteriorate, become uncollectible, and are written off. The allowance for lease losses was zero at June 30, 2009 when the portfolio was classified as held-for-sale and reported at its fair market value. With the portfolio classified as held-for-investment at September 30, 2011, the portfolio has been evaluated in accordance with the Company’s normal credit review policies in determining the appropriate allowance for lease losses. During the third quarter of 2011, $0.1 million in leases were written off and the difference between the principal value and carrying value of the leases declined from $0.8 million to $0.7 million. The third quarter write-offs were flat when compared to the $0.1 million in net write-offs in the second quarter of 2011 and less than the $0.3 million written off in the third quarter of 2010. Non-performing leases declined for the third consecutive quarter. The balance of non-performing leases at September 30, 2011 was $1.5 million, down from $1.7 million at June 30, 2011, $2.1 million at March 31, 2011 and $2.9 million at December 31, 2010. The decrease in non-performing leases is due to both write-offs and pay-downs of those leases outpacing the rate of new leases going into non-accrual. With both leasing write-offs and non-accruing lease balances declining, management determined that it was appropriate to reduce the allowance for leasing losses by $0.2 million in the three month period ended September 30, 2011. The following table illustrates the write-off and allowance activity related to the leasing portfolio over the past five quarters:

	($ in thousands)
	2011			2010
	September 30,	June 30,	March 31,	December 31,	September 30,
Leasing Principal Balance	$8,467	$10,736	$13,339	$16,968	$20,869
Mark	(684)	(779)	(890)	(1,493)	(2,124)

Leasing Carrying Value	$7,783	$9,957	$12,449	$15,475	$18,745

Mark-to-Market Adjustment	$779	$890	$1,493	$2,124	$2,469
Net Write-Offs	(95)	(111)	(603)	(631)	(345)

Remaining Mark	$684	$779	$890	$1,493	$2,124

	For the three months ended
	2011			2010
	September 30,	June 30,	March 31,	December 31,	September 30,
Allowance for lease losses	$1,471	$1,471	$1,471	$1,077	$772
Provision for leases	(242)	—	—	394	305
Leasing net charge-offs	—	—	—	—	—

Allowance for lease losses	$1,229	$1,471	$1,471	$1,471	$1,077

Total mark plus allowance	$1,913	$2,250	$2,361	$2,964	$3,201
Mark + allowance/leasing principal balance	22.59%	20.96%	17.70%	17.47%	15.34%

Credit Quality of Loan Portfolio

Total non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled $15.3 million, or 2.70% of total loans and leases outstanding at September 30, 2011, compared with $12.8 million, or 2.36% of total loans and leases outstanding at June 30, 2011 and $13.9 million, or 2.64% of total loans and leases outstanding at December 31, 2010. In the third quarter of 2011, a $2.1 million agricultural loan relationship was placed into nonaccrual. The relationship consisted of four commercial mortgages for a total of $0.8 million and four C&I loans for a total of $1.3 million. The Company obtained new appraisals for the collateral in the third quarter that indicate there is sufficient collateral value to cover the total loan relationship amount. Also contributing to the increase in non-performing loans and leases during the quarter was a $1.0 million increase in loans 90 days past due and still accruing. The increase is comprised of $0.6 million in commercial mortgages and $0.4 million in residential mortgages. These loans are considered well secured and in the process of collection. Somewhat offsetting the overall increase in non-performing loans and leases caused by these factors are charge-offs and pay-downs that reduce the level of non-performing loans and leases. No loans or leases were taken off of non-accruing status in the third quarter of 2011.

For the comparative with December 31, 2010, the biggest increase in non-accruing loans was in the following categories: commercial and multi-family real estate loans ($1.4 million), commercial construction real estate loans ($0.6 million), and home equities ($0.5 million). Somewhat offsetting this overall increase was a $1.4 million decrease in non-accruing leases as the portfolio continues to run off.

The allowance for loan and lease losses totaled $10.7 million or 1.88% of total loans and leases outstanding at September 30, 2011, as compared with $10.7 million or 1.97% of total loans and leases outstanding at June 30, 2011 and $10.4 million or 1.97% of total loans and leases outstanding at December 31, 2010. The allowance was flat quarter over quarter as the provision for loan and lease losses was offset by net-charge-offs. There were certain important factors driving the relatively low provision level of $0.2 million in the quarter. First, there were two loan relationships that moved from being collectively evaluated for impairment to being individually evaluated for impairment. When updated appraisals and new financial information were obtained for these commercial loan relationships, management determined that there was no measurable impairment on these loans, resulting in a decrease in the allowance for loan losses allocated to those loans of $0.3 million. Second, management decided to reduce the allowance for lease losses by $0.2 million as the performance of the leasing portfolio continues to improve and the portfolio continues to run off. These two factors somewhat offset the $0.6 million provision for loan portfolio growth and other movements in the portfolio during the quarter.

The provision for loan and lease losses for the nine month period ended September 30, 2011 was $1.7 million. The $0.2 million provision in the third quarter is explained above. In the first six months of 2011, there was provision of $1.5 million for an increase in specific reserves for an impaired commercial real estate loan, the charge-off of a short-term unsecured commercial term note that was not previously reserved, for increases in loans categorized as special mention (risk rating of 5) or substandard (risk rating of 6) in the Company’s internal credit ratings, and for loan growth.

The $0.1 million in net charge-offs for the third quarter of 2011 equates to a 0.09% annualized ratio as a percentage of net loans and leases. This compares with a 0.63% ratio in the second quarter of 2011 and a 0.18% ratio in the third quarter of 2010. The charge-offs in the third quarter were mostly due to the partial charge-off of an impaired risk rated 7 (doubtful) commercial loan. The $1.4 million in net charge-offs for the nine-month period ended September 30, 2011 equates to a 0.35% annualized ratio as a percentage of average net loans and leases, compared with $0.4 million in net charge-offs and a 0.11% ratio in the nine-month period ended September 30, 2010. While charge-offs have increased year-over-year, they remain at a level that is below industry average.

The coverage ratio of the allowance for loan and lease losses to non-performing loans and leases decreased from 75% at December 31, 2010 and 83% at June 30, 2011 to 70% at September 30, 2011. The reason for the decline in the ratio is that, as mentioned previously, two large non-accruing loan relationships totaling $3.0 million were determined in the third quarter to have no measureable impairment. There are two factors that significantly influence these ratios in the context of comparability to peers and industry norms. The first factor is the covered loan portfolio acquired in the Waterford transaction discussed in Note 4 to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The second factor is the leasing portfolio, which carries significantly higher risk, but also has the remaining mark to consider as depicted in the previous table. The following table depicts the allowance and non-performing ratios by segregating the covered and non-covered loan portfolios and the leasing portfolio as of the following dates:

	September 30, 2011
	($ in thousands)
	Balance	Allowance for loan and lease losses	Non- performing loans and leases	Allowance for loan and lease losses/Total loans and leases	Non- performing loans and leases/Total loans and leases	Allowance for loan and lease losses/Non- performing loans and leases
Non-covered loans	$532,560	$9,352	$11,446	1.76%	2.15%	81.71%
Covered loans	28,232	127	2,336	0.45%	8.27%	5.44%
Leases	7,783	1,229	1,549	15.79%	19.90%	79.34%

Total	$568,575	$10,708	$15,331	1.88%	2.70%	69.85%

	December 31, 2010
	($ in thousands)
	Balance	Allowance for loan and lease losses	Non- performing loans and leases	Allowance for loan and lease losses/Total loans and leases	Non- performing loans and leases/Total loans and leases	Allowance for loan and lease losses/Non- performing loans and leases
Non-covered loans	$478,346	$8,834	$8,515	1.85%	1.78%	103.75%
Covered loans	34,157	119	2,482	0.35%	7.27%	4.80%
Leases	15,475	1,471	2,930	9.51%	18.93%	50.20%

Total	$527,978	$10,424	$13,927	1.97%	2.64%	74.85%

Investing Activities

Total securities were $97.4 million at September 30, 2011, reflecting a $0.3 million, or 0.3%, decrease from $97.7 million at June 30, 2011, but a $4.1 million, or 4.4%, increase from $93.3 million at December 31, 2010. The increase in securities balances from December 31, 2010 is a result of deposit growth out-pacing loan growth in 2011. Management utilized some of the excess funds raised to purchase investment securities. However, balances decreased in the third quarter as loan growth improved. Several municipal bonds matured or were called in the third quarter of 2011. Management decided not to replace the bonds in anticipation of replacing those assets with loans. As a result, municipal bonds decreased $1.8 million from $35.4 million at June 30, 2011 to $33.6 million at September 30, 2011. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks, increased from $0.3 million at December 31, 2010 to $14.1 million at June 30, 2011 and then increased to $17.5 million at September 30, 2011. The balance invested in overnight funds has increased throughout 2011 as strong deposit growth continued to outpace loan growth. With bond rates at or near all-time lows, there is little incentive for the Company to extend its excess cash into longer-term bonds while it attempts to increase loan growth and re-examines deposit pricing. Securities and interest-bearing deposits at correspondent banks made up 17.6% of the Bank’s total average interest earning assets in the third quarter of 2011, compared with 18.3% in the second quarter of 2011 and 16.9% in the third quarter of 2010.

The Company’s highest concentration in its securities portfolio continues to be in its tax-advantaged municipal bonds, which comprised 37.0% of the total portfolio at September 30, 2011, as compared with 38.8% of the total portfolio at June 30, 2011 and 42.9% at December 31, 2010. The concentration in government-sponsored mortgage-backed securities increased from 30.7% at December 31, 2010 to 32.4% at June 30, 2011 and 32.8% at September 30, 2011. U.S. government-sponsored agency bonds of various types comprised 26.9% of the portfolio at September 30, 2011 versus 25.5% of the portfolio at June, 2011 and 26.4% at December 31, 2010. The credit quality of the securities portfolio as a whole is believed to be strong as the portfolio is in an overall unrealized net gain position, with no individual securities in a significant unrealized loss position. With interest rates at historic lows, the net unrealized gain position of the investment portfolio increased from $1.3 million and $2.7 million at December 31, 2010 and June 30, 2011, respectively, to $3.9 million at September 30, 2011.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The average expected life of the securities portfolio was 3.5 years as of September 30, 2011 compared with 3.7 years as of June 30, 2011 and 4.0 years as of December 31, 2010. Available-for-sale securities with a total fair value of $72.1 million at September 30, 2011, as compared to $88.8 million and $65.6 million at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at September 30, 2011 were $613.2 million, reflecting a $26.4 million, or 4.5%, increase from June 30, 2011 and a $68.7 million, or 12.6% increase from December 31, 2010. Deposit growth accelerated in the third quarter due to the Company’s complementary Better Checking and Better Savings products, which continue to be the retail deposit growth vehicles. These products are included in the NOW and regular savings deposit categories on the Company’s balance sheet, respectively. The Better Checking product, introduced in the fourth quarter of 2009, is unique in the Bank’s Western New York footprint as it pays a premium interest rate as a reward to customers who demonstrate a deep relationship with the Bank as evidenced by regular use of their debit card, use of direct deposit, and electronic statements. Overall, Better Checking deposits increased $7.0 million, or 24.0%, in the third quarter of 2011, and $15.5 million, or 74.9% since December 31, 2010. Regular savings deposits increased $24.0 million, or 8.6%, in the third quarter, and $52.2 million, or 20.9% since December 31, 2010. That growth is mostly a result of an increase in Better Savings deposits, partially offset by decreases in legacy savings products.

Demand deposits at September 30, 2011 were $116.0 million, reflecting an $11.2 million or 10.7% increase from June 30, 2011 and an $18.0 million or 18.4% increase from December 31, 2010. Demand deposit balances fluctuate day-to-day based on the high volume of transactions normally associated with the demand product, and therefore average demand deposit growth is a better measure of sustained growth. Average demand deposits during the three month period ended September 30, 2011 of $111.0 million were 5.0% higher than the second quarter of 2011 and 14.8% higher than the prior year’s third quarter. Most of the Company’s growth in demand deposits has come from commercial customers.

Time deposits were $120.4 million at September 30, 2011, a decrease of $13.5 million, or 10.1%, from June 30, 2011 and $21.9 million, or 15.4% from December 31, 2010. Time deposit rates industry-wide remain near historic lows. As a result, customers have continued to show a preference for liquid savings products over time deposits. In addition, the Company has allowed higher rate promotional time deposits to roll off without being replaced as management has determined that the Company has ample liquidity and does not need to use promotional rates to attract more deposits.

The Bank’s overnight line of credit remained at $0 at September 30, 2011. The balance was also $0 at June 30, 2011, but was $8.6 million at December 31, 2010. Total short and long-term borrowings at September 30, 2011 remained unchanged from June 30, 2011 but decreased by $5.0 million from December 31, 2010 after an FHLB advance matured in the first quarter of 2011. Due to the ample liquidity created at the Company this year with deposit growth outpacing the loan growth by $28.2 million through September 30, 2011, the Company has not needed to draw on its overnight line of credit or take out any long-term advances with FHLBNY.

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

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$541,357	$7,254	5.36%	$496,037	$7,111	5.73%
Taxable securities	63,483	571	3.60%	59,091	496	3.36%
Tax-exempt securities	35,043	337	3.85%	39,515	384	3.89%
Interest bearing deposits at banks	17,200	7	0.16%	2,189	1	0.18%

Total interest-earning assets	657,083	$8,169	4.97%	596,832	$7,992	5.36%

Non interest-earning assets:
Cash and due from banks	13,688			13,818
Premises and equipment, net	10,552			10,772
Other assets	35,407			34,813

Total Assets	$716,730			$656,235

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$45,604	$151	1.32%	$26,684	$70	1.05%
Regular savings	290,310	556	0.77%	240,424	421	0.70%
Muni-Vest savings	25,177	32	0.51%	25,162	29	0.46%
Time deposits	125,037	647	2.07%	145,202	924	2.55%
Other borrowed funds	22,003	183	3.33%	27,490	224	3.26%
Junior subordinated debentures	11,330	82	2.90%	11,330	86	3.04%
Securities sold U/A to repurchase	6,211	4	0.26%	7,748	5	0.26%

Total interest-bearing liabilities	525,672	$1,655	1.26%	484,040	$1,759	1.45%

Noninterest-bearing liabilities:
Demand deposits	111,044			96,669
Other	12,273			11,099

Total liabilities	$648,989			$591,808
Stockholders’ equity	67,741			64,427

Total Liabilities and Equity	$716,730			$656,235

Net interest earnings		$6,514			$6,233

Net interest margin			3.97%			4.18%

Interest rate spread			3.71%			3.91%

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$527,988	$21,486	5.43%	$490,881	$21,101	5.73%
Taxable securities	60,684	1,596	3.51%	47,498	1,279	3.59%
Tax-exempt securities	37,710	1,096	3.88%	39,586	1,189	4.00%
Interest bearing deposits at banks	14,214	19	0.18%	3,744	5	0.18%

Total interest-earning assets	640,596	$24,197	5.04%	581,709	$23,574	5.40%

Non interest-earning assets:
Cash and due from banks	15,204			12,714
Premises and equipment, net	10,640			9,824
Other assets	35,593			35,042

Total Assets	$702,033			$639,289

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$42,947	$388	1.21%	$22,922	$163	0.95%
Regular savings	271,658	1,429	0.70%	235,393	1,227	0.70%
Muni-Vest savings	26,433	97	0.49%	30,381	110	0.48%
Time deposits	135,922	2,354	2.31%	142,213	2,713	2.54%
Other borrowed funds	23,721	577	3.24%	33,164	685	2.75%
Junior subordinated debentures	11,330	245	2.88%	11,330	250	2.94%
Securities sold U/A to repurchase	6,205	10	0.22%	7,277	16	0.29%

Total interest-bearing liabilities	518,216	$5,100	1.31%	482,680	$5,164	1.43%

Noninterest-bearing liabilities:
Demand deposits	106,220			90,112
Other	11,698			10,813

Total liabilities	$636,134			$583,605
Stockholders’ equity	65,899			55,684

Total Liabilities and Equity	$702,033			$639,289

Net interest earnings		$19,097			$18,410

Net interest margin			3.97%			4.22%

Interest rate spread			3.73%			3.97%

Net Income

The Company had net income of $1.9 million, or $0.47 per diluted share, in the third quarter of 2011, an increase from net income of $1.3 million, or $0.31 per diluted share, in the third quarter of 2010. For the nine month period ended September 30, 2011, net income was $4.8 million, or $1.16 per diluted share, compared with a net income of $4.4 million, or $1.26 per diluted share, in the comparable period in 2010. The provision for loan and lease losses decreased from $1.0 million in the third quarter of 2010 to $0.2 million for the third quarter of 2011, driving the increase in the third quarter net income in 2011 when compared with 2010’s third quarter. For the year-to-date comparison, net income was up $0.4 million because net interest income increased $0.7 million and the provision for loan and lease losses decreased $0.8 million. These fluctuations were partially offset by a decrease in non-interest income of $0.2 million and an increase in non-interest expenses of $0.7 million. The return on average equity (“ROE”) was 11.37% and 9.66% for the three and nine month periods ended September 30, 2011, respectively, compared with 7.93% and 10.43% for the three and nine month periods ended September 30, 2010, respectively. The increase in ROE for the quarter over quarter comparison was caused by the increase in net income in the respective periods. The decrease in ROE for the year to date comparison is due to the increase in average equity in the 2011 period stemming from the Company’s issuance of common stock in a registered offering in May 2010.

Other Results of Operations—Quarterly Comparison

Net interest income was $6.5 million during the third quarter of 2011, up $0.3 million, or 4.5%, from the third quarter of 2010 and up $0.2 million, or 3.6%, from the second quarter of 2011. Growth in net interest-earning assets drove the increase and more than offset net interest margin contraction relative to the 2010 third quarter. Core loans, which are defined as total loans and leases less national direct financing leases, were $560.8 million at September 30, 2011, an increase of 15.4% from $485.8 million at September 30, 2010, and up 5.3% (21.1% annualized) from $532.5 million at June 30, 2011. The growth from the linked second quarter reflects an increase in commercial loans, including commercial real estate, of $24.0 million, or 5.9%, to $429.3 million.

Net interest margin was 3.97% for the third quarter of 2011, up 5 basis points from 3.92% in the 2011 second quarter. The increase was mostly due to the roll-off of higher rate promotional CDs as reflected in the decrease of 7 basis points of the cost of interest bearing liabilities. Net interest margin was 4.18% in the 2010 third quarter and when compared with the 2011 third quarter, the largest contributing factor to the compression was declining interest rates. As the low interest rate environment continues, the Company’s loan and investment portfolios continue to re-price into lower yields as evidenced by the 39 basis point decline in yield on interest-earning assets during the third quarter compared with the prior-year period.

The provision for loan and lease losses decreased to $0.2 million in the third quarter of 2011 from $1.0 million in the second quarter of 2011 and $1.0 million in the third quarter of 2010. The 2011 third quarter benefitted from a release of $0.2 million in leasing provision after significant improvement in the leasing portfolio’s charge-off and collection performance. Additionally, loan provision was reduced another $0.3 million in the third quarter of 2011 after reversing a provision taken previously in the linked second quarter on two commercial loans as discussed previously under “Analysis of Financial Condition—Credit Quality of Loan Portfolio.” Updated appraisals received in the third quarter on these loans indicated the collateral value was higher than the outstanding carrying balance of the loans.

Non-interest income, which represented 32.8% of total revenue in the third quarter of 2011, increased 2.0%, or $0.1 million, to $3.2 million when compared with the third quarter of 2010 reflecting higher deposit service charges and insurance agency revenue. Service charges on deposits increased $27 thousand, or 5.7%, compared with the third quarter 2010, primarily due to increases in fee rates to be more in-line with market competition. Insurance agency revenue of $1.8 million was up $74 thousand, or 4.2%, when compared with the 2010 third quarter on strong commercial line commission growth. However, the soft insurance market and macro-economic conditions continue to put downward pressure on personal and commercial property and casualty insurance commissions despite our strong retention rates. Compared with the second quarter of 2011, The Evans Agency’s revenue in the third quarter of 2011 was up $0.2 million, reflecting the typical revenue cycle seasonality.

Total non-interest expense was $6.8 million in the third quarter of 2011, an increase of $0.4 million, or 5.5%, from $6.4 million in the third quarter of 2010. The largest component of the increase was salaries and employee benefits, which increased $0.4 million, or 9.8%, to $4.1 million in the third quarter of 2011. This increase reflected regular annual merit increases and increased staff, including commercial loan officers and support staff. The increase in salaries and employee benefits was partially offset by lower amortization expense related to intangible assets acquired in the 2008 purchase of Suchak Data Systems, Inc., which were fully amortized at the end of 2010, and a reduction in FDIC insurance expense due to changes in the premium calculation adopted in the second quarter of 2011 by the FDIC.

As a result of the increase in non-interest expense, the efficiency ratio, excluding intangible amortization, increased to 69.10% for the third quarter of 2011, from 66.57% for the third quarter of 2010.

Income tax expense for the quarter ended September 30, 2011 was $0.8 million, representing an effective tax rate of 29.6%, compared with an effective tax rate of 32.6% in the third quarter of 2010. The lower effective tax rate for the third quarter of 2011 reflects the recognition of a previously unrecognized tax benefit after the statute expired on the 2007 tax year in the third quarter of 2011.

Other Results of Operations—Year-to-Date Comparison

Net interest income was $19.1 million during the nine month period ended September 30, 2011, an increase of 3.8% from the same period in 2010. Growth in net interest-earning assets drove the increase in net interest income in 2011 and more than offset net interest margin contraction relative to 2010.

Net interest margin compressed to 3.97% for the nine month period ended September 30, 2011 compared with 4.22% in the nine month period ended September 30, 2010. When compared with 2010, the largest contributing factor to the compression of net interest margin was declining interest rates. As the low interest rate cycle matures, the Company’s loan and investment portfolios continue to re-price into lower yields as evidenced by the 36 basis point decline in yield on interest-earning assets during the first nine months of 2011 when compared with the same period in 2010.

The provision for loan and lease losses of $1.7 million for the nine month period ended September 30, 2011 was $0.8 million less than the comparable period in 2010. The provision for lease losses was negative $0.2 million for the nine month period ended September 30, 2011, compared to a positive provision of $1.1 million in the comparable 2010 period. While leasing credit quality trends worsened in 2010, resulting in additional provision despite the portfolio run-off, those trends have improved in 2011. The improved credit quality trends prompted a reduction in the allowance for lease losses in the third quarter of 2011. The provision for loan losses increased from $1.4 million in the nine month period ended September 30, 2010 to $1.9 million in the first nine months of 2011, primarily due to an increase in loan growth.

Non-interest income, which represented 33.4% of total revenue in the nine month period ended September 30, 2011, declined 2.0%, or $0.2 million, to $9.6 million when compared with the comparable period in 2010, reflecting lower service charges, insurance agency revenue, and data center income. Service charges on deposits decreased $0.2 million, or 13.3%, in the nine month period ended September 30, 2011 when compared to the same period in 2010, primarily due to amendments to FRB Regulation E pertaining to overdraft fees enacted in 2010. Insurance service and fee revenue of $5.5 million in the nine month period ended September 30, 2011 was down $0.2 million, or 3.5%, when compared with the same period in 2010 as the soft insurance market and macro-economic conditions continue to put downward pressure on personal and commercial property and casualty insurance commissions despite strong retention rates.

Total non-interest expense was $20.2 million in the nine month period ended September 30, 2011, an increase of $0.8 million, or 4.1%, from $19.4 million in the nine month period ended September 30, 2010. The largest component of the increase was salaries and employee benefits, which increased $0.9 million, or 8.2%, to $11.9 million in the 2011 nine month period when compared with the prior-year period. This rise reflected regular annual merit increases. Also contributing to the increase in non-interest expense were professional services expenses related to the workout of criticized loans and occupancy expenses as the Company continues to upgrade its infrastructure. This was partially offset by a decline in amortization expense of $0.3 million related to intangible assets acquired in the purchase of Suchak Data Systems, Inc., which were fully amortized at the end of 2010, and a $0.3 million reduction in FDIC insurance expense due to changes in the premium calculation adopted in the second quarter of 2011 by the FDIC.

As a result of the increase in non-interest expense and the decrease in non-interest income, the efficiency ratio, excluding intangible amortization, increased to 69.11% for the first nine months of 2011, from 66.54% in 2010.

Income tax expense for the nine month period ended September 30, 2011 was $2.1 million, representing an effective tax rate of 30.2%, compared with an effective tax rate of 30.1% in the nine month period ended September 30, 2010. The higher effective tax rate for 2011 reflects a lower percentage of tax-exempt income in 2011, mainly tax-exempt municipal bonds.

CAPITAL

The Company consistently maintains regulatory capital ratios measurably above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 9.81% at September 30, 2011, compared with 9.80% at June 30, 2011 and 9.93% at December 31, 2010. Book value per share of the Company’s common stock was $16.61 at September

30, 2011, compared with $16.14 at June 30, 2011 and $15.45 at December 31, 2010. Tangible book value per share at September 30, 2011 was $14.44, compared with $13.95 at June 30, 2011 and $13.18 at December 31, 2010. The increase in both book value and tangible book value per share is a result of the increase in the Company’s earnings during 2011, offset by the dividends declared in the first and third quarters of 2011.

On August 16, 2011, the Board of Directors of the Company declared a semi-annual cash dividend of $0.20 per share on the Company’s outstanding common stock. The dividend was paid on October 4, 2011 to shareholders of record as of September 12, 2011. The $0.20 dividend was equal to the previous dividend paid on April 4, 2011.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates. Advances of up to $111.5 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network. The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source, as evidenced by its registered public offering of common stock in May 2010, described in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At September 30, 2011, approximately 3.7% of the Bank’s securities had contractual maturity dates of one year or less and approximately 22.9% had maturity dates of five years or less.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. At September 30, 2011, in the Company’s internal stress test, the Company had net short-term liquidity of $76.9 million as compared with $70.2 million at December 31, 2010.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Additional information responsive to this Item is contained in the Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which information is incorporated herein by reference.

Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Bank’s financial instruments. The primary market risk the Company is exposed to is, interest rate risk. The core banking activities of lending and deposit-taking expose the Bank to interest rate risk, which occurs when assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Bank is subject to the effects of changing interest rates. The Bank measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for interest-earning assets and interest-bearing liabilities. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income to changes in net interest rates. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans, and expected maturities of investment securities, loans and deposits. Management supplements the modeling technique described above with analysis of market values of the Bank’s financial instruments and changes to such market values given changes in the interest rates.

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
	(in thousands)
	September 30, 2011	December 31, 2010
Changes in interest rates

+200 basis points	$661	$486
+100 basis points	1,132	945

-100 basis points	N/A	N/A
-200 basis points	N/A	N/A

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

ITEM 4—CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of September 30, 2011 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A—RISK FACTORS

The Standard & Poor’s downgrade in the U.S. government sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011 Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Company. These downgrades, and their impact on the perceived creditworthiness of U.S. government agencies, could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect general U.S. economic conditions. These ratings downgrades could have a material adverse effect on the Company’s business, financial condition, and results of operations, and could exacerbate the other risks to which the Company is subject, including those described under Item 1A. “Risk Factors” in the Company’s 2010 Annual Report on Form 10-K.

ITEM 6—EXHIBITS

The information called for by this item is incorporated herein by reference to the Exhibit Index included immediately following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE November 4, 2011	/s/ David J. Nasca David J. Nasca President and CEO (Principal Executive Officer)

DATE November 4, 2011	/s/ Gary A. Kajtoch Gary A. Kajtoch Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Name	Page No.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	51

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	52

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	53

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	54

101	The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets—September 30, 2011 and December 31, 2010; (ii) Unaudited Consolidated Statements of Income—Three months ended September 30, 2011 and 2010; (iii) Unaudited Consolidated Statements of Income—Nine months ended September 30, 2011 and 2010; (iv) Unaudited Consolidated Statements of Stockholder’s Equity—Nine months ended September 30, 2011 and 2010; (v) Unaudited Consolidated Statements of Cash Flows—Nine months ended September 30, 2011 and 2010; and (vi) Notes toUnaudited Consolidated Financial Statements.**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.