Form 10-K
period 2011-12-31
EVANS BANCORP INC
filed 2012-03-06
CIK 842518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Yes                                 No          X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes                                 No          X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X                     No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes          X                     No

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

Large accelerated filer	___	Accelerated filer	___

Non-accelerated filer	___	Smaller reporting company	X
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                                 No          X

On June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $40.6 million, based upon the closing sale price of a share of the registrant’s common stock on The NASDAQ Global Market.

As of March 1, 2012, 4,128,905 shares of the registrant’s common stock were outstanding.

Exhibit Index on Page 117

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2012 Annual Meeting of Shareholders, to be held on April 26, 2012, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “goal,” and similar expressions identify such forward-looking statements. These forward-looking statements include statements regarding the business plans, prospects, growth and operating strategies of Evans Bancorp, Inc. (the “Company”), statements regarding the asset quality of the Company’s loan and investment portfolios, and estimates of the Company’s risks and future costs and benefits.

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

At December 31, 2011, the Company had consolidated total assets of $740.9 million, deposits of $616.2 million and stockholders’ equity of $69.0 million.

The Company’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Company has two direct wholly-owned subsidiaries: (1) Evans Bank, N.A. (“Evans Bank” or the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York; and (2) Evans National Financial Services, LLC (“ENFS”), which owns 100% of the membership interests in The Evans Agency, LLC (“TEA”), which sells various premium-based insurance policies on a commission basis. At December 31, 2011, the Bank represented 98.7% and ENFS represented 1.3% of the consolidated assets of the Company. Further discussion of our segments is included in Note 18 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Evans Bank

The Bank is a nationally chartered bank that has its headquarters and a full-service banking office at 14 North Main Street, Angola, NY, and a total of 13 full-service banking offices in Erie County and Chautauqua County, NY.

At December 31, 2011, the Bank had total assets of $730.9 million, investment securities of $103.8 million, net loans of $571.9 million, deposits of $616.2 million and stockholders’ equity of $61.0 million, compared to total assets of $660.6 million, investment securities of $89.6 million, net loans of $517.6 million, deposits of $544.5 million and stockholders’ equity of $56.0 million at December 31, 2010. The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit, as its principal source of funding. The Bank’s deposits are insured up to the maximum permitted by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

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

The Evans Agency, LLC

TEA, a retail property and casualty insurance agency, is a wholly-owned subsidiary of ENFS. TEA is headquartered in Angola, NY, with offices located throughout Western New York. TEA is a full-service insurance agency offering personal, commercial and financial services products. For the year ended December 31, 2011, TEA had total revenue of $6.9 million.

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

Other Subsidiaries

In addition to the Bank and TEA, the Company has the following direct and indirect wholly-owned subsidiaries:

Evans National Leasing, Inc. (“ENL”). ENL, a wholly-owned subsidiary of the Bank, provided direct financing leasing of commercial small-ticket general business equipment to companies located throughout the contiguous 48 United States. The Company announced in April 2009 that it was exiting the leasing business. After attempting to sell the leasing portfolio, management decided to service it through to maturity, anticipated to be in approximately 2014.

Evans National Holding Corp. (“ENHC”). ENHC, a wholly-owned subsidiary of the Bank, operates as a real estate investment trust that holds commercial real estate loans and residential mortgages, providing additional flexibility and planning opportunities for the business of the Bank.

Suchak Data Systems, LLC (“SDS”). SDS, a wholly-owned subsidiary of the Bank, serves the data processing needs of financial institutions with customized solutions and consulting services. SDS hosts the Bank’s core and primary banking systems and provides product development and programming services. SDS’s products and services for its other customers include online banking systems, check imaging, item processing, and automated teller machine (“ATM”) services.

Evans National Financial Services, LLC (“ENFS”). ENFS is a wholly-owned subsidiary of the Company. ENFS’s primary business is to own the business and assets of the Company’s non-banking financial services subsidiaries.

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

The Company operates in two operating segments – banking activities and insurance agency activities. See Note 18 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for more information on the Company’s operating segments.

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

MARKET RISK

For information about, and a discussion of, the Company’s “Market Risk,” see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk” of this Annual Report on Form 10-K.

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

As an approximate indication of the Company’s competitive position, in Erie County, NY, where 12 of the Company’s 13 banking offices are located, the Bank had the sixth most deposits according to the FDIC’s annual deposit market share report as of June 30, 2011 with 2.3% of the total market’s deposits of $23.7 billion. By comparison, the market leaders, M&T Bank and First Niagara Financial Group, have 56.4% of the county’s deposits combined. (These figures are pro forma, assuming the completion of the announced sale of HSBC USA deposits to First Niagara and KeyCorp.) The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

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

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership Federal government corporation established to recapitalize the Federal Savings and Loan Insurance Corporation. The current annualized assessment rate is 0.66 basis points, or approximately 0.165 basis points per quarter. These assessments will continue until the Financing Corporation bonds mature in 2019. Pursuant to the Dodd-Frank Act, the deposit insurance assessment base was redefined in 2011 to reflect consolidated total assets less average tangible equity. The result is that larger financial institutions, which have more assets leveraged with non-deposit wholesale funds, generally have paid a greater percentage of the aggregate insurance assessment and smaller banks, including the Bank, have paid less.

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

Dividends paid by the Bank have been the Company’s primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2011, approximately $6.3 million was available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. As indicated below, the Bank is currently in compliance with these requirements.

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

Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth, are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4%. As reflected in the following table, the risk-based capital ratios and leverage ratios of the Company and the Bank as of December 31, 2011 and 2010 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.

Capital Components and Ratios at December 31,

(dollars in thousands)

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	2011
	(dollars in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$78,173	14.0%	$75,050	13.5%	$44,575	8.0%	$55,719	10.0%

Tier I Capital (to Risk Weighted Assets)	$71,152	12.8%	$68,043	12.2%	$22,288	4.0%	$33,431	6.0%

Tier I Capital (to Average Assets)	$71,152	9.7%	$68,043	9.3%	$29,309	4.0%	$36,637	5.0%

	2010
	(dollars in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$71,889	14.3%	$70,110	14.0%	$40,186	8.0%	$50,233	10.0%

Tier I Capital (to Risk Weighted Assets)	$65,559	13.1%	$63,797	12.7%	$20,093	4.0%	$30,140	6.0%

Tier I Capital (to Average Assets)	$65,559	9.9%	$63,797	9.7%	$26,405	4.0%	$33,006	5.0%

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

Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered “well capitalized” if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater; and is not subject to any order or written directive to meet and maintain a specific capital level for a capital measure. An “adequately capitalized” bank holding company or bank is defined as one that has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 risk-based capital ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of (1)). A bank holding company or bank is considered (A) “undercapitalized” if it has: (i) a total risk-based capital ratio of less than 8%; (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of (1)); (B) “significantly undercapitalized” if it has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if it has a ratio of tangible equity to total assets equal to or less than 2%. The FRB may reclassify a “well capitalized” bank holding company or bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 2011, the Company and the Bank met the definition of “well capitalized” institutions.

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

I.

Financial Stability – creates a new oversight regulator, the Financial Stability Oversight Council. The council of regulators will monitor the financial system for systemic risk and will determine which entities pose significant systemic risk. One of the key provisions of this title is the so-called Collins Amendment, which imposes a stricter application of risk-based capital requirements for bank holding companies than was previously employed. Under the Collins Amendment, certain depository institutions will not be permitted to include trust preferred securities issued after May 19, 2010 in Tier 1 capital. For depository institutions with greater than $15 billion in assets, trust preferred securities issued before May 19, 2010 will be phased out as a component of Tier 1 Capital over three years beginning January 1, 2013. Evans Bancorp has $11.3 million in trust preferred securities included in Tier 1 Capital, but with an asset size of $740.9 million, is well under the $15 billion exemption threshold.

II.	Orderly Liquidation Authority – establishes a framework for the liquidation by the FDIC of large institutions that pose systemic risk.

III.

Transfer of Powers to the OCC, FDIC, and the FRB – merges the Office of Thrift Supervision (“OTS”) into the OCC. The OTS regulatory responsibilities have been spread among other regulators. As a nationally chartered bank regulated by the FRB, FDIC, and OCC, Evans Bank is not impacted by the abolishment of the OTS. This title also includes a number of deposit insurance reforms. The first redefines the deposit insurance assessment base to reflect consolidated total assets less average tangible equity. The result is that larger financial institutions, which have more assets leveraged with non-deposit wholesale funds, have paid a greater percentage of the aggregate insurance assessment and smaller banks have paid less than they would have. Evans Bank has benefited from this provision with its FDIC deposit insurance expenses declining from $1.02 million in 2010 to $0.65 million in 2011. This title also increases the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35%, but exempts institutions with assets less than $10 billion from the cost of the increase. The title also permanently increases deposit insurance coverage to $250,000 and fully covers non-interest bearing transactions accounts through 2012.

IV.	Regulation of Advisers to Hedge Funds and Others – requires most advisors to private funds to register with the SEC.

V.	Insurance – establishes the Federal Insurance Office, housed in the Office of the Treasury. It is to review the insurance industry and study for Congress the federal regulation of insurance.

VI.

Improvements to Regulation of Bank and Savings Associations Holding Companies and Depository Institutions – this title implements the so-called Volcker Rule. The rule limits the ability of certain bank and bank-related entities to engage in proprietary trading or investing in hedge funds and private equity funds to 3% of the entity’s Tier 1 capital. This provision does not have a material impact on Evans Bank as the Bank does not engage in proprietary trading and has immaterial investments in any private funds.

VII.

Wall Street Transparency and Accountability – imposes exchange trading for derivatives contracts and imposes new capital and margin requirements and various reporting obligations on Over the Counter (“OTC”) swap dealers and major OTC swap participants. This title has no impact on the Company.

VIII.

Payment, Clearing, and Settlement Provision – allows for a systemic approach to certain financial market payment, clearing, and settlement systems. Designations as systemically important will be made by the Financial Stability Oversight Council.

IX.

Investor Protections and Improvement to the Regulation of Securities – has a number of provisions intended to protect investors, including for example: risk retention requirements for certain asset-backed securities; reforms to regulation of credit ratings agencies; establishing an Investor Advisory Committee and an Office of Investor Advocate, and requiring the SEC to study whether a fiduciary duty standard of care for broker-dealers providing personalized investment advice to a retail customer should be created. There are several corporate governance procedures established in this title, including: proxy access requirements for shareholders; disclosure about the failure to separate the role of the chair of the board of directors and chief executive officer; shareholder voting on executive compensation; the establishment of an independent compensation committee; executive compensation disclosures and claw backs. In addition, the Federal Reserve is required to issue regulations regarding incentive-based pay practices for institutions with more than $1 billion in assets. This title also provides that companies with a public market capitalization under $75 million are permanently exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”), which requires that public companies receive an opinion from their external auditors as to the effectiveness of their internal controls over financial reporting. Under this provision, Evans Bancorp would be exempt from SOX 404(b) as it had a public market capitalization of $56.3 million as of June 30, 2011 (the most recent measurement date). However, the Audit Committee of the Board of Directors and the Company’s management have decided to continue to voluntarily comply with SOX 404(b) as they believe it is in the best interest of the Company. This title also requires the SEC to conduct a study of companies with market capitalization between $75 million and $250 million to determine how the SEC could reduce the burden of complying with the internal control audit requirements.

X.

Bureau of Consumer Financial Protection – establishes the Bureau of Consumer Financial Protection (“BCFP”), an independent entity housed with the Federal Reserve. The title gives the BCFP the authority to prohibit practices that it finds to be unfair, deceptive, or abusive in addition to requiring certain disclosures. An important provision of this title limits interchange fees for debit card transactions to an amount established as reasonable under regulations to be issued by the Federal Reserve. Cards issued by banks with less than $10 billion in assets are exempt from this requirement. Despite being exempt from this provision, it is possible that the Bank may be impacted by this provision if the Bank has to match the reduced rates being offered by larger competitors. This could potentially result in the loss of hundreds of thousands of dollars of revenue.

XI.

Federal Reserve System Revisions – gives the Government Accountability Office (“GAO”) authority to conduct a one-time audit of the Federal Reserve emergency lending during the credit crisis and gives the GAO other auditing responsibilities over the Federal Reserve.

XII.

Improving Access to Mainstream Financial Institutions – is intended to provide alternatives to payday loans. This title is intended to encourage low and moderate income individuals to create accounts in insured depository institutions and it creates a program to provide low-cost loans of $2,500 or less.

XIII.	Pay It Back Act – reduces the TARP funds authorized under EESA from $700 billion to $475 billion.

XIV.

Mortgage Reform and Anti-Predatory Lending Act – places new regulations on mortgage originators and imposes new disclosure requirements and appraisal reforms, including: the creation of a mortgage originator duty of care; the establishment of certain underwriting requirements so that at the time of origination the consumer has a reasonable ability to repay the loan; the creation of document requirements intended to eliminate “no document” and “low document” loans; the prohibition of steering incentives for mortgage originators; a prohibition on yield spread premiums and prepayment penalties in some cases; and a provision that allows borrowers to assert as a foreclosure defense a contention that the lender violated the anti-steering restrictions or the reasonable repayment requirements.

XV.

Miscellaneous Provisions – among other things, restricts certain loans to the International Monetary Fund; orders the SEC to require disclosures regarding mining of conflict minerals and payments made in acquisition of certain mining and exploration licenses, and to report on mine safety; and requires additional studies.

XVI.	Section 1256 Contracts – adds a new provision to the Internal Revenue Code involving futures, swaps, and option contracts.

EMPLOYEES

As of December 31, 2011, the Company had no direct employees. As of December 31, 2011, the following table summarizes the employment rosters of the Company’s subsidiaries using full-time equivalent employees (“FTE”):

	$000000	$000000	$000000	$000000	$000000
	2011	2010	2009	2008	2007

Bank	186	164	147	148	129
ENL	2	4	7	12	11
TEA	50	52	57	58	55
FCS	4	4	4	4	4

	242	224	215	222	199

Management believes that the Company’s subsidiaries have good relationships with their employees.

AVAILABLE INFORMATION

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act are available without charge on the Company’s website, www.evansbancorp.com - SEC filings section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The Company is providing the address to its Internet site solely for the information of investors. The Company does not intend the address to be an active link or to otherwise incorporate the contents of the website into this Annual Report on Form 10-K or into any other report filed with or furnished to the SEC.

Item 1A.     RISK FACTORS

The following factors identified by the Company’s management represent significant potential risks that the Company faces in its operations.

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

The United States was in an economic recession from December 2007-June 2009, according to the U.S. National Bureau of Economic Research. While the recession is technically over, economic growth has been muted and the unemployment rate remains high at 8.5% (per the U.S. Department of Labor) as of December 31, 2011. Business activity across a wide range of industries and regions has been greatly reduced and local governments and many businesses are in serious difficulty due to the high unemployment rate, the lack of consumer spending, and a faltering housing market. The recession was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. Since the end of the recession there has been some recovery in the value of some asset classes, but the economy remains weak with high unemployment, lower property values, and low consumer confidence.

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

Overall, during 2011, the business environment continued to be adverse for many households and businesses in the United States and worldwide. It is expected that the business environment in Western New York, the United States and worldwide will continue to be slow to recover from the recession. There can be no assurance that these conditions will improve substantially in the near term. Such conditions could materially adversely affect the credit quality of the Company’s loans and leases, and therefore, the Company’s results of operations and financial condition.

Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Credit Risks

At December 31, 2011, the Company’s portfolio of commercial real estate loans totaled $334.6 million, or 57.4% of total loans and leases outstanding, and the Company’s portfolio of commercial and industrial (“C&I”) loans totaled $109.5 million, or 18.8% of total loans and leases outstanding. The Company plans to continue to emphasize the origination of commercial loans as they generally earn a higher rate of interest than other loan products offered by the Bank. Commercial loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of commercial real estate and C&I loans often depends on the successful operations and the income stream of the borrowers. Commercial mortgages are collateralized by real property while C&I loans are typically secured by business assets such as equipment and accounts receivable. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Also, many of the Company’s commercial borrowers have more than one commercial real estate or C&I loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan. Commercial real estate loans in non-accrual status at December 31, 2011 were $8.3 million, compared with $6.6 million at December 31, 2010. C&I loans in non-accrual status at December 31, 2011 were $2.2 million, the same as at December 31, 2010. Further increases in the delinquency levels of commercial real estate and C&I loans could result in an increase in non-performing loans and provision for loan and lease losses, which could have a material adverse effect on our results of operations and financial condition.

Continuing Concentration of Loans in the Company’s Primary Market Area May Increase the Company’s Risk

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

In the Event the Company’s Allowance for Loan and Lease Losses is Not Sufficient to Cover Actual Loan and Lease Losses, the Company’s Earnings Could Decrease

The Company maintains an allowance for loan and lease losses in order to capture the probable losses inherent in its loan and lease portfolio. There is a risk that the Company may experience significant loan and lease losses which could exceed the allowance for loan and lease losses. In determining the amount of the Company’s recorded allowance, the Company makes various assumptions and judgments about the collectability of its loan and lease portfolio, including the creditworthiness of its borrowers, the effect of changes in the local economy on the value of the real estate and other assets serving as collateral for the repayment of loans, the effects on the Company’s loan and lease portfolio of current economic indicators and their probable impact on borrowers, and the Company’s loan quality reviews. Our emphasis on the origination of commercial real estate and C&I loans is a significant factor in evaluating an allowance for loan and lease losses. As we continue to increase the amount of these loans in our portfolio, additional or increased provisions for loan and lease losses may be necessary and would adversely affect our results of operations. In addition, bank regulators periodically review the Company’s loan and lease portfolio and credit underwriting procedures, as well as its allowance for loan and lease losses, and may require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs. At December 31, 2011, the Company had a gross loan portfolio of approximately $583.4 million and the allowance for loan and lease losses was approximately $11.5 million, which represented 1.97% of the total amount of gross loans and leases. If the Company’s assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs, the Company may have to increase its allowance for loan and lease losses or loan and lease charge-offs which could have an adverse effect on the Company’s operating results and financial condition. There can be no assurances that the Company’s allowance for loan and lease losses will be adequate to protect the Company against loan and lease losses that it may incur.

Changes in Interest Rates Could Adversely Affect the Company’s Business, Results of Operations and Financial Condition

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

Changes in interest rates also affect the value of the Company’s interest-earning assets, and in particular, the Company’s securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2011, the Company’s securities available for sale totaled $100.0 million. Net unrealized gains on securities available for sale, net of tax, amounted to $2.5 million and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders’ equity or earnings.

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

In 2011, the FRB began a strategy known as “Operation Twist” in an effort to further depress long-term interest rates. The FRB already owned more than $1 trillion in bonds from previous quantitative easing initiatives. Under Operation Twist, the FRB planned to sell medium-term bonds and allow short-term bonds to mature and use the proceeds to purchase long-term bonds. The planned effect was to drive up demand for long-term bonds and thus push long-term interest rates even lower. There has also been speculation from analysts and the press that the FRB may also execute “QE3,” which is a nickname for a third round of quantitative easing, if the economy continues to stagnate. QE3 would likely involve the FRB purchasing billions of dollars more in bonds in an effort to drive interest rates lower and spark increased economic growth. Easy monetary policy by the FRB may increase the interest rate risk for the Company by lowering interest rates over the near term, but also by inadvertently causing inflation to rise at a rapid pace once the economy more fully rebounds from the recession. High inflation rates are usually accompanied by an increase in interest rates.

The Company May Be Adversely Affected by the Soundness of Other Financial Institutions

Financial services institutions are interrelated as a result of counterparty relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry. The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York (“FHLBNY”). The Company uses FHLBNY as its primary source of overnight funds and also has several long-term advances with FHLBNY. At December 31, 2011, the Company had a total of $22.0 million in borrowed funds with FHLBNY. The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY. As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock with a fair value of $1.8 million as of December 31, 2011. The Bank’s FHLBNY stock average yield in 2011 was 4.8%.

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

Strong Competition Within the Company’s Market Area May Limit its Growth and Profitability

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

Expansion of the Company’s Branch Network May Adversely Affect its Financial Results

The Company has increased its retail branch network from eight branches to thirteen branches by opening de novo branches in five of the last nine years. In addition, the Company plans on opening another branch in 2012, and its strategy is to continue to grow its branch network through de novo branching and acquisitions. The Company cannot assure that its branch expansion strategy will be accretive to earnings or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate income sufficient to cover its operating expenses. Difficulties the Company experiences in implementing its growth strategy may have a material adverse effect on the Company’s financial condition and results of operations.

The Company Operates in a Highly Regulated Environment and May Be Adversely Affected By Changes in Laws and Regulations

The Company and its subsidiaries are subject to regulation, supervision and examination by the OCC, FRB, and by the FDIC, as insurer of its deposits. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the deposit insurance funds and depositors. Regulatory requirements affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the imposition of deposit insurance premiums and other assessments, the classification of assets by a bank and the adequacy of a bank’s allowance for loan and lease losses. Any change in such regulation and oversight, particularly through the new rules and regulations expected to be established by the Dodd-Frank Act, could have a material adverse impact on the Bank, the Company and its business, financial condition and results of operations.

Lack of System Integrity or Credit Quality Related to Funds Settlement could Result in a Financial Loss

The Bank settles funds on behalf of financial institutions, other businesses and consumers and receives funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by the Bank include debit card, credit card and electronic bill payment transactions, supporting consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties and the facilitation of the payment. If the continuity of operations or integrity of processing were compromised this could result in a financial loss to the Bank, and therefore the Company, due to a failure in payment facilitation. In addition, the Bank may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to the Bank, and therefore to the Company.

Financial Services Companies Depend on the Accuracy and Completeness of Information about Customers and Counterparties

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

Loss of Key Employees May Disrupt Relationships with Certain Customers

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

Future FDIC Insurance Premium Increases May Adversely Affect the Company’s Earnings

The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures or other similar occurrences, the FDIC may again increase the premiums assessed upon insured institutions. Such increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s results of operations.

The Company is a Financial Holding Company and Depends on Its Subsidiaries for Dividends, Distributions and Other Payments

The Company is a legal entity separate and distinct from its banking and other subsidiaries. The Company’s principal source of cash flow, including cash flow to pay dividends to the Company’s stockholders and principal and interest on its outstanding debt, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as the payment of dividends by the Company to its stockholders. Regulations of the OCC affect the ability of the Bank to pay dividends and other distributions and to make loans to the Company. If the Bank is unable to make dividend payments and sufficient capital is not otherwise available, the Company may not be able to make dividend payments to its common stockholders or principal and interest payments on its outstanding debt.

Because the Nature of the Financial Services Business Involves a High Volume of Transactions, the Company Faces Significant Operational Risks

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

The Company’s Information Systems may Experience an Interruption or Breach in Security

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan, and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of its information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. If personal, nonpublic, confidential, or proprietary information of customers in the Company’s possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage, and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of the Company’s systems, employees or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties. The occurrence of any failures, interruptions, or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Potential for Business Interruption Exists Throughout the Company’s Organization

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

Anti-takeover Laws and Certain Agreements and Charter Provisions May Adversely Affect Share Value

Certain provisions of the Company’s certificate of incorporation and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of the Company without approval of the Company’s board of directors. Under federal law, subject to certain exemptions, a person, entity or group must notify the FRB before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company, including shares of the Company’s common stock, creates a rebuttable presumption that the acquiror “controls” the bank holding company. Also, a bank holding company must obtain the prior approval of the FRB before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including the Bank. There also are provisions in the Company’s certificate of incorporation that may be used to delay or block a takeover attempt. Taken as a whole, these statutory provisions and provisions in the Company’s certificate of incorporation could result in the Company being less attractive to a potential acquiror and thus could adversely affect the market price of the Company’s common stock.

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

The Bank conducts its business from its administrative office and 13 branch offices as of December 31, 2011. The Bank’s administrative office is located at One Grimsby Drive in Hamburg, NY. The administrative office facility is 26,000 square feet and is owned by the Bank. This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank. The Bank also owns a building on Erie Road in Derby, NY that houses its Employee Training and Operations Center.

The Bank has 13 branch locations. The Bank owns the building and land for six locations. The Bank owns the building but leases the land for four locations. Three other locations are leased.

The Bank also owns the headquarters for SDS at Baseline Road in Grand Island, NY.

TEA operates from its headquarters a 9,300 square foot office located at 16 North Main Street, Angola, NY, which is owned by the Bank. TEA has 12 retail locations. TEA leases 7 of the locations. The Bank owns four of the locations and TEA owns the remaining building.

The Company owned $10.5 million in properties and equipment, net of depreciation at December 31, 2011, compared with $10.8 million at December 31, 2010.

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

Item 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. The Company’s common stock is listed on NYSE-Amex under the symbol EVBN.

The following table shows, for the periods indicated, the high and low sales prices per share of the Company’s common stock for fiscal 2011 and 2010, as reported on the NASDAQ Stock Market LLC (for periods prior to December 27, 2010) and the NYSE-Amex LLC (for periods from and after December 27, 2010).

	2011		2010
QUARTER	High	Low	High	Low
FIRST	$15.12	$14.00	$16.64	$11.23
SECOND	$14.35	$13.20	$15.60	$12.25
THIRD	$13.95	$10.90	$13.75	$12.11
FOURTH	$12.34	$10.75	$14.49	$13.01

Holders. The approximate number of holders of record of the Company’s common stock at March 1, 2012 was 1,347.

Cash Dividends. The Company paid the following cash dividends on shares of the Company’s common stock during fiscal 2010 and 2011:

•	A cash dividend of $0.20 per share on April 27, 2010 to holders of record on April 6, 2010.
•	A cash dividend of $0.20 per share on October 6, 2010 to holders of record on September 13, 2010.

•	A cash dividend of $0.20 per share on April 4, 2011 to holders of record on March 10, 2011.
•	A cash dividend of $0.20 per share on October 4, 2011 to holders of record on September 12, 2011.

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

PERFORMANCE GRAPH

The following Performance Graph compares the Company’s cumulative total stockholder return on its common stock for a five-year period (December 31, 2006 to December 31, 2011) with the cumulative total return of the NYSE Amex Composite Index, NASDAQ Bank Index, and the NASDAQ Composite Index. Effective December 27, 2010, the Company transferred the listing and trading of its common stock from the NASDAQ Stock Market LLC to the NYSE Amex LLC, and therefore, the Company has changed the broad equity market index presented in the Performance Graph from the NASDAQ Composite Index to the NYSE Amex Composite Index. The comparison for each of the periods assumes that $100 was invested on December 31, 2006 in each of the Company’s common stock and the stocks included in the NASDAQ Bank Index, the NASDAQ Composite Index and the NYSE Amex Composite Index, and that all dividends were reinvested without commissions. This table does not forecast future performance of the Company’s stock.

Compare 5-Year Cumulative Total Return Among

Evans Bancorp, Inc.,

NYSE Amex Composite Index, NASDAQ Bank Index, and NASDAQ Composite Index

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Evans Bancorp, Inc.	100.00	83.12	83.44	66.15	85.52	73.70
NYSE Amex Composite Index	100.00	121.20	72.17	97.85	122.89	130.62
NASDAQ Bank Index	100.00	80.09	62.84	52.60	60.04	53.74
NASDAQ Composite Index	100.00	110.66	66.42	96.54	114.06	113.16

In accordance with and to the extent permitted by applicable law or regulation, the information set forth above under the heading “Performance Graph” shall not be incorporated by reference into any future filing under the Securities Act, as amended, or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing, and shall not be deemed to be “soliciting material” or to be “filed” with the SEC under the Securities Act or the Exchange Act, or subject to the liabilities of Section 18 of the Exchange Act.

Item 6.	SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

	000,00.00	000,00.00	000,00.00	000,00.00	000,00.00
	As of and for the year ended December 31,
Balance Sheet Data	2011	2010	2009	2008	2007
Assets	$740,902	$671,523	$619,444	$528,974	$442,729
Interest-earning assets	682,140	611,141	562,219	477,496	392,235
Investment securities	107,038	93,332	79,018	75,755	72,410
Loans and leases, net	571,910	517,554	482,597	401,626	319,556
Deposits	616,203	544,457	499,508	403,953	325,829
Borrowings	42,340	52,226	63,146	66,512	63,236
Stockholders’ equity	68,988	63,064	45,959	45,919	43,303

Income Statement Data
Net interest income	$25,988	$24,495	$22,594	$19,268	$16,675
Non-interest income	12,432	12,633	14,067	11,677	8,843
Non-interest expense	27,241	26,107	26,057	20,440	19,182
Net income	6,112	4,840	707	4,908	3,368

Per Share Data
Earnings per share – basic	$1.49	$1.34	$0.25	$1.78	$1.23
Earnings per share – diluted	1.49	1.34	0.25	1.78	1.23
Cash dividends	0.40	0.40	0.61	0.78	0.71
Book value	16.72	15.45	16.34	16.57	15.74

Performance Ratios
Return on average assets	0.86%	0.75%	0.12%	1.03%	0.73%
Return on average equity	9.17	8.35	1.57	10.82	8.15
Net interest margin	3.99	4.16	4.33	4.53	4.05
Efficiency ratio *	69.68	67.90	63.16	63.87	66.65
Dividend payout ratio	26.85	29.85	244.00	43.82	57.72

Capital Ratios
Tier I capital to average assets	9.71%	9.93%	7.80%	9.02%	10.04%
Equity to assets	9.31	9.39	7.42	8.68	9.78

Asset Quality Ratios
Total non-performing assets to total assets	2.05%	2.07%	2.10%	0.69%	0.16%
Total non-performing loans and leases to total loans and leases	2.60	2.64	2.64	0.88	0.22
Net charge-offs to average loans and leases	0.26	0.10	2.19	0.55	0.37
Allowance for loan and lease losses to total loans and leases	1.97	1.97	1.42	1.49	1.41

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

OVERVIEW

This discussion is intended to compare the performance of the Company for the years ended December 31, 2011, 2010 and 2009. The review of the information presented should be read in conjunction with Part I, Item 1: “Business” and Part II, Item 6: “Selected Financial Data” and Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Summary

In 2011, the Company experienced solid balance sheet growth and strong earnings results. The Company’s stated public intentions are to continue to grow to increase market share and achieve scale while improving profitability and returning value to shareholders. Net income in 2011 was $6.1 million, a 26.3% increase over the 2010 net income of $4.8 million and well above the 2009 net income of $0.7 million. The Company’s improving results reflect the recovery from the losses experienced from the direct financing lease portfolio, which was hard hit by the economic recession that started in 2007 and lasted into 2009. In 2009, the significant deterioration in the Company’s national leasing portfolio resulted in a $2.0 million goodwill impairment charge and $6.8 million in provision for lease losses. In 2010, the Company recorded an additional $1.5 million in provision for lease losses despite ceasing new lease origination in April 2009. In 2011, the Company actually reduced its allowance for lease losses by $0.5 million as the level of leasing losses decreased to a point that management determined that a reduction in the allowance was appropriate. Overall, the provision for loan and lease losses for the Company decreased from $10.5 million in 2009 to $3.9 million in 2010 to $2.5 million in 2011.

As for the Company’s core performance, 2011 was marked by solid growth in the face of the continued headwinds of a sluggish economy and a very competitive local market in Western New York. The double digit percentage growth rates in 2011 for both loans and deposits were better than industry averages nationally and helped drive a 6.1% increase in net interest income. To support the Company’s high organic growth rates and increasing regulatory requirements, management has needed to make investments in people and infrastructure, resulting in an increase in non-interest expenses. There continue to be challenges in the operating environment that have made it difficult for the Company to grow its bottom line. Non-interest income decreased 1.6% as the Company’s two largest portions of non-interest income, deposit service charges and insurance service and fee income, experienced lower revenue numbers in 2011. New regulations governing deposit service charges and changing consumer behavior caused the decrease in deposit service charges. The struggling economy continues to keep insurance prices down and the soft insurance market makes it difficult to grow the Company’s insurance-related revenue. Another challenge in the current operating environment is the extended period of low interest rates, which has depressed the Company’s net interest margin from 4.16% in 2010 to 3.99% in 2011. The credit quality of the overall loan and lease portfolio remained relatively consistent with the prior year with non-performing loans and leases to total loans and leases ratio declining slightly from 2.64% to 2.60% and the allowance to loan and lease ratio remaining flat at 1.97%. The trend in credit quality ratios largely reflects the economic conditions: the ratios are high in the context of the Company’s historical levels, but are holding steady and slowly improving.

Strategy

To sustain future growth and to meet the Company’s financial objectives, the Company has defined a number of strategies. Five of the more important strategies are:

•	Growing the business to achieve better scale and leverage investments in the banking and insurance agency business for enhanced profitability;
•	Opportunistic growth through acquisition;
•	Continuing growth of non-interest income through insurance agency internal growth, financial services revenues, employee benefits, and cash management;
•	Continue to develop opportunities with a segmented market approach to develop more profitable relationships, less sensitive to pricing, positively impacting earnings; and
•	Maintaining a community based focus and providing a personal touch to customer service.

The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives. While the Company intends to focus its efforts on the pursuit of these strategies, there can be no assurance that the Company will successfully implement these strategies or that the strategies will produce the desired results. The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense. Net interest income accounted for approximately 68% of total revenue in 2011. To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market area. To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, opportunistic branch expansion, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.

The Company also considers non-interest income important to its continued financial success. Fee income generation is partly related to the Company’s loan and deposit operations, such as deposit service charges, as well as to its financial products, such as commercial and personal insurance sold through TEA and non-deposit investment products sold through ENBA. Improved performance in non-interest income can help increase capital ratios because most of the non-

interest income is generated without recording assets on the balance sheet. The Company has and will continue to face challenges in increasing its non-interest income as the regulatory environment changes. For example, recent regulations have resulted in an industry-wide decline in overdraft deposit service charges. New regulations stemming from the Dodd-Frank Act have resulted in drastically reduced interchange fees on debit cards issued by large banks. While the Company was exempted from the interchange rate caps effective October 1, 2011, fees could be subjected to competitive pressures as a result of the regulations. Management is closely studying these developments and their impact on the Company’s profitability, including the development of strategies to mitigate their impact.

While the Company reviews and manages all customer units, it has focused increased efforts on targeted segments in its community such as (1) smaller businesses with smaller credit needs but rich in deposits and other services; (2) middle market commercial businesses; (3) commercial real estate lending; and (4) retail customers. The overarching goal is to cross-sell between our insurance, financial services and banking lines of business to deepen our relationships with all of our customers. The Company believes that these efforts resulted in growth in the commercial loan portfolio and core deposits during fiscal 2011 and 2010.

To support growth in targeted customer units, the Bank acquired a new branch location in Clarence, NY in connection with its acquisition of the loan and deposit portfolios of Waterford Village Bank (“Waterford”) in July 2009. The Bank is planning to open another branch in 2012, with the goal to open 1-2 more in the next 2 years. With all new and existing branches, the Company has strived to provide a personal touch to customer service and is committed to maintaining a local community based philosophy. The Bank has emphasized hiring local branch and lending personnel with strong ties to the specific local communities it enters and serves.

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

The general portfolio allocation is segmented into pools of loans with similar characteristics. Separate pools of loans include loans pooled by loan grade and by portfolio segment. Loans graded a 5 or worse (“criticized loans”) that exceed a material balance threshold are evaluated by the Company’s credit department to determine if the collateral for the loan is worth less than the loan. All of these “shortfalls” are added together and divided by the respective loan pool to calculate the quantitative factor applied to the respective pool as this represents a potential loss exposure. These loans are not considered impaired because the cash flow of the customer and the payment history of the loan suggest that it is not probable that the Company will be unable to collect the full amount of principal and interest as contracted and are thus still accruing interest.

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

For further discussion on the allowance for loan and lease losses, please see Note 1 and Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Goodwill and Intangible Assets

The amount of goodwill reflected in the Company’s Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill in an identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model. As of December 31, 2011, TEA had $8.1 million in goodwill. The banking and ENL reporting units do not have any goodwill. All of the goodwill at TEA stems from the acquisition of various insurances agencies, not the purchase of diverse companies in which goodwill was subjectively allocated to different reporting units. Therefore, total market capitalization reconciliation was not performed because not all of the reporting units had goodwill. As a result, such an analysis would not be meaningful.

Management valued TEA, the reporting unit with goodwill, using cash flow modeling and earnings multiple techniques. When using the cash flow models, management considered historical information, the operating budget for 2012, economic and insurance market cycles, and strategic goals in projecting net income and cash flows for the next five years. The fair value calculated substantially exceeded the book value of TEA. The value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was averaged with the value as determined by the cash flow model to calculate the fair value. The multiple used was based on data from a third party consulting service. The firm’s services include searching, valuing, structuring, and negotiating the acquisition of insurance agencies. The valuation using the EBITDA model was higher, likely a result of conservative growth assumptions used by the Company in the cash flow model as well as an implied control premium in the multiple.

While the fair values determined in the impairment tests were substantially higher than the carrying value for TEA, the risk of a future impairment charge still exists. Management used growth rates that are achievable over the long run through both soft and hard insurance cycles. A soft insurance market has persisted for several years, resulting in a decrease in revenue of 1.3% in 2011 compared with 2010. A continued soft insurance market over the long term could result in lower than projected revenue and profitability growth rates and result in depressed pricing multiples in the acquisition marketplace. A persistent soft insurance market is the biggest risk to the Company’s valuation model.

For further discussion of the Company’s accounting for goodwill and other intangible assets, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K discusses new accounting policies adopted by the Company during fiscal 2011. Below are accounting policies recently issued or proposed but not yet required to be adopted. To the extent management believes the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed below.

Accounting Standards Update (“ASU”) 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This ASU relates to accounting for repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. During the global economic crisis, capital market participants questioned the necessity and usefulness of the collateral maintenance guidance for the transferor’s ability criterion when determining whether a repo should be accounted for as a sale or as a secured borrowing. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this ASU effective January 1, 2012, which did not have a significant impact on the Company’s repo accounting.

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new standard was issued to provide largely identical guidance about fair value measurement and disclosure requirements for IFRS and U.S. GAAP. The new standards do not extend the use of fair value but rather provide guidance about how fair value should be determined where it is already required or permitted. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. The new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this ASU effective January 1, 2012, which did not have a significant impact on the Company’s fair value measurements or disclosures.

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate the convergence of U.S. GAAP and IFRS, the Financial Accounting Standards Board (“FASB”) decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this ASU will be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the Company currently reports comprehensive income as part of its statement of changes in stockholders’ equity, this ASU will change how the Company reports its comprehensive income once it is adopted.

ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted this ASU effective January 1, 2012. The Company will evaluate the need for a two-step goodwill impairment test each period subsequent to adoption. The Company does not expect adoption of this ASU to have a material effect on its financial statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

Net Income

Net income of $6.1 million in 2011 consisted of $5.2 million related to the Company’s banking activities and $0.9 million in net income related to the Company’s insurance agency activities. The total net income of $6.1 million was an increase of 26.3% from $4.8 million in 2010. Earnings per basic and diluted share for 2011of $1.49 was an increase of 11.1% from $1.34 per diluted share for 2010. The difference between the net income increase and the earnings per share increase is a result of the increase in the number of outstanding common shares of 1,125,000 shares issued the Company’s common stock offering in May 2010.

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

AVERAGE BALANCE SHEET INFORMATION

The following table presents the significant categories of the assets and liabilities of the Bank, interest income and interest expense, and the corresponding yields earned and rates paid in 2011, 2010 and 2009. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest. Securities are stated at fair value. Interest and yield are not presented on a tax-equivalent basis.

	$000.00	$000.00	$000.00	$000.00	$000.00	$000.00	$000.00	$000.00	$000.00
	2011			2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases, net	$535,526	$29,140	5.44%	$494,366	$28,102	5.68%	$439,710	$27,416	6.24%
Taxable securities	62,269	2,115	3.40%	50,149	1,740	3.47%	40,594	1,608	3.96%
Tax-exempt securities	37,201	1,434	3.85%	39,330	1,566	3.98%	40,242	1,676	4.16%
Federal funds sold	16,395	26	0.16%	4,642	9	0.19%	1,188	1	0.08%

Total interest-earning assets	651,391	32,715	5.02%	588,487	31,417	5.34%	521,734	30,701	5.88%

Non interest-earning assets:
Cash and due from banks	14,223			13,281			12,337
Premises and equipment, net	10,607			10,054			9,547
Other assets	35,760			35,059			32,886

Total Assets	$711,981			$646,881			$576,504

Liabilities & Stockholders’ Equity
Interest-bearing liabilities:
NOW	$44,639	548	1.23%	$24,981	251	1.00%	$11,514	41	0.36%
Regular savings deposits	280,606	2,019	0.72%	237,939	1,648	0.69%	197,178	2,226	1.13%
Muni-vest savings	27,272	131	0.48%	30,005	145	0.48%	33,266	209	0.63%
Time deposits	131,171	2,923	2.23%	142,360	3,616	2.54%	142,893	4,368	3.06%
Other borrowed funds	23,287	760	3.26%	31,721	909	2.87%	32,758	843	2.57%
Junior subordinated debentures	11,330	331	2.92%	11,330	333	2.94%	11,330	399	3.52%
Securities sold under agreement to repurchase	6,679	15	0.22%	7,531	20	0.27%	5,331	21	0.39%

Total interest-bearing liabilities	524,984	6,727	1.28%	485,867	6,922	1.42%	434,270	8,107	1.87%

Non interest-bearing liabilities:
Demand deposits	108,522			92,072			85,181
Other	11,829			11,006			12,013

Total liabilities	645,335			588,945			531,464

Stockholders’ equity	66,646			57,936			45,040

Total Liabilities & Equity	$711,981			$646,881			$576,504

Net interest income		$25,988			$24,495			$22,594

Net interest margin			3.99%			4.16%			4.33%

Interest rate spread			3.74%			3.92%			4.01%

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

	$000.00	$000.00	$000.00	$000.00	$000.00	$000.00
	2011 Compared to 2010 Increase (Decrease) Due to			2010 Compared to 2009 Increase (Decrease) Due to
			(in thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:

Loans and leases	$2,274	($1,236)	$1,038	$3,232	($2,546)	$686
Taxable securities	412	(37)	375	348	(216)	132
Tax-exempt securities	(83)	(49)	(132)	(37)	(73)	(110)
Federal funds sold	19	(2)	17	6	2	8

Total interest-earning assets	$2,622	($1,324)	$1,298	$3,549	($2,833)	$716

Interest paid on:

NOW accounts	$232	$65	$297	$82	$128	$210
Savings deposits	305	66	371	398	(976)	(578)
Muni-vest	(13)	(1)	(14)	(19)	(45)	(64)
Time deposits	(271)	(422)	(693)	(16)	(736)	(752)
Fed funds purchased and other borrowings	(244)	88	(156)	29	(30)	(1)

Total interest-bearing liabilities	$9	($204)	($195)	$474	($1,659)	($1,185)

Net interest income increased by $1.5 million, or 6.1%, to $26.0 million in 2011 from $24.5 million in 2010. As indicated in the preceding table, interest-earning asset and interest-bearing liability volume positively impacted net interest income by $2.6 million, while rates earned and paid on those respective assets and liabilities negatively impacted net interest income by $1.1 million. Overall, the increase in the volume of loans and investment securities and the benefit of lower rates paid on time deposits was partially offset by lower rates earned on interest-earning assets, particularly loans and leases.

The FRB has executed on a monetary policy designed to keep interest rates at all time lows for the past three years. The target overnight rate has been between 0.00% and 0.25% since the end of 2008. The FRB has also executed on other quantitative easing strategies, including the purchase of mortgage-backed securities, in an attempt to depress longer-term market interest rates. Although these policies have raised concerns from some observers about future inflation, the slow-growing global economy and generally pessimistic expectations for future growth have kept longer-term rates relatively low through 2011. This interest rate environment resulted in lower interest yields earned on assets as well as lower rates paid on liabilities.

The Company has invested in adding to its commercial loan portfolio significantly in the past two to three years by adding several commercial loan officers while existing loan officers have successfully increased production. The total commercial loan portfolio, including commercial real estate and commercial and industrial loans, increased by 14.3%, from a $356.3 million average balance in 2010 to a $407.1 million average balance in 2011. Consumer loans increased 4.3% from $123.2 million average balance in 2010 to $128.5 million in 2011. Investment securities volume positively impacted net interest income by $0.3 million as management used the excess liquidity from the Company’s strong deposit growth to purchase investments.

On the funding side, the Company has been successful in attracting new deposit customers, with most of that success coming in the premium-rate Better Checking, Better Savings, and business money market accounts. The impact of these premium rate accounts is evidenced in the table above as the Company paid higher rates on NOW and savings deposits in 2011 versus 2010. While these products have put some pressure on the net interest margin, the Company expects to benefit in the long term from the deeper relationships that these core deposits products provide. In order to get the premium rates, customers have to have multiple products with the Company and demonstrate its core relationship with the Bank through required transaction activity in checking accounts. Due to customer preference for liquid deposits with long-term rates at all-time lows, time deposit balances decreased in 2011 as demand for the product remained weak. Also, as time deposits roll off, they have been replaced by lower rate deposits due to the low interest rate environment.

Net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, declined to 3.74% in 2011, compared with 3.92% in 2010. The yield on interest-earning assets decreased 32 basis points from 5.34% in 2010 to 5.02% in 2011, and the cost of interest-bearing liabilities decreased 14 basis points, from 1.42% in 2010 to 1.28 % in 2011. Net interest spread shrank as the yield curve, or the difference between long-term rates and short-term rates, flattened throughout 2011. Banks traditionally benefit from a steep yield curve because the duration of interest-earnings assets is typically longer than the duration of interest-bearing liabilities.

The Company’s net interest margin decreased from 4.16% in 2010 to 3.99% in 2011, reflecting the changes to the net interest spread. It should be noted that several factors could put additional pressure on the Company’s net interest margin in the future, including further flattening of the yield curve and increased pricing competition for loans and deposits.

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

Provision for Loan and Lease Losses

The Company’s provision for loan and lease losses decreased $1.4 million from $3.9 million in 2010 to $2.5 million in 2011. The decrease was a result of a provision recovery of $0.5 million for the leasing portfolio in 2011, compared with a provision for lease losses of $1.5 million in 2010. This $2.0 million improvement in leasing provision was somewhat offset by the increase in the provision for loan losses from $2.4 million in 2010 to $3.0 million in 2011. The provision for loan losses in 2011 stemmed mostly from growth in the loan portfolio, the increase in reserves on several impaired loan relationships, and an increase in historical loss and qualitative factors to account for increased risk in the portfolio. Five impaired relationships with significant related allowance that were either commercial real estate or commercial and industrial loans accounted for $0.9 million in provision for loan losses in 2011. The provision for impaired loans was a mix of added reserves for impaired loans that were already impaired as of December 31, 2010 and newly impaired loans in 2011 that had a measureable impairment requiring additional specific reserve. The net charge-off ratio increased from 0.10% in 2010 to 0.26% in 2011, resulting in an increase in the Company’s historical loss factors. With the Company’s loan portfolio continuing to grow at a fast pace compared to peers, there is increased risk in underwriting and ongoing portfolio management that was reflected in an increase in the Company’s qualitative loss factors.

The non-performing loans and leases to total loans and leases ratio was slightly lower at 2.60% at December 31, 2011 compared with 2.64% at December 31, 2010 and December 31, 2009. Trends in non-performing loans and charge-offs are good indicators of credit quality and provide context for the movement in the provision for loan and lease losses. Trends in those two important credit quality indicators are presented and discussed in the next section. A description of how the allowance for loan and lease losses is determined along with tabular data depicting the key factors in calculating the allowance is in Part II, Item 8 of this Annual Report on Form 10-K “Financial Statements and Supplementary Data - Notes 1 and 3 of the Notes to Consolidated Financial Statements.”

Non-accrual, Past Due and Restructured Loans and Leases

The following table summarizes the Bank’s non-accrual and accruing loans and leases 90 days or more past due as of the dates listed below. See Part II, Item 8 of this Annual Report on Form 10-K “Financial Statements and Supplementary Data—Note 3 of the Notes to Consolidated Financial Statements” for further information about the Company’s non-accrual, past due and restructured loans and leases.

	$000.00	$000.00	$000.00	$000.00	$000.00
	At December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential mortgages	$1,048	$742	$978	$-	$-
Commercial and multi-family	6,858	5,724	2,328	1,291	112
Construction-residential	167	186	-	-	-
Construction-commercial	1,442	850	417	417	-
Home equities	946	256	181	51	-

Total mortgage loans on real estate	10,461	7,758	3,904	1,759	112

Direct financing leases	1,160	2,930	2,905	791	215
Commercial and industrial loans	2,180	2,203	1,784	758	224
Consumer installment loans	76	230	243	-	-
Other	-	-	-	123	-

Total non-accruing loans and leases	$13,877	$13,121	$8,836	$3,431	$551

Accruing loans and leases 90+ days past due	1,299	806	4,112	148	163

Total non-performing loans and leases	$15,176	$13,927	$12,948	$3,579	$714
Total non-performing loans and leases to total assets	2.05%	2.07%	2.09%	0.68%	0.16%

Total non-performing loans and leases to total loans and leases	2.60%	2.64%	2.64%	0.88%	0.22%

Non-performing loans and leases increased from $13.9 million at December 31, 2010 to $15.2 million at December 31, 2011. Non-accruing loans and leases increased $0.8 million from $13.1 million at December 31, 2010 to $13.9 million at December 31, 2011. The largest portion of non-accruing loans and leases is the commercial real estate portfolio (classified in the preceding table as commercial and multi-family real estate and construction-commercial), which increased from $6.6 million at December 31, 2010 to $8.3 million at December 31, 2011. There were 5 commercial real estate loan relationships totaling $2.3 million that entered into non-accruing status in 2011. The relationships were with businesses in various industries. Decreases in the non-accruing commercial real estate portfolio were from $0.3 million in pay-downs on the various commercial real estate loans that remained in non-accrual throughout 2011, the pay-off of a $0.2 million loan during 2011, and a $0.1 million charge-off in 2011.

The next largest segment of non-accruing loans and leases are the C&I loans, which were essentially flat at $2.2 million at December 31, 2010 and December 31, 2011. $1.0 million of last year’s C&I non-accruing balance charged off in 2011 while $0.6 million of the balance was paid down or paid off. There were $1.6 million in new non-accruing C&I loans with most of the increase coming from the tree nursery relationship noted in the previous paragraph.

Non-accruing leases decreased from $2.9 million at December 31, 2010 to $1.2 million at December 31, 2011. The Company discontinued direct financing lease originations in April 2009 and plans to service the portfolio to maturity. Unlike 2010, the charge-offs and pay-downs of non-accruing leases in 2011 exceeded the amount of leases going into non-accruing status, resulting in the decrease in the non-accruing lease balance.

Non-accruing consumer real estate loans, including residential mortgages and home equity loans and lines of credit, doubled in 2011, from $1.0 million at December 31, 2010 to $2.0 million at December 31, 2011. $0.5 million of the $1.0 million increase is related to the former Waterford loan portfolio purchased from the FDIC in 2009.

The former Waterford loans are covered by a loss sharing agreement with the FDIC, under which the FDIC agreed to bear 80% of loan and foreclosed real estate losses up to $5.6 million and 95% of losses beyond $5.6 million. The former Waterford loans will be referred to as covered loans in this document because they are “covered” by the FDIC guarantee. The Company has incurred $1.5 million in losses on the covered portfolio through December 31, 2011.

Loans and leases 90+ days past due and still accruing interest of $1.3 million at December 31, 2011 consist of 2 commercial construction loans that are being extended, but are currently past their original maturity date. Management considers these loans well secured and in the process of collection, and still believes that the Company will collect the full value of principal and interest as contracted. The proposed extensions do not involve lowering the interest rate or monthly payment on the loans or other concessions. Neither borrower is considered to be in financial difficulty. Therefore, these loans are not considered troubled debt restructurings (“TDRs”).

The Company had $7.7 million in loans and leases that were restructured and deemed to be a TDR at December 31, 2011 with $7.1 million of those balances in non-accrual status. Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable. One commercial mortgage loan for $0.2 million is covered under the loss-sharing arrangement with the FDIC described above. These restructurings were allowed in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial difficulty. There were no new TDR’s identified as a result of the Company’s adoption of Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring as discussed more fully in Note 1 to the Audited Consolidated Financial Statements. The following table presents the Company’s TDR loans and leases as of December 31, 2011:

	$000,00.00	$000,00.00	$000,00.00	$000,00.00
	December 31, 2011
	($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,432	$1,362	$70	$64

Residential real estate:
Residential	-	-	-	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	5,258	5,258	-	708
Construction	-	-	-	-

Home equities	327	-	327	-
Direct financing leases	714	439	275	330
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$7,731	$7,059	$672	$1,102

Allowance for Loan and Lease Losses

The following table summarizes the Bank’s allowance for loan and lease losses and changes in the allowance for loan and lease losses by categories:

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	$000,000	$000,000	$000,000	$000,000	$000,000
	2011	2010	2009	2008	2007
	(in thousands)
BALANCE AT THE BEGINNING OF THE YEAR	$10,424	$6,971	$6,087	$4,555	$3,739
CHARGE-OFFS:
Residential mortgages	-	-	-	-	-
Commercial and multi-family	(189)	-	-	-	-
Construction-residential	-	-	-	-	-
Construction-commercial	-	(104)	-	-	-
Home equities	-	-	(34)	(1)	(5)
Direct financing leases	-	-	(9,483)	(2,149)	(1,048)
Commercial loans	(1,305)	(388)	(285)	-	(154)
Consumer loans	(2)	(4)	-	(2)	(5)
Other	(26)	(53)	(56)	(53)	(59)

TOTAL CHARGE-OFFS	(1,522)	(549)	(9,858)	(2,205)	(1,271)

RECOVERIES:
Residential mortgages	-	-	-	-	1
Commercial and multi-family	57	-	-	-	-
Construction-residential	-	-	-	-	-
Construction-commercial	-	30	-	-	-
Home equities	2	1	-	-	-
Direct financing leases	-	-	211	170	105
Commercial loans	39	4	9	36	26
Consumer loans	1	-	-	2	17
Other	10	24	22	21	21

TOTAL RECOVERIES	109	59	242	229	170

NET CHARGE-OFFS	(1,413)	(490)	(9,616)	(1,976)	(1,101)
PROVISION FOR LOAN AND LEASE LOSSES	2,484	3,943	10,500	3,508	1,917

BALANCE AT END OF YEAR	$11,495	$10,424	$6,971	$6,087	$4,555

RATIO OF NET CHARGE-OFFS TO AVERAGE NET LOANS AND LEASES OUTSTANDING	0.26%	0.10%	2.19%	0.55%	0.37%

RATIO OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO TOTAL LOANS AND LEASES	1.97%	1.97%	1.42%	1.49%	1.41%

Net charge-offs increased from $0.5 million in 2010 to $1.4 million in 2011. The ratio of net charge-offs to average net loans and leases outstanding increased from 0.10% to 0.26%. Most of the charge-offs in 2011 were related to loans that were identified as impaired and adequately reserved for at December 31, 2010. While net charge-offs did increase in 2011, the net charge-off ratio remains low by industry standards.

An allocation of the allowance for loan and lease losses by portfolio type over the past five years follows (dollars in thousands):

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	Balance at 12/31/2011 Attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2010 Attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2009 Attributable to:	Percent of loans in each category to total loans	Balance at 12/31/2008 Attributable to:	Percent of loans in each category to total loans	Balance at 12/31/2007 Attributable to:	Percent of loans in each category to total loans
Residential Mortgages*	$793	13.0%	$548	13.5%	$559	14.2%	$238	13.9%	$237	17.4%
Commercial Mortgages*	4,670	57.3%	4,252	55.6%	3,324	53.5%	1,646	48.0%	1,379	43.5%
Home Equities	768	9.4%	540	10.1%	495	10.2%	256	9.7%	216	11.1%
Commercial Loans	4,085	18.8%	3,435	17.3%	2,387	14.9%	1,289	13.4%	1,276	13.1%
Consumer Loans^	36	0.5%	29	0.6%	57	0.8%	60	0.6%	72	1.0%
Direct financing leases	994	1.0%	1,471	2.9%	–	6.4%	2,449	14.4%	1,215	13.9%
Unallocated	149	–%	149	–%	149	–%	149	–%	160	–%

Total	$11,495	100.0%	$10,424	100.0%	$6,971	100.0%	$6,087	100.0%	$4,555	100.0%

* includes construction loans

^includes other loans

Allowance for C&I loans comprises 35.5% of the allowance for loan and lease losses despite being only 18.8% of the loan and lease portfolio, while the allowance related to commercial mortgages comprises 40.6% of the allowance for loan and lease losses despite being 57.3% of the total loan and lease portfolio. Historically, particularly in 2011, C&I loans have suffered far higher losses than the commercial mortgage portfolio. However, the Company did have several impaired commercial real estate loans with significant reserves at December 31, 2011 that could eventually lead to charge-offs in 2012 or later.

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

	As of December 31,
	2011	2010	2009
Direct financing lease principal balance	$6,509	$16,968	$35,645
Mark-to-market adjustment	(488)	(1,493)	(4,159)

Direct financing lease carrying balance	$6,021	$15,475	$31,486

	For the year ended December 31,
	2011	2010	2009
Beginning balance of mark	$1,493	$4,159	$0
Mark-to-market adjustment	-	-	7,164
Net write-offs	(1,005)	(2,666)	(3,005)

Remaining mark	$488	$1,493	$4,159

Allowance for lease losses, beginning balance	$1,471	$0	$2,450
(Reduction of) provision for lease losses	(477)	1,471	6,822
Leasing net charge-offs	-	-	(9,272)

Allowance for lease losses, ending balance	$994	$1,471	$0

Total mark plus allowance	$1,482	$2,964	$4,159
Mark plus allowance / leasing principal balance	22.77%	17.47%	11.67%

Non-accruing leases	$1,160	$2,930	$2,905
Non-accruing leases / leasing principal balance	17.82%	17.27%	8.15%

In 2010, the leasing portfolio continued to deteriorate as non-accruing leases increased slightly, despite the overall principal balance of the portfolio declining by 52.4%, resulting in an increase in the non-accruing lease ratio from 8.15% at December 31, 2009 to 17.27% at December 31, 2010. The apparent deterioration in the portfolio resulted in management provisioning for $1.5 million in additional lease losses. In 2011, performance in the portfolio improved with non-accruing leases declining 60.4% as the portfolio continued to roll off. Consequently, the non-accruing lease ratio stabilized at 17.82% at December 31, 2011, compared with 17.27% at December 31, 2010. Also, net write-offs slowed in 2011 at $1.0 million compared with $2.7 million in 2010. This caused the mark plus allowance ratio to improve from 17.47% at December 31, 2010 to 22.77% at December 31, 2011. The combined impact of the reduced non-accruing leases and net lease write-offs was a sharp increase in the coverage of the mark plus allowance compared with non-accruing leases. The improved credit quality metrics in 2011 resulted in management releasing allowance of $0.5 million.

Overall, the ratio of the allowance for loan and lease losses to total loan and leases was flat year over year, at 1.97% on December 31, 2011 and December 31, 2010. The ratio of non-performing loans and leases to total loans and leases declined slightly from 2.64% from December 31, 2010 to 2.60% at December 31, 2011. Therefore, the coverage ratio of the allowance for loan and lease losses to non-performing loans and leases increased slightly from 75% to 76%. There are two other factors that significantly influence these ratios.

The first factor is the acquisition of Waterford’s loan portfolio. At December 31, 2011, the Company had $25.0 million in loans from the acquisition that are covered under the loss share agreement with the FDIC. Under the agreement, the Company is eligible to be reimbursed for 80% of the losses on the acquired loans’ original carrying value. At the time of acquisition, the Company wrote down any impaired loans to fair value. The $2.0 million in impaired loans and $0.2 million in other real estate were written down by $1.4 million, to a net carrying value of $0.8 million. These loans were immediately put on non-accruing status. These loans currently have a carrying value of less than $0.1 million. $2.5 million in loans acquired from Waterford have been placed in non-accruing status subsequent to the acquisition date. Because of the 80% guarantee provided by the FDIC, the amount of allowance for loan losses on this $25.0 million loan portfolio is only $0.1 million, or 0.40% of the acquired loan portfolio.

The second factor is the direct financing lease portfolio. Due to the significant credit issues in this portfolio, the leasing portfolio carries a higher allowance ratio than the rest of the portfolio. The coverage ratio of 85.7% is lower than the legacy loan portfolio. However, this lower ratio is mitigated by the remaining mark on the portfolio as discussed and shown in the previous table. The following table depicts the allowance and non-performing ratios by segregating the legacy loan portfolio, the purchased loan portfolio that is partially guaranteed by the FDIC and the leasing portfolio as of December 31, 2011 and 2010, respectively:

December 31, 2011
($ in thousands)	Balance	Allowance for loans and leases	Non-performing loan and lease losses	Allowance for loan and lease losses/Total loans and leases	Non-performing loans/Total loans and leases	Allowance for loan and lease losses/Non- performing loans

Legacy portfolio	$552,346	$10,400	$11,488	1.88%	2.08%	90.53%
Acquired loans	25,038	101	2,528	0.40%	10.10%	4.00%
Leases	6,021	994	1,160	16.51%	19.27%	85.69%
Total	$583,405	$11,495	$15,176	1.97%	2.60%	75.74%

December 31, 2010
($ in thousands)	Balance	Allowance for loans and leases	Non-performing loan and lease losses	Allowance for loan and lease losses/Total loans and leases	Non-performing loans/Total loans and leases	Allowance for loan and lease losses/Non- performing loans
Legacy portfolio	$478,346	$8,834	$8,515	1.85%	1.78%	103.75%
Acquired loans	34,157	119	2,482	0.35%	7.27%	4.80%
Leases	15,475	1,471	2,930	9.51%	18.93%	50.20%
Total	$527,978	$10,424	$13,927	1.97%	2.64%	74.85%

The Company maintains a robust loan review process to ensure that specific credits are appropriately reserved. In particular, management continues to monitor the leasing portfolio closely in a more challenging economic environment. Also, management is cognizant that commercial real estate values may be more susceptible to decline than other types of loans in an adverse economy. Management believes that the allowance for loan and lease losses is reflective of a fair assessment of the current environment and credit quality trends.

Non-Interest Income

Total non-interest income decreased $0.2 million, or 1.6%, from 2010 to 2011. There were two primary factors driving the decrease. The first factor is the decrease in insurance service and fee revenue of $0.1 million, or 1.3%, to $6.9 million. TEA’s revenue is the largest component of non-interest income at 55.5% of total non-interest income. TEA remains a source of diversification in the earnings of the Company and helps generate income not directly impacted by difficult credit or interest rate environments. However, during 2011, TEA revenue growth continued to remain stagnant due to the soft insurance market. Second, deposit service charges declined $0.1 million, or 6.0%, from prior year, to $1.8 million. This is attributable to decreases in overdraft fees as a result of the full year effect of new regulations that became effective in July 2010. Despite the decrease, deposit service charges remain the second largest component of non-interest income at 14.3% of total non-interest income.

Non-Interest Expense

Total non-interest expense increased $1.1 million, or 4.3%, from $26.1 million in 2010 to $27.2 million in 2011. The largest increase in non-interest expense was in salaries and employee benefits, which increased $1.0 million, or 6.7%, in comparison to 2010. Most of the rest of the increase stems from merit increases, added positions, and expense related to an increase in the Company’s 401(k) matching contributions. In 2011, the Company continued to add commercial loan officers along with the corresponding support staff such as credit analysts and a special assets manager.

Advertising expense increased $0.2 million, or 29.5%, as the Company attempted to lure customers displaced from bank merger and acquisition activity in Western New York. In 2011, HSBC Bank USA, the market leader in the Company’s footprint of Western New York, announced that it was selling all of its retail branches to First Niagara Financial Group

(“First Niagara”). First Niagara subsequently announced that it would be selling some of the acquired branches to comply with anti-trust regulations.

Professional service expenses increased $0.2 million, or 15.9%, to $1.8 million in 2011. Most of the increase is attributable to increased legal expenses from non-performing loans. While non-performing loans as a percentage of total loans and leases have actually decreased over the past two years, the non-accruing loan portfolio has increased 57% to $13.9 million over the past two years. As a result, the Company has had to dedicate more resources to properly manage the larger workout portfolio.

These increases were somewhat offset by decreases in FDIC insurance premiums and intangible amortization expense. After a significant increase in FDIC insurance premiums in 2009 and 2010, the Company benefited from the change in calculation of the assessment base stipulated by the Dodd-Frank Act. The change in the calculation resulted in a decrease in FDIC insurance expense of $0.4 million to $0.7 million.

In 2011, the Company benefited from the expiration of the amortization of intangibles related to its purchase of Suchak Data Systems in 2008. Amortization expense declined from $0.9 million in 2010 to $0.5 million in 2011.

The efficiency ratio expresses the relationship of operating expenses to revenues. The Company’s efficiency ratio, or non-interest operating expenses (exclusive of non-cash goodwill impairment and intangible amortization) divided by the sum of net interest income and non-interest income (exclusive of gains and losses from investment securities), was 69.7% in 2011, an increase from 2010’s ratio of 67.9% as a result of the Company’s declining net interest margin, declining fee income, and investments in additional employees and infrastructure.

Taxes

The provision for income taxes in 2011 was $2.6 million on pre-tax income of $8.7 million for an effective rate of 29.7%, compared with an effective rate of 31.6% in 2010. A majority of the decrease in effective rate is due to the recognition of a previously unrecognized tax benefit of $0.1 million after the resolution of a prior year tax matter. The rest of the variance in effective rate is caused by the growth in tax-exempt income in 2011.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

Net Income

Net income of $4.8 million in 2010 consisted of $4.1 million related to the Company’s banking activities and $0.7 million in net income related to the Company’s insurance agency activities. The total net income of $4.8 million or $1.34 per basic and diluted share in 2010 compares with $0.7 million or $0.25 per basic and diluted share for 2009.

Net Interest Income

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

On the funding side, the Company was successful in attracting new deposit customers, with most of that success coming in the premium-rate Better Checking, Better Savings, and business money market accounts. In order to get the premium rates, customers have to have multiple products with the Company and demonstrate its core relationship with the Bank through required transaction activity in checking accounts.

Net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, declined to 3.92% in 2010, compared with 4.01% in 2009. The yield on interest-earning assets decreased 54 basis points from 5.88% in 2009 to 5.34% in 2010, and the cost of interest-bearing liabilities decreased 45 basis points, from 1.87% in 2009 to 1.42 % in 2010. Net interest spread remained wide as the yield curve, or the difference between long-term rates and short-term rates, remained fairly steep throughout 2010. Banks traditionally benefit from a steep yield curve because the duration of interest-earnings assets is typically longer than the duration of interest-bearing liabilities. Another effect of the difference in the duration of assets and liabilities is that after the Company’s spread widened in 2008 because it was able to re-price its liabilities faster than its assets, its spread has declined as assets continue to re-price while liabilities have already re-priced with less ability for any further re-pricing. The Company’s net interest margin decreased from 4.33% in 2009 to 4.16% in 2010, reflecting the changes to the net interest spread.

Provision for Loan and Lease Losses

The Company’s provision for loan and lease losses decreased $6.6 million from $10.5 million in 2009 to $3.9 million in 2010. Most of the decrease was due to the significant credit issues experienced in the Company’s national lease portfolio during 2009. The provision for lease losses decreased $5.3 million from $6.8 million in 2009 to $1.5 million in 2010. The provision for loan losses also decreased, going from $3.7 million in 2009 to $2.4 million in 2010. Management continued to identify and provision for impaired loans and increases in criticized loan pools. However, the increases in impaired loans and criticized loans were not as substantial in 2010, resulting in a lower loan loss provision. Another reason for the lower provision is that while the economy remained stagnant, it did stabilize somewhat, particularly expectations of future economic growth. By comparison, the economy deteriorated throughout 2009. While the non-performing loans and leases to total loans and leases ratio was flat at 2.64% at December 31, 2010 and December 31, 2009, the ratio had increased substantially from 0.88% at December 31, 2008 to 2.64% at December 31, 2009. The increase in non-performing loans and leases during 2009 was a contributing factor to the higher provision for loan and lease losses during 2009.

Non-Interest Income

Total non-interest income in 2010 decreased $1.4 million, or 10.2% from 2009 to 2010. Excluding the one-time gain of $0.7 million on the bargain purchase of Waterford in 2009, the decrease was 5.7%. There were several factors driving the decrease. The first factor was the decrease in insurance service and fee revenue of $0.2 million, or 2.8%, to $7.0 million. TEA’s revenue is the largest component of non-interest income at 55.3% of total non-interest income. TEA remains a source of diversification in the earnings of the Company and helps generate income not directly impacted by difficult credit or interest rate environments. However, during 2010, TEA revenue growth continued to remain stagnant due to the soft insurance market. Second, bank service charges declined $0.4 million, or 16.1%, from prior year, to $1.9 million. This is attributable to decreases in overdraft fees as a result of new regulations that became effective in July 2010. The third primary reason for the decrease in non-interest income was the decrease in BOLI income of $0.1 million, to $0.5 million in 2010. That decrease was a result of a gain on life insurance proceeds of $0.1 million in 2009.

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

FDIC insurance premiums remained high at $1.0 million in 2010 compared to $0.9 million in 2009. Insurance premiums in 2010 and 2009 charged by the FDIC increased significantly from previous levels in an attempt to replenish the depleted insurance fund after the wave of bank failures in the two years preceding the increase.

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

FINANCIAL CONDITION

The Company had total assets of $740.9 million at December 31, 2011, an increase of $69.4 million or 10.3% from $671.5 million at December 31, 2010. Net loans of $571.9 million increased 10.5% or $54.3 million over 2010. Securities increased $13.7 million or 14.7% over 2010. Deposits increased by $71.7 million or 13.2%. Stockholders’ equity increased $5.9 million or 9.4% from 2010.

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

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase. The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities. Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase. The Company did not own any out-of-state municipal bonds at December 31, 2011 or December 31, 2010. Bonds rated below A are reviewed periodically to ensure their continued credit worthiness. While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Company’s general market area. Those municipalities are typically customers of the Bank whose financial situation is familiar to management. The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

Although concerns have been raised in the marketplace recently about the health of municipal bonds, the Company has not experienced any credit troubles in this portfolio and does not believe any credit troubles are imminent. Aside from the non-rated municipal securities to local municipalities discussed above that are considered held-to-maturity, all of the Company’s available-for-sale municipal bonds are investment-grade government obligation (“G.O.”) bonds. G.O. bonds are generally considered safer than revenue bonds because they are backed by the full faith and credit of the government while revenue bonds rely on the revenue produced by a particular project. All of the Company’s municipal bonds are to municipalities in New York State. To the Company’s knowledge, there has never been a default of a NY G.O. in the history of the state. The Company believes that its risk of loss on default of a G.O. municipal bond for the Company is relatively low. However, historical performance does not guarantee future performance

Pursuant to FASB Accounting Standards Codification (“ASC”) 320, “Investments – Debt and Equity Securities,” which establishes accounting treatment for investments in securities, all securities in the Bank’s investment portfolio are either designated as “held to maturity” or “available for sale.”

Fair values for available for sale securities are determined using independent pricing services and market-participating brokers. The Company’s independent pricing service is Interactive Data. Interactive Data utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, Interactive Data’s evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. In addition, Interactive Data uses model processes, such as the Option Adjusted Spread model, to assess interest rate impact and develop prepayment scenarios. The models and the process take into account market convention. For each asset class, a team of evaluators gathers information from market sources and integrates relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models. Interactive Data, at times, may determine that it does not have sufficient verifiable information to value a particular security. In these cases the Company will utilize valuations from another pricing service.

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control. On a quarterly basis the Company reviews changes, as submitted by Interactive Data, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis the Company has its entire security portfolio priced by a second pricing service to determine consistency with another market evaluator. If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to Interactive Data regarding the data used to value a particular security. If the Company determines it has market information that would support a different valuation than Interactive Data’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2011.

Securities and interest-bearing deposits at banks made up 17.8% of the Company’s total average interest-earning assets in 2011 compared with 16.0% in 2010. These assets provide the Company with additional sources of liquidity and income and act as collateral for the Bank’s municipal deposits. The Company’s securities portfolio outstanding balances increased 15.8% from $89.6 million at December 31, 2010 to $103.8 million at December 31, 2011, while the interest-bearing deposits at banks grew from $0.3 million to $3.2 million over the same time period. The increase in the investment portfolios is a result of the rapid rate of deposit growth outpacing loan growth. While total deposits grew $71.7 million in 2011, total gross loans grew $55.4 million. In a difficult economy like the current environment, creditworthy businesses are less likely to take risks, make large investments, and seek credit, and are more likely to deposit their excess cash flow in a safe investment like a bank deposit. While the loan portfolio experienced solid growth in 2011, the Company garnered enough in deposits that it had excess liquidity which was invested in investment securities. The growth in the Company’s investment portfolio was concentrated in government-sponsored mortgage-backed securities. With long-term rates at historic lows, mortgage-backed securities allow the Company to receive cash flows over the life of the bond and re-invest those cash flows into higher rate securities if rates increase. In 2011, there was little to no premium for investing in long-term bonds with U.S. government agencies or tax-advantaged municipal bonds. The Company’s largest concentration at December 31, 2011 was in government-sponsored mortgage-backed securities, which comprised 34.9% of the total at December 31, 2011 versus 29.4% at December 31, 2010. Tax-advantaged municipal bonds made up 33.8% of the portfolio at December 31, 2011 versus 41.2% at December 31, 2010 and U.S. government-sponsored agency bonds of various types made up 28.3% of the portfolio at December 31, 2011 versus 25.3% at December 31, 2010.

As a member of both the Federal Reserve System and the FHLB, the Bank is required to hold stock in those entities. The Bank held $1.8 million and $2.4 million in FHLB stock as of December 31, 2011 and 2010, respectively, and $1.4 million in FRB stock at December 31, 2011 and 2010, respectively.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact on prepayment rates. The Company uses a third-party developed model to monitor the average life and yield volatility of mortgage pools under various interest rate assumptions.

The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.” Securities designated as held to maturity are stated on the Company’s Consolidated Balance Sheets included under Item 8 of this Annual Report on Form 10-K at amortized cost. Those designated as available for sale are reported at fair market value. At December 31, 2011, $3.8 million in securities were designated as held to maturity. These bonds are primarily municipal investments that the Bank has made in its local market area.

The available for sale portfolio totaled $100.0 million or approximately 96.3% of the Company’s securities portfolio at December 31, 2011. Net unrealized gains and losses on available for sale securities resulted in a net unrealized gain of $2.5 million at December 31, 2011, as compared with a net unrealized gain of $0.8 million at December 31, 2010. Unrealized gains and losses on available-for-sale securities are reported, net of taxes, as a separate component of stockholders’ equity. For the year ended December 31, 2011, the impact on stockholders’ equity was a net unrealized gain, net of taxes, of approximately $1.7 million.

Certain securities available for sale were in an unrealized loss position at December 31, 2011. Management has assessed those securities available for sale in an unrealized loss position at December 31, 2011 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.

Income from securities held in the Bank’s investment portfolio represented approximately 10.9% of total interest income of the Company in 2011 as compared with 10.5% in 2010 and 10.7% in 2009. At December 31, 2011, the Bank’s securities portfolio of $107.0 million consisted primarily of state and municipal securities, mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”), and U.S. and federal agency obligations. The relatively flat change in investment interest income from 2009 to 2010 was largely due to the lower interest rate environment prevalent in most of 2010. The roll-off of securities from maturities and calls in 2010 was replaced with securities at lower yields. The lower yields on the securities purchased for replacement of maturities and calls and the lower yields on securities purchased with the funds raised with the May 2010 public offering offset the overall average balance increase in the securities portfolio. Although yields were slightly lower in 2011 compared with 2010, the increase in balances at December 31, 2011 when compared with December 31, 2010 as described above drove the increase in securities interest income of $0.2 million in 2011.

Available for sale securities with a total fair value of $76.7 million at December 31, 2011 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The following table summarizes the Bank’s securities with those designated as available for sale valued at fair value and securities designated as held to maturity valued at amortized cost as of December 31, 2011, 2010 and 2009:

	(in thousands)	(in thousands)	(in thousands)
	2011	2010	2009
	(in thousands)
Available for Sale:
Debt securities
U.S. government agencies	$30,252	$23,644	$19,712
States and political subdivisions	32,326	36,297	37,730

Total debt securities	$62,578	$59,941	$57,442
Mortgage-backed securities
FNMA	$20,718	$10,462	$9,608
FHLMC	8,321	9,567	3,870
GNMA	6,143	4,801	378
CMO’s	2,221	2,651	981

Total mortgage-backed securities	$37,403	$27,481	$14,837

Total securities designated as available for sale	$99,981	$87,422	$72,279

Held to Maturity:
U.S. government agencies	$-	$-	$35
States and political subdivisions	3,802	2,140	3,098

Total securities designated as held to maturity	$3,802	$2,140	$3,133

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2011. Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Debt Securities:
U.S. government agencies	$-	-	$7,694	3.52%	$13,388	2.94%	$9,170	5.18%
States and political subdivisions	2,453	3.94%	11,537	4.14%	12,850	4.10%	5,486	4.33%

Total debt securities	$2,453	3.94%	$19,231	3.89%	$26,238	3.51%	$14,656	4.86%

Mortgage-backed Securities:
FNMA	$-	-	$-	-	$4,595	4.60%	$16,123	3.70%
FHLMC	-	-	-	-	746	5.00%	7,575	3.98%
GNMA	-	-	-	-	-		6,143	4.18%
CMO’s	-	-	-	-	19	4.25%	2,202	3.03%

Total mortgage-backed securities	$-	-	$-	-	$5,360	4.66%	$32,043	3.81%

Total available for sale	$2,453	3.94%	$19,231	3.89%	$31,598	3.71%	$46,699	4.14%

Held to Maturity:
U.S. government agencies	$-	-	$-	-	$-	-	$-	-
States and political subdivisions	2,656	1.41%	518	3.36%	40	4.25%	588	3.71%

Total held to maturity	$2,656	1.41%	$518	3.36%	$40	4.25%	$588	3.71%

Total securities	$5,109	2.62%	$19,749	3.88%	$31,638	3.71%	$47,287	4.14%

LENDING AND LEASING ACTIVITIES

The Bank has a loan and lease policy which is approved by its Board of Directors on an annual basis. The loan and lease policy governs the conditions under which loans and leases may be made, addresses the lending authority of Bank officers, documentation, appraisal policy, charge-off policies and desired portfolio mix. The Bank’s lending limit to any one borrower is subject to regulation by the OCC. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.

The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans. The Bank primarily extends loans to customers located within the Western New York area. Until it announced that it was exiting the direct financing leasing business in April 2009, ENL originated direct financing leases in all 48 contiguous states. Interest income on loans and leases represented approximately 89.1% of the total interest income of the Company in 2011 and approximately 89.5% and 89.3% of total interest income in 2010 and 2009, respectively. The Bank’s loan and lease portfolio, net of the allowances for loan and lease losses, totaled $571.9 million and $517.6 million at December 31, 2011 and December 31, 2010, respectively. The net loan and lease portfolio represented approximately 77.2% and 77.1% of the Company’s total assets at December 31, 2011 and December 31, 2010, respectively.

During the third quarter of 2009, the Bank entered into a definitive purchase and assumption agreement (the “Agreement”) with the FDIC to purchase a failed community bank located in Clarence, NY called Waterford Village Bank. Included in the purchase was a loan portfolio of $42.0 million. Included in that purchased portfolio were $2.0 million in credit-impaired loans, which were written down by $1.2 million at the time of acquisition for a net carrying amount at acquisition of $0.8 million. The remaining balance of the total loan portfolio acquired from Waterford was $25.0 million and $34.2 million at December 31, 2011 and 2010, respectively. The balance in the purchased credit-impaired portfolio was $0.1 million and $0.3 million as of December 31, 2011 and 2010, respectively.

All purchased credit-impaired loans are on non-accrual and do not have any accretable yield associated with them. All of the purchased loans and foreclosed real estate purchased by the Bank under the Agreement are covered by a loss sharing agreement between the FDIC and the Bank which is included in the Agreement. Under this loss sharing agreement, the FDIC has agreed to bear 80% of loan and foreclosed real estate losses up to $5.6 million and 95% of losses that exceed $5.6 million. Reimbursable losses are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition. The Company has incurred $1.5 million in losses on the covered portfolio through December 31, 2011. The indemnification asset, which represents the expected proceeds from FDIC loss share claims related to former Waterford loans which are charged off, was $0.2 million at December 31, 2011, compared with $0.9 million at December 31, 2010. The asset declines as losses are reimbursed by the FDIC or losses are not incurred as initially recorded. The asset increases when new losses associated with the portfolio are identified.

The following table summarizes the major classifications of the Bank’s loans and leases as of the dates indicated:

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Mortgage loans on real estate:
Residential mortgages	$73,579	$69,958	$67,330	$55,450	$55,933
Commercial and multi-family	306,683	261,371	243,415	181,369	134,933
Construction-residential	2,392	1,320	2,086	1,280	596
Construction-commercial	27,887	32,332	18,156	14,017	5,902
Home equities	54,673	53,120	50,049	39,348	36,035

Total real estate loans	465,214	418,101	381,036	291,464	233,399

Direct financing leases	6,021	15,475	31,486	58,639	45,078
Commercial and industrial loans	109,513	91,445	73,145	54,838	42,441
Consumer loans	1,677	2,458	2,883	1,609	1,858
Other	586	252	493	365	454
Net deferred loan and lease origination costs	394	247	525	798	881

	583,405	527,978	489,568	407,713	324,111

Allowance for loan and lease losses	(11,495)	(10,424)	(6,971)	(6,087)	(4,555)

Loans and leases, net	$571,910	$517,554	$482,597	$401,626	$319,556

Real Estate Loans

Approximately 79.7% of the Bank’s total loan and lease portfolio at December 31, 2011 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans. The Bank’s real estate loan portfolio was $465.2 million at December 31, 2011, compared with $418.1 million at December 31, 2010. The real estate loan portfolio increased by approximately 11.3% in 2011 over 2010 compared with an increase of 9.7% in 2010 over 2009.

The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value (“LTV”) ratio. Any loans with a greater than 80% LTV should have private mortgage insurance. Fixed rate residential mortgage loans outstanding totaled $57.5 million at December 31, 2011, which was approximately 9.9% of total loans and leases outstanding, compared with $58.3 million and 11.0%, respectively, at December 31, 2010. The Bank has a contractual arrangement with FNMA, pursuant to which the Bank sells certain mortgage loans to FNMA and the Bank retains the servicing rights to those loans. This balance did not include any construction residential mortgage loans, which are discussed below. The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.

In 2011, the Bank sold $24.1 million in mortgages to FNMA under this arrangement, compared with $13.1 million in mortgages sold in 2010. The increase in mortgage sales is attributable to the 51.4% increase in mortgage originations in 2011. Historically low interest rates resulted in the Bank selling 56.0% of new loans in an effort to mitigate the interest rate risk of holding long-term fixed rate loans in portfolio. Originations increased from $28.4 million in 2010 to $43.0 million in 2011. The primary reason for the increase in originations is that the Company added mortgage loan officers in 2010 and 2011. Much of the activity at the Bank and in the market in general was refinancing activity, in which customers replace their mortgage loans with a loan with a lower interest rate. The refinancing activity led to balance growth of total residential mortgages of only 5.2% despite the 51.4% increase in originations.

The Bank currently retains the servicing rights on $62.4 million in mortgages sold to FNMA at December 31, 2011, compared with $44.2 million at December 31, 2010. The Company has recorded a net servicing asset for such loans of

$0.4 million at December 31, 2011 and 2010, respectively. Despite the 41.2% increase in the size of the servicing portfolio, the value of the mortgage servicing rights remained virtually the same as lower market interest rates at December 31, 2011 compared with December 31, 2010 resulted in the Company’s valuation model projecting higher prepayment speeds and a lower duration for the existing loans in the servicing portfolio, offsetting the increased value attributable to the additional loans sold to FNMA.

The Bank offers adjustable rate residential mortgage loans with terms of up to 30 years. Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter. At December 31, 2011, the Bank’s outstanding adjustable rate residential mortgage loans were $16.1 million or 2.8% of total loans and leases outstanding as compared with $11.7 million or 2.2% of total loans and leases at December 31, 2010.

Overall, residential real estate loans increased $3.6 million, or 5.1%, from $70.0 million at December 31, 2010 to $73.6 million at December 31, 2011.

The Bank also offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis. To the extent required, loans exceeding an 80% LTV are reported on an exception report to the Board of Directors. Many of these mortgage loans either mature or are subject to a rate call after three to five years. The Bank’s outstanding commercial mortgage loans were $306.7 million at December 31, 2011, which was 52.6% of total loans and leases outstanding, compared with $261.4 million and 49.5%, respectively, at December 31, 2010. The growth is attributable to the Bank’s loan officers continuing to capitalize on opportunities available in the market. The Bank has increased its number of commercial loan officers in the past 3 years and believes that the strong relationships with customers in the local community that have been fostered over the years with these loan officers have resulted in significant loan production in 2011. The balance at December 31, 2011 included $81.4 million in fixed rate and $225.3 million in variable rate commercial mortgage loans, which include interest rate calls.

The Bank also offers other types of loans collateralized by real estate such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 85% combined LTV ratio. To the extent required, loans exceeding an 85% LTV ratio are reported on an exception report to the Board of Directors. At December 31, 2011, the real estate loan portfolio included $54.7 million of home equity loans outstanding, which represented 9.4% of total loans and leases outstanding, compared with $53.1 million and 10.1% at December 31, 2010, respectively. The growth is attributable to strong consumer demand for historically low-rate variable-rate home equity loans. The total home equity portfolio included $45.2 million in variable rate loans and $9.5 million in fixed rate loans.

The Bank also offers both residential and commercial real estate construction loans at up to an 80% LTV ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 2011, fixed rate real estate construction loans outstanding totaled $4.0 million or 0.7% of total loans and leases outstanding, and adjustable rate construction loans outstanding totaled $26.3 million or 4.5% of total loans and leases outstanding. At December 31, 2010, fixed rate real estate construction loans outstanding totaled $1.4 million, or 0.3% of total loans and leases outstanding, and adjustable rate construction loans outstanding totaled $32.2 million, or 6.1% of total loans and leases outstanding.

Direct Financing Leases

Direct financing leases totaled $6.0 million and $15.5 million at December 31, 2011 and 2010, respectively, representing 1.0% and 2.9% of the Bank’s total loans and leases outstanding at December 31, 2011 and 2010, respectively. The decline reflects management’s decision to exit the leasing business and to manage the remaining portfolio through its estimated maturity in 2014.

Commercial and Industrial Loans

The Bank offers commercial and industrial (“C&I”) loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank’s C&I loan portfolio totaled $109.5 million and $91.4 million at December 31, 2011 and 2010, respectively. The growth is attributable to an increased number of C&I loan officers and good results achieved through the Bank’s community-focused and relationship-based lending approach in the local market. Commercial loans represented 18.8% and 17.3% of the Bank’s total loans at December 31, 2011 and 2010, respectively.

Collateral for C&I loans, where applicable, may consist of inventory, receivables, equipment and other business assets. At December 31, 2011, 59.4% of the Bank’s C&I loans were at variable rates which are tied to the prime rate.

Consumer Loans

The Bank’s consumer installment loan portfolio totaled $1.7 million and $2.5 million at December 31, 2011 and 2010, respectively, representing 0.3% and 0.5% of the Bank’s total loans and leases outstanding at December 31, 2011 and 2010, respectively. Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis. This segment of the portfolio is done on an accommodation basis for customers. The Company does not actively try to grow the portfolio in a significant way.

Other Loans

Other loans totaled $0.6 million and $0.3 million at December 31, 2011 and December 31, 2010, respectively. Other loans consisted primarily of overdrafts and loan clearing accounts.

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturities of commercial loans and real estate construction loans outstanding as of December 31, 2011 and the classification of such loans due after one year according to sensitivity to changes in interest rates.

	Within One Year	After One But Within Five Years	After Five Years	Total
		(in thousands)
Commercial	$11,284	$39,896	$58,333	$109,513
Real estate construction	23,649	6,578	-	30,227

	$34,933	$46,474	$58,333	$139,740

Loans maturing after one year with:
Fixed Rates		$27,524	$15,498
Variable Rates		18,950	42,835

		$46,474	$58,333

SOURCES OF FUNDS – DEPOSITS

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

Deposits

The Bank offers a variety of deposit products, including checking, savings, NOW accounts, certificates of deposit and jumbo certificates of deposit. Bank deposits are insured up to the limits provided by the FDIC. The following table details the Bank’s deposits as of the dates indicated:

	December 31,
	2011	2010	2009
	(in thousands)
Demand deposits	$118,037	$98,016	$87,855
NOW accounts	50,761	32,683	15,619
Regular savings	313,777	249,410	229,609
Muni-vest savings	20,161	22,000	23,418
Time deposits, $100,000 and over	39,557	57,302	59,301
Other time deposits	73,910	85,046	83,706

Total	$616,203	$544,457	$499,508

The following schedule sets forth the maturities of the Bank’s time deposits as of December 31, 2011:

	Time Deposit Maturity Schedule (in thousands)
	0-3 Mos.	3-6 Mos.	6-12 Mos.	Over 12 Mos.	Total

Time deposits - $100,000 and over	$5,812	$2,836	$5,464	$25,445	$39,557

Other time deposits	11,947	9,009	10,198	42,756	73,910

Total time deposits	$17,759	$11,845	$15,662	$68,201	$113,467

Total deposits increased $71.7 million or 13.2% in 2011 from 2010. The Company successfully grew core transactional checking accounts, including non-interest bearing demand deposits and interest-bearing NOW accounts, by 29.2% to $168.8 million at December 31, 2011. Non-interest bearing demand deposits increased by $20.0 million, or 20.4%, to $118.0 million as the Company was able to attract new core customers and some current commercial customers kept higher cash balances in a difficult economy. NOW accounts increased by 55.4%, or $18.1 million, to $50.8 million. In the fall of 2009, the Company introduced its Better Checking product which rewards customers with premium interest rates on checking balances and ATM fee refunds if the customers meet certain qualifications including direct deposit and frequent use of their debit cards. This product continued to attract new customers in 2011 and drove the increase in NOW balances.

Much of the organic growth in savings deposits in 2011 was due to the Better Savings account offered by the Bank. The Bank paid a competitive interest rate on that product throughout 2011. The Company believes this product was popular because customers preferred to keep their deposits liquid in a low-interest rate environment with a difficult economy. With long-term rates so low, customers often do not believe there is enough value in locking up their funds long-term. The growth in the Better Savings account is reflected in the growth of total regular savings accounts, which increased $64.4 million, or 25.8%, to $313.8 million in 2011.

Time deposits decreased $28.8 million, or 20.2%, from $143.0 million as of December 31, 2010 to $113.5 million at December 31, 2011. Customers moved into more liquid products such as the Better Savings account referred to above. Also, given the excess liquidity provided by the growth in checking and savings accounts, management did not replace brokered time deposits as they matured in 2011. Because the interest rate environment continues to remain low, the average rate paid on time deposits fell from 2.54% in 2010 to 2.23% in 2011.

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank (dollars in thousands):

	2011		2010		2009
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate

Demand deposits	$108,522	0.00%	$92,072	0.00%	$85,181	0.00%
NOW accounts	44,639	1.23%	24,981	1.00%	11,514	0.36%
Regular Savings	280,606	0.72%	237,939	0.69%	197,178	1.13%
Muni-vest savings	27,272	0.48%	30,005	0.48%	33,266	0.63%
Time deposits	131,171	2.23%	142,360	2.54%	142,893	3.06%

Total	$592,210	0.95%	$527,357	1.07%	$470,032	1.46%

Federal Funds Purchased and Other Borrowed Funds. Another source of the Bank’s funds for lending and investing activities at December 31, 2011 consisted of short and long term borrowings from the Federal Home Loan Bank.

Other borrowed funds consisted primarily of various advances from the FHLB with both fixed and variable interest rate terms ranging from 2.52% to 3.55%. The maturities and weighted average rates of other borrowed funds at December 31, 2011 are as follows (dollars in thousands):

	Maturities	Weighted Average Rate
2012	$3,000	2.52%
2013	10,000	3.28%
2014	9,000	3.53%
2015	-	-
2016	-	-
Thereafter	-	-

Total	$22,000	3.28%

Securities Sold Under Agreements to Repurchase

The Bank enters into agreements with certain customers to sell securities owned by the Bank to those customers and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The customer is informed that the securities are held in safekeeping by the Bank on behalf of the customer. Securities sold under agreements to repurchase totaled $9.0 million at December 31, 2011 compared to $5.2 million at December 31, 2010. Balances can vary day to day based on customer needs.

Pension

The Bank maintains a qualified defined benefit pension plan (the “Pension Plan”), which covered substantially all employees of the Company at the time the Pension Plan was frozen on January 31, 2008. All benefits eligible participants accrued in the Pension Plan to the freeze date have been retained. Employees have not accrued additional benefits in the Pension Plan from that date. Employees will be eligible to receive these benefits at normal retirement age. Additionally, the Company has entered into individual retirement agreements with certain of its executive officers providing for unfunded supplemental pension benefits under the Company’s Supplemental Executive Retirement Plan and Senior Executive Supplemental Executive Retirement Plan (collectively, the “SERP plans”). The Company’s pension expense for the Pension Plan and the SERP plans approximated $0.5 million, $0.5 million and $0.4 million for each of the years ended December 31, 2011, 2010 and 2009, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the Company’s plan assets of 7.50% for 2011, 2010 and 2009 for the Pension Plan; no compensation rate increases for 2011, 2010, and 2009 for the Pension Plan and 3.12%, 4.36%, and 3.50% in 2011, 2010 and 2009, respectively, for the SERP plans.

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

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 5.46% at December 31, 2010 to 4.46% at December 31, 2011 for the Company’s Pension Plan and from 5.34% to 4.34% for the SERP plans.

Management tested the sensitivity of the pension expense to changes in two key assumptions: return on plan assets and the discount rate. A 0.25% decrease in the rate of return on plan assets would have resulted in an increase in pension expense of 55.7% or $8 thousand. A 0.25% decrease in the discount rate would have resulted in an increase in pension expense of 27.3% or $4 thousand. The SERP has no plan assets; therefore there is no rate of return on plan assets. A 0.25% decrease in the discount rate would have resulted in an increase in SERP expense of 1.8% or $9 thousand. Increases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentences. Since the SERP plans are not funded and the Pension Plan has been frozen, the pension expense is not sensitive to compensation scale increases or decreases.

As of December 31, 2011, the Company had cumulative actuarial losses of approximately $3.1 million that will result in an increase in the Company’s future pension expense because such losses at each measurement date exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net actuarial losses had the effect of increasing the Company’s pension expense by approximately $36 thousand in 2011, $38 thousand in 2010 and $66 thousand in 2009.

The Company contributed $120,000 to the Pension Plan in 2011.

Liquidity

The Company utilizes cash flows from its investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. Given the current collateral available, advances of up to $115.2 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the FRB’s discount window. The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network. Additionally, the Company has access to capital markets as a funding source. The Company has accessed the capital markets as recently as May 2010 when it raised $13.4 million in net proceeds in connection with its registered offer and sale of 1.2 million shares of common stock.

The cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At December 31, 2011, approximately 4.9% of the Company’s debt securities had maturity dates of one year or less, and approximately 24.0% had maturity dates of five years or less. In addition, the Company receives regular cash flows on its mortgage-backed securities.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases. At December 31, 2011, in the stress test, the Bank had net short-term liquidity available of $82.6 million as compared with $70.2 million at December 31, 2010. Available assets of $110.5 million, divided by public and purchased funds of $111.6 million, resulted in a long-term liquidity ratio of 99% at December 31, 2011, compared with 75% at December 31, 2010.

Management does not anticipate engaging in any activities, either currently or over the long-term, for which adequate funding would not be available and which would therefore result in significant pressure on liquidity. However, continued economic recession could negatively impact the Company’s liquidity. The Bank relies heavily on FHLBNY as a source of funds, particularly with its overnight line of credit. To conserve capital, some FHLB branches have suspended dividends, cut dividend payments, and not bought back excess FHLB stock that members hold. FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future. The most severe problems in FHLB have been at some of the other FHLB branches. Nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.

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

	Payments due within time period at December 31, 2011
	(in thousands)

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Securities sold under agreement to repurchase	$9,010	$9,010	$-	$-	$-
Operating lease obligations	7,944	554	1,225	1,041	5,124
Other borrowed funds	22,000	3,000	19,000	-	-
Junior subordinated debentures	11,330	-	-	-	11,330

Total	$50,284	$12,564	$20,225	$1,041	$16,454

Interest expense on fixed rate debt	$1,287	$677	$610	$-	$-

The Company’s variable rate debt included in other borrowed funds is related to short-term funding which is used only to cover seasonal funding needs, which are subject to fluctuation.

At December 31, 2011, the Company had commitments to extend credit of $134.2 million compared to $161.3 million at December 31, 2010. For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 16 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Overall, during 2011, the business environment continues to be adverse for many households and businesses in Western New York, in the United States and worldwide. There can be no assurance that these conditions will improve in the near term. Such conditions could materially adversely affect the credit quality of the Company’s loans and leases, and therefore, the Company’s results of operations, financial condition, and capital position.

For further detail on capital and capital ratios, see Note 20 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Total Company stockholders’ equity was $69.0 million at December 31, 2011, increased from $63.1 million at December 31, 2010. Equity as a percentage of assets was 9.3% at December 31, 2011, compared to 9.4% at December 31, 2010. Book value per share of common stock increased to $16.72 at December 31, 2011 from $15.45 at December 31, 2010. The reason for the increase in stockholders’ equity and book value per share was $6.1 million in net income, a $0.8 million increase in accumulated other comprehensive income, and a $0.6 million addition to paid in capital for stock issuances for the dividend reinvestment plan and the employee stock purchase plan, and restricted stock and stock option activity. These increases were somewhat offset by $1.6 million in dividends to common stockholders.

The dividend payment of $0.40 per share in 2011 was the same as the dividend per share paid in 2010. Management and the Board of Directors of the Company believe that the dividend level is prudent to maintain available capital to support the continued growth of the Company, as well as to manage the Company’s and the Bank’s capital ratios, while providing a dividend yield (dividend per share divided by stock price) competitive with peers in the industry at 3.36% at December 31, 2011. The Company’s dividend payout ratio (dividends paid divided by net income) was 26.9% in 2011.

Included in stockholders’ equity was accumulated other comprehensive income which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale. Net unrealized gains after tax were $2.5 million, or $0.61 per share of common stock, at December 31, 2011, as compared to net unrealized gains on available-for-sale investment securities after tax of $0.8 million, and $0.20 per share of common stock, at December 31, 2010. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale. The Company had no other-than-temporary impairment charges in its investment portfolio in 2011 or 2010.

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

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

	Calculated increase (decrease) in projected annual net interest income
	(in thousands)

Changes in interest rates	December 31, 2011	December 31, 2010

+200 basis points	$1,126	$486
+100 basis points	1,452	945
-100 basis points	NM	NM
-200 basis points	NM	NM

Many assumptions are utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions relate to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Bank also assumes immediate changes in rates, including 100 and 200 basis point rate changes. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts, such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. The changes to projected net interest income resulting from rising rates from December 31, 2010 to December 31, 2011 were largely due to the projected balance sheet’s funding mix having a higher concentration of core deposits and an increased amount of growth in variable commercial loans. In regards to the declining rate scenarios, management believes that projections using such significant decreases in interest rates is not meaningful based on the current low interest rate environment. In light of the uncertainties and assumptions associated with the process, the amounts presented in the table, and changes in such amounts, are not considered significant to the Bank’s projected net interest income.

Financial instruments with off-balance sheet risk at December 31, 2011 included $102.0 million in undisbursed lines of credit at an average interest rate of 4.01%; $3.0 million in fixed rate loan origination commitments at 4.68%; $22.9 million in adjustable rate loan origination commitments at 4.37%; and $3.4 million in adjustable rate letters of credit, which if drawn upon, would typically earn an interest rate equal to the prime lending rate plus 2%. The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity year ended December 31,	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
			(dollars in thousands)
Interest-Assets
Gross loans and leases receivable	$40,339	$40,916	$35,222	$19,366	$34,599	$412,963	$583,405	$614,029
Average interest	4.72%	5.93%	5.39%	5.47%	5.57%	5.26%	5.31%	5.31%
Investment securities	5,109	3,039	1,287	10,486	4,937	78,925	103,783	103,792
Average interest	2.62%	4.18%	4.13%	3.43%	4.58%	3.96%	3.88%	3.88%

Interest – Liabilities
Interest bearing deposits	428,294	13,787	9,359	31,645	15,040	41	498,166	498,598
Average interest	0.88%	1.55%	2.07%	2.75%	2.03%	7.50%	1.07%	1.07%
Borrowed funds & Securities sold under agreements to repurchase	12,010	10,000	9,000	-	-	-	31,010	31,998
Average interest	0.78%	3.28%	3.53%	-	-	-	2.38%	2.38%

Junior subordinated debentures	-	-	-	-	-	11,330	11,330	11,330
Average interest	-	-	-	-	-	3.15%	3.15%	3.15%

When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities, increases or decreases. As a part of the Company’s asset/liability policy, the Company has set limitations on the acceptable level of the negative impact of such rate fluctuations on the market value of the Company’s balance sheet. The Bank’s securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per ASC Topic 320 “Investments – Debt and Equity Securities.” At December 31, 2011, the impact to equity, net of tax, as a result of marking available for sale securities to market was an unrealized gain of $2.5 million. On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 200 basis points. At December 31, 2011, the Company determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements. The Company’s and the Bank’s capital ratios are also reviewed by management on a quarterly basis.

Capital Expenditures

Significant planned expenditures for 2012 include construction of and furnishings for a new branch, restoration and renovation for some of the Company’s older properties, and investments in computer systems and hardware. The Company believes it has a sufficient capital base to support these known and potential capital expenditures, currently expected to total $3.2 million, with current assets.

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

The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank. This includes the operations of SDS and ENL. The net income from banking activities was $5.3 million in 2011 compared with $4.1 million in 2010. The increase in net income from banking activities was driven primarily by the provision for loan and lease losses, which decreased from $3.9 million in 2010 to $2.5 million in 2011. Total assets of the banking activities segment increased $70.3 million or 10.6% during 2011 to $730.9 million at December 31, 2011, due primarily to strong commercial loan growth and investment securities growth.

The insurance activities segment includes activities of TEA, a property and casualty insurance agency with locations in the Western New York area. This includes the operations of ENBA, which provides non-deposit investment products. Net income from insurance activities was $0.9 million in 2011, an increase of $0.1 million from $0.8 million in 2010. Despite a 1.3% decrease in TEA’s revenue, net income increased 14.5% as interest expense and non-interest expenses decreased 4.6% in aggregate as management focused on expense management in the soft insurance market. Total assets of the insurance activities segment were $10.0 million at December 31, 2011, compared with $10.9 million at December 31, 2010.

Fourth Quarter Results

Net income grew to $1.3 million, or $0.33 per diluted share, in the fourth quarter of 2011 compared with net income of $0.5 million, or $0.12 per diluted share, in the fourth quarter of 2010. The improvement in net income reflected a combination of higher net interest income and lower provision for loan and lease losses. Growth in net-interest income resulted from a stabilized margin combined with expanded interest earning assets, while the $0.6 million reduction in the provision for loan and lease losses to $0.8 million in the fourth quarter of 2011 was driven by improvements in the Company’s declining leasing portfolio. As it relates to the leasing portfolio, the Company was able to release $0.2 million in provision in the 2011 fourth quarter, whereas for the prior-year period, $0.4 million in provision was recorded. The return on average equity expanded to 7.77% for the fourth quarter of 2011, compared with 3.00% in the fourth quarter of 2010.

Net interest income was $6.9 million during the fourth quarter of 2011, up 13.2% from the prior-year period, and up 5.8% from the linked third quarter of 2011. Included in the improvement was a $0.2 million adjustment in interest income from the recovery of a previously charged-off commercial loan. Excluding this adjustment, net interest income increased $0.6 million, or 10.2%, from prior year’s fourth quarter and $0.2 million, or 2.9%, from the linked third quarter, primarily due to higher interest earning assets offset by net interest margin contraction. Core loans, which are defined as total loans and leases less direct financing leases, were $577.4 million at December 31, 2011, an increase of 12.7% from $512.5 million at December 31, 2010, and up 3.0% (11.8% annualized) from $560.8 million at September 30, 2011. The majority of the loan growth for the year was in the commercial/industrial and commercial mortgage loan portfolios. Commercial mortgage growth was the main driver in the fourth quarter increasing by $15.3 million, or 4.8%.

Investment securities were $107.0 million at December 31, 2011, up 9.9% from $97.4 million at the end of the third quarter of 2011, and up 14.7% from $93.3 million at the end of fourth quarter of 2010. The growth in the investment securities reflects the success of the Company attracting core deposits for both the year and fourth quarter above the growth rate of loans. The Company’s growth in the investment portfolio was concentrated in mortgage-backed securities. With long-term rates at historic lows, mortgage-backed securities allow the Company to receive cash flows over the life of the bond and re-invest those cash flows into loans when deposit growth slows.

Total deposits were $616.2 million at December 31, 2011, up 13.2%, or $71.7 million, from $544.5 million at December 31, 2010, and up 0.5%, or $3.0 million compared with $613.2 million at September 30, 2011. Growth for the quarter and year-over-year period was attributable to strong core deposit increases across a variety of products, including the Company’s Better Checking product (included in the NOW category) along with its complementary Better Savings product. These products have been successful in garnering new customers, rewarding existing customers for doing more business with the Bank, and ultimately developing deeper customer relationships. The Company also experienced an increase in demand deposits. The majority of the $20.0 million, or 20.4%, increase in demand deposits over the prior-year fourth quarter was from commercial customers. The Company has focused on growing commercial deposits as part of its overall growth strategy. Although a portion of deposit growth can be seasonal and reflective of transaction activity, the results reflect solid growth in a very competitive marketplace. Partially offsetting those gains was a decrease in time deposits due to the roll-off of higher rate promotional CD’s and decreased brokered time deposits.

Although net interest margin experienced compression throughout 2011 due to the declining interest rate environment, it remained relatively strong at 4.03% for the fourth quarter of 2011. Adjusting for the loan recovery previously noted, net interest margin for the fourth quarter would have been 3.92%. Net interest margin was 3.97% in the 2011 third quarter and 4.00% in the 2010 fourth quarter. As the low interest rate cycle matures, the Company’s loan and investment portfolios continue to re-price into lower yields as evidenced by a decline in yield on interest-earning assets (after adjusting for the one-time interest income adjustment) of 9 basis points from the linked third quarter to 4.88% and a decline of 28 basis points from the fourth quarter 2010. The Company benefited from re-pricing its interest-bearing liabilities much earlier in the interest rate cycle, and these rates have fallen less than its interest-earning assets in 2011. Correspondingly, the cost of interest-bearing liabilities for the Company declined 7 basis points in the fourth-quarter 2011 from the third-quarter 2011 and decreased 23 basis points from the fourth quarter of 2010. Additionally, the Company has been successful in attracting new customers, with most of that success coming in the premium-rate Better Checking and Better Savings products.

The provision for loan and lease losses was $0.8 million in the fourth quarter of 2011, an increase from a $0.2 million provision in the third quarter of 2011, but down from the $1.4 million provision in the fourth quarter of 2010. The majority of the provision in the 2011 fourth quarter was related to current asset quality and an expanding loan portfolio. Additionally, the provision benefitted from the release of $0.2 million related to the continued improvement in the shrinking leasing portfolio’s charge-off and collection performance. When compared with the fourth quarter of 2010, the reduction in the provision was due mostly to the $0.6 million change in the provision for leases.

As a result of the larger provision in the fourth quarter of 2011, the ratio for the allowance for loan and lease losses to total loans and leases ratio increased to 1.97% at December 31, 2011, compared with 1.88% at September 30, 2011, and remained flat from December 31, 2010.

Net charge-offs to average total loans and leases was 0.03% in the fourth quarter of 2011 compared with 0.9% in the third quarter of 2011, and 0.06% in the fourth quarter of 2010. The charge-off percentage remains under industry norms and is indicative of the Bank’s historical focus on well-collateralized credits. Management continues to maintain a conservative approach in reserving for potential losses in this environment of extended economic volatility.

At December 31, 2011 the ratio of non-performing loans and leases to total loans and leases remained relatively flat at 2.40% compared with 2.42% at September 30, 2011 and increased from 2.08% at December 31, 2010. The increase in the ratio from the prior year fourth quarter was due to the commercial real estate portfolio, where five new commercial real estate loan relationships entered non-accruing status in 2011 totaling $2.3 million. The largest relationship, a tree nursery, was $0.8 million. The increase was offset by a reduction in non-performing leases which is a reflection of the improving quality of the remaining balances as the portfolio winds down. The total coverage ratio for non-performing loans and leases was 75.74% at December 31, 2011 compared with 74.85% at December 31, 2010.

Non-interest income, which represented 29.3% of total revenue in the fourth quarter of 2011, increased slightly to $2.9 million compared with the fourth quarter of 2010. The increase was attributable to higher service charges and insurance agency revenue. Service charges on deposits increased $47 thousand, or 10.8%, compared with the fourth quarter 2010, primarily due to increased volume of activity. Insurance agency revenue of $1.4 million was up $22 thousand, or 1.6%, when compared with the 2010 fourth quarter. However, the soft insurance market and macro-economic conditions continue to put downward pressure on personal and commercial property and casualty insurance commissions. Compared with the trailing third quarter of 2011, The Evans Agency’s revenue was $0.5 million lower due to seasonality.

Total non-interest expense was $7.1 million in the fourth quarter of 2011, an increase of $0.4 million, or 6.2%, from $6.7 million in the fourth quarter of 2010. Other expenses increased $0.3 million primarily due to loan fees related to commercial real estate appraisals. Salaries and employee benefits increased $0.2 million to $3.9 million in the fourth quarter of 2011 compared with the prior-year period reflecting regular merit increases and increased staff, including commercial loan officers and other business-generating positions. These increases were partially offset by lower amortization expense related to intangible assets acquired in the 2008 purchase of Suchak Data Systems, Inc., which were fully amortized at the end of 2010, and a reduction in FDIC insurance expense due to changes in the premium calculation adopted in the second quarter of 2011 by the FDIC.

As a result of the increase in non-interest expenses off-set by an increase in net interest income, the efficiency ratio, excluding goodwill impairment and intangible amortization, decreased slightly to 71.35% for the fourth quarter of 2011, from 72.23% in the fourth quarter of 2010. The Company’s efficiency ratio for the third quarter of 2011 was 69.10% which was reflective of seasonal non-interest income revenue from the insurance agency.

The effective tax rate for the quarter ended December 31, 2011 was 27.8% compared with an effective tax rate of 42.9% in the fourth quarter of 2010. The higher effective tax rate for the prior year’s fourth quarter reflected adjustments related to the wind down of the leasing portfolio requiring an increase in the state income tax valuation allowance. The current quarter’s effective tax rate is more indicative of a normalized rate.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Evans Bancorp, Inc. and subsidiaries (“the Company”). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The Company’s consolidated financial statements for the fiscal year ended December 31, 2011 were audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” immediately following this annual report of management.

EVANS BANCORP, INC. AND SUBSIDIARIES

/s/ David J. Nasca
David J. Nasca
President and Chief Executive Officer

/s/ Gary A. Kajtoch
Gary A. Kajtoch Treasurer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Evans Bancorp, Inc:

We have audited Evans Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 6, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Buffalo, New York

March 6, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Evans Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Buffalo, New York

March 6, 2012

EVANS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(in thousands, except share and per share amounts)

	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$11,486	$13,467
Interest-bearing deposits at banks	3,192	255
Securities:
Available for sale, at fair value (cost: $95,848 at December 31, 2011; $86,096 at December 31, 2010)	99,981	87,422
Held to maturity, at amortized cost (fair value: $3,811 at December 31, 2011; $2,130 at December 31, 2010)	3,802	2,140
Federal Home Loan Bank common stock, at amortized cost	1,830	2,362
Federal Reserve Bank common stock, at amortized cost	1,425	1,408
Loans and leases, net of allowance for loan and lease losses of $11,495 and $10,424 at December 31, 2011 and 2010, respectively	571,910	517,554

Properties and equipment, net of accumulated depreciation of $13,145 and $12,054 at December 31, 2011 and 2010, respectively	10,477	10,841
Goodwill	8,101	8,101
Intangible assets, net	678	1,168
Bank-owned life insurance	14,843	12,389
Other assets	13,177	14,416

TOTAL ASSETS	$740,902	$671,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$118,037	$98,016
NOW	50,761	32,683
Regular savings	313,777	249,410
Muni-vest	20,161	22,000
Time	113,467	142,348

Total deposits	616,203	544,457

Securities sold under agreements to repurchase	9,010	5,227
Other short term borrowings	3,000	13,669
Other liabilities	13,371	11,776
Junior subordinated debentures	11,330	11,330
Long term borrowings	19,000	22,000

Total liabilities	671,914	608,459

CONTINGENT LIABILITIES AND COMMITMENTS (See Note 16)

STOCKHOLDERS’ EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,125,272 and 4,081,887 shares issued at December 31, 2011 and 2010, respectively, and 4,124,892 and 4,081,887 shares outstanding, at December 31, 2011 and 2010, respectively	2,063	2,041
Capital surplus	41,275	40,660
Retained earnings	25,304	20,836
Accumulated other comprehensive income (loss), net of tax	346	(473)

Total stockholders’ equity	68,988	63,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$740,902	$671,523

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands, except share and per share amounts)

	2011	2010	2009

INTEREST INCOME:
Loans and leases	$29,140	$28,102	$27,416
Interest bearing deposits at banks	26	9	1
Securities:
Taxable	2,115	1,740	1,608
Non-taxable	1,434	1,566	1,676

Total interest income	32,715	31,417	30,701
INTEREST EXPENSE
Deposits	5,621	5,660	6,844
Other borrowings	775	929	864
Junior subordinated debentures	331	333	399

Total interest expense	6,727	6,922	8,107
NET INTEREST INCOME	25,988	24,495	22,594
PROVISION FOR LOAN AND LEASE LOSSES	2,484	3,943	10,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	23,504	20,552	12,094
NON-INTEREST INCOME:
Bank charges	1,783	1,897	2,260
Insurance service and fees	6,902	6,992	7,191
Data center income	678	845	849
Net gain on sales and calls of securities	26	7	18
Gain on loans sold	188	152	93
Bank-owned life insurance	454	468	578
Interchange fee income	887	783	625
Gain on bargain purchase	-	-	671
Other	1,514	1,489	1,782

Total non-interest income	12,432	12,633	14,067

NON-INTEREST EXPENSE:
Salaries and employee benefits	15,820	14,821	12,751
Occupancy	3,119	2,940	2,765
Repairs and maintenance	689	674	721
Advertising and public relations	812	627	575
Professional services	1,776	1,533	1,484
Technology and communications	878	912	1,065
Amortization of intangibles	490	900	930
FDIC insurance	652	1,023	941
Goodwill impairment	-	-	1,985
Other	3,005	2,677	2,840

Total non-interest expense	27,241	26,107	26,057

INCOME BEFORE INCOME TAXES	8,695	7,078	104

INCOME TAX PROVISION (BENEFIT)	2,583	2,238	(603)

NET INCOME	$6,112	$4,840	$707

Net income per common share – basic	$1.49	$1.34	$0.25

Net income per common share – diluted	$1.49	$1.34	$0.25

Cash dividends per common share	$0.40	$0.40	$0.61

Weighted average number of basic common shares	4,102,142	3,613,746	2,788,507

Weighted average number of diluted shares	4,104,533	3,616,551	2,793,612

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands, except share and per share)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
BALANCE – December 31, 2008	$1,386	$26,696	$18,374	$(537)	$ -	$45,919
Comprehensive income:
Net Income			707			707
Unrealized gain on available for sale securities, net of reclassification of gain of $11 (after tax) and tax effect of ($189)				293		293
Amortization of prior service cost and net loss, net of taxes ($49)				76		76
Decrease in pension liability, net of taxes ($38)				60		60

Total comprehensive income						1,136

Cash dividends ($0.61 per common share)			(1,700)			(1,700)
Stock option expense		154				154
Re-issued 2,000 shares under dividend reinvestment plan		(4)			27	23
Issued 21,751 shares under dividend reinvestment plan	11	241				252
Issued 19,735 shares under Employee Stock Purchase Plan	10	192				202
Purchased 2,000 shares for Treasury					(27)	(27)

BALANCE – December 31, 2009	$1,407	$27,279	$17,381	$(108)	$ -	$45,959
Comprehensive income:
Net Income			4,840			4,840
Unrealized loss on available for sale securities, net of reclassification of gain of $4 (after tax) and tax effect of $124				(181)		(181)
Amortization of prior service cost and net loss, net of taxes ($56)				76		76
Increase in pension liability, net of taxes $164				(260)		(260)

Total comprehensive income						4,475

Cash dividends ($0.40 per common share)			(1,385)			(1,385)
Stock option expense		215				215
Issued 12,219 shares under dividend reinvestment plan	6	168				174
Issued 1,222,000 shares in stock offering	611	12,824				13,435
Issued 15,810 restricted shares	8	(8)				-
Issued 18,657 shares under Employee Stock Purchase Plan	9	182				191

BALANCE – December 31, 2010	$2,041	$40,660	$20,836	$(473)	$ -	$63,064
Comprehensive income:
Net Income			6,112			6,112
Unrealized gain on available for sale securities, net of reclassification of gain of $16 (after tax) and tax effect of $(1,087)				1,721		1,721
Amortization of prior service cost and net loss, net of taxes ($47)				77		77
Increase in pension liability, net of taxes $617				(979)		(979)

Total comprehensive income						6,931

Cash dividends ($0.40 per common share)			(1,644)			(1,644)
Stock option expense		274				274
Issued 13,539 shares under dividend reinvestment plan	7	166				173
Excess tax benefit from stock compensation		3				3
Issued 13,978 restricted shares, net of 1,768 forfeit	6	(6)				-
Issued 17,256 shares under Employee Stock Purchase Plan	9	178				187

BALANCE – December 31, 2011	$2,063	$41,275	$25,304	$346	$ -	$68,988

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands)

	2011	2010	2009
OPERATING ACTIVITIES:
Interest received	$32,236	$31,616	$30,327
Fees and commission received	12,846	12,635	13,363
Proceeds from sale of loans held for resale	24,267	13,230	16,338
Originations of loans held for resale	(24,811)	(15,624)	(16,518)
Interest paid	(7,016)	(6,895)	(8,407)
Cash paid to employees and vendors	(23,583)	(21,642)	(23,431)
Pension plan contributions	(120)	(150)	-
Income taxes paid	(3,004)	(3,556)	(975)

Net cash provided by operating activities	10,815	9,614	10,697

INVESTING ACTIVITIES:
Available for sale securities:
Purchases	(31,627)	(89,119)	(70,313)
Proceeds from sales	770
Proceeds from maturities	21,610	73,393	69,435
Held to maturity securities:
Purchases	(2,475)	(862)	(1,697)
Proceeds from maturities	778	1,769	483
Cash paid for bank-owned life insurance	(2,000)	-	-
Proceeds from bank-owned life insurance	-	-	342
Additions to properties and equipment	(726)	(2,767)	(196)
Increase in loans, net of repayments	(56,765)	(37,828)	(53,029)
Sale of other real estate	-	96	-
Cash paid on earn-out agreements	-	-	(40)
Acquisitions	-	-	8,419

Net cash used in investing activities	(70,435)	(55,318)	(46,596)

FINANCING ACTIVITIES:
Proceeds from borrowing	-	-	8,239
Repayment of borrowings	(9,885)	(10,921)	(11,605)
Increase in deposits	71,745	44,949	44,347
Dividends paid	(1,644)	(1,385)	(1,700)
Purchase of treasury stock	-	-	(27)
Issuance of common stock	360	13,800	454
Re-issuance of treasury stock	-	-	23

Net cash provided by financing activities	60,576	46,443	39,731

Net increase in cash and cash equivalents	956	739	3,832

CASH AND CASH EQUIVALENTS:
Beginning of year	13,722	12,983	9,151

End of year	$14,678	$13,722	$12,983

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands)

	2011	2010	2009
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$6,112	$4,840	$707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,470	1,856	1,712
Goodwill impairment	-	-	1,985
Deferred tax benefit	(322)	(1,352)	(1,357)
Provision for loan and lease losses	2,484	3,943	10,500
Proceeds from sale of loans held for resale	24,267	13,230	16,338
Originations of loans held for resale	(24,811)	(15,624)	(16,518)
Net gain on sales of securities	(26)	(7)	(18)
Net loss on sale of other real estate	-	6	-
Gain on loans sold	(188)	(152)	(93)
Stock option expense	274	215	154
Changes in assets and liabilities affecting cash flow:
Other assets	1,162	1,229	(2,484)
Other liabilities	393	1,430	(229)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,815	$9,614	$10,697

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENTS AND FINANCIAL ACTIVITIES:

Fair value of assets acquired in acquisitions (non-cash)	$ -	$ -	$43,516
Fair value of liabilities assumed in acquisitions	-	-	51,265

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and General

Evans Bancorp, Inc. (the “Company”) was organized as a New York business corporation and incorporated under the laws of the State of New York on October 28, 1988 for the purpose of becoming a bank holding company. Through August 2004, the Company was registered with the Federal Reserve Board (“FRB”) as a bank holding company under the Bank Holding Company Act of 1956, as amended. In August 2004, the Company filed for, and was approved as, a Financial Holding Company under the Bank Holding Company Act. The Company currently conducts its business through its two subsidiaries: Evans Bank, N.A. (the “Bank”), a nationally chartered bank, and its subsidiaries, Suchak Data Systems, LLC (“SDS”), Evans National Leasing, Inc. (“ENL”) and Evans National Holding Corp. (“ENHC”); and Evans National Financial Services, LLC (“ENFS”) and its subsidiary, The Evans Agency LLC (“TEA”). Unless the context otherwise requires, the term “Company” refers collectively to Evans Bancorp, Inc. and its subsidiaries. The Company conducts its business through its subsidiaries. It does not engage in any other substantial business.

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

Accounting Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. The estimates and assumptions that management deems to be critical involve our accounting policies relating to the determination of our allowance for loan and lease losses and the valuation of goodwill. These estimates and assumptions are based on management’s best estimates and judgment and management evaluates them on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust our estimates and assumptions when facts and circumstances dictate. The current economic recession increases the uncertainty inherent in our estimates and assumptions. As future events cannot be determined with precision, actual results could differ significantly from our estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in periods as they occur.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits at banks.

Cash and due from banks includes reserve balances that the Bank is required to maintain with Federal Reserve Banks. The required reserves are based upon deposits outstanding, and were approximately $0.2 million and $4.4 million at December 31, 2011 and 2010, respectively.

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

Securities, which experience an other-than-temporary decline in fair value, are written down to a new cost basis with the amount of the write-down, due to credit problems, now included in earnings as a realized loss. The new cost basis is not changed for subsequent recoveries in fair value. Factors which management considers in determining whether an impairment in value of an investment is other than temporary include the period of time the securities were in a loss position, management’s intent and ability to hold securities until fair values recover to amortized cost or if it is considered more likely than not that the Company will have to sell the security, the extent to which fair value is less than amortized cost, the issuer’s financial performance and near term prospects, the financial condition and prospects for the issuer’s geographic region and industry, and recoveries or declines in fair value subsequent to the balance sheet date. There were no charges associated with other-than-temporary impairment declines in fair value of securities in 2011 or 2010.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. If the credit is not well secured and in the process of collection, the loan is placed on non-accrual status and is subject to charge-off if collection of principal or interest is considered doubtful. A loan can also be placed on nonaccrual before it is 90 days delinquent if management determines that it is probable that the Bank will be unable to collect principal or interest due according to the contractual terms of the loan.

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

The Bank considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect principal or interest due according to the contractual terms of the loan. Commercial mortgage and C&I loans are identified for evaluation and individually considered impaired. These loans are assessed for any impairment. Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business. The Company has an appraisal policy in which appraisals are obtained upon a loan being downgraded on the Company’s internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral. If a loan remains criticized for an extended period of time, it is the Company’s policy to appraise the collateral at least annually. All impaired loans are either graded a 6 or 7 on the internal loan rating scale. Subsequent to the downgrade, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal. Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers. Consumer loans and smaller balance leases are collectively evaluated for impairment. Since these loans and leases are not individually identified and evaluated, they are not considered impaired loans. The one exception is for consumer loans and smaller balance direct financing leases that are considered troubled debt restructurings (“TDR”) since all TDR loans and leases are considered impaired. Occasionally a consumer loan is evaluated as part of a larger commercial loan relationship and may be considered impaired based on the results of the evaluation.

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

Negative industry conditions or weaker management could also be characteristic. Proper consideration should be given to companies in a high growth phase or in development business segments that may not have achieved sustainable earnings.

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

With loss assets, the underlying borrowers are often in bankruptcy, have formally suspended debt repayments, or have otherwise ceased normal business operations. Once an asset is classified loss, there is little prospect of collecting either its principal or interest. When access to collateral, rather than the value of the collateral, is a problem, a less severe classification may be appropriate. Losses are to be recorded in the period an obligation becomes uncollectible.

The Company’s consumer loans, including residential mortgages and home equities, are not individually risk rated or reviewed in the Company’s loan review process. Consumers are not required to provide the Company with updated financial information as is a commercial customer. Consumer loans also carry smaller balances. Given the lack of updated information since the initial underwriting of the loan and small size of individual loans, the Company uses delinquency status as the credit quality indicator for consumer loans.

Leases

The Bank’s leasing operations consists principally of the leasing of various types of small ticket commercial equipment. The Company follows ASC Topic 840, “Leases,” for all of its direct financing leases. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income, net of the remaining mark. In the third quarter of 2009, the Company announced its intention to sell the leasing portfolio. As a result, the Company classified the leasing portfolio as held-for-sale and marked the portfolio down to its fair market value as of June 30, 2009. As of September 30, 2009, management decided to service the portfolio to maturity and transferred it to held-for-investment. At December 31, 2011 and 2010, the carrying value of the leasing portfolio amounted to $6.0 million and $15.5 million, respectively. All of the Bank’s leases are classified as direct financing leases.

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

Direct financing leases are segregated from the rest of the loan portfolio in determining the appropriate allowance for that portfolio segment. Unlike the loan portfolio, the Company does have sufficient historical loss data to perform a migration analysis for non-accruing leases. Management periodically updates this analysis by examining the non-accruing lease portfolio at different points in time and studying what percentage of the non-accruing portfolio ends up being charged off. All of the remaining leases not in non-accrual are allocated a reserve based on the several factors including: delinquency and non-accrual trends, charge-off trends, and national economic conditions.

The provision for loan and lease losses and the allowance for loan and lease losses at December 31, 2011 are presented net of $405 thousand in benefit from FDIC guarantees related to loans purchased in the FDIC-assisted acquisition of Waterford Village Bank in 2009.

Foreclosed Real Estate

Foreclosed real estate is initially recorded at the lower of book or fair value (net of costs of disposal) at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. Assessments are periodically performed by management, and an allowance for losses is established through a charge to operations if the carrying value of a property exceeds fair value. The Company had no Other Real Estate at December 31, 2011 or December 31, 2010.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. A reporting unit is defined as any distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The only reporting unit with goodwill as of December 31, 2011 is the insurance agency activities reporting unit.

The fair value of the insurance agency activities reporting unit is measured annually as of December 31st utilizing the average of a discounted cash flow model and a market value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for similar companies. The calculated value of the insurance agency reporting unit was substantially in excess of the carrying amount at December 31, 2011. A review of the period subsequent to the measurement date is performed to determine if there were any significant adverse changes in operations or events that would alter our determination as of the measurement date. The Company has performed the required goodwill impairment tests and has determined that goodwill was not impaired as of December 31, 2011.

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

Net Income Per Share

Net income per common share is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options and immediate vesting of restricted shares. Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share. There were 2,391; 2,805; and 5,105 potentially dilutive shares of common stock included in calculating diluted earnings per share for the years ended December 31, 2011, 2010, and 2009, respectively. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive. In accordance with ASC Topic 260, “Earnings Per Share,” these shares were not included in calculating diluted earnings per share. As of December 31, 2011, 2010, and 2009, there were 213 thousand, 170 thousand, and 267 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive.

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

Financial Instruments with Off-Balance Sheet Risk

In the ordinary course of business, the Bank has entered into off-balance sheet financial arrangements consisting of commitments to extend credit and standby letters of credit. The Company’s consolidated financial statements do not reflect these various commitments. The Bank has not incurred any losses on its commitments during the past three years and has not recorded a reserve for its commitments.

Advertising costs

Advertising costs are expensed as incurred.

New Accounting Standards

The following significant accounting pronouncements became effective for the Company in 2011:

Accounting Standards Update (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A). This ASU modifies Step 1 of the goodwill impairment test under FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, including the examples provided in FASB ASC paragraph 350-20-35-30, in determining whether an interim goodwill impairment test between annual test dates is necessary. On adoption of this ASU, goodwill impairment that results from this requirement to perform Step 2 of the goodwill impairment test would be recognized as cumulative effect adjustment to beginning retained earnings in the period of adoption. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 for a public entity. An impairment charge recorded on adoption may require disclosure for 2010 calendar year-end registrants. The Company adopted this ASU as of January 1, 2012. The Company has one reporting unit with goodwill – TEA, its insurance agency subsidiary. As the carrying amount of that reporting unit is greater than zero, adoption of this ASU did not impact the Company.

ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarified guidance in identifying restructuring of receivables that constitute TDR’s for a creditor so that there is more consistent application of U.S. GAAP for debt restructurings. The ASU clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance became effective for interim and annual periods beginning after June 15, 2011. The Company adopted ASU 2011-02 for the three and nine month periods ended September 30, 2011 and applied the guidance retrospectively to restructurings occurring on or after January 1, 2011. The Company did not identify any new TDR’s as a result of this standard. The ASU also clarified the effective date for new disclosure requirements for TDR’s, which have been included in Note 3 to these Audited Consolidated Financial Statements on Form 10-K.

2.     SECURITIES

The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2011
	(in thousands)

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available for Sale:
Debt securities:
U.S. government agencies	$29,002	$1,250	$ -	$30,252
States and political subdivisions	30,632	1,698	(4)	32,326

Total debt securities	$59,634	$2,948	$(4)	$62,578

Mortgage-backed securities:
FNMA	20,071	647	-	20,718
FHLMC	8,052	269	-	8,321
GNMA	5,895	248	-	6,143
CMO’s	2,196	25	-	2,221

Total mortgage-backed securities	$36,214	$1,189	$-	$37,403

Total	$95,848	$4,137	$(4)	$99,981

Held to Maturity:
Debt securities:
U.S. government agencies	$ -	$ -	$ -	$ -
States and political subdivisions	3,802	24	(15)	3,811

Total	$3,802	$ 24	$ (15)	$3,811

	2010
	(in thousands)

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available for Sale:
Debt securities:
U.S. government agencies	$23,130	$609	$(95)	$23,644
States and political subdivisions	35,796	726	(225)	36,297

Total debt securities	$58,926	$1,335	$(320)	$59,941

Mortgage-backed securities:
FNMA	10,207	320	(65)	10,462
FHLMC	9,541	79	(53)	9,567
GNMA	4,763	38	-	4,801
CMO’s	2,659	11	(19)	2,651

Total mortgage-backed securities	$27,170	$448	$(137)	$27,481

Total	$86,096	$1,783	$(457)	$87,422

Held to Maturity:
Debt securities:
U.S. government agencies	$-	$-	$-	$-
States and political subdivisions	2,140	22	(32)	2,130

Total	$2,140	$22	$(32)	$2,130

Available for sale securities with a total fair value of $76.7 million and $65.6 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at December 31, 2011 and 2010, respectively.

The scheduled maturities of debt and mortgage-backed securities at December 31, 2011 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	Amortized Cost	Fair Value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$2,426	$2,453
Due after year one through five years	18,454	19,231
Due after five through ten years	24,995	26,238
Due after ten years	13,759	14,656

	59,634	62,578

Mortgage-backed securities available for sale	$36,214	$37,403

	$95,848	$99,981

Debt securities held to maturity:
Due in one year or less	$2,656	$2,644
Due after year one through five years	518	529
Due after five through ten years	40	42
Due after ten years	588	596

	3,802	3,811

Mortgage-backed securities available for sale	-	-

	$3,802	$3,811

Realized gains and losses from gross sales and calls of securities of $1.0 million, $1.3 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, are summarized as follows:

	000,000,00	000,000,00	000,000,00
	2011	2010	2009
	(in thousands)
Gross gains	$35	$17	$18
Gross losses	(9)	(10)	-

Net gain	$26	$7	$18

Information regarding unrealized losses within the Company’s available for sale securities at December 31st of the respective years is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

			2011
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)		(in thousands)		(in thousands)
Debt securities
U.S. government agencies	$-	$-	$-	$-	$-	$-
States and political subdivisions	401	(1)	304	(3)	705	(4)

Total debt securities	$401	$(1)	$304	$(3)	$705	$(4)

Mortgage-backed securities
FNMA	$-	$-	$-	$-	$-	$-
FHLMC	-	-	-	-	-	-
CMO’s	-	-	-	-	-	-

Total mortgage-backed securities	$-	$-	$-	$-	$-	$-

Held to Maturity:
Debt securities:
U.S. government agencies	$-	$-	$-	$-	$-	$-
State and political subdivisions	2,239	(12)	1,006	(3)	3,245	(15)

Total temporarily impaired Securities	$2,640	$(13)	1,310	$(6)	$3,950	$(19)

			2010
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)		(in thousands)		(in thousands)
Debt securities
U.S. government agencies	$3,705	$(95)	$-	$-	$3,705	$(95)
States and political subdivisions	9,144	(225)	-	-	9,144	(225)

Total debt securities	$12,849	$(320)	$-	$-	$12,849	$(320)

Mortgage-backed securities
FNMA	$3,113	$(65)	$-	$-	$3,113	$(65)
FHLMC	7,897	(53)	-	-	7,897	(53)
CMO’s	2,011	(19)	-	-	2,011	(19)

Total mortgage-backed securities	$13,021	$(137)	$-	$-	$13,021	$(137)

Held to Maturity:
Debt securities:
U.S. government agencies	$-	$-	$-	$-	$-	$-
State and political subdivisions	466	(28)	862	(4)	1,328	(32)

Total temporarily impaired Securities	$26,336	$(485)	$862	$(4)	$27,198	$(489)

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2011 and 2010 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers. The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

While the Company did not record any other-than-temporary impairment charges in 2011 or 2010, and gross unrealized losses amounted to only $4 thousand at December 31, 2011, it remains possible that adverse economic conditions could negatively impact the securities portfolio in 2012. The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government agencies such as FHLB, Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The stable past performance is not a guarantee for similar performance going forward.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY. At December 31, 2011, the Company had a total of $22.0 million in borrowed funds with FHLBNY. The Company has placed sufficient collateral in the form of residential real estate loans at FHLBNY. As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock with a carrying value of $1.8 million and $2.4 million as of December 31, 2011 and 2010, respectively.

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

Systemic weakness in the FHLB could result in impairment of the Company’s FHLB stock. However, FHLBNY has stated that it currently meets all of its capital requirements, continues to redeem excess stock for members, and has the expressed ability and intent to continue paying dividends. It has maintained a AAA credit rating with a stable outlook. Due to the relatively strong financial health of FHLBNY, there was no impairment in the Bank’s FHLB stock as of December 31, 2011 and 2010.

3.         LOANS AND LEASES, NET

Major categories of loans and leases at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$73,579	$69,958
Commercial and multi-family	306,683	261,371
Construction-residential	2,392	1,320
Construction-commercial	27,887	32,332
Home equities	54,673	53,120

Total real estate loans	465,214	418,101

Direct financing leases	6,021	15,475
Commercial and industrial loans	109,513	91,445
Consumer loans	1,677	2,458
Other	586	252
Net deferred loan and lease origination costs	394	247

Total gross loans	583,405	527,978
Allowance for loan and lease losses	(11,495)	(10,424)

Loans and leases, net	$571,910	$517,554

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

The Bank, in its normal course of business, sells certain residential mortgages which it originates to FNMA. The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon. The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges. This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk. At December 31, 2011 and 2010, the Company had approximately $62.4 million and $44.2 million, respectively, in unpaid principal balances of loans that it services for FNMA. For the years ended December 31, 2011 and 2010, the Company sold $24.1 million and $13.1 million, respectively, in loans to FNMA and realized gains on those sales of $188 thousand and $152 thousand, respectively. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. The Company had a related asset of approximately $0.4 million for the servicing portfolio rights as of December 31, 2011 and 2010. There were $3.6 million in loans held for sale at December 31, 2011 compared with $2.9 million at December 31, 2010. Loans held for sale are typically in the portfolio for less than a month. As a result, the carrying value approximates fair value. The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

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

Commercial and Industrial Loans: These loans generally include term loans and lines of credit. Such loans are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and equipment purchases. As a general practice, a collateral lien is placed on equipment or other assets owned by the borrower. These loans carry a higher risk than commercial real estate loans based on the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable. To reduce the risk, management also attempts to secure real estate as collateral and obtain personal guarantees of the borrowers. To further reduce risk and enhance liquidity, these loans generally carry variable rates of interest, re-pricing in three- to five-year periods, and have a maturity of five years or less. Lines of credit generally carry floating rates of interest (e.g., prime plus a margin).

Consumer Loans: The Company funds a variety of consumer loans, including direct automobile loans, recreational vehicle loans, boat loans, aircraft loans, home improvement loans, and personal loans (collateralized and uncollateralized). Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging up to five years, based upon the nature of the collateral and the size of the loan. The majority of consumer loans are underwritten on a secured basis using the underlying collateral being financed. A minimal amount of loans are unsecured, which carry a higher risk of loss.

Other Loans: These loans included $0.2 million at December 31, 2011 and $0.3 million at December 31, 2010 of overdrawn deposit accounts classified as loans.

Net loan commitment fees are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period.

Loans Purchased in FDIC-Assisted Transaction: During the third quarter of 2009, the Bank entered into a definitive purchase and assumption agreement (the “Agreement”) with the FDIC to purchase a failed community bank located in Clarence, NY called Waterford Village Bank (“Waterford”). Included in the purchase was a loan portfolio of $42.0 million. Included in that purchased portfolio were $2.0 million in credit-impaired loans, which were written down by $1.2 million at the time of acquisition for a net carrying amount at acquisition of $0.8 million. The balance of the total loan portfolio acquired from Waterford was $25.0 million and $34.2 million at December 31, 2011 and 2010, respectively. The balance in the purchased credit-impaired portfolio as of December 31, 2011 was less than $0.1 million.

All of the purchased loans and foreclosed real estate purchased by the Bank under the Agreement are covered by a loss sharing agreement between the FDIC and the Bank which is included in the Agreement. The loans acquired in that acquisition are referred to as “covered” loans because they are “covered” by a loss sharing agreement with the FDIC. Under this loss sharing agreement, the FDIC has agreed to bear 80% of loan and foreclosed real estate losses up to $5.6 million and 95% of losses that exceed $5.6 million. Reimbursable losses are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition. The indemnification asset, which represents the expected proceeds from FDIC loss share claims related to former Waterford loans which are charged off, was $0.2 million at December 31, 2011, compared with $0.9 million at December 31, 2010. The asset declines as losses are reimbursed by the FDIC or losses are not incurred as initially recorded. The asset increases when new losses associated with the portfolio are identified.

At acquisition, the Company marked the covered loan portfolio to its market value and the allowance for loan and lease losses related to the covered loans was zero. Since acquisition, management has provisioned for any incremental increases in estimated credit losses due to deterioration in specific loans or increased risk factors on pools of loans. As a result of the FDIC loss share agreement, the provision for loan and lease losses and the allowance for loan and lease losses at December 31, 2011 and December 31, 2010 are presented net of FDIC guarantees related to covered loans. The following table depicts the allowance for loan and lease losses related to covered loans as of December 31, 2011 and 2010, respectively. The loans depicted in the following two tables are included in their respective loan categories in the other tables throughout this Note.

	December 31, 2011	December 31, 2010
	(in thousands)
Covered loans	$25,038	$34,157

Incremental estimated credit losses since acquisition	506	593
FDIC guarantee	(405)	(474)

Allowance for loan and lease losses	$101	$119

The following table depicts the covered loan portfolio by portfolio segment:

	December 31, 2011
Balances in 000’s	C&I	Commercial Real Estate Mortgages*	Consumer	Residential Mortgages*	Home Equities	Total

Loan balance	$3,407	$11,854	$735	$5,880	$3,162	$25,038

Incremental estimated credit losses since acquisition	$190	$119	$53	$81	$63	506

FDIC guarantee	152	95	43	65	50	405

ALLL	38	24	10	16	13	101

	December 31, 2010
Balances in 000’s	C&I	Commercial Real Estate Mortgages*	Consumer	Residential Mortgages*	Home Equities	Total

Loan balance	$4,463	$14,882	$1,073	$9,368	$4,371	$34,157

Incremental estimated credit losses since acquisition	208	311	13	33	28	593

FDIC guarantee	166	249	10	26	23	474

ALLL	42	62	3	7	5	119

* Includes construction loans

The Company maintains an allowance for loan and lease losses in order to capture the probable losses inherent in its loan and lease portfolio. There is a risk that the Company may experience significant loan and lease losses in 2012 and beyond which could exceed the allowance for loan and lease losses. This risk is heightened by the current uncertain and adverse economic conditions. If the Company’s assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs, the Company may have to increase its allowance for loan and lease losses or loan and lease charge-offs which could have a material adverse effect on the Company’s operating results and financial condition. There can be no assurance that the Company’s allowance for loan and lease losses will be adequate to protect the Company against loan and lease losses that it may incur.

Changes in the allowance for loan and lease losses for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
		(in thousands)
Balance, beginning of year	$10,424	$6,971	$6,087
Provision for loan and lease losses	2,484	3,943	10,500
Recoveries	109	59	242
Loans and leases charged off	(1,522)	(549)	(9,858)

Balance, end of year	$11,495	$10,424	$6,971

The following tables summarize the allowance for loan and lease losses, as of December 31, 2011 and 2010, respectively, by portfolio segments. The segments presented are at the level management uses to assess and monitor the risk and performance of the portfolio. The Company does not currently consider other factors such as industry and geography in assessing the loan portfolio.

	2011
Balances in 000’s	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer^	Residential Mortgages*	Home Equities	Direct Financing Leases	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$3,435	$4,252	$29	$548	$540	$1,471	$149	$10,424

Charge-offs	(1,305)	(189)	(28)	-	-	-	-	(1,522)

Recoveries	39	57	11	-	2	-	-	109

Provision	1,916	550	24	245	226	(477)	-	2,484

Ending balance:	4,085	4,670	36	793	768	994	149	11,495

Allowance for loans and lease losses:
Ending balance
Individually evaluated for impairment	$405	$844	$9	$-	$31	$350	$-	$1,639
Collectively evaluated for impairment	3,680	3,826	27	793	737	644	149	9,856
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total	4,085	4,670	36	793	768	994	149	11,495

Loans and Leases:
Ending balance:
Individually evaluated for impairment	$2,230	$8,300	$44	$-	$497	$847	$-	$11,918
Collectively evaluated for impairment	107,283	326,270	2,187	75,971	54,176	5,174	-	571,061
Loans acquired with deteriorated credit quality	-	-	32	-	-	-	-	32

Total	109,513	334,570	2,263	75,971	54,673	6,021	-	583,011

* Includes construction loans

^Includes other loans

Note: Loan and lease balances do not include $394 thousand in net deferred loan and lease origination costs as of December 31, 2011.

	2010
Balances in 000’s	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer^	Residential Mortgages*	Home Equities	Direct Financing Leases	Unallocated	Total
Allowance for loan and lease losses:

Beginning balance	$2,387	$3,324	$57	$559	$495	$-	$149	$6,971

Charge-offs	(388)	(104)	(57)	-	-	-	-	(549)

Recoveries	4	30	24	-	1	-	-	59

Provision	1,432	1,002	5	(11)	44	1,471	-	3,943

Ending balance:	3,435	4,252	29	548	540	1,471	149	10,424

Allowance for loans and lease losses:
Ending balance Individually evaluated for impairment	$803	$596	$-	$-	$-	$78	$-	$1,477
Collectively evaluated for impairment	2,632	3,621	29	548	540	1,393	149	8,912
Loans acquired with deteriorated credit quality	-	35	-	-	-	-	-	35

Total	3,435	4,252	29	548	540	1,471	149	10,424

Loans and Leases:

Ending balance:
Individually evaluated for impairment	$2,203	$6,574	$-	$-	$-	$522	$-	$9,299
Collectively evaluated for impairment	89,242	286,954	2,556	71,278	53,120	14,953	-	518,103
Loans acquired with deteriorated credit quality	-	175	154	-	-	-	-	329

Total	91,445	293,703	2,710	71,278	53,120	15,475	-	527,731

*Includes construction loans

^Includes other loans

Note: Loan and lease balances do not include $247 thousand in net deferred loan and lease origination costs.

In 2011, the economy remained stagnant, particularly expectations of future economic growth. $0.1 million of the $2.5 million provision was directly related to management’s assessment of existing economic conditions. For the loan portfolio, the provision was largely driven by increased overall loan growth, specific reserves on impaired loans, and increased qualitative percentages related to the increased risk to underwriting and portfolio management for a high-growth loan portfolio. For the leasing portfolio, the negative provision was driven by the improvement of non-accrual and charge-off trends. The following table depicts the activity in the leasing portfolio, including the mark:

	As of December 31,
	2011	2010	2009
Direct financing lease principal balance	$6,509	$16,968	$35,645
Mark-to-market adjustment	(488)	(1,493)	(4,159)

Direct financing lease carrying balance	$6,021	$15,475	$31,486

	For the year ended December 31,
	2011	2010	2009
Beginning balance of mark	$1,493	$4,159	$0
Mark-to-market adjustment	-	-	7,164
Net write-offs	(1,005)	(2,666)	(3,005)

Remaining mark	$488	$1,493	$4,159

Allowance for lease losses, beginning balance	$1,471	$0	$2,450
(Reduction of) provision for lease losses	(477)	1,471	6,822
Leasing net charge-offs	-	-	(9,272)

Allowance for lease losses, ending balance	$994	$1,471	$0

Total mark plus allowance	$1,482	$2,964	$4,159
Mark plus allowance / leasing principal balance	22.77%	17.47%	11.67%

Non-accruing leases	$1,160	$2,930	$2,905
Non-accruing leases / leasing principal balance	17.82%	17.27%	8.15%

The following table provides data, at the class level, of credit quality indicators of certain loans and leases, as of December 31, 2011 and 2010, respectfully:

December 31, 2011
Corporate Credit Exposure – By Risk Rating	Commercial Real Estate Construction	Commercial & Multi- Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$21,607	$250,575	$272,182	$77,017
4	4,421	45,505	49,926	21,448
5	362	1,758	2,120	5,939
6	1,497	8,845	10,342	4,761
7	-	-	-	348

Total	$27,887	$306,683	$334,570	$109,513

December 31, 2010

Corporate Credit Exposure –By Risk Rating	Commercial Real Estate Construction	Commercial & Multi- Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$25,568	$212,833	$238,401	$60,297
4	2,703	37,393	40,096	19,692
5	2,565	3,020	5,585	6,029
6	1,496	8,125	9,621	3,992
7	-	-	-	1,435

Total	$32,332	$261,371	$293,703	$91,445

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

For the home equity loan portfolio, the Company has not actively monitored whether the first lien positions are in default. As of December 31, 2010, the total balance in nonaccrual was only $0.3 million and the Company has had only $37 thousand in net charge-offs in the portfolio in total over the past five years through 2011. Given the low historical charge-offs, the entire reserve for home equities of $0.8 million represents qualitative reserves for: industry and regional conditions; seasoning of the portfolio and growth in the portfolio; the strength and duration of the business cycle; existing general economic and business conditions in the lending areas; and credit quality trends in non-accruing loans. Home equity nonaccruals increased to $0.9 million in 2011. $0.3 million of the loans are covered under the FDIC loss share agreement. The largest nonaccrual home equity loan is $0.3 million. The first lien on the collateral is part of the Company FNMA servicing portfolio. Therefore, management believes that the Company is aware of the borrower’s entire financial situation, and with an appraised value well in excess of the loans outstanding, is in a position to avoid losses on the loans. The next largest loan for $0.2 million is a relationship with a principal in one of the Company’s non-accruing commercial loan relationships. Therefore, management again is familiar with the borrower’s global financial situation and believes that it has reserved for the loan appropriately.

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

The following table provides an analysis of the age of the recorded investment in loans and leases that are past due as of December 31, 2011 and 2010, respectfully:

	December 31, 2011

	- -30-59- -	- -60-89- -	- -90+ - -	Total Past Due	Current Balance	Total Balance	90+ Days Accruing	Non-accruing Loans and Leases
Commercial and industrial	$279	$94	$1,702	$2,075	$107,438	$109,513	$-	$2,180
Residential real estate:
Residential	735	55	1,062	1,852	71,727	73,579	73	1,048
Construction	-	-	167	167	2,225	2,392	-	167
Commercial real estate:
Commercial & multi-family	3,086	64	2,686	5,836	300,847	306,683	59	6,858
Construction	-	-	2,609	2,609	25,278	27,887	1,167	1,442
Home equities	481	110	683	1,274	53,399	54,673	-	946
Direct financing leases	327	26	754	1,107	4,914	6,021	-	1,160
Consumer	56	5	4	65	1,612	1,677	-	76
Other	-	-	-	-	980	980	-	-

Total Loans	$4,964	$354	$9,667	$14,985	$568,420	$583,405	$1,299	$13,877

	December 31, 2010

	- -30-59- -	- -60-89- -	- -90+ - -	Total Past Due	Current Balance	Total Balance	90+ Days Accruing	Non-accruing Loans and Leases
Commercial and industrial	$403	$200	$1,827	$2,430	$89,015	$91,445	$ -	$2,203
Residential real estate:
Residential	684	393	662	1,739	68,219	69,958	-	696
Construction	-	-	186	186	1,134	1,320	-	186
Commercial real estate:
Commercial & multi-family	351	4,196	2,014	6,561	254,810	261,371	-	5,724
Construction	6,277	-	1,655	7,932	24,400	32,332	805	850
Home equities	437	-	118	555	52,565	53,120	-	256
Direct financing leases	609	224	1,578	2,411	13,064	15,475	1	2,930
Consumer	83	135	190	408	2,050	2,458	-	276
Other	1	-	-	1	498	499	-	-

Total Loans	$8,845	$5,148	$8,230	$22,223	$505,755	$527,978	$806	$13,121

The following table provides data, at the class level, of impaired loans and leases:

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$261	$270	$ -	$371	$9	$7

Residential real estate:
Residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	2,723	2,916	-	2,503	215	44
Construction	1,442	1,497	-	1,355	48	3

Home equities	327	327	-	331	-	9

Direct financing leases	-	-	-	-	-	-

Consumer	32	95	-	79	7	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$4,785	$5,105	$ -	$4,639	$279	$63

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$1,969	$2,007	$405	$2,151	$58	$36

Residential real estate:
Residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	4,135	4,418	844	4,257	267	-
Construction	-	-	-	-	-	-

Home equities	170	170	31	170	4	2

Direct financing leases	847	907	350	1,214	60	1

Consumer	44	49	9	56	4	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$7,165	$7,551	$1,639	$7,848	$393	$39

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,230	$2,277	$405	$2,522	$67	$43

Residential real estate:
Residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	6,858	7,334	844	6,760	482	44
Construction	1,442	1,497	-	1,355	48	3

Home equities	497	497	31	501	4	11

Direct financing leases	847	907	350	1,214	60	1

Consumer	76	144	9	135	11	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$11,950	$12,656	$1,639	$12,487	$672	$102

	At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
Commercial and industrial	$2,203	$2,610	$803	$2,060	$141	$28

Residential real estate:
Residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	5,724	6,515	616	2,153	249	189
Construction	850	867	15	1,235	34	-

Home equities	-	-	-	-	-	-

Direct financing leases	522	524	78	678		52

Consumer	154	349	-	155	19	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$9,453	$10,865	$1,512	$6,281	$443	$269

There were $4.8 million in impaired loans with no related allowance at December 31, 2011. The Company did not have any impaired loans for which there was no related allowance for credit loss at December 31, 2010. As management identifies impaired loans that are collateral dependent, new appraisals are ordered to determine the fair value of the collateral. It should also be noted that when estimating the fair value of collateral for the purpose of performing an impairment test, management further reduces the appraised value of the collateral to account for estimated selling or carrying costs, age of the appraisal if applicable, or any other perceived market or borrower-specific risks to the value of the collateral. There were several commercial relationships identified as impaired in 2011 totaling $2.0 million that had collateral values greater than their loan values, resulting in no allowance recorded for those relationships. In addition, $0.8 million of the $4.8 million in impaired loans with no related allowance represents loans that were charged off to their collateral value, thereby resulting in no remaining allowance as of December 31, 2011.

The interest income in the table above was interest income recognized prior to these loans and leases being identified as impaired and placed on non-accrual. The Company did not recognize any interest income on those loans and leases while they were on non-accrual and impaired.

The following table summarizes the Bank’s non-accrual loans and leases and loans and leases 90 days or more past due and still accruing:

	At December 31,
	2011	2010
	(in thousands)
Non-accruing loans and leases:

Commercial and industrial	$2,180	$2,203

Residential real estate:
Residential	1,048	696
Construction	167	186

Commercial real estate:
Commercial & multi-family	6,858	5,724
Construction	1,442	850
Home equities	946	256

Direct financing leases	1,160	2,930

Consumer	76	276

Other	-	-

Total non-accruing loans and leases	$13,877	$13,121

Accruing loans 90+ days past due	1,299	806

Total non-performing loans and leases	$15,176	$13,927

Total non-performing loans and leases to total assets	2.05%	2.07%

Total non-performing loans and leases to total loans	2.60%	2.64%

As described earlier in this Note to Unaudited Consolidated Financial Statements, the Company does not classify small-balance homogenous non-accruing loans and leases, particularly residential mortgages, home equities, and direct financing leases, as impaired loans unless they are identified as TDR’s since there are not individual impairment tests performed for each of these loans and leases. As a result, total non-accruing loans and leases are greater than total impaired loans and leases.

The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2011 and 2010.

The following lists the components of the net investment in direct financing leases as of December 31:

	2011	2010
	(in thousands)
Direct financing lease payments receivable	$7,114	$18,765
Estimated residual value of leased assets	156	315
Unearned income	(761)	(2,112)
Remaining mark	(488)	(1,493)

Net investment in direct financing leases	$6,021	$15,475

At December 31, 2011, minimum future lease payments to be received are as follows:

Year Ending December 31:
2012	$4,919
2013	2,086
2014	109

$7,114

As of December 31, 2011, there were $122.6 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for borrowings.

Troubled debt restructurings

The Company had $7.7 million in loans and leases that were restructured and deemed to be a TDR at December 31, 2011 with $7.1 million of those balances in non-accrual status. Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable. None of the restructurings were made under a government assistance program. One commercial mortgage loan for $0.2 million is covered under the loss-sharing arrangement with the FDIC described previously in this Note 3 to the Audited Consolidated Financial Statements. These restructurings were allowed in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial difficulty. There were no new TDR’s identified as a result of the Company’s adoption of Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring as discussed more fully in Note 1 to the Audited Consolidated Financial Statements. The following table presents the Company’s TDR loans and leases as of December 31, 2011:

	December 31, 2011
	($ in thousands)

	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,432	$1,362	$70	$64

Residential real estate:
Residential	-	-	-	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	5,258	5,258	-	708
Construction	-	-	-	-

Home equities	327	-	327	-
Direct financing leases	714	439	275	330
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$7,731	$7,059	$672	$1,102

The following tables show the data for TDR activity during 2011:

Year Ended December 31, 2011
($ in thousands)
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial and Industrial	7	$1,384	$1,384

Residential Real Estate:
Residential	-	-	-
Construction	-	-	-

Commercial Real Estate:
Commercial and Multi-Family	10	5,457	5,457
Construction	-	-	-

Home Equities	1	327	327
Direct financing leases	-	-	-
Consumer loans	-	-	-
Other	-	-	-

Prior to 2011, most of the Company’s TDRs were in the leasing portfolio. The most common modification and concession made by the Company is to permit the borrower to skip lease payments and add additional payments to the end of the lease. Commercial real estate TDR’s at December 31, 2011 comprised of six relationships. One relationship, consisting of two loans for $3.5 million, was restructured in the first quarter of 2011 and accounts for the majority of the TDR balance. The loans, which were placed on nonaccrual in the fourth quarter of 2010 and considered impaired as of December 31, 2010, were restructured to a reduced interest-only payment structure in the first quarter of 2011 for a period of one year while the borrower attempts to sell the property or improve cash flow. The Company had a reserve of $0.7 million on this loan relationship as of December 31, 2011. The next largest TDR relationship involved 4 contracts for $0.8 million classified as commercial real estate and four contracts for $1.3 million classified as C&I for a total relationship of $2.1 million. In the third quarter of 2011, the Company decided to fund payroll in the amount of $31 thousand for this customer, a tree nursery. Management believed at the time that it was the best course of action to earn the borrower’s cooperation and assistance in re-paying the $2.1 million loans in full. The loans were already 90 days past due, considered impaired, and in nonaccrual before the restructuring. As of December 31, 2011, the Company had a related allowance of $0.1 million for the total relationship. The restructured agreements for three of the remaining four relationships considered to be TDR’s were agreed to in the fourth quarter of 2011. The other commercial real estate TDR’s have various agreements that involve reduced principal payments or interest-only payments for a period (usually 12 months) to allow the customer time to improve cash flow or sell the property with increased payments including principal and interest required after the first 12 months of the new agreement.

The home equity modification is a 12 month interest only agreement. As the loan is a TDR, it is considered impaired, but there is no reserve as management believes that there is adequate collateral value.

Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2011 and 2010. All of the C&I and commercial real estate TDR’s were already considered impaired and sufficiently reserved for before being identified as a TDR.

The reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At December 31, 2011, there were no commitments to lend additional funds to debtors owing loans or leases whose terms have been modified in TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan or lease is determined to be uncollectible, the loan or lease will be charged off. A loan or lease is considered in default when the loan or lease is 90 days past due or is charged off.

The only defaults on TDR’s in 2011 occurred in the leasing portfolio. Six leases with a recorded investment of $218 thousand defaulted in 2011 subsequent to being restructured. All leasing TDR’s that are non-accruing are reserved in a pool with all other non-accruing leases as they possess similar risk characteristics. Leasing TDR’s that are accruing interest and considered performing are reserved in a pool with all other performing leases as they are considered to possess similar risk characteristics.

4.             PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 were as follows:

	2011	2010
	(in thousands)
Land	$268	$268
Buildings and improvements	12,451	12,351
Furniture, fixtures, and equipment	10,903	10,276

	23,622	22,895
Less accumulated depreciation	(13,145)	(12,054)

Properties and equipment, net	$10,477	$10,841

Depreciation expense totaled $1.3 million in 2011, $1.2 million in 2010 and $1.1 million in 2009.

5.             OTHER ASSETS

Other assets at December 31 were as follows:

	2011	2010
	(in thousands)
Net deferred tax asset	$5,253	$5,446
Accrued interest receivable	2,543	2,376
Prepaid expenses	1,951	2,545
Mortgage servicing rights	407	388
Indemnification asset (FDIC loss share)	241	876
Other	2,782	2,785

Total	$13,177	$14,416

6.             GOODWILL AND INTANGIBLE ASSETS

The Company had $8.1 million in goodwill as of December 31, 2011 and 2010. The entire amount of goodwill was within the insurance agency activities segment. The Company measures the fair value of the insurance agency reporting unit annually, as of December 31 utilizing the market value and income methods. When using the cash flow models, management considered historical information, the operating budget, and strategic goals in projecting net income and cash flows for the next five years. No impairment was recognized as a result of the goodwill impairment test as of December 31, 2011 and 2010, respectively. Further discussion of the Company’s goodwill impairment testing is in Note 1.

The continued credit deterioration in the leasing portfolio and the Company’s strategic decision to exit the national leasing business prompted the Company to perform a goodwill impairment test of the leasing reporting unit at March 31, 2009. The test indicated the goodwill related to the leasing reporting unit was impaired. As a result, the Company recognized an impairment charge of $2.0 million in 2009 related to a write-off of all of the Company’s goodwill allocated to the leasing reporting unit. The leasing reporting unit is part of the banking activities segment.

Information regarding the Company’s other intangible assets at December 31 follows:

2011	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Avg Amortization Period
	(in thousands)
Non-compete agreements	$738	$(716)	$22	5 years
Insurance expirations	4,585	(3,929)	656	8 years

Total	$5,323	$(4,645)	$678	8 years

	$00000000	$00000000	$00000000	$00000000
2010	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Avg Amortization Period
		(in thousands)
Customer contracts	$729	$(729)	$ -	-
Non-compete agreements	738	(694)	44	5 years
Insurance expirations	4,585	(3,461)	1,124	8 years

Total	$6,052	$(4,884)	$1,168	8 years

Amortization expense related to intangibles for the years ended December 31, 2011, 2010 and 2009 was $490 thousand, $900 thousand and $930 thousand, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

$000000000000000
Year Ending December 31	Amount
(in thousands)
2012	$347
2013	218
2014	113
2015	-
2016	-

7.            DEPOSITS

Time deposits, with minimum denominations of $100 thousand each, totaled $39.6 million and $57.3 million at December 31, 2011 and 2010, respectively. There were $0.2 million and $0.3 million of overdraft accounts in deposits that were reclassified to loans as of December 31, 2011 and 2010, respectively.

At December 31, 2011, the scheduled maturities of all time deposits were as follows:

(in thousands)
2012	$ 45,267
2013	13,787
2014	9,359
2015	30,645
2016 and later	14,409

$113,467

Some of the Company’s time deposits were obtained through brokered transactions and the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). Brokered time deposits totaled $1.2 million and $14.7 million at December 31, 2011 and 2010, respectively. The Bank joined the CDARS program in 2009. The Bank had $0 and $2.7 million in CDARS deposits at December 31, 2011 and 2010, respectively.

8.            BORROWED FUNDS AND JUNIOR SUBORDINATED DEBENTURES

Other borrowed funds consisted primarily of various advances from the FHLB with fixed interest rate terms ranging from 2.52% to 3.55%. The maturities and weighted average rates of other borrowed funds at December 31, 2011 were as follows (dollars in thousands):

	$00000000000000000000	$00000000000000000000
	Maturities	Weighted Average Rate
2012	$3,000	2.52%
2013	10,000	3.28%
2014	9,000	3.53%

Total	$22,000	3.28%

Other short-term borrowings outstanding at December 31, 2011 consisted of an FHLB advance for $3.0 million that had an original maturity of greater than one year but as of December 31, 2011 has less than one year until maturity. The

Bank has the ability to borrow additional funds from the FHLB based on the available securities or real estate loans that can be used as collateral, and to purchase additional federal funds through one of the Bank’s correspondent banks.

The amounts and interest rates of other short-term borrowings were as follows:

	$000000000000	$000000000000	$000000000000
	Overnight Line of Credit	Other Short-Term Borrowings	Total
		(dollars in thousands)
At December 31, 2011
Amount Outstanding	-	3,000	3,000
Weighted-average interest rate	-	2.52%	2.52%

For the year ended December 31, 2011
Highest amount at a month-end	1,540	5,000
Daily average amount outstanding	278	2,606	2,884
Weighted-average interest rate	0.40%	2.68%	2.46%

At December 31, 2010
Amount Outstanding	8,600	5,069	13,669
Weighted-average interest rate	0.40%	3.13%	1.41%

For the year ended December 31, 2010
Highest amount at a month-end	21,900	5,069
Daily average amount outstanding	4,592	4,027	8,619
Weighted-average interest rate	0.45%	3.13%	1.70%

At December 31, 2009
Amount Outstanding	19,090	-	19,090
Weighted-average interest rate	0.32%	-	0.32%

For the year ended December 31, 2009
Highest amount at a month-end	26,515	-
Daily average amount outstanding	8,680	-	8,680
Weighted-average interest rate	0.49%	-	0.49%

On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 (the “Capital Securities”) classified on the Company’s consolidated balance sheets as Junior Subordinated Debentures. The distribution rate on the Capital Securities of the Trust adjusts quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and was 3.15% at December 31, 2011.

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

The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust. The interest rate payable on the Junior Subordinated Debentures was 3.15% at December 31, 2011.

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

9.            SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank enters into agreements with customers to sell securities owned by the Bank to the customers and repurchase the identical security, generally within one day. No physical movement of the securities is involved. The customer is informed the securities are held in safekeeping by the Bank on behalf of the customer. The Bank had $9.0 million and $5.2 million in securities sold under agreement to repurchase at December 31, 2011 and 2010, respectively.

10.            COMPREHENSIVE INCOME (LOSS)

The following tables display the components of other comprehensive income (loss):

	$00000000000	$00000000000	$00000000000
	2011
	Before-tax Amount	Income Tax (Provision) Benefit	Net
		(in thousands)
Unrealized gain on investment securities:
Unrealized holding gain during period	$2,834	$(1,097)	$1,737
Less: reclassification adjustment for gains realized in net income	26	(10)	16

Net unrealized gain	2,808	(1,087)	1,721
Increase in pension liability	(1,473)	571	(902)

Net other comprehensive income	$1,335	$(516)	$819

	$00000000000	$00000000000	$00000000000
	2010
	Before-tax Amount	Income Tax (Provision) Benefit	Net
		(in thousands)
Unrealized loss on investment securities:
Unrealized holding loss during period	$(298)	$121	$(177)
Less: reclassification adjustment for gains realized in net income	7	(3)	4

Net unrealized loss	(305)	124	(181)
Increase in pension liability	(292)	108	(184)

Net other comprehensive loss	$(597)	$232	$(365)

	2009
	Before-tax Amount	Income Tax (Provision) Benefit	Net
		(in thousands)
Unrealized gains on investment securities:
Unrealized holding gains during period	$500	$(196)	$304
Less: reclassification adjustment for gains realized in net income	18	(7)	11

Net unrealized gain	482	(189)	293
Decrease in pension liability	223	(87)	136

Net other comprehensive income	$705	$(276)	$429

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

Selected Financial Information for the Pension Plan is as follows:

	$0000000000000	$0000000000000

	12/31/2011	12/31/2010
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,095	$3,648
Service cost	-	-
Interest cost	217	219
Assumption change	519	248
Actuarial (gain) loss	(54)	94
Benefits paid	(232)	(114)

Benefit obligation at end of year	4,545	4,095

Change in plan assets:
Fair value of plan assets at beginning of year	3,098	2,641
Actual return on plan assets	108	421
Employer contributions	120	150
Benefits paid	(232)	(114)

Fair value of plan assets at end of year	3,094	3,098

Funded status	$(1,451)	$(997)
Amount recognized in the Consolidated Balance Sheets consists of:
Accrued benefit liabilities	$(1,451)	$(997)

Amount recognized in Accumulated Other Comprehensive loss consists of:
Net actuarial loss	1,629	1,068
Prior service cost	-	-

Net amount recognized in equity – pre-tax	$1,629	$1,068

Net amount recognized on Consolidated Balance Sheets in Other Liabilities	$178	$71

Accumulated benefit obligation at year end	$4,545	$4,095

Valuations of the Pension Plan as shown above were conducted as of December 31, 2011 and 2010 (the measurement date). Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	$00000000000	$00000000000	$00000000000
	2011	2010	2009
Discount rate for projected benefit obligation	4.46%	5.46%	5.95%
Discounted rate for net periodic pension cost	5.46%	5.95%	6.01%
Rate of increase in compensation levels	- %	- %	- %
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

The components of net periodic benefit cost consisted of the following:

	$00000000000	$00000000000	$00000000000
	2011	2010	2009

	(in thousands)
Service cost	$-	$-	$-
Interest cost	217	219	215
Expected return on plan assets	(228)	(194)	(169)
Net amortization and deferral	25	28	55

Net periodic benefit cost	$14	$53	$101

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic cost in 2012 for amortization of actuarial loss will be $63 thousand.

The expected long-term rate of return on Pension Plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on plan targeted asset allocation. Equity and fixed income securities were assumed to earn returns in the ranges of 9% to 10% and 5% to 6%, respectively. When these overall return expectations are applied to the Pension Plan’s targeted allocation, the expected rate of return is determined to be 7.50%, which is approximately the mid-point of the range of expected return. The weighted average asset allocation of the Pension Plan at December 31, 2011 and 2010, the Pension Plan measurement date, was as follows:

	$000000000000000	$000000000000000
	2011	2010
Asset category:
Equity mutual funds	89.4%	59.6%
Fixed income security mutual funds	0.0%	39.5%
Cash/Short-term investments	10.6%	0.9%

	100.0%	100.0%

The investment objective of fixed-income, or bond, funds is to maximize investment return while preserving investment principal. The investment objective of equity funds is long-term capital appreciation with current income. Equity funds are diversified among various industries. The Company shifted the Pension Plan asset allocation after the equity market pullback in early August. Assets were shifted to a higher equity weighting and fixed income was reduced significantly. The Company’s targeted long-term asset allocation under normal market conditions will approximate 60%-70% with equity managers and 30%-40% with fixed income managers. This allocation is consistent with the Company’s goal of diversifying the Pension Plan assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements. The investment markets of 2011 were far from normal with historically low fixed income yields and volatile equity prices. The financial crisis in Europe and low interest rates in the United States drove a significant shift in allocation away from fixed income into equities after the August drop in share prices. The Pension Plan added commodities and real estate to substitute as a risk modifier in place of some fixed income investments. Equities were further diversified by adding emerging markets while mid caps were reduced and international equities increased. The Company’s investment manager regularly reviews the Pension Plan’s actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

The Company’s management believes that 7.50% is a reasonable long-term rate of return on the Pension Plan’s Qualified Plan assets. Given the mix of Pension Plan assets at December 31, 2010, and using an expected return on equities of 9-10% and 5-6% on fixed income funds, management believes that 7.50% falls within the range of expected return. The Company’s management will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary.

The Company contributed $120 thousand to the Pension Plan in 2011 and estimates that it will contribute another $120 thousand to the Pension Plan in 2012.

The major categories of assets in the Bank’s Pension Plan as of year-end are presented in the following table. Assets are segregated according to their investment objective by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19 – Fair Value of Financial Instruments).

	$000000000000000	$000000000000000
	2011	2010

Level 1:
Cash	$30	$28
Mutual funds:
Short-term investments:
Money market	164	-
Equities:
Small cap	354	-
Real estate	298	-
International large cap	722	-
Emerging markets	397	-
Commodity broad basket	134	-

Exchange-traded funds:
Large cap	697	-
Mid cap	298	-

	$3,094	$28

Level 2:
Pooled separate accounts:
Bonds	$-	$1,224
Equities:
Balanced	-	154
Large cap value	-	212
Large cap growth	-	346
Mid cap	-	539
Small cap	-	307
International	-	288

Total fair value of plan assets	$3,094	$3,098

During 2011, the Company changed to a new plan custodian and as a result transferred its plan assets out of the pooled separate accounts and into several mutual funds and exchange-traded funds (“ETFs”). The mutual funds and ETFs are actively traded with market quotes available on at least a daily basis. Therefore, they are Level 1 assets.

Pooled separate accounts (“PSAs”) invest in designated mutual funds. The PSA owns and holds the underlying mutual fund shares which are valued daily at the net asset values (“NAV”). The Pension Plan held “units of participation” in the PSAs. The accumulation unit value (“AUV”) is the value of each unit in the PSA and the PSA was valued daily as the number of accumulation units held multiplied by the AUV. The AUV is first established when a new fund starts and is then determined daily based on the NAV of shares of the underlying fund, the fund’s dividends, and the contract’s separate account charges. The fund NAV’s are available from the custodian or, in some cases, from national exchanges. The contract’s daily asset charge (separate account charge) is communicated to Pension Plan management in the contract and applicable notice of change. Since the AUV is determined based on a combination of the fund NAV and the separate account charges, Level 2 was the appropriate classification for PSA’s.

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis decreased from 5.46% at December 31, 2010 to 4.46% at December 31, 2011 for the Company’s Pension Plan.

Expected benefit payments under the Pension Plan over the next ten years at December 31, 2011 are as follows:

(in thousands)
2012	$165
2013	183
2014	182
2015	200
2016	207
Years 2017-2021	1,071

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

Selected financial information for the two SERP plans is as follows:

	December, 2011	December, 2011
	2011	2010
	(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$3,661	$3,200
Service cost	180	164
Interest cost	189	188
Plan amendments	-	260
Actuarial loss	1,010	42
Benefits paid	(193)	(193)

Benefit obligations at end of year	4,847	3,661

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Actual return on plan assets	-	-
Contributions to the plan	193	193
Benefits paid	(193)	(193)

Fair value of plan assets at end of year	-	-

Funded status	$(4,847)	$(3,661)

Amounts recognized in the Consolidated Balance Sheet consists of:
Accrued benefit liability	$(4,847)	$(3,661)

Amount recognized in Accumulated other Comprehensive loss consist of:
Net actuarial loss	1,517	518
Prior service cost	437	524

Net amount recognized in equity – pre-tax	$1,954	$1,042

Net amount recognized on Consolidated Balance Sheets in Other Liabilities	$(2,893)	$(2,619)

Accumulated benefit obligation at year end	$4,226	$3,153

Valuations of the SERP liability, as shown above, were conducted as of December 31, 2011 and 2010. Assumptions used by the Bank in both years in the determination of SERP information consisted of the following:

	December, 2011	December, 2011	December, 2011
	2011	2010	2009

Discount rate for projected benefit obligation	4.34%	5.34%	5.60%
Discount rate for net periodic pension cost	5.34%	5.60%	6.43%
Salary scale	3.12%	4.36%	3.50%

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis decreased from 5.34% at December 31, 2010 to 4.34% at December 31, 2011 (or the measurement date) for the SERP.

The components of net periodic benefit cost consisted of the following:

	December, 2011	December, 2011	December, 2011
	2011	2010	2009
		(in thousands)
Service cost	$180	$164	$63
Interest cost	189	188	179
Net amortization and deferral	98	97	66

Net periodic benefit cost	$467	$449	$308

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2012 for prior service costs and actuarial loss will be $87 thousand and $108 thousand, respectively.

Expected benefit payments under the SERP over the next ten years at December 31, 2011 were as follows:

(in thousands)
2012	$1,363
2013	193
2014	193
2015	193
2016	193
2017-2021	2,697

Other Compensation Plans

The Company also maintains a non-qualified deferred compensation plan for certain directors. Expenses under this plan were approximately $54 thousand in 2011, $31 thousand in 2010 and $30 thousand in 2009. The estimated present value of the benefit obligation included in other liabilities was $0.3 million and $0.4 million at December 31, 2011 and 2010, respectively. This obligation is indirectly funded by life insurance contracts naming the Bank as beneficiary. The increase in cash surrender value is included in other non-interest income on the Consolidated Statements of Income.

The Company has a non-qualified deferred compensation plan whereby certain directors and certain officers may defer a portion of their base pre-tax compensation. Additionally, the Company has a non-qualified executive incentive retirement plan, whereby the Company defers on behalf of certain officers a portion of their base compensation, as well as an incentive award based upon Company performance, until retirement or termination of service, subject to certain vesting arrangements. Expense under these plans was approximately $178 thousand in 2011, $133 thousand in 2010 and $113 thousand in 2009. The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $2.2 million and $2.0 million at December 31, 2011 and 2010, respectively.

These benefit plans are indirectly funded by bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $14.8 million and $12.4 million at December 31, 2011 and 2010, respectively. Increases in cash surrender value are included in other non-interest income on the Company’s Consolidated Statements of Income. Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries during employment.

The Bank also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements. The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit. Effective January 1, 2011, the 401(k) plan implemented a Qualified Automatic Contribution Arrangement (“QACA”). This arrangement features automatic deferred contributions with annual escalation, a QACA matching contribution, and an additional matching contribution. In addition, employees are no longer required to complete one year of service prior to receive matching contributions. Employees vest in employer contributions over six years. The Company’s expense under the 401(k) Plan was approximately $445 thousand, $271 thousand and $259 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

12.             STOCK-BASED COMPENSATION

At December 31, 2011, the Company had two stock-based compensation plans, which are described below. The Company accounts for the fair value of its grants under those plans in accordance with ASC Topic 718, “Compensation –

Stock Compensation.” The compensation cost charged against income for those plans was $212 thousand, $166 thousand, and $154 thousand for 2011, 2010, and 2009, respectively, included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income. All stock option and restricted stock expense is recorded on a straight-line basis over the expected vesting term. In addition, expense for director options and restricted stock was recognized to reflect $62 thousand, $50 thousand, and $0 in 2011, 2010 and 2009, respectively, as part of “Other” expense in the Company’s Consolidated Statements of Income.

2009 Long-Term Equity Incentive Plan

Under the Company’s 2009 Long-Term Equity Incentive Plan (the “2009 Plan”) and, prior to the adoption of that plan by shareholders in April 2009, under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan (the “1999 Plan” and together with the 2009 Plan, the “Equity Plans”), the Company has granted options or restricted stock to officers, directors and key employees. Under the Equity Plans, the Company was authorized to issue up to 329,796 shares of common stock. Under the Equity Plans, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. If available, the Company normally issues shares out of its treasury for any options exercised or restricted shares issued. The options have vesting schedules from 12 months through 10 years. At December 31, 2011, there were a total of 47,375 shares available for grant under the 2009 Plan. The Company may no longer make grants under the 1999 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December, 2011	December, 2011	December, 2011
	2011	2010	2009
Dividend Yield	2.86%	2.73%	6.31%
Expected Life (years)	7.0	7.0	10.0
Expected Volatility	19.26%	16.97%	17.91%
Risk-free Interest Rate	2.68%	3.26%	3.51%
Weighted Average Fair Value	$2.11	$2.31	$1.50

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected dividend yield was based upon the Company’s recent history of paying dividends. The expected life was based upon the options’ expected vesting schedule and historical exercise patterns. Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $158 thousand.

Stock options activity for 2011 was as follows:

	December, 2011	December, 2011	December, 2011	December, 2011
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in thousands)
Balance, December 31, 2010	204,968	$16.15
Granted	53,520	14.00
Exercised	-	-
Expired	(6,773)	15.67
Forfeited	(13,147)	13.94

Balance, December 31, 2011	238,568	$15.81	6.39	$ -

Exercisable, December 31, 2011	136,126	$17.30	5.06	$ -

Restricted stock award activity for 2011 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2010	12,763	$12.92
Granted	13,978	13.86
Vested	(7,071)	12.71
Forfeited	(1,768)	13.86

Balance, December 31, 2011	17,902	$13.70

As of December 31, 2011, there was $149 thousand in unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Equity Plans. The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2012	$72
2013	46
2014	25
2015	6

During fiscal years 2011, 2010 and 2009, the following activity occurred under the Company’s plans:

	December, 2011	December, 2011	December, 2011	December, 2011
(in thousands)		2011	2010	2009

Total intrinsic value of stock options exercised		$-	$-	$-
Total fair value of restricted stock awards vested		$94	$138	$85

Employee Stock Purchase Plan

The Company also maintains the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2011, there were 98,236 shares of common stock available to issue to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. The Company grants options on January 1 and July 1 of each year during the term of the Purchase Plan. The purchase price of the stock is 85% of the lower of its price on the grant date or the exercise date. During fiscal 2011, approximately 40% of eligible employees participated in the Purchase Plan. Under the Purchase Plan, the Company issued 17,256, 18,657, and 19,735 shares to employees in 2011, 2010 and 2009, respectively. Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

	December, 2011	December, 2011	December, 2011
	2011	2010	2009
Dividend Yield	2.86%	3.35%	6.00%
Expected Life (years)	0.50	0.50	0.50
Expected Volatility	25.58%	35.16%	49.36%
Risk-free Interest Rate	0.14%	0.19%	0.31%
Weighted Average Fair Value	$4.30	$3.96	$4.41

The compensation cost that has been charged against income for the Purchase Plan was $74 thousand, $74 thousand, and $87 thousand for 2011, 2010 and 2009, respectively.

13.             INCOME TAXES

The components of the provision for income taxes were as follows:

	2011	2010	2009
	(in thousands)
Current federal tax expense	$2,322	$2,852	$366
Current state tax expense	583	738	388

Total current tax expense	$2,905	$3,590	$754

Deferred federal tax benefit	$(167)	$(1,212)	$(1,082)
Deferred state tax benefit	(155)	(140)	(275)

Total deferred tax benefit	$(322)	$(1,352)	$(1,357)

Total income tax provision (benefit)	$2,583	$2,238	$(603)

The Company’s provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	2011		2010		2009

	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Tax provision at statutory rate	$2,956	34%	$2,406	34%	$36	34%
Decrease in taxes resulting from:
Tax-exempt interest income	(509)	(6)	(580)	(8)	(582)	(557)
Tax-exempt BOLI income*					(196)	(188)
Provision adjustment to tax* returns					(26)	(25)
Increase in taxes resulting from:
State taxes, net of federal benefit	282	3	394	6	74	71
Disallowed stock option expense*					48	46
Disallowed entertainment expense*					23	22
Disallowed club dues*					17	16

Other items, net	(146)	(1)	18	—	3	4

Income tax (benefit) provision	$2,583	30%	$2,238	32%	$(603)	(577%)

* Denotes items in which the tax effect of the reconciling difference represents greater than 5% of income before taxes in 2009, but less than 5% in 2011 and 2010.

At December 31, 2011 and 2010 the components of the net deferred tax asset were as follows:

	$000.0	$000.0
	2011	2010
	(in thousands)
Deferred tax assets:
Pension premiums	$2,385	$1,769
Allowance for loan and lease losses	4,454	4,674
Non accrued interest	445	199
Deferred compensation	1,031	955
Stock options granted	114	119
Leases	137	125

Gross deferred tax assets	$8,566	$7,841

Deferred tax liabilities:
Depreciation and amortization	$1,098	$1,343
Prepaid expenses	308	179
Net unrealized gains on securities	1,599	513
Acquisition-related adjustments	151	210
Mortgage servicing asset	157	150

Gross deferred tax liabilities	$3,313	$2,395

Net deferred tax asset	$5,253	$5,446

The net deferred tax asset at December 31, 2011 and 2010 is included in “other assets” in the Company’s consolidated balance sheets.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2011, except for a valuation allowance of $178 thousand on the state net deferred tax asset for ENL of $178 thousand. At December 31, 2010, the Company had a $217 thousand valuation allowance on the state net deferred tax asset for ENL of $217 thousand. Management believes that ENL will not generate sufficient income to utilize any of the state net deferred tax assets of ENL. The Company files a consolidated federal tax return which enables it to use income from other subsidiaries to offset losses at ENL. ENL files its own state income tax returns for a majority of the states in which leases are domiciled.

A reconciliation of the Company’s unrecognized tax benefits for the year ended December 31, 2011, 2010, and 2009 is as follows:

	2011	2010	2009
Balance at beginning of year	$313	$82	$-
Reclassification from deferred taxes for tax positions taken during a period	-	278	-
Increases related to tax positions taken during a prior period	-	-	82
Decrease due to the resolution of a prior year tax matter	(107)	-	-
Decreases related to settlements with taxing authorities	-	(47)	-

Balance at end of year	$206	$313	$82

The entire balance of unrecognized tax benefits is accrued in Other Liabilities on the Company’s statement of financial position and, if recognized, would favorably affect the Company’s effective tax rate. The Company believes that it is reasonably possible that the unrecognized tax benefits balance could decrease by the full $206 thousand in 2012. Penalties and accrued interest related to unrecognized tax benefits are recorded in tax expense. During the year ended December 31, 2011, the Company accrued approximately $29 thousand of penalties and interest. Accrued penalties and interest still outstanding amounted to $78 and $80 thousand at December 31, 2011, and 2010, respectively.

We are subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) and various state taxing authorities. During 2010, the Company concluded a New York State (“NYS”) audit covering 2005-2007 and an IRS audit covering 2006-2008. There were no material adverse findings in the audits. The tax years 2008-2010 for NYS and 2009-2010 for the IRS remain subject to examination. In addition, ENL is no longer subject to state income tax examinations by the majority of state tax authorities for all years before 2008.

14.             OTHER LIABILITIES

Other liabilities at December 31 were as follows:

	2011	2010
	(in thousands)

Retirement compensation liabilities (Pension and SERP plans)	$8,787	$7,025
Accounts payable	3,575	3,328
Security deposits on direct financing leases	264	559
Interest payable	264	554
Other	481	310

Total	$13,371	$11,776

15.     RELATED PARTY TRANSACTIONS

The Bank has entered into loan transactions with certain directors, significant shareholders and their affiliates (related parties) in the ordinary course of its business. The aggregate amount of loans to such related parties on December 31, 2011 and 2010 was $7.9 million and $7.8 million, respectively. During 2011, there were $5.1 million of advances and new loans to such related parties, and repayments amounted to $5.0 million. Terms of these loans have prevailing market pricing that would be offered to a similar customer base. Deposits from related parties were $3.8 million and $2.8 million as of December 31, 2011 and 2010.

16.     CONTINGENT LIABILITIES AND COMMITMENTS

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at December 31, 2011 and 2010 is as follows:

	2011	2010
	(in thousands)

Commitments to extend credit	$134,204	$161,285
Standby letters of credit	3,429	3,687

Total	$137,633	$164,972

Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of non-performance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Consolidated Balance Sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements to the Bank. The Bank has not incurred any losses on its commitments during the past three years and has not recorded a reserve for its commitments.

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

The Company is subject to possible litigation proceedings in the normal course of business. As of December 31, 2011 and December 31, 2010, there were no claims pending against the Company that management considered material.

The Company leases certain offices, land and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $554 thousand in 2012; $617 thousand in 2013; $608 thousand in 2014; $519 thousand in 2015; $522 thousand in 2016; and $5.1 million thereafter. The rental expense under operating leases contained in the Company’s Consolidated Statements of Income included $656 thousand, $652 thousand and $668 thousand in 2011, 2010 and 2009, respectively.

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

The following table sets forth information regarding these segments for the years ended December 31, 2011, 2010 and 2009.

	2011
	Banking Activities	Insurance Agency Activities	Total
	(in thousands)

Net interest income (expense)	$26,107	$(119)	$25,988
Provision for loan and lease losses	2,484	-	2,484

Net interest income (expense) after provision for loan and lease losses	23,623	(119)	23,504

Non-interest income	5,504	-	5,504
Insurance services and fees	-	6,902	6,902
Net gain on sales and calls of securities	26	-	26
Amortization expense	-	490	490
Other non-interest expense	21,858	4,893	26,751

Income before income taxes	7,295	1,400	8,695
Income tax provision	2,043	540	2,583

Net income	$5,252	$860	$6,112

	2010
	Banking Activities	Insurance Agency Activities	Total
	(in thousands)

Net interest income (expense)	$24,678	$(183)	$24,495
Provision for loan and lease losses	3,943	-	3,943

Net interest income (expense) after provision for loan and lease losses	20,735	(183)	20,552

Non-interest income	5,634	-	5,634
Insurance services and fees	-	6,992	6,992
Net gain on sales and calls of securities	7	-	7
Amortization expense	365	535	900
Other non-interest expense	20,156	5,051	25,207

Income before income taxes	5,855	1,223	7,078
Income tax provision	1,766	472	2,238

Net income	$4,089	$751	$4,840

	2009
	Banking Activities	Insurance Agency Activities	Total
	(in thousands)

Net interest income (expense)	$22,731	$(137)	$22,594
Provision for loan and lease losses	10,500	-	10,500

Net interest income (expense) after provision for loan and lease losses	12,231	(137)	12,094

Non-interest income	6,858	-	6,858
Insurance services and fees	-	7,191	7,191
Net gain on sales and calls of securities	18	-	18
Goodwill impairment	1,985	-	1,985
Amortization expense	365	565	930
Other non-interest expense	18,305	4,837	23,142

Income (loss) before income taxes	(1,548)	1,652	104
Income tax (benefit) provision	(1,241)	638	(603)

Net (loss) income	$(307)	$1,014	$707

	December 31, 2011	December 31, 2010
Identifiable Assets, Net	(in thousands)

Banking activities	$730,893	$660,604
Insurance agency activities	10,009	10,919

Consolidated Total Assets	$740,902	$671,523

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at December 31, 2011 and 2010:

	Level 1	Level 2	Level 3	Fair Value

December 31, 2011
Securities available for sale:
U.S. government agencies	$-	$30,252	$-	$30,252
States and political subdivisions	-	32,326	-	32,326
Mortgage-backed securities	-	37,403	-	37,403
Mortgage servicing rights	-	-	407	407

December 31, 2010
Securities available for sale:
U.S. government agencies	$-	$23,644	$-	$23,644
States and political subdivisions	-	36,297	-	36,297
Mortgage-backed securities	-	27,481	-	27,481
Mortgage servicing rights	-	-	388	388

Securities available for sale

Fair values for securities are determined using independent pricing services and market-participating brokers. The Company’s independent pricing service is Interactive Data. Interactive Data utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, Interactive Data’s evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. In addition, Interactive Data uses model processes, such as the Option Adjusted Spread model, to assess interest rate impact and develop prepayment scenarios. The models and the process take into account market convention. For each asset class, a team of evaluators gathers information from market sources and integrates relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models. Interactive Data, at times, may determine that it does have not sufficient verifiable information to value a particular security. In these cases the Company will utilize valuations from another pricing service.

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control. On a quarterly basis the Company reviews changes, as submitted by Interactive Data, in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis the Company has its entire security portfolio priced by a second pricing service to determine consistency with another market evaluator. If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to Interactive Data regarding the data used to value a particular security. If the Company determines it has market information that would support a different valuation than Interactive Data’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2011.

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

The following table summarizes the changes in fair value for items measured at fair value (Level 3) on a recurring basis using significant unobservable inputs during the year ended December 31, 2011:

Mortgage servicing rights – December 31, 2010	$388
Gains (losses) included in earnings	(162)
Additions from loan sales	181
Mortgage servicing rights – December 31, 2011	$407

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at December 31, 2011 and 2010:

	Level 1	Level 2	Level 3	Fair Value
December 31, 2011 Impaired loans	$-	$-	$10,311	$10,311

December 31, 2010 Impaired loans	$-	$-	$7,787	$7,787

Impaired loans

The Company evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Fair value is estimated based on the value of the collateral securing these loans. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business. The Company has an appraisal policy in which appraisals are obtained upon a loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral. All impaired loans are either graded a 6 or 7 on the internal loan rating scale. Subsequent to the downgrade, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal. Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers. Impaired loans had a gross value of $11.9 million, with a valuation allowance of $1.6 million, at December 31, 2011, compared to a gross value for loans and leases of $9.3 million, with a valuation allowance of $1.5 million, at December 31, 2010.

At December 31, 2011 and 2010, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$14,678	$14,678	$13,722	$13,722
Available for sale securities	99,981	99,981	87,422	87,422
Held to maturity securities	3,802	3,811	2,140	2,130
FHLB and FRB stock	3,255	3,255	3,770	3,770
Loans and leases, net	571,910	602,534	517,554	535,338
Mortgage servicing rights	407	407	388	388
Financial liabilities:
Deposits	$616,203	$619,402	$544,457	$544,889
Borrowed funds and securities sold under agreements to repurchase	31,010	31,998	40,896	41,710
Junior Subordinated Debentures	11,330	11,330	11,330	11,330
Commitments to extend credit	161	161	120	120

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents

For these short-term instruments, the carrying amount is a reasonable estimate of fair value. “Cash and Cash Equivalents” includes cash and due from banks and interest-bearing deposits at other banks.

Securities Held to Maturity

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

FHLB and FRB stock

The carrying value of FHLB and FRB stock approximate fair value.

Loans Receivable

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

Borrowed Funds and Securities Sold Under Agreement to Repurchase

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

Commitments to extend credit and standby letters of credit

As described in Note 16 - “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at December 31, 2011 and December 31, 2010. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities. The carrying value approximates the fair value.

Pension Plan Assets

Refer to Note 11 of the Consolidated Financial Statements, “Employee Benefits and Deferred Compensation Plans” for the fair value analysis of the Pension Plan assets, including the transfer of the assets from Level 2 to Level 1 during 2011.

20. REGULATORY MATTERS

The Company is subject to the dividend restrictions set forth by the FRB and the OCC. Under such restrictions, the Company may not, without the prior approval of the FRB and the OCC, declare dividends in excess of the sum of the current year’s earnings (as defined in FRB regulations) plus the retained earnings (as defined in FRB regulations) from the prior two years.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations). Management believes as of December 31, 2011 and 2010, that the Company and the Bank met all capital adequacy requirements to which it is subject.

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

The Company’s and the Bank’s actual capital amounts and ratios were as follows:

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	December 31, 2011
	(dollars in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$78,173	14.0%	$75,050	13.5%	$44,575	8.0%	$55,719	10.0%

Tier I Capital (to Risk Weighted Assets)	$71,152	12.8%	$68,043	12.2%	$22,288	4.0%	$33,431	6.0%

Tier I Capital (to Average Assets)	$71,152	9.7%	$68,043	9.3%	$29,309	4.0%	$36,637	5.0%

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	December 31, 2010
	(dollars in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$71,889	14.3%	$70,110	14.0%	$40,186	8.0%	$50,233	10.0%

Tier I Capital (to Risk Weighted Assets)	$65,559	13.1%	$63,797	12.7%	$20,093	4.0%	$30,140	6.0%

Tier I Capital (to Average Assets)	$65,559	9.9%	$63,797	9.7%	$26,405	4.0%	$33,006	5.0%

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

21.             PARENT COMPANY ONLY FINANCIAL INFORMATION

Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands)
ASSETS
Cash	$2,026	$1,332
Other assets	731	748
Investment in subsidiaries	78,956	73,494

Total assets	$81,713	$75,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Junior subordinated debentures	$11,330	$11,330
Other liabilities	1,395	1,180

Total liabilities	12,725	12,510

STOCKHOLDERS’ EQUITY

Total Stockholders’ Equity	$68,988	$63,064

Total liabilities and stockholders’ equity	$81,713	$75,574

CONDENSED STATEMENTS OF INCOME

	December 31,
	2011	2010	2009
	(in thousands)
Dividends from subsidiaries	$3,500	$1,292	$5,700
Expenses	(1,310)	(2,716)	(1,358)

Income (loss) before equity in undistributed earnings of subsidiaries	2,190	(1,424)	4,342

Equity in undistributed earnings (loss) of subsidiaries	3,922	6,264	(3,635)

Net income	$6,112	$4,840	$707

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2011	2010	2009
	(in thousands)
Operating Activities:
Net income	$6,112	$4,840	$707
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) loss of subsidiaries	(3,922)	(6,264)	3,635
Changes in assets and liabilities affecting cash flow:
Other assets	(17)	(406)	—
Other liabilities	157	1,136	—

Net cash provided by (used in) operating activities	2,330	(694)	4,342

Investing Activities:
Investment in subsidiaries	—	(13,711)	—

Net cash used in investing activities	—	(13,711)	—

Financing Activities:
Proceeds from issuance of common stock	—	13,609	—
Cash dividends paid, net	(1,636)	(1,379)	(1,420)
Purchase of Treasury stock	—	—	(27)

Net cash (used in) provided by financing activities	(1,636)	12,230	(1,447)

Net increase (decrease) in cash	694	(2,175)	2,895

Cash beginning of year	1,332	3,507	612

Cash ending of year	$2,026	$1,332	$3,507

22. SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2011
Interest income	$8,518	$8,169	$8,015	$8,013
Interest expense	1,627	1,655	1,728	1,716

Net interest income	6,891	6,514	6,287	6,297
Net income	1,338	1,926	972	1,875
Earnings per share basic	0.33	0.47	0.24	0.46
Earnings per share diluted	0.33	0.47	0.24	0.46

2010
Interest income	$7,844	$7,992	$7,836	$7,746
Interest expense	1,759	1,759	1,737	1,668

Net interest income	6,085	6,233	6,099	6,078
Net income	484	1,278	1,631	1,447
Earnings per share basic	0.12	0.31	0.47	0.51
Earnings per share diluted	0.12	0.31	0.47	0.51

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 (the end of the period covered by this Annual Report on Form 10-K). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective.

(b)

Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control Over Financial Reporting appears at “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(c)

Attestation Report of the Independent Registered Public Accounting Firm. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” at page 58, “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(d)

Changes in Internal Control Over Financial Reporting. No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

NONE

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the material under the captions, “Information Regarding Directors, Director Nominees and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Director Committees” in the Company’s definitive proxy statement relating to its 2012 annual meeting of shareholders to be held on April 26, 2012 (the “Proxy Statement”).

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

The information called for by this item as to beneficial ownership is incorporated herein by reference to the material under the caption “General Information - Security Ownership of Management and Certain Beneficial Owners “ in the Proxy Statement.

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

The following documents are filed as a part of this Report on Form 10-K:

1.

Financial statements: The following audited consolidated financial statements and notes thereto and the material under the caption “Report of Independent Registered Public Accounting Firm” on pages 58 and 59 in Part II, Item 8 of this Annual Report on Form 10-K are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (internal control over financial reporting)

Report of Independent Registered Public Accounting Firm (consolidated financial statements)

Consolidated Balance Sheets - December 31, 2011 and 2010

Consolidated Statements of Income -Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity -Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flow - Years Ended December 31, 2011, 2010 and 2009

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
Date: March 6, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Nasca	President and Chief Executive Officer/Director (Principal Executive Officer)	March 6, 2012
David J. Nasca

/s/ Gary A. Kajtoch
Gary A. Kajtoch	Treasurer (Principal Financial Officer)	March 6, 2012

/s/ Nicholas J. Snyder	Principal Accounting Officer	March 6, 2012
Nicholas J. Snyder

/s/ Phillip Brothman	Chairman of the Board/Director	March 6, 2012
Phillip Brothman

/s/ John R. O’Brien	Vice Chairman of the Board/Director	March 6, 2012
John R. O’Brien

/s/ James E. Biddle, Jr.	Director	March 6, 2012
James E. Biddle, Jr.

Director
Marsha S. Henderson

/s/ Kenneth C. Kirst	Director	March 6, 2012
Kenneth C. Kirst

/s/ Robert G. Miller, Jr.	Director	March 6, 2012
Robert G. Miller, Jr.

/s/ Michael J. Rogers	Director	March 6, 2012
Michael J. Rogers

Director
James Tilley

/s/ Nancy W. Ware	Director	March 6, 2012
Nancy W. Ware

/s/ Thomas H. Waring, Jr.	Director	March 6, 2012
Thomas H. Waring, Jr.

/s/ Lee C. Wortham	Director	March 6, 2012
Lee C. Wortham

EXHIBIT INDEX

Exhibit No.	Exhibit Description
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

10.1	Evans Bancorp, Inc. Dividend Reinvestment Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-166264), as filed on April 23, 2010).
10.2*

Evans Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (Registration No. 333-106655), as filed on June 30, 2003).

10.3*

Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

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
10.18*

Employment Agreement by and among Evans Bank, N.A., the Company and William R. Glass, executed and delivered by the Company and the Bank on October 1, 2010 and effective as of October 1, 2010 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed on March 4, 2011).

10.19*

Restricted Stock Award Agreement granted by Evans Bancorp, Inc. to Directors under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, as filed on August 4, 2010).

10.20*

Employment Agreement by and among Evans Bank, N.A., the Company and Gary A. Kajtoch, executed and delivered by the Company and the Bank on October 6, 2009 and effective as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 13, 2009).

10.21*

Stock Option Agreement granted by Evans Bancorp, Inc. to Directors under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, as filed on August 4, 2010).

10.22*

Employment Agreement by and among The Evans Agency, Inc., Evans Bancorp, Inc. and Robert G. Miller, Jr., executed and delivered by the Company and TEA on October 22, 2009, and effective as of October 5, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 28, 2009).

10.23*

Restricted Stock Award Agreement granted by Evans Bancorp, Inc. to Employees under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, as filed on August 4, 2010).

10.24*

Employment Agreement by and among Evans Bank, N.A., the Company and David J. Nasca, executed and delivered by the Company and the Bank on September 14, 2009 and effective as of September 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on September 17, 2009).

10.25*

Stock Option Agreement granted by Evans Bancorp, Inc. to Employees under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit　10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, as filed on August 4, 2010).

10.26*

Letter Agreement Regarding Insurance Coverage for James Tilley (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).

10.27*

Employment Agreement by and among Evans Bank, N.A., the Company and Cynthia M. Rich, executed and delivered by the Company and the Bank on September 30, 2009 and effective as of September 30, 2009 (filed herewith).

21.1	Subsidiaries of the Company (filed herewith).
23.1	Independent Registered Public Accounting Firm’s Consent from KPMG LLP (filed herewith).
24	Power of Attorney (included on Page 116 of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101

The following materials from Evans Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets – December 31, 2011 and 2010; (ii) Consolidated Statements of Income – years ended December 31, 2011, 2010, and 2009; (iii) Consolidated Statements of Stockholder’s Equity – years ended December 31, 2011, 2010, and 2009; (iv) Consolidated Statements of Cash Flows – years ended December 31, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.**

* Indicates a management contract or compensatory plan or arrangement.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.