Form 10-Q
period 2012-03-31
EVANS BANCORP INC
filed 2012-05-04
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2012

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

Common Stock, $.50 par value: 4,135,586 shares as of April 25, 2012

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$11,988	$11,486
Interest-bearing deposits at banks	31,880	3,192
Securities:
Available for sale, at fair value (cost: $104,712 at March 31, 2012; $95,848 at December 31, 2011)	108,657	99,981
Held to maturity, at amortized cost (fair value: $3,847 at March 31, 2012; $3,811 at December 31, 2011)	3,835	3,802
Federal Home Loan Bank common stock, at amortized cost	1,830	1,830
Federal Reserve Bank common stock, at amortized cost	1,425	1,425
Loans and leases, net of allowance for loan and lease losses of $10,790 at March 31, 2012 and $11,495 at December 31, 2011	568,910	571,910
Properties and equipment, net of depreciation of $13,416 at March 31, 2012 and $13,145 at December 31, 2011	10,324	10,477
Goodwill	8,101	8,101
Intangible assets	574	678
Bank-owned life insurance	14,961	14,843
Other assets	13,308	13,177

TOTAL ASSETS	$775,793	$740,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$114,423	$118,037
NOW	62,077	50,761
Regular savings	334,010	313,777
Muni-vest	29,542	20,161
Time	109,629	113,467

Total deposits	649,681	616,203

Securities sold under agreement to repurchase	8,680	9,010
Other borrowings	22,000	22,000
Other liabilities	13,647	13,371
Junior subordinated debentures	11,330	11,330

Total liabilities	705,338	671,914

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:

Common stock, $.50 par value, 10,000,000 shares authorized; 4,129,285 and 4,125,272 shares issued at March 31, 2012 and December 31, 2011, respectively, and 4,128,905 and 4,124,892 shares outstanding, at March 31, 2012 and December 31, 2011, respectively	2,065	2,063
Capital surplus	41,344	41,275
Retained earnings	26,775	25,304
Accumulated other comprehensive gain, net of tax	271	346

Total stockholders’ equity	70,455	68,988

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$775,793	$740,902

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
INTEREST INCOME
Loans and leases	$7,508	$7,152
Interest bearing deposits at banks	9	4
Securities:
Taxable	545	486
Non-taxable	306	371

Total interest income	8,368	8,013
INTEREST EXPENSE
Deposits	1,242	1,420
Other borrowings	187	215
Junior subordinated debentures	87	81

Total interest expense	1,516	1,716
NET INTEREST INCOME	6,852	6,297
PROVISION FOR LOAN AND LEASE LOSSES	(249)	488

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	7,101	5,809
NON-INTEREST INCOME
Bank charges	436	386
Insurance service and fees	1,945	2,089
Data center income	124	239
Gain on loans sold	53	52
Bank-owned life insurance	118	103
Other	613	592

Total non-interest income	3,289	3,461
NON-INTEREST EXPENSE
Salaries and employee benefits	4,214	3,904
Occupancy	685	777
Repairs and maintenance	169	159
Advertising and public relations	145	130
Professional services	539	402
Technology and communications	248	235
Amortization of intangibles	104	130
FDIC insurance	134	229
Other	671	639

Total non-interest expense	6,909	6,605

INCOME BEFORE INCOME TAXES	3,481	2,665
INCOME TAX PROVISION	1,102	790

NET INCOME	$2,379	$1,875

Net income per common share-basic	$0.58	$0.46

Net income per common share-diluted	$0.58	$0.46

Cash dividends per common share	$0.22	$0.20

Weighted average number of common shares outstanding	4,126,656	4,085,509

Weighted average number of diluted shares outstanding	4,131,330	4,096,170

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012		2011
NET INCOME		$2,379		$1,875

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities		(115)		124
Defined benefit pension plans:
Amortization of prior service cost	14		14
Amortization of actuarial loss	26		6

Total		40		20

OTHER COMPREHENSIVE INCOME, NET OF TAX		(75)		144

COMPREHENSIVE INCOME		2,304		2,019

See Notes to Unaudited Consolidated Financial Statements

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(in thousands, except share and per share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2010	$2,041	$40,660	$20,836	($473)	$63,064
Net Income			1,875		1,875
Other comprehensive income				144	144
Cash dividends ($0.20 per common share)			(816)		(816)
Stock options expense		57			57
Excess tax benefit from stock-based compensation		9			9
Issued 12,260 restricted shares	6	(6)			—

Balance, March 31, 2011	$2,047	$40,720	$21,895	($329)	$64,333

Balance, December 31, 2011	$2,063	$41,275	$25,304	$346	$68,988
Net Income			2,379		2,379
Other comprehensive loss				(75)	(75)
Cash dividends ($0.22 per common share)			(908)		(908)
Stock options expense		71			71
Issued 4,013 restricted shares	2	(2)			—

Balance, March 31, 2012	$2,065	$41,344	$26,775	$271	$70,455

See Notes to Unaudited Consolidated Financial Statements

PART I-FINANCIAL INFORMATION

ITEM I-FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(in thousands)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Interest received	$8,011	$7,654
Fees received	3,107	3,590
Interest paid	(1,550)	(1,829)
Cash paid to employees and vendors	(7,058)	(5,985)
Income taxes paid	(720)	(299)
Proceeds from sale of loans held for resale	6,250	7,285
Originations of loans held for resale	(3,998)	(9,779)

Net cash provided by operating activities	4,042	637

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(17,759)	(10,029)
Proceeds from maturities and calls	9,009	2,655
Held to maturity securities:
Purchases	(428)	(135)
Proceeds from maturities and calls	396	39
Additions to properties and equipment	(117)	(82)
Net decrease (increase) in loans	898	(2,327)

Net cash used in investing activities	(8,001)	(9,879)

FINANCING ACTIVITIES:
Repayments of borrowings	(329)	(14,050)
Net increase in deposits	33,478	40,690

Net cash provided by financing activities	33,149	26,640

Net increase in cash and equivalents	29,190	17,398

CASH AND CASH EQUIVALENTS:
Beginning of period	14,678	13,722

End of period	$43,868	$31,120

	(continued)

(in thousands)
	Three Months Ended March 31,
	2012	2011
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income	$2,379	$1,875

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316	379
Deferred tax expense	87	86
Provision for loan and lease losses	(249)	488
Premium on loans sold	(53)	(52)
Stock options expense	71	57
Proceeds from sale of loans held for resale	6,250	7,285
Originations of loans held for resale	(3,998)	(9,779)
Changes in assets and liabilities affecting cash flow:
Other assets	421	1,461
Other liabilities	(1,182)	(1,163)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,042	$637

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made. Certain reclassifications have been made to the 2011 unaudited consolidated financial statements to conform to the presentation used in 2012.

The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of filing.

2.	SECURITIES

The amortized cost of securities and their approximate fair value at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	(in thousands)
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available for Sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$39,078	$1,179	$—	$40,257
States and political subdivisions	30,410	1,586	(8)	31,988

Total debt securities	$69,488	$2,765	($8)	$72,245

Mortgage-backed securities:
FNMA	$19,516	$702	$—	$20,218
FHLMC	6,442	250	—	6,692
GNMA	7,203	236	(36)	7,403
CMO	2,063	36	—	2,099

Total mortgage-backed securities	$35,224	$1,224	($36)	$36,412

Total securities designated as available for sale	$104,712	$3,989	($44)	$108,657

Held to Maturity:
Debt securities
States and political subdivisions	3,835	25	(13)	3,847

Total securities designated as held to maturity	$3,835	$25	($13)	$3,847

Total securities	$108,547	$4,014	($57)	$112,504

	December 31, 2011
	(in thousands)
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available for Sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$29,002	$1,250	$—	$30,252
States and political subdivisions	30,632	1,698	(4)	32,326

Total debt securities	$59,634	$2,948	($4)	$62,578

Mortgage-backed securities:
FNMA	$20,071	$647	—	$20,718
FHLMC	8,052	269	—	8,321
GNMA	5,895	248	—	6,143
CMO	2,196	25	—	2,221

Total mortgage-backed securities	$36,214	$1,189	—	$37,403

Total securities designated as available for sale	$95,848	$4,137	($4)	$99,981

Held to Maturity:
Debt securities
States and political subdivisions	3,802	24	(15)	3,811

Total securities designated as held to maturity	$3,802	$24	($15)	$3,811

Total securities	$99,650	$4,161	($19)	$103,792

Available for sale securities with a total fair value of $84.7 million and $76.7 million at March 31, 2012 and December 31, 2011, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY. The Company had a total of $22.0 million in borrowed funds with FHLBNY at March 31, 2012 and December 31, 2011, respectively. The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements. As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY. The Bank held $1.8 million in FHLBNY stock as of March 31, 2012 and December 31, 2011, respectively, at fair value.

The scheduled maturities of debt and mortgage-backed securities at March 31, 2012 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	Amortized cost	Estimated fair value
	(in thousands)
Debt securities available for sale:
Due in one year or less	$17,572	$17,599
Due after one year through five years	18,116	18,838
Due after five years through ten years	24,357	25,486
Due after ten years	9,443	10,322

	69,488	72,245

Mortgage-backed securities available for sale	35,224	36,412

Total available for sale securities	$104,712	$108,657

Debt securities held to maturity:
Due in one year or less	$2,665	$2,657
Due after one year through five years	547	558
Due after five years through ten years	35	37
Due after ten years	588	595

Total held to maturity securities	$3,835	$3,847

Information regarding unrealized losses within the Company’s available for sale securities at March 31, 2012 and December 31, 2011, is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	March 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	506	(5)	304	(3)	810	(8)

Total debt securities	$506	($5)	$304	($3)	$810	($8)

Mortgage-backed securities:
FNMA	$—	$—	$—	$—	$—	$—
FHLMC	—	—	—	—	—	—
GNMA	1,613	(36)	—	—	1,613	(36)
CMO’S	—	—	—	—	—	—

Total mortgage-backed securities	$1,613	($36)	$—	$—	$1,613	($36)

Held To Maturity:
Debt securities:
States and political subdivisions	$1,964	($9)	$896	($4)	$2,860	($13)

Total temporarily impaired securities	$4,083	($50)	$1,200	($7)	$5,283	($57)

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	401	(1)	304	(3)	705	(4)

Total debt securities	$401	($1)	$304	($3)	$705	($4)

Mortgage-backed securities:
FNMA	$—	$—	$—	$—	$—	$—
FHLMC	—	—	—	—	—	—
GNMA	—	—	—	—	—	—
CMO’S	—	—	—	—	—	—

Total mortgage-backed securities	$—	$—	$—	$—	$—	$—

Held To Maturity:
Debt securities:
States and political subdivisions	$2,239	($12)	$1,006	($3)	$3,245	($15)

Total temporarily impaired securities	$2,640	($13)	$1,310	($6)	$3,950	($19)

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase. The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities. Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase. The Company did not own any out-of-state municipal bonds at March 31, 2012 or December 31, 2011. Bonds rated below A are reviewed periodically to ensure their continued credit worthiness. While purchase of non-rated municipal securities is permitted under the Company’s investment policy, such purchases are limited to bonds issued by municipalities in the Company’s general market area. Those municipalities are typically customers of the Bank whose financial situation is familiar to management. The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

Although concerns have been raised in the marketplace recently about the health of municipal bonds, the Company has not experienced any credit troubles in this portfolio and does not believe any credit troubles are imminent. Aside from the non-rated municipal securities to local municipalities discussed above that are considered held-to-maturity, all of the Company’s available-for-sale municipal bonds are investment-grade government obligation (“G.O.”) bonds. G.O. bonds are generally considered safer than revenue bonds because they are backed by the full faith and credit of the government while revenue bonds rely on the revenue produced by a particular project. All of the Company’s municipal bonds are issued by municipalities in New York State. To the Company’s knowledge, there has never been a default of a NY G.O. in the history of the state. The Company believes that its risk of loss on default of a G.O. municipal bond for the Company is relatively low. However, historical performance does not guarantee future performance.

Management has assessed the securities available for sale in an unrealized loss position at March 31, 2012 and December 31, 2011 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment charges in 2012 or 2011, with the gross unrealized losses at an immaterial level, amounting to less than 0.1% of the total fair value of the securities portfolio at March 31, 2012 and December 31, 2011. Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future. The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
March 31, 2012
Securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$—	$40,257	$—	$40,257
States and political subdivisions	—	31,988	—	31,988
Mortgage-backed securities	—	36,412	—	36,412
Mortgage servicing rights	—	—	454	454
December 31, 2011
Securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$—	$30,252	$—	$30,252
States and political subdivisions	—	32,326	—	32,326
Mortgage-backed securities	—	37,403	—	37,403
Mortgage servicing rights	—	—	407	407

Securities available for sale

Fair values for securities are determined using independent pricing services and market-participating brokers. The Company’s independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, the evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. In addition, model processes, such as the Option Adjusted Spread model, are used to assess interest rate impact and develop prepayment scenarios. The models and the process take into account market convention. For each asset class, a team of evaluators gathers information from market sources and integrates relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models. The company’s service provider may occasionally determine that it does have not sufficient verifiable information to value a particular security. In these cases the Company will utilize valuations from another pricing service.

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control. On a quarterly basis the Company reviews changes in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis the Company has its entire security portfolio priced by a second pricing service to determine consistency with another market evaluator. If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to the servicing provider regarding the data used to value a particular security. If the Company determines it has market information that would support a different valuation than the initial evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2012 or 2011.

Securities available for sale are classified as Level 2 in the fair value hierarchy as the valuation provided by the third-party provider uses observable market data.

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) do not trade in an active, open market with readily observable prices. Accordingly, the Company obtains the fair value of the MSRs using a third-party pricing provider. The provider determines the fair value by discounting projected net servicing cash flows of the remaining servicing portfolio. The valuation model used by the provider considers market loan prepayment predictions and other economic factors which management considers to be significant unobservable inputs. The fair value of MSRs is mostly affected by changes in mortgage interest rates since rate changes cause the loan prepayment acceleration factors to increase or decrease. All assumptions are market driven. Management has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of MSRs to enable management to maintain an appropriate system of internal control. Mortgage servicing rights are classified within Level 3 of the fair value hierarchy as the valuation is model driven and primarily based on unobservable inputs.

The following table summarizes the changes in fair value for mortgage servicing rights during the three month periods ended March 31, 2012 and 2011, respectively:

	Three months ended March 31,
	2012	2011
Beginning balance, December 31	$407	$388

(Losses) gains included in earnings	(7)	4
Additions from loan sales	54	43

Ending balance, March 31	$454	$435

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	3/31/2012	3/31/2011
Servicing fees	0.25%	0.25%
Discount rate	10.09%	10.13%
Prepayment rate (CPR)	15.48%	11.20%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
March 31, 2012
Impaired loans	$—	$—	$11,344	$11,344
December 31, 2011
Impaired loans	$—	$—	$10,311	$10,311

Impaired loans

The Company evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Each loan’s collateral has a unique appraisal and management’s discount of the value is based on factors unique to each impaired loan. The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan, which ranges from 10%-50%. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral. All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale. For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first. Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal. Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers. Impaired loans had a gross value of $13.0 million, with a valuation allowance of $1.7 million, at March 31, 2012, compared to a gross value for impaired loans of $11.9 million, with a valuation allowance of $1.6 million, at December 31, 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2012 and December 31, 2011, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$43,868	$43,868	$14,678	$14,678
Level 2:
Available for sale securities	108,657	108,657	99,981	99,981
FHLB and FRB stock	3,255	3,255	3,255	3,255
Level 3:
Held to maturity securities	3,835	3,847	3,802	3,811
Loans and leases, net	568,910	600,061	571,910	602,534
Mortgage servicing rights	454	454	407	407
Financial liabilities:
Level 1:
Demand deposits	$114,423	$114,423	$118,037	$118,037
NOW deposits	62,077	62,077	50,761	50,761
Regular savings deposits	334,010	334,010	313,777	313,777
Muni-vest deposits	29,542	29,542	20,161	20,161
Junior subordinated debentures	11,330	11,330	11,330	11,330
Commitments to extend credit	111	111	161	161
Securities sold under agreement to repurchase	8,680	8,680	9,010	9,010
Level 2:
Other borrowed funds	22,000	22,860	22,000	22,988
Level 3:
Time deposits	109,629	113,089	113,467	116,666

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

Commitments to extend credit and standby letters of credit. As described in Note 8 - “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at March 31, 2012 and December 31, 2011. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities. The carrying value approximates the fair value.

Securities Sold Under Agreement to Repurchase. The fair value of the securities sold under agreement to repurchase approximates its carrying value.

Other Borrowed Funds. The fair value of the short-term portion of other borrowed funds approximates its carrying value. The fair value of the long-term portion of other borrowed funds is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

4.	LOANS, LEASES, AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

Loan and Lease Portfolio Composition

The following table presents selected information on the composition of the Company’s loan and lease portfolio as of the dates indicated:

	March 31, 2012	December 31, 2011
	(in thousands)
Mortgage loans on real estate:
Residential Mortgages	$71,702	$73,579
Commercial and multi-family	311,105	306,683
Construction-Residential	2,524	2,392
Construction-Commercial	29,389	27,887
Home equities	55,041	54,673

Total real estate loans	469,761	465,214

Direct financing leases	4,512	6,021
Commercial and industrial loans	103,107	109,513
Consumer loans	1,456	1,677
Other	490	586
Net deferred loan origination costs	374	394

Total gross loans	579,700	583,405
Allowance for loan losses	(10,790)	(11,495)

Loans, net	$568,910	$571,910

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages. During the three month period ended March 31, 2012, the Bank sold mortgages to FNMA totaling $6.2 million, as compared with $7.3 million sold during the three month period ended March 31, 2011. At March 31, 2012, the Bank had a loan servicing portfolio principal balance of $67.0 million upon which it earns servicing fees, as compared with $62.4 million at December 31, 2011. The value of the mortgage servicing rights for that portfolio was $0.5 million at March 31, 2012 and $0.4 million at December 31, 2011. Residential mortgage loans held-for-sale were $1.4 million at March 31, 2012, compared with $3.6 million at December 31, 2011. The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Disclosures related to the basis for accounting for loans and leases, the method for recognizing interest income on loans and leases, the policy for placing loans and leases on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan and lease losses, the policy for charging off loans and leases, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2011. Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2011 are consistent with those utilized in the three months ended March 31, 2012.

Credit Quality Indicators

The Bank monitors the credit risk in its loan portfolio by reviewing certain credit quality indicators (“CQI”). The primary CQI for its commercial mortgage and C&I portfolios is the individual loan’s credit risk rating. The following list provides a description of the credit risk ratings that are used internally by the Bank when assessing the adequacy of its allowance for loan and lease losses:

•	1-3-Pass

•	4-Watch

•	5-O.A.E.M. (Other Assets Especially Mentioned) or Special Mention

•	6-Substandard

•	7-Doubtful

•	8-Loss

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

The following tables provide data, at the class level, of credit quality indicators of certain loans and leases for the dates specified:

March 31, 2012
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial Real Estate Other	Total Commercial Real Estate	Commercial and Industrial
3	$24,243	$265,371	$289,614	$72,403
4	2,645	36,581	39,226	21,843
5	1,074	2,345	3,419	6,005
6	1,427	9,332	10,759	2,533
7	—	—	—	323

Total	$29,389	$313,629	$343,018	$103,107

December 31, 2011
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial Real Estate Other	Total Commercial Real Estate	Commercial and Industrial
3	$21,607	$250,575	$272,182	$77,017
4	4,421	45,505	49,926	21,448
5	362	1,758	2,120	5,939
6	1,497	8,845	10,342	4,761
7	—	—	—	348

Total	$27,887	$306,683	$334,570	$109,513

Past Due Loans and Leases

The following tables provide an analysis of the age of the recorded investment in loans and leases that are past due as of the dates indicated:

March 31, 2012
(in thousands)
	30-59 days	60-89 days	90+ days	Total Past Due	Current Balance	Total Balance	90+ Days Accruing	Non- accruing Loans and Leases
Commercial and industrial	$4	$281	$2,087	$2,372	$100,735	$103,107	$204	$1,945
Residential real estate:
Residential	620	262	697	1,579	70,123	71,702	6	1,047
Construction	—	—	—	—	2,524	2,524	—	—
Commercial real estate:
Commercial	9,953	—	2,131	12,084	299,021	311,105	—	6,508
Construction	—	—	1,427	1,427	27,962	29,389	—	1,427
Home equities	63	45	759	867	54,174	55,041	—	877
Direct financing leases	202	17	639	858	3,654	4,512	—	950
Consumer	5	1	44	50	1,406	1,456	1	76
Other	—	—	—	—	864	864	—	—

Total Loans	$10,847	$606	$7,784	$19,237	$560,463	$579,700	$211	$12,830

December 31, 2011
(in thousands)
	30-59 days	60-89 days	90+ days	Total Past Due	Current Balance	Total Balance	90+ Days Accruing	Non- accruing Loans and Leases
Commercial and industrial	$279	$94	$1,702	$2,075	$107,438	$109,513	$—	$2,180
Residential real estate:
Residential	735	55	1,062	1,852	71,727	73,579	73	1,048
Construction	—	—	167	167	2,225	2,392	—	167
Commercial real estate:
Commercial	3,086	64	2,686	5,836	300,847	306,683	59	6,858
Construction	—	—	2,609	2,609	25,278	27,887	1,167	1,442
Home equities	481	110	683	1,274	53,399	54,673	—	946
Direct financing leases	327	26	754	1,107	4,914	6,021	—	1,160
Consumer	56	5	4	65	1,612	1,677	—	76
Other	—	—	—	—	980	980	—	—

Total Loans	$4,964	$354	$9,667	$14,985	$568,420	$583,405	$1,299	$13,877

Allowance for loan and lease losses

Changes in the allowance for loan and lease losses for the three months ended March 31, 2012 and 2011 are as follows:

	2012	2011
	(in thousands)
Beginning balance, January 1	$11,495	$10,424
Provision for loan and lease losses	(249)	488
Recoveries	28	7
Loans and leases charged off	(484)	(437)

Ending balance, March 31	$10,790	$10,482

The following tables summarize the allowance for loan and lease losses according to portfolio segment, as of March 31, 2012 and March 31, 2011:

March 31, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer ^	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$4,085	$4,670	$36	$793	$768	$994	$149	$11,495
Charge-offs	(409)	(59)	(3)	—	(13)	—	—	(484)
Recoveries	18	—	4	—	6	—	—	28
Provision	252	(46)	6	(74)	24	(411)	—	(249)

Ending balance	$3,946	$4,565	$43	$719	$785	$583	$149	$10,790

Allowance for loan and lease losses:
Individually evaluated for impairment	$637	$609	$14	$—	$102	$280	$—	$1,642
Collectively evaluated for impairment	3,309	3,956	29	719	683	303	149	9,148
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total	$3,946	$4,565	$43	$719	$785	$583	$149	$10,790

Loans and leases:
Ending balance:
Individually evaluated for impairment	$1,999	$7,948	$46	$1,047	$1,204	$712	$—	$12,956
Collectively evaluated for impairment	101,108	332,546	1,870	73,179	53,837	3,800	—	566,340
Loans acquired with deteriorated credit quality	—	—	30	—	—	—	—	30

Total	$103,107	$340,494	$1,946	$74,226	$55,041	$4,512	$—	$579,326

*	Includes construction loans
^	Includes other loans

Note: Loan and lease balances do not include $374 thousand in net deferred loan and lease origination costs as of March 31, 2012.

March 31, 2011
(in thousands)	Commercial	Commercial Real Estate Mortgages*	Consumer ^	Residential Mortgages*	HELOC	Finance Leases	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$3,435	$4,252	$29	$548	$540	$1,471	$149	$10,424
Charge-offs	(433)	—	(4)	—	—	—	—	(437)
Recoveries	3	—	3	—	1	—	—	7
Provision	325	132	9	16	6	—	—	488

Ending balance	$3,330	$4,384	$37	$564	$547	$1,471	$149	$10,482

Allowance for loan and lease losses:
Individually evaluated for impairment	$546	$768	$12	$—	$—	$50	$—	$1,376
Collectively evaluated for impairment	2,784	$3,585	$25	564	547	1,421	149	9,075
Loans acquired with deteriorated credit quality	—	31	—	—	—	—	—	31

Total	$3,330	$4,384	$37	$564	$547	$1,471	$149	$10,482

Loans and leases:
Ending balance:
Individually evaluated for impairment	$1,808	$7,860	$62	$—	$—	$336	$—	$10,066
Collectively evaluated for impairment	90,312	291,521	2,152	71,227	53,736	12,113	—	521,061
Loans acquired with deteriorated credit quality	—	154	84	—	—	—	—	238

Total	$92,120	$299,535	$2,298	$71,227	$53,736	$12,449	$—	$531,365

*	Includes construction loans
^	Includes other loans

Note: Loan and lease balances do not include $264 thousand in net deferred loan and lease origination costs as of March 31, 2011.

In the first quarter of 2012, the Company changed its methodology for reserving for non-accruing residential mortgages and home equities. Previously, estimated loss percentages were applied to pools of non-accruing residential mortgages and home equity loans. The Company now evaluates required loss reserves on an individual loan basis. This change resulted from the Company’s successful efforts to obtain more information about the financial status of borrowers and the fair value of loan collateral. The change from reserving for non-accruing residential mortgages and home equities on an individual basis versus a pooled approach resulted in a reduction of allowance for loan and lease losses of $0.1 million.

There were no other changes in the Company’s allowance for loan and lease loss methodology in the first quarter of 2012.

Impaired Loans and Leases

The following tables provide data, at the class level, of impaired loans and leases as of the dates indicated:

	At March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$156	$175	$—	$168	$8	$—
Residential real estate:
Residential	1,047	1,158	—	1,030	17	1
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	1,826	1,938	—	1,894	41	—
Construction	609	630	—	609	1	—
Home equities	1,034	1,062	—	752	8	—
Direct financing leases	—	—	—	—	—	—
Consumer	5	5	—	2	—	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$4,677	$4,968	$—	$4,455	$75	$1

	At March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
With a related allowance recorded:
Commercial and industrial	$1,843	$1,882	$637	$1,858	$20	$—
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	4,695	4,912	586	4,601	71	—
Construction	818	867	23	822	7	—
Home equities	170	170	102	170	2	—
Direct financing leases	712	722	280	764	11	—
Consumer	71	141	14	72	3	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$8,309	$8,694	$1,642	$8,287	$114	$—

	At March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
Total
Commercial and industrial	$1,999	$2,057	$637	$2,026	$28	$—
Residential real estate:
Residential	1,047	1,158	—	1,030	17	1
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	6,521	6,850	586	6,495	112	—
Construction	1,427	1,497	23	1,431	8	—
Home equities	1,204	1,232	102	922	10	—
Direct financing leases	712	722	280	764	11	—
Consumer	76	146	14	74	3	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$12,986	$13,662	$1,642	$12,742	$189	$1

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$261	$270	$—	$371	$9	$7
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	2,723	2,916	—	2,503	215	44
Construction	1,442	1,497	—	1,355	48	3
Home equities	327	327	—	331	—	9
Direct financing leases	—	—	—	—	—	—
Consumer	32	95	—	79	7	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$4,785	$5,105	$—	$4,639	$279	$63

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
With a related allowance recorded:
Commercial and industrial	$1,969	$2,007	$405	$2,151	$58	$36
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	4,135	4,418	844	4,257	267	—
Construction	—	—	—	—	—	—
Home equities	170	170	31	170	4	2
Direct financing leases	847	907	350	1,214	60	1
Consumer	44	49	9	56	4	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$7,165	$7,551	$1,639	$7,848	$393	$39

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
Total
Commercial and industrial	$2,230	$2,277	$405	$2,522	$67	$43
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	6,858	7,334	844	6,760	482	44
Construction	1,442	1,497	—	1,355	48	3
Home equities	497	497	31	501	4	11
Direct financing leases	847	907	350	1,214	60	1
Consumer	76	144	9	135	11	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$11,950	$12,656	$1,639	$12,487	$672	$102

Non-performing loans and leases

The following table sets forth information regarding non-performing loans and leases as of the dates specified:

	March 31, 2012	December 31, 2011
	(in thousands)
Non-accruing loans and leases:
Commercial and industrial loans	$1,945	$2,180
Residential real estate:
Residential	1,047	1,048
Construction	—	167
Commercial real estate:
Commercial and multi-family	6,508	6,858
Construction	1,427	1,442
Home equities	877	946
Direct financing leases	950	1,160
Consumer loans	76	76
Other	—	—

Total non-accruing loans and leases	$12,830	$13,877

Accruing loans 90+ days past due	211	1,299

Total non-performing loans and leases	$13,041	$15,176

Total non-performing loans and leases to total assets	1.68%	2.05%
Total non-performing loans and leases to total loans and leases	2.25%	2.60%

Troubled debt restructurings

The Company had $8.1 million in loans and leases that were restructured in a troubled debt restructuring (“TDR”) at March 31, 2012, compared with $7.7 million at December 31, 2011. $7.4 million and $7.1 million of those balances were in non-accrual status at March 31, 2012 and December 31, 2011, respectively. Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months. Those loans and leases that are in accruing status have shown evidence of performance for at least six months as of March 31, 2012 and December 31, 2011. None of the restructurings were made under a government assistance program. Two commercial mortgages with a combined balance of $0.3 million are covered under the Bank’s loss-sharing arrangement with the FDIC. These restructurings were allowed in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial difficulty. Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the quarters ended March 31, 2012 and 2011. The reserve for an impaired TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. As of March 31, 2012, there were no commitments to lend additional funds to debtors owing loans or leases whose terms have been modified in TDRs. The following tables summarize the loans and leases that were classified as troubled debt restructurings as of the dates indicated:

	March 31, 2012
	($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,667	$1,600	$67	$538
Residential real estate:
Residential	—	—	—	—
Construction	—	—	—	—
Commercial real estate:
Commercial and multi family	5,469	5,469	—	438
Construction	—	—	—	—
Home equities	327	—	327	—
Direct financing leases	606	369	237	264
Consumer loans	—	—	—	—
Other	—	—	—	—

Total troubled restructured loans and leases	$8,069	$7,438	$631	$1,240

	December 31, 2011
	($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,432	$1,362	$70	$64
Residential real estate:
Residential	—	—	—	—
Construction	—	—	—	—
Commercial real estate:
Commercial and multi family	5,258	5,258	—	708
Construction	—	—	—	—
Home equities	327	—	327	—
Direct financing leases	714	439	275	330
Consumer loans	—	—	—	—
Other	—	—	—	—

Total troubled restructured loans and leases	$7,731	$7,059	$672	$1,102

The following table shows the data for TDR activity for the three month period ended March 31, 2012:

March 31, 2012
($ in thousands)
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial and Industrial	2	$256	$256
Residential Real Estate:
Residential	—	—	—
Construction	—	—	—
Commercial Real Estate:
Commercial and Multi-Family	1	85	85
Construction	—	—	—
Home Equities	—	—	—
Direct financing leases	—	—	—
Consumer loans	—	—	—
Other	—	—	—

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan or lease is determined to be uncollectible, the loan or lease will be charged off. The following table presents loans and leases which were classified as TDR’s during the previous 12 months which have defaulted during the three month period ended March 31, 2012:

Three Months Ended March 31, 2012
($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment
Commercial and Industrial	4	$1,272
Residential Real Estate:
Residential	—	—
Construction	—	—
Commercial Real Estate:
Commercial and Multi-Family	6	4,289
Construction	—	—
Home Equities	—	—
Direct financing leases	—	—

Covered Loans and the Related Allowance

On July 24, 2009, the Bank entered into a definitive purchase and assumption agreement with the FDIC under which the Bank assumed approximately $51.0 million in liabilities, consisting almost entirely of deposits, and purchased substantially all of the assets of Waterford Village Bank. The loan portfolio acquired in the transaction was $42.0 million. The loans acquired in that acquisition are referred to as “covered” loans because they are “covered” by a loss sharing agreement with the FDIC. The agreement calls for the FDIC to reimburse the Bank for 80% of losses up to $5.6 million and to reimburse the Bank for 95% of losses beyond that threshold. At acquisition, the Company marked the covered loan portfolio to its market value and the allowance for loan and lease losses related to the covered loans was zero. Since acquisition, management has provisioned for any incremental increases in estimated credit losses due to deterioration in specific loans or increased risk factors on pools of loans. As a result of the FDIC guarantees, the provision for loan and lease losses and the allowance for loan and lease losses at March 31, 2012 and December 31, 2011 are presented net of FDIC guarantees related to covered loans. The following table depicts the allowance for loan and lease losses related to covered loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
Covered loans	$25,483	$26,429

Incremental estimated credit losses since acquisition	702	506
FDIC guarantee	(562)	(405)

Allowance for loan and lease losses	$140	$101

5.	PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. The Company had 4,674 and 10,661 dilutive shares for the three month periods ended March 31, 2012 and 2011, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three months periods ended March 31, 2012 and 2011, there were approximately 203,394 and 153,150 shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

6.	OTHER COMPREHENSIVE INCOME

The following tables display the components of other comprehensive income (loss):

	Three months ended March 31, 2012
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities	($188)	$73	($115)

Defined benefit pension plans:
Amortization of prior service cost	22	(8)	14
Amortization of actuarial loss	43	(17)	26

Total	65	(25)	40

Other Comprehensive Loss	($123)	$48	($75)

	Three months ended March 31, 2011
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain on investment securities	$202	($78)	$124

Defined benefit pension plans:
Amortization of prior service cost	22	(8)	14
Amortization of actuarial loss	10	(4)	6

Total	32	(12)	20

Other Comprehensive Income	$234	($90)	$144

7.	SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012
	(in thousands)

	Banking Activities	Insurance Agency Activities	Total
Net interest income (expense)	$6,883	($31)	$6,852
Provision for loan and lease losses	(249)	—	(249)

Net interest income (expense) after provision for loan and lease losses	7,132	(31)	7,101
Non-interest income	1,344	—	1,344
Insurance service and fees	—	1,945	1,945
Non-interest expense	5,668	1,241	6,909

Income before income taxes	2,808	673	3,481
Income tax provision	842	260	1,102

Net income	$1,966	$413	$2,379

	Three Months Ended March 31, 2011
	(in thousands)
	Banking Activities	Insurance Agency Activities	Total
Net interest income (expense)	$6,327	($30)	$6,297
Provision for loan and lease losses	488	—	488

Net interest income (expense) after provision for loan and lease losses	5,839	(30)	5,809
Non-interest income	1,372	—	1,372
Insurance service and fees	—	2,089	2,089
Non-interest expense	5,282	1,323	6,605

Income before income taxes	1,929	736	2,665
Income tax provision	506	284	790

Net income	$1,423	$452	$1,875

8.	CONTINGENT LIABILITIES AND COMMITMENTS

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

	March 31, 2012	December 31, 2011
	(in thousands)
Commitments to extend credit	$144,337	$134,204
Standby letters of credit	3,352	3,429

Total	$147,689	$137,633

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank has not incurred any losses on its commitments and has not recorded a reserve for its commitments during the past two years.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP. The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered material.

The Company is subject to possible litigation proceedings in the normal course of business. As of March 31, 2012 and December 31, 2011, there were no claims pending against the Company that management considered material.

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

The Bank intends to contribute $250 thousand to the defined benefit pension plan in the second quarter of 2012.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three month periods ended March 31, 2012 and 2011:

	Three months ended March 31,
	(in thousands)

	Pension Benefits		Supplemental Executive Retirement Plan
	2012	2011	2012	2011
Service cost	$—	$—	$45	$45
Interest cost	53	54	38	47
Expected return on plan assets	(57)	(57)	—	—
Amortization of prior service cost	—	—	22	22
Amortization of the net loss	16	7	27	3

Net periodic cost	$12	$4	$132	$117

10.	RECENT ACCOUNTING PRONOUNCEMENTS

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

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new standard was issued to provide largely identical guidance about fair value measurement and disclosure requirements for IFRS and U.S. GAAP. The new guidance clarifies that the application of the highest and best use and valuation premise concepts are not relevant when measuring the fair value of financial assets or liabilities. This ASU also requires new and enhanced disclosures on the quantification and valuation process for significant unobservable inputs, transfers between Levels 1 and 2 and the categorization of all fair value measurements in the fair value hierarchy, even when those measurements are only for disclosure purposes. The Company adopted this ASU effective January 1, 2012. The enhanced disclosures are at Note 3, “Fair Value Measurements.”

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate the convergence of U.S. GAAP and IFRS, the Financial Accounting Standards Board (“FASB”) decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this ASU will be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In this interim period ended March 31, 2012, the Company has adopted this ASU and elected to use the two-statement approach.

ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this ASU effective January 1, 2012. The Company will evaluate the need for a two-step goodwill impairment test each period subsequent to adoption. The Company typically performs its goodwill impairment test as of December 31st on an annual basis. As there were no triggering events in the quarter ended March 31, 2012, management did not test goodwill for impairment. The Company does not expect adoption of this ASU to have a material effect on its financial statements.

ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income for all periods presented. The ASU does not change the other requirements of FASB ASU No. 2011-05, Presentation of Comprehensive Income. Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements. The requirement to present comprehensive income in either a single continuous statement or two consecutive condensed statements remains for both annual and interim reporting. The deferral of the requirement for the presentation of reclassification adjustments is intended to be temporary until the FASB reconsiders the operational concerns and needs of financial statement users.

The Company adopted the amendments in this Update at the same time as ASU 2011-05, which is effective beginning in the interim period ended March 31, 2012. As the Company had no reclassifications adjustments within other comprehensive income, this Update had no impact on its financial statements.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Many of these factors are beyond the Company’s control and are difficult to predict.

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

Significant accounting policies followed by the Company are presented in Note 1 – “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual

Report on Form 10-K for the year ended December 31, 2011. These policies, along with the disclosures presented in the other Notes to the Company’s Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of probable losses in the Company’s loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the Company’s Unaudited Consolidated Balance Sheets. Note 1 to the Audited Consolidated Financial Statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, describes the methodology used to determine the allowance for loan and lease losses.

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

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Activity

Total loans and leases declined to $579.7 million at March 31, 2012, reflecting a $3.7 million or 0.6% decrease from December 31, 2011. The national direct financing lease portfolio declined $1.5 million during the first quarter to $4.5 million at March 31, 2012 as the Company ceased lease originations in the second quarter of 2009 and is winding down the portfolio and exiting this business line.

Core loans, defined as total loans less leases, were $575.2 million at March 31, 2012, a $2.2 million, or 0.4% decrease from $577.4 million at December 31, 2011. The large amount of loans closed in the fourth quarter of 2011 left the Company’s loan pipeline relatively lighter to start 2012. Average net loans and leases increased $11.0 million, or 1.9%, from $557.9 million in the fourth quarter of 2011 to $568.9 million in the first quarter of 2012. Compared with gross core loan balances of $519.2 million at March 31, 2011, the growth rate over the past twelve months has been 10.8%.

Loans secured by real estate were $469.8 million at March 31, 2012, an increase of $4.6 million or 1.0% from December 31, 2011. The strongest growth was in commercial and multi-family real estate loans, which increased $4.4 million or 1.4% in the first quarter of 2012. Commercial real estate lending has long been a strength of the Bank and its loan officers and the historical strong performance continued in the first quarter of 2012.

Residential mortgages decreased $1.9 million from $73.6 million at December 31, 2011 to $71.7 million at March 31, 2012. The Company has sold the majority of its originated residential mortgage loans as long-term fixed rate mortgage loan rates remain near all-time historic lows. This, along with prepayments from existing customers re-financing their homes, has resulted in the decrease in residential mortgage balances in the first quarter of 2012.

Residential mortgage originations declined to $7.3 million in originations in the 2012 first quarter, compared with $9.0 million in last year’s first quarter as the Company was less aggressive in pricing its mortgage products in this year’s first quarter.

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages. During the three month period ended March 31, 2012, the Bank sold mortgages to FNMA totaling $6.2 million, as compared with $7.3 million sold during the three month period ended March 31, 2011. At March 31, 2012, the Bank had a loan servicing portfolio principal balance of $67.0 million upon which it earns servicing fees, as compared with $62.4 million at December 31, 2011. The value of the mortgage servicing rights for that portfolio was $0.5 million at March 31, 2012 and $0.4 million at December 31, 2011. Residential mortgage loans held-for-sale were $1.4 million at March 31, 2012, compared with $3.6 million at December 31, 2011. The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

The Company continues to focus on commercial and industrial (“C&I”) lending as a way to diversify its loan portfolio, which has historically experienced strong growth rates in real estate loans. However, the Company faces the headwinds of a low growth economy and a very competitive local market. With line of credit usage down at March 31, 2012 compared with December 31, 2011, C&I loans declined from $109.5 million to $103.1 million.

Leasing Portfolio

As noted above, management made the strategic decision in April 2009 to exit the national direct financing lease business and market the portfolio for sale. This decision resulted in the classification of the leasing portfolio as held-for-sale and the portfolio being marked to its market value at June 30, 2009. The mark-to-market adjustment was $7.2 million. At September 30, 2009, management determined to keep the lease portfolio and service it to maturity, terminated its plans to actively market the portfolio for sale, and the portfolio was placed back into held-for-investment at the revised carrying amount as of June 30, 2009. The difference between the principal value and the carrying value, initially created by the mark-to-market adjustment at June 30, 2009, reduces over time as individual leases deteriorate, become uncollectible, and are written off. The allowance for lease losses was zero at June 30, 2009 when the portfolio was classified as held-for-sale and reported at its fair market value. With the portfolio classified as held-for-investment at March 31, 2012, the portfolio has been evaluated in accordance with the Company’s normal credit review policies in determining the appropriate allowance for lease losses. During the first quarter of 2012, $47 thousand in leases were written off and the difference between the principal value and carrying value of the leases declined from $0.5 million to $0.4 million. The first quarter write-offs were at their lowest point in the last five quarters. Non-performing leases of $1.0 million at March 31, 2012 declined from $1.2 million at December 31, 2011 and $2.1 million at March 31, 2011. With both leasing write-offs and non-accruing lease balances declining, management determined that the allowance for leasing losses should decrease by $0.4 million as of March 31, 2012. The following table illustrates the write-off and allowance activity related to the leasing portfolio over the past five quarters.

	($ in thousands)
	2012	2011
	March 31,	December 31,	September 30,	June 30,	March 31,
Leasing Principal Balance	$4,953	$6,509	$8,467	$10,736	$13,339
Mark	(441)	(488)	(684)	(779)	(890)

Leasing Carrying Value	$4,512	$6,021	$7,783	$9,957	$12,449

Mark-to-Market Adjustment	$488	$684	$779	$890	$1,493
Net Write-Offs	(47)	(196)	(95)	(111)	(603)

Remaining Mark	$441	$488	$684	$779	$890

	For the three months ended
	2012	2011
	March 31,	December 31,	September 30,	June 30,	March 31,
Allowance for lease losses	$994	$1,229	$1,471	$1,471	$1,471
Provision for leases	(411)	(235)	(242)	—	—
Leasing net charge-offs	—	—	—	—	—

Allowance for lease losses	$583	$994	$1,229	$1,471	$1,471

Total mark plus allowance	$1,024	$1,482	$1,913	$2,250	$2,361
Mark + allowance/leasing principal balance	20.67%	22.77%	22.59%	20.96%	17.70%

Credit Quality of Loan Portfolio

Total non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled $13.0 million, or 2.25% of total loans and leases outstanding, at March 31, 2012, compared with $15.2 million, or 2.60% of total loans and leases outstanding at December 31, 2011. There were several reasons for the decline in non-performing loans and leases.

The first reason related to two commercial constructions loans which totaled $1.2 million. These loans were converted to permanent loans that were current and accruing as of March 31, 2012, but were 90 days past their maturity date as of December 31, 2011 due to administrative delays in closing the permanent loans. Second, two previously non-accruing residential construction loans with a combined balance of $0.2 million were converted to permanent residential mortgage loans and were current and performing as of March 31, 2012. Third, a commercial and multi-family loan with a balance of $0.3 million as of December 31, 2011 was paid off in the first quarter of 2012. Fourth, as previously discussed, the performance of the leasing portfolio has continued to improve with non-accruing leases declining $0.2 million in the quarter. Finally, $0.1 million of non-accruing C&I loans and $0.1 million in non-accruing home equities were charged off in the first quarter, further reducing non-performing loans.

The allowance for loan and lease losses totaled $10.8 million or 1.86% of total loans and leases outstanding at March 31, 2012, as compared with $11.5 million or 1.97% of total loans and leases outstanding at December 31, 2011. The decrease in the allowance over the prior year end resulted from a $0.4 million release of reserves on the leasing portfolio and net charge-offs of $0.5 million in the three month period ended March 31, 2012, partially offset by a $0.2 million provision for loan losses. The provision resulted from the charge-off of two loans that exceeded the reserve associated with those loans. The $0.5 million in net charge-offs equates to a 0.32% annualized ratio as a percentage of net loans and leases. This compares with a 0.03% ratio in the fourth quarter of 2011 and 0.33% in the first quarter of 2011.

The coverage ratio of the allowance for loan and lease losses to non-performing loans and leases increased from 76% at December 31, 2011 to 83% at March 31, 2012. There are two factors that significantly influence these ratios. The first factor is the covered loan portfolio acquired in the Waterford transaction which are covered by an FDIC loss-sharing agreement that guarantees 80% of any losses incurred in the portfolio. The second factor is the leasing portfolio, which carries significantly higher risk, but also has the remaining mark to consider as depicted in the table above. The following table depicts the allowance and non-performing ratios by segregating the covered and non-covered loan portfolios and the leasing portfolio as of the following dates:

	March 31, 2012
	($ in thousands)

	Balance	Allowance for loan and lease losses	Non- performing loans and leases	Allowance for loan and lease losses/Total loans and leases	Non- performing loans and leases/ Total loans and leases	Allowance for loan and lease losses/Non- performing loans and leases
Non-covered loans	$549,705	$10,067	$9,627	1.83%	1.75%	104.57%
Covered loans	25,483	140	2,464	0.55%	9.67%	5.68%
Leases	4,512	583	950	12.92%	21.05%	61.37%

Total	$579,700	$10,790	$13,041	1.86%	2.25%	82.74%

	December 31, 2011
	($ in thousands)

	Balance	Allowance for loan and lease losses	Non- performing loans and leases	Allowance for loan and lease losses/Total loans and leases	Non- performing loans and leases/ Total loans and leases	Allowance for loan and lease losses/Non- performing loans and leases
Non-covered loans	$550,955	$10,400	$11,488	1.89%	2.09%	90.53%
Covered loans	26,429	101	2,528	0.38%	9.57%	4.00%
Leases	6,021	994	1,160	16.51%	19.27%	85.69%

Total	$583,405	$11,495	$15,176	1.97%	2.60%	75.74%

Investing Activities

Total securities were $112.5 million at March 31, 2012, reflecting an $8.7 million, or 8.4%, increase from $103.8 million at December 31, 2011. The increase in securities balances is a result of deposit growth out-pacing loan growth in the first quarter of 2012. Management utilized some of the excess funds raised to purchase investment securities. Compared with December 31, 2011, as of March 31, 2012, the Company added $10.0 million in U.S. Treasury and other U.S. government-sponsored agency bonds, while tax-advantaged municipal bonds decreased $0.3 million, and U.S. government-sponsored mortgage-backed securities decreased $1.0 million. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks, increased from $3.2 million at December 31, 2011 to $31.9 million at March 31, 2012. $23.6 million of the deposit growth in the first quarter is attributable to increases in municipal deposits. As most of that municipal deposit growth is likely seasonal due to inflows from tax receipts, management decided to keep the funds invested short-term. Securities and interest-bearing deposits at correspondent banks made up 18.4% of the Bank’s total average interest earning assets in the first quarter of 2012, the same as in the fourth quarter of 2011.

The Company’s highest concentration in its securities portfolio is in U.S. Treasury and other U.S. government-sponsored agency bonds at 35.8% of the portfolio at March 31, 2012, compared with 29.2% of the portfolio at December 31, 2011. Tax-advantaged municipal bonds comprised 31.9% of the total portfolio at March 31, 2012, compared with 34.8% at December 31, 2011, while the concentration in government-sponsored mortgage-backed securities also declined from 36.0% at December 31, 2011 to 32.4% at March 31, 2012.

The credit quality of the securities portfolio as a whole is believed to be strong as the portfolio is in an overall unrealized net gain position, with no individual securities in a significant unrealized loss position. While interest rates remain near historic lows, the net unrealized gain position of the investment portfolio decreased slightly from $4.1 million at December 31, 2011 to $3.9 million at March 31, 2012.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. Available-for-sale securities with a total fair value of $84.7 million and $76.7 million at March 31, 2012 and December 31, 2011, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at March 31, 2012 were $649.7 million, reflecting a $33.5 million, or 5.4%, increase from December 31, 2011. $23.6 million of the growth occurred in municipal deposits. There is typically a seasonal spike in municipal deposits in the first quarter of the year due to tax receipt inflows at the municipalities. The municipal deposit growth was across various deposit categories: demand ($2.1 million), NOW ($7.6 million), regular savings ($4.5 million), and muni-vest savings ($9.4 million). Total demand deposits at March 31, 2012 were $114.4 million, reflecting a $3.6 million or 3.1% decrease from December 31, 2011. Demand deposit balances fluctuate day-to-day based on the high volume of transactions normally associated with the demand product, and therefore average demand deposit growth is a better measure of sustained growth. Average demand deposits of $114.8 million during the three month period ended March 31, 2012 were 0.5% lower than the fourth quarter of 2011, but 12.8% higher than the prior year’s first quarter. Most of the Company’s growth in the past year in demand deposits has come from commercial customers.

The Company’s retail deposit growth vehicle continues to be the complementary Better Checking and Better Savings products, which are included in the NOW and regular savings deposit categories on the Company’s balance sheet, respectively. The Better Checking product is unique in the Bank’s Western New York footprint as it pays a premium interest rate as a reward to customers who demonstrate a deep relationship with the Bank as evidenced by regular use of their debit card, use of direct deposit, and electronic statements. Overall, Better Checking deposits increased $4.0 million for the first three months of the year. Regular savings deposits increased $20.2 million, or 6.4%, in the first quarter of 2012. That growth is mostly a result of an increase in Better Savings deposits, offset by decreases in legacy savings products.

Time deposits were $109.6 million at March 31, 2012, a decrease of $3.9 million, or 3.4%, from $113.5 million at December 31, 2011. While some long-term rates have risen recently, time deposit rates remain near historic lows. As a result, customers have continued to show a preference for liquid savings products over time deposits.

Other borrowings, which typically include the Bank’s overnight line of credit and other advances with the FHLBNY, were $22.0 million at March 31, 2012, the same as at December 31, 2011. Because the Company’s deposit growth has outpaced its loan growth this year, the Bank has not needed to add to its wholesale borrowings.

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

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$568,863	$7,508	5.28%	$518,246	$7,152	5.52%
Taxable securities	70,928	545	3.07%	57,442	486	3.38%
Tax-exempt securities	34,411	306	3.56%	38,536	371	3.85%
Interest bearing deposits at banks	23,271	9	0.15%	8,456	4	0.19%

Total interest-earning assets	697,473	$8,368	4.80%	622,680	$8,013	5.15%

Non interest-earning assets:

Cash and due from banks	11,470			15,388
Premises and equipment, net	10,417			10,760
Other assets	36,720			36,000

Total Assets	$756,080			$684,828

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$55,116	$139	1.01%	$38,469	$106	1.10%
Regular savings	326,090	564	0.69%	256,158	410	0.64%
Muni-Vest savings	22,076	21	0.38%	24,616	29	0.47%
Time deposits	112,079	518	1.85%	143,177	875	2.44%
Other borrowed funds	22,000	181	3.29%	27,129	211	3.11%
Junior subordinated debentures	11,330	87	3.07%	11,330	81	2.86%
Securities sold U/A to repurchase	9,182	6	0.26%	6,387	4	0.25%

Total interest-bearing liabilities	557,873	$1,516	1.09%	507,266	$1,716	1.35%

Noninterest-bearing liabilities:
Demand deposits	114,783			101,798
Other	13,418			11,737

Total liabilities	$686,074			$620,801
Stockholders’ equity	70,006			64,027

Total Liabilities and Equity	$756,080			$684,828

Net interest earnings		$6,852			$6,297

Net interest margin			3.93%			4.05%

Interest rate spread			3.71%			3.80%

Net Income

Net income grew to $2.4 million in the first quarter of 2012, up 27% from net income of $1.9 million in the first quarter of 2011. The improvement in net income reflected a combination of higher net interest income and a release of provision for loan and lease losses in the first quarter of 2012. Growth in net-interest income resulted from growing interest earning assets and a $0.7 million year-over-year reduction in the provision for loan and lease losses was mostly due to the declining balance and improving credit quality trends in the leasing portfolio. Return on average equity was 13.59% for the first quarter of 2012, compared with 11.71% in the first quarter of 2011.

Other Results of Operations

Net interest income was $6.9 million for the 2012 first quarter, up 8.8% when compared with the first quarter of 2011, and flat when compared to the fourth quarter of 2011. Growth in net interest-earning assets drove the increase from the first quarter of 2011 and offset the net interest margin contraction relative to the same period. The linked fourth quarter contained a $0.2 million in interest income from the recovery of a previously marked down commercial loan acquired as part of the Waterford transaction in 2009. Excluding this recovery, net interest income increased $0.1 million, or 2.2%, from the prior year’s fourth quarter.

Although the Bank experienced net interest margin compression throughout 2011 due to declining interest rates, net interest margin remained relatively strong at 3.93% for the first quarter of 2012, flat when compared to the linked fourth quarter of 3.92% (after adjusting for the one-time interest income adjustment) and down from 4.05% at March 31, 2011. As the low interest rate cycle continues, the Company’s loan and investment portfolios re-price into lower yields as evidenced by a decrease in yield on interest-earning assets of 35 basis points from the first quarter 2011. The Company benefited from re-pricing its interest-bearing liabilities much earlier in the interest rate cycle, and these rates have fallen less than interest-earning assets in the past year. Correspondingly, the cost of interest-bearing liabilities for the Company declined 26 basis points in the first quarter of 2012 from the first quarter of 2011. Additionally, the Company has been successful in attracting new customers, with most of that success coming in the premium-rate Better Checking and Better Savings products. While these products have put some short-term pressure on the net interest margin, the Company expects to benefit in the long term from the deeper relationships that these products provide.

The provision for loan and lease losses decreased to a benefit of $(0.2) million in the first quarter of 2012 from $0.5 million in the first quarter of 2011. The provision benefitted from the release of $(0.4) million related to the continued improvement in the leasing portfolio’s performance as charge-offs and non-accruing leases declined during the quarter. This benefit was partially offset by the charge-off of a $0.2 million commercial loan not previously identified as impaired. Given the slight decline in loan balances during the quarter, there was no provision for loan growth.

Non-interest income, which represented 32.4% of total revenue in the first quarter of 2012, declined 5.0%, or $0.2 million, to $3.3 million when compared with the first quarter of 2011 reflecting lower insurance agency revenue and a reduction in data center income. Data center income, which declined $0.1 million from the prior year’s first quarter, is from the Bank’s wholly-owned subsidiary, Suchak Data Systems, LLC (“SDS”). SDS is a data processing company which was acquired by the Bank on December 31, 2008. The original contracted revenue generated by service agreements with other banks is expiring as expected. The Company is focusing on the original purpose for the purchase of SDS, which was to provide resources for its own internal bank processing needs. Insurance agency revenue of $1.9 million was down $0.1 million, or 6.9%, when compared with the 2011 first quarter due mostly to a decrease in profit sharing revenue from the insurance carriers. The lower profit sharing is driven by higher loss ratios related to lower premium levels.

Total non-interest expense was $6.9 million in the first quarter of 2012, an increase of $0.3 million, or 4.6%, from $6.6 million in the first quarter of 2011. The largest component of the increase was salaries and employee benefits, which increased $0.3 million, or 7.9%, to $4.2 million in the first quarter of 2012 compared with the prior-year first quarter. This rise reflected merit increases awarded for 2011 performance, increased health care costs, and increased staff, including commercial loan officers. These increases were partially offset by lower occupancy costs mostly related to fully depreciated assets lowering depreciation expense and a reduction in FDIC insurance expense due to changes in the premium calculation adopted in the second quarter of 2011 by the FDIC.

As a result of the increase in non-interest expense and the decrease in non-interest income, the efficiency ratio increased to 67.10% for the first quarter of 2012, from 66.36% for the first quarter of 2011.

Income tax expense for the quarter ended March 31, 2012 was $1.1 million, representing an effective tax rate of 31.7%, compared with an effective tax rate of 29.6% in the first quarter of 2011. The effective tax rate increased because taxable income increased significantly while tax-exempt income was relatively flat.

CAPITAL

The Company consistently maintains regulatory capital ratios measurably above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 9.74% at March 31, 2012 and 9.71% at December 31, 2011. Book value per share of the Company’s common stock was $17.06 at March 31, 2012, compared with $16.72 at December 31, 2011. Tangible book value per share at March 31, 2012 was $14.96, compared with $14.60 at December 31, 2011. The increase in both book value and tangible book value per share is a result of the Company’s $2.4 million in net income, somewhat offset by the dividend declared in the first quarter of 2012.

On February 21, 2012, the Company declared a semi-annual cash dividend of $0.22 per share on the Company’s outstanding common stock. The dividend was paid on April 10, 2012 to shareholders of record as of March 20, 2012. The dividend was a 10% increase from the previous semi-annual dividend of $0.20 paid on October 4, 2011.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates. Advances of up to $124.3 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network. The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source. The Company has accessed the capital markets as recently as May 2010 when it raised $13.4 million in net proceeds in connection with its registered offering and sale of 1.2 million shares of common stock.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At March 31, 2012, approximately 18.0% of the Bank’s securities had contractual maturity dates of one year or less and approximately 35.2% had maturity dates of five years or less.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. At March 31, 2012, in the Company’s internal stress test, the Company had net short-term liquidity of $88.0 million as compared with $82.6 million at December 31, 2011. Available assets of $148.1 million, divided by public and purchased funds of $133.0 million, resulted in a long-term liquidity ratio of 111% at March 31, 2012, compared with 99% at December 31, 2011.

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

The following table demonstrates the possible impact of changes in interest rates on the Bank’s net interest income over a 12-month period of time:

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated increase in projected annual net interest income
	(in thousands)

	March 31, 2012	December 31, 2011
Changes in interest rates

+200 basis points	$1,641	$1,126
+100 basis points	1,750	1,452

-100 basis points	N/A	NM
-200 basis points	N/A	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of March 31, 2012 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Evans Bancorp, Inc.

DATE May 4, 2012	/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE May 4, 2012	/s/ Gary A. Kajtoch
Gary A. Kajtoch
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Name	Page No.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	45

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	46

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	47

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	48

101	The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – March 31, 2012 and December 31, 2011; (ii) Unaudited Consolidated Statements of Income – Three months ended March 31, 2012 and 2011; (iii) Unaudited Statements of Consolidated Comprehensive Income – Three months ended March 31, 2012 and 2011; (iv) Unaudited Consolidated Statements of Stockholder’s Equity – Three months ended March 31, 2012 and 2011; (v) Unaudited Consolidated Statements of Cash Flows – Three months ended March 31, 2012 and 2011; and (vi) Notes to Unaudited Consolidated Financial Statements.**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.