Form 10-Q
period 2012-06-30
EVANS BANCORP INC
filed 2012-08-03
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2012

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

Common Stock, $.50 par value: 4,153,332 shares as of July 31, 2012

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$12,540	$11,486
Interest-bearing deposits at banks	31,445	3,192
Securities:
Available for sale, at fair value (cost: $89,125 at June 30, 2012; $95,848 at December 31, 2011)	93,094	99,981
Held to maturity, at amortized cost (fair value: $3,730 at June 30, 2012; $3,811 at December 31, 2011)	3,708	3,802
Federal Home Loan Bank common stock, at amortized cost	1,804	1,830
Federal Reserve Bank common stock, at amortized cost	1,434	1,425
Loans and leases, net of allowance for loan and lease losses of $10,658 at June 30, 2012 and $11,495 at December 31, 2011	587,265	571,910
Properties and equipment, net of depreciation of $13,687 at June 30, 2012 and $13,145 at December 31, 2011	10,497	10,477
Goodwill	8,101	8,101
Intangible assets	468	678
Bank-owned life insurance	15,095	14,843
Other assets	12,671	13,177

TOTAL ASSETS	$778,122	$740,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$116,231	$118,037
NOW	63,535	50,761
Regular savings	342,992	313,777
Muni-vest	22,883	20,161
Time	108,279	113,467

Total deposits	653,920	616,203

Securities sold under agreement to repurchase	9,855	9,010
Other borrowings	19,000	22,000
Other liabilities	11,736	13,371
Junior subordinated debentures	11,330	11,330

Total liabilities	705,841	671,914

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:

Common stock, $.50 par value, 10,000,000 shares authorized; 4,153,332 and 4,125,272 shares issued at June 30, 2012 and December 31, 2011, respectively, and 4,153,332 and 4,124,892 shares outstanding, at June 30, 2012 and December 31, 2011, respectively	2,077	2,063
Capital surplus	41,611	41,275
Retained earnings	28,269	25,304
Accumulated other comprehensive gain, net of tax	324	346

Total stockholders’ equity	72,281	68,988

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$778,122	$740,902

See Notes to Unaudited Consolidated Financial Statements

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2012	2011
INTEREST INCOME
Loans and leases	$7,521	$7,081
Interest bearing deposits at banks	15	7
Securities:
Taxable	457	538
Non-taxable	296	389

Total interest income	8,289	8,015
INTEREST EXPENSE
Deposits	1,146	1,461
Other borrowings	177	185
Junior subordinated debentures	85	82

Total interest expense	1,408	1,728
NET INTEREST INCOME	6,881	6,287
PROVISION FOR LOAN AND LEASE LOSSES	301	1,009

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	6,580	5,278
NON-INTEREST INCOME
Bank charges	437	416
Insurance service and fees	1,643	1,601
Data center income	119	192
Gain on loans sold	75	20
Bank-owned life insurance	134	110
Other	630	586

Total non-interest income	3,038	2,925
NON-INTEREST EXPENSE
Salaries and employee benefits	4,229	3,912
Occupancy	645	816
Repairs and maintenance	177	155
Advertising and public relations	336	247
Professional services	567	407
Technology and communications	269	220
Amortization of intangibles	106	126
FDIC insurance	139	135
Other	855	744

Total non-interest expense	7,323	6,762

INCOME BEFORE INCOME TAXES	2,295	1,441
INCOME TAX PROVISION	800	469

NET INCOME	$1,495	$972

Net income per common share-basic	$0.36	$0.24

Net income per common share-diluted	$0.36	$0.24

Cash dividends per common share	$0.00	$0.00

Weighted average number of common shares outstanding	4,139,805	4,100,201

Weighted average number of diluted shares outstanding	4,156,868	4,106,371

See Notes to Unaudited Consolidated Financial Statements

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2012	2011
INTEREST INCOME
Loans and leases	$15,029	$14,233
Interest bearing deposits at banks	24	11
Securities:
Taxable	1,002	1,024
Non-taxable	603	760

Total interest income	16,658	16,028
INTEREST EXPENSE
Deposits	2,388	2,882
Other borrowings	364	400
Junior subordinated debentures	173	163

Total interest expense	2,925	3,445
NET INTEREST INCOME	13,733	12,583
PROVISION FOR LOAN AND LEASE LOSSES	52	1,497

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	13,681	11,086
NON-INTEREST INCOME
Bank charges	873	802
Insurance service and fees	3,589	3,690
Data center income	244	431
Gain on loans sold	128	72
Bank-owned life insurance	252	213
Other	1,241	1,178

Total non-interest income	6,327	6,386
NON-INTEREST EXPENSE
Salaries and employee benefits	8,443	7,816
Occupancy	1,330	1,593
Repairs and maintenance	346	314
Advertising and public relations	481	377
Professional services	1,106	809
Technology and communications	517	454
Amortization of intangibles	210	256
FDIC Insurance	274	364
Other	1,525	1,383

Total non-interest expense	14,232	13,366

INCOME BEFORE INCOME TAXES	5,776	4,106
INCOME TAX PROVISION	1,902	1,259

NET INCOME	$3,874	$2,847

Net income per common share-basic	$0.94	$0.70

Net income per common share-diluted	$0.94	$0.69

Cash dividends per common share	$0.22	$0.20

Weighted average number of common shares outstanding	4,133,230	4,092,896

Weighted average number of diluted shares outstanding	4,142,209	4,100,635

See Notes to Unaudited Consolidated Financial Statements

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2012	2011
NET INCOME	$1,495	$972

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities	14	741
Defined benefit pension plans:
Amortization of prior service cost	13	13
Amortization of actuarial loss	26	6

Total	39	19

OTHER COMPREHENSIVE INCOME, NET OF TAX	53	760

COMPREHENSIVE INCOME	1,548	1,732

See Notes to Unaudited Consolidated Financial Statements

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2012	2011
NET INCOME	$3,874	$2,847

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities	(101)	865
Defined benefit pension plans:
Amortization of prior service cost	27	27
Amortization of actuarial loss	52	12

Total	79	39

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(22)	904

COMPREHENSIVE INCOME	3,852	3,751

See Notes to Unaudited Consolidated Financial Statements

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(in thousands, except share and per share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2010	$2,041	$40,660	$20,836	($473)	$63,064
Net Income			2,847		2,847
Other comprehensive income				904	904
Cash dividends ($0.20 per common share)			(816)		(816)
Stock options expense		127			127
Excess tax benefit from stock-based compensation		9			9
Issued 12,260 restricted shares	6	(6)			—
Issued 7,784 shares under ESPP	4	87			91
Issued 6,172 shares in DRIP	3	84			87

Balance, June 30, 2011	$2,054	$40,961	$22,867	$431	$66,313

Balance, December 31, 2011	$2,063	$41,275	$25,304	$346	$68,988
Net Income			3,874		3,874
Other comprehensive loss				(22)	(22)
Cash dividends ($0.22 per common share)			(909)		(909)
Stock options expense		151			151
Issued 11,493 restricted shares	6	(6)			—
Issued 10,267 shares under ESPP	5	99			104
Issued 6,680 shares in DRIP	3	92			95

Balance, June 30, 2012	$2,077	$41,611	$28,269	$324	$72,281

See Notes to Unaudited Consolidated Financial Statements

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(in thousands)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Interest received	$16,526	$15,833
Fees received	5,802	6,327
Interest paid	(2,968)	(3,493)
Cash paid to employees and vendors	(13,137)	(12,007)
Cash contributed to pension plan	(310)	—
Income taxes paid	(2,274)	(1,712)
Proceeds from sale of loans held for resale	11,268	13,116
Originations of loans held for resale	(8,575)	(15,590)

Net cash provided by operating activities	6,332	2,474

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(23,936)	(10,290)
Proceeds from maturities, calls, and payments	30,741	7,470
Held to maturity securities:
Purchases	(638)	(435)
Proceeds from maturities, calls, and payments	732	91
Additions to properties and equipment	(563)	(176)
Net increase in loans	(18,214)	(13,609)

Net cash used in investing activities	(11,878)	(16,949)

FINANCING ACTIVITIES:
Repayments of borrowings	(2,155)	(13,304)
Net increase in deposits	37,718	42,310
Dividends paid	(909)	(816)
Issuance of common stock	199	178

Net cash provided by financing activities	34,853	28,368

Net increase in cash and equivalents	29,307	13,893

CASH AND CASH EQUIVALENTS:
Beginning of period	14,678	13,722

End of period	$43,985	$27,615

	(continued)

(in thousands)	Six Months Ended June 30,
	2012	2011
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income	$3,874	$2,847

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	636	662
Deferred tax expense	398	109
Provision for loan and lease losses	52	1,497
Premium on loans sold	(128)	(72)
Stock options expense	151	127
Proceeds from sale of loans held for resale	11,268	13,116
Originations of loans held for resale	(8,575)	(15,590)
Cash contributed to pension plan	(310)	—
Changes in assets and liabilities affecting cash flow:
Other assets	213	536
Other liabilities	(1,247)	(758)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$6,332	$2,474

See Notes to Unaudited Consolidated Financial Statements

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of filing.

2. SECURITIES

The amortized cost of securities and their approximate fair value at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	(in thousands)
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available for Sale:
Debt securities:
U.S. government agencies	$24,061	$1,246	$—	$25,307
States and political subdivisions	30,407	1,495	(43)	31,859

Total debt securities	$54,468	$2,741	($43)	$57,166
Mortgage-backed securities:
FNMA	$18,210	$807	$—	$19,017
FHLMC	5,621	222	—	5,843
GNMA	8,885	223	(10)	9,098
CMO	1,941	29	—	1,970

Total mortgage-backed securities	$34,657	$1,281	($10)	$35,928

Total securities designated as available for sale	$89,125	$4,022	($53)	$93,094
Held to Maturity:
Debt securities
States and political subdivisions	3,708	31	(9)	3,730

Total securities designated as held to maturity	$3,708	$31	($9)	$3,730

Total securities	$92,833	$4,053	($62)	$96,824

	December 31, 2011
	(in thousands)
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available for Sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$29,002	$1,250	$—	$30,252
States and political subdivisions	30,632	1,698	(4)	32,326

Total debt securities	$59,634	$2,948	($4)	$62,578
Mortgage-backed securities:
FNMA	$20,071	$647	—	$20,718
FHLMC	8,052	269	—	8,321
GNMA	5,895	248	—	6,143
CMO	2,196	25	—	2,221

Total mortgage-backed securities	$36,214	$1,189	—	$37,403

Total securities designated as available for sale	$95,848	$4,137	($4)	$99,981
Held to Maturity:
Debt securities
States and political subdivisions	3,802	24	(15)	3,811

Total securities designated as held to maturity	$3,802	$24	($15)	$3,811

Total securities	$99,650	$4,161	($19)	$103,792

Available for sale securities with a total fair value of $75.2 million and $76.7 million at June 30, 2012 and December 31, 2011, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY. The Company had a total of $19.0 million and $22.0 million in borrowed funds with FHLBNY at June 30, 2012 and December 31, 2011, respectively. The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements. As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY. The Bank held $1.8 million in FHLBNY stock as of June 30, 2012 and December 31, 2011, respectively, at amortized cost.

The scheduled maturities of debt and mortgage-backed securities at June 30, 2012 and December 31, 2011 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	June 30, 2012		December 31, 2011
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)		(in thousands)
Debt securities available for sale:
Due in one year or less	$2,121	$2,148	$2,426	$2,453
Due after one year through five years	16,299	17,013	18,454	19,231
Due after five years through ten years	26,644	27,774	24,995	26,238
Due after ten years	9,404	10,231	13,759	14,656

	54,468	57,166	59,634	62,578
Mortgage-backed securities available for sale	34,657	35,928	36,214	37,403

Total available for sale securities	$89,125	$93,094	$95,848	$99,981

Debt securities held to maturity:
Due in one year or less	$2,581	$2,573	$2,656	$2,644
Due after one year through five years	534	547	518	529
Due after five years through ten years	35	37	40	42
Due after ten years	558	573	588	596

Total held to maturity securities	$3,708	$3,730	$3,802	$3,811

Information regarding unrealized losses within the Company’s available for sale securities at June 30, 2012 and December 31, 2011, is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	June 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	4,326	(39)	303	(4)	4,629	(43)

Total debt securities	$4,326	($39)	$303	($4)	$4,629	($43)

Mortgage-backed securities:
FNMA	$—	$—	$—	$—	$—	$—
FHLMC	—	—	—	—	—	—
GNMA	2,160	(10)	—	—	2,160	(10)
CMO’S	—	—	—	—	—	—

Total mortgage-backed securities	$2,160	($10)	$—	$—	$2,160	($10)

Held To Maturity:
Debt securities:
States and political subdivisions	$2,174	($9)	$0	$0	$2,174	($9)

Total temporarily impaired securities	$8,660	($58)	$303	($4)	$8,963	($62)

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	401	(1)	304	(3)	705	(4)

Total debt securities	$401	($1)	$304	($3)	$705	($4)

Mortgage-backed securities:
FNMA	$—	$—	$—	$—	$—	$—
FHLMC	—	—	—	—	—	—
GNMA	—	—	—	—	—	—
CMO’S	—	—	—	—	—	—

Total mortgage-backed securities	$—	$—	$—	$—	$—	$—

Held To Maturity:
Debt securities:
States and political subdivisions	$2,239	($12)	$1,006	($3)	$3,245	($15)

Total temporarily impaired securities	$2,640	($13)	$1,310	($6)	$3,950	($19)

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase. The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities. Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase. The Company did not own any out-of-state municipal bonds at June 30, 2012 or December 31, 2011. Bonds rated below A are reviewed periodically to ensure their continued credit worthiness. While purchase of non-rated municipal securities is permitted under the Company’s investment policy, such purchases are limited to bonds issued by municipalities in the Company’s general market area. Those municipalities are typically customers of the Bank whose financial situation is familiar to management. The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

Although concerns have been raised in the marketplace recently about the health of municipal bonds, the Company has not experienced any significant credit troubles in this portfolio and does not believe any credit troubles are imminent. Aside from the non-rated municipal securities to local municipalities discussed above that are considered held-to-maturity, all of the Company’s available-for-sale municipal bonds are investment-grade government obligation (“G.O.”) bonds. G.O. bonds are generally considered safer than revenue bonds because they are backed by the full faith and credit of the government while revenue bonds rely on the revenue produced by a particular project. All of the Company’s municipal bonds are issued by municipalities in New York State. To the Company’s knowledge, there has never been a default of a NY G.O. in the history of the state. The Company believes that its risk of loss on default of a G.O. municipal bond for the Company is relatively low. However, historical performance does not guarantee future performance.

Management has assessed the securities available for sale in an unrealized loss position at June 30, 2012 and December 31, 2011 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment charges in 2012 or 2011, with the gross unrealized losses at an immaterial level, amounting to less than 0.1% of the total fair value of the securities portfolio at June 30, 2012 and December 31, 2011. Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future. The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
June 30, 2012
Securities available-for-sale:
U.S. government agencies	$—	$25,307	$—	$25,307
States and political subdivisions	—	31,859	—	31,859
Mortgage-backed securities	—	35,928	—	35,928
Mortgage servicing rights	—	—	448	448

December 31, 2011
Securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$—	$30,252	$—	$30,252
States and political subdivisions	—	32,326	—	32,326
Mortgage-backed securities	—	37,403	—	37,403
Mortgage servicing rights	—	—	407	407

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three and six month periods ended June 30, 2012 and 2011, respectively:

	Three months ended June 30,
	2012	2011
Beginning balance, March 31	$454	$435
Losses included in earnings	(47)	(41)
Additions from loan sales	41	48

Ending balance, June 30	$448	$442

	Six months ended June 30,
	2012	2011
Beginning balance, December 31	$407	$388
Losses included in earnings	(54)	(36)
Additions from loan sales	95	90

Ending balance, June 30	$448	$442

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	6/30/2012	6/30/2011
Servicing fees	0.25%	0.25%
Discount rate	10.08%	10.12%
Prepayment rate (CPR)	15.82%	13.07%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
June 30, 2012
Impaired loans	$—	$—	$10,076	$10,076

December 31, 2011
Impaired loans	$—	$—	$10,311	$10,311

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral. All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale. For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first. Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal. Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers. Impaired loans had a gross value of $11.4 million, with a valuation allowance of $1.3 million, at June 30, 2012, compared to a gross value for impaired loans of $11.9 million, with a valuation allowance of $1.6 million, at December 31, 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2012 and December 31, 2011, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$43,985	$43,985	$14,678	$14,678
Level 2:
Available for sale securities	93,094	93,094	99,981	99,981
FHLB and FRB stock	3,238	3,238	3,255	3,255
Level 3:
Held to maturity securities	3,708	3,730	3,802	3,811
Loans and leases, net	587,265	621,700	571,910	602,534
Mortgage servicing rights	448	448	407	407
Financial liabilities:
Level 1:
Demand deposits	$116,231	$116,231	$118,037	$118,037
NOW deposits	63,535	63,535	50,761	50,761
Regular savings deposits	342,992	342,992	313,777	313,777
Muni-vest deposits	22,883	22,883	20,161	20,161
Junior subordinated debentures	11,330	11,330	11,330	11,330
Commitments to extend credit	64	64	161	161
Securities sold under agreement to repurchase	9,855	9,855	9,010	9,010
Level 2:
Other borrowed funds	19,000	19,751	22,000	22,988
Level 3:
Time deposits	108,279	111,558	113,467	116,666

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

Commitments to extend credit and standby letters of credit. As described in Note 8—“Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at June 30, 2012 and December 31, 2011. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities. The carrying value approximates the fair value.

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

4. LOANS, LEASES, AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

Loan and Lease Portfolio Composition

The following table presents selected information on the composition of the Company’s loan and lease portfolio as of the dates indicated:

	June 30, 2012	December 31, 2011
Mortgage loans on real estate:	(in thousands)
Residential Mortgages	$69,332	$73,579
Commercial and multi-family	323,456	306,683
Construction-Residential	2,535	2,392
Construction-Commercial	31,807	27,887
Home equities	55,445	54,673

Total real estate loans	482,575	465,214

Direct financing leases	3,355	6,021
Commercial and industrial loans	107,807	109,513
Consumer loans	1,551	1,677
Other	2,303	586
Net deferred loan origination costs	332	394

Total gross loans	597,923	583,405

Allowance for loan losses	(10,658)	(11,495)

Loans, net	$587,265	$571,910

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages. During the three and six month periods ended June 30, 2012, the Bank sold mortgages to FNMA totaling $4.9 million and $11.1 million, respectively as compared with $5.8 million and $13.1 million sold during the three and six month periods ended June 30, 2011, respectively. At June 30, 2012, the Bank had a loan servicing portfolio principal balance of $68.4 million upon which it earns servicing fees, as compared with $62.4 million at December 31, 2011. The value of the mortgage servicing rights for that portfolio was $0.4 million at June 30, 2012 and $0.4 million at December 31, 2011. Residential mortgage loans held-for-sale were $1.0 million at June 30, 2012, compared with $3.6 million at December 31, 2011. The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Disclosures related to the basis for accounting for loans and leases, the method for recognizing interest income on loans and leases, the policy for placing loans and leases on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan and lease losses, the policy for charging off loans and leases, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2011. Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2011 are consistent with those utilized in the six months ended June 30, 2012.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans and leases for the dates specified:

June 30, 2012
(in thousands)
Corporate Credit Exposure—By Credit Rating	Commercial Real Estate Construction	Commercial Real Estate Other	Total Commercial Real Estate	Commercial and Industrial
3	$27,328	$278,067	$305,395	$79,307
4	2,825	35,953	38,778	19,362
5	843	1,858	2,701	4,415
6	811	3,766	4,577	3,362
7	—	3,812	3,812	1,361

Total	$31,807	$323,456	$355,263	$107,807

December 31, 2011
(in thousands)
Corporate Credit Exposure—By Credit Rating	Commercial Real Estate Construction	Commercial Real Estate Other	Total Commercial Real Estate	Commercial and Industrial
3	$21,607	$250,575	$272,182	$77,017
4	4,421	45,505	49,926	21,448
5	362	1,758	2,120	5,939
6	1,497	8,845	10,342	4,761
7	—	—	—	348

Total	$27,887	$306,683	$334,570	$109,513

Past Due Loans and Leases

The following tables provide an analysis of the age of the recorded investment in loans and leases that are past due as of the dates indicated:

June 30, 2012
(in thousands)
	30-59 days	60-89 days	90+ days	Total Past Due	Current Balance	Total Balance	90+ Days Accruing	Non-accruing Loans and Leases
Commercial and industrial	$254	$1,069	$805	$2,128	$105,679	$107,807	$2	$1,895
Residential real estate:
Residential	—	269	1,183	1,452	67,880	69,332	241	985
Construction	—	—	—	—	2,535	2,535	—	—
Commercial real estate:
Commercial	—	—	2,136	2,136	321,320	323,456	151	5,504
Construction	—	—	811	811	30,996	31,807	—	811
Home equities	154	104	773	1,031	54,414	55,445	16	907
Direct financing leases	33	14	250	297	3,058	3,355	—	430
Consumer	1	4	37	42	1,509	1,551	—	66
Other	—	—	—	—	2,635	2,635	—	—

Total Loans	$442	$1,460	$5,995	$7,897	$590,026	$597,923	$410	$10,598

December 31, 2011
(in thousands)
	30-59 days	60-89 days	90+ days	Total Past Due	Current Balance	Total Balance	90+ Days Accruing	Non-accruing Loans and Leases
Commercial and industrial	$279	$94	$1,702	$2,075	$107,438	$109,513	$—	$2,180
Residential real estate:
Residential	735	55	1,062	1,852	71,727	73,579	73	1,048
Construction	—	—	167	167	2,225	2,392	—	167
Commercial real estate:
Commercial	3,086	64	2,686	5,836	300,847	306,683	59	6,858
Construction	—	—	2,609	2,609	25,278	27,887	1,167	1,442
Home equities	481	110	683	1,274	53,399	54,673	—	946
Direct financing leases	327	26	754	1,107	4,914	6,021	—	1,160
Consumer	56	5	4	65	1,612	1,677	—	76
Other	—	—	—	—	980	980	—	—

Total Loans	$4,964	$354	$9,667	$14,985	$568,420	$583,405	$1,299	$13,877

Allowance for loan and lease losses

The following tables present the activity in the allowance for loan and lease losses according to portfolio segment, for the six month period ended June 30, 2012 and June 30, 2011:

June 30, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer ^	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$4,085	$4,670	$36	$793	$768	$994	$149	$11,495
Charge-offs	(424)	(546)	(10)	0	(13)	0	0	(993)
Recoveries	70	15	13	—	6	—	—	104
Provision	$485	$238	$9	($95)	$42	($627)	$0	52

Ending balance	$4,216	$4,377	$48	$698	$803	$367	$149	$10,658

Allowance for loan and lease losses:
Individually evaluated for impairment	$851	$252	$16	$0	$102	$95	$0	$1,316
Collectively evaluated for impairment	3,365	4,125	32	698	701	272	149	9,342
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total	$4,216	$4,377	$48	$698	$803	$367	$149	$10,658

Loans and leases:
Ending balance:
Individually evaluated for impairment	$1,916	$6,860	$36	$985	$1,234	$331	$0	$11,362
Collectively evaluated for impairment	105,891	348,403	3,788	70,882	54,211	3,024	0	586,199
Loans acquired with deteriorated credit quality	—	—	30	—	—	—	—	30

Total	$107,807	$355,263	$3,854	$71,867	$55,445	$3,355	$—	$597,591

*	Includes construction loans
^	Includes other loans

Note: Loan and lease balances do not include $332 thousand in net deferred loan and lease origination costs as of June 30, 2012.

June 30, 2011
(in thousands)	Commercial	Commercial Real Estate Mortgages*	Consumer ^	Residential Mortgages*	HELOC	Finance Leases	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$3,435	$4,252	$29	$548	$540	$1,471	$149	$10,424
Charge-offs	(1,124)	($142)	($11)	—	—	—	—	(1,277)
Recoveries	16	—	6	—	1	—	—	23
Provision	$1,244	$184	$20	$30	$19	$0	$0	1,497

Ending balance	$3,571	$4,294	$44	$578	$560	$1,471	$149	$10,667

Allowance for loan and lease losses:
Individually evaluated for impairment	$209	$721	$12	$0	$0	$41	$0	$983
Collectively evaluated for impairment	3,362	$3,573	$32	578	560	1,430	149	9,684
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total	$3,571	$4,294	$44	$578	$560	$1,471	$149	$10,667

Loans and leases:
Ending balance:
Individually evaluated for impairment	$1,390	$8,132	$58	$0	$0	$271	$0	$9,851
Collectively evaluated for impairment	99,967	$295,820	$2,544	69,833	54,385	9,686	—	532,235
Loans acquired with deteriorated credit quality	—	—	79	—	—	—	—	79

Total	$101,357	$303,952	$2,681	$69,833	$54,385	$9,957	$—	$542,165

*	Includes construction loans
^	Includes other loans

Note: Loan and lease balances do not include $329 thousand in net deferred loan and lease origination costs as of June 30, 2011.

The following tables present the activity in the allowance for loan and lease losses according to portfolio segment, for the three month period ended June 30, 2012 and June 30, 2011:

June 30, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages	Consumer	Residential Mortgages	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$3,946	$4,565	$43	$719	$785	$583	$149	$10,790
Charge-offs	(15)	(487)	(7)	0	0	0	0	(509)
Recoveries	52	15	9	—	—	—	—	76
Provision	233	284	3	(21)	18	(216)	0	301

Ending balance	$4,216	$4,377	$48	$698	$803	$367	$149	$10,658

June 30, 2011
(in thousands)	Commercial	Commercial Real Estate Mortgages	Consumer	Residential Mortgages	HELOC	Finance Leases	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$3,330	$4,384	$37	$564	$547	$1,471	$149	$10,482
Charge-offs	(691)	($142)	($7)	—	—	—	—	(840)
Recoveries	13	—	3	—	—	—	—	16
Provision	919	52	11	14	13	0	0	1,009

Ending balance	$3,571	$4,294	$44	$578	$560	$1,471	$149	$10,667

In the first quarter of 2012, the Company changed its methodology for reserving for non-accruing residential mortgages and home equities in response to the Interagency Supervisory Guidance. Previously, estimated loss percentages were applied to pools of non-accruing residential mortgages and home equity loans. The Company now evaluates required loss reserves on an individual loan basis. This change resulted from the Company’s successful efforts to obtain more information about the financial status of borrowers and the fair value of loan collateral. The change from reserving for non-accruing residential mortgages and home equities on an individual basis versus a pooled approach resulted in a reduction of allowance for loan and lease losses of $0.1 million.

There were no other changes in the Company’s allowance for loan and lease loss methodology in the six month period ended June 30, 2012.

Impaired Loans and Leases

The following tables provide data, at the class level, of impaired loans and leases as of the dates indicated:

	At June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$252	$275	$0	$265	$18	$1
Residential real estate:
Residential	985	1,092	—	989	36	0
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	2,261	2,886	—	2,569	100	—
Construction	—	—	—	—	—	—
Home equities	1,028	1,059	—	1,029	16	5
Direct financing leases	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$4,526	$5,312	$—	$4,852	$170	$6

	At June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
With a related allowance recorded:
Commercial and industrial	$1,664	$1,728	$851	$1,689	$36	$0
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	3,788	3,929	241	3,797	98	—
Construction	811	867	11	814	13	—
Home equities	206	206	102	170	4	1
Direct financing leases	331	341	95	394	10	—
Consumer	66	138	16	68	5	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$6,866	$7,209	$1,316	$6,933	$166	$1

	At June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
Total
Commercial and industrial	$1,916	$2,003	$851	$1,954	$54	$1
Residential real estate:
Residential	985	1,092	—	989	36	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	6,049	6,815	241	6,366	198	—
Construction	811	867	11	814	13	—
Home equities	1,234	1,265	102	1,199	20	6
Direct financing leases	331	341	95	394	10	—
Consumer	66	138	16	68	5	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$11,392	$12,521	$1,316	$11,784	$336	$7

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$261	$270	$—	$371	$9	$7
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	2,723	2,916	—	2,503	215	44
Construction	1,442	1,497	—	1,355	48	3
Home equities	327	327	—	331	—	9
Direct financing leases	—	—	—	—	—	—
Consumer	32	95	—	79	7	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$4,785	$5,105	$—	$4,639	$279	$63

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
With a related allowance recorded:
Commercial and industrial	$1,969	$2,007	$405	$2,151	$58	$36
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	4,135	4,418	844	4,257	267	—
Construction	—	—	—	—	—	—
Home equities	170	170	31	170	4	2
Direct financing leases	847	907	350	1,214	60	1
Consumer	44	49	9	56	4	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$7,165	$7,551	$1,639	$7,848	$393	$39

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
Total
Commercial and industrial	$2,230	$2,277	$405	$2,522	$67	$43
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	6,858	7,334	844	6,760	482	44
Construction	1,442	1,497	—	1,355	48	3
Home equities	497	497	31	501	4	11
Direct financing leases	847	907	350	1,214	60	1
Consumer	76	144	9	135	11	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$11,950	$12,656	$1,639	$12,487	$672	$102

Non-performing loans and leases

The following table sets forth information regarding non-performing loans and leases as of the dates specified:

	June 30, 2012	December 31, 2011
	(in thousands)
Non-accruing loans and leases:
Commercial and industrial loans	$1,895	$2,180

Residential real estate:
Residential	985	1,048
Construction	—	167

Commercial real estate:
Commercial and multi-family	5,504	6,858
Construction	811	1,442

Home equities	907	946

Direct financing leases	430	1,160

Consumer loans	66	76

Other	—	—

Total non-accruing loans and leases	$10,598	$13,877

Accruing loans 90+ days past due	410	1,299

Total non-performing loans and leases	$11,008	$15,176

Total non-performing loans and leases to total assets	1.41%	2.05%
Total non-performing loans and leases to total loans and leases	1.84%	2.60%

Troubled debt restructurings

The Company had $7.9 million in loans and leases that were restructured in a troubled debt restructuring (“TDR”) at June 30, 2012, compared with $7.7 million at December 31, 2011. $6.8 million and $7.1 million of those balances were in non-accrual status at June 30, 2012 and December 31, 2011, respectively. Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months. Those loans and leases that are in accruing status have shown evidence of performance for at least six months as of June 30, 2012 and December 31, 2011. None of the restructurings were made under a government assistance program. Two commercial mortgages with a combined balance of $0.3 million and one residential mortgage with a balance of $44 thousand are covered under the Bank’s loss-sharing arrangement with the FDIC. These restructurings were allowed in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial difficulty. Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the three and six month periods ended June 30, 2012 and 2011. The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. This reserve methodology is used because all TDR loans are considered impaired. As of June 30, 2012, there were no commitments to lend additional funds to debtors owing loans or leases whose terms have been modified in TDRs. The following tables summarize the loans and leases that were classified as troubled debt restructurings as of the dates indicated:

	June 30, 2012
		($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,609	$1,588	$21	$712

Residential real estate:
Residential	44	44	—	—
Construction	—	—	—	—

Commercial real estate:
Commercial and multi family	5,621	5,076	545	190
Construction	—	—	—	—

Home equities	327	—	327	—

Direct financing leases	331	138	193	95

Consumer loans	—	—	—	—
Other	—	—	—	—

Total troubled restructured loans and leases	$7,932	$6,846	$1,086	$997

	December 31, 2011
	($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,432	$1,362	$70	$64

Residential real estate:
Residential	—	—	—	—
Construction	—	—	—	—

Commercial real estate:
Commercial and multi family	5,258	5,258	—	708
Construction	—	—	—	—

Home equities	327	—	327	—

Direct financing leases	714	439	275	330

Consumer loans	—	—	—	—

Other	—	—	—	—

Total troubled restructured loans and leases	$7,731	$7,059	$672	$1,102

The following table shows the data for TDR activity for the three and six month periods ended June 30, 2012:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	($ in thousands)			($ in thousands)
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial and Industrial	—	—	—	2	$256	$256

Residential Real Estate:
Residential	1	44	44	1	44	44
Construction	—	—	—	—	—	—

Commercial Real Estate:
Commercial & Multi-Family	1	637	637	2	722	722
Construction	—	—	—	—	—	—

Home Equities	—	—	—	—	—	—

Direct financing leases	—	—	—	—	—	—

Consumer loans	—	—	—	—	—	—

Other	—	—	—	—	—	—

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan or lease is determined to be uncollectible, the loan or lease will be charged off. The following table presents loans and leases which were classified as TDR’s during the previous 12 months which have defaulted during the three and six month periods ended June 30, 2012:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and Industrial	—	—	4	$1,272
Residential Real Estate:
Residential	—	—	—	—
Construction	—	—	—	—
Commercial Real Estate:
Commercial and Multi-Family	—	—	6	4,289
Construction	—	—	—	—
Home Equities	—	—	—	—
Direct financing leases	—	—	—	—

Covered Loans and the Related Allowance

On July 24, 2009, the Bank entered into a definitive purchase and assumption agreement with the FDIC under which the Bank assumed approximately $51.0 million in liabilities, consisting almost entirely of deposits, and purchased substantially all of the assets of Waterford Village Bank. The loan portfolio acquired in the transaction was $42.0 million. The loans acquired in that acquisition are referred to as “covered” loans because they are “covered” by a loss sharing agreement with the FDIC. The agreement calls for the FDIC to reimburse the Bank for 80% of losses up to $5.6 million and 95% of losses beyond that threshold. At acquisition, the Company marked the covered loan portfolio to its market value and the allowance for loan and lease losses related to the covered loans was zero. Since acquisition, management has provisioned for any incremental increases in estimated credit losses due to deterioration in specific loans or increased risk factors on pools of loans. As a result of the FDIC guarantees, the provision for loan and lease losses and the allowance for loan and lease losses at June 30, 2012 and December 31, 2011 are presented net of FDIC guarantees related to covered loans. The following table depicts the allowance for loan and lease losses related to covered loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Covered loans	$23,408	$26,429

Incremental estimated credit losses since acquisition	578	506
FDIC guarantee	(462)	(405)

Allowance for loan and lease losses	$116	$101

5. PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. For the three and six month periods ended June 30, 2012 the Company had 17,063 and 8,979 dilutive shares, respectively. The Company had 6,170 and 7,739 dilutive shares for the three and six month periods ended June 30, 2011, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and six month periods ended June 30, 2012 there were approximately 162,414 and 167,994 shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive. There were 170,706 and 117,186 potentially anti-dilutive shares for the three and six month periods ended June 30, 2011.

6. OTHER COMPREHENSIVE INCOME

The following tables display the components of other comprehensive income (loss):

	Three months ended June 30, 2012
		Income Tax
	Before-Tax	(Provision)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gain on investment securities	$23	($9)	$14

Defined benefit pension plans:
Amortization of prior service cost	22	(9)	13
Amortization of actuarial loss	43	(17)	26

Total	65	(26)	39

Other Comprehensive Income	$88	($35)	$53

	Three months ended June 30, 2011
		Income Tax
	Before-Tax	(Provision)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gain on investment securities	$1,210	($469)	$741

Defined benefit pension plans:
Amortization of prior service cost	22	(9)	13
Amortization of actuarial loss	9	(3)	6

Total	31	(12)	19

Other Comprehensive Income	$1,241	($481)	$760

	Six months ended June 30, 2012
		Income Tax
	Before-Tax	(Provision)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized loss on investment securities	($165)	$64	($101)

Defined benefit pension plans:
Amortization of prior service cost	44	(17)	27
Amortization of actuarial loss	86	(34)	52

Total	130	(51)	79

Other Comprehensive Loss	($35)	$13	($22)

	Six months ended June 30, 2011
		Income Tax
	Before-Tax	(Provision)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gain on investment securities	$1,412	($547)	$865

Defined benefit pension plans:
Amortization of prior service cost	44	(17)	27
Amortization of actuarial loss	19	(7)	12

Total	63	(24)	39

Other Comprehensive Income	$1,475	($571)	$904

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$6,912	(31)	$6,881
Provision for loan and lease losses	301	—	301

Net interest income (expense) after provision for loan and lease losses	6,611	(31)	6,580
Non-interest income	1,395	—	1,395
Insurance service and fees	—	1,643	1,643
Non-interest expense	6,060	1,263	7,323

Income before income taxes	1,946	349	2,295
Income tax provision	661	139	800

Net income	$1,285	$210	$1,495

	Three Months Ended June 30, 2011
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$6,316	($29)	$6,287
Provision for loan and lease losses	1,009	—	1,009

Net interest income (expense) after provision for loan and lease losses	5,307	(29)	5,278
Non-interest income	1,324	—	1,324
Insurance service and fees	—	1,601	1,601
Non-interest expense	5,348	1,414	6,762

Income before income taxes	1,283	158	1,441
Income tax provision	408	61	469

Net income	$875	$97	$972

	Six Months Ended June 30, 2012
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$13,795	($62)	$13,733
Provision for loan and lease losses	52	—	52

Net interest income (expense) after provision for loan and lease losses	13,743	(62)	13,681
Non-interest income	2,738	—	2,738
Insurance service and fees	—	3,589	3,589
Non-interest expense	11,727	2,505	14,232

Income before income taxes	4,754	1,022	5,776
Income tax provision	1,503	399	1,902

Net income	$3,251	$623	$3,874

	Six Months Ended June 30, 2011
	(in thousands)
		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$12,642	($59)	$12,583
Provision for loan and lease losses	1,497	—	1,497

Net interest income (expense) after provision for loan and lease losses	11,145	(59)	11,086
Non-interest income	2,696	—	2,696
Insurance service and fees	—	3,690	3,690
Non-interest expense	10,629	2,737	13,366

Income before income taxes	3,212	894	4,106
Income tax provision	914	345	1,259

Net income	$2,298	$549	$2,847

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

	June 30, 2012	December 31, 2011
	(in thousands)
Commitments to extend credit	$145,052	$134,204
Standby letters of credit	3,227	3,429

Total	$148,279	$137,633

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank has not incurred any losses on its commitments and has not recorded a reserve for its commitments during 2011 and 2012.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP. The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered material.

The Company is subject to possible litigation proceedings in the normal course of business. As of June 30, 2012 and December 31, 2011, there were no claims pending against the Company that management considered material.

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

The Bank contributed $310 thousand to the defined benefit pension plan in the second quarter of 2012 and plans to contribute an additional $60 thousand before the end of the year.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and six month periods ended June 30, 2012 and 2011:

	Three months ended June 30,
	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2012	2011	2012	2011
Service cost	$—	$—	$45	$45
Interest cost	53	55	38	47
Expected return on plan assets	(57)	(57)	—	—
Amortization of prior service cost	—	—	22	22
Amortization of the net loss	16	6	27	3

Net periodic cost	$12	$4	$132	$117

	Six months ended June 30,
	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan
	2012	2011	2012	2011
Service cost	$—	$—	$90	$90
Interest cost	106	109	76	95
Expected return on plan assets	(114)	(114)	—	—
Amortization of prior service cost	—	—	44	44
Amortization of the net loss	32	13	54	5

Net periodic cost	$24	$8	$264	$234

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

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This ASU was issued to provide largely identical guidance about fair value measurement and disclosure requirements for IFRS and U.S. GAAP. The new guidance clarifies that the application of the highest and best use and valuation premise concepts are not relevant when measuring the fair value of financial assets or liabilities. This ASU also requires new and enhanced disclosures on the quantification and valuation process for significant unobservable inputs, transfers between Levels 1 and 2 and the categorization of all fair value measurements in the fair value hierarchy, even when those measurements are only for disclosure purposes. The Company adopted this ASU effective January 1, 2012. The enhanced disclosures are included in Note 3, “Fair Value Measurements.”

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate the convergence of U.S. GAAP and IFRS, the Financial Accounting Standards Board (“FASB”) decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this ASU will be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In the interim period ended March 31, 2012, the Company adopted this ASU and elected to use the two-statement approach.

ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this ASU effective January 1, 2012. The Company will evaluate the need for a two-step goodwill impairment test each period subsequent to adoption. The Company typically performs its goodwill impairment test as of December 31st on an annual basis. As there were no triggering events in the quarter ended June 30, 2012, management did not test goodwill for impairment. The Company does not expect adoption of this ASU to have a material effect on its financial statements.

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

The Company adopted the amendments in this Update at the same time as ASU 2011-05, which became effective beginning in the interim period ended March 31, 2012. As the Company had no reclassifications adjustments within other comprehensive income, this Update had no impact on its financial statements.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Many of these factors are beyond the Company’s control and are difficult to predict.

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

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model. The goodwill impairment testing is typically performed annually on December 31st. No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value. There were no triggering events in the three and six month periods ended June 30, 2012 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Activity

Total loans and leases grew to $597.9 million at June 30, 2012, reflecting an $18.2 million or 3.1% increase from March 31, 2012 and a $14.5 million or 2.5% increase from December 31, 2011. The national direct financing lease portfolio declined $1.1 million during the second quarter to $3.4 million at June 30, 2012 as the Company ceased lease originations in the second quarter of 2009 and is winding down the portfolio and exiting this business line.

Core loans, defined as total loans less leases, were $594.6 million at June 30, 2012, a $19.4 million, or 3.4% increase from $575.2 million at March 31, 2012 and a $17.2 million, or 3.0% increase from December 31, 2011. The large amount of loans closed in the fourth quarter of 2011 left the Company’s loan pipeline relatively lighter to start 2012. The Company re-filled the pipeline in the first quarter and early second quarter and was able to generate significant loan closings in the second quarter, with the highest level of growth coming in commercial and multi-family real estate loans. Compared with gross core loan balances of $532.2 million at June 30, 2011, the growth rate over the past twelve months has been 11.7%.

Loans secured by real estate were $482.6 million at June 30, 2012, an increase of $12.8 million or 2.7% from March 31, 2012, and $17.4 million or 3.7% from December 31, 2011. The strongest growth was in commercial and multi-family real estate loans, which increased $12.4 million or 4.0% in the second quarter of 2012. Year-to-date, growth in commercial real estate was $16.8 million, or 5.5%. Commercial real estate lending has long been a strength of the Bank and its loan officers and the historical strong performance has continued in 2012.

Residential mortgages decreased to $69.3 million at June 30, 2012, compared with $71.7 million at March 31, 2012 and $73.6 million at December 31, 2011. The Company has sold the majority of its originated residential mortgage loans as long-term fixed rate mortgage loan rates remain near all-time historic lows. This, along with prepayments from existing customers re-financing their homes, has resulted in the decrease in residential mortgage balances in 2012. Residential mortgage originations declined to $7.1 million and $14.4 million in the three and six month periods ended June 30, 2012, respectively, compared with $8.6 million and $17.6 million in the three and six month periods ended June 30, 2011, respectively, as the Company has been less aggressive in pricing its mortgage products in 2012.

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages. During the three and six month periods ended June 30, 2012, the Bank sold mortgages to FNMA totaling $4.9 million and $11.1 million, respectively as compared with $5.8 million and $13.1 million sold during the three and six month periods ended June 30, 2011, respectively. At June 30, 2012, the Bank had a loan servicing portfolio principal balance of $68.4 million upon which it earns servicing fees, as compared with $67.0 million at March 31, 2012 and $62.4 million at December 31, 2011. The value of the mortgage servicing rights for that portfolio was $0.4 million at June 30, 2012, March 31, 2012 and December 31, 2011. Residential mortgage loans held-for-sale were $1.0 million at June 30, 2012, compared with $1.4 million at March 31, 2012 and $3.6 million at December 31, 2011. The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

The Company continues to focus on commercial and industrial (“C&I”) lending as a way to diversify its loan portfolio, which has historically experienced strong growth rates in real estate loans. However, the Company faces the headwinds of a low growth economy and a very competitive local market. With line of credit usage down at March 31, 2012 compared with December 31, 2011, C&I loans had declined from $109.5 million to $103.1 million. Line of credit commitments and line of credit usage both increased in the second quarter, resulting in C&I balances growing to $107.8 million at June 30, 2012.

Leasing Portfolio

As noted above, management made the strategic decision in April 2009 to exit the national direct financing lease business and market the portfolio for sale. This decision resulted in the classification of the leasing portfolio as held-for-sale and the portfolio being marked to its market value at June 30, 2009. The mark-to-market adjustment was $7.2 million. At September 30, 2009, management determined to keep the lease portfolio and service it to maturity, terminated its plans to actively market the portfolio for sale, and the portfolio was placed back into held-for-investment at the revised carrying amount as of June 30, 2009. The difference between the principal value and the carrying value, initially created by the mark-to-market adjustment at June 30, 2009, reduces over time as individual leases deteriorate, become uncollectible, and are written off. The allowance for lease losses was zero at June 30, 2009 when the portfolio was classified as held-for-sale and reported at its fair market value. With the portfolio classified as held-for-investment at June 30, 2012, the portfolio has been evaluated in accordance with the Company’s normal credit review policies in determining the appropriate allowance for lease losses. During the second quarter of 2012, $351 thousand in leases were written off and the difference between the principal value and carrying value of the leasing portfolio declined from $0.4 million to $0.1 million. While second quarter write-offs were at their highest point in the last five quarters, the charge-offs were not totally unexpected. The Company has consistently maintained a significant reserve for non-performing leases. Non-performing leases of $0.4 million at June 30, 2012 declined from $1.0 million at March 31, 2012 and $1.2 million at December 31, 2011. There were no leases placed in nonaccrual in the second quarter. With both performing and non-performing lease balances declining, management determined that the allowance for leasing losses should decrease by $0.2 million in the second quarter of 2012, following a $0.4 million decrease in the first quarter of 2012. The following table illustrates the write-off and allowance activity related to the leasing portfolio over the past five quarters.

	($ in thousands)
	2012		2011
	June 30,	March 31,	December 31,	September 30,	June 30,
Leasing Principal Balance	$3,445	$4,953	$6,509	$8,467	$10,736
Mark	(90)	(441)	(488)	(684)	(779)

Leasing Carrying Value	$3,355	$4,512	$6,021	$7,783	$9,957

Mark-to-Market Adjustment	$441	$488	$684	$779	$890
Net Write-Offs	(351)	(47)	(196)	(95)	(111)

Remaining Mark	$90	$441	$488	$684	$779

	For the three months ended
	2012	2012	2011
	June 30,	March 31,	December 31,	September 30,	June 30,
Allowance for lease losses	$583	$994	$1,229	$1,471	$1,471
Provision for leases	(216)	(411)	(235)	(242)	—
Leasing net charge-offs	—	—	—	—	—

Allowance for lease losses	$367	$583	$994	$1,229	$1,471

Total mark plus allowance	$457	$1,024	$1,482	$1,913	$2,250
Mark + allowance/leasing principal balance	13.27%	20.67%	22.77%	22.59%	20.96%

Credit Quality of Loan Portfolio

Total non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled $11.0 million, or 1.84% of total loans and leases outstanding, at June 30, 2012, compared with $13.0 million, or 2.25%, at March 31, 2012 and $15.2 million, or 2.60% of total loans and leases outstanding at December 31, 2011. There were several reasons for the decline in non-performing loans and leases during the past two quarters.

The primary reason for the decrease in the first quarter was related to two commercial constructions loans which totaled $1.2 million as of December 31, 2011. These loans were converted to permanent loans that were current and accruing as of March 31, 2012 and June 30, 2012, but were 90 days past their maturity date as of December 31, 2011 due to administrative delays in closing the permanent loans. Also in the first quarter, two previously non-accruing residential construction loans with a combined balance of $0.2 million were converted to permanent residential mortgage loans and were current and performing as of March 31, 2012 and June 30, 2012. The remaining decrease in the first quarter was from payoffs ($0.3 million), continued improvement in leasing ($0.2 million), and charge-offs ($0.2 million).

In the second quarter, in addition to further decreases in leasing non-accruals of $0.5 million, a non-accruing commercial construction loan for $0.6 million paid off, a previously non-accruing commercial real estate loan for $0.5 million was moved to accrual status after six months of timely payments, and there was the partial charge-off of a commercial real estate loan of $0.4 million. For the loan that was partially charged off, $0.5 million remains outstanding after the borrower received an offer on the property that serves as the Company’s collateral.

The allowance for loan and lease losses totaled $10.7 million, or 1.78% of total loans and leases outstanding as of June 30, 2012, compared with $10.8 million or 1.86% at March 31, 2012,and $11.5 million or 1.97% at December 31, 2011. The decrease in the allowance over the prior year resulted from a $0.6 million release of reserves on the leasing portfolio and net charge-offs of $0.9 million in the six month period ended June 30, 2012, partially offset by a $0.7 million provision for loan losses. The provision for loan losses resulted from the charge-off of three loans that exceeded the reserve associated with those loans at the time of the charge-offs, as well as the loan growth in the second quarter. The $0.4 million in net charge-offs in the second quarter of 2012 equates to a 0.30% annualized ratio as a percentage of average net loans and leases. This compares with a 0.32% ratio in the first quarter of 2012 and 0.63% in the second quarter of 2011. For the six months ended June 30, 2012, the $0.9 million in net charge-

offs equated to 0.31% of average net loans and leases, compared with $1.3 million in net charge-offs for a ratio of 0.47% in the first six months of 2011.

The coverage ratio of the allowance for loan and lease losses to non-performing loans and leases increased from 76% at December 31, 2011 to 83% at March 31, 2012 and 97% at June 30, 2012. There are two factors that significantly influence these ratios. The first factor is the covered loan portfolio acquired in the Waterford transaction which are covered by an FDIC loss-sharing agreement that guarantees 80% of any losses incurred in the portfolio up $5.6 million, and 95% of losses beyond that threshold. The second factor is the leasing portfolio, which carries significantly higher risk, but also has the remaining mark to consider as depicted in the table above. The following table depicts the allowance and non-performing ratios by segregating the covered and non-covered loan portfolios and the leasing portfolio as of the following dates:

	June 30, 2012
	($ in thousands)
	Balance	Allowance for loan and lease losses	Non- performing loans and leases	Allowance for loan and lease losses / Total loans and leases	Non- performing loans and leases/Total loans and leases	Allowance for loan and lease losses/Non- performing loans and leases
Non-covered loans	$571,160	$10,175	$8,586	1.78%	1.50%	118.51%
Covered loans	23,408	116	1,992	0.50%	8.51%	5.82%
Leases	3,355	367	430	10.94%	12.82%	85.35%

Total	$597,923	$10,658	$11,008	1.78%	1.84%	96.82%

	December 31, 2011
	($ in thousands)
	Balance	Allowance for loan and lease losses	Non- performing loans and leases	Allowance for loan and lease losses / Total loans and leases	Non- performing loans and leases/Total loans and leases	Allowance for loan and lease losses/Non- performing loans and leases
Non-covered loans	$550,955	$10,400	$11,488	1.89%	2.09%	90.53%
Covered loans	26,429	101	2,528	0.38%	9.57%	4.00%
Leases	6,021	994	1,160	16.51%	19.27%	85.69%

Total	$583,405	$11,495	$15,176	1.97%	2.60%	75.74%

Investing Activities

Total securities were $96.8 million at June 30, 2012, compared with $112.5 million at March 31, 2012 and $103.8 million at December 31, 2011. The reduction in the investment securities portfolio from March 31, 2012 reflects the use of excess liquidity garnered in the first quarter 2012 to fund the loan growth in the second quarter 2012. The growth in securities in the first quarter of 2012 was primarily in short-term U.S. Treasury bonds with the expectation of deployment into loans in the second quarter 2012. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks, increased from $3.2 million at December 31, 2011 to $31.9 million at March 31, 2012 and $31.4 million at June 30, 2012. Interest-bearing cash has increased as deposit growth outpaced loan growth. The Company plans to eventually deploy these short-term investments into loans. Securities and interest-bearing deposits at correspondent banks made up 19.6 % of the Bank’s total average interest earning assets in the second quarter of 2012, compared with 18.4% in the first quarter of 2012.

The Company’s highest concentration in its securities portfolio is in government-sponsored mortgage-backed securities with 37.1% at June 30, 2012, compared with 36.0% at December 31, 2011. Tax-advantaged municipal bonds comprised 36.7% of the total portfolio at June 30, 2012, compared with 34.8% at December 31, 2011, while the concentration in U.S. government-sponsored agency bonds was 26.1% of the portfolio at June 30, 2012, compared with 29.2% of the portfolio at December 31, 2011.

The credit quality of the securities portfolio as a whole is believed to be strong as the portfolio has no individual securities in a significant unrealized loss position. With interest rates remaining near historic lows, the net unrealized gain position of the investment portfolio decreased slightly from $4.1 million at December 31, 2011 to $4.0 million at June 30, 2012. However, this was an increase from $3.9 million at March 31, 2012.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. Available-for-sale securities with a total fair value of $75.2 million at June 30, 2012, as compared with $76.7 million at December 31, 2011, were pledged as collateral to secure public deposits and for other purposes required or permitted by law. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at June 30, 2012 were $653.9 million, reflecting a $4.2 million or 0.7% increase from March 31, 2012 and a $37.7 million, or 6.1%, increase from December 31, 2011. Total demand deposits at June 30, 2012 were $116.2 million, reflecting a $1.8 million or 1.6% increase from March 31, 2012, but a $1.8 million or 1.5% decrease from December 31, 2011. Demand deposit balances fluctuate day-to-day based on the high volume of transactions normally associated with the demand product, and therefore average demand deposit growth is a better measure of sustained growth. Average demand deposits of $115.0 million during the three month period ended June 30, 2012 was 0.2% higher than the first quarter of 2012, but 8.8% higher than the prior year’s second quarter. Most of the Company’s growth in the past year in demand deposits has come from commercial customers.

The Company’s retail deposit growth vehicle continues to be the complementary Better Checking and Better Savings products, which are included in the NOW and regular savings deposit categories, respectively, on the Company’s balance sheet. The Better Checking product is unique in the Bank’s Western New York footprint as it pays a premium interest rate as a reward to customers who demonstrate a deep relationship with the Bank as evidenced by regular use of their debit card, use of direct deposit, and electronic statements. Overall, Better Checking deposits increased $2.4 million during the second quarter of 2012 and $6.4 million during the first six months of the year. Overall NOW deposit growth was less as the Better Checking growth was offset by a decrease in municipal NOW accounts. Regular savings deposits increased $9.0 million, or 2.7%, during the second quarter of 2012 and $29.2 million, or 9.3% during the first six months of the year. That growth is mostly a result of an increase in Better Savings deposits, offset by decreases in legacy savings products. Growth in NOW and savings deposits slowed in the second quarter as the Company lowered rates on selected deposit products given the Company’s current excess liquidity and declining net interest margin in this extended low rate environment.

Time deposits were $108.3 million at June 30, 2012, a decrease of $1.4 million, or 1.2%, from March 31, 2012, and a $5.2 million, or 4.6%, decrease from December 31, 2011. Time deposit rates remain near historic lows. As a result, customers have continued to show a preference for liquid savings products over time deposits.

Other borrowings, which typically include the Bank’s overnight line of credit and other advances with the FHLBNY, were $19.0 million at June 30, 2012 compared with $22.0 million at March 31, 2012 and December 31, 2011 as a $3.0 million advance with FHLBNY matured and was not replaced. Because the Company’s deposit growth has outpaced its loan growth this year, the Bank has not needed to add to its wholesale borrowings.

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

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$574,639	$7,521	5.24%	$524,178	$7,081	5.40%
Taxable securities	67,460	457	2.71%	61,069	538	3.52%
Tax-exempt securities	33,592	296	3.52%	39,570	389	3.93%
Interest bearing deposits at banks	39,198	15	0.15%	16,952	7	0.17%

Total interest-earning assets	714,889	8,289	4.64%	641,769	8,015	5.00%

Non interest-earning assets:
Cash and due from banks	11,509			16,523
Premises and equipment, net	10,442			10,612
Other assets	36,311			35,382

Total Assets	$773,151			$704,286

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$60,472	$150	0.99%	$44,707	$131	1.17%
Regular savings	336,798	483	0.57%	268,220	463	0.69%
Muni-Vest savings	26,821	21	0.31%	29,483	35	0.47%
Time deposits	109,170	492	1.80%	139,727	832	2.38%
Other borrowed funds	20,645	173	3.35%	22,029	182	3.30%
Junior subordinated debentures	11,330	85	3.00%	11,330	82	2.89%
Securities sold U/A to repurchase	8,644	4	0.19%	6,022	3	0.20%

Total interest-bearing liabilities	573,880	$1,408	0.98%	521,518	$1,728	1.33%

Noninterest-bearing liabilities:
Demand deposits	115,033			105,725
Other	12,472			11,144

Total liabilities	701,385			$638,387
Stockholders’ equity	71,766			65,899

Total Liabilities and Equity	773,151			$704,286

Net interest earnings		$6,881			$6,287

Net interest margin			3.85%			3.92%

Interest rate spread			3.66%			3.67%

	Six Months Ended			Six Months Ended
	June 30, 2012				June 30, 2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$571,735	$15,029	5.26%	$521,228	$14,233	5.46%
Taxable securities	69,184	1,002	2.90%	59,265	1,024	3.46%
Tax-exempt securities	34,003	603	3.55%	39,060	760	3.89%
Interest bearing deposits at banks	31,252	24	0.15%	12,731	11	0.17%

Total interest-earning assets	706,174	16,658	4.72%	632,284	16,028	5.07%

Non interest-earning assets:

Cash and due from banks	11,490			15,960
Premises and equipment, net	10,430			10,685
Other assets	36,515			35,689

Total Assets	$764,609			$694,618

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$57,791	$290	1.00%	$41,608	$237	1.14%
Regular savings	331,445	1,048	0.63%	262,226	873	0.67%
Muni-Vest savings	24,450	41	0.34%	27,072	64	0.47%
Time deposits	110,625	1,009	1.82%	141,436	1,708	2.42%
Other borrowed funds	21,324	354	3.32%	24,594	393	3.20%
Junior subordinated debentures	11,330	173	3.05%	11,330	163	2.88%
Securities sold U/A to repurchase	8,910	10	0.22%	6,201	7	0.23%

Total interest-bearing liabilities	565,875	$2,925	1.03%	514,467	$3,445	1.34%

Noninterest-bearing liabilities:
Demand deposits	114,902			103,772
Other	12,946			11,411

Total liabilities	693,723			$629,650

Stockholders’ equity	70,886			64,968

Total Liabilities and Equity	$764,609			$694,618

Net interest earnings		$13,733			$12,583

Net yield on interest earning assets			3.89%			3.98%

Interest rate spread			3.69%			3.73%

Net Income

Net income grew to $1.5 million in the second quarter of 2012, up 54.0% from net income of $1.0 million in the second quarter of 2011. The improvement in net income reflected a combination of higher net interest income, which resulted from growing interest earning assets, and a $0.7 million year-over-year reduction in the provision for loan and lease losses due to the declining balance in the leasing portfolio and the improving credit quality trends in both the leasing and loan portfolios. The Company released $0.2 million in leasing provision in the 2012 second quarter compared with no leasing provision for the prior-year period. Return on average equity was 8.34% for the second quarter of 2012 compared with 5.90% in the second quarter of 2011.

For the six months ended June 30, 2012, net income was $3.9 million, or $0.94 per diluted share, compared with net income of $2.8 million, or $0.69 per diluted share, in the same period in 2011. The return on average equity was 10.93% for the six-month period ended June 30, 2012, compared with 8.80% in the same period in 2011.

Other Results of Operations—Quarterly Comparison

Net interest income was $6.9 million for the 2012 second quarter, up 9.4% compared with the second quarter of 2011 and flat compared with the first quarter of 2012. Growth in interest-earning assets drove the increase from the second quarter of 2011 and offset the net interest margin contraction relative to the same period. Core loans, which are defined as total loans and leases less national direct financing leases, were $594.6 million at June 30, 2012, an increase of 11.7% from $532.5 million at June 30, 2011, and up 3.4% (13.5% annualized) from $575.2 million at March 31, 2012. The majority of the loan growth in the second quarter of 2012 was in the commercial mortgage loan portfolios.

The Company’s net interest margin decreased to 3.85% for the second quarter of 2012, down from 3.93% in the first quarter of 2012 and 3.92% in the second quarter of 2011. As compared to the second quarter 2011, the Company has been able to off-set the decrease in yield on interest-earning assets of 36 basis points by re-pricing its interest bearing liabilities, resulting in a reduction in the rate paid on interest-bearing liabilities of 35 basis points. The contribution of interest-free funds declined by 6 basis points when compared with the second quarter of 2011. As compared with the linked first quarter the decrease in the net interest margin is a result of a continuation of the declining interest rate environment. While the Company’s loan and investment portfolios continue to re-price into lower yields, as evidenced by a decrease in yield on interest-earning assets of 16 basis points from the first quarter of 2012, the Company only benefited from re-pricing its interest-bearing liabilities during the second quarter of 2012 at a pace of 11 basis points.

The provision for loan and lease losses decreased to $0.3 million in the second quarter of 2012 from a provision of $1.0 million in the second quarter of 2011, and an increase from a release of provision of $(0.2) million in the linked first quarter of 2012. The second quarter of 2012 benefitted from a release of $0.2 million in leasing provision after continued improvement in the leasing portfolio’s performance. This benefit was off-set by provision of $0.3 million for the growth in loans in the second quarter of 2012 and the charge-off of an impaired commercial real estate loan that was $0.2 million higher than its reserve at March 31, 2012.

Non-interest income, which represented 30.6% of total revenue in the second quarter of 2012, increased 3.9%, or $0.1 million, to $3.0 million when compared with the second quarter of 2011, reflecting positive performance for all categories. Service charges on deposits increased $21 thousand, or 5.0%, compared with the second quarter 2011, primarily due to increases in fee rates to be more in-line with market competition. Insurance agency revenue of $1.6 million was up $42 thousand, or 2.6%, when compared with the 2011 second quarter due mostly to an increase in profit sharing revenue from the insurance carriers. The higher profit sharing was driven by the timing of payouts from insurance carriers; however, profit sharing trends are still down year over year as indicated in our year-to-date comparison below. Other income was up $44 thousand from second quarter 2011 partly from higher merchant services fees due to a more beneficial contract with the Company’s provider. Compared with the first quarter of 2012, total non-interest income was down $0.2 million due mainly to TEA’s decrease in revenue of $0.3 million, reflecting the typical revenue cycle seasonality.

Total non-interest expense was $7.3 million in the second quarter of 2012, an increase of $0.6 million, or 8.3%, from $6.8 million in the second quarter of 2011. The largest component of the increase was salaries and employee benefits, which was up $0.3 million, or 8.1%, to $4.2 million compared with the second quarter of 2011. This rise reflected merit increases awarded for 2011 performance, higher health care costs and increased staff levels. Additionally, advertising expense was higher by $89 thousand in the second quarter of 2012 from the prior year second quarter as the Company looked to capitalize on disruption in the marketplace from the HSBC sale of its Western New York branch network. Professional services expense also increased during the quarter due mainly to higher legal expenses, particularly those related to resolving and collecting impaired loans. These increases were partially offset by lower occupancy costs, mostly related to fully depreciated assets lowering depreciation expense.

As a result of the increase in non-interest expense, the efficiency ratio increased to 72.76% for the second quarter of 2012 from 72.04% for the second quarter of 2011.

Income tax expense for the quarter ended June 30, 2012, was $0.8 million, representing an effective tax rate of 34.9% compared with an effective tax rate of 32.6% in the second quarter of 2011. The effective tax rate increased as tax-exempt income such as interest income from municipal bonds and the increase in the cash surrender value of bank-owned life insurance made up a smaller percentage of total income.

Other Results of Operations—Year-to-Date Comparison

Net interest income was $13.7 million for the six months ended June 30, 2012, a 9.1% increase from the first six months of 2011. Growth in interest-earning assets, particularly loans, drove the increase from 2011 and offset the net interest margin contraction relative to the same period.

The Company’s net interest margin decreased to 3.89% for the six month period ended June 30, 2012, down from 3.98% in the first six months of 2011. As the low interest rate cycle continues, the Company’s loan and investment portfolios re-price into lower yields as evidenced by a decrease in yield on interest-earning assets of 35 basis points in the first six months of 2012 when compared with the same period in 2011. The Company benefited from re-pricing its interest-bearing liabilities earlier in the interest rate cycle so these rates have fallen less than the yield on interest-earning assets in the past year. Correspondingly, the cost of interest-bearing liabilities for the first six months of 2012 declined only 31 basis points when compared with the same period in 2011.

The provision for loan and lease losses decreased to $0.1 million in the six month period ended June 30, 2012 from a provision of $1.5 million in the six month period ended June 30, 2011. With the continuing improvement in the performance of the leasing portfolio including a steep decrease in non-performing leases, the Company released $0.6 million in leasing reserves in the first six month of 2012 compared with a provision for lease losses of zero in the first six months of 2011. The provision for loan losses (not including leases) decreased from $1.5 million in the six month period ended June 30, 2011 to $0.7 million in the first six months of 2012. In the prior year period there was deterioration in several commercial loan relationships that drove the higher provision. In contrast, in 2012, non-performing loans and leases as a percentage of total loans and leases has decreased from 2.60% at December 31, 2011 to 1.84% at June 30, 2012.

Non-interest income, which represented 31.5% of total revenue in the first six months of 2012, decreased 0.9%, or $0.1 million, to $6.3 million when compared with the first six months of 2011. Data center income, which declined $0.2 million from the prior year’s first six months, is from the Bank’s wholly-owned subsidiary, Suchak Data Systems, LLC (“SDS”). SDS is a data processing company which was acquired by the Bank on December 31, 2008. The original contracted revenue generated by service agreements with other banks is expiring as expected. The Company is focusing on the original purpose for the purchase of SDS, which was to provide resources for its own internal bank processing needs. Insurance agency revenue of $3.6 million for the six month period ended June 30, 2012 was down $0.1 million, or 2.7%, when compared with the six month period ended June 30, 2011 due mostly to a decrease in profit sharing revenue from the insurance carriers. The lower profit sharing is driven by higher loss ratios related to lower premium levels. These negative trends were somewhat offset by increased deposit service charges, premiums on loans sold, bank-owned life insurance (“BOLI”) income and other income. Deposit service charges increased $71 thousand, or 8.9%, compared with the first six months of 2011, primarily due to increases in fee rates to be more in-line with market competition. Premiums on loans sold increased $56 thousand year over year due to more disciplined pricing and improved execution on loan sales to FNMA. BOLI income increased $39 thousand, or 18.3%, due to an increased investment in BOLI, which increased from $12.6 million at June 30, 2011 to $15.1 million at June 30, 2012. Other income was up $63 thousand in the first six months of 2012 when compared to the prior year mostly from higher merchant services fees due to a more beneficial contract with the Company’s provider.

Total non-interest expense was $14.2 million in the six month period ended June 30, 2012, an increase of $0.9 million, or 6.5%, from $13.4 million in the second quarter of 2011. The largest component of the increase was salaries and employee benefits, which was up $0.6 million, or 8.0%, from the first six months of 2011 to $8.4 million in the first six months of 2012. This rise primarily reflected merit increases awarded for 2011 performance, higher health care costs and increased staff levels. Additionally, advertising expense was higher by $0.1 million in the six month period ended June 30, 2012 from the prior year as the Company looked to capitalize on disruption in the marketplace from the HSBC sale of its Western New York branch network. Professional services expenses increased $0.3 million from $0.8 million in the six month period ended June 30, 2011 to $1.1 million in the first six months of 2012. The increase is due mainly to higher legal expenses, particularly those related to resolving and collecting impaired loans. These increases were partially offset by occupancy costs of $1.3 million, which were $0.3 million lower in the first six months of 2012 when compared with 2011, mostly related to fully depreciated assets lowering depreciation expense.

As a result of the increase in non-interest expense, the efficiency ratio increased to 69.90% for the six month period ended June 30, 2012 from 69.11% in the corresponding period in 2011.

Income tax expense for the six months ended June 30, 2012, was $1.9 million, representing an effective tax rate of 32.9% compared with an effective tax rate of 30.7% in the six month period ended June 30, 2011. The effective tax rate increased as tax-exempt income such as interest income from municipal bonds and the increase in the cash surrender value of bank-owned life insurance was a smaller percentage of total income.

CAPITAL

The Company consistently maintains regulatory capital ratios measurably above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 9.77% at June 30, 2012 and 9.71% at December 31, 2011. Book value per share of the Company’s common stock was $17.40 at June 30, 2012, compared with $16.72 at December 31, 2011. Tangible book value per share at June 30, 2012 was $15.34, compared with $14.60 at December 31, 2011. The increase in both book value and tangible book value per share is a result of the Company’s $3.9 million in net income, somewhat offset by the dividend paid in the second quarter of 2012.

On February 21, 2012, the Company declared a semi-annual cash dividend of $0.22 per share on the Company’s outstanding common stock. The dividend was paid on April 10, 2012 to shareholders of record as of March 20, 2012. The dividend was a 10% increase from the previous semi-annual dividend of $0.20 paid on October 4, 2011.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates. Advances of up to $129.5 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network. The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source. The Company has accessed the capital markets as recently as May 2010 when it raised $13.4 million in net proceeds in connection with its registered offering and sale of 1.2 million shares of common stock.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At June 30, 2012, approximately 4.9% of the Bank’s securities had contractual maturity dates of one year or less and approximately 23.0% had maturity dates of five years or less.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. At June 30, 2012, in the Company’s internal stress test, the Company had net short-term liquidity of $75.0 million as compared with $82.6 million at December 31, 2011. Available assets of $131.0 million, divided by public and purchased funds of $118.5 million, resulted in a long-term liquidity ratio of 111% at June 30, 2012, compared with 99% at December 31, 2011.

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

The following table demonstrates the possible impact of changes in interest rates on the Bank’s net interest income over a 12-month period of time:

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated increase in projected annual net interest income
	(in thousands)
	June 30, 2012	December 31, 2011
Changes in interest rates

+200 basis points	($121)	$1,126
+100 basis points	657	1,452

-100 basis points	N/A	NM
-200 basis points	N/A	NM

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

ITEM 4—CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of June 30, 2012 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6 —EXHIBITS

The information called for by this item is incorporated herein by reference to the Exhibit Index included immediately following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE August 3, 2012	/s/ David J. Nasca
David J. Nasca
President and CEO (Principal Executive Officer)

DATE August 3, 2012	/s/ Gary A. Kajtoch
Gary A. Kajtoch
Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Name	Page No.
10.1*	Evans Bancorp, Inc. Executive Severance Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 23, 2012).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	54

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	55

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	56

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	57

101	The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – June 30, 2012 and December 31, 2011; (ii) Unaudited Consolidated Statements of Income – Three months ended June 30, 2012 and 2011; (iii) Unaudited Consolidated Statements of Income – Six months ended June 30, 2012 and 2011; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended June 30, 2012 and 2011; (v) Unaudited Statements of Consolidated Comprehensive Income – Six months ended June 30, 2012 and 2011; (vi) Unaudited Consolidated Statements of Stockholder’s Equity – Six months ended June 30, 2012 and 2011; (vii) Unaudited Consolidated Statements of Cash Flows – Six months ended June 30, 2012 and 2011; and (vi) Notes toUnaudited Consolidated Financial Statements.**

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.