Form 10-Q
period 2012-09-30
EVANS BANCORP INC
filed 2012-11-02
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2012

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

(716) 926-2000 .

(Registrant’s telephone number, including area code)

Not applicable .

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

Common Stock, $.50 par value: 4,157,422 shares as of October 30, 2012

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$12,232	$11,486
Interest-bearing deposits at banks	52,748	3,192
Securities:
Available for sale, at fair value (cost: $87,330 at September 30, 2012; $95,848 at December 31, 2011)	91,878	99,981
Held to maturity, at amortized cost (fair value: $4,022 at September 30, 2012; $3,811 at December 31, 2011)	4,034	3,802
Federal Home Loan Bank common stock, at amortized cost	1,804	1,830
Federal Reserve Bank common stock, at amortized cost	1,445	1,425
Loans and leases, net of allowance for loan and lease losses of $10,208 at September 30, 2012 and $11,495 at December 31, 2011	588,408	571,910
Properties and equipment, net of depreciation of $13,961 at September 30, 2012 and $13,145 at December 31, 2011	11,117	10,477
Goodwill	8,101	8,101
Intangible assets	391	678
Bank-owned life insurance	15,213	14,843
Other assets	11,937	13,177

TOTAL ASSETS	$799,308	$740,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$126,251	$118,037
NOW	62,946	50,761
Regular savings	375,859	333,938
Time	107,674	113,467

Total deposits	672,730	616,203

Securities sold under agreement to repurchase	9,081	9,010
Other borrowings	19,000	22,000
Other liabilities	13,186	13,371
Junior subordinated debentures	11,330	11,330

Total liabilities	725,327	671,914

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:

Common stock, $.50 par value, 10,000,000 shares authorized; 4,153,332 and 4,125,272 shares issued at September 30, 2012 and December 31, 2011, respectively, and 4,151,985 and 4,124,892 shares outstanding, at September 30, 2012 and December 31, 2011, respectively	2,077	2,063
Capital surplus	41,693	41,275
Retained earnings	29,491	25,304
Accumulated other comprehensive gain, net of tax	720	346

Total stockholders’ equity	73,981	68,988

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$799,308	$740,902

See Notes to Unaudited Consolidated Financial Statements

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2012	2011
INTEREST INCOME
Loans and leases	$7,567	$7,254
Interest bearing deposits at banks	15	7
Securities:
Taxable	450	571
Non-taxable	277	337

Total interest income	8,309	8,169
INTEREST EXPENSE
Deposits	1,106	1,386
Other borrowings	170	187
Junior subordinated debentures	88	82

Total interest expense	1,364	1,655
NET INTEREST INCOME	6,945	6,514
PROVISION FOR LOAN AND LEASE LOSSES	9	159

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	6,936	6,355
NON-INTEREST INCOME
Bank charges	487	498
Insurance service and fees	1,774	1,849
Data center income	103	127
Net gain on sales of securities	—	26
Gain on loans sold	129	33
Bank-owned life insurance	118	117
Other	605	534

Total non-interest income	3,216	3,184
NON-INTEREST EXPENSE
Salaries and employee benefits	4,778	4,073
Occupancy	679	777
Repairs and maintenance	210	184
Advertising and public relations	119	188
Professional services	356	510
Technology and communications	320	212
Amortization of intangibles	77	120
FDIC insurance	118	135
Other	699	604

Total non-interest expense	7,356	6,803

INCOME BEFORE INCOME TAXES	2,796	2,736
INCOME TAX PROVISION	660	810

NET INCOME	$2,136	$1,926

Net income per common share-basic	$0.51	$0.47

Net income per common share-diluted	$0.51	$0.47

Cash dividends per common share	$0.22	$0.20

Weighted average number of common shares outstanding	4,153,246	4,107,414

Weighted average number of diluted shares outstanding	4,177,567	4,109,181

See Notes to Unaudited Consolidated Financial Statements

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2012	2011
INTEREST INCOME
Loans and leases	$22,596	$21,486
Interest bearing deposits at banks	39	19
Securities:
Taxable	1,452	1,596
Non-taxable	879	1,096

Total interest income	24,966	24,197
INTEREST EXPENSE
Deposits	3,494	4,268
Other borrowings	533	587
Junior subordinated debentures	261	245

Total interest expense	4,288	5,100
NET INTEREST INCOME	20,678	19,097
PROVISION FOR LOAN AND LEASE LOSSES	62	1,656

NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	20,616	17,441
NON-INTEREST INCOME
Bank charges	1,360	1,301
Insurance service and fees	5,363	5,539
Data center income	347	558
Net gain on sales and calls of securities	—	26
Gain on loans sold	257	105
Bank-owned life insurance	370	331
Other	1,846	1,710

Total non-interest income	9,543	9,570
NON-INTEREST EXPENSE
Salaries and employee benefits	13,221	11,889
Occupancy	2,009	2,370
Repairs and maintenance	556	498
Advertising and public relations	600	565
Professional services	1,462	1,319
Technology and communications	860	710
Amortization of intangibles	287	376
FDIC Insurance	392	500
Other	2,201	1,942

Total non-interest expense	21,588	20,169

INCOME BEFORE INCOME TAXES	8,571	6,842
INCOME TAX PROVISION	2,562	2,069

NET INCOME	$6,009	$4,773

Net income per common share-basic	$1.45	$1.16

Net income per common share-diluted	$1.45	$1.16

Cash dividends per common share	$0.44	$0.40

Weighted average number of common shares outstanding	4,139,951	4,097,788

Weighted average number of diluted shares outstanding	4,153,387	4,104,119

See Notes to Unaudited Consolidated Financial Statements

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2012	2011
NET INCOME	$2,136	$1,926
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities:
Unrealized gain on available-for-sale securities	357	706
Reclassification of gain on sale of securities	—	(16)

	357	690
Defined benefit pension plans:
Amortization of prior service cost	13	14
Amortization of actuarial loss	26	5

Total	39	19

OTHER COMPREHENSIVE INCOME, NET OF TAX	396	709

COMPREHENSIVE INCOME	$2,532	$2,635

See Notes to Unaudited Consolidated Financial Statements

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2012	2011
NET INCOME	$6,009	$4,773
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities:
Unrealized gain on available-for-sale securities:	256	1,571
Reclassification of gain on sale of securities	—	(16)

Total	256	1,555
Defined benefit pension plans:
Amortization of prior service cost	40	41
Amortization of actuarial loss	78	17

Total	118	58

OTHER COMPREHENSIVE INCOME, NET OF TAX	374	1,613

COMPREHENSIVE INCOME	$6,383	$6,386

See Notes to Unaudited Consolidated Financial Statements

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(in thousands, except share and per share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2010	$2,041	$40,660	$20,836	($473)	$63,064
Net Income			4,773		4,773
Other comprehensive gain				1,613	1,613
Cash dividends ($0.40 per common share)			(1,638)		(1,638)
Stock options expense		200			200
Excess tax benefit from stock-based compensation		9			9
Issued 11,090 restricted shares, net of forffeitures of 1,388 shares	6	(6)			—
Issued 7,784 shares under ESPP	4	87			91
Issued 6,172 shares in DRIP	3	84			87

Balance, September 30, 2011	$2,054	$41,034	$23,971	$1,140	$68,199

Balance, December 31, 2011	$2,063	$41,275	$25,304	$346	$68,988
Net Income			6,009		6,009
Other comprehensive gain				374	374
Cash dividends ($0.44 per common share)			(1,822)		(1,822)
Stock options expense		233			233
Issued 11,493 restricted shares	6	(6)			—
Issued 10,267 shares under ESPP	5	99			104
Issued 6,680 shares in DRIP	3	92			95

Balance, September 30, 2012	$2,077	$41,693	$29,491	$720	$73,981

See Notes to Unaudited Consolidated Financial Statements

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES:
Interest received	$24,648	$23,607
Fees received	8,794	9,352
Interest paid	(4,326)	(5,364)
Cash paid to employees and vendors	(18,976)	(17,359)
Cash contributed to pension plan	(340)	(120)
Income taxes paid	(2,274)	(1,983)
Proceeds from sale of loans held for resale	17,407	15,751
Originations of loans held for resale	(16,242)	(18,192)

Net cash provided by operating activities	8,691	5,692

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(25,957)	(15,626)
Proceeds from sales	—	770
Proceeds from maturities, calls, and payments	34,409	13,654
Held to maturity securities:
Purchases	(1,567)	(679)
Proceeds from maturities, calls, and payments	1,335	396
Cash paid for bank owned life insurance	—	(2,000)
Additions to properties and equipment	(1,453)	(541)
Net increase in loans	(18,045)	(40,097)

Net cash used in investing activities	(11,278)	(44,123)

FINANCING ACTIVITIES:
Repayments of borrowings	(2,929)	(13,065)
Net increase in deposits	56,528	68,781
Dividends paid	(909)	(816)
Issuance of common stock	199	178

Net cash provided by financing activities	52,889	55,078

Net increase in cash and equivalents	50,302	16,647

CASH AND CASH EQUIVALENTS:
Beginning of period	14,678	13,722

End of period	$64,980	$30,369

(continued)

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income	$6,009	$4,773

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,175	1,065
Deferred tax expense	476	36
Provision for loan and lease losses	62	1,656
Net gain on sales of securities	—	(26)
Premium on loans sold	(257)	(105)
Stock options expense	233	200
Proceeds from sale of loans held for resale	17,407	15,751
Originations of loans held for resale	(16,242)	(18,192)
Cash contributed to pension plan	(340)	(120)
Changes in assets and liabilities affecting cash flow:
Other assets	1,717	(562)
Other liabilities	(1,549)	1,216

NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,691	$5,692

See Notes to Unaudited Consolidated Financial Statements

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct, wholly-owned subsidiaries: (i) Evans Bank, National Association (the “Bank”), and the Bank’s subsidiaries, Evans National Leasing, Inc. (“ENL”), Evans National Holding Corp. (“ENHC”) and Suchak Data Systems, LLC (“SDS”); and (ii) Evans National Financial Services, LLC (“ENFS”), and ENFS’s subsidiary, The Evans Agency, LLC (“TEA”), and TEA’s subsidiaries, Frontier Claims Services, Inc. (“FCS”) and ENB Associates Inc. (“ENBA”), in the preparation of the accompanying interim unaudited consolidated financial statements conform with U.S. generally accepted accounting principles (“GAAP”) and with general practice within the industries in which it operates. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made. Certain reclassifications have been made to the 2011 unaudited consolidated financial statements to conform to the presentation used in 2012.

The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of filing.

2. SECURITIES

The amortized cost of securities and their approximate fair value at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	(in thousands)
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. government agencies	$23,244	$1,270	$0	$24,514
States and political subdivisions	30,072	1,705	(3)	31,774

Total debt securities	$53,316	$2,975	($3)	$56,288

Mortgage-backed securities:
FNMA	$16,807	$1,023	$0	$17,830
FHLMC	6,961	233	(13)	7,181
GNMA	8,450	304	—	8,754
CMO	1,796	29	—	1,825

Total mortgage-backed securities	$34,014	$1,589	($13)	$35,590

Total securities designated as available for sale	$87,330	$4,564	($16)	$91,878

Held to Maturity:
Debt securities
States and political subdivisions	4,034	—	(12)	4,022

Total securities designated as held to maturity	$4,034	$0	($12)	$4,022

Total securities	$91,364	$4,564	($28)	$95,900

	December 31, 2011
	(in thousands)
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$29,002	$1,250	$—	$30,252
States and political subdivisions	30,632	1,698	(4)	32,326

Total debt securities	$59,634	$2,948	($4)	$62,578

Mortgage-backed securities:
FNMA	$20,071	$647	—	$20,718
FHLMC	8,052	269	—	8,321
GNMA	5,895	248	—	6,143
CMO	2,196	25	—	2,221

Total mortgage-backed securities	$36,214	$1,189	—	$37,403

Total securities designated as available for sale	$95,848	$4,137	($4)	$99,981

Held to Maturity:
Debt securities
States and political subdivisions	3,802	24	(15)	3,811

Total securities designated as held to maturity	$3,802	$24	($15)	$3,811

Total securities	$99,650	$4,161	($19)	$103,792

Available for sale securities with a total fair value of $74.9 million and $76.7 million at September 30, 2012 and December 31, 2011, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY. The Company had a total of $19.0 million and $22.0 million in borrowed funds with FHLBNY at September 30, 2012 and December 31, 2011, respectively. The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements. As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY. The Bank held $1.8 million in FHLBNY stock as of September 30, 2012 and December 31, 2011 at amortized cost.

The scheduled maturities of debt and mortgage-backed securities at September 30, 2012 and December 31, 2011 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	September 30, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)
Debt securities available for sale:
Due in one year or less	$2,270	$2,286	$2,426	$2,453
Due after one year through five years	16,247	17,018	18,454	19,231
Due after five years through ten years	26,697	28,042	24,995	26,238
Due after ten years	8,102	8,942	13,759	14,656

	53,316	56,288	59,634	62,578

Mortgage-backed securities available for sale	34,014	35,590	36,214	37,403

Total available for sale securities	$87,330	$91,878	$95,848	$99,981

Debt securities held to maturity:
Due in one year or less	$2,435	$2,428	$2,656	$2,644
Due after one year through five years	400	406	518	529
Due after five years through ten years	516	489	40	42
Due after ten years	683	699	588	596

Total held to maturity securities	$4,034	$4,022	$3,802	$3,811

Information regarding unrealized losses within the Company’s available for sale securities at September 30, 2012 and December 31, 2011, is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	September 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	272	(3)	—	—	272	(3)

Total debt securities	$272	($3)	$0	$0	$272	($3)

Mortgage-backed securities:
FNMA	$—	$—	$—	$—	$—	$—
FHLMC	1,992	(13)	—	—	1,992	(13)
GNMA	—	—	—	—	—	—
CMO’S	—	—	—	—	—	—

Total mortgage-backed securities	$1,992	($13)	$—	$—	$1,992	($13)

Held To Maturity:
Debt securities:
States and political subdivisions	$2,428	($7)	$1,594	($5)	$4,022	($12)

Total temporarily impaired securities	$4,692	($23)	$1,594	($5)	$6,286	($28)

December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(in thousands)
Available for Sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	401	(1)	304	(3)	705	(4)

Total debt securities	$401	($1)	$304	($3)	$705	($4)

Mortgage-backed securities:
FNMA	$—	$—	$—	$—	$—	$—
FHLMC	—	—	—	—	—	—
GNMA	—	—	—	—	—	—
CMO’S	—	—	—	—	—	—

Total mortgage-backed securities	$—	$—	$—	$—	$—	$—

Held To Maturity:
Debt securities:
States and political subdivisions	$2,239	($12)	$1,006	($3)	$3,245	($15)

Total temporarily impaired securities	$2,640	($13)	$1,310	($6)	$3,950	($19)

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase. The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities. Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase. The Company did not own any out-of-state municipal bonds at September 30, 2012 or December 31, 2011. Bonds rated below A are reviewed periodically to ensure their continued credit worthiness. While purchase of non-rated municipal securities is permitted under the Company’s investment policy, such purchases are limited to bonds issued by municipalities in the Company’s general market area. Those municipalities are typically customers of the Bank whose financial situation is familiar to management. The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

Although concerns have been raised in the marketplace recently about the health of municipal bonds, the Company has not experienced any significant credit troubles in this portfolio and does not believe any credit troubles are imminent with respect to its portfolio. Aside from the non-rated municipal securities to local municipalities discussed above that are considered held-to-maturity, all of the Company’s available-for-sale municipal bonds are investment-grade government obligation (“G.O.”) bonds. G.O. bonds are generally considered safer than revenue bonds because they are backed by the full faith and credit of the government while revenue bonds rely on the revenue produced by a particular project. All of the Company’s municipal bonds are issued by municipalities in New York State. To the Company’s knowledge, there has never been a default of a NY G.O. in the history of the state. The Company believes that its risk of loss on default of a G.O. municipal bond for the Company is relatively low. However, historical performance does not guarantee future performance.

Management has assessed the securities available for sale in an unrealized loss position at September 30, 2012 and December 31, 2011 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment charges in 2012 or 2011, with the gross unrealized losses at an immaterial level, amounting to less than 0.1% of the total fair value of the securities portfolio at September 30, 2012 and December 31, 2011. Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future. The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
September 30, 2012
Securities available-for-sale:
U.S. government agencies	$—	$24,514	$—	$24,514
States and political subdivisions	—	31,774	—	31,774
Mortgage-backed securities	—	35,590	—	35,590
Mortgage servicing rights	—	—	429	429
December 31, 2011
Securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$—	$30,252	$—	$30,252
States and political subdivisions	—	32,326	—	32,326
Mortgage-backed securities	—	37,403	—	37,403
Mortgage servicing rights	—	—	407	407

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control. On a quarterly basis the Company reviews changes in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on an annual basis the Company has its entire security portfolio priced by a second pricing service to determine consistency with another market evaluator. If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to the service provider regarding the data used to value a particular security. If the Company determines it has market information that would support a different valuation than the initial evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2012 or 2011.

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three and nine month periods ended September 30, 2012 and 2011, respectively:

	Three months ended September 30,
	2012	2011
Beginning balance, June 30	$448	$442
Losses included in earnings	(67)	(108)
Additions from loan sales	48	19

Ending balance, September 30	$429	$353

	Nine months ended September 30,
	2012	2011
Beginning balance, December 31	$407	$388
Losses included in earnings	(121)	(145)
Additions from loan sales	143	110

Ending balance, September 30	$429	$353

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	9/30/2012	9/30/2011
Servicing fees	0.25%	0.25%
Discount rate	10.08%	10.14%
Prepayment rate (CPR)	17.66%	18.49%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
September 30, 2012
Impaired loans	$—	$—	$11,525	$11,525
December 31, 2011
Impaired loans	$—	$—	$10,311	$10,311

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral. All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale. For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first. Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal. Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers. Impaired loans had a gross value of $12.9 million, with a valuation allowance of $1.4 million, at September 30, 2012, compared to a gross value for impaired loans of $11.9 million, with a valuation allowance of $1.6 million, at December 31, 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 2012 and December 31, 2011, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$64,980	$64,980	$14,678	$14,678
Level 2:
Available for sale securities	91,878	91,878	99,981	99,981
FHLB and FRB stock	3,249	3,249	3,255	3,255
Level 3:
Held to maturity securities	4,034	4,022	3,802	3,811
Loans and leases, net	588,408	623,825	571,910	602,534
Mortgage servicing rights	429	429	407	407
Financial liabilities:
Level 1:
Demand deposits	$126,251	$126,251	$118,037	$118,037
NOW deposits	62,946	62,946	50,761	50,761
Regular savings deposits	375,859	375,859	333,938	333,938
Junior subordinated debentures	11,330	11,330	11,330	11,330
Commitments to extend credit	76	76	161	161
Securities sold under agreement to repurchase	9,081	9,081	9,010	9,010
Level 2:
Other borrowed funds	19,000	19,641	22,000	22,988
Level 3:
Time deposits	107,674	110,925	113,467	116,666

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

Commitments to extend credit and standby letters of credit. As described in Note 8—“Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at September 30, 2012 and December 31, 2011. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities. The carrying value approximates the fair value.

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

4. LOANS, LEASES, AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

Loan and Lease Portfolio Composition

The following table presents selected information on the composition of the Company’s loan and lease portfolio as of the dates indicated:

	September 30, 2012	December 31, 2011
	(in thousands)
Mortgage loans on real estate:
Residential Mortgages	$70,430	$73,579
Commercial and multi-family	320,860	306,683
Construction-Residential	2,008	2,392
Construction-Commercial	35,581	27,887
Home equities	56,466	54,673

Total real estate loans	485,345	465,214

Direct financing leases	2,440	6,021
Commercial and industrial loans	106,794	109,513
Consumer loans	1,359	1,677
Other	2,155	586
Net deferred loan origination costs	523	394

Total gross loans	598,616	583,405

Allowance for loan losses	(10,208)	(11,495)

Loans, net	$588,408	$571,910

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages. During the three and nine month periods ended September 30, 2012, the Bank sold mortgages to FNMA totaling $6.0 million and $17.1 million, respectively as compared with $2.6 million and $15.8 million sold during the three and nine month periods ended September 30, 2011, respectively. At September 30, 2012, the Bank had a loan servicing portfolio principal balance of $70.5 million upon which it earns servicing fees, as compared with $62.4 million at December 31, 2011. The value of the mortgage servicing rights for that portfolio was $0.4 million at September 30, 2012 and December 31, 2011. Residential mortgage loans held-for-sale were $2.7 million at September 30, 2012, compared with $3.6 million at December 31, 2011. The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Disclosures related to the basis for accounting for loans and leases, the method for recognizing interest income on loans and leases, the policy for placing loans and leases on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan and lease losses, the policy for charging off loans and leases, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2011. Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2011 are consistent with those utilized in the nine months ended September 30, 2012.

Credit Quality Indicators

The Bank monitors the credit risk in its loan portfolio by reviewing certain credit quality indicators (“CQI”). The primary CQI for its commercial mortgage and commercial and industrial (“C&I”) portfolios is the individual loan’s credit risk rating. The following list provides a description of the credit risk ratings that are used internally by the Bank when assessing the adequacy of its allowance for loan and lease losses:

•	1-3-Pass

•	4-Watch

•	5-O.A.E.M. (Other Assets Especially Mentioned) or Special Mention

•	6-Substandard

•	7-Doubtful

•	8-Loss

The Company’s consumer loans, including residential mortgages and home equities, and commercial leases are not individually risk rated or reviewed in the Company’s loan review process. Consumers are not required to provide the Company with updated financial information as is a commercial customer. Consumer loans also carry smaller balances. Given the lack of updated information since the initial underwriting of the loan and small size of individual loans, the Company uses delinquency status as the credit quality indicator for consumer loans.

In the first quarter of 2012, the Company changed its methodology for reserving for non-accruing residential mortgages and home equities in response to the Interagency Supervisory Guidance issued by federal banking regulators in January 2012. Previously, estimated loss percentages were applied to pools of non-accruing residential mortgages and home equity loans. The Company now evaluates required loss reserves on an individual loan basis. This change resulted from the Company’s successful efforts to obtain more information about the financial status of borrowers and the fair value of loan collateral. The change from reserving for non-accruing residential mortgages and home equities on an individual basis versus a pooled approach resulted in a reduction of allowance for loan and lease losses of $0.1 million.

There were no other changes in the Company’s allowance for loan and lease loss methodology in the nine month period ended September 30, 2012.

The following tables provide data, at the class level, of credit quality indicators of certain loans and leases for the dates specified:

September 30, 2012
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial Real Estate Other	Total Commercial Real Estate	Commercial and Industrial
3	$31,580	$274,012	$305,592	$77,030
4	1,538	36,020	37,558	22,288
5	1,728	3,946	5,674	3,742
6	735	3,576	4,311	3,000
7	—	3,306	—	734

Total	$35,581	$320,860	$353,135	$106,794

December 31, 2011
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial Real Estate Other	Total Commercial Real Estate	Commercial and Industrial
3	$21,607	$250,575	$272,182	$77,017
4	4,421	45,505	49,926	21,448
5	362	1,758	2,120	5,939
6	1,497	8,845	10,342	4,761
7	—	—	—	348

Total	$27,887	$306,683	$334,570	$109,513

Past Due Loans and Leases

The following tables provide an analysis of the age of the recorded investment in loans and leases that are past due as of the dates indicated:

September 30, 2012
(in thousands)
	30-59 days	60-89 days	90+ days	Total Past Due	Current Balance	Total Balance	90+ Days Accruing	Non- accruing Loans and Leases
Commercial and industrial	$175	$2	$571	$748	$106,046	$106,794	$0	$1,452
Residential real estate:
Residential	108	68	941	1,117	69,313	70,430	209	1,251
Construction	—	—	—	—	2,008	2,008	—	—
Commercial real estate:
Commercial	625	1,113	1,375	3,113	317,747	320,860	—	4,829
Construction	—	—	735	735	34,846	35,581	—	735
Home equities	288	122	515	925	55,541	56,466	71	552
Direct financing leases	13	10	184	207	2,233	2,440	—	255
Consumer	4	3	34	41	1,318	1,359	—	61
Other	—	—	—	—	2,678	2,678	—	—

Total Loans	$1,213	$1,318	$4,355	$6,886	$591,730	$598,616	$280	$9,135

December 31, 2011
(in thousands)
	30-59 days	60-89 days	90+ days	Total Past Due	Current Balance	Total Balance	90+ Days Accruing	Non- accruing Loans and Leases
Commercial and industrial	$279	$94	$1,702	$2,075	$107,438	$109,513	$—	$2,180
Residential real estate:
Residential	735	55	1,062	1,852	71,727	73,579	73	1,048
Construction	—	—	167	167	2,225	2,392	—	167
Commercial real estate:
Commercial	3,086	64	2,686	5,836	300,847	306,683	59	6,858
Construction	—	—	2,609	2,609	25,278	27,887	1,167	1,442
Home equities	481	110	683	1,274	53,399	54,673	—	946
Direct financing leases	327	26	754	1,107	4,914	6,021	—	1,160
Consumer	56	5	4	65	1,612	1,677	—	76
Other	—	—	—	—	980	980	—	—

Total Loans	$4,964	$354	$9,667	$14,985	$568,420	$583,405	$1,299	$13,877

Allowance for loan and lease losses

The following tables present the activity in the allowance for loan and lease losses according to portfolio segment, for the nine month periods ended September 30, 2012 and September 30, 2011:

September 30, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer ^	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$4,085	$4,670	$36	$793	$768	$994	$149	$11,495
Charge-offs	(831)	(546)	(19)	(12)	(115)	—	—	(1,523)
Recoveries	137	15	16	0	6	—	—	174
Provision	302	546	(2)	(94)	69	(759)	—	62

Ending balance	$3,693	$4,685	$31	$687	$728	$235	$149	$10,208

Allowance for loan and lease losses:
Individually evaluated for impairment	$493	$359	$14	$0	$0	$72	$—	$938
Collectively evaluated for impairment	3,200	4,326	17	687	728	163	149	9,270
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total	$3,693	$4,685	$31	$687	$728	$235	$149	$10,208

Loans and leases:
Ending balance:
Individually evaluated for impairment	$1,472	$6,367	$37	$1,251	$875	$233	$—	$10,235
Collectively evaluated for impairment	105,322	350,074	3,453	71,188	55,590	2,207	—	587,834
Loans acquired with deteriorated credit quality	—	—	24	—	—	—	—	24

Total	$106,794	$356,441	$3,514	$72,439	$56,465	$2,440	$—	$598,093

*	Includes construction loans
^	Includes other loans
Note:	Loan and lease balances do not include $523 thousand in net deferred loan and lease origination costs as of September 30, 2012.

September 30, 2011
(in thousands)	Commercial	Commercial Real Estate Mortgages*	Consumer ^	Residential Mortgages*	HELOC	Finance Leases	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$3,435	$4,252	$29	$548	$540	$1,471	$149	$10,424
Charge-offs	(1,225)	($174)	($17)	—	—	—	—	(1,416)
Recoveries	28	7	8	—	1	—	—	44
Provision	$1,427	$159	$39	$148	$125	($242)	$0	1,656

Ending balance	$3,665	$4,244	$59	$696	$666	$1,229	$149	$10,708

Allowance for loan and lease losses:
Individually evaluated for impairment	$48	$574	$10	$—	$—	$462	$—	$1,094
Collectively evaluated for impairment	3,617	$3,670	$49	696	666	767	149	9,614
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total	$3,665	$4,244	$59	$696	$666	$1,229	$149	$10,708

Loans and leases:
Ending balance:
Individually evaluated for impairment	$2,504	$8,566	$52	$—	$327	$1,135	$—	$12,584
Collectively evaluated for impairment	107,543	$310,723	$3,344	73,002	54,291	6,648	—	555,551
Loans acquired with deteriorated credit quality	—	—	79	—	—	—	—	79

Total	$110,047	$319,289	$3,475	$73,002	$54,618	$7,783	$—	$568,214

*	Includes construction loans
^	Includes other loans
Note:	Loan and lease balances do not include $361 thousand in net deferred loan and lease origination costs as of September 30, 2011.

The following tables present the activity in the allowance for loan and lease losses according to portfolio segment, for the three month periods ended September 30, 2012 and September 30, 2011:

September 30, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages	Consumer	Residential Mortgages	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$4,216	$4,377	$48	$698	$803	$367	$149	$10,658
Charge-offs	(406)	—	(9)	(11)	(102)	—	—	(528)
Recoveries	67	—	2	—	—	—	—	69
Provision	(184)	308	(10)	0	27	(132)	—	9

Ending balance	$3,693	$4,685	$31	$687	$728	$235	$149	$10,208

September 30, 2011
(in thousands)	Commercial	Commercial Real Estate Mortgages	Consumer	Residential Mortgages	HELOC	Finance Leases	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$3,571	$4,294	$44	$578	$560	$1,471	$149	$10,667
Charge-offs	(101)	(32)	(6)	—	—	—	—	(139)
Recoveries	12	7	2	—	—	—	—	21
Provision	183	(25)	19	118	106	(242)	—	159

Ending balance	$3,665	$4,244	$59	$696	$666	$1,229	$149	$10,708

Impaired Loans and Leases

The following tables provide data, at the class level, of impaired loans and leases as of the dates indicated:

	At September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$345	$480	$0	$425	$16	$5
Residential real estate:
Residential	1,251	1,363	—	1,253	30	6
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	1,901	2,031	—	1,909	98	3
Construction	735	814	—	746	20	—
Home equities	875	1,009	—	978	24	9
Direct financing leases	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$5,107	$5,697	$—	$5,311	$188	$23

	At September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
With a related allowance recorded:
Commercial and industrial	$2,806	$3,124	$782	$3,041	$45	$87
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	3,731	3,984	383	3,747	156	—
Construction	934	934	49	934	—	22
Home equities	—	—	—	—	—	—
Direct financing leases	233	247	72	323	14	—
Consumer	61	135	61	62	7	0
Other	—	—	—	—	—	—

Total impaired loans and leases	$7,765	$8,424	$1,347	$8,107	$222	$109

	At September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
Total
Commercial and industrial	$3,151	$3,604	$782	$3,466	$61	$92
Residential real estate:
Residential	1,251	1,363	—	1,253	30	6
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	5,632	6,015	383	5,656	254	3
Construction	1,669	1,748	49	1,680	20	22
Home equities	875	1,009	—	978	24	9
Direct financing leases	233	247	72	323	14	—
Consumer	61	135	61	62	7	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$12,872	$14,121	$1,347	$13,418	$410	$132

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$261	$270	$—	$371	$9	$7
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	2,723	2,916	—	2,503	215	44
Construction	1,442	1,497	—	1,355	48	3
Home equities	327	327	—	331	—	9
Direct financing leases	—	—	—	—	—	—
Consumer	32	95	—	79	7	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$4,785	$5,105	$—	$4,639	$279	$63

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
With a related allowance recorded:
Commercial and industrial	$1,969	$2,007	$405	$2,151	$58	$36
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	4,135	4,418	844	4,257	267	—
Construction	—	—	—	—	—	—
Home equities	170	170	31	170	4	2
Direct financing leases	847	907	350	1,214	60	1
Consumer	44	49	9	56	4	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$7,165	$7,551	$1,639	$7,848	$393	$39

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
	(in thousands)
Total
Commercial and industrial	$2,230	$2,277	$405	$2,522	$67	$43
Residential real estate:
Residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial real estate:
Commercial	6,858	7,334	844	6,760	482	44
Construction	1,442	1,497	—	1,355	48	3
Home equities	497	497	31	501	4	11
Direct financing leases	847	907	350	1,214	60	1
Consumer	76	144	9	135	11	—
Other	—	—	—	—	—	—

Total impaired loans and leases	$11,950	$12,656	$1,639	$12,487	$672	$102

Non-performing loans and leases

The following table sets forth information regarding non-performing loans and leases as of the dates specified:

	September 30, 2012	December 31, 2011
	(in thousands)
Non-accruing loans and leases:

Commercial and industrial loans	$1,452	$2,180

Residential real estate:
Residential	1,251	1,048
Construction	—	167

Commercial real estate:
Commercial and multi-family	4,829	6,858
Construction	735	1,442

Home equities	552	946

Direct financing leases	255	1,160

Consumer loans	61	76

Other	—	—

Total non-accruing loans and leases	$9,135	$13,877

Accruing loans 90+ days past due	280	1,299

Total non-performing loans and leases	$9,415	$15,176

Total non-performing loans and leases to total assets	1.18%	2.05%
Total non-performing loans and leases to total loans and leases	1.57%	2.60%

Troubled debt restructurings

The Company had $10.5 million in loans and leases that were restructured in a troubled debt restructuring (“TDR”) at September 30, 2012, compared with $7.7 million at December 31, 2011. $6.6 million and $7.1 million of those balances were in non-accrual status at September 30, 2012 and December 31, 2011, respectively. Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months. Those loans and leases that are in accruing status have shown evidence of performance for at least six months as of September 30, 2012 and December 31, 2011. One of the restructurings was made under a government assistance program in the third quarter of 2012. Two commercial mortgages with a combined balance of $0.3 million restructured in 2011 and one residential mortgage with a balance of $44 thousand restructured in the second quarter of 2012 are covered under the Bank’s loss-sharing arrangement with the FDIC. All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans and leases where borrowers were experiencing financial difficulty. Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the three and nine month periods ended September 30, 2012 and 2011. The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. This reserve methodology is used because all TDR loans are considered impaired. As of September 30, 2012, there were no commitments to lend additional funds to debtors owing loans or leases whose terms have been modified in TDRs. The Company’s TDRs involve interest only payments and lengthening of terms as concessions to try and maximize the collectability of the loans.

The OCC recently clarified the categorization of loans of borrowers who are in Chapter 7 bankruptcy in which the bankruptcy court discharges the borrower’s obligation to the bank and the borrower does not reaffirm the debt. The release of the borrower’s personal liability as order by the court is considered a concession and the loan would become a TDR. This guidance did not cause any loans in the Company’s portfolio to become a TDR.

The following tables summarize the loans and leases that were classified as troubled debt restructurings as of the dates indicated:

	September 30, 2012
	($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,681	$981	$1,700	$403

Residential real estate:
Residential	518	518	—	—
Construction	—	—	—	—

Commercial real estate:
Commercial and multi family	5,062	4,259	803	383
Construction	1,669	735	934	—

Home equities	323	—	323	—
Direct financing leases	233	107	126	72
Consumer loans	—	—	—	—
Other	—	—	—	—

Total troubled restructured loans and leases	$10,486	$6,600	$3,886	$858

	December 31, 2011
	($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,432	$1,362	$70	$64

Residential real estate:
Residential	—	—	—	—
Construction	—	—	—	—

Commercial real estate:
Commercial and multi family	5,258	5,258	—	708
Construction	—	—	—	—

Home equities	327	—	327	—
Direct financing leases	714	439	275	330
Consumer loans	—	—	—	—
Other	—	—	—	—

Total troubled restructured loans and leases	$7,731	$7,059	$672	$1,102

The following table shows the data for TDR activity for the three and nine month periods ended September 30, 2012:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	($ in thousands)			($ in thousands)
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial and Industrial	2	1,680	1,680	4	1,936	1,936

Residential Real Estate:
Residential	1	475	475	2	518	518
Construction	—	—	—	—	—	—

Commercial Real Estate:
Commercial & Multi-Family	1	260	260	3	982	982
Construction	2	1,669	1,669	2	1,669	1,669

Home Equities	—	—	—	—	—	—
Direct financing leases	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Other	—	—	—	—	—	—

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan or lease is determined to be uncollectible, the loan or lease will be charged off. The following table presents loans and leases which were classified as TDR’s during the previous 12 months which have defaulted during the three and nine month periods ended September 30, 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and Industrial	—	—	4	$876
Residential Real Estate:
Residential	1	$44	1	44
Construction	—	—	—	—
Commercial Real Estate:
Commercial and Multi-Family	—	—	4	804
Construction	—	—	1	735
Home Equities	—	—	—	—
Direct financing leases	—	—	—	—
Consumer loans	—	—	—	—
Other	—	—	—	—

Covered Loans and the Related Allowance

On July 24, 2009, the Bank entered into a definitive purchase and assumption agreement with the FDIC under which the Bank assumed approximately $51.0 million in liabilities, consisting almost entirely of deposits, and purchased substantially all of the assets of Waterford Village Bank. The loan portfolio acquired in the transaction totaled $42.0 million. The loans acquired in that acquisition are referred to as “covered” loans because they are “covered” by a loss sharing agreement with the FDIC. The agreement calls for the FDIC to reimburse the Bank for 80% of losses up to $5.6 million and 95% of losses beyond that threshold. At acquisition, the Company marked the covered loan portfolio to its market value and the allowance for loan and lease losses related to the covered loans was zero. Since acquisition, management has provisioned for any incremental increases in estimated credit losses due to deterioration in specific loans or increased risk factors on pools of loans. As a result of the FDIC guarantees, the provision for loan and lease losses and the allowance for loan and lease losses at September 30, 2012 and December 31, 2011 are presented net of FDIC guarantees related to covered loans. The following table depicts the allowance for loan and lease losses related to covered loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Covered loans	$22,540	$26,429

Incremental estimated credit losses since acquisition	567	506
FDIC guarantee	(454)	(405)

Allowance for loan and lease losses, covered loans	$113	$101

5. PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. For the three and nine month periods ended September 30, 2012 the Company had 24,321 and 13,436 average dilutive shares, respectively. The Company had 1,767 and 6,331 average dilutive shares for the three and nine month periods ended September 30, 2011, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and nine month periods ended September 30, 2012 there were approximately 71,234 and 161,596 average shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive. There were 157,054 and 166,155 potentially anti-dilutive average shares for the three and nine month periods ended September 30, 2011.

6. OTHER COMPREHENSIVE INCOME

The following tables display the components of other comprehensive income (loss):

	Three months ended September 30, 2012
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain on investment securities	$582	($225)	$357

Defined benefit pension plans:
Amortization of prior service cost	21	(8)	13
Amortization of actuarial loss	41	(15)	26

Total	62	(23)	39

Other Comprehensive Income	$644	($248)	$396

	Three months ended September 30, 2011
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain on investment securities:
Unrealized gain on investment securities	$1,151	($445)	$706
Reclassification of gain on sale of securities	(26)	10	(16)

Total	$1,125	($435)	$690
Defined benefit pension plans:
Amortization of prior service cost	23	(9)	14
Amortization of actuarial loss	9	(4)	5

Total	32	(13)	19

Other Comprehensive Income	$1,157	($448)	$709

	Nine months ended September 30, 2012
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain on investment securities	$415	($159)	$256

Defined benefit pension plans:
Amortization of prior service cost	65	(25)	40
Amortization of actuarial loss	127	(49)	78

Total	192	(74)	118

Other Comprehensive Income	$607	($233)	$374

	Nine months ended September 30, 2011
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain on investment securities:
Unrealized gain on investment securities	$2,563	($992)	$1,571
Reclassification of gain on sale of securities	(26)	10	(16)

Total	$2,537	($982)	$1,555

Defined benefit pension plans:
Amortization of prior service cost	65	(24)	41
Amortization of actuarial loss	28	(11)	17

Total	93	(35)	58

Other Comprehensive Income	$2,630	($1,017)	$1,613

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2012 and 2011.

Three Months Ended September 30, 2012

(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$6,976	(31)	$6,945
Provision for loan and lease losses	9	—	9

Net interest income (expense) after provision for loan and lease losses	6,967	(31)	6,936
Non-interest income	1,442	—	1,442
Insurance service and fees	—	1,774	1,774
Non-interest expense	6,078	1,278	7,356

Income before income taxes	2,331	465	2,796
Income tax provision	479	181	660

Net income	$1,852	$284	$2,136

Three Months Ended September 30, 2011

(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$6,544	($30)	$6,514
Provision for loan and lease losses	159	—	159

Net interest income (expense) after provision for loan and lease losses	6,385	(30)	6,355
Non-interest income	1,335	—	1,335
Insurance service and fees	—	1,849	1,849
Non-interest expense	5,434	1,369	6,803

Income before income taxes	2,286	450	2,736
Income tax provision	646	164	810

Net income	$1,640	$286	$1,926

Nine Months Ended September 30, 2012

(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$20,771	($93)	$20,678
Provision for loan and lease losses	62	—	$62

Net interest income (expense) after provision for loan and lease losses	20,709	(93)	20,616
Non-interest income	4,180	—	4,180
Insurance service and fees	—	5,363	5,363
Non-interest expense	17,805	3,783	21,588

Income before income taxes	7,084	1,487	8,571
Income tax provision	1,982	580	2,562

Net income	$5,102	$907	$6,009

Nine Months Ended September 30, 2011

(in thousands)

		Insurance Agency
	Banking Activities	Activities	Total
Net interest income (expense)	$19,186	($89)	$19,097
Provision for loan and lease losses	1,656	—	1,656

Net interest income (expense) after provision for loan and lease losses	17,530	(89)	17,441
Non-interest income	4,031	—	4,031
Insurance service and fees	—	5,539	5,539
Non-interest expense	16,063	4,106	20,169

Income before income taxes	5,498	1,344	6,842
Income tax provision	1,560	509	2,069

Net income	$3,938	$835	$4,773

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

	September 30, 2012	December 31, 2011
	(in thousands)
Commitments to extend credit	$137,832	$134,204

Standby letters of credit	8,118	3,429

Total	$145,950	$137,633

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

The Company is subject to possible litigation proceedings in the normal course of business. As of September 30, 2012 and December 31, 2011, there were no claims pending against the Company that management considered material.

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

The Bank contributed $340 thousand to the defined benefit pension plan in the first nine months of 2012 and plans to contribute an additional $30 thousand before the end of the year.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and nine month periods ended September 30, 2012 and 2011:

Three months ended September 30,

(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan
	2012	2011	2012	2011
Service cost	$—	$—	$45	$45
Interest cost	54	54	39	47
Expected return on plan assets	(57)	(57)	—	—
Amortization of prior service cost	—	—	22	21
Amortization of the net loss	16	7	27	3

Net periodic cost	$13	$4	$133	$116

Nine months ended September 30,

(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan
	2012	2011	2012	2011
Service cost	$—	$—	$135	$135
Interest cost	160	163	116	142
Expected return on plan assets	(170)	(171)	—	—
Amortization of prior service cost	—	—	65	65
Amortization of the net loss	47	20	81	8

Net periodic cost	$37	$12	$397	$350

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

ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this ASU effective January 1, 2012. The Company will evaluate the need for a two-step goodwill impairment test each period subsequent to adoption. The Company typically performs its goodwill impairment test as of December 31st on an annual basis. As there were no triggering events in the quarter ended September 30, 2012, management did not test goodwill for impairment. The Company does not expect adoption of this ASU to have a material effect on its financial statements.

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

The Company adopted the amendments in this Update at the same time as ASU 2011-05, which became effective beginning in the interim period ended March 31, 2012. As the Company had no reclassifications adjustments within other comprehensive income, this Update had no impact on the Company’s financial statements.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant accounting policies followed by the Company are presented in Note 1 — “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2011. These policies, along with the disclosures presented in the other Notes to the Company's Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.

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

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model. The goodwill impairment testing is typically performed annually on December 31st. No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value. There were no triggering events in the three and nine month periods ended September 30, 2012 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Activity

Total loans and leases grew to $598.6 million at September 30, 2012, reflecting a $0.7 million or 0.1% increase from June 30, 2012 and a $15.2 million or 2.6% increase from December 31, 2011. The national direct financing lease portfolio declined $0.9 million during the third quarter to $2.4 million at September 30, 2012 as the Company had ceased lease originations in the second quarter of 2009 and is winding down the portfolio and exiting this business line.

Core loans, defined as total loans less leases, were $596.2 million at September 30, 2012, a $1.6 million, or 0.3% increase from $594.6 million at June 30, 2012 and an $18.8 million, or 3.3% increase from December 31, 2011. The large amount of loans closed in the fourth quarter of 2011 left the Company’s loan pipeline relatively lighter to start 2012. The Company re-filled the pipeline in the first quarter and early second quarter and was able to generate significant loan closings in the second quarter, with the highest level of growth driven by commercial and multi-family real estate loans. Loan balances in the third quarter were relatively flat as demand has been relatively soft and the marketplace remains extremely competitive. Compared with core loan balances of $560.8 million at September 30, 2011, the growth rate over the past twelve months has been 6.3%.

Loans secured by real estate were $485.3 million at September 30, 2012, an increase of $2.8 million or 0.6% from June 30, 2012, and $20.1 million or 4.3% from December 31, 2011. The strongest growth was in commercial real estate construction loans, which increased $3.8 million or 11.9% in the third quarter of 2012. Year-to-date, growth in commercial real estate construction was $7.7 million, or 27.6%. Commercial real estate lending has long been an area of strength of the Bank and its loan officers and the historical strong performance has continued in 2012.

Residential mortgages increased to $70.4 million at September 30, 2012 from $69.3 million at June 30, 2012, but decreased from $73.6 million at December 31, 2011. The Company has sold the majority of its originated residential mortgage loans as long-term fixed rate mortgage loan rates remain near all-time historic lows. This, along with prepayments from existing customers re-financing their homes, has resulted in the decrease in residential mortgage balances in 2012. Residential mortgage originations increased to $9.0 million and $24.1 million in the three and nine month periods ended September 30, 2012, respectively, compared with $6.0 million and $23.6 million in the three and nine month periods ended September 30, 2011, respectively.

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages. During the three and nine month periods ended September 30, 2012, the Bank sold mortgages to FNMA totaling $6.0 million and $17.1 million, respectively, as compared with $2.6 million and $15.8 million sold during the three and nine month periods ended September 30, 2011, respectively. At September 30, 2012, the Bank had a loan servicing portfolio principal balance of $70.5 million upon which it earns servicing fees, as compared with $68.4 million at June 30, 2012 and $62.4 million at December 31, 2011. The value of the mortgage servicing rights for that portfolio was $0.4 million at September 30, 2012, June 30, 2012 and December 31, 2011. Residential mortgage loans held-for-sale were $2.7 million at September 30, 2012, compared with $1.0 million at June 30, 2012 and $3.6 million at December 31, 2011. The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

The Company continues to focus on commercial and industrial (“C&I”) lending as a way to diversify its loan portfolio, which has historically experienced strong growth rates in real estate loans. However, the Company faces the headwinds of a low growth economy and a very competitive local market. Line of credit commitments and line of credit usage decreased in the third quarter, resulting in C&I balances declining to $106.8 million at September 30, 2012, compared with $107.8 million at June 30, 2012, and $109.5 million at December 31, 2011.

Leasing Portfolio

As noted above, management made the strategic decision in April 2009 to exit the national direct financing lease business and market the portfolio for sale. This decision resulted in the classification of the leasing portfolio as held-for-sale and the portfolio being marked to its market value at September 30, 2009. The mark-to-market adjustment was $7.2 million. At September 30, 2009, management determined to keep the lease portfolio and service it to maturity, terminated its plans to actively market the portfolio for sale, and the portfolio was placed back into held-for-investment at the revised carrying amount as of September 30, 2009. The difference between the principal value and the carrying value, initially created by the mark-to-market adjustment at September 30, 2009, reduces over time as individual leases deteriorate, become uncollectible, and are written off. The allowance for lease losses was zero at September 30, 2009 when the portfolio was classified as held-for-sale and reported at its fair market value. With the portfolio classified as held-for-investment at September 30, 2012, the portfolio has been evaluated in accordance with the Company’s normal credit review policies in determining the appropriate allowance for lease losses. During the third quarter of 2012, a net of $4 thousand in leases were written off and the difference between the principal value and carrying value of the leasing portfolio remained the same at $0.1 million at September 30, 2012 when compared with June 30, 2012. Non-performing leases of $0.3 million at September 30, 2012 declined from $0.4 million at June 30, 2012 and $1.2 million at December 31, 2011. There were no new leases placed in nonaccrual in the third quarter. With both performing and non-performing lease balances declining, management determined that the allowance for leasing losses should decrease by $0.1 million in the third quarter of 2012, following a $0.2 million decrease in the second quarter of 2012 and a $0.4 million decrease in the first quarter of 2012. The following table illustrates the write-off and allowance activity related to the leasing portfolio over the past five quarters.

	($ in thousands)
	2012			2011
	September 30,	June 30,	March 31,	December 31,	September 30,
Leasing Principal Balance	$2,526	$3,445	$4,953	$6,509	$8,467
Mark	(86)	(90)	(441)	(488)	(684)

Leasing Carrying Value	$2,440	$3,355	$4,512	$6,021	$7,783

Mark-to-Market Adjustment	$90	$441	$488	$684	$779
Net Write-Offs	(4)	(351)	(47)	(196)	(95)

Remaining Mark	$86	$90	$441	$488	$684

	For the three months ended
	2012			2011
	September 30,	June 30,	March 31,	December 31,	September 30,
Allowance for lease losses	$367	$583	$994	$1,229	$1,471
Provision for leases	(132)	(216)	(411)	(235)	(242)
Leasing net charge-offs	—	—	—	—	—

Allowance for lease losses	$235	$367	$583	$994	$1,229

Total mark plus allowance	$321	$457	$1,024	$1,482	$1,913
Mark + allowance/leasing principal balance	12.71%	13.27%	20.67%	22.77%	22.59%

Credit Quality of Loan Portfolio

Total non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled $9.4 million, or 1.57% of total loans and leases outstanding, at September 30, 2012, compared with $11.0 million, or 1.84%, at June 30, 2012 and $15.2 million, or 2.60% of total loans and leases outstanding at December 31, 2011. There were several reasons for the decline in non-performing loans and leases during the past three quarters.

In the first six months of 2012, certain construction loans that were formerly more than 90 days past their maturity dates were converted to permanent loans and remain performing as of September 30, 2012 ($1.4 million). The non-performing leasing portfolio continued to improve and run off ($0.7 million). Other reasons for the decline in non-performing loans and leases included charge-offs ($0.6 million), pay-offs and pay-downs ($0.9 million), and improved performance justifying a return to performing status ($0.5 million).

In the third quarter of 2012, non-performing loans and leases continued to decline. The Company had two non-accruing loans pay off, including two commercial real estate loans for $0.5 million and $0.3 million. The Company partially charged off $0.4 million of a $2.1 million commercial and industrial relationship that was risk rated a 7 on the Company internal risk rating scale and had previously been reserved for. The Company also charged off $0.1 million of a home equity loan. The leasing portfolio continued its run-off in the third quarter with non-accruing leases declining by $0.2 million. The remaining net $0.2 million decrease is from payments on non-accruing loans that remain in the portfolio.

The allowance for loan and lease losses totaled $10.2 million, or 1.71% of total loans and leases outstanding as of September 30, 2012, compared with $10.7 million or 1.78% at June 30, 2012, and $11.5 million or 1.97% at December 31, 2011. The decrease in the allowance over the prior year end resulted from a $0.8 million release of reserves on the leasing portfolio and net charge-offs of $1.4 million in the nine month period ended September 30, 2012, partially offset by a $0.8 million provision for loan losses. The provision for loan losses resulted from the charge-off of three loans that exceeded the reserve associated with those loans at the time of the charge-offs, as well as the loan growth through the first nine months of 2012. The $0.5 million in net charge-offs in the third quarter of 2012 equates to a 0.31% annualized ratio as a percentage of average net loans and leases. This compares with a 0.30% ratio in the second quarter of 2012 and 0.09% in the third quarter of 2011. For the nine months ended September 30, 2012, the $1.4 million in net charge-offs equated to 0.31% of average net loans and leases, compared with $1.4 million in net charge-offs for a ratio of 0.35% in the first nine months of 2011.

The coverage ratio of the allowance for loan and lease losses to non-performing loans and leases increased from 76% at December 31, 2011 to 97% at June 30, 2012 and 108% at September 30, 2012. There are two factors that significantly influence these ratios. The first factor is the covered loan portfolio acquired in the Waterford transaction which are covered by an FDIC loss-sharing agreement that guarantees 80% of any losses incurred in the portfolio up to $5.6 million, and 95% of losses beyond that threshold. The second factor is the leasing portfolio, which carries significantly higher risk, but also has the remaining mark to consider as depicted in the table above. The following table depicts the allowance and non-performing ratios by segregating the covered and non-covered loan portfolios and the leasing portfolio as of the following dates:

	September 30, 2012
	($ in thousands)
	Balance	Allowance for loan and lease losses	Non-performing loans and leases	Allowance for loan and lease losses/ Total loans and leases	Non-performing loans and leases/Total loans and leases	Allowance for loan and lease losses/ Non- performing loans and leases
Non-covered loans	$573,636	$9,860	$7,245	1.72%	1.26%	136.09%
Covered loans	22,540	113	1,915	0.50%	8.50%	5.90%
Leases	2,440	235	255	9.63%	10.45%	92.16%

Total	$598,616	$10,208	$9,415	1.71%	1.57%	108.42%

	December 31, 2011
	($ in thousands)
	Balance	Allowance for loan and lease losses	Non-performing loans and leases	Allowance for loan and lease losses/ Total loans and leases	Non-performing loans and leases/Total loans and leases	Allowance for loan and lease losses/ Non- performing loans and leases
Non-covered loans	$550,955	$10,400	$11,488	1.89%	2.09%	90.53%
Covered loans	26,429	101	2,528	0.38%	9.57%	4.00%
Leases	6,021	994	1,160	16.51%	19.27%	85.69%

Total	$583,405	$11,495	$15,176	1.97%	2.60%	75.74%

Investing Activities

Total securities were $95.9 million at September 30, 2012, compared with $96.8 million at June 30, 2012 and $103.8 million at December 31, 2011. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks, increased from $3.2 million at December 31, 2011 to $31.4 million at June 30, 2012 and $52.7 million at September 30, 2012. Interest-bearing cash has increased as deposit growth outpaced loan growth. Securities and interest-bearing deposits at correspondent banks made up 20.0 % of the Bank’s total average interest earning assets in the third quarter of 2012, compared with 19.6% in the second quarter of 2012.

The Company’s highest concentration in its securities portfolio is in tax-advantaged debt securities issued by state and political subdivisions with 33.1% at September 30, 2012, compared with 31.1% at December 31, 2011. The concentration in U.S. government-sponsored agency bonds was 25.6% of the portfolio at September 30, 2012, compared with 29.1% of the portfolio at December 31, 2011.

The credit quality of the securities portfolio as a whole is believed to be strong as the portfolio has no individual securities in a significant unrealized loss position. Despite interest rates remaining near historic lows, the net unrealized gain position of the investment portfolio increased from $4.1 million at December 31, 2011 and $4.0 million at June 30, 2012 to $4.6 million at September 30, 2012.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. Available-for-sale securities with a total fair value of $74.9 million at September 30, 2012, as compared with $76.7 million at December 31, 2011, were pledged as collateral to secure public deposits and for other purposes required or permitted by law. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at September 30, 2012 were $672.7 million, reflecting an $18.8 million or 2.9% increase from June 30, 2012 and a $56.5 million, or 9.2%, increase from December 31, 2011. Total demand deposits at September 30, 2012 were $126.3 million, reflecting a $10.0 million or 8.6% increase from June 30, 2012, and an $8.2 million or 7.0% increase from December 31, 2011. Demand deposit balances fluctuate day-to-day based on the high volume of transactions normally associated with the demand product, and therefore average demand deposit growth is a valuable measure of sustained growth. Average demand deposits of $124.6 million during the three month period ended September 30, 2012 was 8.3% higher than the second quarter of 2012, and 12.2% higher than the prior year’s third quarter. Most of the Company’s growth in the past year in demand deposits has come from commercial customers.

The Company’s retail deposit growth vehicle continues to be the complementary Better Checking and Better Savings products, which are included in the NOW and regular savings deposit categories, respectively, on the Company’s balance sheet. The Better Checking product is unique in the Bank’s Western New York footprint as it pays a premium interest rate as a reward to customers who demonstrate a deep relationship with the Bank as evidenced by regular use of their debit card, use of direct deposit, and electronic statements. Overall, Better Checking deposits increased $3.4 million, or 7.4%, during the third quarter of 2012 and $9.8 million, or 24.6%, during the first nine months of the year. Regular savings deposits increased $8.6 million, or 2.5%, during the third quarter of 2012 and $37.8 million, or 12.1% during the first nine months of the year. That growth is mostly a result of an increase in Better Savings deposits, offset by decreases in legacy savings products. Growth in NOW and savings deposits slowed in the third quarter as the Company lowered rates on selected deposit products given the Company’s current excess liquidity and declining net interest margin in this extended low rate environment.

Time deposits were $107.7 million at September 30, 2012, a decrease of $0.6 million, or 0.6%, from June 30, 2012, and a $5.8 million, or 5.1%, decrease from December 31, 2011. Time deposit rates remain near historic lows. As a result, customers have continued to show a preference for liquid savings products over time deposits.

Other borrowings, which typically include the Bank’s overnight line of credit and other advances with the FHLBNY, were $19.0 million at September 30, 2012 and June 30, 2012, and $22.0 million at December 31, 2011 as a $3.0 million advance with FHLBNY matured and was not replaced. Because the Company’s deposit growth has outpaced its loan growth this year, the Bank has not needed to add to its wholesale borrowings.

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

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$590,200	$7,567	5.13%	$541,357	$7,254	5.36%
Taxable securities	64,923	450	2.77%	63,483	571	3.60%
Tax-exempt securities	34,424	277	3.22%	35,043	337	3.85%
Interest bearing deposits at banks	48,619	15	0.12%	17,200	7	0.16%

Total interest-earning assets	738,166	$8,309	4.50%	657,083	$8,169	4.97%

Non interest-earning assets:

Cash and due from banks	10,941			13,688
Premises and equipment, net	10,901			10,552
Other assets	35,934			35,407

Total Assets	$795,942			$716,730

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$62,283	$161	1.03%	$45,604	$151	1.32%
Regular savings	374,170	494	0.53%	315,487	588	0.75%
Time deposits	108,179	451	1.67%	125,037	647	2.07%
Other borrowed funds	19,000	164	3.45%	22,003	183	3.33%
Junior subordinated debentures	11,330	88	3.11%	11,330	82	2.90%
Securities sold U/A to repurchase	9,553	6	0.25%	6,211	4	0.26%

Total interest-bearing liabilities	584,515	$1,364	0.93%	525,672	$1,655	1.26%

Noninterest-bearing liabilities:
Demand deposits	124,590			111,044
Other	13,186			12,273

Total liabilities	$722,291			$648,989

Stockholders’ equity	73,651			67,741

Total Liabilities and Equity	$795,942			$716,730

Net interest earnings		$6,945			$6,514

Net interest margin			3.76%			3.97%

Interest rate spread			3.57%			3.71%

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$578,003	$22,596	5.21%	$527,988	$21,486	5.43%
Taxable securities	67,852	1,452	2.85%	60,684	1,596	3.51%
Tax-exempt securities	34,145	879	3.43%	37,710	1,096	3.88%
Interest bearing deposits at banks	36,959	39	0.14%	14,214	19	0.18%

Total interest-earning assets	716,959	$24,966	4.64%	640,596	$24,197	5.04%

Non interest-earning assets:

Cash and due from banks	11,239			15,204
Premises and equipment, net	10,586			10,640
Other assets	36,315			35,593

Total Assets	$775,099			$702,033

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW	$59,266	$451	1.01%	$42,947	$388	1.21%
Regular savings	361,528	1,583	0.58%	298,091	1,526	0.68%
Time deposits	109,844	1,460	1.77%	135,922	2,354	2.31%
Other borrowed funds	20,548	517	3.35%	23,721	577	3.24%
Junior subordinated debentures	11,330	261	3.07%	11,330	245	2.88%
Securities sold U/A to repurchase	9,261	16	0.23%	6,205	10	0.22%

Total interest-bearing liabilities	571,777	$4,288	1.00%	518,216	$5,100	1.31%

Noninterest-bearing liabilities:
Demand deposits	118,524			106,220
Other	13,020			11,698

Total liabilities	$703,321			$636,134

Stockholders’ equity	71,778			65,899

Total Liabilities and Equity	$775,099			$702,033

Net interest earnings		$20,678			$19,097

Net interest margin			3.85%			3.97%

Interest rate spread			3.64%			3.73%

Net Income

Net income grew to $2.1 million in the third quarter of 2012, up 10.9% from net income of $1.9 million in the third quarter of 2011. The improvement in net income reflected a combination of higher net interest income and a $0.2 million year-over-year reduction in the provision for loan and lease losses. Return on average equity was 11.60% for the third quarter of 2012 compared with 11.37% in the third quarter of 2011.

For the nine months ended September 30, 2012, the Company recorded net income of $6.0 million, or $1.45 per diluted share, a 26% increase over net income of $4.8 million, or $1.16 per diluted share, in the same period in 2011. The return on average equity was 11.15% for the nine-month period ended September 30, 2012, compared with 9.66% in the same period in 2011.

Other Results of Operations — Quarterly Comparison

Net interest income was $6.9 million for the 2012 third quarter, up 6.6% when compared with the third quarter of 2011 and comparable to the second quarter of 2012. Growth in interest-earning assets drove the increase from the third quarter of 2011 and offset net interest margin contraction relative to the same period. Core loans, which are defined as total loans and leases less leases, were $596.2 million at September 30, 2012, an increase of 6.3% from $560.8 million at September 30, 2011, and up 0.3% (1.1% annualized) from $594.6 million at June 30, 2012. The majority of the loan growth since the third quarter of 2011 was in the commercial mortgage loan portfolio.

The Company’s net interest margin decreased to 3.76% for the third quarter of 2012, down from the second quarter rate of 3.85% and down from 3.97% in the third quarter of 2011. As compared with last year’s third quarter the decrease in the net interest margin is a result of the continued declining interest rate environment. The Company has been able to partially offset the 47 basis point decrease in yield on interest-earning assets through re-pricing its interest bearing liabilities by 33 basis points. The contribution of interest-free funds declined by 7 basis points when compared with the third quarter 2011.

The Company’s loan and investment portfolios continue to re-price into lower yields, as evidenced by a decrease in yield on interest-earning assets of 14 basis points from the second quarter of 2012.

The provision for loan and lease losses decreased to $9 thousand in the third quarter of 2012 from a provision of $0.2 million in the prior year’s third quarter, and decreased from a provision of $0.3 million in the linked second quarter of 2012. The third quarter of 2012 benefitted from a release of $0.1 million in leasing provision after continued improvement in the leasing portfolio’s performance, which offset an increased specific reserve of $0.1 million on a commercial real estate loan. With no other significant deterioration in credit quality and relatively low loan growth rate of 0.3% in the quarter, provision for loan and lease losses was near zero.

Non-interest income, which represented 31.7% of total revenue in the third quarter of 2012, increased 1.0%, or $32 thousand, to $3.2 million when compared with the third quarter of 2011. Insurance agency revenue of $1.8 million was down $75 thousand, or 4.0%, when compared with the 2011 third quarter due mostly to decreases in personal lines revenue. Premiums on residential mortgages sold to Fannie Mae increased from $33 thousand in last year’s third quarter to $129 thousand in this year’s third quarter, a 291% increase. The Company was able to achieve better execution and improved margins on loan sales in 2012 when compared with 2011. Compared with the second quarter of 2012, total non-interest income was up $0.2 million due mainly to TEA’s increase in revenue of $0.1 million, reflecting the typical revenue cycle seasonality, and an increase in deposit service charges of $50 thousand, reflecting increased overdraft activity.

Total non-interest expense was $7.4 million in the third quarter of 2012, an increase of 8.1%, from $6.8 million in the third quarter of 2011. The largest component of the increase was salaries and employee benefits, which was up $0.7 million, or 17.3%, when compared with the third quarter of 2011. This rise is due in part to merit increases awarded for 2011 performance, higher health care costs, and increased staff. However, $0.5 million is a non-routine expense related to the severance costs incurred due to the departure of an executive from the Company.

As a result of the increase in non-interest expense, the efficiency ratio increased to 71.64% for the third quarter of 2012 from 69.10% for the third quarter of 2011.

Income tax expense for the quarter ended September 30, 2012, was $0.7 million, representing an effective tax rate of 23.6% compared with an effective tax rate of 29.6% in the third quarter of 2011. The decrease in tax rate in the third quarter was primarily due to a previously unrecognized tax benefit of $220 thousand related to the expiration of a statute from the 2008 tax year. Excluding the non-routine item, the effective tax rate would have been 31.5%. The increase in the normalized tax rate is a reflection of tax-exempt income being a lower portion of overall pre-tax income.

Other Results of Operations — Year-to-Date Comparison

Net interest income was $20.7 million for the nine months ended September 30, 2012, an 8.3% increase from the first nine months of 2011. Growth in interest-earning assets, particularly loans, and a reduction in the rate paid on interest-bearing deposits drove the increase from 2011 and offset the net interest margin contraction relative to the same period.

The Company’s net interest margin decreased to 3.76% for the nine month period ended September 30, 2012, down from 3.97% in the first nine months of 2011. As the low interest rate cycle continues, the Company’s loan and investment portfolios re-price into lower yields as evidenced by a decrease in yield on interest-earning assets of 47 basis points in the first nine months of 2012 when compared with the same period in 2011. The Company benefited from re-pricing its interest-bearing liabilities earlier in the interest rate cycle so these rates have fallen less than the yield on interest-earning assets in the past year. Correspondingly, the cost of interest-bearing liabilities for the first nine months of 2012 declined only 33 basis points when compared with the same period in 2011.

The provision for loan and lease losses decreased to $0.1 million in the nine month period ended September 30, 2012 from a provision of $1.7 million in the nine month period ended September 30, 2011. With the continuing improvement in the performance of the leasing portfolio, including a steep decrease in non-performing leases, the Company released $0.8 million in leasing reserves in the first nine months of 2012 compared with a release of leasing reserves of $0.2 million in the first nine months of 2011. The provision for loan losses (not including leases) decreased from $1.9 million in the nine month period ended September 30, 2011 to $0.8 million in the first nine months of 2012. In the prior year period there was deterioration in several commercial loan relationships that drove the higher provision. In contrast, in 2012, the percentage of total loans and leases that are non-performing has decreased from 2.60% at December 31, 2011 to 1.57% at September 30, 2012.

Non-interest income, which represented 31.7% of total revenue in the first nine months of 2012, decreased 0.3%, or $27 thousand, to $9.5 million when compared with the first nine months of 2011. Data center income, which declined $0.2 million from the prior year’s first nine months, is from the Bank’s wholly-owned subsidiary, Suchak Data Systems, LLC (“SDS”). SDS is a data processing company which was acquired by the Bank on December 31, 2008. The original contracted revenue generated by service agreements with other banks is expiring as expected. The Company is focusing on the original purpose for the purchase of SDS, which was to provide resources for its own internal bank processing needs. Insurance agency revenue of $5.4 million for the nine month period ended September 30, 2012 was down $0.1 million, or 3.2%, when compared with the nine month period ended September 30, 2011 due mostly to a decrease in profit sharing revenue from the insurance carriers. The lower profit sharing is driven by higher loss ratios related to lower premium levels. These negative trends were somewhat offset by increased deposit service charges, premiums on loans sold, bank-owned life insurance (“BOLI”) income and other income. Deposit service charges increased $59 thousand, or 4.5%, compared with the first nine months of 2011, primarily due to increases in fee rates to be more in-line with market competition. Premiums on loans sold increased $152 thousand year over year due to more disciplined pricing and improved execution on loan sales to FNMA. BOLI income increased $39 thousand, or 11.8%, due to an increased investment in BOLI. Other income was up $136 thousand in the first nine months of 2012 when compared to the prior year mostly from higher interchange and ATM fees ($76 thousand), merchant services fees ($41 thousand), and FNMA servicing fees ($30 thousand).

Total non-interest expense was $21.6 million in the nine month period ended September 30, 2012, an increase of $1.4 million, or 7.0%, from $20.2 million in the third quarter of 2011. The largest component of the increase was salaries and employee benefits, which was up $1.3 million, or 11.2%, from the first nine months of 2011 to $13.2 million in the first nine months of 2012. Part of the increase reflected merit increases awarded for 2011 performance, higher health care costs and increased staff levels, with the rest coming from a $0.5 million severance payment to a former executive. Professional services expenses increased $0.2 million from $1.3 million in the nine month period ended September 30, 2011 to $1.5 million in the first nine months of 2012. The increase is due mainly to higher legal expenses, particularly those related to resolving and collecting impaired loans.

As a result of the increase in non-interest expense, the efficiency ratio increased to 70.48% for the nine month period ended September 30, 2012 from 69.11% in the corresponding period in 2011.

Income tax expense for the nine months ended September 30, 2012, was $2.6 million, representing an effective tax rate of 29.9% compared with an effective tax rate of 30.2% in the nine month period ended September 30, 2011. Excluding the non-routine tax benefit of $0.2 million described above under “Other Results of Operations — Quarterly Comparison,” the effective tax rate the first nine months of 2012 would have been 32.5%. The normalized effective tax rate increased as tax-exempt income, such as interest income from municipal bonds and the increase in the cash surrender value of bank-owned life insurance, comprised a smaller percentage of total income.

CAPITAL

The Company consistently maintains regulatory capital ratios measurably above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 9.71% at September 30, 2012 and December 31, 2011. Book value per share of the Company’s common stock was $17.82 at September 30, 2012, compared with $16.72 at December 31, 2011. Tangible book value per share (a non-GAAP measure) at September 30, 2012 was $15.77, compared with $14.60 at December 31, 2011. The increase in both book value and tangible book value per share is a result of the Company’s $6.0 million in net income, somewhat offset by the $1.8 million in dividends declared in 2012.

Tangible book value per share is a non-GAAP measure. The Company uses this measure to provide information for investors to effectively analyze financial trends and to enhance comparability with peers. A detailed reconciliation of the Company’s GAAP to non-GAAP measure follows:

($ in thousands, except per share data)	September 30, 2012	December 31, 2011
Stockholders’ equity (“book value”)	$73,981	$68,988

Goodwill	(8,101)	(8,101)
Intangible assets	(391)	(678)

Tangible book value	$65,489	$60,209

Number of common shares outstanding	4,151,985	4,124,892

Tangible book value per share	$15.77	$14.60

On August 21, 2012, the Company declared a semi-annual cash dividend of $0.22 per share on the Company’s outstanding common stock. The dividend was paid on October 9, 2012 to shareholders of record as of September 11, 2012. The dividend was consistent with the previous semi-annual dividend of $0.22 paid on April 10, 2012.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates. Advances of up to $132.8 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances. The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network. The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source. In May 2010, the Company raised $13.4 million in net proceeds in connection with a registered offering and sale of 1.2 million shares of common stock.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At September 30, 2012, approximately 4.9% of the Bank’s securities had contractual maturity dates of one year or less and approximately 23.1% had maturity dates of five years or less.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. At September 30, 2012, in the Company’s internal stress test, the Company had net short-term liquidity of $139.1 million as compared with $82.6 million at December 31, 2011. Available assets of $151.5 million, divided by public and purchased funds of $114.1 million, resulted in a long-term liquidity ratio of 133% at September 30, 2012, compared with 99% at December 31, 2011.

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

(in thousands)

	September 30, 2012	December 31, 2011
Changes in interest rates

+200 basis points	$1,171	$1,126
+100 basis points	1,616	1,452

-100 basis points	NM	NM
-200 basis points	NM	NM

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

ITEM 4—CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of September 30, 2012 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Evans Bancorp, Inc.

DATE
November 2, 2012	/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE
November 2, 2012	/s/ Gary A. Kajtoch
Gary A. Kajtoch
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Name	Page No.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	53

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	54

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	55

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	56

101	The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets — September 30, 2012 and December 31, 2011; (ii) Unaudited Consolidated Statements of Income—Three months ended September 30, 2012 and 2011; (iii) Unaudited Consolidated Statements of Income—Nine months ended September 30, 2012 and 2011; (iv) Unaudited Statements of Consolidated Comprehensive Income—Three months ended September 30, 2012 and 2011; (v) Unaudited Statements of Consolidated Comprehensive Income—Nine months ended September 30, 2012 and 2011; (vi) Unaudited Consolidated Statements of Stockholder’s Equity—Nine months ended September 30, 2012 and 2011; (vii) Unaudited Consolidated Statements of Cash Flows—Nine months ended September 30, 2012 and 2011; and (vi) Notes toUnaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.