Form 10-K
period 2012-12-31
EVANS BANCORP INC
filed 2013-03-04
CIK 842518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended:  December 31, 2012

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

Commission file number: 001-35021

EVANS BANCORP, INC.

(Exact name of registrant as specified in its charter)

New York	16-1332767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14-16 North Main Street, Angola, New York	14006
(Address of principal executive offices)	(Zip Code)

(716) 926-2000
Registrant’s telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.50 per share	NYSE MKT LLC

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” "accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

On June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $48.8 million, based upon the closing sale price of a share of the registrant’s common stock on the NYSE MKT LLC.

As of March 1, 2013,  4,171,473 shares of the registrant’s common stock were outstanding.

Exhibit Index on Page 123

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2013 Annual Meeting of Shareholders, to be held on April 25, 2013, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

INDEX

PART I

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties.  When used in this report, or in the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “goal,” and similar expressions identify such forward-looking statements.  These forward-looking statements include statements regarding the business plans, prospects, growth and operating strategies of Evans Bancorp, Inc. (the “Company"), statements regarding the asset quality of the Company’s loan and investment portfolios, and estimates of the Company’s risks and future costs and benefits.

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

Item 1.            BUSINESS

EVANS BANCORP, INC.

Evans Bancorp, Inc. (the “Company”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  The principal offices of the Company are located at 14-16 North Main Street, Angola, NY 14006 and its telephone number is (716) 926-2000.  The Company’s administrative office is located at One Grimsby Drive in Hamburg, NY.  This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of Evans Bank.  The Company was incorporated on October 28, 1988, but the continuity of its banking business is traced to the organization of the Evans National Bank of Angola on January 20, 1920.  Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”  The Company’s common stock is traded on the NYSE MKT under the symbol “EVBN.”

At December 31, 2012, the Company had consolidated total assets of $809.7 million, deposits of $679.0 million and stockholders’ equity of $74.8 million.

The Company’s primary business is the operation of its subsidiaries.  It does not engage in any other substantial business activities.  The Company has two direct wholly-owned subsidiaries: (1) Evans Bank, N.A. (“Evans Bank” or the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York; and (2) Evans National Financial Services, LLC (“ENFS”), which owns 100% of the membership interests in The Evans Agency, LLC (“TEA”), which sells various premium-based insurance policies on a commission basis.  At December 31, 2012, the Bank represented 98.8% and ENFS represented 1.2% of the consolidated assets of the Company.  Further discussion of our segments is included in Note 18 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Evans Bank

The Bank is a nationally chartered bank that has its headquarters at 14 North Main Street, Angola, NY, and a total of 13 full-service banking offices in Erie County and Chautauqua County, NY.

At December 31, 2012, the Bank had total assets of $799.6 million, investment securities of $95.8 million, net loans of $573.2 million, deposits of $683.4 million and stockholders’ equity of $73.1 million, compared to total assets of $730.9 million, investment securities of $103.8 million, net loans of $571.9 million, deposits of $618.8 million and stockholders’ equity of $68.4 million at December 31, 2011.  The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit, as its principal source of funding.  The Bank’s deposits are insured up to the maximum permitted by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

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

The Evans Agency, LLC

TEA, a property and casualty insurance agency, is a wholly-owned subsidiary of ENFS.  TEA is headquartered in Angola, NY, with offices located throughout Western New York.  TEA is a full-service insurance agency offering personal, commercial and financial services products.  For the year ended December 31, 2012, TEA had total revenue of $7.0 million.

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

Evans National Financial Services, LLC (“ENFS”).  ENFS is a wholly-owned subsidiary of the Company.  ENFS's primary business is to own the business and assets of the Company’s non-banking financial services subsidiaries.

Frontier Claims Services, Inc. (“FCS”).  FCS is a wholly-owned subsidiary of TEA and provides claims adjusting services to various insurance companies.

The Company also has two special purpose entities: Evans Capital Trust I, a statutory trust formed in September 2004 under the Delaware Statutory Trust Act, solely for the purpose of issuing and selling certain securities representing undivided beneficial interests in the assets of the trust, investing the proceeds thereof in certain debentures of the Company and engaging in those activities necessary, advisable or incidental thereto; and ENB Employers Insurance Trust, a Delaware trust company formed in February 2003 for the sole purpose of holding life insurance policies under the Bank’s bank-owned life insurance (“BOLI”) program.

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

MARKET RISK

For information about, and a discussion of, the Company's "Market Risk," see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" of this Annual Report on Form 10-K.

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

As an approximate indication of the Company’s competitive position, in Erie County, NY, where 13 of the Company’s 14 banking offices are located, the Bank had the seventh most deposits according to the FDIC’s annual deposit market share report as of June 30, 2012 with 2.0% of the total market’s deposits of $29.8 billion.  By comparison, the market leaders, M&T Bank and First Niagara Financial Group, have 69.8% of the county’s deposits combined.  The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state laws and regulations that are intended to protect depositors and investors.  Because the Company is a public company with shares traded on the NYSE MKT, it is subject to regulation by the Securities and Exchange Commission, as well as the listing standards required by NYSE MKT.  To the extent that the following summary describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Any change in the applicable law or regulation, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company is required to obtain the prior approval of the FRB before merging with or acquiring all or substantially all of the assets of, or direct or indirect ownership or control of more than 5% of the voting shares of, a bank or bank holding company.  The FRB will not approve any acquisition, merger or consolidation that would have a substantial anti-competitive result, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public.

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

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios.  In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership Federal government corporation established to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is 0.64 basis points, or approximately 0.16 basis points per quarter.  These assessments will continue until the Financing Corporation bonds mature in 2019.  Pursuant to the Dodd-Frank Act, the deposit insurance assessment base was redefined in 2011 to reflect consolidated total assets less average tangible equity.  The result is that larger financial institutions, which have more assets leveraged with non-deposit wholesale funds, generally have paid a greater percentage of the aggregate insurance assessment and smaller banks, including the Bank, have paid less.

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

In addition to the forgoing, federal regulators have adopted regulations and examination procedures promoting the safety and soundness of individual institutions by specifically addressing, among other things: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; (vi) ratio of classified assets to capital; (vii) minimum earnings; and (viii) compensation and benefits standards for management officials.  Federal Reserve Board's regulations, for example, generally require a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution.

Dividends paid by the Bank have been the Company's primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank.  Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years.  As of December 31, 2012,  approximately $10.6 million was available for the payment of dividends without prior OCC approval.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements.  As indicated below, at December 31, 2012, the Bank was in compliance with these requirements.

Because the Company is a legal entity separate and distinct from the Bank, the Company's right to participate in the distribution of assets of the Bank in the event of the Bank's liquidation or reorganization would be subject to the prior claims of the Bank's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of unsecured, non-deposit creditors, including a parent bank holding company (such as the Company) or any shareholder or creditor thereof.

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

Capital Adequacy

The FRB, the FDIC and the OCC have adopted risk-based capital adequacy guidelines for bank holding companies and banks under their supervision. These capital adequacy guidelines are expected to be modified pursuant to the Basel III reform measures, described below.  Under existing guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet instruments must be at least 4% and 8%, respectively.

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

Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth, are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4%.  As reflected in the following table, the risk-based capital ratios and leverage ratios of the Company and the Bank as of December 31, 2012 and 2011 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.

Capital Components and Ratios

(dollars in thousands)

	December 31, 2012
	(dollars in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$ 84,843	14.7%	$ 80,251	13.9%	$ 46,287	8.0%	$ 57,859	10.0%

Tier I Capital (to Risk Weighted Assets)	$ 77,580	13.4%	$ 72,988	12.6%	$ 23,143	4.0%	$ 34,715	6.0%

Tier I Capital (to Average Assets)	$ 77,580	9.7%	$ 72,988	9.1%	$ 32,020	4.0%	$ 40,026	5.0%

	December 31, 2011
	(dollars in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$ 78,173	14.0%	$ 75,050	13.5%	$ 44,575	8.0%	$ 55,719	10.0%

Tier I Capital (to Risk Weighted Assets)	$ 71,152	12.8%	$ 68,043	12.2%	$ 22,288	4.0%	$ 33,431	6.0%

Tier I Capital (to Average Assets)	$ 71,152	9.7%	$ 68,043	9.3%	$ 29,309	4.0%	$ 36,637	5.0%

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

Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered “well capitalized” if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater; and is not subject to any order or written directive to meet and maintain a specific capital level for a capital measure.  An “adequately capitalized” bank holding company or bank is defined as one that has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 risk-based capital ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite

CAMELS rating of (1)).  A bank holding company or bank is considered (A) “undercapitalized” if it has: (i) a total risk-based capital ratio of less than 8%; (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of (1)); (B) “significantly undercapitalized” if it has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if it has a ratio of tangible equity to total assets equal to or less than 2%.  The FRB may reclassify a “well capitalized” bank holding company or bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency.  As of December 31, 2012, the Company and the Bank met the definition of “well capitalized” institutions.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law by President Obama on July 21, 2010.  It is widely regarded as the most sweeping change to financial regulation since the Great Depression.  The law is intended to achieve the following objectives: promote robust supervision and regulation of financial firms; establish comprehensive supervision of financial markets; protect consumers and investors from financial abuse; provide the government with the tools to manage a financial crisis; and raise international regulatory standards and improve international cooperation.  The Dodd-Frank Act requires more than 60 studies to be conducted and more than 200 regulations to be written. The true impact of the legislation will be unknown until these are complete.  Some of the most significant aspects of The Dodd-Frank Act include:

I.

The creation of a new oversight regulator, the Financial Stability Oversight Council.  The council of regulators will monitor the financial system for systemic risk and will determine which entities pose significant systemic risk.

II.

The Collins Amendment, which imposes a stricter application of risk-based capital requirements for bank holding companies than was previously employed.  Under the Collins Amendment, certain depository institutions will not be permitted to include trust preferred securities issued after May 19, 2010 in Tier 1 capital.  For depository institutions with greater than $15 billion in assets, trust preferred securities issued before May 19, 2010 will be phased out as a component of Tier 1 Capital over three years beginning January 1, 2013.  Evans Bancorp has $11.3 million in trust preferred securities included in Tier 1 Capital, but is well under the $15 billion exemption threshold.

III.

A number of deposit insurance reforms.  The first redefines the deposit insurance assessment base to reflect consolidated total assets less average tangible equity.  The result is that larger financial institutions, which have more assets leveraged with non-deposit wholesale funds, have paid a greater percentage of the aggregate insurance assessment and smaller banks have paid less than they would have.  The Bank has benefited from this provision.  This title also increases the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35%, but exempts institutions with assets less than $10 billion from the cost of the increase.  The title also permanently increases deposit insurance coverage to $250,000 and fully covers non-interest bearing transactions accounts through 2012.

IV.

Companies with a public market capitalization under $75 million are permanently exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”), which requires that public companies receive an opinion from their external auditors as to the effectiveness of their internal controls over financial reporting.  Under this provision, Evans Bancorp is exempt from SOX 404(b).  However, the Audit Committee of the Board of Directors and the Company’s management have decided to continue to voluntarily comply with SOX 404(b) as they believe it is in the best interest of the Company.  This title also requires the SEC to conduct a study of companies with market capitalization between $75 million and $250 million to determine how the SEC could reduce the burden of complying with the internal control audit requirements.

V.

Establishment the Bureau of Consumer Financial Protection (“BCFP”), an independent entity housed with the Federal Reserve.  The Dodd-Frank Act gives the BCFP the authority to prohibit practices that it finds to be unfair, deceptive, or abusive in addition to requiring certain disclosures.  An important provision of this title limits interchange fees for debit card transactions to an amount established as reasonable under regulations to be issued by the Federal Reserve.  Cards issued by banks with less than $10 billion in assets are exempt from this requirement.  Despite being exempt from this provision, it is possible that the Bank may be impacted by this provision if the Bank has to match the reduced rates being offered by larger competitors.  This could potentially result in the loss of hundreds of thousands of dollars of revenue.

VI.

The placement of new regulations on mortgage originators and imposition of new disclosure requirements and appraisal reforms, including: the creation of a mortgage originator duty of care; the establishment of certain underwriting requirements designed to ensure that at the time of origination the consumer has a reasonable ability to repay the loan; the creation of document requirements intended to eliminate “no document” and “low document” loans; the prohibition of steering incentives for mortgage originators; a prohibition on yield spread premiums and prepayment penalties in some cases; and a provision that allows borrowers to assert as a foreclosure defense a contention that the lender violated the anti-steering restrictions or the reasonable repayment requirements.

Basel III

Basel III is a comprehensive set of reform measures, developed by the Basel Committee on Banking Supervision, to strengthen the regulation, supervision and risk management of the banking sector. These measures aim to improve the banking sector's ability to absorb shocks arising from financial and economic stress, whatever the source, improve risk management and governance, and strengthen banks' transparency and disclosures.

Basel III would increase capital requirements on all insured depository institutions and bank and thrift holding companies with assets over $500 million.  On August 30, 2012, the OCC, the Federal Reserve, and the FDIC published three notices of proposed rulemaking that would revise and replace the agencies’ current capital rules consistent with the Basel III framework established internationally.  Final rules had not been adopted as of December 31, 2012.

Basel III constitutes a fundamental redefinition of bank capital requirements. It adds a new capital component, common equity Tier 1 capital, and increases the minimum Tier 1 capital ratio requirement. Banks would be required to set aside capital over and above what has been set aside in the past. If capital levels fall below minimum requirements, a new capital conservation buffer framework would limit payments of retained earnings through capital distributions, discretionary executive pay, or stock repurchases.

Common Equity Tier 1 Capital would generally include common stock, retained earnings, and accumulated other comprehensive income.  Currently, other comprehensive income is not included in Tier 1 Capital.  Similar to Tier 1 Capital today, goodwill and other intangible assets would be deducted from Common Equity Tier 1 Capital.  A new ratio called the Common Equity Tier 1 Risk-Based Capital (“RBC”) Ratio would be used, which would be calculated by dividing Common Equity Tier 1 by Total Risk-Weighted Assets.

There would also be a phase-out of Trust Preferred Securities as part of Tier 1 RBC starting in 2013 with a complete phase-out by 2022.

After a phase-in period, the following table depicts the proposed Prompt Corrective Action (“PCA”) categories and ratios that would be effective January 1, 2015:

The types of payments that would be restricted if a bank does not satisfy the Capital Conservation Buffer (“CCB”) requirement are dividends, share buybacks, discretionary payments on Tier 1 instruments and discretionary bonus payments.  Agencies would maintain the supervisory authority to impose further restrictions and/or require capital commensurate with the bank’s risk profile.

A bank’s CCB would equal the lowest of the following calculations:

(1)	Common Equity Tier 1 RBC Ratio minus 4.5%
(2)	Tier 1 RBC Ratio minus 6.0%
(3)	Total RBC Ratio minus 8.0%

If a bank’s CCB is less than 2.5%, the bank would not be able to make restricted payments, as defined above, to the extent that they exceed 60% of Eligible Retained Income (“ERI”).  There is a sliding scale that further restricts the restricted payments for banks with CCBs that are 1.875% or less.  ERI is defined as the most recent four quarters of net income less any capital distributions and certain discretionary payments and associated tax effects not already reflected in net income.

The CCB would begin to be phased in starting in 2016 with the full 2.5% limit being reached in 2019.

The Basel III reforms would also impose new asset risk weight requirements.  These new risk-weightings would include:

•	1st-lien mortgages, which currently are risk-weighted at 50%, will have risk weights ranging from 35% to 100% based on the loan-to-value ratio.
•	Junior liens and delinquent loans, currently risk-weighted at 100%, will have risk weights ranging from 100-200%.
•	Acquisition, development, and construction financing with LTV’s over 90% will be designated as High Volatility Commercial Real Estate and carry a risk weight of 150%.

The Company is currently studying the potential impact of the adoption of Basel III as proposed and awaits the final rules.  Potential risks of Basel III to the Company are detailed in the Risk Factors section.

Regulation of Insurance Agency Subsidiary

TEA is regulated by the New York State Insurance Department.  As of the date of this report, TEA meets and maintains all licensing and continuing education requirements required by the State of New York.

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

EMPLOYEES

As of December 31, 2012, the Company had no direct employees.  As of December 31, 2012, the following table summarizes the employment rosters of the Company’s subsidiaries using full-time equivalent employees (“FTE”):

	2012	2011	2010	2009	2008
Bank	183	186	164	147	148
ENL	2	2	4	7	12
TEA	49	50	52	57	58
FCS	4	4	4	4	4
	238	242	224	215	222

Management believes that the Company’s subsidiaries have good relationships with their employees.

AVAILABLE INFORMATION

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act are available without charge on the Company's website, www.evansbancorp.com - SEC filings section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  The Company is providing the address to its Internet site solely for the information of investors.  The Company does not intend its Internet address to be an active link or to otherwise incorporate the contents of the website into this Annual Report on Form 10-K or into any other report filed with or furnished to the SEC.

Item 1A.RISK FACTORS

The following factors identified by the Company's management represent significant potential risks that the Company faces in its operations.

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

The United States was in an economic recession from December 2007-June 2009, according to the U.S. National Bureau of Economic Research.  While the recession is technically over, economic growth has been muted and the unemployment rate remains high at 7.8% (per the U.S. Department of Labor) as of December 31, 2012.  Business activity across a wide range of industries and regions has been greatly reduced and local governments and many businesses are in serious difficulty due to the high unemployment rate, the lack of consumer spending, and a sluggish housing market.  The recession was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities.  Since the end of the recession there has been some recovery in the value of some asset classes, but the economy remains weak with high unemployment, lower property values, and low consumer confidence.

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

Overall, during 2012, the business environment continued to be adverse for many households and businesses in the United States and worldwide.  It is expected that the business environment in Western New York, the United States and worldwide will continue to be slow to recover from the recession. There can be no assurance that these conditions will improve substantially in the near term. Such conditions could materially adversely affect the credit quality of the Company’s loans and leases, and therefore, the Company’s results of operations and financial condition.

Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Credit Risks

At December 31, 2012, the Company's portfolio of commercial real estate loans totaled $352.7 million, or 60.5% of total loans and leases outstanding, and the Company's portfolio of commercial and industrial (“C&I”) loans totaled $100.0 million, or 17.2% of total loans and leases outstanding.  The Company plans to continue to emphasize the origination of commercial loans as they generally earn a higher rate of interest than other loan products offered by the Bank.  Commercial loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of commercial real estate and C&I loans often depends on the successful operations and the income stream of the borrowers.  Commercial mortgages are collateralized by real property while C&I loans are typically secured by business assets such as equipment and accounts receivable.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans.  Also, many of the Company's commercial borrowers have more than one commercial real estate or C&I loan outstanding with the Company.  Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan.  Commercial real estate loans in non-accrual status at December 31, 2012 were $5.0 million, compared with $8.3 million at December 31, 2011.  C&I loans in non-accrual status at December 31, 2012 were $0.9 million, compared with $2.2 million at December 31, 2011.  Increases in the delinquency levels of commercial real estate and C&I loans could result in an increase in non-performing loans and provision for loan and lease losses, which could have a material adverse effect on our results of operations and financial condition.

Continuing Concentration of Loans in the Company's Primary Market Area May Increase the Company's Risk

Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers located primarily in western New York State (“WNY”).  Therefore, the Company's success depends primarily on the general economic conditions in WNY.  The Company's business lending and marketing strategies focus on loans to small and medium-sized businesses in this geographic region.  Moreover, the Company's assets are heavily concentrated in mortgages on properties located in WNY.  Accordingly, the Company's business and operations are vulnerable to downturns in the economy of WNY.  The concentration of the Company's loans in this geographic region subjects the Company to the risk that a downturn in the economy or recession in this region could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect the Company than if the Company's lending were more geographically diversified.  In addition, the Company may suffer losses if there is a decline in the value of properties underlying the Company's mortgage loans which would have a material adverse impact on the Company's operations.

In the Event the Company's Allowance for Loan and Lease Losses is Not Sufficient to Cover Actual Loan and Lease Losses, the Company's Earnings Could Decrease

The Company maintains an allowance for loan and lease losses in order to capture the probable losses inherent in its loan and lease portfolio.  There is a risk that the Company may experience significant loan and lease losses which could exceed the allowance for loan and lease losses.  In determining the amount of the Company's recorded allowance, the Company makes various assumptions and judgments about the collectability of its loan and lease portfolio, including the creditworthiness of its borrowers, the effect of changes in the local economy on the value of the real estate and other assets serving as collateral for the repayment of loans, the effects on the Company's loan and lease portfolio of current economic indicators and their probable impact on borrowers, and the Company's loan quality reviews.  The emphasis on the origination of commercial real estate and C&I loans is a significant factor in evaluating an allowance for loan and lease losses.  As the Company continues to increase the amount of these loans in the portfolio, additional or increased provisions for loan and lease losses may be necessary and would adversely affect the results of operations.  In addition, bank regulators periodically review the Company's loan and lease portfolio and credit underwriting procedures, as well as its allowance for loan and lease losses, and may require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs.  At December 31, 2012, the Company had a gross loan portfolio of approximately $582.9 million and the allowance for loan and lease losses was approximately $9.7 million, which represented 1.67% of the total amount of gross loans and leases.  If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs, the Company may have to increase its allowance for loan and lease losses or loan and lease charge-offs which could have an adverse effect on the Company's operating results and financial condition.  There can be no assurances that the Company's allowance for loan and lease losses will be adequate to protect the Company against loan and lease losses that it may incur.

Changes in Interest Rates Could Adversely Affect the Company's Business, Results of Operations and Financial Condition

The Company's results of operations and financial condition are significantly affected by changes in interest rates.  The Company's results of operations depend substantially on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities.  Because the Company's interest-bearing liabilities generally re-price or mature more quickly than its interest-earning assets, an increase in interest rates generally would tend to result in a decrease in its net interest income.

Changes in interest rates also affect the value of the Company's interest-earning assets, and in particular, the Company's securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  At December 31, 2012, the Company's securities available for sale totaled $95.8 million.  Net unrealized gains on securities available for sale, net of tax, amounted to $2.4 million and are reported as a separate component of stockholders' equity.  Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders' equity or earnings.

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

In an effort to support a stronger economic recovery and to help ensure that inflation, over time, is at the rate most consistent with its dual mandate, the Federal Open Market Committee (the “Fed”) announced in September 2012 that it would increase policy accommodation by purchasing additional agency mortgage-backed securities at a pace of $40 billion per month. The Fed also said that it would continue through the end of 2012 its program to extend the average maturity of its holdings of securities as announced in June 2012, and would maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities back into agency mortgage-backed securities. These actions, which together increased the Fed’s holdings of longer-term securities by about $85 billion each month through the end of 2012, are expected to put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.

The Fed said that it would closely monitor incoming information on economic and financial developments in coming months. If the outlook for the labor market does not improve substantially, the Fed advised that it will continue its purchases of agency mortgage-backed securities, undertake additional asset purchases, and employ its other policy tools as appropriate until such improvement is achieved in a context of price stability.

To support continued progress toward maximum employment and price stability, the Fed said that it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the economic recovery strengthens. In particular, the Fed also decided to keep the target range for the federal funds rate at 0 to 1/4 percent and currently anticipates that exceptionally low levels for the federal funds rate are likely to be warranted at least through mid-2015.  The Fed further clarified these guidelines in December 2012 by stating that the current exceptionally low federal funds target rate would remain in place until the unemployment rate went below 6.5% and the projected inflation rate rose above 2.5%

Easy monetary policy by the FRB may increase the interest rate risk for the Company by lowering interest rates over the near term, but also by inadvertently causing inflation to rise at a rapid pace once the economy more fully rebounds from the recession.  High inflation rates are usually accompanied by an increase in interest rates.

The Fed’s current accommodative stance has resulted in extraordinarily low interest rates during the past three years and played a part in compressing the Company’s net interest margin from 4.16% in 2010 to 3.99% in 2011 and 3.84% in 2012.  While assets continue to re-price into lower rates as loans and investments mature, the re-pricing opportunities on the liability side have mostly been exhausted.  Further compression of the Company’s net interest margin could occur as a result of the Fed’s accommodative monetary policy, which could have a material adverse effect on the Company’s results of operations and financial condition.

The Company May Be Adversely Affected by the Soundness of Other Financial Institutions

Financial services institutions are interrelated as a result of counterparty relationships.  The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry.  The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York (“FHLBNY”).  The Company uses FHLBNY as its primary source of overnight funds and also has several long-term advances with FHLBNY.  At December 31, 2012, the Company had a total of $19.0 million in borrowed funds with FHLBNY.  The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY.  As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY.  The Bank held FHLBNY stock with a fair value of $1.8 million as of December 31, 2012.  The Bank’s FHLBNY stock average yield in 2012 was 4.7%.

There are 12 branches of the FHLB, including New York.  If a member was at risk of breaching risk-based capital requirements, it could suspend dividends, cut dividend payments, and/or not buy back excess FHLB stock that members hold.  FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future.  Nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt; other FHLB branches can be called upon to make the payment.

Systemic weakness in the FHLB could result in higher costs of FHLB borrowings, reduced value of FHLB stock, and increased demand for alternative sources of liquidity that are more expensive, such as brokered time deposits, the discount window at the Federal Reserve, or lines of credit with correspondent banks First Tennessee Bank and M&T Bank.

Strong Competition Within the Company's Market Area May Limit its Growth and Profitability

Competition in the banking and financial services industry is intense.  The Company competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally within the Company's market area and elsewhere.  Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than the Company does, and may offer certain services that the Company does not or cannot provide.  The Company's profitability depends upon its continued ability to successfully compete in this market area.

Expansion of the Company’s Branch Network May Adversely Affect its Financial Results

The Company opened a new branch office in October 2012.  The Company cannot assure that its branch expansion strategy will be accretive to earnings or that it will be accretive to earnings within a reasonable period of time.  Numerous factors contribute to the performance of a new branch, such as suitable location, qualified personnel, and an effective marketing strategy.  Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate income sufficient to cover its operating expenses.  Difficulties the Company experiences in implementing its growth strategy may have a material adverse effect on the Company’s financial condition and results of operations.

The Company Operates in a Highly Regulated Environment and May Be Adversely Affected By Changes in Laws and Regulations

The Company and its subsidiaries are subject to regulation, supervision and examination by the OCC, FRB, and by the FDIC, as insurer of its deposits.  Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the deposit insurance funds and depositors.  Regulatory requirements affect the Company's lending practices, capital structure, investment practices, dividend policy and growth.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the imposition of deposit insurance premiums and other assessments, the classification of assets by a bank and the adequacy of a bank's allowance for loan and lease losses.  Any change in such regulation and oversight, particularly through the new rules and regulations expected to be established by the Dodd-Frank Act and Basel III, could have a material adverse impact on the Bank, the Company and its business, financial condition and results of operations.

The impending capital requirement changes from Basel III discussed in Item 1 could have a material adverse impact on the Company.  Even though the Bank exceeds current and proposed minimum regulatory capital levels, adverse changes to residential mortgage risk weights, new requirements for common equity capital, inclusion of accumulated other comprehensive income in regulatory capital, the phase out of trust preferred securities, along with the adoption of new capital conservation buffers would deplete the Bank’s current capital position and over time could cause the Bank to fail to meet minimum regulatory requirements.  While the Company has a positive balance in accumulated other comprehensive income as of December 31, 2012, these positions are subject to volatility due to changes in interest rates and credit spreads.  The current positive balance is a product of the continued ultra low interest rate environment, which could change in the future.  Rapid increases in interest rates and credit spreads could reverse the gain position and force the Company’s accumulated other comprehensive income to become negative and have an adverse impact on the Bank’s regulatory capital.  Although there is a phase-in period in the proposed rules, other headwinds such as the ultra-low interest rate environment, fragile economic recovery, possible recession, and further constraints on profitability by regulators could impact the Bank’s ability to meet the new regulatory minimums once the phase-in periods have ended.

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

The Bank conducts its business from its administrative office and 13 branch offices as of December 31, 2012.  The Bank’s administrative office is located at One Grimsby Drive in Hamburg, NY.  The administrative office facility is 26,000 square feet and is owned by the Bank.  This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank.  The Bank also owns a building on Erie Road in Derby, NY that houses its Employee Training and Operations Center.

The Bank has 13 branch locations.  The Bank owns the building and land for five locations.  The Bank owns the building but leases the land for four locations.  Four other locations are leased.

The Bank also owns the headquarters for SDS at Baseline Road in Grand Island, NY.

TEA operates from its headquarters, a 9,300 square foot office located at 16 North Main Street, Angola, NY, which is owned by the Bank.  TEA has 7 retail locations.  TEA leases 4 of the locations.  The Bank owns two of the locations and TEA owns the remaining building.

The Company owned $11.4 million in properties and equipment, net of depreciation at December 31, 2012, compared with $10.5 million at December 31, 2011.

Item 3.LEGAL PROCEEDINGS

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

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.    The Company’s common stock is listed on the NYSE MKT under the symbol EVBN.

The following table shows, for the periods indicated, the high and low sales prices per share of the Company’s common stock for fiscal 2012 and 2011 as reported on the NYSE MKT.

	2012		2011
QUARTER	High	Low	High	Low
FIRST	$14.35	$11.95	$15.12	$14.00
SECOND	$16.49	$14.15	$14.35	$13.20
THIRD	$17.95	$15.45	$13.95	$10.90
FOURTH	$16.90	$15.25	$12.34	$10.75

Holders.  The approximate number of holders of record of the Company’s common stock at March 1, 2013 was 1,347.

Cash Dividends.  The Company paid the following cash dividends on shares of the Company’s common stock during fiscal 2011 and 2012:

•	A cash dividend of $0.20 per share on April 4, 2011 to holders of record on March 10, 2011.
•	A cash dividend of $0.20 per share on October 4, 2011 to holders of record on September 12, 2011.
•	A cash dividend of $0.22 per share on April 10, 2012 to holders of record on March 20, 2012.
•	A cash dividend of $0.22 per share on October 9, 2012 to holders of record on September 11, 2012.
•	A cash dividend of $0.24 per share on December 31, 2012 to holders of record on December 24, 2012.

In 2012, the Company decided it was appropriate to move up the normal semi-annual dividend for April 2013 to December 2012.  At the time of the Company’s decision, there was much uncertainty around the income tax rates on dividend income.  These rates were expiring on December 31, 2012 and it was expected that these rates would increase in 2013.  Therefore, in an effort to reduce the tax burden on shareholders, management and the Board of Directors determined that it would be appropriate and in the best interests of the Company’s shareholders to pay a third dividend in 2012 in lieu of the first semi-annual dividend in 2013.

The amount and type (cash or stock), if any, of future dividends will be determined by the Company’s Board of Directors and will depend upon the Company’s earnings, financial conditions and other factors considered by the Board of Directors to be relevant.  The Bank pays a dividend to the Company to provide funds for: debt service on the junior subordinated debentures, a portion of the proceeds of which were contributed to the Bank as capital; dividends the Company pays; treasury stock repurchases; and other Company expenses.  As discussed above under “Item 1A. Risk Factors,” the Company is dependent upon cash flow from its subsidiaries in order to fund its dividend payments.  There are various legal limitations with respect to the Bank’s ability to supply funds to the Company.  In particular, under Federal banking law, the approval of the FRB and OCC may be required in certain circumstances, prior to the payment of dividends by the Company or the Bank.  See Note 20 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information concerning contractual and regulatory restrictions on the payment of dividends.

PERFORMANCE GRAPH

The following Performance Graph compares the Company's cumulative total stockholder return on its common stock for a five-year period (December 31, 2007 to December 31, 2012) with the cumulative total return of the NYSE MKT Composite Index and the NASDAQ Bank Index.  The comparison for each of the periods assumes that $100 was invested on December 31, 2007 in each of the Company's common stock and the stocks included in the NYSE MKT Composite Index and NASDAQ Bank Index, and that all dividends were reinvested without commissions.  This table does not forecast future performance of the Company's stock.

Compare 5-Year Cumulative Total Return Among

Evans Bancorp, Inc.,

NYSE MKT Composite Index, and NASDAQ Bank Index

In accordance with and to the extent permitted by applicable law or regulation, the information set forth above under the heading "Performance Graph" shall not be incorporated by reference into any future filing under the Securities Act, as amended, or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing, and shall not be deemed to be "soliciting material" or to be "filed" with the SEC under the Securities Act or the Exchange Act, or subject to the liabilities of Section 18 of the Exchange Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.    The following table includes all Company repurchases, including those made pursuant to publicly announced plans or programs during the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share

October 2012:
October 1, 2012 - October 31, 2012	-	$

November 2012:
November 1, 2012 - November 30, 2012	9,493	$ 15.85

December 2012:
December 1, 2012 - December 31, 2012	-	$

Total	9,493	$ 15.85

(1)

The total number of shares purchased in the period consists of shares constructively tendered to the Company by attestation in satisfaction of the exercise price due upon the exercise of options issued pursuant to the Company’s 2009 Long-Term Incentive Plan.  The “average price paid per share” reported in the table above is the fair market value of the Company’s common stock on the exercise date, which was the closing sales price of the Company’s common stock as reported on the NYSE MKT on that date.

(1)

Item 6.            SELECTED FINANCIAL DATA

	As of and for the year ended December 31,
	(Dollars in thousands except per share data)
Balance Sheet Data	2012	2011	2010	2009	2008
Assets	$ 809,676	$ 740,902	$ 671,523	$ 619,444	$ 528,974
Interest-earning assets	750,287	682,140	611,141	562,219	477,496
Investment securities	95,807	103,783	89,562	75,443	72,190
Loans and leases, net	573,163	571,910	517,554	482,597	401,626
Deposits	678,992	616,203	544,457	499,508	403,953
Borrowings	42,441	42,340	52,226	63,146	66,512
Stockholders’ equity	74,828	68,988	63,064	45,959	45,919

Income Statement Data
Net interest income	$ 27,780	$ 25,988	$ 24,495	$ 22,594	$ 19,268
Non-interest income	12,823	12,432	12,633	14,067	11,677
Non-interest expense	28,792	27,241	26,107	26,057	20,440
Net income	8,132	6,112	4,840	707	4,908

Per Share Data
Earnings per share – basic	$ 1.96	$ 1.49	$ 1.34	$ 0.25	$ 1.78
Earnings per share – diluted	1.95	1.49	1.34	0.25	1.78
Cash dividends	0.68	0.40	0.40	0.61	0.78
Book value	17.94	16.72	15.45	16.34	16.57

Performance Ratios
Return on average assets	1.04%	0.86%	0.75%	0.12%	1.03%
Return on average equity	11.20	9.17	8.35	1.57	10.82
Net interest margin	3.84	3.99	4.16	4.33	4.53
Efficiency ratio *	70.05	69.68	67.90	63.16	63.87
Dividend payout ratio	34.69	26.85	29.85	244.00	43.82

Capital Ratios
Tier I capital to average assets	9.69%	9.71%	9.93%	7.80%	9.02%
Equity to assets	9.24	9.31	9.39	7.42	8.68

Asset Quality Ratios
Total non-performing assets to
total assets	1.02%	2.05%	2.07%	2.10%	0.69%
Total non-performing loans and
leases to total loans and leases	1.41	2.60	2.64	2.64	0.88
Net charge-offs to average
loans and leases	0.29	0.26	0.10	2.19	0.55
Allowance for loan and lease
losses to total loans and leases	1.67	1.97	1.97	1.42	1.49

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Report on Form 10-K for further information and analysis of changes in the Company's financial condition and results of operations.

*  The calculation of the efficiency ratio excludes amortization of intangibles, goodwill impairment, and gains and losses on sales and calls of securities, for comparative purposes.

Item 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This discussion is intended to compare the performance of the Company for the years ended December 31, 2012, 2011 and 2010.  The review of the information presented should be read in conjunction with Part I, Item 1: “Business” and Part II, Item 6: “Selected Financial Data” and Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company is a financial holding company registered under the BHCA.  The Company currently conducts its business through its two direct wholly-owned subsidiaries: the Bank and the Bank’s subsidiaries, ENL and ENHC; and ENFS and its subsidiary, TEA.  The Company does not engage in any other substantial business.  Unless the context otherwise requires, the term “Company” refers collectively to Evans Bancorp, Inc. and its subsidiaries.

Summary

In 2012, the Company experienced strong earnings results largely driven by a significantly lower provision for loan and lease losses.  The Company’s stated public intentions are to continue to grow to increase market share and achieve scale while improving profitability and returning value to shareholders.  Net income in 2012 was $8.1 million, a 32.8% increase over the 2011 net income of $6.1 million and well above the 2010 net income of $4.8 million.  The Company’s net income trend reflects the improving credit quality of its loan and lease portfolio.  In 2010, the Company recorded $1.5 million in provision for lease losses despite ceasing new lease origination in April 2009 as credit quality continued to deteriorate.  The Company also recorded $2.4 million in provision for loan losses in 2010.  Non-performing loans and leases as a percentage of total loans and leases was 2.64% as of December 31, 2010.  In 2011, the Company reduced its allowance for lease losses by $0.5 million as the level of leasing losses decreased to a point that management determined that a reduction in the allowance was appropriate. The provision for loan losses was increased to $3.0 million in 2011.  In 2012, the leasing portfolio was reduced to only $1.6 million (down from a high of $58.6 million at December 31, 2008) and the provision for lease losses was a negative $0.9 million as performance continued to improve and further reductions in reserves were necessary.  The loan portfolio’s credit performance also improved in 2012 with the non-performing loans and leases as a percentage of total loans and leases declining to 1.41% at December 31, 2012, compared to 2.60% at December 31, 2011.  This improvement, combined with relatively flat loan growth in 2012, resulted in a provision for loan losses of only $0.8 million. Overall, the provision for loan and lease losses for the Company decreased from $3.9 million in 2010 to $2.5 million in 2011 to negative $0.1 million in 2012.

As for the Company’s core performance, 2012 was marked by solid growth in deposits and flat loan balances in the face of the continued headwinds of a sluggish economy and a very competitive local market in Western New York.  The Company experienced some large loan pay-offs in the fourth quarter of 2012, in contrast to the fourth quarter of 2011 which saw significant balance growth.  The overall result was a year-over-year decline in total gross loans of $0.5 million, or 0.1% as of December 31, 2012, but an increase in average total loans and leases of $44.0 million, or 8.2%, in 2012 when compared with 2011.  The growth in average loans and leases combined with the 10.8% increase in average deposits in 2012 helped drive a 6.9% increase in net interest income, despite a 15 basis point decrease in net interest margin to 3.84% as the ultra low interest rate environment continued to put pressure on the Company’s net interest margin.  To support the Company’s high organic growth rates and increasing regulatory requirements, management has needed to make investments in people and infrastructure, resulting in an increase in non-interest expenses.  Most notably, the Bank opened its newest branch in Williamsville, NY in the fourth quarter of 2012.  Non-interest income increased 3.2% in 2012 when compared with 2011, driven by a considerable increase in its premiums on loans sold to Fannie Mae, and with measured increases in the Company’s two largest sources on non-interest income, service charges of deposits and insurance agency revenue.

Strategy

To sustain future growth and to meet the Company’s financial objectives, the Company has defined a number of strategies.  Five of the more important strategies are:

•	Growing the business to achieve better scale and leverage investments in the banking and insurance agency business for enhanced profitability;
•	Opportunistic growth through acquisition;
•	Continuing growth of non-interest income through insurance agency internal growth, financial services revenues, employee benefits insurance and retirement programs sales, and cash management;

•	Continue to develop opportunities with a segmented market approach to develop more profitable relationships, less sensitive to pricing, positively impacting earnings; and
•	Maintaining a community based focus and providing a personal touch to customer service.

The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives.  While the Company intends to focus its efforts on the pursuit of these strategies, there can be no assurance that the Company will successfully implement these strategies or that the strategies will produce the desired results.  The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense.  Net interest income accounted for approximately 68% of total revenue in 2012.  To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market area.  To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, opportunistic branch expansion, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.

The Company also considers non-interest income important to its continued financial success.  Fee income generation is partly related to the Company’s loan and deposit operations, such as deposit service charges, as well as to its financial products, such as commercial and personal insurance sold through TEA.  Improved performance in non-interest income can help increase capital ratios because most of the non-interest income is generated without recording assets on the balance sheet.  The Company has and will continue to face challenges in increasing its non-interest income as the regulatory environment changes.

While the Company reviews and manages all customer units, it has focused increased efforts on targeted segments in its community such as (1) smaller businesses with smaller credit needs but rich in deposits and other services; (2) middle market commercial businesses; (3) commercial real estate lending; and (4) retail customers.  The overarching goal is to cross-sell between our insurance, financial services and banking lines of business to deepen our relationships with all of our customers.  The Company believes that these efforts resulted in growth in the commercial loan portfolio and core deposits during fiscal 2012 and 2011.

The Bank opened a new branch office in Williamsville, NY in October 2012.  With all new and existing branches, the Company has strived to provide a personal touch to customer service and is committed to maintaining a local community based philosophy.  The Bank has emphasized hiring local branch and lending personnel with strong ties to the specific local communities it enters and serves.

The Bank serves its market through 14 banking offices in Western New York, located in Amherst, Buffalo, Clarence, Derby, Evans, Forestville, Hamburg, Lancaster, North Boston, Tonawanda, West Seneca, and Williamsville.  The Company’s principal source of funding is through deposits, which it reinvests in the community in the form of loans and investments.  Deposits are insured up to the maximum permitted by the Insurance Fund of the FDIC.  The Bank is regulated by the OCC.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.  These policies, along with the disclosures presented in the other Notes to the Company's Consolidated Financial Statements contained in this Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are valued in the Company’s Consolidated Financial Statements and how those values are determined.

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

The general portfolio allocation is segmented into pools of loans with similar characteristics.  Separate pools of loans include loans pooled by loan grade and by portfolio segment.  Loans graded a 5 or worse (“criticized loans”) that exceed a material balance threshold are evaluated by the Company’s credit department to determine if the collateral for the loan is worth less than the loan.  All of these “shortfalls” are added together and divided by the respective loan pool to calculate the quantitative factor applied to the respective pool as this represents a potential loss exposure.  These loans are not considered individually impaired because the cash flow of the customer and the payment history of the loan suggest that it is not probable that the Company will be unable to collect the full amount of principal and interest as contracted and are thus still accruing interest.

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

Direct financing leases are segregated from the rest of the loan portfolio in determining the appropriate allowance for that portfolio segment.  The Company performs a migration analysis for non-accruing leases based on historical loss data.  Management periodically updates this analysis by examining the non-accruing lease portfolio at different points in time and studying what percentage of the non-accruing portfolio ends up being charged off.  All of the remaining leases not in non-accrual are allocated a reserve based on several factors including: delinquency and non-accrual trends, charge-off trends, and national economic conditions.

For further discussion on the allowance for loan and lease losses, please see Note 1 and Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Goodwill and Intangible Assets

The amount of goodwill reflected in the Company’s Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill in an identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  As of December 31, 2012, TEA had $8.1 million in goodwill.  The banking and ENL reporting units do not have any goodwill.  All of the goodwill at TEA stems from the acquisition of various insurances agencies, not the purchase of diverse companies in which goodwill was subjectively allocated to different reporting units.  Therefore, total market capitalization reconciliation was not performed because not all of the reporting units had goodwill.  As a result, such an analysis would not be meaningful.

Management valued TEA, the reporting unit with goodwill, using cash flow modeling and earnings multiple techniques.    When using the cash flow models, management considered historical information, the operating budget for 2013, economic and insurance market cycles, and strategic goals in projecting net income and cash flows for the next five years.  The fair value calculated substantially exceeded the book value of TEA.  The value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was higher, a result of conservative growth assumptions used by the Company in the cash flow model as well as an implied control premium in the multiple.  The multiple used was based on historical industry data and consistent with the previous year’s assumption.

While the fair values determined in the impairment tests were substantially higher than the carrying value for TEA, the risk of a future impairment charge still exists.  Management used growth rates that are achievable over the long run through both soft and hard insurance cycles.  A soft insurance market has persisted for several years, resulting in a slight increase in revenue of 0.9% in 2012 compared with 2011.  A worsening of the soft insurance market over the long term could result in lower than projected revenue and profitability growth rates and result in depressed pricing multiples in the acquisition marketplace.  Further softening of the insurance market is the biggest risk to the Company’s valuation model.

For further discussion of the Company’s accounting for goodwill and other intangible assets, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K discusses new accounting policies adopted by the Company during fiscal 2012.  Below is an accounting policy recently issued or proposed but not yet required to be adopted.  To the extent management believes the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed below.

Accounting Standards Update (“ASU”) 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.    Accounting for a business combination requires that at each subsequent reporting date, an acquirer measure an indemnification asset on the same basis as the indemnified liability or asset, subject to any contractual limitations on its amount, and, for an indemnification asset that is not subsequently measured at its fair value, management’s assessment of the collectibility of the indemnification asset. The objective of this ASU is to address the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). The new guidance is effective for interim and annual periods beginning after December 15, 2012.  The Company will adopt this ASU effective January 1, 2013,  and is currently addressing the impact on the Company’s accounting, which is not expected to be material.  The Company does have an indemnification agreement with the FDIC related to its acquisition of Waterford Village Bank (“Waterford”) in July 2009.  The agreement ends for non-single family loans in July 2014 and for single family loans in July 2019.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

Net Income

Net income of $8.1 million in 2012 consisted of $7.0 million related to the Company’s banking activities and $1.1 million in net income related to the Company’s insurance agency activities.  The total net income of $8.1 million was an increase of 32.8% from $6.1 million in 2011.  Earnings per diluted share for 2012 of $1.95 were an increase of 30.9% from $1.49 per diluted share for 2011.

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

AVERAGE BALANCE SHEET INFORMATION

The following table presents the significant categories of the assets and liabilities of the Bank, interest income and interest expense, and the corresponding yields earned and rates paid in 2012, 2011 and 2010.  The assets and liabilities are presented as daily averages.  The average loan balances include both performing and non-performing loans.  Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest.  Securities are stated at fair value.  Interest and yield are not presented on a tax-equivalent basis.

		2012			2011			2010
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans and leases, net	$ 579,586	$ 30,300	5.23%	$ 535,526	$ 29,140	5.44%	$ 494,366	$ 28,102	5.68%
Taxable securities	67,679	1,870	2.76%	62,269	2,115	3.40%	50,149	1,740	3.47%
Tax-exempt securities	34,104	1,153	3.38%	37,201	1,434	3.85%	39,330	1,566	3.98%
Federal funds sold	42,817	53	0.12%	16,395	26	0.16%	4,642	9	0.19%

Total interest-earning assets	724,186	33,376	4.61%	651,391	32,715	5.02%	588,487	31,417	5.34%

Non interest-earning assets:
Cash and due from banks	11,634			14,223			13,281
Premises and equipment, net	10,748			10,607			10,054
Other assets	36,009			35,760			35,059

Total Assets	$ 782,577			$ 711,981			$ 646,881

Liabilities & Stockholders’ Equity
Interest-bearing liabilities:
NOW	$ 59,811	615	1.03%	$ 44,639	548	1.23%	$ 24,981	251	1.00%
Regular savings deposits	341,739	1,931	0.57%	280,606	2,019	0.72%	237,939	1,648	0.69%
Muni-vest savings	24,937	79	0.32%	27,272	131	0.48%	30,005	145	0.48%
Time deposits	109,508	1,921	1.75%	131,171	2,923	2.23%	142,360	3,616	2.54%
Other borrowed funds	20,161	681	3.38%	23,287	760	3.26%	31,721	909	2.87%
Junior subordinated
debentures	11,331	348	3.07%	11,330	331	2.92%	11,330	333	2.94%
Securities sold under
agreement to repurchase	10,009	22	0.22%	6,679	15	0.22%	7,531	20	0.27%

Total interest-bearing liabilities	577,496	5,597	0.97%	524,984	6,727	1.28%	485,867	6,922	1.42%

Non interest-bearing liabilities:
Demand deposits	119,805			108,522			92,072
Other	12,381			11,829			11,006

Total liabilities	709,682			645,335			588,945

Stockholders’ equity	72,895			66,646			57,936

Total Liabilities & Equity	$ 782,577			$ 711,981			$ 646,881

Net interest income		$ 27,779			$ 25,988			$ 24,495

Net interest margin			3.84%			3.99%			4.16%

Interest rate spread			3.64%			3.74%			3.92%

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

	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)

	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:

Loans	$ 2,331	($1,171)	$ 1,160	$ 2,274	($1,236)	$ 1,038
Taxable securities	171	(416)	(245)	412	(37)	375
Tax-exempt securities	(113)	(168)	(281)	(83)	(49)	(132)
Federal funds sold	34	(6)	28	19	(2)	17

Total interest-earning assets	$ 2,423	($1,761)	$ 662	$ 2,622	($1,324)	$ 1,298

Interest paid on:

NOW accounts	$ 166	($99)	$ 67	$ 232	$ 65	$ 297
Savings deposits	395	(483)	(88)	305	66	371
Muni-vest	(11)	(41)	(52)	(13)	(1)	(14)
Time deposits	(438)	(564)	(1,002)	(271)	(422)	(693)
Fed funds purchased &
other borrowings	3	(58)	(55)	(244)	88	(156)

Total interest-bearing
liabilities	$ 115	($1,245)	($1,130)	$ 9	($204)	($195)

Net interest income increased by $1.8 million, or 6.9%, to $27.8 million in 2012 from $26.0 million in 2011. As indicated in the preceding table, interest-earning asset and interest-bearing liability volume positively impacted net interest income by $2.3 million, while rates earned and paid on those respective assets and liabilities negatively impacted net interest income by $0.5 million.  Overall, the increase in the volume of loans and the benefit of lower rates paid on deposits was partially offset by lower rates earned on interest-earning assets, particularly loans and leases.

The FRB has executed on a monetary policy designed to keep interest rates at all time lows for the past four years.  The target overnight rate has been between 0.00% and 0.25% since the end of 2008.  The FRB has also executed on other quantitative easing strategies, including the purchase of mortgage-backed securities, in an attempt to depress longer-term market interest rates.  Although these policies have raised concerns from some observers about future inflation, the slow-growing global economy and generally pessimistic expectations for future growth have kept longer-term rates relatively low through 2012.  This interest rate environment resulted in lower interest yields earned on assets as well as lower rates paid on liabilities.  Assets continue to re-price into lower yields as older loans and securities mature and new loans are originated and securities purchased at much lower yields than those they are replacing.

The Company has invested in adding to its commercial loan portfolio significantly in the past two to three years by adding several commercial loan officers while existing loan officers have successfully increased production.  Total commercial loan portfolio balance, including commercial real estate and commercial and industrial loans, increased by 10.2%, from a $417.5 million average balance in 2011 to a $460.2 million average balance in 2012.  Consumer loans increased 1.2% from $128.5 million average balance in 2011 to $130.0 million in 2012.

On the funding side, the Company has been successful in attracting new deposit customers, with most of that success coming in the premium-rate Better Checking, Better Savings, and business money market accounts.  These products have begun to mature in their product life cycle and competitors have reduced rates on virtually all deposit products, creating an opportunity for the Company to reduce rates on these products while remaining competitive and retaining core customers.  Due to customer preference for liquid deposits with long-term rates at all-time lows, time deposit balances decreased in 2012 as demand for the product remained weak.  Also, as time deposits roll off, they have been replaced by lower rate deposits due to the low interest rate environment.

Net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, declined to 3.64% in 2012, compared with 3.74% in 2011.  The yield on interest-earning assets decreased 41 basis points from 5.02% in 2011 to 4.61% in 2012, and the cost of interest-bearing liabilities decreased 31 basis points, from 1.28% in 2011 to 0.97% in 2012.  Net interest spread shrank as the yield curve, or the difference between long-term rates and short-term rates, flattened throughout 2012.  Banks traditionally benefit from a steep yield curve because the duration of interest-earnings assets is typically longer than the duration of interest-bearing liabilities.  In addition, the Company’s opportunities to re-price on the liability side have not been enough to make up for the steeper decrease in asset yields from re-pricing.

The Company’s net interest margin decreased from 3.99% in 2011 to 3.84% in 2012, reflecting the changes to the net interest spread.  It should be noted that several factors could put additional pressure on the Company’s net interest margin in the future, including further flattening of the yield curve and increased pricing competition for loans and deposits.

The Bank regularly monitors its exposure to interest rate risk.  Management believes that the proper management of interest-sensitive funds will help protect the Bank’s earnings against changes in interest rates.  The Bank’s Asset/Liability Management Committee (“ALCO”) meets monthly for the purpose of evaluating the Bank’s short-term and long-term liquidity position and the potential impact on capital and earnings of changes in interest rates.  The Bank has adopted an asset/liability policy that specifies minimum limits for liquidity and capital ratios.  This policy includes setting ranges for the negative impact acceptable on net interest income and on the fair value of equity as a result of a shift in interest rates.  The asset/liability policy also includes guidelines for investment activities and funds management.  At its monthly meetings, ALCO reviews the Bank’s status and formulates its strategies based on current economic conditions, interest rate forecasts, loan demand, deposit volatility and the Bank’s earnings objectives.

Provision for Loan and Lease Losses

The Company’s provision for loan and lease losses decreased $2.6 million from $2.5 million in 2011 to ($0.1) million in 2012.  The overall decrease was a result of a decline in the provision for loan losses of $2.1 million from $3.0 million in 2011 to $0.9 million in 2012, combined with a larger negative provision of $0.9 million for the leasing portfolio in 2012, compared with a negative provision for lease losses of $0.5 million in 2011.  The decrease in the provision for loan losses in 2012 stemmed mostly from a low growth rate in the loan portfolio, lower levels of criticized loans, and recoveries of previous charge-offs, offset somewhat by the increase in specific reserves on several impaired loan relationships and an increase in historical loss factors.  Loan recoveries increased from $0.1 million in 2011 to $0.2 million in 2012.  As noted in Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the Company reserves a higher percentage on loans risk rated 5 or higher.  The Company had $20.2 million in loans risk rated 5 or higher at December 31, 2012, compared with $23.5 million at December 31, 2011.  Loan growth, not including leases, was $3.9 million in 2012, compared with $64.9 million in 2011, resulting in a significantly lower provision for loan growth in 2012.  There were five commercial loans that were either already impaired at December 31, 2011 and deteriorated, or became impaired in 2012 and required a specific reserve.  The net charge-off ratio increased from 0.26% in 2011 to 0.29% in 2012, resulting in an increase in the Company’s historical loss factors. The negative provision for leasing was higher in 2012 as the portfolio continued to wind down with non-accruing leases and charge-offs declining significantly, justifying a continued release of reserves.

The ratio of non-performing loans and leases to total loans and leases declined significantly from 2.64% at December 31, 2010 and 2.60% at December 31, 2011 to 1.41% at December 31, 2012.  Trends in non-performing loans and charge-offs are good indicators of credit quality and provide context for the movement in the provision for loan and lease losses, and are presented and discussed in the next section.  A description of how the allowance for loan and lease losses is determined along with tabular data depicting the key factors in calculating the allowance is set forth in Notes 1 and 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Non-accrual, Past Due and Restructured Loans and Leases

The following table summarizes the Bank’s non-accrual and accruing loans and leases 90 days or more past due as of the dates listed below.  See Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information about the Company's non-accrual, past due and restructured loans and leases.

	At December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential mortgages	$ 1,443	$ 1,048	$ 742	$ 978	$ -
Commercial and multi-family	4,309	6,858	5,724	2,328	1,291
Construction-residential	-	167	186	-	-
Construction-commercial	729	1,442	850	417	417
Home equities	618	946	256	181	51
Total mortgage loans on real estate	7,099	10,461	7,758	3,904	1,759

Direct financing leases	171	1,160	2,930	2,905	791
Commercial and industrial loans	914	2,180	2,203	1,784	758
Consumer installment loans	44	76	230	243	-
Other	-	-	-	-	123

Total non-accruing loans and leases	$ 8,228	$ 13,877	$ 13,121	$ 8,836	$ 3,431

Accruing loans and leases 90+ days	-	1,299	806	4,112	148
past due
Total non-performing loans and leases	$ 8,228	$ 15,176	$ 13,927	$ 12,948	$ 3,579
Total non-performing loans and leases
to total assets	1.02%	2.05%	2.07%	2.09%	0.68%
Total non-performing loans and leases
to total loans and leases	1.41%	2.60%	2.64%	2.64%	0.88%

Non-performing loans and leases decreased $7.0 million from $15.2 million at December 31, 2011 to $8.2 million at December 31, 2012.  At December 31, 2011, there were two commercial construction loans classified as 90 days past due and still accruing.  Both loans were in the process of being extended, but past their original maturity date.  As of December 31, 2012, there were no loans more than 90 days past due and still accruing, accounting for a $1.3 million decrease in non-performing loans and leases.

Non-accruing loans and leases decreased $5.7 million from $13.9 million at December 31, 2011 to $8.2 million at December 31, 2012.  The largest portion of non-accruing loans and leases remains the commercial real estate portfolio (classified in the preceding table as commercial and multi-family real estate and construction-commercial).  However, the balance of non-accruing loans in that category decreased from $8.3 million at December 31, 2011 to $5.0 million at December 31, 2012.  Only one commercial real estate loan relationship, totaling $0.1 million, entered into non-accruing status in 2012.  On the other hand, $1.6 million paid off, $0.8 million charged off, and $0.7 million returned to accruing status.  There was an additional $0.3 million reduction from non-accruing loans that were paid down during 2012.

Non-accruing consumer real estate loans, including residential mortgages and home equity loans and lines of credit, increased slightly in 2012, from $2.0 million at December 31, 2011 to $2.1 million at December 31, 2012.  $0.6 million of the $2.1 million are from the former Waterford loan portfolio purchased from the FDIC in 2009.  Historical losses in these portfolios have been relatively low as the Company has typically loaned at conservative loan-to-value ratios, resulting in less losses.

The next largest segment of non-accruing loans and leases are the C&I loans, which dropped from $2.2 million at December 31, 2011 to $0.9 million at December 31, 2012.  There are three loans in non-accruing status worth $0.2 million at December 31, 2012 that were still accruing as of the previous year-end.  $0.6 million of last year’s C&I non-accruing balance charged off in 2012 while $0.9 million of the balance was paid down or paid off.

Non-accruing leases decreased from $1.2 million at December 31, 2011 to $0.2 million at December 31, 2012.  The Company discontinued direct financing lease originations in April 2009 and plans to service the portfolio to maturity.  Similar to 2011, the charge-offs and pay-downs of non-accruing leases in 2012 exceeded the amount of leases going into non-accruing status, resulting in the decrease in the non-accruing lease balance.

The former Waterford loans are covered by a loss sharing agreement with the FDIC, under which the FDIC agreed to bear 80% of loan and foreclosed real estate losses up to $5.6 million and 95% of losses beyond $5.6 million.  The former Waterford loans will be referred to as covered loans in this document because they are “covered” by the FDIC guarantee.  The Company has incurred $1.2 million in losses on the covered portfolio through December 31, 2012, with the FDIC bearing 80% of those losses.

The Company had $11.5 million in loans and leases that were restructured and deemed to be a troubled debt restructuring (“TDR”) at December 31, 2012 with $6.0 million of those balances in non-accrual status.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  One residential mortgage loan for $0.5 million  was made under a government assistance program in the third quarter of 2012.  Six loans totaling  $1.2 million are covered under the loss-sharing arrangement with the FDIC cited above.  All of the restructurings were allowed in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial difficulty.  Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2012 and 2011.  The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.

The following table presents the Company’s TDR loans and leases as of December 31, 2012:

	December 31, 2012
	($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$ 2,592	$ 720	$ 1,872	$ 335

Residential real estate:
Residential	509	509	-	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	6,203	3,958	2,245	471
Construction	1,663	729	934	0

Home equities	320	-	320	-
Direct financing leases	164	70	94	13
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$ 11,451	$ 5,986	$ 5,465	$ 819

Allowance for Loan and Lease Losses

The following table summarizes the Bank’s allowance for loan and lease losses and changes in the allowance for loan and lease losses by categories:

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	2012	2011	2010	2009	2008
	(in thousands)
BALANCE AT THE BEGINNING OF
THE YEAR	$ 11,495	$ 10,424	$ 6,971	$ 6,087	$ 4,555
CHARGE-OFFS:
Residential mortgages	(12)	-	-	-	-
Commercial and multi-family	(900)	(189)	-	-	-
Construction-residential	-	-	-	-	-
Construction-commercial	-	-	(104)	-	-
Home equities	(114)	-	-	(34)	(1)
Direct financing leases	-	-	-	(9,483)	(2,149)
Commercial loans	(862)	(1,305)	(388)	(285)	-
Consumer loans	(32)	(2)	(4)	-	(2)
Other	-	(26)	(53)	(56)	(53)
TOTAL CHARGE-OFFS	(1,920)	(1,522)	(549)	(9,858)	(2,205)

RECOVERIES:
Residential mortgages	1	-	-	-	-
Commercial and multi-family	15	57	-	-	-
Construction-residential	-	-	-	-	-
Construction-commercial	-	-	30	-	-
Home equities	6	2	1	-	-
Direct financing leases	-	-	-	211	170
Commercial loans	184	39	4	9	36
Consumer loans	19	1	-	-	2
Other	-	10	24	22	21
TOTAL RECOVERIES	225	109	59	242	229
NET CHARGE-OFFS	(1,695)	(1,413)	(490)	(9,616)	(1,976)
PROVISION FOR LOAN AND
LEASE LOSSES	(68)	2,484	3,943	10,500	3,508
BALANCE AT END OF YEAR	$ 9,732	$ 11,495	$ 10,424	$ 6,971	$ 6,087

RATIO OF NET CHARGE-OFFS TO
AVERAGE NET LOANS AND
LEASES OUTSTANDING	0.29%	0.26%	0.10%	2.19%	0.55%
RATIO OF ALLOWANCE FOR
LOAN AND LEASE LOSSES TO
TOTAL LOANS AND LEASES	1.67%	1.97%	1.97%	1.42%	1.49%

Net charge-offs increased from $1.4 million in 2011 to $1.7 million in 2012.  The ratio of net charge-offs to average net loans and leases outstanding increased from 0.26% to 0.29%.  The largest increase occurred in the commercial and multi-family real estate loans.  $0.8 million of the $0.9 million in charge-offs in 2012 were related to two loans, one in retail and the other a golf course.  While net charge-offs did increase in 2012, the net charge-off ratio remains low when compared with other banks of a similar size industry-wide.

An allocation of the allowance for loan and lease losses by portfolio type over the past five years follows (dollars in thousands):

	Balance at 12/31/2012 Attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2011 Attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2010 Attributable to:	Percent of loans in each category to total loans	Balance at 12/31/2009 Attributable to:	Percent of loans in each category to total loans	Balance at 12/31/2008 Attributable to:	Percent of loans in each category to total loans
Residential
Mortgages*	$ 662	11.84%	$ 793	13.00%	$ 548	13.50%	$ 559	14.20%	$ 238	13.90%
Commercial
Mortgages*	4,493	60.58%	4,670	57.30%	4,252	55.60%	3,324	53.50%	1,646	48.00%
Home
Equities	746	9.68%	768	9.40%	540	10.10%	495	10.20%	256	9.70%
Commercial
Loans	3,617	17.17%	4,085	18.80%	3,435	17.30%	2,387	14.90%	1,289	13.40%
Consumer
Loans**	18	0.45%	36	0.50%	29	0.60%	57	0.80%	60	0.60%
Direct
financing
leases	47	0.28%	994	1.00%	1,471	2.90%	-	6.40%	2,449	14.40%
Unallocated	149	-%	149	-%	149	-%	149	-%	149	-%

Total	$ 9,732	100.00%	$ 11,495	100.00%	$ 10,424	100.00%	$ 6,971	100.00%	$ 6,087	100.00%

* includes construction loans
** includes other loans

Allowance for C&I loans comprises 37.2% of the allowance for loan and lease losses despite being only 17.2% of the loan and lease portfolio, while the allowance related to commercial mortgages comprises 46.2% of the allowance for loan and lease losses despite being 60.6% of the total loan and lease portfolio.  Over the past five years, C&I loans have suffered far higher losses than the commercial mortgage portfolio, despite the higher losses in the commercial mortgage portfolio in 2012.

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

	As of December 31,
	2012	2011	2010
Direct financing lease principal balance	$ 1,742	$ 6,509	$ 16,968
Mark-to-market adjustment	(130)	(488)	(1,493)
Direct financing lease carrying balance	$ 1,612	$ 6,021	$ 15,475

	For the year ended December 31,
	2012	2011	2010
Beginning balance of mark	$ 488	$ 1,493	$ 4,159
Mark-to-market adjustment	-	-	-
Net write-offs	(358)	(1,005)	(2,666)
Remaining mark	$ 130	$ 488	$ 1,493

Allowance for lease losses, beginning balance	$ 994	$ 1,471	$ -
(Reduction of) provision for lease losses	(947)	(477)	1,471
Leasing net charge-offs	-	-	-
Allowance for lease losses, ending balance	$ 47	$ 994	$ 1,471

Total mark plus allowance	$ 177	$ 1,482	$ 2,964
Mark plus allowance / leasing principal balance	10.16%	22.77%	17.47%

Non-accruing leases	$ 171	$ 1,160	$ 2,930
Non-accruing leases / leasing principal balance	9.82%	17.82%	17.27%

In 2010, the leasing portfolio continued to deteriorate as non-accruing leases increased slightly, despite the overall principal balance of the portfolio declining by 52.4%, resulting in an increase in the non-accruing lease ratio from 8.15% at December 31, 2009 to 17.27% at December 31, 2010.  The apparent deterioration in the portfolio resulted in management provisioning for $1.5 million in additional lease losses.  In 2011, performance in the portfolio improved with non-accruing leases declining 60.4% as the portfolio continued to roll off.  Consequently, the non-accruing lease ratio stabilized at 17.82% at December 31, 2011, compared with 17.27% at December 31, 2010.  Also, net write-offs slowed in 2011 at $1.0 million compared with $2.7 million in 2010.  This caused the mark plus allowance ratio to improve from 17.47% at December 31, 2010 to 22.77% at December 31, 2011.  The combined impact of the reduced non-accruing leases and net lease write-offs was a sharp increase in the coverage of the mark plus allowance compared with non-accruing leases.  The improved credit quality metrics in 2011 resulted in management releasing allowance of $0.5 million.  There was continued improvement in the portfolio in 2012 as non-accruing leases declined to $0.2 million at December 31, 2012 from $1.2 million at December 31, 2011.  The par value of the leasing portfolio is down to $1.6 million as of December 31, 2012.  With an increasingly low level of non-accruing leases and the portfolio nearing the end of its life, management reduced the allowance for lease losses by an additional $0.9 million.  Despite the reduction of leasing allowance, the mark plus allowance ratio remains higher than the non-accruing leases to total leases ratio.

Overall, the ratio of the allowance for loan and lease losses to total loan and leases declined from 1.97% on December 31, 2011 to 1.67% at December 31, 2012.  This is a reflection of the improving credit quality of the loan and lease portfolio, as evidenced by the decline in the ratio of non-performing loans and leases to total loans and leases from 2.60%  at December 31, 2011 to 1.41% at December 31, 2012.  Therefore, despite the decrease in the ratio of the allowance for loan and lease losses to total loans and leases, the coverage ratio of the allowance for loan and lease losses to non-performing loans and leases increased significantly from 76% to 118%.  There are two other factors that significantly influence these ratios.

The first factor is the acquisition of Waterford’s loan portfolio.  At December 31, 2012, the Company had $20.8 million in loans from the acquisition that are covered under the loss share agreement with the FDIC.  Under the agreement, the Company is eligible to be reimbursed for 80% of the losses up to $5.6 million, and 95% of losses above $5.6 million, based on the acquired loans’ original carrying value.  At the time of acquisition, the Company wrote down any impaired loans to fair value.  The $2.0 million in impaired loans and $0.2 million in other real estate were written down by $1.4 million, to a net carrying value of $0.8 million.  These loans were immediately put on non-accruing status.  These loans currently have a carrying value of less than $0.1 million.  $1.9 million in loans acquired from Waterford were in non-accruing status as of December 31, 2012.  Because of the 80% guarantee provided by the FDIC, the amount of the allowance for loan losses on this $20.8 million loan portfolio is only $0.1 million, or 0.57% of the acquired loan portfolio.

The second factor is the direct financing lease portfolio.  Due to the significant credit issues in this portfolio, the leasing portfolio carries a higher allowance ratio than the rest of the portfolio.  The coverage ratio of 28.1% is lower than the legacy loan portfolio.  However, this lower ratio is mitigated by the remaining mark on the portfolio as discussed and shown in the previous table.  The following table depicts the allowance and non-performing ratios by segregating the legacy loan portfolio, the purchased loan portfolio that is partially guaranteed by the FDIC and the leasing portfolio as of December 31, 2012 and 2011, respectively:

December 31, 2012
	($ in thousands)
	Balance	Allowance for loans and leases	Non-performing loan and lease losses	Allowance for loan and lease losses/Total loans and leases	Non-performing loans/Total loans and leases	Allowance for loan and lease losses/ Non-performing loans
Legacy portfolio	$ 560,496	$ 9,566	$ 6,207	1.71%	1.11%	154.12%
Acquired loans	20,787	119	1,850	0.57%	8.90%	6.43%
Leases	1,612	47	171	2.92%	10.61%	27.49%
Total	$ 582,895	$ 9,732	$ 8,228	1.67%	1.41%	118.28%

December 31, 2011
	($ in thousands)
	Balance	Allowance for loans and leases	Non-performing loan and lease losses	Allowance for loan and lease losses/Total loans and leases	Non-performing loans/Total loans and leases	Allowance for loan and lease losses/ Non-performing loans
Legacy portfolio	$ 552,346	$ 10,400	$ 11,488	1.88%	2.08%	90.53%
Acquired loans	25,038	101	2,528	0.40%	10.10%	4.00%
Leases	6,021	994	1,160	16.51%	19.27%	85.69%
Total	$ 583,405	$ 11,495	$ 15,176	1.97%	2.60%	75.74%

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

Non-Interest Income

Total non-interest income increased $0.4 million, or 3.2%, from 2011 to 2012.  The primary factor driving the increase was the gain on loans sold to Fannie Mae, which rose $0.3 million.  The Company was able to achieve higher than usual gains per mortgage sold due to historically low rates offered by Fannie Mae.  The Company was able to maintain its competitive position in the marketplace while achieving more discipline in its mortgage pricing. In addition, insurance service and fee revenue increased $0.1 million, or 0.9%, to $7.0 million.  TEA’s revenue is the largest component of non-interest income at 54.3% of total non-interest income.  TEA remains a source of diversification in the earnings of the Company and helps generate income not directly impacted by difficult credit or interest rate environments.  However, during 2012, TEA revenue growth continued to remain relatively flat due to the soft insurance market.  Deposit service charges increased $0.1 million, or 4.2%, from prior year, to $1.9 million. This is attributable to the Company increasing fee revenue on commercial checking accounts.  These increases were somewhat offset by a decrease in data center revenue of $0.2 million.  Data center income is from the Bank’s wholly-owned subsidiary, Suchak Data Systems, LLC (“SDS”).  SDS is a data processing company which was acquired by the Bank on December 31, 2008.  The original contracted revenue generated by service agreements with other banks is expiring as expected.  The Company is focusing on the original purpose for the purchase of SDS, which was to provide resources for its own internal bank processing needs.

Non-Interest Expense

Total non-interest expense increased $1.6 million, or 5.7%, from $27.2 million in 2011 to $28.8 million in 2012.  The largest increase in non-interest expense was in salaries and employee benefits, which increased $1.5 million, or 9.4%, in comparison to 2011.  The increase stems from merit increases, increased incentive pay, pension and supplemental executive retirement plan expenses, and increased health care costs.

Professional service expenses increased $0.1 million, or 8.4%, to $1.9 million in 2012.  Most of the increase is attributable to increased legal expenses related to non-performing loans.  While non-performing loans as a percentage of total loans and leases actually decreased over the past two years, there are two large commercial loan relationships that caused the company to incur significant legal expenses in 2012.

Technology and communications expense increased $0.2 million, or 21.8%, to $1.2 million in 2012.  The increase is entirely attributable to an increase in ATM and debit card processing fees paid by the Company as customer usage of ATM and debit cards continues to rise.

Other non-interest expenses also increased $0.2 million, or 7.9%.  Various items drove this increase, including increased charitable contributions ($0.1 million), increased fraud losses on debit cards ($0.1 million), and increased ATM fee rebate costs associated with the Company’s Better Checking product.

These increases were somewhat offset by decreases in occupancy expenses, FDIC insurance premiums and intangible amortization expense.  Occupancy expenses decreased $0.3 million, or 10.7%, due to efficiencies achieved in the consolidation of several TEA insurance offices and the run-off of fully depreciated fixed assets.

After a significant increase in FDIC insurance premiums in 2009 and 2010, the Company benefited from the change in calculation of the assessment base stipulated by the Dodd-Frank Act in mid-2011.  The change in the calculation resulted in a decrease in FDIC insurance expense of $0.1 million to $0.5 million in 2012 as a result of the effect of the full year of decreased premiums.

In 2012, the Company benefited from the expiration of the amortization of intangibles related to its purchase of an insurance agency in 2007.  Amortization expense declined from $0.5 million in 2011 to $0.3 million in 2012.

The efficiency ratio expresses the relationship of operating expenses to revenues.  The Company's efficiency ratio, or non-interest operating expenses (exclusive of non-cash goodwill impairment and intangible amortization) divided by the sum of net interest income and non-interest income (exclusive of gains and losses from investment securities), was 70.1% in 2012, an increase from 2011’s ratio of 69.7% as a result of the Company’s declining net interest margin and investments in additional employees and infrastructure.

Taxes

The provision for income taxes in 2012 was $3.7 million on pre-tax income of $11.9 million for an effective rate of 31.5%, compared with an effective rate of 29.7% in 2011.  While income before taxes increased $3.2 million, the two primary sources of tax-exempt income, interest income on tax-advantaged municipal bonds and bank-owned life insurance income, declined $0.2 million, resulting in tax-exempt income being a smaller portion of total income before taxes.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

Net Income

Net income of $6.1 million in 2011 consisted of $5.2 million related to the Company’s banking activities and $0.9 million in net income related to the Company’s insurance agency activities.  The total net income of $6.1 million was an increase of 26.3% from $4.8 million in 2010.  Earnings per basic and diluted share for 2011of $1.49 was an increase of 11.1% from $1.34 per diluted share for 2010.  The difference between the net income percentage increase and the earnings per share percentage increase is a result of the increase in the number of outstanding common shares, reflecting 1,125,000 shares issued pursuant to the Company’s registered common stock offering in May 2010.

Net Interest Income

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

On the funding side, the Company was successful in attracting new deposit customers, with most of that success coming in the premium-rate Better Checking, Better Savings, and business money market accounts.  While these products put some pressure on the net interest margin, the Company expects to benefit in the long term from the deeper relationships that these core deposits products provide.  In order to get the premium rates, customers have to have multiple products with the Company and demonstrate its core relationship with the Bank through required transaction activity in checking accounts.  Due to customer preference for liquid deposits with long-term rates at all-time lows, time deposit balances decreased in 2011 as demand for the product remained weak.  Also, as time deposits roll off, they have been replaced by lower rate deposits due to the low interest rate environment.

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

The ratio of non-performing loans and leases to total loans and leases was slightly lower at 2.60% at December 31, 2011 compared with 2.64% at December 31, 2010 and December 31, 2009.  Trends in non-performing loans and charge-offs are good indicators of credit quality and provide context for the movement in the provision for loan and lease losses.

Non-Interest Income

Total non-interest income decreased $0.2 million, or 1.6%, from 2010 to 2011.  There were two primary factors driving the decrease.  The first factor is the decrease in insurance service and fee revenue of $0.1 million, or 1.3%, to $6.9 million.  TEA’s revenue is the largest component of non-interest income at 55.5% of total non-interest income.  TEA remains a source of diversification in the earnings of the Company and helps generate income not directly impacted by difficult credit or interest rate environments.  However, during 2011, TEA revenue growth continued to remain stagnant due to the soft insurance market.  Second, deposit service charges declined $0.1 million, or 6.0%, from prior year, to $1.8 million. This is attributable to decreases in overdraft fees as a result of the full year effect of new regulations that became effective in July 2010.  Despite the decrease, deposit service charges remained the second largest component of non-interest income at 14.3% of total non-interest income.

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

The Company's efficiency ratio was 69.7% in 2011, an increase from 2010’s ratio of 67.9% as a result of the Company’s declining net interest margin, declining fee income, and investments in additional employees and infrastructure.

FINANCIAL CONDITION

The Company had total assets of $809.7 million at December 31, 2012,  an increase of $68.8 million or 9.3% from $740.9 million at December 31, 2011.  Net loans of $573.2 million increased 0.2% or $1.3 million over 2011.  Securities and interest-bearing deposits at banks increased $66.9 million or 62.5% over 2011.  Deposits increased by $62.8 million or 10.2%.  Stockholders’ equity increased  $5.8 million or 8.5% from 2011.

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

Under the Bank’s policy, acceptable portfolio investments include:  United States ("U.S.") Government obligations, obligations of federal agencies or U.S. Government-sponsored enterprises, mortgage backed securities, municipal obligations (general obligations, revenue obligations, school districts and non-rated issues from the Bank’s general market area), banker’s acceptances, certificates of deposit, Industrial Development Authority Bonds, Public Housing Authority Bonds, corporate bonds (each corporation limited to the Bank’s legal lending limit), collateralized mortgage obligations, Small Business Investment Companies (SBIC), Federal Reserve stock and Federal Home Loan Bank stock.

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase.  The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities.  Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase.  The Company did not own any out-of-state municipal bonds at December 31, 2012 or December 31, 2011.  Bonds rated below A are reviewed periodically to ensure their continued credit worthiness.  While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Company’s general market area.  Those municipalities are typically customers of the Bank whose financial situation is familiar to management.  The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.    On a quarterly basis the Company reviews changes, as submitted by Interactive Data, in the market value of its securities portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to Interactive Data regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than Interactive Data’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2012 or 2011.

Securities and interest-bearing deposits at banks made up 20.0% of the Company’s total average interest-earning assets in 2012 compared with 17.8% in 2011.  These assets provide the Company with additional sources of liquidity and income and act as collateral for the Bank’s municipal deposits.  The Company’s securities portfolio outstanding balances decreased 7.7% from $103.8 million at December 31, 2011 to $95.8 million at December 31, 2012, while the interest-bearing deposits at banks grew from $3.2 million to $78.1 million over the same time period. The interest-bearing deposits are liquid interest-bearing cash accounts at correspondent banks.  The significant increase in the Company’s cash position is a result of the rapid rate of deposit growth combined with the lack of loan growth in 2012.  While total deposits grew $62.8 million in 2012, total gross loans actually decreased $0.5 million.  In a difficult economy like the current environment, creditworthy businesses are less likely to take risks, make large investments, and seek credit, and are more likely to deposit their excess cash flow in a safe investment like a bank deposit.  With long-term rates at historic lows and decreasing even further in 2012, the Company did not make significant investments from the excess liquidity in non-core assets such as long-term bonds.  In 2013, the Company intends to execute a strategy of disciplined deposit pricing which management expects to slow deposit growth and buffet the Company’s net interest margin.  There is also $10.0 million and $9.0 million in FHLB borrowings which will mature in 2013 and 2014, respectively.  If the current liquidity position holds, these borrowings would likely not be replaced.  Alternatively, the Company plans to seek to aggressively grow its core loan portfolio after an unusually high number of large pay-offs in the fourth quarter of 2012 resulted in an overall flat year for loan growth in 2012.  Over time, management anticipates that its excess liquidity will shrink as the balance sheet mix shifts based on the preceding strategy.  The Company’s largest concentration at December 31, 2012 was in tax-advantaged municipal bonds, which comprised 36.8% of the total at December 31, 2012

versus 33.8% at December 31, 2011.   Government-sponsored mortgage-backed securities made up 33.7% of the portfolio at December 31, 2012 versus 34.9% at December 31, 2011 and U.S. government-sponsored agency bonds of various types made up 29.6% of the portfolio at December 31, 2012 versus 28.3% at December 31, 2011.

As a member of both the Federal Reserve System and the FHLB, the Bank is required to hold stock in those entities.  The Bank held $1.8 million in FHLB stock as of December 31, 2012 and 2011, respectively, and $1.4 million in FRB stock at December 31, 2012 and 2011, respectively.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages.  Interest rate changes have a direct impact on prepayment rates.  The Company uses a third-party developed model to monitor the average life and yield volatility of mortgage pools under various interest rate assumptions.

The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.”  Securities designated as held to maturity are stated on the Company’s Consolidated Balance Sheets included under Item 8 of this Annual Report on Form 10-K at amortized cost.  Those designated as available for sale are reported at fair market value.  At December 31, 2012, $3.7 million in securities were designated as held to maturity.  These bonds are primarily municipal investments that the Bank has made in its local market area.

The available for sale portfolio totaled $92.1 million or approximately 96.1% of the Company’s securities portfolio at December 31, 2012.  Net unrealized gains and losses on available for sale securities resulted in a net unrealized gain of $2.5 million at December 31, 2012, as compared with a net unrealized gain of $2.5 million at December 31, 2011.  Unrealized gains and losses on available-for-sale securities are reported, net of taxes, as a separate component of stockholders’ equity.  For the year ended December 31, 2012, the impact on stockholders’ equity was a net unrealized loss, net of taxes, of approximately $0.1 million.

Certain securities available for sale were in an unrealized loss position at December 31, 2012.  Management has assessed those securities available for sale in an unrealized loss position at December 31, 2012 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.

Income from securities held in the Bank’s investment portfolio represented approximately 9.2% of total interest income of the Company in 2012 as compared with 10.9% in 2011 and 10.5% in 2010.  At December 31, 2012, the Bank’s securities portfolio of $95.8 million consisted primarily of state and municipal securities, mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp ("FHLMC"), and U.S. and federal agency obligations.  The increase in investment interest income from 2010 to 2011 was due to the increase in average balances and was partially offset by a slight decline in investment yields.  The $0.5 million decrease in investment securities income in 2012 was a result of a significant decline in investment yields as sustained stimulus by the FRB continued to drive down bond yields to all-time lows.  Taxable investment yields dropped from 3.40% in 2011 to 2.76% in 2012 and tax-exempt security yields fell from 3.85% in 2011 to 3.38% in 2012.

Available for sale securities with a total fair value of $68.0 million at December 31, 2012 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The following table summarizes the Bank’s securities with those designated as available for sale valued at fair value and securities designated as held to maturity at amortized cost as of December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in thousands)
Available for Sale:
Debt Securities
U.S. government agencies	$ 28,332	$ 30,252	$ 23,644
States and political subdivisions	31,469	32,326	36,297
Total debt securities	$ 59,801	$ 62,578	$ 59,941

Mortgage-backed securities
FNMA	$ 16,077	$ 20,718	$ 10,462
FHLMC	6,481	8,321	9,567
GNMA	8,013	6,143	4,801
CMO's	1,691	2,221	2,651
Total mortgage-backed securities	$ 32,262	$ 37,403	$ 27,481

Total available for sale	$ 92,063	$ 99,981	$ 87,422

Held to Maturity:
Debt Securities
States and political subdivisions	$ 3,744	$ 3,802	$ 2,140
Total securities designated as held to maturity	$ 3,744	$ 3,802	$ 2,140

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2012.  Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Debt Securities
U.S. Government agencies	$ -	-	$ 7,624	3.52%	$ 16,349	2.43%	$ 4,359	5.38%
States and political subdivisions	2,797	4.25%	9,937	3.79%	13,995	3.67%	4,740	4.33%
Total debt securities	$ 2,797	4.25%	$ 17,561	3.68%	$ 30,344	3.00%	$ 9,099	4.83%

Mortgage-backed securities
FNMA	$ -	-	$ -	-	$ 4,163	4.55%	$ 11,914	3.60%
FHLMC	-	-	-	-	634	5.22%	5,847	3.14%
GNMA	-	-	-	-	-	-	8,013	3.87%
CMO's	-	-	-	-	12	4.25%	1,679	2.95%
Total mortgage-backed securities	$ -	-	$ -	-	$ 4,809	4.63%	$ 27,453	3.54%
Total available for sale	$ 2,797	4.25%	$ 17,561	3.68%	$ 35,153	3.22%	$ 36,552	3.86%

Held to Maturity:
U.S. Government agencies	$ -	-	$ -	-	$ -	-	$ -	-
States and political subdivisions	2,241	1.26%	317	2.94%	516	2.06%	670	3.54%
Total held to maturity	$ 2,241	1.26%	$ 317	2.94%	$ 516	2.06%	$ 670	3.54%
Total securities	$ 5,038	2.92%	$ 17,878	3.66%	$ 35,669	3.21%	$ 37,222	3.86%

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

The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans.  The Bank primarily extends loans to customers located within the Western New York area.  Until it announced that it was exiting the direct financing leasing business in April 2009, ENL originated direct financing leases in all 48 contiguous states.  Interest income on loans and leases represented approximately 90.8% of the total interest income of the Company in 2012 and approximately 89.1% and 89.5% of total interest income in 2011 and 2010, respectively.  The Bank’s loan and lease portfolio, net of the allowances for loan and lease losses, totaled $573.2 million and $571.9 million at December 31, 2012 and December 31, 2011, respectively.  The net loan and lease portfolio represented approximately 70.8%  and 77.2% of the Company’s total assets at December 31, 2012 and December 31, 2011, respectively.

The following table summarizes the major classifications of the Bank’s loans and leases as of the dates indicated:

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Mortgage loans on real estate:
Residential mortgages	$ 68,135	$ 73,579	$ 69,958	$ 67,330	$ 55,450
Commercial and multi-family	323,777	306,683	261,371	243,415	181,369
Construction-residential	811	2,392	1,320	2,086	1,280
Construction-commercial	28,941	27,887	32,332	18,156	14,017
Home equities	56,366	54,673	53,120	50,049	39,348
Total real estate loans	478,030	465,214	418,101	381,036	291,464

Direct financing leases	1,612	6,021	15,475	31,486	58,639
Commercial and industrial loans	99,951	109,513	91,445	73,145	54,838
Consumer loans	1,294	1,677	2,458	2,883	1,609
Other	1,342	586	252	493	365
Net deferred loan and lease
origination costs	666	394	247	525	798
	582,895	583,405	527,978	489,568	407,713

Allowance for loan and lease losses	(9,732)	(11,495)	(10,424)	(6,971)	(6,087)

Loans and leases, net	$ 573,163	$ 571,910	$ 517,554	$ 482,597	$ 401,626

Real Estate Loans

Approximately 82.0% of the Bank’s total loan and lease portfolio at December 31, 2012 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans.  The Bank’s real estate loan portfolio was $478.0 million at December 31, 2012, compared with $465.2 million at December 31, 2011.  The real estate loan portfolio increased by approximately 2.8% in 2012 over 2011 compared with an increase of 11.3% in 2011 over 2010.

The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value (“LTV”) ratio.  Any loans with a greater than 80% LTV have private mortgage insurance.  Fixed rate residential mortgage loans outstanding totaled $54.7 million at December 31, 2012, which was approximately 9.7% of total loans and leases outstanding, compared with $57.5 million and 9.9%, respectively, at December 31, 2011.  This balance did not include any construction residential mortgage loans, which are discussed below.  The Bank has a contractual arrangement with FNMA, pursuant to which the Bank sells certain mortgage loans to FNMA and the Bank retains the servicing rights to those loans.  The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.

In 2012, the Bank sold $24.6 million in mortgages to FNMA under this arrangement, compared with $24.1 million in mortgages sold in 2011.  Historically low interest rates resulted in the Bank selling 65.6% of new loans in an effort to mitigate the interest rate risk of holding long-term fixed rate loans in portfolio.  Originations decreased from $43.0 million in 2011 to $37.5 million in 2012.  The primary reasons for the decrease in originations were the Company’s more disciplined pricing and the departure of multiple loan officers, as the Company focused on compliance and profitability over production.   Much of the activity at the Bank and in the market in general was refinancing activity, in which customers replace their mortgage loans with a loan with a lower interest rate.  The refinancing activity, combined with lower production and normal roll-off, led to a decrease in balances of total residential mortgages of $5.4 million, or 7.4%.

The Bank currently retains the servicing rights on $73.7 million in mortgages sold to FNMA at December 31, 2012, compared with $62.4 million at December 31, 2011.  The Company has recorded a net servicing asset for such loans of $0.5 million at December 31, 2012, compared with $0.4 million at December 31, 2011. The value of the mortgage servicing rights increased due to the increase in the size of the servicing portfolio.  However, lower market interest rates at December 31, 2012 compared with December 31, 2011 resulted in the Company’s valuation model projecting higher prepayment speeds and a lower duration for the existing loans in the servicing portfolio, somewhat offsetting the increased value attributable to the additional loans sold to FNMA.

The Bank offers adjustable rate residential mortgage loans with terms of up to 30 years.  Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter.  At December 31, 2012, the Bank’s outstanding adjustable rate residential mortgage loans were $11.4 million or 2.0% of total loans and leases outstanding as compared with $16.1 million or 2.8% of total loans and leases at December 31, 2011.  With rates on fixed rate mortgage products at all-time lows, there has been little demand for variable-rate products which has resulted in a decline in variable rate mortgage loan balances.

Overall, residential real estate loans decreased $5.4 million, or 7.4%, from $73.6 million at December 31, 2011 to $68.1 million at December 31, 2012.

The Bank also offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis.  To the extent required, loans exceeding an 80% LTV are reported on an exception report to the Board of Directors.  Many of these mortgage loans either mature or are subject to a rate call after three to five years.  The Bank’s outstanding commercial mortgage loans were $323.8 million at December 31, 2012, which was 55.6% of total loans and leases outstanding, compared with $306.7 million and 52.6%, respectively, at December 31, 2011.  The growth is attributable to the Bank’s loan officers continuing to capitalize on opportunities available in the market.  The Bank believes that the strong relationships with customers in the local community that have been fostered over the years with its loan officers have resulted in robust loan production in 2012.  The balance at December 31, 2012 included $92.3 million in fixed rate and $231.5 million in variable rate commercial mortgage loans, which include interest rate calls.

The Bank also offers other types of loans collateralized by real estate, such as home equity loans.  The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 85% combined LTV ratio.  To the extent required, loans exceeding an 85% LTV ratio are reported on an exception report to the Board of Directors.  At December 31, 2012, the real estate loan portfolio included $56.4 million of home equity loans outstanding, which represented 9.7% of total loans and leases outstanding, compared with $54.7 million and 9.4% at December 31, 2011, respectively.  The growth is attributable to strong consumer demand for historically low-rate variable-rate home equity loans.  The total home equity portfolio included $48.2 million in variable rate loans and $8.2 million in fixed rate loans.

The Bank also offers both residential and commercial real estate construction loans at up to an 80% LTV ratio at fixed interest or adjustable interest rates and multiple maturities.  At December 31, 2012, fixed rate real estate construction loans outstanding totaled $2.2 million, or 0.4% of total loans and leases outstanding, and adjustable rate construction loans outstanding totaled $27.6 million, or 4.7% of total loans and leases outstanding.  At December 31, 2011, fixed rate real estate construction loans outstanding totaled $4.0 million or 0.7% of total loans and leases outstanding, and adjustable rate construction loans outstanding totaled $26.3 million or 4.5% of total loans and leases outstanding.

Direct Financing Leases

Direct financing leases totaled $1.6 million and $6.0 million at December 31, 2012 and 2011, respectively, representing 0.3% and 1.0% of the Bank's total loans and leases outstanding at December 31, 2012 and 2011, respectively.  The decline reflects management’s decision to exit the leasing business and to manage the remaining portfolio through its estimated maturity in 2014.

Commercial and Industrial Loans

The Bank offers commercial and industrial (“C&I”) loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities.  The Bank’s C&I loan portfolio totaled $100.0 million at December 31, 2012, compared with $109.5 million and $91.4 million at December 31, 2011 and 2010, respectively.  The portfolio is 8.7% smaller at December 31, 2012 than the previous year-end, but 9.3% larger than two years prior.  The growth over two years is attributable to an increased number of C&I loan officers and good results achieved through the Bank’s community-focused and relationship-based lending approach in the local market.  However, in 2012, there were several large loans that unexpectedly paid off in the fourth quarter.  This impact more than offset robust production of smaller-balance loans throughout the year.  In addition, commercial line usage declined year over year.  Commercial loans represented 17.2% and 18.8% of the Bank’s total loans at December 31, 2012 and 2011, respectively.

Collateral for C&I loans, where applicable, may consist of inventory, receivables, equipment and other business assets.  At December 31, 2012, 60.1% of the Bank’s C&I loans were at variable rates which are typically tied to the prime rate.  The Company has a small number of loans that are tied to LIBOR.

Consumer Loans

The Bank’s consumer installment loan portfolio totaled $1.3 million and $1.7 million at December 31, 2012 and 2011, respectively, representing 0.2% and 0.3% of the Bank’s total loans and leases outstanding at December 31, 2012 and 2011, respectively.  Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis.  This segment of the portfolio is done on an accommodation basis for customers.  The Company does not actively try to grow the portfolio in a significant way.

Other Loans

Other loans totaled $1.3 million and $0.6 million at December 31, 2012 and December 31, 2011, respectively.  Other loans consisted primarily of overdrafts and loan clearing accounts.

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturities of commercial loans and real estate construction loans outstanding as of December 31, 2012 and the classification of such loans due after one year according to sensitivity to changes in interest rates.

After One But
	Within	Within Five	After Five
	One Year	Years	Years	Total
(in thousands)
Commercial	$ 10,685	$ 58,374	$ 30,892	$ 99,951
Real estate construction	23,997	5,629	126	29,752
	$ 34,682	$ 64,003	$ 31,018	$ 129,703

Loans maturing after one year with:
Fixed Rates		$ 18,405	$ 20,432
Variable Rates		45,598	10,586
		$ 64,003	$ 31,018

SOURCES OF FUNDS

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

Deposits

The Bank offers a variety of deposit products, including checking, savings, NOW accounts, certificates of deposit and jumbo certificates of deposit.  Bank deposits are insured up to the limits provided by the FDIC.  The following table details the Bank’s deposits as of the dates indicated:

	December 31,
	2012	2011	2010
	(in thousands)
Demand deposits	$ 123,405	$ 118,037	$ 98,016
NOW accounts	65,753	50,761	32,683
Regular savings	357,741	313,777	249,410
Muni-vest savings	23,183	20,161	22,000
Time deposits, $100,000 and over	42,083	39,557	57,302
Other time deposits	66,827	73,910	85,046
Total	$ 678,992	$ 616,203	$ 544,457

The following schedule sets forth the maturities of the Bank’s time deposits as of December 31, 2012:

Time Deposit Maturity Schedule
(in thousands)
	0-3	3-6	6-12	Over
	Mos.	Mos.	Mos.	12 Mos.	Total

Time deposits - $100,000 and over	$ 1,074	$ 2,018	$ 3,633	$ 35,358	$ 42,083

Other time deposits	6,690	6,801	11,656	41,680	66,827

Total time deposits	$ 7,764	$ 8,819	$ 15,289	$ 77,038	$ 108,910

Total deposits increased $62.8 million or 10.2% in 2012 from 2011.  The Company successfully grew core transactional checking accounts, including non-interest bearing demand deposits and interest-bearing NOW accounts, by 12.0% to $189.2 million at December 31, 2012.  Non-interest bearing demand deposits increased by $5.2 million, or 4.4%, to $123.4 million as the Company was able to attract new core customers and some current commercial customers kept higher cash balances in a difficult economy.  NOW accounts increased by 29.5%, or $15.0 million, to $65.8 million.  The Company’s Better Checking product rewards customers with premium interest rates on checking balances and ATM fee refunds if the customers meet certain qualifications including direct deposit and frequent use of their debit cards.  This product continued to attract new customers in 2012 and drove the increase in NOW balances.

Much of the organic growth in savings deposits in 2012 was due to the Better Savings account offered by the Bank.  The Bank paid a competitive interest rate on that product throughout 2012.  The Company believes this product was popular because customers preferred to keep their deposits liquid in a low-interest rate environment with a difficult economy.  With long-term rates so low, customers often do not believe there is enough value in locking up their funds long-term.  In addition, the Company’s focus on C&I lending helped drive an increase in commercial savings account balances.  The result of the growth in Better Savings and commercial savings balances is reflected in the growth of total regular savings accounts, which increased $47.0 million, or 14.1%, to $380.9 million in 2012.

Time deposits decreased $4.6 million, or 4.0%, from $113.5 million as of December 31, 2011 to $108.9 million at December 31, 2012.  Customers moved into more liquid products such as the Better Savings account referred to above.  Also, given the excess liquidity provided by the growth in checking and savings accounts, management did not replace brokered time deposits as they matured in 2012.  Because the interest rate environment continues to remain low, the average rate paid on time deposits fell from 2.23% in 2011 to 1.75% in 2012.

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank (dollars in thousands):

	2012		2011		2010
		Weighted		Weighted		Weighted
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand deposits	$ 119,805	0.00%	$ 108,522	0.00%	$ 92,072	0.00%
NOW accounts	59,811	1.03%	44,639	1.23%	24,981	1.00%
Regular Savings	341,739	0.57%	280,606	0.72%	237,939	0.69%
Muni-vest savings	24,937	0.32%	27,272	0.48%	30,005	0.48%
Time deposits	109,508	1.75%	131,171	2.23%	142,360	2.54%

Total	$ 655,800	0.69%	$ 592,210	0.95%	$ 527,357	1.07%

Federal Funds Purchased and Other Borrowed Funds.  Another source of the Bank’s funds for lending and investing activities at December 31, 2012 consisted of short and long term borrowings from the Federal Home Loan Bank.

Other borrowed funds consisted primarily of various advances from the FHLB with both fixed and variable interest rate terms ranging from 3.01% to 3.55%.  The maturities and weighted average rates of other borrowed funds at December 31, 2012 are as follows (dollars in thousands):

	Maturities	Weighted Average Rate
2013	$ 10,000	3.28%
2014	9,000	3.53%
2015	-	-
2016	-	-
Thereafter	-	-
Total	19,000	3.39%

Securities Sold Under Agreements to Repurchase

The Bank enters into agreements with certain customers to sell securities owned by the Bank to those customers and repurchase the identical security, generally within one day.  No physical movement of the securities is involved.  The customer is informed that the securities are held in safekeeping by the Bank on behalf of the customer.  Securities sold under agreements to repurchase totaled $12.1 million at December 31, 2012 compared to $9.0 million at December 31, 2011.  Balances can vary day to day based on customer needs.

Pension

The Bank maintains a qualified defined benefit pension plan (the “Pension Plan”), which covered substantially all employees of the Company at the time the Pension Plan was frozen on January 31, 2008.  All benefits eligible participants accrued in the Pension Plan to the freeze date have been retained.  Employees have not accrued additional benefits in the Pension Plan from that date.  Employees will be eligible to receive these benefits at normal retirement age.  Additionally, the Company has entered into individual retirement agreements with certain of its executive officers providing for unfunded supplemental pension benefits under the Company’s Supplemental Executive Retirement Plan and Senior Executive Supplemental Executive Retirement Plan (collectively, the “SERP plans”).  The Company’s pension expense for the Pension Plan and the SERP plans approximated $0.6 million, $0.5 million and $0.5 million for each of the years ended December 31, 2012, 2011 and 2010, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the Company’s plan assets of 7.50% for 2012, 2011 and 2010 for the Pension Plan; no compensation rate increases for 2012, 2011, and 2010 for the Pension Plan and compensation rate increases of 3.50%, 3.12%, and 4.36% in 2012, 2011 and 2010, respectively, for the SERP plans.

The expected long-term rate of return on pension plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on pension plan targeted asset allocation.  The SERP Plans are unfunded so there is no return on plan assets assumption.  In evaluating compensation rate increases, the Company evaluated historical salary data, as well as expected future increases.  The compensation rate increase assumption is zero for the Pension Plan because the Pension Plan has been frozen and employees can no longer accrue additional benefits.  The Company will continue to evaluate its actuarial assumptions, including its expected rate of return and compensation rate increases at least annually, and will adjust as necessary.

The Company bases its determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility.   Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis has decreased from 4.46% at December 31, 2011 to 3.88% at December 31, 2012 for the Company’s Pension Plan and from 4.34% to 3.17% for the SERP plans.

Management tested the sensitivity of the pension expense to changes in two key assumptions: return on plan assets and the discount rate.  A 0.25% decrease in the rate of return on plan assets would have resulted in an increase in pension expense of 15.5% or $7 thousand.  A 0.25% decrease in the discount rate would have resulted in an increase in pension expense of 7.2% or $4 thousand.  The SERP has no plan assets; therefore there is no rate of return on plan assets.  A 0.25% decrease in the discount rate would have resulted in an increase in SERP expense of 1.5% or $8 thousand.  Increases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentences.  Since the SERP plans are not funded and the Pension Plan has been frozen, the pension expense is not sensitive to compensation scale increases or decreases.

As of December 31, 2012, the Company had cumulative actuarial losses of approximately $3.5 million that will result in an increase in the Company's future pension expense because such losses at each measurement date exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets.  In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost.  Amortization of these net actuarial losses had the effect of increasing the Company's pension expense by approximately $171 thousand in 2012, $36 thousand in 2011 and $38 thousand in 2010.

The Company contributed $370,000 to the Pension Plan in 2012.

Liquidity

The Company utilizes cash flows from its investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Given the current collateral available, advances of up to $127.7 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.    An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the FRB’s discount window.  The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  Additionally, the Company has access to capital markets as a funding source.

The cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses.  At December 31, 2012, approximately 5.3% of the Company’s debt securities had maturity dates of one year or less, and approximately 23.9% had maturity dates of five years or less.    In addition, the Company receives regular cash flows on its mortgage-backed securities.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases.  At December 31, 2012, in the stress test, the Bank had net short-term liquidity available of $75.5 million as compared with $82.6 million at December 31, 2011.  Available assets of $179.6 million divided by public and purchased funds of $116.0 million, resulted in a long-term liquidity ratio of 155% at December 31, 2012, compared with 99% at December 31, 2011.

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

Systemic weakness in the FHLB could result in higher costs of FHLB borrowings and increased demand for alternative sources of liquidity that are more expensive, such as brokered time deposits, the discount window at the Federal Reserve, or lines of credit with correspondent banks First Tennessee Bank and M&T Bank.

Contractual Obligations

The Company is party to contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit.  The table below presents certain future financial obligations.

	Payments due within time period at December 31, 2012
	(in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Securities sold under
agreement to repurchase	$ 12,111	$ 12,111	$ -	$ -	$ -
Operating lease obligations	7,386	645	1,129	958	4,654
Other borrowed funds	19,000	10,000	9,000	-	-
Junior subordinated debentures	11,330	-	-	-	11,330

Total	49,827	22,756	10,129	958	15,984

Interest expense on fixed rate debt	$ 600	$ 402	$ 198	$-	$-

The Company’s variable rate debt included in other borrowed funds is related to short-term funding which is used only to cover seasonal funding needs, which are subject to fluctuation.

At December 31, 2012, the Company had commitments to extend credit of $135.0 million compared to $134.2 million at December 31, 2011.  For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 16 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Capital

The Company and the Bank have consistently maintained regulatory capital ratios above well capitalized standards.  The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent on the business environment in the markets where the Company operates, in Western New York and in the United States as a whole.  Some banks experienced such a sharp drop-off in financial performance due to the deteriorating economy that they were forced to raise capital with the U.S. government through the Troubled Asset Relief Program (“TARP”) in order to maintain appropriate capital ratios.  The Bank applied for and was approved for funds under TARP but declined the offer after determining that the Bank’s capital position was more than sufficient and that the restrictions on capital management imposed by TARP were too onerous.

Overall, during 2012, the business environment continues to be adverse for many households and businesses in Western New York, in the United States and worldwide.  There can be no assurance that these conditions will improve in the near term. Such conditions could materially adversely affect the credit quality of the Company’s loans and leases, and therefore, the Company’s results of operations, financial condition, and capital position.

For further detail on capital and capital ratios, see Note 20 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Total Company stockholders’ equity was $74.8 million at December 31, 2012, increased from $69.0 million at December 31, 2011.  Equity as a percentage of assets was 9.2% at December 31, 2012, compared to 9.3% at December 31, 2011.  Book value per share of common stock increased to $17.94 at December 31, 2012 from $16.72 at December 31, 2011.  The reason for the increase in stockholders’ equity and book value per share was $8.1 million in net income, and a $0.8 million addition to paid in capital for stock issuances under the Company’s dividend reinvestment plan and employee stock purchase plan, and restricted stock and stock option activity.  These increases were somewhat offset by $2.8 million in dividends to common stockholders and a $0.2 million decrease in accumulated other comprehensive income.

The dividend payment of $0.68 per share in 2012 was $0.28 higher than the $0.40 per share paid in 2011.  The Company typically pays a semi-annual dividend in April and October of each year.  In 2012, the Company decided it was appropriate to move up the normal semi-annual dividend for April 2013 to December 2012.  At the time of the Company’s decision, there was much uncertainty around the income tax rates on dividend income.  These rates were scheduled to expire on December 31, 2012 and it was expected that these rates would increase in 2013.  Therefore, in an effort to reduce the tax burden on stockholders, management and the Board of Directors agreed that it would be appropriate to pay a third dividend in 2012 in lieu of the first semi-annual dividend in 2013.

Management and the Board of Directors of the Company believe that the dividend level is prudent to maintain available capital to support the continued growth of the Company, as well as to manage the Company’s and the Bank’s capital ratios, while providing a dividend yield (dividend per share divided by stock price) competitive with peers in the industry at 4.39% at December 31, 2012, or 2.84% when normalized by excluding the $0.24 dividend paid on December 31, 2012.  The Company’s dividend payout ratio (dividends paid divided by net income) was 34.8% in 2012, or 22.5% when normalized by excluding the $0.24 dividend paid on December 31, 2012.

Included in stockholders’ equity was accumulated other comprehensive income which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale.  Net unrealized gains after tax were $2.4 million, or $0.59 per share of common stock, at December 31, 2012, as compared to net unrealized gains on available-for-sale investment securities after tax of $2.5 million, and $0.61 per share of common stock, at December 31, 2011.  Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.  The Company had no other-than-temporary impairment charges in its investment portfolio in 2012 or 2011.

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

ALCO, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities.  When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank's exposure to interest rate risk through the use of on or off-balance sheet financial instruments.  Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the purchase of other financial instruments used for interest rate risk management purposes.  In 2011 and 2012, the Bank did not use off-balance sheet financial instruments to manage interest rate risk.

SENSITIVITY OF NET INTEREST INCOME

TO CHANGES IN INTEREST RATES

Calculated increase (decrease) in projected annual net interest income
(in thousands)

Changes in interest rates	December 31, 2012	December 31, 2011
+200 basis points	$ 1,588	$ 1,126
+100 basis points	1,055	1,452
-100 basis points	NM	NM
-200 basis points	NM	NM

Many assumptions are utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income.  The more significant assumptions relate to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities.  The Bank also assumes immediate changes in rates, including 100 and 200 basis point rate changes.  In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts, such that interest rates cannot be less than zero.  These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. At December 31, 2012 the Bank's projected net interest income benefitted more from a 100 basis point increase in market rates compared with a 200 basis point increase in rates.  This relationship was due in part to expected increases in deposit rates needed to retain deposit customers if rates moved up 200 basis points but were not required if rates only moved 100 basis points higher.  Continued decreases in market interest rates during 2012 produced a greater sensitivity of customers to any level of market interest rate increases, therefore projecting a more proportional relationship to increased changes in rates at December 31, 2012.  In regards to the declining rate scenarios, management believes that projections using such significant decreases in interest rates is not meaningful based on the current low interest rate environment.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table, and changes in such amounts, are not considered significant to the Bank’s projected net interest income.

Financial instruments with off-balance sheet risk at December 31, 2012 included $98.7 million in undisbursed lines of credit at an average interest rate of 3.82%; $13.2 million in fixed rate loan origination commitments at 3.81%; $12.5 million in adjustable rate loan origination commitments at 3.71%; and $8.1 million in adjustable rate letters of credit, which if drawn upon, would typically earn an interest rate equal to the prime lending rate plus 2%.  Unused overdraft protection lines totaled $10.6 million, which if drawn upon, would also typically earn an interest rate equal to the prime lending rate plus 2%.

The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity year ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(dollars in thousands)
Interest-Assets
Gross loans and leases receivable	$52,358	$37,224	$14,348	$30,653	$43,503	$404,809	$582,895	$617,648
Average interest	4.69%	5.10%	5.62%	5.57%	4.72%	4.98%	4.99%	4.99%
Investment
securities	5,038	1,034	8,902	5,207	2,736	72,890	95,807	95,784
Average interest	2.92%	4.18%	3.27%	4.25%	3.63%	3.54%	3.53%	3.53%

Interest – Liabilities
Interest bearing
deposits	482,660	15,087	33,841	14,969	9,021	9	555,587	558,560
Average interest	0.65%	1.35%	2.64%	2.04%	1.26%	7.50%	0.84%	0.84%
Borrowed funds &
Securities sold
under agreements
to repurchase	22,111	9,000	-	-	-	-	31,111	31,614
Average interest	1.59%	3.53%	-	-	-	-	2.15%	2.15%
Junior subordinated
debentures	-	-	-	-	-	11,330	11,330	11,330
Average interest	-	-	-	-	-	3.06%	3.06%	3.06%

When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities, increases or decreases.  As a part of the Company’s asset/liability policy, the Company has set limitations on the acceptable level of the negative impact of such rate fluctuations on the market value of the Company’s balance sheet.  The Bank’s securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per ASC Topic 320 “Investments – Debt and Equity Securities.”  At December 31, 2012, the impact to equity, net of tax, as a result of marking available for sale securities to market was an unrealized gain of $2.4 million.  On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 200 basis points.  At December 31, 2012, the Company determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements.  The Company’s and the Bank’s capital ratios are also reviewed by management on a quarterly basis.

Capital Expenditures

Significant planned expenditures for 2013 include the purchase of an office building, furnishing the new building, and investments in computer systems and hardware.  The Company believes it has a sufficient capital base to support these known and potential capital expenditures, currently expected to total $1.2 million, with current assets.

Impact of Inflation and Changing Prices

There will continually be economic events, such as changes in the economic policies of the FRB, which will have an impact on the profitability of the Company.  Inflation may result in impaired asset growth, reduced earnings and substandard capital ratios.  The net interest margin can be adversely impacted by the volatility of interest rates throughout the year.  Since these factors are unknown, management attempts to structure the balance sheet and re-pricing frequency of assets and liabilities to avoid a significant concentration that could result in a negative impact on earnings.

Segment Information

In accordance with the provisions of ASC 280, “Segment Reporting,” the Company’s operating segments have been determined based upon its internal profitability reporting.  The Company’s operating segments consist of banking activities and insurance agency activities.

The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank.  This includes the operations of SDS and ENL.  The net income from banking activities was $7.0 million in 2012 compared with $5.3 million in 2011.  The increase in net income from banking activities was driven primarily by the provision for loan and lease losses, which decreased from $2.5 million in 2011 to ($0.1) million in 2012.  Total assets of the banking activities segment increased $69.0 million or 9.4% during 2012 to $799.9 million at December 31, 2012, due primarily to strong deposit growth.

The insurance activities segment includes activities of TEA, a property and casualty insurance agency with locations in the Western New York area.  Net income from insurance activities was $1.2 million in 2012, an increase of $0.3 million from $0.9 million in 2011.  Most of the increase was a result of a decrease in non-interest expenses of $0.3 million.  The largest decrease was in occupancy expenses after TEA consolidated several personal lines offices in 2011.  TEA’s total assets of the insurance activities segment were $9.8 million at December 31, 2012, compared with $10.0 million at December 31, 2011.

Fourth Quarter Results

Net income grew to $2.1 million in the fourth quarter of 2012, up 58.5% from net income of $1.3 million in the fourth quarter of 2011.  The improvement in net income reflects a combination of higher net interest income, which resulted from growing interest earning assets, lower interest expense and a $1.0 million year-over-year reduction in the provision for loan and lease losses.  Return on average equity was 11.33% for the fourth quarter of 2012 compared with 7.77% in the fourth quarter of 2011.

Net interest income was $7.1 million for the 2012 fourth quarter, up 3.0% when compared with the fourth quarter of 2011 and up 2.2% from the third quarter of 2012.  The Company’s net interest margin was 3.78% for the fourth quarter of 2012, up from the third quarter rate of 3.76% but down from 4.03% in the fourth quarter of 2011.  As compared with last year’s fourth quarter, the decrease in the net interest margin was due to the continued declining interest rate environment.  The Company has been able to partially offset the 51 basis point decrease from fourth quarter 2011 in yield on interest-earning assets through re-pricing its interest bearing liabilities by 31 basis points.  The contribution of interest-free funds declined by 5 basis points compared with the fourth quarter 2011.

The provision for loan and lease losses decreased to a release of $129 thousand in the fourth quarter of 2012 and reflects the benefit from a release of $187 thousand in leasing reserve after continued improvement in the portfolio’s performance.  The prior-year period had a provision of $828 thousand, while the linked third quarter of 2012 had a provision of $9 thousand.

Non-interest income, which represented 31.6% of total revenue in the fourth quarter of 2012, increased to $3.3 million from $2.9 million in the fourth quarter of 2011.  Insurance agency revenue of $1.6 million was up $241 thousand, or 17.7%, from the 2011 fourth quarter, due mostly to increases in profit sharing and commercial lines revenue.  Other income was up $166 thousand from fourth quarter of 2011, mostly due to premiums on residential mortgages sold to Fannie Mae.  Service charges on deposits increased 3.3% to $498 thousand from the prior-year period.  Compared with the third quarter of 2012, total non-interest income was up 2.1%, due mainly to premiums on residential mortgages sold to Fannie Mae.

Total non-interest expense was $7.2 million in the fourth quarter of 2012, an increase of 1.9% from
$7.1 million in the fourth quarter of 2011.  The largest component of the increase was salaries and employee benefits, which was up $0.2 million, or 3.9%, compared with the fourth quarter of 2011.  This rise is due mainly to merit increases, higher health care costs and increased staff.

As a result of the small increases in non-interest expense combined with stronger revenue growth, the efficiency ratio decreased to 68.78% for the fourth quarter of 2012 from 71.35% for the fourth quarter of 2011.

Income tax expense for the quarter ended December 31, 2012, was $1.2 million, representing an effective tax rate of 35.8% compared with an effective tax rate of 27.8% in the fourth quarter of 2011.  The increase in tax rate in the fourth quarter was primarily due to lower tax exempt income as a percentage of total income.

Core loans, which are defined as total loans and leases less national direct financing leases, were
$581.3 million at December 31, 2012, down 2.5% from $596.2 million at September 30, 2012.  The decrease in loans during the fourth quarter was due mainly to the prepayment of several large commercial loans.

Investment securities were $95.8 million at December 31, 2012, down 0.1% from $95.9 million at the end of the third quarter of 2012.  Other assets increased $75.8 million over last year’s fourth quarter. The majority of this increase was in Fed Funds sold balances due to deposit growth outpacing loan growth.

Total deposits were $679.0 million at December 31, 2012, up $6.3 million, or 0.9%, from $672.7 million at September 30, 2012.  The sequential quarter growth was attributable to strong core deposit increases in both commercial and consumer products.  The Company’s Better Checking product (included in the NOW category), along with its complementary Better Savings product, have been successful in acquiring new customers and deepening relationships.

The net charge-offs to average total loans and leases ratio was 0.16% in the fourth quarter of 2012, down from 0.31% in the third quarter of 2012 and up from 0.03% in the fourth quarter of 2011.  The charge-off percentage remains below banks of a similar size industry-wide and is indicative of the Bank’s historical credit diligence.

The ratio of non-performing loans and leases to total loans and leases decreased to 1.41% at
December 31, 2012 from 1.57% at September 30, 2012.  During the fourth quarter of 2012, there was a $1.2 million decrease in non-performing loans and leases, due mainly to commercial loan charge-offs ($0.4 million), the continued run-off of the leasing portfolio ($0.1 million) and commercial loan pay downs ($0.5 million).

As a result of the growth in loans and the charge-offs during the fourth quarter of 2012, the ratio for the allowance for loan and lease losses to total loans and leases decreased to 1.67% at December 31, 2012, compared with 1.71% at September 30, 2012.  While the ratio decreased, the level of non-performing loans and leases decreased even further, resulting in an improved coverage ratio of 118.3% at December 31, 2012, compared with 108.4% at September 30, 2012.

Item 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item is incorporated by reference to the discussion of "Liquidity" and "Market Risk," including the discussion under the caption "Sensitivity of Net Interest Income to Changes in Interest Rates" included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and the Unaudited Quarterly Financial Data presented in Note 22 to our Consolidated Financial Statements.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Evans Bancorp, Inc. and subsidiaries (the “Company”).  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The Company's consolidated financial statements for the fiscal year ended December 31, 2012 were audited by KPMG LLP, an independent registered public accounting firm.  KPMG LLP also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, as stated in their report, which appears in the "Report of Independent Registered Public Accounting Firm" immediately following this annual report of management.

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

                                                            /s/ Gary A. Kajtoch

                                                            Gary A. Kajtoch

                                                            Treasurer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Evans Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Buffalo, New York

March 4, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Evans Bancorp, Inc.:

We have audited Evans Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2012, and our report dated March 4, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Buffalo, New York

March 4, 2013

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 and 2011
(in thousands, except share and per share amounts)

	2012	2011
ASSETS
Cash and due from banks	$ 12,409	$ 11,486
Interest-bearing deposits at banks	78,068	3,192
Securities:
Available for sale, at fair value (cost: $88,054 at December 31, 2012;	92,063	99,981
$95,848 at December 31, 2011)
Held to maturity, at amortized cost (fair value: $3,721 at December 31, 2012;	3,744	3,802
$3,811 at December 31, 2011)
Federal Home Loan Bank common stock, at amortized cost	1,804	1,830
Federal Reserve Bank common stock, at amortized cost	1,445	1,425

Loans and leases, net of allowance for loan and lease losses of $9,732
at December 31, 2012 and $11,495 at December 31, 2011	573,163	571,910
Properties and equipment, net of depreciation of $14,256 at December 31, 2012
and $13,145 at December 31, 2011	11,368	10,477
Goodwill	8,101	8,101
Intangible assets	329	678
Bank-owned life insurance	15,333	14,843
Other assets	11,849	13,177

TOTAL ASSETS	$ 809,676	$ 740,902

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Demand	$ 123,405	$ 118,037
NOW	65,753	50,761
Regular savings	380,924	333,938
Time	108,910	113,467

Total deposits	678,992	616,203

Securities sold under agreement to repurchase	12,111	9,010
Other short term borrowings	10,000	3,000
Other liabilities	13,415	13,371
Junior subordinated debentures	11,330	11,330
Long term borrowings	9,000	19,000

Total liabilities	734,848	671,914

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:

Common stock, $.50 par value, 10,000,000 shares authorized;
4,171,473 and 4,125,272 shares issued at December 31, 2012
and December 31, 2011, respectively, and 4,171,473 and 4,124,892 shares
outstanding, at December 31, 2012 and December 31, 2011, respectively	2,087	2,063
Capital surplus	42,029	41,275
Retained earnings	30,611	25,304
Accumulated other comprehensive gain, net of tax	101	346
Total stockholders' equity	74,828	68,988

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 809,676	$ 740,902

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands, except share and per share amounts)
	2012	2011	2010

INTEREST INCOME:
Loans and leases	$ 30,300	$ 29,140	$ 28,102
Interest bearing deposits at banks	53	26	9
Securities:
Taxable	1,871	2,115	1,740
Non-taxable	1,153	1,434	1,566
Total interest income	33,377	32,715	31,417
INTEREST EXPENSE
Deposits	4,546	5,621	5,660
Other borrowings	703	775	929
Junior subordinated debentures	348	331	333
Total interest expense	5,597	6,727	6,922
NET INTEREST INCOME	27,780	25,988	24,495
PROVISION FOR LOAN AND LEASE LOSSES	(68)	2,484	3,943
NET INTEREST INCOME AFTER PROVISION FOR
LOAN AND LEASE LOSSES	27,848	23,504	20,552
NON-INTEREST INCOME:
Bank charges	1,858	1,783	1,897
Insurance service and fees	6,966	6,902	6,992
Data center income	456	678	845
Net gain on sales and calls of securities	-	26	7
Gain on loans sold	464	188	152
Bank-owned life insurance	489	454	468
Interchange fee income	944	887	783
Other	1,646	1,514	1,489
Total non-interest income	12,823	12,432	12,633
NON-INTEREST EXPENSE:
Salaries and employee benefits	17,304	15,820	14,821
Occupancy	2,785	3,119	2,940
Repairs and maintenance	769	689	674
Advertising and public relations	814	812	627
Professional services	1,925	1,776	1,533
Technology and communications	1,197	984	1,026
Amortization of intangibles	349	490	900
FDIC insurance	521	652	1,023
Other	3,128	2,899	2,563
Total non-interest expense	28,792	27,241	26,107
INCOME BEFORE INCOME TAXES	11,879	8,695	7,078

INCOME TAX PROVISION	3,747	2,583	2,238
NET INCOME	$ 8,132	$ 6,112	$ 4,840
Net income per common share – basic	$ 1.96	$ 1.49	$ 1.34
Net income per common share – diluted	$ 1.95	$ 1.49	$ 1.34
Cash dividends per common share	$ 0.68	$ 0.40	$ 0.40
Weighted average number of basic common shares	4,144,322	4,102,142	3,613,746
Weighted average number of diluted shares	4,159,690	4,104,533	3,616,551

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(in thousands, except share and per share amounts)
		2012		2011		2010

NET INCOME		$ 8,132		$ 6,112		$ 4,840

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain on available-for-sale securities:	(77)		1,737		(177)
Less: reclassification of gain on sale of securities	-		16		4
Total		(77)		1,721		(181)

Defined benefit pension plans:
Amortization of prior service cost	53		54		53
Amortization of actuarial loss	105		23		23
Increase in pension liability	(326)		(979)		(260)
Total		(168)		(902)		(184)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX		(245)		819		(365)

COMPREHENSIVE INCOME		$ 7,887		$ 6,931		$ 4,475
See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands, except share and per share)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	(Loss) Income	Total
BALANCE – December 31, 2009	$ 1,407	$ 27,279	$ 17,381	($108)	$ 45,959
Net Income			4,840		4,840
Other comprehensive loss				(365)	(365)
Cash dividends ($0.40 per common share)			(1,385)		(1,385)
Stock option and restricted stock expense		215			215
Issued 12,219 shares under dividend reinvestment
plan	6	168			174
Issued 1,222,000 shares in stock offering	611	12,824			13,435
Issued 15,810 restricted shares	8	(8)			-
Issued 18,657 shares under Employee Stock
Purchase Plan	9	182			191
BALANCE – December 31, 2010	$ 2,041	$ 40,660	$ 20,836	($473)	$ 63,064
Net Income			6,112		6,112
Other comprehensive gain				819	819
Cash dividends ($0.40 per common share)			(1,644)		(1,644)
Stock option and restricted stock expense		274			274
Issued 13,539 shares under dividend reinvestment
plan	7	166			173
Excess tax benefit from stock compensation		3			3
Issued 13,978 restricted shares, net of 1,768
forefeitures	6	(6)			-
Issued 17,256 shares under Employee Stock
Purchase Plan	9	178			187
BALANCE – December 31, 2011	$ 2,063	$ 41,275	$ 25,304	$ 346	$ 68,988
Net Income			$ 8,132		8,132
Other comprehensive loss				(245)	(245)
Cash dividends ($0.68 per common share)			(2,825)		(2,825)
Stock option and restricted stock expense		305			305
Excess tax benefit from stock compensation		6			6
Issued 1,439 shares through stock option
exercise	1	(1)			-
Issued 17,785 shares and reissued 380 shares under
dividend reinvestment plan	9	268			277
Issued 10,145 restricted shares, net of 1,348
forfeitures	6	(6)			-
Issued 16,831 shares under Employee Stock
Purchase Plan	8	182			190
BALANCE – December 31, 2012	$ 2,087	$ 42,029	$ 30,611	$ 101	$ 74,828

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands)
	2012	2011	2010
OPERATING ACTIVITIES:
Interest received	$ 33,281	$ 32,236	$ 31,616
Fees and commission received	12,004	12,846	12,635
Proceeds from sale of loans held for resale	24,035	24,267	13,230
Originations of loans held for resale	(20,915)	(24,811)	(15,624)
Interest paid	(5,630)	(7,016)	(6,895)
Cash paid to employees and vendors	(25,057)	(23,583)	(21,642)
Pension plan contributions	(370)	(120)	(150)
Income taxes paid	(3,200)	(3,004)	(3,556)

Net cash provided by operating activities	14,148	10,815	9,614

INVESTING ACTIVITIES:
Available for sale securities:
Purchases	(32,767)	(31,627)	(89,119)
Proceeds from sales	-	770	-
Proceeds from maturities	40,349	21,610	73,393
Held to maturity securities:
Purchases	(3,118)	(2,475)	(862)
Proceeds from maturities	3,176	778	1,769
Cash paid for bank-owned life insurance	-	(2,000)	-
Additions to properties and equipment	(2,002)	(726)	(2,767)
Increase in loans, net of repayments	(4,520)	(56,765)	(37,828)
Sale of other real estate	-	-	96

Net cash provided by (used in) investing activities	1,118	(70,435)	(55,318)

FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings	101	(9,885)	(10,921)
Increase in deposits	62,790	71,745	44,949
Dividends paid	(2,825)	(1,644)	(1,385)
Issuance of common stock	467	360	13,800

Net cash provided by financing activities	60,533	60,576	46,443

Net increase in cash and cash equivalents	75,799	956	739

CASH AND CASH EQUIVALENTS:
Beginning of year	14,678	13,722	12,983

End of year	$ 90,477	$ 14,678	$ 13,722

See Notes to Consolidated Financial Statements.

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands)
	2012	2011	2010
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income	$ 8,132	$ 6,112	$ 4,840
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,015	1,470	1,856
Deferred tax expense (benefit)	539	(322)	(1,352)
Provision for loan and lease losses	(68)	2,484	3,943
Proceeds from sale of loans held for resale	24,035	24,267	13,230
Originations of loans held for resale	(20,915)	(24,811)	(15,624)
Net gain on sales of securities	-	(26)	(7)
Net loss on sale of other real estate	-	-	6
Gain on loans sold	(464)	(188)	(152)
Stock option expense	305	274	215
Changes in assets and liabilities affecting cash flow:
Other assets	1,173	1,162	1,229
Other liabilities	(604)	393	1,430

NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 14,148	$ 10,815	$ 9,614

See Notes to Consolidated Financial Statements.

12, 2011 AND 2010
EVANS BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Securities, which experience an other-than-temporary decline in fair value, are written down to a new cost basis with the amount of the write-down, due to credit problems, included in earnings as a realized loss.  The new cost basis is not changed for subsequent recoveries in fair value.  Factors which management considers in determining whether an impairment in value of an investment is other than temporary include the period of time the securities were in a loss position, management’s intent and ability to hold securities until fair values recover to amortized cost or if it is considered more likely than not that the Company will have to sell the security, the extent to which fair value is less than amortized cost, the issuer’s financial performance and near term prospects, the financial condition and prospects for the issuer’s geographic region and industry, and recoveries or declines in fair value subsequent to the balance sheet date.  There were no charges associated with other-than-temporary impairment declines in fair value of securities in 2012 or 2011.

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

The Bank considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect principal or interest due according to the contractual terms of the loan.  These loans are individually assessed for any impairment.  Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.  The Company has an appraisal policy in which appraisals are obtained upon a loan being downgraded on the Company’s internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired loans are either graded a 6 or 7 on the internal loan rating scale.  Subsequent to the downgrade, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Consumer installment loans and direct financing leases are collectively evaluated for impairment.  Since these loans and leases are not individually identified and evaluated, they are not considered impaired loans.  The one exception is for consumer loans and direct financing leases that are considered troubled debt restructurings (“TDR”) since all TDR loans and leases are considered impaired.

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

The Company’s consumer loans, including residential mortgages and home equities, are not individually risk rated or reviewed in the Company’s loan review process.  Consumers are not required to provide the Company with updated financial information as is a commercial customer.  Consumer loans also carry smaller balances.  Given the lack of updated information since the initial underwriting of the loan and small size of individual loans, the Company does not have credit risk ratings for consumer loans and instead uses delinquency status as the credit quality indicator for consumer loans.  However, once a consumer loan is identified as impaired, it is individually evaluated for impairment in the same way a commercial loan is evaluated.

Leases

The Bank's leasing operations consists principally of the leasing of various types of small ticket commercial equipment.  The Company follows ASC Topic 840, "Leases," for all of its direct financing leases.  The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income, net of the remaining mark.  In the third quarter of 2009, the Company announced its intention to sell the leasing portfolio.  As a result, the Company classified the leasing portfolio as held-for-sale and marked the portfolio down to its fair market value as of June 30, 2009.  As of September 30, 2009, management decided to service the portfolio to maturity and transferred it to held-for-investment.  At December 31, 2012 and 2011, the carrying value of the leasing portfolio amounted to $1.6 million and $6.0 million, respectively.  All of the Bank's leases are classified as direct financing leases.

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

The provision for loan and lease losses and the allowance for loan and lease losses at December 31, 2012 are presented net of $0.5 million in benefit from FDIC guarantees related to loans purchased in the FDIC-assisted acquisition of Waterford Village Bank in 2009.

Foreclosed Real Estate

Foreclosed real estate is initially recorded at the lower of carrying or fair value (net of costs of disposal) at the date of foreclosure.  Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.  Assessments are periodically performed by management, and an allowance for losses is established through a charge to operations if the carrying value of a property exceeds fair value.  The Company had no Other Real Estate at December 31, 2012 or December 31, 2011.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, "Intangibles – Goodwill and Other."  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired.  The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired.  A reporting unit is defined as any distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by the segment’s management.  The only reporting unit with goodwill as of December 31, 2012 is the insurance agency activities reporting unit.

The fair value of the insurance agency activities reporting unit is measured annually as of December 31st utilizing the average of a discounted cash flow model and a market value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for similar companies.  The calculated value of the insurance agency reporting unit was substantially in excess of the carrying amount at December 31, 2012.  A review of the period subsequent to the measurement date is performed to determine if there were any significant adverse changes in operations or events that would alter our determination as of the measurement date.  The Company has performed the required goodwill impairment tests and has determined that goodwill was not impaired as of December 31, 2012.

Bank-Owned Life Insurance

The Bank has purchased insurance on the lives of Company directors and certain members of the Bank's and TEA's management.  The policies accumulate asset values to meet future liabilities, including the payment of employee benefits, such as retirement benefits.  Increases in the cash surrender value are recorded as other income in the Company’s Consolidated Statements of Income.

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

Net Income Per Share

Net income per common share is determined by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options and immediate vesting of restricted shares.  Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share.  There were 15,368; 2,391; and 2,805 potentially dilutive shares of common stock included in calculating diluted earnings per share for the years ended December 31, 2012, 2011, and 2010, respectively.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive.  In accordance with ASC Topic 260, "Earnings Per Share," these shares were not included in calculating diluted earnings per share.  As of December 31, 2012, 2011, and 2010, there were 157 thousand, 213 thousand, and 170 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive.

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

The Bank maintains a defined contribution 401(k) plan and accrues contributions due under this plan as earned by employees.  In addition, the Bank maintains a non-qualified Supplemental Executive Retirement Plan for certain members of senior management, a non-qualified Deferred Compensation Plan for directors and certain members of management, and a non-qualified Executive Incentive Retirement Plan for certain members of management, as described more fully in Note 11 to the Consolidated Financial Statements, “Employee Benefits and Deferred Compensation Plans.”

Stock-based Compensation

Stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date value of the stock-based compensation that is expected to vest.  Information on the determination of the estimated value of stock-based awards used to calculate stock-based compensation expense is included in Note 12 to the Consolidated Financial Statements, “Stock-Based Compensation.”

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

New Accounting Standards

The following significant accounting pronouncements became effective for the Company in 2012:

Accounting Standards Update (“ASU”) No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  This ASU relates to accounting for repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  During the global economic crisis, capital market participants questioned the necessity and usefulness of the collateral maintenance guidance for the transferor’s ability criterion when determining whether a repo should be accounted for as a sale or as a secured borrowing.  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The new guidance is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted this ASU effective January 1, 2012, which did not have an impact on the Company’s repo accounting.

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This ASU was issued to provide largely identical guidance about fair value measurement and disclosure requirements for IFRS and U.S. GAAP.  The new guidance clarifies that the application of the highest and best use and valuation premise concepts are not relevant when measuring the fair value of financial assets or liabilities.  This ASU also requires new and enhanced disclosures on the quantification and valuation process for significant unobservable inputs, transfers between Levels 1 and 2 and the categorization of all fair value measurements in the fair value hierarchy, even when those measurements are only for disclosure purposes.  The Company adopted this ASU effective January 1, 2012.  The enhanced disclosures are included in Note 19, “Fair Value of Financial Instruments.”

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

ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company adopted this ASU effective January 1, 2012.  The Company will evaluate the need for a two-step goodwill impairment test each period subsequent to adoption.  The Company performed its goodwill impairment test as of December 31, 2012.  In accordance with the ASU, the Company did not attempt to determine the likelihood of the fair value of the reporting unit exceeding the carrying amount and proceeded to perform the two-step impairment test as it has in the past.  Therefore the adoption of this ASU did not have a material effect on its financial statements.

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

2.            SECURITIES

The amortized cost of securities and their approximate fair value at December 31 were as follows:

2012
(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$ 27,227	$ 1,137	$ (32)	$ 28,332
States and political subdivisions	29,912	1,567	(10)	31,469
Total debt securities	$ 57,139	$ 2,704	$ (42)	$ 59,801

Mortgage-backed securities:
FNMA	$ 15,210	$ 867	$ -	$ 16,077
FHLMC	6,292	189	-	6,481
GNMA	7,750	263	-	8,013
CMO'S	1,663	28	-	1,691
Total mortgage-backed securities	$ 30,915	$ 1,347	$ -	$ 32,262

Total	$ 88,054	$ 4,051	$ (42)	$ 92,063

Held to Maturity:
Debt securities
States and political subdivisions	$ 3,744	$ 23	$ (46)	$ 3,721

Total	$ 3,744	$ 23	$ (46)	$ 3,721

2011
(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$ 29,002	$ 1,250	$ -	$ 30,252
States and political subdivisions	30,632	1,698	(4)	32,326
Total debt securities	$ 59,634	$ 2,948	$ (4)	$ 62,578

Mortgage-backed securities:
FNMA	$ 20,071	$ 647	$ -	$ 20,718
FHLMC	8,052	269	-	8,321
GNMA	5,895	248	-	6,143
CMO'S	2,196	25	-	2,221
Total mortgage-backed securities	$ 36,214	$ 1,189	$ -	$ 37,403

Total	$ 95,848	$ 4,137	$ (4)	$ 99,981

Held to Maturity:
Debt securities
States and political subdivisions	$ 3,802	$ 24	$ (15)	$ 3,811

Total	$ 3,802	$ 24	$ (15)	$ 3,811

Available for sale securities with a total fair value of $68.0 million and $76.7 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at December 31, 2012 and 2011, respectively.

The scheduled maturity of debt and mortgage-backed securities at December 31st of the respective years is summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	2012		2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Debt securities available for sale:
Due in one year or less	$ 2,766	$ 2,797	$ 2,426	$ 2,453
Due after one year through five years	16,797	17,561	18,454	19,231
Due after five years through ten years	29,280	30,344	24,995	26,238
Due after ten years	8,296	9,099	13,759	14,656
	57,139	59,801	59,634	62,578

Mortgage-backed securities available for sale	30,915	32,262	36,214	37,403
	$ 88,054	$ 92,063	$ 95,848	$ 99,981

Debt securities held to maturity:
Due in one year or less	$ 2,241	$ 2,228	$ 2,656	$ 2,644
Due after one year through five years	317	322	518	529
Due after five years through ten years	516	490	40	42
Due after ten years	670	681	588	596
	3,744	3,721	3,802	3,811

	$ 3,744	$ 3,721	$ 3,802	$ 3,811

Realized gains and losses from gross sales of securities of $1.0 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively, are summarized in the following table.  There were no realized gains and losses from gross sales of securities in 2012.

	2012	2011	2010

Gross gains	$ -	$ 35	$ 17
Gross losses	-	(9)	(10)

Net gain (loss)	$ -	$ 26	$ 7

Information regarding unrealized losses within the Company’s available for sale securities at December 31st of the respective years is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	2012

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)		(in thousands)		(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$ 3,968	($32)	$ -	$ -	$ 3,968	($32)
States and political subdivisions	1,192	(10)	-	-	1,192	(10)
Total debt securities	$ 5,160	($42)	$ -	$ -	$ 5,160	($42)

Mortgage-backed securities:
FNMA	$ 34	$ -	$ -	$ -	$ 34	$ -
Total mortgage-backed securities	$ 34	$ -	$ -	$ -	$ 34	$ -

Held to maturity:
Debt securities:
State and political subdivisions	2,660	(46)	-	-	2,660	(46)

Total temporarily impaired
securities	$ 7,854	($88)	$ -	$ -	$ 7,854	($88)

	2011

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(in thousands)		(in thousands)		(in thousands)
Available for Sale:
Debt securities:
States and political subdivisions	$ 401	($1)	$ 304	$ (3)	$ 705	($4)
Total debt securities	$ 401	($1)	$ 304	$ (3)	$ 705	($4)

Mortgage-backed securities:
Total mortgage-backed securities	$ -	$ -	$ -	$ -	$ -	$ -

Held to maturity:
Debt securities:
State and political subdivisions	$ 2,239	($12)	$ 1,006	$ (3)	$ 3,245	($15)

Total temporarily impaired
securities	$ 2,640	($13)	$ 1,310	$ (6)	$ 3,950	($19)

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2012 and 2011 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.  The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

While the Company did not record any other-than-temporary impairment charges in 2012 or 2011,  and gross unrealized losses amounted to only $88 thousand at December 31, 2012, it remains possible that adverse economic conditions could negatively impact the securities portfolio in 2013.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government agencies such as FHLB, Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance going forward.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY.  At December 31, 2012, the Company had a total of $19 million in borrowed funds with FHLBNY.  The Company has placed sufficient collateral in the form of residential real estate loans at FHLBNY.  As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY.  The Bank held FHLBNY stock with a carrying value of $1.8 million as of December 31, 2012 and 2011, respectively.

Systemic weakness in the FHLB could result in impairment of the Company’s FHLB stock.  However, FHLBNY has stated that it currently meets all of its capital requirements, continues to redeem excess stock for members, and has the expressed ability and intent to continue paying dividends.  FHLBNY has a Aaa credit rating and a negative outlook.  The outlook on FHLB is negative reflecting the negative outlook on the US government.  Markets have largely ignored the rating agencies’ negative outlook and downgrades on US government debt as government bond yields continued to decrease in 2012.  Despite the perceived budget and debt problems of the US government, investors have continued to view US government debt as a relatively safe investment, as evidenced by the lack of risk premium priced into US Treasury bond yields.  The Aaa rating reflects FHLB’s financial strength, sound management, low derivatives risk exposure, status as a government-sponsored enterprise and other links to the US government.  Due to the relatively strong financial health of FHLBNY and FHLB, there was no impairment in the Bank’s FHLB stock as of December 31, 2012 and 2011.

3.            LOANS AND LEASES, NET

Major categories of loans and leases at December 31, 2012 and 2011 are summarized as follows:

	2012	2011
	(in thousands)
Mortgage loans on real estate:
Residential Mortgages	$ 68,135	$ 73,579
Commercial and multi-family	323,777	306,683
Construction-Residential	811	2,392
Construction-Commercial	28,941	27,887
Home equities	56,366	54,673
Total real estate loans	478,030	465,214

Direct financing leases	1,612	6,021
Commercial and industrial loans	99,951	109,513
Consumer loans	1,294	1,677
Other	1,342	586
Net deferred loan origination costs	666	394
Total gross loans	582,895	583,405
Allowance for loan losses	(9,732)	(11,495)

Loans, net	$ 573,163	$ 571,910

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

The Bank, in its normal course of business, sells certain residential mortgages which it originates to FNMA.  The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon.   The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.  This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk.  At December 31, 2012 and 2011, the Company had approximately $73.7 million and $62.4 million, respectively, in unpaid principal balances of loans that it services for FNMA.  For the years ended December 31, 2012 and 2011, the Company sold $24.6 million and $24.1 million, respectively, in loans to FNMA and realized gains on those sales of $464 thousand and $188 thousand, respectively.  Gains or losses recognized upon the sale of loans are determined on a specific identification basis.  The Company had a related asset of approximately $0.5 million and $0.4 million for the servicing portfolio rights as of December 31, 2012 and 2011.  There were $0.9 million in loans held for sale at December 31, 2012 compared with $3.6 million at December 31, 2011.  Loans held for sale are typically in the portfolio for less than a month.  As a result, the carrying value approximates fair value.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

Due to the lack of foreclosure activity and absence of any ongoing litigation, the Company has no accrual for loss contingencies or potential costs associated with foreclosure-related activities.

Commercial and Multi-Family Mortgages and Commercial Construction Loans: Commercial real estate loans are made to finance the purchases of real estate with completed structures or in the midst of being constructed. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, hotels, retail stores or plazas, healthcare facilities, and other non-owner-occupied facilities.  These loans are less risky than commercial and industrial loans, since they are secured by real estate and buildings. The Company offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis.  Many of these mortgage loans either mature or are subject to a rate call after three to five years.  The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition, and the underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property.  Construction loans have a unique risk, because they are secured by an incomplete dwelling.

As of December 31, 2012, there were $132.4 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for borrowings.

Home Equities: The Company originates home equity lines of credit and second mortgage loans (loans secured by a second lien position on one-to-four-family residential real estate).  These loans carry a higher risk than first mortgage residential loans as they are in a second position relating to collateral.  Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

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

Other Loans:  These loans included $1.6 million at December 31, 2012 and $0.2 million at December 31, 2011 of overdrawn deposit accounts classified as loans.

Net loan commitment fees are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period.

Loans Purchased in FDIC-Assisted Transaction:  During the third quarter of 2009, the Bank entered into a definitive purchase and assumption agreement (the “Agreement”) with the FDIC to purchase a failed community bank located in Clarence, NY called Waterford Village Bank (“Waterford”).  Included in the purchase was a loan portfolio of $42.0 million.  Included in that purchased portfolio were $2.0 million in credit-impaired loans, which were written down by $1.2 million at the time of acquisition for a net carrying amount at acquisition of $0.8 million.  The balance of the total loan portfolio acquired from Waterford was $20.8 million and $25.0 million at December 31, 2012 and 2011, respectively.  The balance in the purchased credit-impaired portfolio as of December 31, 2012 was less than $0.1 million.

All of the purchased loans and foreclosed real estate purchased by the Bank under the Agreement are covered by a loss sharing agreement between the FDIC and the Bank which is included in the Agreement.  The loans acquired in that acquisition are referred to as “covered” loans because they are “covered” by a loss sharing agreement with the FDIC.    Under this loss sharing agreement, the FDIC has agreed to bear 80% of loan and foreclosed real estate losses up to $5.6 million and 95% of losses that exceed $5.6 million.  Reimbursable losses are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition.  The indemnification asset, which represents the expected proceeds from FDIC loss share claims related to former Waterford loans which are charged off, was $0.3 million at December 31, 2012, compared with $0.2 million at December 31, 2011.  The asset declines as losses are reimbursed by the FDIC or losses are not incurred as initially recorded.  The asset increases when new losses associated with the portfolio are identified.

At acquisition, the Company marked the covered loan portfolio to its market value and the allowance for loan and lease losses related to the covered loans was zero.  Since acquisition, management has provisioned for any incremental increases in estimated credit losses due to deterioration in specific loans or increased risk factors on pools of loans.  As a result of the FDIC loss share agreement, the provision for loan and lease losses and the allowance for loan and lease losses at December 31, 2012 and December 31, 2011 are presented net of FDIC guarantees related to covered loans.  The following table depicts the allowance for loan and lease losses related to covered loans as of December 31, 2012 and 2011, respectively.  The loans depicted in the following two tables are included in their respective loan categories in the other tables throughout this Note.

	December 31, 2012	December 31, 2011
	(in thousands)
Covered Loans	$ 20,787	$ 25,038
Incremental estimated credit losses since acquisition	595	506
FDIC guarantee	(476)	(405)
Allowance for loan and lease losses	$ 119	$ 101

The following table depicts the covered loan portfolio by portfolio segment:

	December 31, 2012
Balances in 000's	C&I	Commercial Real Estate Mortgages*	Consumer	Residential Mortgages*	HELOC	Total

Loan balance	$1,763	$9,621	$564	$5,192	$3,647	$20,787
Incremental estimated credit losses since acquisition	$221	$225	$52	$50	$47	$595
FDIC guarantee	177	180	41	40	38	476
ALLL	44	45	11	10	9	119

	December 31, 2011
Balances in 000's	C&I	Commercial Real Estate Mortgages*	Consumer	Residential Mortgages*	HELOC	Total

Loan balance	$3,407	$11,854	$735	$5,880	$3,162	$25,038
Incremental estimated credit losses since acquisition	$190	$119	$53	$81	$63	$506
FDIC guarantee	152	95	43	65	50	405
ALLL	38	24	10	16	13	101

*Includes construction loans

The Company maintains an allowance for loan and lease losses in order to capture the probable losses inherent in its loan and lease portfolio.  There is a risk that the Company may experience significant loan and lease losses in 2013 and beyond which could exceed the allowance for loan and lease losses.  This risk is heightened by the current uncertain and adverse economic conditions.  If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs, the Company may have to increase its allowance for loan and lease losses or loan and lease charge-offs which could have a material adverse effect on the Company's operating results and financial condition.  There can be no assurance that the Company's allowance for loan and lease losses will be adequate to protect the Company against loan and lease losses that it may incur.

Changes in the allowance for loan and lease losses for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
	(in thousands)

Balance, beginning of year	$ 11,495	$ 10,424	$ 6,971
Provisions for loan and lease losses	(68)	2,484	3,943
Recoveries	225	109	59
Loans and leases charged off	(1,920)	(1,522)	(549)
Balance, end of year	$ 9,732	$ 11,495	$ 10,424

The following tables summarize the allowance for loan and lease losses, as of December 31, 2012 and 2011, respectively, by portfolio segments.  The segments presented are at the level management uses to assess and monitor the risk and performance of the portfolio.  The Company does not currently consider other factors such as industry and geography in assessing the loan portfolio.

	2012
Balances in 000's	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer**	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$ 4,085	$ 4,670	$ 36	$ 793	$ 768	$ 994	$ 149	$ 11,495
Charge-offs	(862)	(900)	(32)	(12)	(114)	-	-	(1,920)
Recoveries	184	15	19	1	6	-	-	225
Provision	210	708	(5)	(120)	86	(947)	-	(68)
Ending balance	$ 3,617	$ 4,493	$ 18	$ 662	$ 746	$ 47	$ 149	$ 9,732

Allowance for loan and lease losses:
Ending balance:
Individually evaluated
for impairment	$ 472	$ 471	$ 5	$-	$-	$ 13	$-	$ 961
Collectively evaluated
for impairment	3,145	4,022	9	662	746	34	149	8,767
Loans acquired with
deteriorated credit quality	-	-	4	-	-	-	-	4
Total	$ 3,617	$ 4,493	$ 18	$ 662	$ 746	$ 47	$ 149	$ 9,732

Loans and Leases:
Ending balance:
Individually evaluated
for impairment	$ 1,159	$ 7,283	$ 22	$ 1,443	$ 938	$ 164	$-	$ 11,009
Collectively evaluated
for impairment	98,792	345,435	2,592	67,503	55,428	1,448	-	571,198
Loans acquired with
deteriorated credit quality	-	-	22	-	-	-	-	22
Total	$ 99,951	$ 352,718	$ 2,636	$ 68,946	$ 56,366	$ 1,612	$-	$ 582,229

Note: Loan and lease balances do not include $666 thousand in net deferred loan and lease origination costs as of December 31, 2012
*Includes construction loans
**Includes other loans

	2011
Balances in 000's	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer**	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$ 3,435	$ 4,252	$ 29	$ 548	$ 540	$ 1,471	$ 149	$ 10,424
Charge-offs	(1,305)	(189)	(28)	-	-	-	-	(1,522)
Recoveries	39	57	11	-	2	-	-	109
Provision	1,916	550	24	245	226	(477)	-	2,484
Ending balance	$ 4,085	$ 4,670	$ 36	$ 793	$ 768	$ 994	$ 149	$ 11,495

Allowance for loan and lease losses:
Ending balance:
Individually evaluated
for impairment	$ 405	$ 844	$ 9	$-	$ 31	$ 350	$-	$ 1,639
Collectively evaluated
for impairment	3,680	3,826	27	793	737	644	149	9,856
Loans acquired with
deteriorated credit quality	-	-	-	-	-	-	-	-
Total	$ 4,085	$ 4,670	$ 36	$ 793	$ 768	$ 994	$ 149	$ 11,495

Loans and Leases:
Ending balance:
Individually evaluated
for impairment	$ 2,230	$ 8,300	$ 44	$-	$ 497	$ 847	$-	$ 11,918
Collectively evaluated
for impairment	107,283	326,270	2,187	75,971	54,176	5,174	-	571,061
Loans acquired with
deteriorated credit quality	-	-	32	-	-	-	-	32
Total	$ 109,513	$ 334,570	$ 2,263	$ 75,971	$ 54,673	$ 6,021	$-	$ 583,011

Note: Loan and lease balances do not include $394 thousand in net deferred loan and lease origination costs as of December 31, 2011
*Includes construction loans
**Includes other loans

In 2012, charge-offs exceeded provision is in each portfolio segment.  The charge-offs in 2012 were mostly loans in which the allowance was recorded in previous periods.  The provision in 2012 for commercial and industrial loans and for commercial real estate loans represents new deterioration and portfolio growth.

The economy continued to slowly come back in 2012, with unemployment improving from 8.5% to 7.8%.  However, the unemployment rate remains high by historical standards and other economic indicators such as GDP growth continue to reflect a slow-growing economy.  Given the mix of data and sentiment, management did not materially impact the provision for loan losses (i.e. less than $0.1 million) due to its assessment of existing economic conditions. For the loan portfolio, the negative provision was largely driven by the lack of loan growth in 2012, an overall decrease in criticized loans, a reduction in general pool qualitative factors due to improving credit quality trends, and recoveries from previous charge-offs.  For the leasing portfolio, the negative provision was driven by the improvement of non-accrual and charge-off trends and the continued roll-off of the portfolio.

The following table depicts the activity in the leasing portfolio, including the mark:

	As of December 31,
	2012	2011	2010
Direct financing lease principal balance	$ 1,742	$ 6,509	$ 16,968
Mark-to-market adjustment	(130)	(488)	(1,493)
Direct financing lease carrying balance	$ 1,612	$ 6,021	$ 15,475

	For the year ended December 31,
	2012	2011	2010
Beginning balance of mark	$ 488	$ 1,493	$ 4,159
Mark-to-market adjustment	-	-	-
Net write-offs	(358)	(1,005)	(2,666)
Remaining mark	$ 130	$ 488	$ 1,493

Allowance for lease losses, beginning balance	$ 994	$ 1,471	$-
(Reduction of) provision for lease losses	(947)	(477)	1,471
Leasing net charge-offs	-	-	-
Allowance for lease losses, ending balance	$ 47	$ 994	$ 1,471

Total mark plus allowance	$ 177	$ 1,482	$ 2,964
Mark plus allowance / leasing principal balance	10.16%	22.77%	17.47%

Non-accruing leases	$ 171	$ 1,160	$ 2,930
Non-accruing leases / leasing principal balance	9.82%	17.82%	17.27%

The following table provides data, at the class level, of credit quality indicators of certain loans and leases, as of December 31, 2012 and 2011, respectfully:

December 31, 2012
Corporate Credit Exposure – By Risk Rating	Commercial Real Estate Construction	Commercial & Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$ 24,461	$ 273,843	$ 298,304	$ 77,095
4	2,023	40,346	42,369	14,681
5	1,728	3,081	4,809	5,229
6	729	2,911	3,640	2,308
7	-	3,596	3,596	638
Total	$ 28,941	$ 323,777	$ 352,718	$ 99,951

December 31, 2011
Corporate Credit Exposure – By Risk Rating	Commercial Real Estate Construction	Commercial & Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$ 21,607	$ 250,575	$ 272,182	$ 77,017
4	4,421	45,505	49,926	21,448
5	362	1,758	2,120	5,939
6	1,497	8,845	10,342	4,761
7	-	-	-	348
Total	$ 27,887	$ 306,683	$ 334,570	$ 109,513

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

Once a consumer loan reaches 90 days past due, management orders an appraisal and runs a credit report on the borrower.  If the loan is placed in nonaccrual status, an impairment test is performed.  The book value of the loan is compared to the collateral value as determined by an independent appraisal, discounted for potential selling costs, appraisal age, or other factors particular to the property or borrower.  In order to perform the impairment test, management determines the amount of the senior liens held by other lenders in the cases in which the Company holds a junior lien.  When the Company is not in the first lien position, the collateral value is more heavily discounted to account for the increased risk.

Similar to consumer loans, direct financing leases are evaluated in pools according to delinquency and accruing status rather than assigned risk ratings.  Given the comparable lower credit quality of the leasing portfolio, leases are rarely kept in accruing status beyond 30 days past due.  Non-accrual leases are assigned a reserve percentage based on the historical loss history of the Company’s non-accrual lease portfolio.  Evaluating non-accruing leases as a pool is appropriate as they are small-balance and homogeneous in nature.  On a quarterly basis, leases are evaluated for any deterioration not readily apparent through payment performance.  If any risk factors become apparent during the review such as deteriorating financial performance for the customer’s business or requests for a restructuring from the original terms of the contract, management places those large leases that are performing from a payment perspective but have some indications of credit deterioration into a second pool.  These large leases with additional risk are assigned a reserve percentage reflective of the additional risk characteristics while taking into account the adequate payment performance.  All other leases are placed in a third pool and assigned a reserve percentage commensurate with the credit history of the Company’s leasing portfolio, delinquency trends, non-accrual trends, charge-off trends, and general macro-economic factors.

The following table provides an analysis of the age of the recorded investment in loans and leases that are past due as of December 31, 2012 and 2011, respectfully:

	December 31, 2012
	- -30-59- -	- -60-89- -	- -90+ - -	Total Past Due	Current Balance	Total Balance	90+ Days Accruing	Non-accruing Loans and Leases
Commercial and industrial	$ 564	$ 141	$ 135	$ 840	$ 99,111	$ 99,951	$-	$ 914
Residential real estate:
Residential	1,015	62	872	1,949	66,186	68,135	-	1,443
Construction	-	-	-	-	811	811	-	-
Commercial real estate:
Commercial & multi-family	12,658	169	3,658	16,485	307,292	323,777	-	4,309
Construction	1,505	201	729	2,435	26,506	28,941	-	729
Home equities	32	215	572	819	55,547	56,366	-	618
Direct financing leases	31	7	123	161	1,451	1,612	-	171
Consumer	17	4	23	44	1,250	1,294	-	44
Other	-	-	-	-	2,008	2,008	-	-
Total Loans	$ 15,822	$ 799	$ 6,112	$ 22,733	$ 560,162	$ 582,895	$-	$ 8,228

	December 31, 2011
	- -30-59- -	- -60-89- -	- -90+ - -	Total Past Due	Current Balance	Total Balance	90+ Days Accruing	Non-accruing Loans and Leases
Commercial and industrial	$ 279	$ 94	$ 1,702	$ 2,075	$ 107,438	$ 109,513	$-	$ 2,180
Residential real estate:
Residential	735	55	1,062	1,852	71,727	73,579	73	1,048
Construction	-	-	167	167	2,225	2,392	-	167
Commercial real estate:
Commercial & multi-family	3,086	64	2,686	5,836	300,847	306,683	59	6,858
Construction	-	-	2,609	2,609	25,278	27,887	1,167	1,442
Home equities	481	110	683	1,274	53,399	54,673	-	946
Direct financing leases	327	26	754	1,107	4,914	6,021	-	1,160
Consumer	56	5	4	65	1,612	1,677	-	76
Other	-	-	-	-	980	980	-	-
Total Loans	$ 4,964	$ 354	$ 9,667	$ 14,985	$ 568,420	$ 583,405	$ 1,299	$ 13,877

The following table provides data, at the class level, of impaired loans and leases:

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$ 277	$ 289	$-	$ 392	$ 10	$ 6

Residential real estate:
Residential	1,437	1,558	-	1,444	56	12
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	3,313	3,555	-	3,711	174	94
Construction	729	814	-	778	26	-

Home equities	938	973	-	856	26	14

Direct financing leases	-	-	-	-	-	-

Consumer	-	-	-	-	-	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$ 6,694	$ 7,189	$-	$ 7,181	$ 292	$ 126

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$ 2,509	$ 2,662	$ 747	$ 2,938	$ 49	$ 107

Residential real estate:
Residential	6	6	-	6	-	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	3,241	3,425	471	3,267	172	3
Construction	934	934	49	934	-	30

Home equities	-	-	-	-	-	-

Direct financing leases	164	178	13	266	14	-

Consumer	44	121	9	60	9	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$ 6,898	$ 7,326	$ 1,289	$ 7,471	$ 244	$ 140

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$ 2,786	$ 2,951	$ 747	$ 3,330	$ 59	$ 113

Residential real estate:
Residential	1,443	1,564	-	1,450	56	12
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	6,554	6,980	471	6,978	346	97
Construction	1,663	1,748	49	1,712	26	30

Home equities	938	973	-	856	26	14

Direct financing leases	164	178	13	266	14	-

Consumer	44	121	9	60	9	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$ 13,592	$ 14,515	$ 1,289	$ 14,652	$ 536	$ 266

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$ 261	$ 270	$ -	$ 371	$ 9	$ 7

Residential real estate:
Residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	2,723	2,916	-	2,503	215	44
Construction	1,442	1,497	-	1,355	48	3

Home equities	327	327	-	331	-	9

Direct financing leases	-	-	-	-	-	-

Consumer	32	95	-	79	7	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$ 4,785	$ 5,105	$ -	$ 4,639	$ 279	$ 63

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$ 1,969	$ 2,007	$ 405	$ 2,151	$ 58	$ 36

Residential real estate:
Residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	4,135	4,418	844	4,257	267	-
Construction	-	-	-	-	-	-

Home equities	170	170	31	170	4	2

Direct financing leases	847	907	350	1,214	60	1

Consumer	44	49	9	56	4	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$ 7,165	$ 7,551	$ 1,639	$ 7,848	$ 393	$ 39

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$ 2,230	$ 2,277	$ 405	$ 2,522	$ 67	$ 43

Residential real estate:
Residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	6,858	7,334	844	6,760	482	44
Construction	1,442	1,497	-	1,355	48	3

Home equities	497	497	31	501	4	11

Direct financing leases	847	907	350	1,214	60	1

Consumer	76	144	9	135	11	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$ 11,950	$ 12,656	$ 1,639	$ 12,487	$ 672	$ 102

There were $6.7 million in impaired loans with no related allowance at December 31, 2012, and $4.8 million in impaired loans with no related allowance for credit loss at December 31, 2011.  As management identifies impaired loans that are collateral dependent, new appraisals are ordered to determine the fair value of the collateral.  It should also be noted that when estimating the fair value of collateral for the purpose of performing an impairment test, management further reduces the appraised value of the collateral to account for estimated selling or carrying costs, age of the appraisal if applicable, or any other perceived market or borrower-specific risks to the value of the collateral.

The interest income in the preceding table was interest income recognized prior to these loans and leases being identified as impaired and placed on non-accrual.  The Company did not recognize any interest income on those loans and leases while they were on non-accrual and impaired.

The following table summarizes the Bank’s non-accrual loans and leases and loans and leases 90 days or more past due and still accruing:

	At December 31,
	2012	2011
	(in thousands)
Non-accruing loans and leases:
Commercial and industrial	$ 914	$ 2,180
Residential real estate:
Residential	1,443	1,048
Construction	-	167
Commercial real estate:
Commercial & multi-family	4,309	6,858
Construction	729	1,442
Home equities	618	946
Direct financing leases	171	1,160
Consumer	44	76
Other	-	-
Total non-accruing loans and leases	$ 8,228	$ 13,877
Accruing loans 90+ days past due	-	1,299
Total non-performing loans and leases	$ 8,228	$ 15,176
Total non-performing loans and leases to total assets	1.02%	2.05%
Total non-performing loans and leases to total loans	1.41%	2.60%

The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2012 and 2011.

The following lists the components of the net investment in direct financing leases as of December 31:

	2012	2011
	(in thousands)
Direct financing lease payments receivable	$ 1,871	$ 7,114
Estimated residual value of leased assets	57	156
Unearned income	(186)	(761)
Remaining mark	(130)	(488)
Net investment in direct financing leases	$ 1,612	$ 6,021

At December 31, 2012, minimum future lease payments to be received are as follows:

Year Ending December 31:
2013	$ 1,798
2014	72
$ 1,870

Troubled debt restructurings (“TDRs”)

The Company had $11.5 million in loans and leases that were restructured and deemed to be a TDR at December 31, 2012 with $6.0 million of those balances in non-accrual status.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  One residential mortgage loan for $0.5 million was made under a government assistance program in the third quarter of 2012.  Six loans for $1.2 million are covered under the loss-sharing arrangement with the FDIC described previously in this Note 3 to the Audited Consolidated Financial Statements.  All of the restructurings were allowed in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial difficulty.  Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2012 and 2011.  The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.

The following table presents the Company’s TDR loans and leases as of December 31, 2012, and 2011, respectively:

	December 31, 2012
	($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$ 2,592	$ 720	$ 1,872	$ 335

Residential real estate:
Residential	509	509	-	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	6,203	3,958	2,245	471
Construction	1,663	729	934	-

Home equities	320	-	320	-
Direct financing leases	164	70	94	13
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$ 11,451	$ 5,986	$ 5,465	$ 819

December 31, 2011
($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$ 1,432	$ 1,362	$ 70	$ 64

Residential real estate:
Residential	-	-	-	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	5,258	5,258	-	708
Construction	-	-	-	-

Home equities	327	-	327	-
Direct financing leases	714	439	275	330
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$ 7,731	$ 7,059	$ 672	$ 1,102

The following tables show the data for TDR activity during 2012 and 2011:

	Year Ended December 31, 2012
	($ in thousands)

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial	11	$ 2,201	$ 2,201

Residential Real Estate:
Residential	2	518	518
Construction	-	-	-

Commercial Real Estate:
Commercial & Multi-Family	5	2,555	2,555
Construction	2	1,669	1,669

Home Equities	-	-	-
Direct financing leases	-	-	-
Consumer loans	-	-	-
Other	-	-	-

Year Ended December 31, 2011
($ in thousands)

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial	7	$ 1,384	$ 1,384

Residential Real Estate:
Residential	-	-	-
Construction	-	-	-

Commercial Real Estate:
Commercial & Multi-Family	10	5,457	5,457
Construction	-	-	-

Home Equities	1	327	327
Direct financing leases	-	-	-
Consumer loans	-	-	-
Other	-	-	-

The Company’s TDRs have various agreements that involve reduced principal payments or interest-only payments for a period (usually 12 months or less) to allow the customer time to improve cash flow or sell the property.  The most common type of concession leading to the designation of a TDR are lines of credit that are termed out with a rate that is less than market given the risk profile of the borrower.

Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2012 and 2011.  All of the C&I and commercial real estate TDR’s were already considered impaired and sufficiently reserved for before being identified as a TDR.

The reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  At December 31, 2012, there were no commitments to lend additional funds to debtors owing loans or leases whose terms have been modified in TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan or lease is determined to be uncollectible, the loan or lease will be charged off to its collateral value.  A loan or lease is considered in default when the loan or lease is 90 days past due or is charged off.  The following table presents loans and leases which were classified as TDR’s during the previous 12 months which have subsequently defaulted during the twelve month periods ended December 31:

Year Ended December 31, 2012
($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment
Commercial and Industrial	2	$135
Residential Real Estate:
Residential	-	-
Construction	-	-
Commercial Real Estate:
Commercial and Multi-Family	1	290
Construction	1	729
Home Equities	-	-
Direct financing leases	-	-
Consumer loans	-	-
Other	-	-

Year Ended December 31, 2011
($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment
Commercial and Industrial	-	-
Residential Real Estate:
Residential	-	-
Construction	-	-
Commercial Real Estate:
Commercial and Multi-Family	-	-
Construction	-	-
Home Equities	-	-
Direct financing leases	6	218
Consumer loans	-	-
Other	-	-

4.            PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 were as follows:

	2012	2011
	(in thousands)
Land	$ 268	$ 268
Buildings and improvements	13,504	12,451
Furniture, fixtures, and equipment	11,852	10,903
	25,624	23,622
Less accumulated depreciation	(14,256)	(13,145)
Properties and equipment, net	$ 11,368	$ 10,477

Depreciation expense totaled $1.1 million in 2012, $1.3 million in 2011 and $1.2 million in 2010.

5.            OTHER ASSETS

Other assets at December 31 were as follows:

	2012	2011
	(in thousands)
Net deferred tax asset	$ 4,868	$ 5,253
Accrued interest receivable	2,395	2,543
Prepaid expenses	1,626	1,951
Mortgage servicing rights	467	407
Indemnification asset (FDIC loss share)	290	241
Other	2,203	2,782
Total	$ 11,849	$ 13,177

6.            GOODWILL AND INTANGIBLE ASSETS

The Company had $8.1 million in goodwill as of December 31, 2012 and 2011.  The entire amount of goodwill was within the insurance agency activities segment.  The Company measures the fair value of the insurance agency reporting unit annually, as of December 31 utilizing the market value and income methods.  When using the cash flow models, management considered historical information, the operating budget, and strategic goals in projecting net income and cash flows for the next five years.  No impairment was recognized as a result of the goodwill impairment test as of December 31, 2012 and 2011, respectively.  Further discussion of the Company’s goodwill impairment testing is in Note 1.

Information regarding the Company’s other intangible assets at December 31 follows:

2012	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Avg Amortization Period
(in thousands)
Non-compete agreements	$ 738	$ (731)	$ 7	5 years
Insurance expirations	4,585	(4,263)	322	9 years
Total	$ 5,323	$ (4,994)	$ 329	9 years

2011	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Avg Amortization Period
(in thousands)
Non-compete agreements	$ 738	$ (716)	$ 22	5 years
Insurance expirations	4,585	(3,929)	656	8 years
Total	$ 5,323	$ (4,645)	$ 678	8 years

Amortization expense related to intangibles for the years ended December 31, 2012, 2011 and 2010  was $349 thousand, $490 thousand, and $900 thousand, respectively.  Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending December 31	Amount
(in thousands)

2013	$ 221
2014	108
2015	-
2016	-
2017	-

7.            DEPOSITS

Time deposits, with minimum denominations of $100 thousand each, totaled $42.1 million and $39.6 million at December 31, 2012 and 2011, respectively.  There were $1.6 million and $0.2 million of overdraft accounts in deposits that were reclassified to loans as of December 31, 2012 and 2011, respectively.

At December 31, 2012, the scheduled maturities of all time deposits were as follows:

(in thousands)
2013	$ 35,983
2014	15,087
2015	33,841
2016	14,969
2017 and later	9,030
$ 108,910

Some of the Company’s time deposits were obtained through brokered transactions.  Brokered time deposits totaled $1.2 million at December 31, 2012 and 2011, respectively.

8.            BORROWED FUNDS AND JUNIOR SUBORDINATED DEBENTURES

Other borrowed funds consisted primarily of various advances from the FHLB with fixed interest rate terms ranging from 3.01% to 3.55%.  The maturities and weighted average rates of other borrowed funds at December 31, 2012 were as follows (dollars in thousands):

	Maturities	Weighted Average Rate
2013	$ 10,000	3.28%
2014	9,000	3.53%
2015	-	-
2016	-	-
Thereafter	-	-
Total	$ 19,000	3.39%

Other short-term borrowings outstanding at December 31, 2012 consisted of two FHLB advances totaling $10.0 million which had an original maturity of greater than one year but as of December 31, 2012 they have less than one year until maturity.  The Bank has the ability to borrow additional funds from the FHLB based on the available securities or real estate loans that can be used as collateral, and to purchase additional federal funds through one of the Bank’s correspondent banks.

The amounts and interest rates of other short-term borrowings were as follows:

	Federal Funds Purchased	Other Short-Term Borrowings	Total
	(dollars in thousands)

At December 31, 2012
Amount outstanding	$-	$ 10,000	$ 10,000
Weighted-average interest rate	0.00%	3.21%	3.21%

For the year ended December 31, 2012
Highest amount at a monthend	$-	$ 10,000
Daily Average amount outstanding	-	8,833	$ 8,833
Weighted-average interest rate	0.00%	3.21%	3.21%

At December 31, 2011
Amount outstanding	$-	$ 3,000	$ 3,000
Weighted-average interest rate	0.00%	2.52%	2.52%

For the year ended December 31, 2011
Highest amount at a monthend	$ 1,540	$ 5,000
Daily Average amount outstanding	278	2,606	$ 2,884
Weighted-average interest rate	0.40%	2.68%	2.46%

At December 31, 2010
Amount outstanding	$ 8,600	$ 5,069	$ 13,669
Weighted-average interest rate	0.40%	3.13%	1.41%

For the year ended December 31, 2010
Highest amount at a monthend	$ 21,900	$ 5,069
Daily Average amount outstanding	4,592	4,027	$ 8,619
Weighted-average interest rate	0.45%	3.13%	1.70%

On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 (the “Capital Securities”) classified on the Company’s consolidated balance sheets as Junior Subordinated Debentures.  The distribution rate on the Capital Securities of the Trust adjusts quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and was 3.06% at December 31, 2012.

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

The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trust to purchase $11.3 million aggregate liquidation amount of floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of the Company, due October 1, 2037, comprised of $11.0 million of Capital Securities and $330 thousand of Common Securities.  The $330 thousand of Common Securities represent the initial capital contribution of the Company to the Trust, which, in accordance with the provisions of ASC Topic 810 "Consolidation," have not been consolidated and are included in “Other Assets” on the consolidated balance sheet.

The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust.  The interest rate payable on the Junior Subordinated Debentures was 3.06% at December 31, 2012.

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

9.            SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank enters into agreements with customers to sell securities owned by the Bank to the customers and repurchase the identical security, generally within one day.  No physical movement of the securities is involved.  The customer is informed the securities are held in safekeeping by the Bank on behalf of the customer.  The Bank had $12.1 million and $9.0 million in securities sold under agreement to repurchase at December 31, 2012 and 2011, respectively.

10.            COMPREHENSIVE INCOME (LOSS)

The following tables display the components of other comprehensive income (loss):

		2012
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
	(in thousands)
Unrealized loss on investment securities	($124)	$ 47	($77)
Defined benefit pension plans:
Amortization of prior service cost	87	(34)	53
Amortization of actuarial loss	172	(67)	105
Increase in pension liability	(532)	206	(326)
Total	(273)	105	(168)

Other Comprehensive Loss	($397)	$ 152	($245)

		2011
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
	(in thousands)
Unrealized gain on investment securities:
Unrealized holding gain during period	$ 2,834	($1,097)	$ 1,737
Less: reclassification adjustment for gains
realized in net income	26	(10)	16
Net unrealized gain	$ 2,808	($1,087)	$ 1,721
Defined benefit pension plans:
Amortization of prior service cost	87	(33)	54
Amortization of actuarial loss	36	(13)	23
Increase in pension liability	(1,596)	617	(979)
Total	(1,473)	571	(902)

Other Comprehensive Income	$ 1,335	($516)	$ 819

		2010
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
	(in thousands)
Unrealized loss on investment securities:
Unrealized holding loss during period	($298)	$ 121	($177)
Less: reclassification adjustment for gains
realized in net income	7	(3)	4
Net unrealized loss	($305)	$ 124	($181)
Defined benefit pension plans:
Amortization of prior service cost	87	(34)	53
Amortization of actuarial loss	36	(13)	23
Increase in pension liability	(415)	155	(260)
Total	(292)	108	(184)

Other Comprehensive Loss	($597)	$ 232	($365)

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

Selected Financial Information for the Pension Plan is as follows:

	12/31/2012	12/31/2011
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$ 4,545	$ 4,095
Service cost	-	-
Interest cost	213	217
Assumption change	341	519
Actuarial (gain) loss	189	(54)
Benefits paid	(437)	(232)
Benefit obligation at end of year	4,851	4,545

Change in plan assets:
Fair value of plan assets at beginning of year	3,094	3,098
Actual return on plan assets	506	108
Employer contributions	370	120
Benefits paid	(437)	(232)
Fair value of plan assets at end of year	3,533	3,094
Funded status	$ (1,318)	$ (1,451)
Amount recognized in the Consolidated Balance Sheets consists of:
Accrued benefit liabilities	$ (1,318)	$ (1,451)
Amount recognized in Accumulated Other Comprehensive loss consists of:
Net actuarial loss	1,817	1,629
Prior service cost	-	-
Net amount recognized in equity – pre-tax	$ 1,817	$ 1,629
Net amount recognized on Consolidated Balance Sheets in Other Liabilities	$ 499	$ 178
Accumulated benefit obligation at year end	$ 4,851	$ 4,545

Valuations of the Pension Plan as shown above were conducted as of December 31, 2012 and 2011 (the measurement date).  Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2012	2011	2010

Discount rate for projected benefit obligation	3.88%	4.46%	5.46%
Discounted rate for net periodic pension cost	4.46%	5.46%	5.95%
Rate of increase in compensation levels	-%	-%	-%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

The components of net periodic benefit cost consisted of the following:

-
	2012	2011	2010
	(in thousands)
Service cost	$-	$-	$-
Interest cost	213	217	219
Expected return on plan assets	(227)	(228)	(194)
Net amortization and deferral	63	25	28
Net periodic benefit cost	$ 49	$ 14	$ 53

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic cost in 2013 for amortization of actuarial loss will be $66 thousand.

The expected long-term rate of return on Pension Plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on plan targeted asset allocation.  Equity and fixed income securities were assumed to earn returns in the ranges of 9% to 10% and 5% to 6%, respectively.  When these overall return expectations are applied to the Pension Plan’s targeted allocation, the expected rate of return is determined to be 7.50%, which is approximately the mid-point of the range of expected return.  The Company’s management will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary.    The weighted average asset allocation of the Pension Plan at December 31, 2012 and 2011, the Pension Plan measurement date, was as follows:

	2012	2011
Asset category:
Equity mutual funds	91.4%	89.4%
Fixed income security mutual funds	3.7%	0.0%
Cash/Short-term investments	4.9%	10.6%

	100.0%	100.0%

The investment objective of fixed-income, or bond, funds is to maximize investment return while preserving investment principal.  The investment objective of equity funds is long-term capital appreciation with current income.  Equity funds are diversified among various industries.  Starting during 2011, assets were shifted to a higher equity weighting and fixed income was reduced significantly. The Company’s targeted long-term asset allocation under normal market conditions will be approximate 60%-70% with equity managers and 30%-40% with fixed income managers.  This allocation is consistent with the Company’s goal of diversifying the Pension Plan assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements.  The investment markets of 2011 and 2012 were far from normal with historically low fixed income yields and volatile equity prices. The financial crisis in Europe and low interest rates in the United States drove a significant shift in allocation away from fixed income into equities. The Pension Plan added commodities and real estate to substitute as a risk modifier in place of some fixed income investments. Equities were further diversified by adding emerging markets while mid caps were reduced and international equities increased. The Company’s investment manager regularly reviews the Pension Plan’s actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

The Company contributed $370 thousand to the Pension Plan in 2012 and estimates that it will contribute another $230 thousand to the Pension Plan in 2013.

The major categories of assets in the Bank’s Pension Plan as of year-end are presented in the following table.  Assets are segregated according to their investment objective by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19 – Fair Value of Financial Instruments).

	2012	2011
Level 1:
Cash	$ 31	$ 30
Mutual funds:
Short-term investments:
Money market	141	164
Equities:
Small cap	369	354
Real estate	316	298
International large cap	912	722
Emerging markets	551	397
Commodity broad basket	130	134

Exchange-traded funds (ETFs):
Large cap	757	697
Mid cap	326	298
	$ 3,533	$ 3,094

The mutual funds and ETFs are actively traded with market quotes available on at least a daily basis.  Therefore, they are Level 1 assets.

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis decreased from 4.46% at December 31, 2011 to 3.88% at December 31, 2012 for the Company's Pension Plan.

Expected benefit payments under the Pension Plan over the next ten years at December 31, 2012 are as follows:

(in thousands)
2013	$ 188
2014	187
2015	205
2016	212
2017	214
Years 2018-2022	1,136

Supplemental Executive Retirement Plans

The Bank also maintains a non-qualified supplemental executive retirement plan (the “SERP”) covering certain members of the Company’s senior management.  The SERP was amended during 2003 to provide a benefit based on a percentage of final average earnings, as opposed to the fixed benefit that the superseded plan provided for.

On April 8, 2010, the Compensation Committee of the Board of Directors of the Company approved the adoption of the Evans Bank, N.A. Supplemental Executive Retirement Plan for Senior Executives (“the Senior Executive SERP”).  The “old” SERP plan will keep its participants at the time of the creation of the Senior Executive SERP, but any future executives identified by the Board of Directors as eligible for SERP benefits will participate in the Senior Executive SERP.  A participant is generally entitled to receive a benefit under the Senior Executive SERP upon a termination of employment, other than for “cause”, after the participant has completed 10 full calendar years of service with the Bank.  No benefit is payable under the Senior Executive SERP if the participant’s employment is terminated for “cause” or if the participant voluntarily terminates before completing 10 full calendar years of service with the Bank.   In addition, the payment of benefits under the Senior Executive SERP is conditioned upon certain agreements of the participant related to confidentiality, cooperation, non-competition, and non-solicitation.  A participant will be entitled to a retirement benefit under the Senior Executive SERP if his or her employment with the Bank terminates other than for “cause”.  The “accrued benefit” is based on a percentage of the participant’s final average earnings, which is determined based upon the participant’s total annual compensation over the highest consecutive five calendar years of the participant’s employment with the Bank, accrued over the participant’s “required benefit service”.  The percentages and years of service requirements are set forth in each participant’s Participation Agreement, and range from 25% to 35% and from 15 to 20 years.

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

Selected financial information for the two SERP plans is as follows:

4,84
	2012	2011
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$ 4,847	$ 3,661
Service cost	180	180
Interest cost	153	189
Plan amendments	-	-
Actuarial loss	284	1,010
Benefits paid	(192)	(193)
Benefit obligations at end of year	5,272	4,847
Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Actual return on plan assets	-	-
Contributions to the plan	192	193
Benefits paid	(192)	(193)
Fair value of plan assets at end of year	-	-
Funded status	$ (5,272)	$ (4,847)
Amounts recognized in the Consolidated Balance Sheet consists of:
Accrued benefit liability	$ (5,272)	$ (4,847)
Amount recognized in Accumulated other Comprehensive loss consist of:
Net actuarial loss	1,693	1,517
Prior service cost	350	437
Net amount recognized in equity – pre-tax	$ 2,043	$ 1,954
Net amount recognized on Consolidated Balance Sheets in Other Liabilities	$ (3,229)	$ (2,893)
Accumulated benefit obligation at year end	$ 4,664	$ 4,226

Valuations of the SERP liability, as shown above, were conducted as of December 31, 2012 and 2011.  Assumptions used by the Bank in both years in the determination of SERP information consisted of the following:

	2012	2011	2010

Discount rate for projected benefit obligation	3.17%	4.34%	5.34%
Discount rate for net periodic pension cost	4.34%	5.34%	5.60%
Salary scale	3.50%	3.12%	4.36%

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis decreased from 4.34% at December 31, 2011 to 3.17% at December 31, 2012 (or the measurement date) for the SERP.

The components of net periodic benefit cost consisted of the following:

	2012	2011	2010
		(in thousands)
Service cost	$ 180	$ 180	$ 164
Interest cost	153	189	188
Net amortization and deferral	195	98	97

Net periodic benefit cost	$ 528	$ 467	$ 449

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 for prior service costs and actuarial loss will be $69 thousand and $111 thousand, respectively.

Expected benefit payments under the SERP over the next ten years at December 31, 2012 were as follows:

(in thousands)
2013	$ 1,427
2014	193
2015	193
2016	193
2017	193
2018-2022	2,782

Other Compensation Plans

The Company also maintains a non-qualified deferred compensation plan for certain directors.  Expenses under this plan were approximately $19 thousand in 2012, $54 thousand in 2011 and $31 thousand in 2010.  The estimated present value of the benefit obligation included in other liabilities was $0.2 million and $0.3 million at December 31, 2012 and 2011, respectively.  This obligation is indirectly funded by life insurance contracts naming the Bank as beneficiary.  The increase in cash surrender value is included in other non-interest income on the Consolidated Statements of Income.

The Company has a non-qualified deferred compensation plan whereby directors and certain officers may defer a portion of their base pre-tax compensation.  Additionally, the Company has a non-qualified executive incentive retirement plan, whereby the Company defers on behalf of certain officers a portion of their base compensation until retirement or termination of service, subject to certain vesting arrangements.  Expense under these plans was approximately $203 thousand in 2012, $178 thousand in 2011 and $133 thousand in 2010.  The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $2.4 million and $2.2 million at December 31, 2012 and 2011, respectively.

These benefit plans are indirectly funded by bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $15.3 million and $14.8 million at December 31, 2012 and 2011, respectively.  Increases in cash surrender value are included in other non-interest income on the Company’s Consolidated Statements of Income.  Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries during employment.

The Bank also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements.  The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit.  Effective January 1, 2011, the 401(k) plan implemented a Qualified Automatic Contribution Arrangement (“QACA”). This arrangement features automatic deferred contributions with annual escalation, a QACA matching contribution, and an additional matching contribution. In addition, employees are no longer required to complete one year of service prior to receive matching contributions.  Employees vest in employer contributions over six years.  The Company’s expense under the 401(k) Plan was approximately $496 thousand, $445 thousand and $271 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

12.            STOCK-BASED COMPENSATION

At December 31, 2012, the Company had two stock-based compensation plans, which are described below.  The Company accounts for the fair value of its grants under those plans in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  The compensation cost charged against income for those plans was $249 thousand, $212 thousand, and $166 thousand for 2012, 2011, and 2010, respectively, included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income.  All stock option and restricted stock expense is recorded on a straight-line basis over the expected vesting term.  In addition, expense for director options and restricted stock was recognized to reflect $56 thousand, $62 thousand, and $50 in 2012, 2011 and 2010, respectively, as part of “Other” expense in the Company’s Consolidated Statements of Income.

2009 Long-Term Equity Incentive Plan

Under the Company’s 2009 Long-Term Equity Incentive Plan (the “2009 Plan”) and, prior to the adoption of that plan by shareholders in April 2009, under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan (the “1999 Plan” and together with the 2009 Plan, the “Equity Plans”), the Company has granted options or restricted stock to officers, directors and key employees.  Under the Equity Plans, the Company was authorized to issue up to 629,796 shares of common stock.  Under the Equity Plans, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.  If available, the Company normally issues shares out of its treasury for any options exercised or restricted shares issued.  The options have vesting schedules from 12 months through 10 years.   At December 31, 2012, there were a total of 288,038 shares available for grant under the 2009 Plan.  The Company may no longer make grants under the 1999 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2012	2011	2010
Dividend Yield	2.84%	2.86%	2.73%
Expected Life (years)	7	7	7
Expected Volatility	20.19%	19.26%	16.97%
Risk-free Interest Rate	1.28%	2.68%	3.26%
Weighted Average Fair Value	$ 1.95	$ 2.11	$ 2.31

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility.  The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company's stock options based upon the date of grant.  The expected dividend yield was based upon the Company's recent history of paying dividends.  The expected life was based upon the options’ expected vesting schedule and historical exercise patterns.

Stock options activity for 2012 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in thousands)
Balance, December 31, 2011	238,568	$ 15.81
Granted	59,480	15.50
Exercised	(10,932)	13.74
Expired	(3,660)	20.33
Forfeited	(10,288)	14.47
Balance, December 31, 2012	273,168	$ 15.81	6.18	$ 259

Exercisable, December 31, 2012	166,324	$ 16.59	4.73	$ 164

Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $157 thousand.  The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2013	$ 73
2014	49
2015	27
2016	8

Restricted stock award activity for 2012 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2011	17,902	$ 13.70
Granted	11,493	14.96
Vested	(9,983)	13.77
Forfeited	(1,348)	14.47
Balance, December 31, 2012	18,064	$ 14.45

As of December 31, 2012, there was $139 thousand in unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Equity Plans.  The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2013	$ 65
2014	42
2015	26
2016	6

During fiscal years 2012, 2011 and 2010, the following activity occurred under the Company’s plans:

(in thousands)	2012	2011	2010

Total intrinsic value of stock options exercised	$ 23	$-	$-
Total fair value of restricted stock awards vested	$ 137	$ 94	$ 138

Employee Stock Purchase Plan

The Company also maintains the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”).  As of December 31, 2012, there were 81,405 shares of common stock available to issue to its full-time employees, nearly all of whom are eligible to participate.  Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock.  The Company grants options on January 1 and July 1 of each year during the term of the Purchase Plan.  The purchase price of the stock is 85% of the lower of its price on the grant date or the exercise date.  During fiscal 2012, approximately 41% of eligible employees participated in the Purchase Plan.  Under the Purchase Plan, the Company issued 16,831, 17,256, and 18,657 shares to employees in 2012, 2011 and 2010, respectively.  Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

	2012	2011	2010
Dividend Yield	3.20%	2.86%	3.35%
Expected Life (years)	0.5	0.5	0.5
Expected Volatility	21.66%	25.58%	35.16%
Risk-free Interest Rate	0.10%	0.14%	0.19%
Weighted Average Fair Value	$ 4.26	$ 4.30	$ 3.96

The compensation cost that has been charged against income for the Purchase Plan was $71 thousand, $74 thousand, and $74 thousand for 2012, 2011 and 2010, respectively.

13.            INCOME TAXES

The components of the provision for income taxes were as follows:

	2012	2011	2010
		(in thousands)
Current federal tax expense	$ 2,667	$ 2,322	$ 2,852
Current state tax expense	541	583	738
Total current tax expense	$ 3,208	$ 2,905	$ 3,590

Deferred federal tax expense (benefit)	$ 487	$ (167)	$ (1,212)
Deferred state tax expense (benefit)	52	(155)	(140)
Total deferred tax expense (benefit)	$ 539	$ (322)	$ (1,352)

Total income tax provision	$ 3,747	$ 2,583	$ 2,238

The Company’s provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)

Tax provision at statutory rate	$ 4,039	34%	$ 2,956	34%	$ 2,406	34%
Decrease in taxes
resulting from:
Tax-exempt interest income	(425)	(3)	(509)	(6)	(580)	(8)
Increase in taxes
resulting from:
State taxes, net of federal benefit	391	3	282	3	394	6

Other items, net	(258)	(2)	(146)	(1)	18	-
Income tax provision	$ 3,747	32%	$ 2,583	30%	$ 2,238	32%

At December 31, 2012 and 2011 the components of the net deferred tax asset were as follows:

2,545
	2012	2011
	(in thousands)
Deferred tax assets:
Pension premiums	$ 2,545	$ 2,386
Allowance for loan and lease losses	3,697	4,517
Non accrued interest	445	445
Deferred compensation	1,336	1,031
Stock options granted	124	114
Net operating loss carryforward	250	162
Leases	146	137
Gross deferred tax assets	$ 8,543	$ 8,792

Deferred tax liabilities:
Depreciation and amortization	$ 1,209	$ 1,146
Prepaid expenses	394	308
Net unrealized gains on securities	1,550	1,599
Acquisition-related adjustments	109	151
Mortgage servicing asset	181	157
Gross deferred tax liabilities	$ 3,443	$ 3,361
Valuation allowance	(232)	(178)
Net deferred tax asset	$ 4,868	$ 5,253

The net deferred tax asset at December 31, 2012 and 2011 is included in “other assets” in the Company’s consolidated balance sheets.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income, the opportunity for net operating loss carry-backs, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2012, except for a valuation allowance of $232 thousand on the state net deferred tax asset for ENL of $232 thousand.  At December 31, 2011, the Company had a $178 thousand valuation allowance on the state net deferred tax asset for ENL of $178 thousand.  Management believes that ENL will not generate sufficient income to utilize any of the state net deferred tax assets of ENL.  The Company files a consolidated federal tax return which enables it to use income from other subsidiaries to offset losses at ENL.  ENL files its own state income tax returns for a majority of the states in which leases are domiciled.  The gross value of the deferred tax assets related to the net operating loss carryforwards is $250 thousand.  The expiration dates of the components of the carryforwards are as follows: $59 thousand (2029), $73 thousand (2030), $2 thousand (2031), and $115 thousand (2032).

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2012, 2011, and 2010 is as follows:

	2012	2011	2010
Balance at beginning of year	$ 206	$ 313	$ 82
Reclassification from deferred taxes for tax positions taken
during a period	-	-	278
Increases related to tax positions taken during a prior
period	-	-	-
Decrease due to the resolution of a prior year tax matter	(150)	(107)	-
Decreases related to settlements with taxing authorities	(35)	-	(47)
Balance at end of year	$ 21	$ 206	$ 313

The entire balance of unrecognized tax benefits is accrued in Other Liabilities on the Company’s statement of financial position and, if recognized, would favorably affect the Company’s effective tax rate.  The Company believes that it is reasonably possible that the unrecognized tax benefits balance could decrease by the full $21 thousand in 2013.  Penalties and accrued interest related to unrecognized tax benefits are recorded in tax expense.  During the year ended December 31, 2012, the Company accrued approximately $14 thousand of penalties and interest. There was no accrued penalties and interest at December 31, 2012, compared with  $78 thousand at December 31, 2011.

We are subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) and various state taxing authorities. During 2012, ENL concluded a New York State (“NYS”) audit covering 2008-2010.  There were no material adverse findings in the audits.  During 2010, the Company concluded a NYS audit covering 2005-2007 and an IRS audit covering 2006-2008.  There were no material adverse findings in the audits.  The tax years 2009-2011 for NYS and 2009-2011 for the IRS remain subject to examination.  In addition, ENL is no longer subject to state income tax examinations by the majority of state tax authorities for all years before 2009.

14.            OTHER LIABILITIES

Other liabilities at December 31 were as follows:

	2012	2011
	(in thousands)
Retirement compensation liabilities	$ 9,795	$ 8,787
Accounts payable	2,719	3,575
Security deposits on direct financing leases	126	264
Interest payable	232	264
Other	543	481

Total	$ 13,415	$ 13,371

15.            RELATED PARTY TRANSACTIONS

The Bank has entered into loan transactions with certain directors, significant shareholders and their affiliates (related parties) in the ordinary course of its business.  The aggregate outstanding principal balance of loans to such related parties on December 31, 2012 and 2011 was $7.4 million and $7.9 million, respectively.  During 2012, there were $1.6 million of advances and new loans to such related parties, and repayments amounted to $1.6 million.  Terms of these loans have prevailing market pricing that would be offered to a similar customer base.  Deposits from related parties were $2.7 million and $3.8 million as of December 31, 2012 and 2011.

16.            CONTINGENT LIABILITIES AND COMMITMENTS

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk.  These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.  A summary of the Bank’s commitments and contingent liabilities at December 31, 2012 and 2011 is as follows:

	2012	2011

	(in thousands)

Commitments to extend credit	$ 135,028	$ 134,204

Standby letters of credit	8,042	3,429

Total	$ 143,070	$ 137,633

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

The Company is subject to possible litigation proceedings in the normal course of business. As of
December 31, 2012 and December 31, 2011, there were no claims pending against the Company that management considered material.

The Company leases certain offices, land and equipment under long-term operating leases.  The aggregate minimum annual rental commitments under these leases total approximately $645 thousand in 2013; $610 thousand in 2014; $519 thousand in 2015; $523 thousand in 2016; $435 thousand in 2017; and $4.7 million thereafter.  The rental expense under operating leases contained in the Company’s Consolidated Statements of Income included $632 thousand, $656 thousand and $652 thousand in 2012, 2011 and 2010, respectively.

17.            CONCENTRATIONS OF CREDIT

All of the Bank’s loans (except leases), commitments and standby letters of credit have been granted to customers in the Bank’s primary market area, which is Western New York.  Investments in state and municipal securities also involve governmental entities within the Bank’s primary market area.  The concentrations of credit by type of loan are set forth in Note 3 to these Consolidated Financial Statements, "Loans and Leases, Net."  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers.  The Bank, as a matter of policy, does not extend credit to any single borrower or group in excess of 15% of capital.

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

The following tables set forth information regarding these segments for the years ended December 31, 2012, 2011 and 2010.

	2012
	Banking Activities	Insurance Agency Activities	Total
		(in thousands)

Net interest income (expense)	$ 27,904	$ (124)	$ 27,780
Provision for loan and lease losses	(68)	-	(68)
Net interest income (expense) after provision for loan and lease losses	27,972	(124)	27,848

Non-interest income	5,857	-	5,857
Insurance services and fees	-	6,966	6,966
Net gain on sales and calls of securities	-	-	-
Amortization expense	-	349	349
Other non-interest expense	23,861	4,582	28,443

Income before income taxes	9,968	1,911	11,879
Income tax provision	3,007	740	3,747

Net income	$ 6,961	$ 1,171	$ 8,132

	2011
	Banking Activities	Insurance Agency Activities	Total
		(in thousands)

Net interest income (expense)	$ 26,107	$ (119)	$ 25,988
Provision for loan and lease losses	2,484	-	2,484
Net interest income (expense) after provision for loan and lease losses	23,623	(119)	23,504

Non-interest income	5,504	-	5,504
Insurance services and fees	-	6,902	6,902
Net gain on sales and calls of securities	26	-	26
Amortization expense	-	490	490
Other non-interest expense	21,858	4,893	26,751

Income before income taxes	7,295	1,400	8,695
Income tax provision	2,043	540	2,583

Net income	$ 5,252	$ 860	$ 6,112

	2010
	Banking Activities	Insurance Agency Activities	Total
		(in thousands)

Net interest income (expense)	$ 24,678	$ (183)	$ 24,495
Provision for loan and lease losses	3,943	-	3,943
Net interest income (expense) after provision for loan and lease losses	20,735	(183)	20,552

Non-interest income	5,634	-	5,634
Insurance services and fees	-	6,992	6,992
Net gain on sales and calls of securities	7	-	7
Amortization expense	365	535	900
Other non-interest expense	20,156	5,051	25,207

Income (loss) before income taxes	5,855	1,223	7,078
Income tax (benefit) provision	1,766	472	2,238

Net (loss) income	$ 4,089	$ 751	$ 4,840

	December 31, 2012	December 31, 2011
Identifiable Assets, Net	(in thousands)

Banking activities	$ 799,610	$ 730,893
Insurance agency activities	10,066	10,009

Consolidated Total Assets	$ 809,676	$ 740,902

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at December 31, 2012 and 2011:

	Level 1	Level 2	Level 3	Fair Value
December 31, 2012
Securities available for sale:
U.S. government agencies	$ -	$ 28,332	$ -	$ 28,332
States and political subdivisions	-	31,469	-	31,469
Mortgage-backed securities	-	32,262	-	32,262
Mortgage servicing rights	-	-	467	467

December 31, 2011
Securities available for sale:
U.S. government agencies	$ -	$ 30,252	$ -	$ 30,252
States and political subdivisions	-	32,326	-	32,326
Mortgage-backed securities	-	37,403	-	37,403
Mortgage servicing rights	-	-	407	407

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.    On a quarterly basis the Company reviews changes, as submitted by Interactive Data, in the market value of its security portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis the Company has its entire security portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to Interactive Data regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than Interactive Data’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2012.

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

The following table summarizes the changes in fair value for items measured at fair value (Level 3) on a recurring basis using significant unobservable inputs during the year ended December 31, 2012:

Mortgage servicing rights – December 31, 2011	$ 407
Gains (losses) included in earnings	(144)
Additions from loan sales	204
Mortgage servicing rights – December 31, 2012	$ 467

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	12/31/2012	12/31/2011
Servicing fees	0.25%	0.25%
Discount rate	10.06%	10.11%
Prepayment rate (CPR)	16.31%	16.88%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at December 31, 2012 and 2011:

	Level 1	Level 2	Level 3	Fair Value
December 31, 2012
Impaired loans	$ -	$ -	$ 12,303	$ 12,303

December 31, 2011
Impaired loans	$ -	$ -	$ 10,311	$ 10,311

Impaired loans

The Company evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy.  Each loan’s collateral value has a unique appraisal and management’s discount of the value is based on factors unique to each impaired loan.  The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan, which ranges from 10%-50%.  Fair value is estimated based on the value of the collateral securing these loans.  Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $13.6 million, with a valuation allowance of $1.3 million, at December 31, 2012, compared to a gross value for loans and leases of $11.9 million, with a valuation allowance of $1.6 million, at December 31, 2011.

At December 31, 2012 and 2011, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

		2012		2011
		Carrying	Fair	Carrying	Fair
		Amount	Value	Amount	Value

		(in thousands)		(in thousands)
Financial assets:
Level 1:
	Cash and cash equivalents	$ 90,477	$ 90,477	$ 14,678	$ 14,678
Level 2:
	Available for sale securities	92,063	92,063	99,981	99,981
	FHLB and FRB stock	3,249	3,249	3,255	3,255
Level 3:
	Held to maturity securities	3,744	3,721	3,802	3,811
	Loans and leases, net	573,163	607,916	571,910	602,534
	Mortgage servicing rights	467	467	407	407

Financial liabilities:
Level 1:
	Demand deposits	$ 123,405	$ 123,405	$ 118,037	$ 118,037
	NOW deposits	65,753	65,753	50,761	50,761
	Regular savings deposits	380,924	380,924	333,938	333,938
	Junior subordinated debentures	11,330	11,330	11,330	11,330
	Commitments to extend credit	49	49	161	161
	Securities sold under agreement to repurchase	12,111	12,111	9,010	9,010
Level 2:
	Other borrowed funds	19,000	19,503	22,000	22,988
Level 3:
	Time deposits	108,910	111,883	113,467	116,666

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

Commitments to extend credit and standby letters of credit

As described in Note 16 - “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at December  31, 2012 and December 31, 2011.  Such financial instruments consist of commitments to extend permanent financing and letters of credit.  If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company.  If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee.  The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities.  The carrying value approximates the fair value.

Pension Plan Assets

Refer to Note 11 of the Consolidated Financial Statements, “Employee  Benefits and  Deferred  Compensation  Plans” for the fair value analysis of the Pension Plan assets, including the transfer of the assets from Level 2 to Level 1 during 2012.

20.            REGULATORY MATTERS

The Company is subject to the dividend restrictions imposed by the FRB and the OCC.  Under such restrictions, the Company may not, without the prior approval of the FRB and the OCC, declare dividends in excess of the sum of the current year’s earnings (as defined in FRB regulations) plus the retained earnings (as defined in FRB regulations) from the prior two years.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations).  Management believes that as of December 31, 2012 and 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from their regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Company’s or Bank’s category rating.

The Company’s and the Bank’s actual capital amounts and ratios were as follows:

	December 31, 2012
	(dollars in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$ 84,843	14.7%	$ 80,251	13.9%	$ 46,287	8.0%	$ 57,859	10.0%

Tier I Capital (to Risk Weighted Assets)	$ 77,580	13.4%	$ 72,988	12.6%	$ 23,143	4.0%	$ 34,715	6.0%

Tier I Capital (to Average Assets)	$ 77,580	9.7%	$ 72,988	9.1%	$ 32,020	4.0%	$ 40,026	5.0%

	December 31, 2011
	(dollars in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)	$ 78,173	14.0%	$ 75,050	13.5%	$ 44,575	8.0%	$ 55,719	10.0%

Tier I Capital (to Risk Weighted Assets)	$ 71,152	12.8%	$ 68,043	12.2%	$ 22,288	4.0%	$ 33,431	6.0%

Tier I Capital (to Average Assets)	$ 71,152	9.7%	$ 68,043	9.3%	$ 29,309	4.0%	$ 36,637	5.0%

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

21.            PARENT COMPANY ONLY FINANCIAL INFORMATION

Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2012	2011

	(in thousands)
ASSETS

Cash	$ 91	$ 2,026
Other assets	867	731
Investment in subsidiaries	86,609	78,956
Total assets	$ 87,567	$ 81,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Junior subordinated debentures	$ 11,330	$ 11,330
Other liabilities	1,409	1,395
Total liabilities	12,739	12,725

STOCKHOLDERS’ EQUITY

Total Stockholders’ Equity	$ 74,828	$ 68,988
Total liabilities and stockholders’ equity	$ 87,567	$ 81,713

CONDENSED STATEMENTS OF INCOME

	December 31,
	2012	2011	2010

	(in thousands)

Dividends from subsidiaries	$ 2,000	$ 3,500	$ 1,292
Expenses	(1,308)	(1,310)	(2,716)

Income (loss) before equity in undistributed
earnings of subsidiaries	692	2,190	(1,424)

Equity in undistributed earnings (loss) of subsidiaries	7,440	3,922	6,264

Net income	8,132	6,112	4,840

Other comprehensive income	-	-	-

Comprehensive income	$ 8,132	$ 6,112	$ 4,840

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2012	2011	2010

	(in thousands)
Operating Activities:
Net income	$ 8,132	$ 6,112	$ 4,840
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed (earnings) loss of subsidiaries	(7,440)	(3,922)	(6,264)
Changes in assets and liabilities affecting cash flow:
Other assets	(137)	(17)	(406)
Other liabilities	53	157	1,136

Net cash provided by (used in) operating activities	608	2,330	(694)

Investing Activities:
Investment in subsidiaries	-	-	(13,711)

Net cash used in investing activities	-	-	(13,711)

Financing Activities:
Proceeds from issuance of common stock	-	-	13,609
Cash dividends paid, net	(2,543)	(1,636)	(1,379)
Purchase of Treasury stock	-	-	-

Net cash (used in) provided by financing activities	(2,543)	(1,636)	12,230

Net increase (decrease) in cash	(1,935)	694	(2,175)

Cash beginning of year	2,026	1,332	3,507

Cash ending of year	$ 91	$ 2,026	$ 1,332

22.            SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

2012
Interest income	$ 8,409	$ 8,309	$ 8,289	$ 8,369
Interest expense	1,309	1,364	1,408	1,516
Net interest income	7,100	6,945	6,881	6,853
Net income	2,122	2,136	1,495	2,379
Earnings per share basic	0.51	0.51	0.36	0.58
Earnings per share diluted	0.51	0.51	0.36	0.58

2011
Interest income	$ 8,518	$ 8,169	$ 8,015	$ 8,013
Interest expense	1,627	1,655	1,728	1,716
Net interest income	6,891	6,514	6,287	6,297
Net income	1,338	1,926	972	1,875
Earnings per share basic	0.33	0.47	0.24	0.46
Earnings per share diluted	0.33	0.47	0.24	0.46

Item 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.             CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012 (the end of the period covered by this Annual Report on Form 10-K).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective.

(b)

Management's Annual Report on Internal Control Over Financial Reporting.  Management's Annual Report on Internal Control Over Financial Reporting appears at "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(c)

Attestation Report of the Independent Registered Public Accounting Firm.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in the "Report of Independent Registered Public Accounting Firm" in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(d)

Changes in Internal Control Over Financial Reporting.  No changes in the Company's internal control over financial reporting were identified in the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.             OTHER INFORMATION

NONE

PART III

Item 10.             DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the material under the captions "Information Regarding Directors, Director Nominees and Executive Officers,” "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Director Committees" in the Company's definitive proxy statement relating to its 2013 annual meeting of shareholders to be held on April 25, 2013 (the "Proxy Statement").

Item 11.             EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to the material under the captions "Director Compensation," “Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement.

The material incorporated herein by reference to the material under the caption, "Compensation Committee Report" in the Proxy Statement shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated herein by reference to the material under the captions "General Information - Security Ownership of Management and Certain Beneficial Owners" and “General Information – Equity Compensation Plans” in the Proxy Statement.

Item 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information called for by this item is incorporated herein by reference to the material under the captions "Information Regarding Directors, Director Nominees and Executive Officers" and "Transactions with Related Persons" in the Proxy Statement.

Item 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference to the material under the caption "Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV

Item 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report on Form 10-K:

1.         Financial statements:  The following audited consolidated financial statements and notes thereto and the material under the caption "Report of Independent Registered Public Accounting Firm" on pages 58 and 59 in Part II, Item 8 of this Annual Report on Form 10-K are incorporated herein by reference:

            Report of Independent Registered Public Accounting Firm (internal control over financial reporting)

            Report of Independent Registered Public Accounting Firm (consolidated financial statements)

            Consolidated Balance Sheets - December 31, 2012 and 2011

            Consolidated Statements of Income - Years Ended December 31, 2012, 2011 and 2010

            Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2012, 2011 and 2010

            Consolidated Statements of Cash Flow - Years Ended December 31, 2012, 2011 and 2010

            Notes to Consolidated Financial Statements

2.         All other financial statement schedules are omitted because they are not applicable or the required information is included in the Company’s Consolidated Financial Statements or Notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

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

EVANS BANCORP, INC.

By:             /s/ David J. Nasca

                                                                                                            David J. Nasca,

                                                                                                            President and Chief Executive Officer

                                                                                                            Date:  March 4, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Nasca	President and Chief Executive Officer/Director (Principal Executive Officer)	March 4, 2013
David J. Nasca

/s/ Gary A. Kajtoch	Treasurer (Principal Financial Officer)	March 4, 2013
Gary A. Kajtoch

/s/ Nicholas J. Snyder	Principal Accounting Officer	March 4, 2013
Nicholas J. Snyder

/s/ John R. O’Brien	Chairman of the Board/Director	March 4, 2013
John R. O’Brien

/s/ Lee C. Wortham	Vice Chairman of the Board/Director	March 4, 2013
Lee C. Wortham

/s/ James E. Biddle, Jr.	Director	March 4, 2013
James E. Biddle, Jr.

/s/ Phillip Brothman	Director	March 4, 2013
Philip Brothman

Director
Marsha S. Henderson

/s/ Kenneth C. Kirst	Director	March 4, 2013
Kenneth C. Kirst

/s/ Robert G. Miller, Jr.	Director	March 4, 2013
Robert G. Miller, Jr.

/s/ Michael J. Rogers	Director	March 4, 2013
Michael J. Rogers

/s/ Nancy W. Ware	Director	March 4, 2013
Nancy W. Ware

/s/ Thomas H. Waring, Jr.	Director	March 4, 2013
Thomas H. Waring, Jr.

EXHIBIT INDEX

ncorporated
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
4.1

Indenture between the Company, as Issuer, and Wilmington Trust Company, as Trustee, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

4.2

Form of Floating Rate Junior Subordinated Debt Security due 2034 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

4.3

Amended and Restated Declaration of Trust of Evans Capital Trust I, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

4.4

Guarantee Agreement of the Company, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as filed on November 4, 2004).

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

10.3*

Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

10.4*	Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed on April 1, 2009).
10.5*	Specimen 1984 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).
10.6*	Specimen 1989 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.6 to the Company's Form 10 (Registration No. 0-18539), as filed on April 30, 1990).
10.7*	Summary of Provisions of Director Deferred Compensation Agreements (incorporated by reference to Exhibit 10.7 to the Company's Form 10 (Registration No. 0-18539), as filed on April 30, 1990).
10.8*

Evans National Bank Deferred Compensation Plan for Officers and Directors (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

10.9*

Form of Deferred Compensation Participatory Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.10*

Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

10.11*

Form of Executive Life Insurance Split-Dollar Endorsement Participatory Agreement (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.12*

First Amendment to the Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).

10.13*

Evans National Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

10.14*

Form of Supplemental Executive Retirement Participatory Agreement (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

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

10.26*

Letter Agreement Regarding Insurance Coverage for James Tilley (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).

10.27*

Employment Agreement by and among Evans Bank, N.A., the Company and Cynthia M. Rich, executed and delivered by the Company and the Bank on September 30, 2009 and effective as of September 30, 2009 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed on March 6, 2012).

10.28*	Evans Bancorp, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 23, 2012).

21.1	Subsidiaries of the Company (filed herewith).
23.1	Independent Registered Public Accounting Firm’s Consent from KPMG LLP (filed herewith).
24	Power of Attorney (included on Page 123 of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
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

101

The following materials from Evans Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets – December 31, 2012 and 2011; (ii) Consolidated Statements of Income – years ended December 31, 2012, 2011, and 2010; (iii) Consolidated Statements of Stockholder’s Equity – years ended December 31, 2012, 2011, and 2010; (iv) Consolidated Statements of Cash Flows – years ended December 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.**

*  Indicates a management contract or compensatory plan or arrangement.

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