Form 10-Q
period 2013-03-31
EVANS BANCORP INC
filed 2013-05-03
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    March 31, 2013

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission file number    001-35021

                    EVANS BANCORP, INC.            .

(Exact name of registrant as specified in its charter)

        New York                           16-1332767

(State or other jurisdiction of         (I.R.S. Employer

incorporation or organization)       Identification No.)

One Grimsby Drive, Hamburg, NY        14075

(Address of principal executive offices)  (Zip Code)

                      (716) 926-2000                  .

(Registrant's telephone number, including area code)

           14 -16 North Main Street, Angola, New York  14006          .

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

            Large accelerated filer [ ]                                                                                    Accelerated filer [ ]

            Non-accelerated filer [ ] (Do not check if smaller reporting company)                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]  No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.50 par value:  4,190,257 shares as of April 23, 2013

Table of Contents

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

Table of Contents

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$12,509	$12,409
Interest-bearing deposits at banks	88,089	78,068
Securities:
Available for sale, at fair value (cost: $87,957 at March 31, 2013;	91,540	92,063
$88,054 at December 31, 2012)
Held to maturity, at amortized cost (fair value: $3,707 at March 31, 2013;	3,734	3,744
$3,721 at December 31, 2012)
Federal Home Loan Bank common stock, at amortized cost	1,489	1,804
Federal Reserve Bank common stock, at amortized cost	1,457	1,445

Loans and leases, net of allowance for loan and lease losses of $10,154 at March 31, 2013
and $9,732 at December 31, 2012	577,932	573,163
Properties and equipment, net of depreciation of $14,558 at March 31, 2013
and $14,256 at December 31, 2012	11,020	11,368
Goodwill	8,101	8,101
Intangible assets	266	329
Bank-owned life insurance	15,446	15,333
Other assets	12,131	11,849

TOTAL ASSETS	$823,714	$809,676

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$123,084	$123,405
NOW	73,016	65,753
Regular savings	391,739	380,924
Time	110,461	108,910

Total deposits	698,300	678,992

Securities sold under agreement to repurchase	13,784	12,111
Other short term borrowings	3,000	10,000
Other liabilities	11,805	13,415
Junior subordinated debentures	11,330	11,330
Long term borrowings	9,000	9,000

Total liabilities	747,219	734,848

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized;
4,190,257 and 4,171,473 shares issued and outstanding at March 31, 2013
and December 31, 2012, respectively	2,096	2,087
Capital surplus	42,095	42,029
Retained earnings	32,427	30,611
Accumulated other comprehensive (loss) gain, net of tax	(123)	101
Total stockholders' equity	76,495	74,828

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$823,714	$809,676

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(in thousands, except share and per share amounts)
	Three Months Ended March 31,
	2013	2012
INTEREST INCOME
Loans and leases	$7,252	$7,508
Interest bearing deposits at banks	18	9
Securities:
Taxable	417	545
Non-taxable	269	306
Total interest income	7,956	8,368
INTEREST EXPENSE
Deposits	890	1,242
Other borrowings	161	187
Junior subordinated debentures	79	87
Total interest expense	1,130	1,516
NET INTEREST INCOME	6,826	6,852
PROVISION FOR LOAN AND LEASE LOSSES	450	(249)
NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	6,376	7,101
NON-INTEREST INCOME
Bank charges	482	436
Insurance service and fees	1,999	1,945
Data center income	114	124
Gain on loans sold	25	53
Bank-owned life insurance	113	118
Other	577	613
Total non-interest income	3,310	3,289
NON-INTEREST EXPENSE
Salaries and employee benefits	4,289	4,214
Occupancy	816	685
Repairs and maintenance	178	169
Advertising and public relations	124	145
Professional services	454	539
Technology and communications	291	263
Amortization of intangibles	63	104
FDIC insurance	138	134
Other	723	656
Total non-interest expense	7,076	6,909
INCOME BEFORE INCOME TAXES	2,610	3,481
INCOME TAX PROVISION	794	1,102
NET INCOME	$1,816	$2,379

Net income per common share-basic	$0.44	$0.58
Net income per common share-diluted	$0.43	$0.58
Cash dividends per common share	$-	$0.22
Weighted average number of common shares outstanding	4,173,978	4,126,656
Weighted average number of diluted shares outstanding	4,210,595	4,131,330

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(in thousands, except share and per share amounts)
	Three Months Ended March 31,
	2013	2012

NET INCOME	$1,816	$2,379

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized loss on available-for-sale securities	(261)	(115)

Defined benefit pension plans:
Amortization of prior service cost	10	14
Amortization of actuarial loss	27	26
Total	37	40

OTHER COMPREHENSIVE LOSS, NET OF TAX	(224)	(75)

COMPREHENSIVE INCOME	$1,592	$2,304

See Notes to Unaudited Consolidated Financial Statements

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	(Loss) Income	Total

Balance, December 31, 2011	$2,063	$41,275	$25,304	$346	$68,988

Net Income			2,379		2,379

Other comprehensive loss				(75)	(75)

Cash dividends ($0.22 per common share)			(908)		(908)

Stock options and restricted stock expense		71			71

Issued 4,013 restricted shares	2	(2)			-

Balance, March 31, 2012	$2,065	$41,344	$26,775	$271	$70,455

Balance, December 31, 2012	$2,087	$42,029	$30,611	$101	$74,828

Net Income			1,816		1,816

Other comprehensive loss				(224)	(224)

Stock options and restricted stock expense		75			75

Issued 18,784 restricted shares	9	(9)			-

Balance, March 31, 2013	$2,096	$42,095	$32,427	$(123)	$76,495

See Notes to Unaudited Consolidated Financial Statements

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(in thousands)
	Three Months Ended
	March 31,
	2013	2012

OPERATING ACTIVITIES:
Interest received	$7,638	$8,011
Fees received	3,301	3,107
Interest paid	(1,147)	(1,550)
Cash paid to employees and vendors	(8,009)	(7,058)
Cash contributed to pension plan	(95)	-
Income taxes paid	(461)	(720)
Proceeds from sale of loans held for resale	776	6,250
Originations of loans held for resale	(233)	(3,998)

Net cash provided by operating activities	1,770	4,042

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(3,487)	(17,759)
Proceeds from maturities and calls	3,759	9,009
Held to maturity securities:
Purchases	-	(428)
Proceeds from maturities, calls, and payments	11	396
Additions to properties and equipment	(47)	(117)
Net increase (decrease) in loans	(5,865)	898

Net cash used in investing activities	(5,629)	(8,001)

FINANCING ACTIVITIES:
Repayments of borrowings	(5,328)	(329)
Net increase in deposits	19,308	33,478

Net cash provided by financing activities	13,980	33,149

Net increase in cash and equivalents	10,121	29,190

CASH AND CASH EQUIVALENTS:
Beginning of period	90,477	14,678

End of period	$100,598	$43,868

(continued)

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(in thousands)
	Three Months Ended
	March 31,
	2013	2012

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$1,816	$2,379

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	567	510
Deferred tax expense	109	87
Provision for loan and lease losses	450	(249)
Premium on loans sold	(25)	(53)
Stock options and restricted stock expense	75	71
Proceeds from sale of loans held for resale	776	6,250
Originations of loans held for resale	(233)	(3,998)
Cash contributed to pension plan	(95)	-
Changes in assets and liabilities affecting cash flow:
Other assets	(699)	227
Other liabilities	(971)	(1,182)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,770	$4,042

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

The accompanying consolidated financial statements are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made.  Certain reclassifications have been made to the 2012 unaudited consolidated financial statements to conform to the presentation used in 2013.  During the quarter ended March 31, 2013, the Company revised the three month period ended, March 31, 2012 Consolidated Statement of Cash Flows to correct a $194 thousand error within “Depreciation and Amortization” and “Changes in Other Assets Affecting Cash Flow.”  The Company has assessed the materiality of this correction and concluded, based on qualitative and quantitative considerations, that the adjustments are not material to the Consolidated Statements of Cash Flows as a whole.

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.  The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of filing.

2. SECURITIES

The amortized cost of securities and their approximate fair value at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$27,210	$995	$(78)	$28,127
States and political subdivisions	32,543	1,502	(13)	34,032
Total debt securities	$59,753	$2,497	$(91)	$62,159

Mortgage-backed securities:
FNMA	$13,811	$760	$-	$14,571
FHLMC	5,737	178	(7)	5,908
GNMA	7,116	221	-	7,337
CMO	1,540	25	-	1,565
Total mortgage-backed securities	$28,204	$1,184	$(7)	$29,381

Total securities designated as available for sale	$87,957	$3,681	$(98)	$91,540

Held to Maturity:
Debt securities
States and political subdivisions	3,734	19	(46)	3,707
Total securities designated as held to maturity	$3,734	$19	$(46)	$3,707
Total securities	$91,691	$3,700	$(144)	$95,247

	December 31, 2012
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$27,227	$1,137	$(32)	$28,332
States and political subdivisions	29,912	1,567	(10)	31,469
Total debt securities	$57,139	$2,704	$(42)	$59,801

Mortgage-backed securities:
FNMA	$15,210	$867	$-	$16,077
FHLMC	6,292	189	-	6,481
GNMA	7,750	263	-	8,013
CMO	1,663	28	-	1,691
Total mortgage-backed securities	$30,915	$1,347	$-	$32,262

Total securities designated as available for sale	$88,054	$4,051	$(42)	$92,063

Held to Maturity:
Debt securities
States and political subdivisions	3,744	23	(46)	3,721
Total securities designated as held to maturity	$3,744	$23	$(46)	$3,721
Total securities	$91,798	$4,074	$(88)	$95,784

Available for sale securities with a total fair value of $90.1 million and $68.0 million at March 31, 2013 and December 31, 2012, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY.  The Company had a total of $12.0 million and $19.0 million in borrowed funds with FHLBNY at March 31, 2013 and December 31, 2012, respectively.  The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements.  As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY.  The Bank held $1.5 million in FHLBNY stock as of March 31, 2013 and $1.8 million as of December 31, 2012 at amortized cost.

The scheduled maturities of debt and mortgage-backed securities at March 31, 2013 and December 31, 2012 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	March 31, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$2,477	$2,497	$2,766	$2,797
Due after one year through five years	18,231	19,016	16,797	17,561
Due after five years through ten years	30,944	31,897	29,280	30,344
Due after ten years	8,101	8,749	8,296	9,099
	59,753	62,159	57,139	59,801

Mortgage-backed securities
available for sale	28,204	29,381	30,915	32,262

Total available for sale securities	$87,957	$91,540	$88,054	$92,063

Debt securities held to maturity:

Due in one year or less	$2,241	$2,230	$2,241	$2,228
Due after one year through five years	312	316	317	322
Due after five years through ten years	511	483	516	490
Due after ten years	670	678	670	681
	3,734	3,707	3,744	3,721

Total held to maturity securities	$3,734	$3,707	$3,744	$3,721

Information regarding unrealized losses within the Company’s available for sale securities at March 31, 2013 and December 31, 2012, is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	March 31, 2013

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$5,921	$(78)	$-	$-	$5,921	$(78)
States and political subdivisions	963	(10)	105	(3)	1,068	(13)
Total debt securities	$6,884	$(88)	$105	$(3)	$6,989	$(91)

Mortgage-backed securities:
FNMA	$34	$-	$-	$-	$34	$-
FHLMC	1,930	(7)	-	-	1,930	(7)
GNMA	-	-	-	-	-	-
CMO'S	-	-	-	-	-	-
Total mortgage-backed securities	$1,964	$(7)	$-	$-	$1,964	$(7)

Held To Maturity:
Debt securities:
States and political subdivisions	$2,644	$(46)	$16	$-	$2,660	$(46)

Total temporarily impaired
securities	$11,492	$(141)	$121	$(3)	$11,613	$(144)

	December 31, 2012

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$3,968	$(32)	$-	$-	$3,968	$(32)
States and political subdivisions	1,192	(10)	-	-	1,192	(10)
Total debt securities	$5,160	$(42)	$-	$-	$5,160	$(42)

Mortgage-backed securities:
FNMA	$34	$-	$-	$-	$34	$-
FHLMC	-	-	-	-	-	-
GNMA	-	-	-	-	-	-
CMO'S	-	-	-	-	-	-
Total mortgage-backed securities	$34	$-	$-	$-	$34	$-

Held To Maturity:
Debt securities:
States and political subdivisions	$2,660	$(46)	$-	$-	$2,660	$(46)

Total temporarily impaired
securities	$7,854	$(88)	$-	$-	$7,854	$(88)

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase.  The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities.  Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase.  The Company did not own any out-of-state municipal bonds at March 31, 2013 or December 31, 2012.  Bonds rated below A are reviewed periodically to ensure their continued credit worthiness.  While purchase of non-rated municipal securities is permitted under the Company’s investment policy, such purchases are limited to bonds issued by municipalities in the Company’s general market area.  Those municipalities are typically customers of the Bank whose financial situation is familiar to management.  The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

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

Management has assessed the securities available for sale in an unrealized loss position at March 31, 2013 and December 31, 2012 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company had not recorded any other-than-temporary impairment (“OTTI”) charges as of March 31, 2013 and did not record any OTTI changes during 2012.  The gross unrealized losses in the Company’s securities portfolio were at an immaterial level during each of those periods, amounting to less than 0.2% of the total fair value of the securities portfolio at March 31, 2013 and December 31, 2012.  Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Fair Value

March 31, 2013
Securities available-for-sale:
U.S. government agencies	$-	$28,127	$-	$28,127
States and political subdivisions	-	34,032	-	34,032
Mortgage-backed securities	-	29,381	-	29,381
Mortgage servicing rights	-	-	455	455

December 31, 2012
Securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$-	$28,332	$-	$28,332
States and political subdivisions	-	31,469	-	31,469
Mortgage-backed securities	-	32,262	-	32,262
Mortgage servicing rights	-	-	467	467

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis the Company reviews changes in the market value of its security portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis the Company has its entire security portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to the service provider regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than the initial evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in the first quarter of 2013 or during fiscal year 2012.

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three month periods ended March 31, 2013 and 2012, respectively:

	Three months ended March 31,
	2013	2012
Beginning balance, Dec 31	$467	$407
Losses included in earnings	(20)	(7)
Additions from loan sales	8	54
Ending balance, March 31	$455	$454

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	3/31/2013	3/31/2012
Servicing fees	0.25%	0.25%
Discount rate	10.05%	10.09%
Prepayment rate (CPR)	15.06%	15.48%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Fair Value

March 31, 2013
Impaired loans	$-	-	13,103	$13,103

December 31, 2012
Impaired loans	$-	-	12,303	$12,303

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $14.2 million, with a valuation allowance of $1.1 million, at March 31, 2013, compared to a gross value for impaired loans of $13.6 million, with a valuation allowance of $1.3 million, at December 31, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2013 and December 31, 2012, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$100,598	$100,598	$90,477	$90,477
Level 2:
Available for sale securities	91,540	91,540	92,063	92,063
FHLB and FRB stock	2,946	2,946	3,249	3,249
Level 3:
Held to maturity securities	3,734	3,707	3,744	3,721
Loans and leases, net	577,932	612,984	573,163	607,916
Mortgage servicing rights	455	455	467	467
Financial liabilities:
Level 1:
Demand deposits	$123,084	$123,084	$123,405	$123,405
NOW deposits	73,016	73,016	65,753	65,753
Regular savings deposits	391,739	391,739	380,924	380,924
Junior subordinated debentures	11,330	11,330	11,330	11,330
Commitments to extend credit	90	90	49	49
Securities sold under agreement to
repurchase	13,784	13,784	12,111	12,111
Level 2:
Other borrowed funds	12,000	12,377	19,000	19,503
Level 3:
Time deposits	110,461	113,347	108,910	111,883

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

Commitments to extend credit and standby letters of credit.  As described in Note 8 - “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at March 31, 2013 and December 31, 2012.  Such financial instruments consist of commitments to extend permanent financing and letters of credit.  If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company.  If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee.  The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities.  The carrying value approximates the fair value.

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

4. LOANS, LEASES, AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

Loan and Lease Portfolio Composition

The following table presents selected information on the composition of the Company’s loan and lease portfolio as of the dates indicated:

	March 31, 2013	December 31, 2012
Mortgage loans on real estate:	(in thousands)
Residential Mortgages	$74,713	$68,135
Commercial and multi-family	321,777	323,777
Construction-Residential	991	811
Construction-Commercial	26,789	28,941
Home equities	54,787	56,366
Total real estate loans	479,057	478,030

Direct financing leases	929	1,612
Commercial and industrial loans	105,982	99,951
Consumer loans	1,047	1,294
Other	340	1,342
Net deferred loan origination costs	731	666
Total gross loans	588,086	582,895

Allowance for loan losses	(10,154)	(9,732)

Loans, net	$577,932	$573,163

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages.  During the three month periods ended March 31, 2013 and 2012, the Bank sold mortgages to FNMA totaling $0.8 million and $6.2 million, respectively.  At March 31, 2013, the Bank had a loan servicing portfolio principal balance of $70.4 million upon which it earns servicing fees, as compared with $73.7 million at December 31, 2012.  The value of the mortgage servicing rights for that portfolio was $0.5 million at March 31, 2013 and December 31, 2012.  Residential mortgage loans held-for-sale were $0.4 million at March 31, 2013, compared with $0.9 million at December 31, 2012.  The Company had no commercial loans held-for-sale at March 31, 2013 and at December 31, 2012.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.  Disclosures related to the basis for accounting for loans and leases, the method for recognizing interest income on loans and leases, the policy for placing loans and leases on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan and lease losses, the policy for charging off loans and leases, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the Company’s year ended December 31, 2012.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2012 are consistent with those utilized by the Company in the three months ended March 31, 2013.

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

There were no changes in the Company’s allowance for loan and lease loss methodology in the three month period ended March 31, 2013.

The following tables provide data, at the class level, of credit quality indicators of certain loans and leases for the dates specified:

March 31, 2013
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$24,445	$280,137	$304,582	$84,157
4	671	26,025	26,696	14,209
5	934	7,810	8,744	4,453
6	739	4,087	4,826	2,570
7	-	3,718	3,718	593
Total	$26,789	$321,777	$348,566	$105,982

December 31, 2012
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$24,461	$273,843	$298,304	$77,095
4	2,023	40,346	42,369	14,681
5	1,728	3,081	4,809	5,229
6	729	2,911	3,640	2,308
7	-	3,596	3,596	638
Total	$28,941	$323,777	$352,718	$99,951

Past Due Loans and Leases

The following tables provide an analysis of the age of the recorded investment in loans and leases that are past due as of the dates indicated:

March 31, 2013
(in thousands)
								Non-accruing
				Total Past	Current	Total	90+ Days	Loans and
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Leases

Commercial and
industrial	$991	$136	$689	$1,816	$104,166	$105,982	$-	$1,169
Residential real estate:
Residential	562	-	938	1,500	73,213	74,713	-	1,413
Construction	-	-	-	-	991	991	-	-

Commercial real estate:
Commercial	14,658	-	3,457	18,115	303,662	321,777	-	4,719
Construction	1,099	-	-	1,099	25,690	26,789	-	-
Home equities	129	58	544	731	54,056	54,787	18	573
Direct financing leases	24	-	108	132	797	929	-	124
Consumer	120	7	-	127	920	1,047	-	20
Other	-	-	-	-	1,071	1,071	-	-
Total Loans	$17,583	$201	$5,736	$23,520	$564,566	$588,086	$18	$8,018

December 31, 2012
(in thousands)
								Non-accruing
				Total Past	Current	Total	90+ Days	Loans and
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Leases

Commercial and
industrial	$564	$141	$135	$840	$99,111	$99,951	$-	$914
Residential real estate:
Residential	1,015	62	872	1,949	66,186	68,135	-	1,443
Construction	-	-	-	-	811	811	-	-

Commercial real estate:
Commercial	12,658	169	3,658	16,485	307,292	323,777	-	4,309
Construction	1,505	201	729	2,435	26,506	28,941	-	729
Home equities	32	215	572	819	55,547	56,366	-	618
Direct financing leases	31	7	123	161	1,451	1,612	-	171
Consumer	17	4	23	44	1,250	1,294	-	44
Other	-	-	-	-	2,008	2,008	-	-
Total Loans	$15,822	$799	$6,112	$22,733	$560,162	$582,895	$-	$8,228

Allowance for loan and lease losses

The following tables present the activity in the allowance for loan and lease losses according to portfolio segment, for the three month periods ended March 31, 2013 and 2012:

March 31, 2013

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$3,617	$4,493	$18	$662	$746	$47	$149	$9,732
Charge-offs	(10)	(13)	(10)	(6)	(91)	-	-	(130)
Recoveries	97	1	3	1	-	-	-	102
Provision	51	266	4	91	85	(47)	-	450
Ending balance	$3,755	$4,747	$15	$748	$740	$-	$149	$10,154

Allowance for loan
and lease losses:
Ending balance:
Individually evaluated
for impairment	$387	$412	$4	$5	$7	$-	$-	$815
Collectively evaluated
for impairment	3,368	4,335	11	743	733	-	149	9,339
Total	$3,755	$4,747	$15	$748	$740	$-	$149	$10,154

Loans and leases:
Ending balance:
Individually evaluated
for impairment	$1,417	$7,867	$20	$1,441	$573	$115	$-	$11,433
Collectively evaluated
for impairment	104,565	340,699	1,367	74,263	54,214	814	-	575,922
Total	$105,982	$348,566	$1,387	$75,704	$54,787	$929	$-	$587,355

* Includes construction loans

** Includes other loans

NOTE: Loan and lease balances do not include $731 thousand in net deferred loan and lease origination costs as of March 31, 2013.

March 31, 2012

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$4,085	$4,670	$36	$793	$768	$994	$149	$11,495
Charge-offs	(409)	(59)	(3)	-	(13)	-	-	(484)
Recoveries	18	-	4	-	6	-	-	28
Provision	252	(46)	6	(74)	24	(411)	-	(249)
Ending balance	$3,946	$4,565	$43	$719	$785	$583	$149	$10,790

Allowance for loan
and lease losses:
Ending balance:
Individually evaluated
for impairment	$637	$609	$14	$-	$102	$280	$-	$1,642
Collectively evaluated
for impairment	3,309	3,956	29	719	683	303	149	9,148
Total	$3,946	$4,565	$43	$719	$785	$583	$149	$10,790

Loans and leases:
Ending balance:
Individually evaluated
for impairment	$1,999	$7,948	$46	$1,047	$1,204	$712	$-	$12,956
Collectively evaluated
for impairment	101,108	332,546	1,900	73,179	53,837	3,800	-	566,370
Total	$103,107	$340,494	$1,946	$74,226	$55,041	$4,512	$-	$579,326

* Includes construction loans

** Includes other loans

NOTE: Loan and lease balances do not include $374 thousand in net deferred loan and lease origination costs as of March 31, 2012.

Impaired Loans and Leases

The following tables provide data, at the class level, of impaired loans and leases as of the dates indicated:

	At March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$287	$399	$-	$301	$5	$1

Residential real estate:
Residential	1,109	1,253	-	1,132	38	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	3,818	4,065	-	3,831	39	31
Construction	739	739	-	739	-	6

Home equities	537	568	-	539	8	-

Direct financing leases	115	117	-	135	2	-

Consumer	-	-	-	-	-	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$6,605	$7,141	$-	$6,677	$92	$38

	At March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$3,029	$3,089	$640	$3,041	$11	$30

Residential real estate:
Residential	304	318	5	304	6	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	3,310	3,486	412	3,341	52	16
Construction	934	934	49	934	-	8

Home equities	36	36	7	36	1	-

Direct financing leases	-	-	-	-	-	-

Consumer	20	51	4	24	1	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$7,633	$7,914	$1,117	$7,680	$71	$54

	At March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$3,316	$3,488	$640	$3,342	$16	$31
	-	-	-	-	-	-
Residential real estate:
Residential	1,413	1,571	5	1,436	44	-
Construction	-	-	-	-	-	-
	-	-	-	-	-	-
Commercial real estate:
Commercial	7,128	7,551	412	7,172	91	47
Construction	1,673	1,673	49	1,673	-	14
	-	-	-	-	-	-
Home equities	573	604	7	575	9	-
	-	-	-	-	-	-
Direct financing leases	115	117	-	135	2	-
	-	-	-	-	-	-
Consumer	20	51	4	24	1	-
	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total impaired loans and leases	$14,238	$15,055	$1,117	$14,357	$163	$92

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$277	$289	$-	$392	$10	$6

Residential real estate:
Residential	1,437	1,558	-	1,444	56	12
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	3,313	3,555	-	3,711	174	94
Construction	729	814	-	778	26	-

Home equities	938	973	-	856	26	14

Direct financing leases	-	-	-	-	-	-

Consumer	-	-	-	-	-	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$6,694	$7,189	$-	$7,181	$292	$126

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,509	$2,662	$747	$2,938	$49	$107

Residential real estate:
Residential	6	6	-	6	-	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	3,241	3,425	471	3,267	172	3
Construction	934	934	49	934	-	30

Home equities	-	-	-	-	-	-

Direct financing leases	164	178	13	266	14	-

Consumer	44	121	9	60	9	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$6,898	$7,326	$1,289	$7,471	$244	$140

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,786	$2,951	$747	$3,330	$59	$113
	-	-	-	-	-	-
Residential real estate:
Residential	1,443	1,564	-	1,450	56	12
Construction	-	-	-	-	-	-
	-	-	-	-	-	-
Commercial real estate:
Commercial	6,554	6,980	471	6,978	346	97
Construction	1,663	1,748	49	1,712	26	30
	-	-	-	-	-	-
Home equities	938	973	-	856	26	14
	-	-	-	-	-	-
Direct financing leases	164	178	13	266	14	-
	-	-	-	-	-	-
Consumer	44	121	9	60	9	-
	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total impaired loans and leases	$13,592	$14,515	$1,289	$14,652	$536	$266

The Company had three commercial loans identified as impaired with an unpaid principal balance of $2.8 million as of March 31, 2013, and two commercial loans identified as impaired with an unpaid principal balance of $2.6 as of December 31, 2012, in which it was unable to perform an appropriate impairment calculation due to the lack of reliable financial information from the borrower.  The reserve on these loans were $0.3 million at March 31, 2013 and December 31, 2012, as determined according to the credit risk rating per the Company’s allowance for loan and lease losses methodology, as described in Note 1 – “Organization and Summary of Significant Accounting Policies” within the Annual Report for the year ended December, 31, 2012.

Non-performing loans and leases

The following table sets forth information regarding non-performing loans and leases as of the dates specified:

	March 31, 2013	December 31, 2012
	(in thousands)
Non-accruing loans and leases:

Commercial and industrial loans	$1,169	$914

Residential real estate:
Residential	1,413	1,443
Construction	-	-

Commercial real estate:
Commercial and multi-family	4,719	4,309
Construction	-	729

Home equities	573	618

Direct financing leases	124	171

Consumer loans	20	44

Other	-	-
Total non-accruing loans and leases	$8,018	$8,228

Accruing loans 90+ days past due	18	-
Total non-performing loans and leases	$8,036	$8,228

Total non-performing loans and leases
to total assets	0.98%	1.02%
Total non-performing loans and leases
to total loans and leases	1.37%	1.41%

Troubled debt restructurings

The Company had $12.0 million in loans and leases that were restructured in a troubled debt restructuring (“TDR”) at March 31, 2013, compared with $11.5 million at December 31, 2012.  $5.7 million and $6.0 million of those balances were in non-accrual status at March 31, 2013 and December 31, 2012, respectively.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months.  Those loans and leases that are in accruing status have shown evidence of performance for at least six months as of March 31, 2013 and December 31, 2012.  One residential mortgage for $0.4 million was made under a government assistance program in 2012.  Two commercial loans with a combined balance of $0.3 million restructured in 2013, in addition to five loans restructured prior to 2013 with a combined balance of $1.1 million, are covered under the Bank’s loss-sharing arrangement with the FDIC. For additional details on this agreement, see discussion under “Covered Loans and the Related Allowance” below.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans and leases where borrowers were experiencing financial difficulty.  Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the three month periods ended March 31, 2013 and 2012.  The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of March 31, 2013, there were no commitments to lend additional funds to debtors owing loans or leases whose terms have been modified in TDRs.  The Company’s TDRs involve interest only payments and lengthening of terms as concessions to try and maximize the collectability of the loans.

The following tables summarize the loans and leases that were classified as troubled debt restructurings as of the dates indicated:

	March 31, 2013
	($ in thousands)

	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$3,199	$1,052	$2,147	$280

Residential real estate:
Residential	503	475	28	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	5,852	3,443	2,409	412
Construction	2,365	691	1,674	-
	-	-	-	-
Home equities	-	-	-	-
Direct financing leases	115	51	64	-
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$12,034	$5,712	$6,322	$692

	December 31, 2012
	($ in thousands)

	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,592	$720	$1,872	$335

Residential real estate:
Residential	509	509	-	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	6,203	3,958	2,245	471
Construction	1,663	729	934	-
				-
Home equities	320	-	320	-
Direct financing leases	164	70	94	13
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$11,451	$5,986	$5,465	$819

The following table shows the data for TDR activity for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	($ in thousands)			($ in thousands)

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial	2	$330	$330	2	$256	$256

Residential Real Estate:
Residential	1	28	28	-	-	-
Construction	-	-	-	-	-	-

Commercial Real Estate:
Commercial & Multi-Family	-	-	-	1	85	85
Construction	2	739	739	-	-	-

Home Equities	-	-	-	-	-	-
Direct financing leases	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Other	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan or lease is determined to be uncollectible, the loan or lease will be charged off.  The following table presents loans and leases which were classified as TDR’s during the previous 12 months which have defaulted during the three month periods ended March 31, 2013 and 2012:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
($ in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	-	$-	4	$1,272
Residential Real Estate:
Residential	-	-	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and Multi-Family	-	-	6	4,289
Construction	-	-	-	-
Home Equities	-	-	-	-
Direct financing leases	-	-	-	-
Consumer loans	-	-	-	-
Other	-	-	-	-

Covered Loans and the Related Allowance

On July 24, 2009, the Bank entered into a definitive purchase and assumption agreement with the FDIC under which the Bank assumed approximately $51.0 million in liabilities, consisting almost entirely of deposits, and purchased substantially all of the assets of Waterford Village Bank.  The loan portfolio acquired in the transaction totaled $42.0 million.  The loans acquired in that acquisition are referred to as “covered” loans because they are “covered” by a loss sharing agreement with the FDIC.  The agreement calls for the FDIC to reimburse the Bank for 80% of losses up to $5.6 million and 95% of losses beyond that threshold.  At acquisition, the Company marked the covered loan portfolio to its market value and the allowance for loan and lease losses related to the covered loans was zero.  Since acquisition, management has provisioned for any incremental increases in estimated credit losses due to deterioration in specific loans or increased risk factors on pools of loans.  As a result of the FDIC guarantees, the provision for loan and lease losses and the allowance for loan and lease losses at March 31, 2013 and December 31, 2012 are presented net of FDIC guarantees related to covered loans.  The following table depicts the allowance for loan and lease losses related to covered loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Covered loans	$17,444	$20,787
Incremental estimated credit losses since acquisition	885	595
FDIC guarantee	(708)	(476)
Allowance for loan and lease losses, covered loans	$177	$119

5. PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three month period ended March 31, 2013, the Company had an average of 36,617 dilutive shares.  The Company had an average of 4,674 dilutive shares for the three month period ended March 31, 2012.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share.  For the three month periods ended March 31, 2013 and 2012, there was an average of 90,071 and 203,394 shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three months ended March 31, 2013 and 2012:

	Balance at December 31, 2012	Net Change	Balance at March 31, 2013
Net unrealized loss on investment securities	$2,457	$261	$2,196
Net defined benefit pension plans adjustments	(2,356)	(37)	(2,319)
Total	$101	$224	$(123)

	Balance at December 31, 2011	Net Change	Balance at March 31, 2012
Net unrealized loss on investment securities	$2,534	$115	$2,419
Net defined benefit pension plans adjustments	(2,188)	(40)	(2,148)
Total	$346	$75	$271

	Three Months Ended, March 31,
	2013			2012
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized loss on investment securities	$(426)	$165	$(261)	$(188)	$73	$(115)
Reclassification from accumulated other
comprehensive income for (losses) gains	-	-	-	-	-	-
Net change	$(426)	$165	$(261)	$(188)	$73	$(115)

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for (losses) gains
Amortization of prior service cost (a)	17	(7)	10	22	(8)	14
Amortization of actuarial loss (a)	44	(17)	27	43	(17)	26
Net change	$61	$(24)	$37	$65	$(25)	$40

Other Comprehensive Loss	$(365)	$141	$(224)	$(123)	$48	$(75)

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013
	(in thousands)

	Banking	Insurance Agency
	Activities	Activities	Total

Net interest income (expense)	$6,854	$(28)	$6,826

Provision for loan and lease losses	450	-	450

Net interest income (expense) after
provision for loan and lease losses	6,404	(28)	6,376

Non-interest income	1,311	-	1,311

Insurance service and fees	91	1,908	1,999

Non-interest expense	5,906	1,170	7,076

Income before income taxes	1,900	710	2,610

Income tax provision	529	265	794

Net income	$1,371	$445	$1,816

	Three Months Ended March 31, 2012
	(in thousands)

	Banking	Insurance Agency
	Activities	Activities	Total

Net interest income (expense)	$6,883	$(31)	$6,852

Provision for loan and lease losses	(249)	-	(249)

Net interest income (expense) after
provision for loan and lease losses	7,132	(31)	7,101

Non-interest income	1,344	-	1,344

Insurance service and fees	-	1,945	1,945

Non-interest expense	5,668	1,241	6,909

Income before income taxes	2,808	673	3,481

Income tax provision	842	260	1,102

Net income	$1,966	$413	$2,379

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

	March 31,	December 31,
	2013	2012

	(in thousands)

Commitments to extend credit	$152,955	$135,028

Standby letters of credit	7,115	8,042

Total	$160,070	$143,070

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank has not incurred any losses on its commitments and has not recorded a reserve for its commitments during 2012 and 2013.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP.  The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered material.

The Company is subject to possible litigation proceedings in the normal course of business. As of
March 31, 2013 and December 31, 2012, there were no claims pending against the Company that management considered material.

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

The Bank contributed $95 thousand to the defined benefit pension plan in the first three months of 2013 and plans to contribute an additional $135 thousand before the end of the year.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three month periods ended March 31, 2013 and 2012:

	Three months ended March 31,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2013	2012	2013	2012

Service cost	$-	$-	$41	$45

Interest cost	48	53	31	38

Expected return on plan assets	(65)	(57)	-	-

Amortization of prior service cost	-	-	17	22

Amortization of the net loss	17	16	27	27

Net periodic cost	$-	$12	$116	$132

10.   RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  Accounting for a business combination requires that at each subsequent reporting date, an acquirer measure an indemnification asset on the same basis as the indemnified liability or asset, subject to any contractual limitations on its amount, and, for an indemnification asset that is not subsequently measured at its fair value, management’s assessment of the collectability of the indemnification asset. The objective of this ASU is to address the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). The new guidance is effective for interim and annual periods beginning after December 15, 2012.  The Company adopted this ASU effective January 1, 2013.  The Company does have an indemnification agreement with the FDIC related to its acquisition of Waterford Village Bank in July 2009.  The agreement ends for non-single family loans in July 2014 and for single family loans in July 2019.  The adoption of the ASU did not have a material impact on the Company’s financial statements.

ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, if the amount being reclassified is required to be reclassified into net income in its entirety.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This ASU is effective for reporting periods beginning after December 15, 2012.  The Company adopted this ASU effective January 1, 2013, as noted herein at Note 6 – “Other Comprehensive Income.”

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Many of these factors are beyond the Company’s control and are difficult to predict.

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

Significant accounting policies followed by the Company are presented in Note 1 – “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2012.  These policies, along with the disclosures presented in the other Notes to the Company's Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of probable losses in the Company’s loan and lease portfolio.  Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan and lease portfolio also represents the largest asset type on the Company’s Unaudited Consolidated Balance Sheets.  Note 1 to the Audited Consolidated Financial Statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, describes the methodology used to determine the allowance for loan and lease losses.

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is typically performed annually on December 31st.   No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value.  There were no triggering events in the three month period ended March 31, 2013 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Activity

Total loans and leases grew to $588.1 million at March 31, 2013, reflecting a $5.2 million or 0.9% increase from $582.9 million at December 31, 2012.  Since March 31, 2012, the loan portfolio has grown $8.4 million, or 1.4%.

Loans secured by real estate were $479.1 million at March 31, 2013, an increase of $1.0 million or 0.2% from December 31, 2012.  The Company’s commercial real estate portfolio has historically been the fastest growing part of the portfolio.  However, with rates at all-time lows, several customers have decided to pay off their loans before maturity, despite prepayment penalties, and re-finance their loans at lower rates with other institutions.  Financial institutions are generally healthier after enduring a difficult credit cycle during the recession.  In addition, banks are experiencing higher liquidity levels with loan demand relatively weak while deposit growth remains steady.  These circumstances have converged into an environment of stiff competition for loans over the past year, making loan growth difficult.  Commercial and multi-family loans decreased 0.6% from $323.8 million at December 31, 2012 to $321.8 million at March 31, 2013.

With commercial real estate loan growth slowing and investment yields at all-time lows, the Company retained more of its originated residential mortgages during the first quarter of 2013, selling fewer loans to FNMA than it has in the past.  Residential mortgages increased to $74.7 million at March 31, 2013, a $6.6 million, or 9.7% increase from $68.1 million at December 31, 2012.  Residential mortgage originations increased to $8.6 million in the three month period ended March 31, 2013, compared with $7.3 million in the three month period ended March 31, 2012.

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages.  During the three month period ended March 31, 2013, the Bank sold mortgages to FNMA totaling $0.8 million, compared with $6.2 million during the three month period ended March 31, 2012.  At March 31, 2013, the Bank had a loan servicing portfolio principal balance of $70.4 million upon which it earns servicing fees, as compared with $73.7 million at December 31, 2012.  The value of the mortgage servicing rights for that portfolio was $0.5 million at March 31, 2013 and December 31, 2012.  Residential mortgage loans held-for-sale were $0.4 million at March 31, 2013 and $0.9 million at December 31, 2012.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

The Company continues to focus on commercial and industrial (“C&I”) lending as a way to diversify its loan portfolio, which has historically experienced strong growth rates in real estate loans.  However, the Company faces the headwinds of a low growth economy and a very competitive local market.  Declining line of credit usage and loan payoffs had resulted in a decrease in C&I balances during 2012.  In 2013, line of credit usage increased such that C&I balances increased 6.0% in the first quarter of 2013, from $100.0 million at December 31, 2012 to $106.0 million at March 31, 2013.

The leasing portfolio continued to roll-off under the Company’s 2009 decision to exit the direct financing leasing business.  Direct financing leases were $0.9 million at March 31, 2013, compared with $1.6 million at December 31, 2012.

Credit Quality of Loan Portfolio

Total non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled $8.0 million, or 1.37% of total loans and leases outstanding, at March 31, 2013, compared with $8.2 million, or 1.41%, of total loans and leases outstanding at December 31, 2012.

While non-performing loans and leases were flat in the quarter, “special mention” and “substandard” commercial credits increased from $10.0 million and $5.9 million, respectively, at December 31, 2012 to $13.2 million and $7.4 million at March 31, 2013.  As noted in Note 4 to these Unaudited Financial Statements, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan and lease losses for commercial credits.  Special mention and substandard loans are weaker credits with a higher risk of loss than “pass” or “watch” credits.  While there were several upgrades and downgrades as part of the risk rating balances increasing, there were two loans driving the overall increase – a $6.5 million commercial real estate loan was downgraded to special mention and a $1.0 million commercial real estate loan was downgraded to substandard.  While management increased the allowance for loan and lease losses as a result of the increased risk inherent in the downgrades, it should be noted that the loans are not impaired and management continues to expect to collect full principal and interest as contracted.

The allowance for loan and lease losses totaled $10.2 million, or 1.73% of total loans and leases outstanding as of March 31, 2013, compared with $9.7 million or 1.67% at December 31, 2012.  The increase in the allowance over the prior year end resulted from a $0.5 million provision for loan and lease losses recorded during the first quarter of 2013, and minimal net charge-offs of less than $0.1 million during the quarter.  The provision for loan and lease losses resulted from the increase in special mention and substandard loans discussed above.  The net charge-off ratio in the first quarter of 2013 equated to 0.02% of average net loans and leases.  This compares with a 0.32% ratio in the first quarter of 2012.

The coverage ratio of the allowance for loan and lease losses to non-performing loans and leases increased from 118% at December 31, 2012 to 126% at March 31, 2013 as the allowance for loan and lease losses increased while non-performing loans and leases decreased during the first quarter of 2013.

Investing Activities

Total securities were $95.3 million at March 31, 2013, compared with $95.8 million at December 31, 2012.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, increased from $78.1 million at December 31, 2012 to $88.1 million at March 31, 2013.  Interest-bearing cash increased as deposit growth outpaced loan growth in the first quarter.  Securities and interest-bearing deposits at correspondent banks made up 23.5% of the Bank’s total average interest earning assets in the first quarter of 2013, compared with 18.4% in the first quarter of 2012.

The Company’s highest concentration in its securities portfolio is in tax-advantaged debt securities issued by state and political subdivisions with 35.7% at March 31, 2013, compared with 32.9% at December 31, 2012.  The concentration in U.S. government-sponsored agency bonds was 29.5% of the portfolio at March 31, 2013, compared with 29.6% of the portfolio at December 31, 2012.  U.S. government-sponsored mortgage-backed securities comprised 30.8% of the securities portfolio at March 31, 2013, compared with 33.7% at December 31, 2012.

The credit quality of the securities portfolio as a whole is believed to be strong as the portfolio has no individual securities in a significant unrealized loss position.  While interest rates remained near historic lows, long-term rates were slightly higher at March 31, 2013 when compared with December 31, 2012.  As a result, the net unrealized gain position of the available-for-sale investment portfolio decreased from $4.0 million at December 31, 2012 to $3.6 million at March 31, 2013.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  Available-for-sale securities with a total fair value of $90.1 million at March 31, 2013, as compared with $68.0 million at December 31, 2012, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at March 31, 2013 were $698.3 million, reflecting a $19.3 million or 2.8% increase from December 31, 2012.  The growth was driven by seasonal inflows of municipal deposits.  The growth in municipal deposits in the first quarter totaled $20.1 million and was spread across several deposit categories: demand ($2.8 million), NOW ($5.1 million), and savings ($12.2 million).  It is expected that the Company’s municipal deposits will decline through the rest of the year due to normal seasonal fluctuations.

The Company’s retail deposit growth vehicle for the last three years has been its complementary Better Checking and Better Savings products, which are included in the NOW and regular savings deposit categories, respectively, on the Company’s balance sheet.  The Better Checking product is unique in the Bank’s Western New York footprint as it pays a premium interest rate as a reward to customers who demonstrate a deep relationship with the Bank as evidenced by regular use of their debit card, use of direct deposit, and electronic statements.  However, the growth in NOW and savings deposits slowed in the first quarter as the Better Checking and Better Savings products begin to mature and the Company continued to lower rates on selected deposit products given the Company’s current excess liquidity and declining net interest margin in this extended low rate environment.

Time deposits were $110.5 million at March 31, 2013, an increase of $1.6 million, or 1.4%, from December 31, 2012.  Time deposit rates remain near historic lows, resulting in balance declines or low growth for the past three years, as customers have preferred liquid savings deposits.

Other borrowings, which typically include the Bank’s overnight line of credit and other advances with the FHLBNY, were $12.0 million at March 31, 2013 and $19.0 million at December 31, 2012 as a $7.0 million advance with FHLBNY matured and was not replaced.  The Company’s deposit growth has outpaced its loan growth this year and remains in an overall liquid position. Therefore, the Company has not needed to replace or add to its wholesale borrowings.

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

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$575,953	$7,252	5.04%	$568,863	$7,508	5.28%
Taxable securities	63,974	417	2.61%	70,928	545	3.07%
Tax-exempt securities	34,146	269	3.15%	34,411	306	3.56%
Interest bearing deposits at banks	78,426	18	0.09%	23,271	9	0.15%

Total interest-earning assets	752,499	$7,956	4.23%	697,473	$8,368	4.80%

Non interest-earning assets:

Cash and due from banks	14,376			11,470
Premises and equipment, net	11,219			10,417
Other assets	35,719			36,720

Total Assets	$813,813			$756,080

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$67,836	$113	0.67%	$55,116	$139	1.01%
Regular savings	380,783	327	0.34%	348,166	585	0.67%
Time deposits	110,209	450	1.63%	112,079	518	1.85%
Other borrowed funds	17,989	153	3.40%	22,000	181	3.29%
Junior subordinated debentures	11,330	79	2.79%	11,330	87	3.07%
Securities sold U/A to repurchase	14,374	8	0.22%	9,182	6	0.26%

Total interest-bearing liabilities	602,521	$1,130	0.75%	557,873	$1,516	1.09%

Noninterest-bearing liabilities:
Demand deposits	122,359			114,783
Other	12,856			13,418
Total liabilities	$737,736			$686,074

Stockholders' equity	76,077			70,006

Total Liabilities and Equity	$813,813			$756,080

Net interest earnings		$6,826			$6,852

Net interest margin			3.63%			3.93%

Interest rate spread			3.48%			3.71%

Net Income

Net income decreased to $1.8 million, or $0.43 per diluted share, in the first quarter of 2013, down 23.7% from net income of $2.4 million, or $0.58 per diluted share, in the first quarter of 2012.  The decline in net income reflected a $0.7 million year-over-year increase in the provision for loan and lease losses. Return on average equity was 9.55% for the first quarter of 2013 compared with 13.59% in the first quarter of 2012.

Other Results of Operations – Quarterly Comparison

Net interest income was $6.8 million for the 2013 first quarter, down 0.4% when compared with the first quarter of 2012, and down 3.9% when compared with the fourth quarter of 2012.  The performance of net interest income has been driven by slow growth in the loan portfolio and a declining net interest margin.  Average net loans and leases of $576.0 million in the first quarter of 2013 were $7.1 million, or 1.2% higher than last year’s first quarter, but $9.5 million, or 1.6% lower than the average balance in the fourth quarter of 2012.

The Company’s net interest margin decreased to 3.63% for the first quarter of 2013, down from the fourth quarter 2012 margin of 3.78% and down from 3.93% in the first quarter of 2012.  The decrease in the net interest margin is a result of the continued declining interest rate environment.  When compared with last year’s first quarter, the Company was able to only partially offset the 57 basis point decrease in yield on interest-earning assets through re-pricing its interest bearing liabilities by 34 basis points. The contribution of interest-free funds declined by 7 basis points in the first quarter of 2013 when compared with the first quarter of 2012.

The Company’s loan and investment portfolios continue to re-price into lower yields, as evidenced by a decrease in yield on interest-earning assets of 25 basis points from the fourth quarter of 2012.

The provision for loan and lease losses increased to $0.5 million in the first quarter of 2013 from a reserve release of ($0.2) million in the prior year’s first quarter.  The first quarter of 2012 benefitted from a release of $0.4 million in leasing reserves after continued improvement in the leasing portfolio’s performance, compared with less than $0.1 million in leasing reserve release in the first quarter of 2013.  The provision for loan losses (excluding leases) increased from $0.2 million in the first quarter of 2012 to $0.5 million in first quarter of 2013 due to the increase in special mention and substandard loans, as discussed in the “Credit Quality of the Loan Portfolio” section of the “Analysis of Financial Condition,” above, in this Management’s Discussion and Analysis.

Non-interest income, which represented 32.7% of total revenue in the first quarter of 2013, increased 0.7%, or $22 thousand, to $3.3 million when compared with the first quarter of 2012.  Insurance agency revenue of $2.0 million was up $54 thousand, or 2.8%, when compared with the 2012 first quarter due mostly to an increase in commercial lines revenue.  Service charges on deposits increased 10.6% to $0.5 million due to more competitive pricing and the acquisition of commercial deposit customers.  These positive variances were somewhat offset by decreases in premiums on loans sold and a lower mortgage servicing rights value due to fewer loans being sold to FNMA.

Total non-interest expense was $7.1 million in the first quarter of 2013, an increase of 2.4%, from $6.9 million in the first quarter of 2012.  The largest component of the increase was in occupancy expense and salaries and employee benefits expense.  The increase in occupancy expense of $0.1 million can be attributed to a write-off of software which is no longer going to be utilized.  The increase in salaries and benefits expense of $0.1 million, or 1.8%, reflects merit salary increases for employees.

As a result of the increase in non-interest expense and lack of growth in revenue, the efficiency ratio increased to 69.20% for the first quarter of 2013 from 67.10% for the first quarter of 2012.

Income tax expense for the quarter ended March 31, 2013, was $0.8 million, representing an effective tax rate of 30.4% compared with an effective tax rate of 31.7% in the first quarter of 2012.  The decrease in tax rate in the first quarter was primarily due to the recognition of a previously unrecognized tax benefit related to the expiration of a statute from the 2009 tax year.

CAPITAL

The Company consistently maintains regulatory capital ratios measurably above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 9.87% and 9.69% at March 31, 2013 and December 31, 2012, respectively.  Book value per share of the Company’s common stock was $18.26 at March 31, 2013, compared with $17.94 at December 31, 2012.  Tangible book value per share (a non-GAAP measure) at March 31, 2013 was $16.26, compared with $15.92 at December 31, 2012.  The increase in both book value and tangible book value per share is a result of the Company’s $1.8 million in net income.

Tangible book value per share is a non-GAAP financial measure.  [The Company calculates tangible book value per share by dividing tangible book value by the number of common shares outstanding, as compared to GAAP book value per share, which the Company calculates by dividing GAAP book value by the number of common shares outstanding.]  Management believes that this information is consistent with treatment by bank regulatory agencies, which exclude intangible assets from the calculation of risk-based capital ratios.  Accordingly, management believes that this non-GAAP financial measure provides information that is important to investors and that is useful in understanding the Company’s capital position and ratios.  Further, management believes that presentation of this measure, together with the accompanying reconciliation, provides a complete understanding of factors and trends affecting the Company’s business and allows investors to view the Company’s performance in a manner similar to management, the financial services industry, bank stock analysts and regulatory agencies.  However, this non-GAAP financial measure is supplemental and is not a substitute for an analysis based on GAAP financial measures.  Note that other companies may use different calculations for this measure, and therefore the Company’s presentation of tangible book value per share may not be comparable to similarly titled measures reported by other companies.  Investors should review the Company’s consolidated financial statements in their entirety and should not rely on any single financial measure.  A reconciliation of this non-GAAP financial measure, tangible book value per share, to the most directly comparable GAAP financial measure, book value, is set forth in the following table:

($ in thousands, except per share data)	March 31, 2013	December 31, 2012

Stockholders' equity ("book value")	$76,495	$74,828

Goodwill	(8,101)	(8,101)
Intangible assets	(266)	(329)

Tangible book value	$68,128	$66,398

Number of common shares outstanding	4,190,257	4,171,473

Tangible book value per share	$16.26	$15.92

On December 12, 2012, the Company declared an accelerated cash dividend of $0.24 per share on the Company’s outstanding common stock. The dividend was paid on December 31, 2012 to shareholders of record as of December 24, 2012.  The dividend represented an accelerated payment of the Company’s semi-annual dividend that otherwise would have been paid in April 2013.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates.  Advances of up to $139.5 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At March 31, 2013, approximately 5.0% of the Bank’s securities had contractual maturity dates of one year or less and approximately 25.3% had maturity dates of five years or less.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. At March 31, 2013, in the Company’s internal stress test, the Company had net short-term liquidity of $56.5 million as compared with $75.5 million at December 31, 2012.  Available assets of $186.5 million, divided by public and purchased funds of $130.0 million, resulted in a long-term liquidity ratio of 143% at March 31, 2013, compared with 155% at December 31, 2012.

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
	(in thousands)

	March 31, 2013	December 31, 2012
Changes in interest rates

+200 basis points	$1,279	$1,055
+100 basis points	1,755	1,588

-100 basis points	NM	NM
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of March 31, 2013 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

                          Evans Bancorp, Inc.

DATE

May 3, 2013/s/David J. Nasca______________________

David J. Nasca

President and CEO

(Principal Executive Officer)

DATE

May 3, 2013/s/Gary A. Kajtoch_____________________

Gary A. Kajtoch

Treasurer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Name	Page No.

31.1	Certification of Principal Executive Officer pursuant to	44
	Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to	45
	Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18	46
	USC Section 1350 Chapter 63 of Title 18, United States Code,
	as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18	47
	USC Section 1350 Chapter 63 of Title 18, United States Code,
	as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002.

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – March 31, 2013 and December 31, 2012; (ii) Unaudited Consolidated Statements of Income – Three months ended March 31, 2013 and 2012; (iii) Unaudited Statements of Consolidated Comprehensive Income – Three months ended March 31, 2013 and 2012; (iv) Unaudited Consolidated Statements of Stockholder’s Equity – Three months ended March 31, 2013 and 2012; (v) Unaudited Consolidated Statements of Cash Flows – Three months ended March 31, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities
Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.