Form 10-Q/A
period 2013-03-31
EVANS BANCORP INC
filed 2013-05-03
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

            Non-accelerated filer [ ] (Do not check if smaller reporting company)                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]  No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.50 par value:  4,190,257 shares as of April 23, 2013

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 (the “Original 10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. The inclusion of the Interactive Data File Exhibits was inadvertently omitted in the earlier filing due to an error in the filing software used by the Registrant.  No other changes have been made to the Original 10-Q.  This Amendment speaks as of the date of the Original 10-Q, and has not been updated to reflect events occurring subsequent to the filing of the Original 10-Q.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Name

31.1	Certification of Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18
USC Section 1350 Chapter 63 of Title 18, United States Code,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18
USC Section 1350 Chapter 63 of Title 18, United States Code,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – March 31, 2013 and December 31, 2012; (ii) Unaudited Consolidated Statements of Income – Three months ended March 31, 2013 and 2012; (iii) Unaudited Statements of Consolidated Comprehensive Income – Three months ended March 31, 2013 and 2012; (iv) Unaudited Consolidated Statements of Stockholder’s Equity – Three months ended March 31, 2013 and 2012; (v) Unaudited Consolidated Statements of Cash Flows – Three months ended March 31, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Financial Statements.**

*Filed with Original 10-Q
**Furnished, not filed, herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities
Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE	/s/David J. Nasca
May 3, 2013	David J. Nasca
President and CEO
(Principal Executive Officer)

DATE	/s/Gary A. Kajtoch
May 3, 2013	Gary A. Kajtoch
Treasurer
(Principal Financial Officer)