Form 10-Q
period 2013-06-30
EVANS BANCORP INC
filed 2013-08-02
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

x            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    June 30, 2013

¨            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No ¨

            Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes x No ¨

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

            Large accelerated filer ¨                                                                                    Accelerated filer ¨

            Non-accelerated filer ¨ (Do not check if smaller reporting company)                        Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ¨  No  x

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.50 par value:  4,198,596 shares as of July 31, 2013

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$12,757	$12,409
Interest-bearing deposits at banks	59,820	78,068
Securities:
Available for sale, at fair value (amortized cost: $91,510 at June 30, 2013;	92,800	92,063
$88,054 at December 31, 2012)
Held to maturity, at amortized cost (fair value: $3,639 at June 30, 2013;	3,706	3,744
$3,721 at December 31, 2012)
Federal Home Loan Bank common stock, at amortized cost	1,364	1,804
Federal Reserve Bank common stock, at amortized cost	1,458	1,445

Loans and leases, net of allowance for loan and lease losses of $10,259 at June 30, 2013
and $9,732 at December 31, 2012	597,520	573,163
Properties and equipment, net of depreciation of $14,831 at June 30, 2013
and $14,256 at December 31, 2012	11,379	11,368
Goodwill	8,101	8,101
Intangible assets	204	329
Bank-owned life insurance	15,575	15,333
Other assets	11,590	11,849

TOTAL ASSETS	$816,274	$809,676

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$132,820	$123,405
NOW	67,736	65,753
Regular savings	379,782	380,924
Time	112,076	108,910

Total deposits	692,414	678,992

Securities sold under agreement to repurchase	14,542	12,111
Other short term borrowings	3,000	10,000
Other liabilities	11,703	13,415
Junior subordinated debentures	11,330	11,330
Long term borrowings	6,000	9,000

Total liabilities	738,989	734,848

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized;
4,199,724 and 4,171,473 shares issued at June 30, 2013 and December 31, 2012, respectively, and 4,198,596 and 4,171,473 outstanding at June 30, 2013
and December 31, 2012, respectively	2,101	2,087
Capital surplus	42,324	42,029
Retained earnings	34,350	30,611
Accumulated other comprehensive (loss) gain, net of tax	(1,490)	101
Total stockholders' equity	77,285	74,828

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$816,274	$809,676

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(in thousands, except share and per share amounts)
	Three Months Ended June 30,
	2013	2012
INTEREST INCOME
Loans and leases	$7,277	$7,521
Interest bearing deposits at banks	45	15
Securities:
Taxable	404	457
Non-taxable	267	296
Total interest income	7,993	8,289
INTEREST EXPENSE
Deposits	810	1,146
Other borrowings	100	177
Junior subordinated debentures	81	85
Total interest expense	991	1,408
NET INTEREST INCOME	7,002	6,881
PROVISION FOR LOAN AND LEASE LOSSES	80	301
NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	6,922	6,580
NON-INTEREST INCOME
Bank charges	506	437
Insurance service and fees	1,726	1,643
Data center income	110	119
Gain on loans sold	-	75
Bank-owned life insurance	129	134
Other	743	630
Total non-interest income	3,214	3,038
NON-INTEREST EXPENSE
Salaries and employee benefits	4,225	4,229
Occupancy	738	645
Repairs and maintenance	187	177
Advertising and public relations	236	336
Professional services	480	567
Technology and communications	340	269
Amortization of intangibles	62	106
FDIC insurance	165	139
Other	824	855
Total non-interest expense	7,257	7,323
INCOME BEFORE INCOME TAXES	2,879	2,295
INCOME TAX PROVISION	956	800
NET INCOME	$1,923	$1,495

Net income per common share-basic	$0.46	$0.36
Net income per common share-diluted	$0.46	$0.36
Cash dividends per common share	$-	$-
Weighted average number of common shares outstanding	4,179,419	4,139,805
Weighted average number of diluted shares outstanding	4,219,428	4,156,868

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(in thousands, except share and per share amounts)
	Six Months Ended June 30,
	2013	2012
INTEREST INCOME
Loans and leases	$14,529	$15,029
Interest bearing deposits at banks	64	24
Securities:
Taxable	821	1,002
Non-taxable	536	603
Total interest income	15,950	16,658
INTEREST EXPENSE
Deposits	1,700	2,388
Other borrowings	260	364
Junior subordinated debentures	161	173
Total interest expense	2,121	2,925
NET INTEREST INCOME	13,829	13,733
PROVISION FOR LOAN AND LEASE LOSSES	530	52
NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	13,299	13,681
NON-INTEREST INCOME
Bank charges	988	873
Insurance service and fees	3,726	3,589
Data center income	224	244
Gain on loans sold	25	128
Bank-owned life insurance	242	252
Other	1,320	1,241
Total non-interest income	6,525	6,327
NON-INTEREST EXPENSE
Salaries and employee benefits	8,514	8,443
Occupancy	1,554	1,330
Repairs and maintenance	365	346
Advertising and public relations	360	481
Professional services	934	1,106
Technology and communications	631	517
Amortization of intangibles	125	210
FDIC insurance	303	274
Other	1,548	1,525
Total non-interest expense	14,334	14,232
INCOME BEFORE INCOME TAXES	5,490	5,776
INCOME TAX PROVISION	1,751	1,902
NET INCOME	$3,739	$3,874

Net income per common share-basic	$0.90	$0.94
Net income per common share-diluted	$0.89	$0.94
Cash dividends per common share	$-	$0.22
Weighted average number of common shares outstanding	4,176,817	4,133,230
Weighted average number of diluted shares outstanding	4,214,513	4,142,209

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(in thousands, except share and per share amounts)
	Three Months Ended June 30,
	2013	2012

NET INCOME	$1,923	$1,495

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized loss on available-for-sale securities:
Unrealized loss on available-for-sale securities	(1,405)	14
Reclassification of gain on sale of securities	-	-
	(1,405)	14

Defined benefit pension plans:
Amortization of prior service cost	11	13
Amortization of actuarial loss	27	26
Total	38	39

OTHER COMPREHENSIVE LOSS, NET OF TAX	(1,367)	53

COMPREHENSIVE INCOME	$556	$1,548

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(in thousands, except share and per share amounts)
	Six Months Ended June 30,
	2013	2012

NET INCOME	$3,739	$3,874

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized loss on available-for-sale securities:
Unrealized loss on available-for-sale securities	(1,666)	(101)
Reclassification of gain on sale of securities	-	-
	(1,666)	(101)

Defined benefit pension plans:
Amortization of prior service cost	21	27
Amortization of actuarial loss	54	52
Total	75	79

OTHER COMPREHENSIVE LOSS, NET OF TAX	(1,591)	(22)

COMPREHENSIVE INCOME	$2,148	$3,852

See Notes to Unaudited Consolidated Financial Statements

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	(Loss) Income	Total

Balance, December 31, 2011	$2,063	$41,275	$25,304	$346	$68,988

Net Income			3,874		3,874

Other comprehensive loss				(22)	(22)

Cash dividends ($0.22 per common share)			(909)		(909)

Stock options and restricted stock expense		151			151

Issued 6,680 shares under
dividend reinvestment plan	3	92			95

Issued 11,493 restricted shares	6	(6)			-

Issued 10,267 shares under Employee Stock
Purchase Plan	5	99			104

Balance, June 30, 2012	$2,077	$41,611	$28,269	$324	$72,281

Balance, December 31, 2012	$2,087	$42,029	$30,611	$101	$74,828

Net Income			3,739		3,739

Other comprehensive loss				(1,591)	(1,591)

Stock options and restricted stock expense		176			176

Issued 18,784 restricted shares	9	(9)			-

Issued 2,400 shares though stock option exercise	1	37			38

Issued 7,067 shares in ESPP	4	91			95

Balance, June 30, 2013	$2,101	$42,324	$34,350	$(1,490)	$77,285

See Notes to Unaudited Consolidated Financial Statements

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(in thousands)
	Six Months Ended
	June 30,
	2013	2012

OPERATING ACTIVITIES:
Interest received	$15,992	$16,526
Fees received	6,595	5,802
Interest paid	(2,132)	(2,968)
Cash paid to employees and vendors	(12,666)	(13,137)
Cash contributed to pension plan	(140)	(310)
Income taxes paid	(2,315)	(2,274)
Proceeds from sale of loans held for resale	776	11,268
Originations of loans held for resale	(229)	(8,575)

Net cash provided by operating activities	5,881	6,332

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(10,926)	(23,936)
Proceeds from maturities, calls, and payments	7,674	30,741
Held to maturity securities:
Purchases	(220)	(638)
Proceeds from maturities, calls, and payments	258	732
Additions to properties and equipment	(699)	(563)
Net (increase) decrease in loans	(25,854)	(18,214)

Net cash used in investing activities	(29,767)	(11,878)

FINANCING ACTIVITIES:
Repayments of borrowings	(7,569)	(2,155)
Net increase in deposits	13,422	37,718
Dividends paid	-	(909)
Issuance of common stock	133	199

Net cash provided by financing activities	5,986	34,853

Net increase (decrease) in cash and equivalents	(17,900)	29,307

CASH AND CASH EQUIVALENTS:
Beginning of period	90,477	14,678

End of period	$72,577	$43,985

 (continued)

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(in thousands)
	Six Months Ended
	June 30,
	2013	2012

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$3,739	$3,874

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,016	1,024
Deferred tax expense	116	398
Provision for loan and lease losses	530	52
Premium on loans sold	(25)	(128)
Stock options and restricted stock expense	176	151
Proceeds from sale of loans held for resale	776	11,268
Originations of loans held for resale	(229)	(8,575)
Cash contributed to pension plan	(140)	(310)
Changes in assets and liabilities affecting cash flow:
Other assets	885	(175)
Other liabilities	(963)	(1,247)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,881	$6,332

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

The accompanying consolidated financial statements are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made.  Certain reclassifications have been made to the 2012 unaudited consolidated financial statements to conform to the presentation used in 2013.  During the six-month period ended June 30, 2013, the Company revised the Consolidated Statement of Cash Flows for the six month period ended June 30, 2012 to correct a $388 thousand error within “Depreciation and Amortization” and “Changes in Other Assets Affecting Cash Flow.”  The Company has assessed the materiality of this correction and concluded, based on qualitative and quantitative considerations, that the adjustments are not material to the Consolidated Statements of Cash Flows as a whole.

The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.  The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of filing.    Refer to Note 10 – “Subsequent Events” herein the Company’s Notes to Unaudited Consolidated Financial Statements for the three and six month periods ended June 30, 2013.

2. SECURITIES

The amortized cost of securities and their approximate fair value at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$29,193	$608	$(429)	$29,372
States and political subdivisions	31,783	922	(198)	32,507
Total debt securities	$60,976	$1,530	$(627)	$61,879

Mortgage-backed securities:
FNMA	$12,422	$433	$(9)	$12,846
FHLMC	5,192	109	(50)	5,251
GNMA	6,529	106	(55)	6,580
CMO	6,391	20	(167)	6,244
Total mortgage-backed securities	$30,534	$668	$(281)	$30,921

Total securities designated as available for sale	$91,510	$2,198	$(908)	$92,800

Held to Maturity:
Debt securities
States and political subdivisions	3,706	10	(77)	3,639
Total securities designated as held to maturity	$3,706	$10	$(77)	$3,639
Total securities	$95,216	$2,208	$(985)	$96,439

	December 31, 2012
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$27,227	$1,137	$(32)	$28,332
States and political subdivisions	29,912	1,567	(10)	31,469
Total debt securities	$57,139	$2,704	$(42)	$59,801

Mortgage-backed securities:
FNMA	$15,210	$867	$-	$16,077
FHLMC	6,292	189	-	6,481
GNMA	7,750	263	-	8,013
CMO	1,663	28	-	1,691
Total mortgage-backed securities	$30,915	$1,347	$-	$32,262

Total securities designated as available for sale	$88,054	$4,051	$(42)	$92,063

Held to Maturity:
Debt securities
States and political subdivisions	3,744	23	(46)	3,721
Total securities designated as held to maturity	$3,744	$23	$(46)	$3,721
Total securities	$91,798	$4,074	$(88)	$95,784

Available for sale securities with a total fair value of $77.0 million and $68.0 million at June 30, 2013 and December 31, 2012, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY.  The Company had a total of $9.0 million and $19.0 million in borrowed funds with FHLBNY at June 30, 2013 and December 31, 2012, respectively.  The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements.  As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY.  The Bank held $1.4 million in FHLBNY stock as of June 30, 2013 and $1.8 million as of December 31, 2012 at amortized cost.  The Company regularly evaluates investments in FHLBNY for impairment, considering liquidity, operating performance, capital position, stock repurchase and dividend history.  At this time, the Company does not believe any impairment in FHLBNY stock is warranted.

The scheduled maturities of debt and mortgage-backed securities at June 30, 2013 and December 31, 2012 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	June 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$1,321	$1,331	$2,766	$2,797
Due after one year through five years	20,602	21,190	16,797	17,561
Due after five years through ten years	31,141	31,117	29,280	30,344
Due after ten years	7,912	8,241	8,296	9,099
	60,976	61,879	57,139	59,801

Mortgage-backed securities
available for sale	30,534	30,921	30,915	32,262

Total available for sale securities	$91,510	$92,800	$88,054	$92,063

Debt securities held to maturity:

Due in one year or less	$2,244	$2,235	$2,241	$2,228
Due after one year through five years	312	315	317	322
Due after five years through ten years	886	832	516	490
Due after ten years	264	257	670	681
	3,706	3,639	3,744	3,721

Total held to maturity securities	$3,706	$3,639	$3,744	$3,721

Information regarding unrealized losses within the Company’s available for sale securities at June 30, 2013 and December 31, 2012, is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	June 30, 2013

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$8,572	$(429)	$-	$-	$8,572	$(429)
States and political subdivisions	8,473	(193)	102	(5)	8,575	(198)
Total debt securities	$17,045	$(622)	$102	$(5)	$17,147	$(627)

Mortgage-backed securities:
FNMA	$4,604	$(9)	$-	$-	$4,604	$(9)
FHLMC	1,892	(50)	-	-	1,892	(50)
GNMA	1,541	(55)	-	-	1,541	(55)
CMO'S	4,824	(167)	-	-	4,824	(167)
Total mortgage-backed securities	$12,861	$(281)	$-	$-	$12,861	$(281)

Held To Maturity:
Debt securities:
States and political subdivisions	$2,928	$(77)	$-	$-	$2,928	$(77)

Total temporarily impaired
securities	$32,834	$(980)	$102	$(5)	$32,936	$(985)

	December 31, 2012

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$3,968	$(32)	$-	$-	$3,968	$(32)
States and political subdivisions	1,192	(10)	-	-	1,192	(10)
Total debt securities	$5,160	$(42)	$-	$-	$5,160	$(42)

Mortgage-backed securities:
FNMA	$34	$-	$-	$-	$34	$-
FHLMC	-	-	-	-	-	-
GNMA	-	-	-	-	-	-
CMO'S	-	-	-	-	-	-
Total mortgage-backed securities	$34	$-	$-	$-	$34	$-

Held To Maturity:
Debt securities:
States and political subdivisions	$2,660	$(46)	$-	$-	$2,660	$(46)

Total temporarily impaired
securities	$7,854	$(88)	$-	$-	$7,854	$(88)

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase.  The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities.  Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase.  The Company did not own any out-of-state municipal bonds at June 30, 2013 or December 31, 2012.  Bonds rated below A are reviewed periodically to ensure their continued credit worthiness.  While purchase of non-rated municipal securities is permitted under the Company’s investment policy, such purchases are limited to bonds issued by municipalities in the Company’s general market area.  Those municipalities are typically customers of the Bank whose financial situation is familiar to management.  The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

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

Management has assessed the securities available for sale in an unrealized loss position at June 30, 2013 and December 31, 2012 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company had not recorded any other-than-temporary impairment (“OTTI”) charges as of June 30, 2013 and did not record any OTTI charges during 2012.  The gross unrealized losses in the Company’s securities portfolio were at an immaterial level during each of those periods, amounting to less than 1.0% of the total fair value of the securities portfolio at June 30, 2013 and December 31, 2012.  Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2013
Securities available-for-sale:
U.S. government agencies	$-	$29,372	$-	$29,372
States and political subdivisions	-	32,507	-	32,507
Mortgage-backed securities	-	30,921	-	30,921
Mortgage servicing rights	-	-	503	503

December 31, 2012
Securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$-	$28,332	$-	$28,332
States and political subdivisions	-	31,469	-	31,469
Mortgage-backed securities	-	32,262	-	32,262
Mortgage servicing rights	-	-	467	467

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis, the Company reviews changes in the market value of its security portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis, the Company has its entire security portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to the service provider regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than the initial evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in the first and second quarters of 2013 or during fiscal year 2012.

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three and six month periods ended June 30, 2013 and 2012, respectively:

	Three months ended June 30, (in thousands)
	2013	2012
Beginning balance, Mar 31	$455	$454
Gain (loss) included in earnings	48	(47)
Additions from loan sales	-	41
Ending balance, June 30	$503	$448

	Six months ended June 30, (in thousands)
	2013	2012
Beginning balance, Dec 31	$467	$407
Gain (loss) included in earnings	28	(54)
Additions from loan sales	8	95
Ending balance, June 30	$503	$448

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	6/30/2013	6/30/2012
Servicing fees	0.25%	0.25%
Discount rate	10.05%	10.08%
Prepayment rate (CPR)	11.12%	15.82%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2013
Impaired loans	$-	-	18,239	$18,239

December 31, 2012
Impaired loans	$-	-	12,303	$12,303

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $19.4 million, with a valuation allowance of $1.2 million, at June 30, 2013, compared to a gross value for impaired loans of $13.6 million, with a valuation allowance of $1.3 million, at December 31, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2013 and December 31, 2012, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$72,577	$72,577	$90,477	$90,477
Level 2:
Available for sale securities	92,800	92,800	92,063	92,063
FHLB and FRB stock	2,822	2,822	3,249	3,249
Level 3:
Held to maturity securities	3,706	3,639	3,744	3,721
Loans and leases, net	597,520	631,017	573,163	607,916
Mortgage servicing rights	503	503	467	467
Financial liabilities:
Level 1:
Demand deposits	$132,820	$132,820	$123,405	$123,405
NOW deposits	67,736	67,736	65,753	65,753
Regular savings deposits	379,782	379,782	380,924	380,924
Junior subordinated debentures	11,330	11,330	11,330	11,330
Commitments to extend credit	151	151	49	49
Securities sold under agreement to
repurchase	14,542	14,542	12,111	12,111
Level 2:
Other borrowed funds	9,000	9,299	19,000	19,503
Level 3:
Time deposits	112,076	114,630	108,910	111,883

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

Commitments to extend credit and standby letters of credit.  As described in Note 8 - “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at June 30, 2013 and December 31, 2012.  Such financial instruments consist of commitments to extend permanent financing and letters of credit.  If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company.  If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee.  The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities.  The carrying value approximates the fair value.

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

4. LOANS, LEASES, AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

Loan and Lease Portfolio Composition

The following table presents selected information on the composition of the Company’s loan and lease portfolio as of the dates indicated:

	June 30, 2013	December 31, 2012
Mortgage loans on real estate:	(in thousands)
Residential Mortgages	$80,303	$68,135
Commercial and multi-family	327,908	323,777
Construction-Residential	732	811
Construction-Commercial	26,529	28,941
Home equities	55,891	56,366
Total real estate loans	491,363	478,030

Direct financing leases	337	1,612
Commercial and industrial loans	112,263	99,951
Consumer loans	1,047	1,294
Other	1,930	1,342
Net deferred loan origination costs	839	666
Total gross loans	607,779	582,895

Allowance for loan losses	(10,259)	(9,732)

Loans, net	$597,520	$573,163

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages.  During the three and six month periods ended June 30, 2013, the Bank sold mortgages to FNMA totaling $0.8 million, respectively, as compared with $4.9 million and $11.1 million sold during the three and six month periods ended June 30, 2012.  At June 30, 2013, the Bank had a loan servicing portfolio principal balance of $68.0 million upon which it earns servicing fees, as compared with $73.7 million at December 31, 2012.  The value of the mortgage servicing rights for that portfolio was $0.5 million at June 30, 2013 and December 31, 2012.  Residential mortgage loans held-for-sale were $0.4 million at June 30, 2013, compared with $0.9 million at December 31, 2012.  The Company had no commercial loans held-for-sale at June 30, 2013 and at December 31, 2012.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.  Disclosures related to the basis for accounting for loans and leases, the method for recognizing interest income on loans and leases, the policy for placing loans and leases on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan and lease losses, the policy for charging off loans and leases, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the Company’s year ended December 31, 2012.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2012 are consistent with those utilized by the Company in the six months ended June 30, 2013.

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

There were no changes in the Company’s allowance for loan and lease loss methodology in the six month period ended June 30, 2013.

The following tables provide data, at the class level, of credit quality indicators of certain loans and leases for the dates specified:

June 30, 2013
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$23,568	$291,963	$315,531	$88,949
4	1,279	19,622	20,901	16,163
5	934	2,424	3,358	4,393
6	748	10,287	11,035	2,676
7	-	3,612	3,612	82
Total	$26,529	$327,908	$354,437	$112,263

December 31, 2012
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$24,461	$273,843	$298,304	$77,095
4	2,023	40,346	42,369	14,681
5	1,728	3,081	4,809	5,229
6	729	2,911	3,640	2,308
7	-	3,596	3,596	638
Total	$28,941	$323,777	$352,718	$99,951

Past Due Loans and Leases

The following tables provide an analysis of the age of the recorded investment in loans and leases that are past due as of the dates indicated:

June 30, 2013
(in thousands)
								Non-accruing
				Total Past	Current	Total	90+ Days	Loans and
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Leases

Commercial and
industrial	$641	$40	$270	$951	$111,312	$112,263	$28	$834
Residential real estate:
Residential	90	238	347	675	79,628	80,303	23	1,347
Construction	-	-	-	-	732	732	-	-

Commercial real estate:
Commercial	-	6,731	1,218	7,949	319,959	327,908	-	10,591
Construction	-	-	-	-	26,529	26,529	-	-
Home equities	93	42	479	614	55,277	55,891	19	502
Direct financing leases	10	-	96	106	231	337	-	101
Consumer	3	6	-	9	1,038	1,047	-	11
Other	-	-	-	-	1,930	1,930	-	-
Total Loans	$837	$7,057	$2,410	$10,304	$596,636	$606,940	$70	$13,386

NOTE: Loan and lease balances do not include $839 thousand in net deferred loan and lease origination costs as of June 30, 2013.

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

NOTE: Loan and lease balances do not include $666 thousand in net deferred loan and lease origination costs as of December 31, 2012.

Allowance for loan and lease losses

The following tables present the activity in the allowance for loan and lease losses according to portfolio segment, for the six month periods ended June 30, 2013 and 2012:

June 30, 2013

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$3,617	$4,493	$18	$662	$746	$47	$149	$9,732
Charge-offs	(10)	(13)	(17)	(6)	(92)	-	-	(138)
Recoveries	123	5	1	-	6	-	-	135
Provision	(17)	425	13	46	110	(47)	-	530
Ending balance	$3,713	$4,910	$15	$702	$770	$-	$149	$10,259

Allowance for loan
and lease losses:
Ending balance:
Individually evaluated
for impairment	$332	$472	$2	$5	$7	$-	$-	$818
Collectively evaluated
for impairment	3,381	4,438	13	697	763	-	149	9,441
Total	$3,713	$4,910	$15	$702	$770	$-	$149	$10,259

Loans and leases:
Ending balance:
Individually evaluated
for impairment	$969	$13,559	$11	$1,375	$502	$80	$-	$16,496
Collectively evaluated
for impairment	111,294	340,878	2,966	79,660	55,389	257	-	590,444
Total	$112,263	$354,437	$2,977	$81,035	$55,891	$337	$-	$606,940

* Includes construction loans

** Includes other loans

NOTE: Loan and lease balances do not include $839 thousand in net deferred loan and lease origination costs as of June 30, 2013.

June 30, 2012

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$4,085	$4,670	$36	$793	$768	$994	$149	$11,495
Charge-offs	(424)	(546)	(10)	-	(13)	-	-	(993)
Recoveries	70	15	13	-	6	-	-	104
Provision	485	238	9	(95)	42	(627)	-	52
Ending balance	$4,216	$4,377	$48	$698	$803	$367	$149	$10,658

Allowance for loan
and lease losses:
Ending balance:
Individually evaluated
for impairment	$851	$252	$16	$-	$102	$95	$-	$1,316
Collectively evaluated
for impairment	3,365	4,125	32	698	701	272	149	9,342
Total	$4,216	$4,377	$48	$698	$803	$367	$149	$10,658

Loans and leases:
Ending balance:
Individually evaluated
for impairment	$1,916	$6,860	$36	$985	$1,234	$331	$-	$11,362
Collectively evaluated
for impairment	105,891	348,403	3,788	70,882	54,211	3,024	-	586,199
Loans acquired with
deteriorated credit quality	-	-	30	-	-	-	-	30
Total	$107,807	$355,263	$3,854	$71,867	$55,445	$3,355	$-	$597,591

* Includes construction loans

** Includes other loans

NOTE: Loan and lease balances do not include $332 thousand in net deferred loan and lease origination costs as of June 30, 2012.

The following tables present the activity in the allowance for loan and lease losses according to portfolio segment, for the three month periods ended June 30, 2013 and 2012:

June 30, 2013

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages	Consumer	Residential Mortgages	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan and
lease losses:
Beginning balance	$3,755	$4,747	$15	$748	$740	$-	$149	$10,154
Charge-offs	-	-	(8)	-	(1)	-	-	(9)
Recoveries	26	4	3	-	1	-	-	34
Provision	(68)	159	5	(46)	30	-	-	80
Ending balance	$3,713	$4,910	$15	$702	$770	$-	$149	$10,259

June 30, 2012

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages	Consumer	Residential Mortgages	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan and
lease losses:
Beginning balance	$3,946	$4,565	$43	$719	$785	$583	$149	$10,790
Charge-offs	(15)	(487)	(7)	-	-	-	-	(509)
Recoveries	52	15	9	-	-	-	-	76
Provision	233	284	3	(21)	18	(216)	-	301
Ending balance	$4,216	$4,377	$48	$698	$803	$367	$149	$10,658

Impaired Loans and Leases

The following tables provide data, at the class level, of impaired loans and leases as of the dates indicated:

	At June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$232	$334	$-	$445	$5	$4

Residential real estate:
Residential	1,071	1,241	-	1,111	48	1
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	9,517	9,680	-	9,741	95	184
Construction	748	748	-	744	-	14

Home equities	466	499	-	476	12	1

Direct financing leases	-	-	-	-	-	-

Consumer	-	-	-	-	-	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$12,034	$12,502	$-	$12,517	$160	$204

	At June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,727	$2,794	$618	$3,415	$23	$43

Residential real estate:
Residential	304	318	5	304	11	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	3,293	3,555	472	3,427	35	21
Construction	934	934	49	934	-	16

Home equities	36	36	7	36	1	-

Direct financing leases	80	80	27	89	4	-

Consumer	11	43	2	31	2	1

Other	-	-	-	-	-	-

Total impaired loans and leases	$7,385	$7,760	$1,180	$8,236	$76	$81

	At June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,959	$3,128	$618	$3,860	$28	$47
	-	-	-	-	-	-
Residential real estate:
Residential	1,375	1,559	5	1,415	59	1
Construction	-	-	-	-	-	-
	-	-	-	-	-	-
Commercial real estate:
Commercial	12,810	13,235	472	13,168	130	205
Construction	1,682	1,682	49	1,678	-	30
	-	-	-	-	-	-
Home equities	502	535	7	512	13	1
	-	-	-	-	-	-
Direct financing leases	80	80	27	89	4	-
	-	-	-	-	-	-
Consumer	11	43	2	31	2	1
	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total impaired loans and leases	$19,419	$20,262	$1,180	$20,753	$236	$285

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$277	$289	$-	$392	$10	$6

Residential real estate:
Residential	1,437	1,558	-	1,444	56	12
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	3,313	3,555	-	3,711	174	94
Construction	729	814	-	778	26	-

Home equities	938	973	-	856	26	14

Direct financing leases	-	-	-	-	-	-

Consumer	-	-	-	-	-	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$6,694	$7,189	$-	$7,181	$292	$126

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,509	$2,662	$747	$2,938	$49	$107

Residential real estate:
Residential	6	6	-	6	-	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	3,241	3,425	471	3,267	172	3
Construction	934	934	49	934	-	30

Home equities	-	-	-	-	-	-

Direct financing leases	164	178	13	266	14	-

Consumer	44	121	9	60	9	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$6,898	$7,326	$1,289	$7,471	$244	$140

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,786	$2,951	$747	$3,330	$59	$113
	-	-	-	-	-	-
Residential real estate:
Residential	1,443	1,564	-	1,450	56	12
Construction	-	-	-	-	-	-
	-	-	-	-	-	-
Commercial real estate:
Commercial	6,554	6,980	471	6,978	346	97
Construction	1,663	1,748	49	1,712	26	30
	-	-	-	-	-	-
Home equities	938	973	-	856	26	14
	-	-	-	-	-	-
Direct financing leases	164	178	13	266	14	-
	-	-	-	-	-	-
Consumer	44	121	9	60	9	-
	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total impaired loans and leases	$13,592	$14,515	$1,289	$14,652	$536	$266

The Company had five commercial loans identified as impaired with an unpaid principal balance of $2.9 million as of June 30, 2013, and two commercial loans identified as impaired with an unpaid principal balance of $2.6 as of December 31, 2012, with respect to which it was unable to perform an appropriate impairment calculation due to the lack of reliable financial information from the borrower.  The reserve on these loans was $0.3 million at June 30, 2013 and December 31, 2012, as determined according to the credit risk rating per the Company’s allowance for loan and lease losses methodology, as described in Note 1 – “Organization and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Non-performing loans and leases

The following table sets forth information regarding non-performing loans and leases as of the dates specified:

	June 30, 2013	December 31, 2012
	(in thousands)
Non-accruing loans and leases:

Commercial and industrial loans	$834	$914

Residential real estate:
Residential	1,347	1,443
Construction	-	-

Commercial real estate:
Commercial and multi-family	10,591	4,309
Construction	-	729

Home equities	502	618

Direct financing leases	101	171

Consumer loans	11	44

Other	-	-
Total non-accruing loans and leases	$13,386	$8,228

Accruing loans 90+ days past due	70	-
Total non-performing loans and leases	$13,456	$8,228

Total non-performing loans and leases
to total assets	1.65%	1.02%
Total non-performing loans and leases
to total loans and leases	2.21%	1.41%

Troubled debt restructurings

The Company had $11.8 million in loans and leases that were restructured in a troubled debt restructuring (“TDR”) at June 30, 2013, compared with $11.5 million at December 31, 2012.  $5.7 million and $6.0 million of those balances were in non-accrual status at June 30, 2013 and December 31, 2012, respectively.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months.  Those loans and leases that are in accruing status have shown evidence of performance for at least six months as of June 30, 2013 and December 31, 2012.  One residential mortgage for $0.4 million was made under a government assistance program in 2012.  Two commercial loans with a combined balance of $0.3 million restructured in 2013, in addition to three loans restructured prior to 2013 with a combined balance of $0.3 million, are covered under the Bank’s loss-sharing arrangement with the FDIC. For additional details on this agreement, see discussion under “Covered Loans and the Related Allowance” below.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans and leases where borrowers were experiencing financial difficulty.  The Company did not engage in any re-modifications during the three or six month periods ended June 30, 2013 and 2012.  Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the three or six month periods ended June 30, 2013 and 2012.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of June 30, 2013, there were no commitments to lend additional funds to debtors owing loans or leases whose terms have been modified in TDRs.  The Company’s TDRs involve interest only payments and lengthening of terms as concessions to try to maximize the collectability of the loans.

The following tables summarize the loans and leases that were classified as troubled debt restructurings as of the dates indicated:

	June 30, 2013
	($ in thousands)

	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,806	$681	$2,125	$298

Residential real estate:
Residential	1,051	1,023	28	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	6,136	3,917	2,219	435
Construction	1,682	-	1,682	-
	-	-	-	-
Home equities	-	-	-	-
Direct financing leases	80	41	39	27
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$11,755	$5,662	$6,093	$760

	December 31, 2012
	($ in thousands)

	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,592	$720	$1,872	$335

Residential real estate:
Residential	509	509	-	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	6,203	3,958	2,245	471
Construction	1,663	729	934	-
				-
Home equities	320	-	320	-
Direct financing leases	164	70	94	13
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$11,451	$5,986	$5,465	$819

The following table shows the data for TDR activity for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	($ in thousands)			($ in thousands)

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial	6	$611	$611	-	$-	$-

Residential Real Estate:
Residential	3	555	555	1	44	44
Construction	-	-	-	-	-	-

Commercial Real Estate:
Commercial & Multi-Family	-	-	-	1	637	637
Construction	-	-	-	-	-	-

Home Equities	-	-	-	-	-	-
Direct financing leases	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Other	-	-	-	-	-	-

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	($ in thousands)			($ in thousands)

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial	8	$941	$941	2	$256	$256

Residential Real Estate:
Residential	4	583	583	1	44	44
Construction	-	-	-	-	-	-

Commercial Real Estate:
Commercial & Multi-Family	-	-	-	2	722	722
Construction	2	739	739	-	-	-

Home Equities	-	-	-	-	-	-
Direct financing leases	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Other	-	-	-	-	-	-

The Company’s TDRs have various agreements that involve reduced principal payments or interest-only payments for a period (usually 12 months or less) to allow the customer time to improve cash flow or sell the property.  The most common type of concession leading to the designation of a TDR are lines of credit that are termed out and extensions of maturities both at rates that are less than market given the risk profile of the borrower.  During the three and six month periods ended June 30, 2013, the Company had $0.6 million and $1.7 million in commercial TDRs, respectively, and $0.5 million and $0.6 million residential TDRs, respectively, categorized under this designation.  During the three and six month periods ended June 30, 2012, the Company had termed out and extended the maturity at rates less than market for $0.6 million and $1.0 million in commercial TDRs, respectively.  During the three and six months ended June 30, 2012, one residential mortgage of $44 thousand was modified under the same type of concession.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan or lease is determined to be uncollectible, the loan or lease will be charged off.  The following table presents loans and leases which were classified as TDRs during the previous 12 months which defaulted during the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
($ in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	6	$211	-	$-
Residential Real Estate:
Residential	-	-	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and Multi-Family	1	172	-	-
Construction	-	-	-	-
Home Equities	-	-	-	-
Direct financing leases	-	-	-	-
Consumer loans	-	-	-	-
Other	-	-	-	-

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
($ in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	6	$211	4	$1,272
Residential Real Estate:
Residential	-	-	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and Multi-Family	1	172	6	4,289
Construction	-	-	-	-
Home Equities	-	-	-	-
Direct financing leases	-	-	-	-
Consumer loans	-	-	-	-
Other	-	-	-	-

Covered Loans and the Related Allowance

On July 24, 2009, the Bank entered into a definitive purchase and assumption agreement with the FDIC under which the Bank assumed approximately $51.0 million in liabilities, consisting almost entirely of deposits, and purchased substantially all of the assets of Waterford Village Bank.  The loan portfolio acquired in the transaction totaled $42.0 million.  The loans acquired in that acquisition are referred to as “covered” loans because they are “covered” by a loss sharing agreement with the FDIC.  The agreement calls for the FDIC to reimburse the Bank for 80% of losses up to $5.6 million and 95% of losses beyond that threshold.  At acquisition, the Company marked the covered loan portfolio to its market value and the allowance for loan and lease losses related to the covered loans was zero.  Since acquisition, management has provisioned for any incremental increases in estimated credit losses due to deterioration in specific loans or increased risk factors on pools of loans.  As a result of the FDIC guarantees, the provision for loan and lease losses and the allowance for loan and lease losses at June 30, 2013 and December 31, 2012 are presented net of FDIC guarantees related to covered loans.  The following table depicts the allowance for loan and lease losses related to covered loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Covered loans	$16,569	$20,787
Incremental estimated credit losses since acquisition	811	595
FDIC guarantee	(649)	(476)
Allowance for loan and lease losses, covered loans	$162	$119

On July 1, 2013, the FDIC loss sharing agreement governing the Company’s “covered” loan portfolio was terminated.  Refer to Note 10 – “Subsequent Events” herein the Company’s Notes to Unaudited Consolidated Financial Statements for the three and six month periods ended June 30, 2013 for additional information on the termination agreement.

5. PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three and six month periods ended June 30, 2013, the Company had an average of 40,009 and 37,696 dilutive shares, respectively.  The Company had an average of 17,063 and 8,979 dilutive shares for the three and six month periods ended June 30, 2012, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share.  For the three and six month periods ended June 30, 2013, there was an average of 45,951 and 84,466 shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.  There were 162,414 and 167,994 potentially anti-dilutive shares for the three and six month periods ended June 30, 2012, respectively.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and six month periods ended June 30, 2013 and 2012:

	Balance at March 31, 2013	Net Change	Balance at June 30, 2013
	(in thousands)
Net unrealized loss on investment securities	$2,196	$1,405	$791
Net defined benefit pension plans adjustments	(2,319)	(38)	(2,281)
Total	$(123)	$1,367	$(1,490)

	Balance at March 31, 2012	Net Change	Balance at June 30, 2012
	(in thousands)
Net unrealized loss on investment securities	$2,419	$(14)	$2,433
Net defined benefit pension plans adjustments	(2,148)	(39)	(2,109)
Total	$271	$(53)	$324

	Balance at December 31, 2012	Net Change	Balance at June 30, 2013
	(in thousands)
Net unrealized loss on investment securities	$2,457	$1,666	$791
Net defined benefit pension plans adjustments	(2,356)	(75)	(2,281)
Total	$101	$1,591	$(1,490)

	Balance at December 31, 2011	Net Change	Balance at June 30, 2012
	(in thousands)
Net unrealized loss on investment securities	$2,534	$101	$2,433
Net defined benefit pension plans adjustments	(2,188)	(79)	(2,109)
Total	$346	$22	$324

	Three Months Ended, June 30, (in thousands)
	2013			2012
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized loss on investment securities	$(2,292)	$887	$(1,405)	$23	$(9)	$14
Reclassification from accumulated other
comprehensive income for (losses) gains	-	-	-	-	-	-
Net change	$(2,292)	$887	$(1,405)	$23	$(9)	$14

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for (losses) gains
Amortization of prior service cost (a)	18	(7)	11	22	(9)	13
Amortization of actuarial loss (a)	44	(17)	27	43	(17)	26
Net change	$62	$(24)	$38	$65	$(26)	$39

Other Comprehensive Loss	$(2,230)	$863	$(1,367)	$88	$(35)	$53

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

	Six Months Ended, June 30, (in thousands)
	2013			2012
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized loss on investment securities	$(2,719)	$1,053	$(1,666)	$(165)	$64	$(101)
Reclassification from accumulated other
comprehensive income for (losses) gains	-	-	-	-	-	-
Net change	$(2,719)	$1,053	$(1,666)	$(165)	$64	$(101)

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for (losses) gains
Amortization of prior service cost (a)	35	(14)	21	44	(17)	27
Amortization of actuarial loss (a)	88	(34)	54	86	(34)	52
Net change	$123	$(48)	$75	$130	$(51)	$79

Other Comprehensive Loss	$(2,596)	$1,005	$(1,591)	$(35)	$13	$(22)

Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013
	(in thousands)

	Banking	Insurance Agency
	Activities	Activities	Total

Net interest income (expense)	$7,032	$(30)	$7,002

Provision for loan and lease losses	80	-	80

Net interest income (expense) after
provision for loan and lease losses	6,952	(30)	6,922

Non-interest income	1,488	-	1,488

Insurance service and fees	141	1,585	1,726

Non-interest expense	6,151	1,106	7,257

Income before income taxes	2,430	449	2,879

Income tax provision	784	172	956

Net income	$1,646	$277	$1,923

	Three Months Ended June 30, 2012
	(in thousands)

	Banking	Insurance Agency
	Activities	Activities	Total

Net interest income (expense)	$6,912	$(31)	$6,881

Provision for loan and lease losses	301	-	301

Net interest income (expense) after
provision for loan and lease losses	6,611	(31)	6,580

Non-interest income	1,395	-	1,395

Insurance service and fees	-	1,643	1,643

Non-interest expense	6,060	1,263	7,323

Income before income taxes	1,946	349	2,295

Income tax provision	661	139	800

Net income	$1,285	$210	$1,495

	Six Months Ended June 30, 2013
	(in thousands)

	Banking	Insurance Agency
	Activities	Activities	Total

Net interest income (expense)	$13,887	$(58)	$13,829

Provision for loan and lease losses	530	-	530

Net interest income (expense) after
provision for loan and lease losses	13,357	(58)	13,299

Non-interest income	2,799	-	2,799

Insurance service and fees	233	3,493	3,726

Non-interest expense	12,058	2,276	14,334

Income before income taxes	4,331	1,159	5,490

Income tax provision	1,314	437	1,751

Net income	$3,017	$722	$3,739

	Six Months Ended June 30, 2012
	(in thousands)

	Banking	Insurance Agency
	Activities	Activities	Total

Net interest income (expense)	$13,795	$(62)	$13,733

Provision for loan and lease losses	52	-	52

Net interest income (expense) after
provision for loan and lease losses	13,743	(62)	13,681

Non-interest income	2,738	-	2,738

Insurance service and fees	-	3,589	3,589

Non-interest expense	11,727	2,505	14,232

Income before income taxes	4,754	1,022	5,776

Income tax provision	1,503	399	1,902

Net income	$3,251	$623	$3,874

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

	June 30,	December 31,
	2013	2012

	(in thousands)

Commitments to extend credit	$178,034	$135,028

Standby letters of credit	2,016	8,042

Total	$180,050	$143,070

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank has not incurred any losses on its commitments and did not record a reserve for its commitments during the first six months of 2012 or during 2013.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP.  The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered material.

The Company is subject to possible litigation proceedings in the normal course of business. As of June 30, 2013 and December 31, 2012, there were no claims pending against the Company that management considered material.

9. NET PERIODIC BENEFIT COSTS

On January 31, 2008, the Bank froze its defined benefit pension plan.  The plan covered substantially all Company employees.  The plan provides benefits that are based on the employees’ compensation and years of service.  Under the freeze, eligible employees will receive, at retirement, the benefits already earned through January 31, 2008, but have not accrued any additional benefits since then.  As a result, service cost is no longer incurred.

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

The Bank contributed $140 thousand to the defined benefit pension plan in the first six months of 2013 and plans to contribute an additional $90 thousand before the end of the year.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and six month periods ended June 30, 2013 and 2012:

	Three months ended June 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2013	2012	2013	2012

Service cost	$-	$-	$41	$45

Interest cost	48	53	31	38

Expected return on plan assets	(65)	(57)	-	-

Amortization of prior service cost	-	-	18	22

Amortization of the net loss	16	16	28	27

Net periodic cost	$(1)	$12	$118	$132

	Six months ended June 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2013	2012	2013	2012

Service cost	$-	$-	$82	$90

Interest cost	96	106	62	76

Expected return on plan assets	(130)	(114)	-	-

Amortization of prior service cost	-	-	35	44

Amortization of the net loss	33	32	55	54

Net periodic cost	$(1)	$24	$234	$264

10. SUBSEQUENT EVENTS

On July 1, 2013, the Bank entered into an agreement to terminate the loss sharing agreement with the FDIC.  The termination agreement eliminates FDIC guarantees on the covered loan portfolio, resulting in recognition of the FDIC guaranteed portion of allowance allocated for covered loan losses.  On July 5, 2013, the Bank received $1.1 million from the FDIC in consideration for termination of the loss sharing agreement.  The allowance for loan and lease losses attributed to covered loans, which was reflected net of the FDIC guarantee, will be recognized in future quarters at 100% of estimated losses, in accordance with the Bank’s allowance for loan and lease loss methodology for non-covered loans.  The third quarter and subsequent period provision for loan and lease losses will be determined and recognized on a gross basis.

As a result of the loss share termination, the Bank has written off the $0.3 million indemnification asset, resulting in a gross gain of $0.7 million, offset by a $0.6 million increase in provision for the third quarter.

11.   RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  Accounting for a business combination requires that at each subsequent reporting date, an acquirer measure an indemnification asset on the same basis as the indemnified liability or asset, subject to any contractual limitations on its amount, and, for an indemnification asset that is not subsequently measured at its fair value, management’s assessment of the collectability of the indemnification asset. The objective of this ASU is to address the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). The new guidance is effective for interim and annual periods beginning after December 15, 2012.  The Company adopted this ASU effective January 1, 2013.  The Company was party to an indemnification agreement with the FDIC related to the Company’s acquisition of Waterford Village Bank in July 2009, however, this agreement was terminated effective July 1, 2013, as noted herein at Note 10 – “Subsequent Events.”  The adoption of this ASU did not have a material impact on the Company’s financial statements.

ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, if the amount being reclassified is required to be reclassified into net income in its entirety.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This ASU is effective for reporting periods beginning after December 15, 2012.  The Company adopted this ASU effective January 1, 2013, as reflected herein at Note 6 – “Other Comprehensive Income.”

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

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is typically performed annually on December 31st.   No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value.  There were no triggering events in the six month period ended June 30, 2013 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Activity

Total loans and leases grew to $607.8 million at June 30, 2013, demonstrating a $19.7 million, or 3.3%, increase from total loans and leases of $588.1 million at March 31, 2013, and a $24.9 million, or 4.3%, increase from $582.9 million at December 31, 2012.

Loans secured by real estate were $491.4 million at June 30, 2013, a $12.3 million or 2.6% increase from March 31, 2013, and a $13.4 million or 2.8% increase from December 31, 2012.  The Company’s commercial real estate portfolio has historically been the fastest growing part of the portfolio.  However, with rates at all-time lows during the first five months of 2013, several customers decided to pay off their loans before maturity, despite prepayment penalties, and re-finance their loans at lower rates with other institutions.  In the second quarter of 2013, commercial and multi-family loans increased $6.1 million, or 1.9%, and $4.1 million, or 1.3%, since March 31, 2013 and December 31, 2012, respectively.

The Company continued to retain more of its originated residential mortgages during the second quarter of 2013, selling fewer loans to FNMA than it has in the past.  Residential mortgages increased to $80.3 million at June 30, 2013, reflecting a $5.6 million, or 7.5%, increase from March 31, 2013, and a $12.2 million, or 17.9%, increase from $68.1 million at December 31, 2012.  Residential mortgage originations increased to $9.7 million and $18.2 million in the three and six month periods ended June 30, 2013, respectively, compared with $7.1 million and $14.4 million in the three and six month periods ended June 30, 2012, respectively.

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages.  During the three and six month periods ended June 30, 2013, the Bank sold mortgages to FNMA totaling $0.8 million, as compared with $4.9 million and $11.1 million sold during the three and six month periods ended June 30, 2012.  At June 30, 2013, the Bank had a loan servicing portfolio principal balance of $68.0 million upon which it earns servicing fees, as compared with $73.7 million at December 31, 2012.  The value of the mortgage servicing rights for that portfolio was $0.5 million at June 30, 2013 and December 31, 2012.  Residential mortgage loans held-for-sale were $0.4 million at June 30, 2013, compared with $0.9 million at December 31, 2012.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

The Company continues to focus on commercial and industrial (“C&I”) lending as a way to diversify its loan portfolio, which has historically experienced strong growth rates in real estate loans.  However, the Company faces the headwinds of a low growth economy and a very competitive local market.  Declining line of credit usage and loan payoffs had resulted in a decrease in C&I balances during 2012.  In the second quarter of 2013, line of credit usage increased such that C&I balances increased $6.3 million or 5.9% from $106.0 million at March 31, 2013 to $112.3 million at June 30, 2013.  During the first six months of 2013, C&I loans increased $12.3 million or 12.3% from $100.0 million at December 31, 2012.

The leasing portfolio continued to roll-off under the Company’s 2009 decision to exit the direct financing leasing business.  Direct financing leases were $0.3 million at June 30, 2013, $0.9 million at March 31, 2013, and $1.6 million at December 31, 2012.

Credit Quality of Loan Portfolio

Total non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled $13.5 million, or 2.21% of total loans and leases outstanding, at June 30, 2013, compared with $8.0 million, or 1.37% of total loans and leases outstanding, at March 31, 2013, and $8.2 million, or 1.41%, of total loans and leases outstanding at December 31, 2012.  The increase in non-performing loans and leases is due to a commercial mortgage credit relationship moved into non-accrual status in the second quarter of 2013.  Management believes that this commercial mortgage loan is well-secured by collateral value.

The increase in non-performing loans and leases in the second quarter did not increase total criticized loans and leases.  Rather, total “special mention” commercial credits decreased by $5.4 million to $7.8 million at June 30, 2013, with a corresponding increase in “substandard” commercial credits of $6.3 million to $13.7 million at June 30, 2013.  As noted in Note 4 to these Unaudited Financial Statements, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan and lease losses for commercial credits.  Special mention and substandard loans are weaker credits with a higher risk of loss than “pass” or “watch” credits. Special mention and substandard commercial credits have increased by $5.5 million from $16.0 million at December 31, 2012 to $21.5 million at June 30, 2013.

The allowance for loan and lease losses totaled $10.3 million, or 1.69% of total loans and leases outstanding as of June 30, 2013, compared with $10.2 million, or 1.73% at March 31, 2013, and $9.7 million or 1.67% at December 31, 2012.  The increase in the allowance from December 31, 2012 resulted from a $0.5 million provision for loan and lease losses recorded during the first six months of 2013, and minimal net charge-offs of less than $0.1 million during the first half of the year.  The net charge-off (recovery) ratio in the second quarter of 2013 equated to (0.02%) ratio of average net loans and leases, compared with a ratio of 0.30% in the second quarter of 2012.

The coverage ratio of the allowance for loan and lease losses to non-performing loans and leases decreased from 126% and 118% at March 31, 2013 and December 31, 2012, respectively, to 76% at June 30, 2013 due to the increase in non-performing loans and leases   in the second quarter, as discussed above.

Investing Activities

Total securities were $96.5 million at June 30, 2013, compared with $95.3 million and $95.8 million at March 31, 2013 and December 31, 2012, respectively.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, decreased to $59.8 million at June 30, 2013 from $88.1 million at March 31, 2013 and $78.1 million at December 31, 2012.  Interest-bearing cash decreased in the second quarter due to loan growth and investment portfolio purchases.  Securities and interest-bearing deposits at correspondent banks made up 23.0% of the Bank’s total average interest earning assets in the second quarter, compared with 23.5% and 19.6% in the first quarter of 2013 and second quarter of 2012, respectively.

The Company’s highest concentration in its securities portfolio was in tax-advantaged debt securities issued by state and political subdivisions with 33.7% at June 30, 2013, compared with 35.7% and 32.9% at March 31, 2013 and December 31, 2012, respectively.  The concentration in U.S. government-sponsored agency bonds was 30.5% of the total securities portfolio at June 30, 2013, compared with 29.5% at March 31, 2013 and 29.6% at December 31, 2012.  U.S. government-sponsored mortgage-backed securities comprised 32.0% of the securities portfolio at June 30, 2013, compared with 30.8% and 33.7% at March 31, 2013 and December 31, 2012, respectively.

Management believes that the credit quality of the securities portfolio as a whole is strong as the portfolio has no individual securities in a significant unrealized loss position.  While interest rates have been near historic lows, long-term rates increased in the second quarter compared to first quarter of 2013 and fourth quarter of 2012.  As a result, the net unrealized gain position of the available-for-sale investment portfolio decreased from $4.0 million and $3.6 million at December 31, 2012 and March 31, 2013, respectively, to $1.3 million at June 30, 2013.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  Available-for-sale securities with a total fair value of $77.0 at June 30, 2013, as compared with $90.1 million at March 31, 2013 and $68.0 million at December 31, 2012, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at June 30, 2013 were $692.4 million, compared with $698.3 million and $679.0 million at March 31, 2013 and December 31, 2012, respectively, reflecting a 0.8% decrease from first quarter 2013 but a 2.0% increase from fourth quarter 2012.  The slight decline in deposit balances since first quarter of 2013 was driven by seasonal outflows of municipal deposits and a decrease in balances in Better Savings, with offsetting growth in non-interest bearing demand deposits and time deposits.

The Company’s retail deposit growth vehicle for the last three years has been its complementary Better Checking and Better Savings products, which are included in the NOW and regular savings deposit categories, respectively, on the Company’s balance sheet.  The Better Checking product is unique in the Bank’s Western New York footprint as it pays a premium interest rate as a reward to customers who demonstrate a deep relationship with the Bank as evidenced by regular use of their debit card, use of direct deposit, and electronic statements.  However, the growth in NOW and savings deposits slowed in the first and second quarters as the Better Checking and Better Savings products begin to mature and the Company continued to lower rates on selected deposit products given the Company’s current excess liquidity and declining net interest margin in this extended low rate environment.

In the second quarter of 2013, time deposits increased $1.6 million, or 1.4%, to $112.1 at June 30, 2013, compared with $110.5 million at March 31, 2013, and increased  $3.2 million, or 2.9%, from December 31, 2012.  Time deposit rates remain near historic lows, resulting in balance declines or low growth for the past three years, as customers have preferred liquid savings deposits.

Other borrowings, which typically include the Bank’s overnight line of credit and other advances with the FHLBNY, were $9.0 million at June 30, 2013, $12.0 million at March 31, 2013, and $19.0 million at December 31, 2012.   In the first quarter of 2013, a $7.0 million advance with FHLBNY matured and was not replaced, in addition to a $3.0 million maturity of an FHLBNY advance in the second quarter of 2013.  The Company remains in an overall liquid position, and therefore has not needed to replace or add to its wholesale borrowings.

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

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$585,431	$7,277	4.97%	$574,639	$7,521	5.24%
Taxable securities	64,025	404	2.52%	67,460	457	2.71%
Tax-exempt securities	36,002	267	2.97%	33,592	296	3.52%
Interest bearing deposits at banks	74,617	45	0.24%	39,198	15	0.15%

Total interest-earning assets	760,075	$7,993	4.21%	714,889	$8,289	4.64%

Non interest-earning assets:

Cash and due from banks	14,027			11,509
Premises and equipment, net	11,382			10,442
Other assets	35,405			36,311

Total Assets	$820,889			$773,151

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$69,698	$85	0.49%	$60,472	$150	0.99%
Regular savings	385,532	274	0.28%	363,619	504	0.55%
Time deposits	111,615	451	1.62%	109,170	492	1.80%
Other borrowed funds	10,645	92	3.46%	20,645	173	3.35%
Junior subordinated debentures	11,330	82	2.89%	11,330	85	3.00%
Securities sold U/A to repurchase	14,729	7	0.19%	8,644	4	0.19%

Total interest-bearing liabilities	603,549	$991	0.66%	573,880	$1,408	0.98%

Noninterest-bearing liabilities:
Demand deposits	128,369			115,033
Other	10,991			12,472
Total liabilities	$742,909			$701,385

Stockholders' equity	77,980			71,766

Total Liabilities and Equity	$820,889			$773,151

Net interest earnings		$7,002			$6,881

Net interest margin			3.68%			3.85%

Interest rate spread			3.55%			3.66%

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$580,709	$14,529	5.00%	$571,735	$15,029	5.26%
Taxable securities	64,002	821	2.57%	69,184	1,002	2.90%
Tax-exempt securities	35,080	536	3.06%	34,003	603	3.55%
Interest bearing deposits at banks	76,523	63	0.16%	31,252	24	0.15%

Total interest-earning assets	756,314	$15,949	4.22%	706,174	$16,658	4.72%

Non interest-earning assets:

Cash and due from banks	14,197			11,490
Premises and equipment, net	11,302			10,430
Other assets	35,560			36,515

Total Assets	$817,373			$764,609

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$68,767	$198	0.58%	$57,791	$290	1.00%
Regular savings	383,180	601	0.31%	355,895	1,089	0.61%
Time deposits	110,917	901	1.62%	110,625	1,009	1.82%
Other borrowed funds	14,298	245	3.43%	21,324	354	3.32%
Junior subordinated debentures	11,330	161	2.84%	11,330	173	3.05%
Securities sold U/A to repurchase	14,622	15	0.21%	8,910	10	0.22%

Total interest-bearing liabilities	603,114	$2,121	0.70%	565,875	$2,925	1.03%

Noninterest-bearing liabilities:
Demand deposits	125,373			114,902
Other	11,851			12,946
Total liabilities	$740,338			$693,723

Stockholders' equity	77,035			70,886

Total Liabilities and Equity	$817,373			$764,609

Net interest earnings		$13,828			$13,733

Net interest margin			3.66%			3.89%

Interest rate spread			3.52%			3.69%

Net Income

Net income was $1.9 million in the second quarter of 2013, up 28.7% from net income of $1.5 million in the second quarter of 2012. The improvement in net income reflected a combination of higher net interest income, which resulted from growing interest earning assets, higher non-interest income, and a $0.2 million year-over-year reduction in the provision for loan and lease losses.  Return on average equity was 9.86% for the second quarter of 2013, compared with 8.33% in the second quarter of 2012.

For the six months ended June 30, 2013, Evans recorded net income of $3.7 million, or $0.89 per diluted share, a 3.5% decrease from net income of $3.9 million, or $0.94 per diluted share, in the same period in 2012. The return on average equity was 9.71% for the six-month period ended June 30, 2013, compared with 10.93% in the same period in 2012.

Other Results of Operations – Quarterly Comparison

Net interest income was $7.0 million for the 2013 second quarter, up 1.8% when compared with the second quarter of 2012 and up 2.6% from the trailing first quarter of 2013.  Growth in interest-earning assets drove the increase from the second quarter of 2012 and offset net interest margin contraction relative to the same period.

The Company’s net interest margin increased in the second quarter to 3.68%, compared with the 2013 first quarter net interest margin rate of 3.63%, and decreased from the 2012 second quarter rate of 3.85%.  When compared with last year’s first quarter, the Company has been able to partially offset the 43 basis point decrease in the yield on interest-earning assets through reduced pricing of its interest bearing liabilities by 32 basis points.

The provision for loan and lease losses in the second quarter of 2013 was $80 thousand.  The prior-year period had a provision of $301 thousand, and the trailing first quarter of 2013 had a provision of $450 thousand. The decrease was due both to a reduction in reserve on one commercial real estate loan and improved historical charge-off performance.

Non-interest income increased 5.8% to $3.2 million, or 31.5% of total revenue, in the second quarter of 2013, compared with the second quarter of 2012.  Insurance agency revenue of $1.7 million was up $83 thousand, or 5.0%, from the 2012 second quarter, due mostly to increases in profit sharing.  Service charges on deposits increased 15.8% to $506 thousand from the prior-year period as a result of growing commercial deposit transactional relationships.  Compared with the first quarter of 2013, total non-interest income decreased by 2.9% mostly due to seasonal decreases in insurance revenue.

Total non-interest expense was $7.3 million in the second quarter of 2013, a decrease of 0.9% from the second quarter of 2012.  Overall strong expense control drove these results.  The largest expense line, salary expenses and employee benefits, remained flat when compared with prior year period. The year over year decrease was primarily driven by advertising expense decreasing by $100 thousand, or 29.8%, compared with the second quarter of 2012, and professional services decreasing $87 thousand, or 15.3%, from the prior year period.

As a result, the Company’s second quarter efficiency ratio decreased to 70.43% compared with 72.75% during the prior-year period.

Income tax expense for the quarter ended June 30, 2013, was $1.0 million, representing an effective tax rate of 33.2%, compared with an effective tax rate of 34.9% in the second quarter of 2012.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $13.8 million for the first six months of 2013, up $0.1 million or 0.7% from the first six months of 2012.  The increase in net interest income from prior year-to-date net interest income is attributed to a 27.6% decrease in interest expense.

The Company’s net interest margin decreased by 23 basis points to 3.66% in the first six months of 2013, compared with 3.89% in the first six months of 2012.  While average interest-earning assets increased by 7.1% when compared to prior year, yields declined 50 basis points due to the low-rate environment.  This decrease was partially offset by a 33 basis point reduction in interest-bearing liabilities from 1.03% in the first six months of 2012 to 0.70% in the first six months of 2013.

Provision for loan and lease losses increased $0.5 million in the first six months of 2013, when compared to the first six months of 2012.  The year-over-year increase is attributed to a $0.6 million release in reserves related to the runoff of the leasing portfolio in the first six months of 2012.

Non-interest income for the first six months of 2013 increased $0.2 million or 3.2% from the prior year period to $6.5 million, representing 32.0% of total revenue for the first six months of 2013 compared with 31.5% of total revenue for the first six months of 2012.  Bank charges increased 13.2% in the first six months of 2013, compared with the prior year period.  Insurance service and fees increased by $137 thousand or 3.8% in the first six months of 2013 compared with the first six months of 2012, driven by increases in profit-sharing and other income.  An 80.5% decrease in premiums on loans sold partially offset the increases in bank charges and insurance agency revenue, as the Company is holding more residential mortgages in portfolio in the first six months of 2013, as compared with the prior year period.

Total non-interest expense increased 0.7% in the first six months of 2013 from the first six months of 2012, which reflects a $0.2 million, or 15.4%, increase in occupancy expenses and a $0.1 million, 1.2%, increase in salaries and employee benefits, offset by decreases in advertising and public relations 25.2% and professional services of 15.6%.  The increase in occupancy expense is due to a $0.1 million write-off of software in the first quarter of 2013, while the increase in salaries and employee benefits reflects merit increases for employees.  The year over year decrease in advertising expenses was driven by 2012 advertising campaigns geared toward attracting customers affected by a local competitor who had exited the market, while the decline in professional services was driven by less loan collection and foreclosure activity in the first six months of 2013, when compared with the same period in the prior year.

As a result, the Company’s efficiency ratio for the first six months of 2013 remained flat at 69.81% compared with 69.90% during the prior-year period.

Income tax expense for the first six months ended June 30, 2013, was $1.8 million, representing an effective tax rate of 31.9%, compared with an effective tax rate of 32.9% in the prior year period.

CAPITAL

The Company consistently maintains regulatory capital ratios measurably above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 10.06% and 9.69% at June 30, 2013 and December 31, 2012, respectively.  Book value per share of the Company’s common stock was $18.41 at June 30, 2013, compared with $17.94 at December 31, 2012.  Tangible book value per share (a non-GAAP measure) at June 30, 2013 was $16.43, compared with $15.92 at December 31, 2012.  The increase in both book value and tangible book value per share is a result of the Company’s $3.7 million in net income.

On July 2, 2013, the Federal Reserve Board approved the final Basel III capital rule set, effective for reporting periods after January 1, 2015.  The Company has assessed the impact of the final rule set on capital, which is deemed immaterial due to the Company’s eligibility for permanent elections and grandfathered provisions under the final rule set.

Tangible book value per share is a non-GAAP financial measure.  The Company calculates tangible book value per share by dividing tangible book value by the number of common shares outstanding, as compared to GAAP book value per share, which the Company calculates by dividing GAAP book value by the number of common shares outstanding.  Management believes that this information is consistent with treatment by bank regulatory agencies, which exclude intangible assets from the calculation of risk-based capital ratios.  Accordingly, management believes that this non-GAAP financial measure provides information that is important to investors and that is useful in understanding the Company’s capital position and ratios.  Further, management believes that presentation of this measure, together with the accompanying reconciliation, provides a complete understanding of factors and trends affecting the Company’s business and allows investors to view the Company’s performance in a manner similar to management, the financial services industry, bank stock analysts and regulatory agencies.  However, this non-GAAP financial measure is supplemental and is not a substitute for an analysis based on GAAP financial measures.  Note that other companies may use different calculations for this measure, and therefore the Company’s presentation of tangible book value per share may not be comparable to similarly titled measures reported by other companies.  Investors should review the Company’s consolidated financial statements in their entirety and should not rely on any single financial measure.  A reconciliation of this non-GAAP financial measure, tangible book value per share, to the most directly comparable GAAP financial measure, book value, is set forth in the following table:

($ in thousands, except per share data)	June 30, 2013	December 31, 2012

Stockholders' equity ("book value")	$77,285	$74,828

Goodwill	(8,101)	(8,101)
Intangible assets	(204)	(329)

Tangible book value	$68,980	$66,398

Number of common shares outstanding	4,198,596	4,171,473

Tangible book value per share	$16.43	$15.92

On December 12, 2012, the Company declared an accelerated cash dividend of $0.24 per share on the Company’s outstanding common stock. The dividend was paid on December 31, 2012 to shareholders of record as of December 24, 2012.  The dividend represented an accelerated payment of the Company’s semi-annual dividend that otherwise would have been paid in April 2013.  No dividend was paid during the six months ended June 30, 2013.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates.  Advances of up to $148.0 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At June 30, 2013, approximately 3.7% of the Bank’s securities had contractual maturity dates of one year or less and approximately 26.0% had maturity dates of five years or less.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. At June 30, 2013, in the Company’s internal stress test, the Company had net short-term liquidity of $63.8 million as compared with $75.5 million at December 31, 2012.  Available assets of $159.7 million, divided by public and purchased funds of $115.1 million, resulted in a long-term liquidity ratio of 139% at June 30, 2013, compared with 155% at December 31, 2012.

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
	(in thousands)

	June 30, 2013	December 31, 2012
Changes in interest rates

+200 basis points	$1,521	$1,055
+100 basis points	1,564	1,588

-100 basis points	NM	NM
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of June 30, 2013 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

                          Evans Bancorp, Inc.

DATE

August 2, 2013/s/David J. Nasca______________________

David J. Nasca

President and CEO

(Principal Executive Officer)

DATE

August 2, 2013/s/Gary A. Kajtoch_____________________

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – June 30, 2013 and December 31, 2012; (ii) Unaudited Consolidated Statements of Income – Three months ended June 30, 2013 and 2012; (iii)  Unaudited Consolidated Statements of Income – Six months ended June 30, 2013 and 2012; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended June 30, 2013 and 2012; (v) Unaudited Statements of Consolidated Comprehensive Income – Six months ended June 30, 2013 and 2012; (vi) Unaudited Consolidated Statements of Stockholder’s Equity – Six months ended June 30, 2013 and 2012; (v) Unaudited Consolidated Statements of Cash Flows – Six months ended June 30, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Financial Statements.*

*Furnished, not filed, herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities
Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.