Form 10-Q
period 2013-09-30
EVANS BANCORP INC
filed 2013-11-01
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

xQUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    September 30, 2013

¨TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ¨Accelerated filer ¨

Non-accelerated filer ¨ (Do not check if smaller reporting company)Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ¨  No  x

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.50 par value: 4,195,801 shares as of October 31, 2013

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$20,773	$12,409
Interest-bearing deposits at banks	42,669	78,068
Securities:
Available for sale, at fair value (amortized cost: $91,509 at September 30, 2013;	92,568	92,063
$88,054 at December 31, 2012)
Held to maturity, at amortized cost (fair value: $3,709 at September 30, 2013;	3,776	3,744
$3,721 at December 31, 2012)
Federal Home Loan Bank common stock, at amortized cost	1,364	1,804
Federal Reserve Bank common stock, at amortized cost	1,467	1,445

Loans and leases, net of allowance for loan and lease losses of $10,890 at September 30, 2013
and $9,732 at December 31, 2012	614,665	573,163
Properties and equipment, net of accumulated depreciation of $15,072 at September 30, 2013
and $14,256 at December 31, 2012	10,973	11,368
Goodwill	8,101	8,101
Intangible assets	148	329
Bank-owned life insurance	19,682	15,333
Other assets	10,774	11,849

TOTAL ASSETS	$826,960	$809,676

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$140,423	$123,405
NOW	66,095	65,753
Regular savings	383,766	380,924
Time	112,341	108,910

Total deposits	702,625	678,992

Securities sold under agreement to repurchase	14,179	12,111
Other short term borrowings	3,000	10,000
Other liabilities	11,191	13,415
Junior subordinated debentures	11,330	11,330
Long term borrowings	6,000	9,000

Total liabilities	748,325	734,848

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized;
4,201,571 and 4,171,473 shares issued at September 30, 2013 and December 31, 2012, respectively, and 4,200,207 and 4,171,473 outstanding at September 30, 2013
and December 31, 2012, respectively	2,102	2,087
Capital surplus	42,419	42,029
Retained earnings	35,708	30,611
Accumulated other comprehensive (loss) gain, net of tax	(1,594)	101
Total stockholders' equity	78,635	74,828

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$826,960	$809,676

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(in thousands, except share and per share amounts)
	Three Months Ended September 30,
	2013	2012
INTEREST INCOME
Loans and leases	$7,445	$7,567
Interest bearing deposits at banks	39	15
Securities:
Taxable	402	450
Non-taxable	263	277
Total interest income	8,149	8,309
INTEREST EXPENSE
Deposits	806	1,106
Other borrowings	87	170
Junior subordinated debentures	82	88
Total interest expense	975	1,364
NET INTEREST INCOME	7,174	6,945
PROVISION FOR LOAN AND LEASE LOSSES	774	9
NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	6,400	6,936
NON-INTEREST INCOME
Bank charges	540	487
Insurance service and fees	1,906	1,774
Data center income	118	103
Gain on loans sold	-	129
Bank-owned life insurance	108	118
Loss on tax credit investment	(1,555)	-
Other	1,501	605
Total non-interest income	2,618	3,216
NON-INTEREST EXPENSE
Salaries and employee benefits	4,637	4,778
Occupancy	695	679
Repairs and maintenance	169	210
Advertising and public relations	158	119
Professional services	480	356
Technology and communications	299	320
Amortization of intangibles	55	77
FDIC insurance	147	118
Other	708	699
Total non-interest expense	7,348	7,356
INCOME BEFORE INCOME TAXES	1,670	2,796
INCOME TAX PROVISION (BENEFIT)	(780)	660
NET INCOME	$2,450	$2,136

Net income per common share-basic	$0.59	$0.51
Net income per common share-diluted	$0.58	$0.51
Cash dividends per common share	$0.26	$0.22
Weighted average number of common shares outstanding	4,181,041	4,153,246
Weighted average number of diluted shares outstanding	4,232,961	4,177,567

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(in thousands, except share and per share amounts)
	Nine Months Ended September 30,
	2013	2012
INTEREST INCOME
Loans and leases	$21,974	$22,596
Interest bearing deposits at banks	103	39
Securities:
Taxable	1,223	1,452
Non-taxable	799	879
Total interest income	24,099	24,966
INTEREST EXPENSE
Deposits	2,506	3,494
Other borrowings	347	533
Junior subordinated debentures	243	261
Total interest expense	3,096	4,288
NET INTEREST INCOME	21,003	20,678
PROVISION FOR LOAN AND LEASE LOSSES	1,304	62
NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	19,699	20,616
NON-INTEREST INCOME
Bank charges	1,528	1,360
Insurance service and fees	5,632	5,363
Data center income	342	347
Gain on loans sold	25	257
Bank-owned life insurance	350	370
Loss on tax credit investment	(1,555)	-
Other	2,821	1,846
Total non-interest income	9,143	9,543
NON-INTEREST EXPENSE
Salaries and employee benefits	13,151	13,221
Occupancy	2,249	2,009
Repairs and maintenance	534	556
Advertising and public relations	518	600
Professional services	1,414	1,462
Technology and communications	930	860
Amortization of intangibles	180	287
FDIC insurance	450	392
Other	2,256	2,201
Total non-interest expense	21,682	21,588
INCOME BEFORE INCOME TAXES	7,160	8,571
INCOME TAX PROVISION	971	2,562
NET INCOME	$6,189	$6,009

Net income per common share-basic	$1.48	$1.45
Net income per common share-diluted	$1.47	$1.45
Cash dividends per common share	$0.26	$0.44
Weighted average number of common shares outstanding	4,178,241	4,139,951
Weighted average number of diluted shares outstanding	4,220,405	4,153,387

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(in thousands, except share and per share amounts)
	Three Months Ended September 30,
	2013	2012

NET INCOME	$2,450	$2,136

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities	(142)	357
Reclassification of gain on sale of securities	-	-
	(142)	357

Defined benefit pension plans:
Amortization of prior service cost	10	13
Amortization of actuarial loss	28	26
Total	38	39

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(104)	396

COMPREHENSIVE INCOME	$2,346	$2,532

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(in thousands, except share and per share amounts)
	Nine Months Ended September 30,
	2013	2012

NET INCOME	$6,189	$6,009

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities	(1,808)	256
Reclassification of gain on sale of securities	-	-
	(1,808)	256

Defined benefit pension plans:
Amortization of prior service cost	32	40
Amortization of actuarial loss	81	78
Total	113	118

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1,695)	374

COMPREHENSIVE INCOME	$4,494	$6,383

See Notes to Unaudited Consolidated Financial Statements

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	(Loss) Income	Total

Balance, December 31, 2011	$2,063	$41,275	$25,304	$346	$68,988

Net Income			6,009		6,009

Other comprehensive income (loss)				374	374

Cash dividends ($0.44 per common share)			(1,822)		(1,822)

Stock options and restricted stock expense		233			233

Issued 6,680 shares under
dividend reinvestment plan	3	92			95

Issued 11,493 restricted shares	6	(6)			-

Issued 10,267 shares under Employee Stock
Purchase Plan	5	99			104

Balance, September 30, 2012	$2,077	$41,693	$29,491	$720	$73,981

Balance, December 31, 2012	$2,087	$42,029	$30,611	$101	$74,828

Net Income			6,189		6,189

Other comprehensive income (loss)				(1,695)	(1,695)

Cash dividends ($0.26 per common share)			(1,092)		(1,092)

Stock options and restricted stock expense		266			266

Excess tax expense from stock-based compensation		(9)			(9)

Issued 17,567 restricted shares, net of forfeitures	9	(19)			(10)

Issued 4,100 shares though stock option exercise	2	61			63

Issued 7,067 shares in ESPP	4	91			95

Balance, September 30, 2013	$2,102	$42,419	$35,708	$(1,594)	$78,635

See Notes to Unaudited Consolidated Financial Statements

PART I-FINANCIAL INFORMATION
ITEM I-FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(in thousands)
	Nine Months Ended
	September 30,
	2013	2012

OPERATING ACTIVITIES:
Interest received	$23,849	$24,648
Fees received	11,106	8,794
Interest paid	(3,111)	(4,326)
Cash paid to employees and vendors	(20,642)	(18,976)
Cash contributed to pension plan	(185)	(340)
Income taxes paid	(2,327)	(2,274)
Proceeds from sale of loans held for resale	776	17,407
Originations of loans held for resale	187	(16,242)

Net cash provided by operating activities	9,653	8,691

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(16,180)	(25,957)
Proceeds from maturities, calls, and payments	12,800	34,409
Held to maturity securities:
Purchases	(691)	(1,567)
Proceeds from maturities, calls, and payments	659	1,335
Cash paid for bank owned life insurance	(4,000)	-
Additions to properties and equipment	(567)	(1,453)
Net (increase) decrease in loans	(44,558)	(18,045)

Net cash used in investing activities	(52,537)	(11,278)

FINANCING ACTIVITIES:
Repayments of borrowings	(7,932)	(2,929)
Net increase in deposits	23,633	56,528
Dividends paid	-	(909)
Issuance of common stock	148	199

Net cash provided by financing activities	15,849	52,889

Net increase (decrease) in cash and equivalents	(27,035)	50,302

CASH AND CASH EQUIVALENTS:
Beginning of period	90,477	14,678

End of period	$63,442	$64,980

(continued)

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(in thousands)
	Nine Months Ended
	September 30,
	2013	2012

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$6,189	$6,009

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,425	1,505
Deferred tax expense	93	476
Provision for loan and lease losses	1,304	62
Premium on loans sold	(25)	(257)
Stock options and restricted stock expense	266	233
Proceeds from sale of loans held for resale	776	17,407
Originations of loans held for resale	187	(16,242)
Cash contributed to pension plan	(185)	(340)
Changes in assets and liabilities affecting cash flow:
Other assets	(2,482)	1,387
Other liabilities	2,105	(1,549)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,653	$8,691

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

The accompanying consolidated financial statements are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made.  Certain reclassifications have been made to the 2012 unaudited consolidated financial statements to conform to the presentation used in 2013.  During the nine-month period ended September 30, 2013, the Company revised the Consolidated Statement of Cash Flows for the nine month period ended September 30, 2012 to correct a $330 thousand error within “Depreciation and Amortization” and “Changes in Other Assets Affecting Cash Flow.”  The Company has assessed the materiality of this correction and concluded, based on qualitative and quantitative considerations, that the adjustments are not material to the Consolidated Statements of Cash Flows as a whole.

The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

2. SECURITIES

The amortized cost of securities and their approximate fair value at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$28,228	$619	$(435)	$28,412
States and political subdivisions	32,847	858	(212)	33,493
Total debt securities	$61,075	$1,477	$(647)	$61,905

Mortgage-backed securities:
FNMA	$11,559	$436	$-	$11,995
FHLMC	5,955	138	(93)	6,000
GNMA	7,859	106	(70)	7,895
CMO	5,061	4	(292)	4,773
Total mortgage-backed securities	$30,434	$684	$(455)	$30,663

Total securities designated as available for sale	$91,509	$2,161	$(1,102)	$92,568

Held to Maturity:
Debt securities
States and political subdivisions	3,776	9	(76)	3,709
Total securities designated as held to maturity	$3,776	$9	$(76)	$3,709
Total securities	$95,285	$2,170	$(1,178)	$96,277

	December 31, 2012
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$27,227	$1,137	$(32)	$28,332
States and political subdivisions	29,912	1,567	(10)	31,469
Total debt securities	$57,139	$2,704	$(42)	$59,801

Mortgage-backed securities:
FNMA	$15,210	$867	$-	$16,077
FHLMC	6,292	189	-	6,481
GNMA	7,750	263	-	8,013
CMO	1,663	28	-	1,691
Total mortgage-backed securities	$30,915	$1,347	$-	$32,262

Total securities designated as available for sale	$88,054	$4,051	$(42)	$92,063

Held to Maturity:
Debt securities
States and political subdivisions	3,744	23	(46)	3,721
Total securities designated as held to maturity	$3,744	$23	$(46)	$3,721
Total securities	$91,798	$4,074	$(88)	$95,784

Available for sale securities with a total fair value of $75.5 million and $68.0 million at September 30, 2013 and December 31, 2012, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY.  The Company had a total of $9.0 million and $19.0 million in borrowed funds with FHLBNY at September 30, 2013 and December 31, 2012, respectively.  The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements.  As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY.  The Bank held $1.4 million in FHLBNY stock as of September 30, 2013 and $1.8 million as of December 31, 2012 at amortized cost.  The Company regularly evaluates investments in FHLBNY for impairment, considering liquidity, operating performance, capital position, stock repurchase and dividend history.  At this time, the Company does not believe any impairment in FHLBNY stock is warranted.

The scheduled maturities of debt and mortgage-backed securities at September 30, 2013 and December 31, 2012 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	September 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$1,170	$1,176	$2,766	$2,797
Due after one year through five years	21,798	22,433	16,797	17,561
Due after five years through ten years	30,195	30,043	29,280	30,344
Due after ten years	7,912	8,253	8,296	9,099
	61,075	61,905	57,139	59,801

Mortgage-backed securities
available for sale	30,434	30,663	30,915	32,262

Total available for sale securities	$91,509	$92,568	$88,054	$92,063

Debt securities held to maturity:

Due in one year or less	$2,316	$2,310	$2,241	$2,228
Due after one year through five years	264	266	317	322
Due after five years through ten years	938	883	516	490
Due after ten years	258	250	670	681
	3,776	3,709	3,744	3,721

Total held to maturity securities	$3,776	$3,709	$3,744	$3,721

Information regarding unrealized losses within the Company’s available for sale securities at September 30, 2013 and December 31, 2012, is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	September 30, 2013

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$7,564	$(435)	$-	$-	$7,564	$(435)
States and political subdivisions	8,867	(207)	102	(5)	8,969	(212)
Total debt securities	$16,431	$(642)	$102	$(5)	$16,533	$(647)

Mortgage-backed securities:
FNMA	$-	$-	$34	$-	$34	$-
FHLMC	1,810	(93)	-	-	1,810	(93)
GNMA	4,764	(70)	-	-	4,764	(70)
CMO'S	4,637	(292)	-	-	4,637	(292)
Total mortgage-backed securities	$11,211	$(455)	$34	$-	$11,245	$(455)

Held To Maturity:
Debt securities:
States and political subdivisions	$966	$(18)	$2,045	$(58)	$3,011	$(76)

Total temporarily impaired
securities	$28,608	$(1,115)	$2,181	$(63)	$30,789	$(1,178)

	December 31, 2012

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$3,968	$(32)	$-	$-	$3,968	$(32)
States and political subdivisions	1,192	(10)	-	-	1,192	(10)
Total debt securities	$5,160	$(42)	$-	$-	$5,160	$(42)

Mortgage-backed securities:
FNMA	$34	$-	$-	$-	$34	$-
FHLMC	-	-	-	-	-	-
GNMA	-	-	-	-	-	-
CMO'S	-	-	-	-	-	-
Total mortgage-backed securities	$34	$-	$-	$-	$34	$-

Held To Maturity:
Debt securities:
States and political subdivisions	$2,660	$(46)	$-	$-	$2,660	$(46)

Total temporarily impaired
securities	$7,854	$(88)	$-	$-	$7,854	$(88)

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase.  The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities.  Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase.  The Company did not own any out-of-state municipal bonds at September 30, 2013 or December 31, 2012.  Bonds rated below A are reviewed periodically to ensure their continued credit worthiness.  While purchase of non-rated municipal securities is permitted under the Company’s investment policy, such purchases are limited to bonds issued by municipalities in the Company’s general market area.  Those municipalities are typically customers of the Bank whose financial situation is familiar to management.  The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

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

Management has assessed the securities available for sale in an unrealized loss position at September 30, 2013 and December 31, 2012 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company had not recorded any other-than-temporary impairment (“OTTI”) charges as of September 30, 2013 and did not record any OTTI charges during 2012.  The gross unrealized losses in the Company’s securities portfolio were at an immaterial level during each of those periods, amounting to less than 1.2%  and 1.0% of the total fair value of the securities portfolio at September 30, 2013 and December 31, 2012, respectively.  Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2013
Securities available-for-sale:
U.S. government agencies	$-	$28,412	$-	$28,412
States and political subdivisions	-	33,493	-	33,493
Mortgage-backed securities	-	30,663	-	30,663
Mortgage servicing rights	-	-	509	509

December 31, 2012
Securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$-	$28,332	$-	$28,332
States and political subdivisions	-	31,469	-	31,469
Mortgage-backed securities	-	32,262	-	32,262
Mortgage servicing rights	-	-	467	467

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis, the Company reviews changes in the market value of its security portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis, the Company has its entire security portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to the service provider regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than the initial evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in the first, second, and third quarters of 2013 or during fiscal year 2012.

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three and nine month periods ended September 30, 2013 and 2012, respectively:

	Three months ended September 30, (in thousands)
	2013	2012
Beginning balance, June 30	$503	$448
Gain (loss) included in earnings	6	(67)
Additions from loan sales	-	48
Ending balance, September 30	$509	$429

	Nine months ended September 30, (in thousands)
	2013	2012
Beginning balance, Dec 31	$467	$407
Gain (loss) included in earnings	34	(121)
Additions from loan sales	8	143
Ending balance, September 30	$509	$429

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	9/30/2013	9/30/2012
Servicing fees	0.25%	0.25%
Discount rate	10.04%	10.08%
Prepayment rate (CPR)	10.84%	17.66%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2013
Impaired loans	$-	-	18,232	$18,232

December 31, 2012
Impaired loans	$-	-	12,303	$12,303

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $19.5 million, with a valuation allowance of $1.3 million, at September 30, 2013, compared to a gross value for impaired loans of $13.6 million, with a valuation allowance of $1.3 million, at December 31, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 2013 and December 31, 2012, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$63,442	$63,442	$90,477	$90,477
Level 2:
Available for sale securities	92,568	92,568	92,063	92,063
FHLB and FRB stock	2,831	2,831	3,249	3,249
Level 3:
Held to maturity securities	3,776	3,709	3,744	3,721
Loans and leases, net	614,665	631,634	573,163	607,916
Mortgage servicing rights	509	509	467	467
Financial liabilities:
Level 1:
Demand deposits	$140,423	$140,423	$123,405	$123,405
NOW deposits	66,095	66,095	65,753	65,753
Regular savings deposits	383,766	383,766	380,924	380,924
Junior subordinated debentures	11,330	11,330	11,330	11,330
Commitments to extend credit	297	297	49	49
Securities sold under agreement to
repurchase	14,179	14,179	12,111	12,111
Level 2:
Other borrowed funds	9,000	9,242	19,000	19,503
Level 3:
Time deposits	112,341	114,215	108,910	111,883

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

Commitments to extend credit and standby letters of credit.  As described in Note 8 - “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at September 30, 2013 and December 31, 2012.  Such financial instruments consist of commitments to extend permanent financing and letters of credit.  If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company.  If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee.  The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities.  The carrying value approximates the fair value.

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

4. LOANS, LEASES, AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

Loan and Lease Portfolio Composition

The following table presents selected information on the composition of the Company’s loan and lease portfolio as of the dates indicated:

	September 30, 2013	December 31, 2012
Mortgage loans on real estate:	(in thousands)
Residential Mortgages	$89,903	$68,135
Commercial and multi-family	329,352	323,777
Construction-Residential	437	811
Construction-Commercial	30,392	28,941
Home equities	56,523	56,366
Total real estate loans	506,607	478,030

Direct financing leases	-	1,612
Commercial and industrial loans	117,070	99,951
Consumer loans	1,035	1,294
Other	62	1,342
Net deferred loan origination costs	781	666
Total gross loans	625,555	582,895

Allowance for loan losses	(10,890)	(9,732)

Loans, net	$614,665	$573,163

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages.  In the three month period ended September 30, 2013, the Bank did not sell any mortgages to FNMA, as compared with $6.0 million during the three month period ended September 30, 2012.  During the nine month period ended September 30, 2013, the Bank sold mortgages to FNMA totaling $0.8 million, as compared with $17.1 million sold for the nine month period ended September 30, 2012.  At September 30, 2013, the Bank had a loan servicing portfolio principal balance of $65.8 million upon which it earns servicing fees, as compared with $73.7 million at December 31, 2012.  The value of the mortgage servicing rights for that portfolio was $0.5 million at September 30, 2013 and December 31, 2012.  At September 30, 2013, there were no residential mortgage loans held-for-sale, compared with $0.9 million at December 31, 2012.  The Company had no commercial loans held-for-sale at September 30, 2013 and at December 31, 2012.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.  Disclosures related to the basis for accounting for loans and leases, the method for recognizing interest income on loans and leases, the policy for placing loans and leases on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan and lease losses, the policy for charging off loans and leases, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the Company’s year ended December 31, 2012.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2012 are consistent with those utilized by the Company in the nine months ended September 30, 2013.

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

There were no changes in the Company’s allowance for loan and lease loss methodology in the nine month period ended September 30, 2013.

The following tables provide data, at the class level, of credit quality indicators of certain loans and leases for the dates specified:

September 30, 2013
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$25,542	$283,983	$309,525	$94,958
4	3,175	26,232	29,407	13,704
5	-	6,930	6,930	3,469
6	1,675	11,846	13,521	4,891
7	-	361	361	48
Total	$30,392	$329,352	$359,744	$117,070

December 31, 2012
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$24,461	$273,843	$298,304	$77,095
4	2,023	40,346	42,369	14,681
5	1,728	3,081	4,809	5,229
6	729	2,911	3,640	2,308
7	-	3,596	3,596	638
Total	$28,941	$323,777	$352,718	$99,951

Past Due Loans and Leases

The following tables provide an analysis of the age of the recorded investment in loans and leases that are past due as of the dates indicated:

September 30, 2013
(in thousands)
								Non-accruing
				Total Past	Current	Total	90+ Days	Loans and
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Leases

Commercial and
industrial	$270	$287	$153	$710	$116,360	$117,070	$-	$3,112
Residential real estate:
Residential	264	163	367	794	89,109	89,903	72	766
Construction	-	-	-	-	437	437	-	-

Commercial real estate:
Commercial	-	361	233	594	328,758	329,352	-	9,141
Construction	-	441	603	1,044	29,348	30,392	603	-
Home equities	523	76	98	697	55,826	56,523	-	536
Direct financing leases	3	-	61	64	-	-	-	61
Consumer	1	4	-	5	1,030	1,035	-	20
Other	-	-	-	-	62	62	-	-
Total Loans	$1,061	$1,332	$1,515	$3,908	$620,930	$624,774	$675	$13,636

NOTE: Loan and lease balances do not include $781 thousand in net deferred loan and lease origination costs as of September 30, 2013.

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

Allowance for loan and lease losses

The following tables present the activity in the allowance for loan and lease losses according to portfolio segment, for the nine month periods ended September 30, 2013 and 2012:

September 30, 2013

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$3,617	$4,493	$18	$662	$746	$47	$149	$9,732
Charge-offs	(19)	(460)	(29)	(39)	(128)	-	-	(675)
Recoveries	167	303	11	2	1	45	-	529
Provision	430	407	32	319	208	(92)	-	1,304
Ending balance	$4,195	$4,743	$32	$944	$827	$-	$149	$10,890

Allowance for loan
and lease losses:
Ending balance:
Individually evaluated
for impairment	$667	$70	$20	$-	$-	$-	$-	$757
Collectively evaluated
for impairment	3,528	4,673	12	944	827	-	149	10,133
Total	$4,195	$4,743	$32	$944	$827	$-	$149	$10,890

Loans and leases:
Ending balance:
Individually evaluated
for impairment	$1,101	$11,550	$20	$1,340	$536	$-	$-	$14,547
Collectively evaluated
for impairment	115,969	348,194	1,077	89,000	55,987	-	-	610,227
Total	$117,070	$359,744	$1,097	$90,340	$56,523	$-	$-	$624,774

* Includes construction loans

** Includes other loans

NOTE: Loan and lease balances do not include $781 thousand in net deferred loan and lease origination costs as of September 30, 2013.

September 30, 2012

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$4,085	$4,670	$36	$793	$768	$994	$149	$11,495
Charge-offs	(831)	(546)	(19)	(12)	(115)	-	-	(1,523)
Recoveries	137	15	16	-	6	-	-	174
Provision	302	546	(2)	(94)	69	(759)	-	62
Ending balance	$3,693	$4,685	$31	$687	$728	$235	$149	$10,208

Allowance for loan
and lease losses:
Ending balance:
Individually evaluated
for impairment	$493	$359	$14	$-	$-	$72	$-	$938
Collectively evaluated
for impairment	3,200	4,326	17	687	728	163	149	9,270
Total	$3,693	$4,685	$31	$687	$728	$235	$149	$10,208

Loans and leases:
Ending balance:
Individually evaluated
for impairment	$1,472	$6,367	$37	$1,251	$875	$233	$-	$10,235
Collectively evaluated
for impairment	105,322	350,074	3,453	71,188	55,590	2,207	-	587,834
Loans acquired with
deteriorated credit quality	-	-	24	-	-	-	-	24
Total	$106,794	$356,441	$3,514	$72,439	$56,465	$2,440	$-	$598,093

* Includes construction loans

** Includes other loans

NOTE: Loan and lease balances do not include $523 thousand in net deferred loan and lease origination costs as of September 30, 2012.

The following tables present the activity in the allowance for loan and lease losses according to portfolio segment, for the three month periods ended September 30, 2013 and 2012:

September 30, 2013

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages	Consumer	Residential Mortgages	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan and
lease losses:
Beginning balance	$3,713	$4,910	$15	$702	$770	$-	$149	$10,259
Charge-offs	(9)	(447)	(7)	(33)	(41)	-	-	(537)
Recoveries	44	298	5	2	-	45	-	394
Provision	447	(18)	19	273	98	(45)		774
Ending balance	$4,195	$4,743	$32	$944	$827	$-	$149	$10,890

September 30, 2012

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages	Consumer	Residential Mortgages	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan and
lease losses:
Beginning balance	$4,216	$4,377	$48	$698	$803	$367	$149	$10,658
Charge-offs	(406)	-	(9)	(11)	(102)	-	-	(528)
Recoveries	67	-	2	-	-	-	-	69
Provision	(184)	308	(10)	-	27	(132)	-	9
Ending balance	$3,693	$4,685	$31	$687	$728	$235	$149	$10,208

Impaired Loans and Leases

The following tables provide data, at the class level, of impaired loans and leases as of the dates indicated:

	At September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$139	$236	$-	$189	$151	$1

Residential real estate:
Residential	1,340	1,533	-	1,401	4	3
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	10,208	10,570	-	9,917	251	73
Construction	741	741	-	743	-	19

Home equities	536	582	-	547	19	5

Direct financing leases	40	40	-	47	-	-

Consumer	-	-	-	-	-	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$13,004	$13,702	$-	$12,844	$425	$101

	At September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$4,928	$4,960	$1,012	$5,038	$41	$146

Residential real estate:
Residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	601	657	70	609	3	28
Construction	934	934	153	934	-	25

Home equities	-	-	-	-	-	-

Direct financing leases	-	-	-	-	-	-

Consumer	20	29	20	20	2	1

Other	-	-	-	-	-	-

Total impaired loans and leases	$6,483	$6,580	$1,255	$6,601	$46	$200

	At September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$5,067	$5,196	$1,012	$5,227	$192	$147
	-	-	-	-	-	-
Residential real estate:
Residential	1,340	1,533	-	1,401	4	3
Construction	-	-	-	-	-	-
	-	-	-	-	-	-
Commercial real estate:
Commercial	10,809	11,227	70	10,526	254	101
Construction	1,675	1,675	153	1,677	-	44
	-	-	-	-	-	-
Home equities	536	582	-	547	19	5
	-	-	-	-	-	-
Direct financing leases	40	40	-	47	-	-
	-	-	-	-	-	-
Consumer	20	29	20	20	2	1
	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total impaired loans and leases	$19,487	$20,282	$1,255	$19,445	$471	$301

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$277	$289	$-	$392	$10	$6

Residential real estate:
Residential	1,437	1,558	-	1,444	56	12
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	3,313	3,555	-	3,711	174	94
Construction	729	814	-	778	26	-

Home equities	938	973	-	856	26	14

Direct financing leases	-	-	-	-	-	-

Consumer	-	-	-	-	-	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$6,694	$7,189	$-	$7,181	$292	$126

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,509	$2,662	$747	$2,938	$49	$107

Residential real estate:
Residential	6	6	-	6	-	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	3,241	3,425	471	3,267	172	3
Construction	934	934	49	934	-	30

Home equities	-	-	-	-	-	-

Direct financing leases	164	178	13	266	14	-

Consumer	44	121	9	60	9	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$6,898	$7,326	$1,289	$7,471	$244	$140

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,786	$2,951	$747	$3,330	$59	$113
	-	-	-	-	-	-
Residential real estate:
Residential	1,443	1,564	-	1,450	56	12
Construction	-	-	-	-	-	-
	-	-	-	-	-	-
Commercial real estate:
Commercial	6,554	6,980	471	6,978	346	97
Construction	1,663	1,748	49	1,712	26	30
	-	-	-	-	-	-
Home equities	938	973	-	856	26	14
	-	-	-	-	-	-
Direct financing leases	164	178	13	266	14	-
	-	-	-	-	-	-
Consumer	44	121	9	60	9	-
	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total impaired loans and leases	$13,592	$14,515	$1,289	$14,652	$536	$266

The Company had three commercial loan relationships identified as impaired with an unpaid principal balance of $4.9 million as of September 30, 2013, and two commercial loans identified as impaired with an unpaid principal balance of $2.6 as of December 31, 2012, which it was unable to perform an appropriate impairment calculation due to the lack of reliable financial information from the borrower.  The reserve on these loans was $0.5 million and $0.3 million at September 30, 2013 and December 31, 2012, respectively, as determined according to the credit risk rating per the Company’s allowance for loan and lease losses methodology, as described in Note 1 – “Organization and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Non-performing loans and leases

The following table sets forth information regarding non-performing loans and leases as of the dates specified:

	September 30, 2013	December 31, 2012
	(in thousands)
Non-accruing loans and leases:
Commercial and industrial loans	$3,112	$914
Residential real estate:
Residential	766	1,443
Construction	-	-
Commercial real estate:
Commercial and multi-family	9,141	4,309
Construction	-	729
Home equities	536	618
Direct financing leases	61	171
Consumer loans	20	44
Other	-	-
Total non-accruing loans and leases	$13,636	$8,228

Accruing loans 90+ days past due	675	-
Total non-performing loans and leases	$14,311	$8,228

Total non-performing loans and leases
to total assets	1.73%	1.02%
Total non-performing loans and leases
to total loans and leases	2.29%	1.41%

Troubled debt restructurings

The Company had $18.5 million in loans and leases that were restructured in a troubled debt restructuring (“TDR”) at September 30, 2013, compared with $11.5 million at December 31, 2012.  $12.6 million and $6.0 million of those balances were in non-accrual status at September 30, 2013 and December 31, 2012, respectively.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months.  Those loans and leases that are in accruing status have shown evidence of performance for at least six months as of September 30, 2013 and December 31, 2012.  One residential mortgage for $0.4 million was restructured under a government assistance program in 2012.    All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans and leases where borrowers were experiencing financial difficulty.  The Company did not engage in any re-modifications during the three or nine month periods ended September 30, 2013 and 2012.  Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the three or nine month periods ended September 30, 2013 and 2012.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of September 30, 2013, there were no commitments to lend additional funds to debtors owing on loans or leases whose terms have been modified in TDRs.

The following tables summarize the loans and leases that were classified as troubled debt restructurings as of the dates indicated:

	September 30, 2013
	($ in thousands)

	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$4,915	$2,960	$1,955	$651

Residential real estate:
Residential	1,036	461	575	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	10,605	8,937	1,668	33
Construction	1,675	-	1,675	-

Home equities	193	193	-	-
Direct financing leases	40	13	27	-
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$18,464	$12,564	$5,900	$684

	December 31, 2012
	($ in thousands)

	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,592	$720	$1,872	$335

Residential real estate:
Residential	509	509	-	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	6,203	3,958	2,245	471
Construction	1,663	729	934	-
				-
Home equities	320	-	320	-
Direct financing leases	164	70	94	13
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$11,451	$5,986	$5,465	$819

The Company’s TDRs have various agreements that involve deferral of principal payments, or interest-only payments, for a period (usually 12 months or less) to allow the customer time to improve cash flow or sell the property.  Other common types of concessions leading to the designation of a TDR are lines of credit that are termed out and extensions of maturities at rates that are less than market given the risk profile of the borrower.

The following table shows the data for TDR activity by type of concession granted to the borrower for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	($ in thousands)			($ in thousands)

Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	6	$2,400	$2,400	-	$-	$-
Combination of concessions	-	-	-	2	1,680	1,680
Residential Real Estate & Construction:
Rate reduction	-	-	-	1	475	475
Commercial Real Estate & Construction:
Deferral of principal	2	6,438	7,963	1	735	735
Extension of maturity	-	-	-	2	1,194	1,194
Home Equities:
Extension of maturity and rate reduction	1	136	136	-	-	-
Term out line of credit	1	57	57	-	-	-
Direct financing leases	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Other	-	-	-	-	-	-

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	($ in thousands)			($ in thousands)

Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	6	$2,400	$2,400	-	$-	$-
Interest rate reduction	2	330	330	1	249	249
Extension of maturity & interest rate reduction	5	361	361	-	-	-
Combination of concessions	1	250	250	3	1,687	1,687
Residential Real Estate & Construction:
Extension of maturity	4	583	583	1	43	43
Rate reduction	-	-	-	1	475	475
Commercial Real Estate & Construction:
Deferral of principal	2	6,438	7,963	2	820	820
Extension of maturity	2	739	739	2	1,194	1,194
Extension of maturity and rate reduction	-	-	-	1	637	637
Home Equities:
Extension of maturity and rate reduction	1	136	136	-	-	-
Term out line of credit	1	57	57	-	-	-
Direct financing leases	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan or lease is determined to be uncollectible, the loan or lease will be charged off.  The following table presents loans and leases which were classified as TDRs during the previous 12 months which defaulted during the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
($ in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	2	$57	-	$-
Residential Real Estate:
Residential	-	-	1	44
Construction	-	-	-	-
Commercial Real Estate:
Commercial and Multi-Family	-	-	-	-
Construction	-	-	-	-
Home Equities	-	-	-	-
Direct financing leases	-	-	-	-
Consumer loans	-	-	-	-
Other	-	-	-	-

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
($ in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	8	$239	4	$876
Residential Real Estate:
Residential	-	-	1	44
Construction	-	-	-	-
Commercial Real Estate:
Commercial and Multi-Family	1	165	4	804
Construction	-	-	1	735
Home Equities	-	-	-	-
Direct financing leases	-	-	-	-
Consumer loans	-	-	-	-
Other	-	-	-	-

Covered Loans and the Related Allowance

On July 24, 2009, the Bank entered into a definitive purchase and assumption agreement with the FDIC under which the Bank assumed approximately $51.0 million in liabilities, consisting almost entirely of deposits, and purchased substantially all of the assets of Waterford Village Bank.  The loan portfolio acquired in the transaction totaled $42.0 million.  The loans acquired in that acquisition were referred to as “covered” loans because they were “covered” by a loss sharing agreement with the FDIC.  The agreement called for the FDIC to reimburse the Bank for 80% of losses up to $5.6 million and 95% of losses beyond that threshold.  At acquisition, the Company marked the covered loan portfolio to its market value and the allowance for loan and lease losses related to the covered loans was zero.  Since acquisition, management has provisioned for any incremental increases in estimated credit losses due to deterioration in specific loans or increased risk factors on pools of loans.  As a result of the FDIC guarantees, the provision for loan and lease losses and the allowance for loan and lease losses were presented net of FDIC guarantees related to covered loans.

On July 1, 2013, the Company accepted an offer from the FDIC to terminate the loss sharing agreement governing the Company’s “covered” loan portfolio.  As a result of the termination of the loss share agreement, the Company recognized $0.6 million in provision for loan and lease losses related to the FDIC guarantee on previously “covered” loans during the third quarter.

5. PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three and nine month periods ended September 30, 2013, the Company had an average of 51,920 and 42,164 dilutive shares, respectively.  The Company had an average of 24,321 and 13,436 dilutive shares for the three and nine month periods ended September 30, 2012, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share.  For the three and nine month periods ended September 30, 2013, there was an average of 35,089 and 45,487 shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.  There were 71,234 and 161,596 potentially anti-dilutive shares for the three and nine month periods ended September 30, 2012, respectively.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and nine month periods ended September 30, 2013 and 2012:

	Balance at June 30, 2013	Net Change	Balance at September 30, 2013
	(in thousands)
Net unrealized gain (loss) on investment securities	$791	$(142)	$649
Net defined benefit pension plans adjustments	(2,281)	38	(2,243)
Total	$(1,490)	$(104)	$(1,594)

	Balance at June 30, 2012	Net Change	Balance at September 30, 2012
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,433	$357	$2,790
Net defined benefit pension plans adjustments	(2,109)	39	(2,070)
Total	$324	$396	$720

	Balance at December 31, 2012	Net Change	Balance at September 30, 2013
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,457	$(1,808)	$649
Net defined benefit pension plans adjustments	(2,356)	113	(2,243)
Total	$101	$(1,695)	$(1,594)

	Balance at December 31, 2011	Net Change	Balance at September 30, 2012
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,534	$256	$2,790
Net defined benefit pension plans adjustments	(2,188)	118	(2,070)
Total	$346	$374	$720

	Three Months Ended, September 30, (in thousands)
	2013			2012
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$(231)	$89	$(142)	$582	$(225)	$357
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-	-	-	-
Net change	$(231)	$89	$(142)	$582	$(225)	$357

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	17	(7)	10	21	(8)	13
Amortization of actuarial loss (a)	45	(17)	28	41	(15)	26
Net change	$62	$(24)	$38	$62	$(23)	$39

Other Comprehensive Income (Loss)	$(169)	$65	$(104)	$644	$(248)	$396

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

	Nine Months Ended, September 30, (in thousands)
	2013			2012
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$(2,950)	$1,142	$(1,808)	$415	$(159)	$256
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-	-	-	-
Net change	$(2,950)	$1,142	$(1,808)	$415	$(159)	$256

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	52	(20)	32	65	(25)	40
Amortization of actuarial loss (a)	133	(52)	81	127	(49)	78
Net change	$185	$(72)	$113	$192	$(74)	$118

Other Comprehensive Income (Loss)	$(2,765)	$1,070	$(1,695)	$607	$(233)	$374

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013
	(in thousands)

	Banking	Insurance Agency
	Activities	Activities	Total

Net interest income (expense)	$7,203	$(29)	$7,174

Provision for loan and lease losses	774	-	774

Net interest income (expense) after
provision for loan and lease losses	6,429	(29)	6,400

Non-interest income	712	-	712

Insurance service and fees	151	1,755	1,906

Non-interest expense	6,174	1,174	7,348

Income before income taxes	1,118	552	1,670

Income tax provision (benefit)	(1,015)	235	(780)

Net income	$2,133	$317	$2,450

	Three Months Ended September 30, 2012
	(in thousands)

	Banking	Insurance Agency
	Activities	Activities	Total

Net interest income (expense)	$6,976	$(31)	$6,945

Provision for loan and lease losses	9	-	9

Net interest income (expense) after
provision for loan and lease losses	6,967	(31)	6,936

Non-interest income	1,442	-	1,442

Insurance service and fees	-	1,774	1,774

Non-interest expense	6,078	1,278	7,356

Income before income taxes	2,331	465	2,796

Income tax provision	479	181	660

Net income	$1,852	$284	$2,136

	Nine Months Ended September 30, 2013
	(in thousands)

	Banking	Insurance Agency
	Activities	Activities	Total

Net interest income (expense)	$21,090	$(87)	$21,003

Provision for loan and lease losses	1,304	-	1,304

Net interest income (expense) after
provision for loan and lease losses	19,786	(87)	19,699

Non-interest income	3,511	-	3,511

Insurance service and fees	384	5,248	5,632

Non-interest expense	18,232	3,450	21,682

Income before income taxes	5,449	1,711	7,160

Income tax provision	299	672	971

Net income	$5,150	$1,039	$6,189

	Nine Months Ended September 30, 2012
	(in thousands)

	Banking	Insurance Agency
	Activities	Activities	Total

Net interest income (expense)	$20,771	$(93)	$20,678

Provision for loan and lease losses	62	-	62

Net interest income (expense) after
provision for loan and lease losses	20,709	(93)	20,616

Non-interest income	4,180	-	4,180

Insurance service and fees	-	5,363	5,363

Non-interest expense	17,805	3,783	21,588

Income before income taxes	7,084	1,487	8,571

Income tax provision	1,982	580	2,562

Net income	$5,102	$907	$6,009

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

	September 30,	December 31,
	2013	2012

	(in thousands)

Commitments to extend credit	$222,959	$135,028

Standby letters of credit	2,626	8,042

Total	$225,585	$143,070

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank has not incurred any losses on its commitments and did not record a reserve for its commitments during the first nine months of 2013 or during 2012.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP.  The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered material.

The Company is subject to possible litigation proceedings in the normal course of business. As of September 30, 2013 and December 31, 2012, there were no claims pending against the Company that management considered material.

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

The Bank contributed $185 thousand to the defined benefit pension plan in the first nine months of 2013 and plans to contribute an additional $45 thousand before the end of the year.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and nine month periods ended September 30, 2013 and 2012:

	Three months ended September 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2013	2012	2013	2012

Service cost	$-	$-	$42	$45

Interest cost	47	54	32	39

Expected return on plan assets	(65)	(57)	-	-

Amortization of prior service cost	-	-	17	22

Amortization of the net loss	17	16	28	27

Net periodic cost (benefit)	$(1)	$13	$119	$133

	Nine months ended September 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2013	2012	2013	2012

Service cost	$-	$-	$124	$135

Interest cost	143	160	94	116

Expected return on plan assets	(195)	(170)	-	-

Amortization of prior service cost	-	-	52	65

Amortization of the net loss	50	47	83	81

Net periodic cost (benefit)	$(2)	$37	$353	$397

10.   RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  Accounting for a business combination requires that at each subsequent reporting date, an acquirer measure an indemnification asset on the same basis as the indemnified liability or asset, subject to any contractual limitations on its amount, and, for an indemnification asset that is not subsequently measured at its fair value, management’s assessment of the collectability of the indemnification asset. The objective of this ASU is to address the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). The new guidance is effective for interim and annual periods beginning after December 15, 2012.  The Company adopted this ASU effective January 1, 2013.  The Company was party to an indemnification agreement with the FDIC related to the Company’s acquisition of Waterford Village Bank in July 2009, however, this agreement was terminated effective July 1, 2013.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The objective of this ASU is to eliminate diversity in practice for presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The main provision states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  This ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2013.

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

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is typically performed annually as of December 31st.   No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value.  There were no triggering events in the nine month period ended September 30, 2013 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Activity

Total loans and leases grew to $625.6 million at September 30, 2013, a $17.8 million, or 2.9%, increase from total loans and leases of $607.8 million at June 30, 2013, and a $42.7 million, or 7.3%, increase from $582.9 million at December 31, 2012.

Loans secured by real estate were $506.6 million at September 30, 2013, reflecting a $15.2 million, or 3.1%, increase from $491.4 million at June 30, 2013, and a $28.6 million or 6.0% increase from December 31, 2012.  The Company’s commercial real estate portfolio has historically been the fastest growing part of the portfolio, however, the largest year-to-date growth of $21.8 million, or 31.9%, was experienced in the Company’s residential mortgage portfolio.  In the third quarter of 2013, residential mortgages increased $9.6 million, or 12.0%, since June 30, 2013.  Commercial construction and commercial and multi-family loans increased $5.3 million, or 1.5%, since June 30, 2013, and $7.0 million, or 2.0%, since December 31, 2012.

The Company continued to retain more of its originated residential mortgages during the third quarter of 2013, selling fewer loans to FNMA than it has in the past.  Residential mortgages increased to $90.0 million at September 30, 2013, reflecting a $9.6 million, or 12.0%, increase from June 30, 2013.  Residential mortgage originations increased to $12.8 million and $31.0 million in the three and nine month periods ended September 30, 2013, respectively, compared with $9.0 million and $24.1 million in the three and nine month periods ended September 30, 2012, respectively.

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages.  In the three month period ended September 30, 2013, the Bank did not sell any mortgages to FNMA, as compared with $6.0 million during the three month period ended September 30, 2012.  During the nine month period ended September 30, 2013, the Bank sold mortgages to FNMA totaling $0.8 million, as compared with $17.1 million sold for the nine month period ended September 30, 2012.  At September 30, 2013, the Bank had a loan servicing portfolio principal balance of $65.8 million upon which it earns servicing fees, as compared with $73.7 million at December 31, 2012.  The value of the mortgage servicing rights for that portfolio was $0.5 million at September 30, 2013 and December 31, 2012.  At September 30, 2013, there were no residential mortgage loans held-for-sale, compared with $0.9 million at December 31, 2012.  The Company had no commercial loans held-for-sale at September 30, 2013 and at December 31, 2012.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

The Company continues to focus on commercial and industrial (“C&I”) lending as a way to diversify its loan portfolio, which has historically experienced strong growth rates in real estate loans.  Declining line of credit usage and loan payoffs had resulted in a decrease in C&I balances during 2012.  In the third quarter of 2013, C&I balances increased $4.8 million or 4.3% from $112.3 million at June 30, 2013 to $117.1 million at September 30, 2013.  On a year-to-date basis, C&I loans increased $17.1 million or 17.1% from $100.0 million at December 31, 2012.

The leasing portfolio continued to roll-off under the Company’s 2009 decision to exit the direct financing leasing business.  At September 30, 2013, there was no net book value for direct financing leases, due to a $0.3 million direct financing lease receivable and an offsetting $0.3 million mark-to-market balance.  Direct financing leases were $0.3 million at June 30, 2013,  and $1.6 million at December 31, 2012.

Credit Quality of Loan Portfolio

Total non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled $14.3 million, or 2.29% of total loans and leases outstanding, as of September 30, 2013, compared with $13.5 million, or 2.21% of total loans and leases outstanding, at June 30, 2013, and $8.2 million, or 1.41%, of total loans and leases outstanding at December 31, 2012.  The year-to-date increase of $6.1 million, or 73.9%, in non-performing loans and leases is due to a single commercial mortgage credit relationship that moved into non-accrual status in the second quarter of 2013.  Management believes that this commercial mortgage loan is well-secured by collateral value, and was successfully restructured with a new borrower in the current quarter.

In the third quarter of 2013, commercial credits graded as “special mention” and “substandard” increased $7.3 million from $21.5 million at June 30, 2013 to $28.8 million at September 30, 2013, primarily due to an increase in commercial and multi-family mortgages classified as “special mention” during the third quarter.  “Special mention” and “substandard” commercial credits have increased  $12.8 million from $16.0 million as of December 31, 2012, primarily due to a $7.9 million downgrade to of a well-secured commercial mortgage to “substandard” in the second quarter of 2013.  As noted in Note 4 to these Unaudited Financial Statements, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan and lease losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss than “pass” or “watch” credits.  As of September 30, 2013, $17.0 million, or 92.1%, of the $18.4 million “substandard” credits were identified as impaired, and thus, individually evaluated for specific reserves.

The allowance for loan and lease losses totaled $10.9 million, or 1.74% of total loans and leases outstanding as of September 30, 2013, compared with $10.3 million, or 1.69% of total loans and leases outstanding as of June 30, 2013, and $9.7 million or 1.67% at December 31, 2012.  The $1.2 million increase in the allowance from December 31, 2012 resulted from a $0.6 million provision in the third quarter of 2013 due to the termination of a loss share agreement with the FDIC, a $0.8 million provision for loan and lease losses recorded during the first nine months of 2013, and minimal net charge-offs of less than $0.2 million during the first nine months of the year.  The net charge-off (recovery) ratio in the third quarter of 2013 equated to 0.09% ratio of average net loans and leases, compared with a ratio of 0.31% in the third quarter of 2012.

The third quarter coverage ratio of the allowance for loan and lease losses to non-performing loans and leases of 76.1% remained consistent with the prior quarter of 76.2%, and decreased from 118% at December 31, 2012, due to the increase in non-performing loans and leases in the first nine months of 2013, as discussed above.

Investing Activities

Total securities were $96.3 million at September 30, 2013, compared with $96.5 million at June 30, 2013, and $95.8 million at December 31, 2012, respectively.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, decreased to $42.7 million at September 30, 2013 from $59.8 million at June 30, 2013 and $78.1 million at December 31, 2012.  Interest-bearing cash decreased in the third quarter due to loan growth and bank-owned life insurance purchases.  Securities and interest-bearing deposits at correspondent banks made up 20.1% of the Bank’s total average interest earning assets in the third quarter, compared with 23.0% and 20.0% in the second quarter of 2013 and third quarter of 2012, respectively.

The Company’s highest concentration in its securities portfolio was in tax-advantaged debt securities issued by state and political subdivisions with 34.8% at September 30, 2013, compared with 33.7% at June 30, 2013 and 32.9% at December 31, 2012.  The concentration in U.S. government-sponsored agency bonds was 29.5% of the total securities portfolio at September 30, 2013, compared with 30.5% at June 30, 2013 and 29.6% at December 31, 2012.  U.S. government-sponsored mortgage-backed securities comprised 31.8% of the securities portfolio at September 30, 2013, compared with 32.0% and 33.7% at June 30, 2013 and December 31, 2012, respectively.

Management believes that the credit quality of the securities portfolio as a whole is strong as the portfolio has no individual securities in a significant unrealized loss position.  While interest rates have been near historic lows, long-term rates increased in the third and second quarters of 2013, compared to the first quarter of 2013 and fourth quarter of 2012.  As a result, the net unrealized gain position of the available-for-sale investment portfolio decreased from $4.0 million and $1.3 million at December 31, 2012 and June 30, 2013, respectively, to $1.1 million at September 30, 2013.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  Available-for-sale securities with a total fair value of $75.5 million at September 30, 2013, as compared with $77.0 million at June 30, 2013 and $68.0 million at December 31, 2012, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at September 30, 2013 were $702.6 million, compared with $692.4 million and $679.0 million at June 30, 2013 and December 31, 2012, respectively, reflecting a 1.5% increase from second quarter 2013 and a 3.5% increase from fourth quarter 2012.  The increase in deposit balances since the second quarter of 2013 and the fourth quarter of 2012 was driven by growth in non-interest bearing demand deposit products.  Demand deposits have increased $7.6 million, or 5.7%, and $17.0 million, or 13.8%, since June 30, 2013 and December 31, 2012, respectively.

The Company’s retail deposit growth vehicle for the last three years has been its complementary Better Checking and Better Savings products, which are included in the NOW and regular savings deposit categories, respectively, on the Company’s balance sheet.  The Better Checking product is unique in the Bank’s Western New York footprint as it pays a premium interest rate as a reward to customers who demonstrate a deep relationship with the Bank as evidenced by regular use of their debit card, use of direct deposit, and electronic statements.  However, the growth in NOW and savings deposits slowed in the first three quarters of 2013 as the Better Checking and Better Savings products begin to mature and the Company continued to lower rates on selected deposit products given the Company’s current excess liquidity and declining net interest margin in this extended low rate environment.

In the third quarter of 2013, time deposits slightly increased to $112.3 million from $112.1 million at June 30, 2013, and increased  $3.4 million, or 3.1%, from December 31, 2012.  Time deposit rates remain near historic lows, resulting in balance declines or low growth for the past three years, as customers have preferred liquid savings deposits.

Other borrowings, which typically include the Bank’s overnight line of credit and other advances with the FHLBNY, were $9.0 million at September 30, 2013 and June 30, 2013, and $19.0 million at December 31, 2012.   In the first quarter of 2013, a $7.0 million advance with FHLBNY matured and was not replaced, in addition to a $3.0 million maturity of an FHLBNY advance in the second quarter of 2013.  The Company remains in an overall liquid position, and therefore has not needed to replace or add to its wholesale borrowings.

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

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$604,283	$7,445	4.93%	$590,200	$7,567	5.13%
Taxable securities	61,157	402	2.63%	64,923	450	2.77%
Tax-exempt securities	35,892	263	2.93%	34,424	277	3.22%
Interest bearing deposits at banks	55,102	39	0.28%	48,619	15	0.12%

Total interest-earning assets	756,434	$8,149	4.31%	738,166	$8,309	4.50%

Non interest-earning assets:

Cash and due from banks	14,525			10,941
Premises and equipment, net	11,236			10,901
Other assets	36,700			35,934

Total Assets	$818,895			$795,942

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$66,926	$80	0.48%	$62,283	$161	1.03%
Regular savings	379,306	282	0.30%	374,170	494	0.53%
Time deposits	111,774	444	1.59%	108,179	451	1.67%
Other borrowed funds	9,012	80	3.55%	19,000	164	3.45%
Junior subordinated debentures	11,330	82	2.89%	11,330	88	3.11%
Securities sold U/A to repurchase	14,348	7	0.20%	9,553	6	0.25%

Total interest-bearing liabilities	592,696	$975	0.66%	584,515	$1,364	0.93%

Noninterest-bearing liabilities:
Demand deposits	135,491			124,590
Other	12,323			13,186
Total liabilities	$740,510			$722,291

Stockholders' equity	78,385			73,651

Total Liabilities and Equity	$818,895			$795,942

Net interest earnings		$7,174			$6,945

Net interest margin			3.79%			3.76%

Interest rate spread			3.65%			3.57%

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$588,640	$21,974	4.98%	$578,003	$22,596	5.21%
Taxable securities	63,047	1,223	2.59%	67,852	1,452	2.85%
Tax-exempt securities	35,351	799	3.01%	34,145	879	3.43%
Interest bearing deposits at banks	69,323	103	0.20%	36,959	39	0.14%

Total interest-earning assets	756,361	$24,099	4.25%	716,959	$24,966	4.64%

Non interest-earning assets:

Cash and due from banks	14,308			11,239
Premises and equipment, net	11,280			10,586
Other assets	35,933			36,315

Total Assets	$817,882			$775,099

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$68,149	$279	0.55%	$59,266	$451	1.01%
Regular savings	381,871	883	0.31%	361,528	1,583	0.58%
Time deposits	111,205	1,344	1.61%	109,844	1,460	1.77%
Other borrowed funds	12,517	325	3.46%	20,548	517	3.35%
Junior subordinated debentures	11,330	243	2.86%	11,330	261	3.07%
Securities sold U/A to repurchase	14,484	22	0.20%	9,261	16	0.23%

Total interest-bearing liabilities	599,556	$3,096	0.69%	571,777	$4,288	1.00%

Noninterest-bearing liabilities:
Demand deposits	128,782			118,524
Other	12,057			13,020
Total liabilities	$740,395			$703,321

Stockholders' equity	77,487			71,778

Total Liabilities and Equity	$817,882			$775,099

Net interest earnings		$21,003			$20,678

Net interest margin			3.70%			3.85%

Interest rate spread			3.56%			3.64%

Net Income

Net income was $2.4 million in the third quarter of 2013, a 14.7% increase from $2.1 million in the third quarter of 2012.  The improvement in net income reflects a combination of higher net interest income, lower non-interest expense and increased fee income, partially offset by an increase in the provision for loan and lease losses. Return on average equity increased to 12.50% for the third quarter of 2013, compared with 11.60% in the third quarter of 2012.

For the nine months ended September 30, 2013, the Company recorded net income of $6.2 million, or $1.47 per diluted share, a 3.0% increase from net income of $6.0 million, or $1.45 per diluted share, in the same period in 2012. The return on average equity was 10.65% for the nine-month period ended September 30, 2013, compared with 11.15% for the same period in 2012.

Other Results of Operations – Quarterly Comparison

Net interest income was $7.2 million for the 2013 third quarter, up 3.3% when compared with the third quarter of 2012 and up 2.5% from the trailing second quarter of 2013.  Growth in interest-earning assets drove the increase from the third quarter of 2012, while growing loans and non-interest bearing demand deposits were responsible for the increase over the trailing quarter.

Net interest margin improved 11 basis points in the 2013 third quarter to 3.79% compared with 3.68% in the trailing second quarter.  Net interest margin was also up from the 2012 third quarter rate of 3.76%.  The increase in net interest margin from the prior-year period was due to a 27 basis point decrease in pricing on Evans’ interest bearing liabilities, partially offset by a 19 basis point decrease in the yield on interest-earning assets.

The provision for loan and lease losses increased in the 2013 third quarter by $0.7 million from the trailing second quarter to $0.8 million, largely due to the termination of the FDIC loss share agreement during the quarter.  In the third quarter of 2009, the Company engaged in a FDIC-assisted acquisition of Waterford Village Bank subject to FDIC indemnification for 80% of future losses relating to the acquired, or covered, loan portfolio.  In the current quarter, the Company accepted an offer from the FDIC to settle the indemnification on the remaining covered loans.  As a result of the termination of the loss share agreement, a $0.6 million loan loss provision was realized related to the 80% FDIC guarantee of estimated losses on covered loans, and a corresponding gain of $0.7 million with the settlement of the indemnification asset.  The prior-year period had a provision of $9 thousand and the trailing second quarter of 2013 had a provision of $80 thousand.

Non-interest income of $2.6 million was 26.7% of total revenue in the third quarter of 2013, down $0.6 million, or 18.6%, from the prior-year period.  The decrease was due mainly to a $1.6 million loss on a tax credit investment in a community-based project in the current quarter, partially offset by a $0.7 million gain realized from the termination of the FDIC loss sharing agreement, as discussed above.  The loss on the tax credit investment represents a write-off of an investment, with the recognition of an offsetting tax credit benefit realized in the quarter, included in current income tax provision.  Insurance agency revenue of $1.9 million was up $132 thousand, or 7.4%, from the 2012 third quarter, due mostly to increases in profit sharing.  Service charges on deposits increased 10.9% to $540 thousand from the prior-year period as a result of growing commercial deposit transactional relationships which have historically higher fees.  Compared with the trailing second quarter of 2013, total non-interest income decreased by 18.5% mostly due to the loss on tax credit investment.

Total non-interest expense was $7.3 million in the third quarter of 2013, a decrease of 0.1% from the third quarter of 2012.  Overall strong expense control drove these results.  Personnel expenses, the largest expense item for the Company, were down 3.0% from the prior-year period.  Also helping to reduce expenses were lower maintenance and technology expenses.  Maintenance was down $41 thousand, or 19.5%, compared with the third quarter of 2012 and technology expenses were $21 thousand, or 6.6%, lower than the prior-year period.

As a result, the Company’s third quarter efficiency ratio improved to 68.59% compared with 71.64% during the prior-year period.  The efficiency ratio excludes the one-time $0.7 million gain on termination of the FDIC loss share agreement and the $1.6 million loss on tax credit investment.

An income tax benefit of $779 thousand was recognized for the quarter ended September 30, 2013, compared to an income tax expense of $660 thousand in the prior-year period.  The difference is driven by a $1.8 million tax credit benefit realized in the third quarter of 2013 relating to a historic tax credit investment in a community project, as discussed above.  Excluding the impact of the historic tax credit and the write-off of the tax credit investment recognized in non-interest income, the current quarter effective tax rate was 31.8%, compared with an effective tax rate of 23.6% in the third quarter of 2012.  The tax rate variance from prior year period was due to the release of a reserve previously recorded for the 2008 tax year and resolved in the third quarter of 2012.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $21.0 million for the first nine months of 2013, up $0.3 million or 1.6% from the first nine months of 2012.  The increase in net interest income from prior year-to-date net interest income is primarily attributed to a 27.8% decrease in interest expense.

The Company’s net interest margin decreased by 15 basis points to 3.70% in the first nine months of 2013, compared with 3.85% in the first nine months of 2012.  While average interest-earning assets increased by 5.5% when compared to the prior year, yields declined 39 basis points due to the low-rate environment.  This decrease was partially offset by a 31 basis point reduction in the cost of interest-bearing liabilities from 1.00% in the first nine months of 2012 to 0.69% in the first nine months of 2013.

Provision for loan and lease losses increased $1.2 million in the first nine months of 2013, when compared to the first nine months of 2012.  The year-over-year increase is attributed to a $0.6 million in provision recognized in the third quarter of 2013 due to the termination of a loss share agreement with the FDIC, a $0.8 million provision for loan and lease losses recorded during the first nine months of 2013, and minimal net charge-offs less than $0.2 million during the first nine months of the year.

Non-interest income for the first nine months of 2013 decreased $0.4 million or 4.2% from the prior year period to $9.1 million, representing 30.3% of total revenue for the first nine months of 2013 compared with 31.6% of total revenue for the first nine months of 2012.    A $1.6 million loss from the write-off of the historic tax credit investment in a community-based project in the current quarter accounted for a significant portion of the decrease, when compared with the prior year period, partially offset by a $0.7 million gain realized from the termination of the FDIC loss sharing agreement.  Bank charges increased 12.4% in the first nine months of 2013, compared with the prior year period.  Insurance service and fees increased by $0.3 million or 5.0% in the first nine months of 2013 compared with the first nine months of 2012, driven by increases in profit-sharing income.  A 90.3% decrease in premiums on loans sold partially offset the increases in bank charges and insurance agency revenue, as the Company held more residential mortgages in portfolio in the first nine months of 2013, as compared with the prior year period.

Total non-interest expense increased 0.4% in the first nine months of 2013 from the first nine months of 2012.  The slight increase reflects a $0.2 million, or 11.9%, increase in occupancy expenses and a $0.1 million, or 8.1%, increase in technology and communications, offset by decreases in amortization expense of 37.3% and advertising and public relations of 13.7%.  The increase in occupancy expense is due to a $0.1 million write-off of software in the first quarter of 2013, while the decrease in amortization expense relates to insurance agency acquisitions that have fully amortized.  The year over year decrease in advertising expenses was driven by 2012 advertising campaigns geared toward attracting customers affected by a local competitor who had exited the market.

The Company’s efficiency ratio for the first nine months of 2013 improved to 69.39% compared with 70.48% during the prior-year period.  The efficiency ratio for the first nine months of 2013 was normalized for the one-time $0.7 million gain on termination of the FDIC loss share agreement and the $1.6 million loss on tax credit investment.

Income tax expense for the first nine months ended September 30, 2013, was $1.0 million, representing an effective tax rate of 13.6%, compared with an effective tax rate of 29.9% in the prior year period.    Excluding the impact of the historic tax credit and the write-off of the tax credit investment recognized in non-interest income, the effective tax rate for the first nine months of 2013 was 31.9%, compared with the prior year effective tax rate of 29.9%.  The year over year increase in the effective rate was primarily due to the prior year period release of reserve.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 10.27% and 9.69% at September 30, 2013 and December 31, 2012, respectively.  Book value per share of the Company’s common stock was $18.72 at September 30, 2013, compared with $17.94 at December 31, 2012.  Tangible book value per share (a non-GAAP measure) at September 30, 2013 was $16.76, compared with $15.92 at December 31, 2012.  The increase in both book value and tangible book value per share is a result of the Company’s $6.2 million in net income.

On July 2, 2013, the Federal Reserve Board approved the final Basel III capital rule set, effective for reporting periods after January 1, 2015.  The Company has assessed the impact of the final rule set on capital, and has determined it to be immaterial due to the Company’s eligibility for permanent elections and grandfathered provisions under the final rule set.

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

A reconciliation of this non-GAAP financial measure, tangible book value per share, to the most directly comparable GAAP financial measure, book value, is set forth in the following table:

($ in thousands, except per share data)	September 30, 2013	December 31, 2012

Stockholders' equity ("book value")	$78,635	$74,828

Goodwill	(8,101)	(8,101)
Intangible assets	(148)	(329)

Tangible book value	$70,386	$66,398

Number of common shares outstanding	4,200,207	4,171,473

Tangible book value per share	$16.76	$15.92

On August 28, 2013, the Company declared a cash dividend of $0.26 per share on the Company’s outstanding common stock. The dividend was paid on October 9, 2013 to shareholders of record as of September 18, 2013.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates.  Advances of up to $152.6 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At September 30, 2013, approximately 3.6% of the Bank’s securities had contractual maturity dates of one year or less and approximately 27.2% had maturity dates of five years or less.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. At September 30, 2013, in the Company’s internal stress test, the Company had net short-term liquidity of $106.8 million as compared with $75.5 million at December 31, 2012.  Available assets of $144.9 million, divided by public and purchased funds of $116.4 million, resulted in a long-term liquidity ratio of 124% at September 30, 2013, compared with 155% at December 31, 2012.

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

The Bank’s Asset-Liability Committee, which includes members of senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit taking activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, management has taken actions, and intends to do so in the future, to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments. Possible actions include, but are not limited to, changing the pricing of loan and deposit products, and modifying the composition of interest-earning assets and interest-bearing liabilities, and reliance on other financial instruments used for interest rate risk management purposes.

The following table demonstrates the possible impact of changes in interest rates on the Bank’s net interest income over a 12-month period of time:

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated increase
	in projected annual net interest income
	(in thousands)

	September 30, 2013	December 31, 2012
Changes in interest rates

+200 basis points	$2,082	$1,055
+100 basis points	1,905	1,588

-100 basis points	NM	NM
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of September 30, 2013 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 1, 2013

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

November 1, 2013

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – September 30, 2013 and December 31, 2012; (ii) Unaudited Consolidated Statements of Income – Three months ended September 30, 2013 and 2012; (iii)  Unaudited Consolidated Statements of Income – Nine months ended September 30, 2013 and 2012; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended September 30, 2013 and 2012; (v) Unaudited Statements of Consolidated Comprehensive Income – Nine months ended September 30, 2013 and 2012; (vi) Unaudited Consolidated Statements of Stockholder’s Equity – Nine months ended September 30, 2013 and 2012; (v) Unaudited Consolidated Statements of Cash Flows – Nine months ended September 30, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Financial Statements.