Form 10-K
period 2013-12-31
EVANS BANCORP INC
filed 2014-03-03
CIK 842518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2013

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-35021

EVANS BANCORP, INC.

(Exact name of registrant as specified in its charter)

New York	16-1332767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Grimsby Drive, Hamburg, New York	14075
(Address of principal executive offices)	(Zip Code)

(716) 926-2000
Registrant’s telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.50 per share	NYSE MKT LLC

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

On June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $52.7 million, based upon the closing sale price of a share of the registrant’s common stock on the NYSE MKT LLC.

As of February 28, 2014, 4,206,631 shares of the registrant’s common stock were outstanding.

Exhibit Index on Page 128

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2014 Annual Meeting of Shareholders, to be held on April 24, 2014, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Item 1.BUSINESS

EVANS BANCORP, INC.

Evans Bancorp, Inc. (the “Company”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  The principal office of the Company is located at One Grimsby Drive, Hamburg, NY 14075 and its telephone number is (716) 926-2000.  This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of Evans Bank.  The Company was incorporated on October 28, 1988, but the continuity of its banking business is traced to the organization of the Evans National Bank of Angola on January 20, 1920.  Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”  The Company’s common stock is traded on the NYSE MKT under the symbol “EVBN.”

At December 31, 2013, the Company had consolidated total assets of $833.5 million, deposits of $706.6 million and stockholders’ equity of $80.7 million.

The Company’s primary business is the operation of its subsidiaries.  It does not engage in any other substantial business activities.  The Company has two direct wholly-owned subsidiaries: (1) Evans Bank, N.A. (“Evans Bank” or the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York; and (2) Evans National Financial Services, LLC (“ENFS”), which owns 100% of the membership interests in The Evans Agency, LLC (“TEA”), which sells various premium-based insurance policies on a commission basis.  At December 31, 2013, the Bank represented 98.0% and ENFS represented 2.0% of the consolidated assets of the Company.  Further discussion of our segments is included in Note 18 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Evans Bank

The Bank is a nationally chartered bank that has its headquarters at One Grimsby Drive, Hamburg, NY, and a total of 13 full-service banking offices in Erie County and Chautauqua County, NY.

At December 31, 2013, the Bank had total assets of $824.0 million, investment securities of $104.9 million, net loans of $635.5 million, deposits of $713.8 million and stockholders’ equity of $71.7 million, compared to total assets of $799.6 million, investment securities of $95.8 million, net loans of $573.2 million, deposits of $683.4 million and stockholders’ equity of $73.1 million at December 31, 2012.  The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit, as its principal source of funding.  The Bank’s deposits are insured up to the maximum permitted by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

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

The Evans Agency, LLC

TEA, a property and casualty insurance agency, is a wholly-owned subsidiary of ENFS.  TEA is headquartered in Hamburg,  NY, with offices located throughout Western New York.  TEA is a full-service insurance agency offering personal, commercial and financial services products.  For the year ended December 31, 2013, TEA had total revenue of $6.7 million.

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

Other Subsidiaries

In addition to the Bank and TEA, the Company has the following direct and indirect wholly-owned subsidiaries:

Evans National Leasing, Inc. (“ENL”).  ENL, a wholly-owned subsidiary of the Bank, provided direct financing leasing of commercial small-ticket general business equipment to companies located throughout the contiguous 48 United States.  The Company announced in April 2009 that it was exiting the leasing business.  After attempting to sell the leasing portfolio, management decided to service it through to maturity.

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

MARKET AREA

The Company’s primary market area is Erie County, Niagara County, northern Chautauqua County and northwestern Cattaraugus County, NY.  This primary market area is the area where the Bank principally receives deposits and makes loans and TEA sells insurance.  Even though ENL conducted business outside of this defined market area, prior to the Company’s decision to exit the leasing business in 2009, this activity was not deemed to expand the Company’s primary market.

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

As an approximate indication of the Company’s competitive position, in Erie County, NY, where 13 of the Company’s  banking offices are located, the Bank had the sixth most deposits according to the FDIC’s annual deposit market share report as of June 30, 2013 with 2.0% of the total market’s deposits of $33.0 billion.  By comparison, the market leaders, M&T Bank and First Niagara Financial Group, have 74.8% of the county’s deposits combined.  The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

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

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios.  In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership Federal government corporation established to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is 0.62 basis points, or approximately 0.16 basis points per quarter.  These assessments will continue until the Financing Corporation bonds mature in 2019.  Pursuant to the Dodd-Frank Act, the deposit insurance assessment base was redefined in 2011 to reflect consolidated total assets less average tangible equity.  The result is that larger financial institutions, which have more assets leveraged with non-deposit wholesale funds, generally have paid a greater percentage of the aggregate insurance assessment and smaller banks, including the Bank, have paid less.

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

Dividends paid by the Bank have been the Company's primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank.  Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years.  As of December 31, 2013,  approximately $12.8 million was available for the payment of dividends without prior OCC approval.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements.  As indicated below, at December 31, 2013, the Bank was in compliance with these requirements.

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

Capital Adequacy

The FRB, the FDIC and the OCC have adopted risk-based capital adequacy guidelines for bank holding companies and banks under their supervision. These capital adequacy guidelines will be modified pursuant to the Basel III reform measures, described below.  Under existing guidelines, the so-called “Tier 1 capital” and “Total capital” as a percentage of risk-weighted assets and certain off-balance sheet instruments must be at least 4% and 8%, respectively.

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

Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth, are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4%.  As reflected in the following table, the risk-based capital ratios and leverage ratios of the Company and the Bank as of December 31, 2013 and 2012 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.

Capital Components and Ratios

(dollars in thousands)

	December 31, 2013
	(dollars in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital
(to Risk Weighted Assets)	$92,879	14.9%	$86,757	13.9%	$49,864	8.0%	$62,330	10.0%

Tier I Capital
(to Risk Weighted Assets)	$85,044	13.6%	$78,932	12.7%	$24,932	4.0%	$37,398	6.0%

Tier I Capital
(to Average Assets)	$85,044	10.4%	$78,932	9.6%	$32,823	4.0%	$41,029	5.0%

	December 31, 2012
	(dollars in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital
(to Risk Weighted Assets)	$84,843	14.7%	$80,251	13.9%	$46,287	8.0%	$57,859	10.0%

Tier I Capital
(to Risk Weighted Assets)	$77,580	13.4%	$72,988	12.6%	$23,143	4.0%	$34,715	6.0%

Tier I Capital
(to Average Assets)	$77,580	9.7%	$72,988	9.1%	$32,020	4.0%	$40,026	5.0%

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

Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered “well capitalized” if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater; and is not subject to any order or written directive to meet and maintain a specific capital level for a capital measure.  An “adequately capitalized” bank holding company or bank is defined as one that has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 risk-based capital ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of (1)).  A bank holding company or bank is considered (A) “undercapitalized” if it has: (i) a total risk-based capital ratio of less than 8%; (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of (1)); (B) “significantly undercapitalized” if it has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if it has a ratio of tangible equity to total assets equal to or less than 2%.  The FRB may reclassify a “well capitalized” bank holding company or bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency.  As of December 31, 2013, the Company and the Bank met the definition of “well capitalized” institutions.

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

I.

The creation of a new oversight regulator, the Financial Stability Oversight Council.  The council of regulators monitors and the financial system for systemic risk and will determine which entities pose significant systemic risk and should be subject to greater federal regulation and oversight.

II.

The Collins Amendment, which requires the federal banking agencies to establish minimum leverage capital and risk-based capital requirements for insured depository institutions, depository institution holding companies and non-bank financial companies supervised by the FRB (also known as systemically significant financial institutions).  The Collins Amendment provides that for certain large depository institution holding companies (greater than $15 billion in assets), certain hybrid financial instruments, such as trust preferred securities issued after May 19, 2010, must be phased out of Tier 1 capital over a three-year period beginning January 1, 2013.  The Company was well below this threshold at December 31, 2013.  At December 31, 2013, the Company had $11.3 million in trust preferred securities included in Tier 1 capital.

III.

The Durbin Amendment, which provided that interchange fees that a card issuer or payment network receives or charges for debit transactions will now be regulated by the FRB and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction.  The pricing provisions of the Durbin Amendment apply to card issuing financial institutions with more than $10 billion in assets.  The Durbin Amendment also prohibits all issuers and networks from restricting the number of networks over which electronic debit transactions may be processed to less than two unaffiliated networks, and prohibits issuers and networks from inhibiting a merchant’s ability to direct the routing of the electronic debit transaction over any network that the issuer has enabled to process them.  Although the Bank is exempt from the pricing provisions of the Durbin Amendment, it may be impacted by this provision if it has to match the reduced rates being offered by larger competitors.  Such a result could have a material adverse effect on the Company’s results of operations and cash flows.

IV.

A number of deposit insurance reforms, which have generally benefitted the Bank.  First, the Dodd-Frank Act redefined the deposit insurance assessment base to reflect consolidated total assets less average tangible equity.  The result is that larger financial institutions, which have more assets leveraged with non-deposit wholesale funds, have paid a greater percentage of the aggregate insurance assessment, while smaller banks (such as the Bank) have paid less than they would have under the prior rules.  The Dodd-Frank Act also increased the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35%, but exempted institutions with assets less than $10 billion from funding the cost of the increase.  The title also permanently increased deposit insurance coverage to $250,000 per account (subject to certain limitations).

V.

A permanent exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”), which requires that public companies receive an opinion from their external auditors as to the effectiveness of their internal control over financial reporting, for companies with a public market capitalization under $75 million. As a smaller reporting company, the Company qualifies for this exemption.  However, the Audit Committee of the Board of Directors and the Company’s management have decided to continue to voluntarily comply with SOX 404(b) as they believe it is in the best interest of the Company and its shareholders.

VI.

Establishment of the Consumer Financial Protection Bureau (the “CFPB”), an independent agency with the authority to prohibit practices that it finds to be unfair, deceptive, or abusive, in addition to requiring certain disclosures.

VII.

The imposition of new regulations on mortgage loan originators, including the imposition of new disclosure requirements and appraisal reforms, such as: the creation of a mortgage originator duty of care; the establishment of certain underwriting requirements designed to ensure that at the time of origination the consumer has a reasonable ability to repay the loan; the creation of document requirements intended to eliminate “no document” and “low document” loans; the prohibition of steering incentives for mortgage originators; a prohibition on yield spread premiums and prepayment penalties in some cases; and a provision that allows borrowers to assert as a foreclosure defense a contention that the lender violated the anti-steering restrictions or the reasonable repayment requirements.

Basel III

In addition to the Dodd-Frank Act, the international oversight body of the Basel Committee on Banking Supervision reached agreements to require more and higher-quality capital, known as Basel III, in July 2010.   Basel III is a comprehensive set of reform measures designed to strengthen the regulation, supervision and risk management of the banking sector.  These measures aim to improve the banking sector's ability to absorb shocks arising from financial and economic stress, whatever the source, improve risk management and governance, and strengthen banks' transparency and disclosures.  The federal banking agencies issued a final rule to implement Basel III as well as the minimum leverage and risk-based capital requirements of the Dodd-Frank Act in July 2013.

The Basel III Rules apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies.  Basel III constitutes a fundamental redefinition of bank capital requirements, and increases the minimum requirements for both the quantity and quality of capital held by the Company and the Bank.

The minimum capital level requirements applicable to the Company and the Bank under the Basel III rules are: a new common equity Tier 1 risk-based capital ratio requirement of 4.5%, a Tier 1 risk-based capital ratio of 6.0% (increased from 4.0%), a total risk-based capital ratio of 8.0% (unchanged from current rules), and a Tier 1 leverage ratio of 4.0%.  Common equity Tier 1 capital consists of common stock instruments that meet the eligibility criteria in the final rules, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest.

The rule also requires a capital conservation buffer composed of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets.  The capital conservation buffer will be phased in over three years beginning in 2016.  The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.

The final rules also increase the required capital for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations.  The final rules do not, however, adopt the changes in the proposed rule to the risk weights assigned to certain mortgage loan assets. The final rules instead adopt the risk weights for residential mortgages under the existing general risk-based capital rules, which assign a risk weight of either 50% (for most first-lien exposures) or 100% for other residential mortgage exposures.

In addition, the final rule includes certain exemptions to address concerns about the regulatory burden on community banks.  For example, as indicated above, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly filings to opt-out out of the onerous requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of common equity Tier 1 capital and, in effect, retain the AOCI treatment under the current capital rules.  Under the final rule, the Company may make a one-time, permanent election to continue to exclude AOCI from capital.  If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital.

The new minimum capital ratios will become effective for us on January 1, 2015 and will be fully phased-in on January 1, 2019.  Management believes that, as of December 31, 2013, the Company and the Bank would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect on that date.

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

EMPLOYEES

As of December 31, 2013, the Company had no direct employees.  As of December 31, 2013, the following table summarizes the employment rosters of the Company’s subsidiaries using full-time equivalent employees (“FTE”):

	2013	2012	2011	2010	2009
Bank	196	183	186	164	147
ENL	-	2	2	4	7
TEA	41	49	50	52	57
FCS	4	4	4	4	4
	241	238	242	224	215

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

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

The United States was in an economic recession from December 2007-June 2009, according to the U.S. National Bureau of Economic Research.  While the recession is technically over, economic growth has been muted and the national and state unemployment rates remain high at 6.7%  and 7.1%, respectively (per the U.S. and New York State Department of Labor) as of December 31, 2013.  The recession was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities.

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

Overall, during 2013, the business environment showed signs of modest improvement, but continued to be relatively unchanged from 2012 for many households and businesses in the United States and worldwide.  It is expected that the business environment in Western New York, the United States and worldwide will continue to be slow to recover from the recession.  There can be no assurance that these conditions will improve substantially in the near term. Such conditions could materially adversely affect the credit quality of the Company’s loans and leases, and therefore, the Company’s results of operations and financial condition.

Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Credit Risks

At December 31, 2013, the Company's portfolio of commercial real estate loans totaled $385.1 million, or 59.5% of total loans and leases outstanding, and the Company's portfolio of commercial and industrial (“C&I”) loans totaled $107.0 million, or 16.5% of total loans and leases outstanding.  The Company plans to continue to emphasize the origination of commercial loans as they generally earn a higher rate of interest than other loan products offered by the Bank.  Commercial loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of commercial real estate and C&I loans often depends on the successful operations and the income stream of the borrowers.  Commercial mortgages are collateralized by real property while C&I loans are typically secured by business assets such as equipment and accounts receivable.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans.  Also, many of the Company's commercial borrowers have more than one commercial real estate or C&I loan outstanding with the Company.  Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan.  Commercial real estate loans in non-accrual status at December 31, 2013 were $8.9 million, compared with $5.0 million at December 31, 2012.  C&I loans in non-accrual status at December 31, 2013 were $3.0 million, compared with $0.9 million at December 31, 2012.  Increases in the delinquency levels of commercial real estate and C&I loans could result in an increase in non-performing loans and the provision for loan and lease losses, which could have a material adverse effect on our results of operations and financial condition.

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

In the Event the Company's Allowance for Loan and Lease Losses is Not Sufficient to Cover Actual Loan and Lease Losses, the Company's Earnings Could Decrease

The Company maintains an allowance for loan and lease losses in order to capture the probable losses inherent in its loan and lease portfolio.  There is a risk that the Company may experience significant loan and lease losses which could exceed the allowance for loan and lease losses.  In determining the amount of the Company's recorded allowance, the Company makes various assumptions and judgments about the collectability of its loan and lease portfolio, including the creditworthiness of its borrowers, the effect of changes in the local economy on the value of the real estate and other assets serving as collateral for the repayment of loans, the effects on the Company's loan and lease portfolio of current economic indicators and their probable impact on borrowers, and the Company's loan quality reviews.  The emphasis on the origination of commercial real estate and C&I loans is a significant factor in evaluating an allowance for loan and lease losses.  As the Company continues to increase the amount of these loans in the portfolio, additional or increased provisions for loan and lease losses may be necessary and would adversely affect the results of operations.  In addition, bank regulators periodically review the Company's loan and lease portfolio and credit underwriting procedures, as well as its allowance for loan and lease losses, and may require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs.  At December 31, 2013, the Company had a gross loan portfolio of approximately $647.0 million and the allowance for loan and lease losses was approximately $11.5 million, which represented 1.78% of the total amount of gross loans and leases.  If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs, the Company may have to increase its allowance for loan and lease losses or loan and lease charge-offs which could have an adverse effect on the Company's operating results and financial condition.  There can be no assurances that the Company's allowance for loan and lease losses will be adequate to protect the Company against loan and lease losses that it may incur.

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

Changes in interest rates also affect the value of the Company's interest-earning assets, and in particular, the Company's securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  At December 31, 2013, the Company's securities available for sale totaled $99.7 million.  Net unrealized gains on securities available for sale, net of tax, amounted to $0.2 million and are reported as a separate component of stockholders' equity.  Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders' equity or earnings.

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

Consistent with its statutory mandate to foster maximum employment and price stability, the Federal Open Market Committee (the “Fed”) had practiced policy accommodation by purchasing additional agency mortgage-backed securities throughout 2012.  In its December 2013 meeting, the Fed indicated that it had seen improvement in the economic activity and labor markets consistent with growing underlying strength in the broader economy.  In light of the cumulative progress toward maximum employment, the Fed decided to modestly reduce the pace of its asset purchases from $40 billion per month to $35 billion per month.  If incoming information broadly supports the Fed’s expectation of ongoing improvement in the labor market and inflation moving back towards it longer run objective, the Fed will likely reduce the pace of asset purchases.

To support continued progress toward maximum employment and price stability, the Fed said that it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the economic recovery strengthens. In particular, the Fed also decided to keep the target range for the federal funds rate at 0 to 1/4 percent and currently anticipates that exceptionally low levels for the federal funds rate are likely to be warranted past the time the unemployment rate goes below 6.5%.

Easy monetary policy by the FRB may increase the interest rate risk for the Company by lowering interest rates over the near term, but also by inadvertently causing inflation to rise at a rapid pace once the economy more fully rebounds from the recession.  High inflation rates are usually accompanied by an increase in interest rates.

The Fed’s current accommodative stance has resulted in extraordinarily low interest rates during the past four years and played a part in compressing the Company’s net interest margin from 4.16% in 2010 to 3.99% in 2011 to 3.84% in 2012 and 3.74% in 2013.  While assets continue to re-price into lower rates as loans and investments mature, the re-pricing opportunities on the liability side have mostly been exhausted.  Further compression of the Company’s net interest margin could occur as a result of the Fed’s accommodative monetary policy, which could have a material adverse effect on the Company’s results of operations and financial condition.

The Company May Be Adversely Affected by the Soundness of Other Financial Institutions

Financial services institutions are interrelated as a result of counterparty relationships.  The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry.  The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York (“FHLBNY”).  The Company uses FHLBNY as its primary source of overnight funds and also has several long-term advances with FHLBNY.  At December 31, 2013, the Company had a total of $9.0 million in borrowed funds with FHLBNY.  The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY.  As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY.  The Bank held FHLBNY stock with a fair value of $1.4 million as of December 31, 2013.  The Bank’s FHLBNY stock average yield in 2013 was 4.4%.

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

The impending capital requirement changes from Basel III discussed in Item 1 could have a material adverse impact on the Company.  Even though the Bank exceeds current and proposed minimum regulatory capital levels, adverse changes to residential mortgage risk weights, new requirements for common equity capital, inclusion of accumulated other comprehensive income in regulatory capital, the phase out of trust preferred securities, along with the adoption of new capital conservation buffers would reduce the Bank’s current capital position and over time could cause the Bank to fail to meet minimum regulatory requirements.  These positions are subject to volatility due to changes in interest rates and credit spreads.  The current positive balance is a product of the continued ultra low interest rate environment, which could change in the future.  Rapid increases in interest rates and credit spreads could reverse the gain position and force the Company’s accumulated other comprehensive income to become negative and have an adverse impact on the Bank’s regulatory capital.  Although there is a phase-in period in the proposed rules, other headwinds such as the ultra-low interest rate environment, fragile economic recovery, possible recession, and further constraints on profitability by regulators could impact the Bank’s ability to meet the new regulatory minimums once the phase-in periods have ended.

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

At December 31, 2013, the Bank conducted its business from its administrative office and 13 branch offices.  The Bank’s administrative office is located at One Grimsby Drive in Hamburg, NY.  The administrative office facility is 26,000 square feet and is owned by the Bank.  This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank.  The Bank also owns a building on Sunset Drive in Hamburg, NY that houses its Operations Center.

The Bank has 13 branch locations.  The Bank owns the building and land for five locations.  The Bank owns the building but leases the land for four locations.  Four other locations are leased.

TEA operates from a 10,000 square foot office located at 6834 Erie Road, Derby, NY, which is owned by the Bank.  TEA has 7 retail locations.  TEA leases 4 of the locations.  The Bank owns two of the locations and TEA owns the remaining building.

The Company owned $11.2 million in properties and equipment, net of depreciation at December 31, 2013, compared with $11.4 million at December 31, 2012.

Item 3.LEGAL PROCEEDINGS

The nature of the Company’s business generates a certain amount of litigation involving matters arising in the ordinary course of business.

On January 22, 2014, the Office of the Attorney General for the State of New York (the “NYAG”) formally confirmed to the Company that it has conducted a nonpublic investigation of certain residential mortgage lending practices, and is considering bringing an enforcement action against the Company and the Bank.  The NYAG is requesting certain remedies including payment of a civil penalty and various remedial measures.

We have been engaged in discussions with the NYAG regarding this investigation.  The Company believes that it has meritorious defenses to the NYAG’s investigation,  denies any wrongdoing, and intends to defend against any allegations.

Based on the indeterminate status of discussions with the NYAG and the limited information known to the Company, we are unable to predict whether a formal action will be filed against us, to assess the likelihood of a favorable or unfavorable outcome in this event, or to estimate the impact, if any, that this matter may have on the Company’s business, financial position, results of operations or cash flows.

In the opinion of management, there are no other proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely, would have a material effect on the Company’s results of operations or financial condition.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.    The Company’s common stock is listed on the NYSE MKT under the symbol EVBN.

The following table shows, for the periods indicated, the high and low sales prices per share of the Company’s common stock for fiscal 2013 and 2012 as reported on the NYSE MKT.

	2013		2012
QUARTER	High	Low	High	Low
FIRST	$18.29	$15.50	$14.35	$11.95
SECOND	$18.15	$17.20	$16.49	$14.15
THIRD	$19.87	$17.57	$17.95	$15.45
FOURTH	$21.20	$19.75	$16.90	$15.25

Holders. The approximate number of holders of record of the Company’s common stock as of February 28, 2014 was 1,290.

Cash Dividends.  The Company paid the following cash dividends on shares of the Company’s common stock during fiscal 2012 and 2013:

•	A cash dividend of $0.22 per share on April 10, 2012 to holders of record on March 20, 2012.
•	A cash dividend of $0.22 per share on October 9, 2012 to holders of record on September 11, 2012.
•	A cash dividend of $0.24 per share on December 31, 2012 to holders of record on December 24, 2012.
•	A cash dividend of $0.26 per share on October 9, 2013 to holders of record on September 18, 2013.

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

PERFORMANCE GRAPH

The following Performance Graph compares the Company's cumulative total stockholder return on its common stock for a five-year period (December 31, 2008 to December 31, 2013) with the cumulative total return of the NYSE MKT Composite Index and the NASDAQ Bank Index.  The comparison for each of the periods assumes that $100 was invested on December 31, 2008 in each of the Company's common stock and the stocks included in the NYSE MKT Composite Index and NASDAQ Bank Index, and that all dividends were reinvested without commissions.  This table does not forecast future performance of the Company's stock.

Compare 5-Year Cumulative Total Return Among

Evans Bancorp, Inc.,

NYSE MKT Composite Index, and NASDAQ Bank Index

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Evans Bancorp, Inc.	100.00	79.28	102.50	88.33	120.09	165.73
NYSE MKT Composite Index	100.00	135.58	170.28	180.99	192.95	205.80
NASDAQ Bank	100.00	83.70	95.55	85.52	101.50	143.84

In accordance with and to the extent permitted by applicable law or regulation, the information set forth above under the heading "Performance Graph" shall not be deemed to be "soliciting material" or to be "filed" with the SEC under the Securities Act or the Exchange Act, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into such a filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.    In March 2013, the Company announced it had been authorized by its Board of Directors to purchase up to 100,000 shares of the Company’s outstanding common stock.  The Company did not repurchase any shares pursuant to a plan during 2013.  During the fourth quarter of 2013, the Company purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 2013:
October 1, 2013 - October 31, 2013	13,032	$19.20	13,032	86,968
November 2013:
November 1, 2013 - November 30, 2013	-	$-	-	-
December 2013:
December 1, 2013 - December 31, 2013	-	$-	-	-

Total (1) :	13,032	$19.20	13,032	86,968

(1)
(1)

All of the foregoing shares were purchased in open market purchases.  On March 25, 2013, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock.  The repurchase program has no fixed expiration date but may be suspended or discontinued at any time.  The Company did not make any repurchases during the quarter ended December 31, 2013 except pursuant to this publicly announced program.

Item 6.SELECTED FINANCIAL DATA

	As of and for the year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except for per share data)
Balance Sheet Data
Assets	$833,498	$809,676	$740,902	$671,523	$619,444
Interest-earning assets	767,629	750,287	682,140	611,141	562,219
Investment securities	104,880	95,807	103,783	89,562	75,443
Loans and leases, net	635,493	573,163	571,910	517,554	482,597
Deposits	706,612	678,992	616,203	544,457	499,508
Borrowings	33,681	42,441	42,340	52,226	63,146
Stockholders' equity	80,712	74,828	68,988	63,064	45,959

Income Statement Data
Net interest income	$28,347	$27,780	$25,988	$24,495	$22,594
Non-interest income	12,161	12,823	12,432	12,633	14,067
Non-interest expense	29,380	28,792	27,241	26,107	26,057
Net income	7,857	8,132	6,112	4,840	707

Per Share Data
Earnings per share - basic	$1.88	$1.96	$1.49	$1.34	$0.25
Earnings per share - diluted	1.85	1.95	1.49	1.34	0.25
Cash dividends	0.26	0.68	0.40	0.40	0.61
Book value	19.18	17.94	16.72	15.45	16.34

Performance Ratios
Return on average assets	0.96%	1.04%	0.86%	0.75%	0.12%
Return on average equity	10.06%	11.20%	9.17%	8.35%	1.57%
Net interest margin	3.74%	3.84%	3.99%	4.16%	4.33%
Efficiency ratio *	71.98%	70.05%	69.68%	67.90%	63.16%
Dividend payout ratio	13.83%	34.69%	26.85%	29.85%	244.00%

Capital Ratios
Tier 1 capital to average assets	10.36%	9.69%	9.71%	9.93%	7.80%
Equity to assets	9.68%	9.24%	9.31%	9.39%	7.42%

Asset Quality Ratios
Total non-performing assets to
total assets	1.65%	1.02%	2.05%	2.07%	2.10%
Total non-performing loans and
leases to total loans and leases	2.12%	1.41%	2.60%	2.64%	2.64%
Net charge-offs (recoveries) to
average loans and leases	(0.04)%	0.29%	0.26%	0.10%	2.19%
Allowance for loan and lease losses
to total loans and leases	1.78%	1.67%	1.97%	1.97%	1.42%

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

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This discussion is intended to compare the performance of the Company for the years ended December 31, 2013, 2012 and 2011.  The review of the information presented should be read in conjunction with Part I, Item 1: “Business” and Part II, Item 6: “Selected Financial Data” and Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Summary

In 2013, the Company experienced continued strong earnings results moderated slightly by a significantly higher provision for loan and lease losses.  The Company’s stated public intentions are to continue to grow to increase market share and achieve scale while improving profitability and returning value to shareholders.  Net income in 2013 was $7.9 million, a 3.4%  decrease from 2012 net income of $8.1 million, but above the 2011 net income of $6.1 million.  The Company’s provision for loan and lease losses increased $1.6 million from ($0.1) million in 2012 to $1.5 million in 2013.  As the leasing portfolio declined and existing leases continued to perform, the benefit from additional releases in the provision for lease losses in the current year had been exhausted, resulting in a benefit to provision of $0.3 million, as compared to a $0.9 million benefit in 2012.  The Company’s total criticized commercial loans increased $10.6 million from $20.2 million as of December 31, 2012 to $30.8 million at December 31, 2013.  The ratio of non-performing loans and leases to total loans and leases also increased from 1.41% at December 31, 2012 to 2.12% as of December 31, 2013.  Additionally, the Company recognized $0.6 million in provision for loan losses in 2013 related to the termination of the FDIC loss sharing agreement.  These factors, combined with loan growth in 2013, resulted in a provision for loan and lease losses for the year of $1.6 million.  Overall, the provision for loan and lease losses for the Company has returned to a more historic level in 2013.

In 2013, two non-routine events occurred.  The Company and the FDIC agreed in the third quarter of 2013 to terminate the loss sharing agreement with the FDIC as described under Footnote 3 – “Loans and Leases” below, which eliminated the FDIC guarantees on acquired loan losses.  Upon termination of the loss sharing agreement, the Company recognized $0.6 million in provision for loan and lease losses, with an offsetting gain on the termination in non-interest income of $0.7 million.  Secondly, the Company entered into a historic tax credit investment in 2013 for a community based project.  In the third quarter of 2013, the Company recorded a loss on the tax credit investment of $1.6 million into non-interest income, but realized a $1.8 million tax benefit in the Company’s income tax provision.

As for the Company’s core performance, 2013 was marked by solid growth in commercial loans and deposits in the face of the continued headwinds of a sluggish economy and a very competitive local market in Western New York.  The Company experienced large loan growth in the fourth quarter of 2013, in contrast to some large pay-offs in the fourth quarter of 2012, resulting in a year-over-year increase in total gross loans of $64.1 million, or 11.0% as of December 31, 2013, and an increase in average total gross loans and leases of $16.8 million, or 2.8%, in 2013 when compared with 2012.  The growth in average loans and leases combined with rate cuts on interest-bearing deposits in 2013 helped drive a 2.0% increase in net interest income, despite a 10 basis point decrease in net interest margin to 3.74% as the low interest rate environment continued to put pressure on the Company’s net interest margin.  To continue to support the Company’s high organic growth rates and increasing regulatory requirements, management has focused on retaining and attracting talented individuals, resulting in an increase in non-interest expenses.  Non-interest income decreased 5.2% in 2013 when compared with 2012, driven by the two non-routine events described above.  Excluding the one-time gain on termination of the FDIC loss sharing agreement and loss on historic tax credit, non-interest income increased $0.2 million, or 1.4%, from the prior year.

Strategy

To sustain future growth and to meet the Company’s financial objectives, the Company has defined a number of strategies.  Six of the more important strategies are:

•	Continuing to differentiate through proactively building and maintaining customer relationships;

•	Continuing growth of non-interest income through financial services revenues, employee benefits insurance and retirement programs sales, and cash management;
•	Continuing to develop opportunities with a segmented market approach to develop a more diversified portfolio and strengthen presence with community investment initiatives;
•	Leveraging our resources and capabilities to continuously improve operational efficiency and to utilize technology effectively;
•	Maintaining a balanced risk appetite within a risk management framework that drives shareholder value.

The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives.  While the Company intends to focus its efforts on the pursuit of these strategies, there can be no assurance that the Company will successfully implement these strategies or that the strategies will produce the desired results.  The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense.  Net interest income accounted for approximately 70% of total revenue in 2013.  To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market area.  To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, opportunistic branch expansion, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.

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

While the Company reviews and manages all customer units, it has focused increased efforts on targeted segments in its community such as (1) smaller businesses with smaller credit needs but rich in deposits and other services; (2) middle market commercial businesses; (3) commercial real estate lending; and (4) retail customers.  The overarching goal is to cross-sell between our insurance, financial services and banking lines of business to deepen our relationships with all of our customers.  The Company believes that these efforts resulted in growth in the commercial loan portfolio and core deposits during fiscal 2013 and 2012.

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

For both the criticized and non-criticized loan pools in the general portfolio allocation, additional qualitative factors are applied.  The qualitative factors applied to the general portfolio allocation reflect management’s evaluation of various conditions.  The conditions evaluated include the following: industry and regional conditions; seasoning of the loan and lease portfolio and changes in the composition of and growth in the loan and lease portfolio; the strength and duration of the business cycle; existing general economic and business conditions in the lending areas; credit quality trends in non-

accruing loans and leases; timing of the identification of downgrades; historical loan and lease charge-off experience; and the results of bank regulatory examinations.  Due to the nature of the loans, the criticized loan pools carry significantly higher qualitative factors than the non-criticized pools.

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

Goodwill and Intangible Assets

The amount of goodwill reflected in the Company’s Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill in an identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  As of December 31, 2013, TEA had $8.1 million in goodwill.  The banking and ENL reporting units do not have any goodwill.  All of the goodwill at TEA stems from the acquisition of various insurances agencies, not the purchase of diverse companies in which goodwill was subjectively allocated to different reporting units.  Therefore, total market capitalization reconciliation was not performed because not all of the reporting units had goodwill.  As a result, such an analysis would not be meaningful.

Management valued TEA, the reporting unit with goodwill, using cash flow modeling and earnings multiple techniques.    When using the cash flow models, management considered historical information, the operating budget for 2014, economic and insurance market cycles, and strategic goals in projecting net income and cash flows for the next five years.  The fair value calculated substantially exceeded the book value of TEA.  The value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was higher, a result of conservative growth assumptions used by the Company in the cash flow model as well as an implied control premium in the multiple.  The multiple used was based on historical industry data and consistent with the previous year’s assumption.

While the fair values determined in the impairment tests were substantially higher than the carrying value for TEA, the risk of a future impairment charge still exists.  Management used growth rates that are achievable over the long run through both soft and hard insurance cycles.  A soft insurance market has persisted for several years, resulting in a modest increase in revenue of 3.5% in 2013 compared with 2012.  A worsening of the soft insurance market over the long term could result in lower than projected revenue and profitability growth rates and result in depressed pricing multiples in the acquisition marketplace.  Further softening of the insurance market is the biggest risk to the Company’s valuation model.

For further discussion of the Company’s accounting for goodwill and other intangible assets, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K discusses new accounting policies adopted by the Company during fiscal 2013.  Below is an accounting policy recently issued or proposed but not yet required to be adopted.  To the extent management believes the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed below.

Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The objective of this ASU is to eliminate diversity in practice for presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The main provision states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  This ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2013 and did not have a material impact on the Company’s financial statements.

ASU 2014-04,  Reclassification of Collateralized Mortgage Loans upon a Troubled Debt Restructuring.  The objective of this proposed ASU is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized.    The main provisions would also require additional disclosures regarding the amount of foreclosed residential real estate property held by the creditor and the recorded investments of consumer mortgage loans that are in the process of foreclosure at each interim and annual reporting period.  This ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2014.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

Net Income

Net income of $7.9 million in 2013 consisted of $6.6 million related to the Company’s banking activities and $1.3 million in net income related to the Company’s insurance agency activities.  The total net income of $7.9 million was a 3.4% decrease from $8.1 million in 2012.  Earnings per diluted share for 2013 of $1.85  showed a decrease of 5.2% from $1.95 per diluted share for 2012.

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

AVERAGE BALANCE SHEET INFORMATION

The following table presents the significant categories of the assets and liabilities of the Bank, interest income and interest expense, and the corresponding yields earned and rates paid in 2013, 2012 and 2011.  The assets and liabilities are presented as daily averages.  The average loan balances include both performing and non-performing loans.  Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest.  Securities are stated at fair value.  Interest and yield are not presented on a tax-equivalent basis.

	2013			2012			2011
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$596,783	$29,546	4.95%	$579,586	$30,300	5.23%	$535,526	$29,140	5.44%
Taxable securities	63,890	1,666	2.61%	67,679	1,870	2.76%	62,269	2,115	3.40%
Tax-exempt securities	35,255	1,060	3.01%	34,104	1,153	3.38%	37,201	1,434	3.85%
Interest bearing deposits
at banks	62,286	132	0.21%	42,817	53	0.12%	16,395	26	0.16%

Total interest-earning assets	758,214	$32,404	4.27%	724,186	$33,376	4.61%	651,391	$32,715	5.02%

Non interest-earning assets:

Cash and due from banks	14,481			11,634			14,223
Premises and
equipment, net	11,250			10,748			10,607
Other assets	36,702			36,009			35,760

Total Assets	$820,647			$782,577			$711,981

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$67,548	$357	0.53%	$59,811	$615	1.03%	$44,639	$548	1.23%
Regular savings	357,098	1,097	0.31%	341,739	1,931	0.57%	280,606	2,019	0.72%
Muni-vest savings	26,052	60	0.23%	24,937	79	0.32%	27,272	131	0.48%
Time deposits	111,165	1,782	1.60%	109,508	1,921	1.75%	131,171	2,923	2.23%
Other borrowed funds	11,617	407	3.50%	20,161	681	3.38%	23,287	760	3.26%
Junior subordinated
debentures	11,330	325	2.87%	11,331	348	3.07%	11,330	331	2.92%
Securities sold under
agreement to
repurchase	14,767	29	0.20%	10,009	22	0.22%	6,679	15	0.22%

Total interest-bearing
liabilities	599,577	$4,057	0.68%	577,496	$5,597	0.97%	524,984	$6,727	1.28%

Noninterest-bearing
liabilities:
Demand deposits	131,041			119,805			108,522
Other	11,955			12,381			11,829
Total liabilities	$742,573			$709,682			$645,335

Stockholders' equity	78,074			72,895			66,646

Total Liabilities
and Equity	$820,647			$782,577			$711,981

Net interest earnings		$28,347			$27,779			$25,988

Net interest margin			3.74%			3.84%			3.99%

Interest rate spread			3.59%			3.64%			3.74%

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

	2013 Compared to 2012			2012 Compared to 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)
	Volume	Rate	Total	Volume	Rate	Total

Interest earned on:
Loans	$884	$(1,638)	$(754)	$2,331	$(1,171)	$1,160
Taxable securities	(100)	(104)	(204)	171	(416)	(245)
Tax-exempt securities	38	(131)	(93)	(113)	(168)	(281)
Federal funds sold	31	47	78	34	(6)	28
Total interest-earning assets	$853	$(1,826)	$(973)	$2,423	$(1,761)	$662

Interest paid on:
NOW accounts	$75	$(333)	$(258)	$166	$(99)	$67
Savings deposits	81	(915)	(834)	395	(483)	(88)
Muni-vest	4	(23)	(19)	(11)	(41)	(52)
Time deposits	29	(168)	(139)	(438)	(564)	(1,002)
Fed funds purchased & other borrowings
borrowings	(88)	(202)	(290)	3	(58)	(55)
Total interest-bearing liabilities	$101	$(1,641)	$(1,540)	$115	$(1,245)	$(1,130)

Net interest income increased by $0.6 million, or 2.0%, to $28.3 million in 2013 from $27.8 million in 2012. As indicated in the preceding table, rates earned and paid on interest-earning assets and interest-bearing liabilities negatively impacted net interest income by $0.2 million, while the volume on those respective assets and liabilities positively impacted net interest income by $0.8 million.  Overall, the volume in loans and securities along with the benefit of lower rates paid on deposits were partially offset by a decrease in interest earned on loans and securities.

The FRB has executed on a monetary policy designed to keep interest rates at all time lows for the past four years.  The target overnight rate has been between 0.00% and 0.25% since the end of 2008.  The FRB has also executed on other quantitative easing strategies, including the purchase of mortgage-backed securities, in an attempt to depress longer-term market interest rates.  Although the Fed has modestly reduced its pace of asset purchases, its accommodation policy kept rates historically low during 2013.  This interest rate environment resulted in lower interest yields earned on assets as well as lower rates paid on liabilities.  Assets continue to re-price into lower yields as older loans and securities mature and new loans are originated and securities purchased at much lower yields than those they are replacing.

The Company has invested in adding to its commercial loan portfolio significantly in the past several years by adding several commercial loan officers while existing loan officers have successfully increased production.  Total commercial loan portfolio balance, including commercial real estate and commercial and industrial loans, increased $9.1 million, or 2.0%, from a $456.5 million average balance in 2012 to a $465.6 million average balance in 2013.  Consumer loans increased 8.1% from a  $130.0 million average balance in 2012 to $140.4 million in 2013.

On the funding side, the Company has been successful in attracting new deposit customers, with most of that success coming from growth in the regular savings products, such as Better Savings, Statement Savings, and business money market accounts.  These products have begun to mature in their product life cycle and competitors have reduced rates on virtually all deposit products, creating an opportunity for the Company to reduce rates on these products while remaining competitive and retaining core customers.  Due to customer preference for liquid deposits with long-term rates at all-time lows, there was strong growth in the Company’s demand deposit balances, marked by an $11.5 million increase in average demand deposit balances during 2013 compared with 2012.

Net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, declined to 3.59% in 2013, compared with 3.64% in 2012.  The yield on interest-earning assets decreased 34 basis points from 4.61% in 2012 to 4.27% in 2013, and the cost of interest-bearing liabilities decreased 29 basis points, from 0.97%

in 2012 to 0.68% in 2013.  Net interest spread decreased as the yield curve, or the difference between long-term rates and short-term rates, flattened throughout 2013.  Banks traditionally benefit from a steep yield curve because the duration of interest-earnings assets is typically longer than the duration of interest-bearing liabilities.  In addition, the Company’s opportunities to re-price on the liability side during 2013 were not enough to make up for the steeper decrease in asset yields from re-pricing.

The Company’s net interest margin decreased from 3.84% in 2012 to 3.74% in 2013, reflecting the changes to the net interest spread.  It should be noted that several factors could put additional pressure on the Company’s net interest margin in the future, including further flattening of the yield curve and increased pricing competition for loans and deposits.

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

Provision for Loan and Lease Losses

The Company’s provision for loan and lease losses increased  $1.6 million from ($0.1) million in 2012 to $1.5 million in 2013.  The overall increase was a result of increases in impaired commercial loans, commercial loans classified as criticized loans, and the growth in the general loan portfolio, as well as recognition of provision for previously covered loans under the FDIC loss sharing agreement and continued run-off of the leasing portfolio.  The increase in the provision for loan losses in 2013 was driven mostly by increases in loans, impaired commercial loans and commercial loans classified as criticized loans.  As noted in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the Company reserves a specific allocation on impaired loans and a higher percentage on criticized loans, or those loans risk rated 5 or higher.  The Company had $1.2 million in specific reserve credit allocation on impaired loans at December 31, 2013, compared with $1.0 million at December 31, 2012.  There was one criticized commercial loan relationship that became impaired in 2013 and required a significant specific reserve.  At December 31, 2013, loans risk rated 5 or higher were up $10.6 million to $30.8 million, compared with $20.2 million at December 31, 2012, mostly driven by one large commercial and multi-family relationship classified as a criticized loan during the year.  Additionally, total loans collectively evaluated for impairment increased $58.0 million to $629.2 million in 2013, compared with $571.2 million as of December 31, 2012.  In addition, upon termination of the FDIC loss sharing agreement in 2013, the Company recognized a $0.6 million in provision on loans previously referred to as “covered” due to the FDIC guarantee governing those acquired loans.  Termination of the loss sharing agreement with the FDIC eliminated the guarantee on the losses associated with the acquired portfolio, and required the Company to realize $0.6 million provision on those loans previously covered under the FDIC guarantee.  The Company’s provision for lease losses benefitted from a negative provision of $0.9 million in 2012, as the portfolio demonstrated improved performance, compared with a negative provision of $0.1 million in 2013.  As the leasing portfolio significantly declined and existing leases continued to perform in 2013, the benefit from additional releases in the provision for lease losses in the current year had been exhausted.  The increases in the provision for loan and lease losses was partially offset by $0.2 million in net recoveries in 2013, compared with net charge-offs of $1.7 million in 2012.

The ratio of non-performing loans and leases to total loans and leases increased significantly from 1.41% at December 31, 2012 to 2.12% at December 31, 2013.  The increase is attributable to one large commercial and multi-family relationship that became a non-performing loan in 2013.  The loan is well secured, and the Company actively monitors this relationship on a routine basis.  Excluding this one large commercial and multi-family relationship, the ratio of non-performing loans and leases to total loans and leases as of December 31, 2013 would have been less than 1%.  The Company experienced a positive trend in the ratio of non-performing loans and leases to total loans and leases over the previous three years from 2.64% at December 31, 2010 to 2.60% at December 31, 2011 and 1.41% at December 31, 2012.  Trends in non-performing loans and charge-offs are good indicators of credit quality and provide context for the movement in the provision for loan and lease losses, and are presented and discussed in the next section.  A description of how the allowance for loan and lease losses is determined along with tabular data depicting the key factors in calculating the allowance is set forth in Notes 1 and 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Prior to July 1, 2013, loans acquired in connection with the Company’s 2009 acquisition of Waterford Village Bank were covered by a loss sharing agreement with the FDIC, under which the FDIC agreed to bear 80% of loan and foreclosed real estate losses up to $5.6 million and 95% of losses beyond $5.6 million.  The former Waterford loans are referred to as covered loans in this document because they were “covered” by the FDIC guarantee.  The loss sharing agreement with the FDIC was terminated in 2013; thereby eliminating classification of loans deemed “covered” by the FDIC guarantee.  As of December 31, 2013, the Company incurs losses on the previously covered loan portfolio in the same manner as loans originated by the Bank and managed in the Company’s total loan portfolio.

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

	At December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential mortgages	$1,376	$1,443	$1,048	$742	$978
Commercial and multi-family	8,873	4,309	6,858	5,724	2,328
Construction-residential	-	-	167	186	-
Construction-commercial	-	729	1,442	850	417
Home equities	447	618	946	256	181
Total mortgage loans on
real estate	10,696	7,099	10,461	7,758	3,904

Direct financing leases	47	171	1,160	2,930	2,905
Commercial and industrial loans	2,970	914	2,180	2,203	1,784
Consumer installment loans	20	44	76	230	243
Other	-	-	-	-	-

Total non-accruing loans
and leases	$13,733	$8,228	$13,877	$13,121	$8,836

Accruing loans 90+ days past due	-	-	1,299	806	4,112
Total non-performing loans
and leases	$13,733	$8,228	$15,176	$13,927	$12,948

Total non-performing loans and
leases to total assets	1.65%	1.02%	2.05%	2.07%	2.09%
Total non-performing loans and
leases to total loans and leases	2.12%	1.41%	2.60%	2.64%	2.64%

Non-performing loans and leases increased $5.5 million from $8.2 million at December 31, 2012 to $13.7 million at December 31, 2013.  In 2013, one large commercial and multi-family loan relationship and one large commercial and industrial loan relationship were moved into non-accrual status, and were primary drivers in the increase in total non-performing loans and leases since December 31, 2012.

Non-accruing loans and leases also increased $5.5 million from $8.2 million at December 31, 2012 to $13.7 million at December 31, 2013, as there were no accruing loans categorized as 90 days past due at December 31, 2012 and 2013.  The largest portion of non-accruing loans and leases remains the commercial real estate portfolio (classified in the preceding table as commercial and multi-family real estate and construction-commercial).  Five commercial real estate loan relationships, totaling $8.6 million at December 31, 2013, entered into non-accruing status in 2013, however, $4.5 million paid off, $0.2 million charged off, and $0.1 million paid down during the year.

Non-accruing consumer real estate loans, including residential mortgages and home equity loans and lines of credit, decreased from $2.1 million at December 31, 2012 to $1.8 million at December 31, 2013.  Historical losses in these portfolios have been relatively low as the Company has typically loaned at conservative loan-to-value ratios, resulting in fewer losses.

The next largest segment of non-accruing loans and leases are the commercial and industrial loans.  There was a $2.0 million increase in commercial and industrial loans from prior year end, primarily due to five commercial loans, totaling $2.9 million at December 31, 2013, moved into non-accruing status in 2013 that were still accruing as of December 31, 2012.  One commercial loan totaling $0.5 million was paid off, one commercial loan totaling $0.1 million was restored to accruing status, and an additional $0.2 million in commercial loans were paid down or charged-off since December 31, 2012.

Non-accruing leases decreased from $0.2 million at December 31, 2012 to less than $0.1 million at December 31, 2013.  The Company discontinued direct financing lease originations in April 2009 and plans to service the portfolio to maturity.  Similar to 2012, the charge-offs and pay-downs of non-accruing leases in 2013 exceeded the amount of leases going into non-accruing status, resulting in the decrease in the non-accruing lease balance.

The Company had $17.1 million in loans and leases that were restructured and deemed to be a troubled debt restructuring (“TDR”) at December 31, 2013 with $12.0 million of those balances in non-accrual status.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the restructurings were allowed in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial difficulty.  Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2013 and 2012.  The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.

The following table presents the Company’s TDR loans and leases as of December 31, 2013:

	December 31, 2013
	($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$4,262	$2,903	$1,359	$983

Residential real estate:
Residential	1,031	454	577	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	10,211	8,563	1,648	33
Construction	1,533	-	1,533	-

Home equities	56	56	-	-
Direct financing leases	26	12	14	-
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$17,119	$11,988	$5,131	$1,016

Allowance for Loan and Lease Losses

The following table summarizes the Bank’s allowance for loan and lease losses and changes in the allowance for loan and lease losses by categories:

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES
	2013	2012	2011	2010	2009
	(in thousands)
BALANCE AT THE BEGINNING
OF THE YEAR	$9,732	$11,495	$10,424	$6,971	$6,087
CHARGE-OFFS:
Residential mortgages	(39)	(12)	-	-	-
Commercial and multi-family	(460)	(900)	(189)	-	-
Construction-residential	-	-	-	-	-
Construction-commercial	-	-	-	(104)	-
Home equities	(128)	(114)	-	-	(34)
Direct financing leases	-	-	-	-	(9,483)
Commercial and industrial loans	(20)	(862)	(1,305)	(388)	(285)
Consumer installment loans	(64)	(32)	(2)	(4)	-
Other	-	-	(26)	(53)	(56)
TOTAL CHARGE-OFFS	(711)	(1,920)	(1,522)	(549)	(9,858)

RECOVERIES:
Residential mortgages	2	1	-	-	-
Commercial and multi-family	444	15	57	-	-
Construction-residential	-	-	-	-	-
Construction-commercial	-	-	-	30	-
Home equities	1	6	2	1	-
Direct financing leases	242	-	-	-	211
Commercial and industrial loans	240	184	39	4	9
Consumer installment loans	13	19	1	-	-
Other	-	-	10	24	22
TOTAL RECOVERIES	942	225	109	59	242

NET (CHARGE-OFFS) RECOVERIES	231	(1,695)	(1,413)	(490)	(9,616)
PROVISION FOR LOAN AND
LEASE LOSSES	1,540	(68)	2,484	3,943	10,500
BALANCE AT THE END OF YEAR	$11,503	$9,732	$11,495	$10,424	$6,971

RATIO OF NET CHARGE-OFFS
(RECOVERIES) TO AVERAGE
NET LOANS AND LEASES
OUTSTANDING	(0.04)%	0.29%	0.26%	0.10%	2.19%

RATIO OF ALLOWANCE FOR
LOAN AND LEASE LOSSES TO
TOTAL LOANS AND LEASES	1.78%	1.67%	1.97%	1.97%	1.42%

Net charge-offs (net recoveries) significantly decreased from $1.7 million in 2012 to ($0.2) million in 2013.  The ratio of net charge-offs (net recoveries) to average net loans and leases outstanding correspondingly decreased from 0.29% to (0.04)%.  The largest net recoveries occurred in the commercial and industrial loan portfolio due to fewer commercial loan charge-offs and an increase in commercial loan recoveries in 2013 when compared to the prior year.  $0.2 million of the $0.9 million in recoveries in 2013 were related to leasing recoveries on leases previously marked down to fair value in 2009 when the Company announced its intention to sell the direct financing lease portfolio.

The troubled economy resulted in a significant increase in net charge-offs in the direct financing lease portfolio during 2009.  The $9.3 million in net leasing charge-offs in that year included a mark-to-market adjustment of $7.2 million on the total portfolio after the Company initially announced its intention to sell the portfolio during the second quarter of 2009.  The fair value calculation was based on competitive bids.  Subsequent to that initial announcement, the Company decided to keep and service the remaining leasing portfolio until maturity rather than sell the portfolio at a distressed value in a difficult market.  Under GAAP, the Company did not reverse the mark-to-market adjustment made at June 30, 2009, even though it no longer intended to sell the portfolio.  The adjustment initially represented the difference between the leasing portfolio’s principal value and fair value.  Although leases are not valued at fair value any longer as the Company no longer intends to sell the portfolio, there remains a difference between the principal value and carrying value.   As leases are deemed uncollectible, the principal value is written down and the difference between the principal value and the carrying value becomes smaller. The following table illustrates the charge-off activity in the leasing portfolio along with some relevant credit quality data:

	As of December 31,
	2013	2012	2011
	(in thousands)
Direct financing lease principal balance	$105	$1,742	$6,509
Mark-to-market adjustment	(105)	(130)	(488)
Direct financing lease carrying balance	-	1,612	6,021

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Beginning balance of the mark	$130	$488	$1,493
Mark-to-market adjustment	(242)	-	-
Net write-offs (recoveries)	217	(358)	(1,005)
Remaining mark	105	130	488

Allowance for lease losses, beginning balance	$47	$994	$1,471
(Reduction of) provision for lease losses	(47)	(947)	(477)
Leasing net charge-offs	-	-	-
Allowance for lease losses, ending balance	-	47	994

Total mark plus allowance	$105	$177	$1,482
Mark plus allowance / leasing principal balance	100%	10.16%	22.77%

Non-accruing leases	$47	$171	$1,160
Non-accruing leases / leasing principal balance	44.76%	9.82%	17.82%

In 2010, the leasing portfolio continued to deteriorate as non-accruing leases increased slightly, despite the overall principal balance of the portfolio declining by 52.4%, resulting in an increase in the non-accruing lease ratio from 8.15% at December 31, 2009 to 17.27% at December 31, 2010.  The apparent deterioration in the portfolio resulted in management provisioning for $1.5 million in additional lease losses.  In 2011, performance in the portfolio improved with non-accruing leases declining 60.4% as the portfolio continued to roll off.  Consequently, the non-accruing lease ratio stabilized at 17.82% at December 31, 2011, compared with 17.27% at December 31, 2010.  Also, net write-offs slowed in 2011 at $1.0 million compared with $2.7 million in 2010.  This caused the mark plus allowance ratio to improve from 17.47% at December 31, 2010 to 22.77% at December 31, 2011.  The combined impact of the reduced non-accruing leases and net lease write-offs was a sharp increase in the coverage of the mark plus allowance compared with non-accruing leases.  The improved credit quality metrics in 2011 resulted in management releasing allowance of $0.5 million.  There was continued improvement in the portfolio over the past three years, as non-accruing leases declined to less than $0.1 million at December 31, 2013 from $0.2 million and $1.2 million at December 31, 2012 and 2011, respectively.  The par value of the leasing portfolio is down to zero as of December 31, 2013 compared with $1.6 million at December 31, 2012.  With an increasingly low level of non-accruing leases and the portfolio nearing the end of its life, management exhausted the allowance for lease losses in 2013 after a significant reduction in the allowance for lease losses of $0.9 million in 2012.  As the direct finance leasing principal balance runs off, the Company records a mark-to-market adjustment in the amount that the mark-to-market balance exceeds the principal balance, as a recovery on the original mark-to-market adjustment of $7.2 million recorded in 2009.

An allocation of the allowance for loan and lease losses by portfolio type over the past five years follows (dollars in thousands):

	Balance at 12/31/2013 Attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2012 Attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2011 Attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2010 Attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2009 Attributable to:	Percent of loans in each category to total loans:
Residential
mortgages *	$1,038	14.77%	$662	11.84%	$793	13.00%	$548	13.50%	$559	14.20%
Commercial
mortgages *	4,912	59.53%	4,493	60.58%	4,670	57.30%	4,252	55.60%	3,324	53.50%
Home equities	878	8.85%	746	9.68%	768	9.40%	540	10.10%	495	10.20%
Commercial
loans	4,489	16.53%	3,617	17.17%	4,085	18.80%	3,435	17.30%	2,387	14.90%
Consumer
loans **	37	0.32%	18	0.45%	36	0.50%	29	0.60%	57	0.80%
Direct
financing
leases	-	-%	47	0.28%	994	1.00%	1,471	2.90%	-	6.40%
Unallocated	149	-%	149	-%	149	-%	149	-%	149	-%
	$11,503	100.00%	$9,732	100.00%	$11,495	100.00%	$10,424	100.00%	$6,971	100.00%

* includes construction loans

** includes other loans

Allowance for C&I loans comprises 39.0% of the allowance for loan and lease losses despite being only 16.5% of the loan and lease portfolio, while the allowance related to commercial mortgages comprises 42.7% of the allowance for loan and lease losses despite being 59.5% of the total loan and lease portfolio.  Although the commercial mortgage portfolio experienced greater losses than the C&I loan portfolio in 2013, C&I loans suffered far greater losses during the previous four years and therefore comprise a greater relative portion of the allowance.

Overall, the ratio of the allowance for loan and lease losses to total loan and leases slightly increased from 1.67% at December 31, 2012 to 1.78% on December 31, 2013.  The increase is a reflection of the $0.6 million in provision recognized on the acquired loans previously covered under the FDIC loss sharing agreement.  Excluding the impact of this additional provision would yield a 1.68% ratio of the allowance for loan and lease losses to total loan and leases.

At December 31, 2012, the Company had $20.8 million in loans from the Company’s 2009 acquisition of Waterford Village Bank that were covered under the loss sharing agreement with the FDIC.  Under the agreement, the Company was eligible to be reimbursed for 80% of losses on the acquired loan portfolio up to $5.6 million, and 95% of losses above $5.6 million, based on the acquired loans’ original carrying value.  Prior to termination of the FDIC loss sharing agreement, the allowance on the covered loan portfolio was presented net of the 80% FDIC guarantee.  As of December 31, 2012, the net allowance on the previously covered loan portfolio was $0.1 million, or 0.57% of the acquired loan portfolio; however, excluding the 80% FDIC guarantee, the gross allowance was 2.77%, or $0.6 million, of the acquired loan portfolio of $20.8 million.  The Company’s total allowance for loan and lease losses, excluding the 80% FDIC guarantee, was $10.2 million, or 1.75%, of the total loan and leases outstanding of $582.9 million at December 31, 2012.  This is comparable to the ratio of the allowance for loan and lease losses to total loan and leases of 1.78% at December 31, 2013.

The Company’s coverage ratio of the allowance for loan and lease losses to non-performing loans and leases decreased from 118%  at December 31, 2012 to 84% at December 31, 2013, due to the year over year increase in non-performing loans and leases of $5.5 million from $8.2 million at December 31, 2012 to $13.7 million at December 31, 2013.  The increase in non-performing loans and leases is mostly due to one commercial mortgage loan which was placed in non-accrual status in 2013, but that loan been successfully restructured with a new borrower and is well-secured by collateral value with no reserve considered necessary.

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

Non-Interest Income

Total non-interest income decreased by $0.7 million, or 5.2%, from 2012 to 2013.  The primary factor driving the decrease was a non-routine loss on a tax credit investment of $1.6 million.  The loss was moderated by a $0.7 million one-time gain realized from the termination of the FDIC loss sharing agreement.  The Company was able to reduce its overall tax provision by $2.0 million, or 53.8%, from prior year tax provision of $3.7 million, largely as a result of investing in a community project in 2013 which generated historic tax credits.  Conversely, the $0.7 million gain on termination of the FDIC loss sharing agreement was offset by a $0.6 million increase in provision for loan and lease losses.

In addition, Bank charges on deposits increased $0.2 million, or 9.7%, from $1.8 million at December 31, 2012 to $2.0 million at December 31, 2013, along with an increase of $0.1 million, or 12.2%, in interchange fee income from $0.9 million at December 31, 2012 to $1.0 million at December 31, 2013.  This is attributable to the growth in deposits and the Company’s strategic focus on increasing fee revenue on commercial checking accounts and customer card activity.  Insurance service and fee revenue increased $0.2 million, or 3.5%, to $7.2 million at December 31, 2013.  TEA’s revenue remains the largest component of non-interest income at 59.3% of total non-interest income.  TEA is a source of diversification in the earnings of the Company and helps generate income not directly impacted by difficult credit or interest rate environments.  Despite a soft insurance market environment in recent years, the Company continued gradual growth in insurance revenue.  These increases were somewhat offset by a decrease in gains from premiums on loans sold to FNMA of $0.4 million.  In 2013, market interest rates continued to decline and compressed the margin on gains that could be realized on selling residential mortgages to FNMA.  As a result, the Company was able to originate and hold more residential mortgages, as reflected in the $26.6 million increase in residential mortgages loans.

Non-Interest Expense

Total non-interest expense increased $0.6 million, or 2.0%, from $28.8 million in 2012 to $29.4 million in 2013.  The largest increase in non-interest expense was in salaries and employee benefits, which increased $0.5 million, or 2.6%, in comparison to 2012.  Excluding a $0.6 million severance cost in 2012, salaries and employee benefits increased $1.0 million, or 6.0%, from 2012.  The increase stems from merit increases, rising health care costs, and the addition of new employees as a part of the Company’s planned growth strategy.

Occupancy expenses increased $0.2 million, or 8.1%, from prior year, primarily due to a write-off of capitalized software costs on a discontinued project and expenses related to the new Williamsville branch opened in 2012.

Technology and communications expense increased $0.1 million, or 7.2%, to $1.3 million in 2013.  The increase is entirely attributable to an increase in ATM and debit card processing fees paid by the Company as customer usage of ATM and debit cards continued to rise.

FDIC insurance costs also increased $0.1 million, or 10.6%, from prior year due to an increase in the assessment from deposit growth.

In 2013, the Company benefited from the expiration of the amortization of intangibles related to its purchase of an insurance agency in 2008.  Amortization expense declined from $0.3 million in 2012 to $0.2 million in 2013.

Repairs and maintenance and advertising expenses decreased $0.1 million in 2013.  The 6.0% reduction in repairs and maintenance from 2012 relates to efficiencies gained due to consolidation of the Company’s offices and business operations.  Advertising costs were reduced 3.4% due to more stringent expense control.

The efficiency ratio expresses the relationship of operating expenses to revenues.  The Company's efficiency ratio, or non-interest operating expenses (exclusive of non-cash goodwill impairment and intangible amortization) divided by the sum of net interest income and non-interest income (exclusive of gains and losses from investment securities), was

71.98% in 2013, an increase from 70.05% in 2012 and 69.68% in 2011.  The increase is a product of the Company’s declining net interest margin and investments in additional employees and infrastructure.

Taxes

The provision for income taxes in 2013 was $1.7 million on pre-tax income of $9.6 million for an effective tax rate of 18.1%, compared with an effective rate of 31.5% in 2012.  The decrease in tax provision is a direct result of investing in a community project in 2013 which generated historic tax credits.  Excluding the $1.6 million loss on the historic tax credit purchase and the $1.8 million tax credit benefit recorded in 2013, the provision for income taxes is $3.5 million on pre-tax income of $11.1 million, yielding an effective rate of 31.7% that is consistent with prior year.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

The Company had invested in adding to its commercial loan portfolio significantly by adding several commercial loan officers while existing loan officers successfully increased production.  Total commercial loan portfolio balance, including commercial real estate and commercial and industrial loans, increased by 10.2%, from a $417.5 million average balance in 2011 to a $460.2 million average balance in 2012.  Consumer loans increased 1.2% from $128.5 million average balance in 2011 to $130.0 million in 2012.

On the funding side, the Company was successful in attracting new deposit customers, with most of that success coming in the premium-rate Better Checking, Better Savings, and business money market accounts.  These products had begun to mature in their product life cycle and competitors had reduced rates on virtually all deposit products, creating an opportunity for the Company to reduce rates on these products while remaining competitive and retaining core customers.  Due to customer preference for liquid deposits with long-term rates at all-time lows, time deposit balances decreased in 2012 as demand for the product remained weak.  Also, as time deposits rolled off, they were replaced by lower rate deposits due to the low interest rate environment.

Net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, declined to 3.64% in 2012, compared with 3.74% in 2011.  The yield on interest-earning assets decreased 41 basis points from 5.02% in 2011 to 4.61% in 2012, and the cost of interest-bearing liabilities decreased 31 basis points, from 1.28% in 2011 to 0.97% in 2012.  Net interest spread shrank as the yield curve, or the difference between long-term rates and short-term rates, flattened throughout 2012.  Banks traditionally benefit from a steep yield curve because the duration of interest-earnings assets is typically longer than the duration of interest-bearing liabilities.  In addition, the Company’s opportunities to re-price on the liability side were not enough to make up for the steeper decrease in asset yields from re-pricing.  The Company’s net interest margin decreased from 3.99% in 2011 to 3.84% in 2012, reflecting the changes to the net interest spread.

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

Non-Interest Income

Total non-interest income increased $0.4 million, or 3.2%, from 2011 to 2012.  The primary factor driving the increase was the gain on loans sold to Fannie Mae, which rose $0.3 million.  The Company was able to achieve higher than usual gains per mortgage sold due to historically low rates offered by Fannie Mae.  The Company was able to maintain its competitive position in the marketplace while achieving more discipline in its mortgage pricing. In addition, insurance service and fee revenue increased $0.1 million, or 0.9%, to $7.0 million.  TEA’s revenue was the largest component of non-interest income at 54.3% of total non-interest income in 2012.  However, during 2012, TEA revenue growth continued to remain relatively flat due to the soft insurance market.  Deposit service charges increased $0.1 million, or 4.2%, from prior year, to $1.9 million. This was attributable to the Company increasing fee revenue on commercial checking accounts.  These increases were somewhat offset by a decrease in data center revenue of $0.2 million.

Non-Interest Expense

Total non-interest expense increased $1.6 million, or 5.7%, from $27.2 million in 2011 to $28.8 million in 2012.  The largest increase in non-interest expense was in salaries and employee benefits, which increased $1.5 million, or 9.4%, in comparison to 2011.  The increase resulted from merit increases, increased incentive pay, pension and supplemental executive retirement plan expenses, and increased health care costs.

Professional service expenses increased $0.1 million, or 8.4%, to $1.9 million in 2012.  Most of the increase was attributable to increased legal expenses related to non-performing loans.  While non-performing loans as a percentage of total loans and leases actually decreased, there were two large commercial loan relationships that caused the company to incur significant legal expenses in 2012.

Technology and communications expense increased $0.2 million, or 21.8%, to $1.2 million in 2012.  The increase was entirely attributable to an increase in ATM and debit card processing fees paid by the Company as customer usage of ATM and debit cards continued to rise.

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

The Company's efficiency ratio was 70.1% in 2012, an increase from 2011’s ratio of 69.7% as a result of the Company’s declining net interest margin and investments in additional employees and infrastructure.

FINANCIAL CONDITION

The Company had total assets of $833.5 million at December 31, 2013, an increase of $23.8 million or 2.9% from $809.7 million at December 31, 2012.  Net loans of $635.5 million increased $62.3 million or 10.9% from $573.2 million at December 31, 2012.  Securities increased $6.2 million or 6.5% over 2012, and deposits increased by $27.6 million or 4.1%.  Stockholders’ equity increased  $5.9 million or 7.9% from 2012.

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

Under the Bank’s policy, acceptable portfolio investments include:  United States Government obligations, obligations of federal agencies or U.S. Government-sponsored enterprises, mortgage backed securities, municipal obligations (general obligations, revenue obligations, school districts and non-rated issues from the Bank’s general market area), banker’s acceptances, certificates of deposit, Industrial Development Authority Bonds, Public Housing Authority Bonds, corporate bonds (each corporation limited to the Bank’s legal lending limit), collateralized mortgage obligations, Small Business Investment Companies (SBIC), Federal Reserve stock and Federal Home Loan Bank stock.

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase.  The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities.  Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase.  The Company did not own any out-of-state municipal bonds at December 31, 2013 or December 31, 2012.  Bonds rated below A are reviewed periodically to ensure their continued credit worthiness.  While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Company’s general market area.  Those municipalities are typically customers of the Bank whose financial situation is familiar to management.  The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.    On a quarterly basis the Company reviews changes, as submitted by Interactive Data, in the market value of its securities portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to Interactive Data regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than Interactive Data’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2013 or 2012.

Securities and interest-bearing deposits at banks made up 21.3% of the Company’s total average interest-earning assets in 2013 compared with 20.0% in 2012.  These assets provide the Company with additional sources of liquidity and income and act as collateral for the Bank’s municipal deposits.  The Company’s securities portfolio outstanding balances increased 6.5% from $95.8 million at December 31, 2012 to $102.0 million at December 31, 2013, while the interest-bearing deposits at banks decreased from $78.1 million to $27.3 million over the same time period.  The interest-bearing deposits are liquid interest-bearing cash accounts at correspondent banks.  The $50.8 million decrease in the Company’s cash position is a result of the securities and loan growth in 2013.  The Company also purchased $4.0 million of additional bank-owned life insurance (“BOLI”), as the balance of BOLI increased by $4.5 million or 29.4% in 2013.  These decreases in the Company’s cash position were partially offset by growth in total deposits of  $27.6 million or 4.1% in 2013.  In an uncertain economy like the current environment, creditworthy businesses are less likely to take risks, make large investments, and seek credit, and are more likely to deposit their excess cash flow in a safe investment like a bank deposit.  With long-term rates at historic lows, the Company did not make significant investments from the excess liquidity in non-core assets such as long-term bonds.  In 2013, $10.0 million in FHLB borrowings matured and were not replaced due the current liquidity position of the Company.  Another $9.0 million in FHLB borrowings will mature in 2014, and if the current liquid position continues to hold, the Company does not intend to replace these borrowings.  Over time, management anticipates that the Company’s excess liquidity will shrink as the balance sheet mix shifts based on the long-term strategy.  At December 31, 2013, the Company’s concentration in U.S. government-sponsored agency bonds was 31.3% of the total securities balance versus 29.6% at December 31, 2012.  Government-sponsored mortgage-backed securities made up 35.1% of the portfolio at December 31, 2013, compared with 33.7% of the portfolio at December 31, 2012, and tax-advantaged municipal bonds made up 31.2% of the portfolio at December 31, 2013 versus 32.8% of the portfolio at December 31, 2012.

As a member of both the Federal Reserve System and the FHLB, the Bank is required to hold stock in those entities.  The Bank held $1.4 million and $1.8 million in FHLB stock as of December 31, 2013 and 2012, respectively, and $1.5 million and $1.4 million in FRB stock at December 31, 2013 and 2012, respectively.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages.  Interest rate changes have a direct impact on prepayment rates.  The Company uses a third-party developed model to monitor the average life and yield volatility of mortgage pools under various interest rate assumptions.

The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.”  Securities designated as held to maturity are stated on the Company’s Consolidated Balance Sheets included under Item 8 of this Annual Report on Form 10-K at amortized cost.  Those designated as available for sale are reported at fair market value.  At December 31, 2013, $2.4 million in securities were designated as held to maturity.  These bonds are primarily municipal investments that the Bank has made in its local market area.

The available for sale portfolio totaled $99.7 million or approximately 97.7% of the Company’s securities portfolio at December 31, 2013.  Net unrealized gains and losses on available for sale securities resulted in a net unrealized gain of $0.3 million at December 31, 2013, as compared with a net unrealized gain of $4.0 million at December 31, 2012.  Unrealized gains and losses on available-for-sale securities are reported, net of taxes, as a separate component of stockholders’ equity.  For the year ended December 31, 2013, the impact on stockholders’ equity was a net unrealized loss, net of taxes, of approximately $2.3 million.

Certain securities available for sale were in an unrealized loss position at December 31, 2013.  Management has assessed those securities available for sale in an unrealized loss position at December 31, 2013 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.

Income from securities held in the Bank’s investment portfolio represented approximately 8.8% of total interest income of the Company in 2013 as compared with 9.2% in 2012 and 10.9% in 2011.  At December 31, 2013, the Bank’s securities portfolio of $102.0 million consisted primarily of state and municipal securities, mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp ("FHLMC"), and U.S. and federal agency obligations.  The $0.2 million and $0.5 million decrease in investment securities income in 2013 and 2012, respectively, was a result of a significant decline in investment yields as sustained stimulus by the FRB continued to drive down bond yields to all-time lows.  Taxable investment yields dropped from 2.76% in 2012 to 2.61% in 2013, and tax-exempt security yields fell from 3.38% in 2012 to 3.01% in 2013.

Available for sale securities with a total fair value of $71.1 million at December 31, 2013 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The following table summarizes the Bank’s securities with those designated as available for sale valued at fair value and securities designated as held to maturity at amortized cost as of December 31, 2013, 2012 and 2011:

	At December 31,
	2013	2012	2011
	(in thousands)
Available for Sale:
Debt securities
U.S. government agencies	$31,992	$28,332	$30,252
States and local subdivisions	31,880	31,469	32,326
Total debt securities	$63,872	$59,801	$62,578

Mortgage-backed securities
FNMA	$13,501	$16,077	$20,718
FHLMC	7,118	6,481	8,321
GNMA	7,573	8,013	6,143
CMO's	7,601	1,691	2,221
Total mortgage-backed securities	$35,793	$32,262	$37,403

Total available for sale securities	$99,665	$92,063	$99,981

Held to Maturity:
Debt securities
States and local subdivisions	$2,384	$3,744	$3,802

Total held to maturity securities	$2,384	$3,744	$3,802

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2013.  Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Debt Securities
U.S. Government agencies	$-	-%	$9,437	3.19%	$18,429	2.36%	$4,126	5.38%
States and political
subdivisions	454	4.13%	14,982	3.55%	12,517	3.39%	3,927	4.28%
Total debt securities	$454	4.13%	$24,419	3.41%	$30,946	2.78%	$8,053	4.84%

Mortgage-backed securities
FNMA	$-	-%	$694	5.00%	$4,856	3.88%	$7,951	3.55%
FHLMC	-	-%	335	5.00%	65	6.50%	6,718	2.94%
GNMA	-	-%	-	-%	-	-%	7,573	3.24%
CMO's	-	-%	10	4.25%	-	-%	7,591	2.01%
Total mortgage-backed
securities	$-	-%	$1,039	4.99%	$4,921	3.91%	$29,833	2.94%

Total available for sale	$454	4.13%	$25,458	3.47%	$35,867	2.94%	$37,886	3.35%

Held to Maturity:
Debt Securities
U.S. Government agencies	$-	-%	$-	-%	$-	-%	$-	-%
States and political
subdivisions	1,023	1.65%	178	2.83%	1,064	2.94%	119	2.80%
Total held to maturity	$1,023	1.65%	$178	2.83%	$1,064	2.94%	$119	2.80%

Total securities	$1,477	2.41%	$25,636	3.47%	$36,931	2.94%	$38,005	3.34%

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

The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans.  The Bank primarily extends loans to customers located within the Western New York area.  Until it announced that it was exiting the direct financing leasing business in April 2009, ENL originated direct financing leases in all 48 contiguous states.  Interest income on loans and leases represented approximately 91.2% of the total interest income of the Company in 2013 and approximately 90.8% and 89.1% of total interest income in 2012 and 2011, respectively.  The Bank’s loan and lease portfolio, net of the allowances for loan and lease losses, totaled $635.5 million and $573.2 million at December 31, 2013 and December 31, 2012, respectively.  The net loan and lease portfolio represented approximately  76.2% and 70.8%  of the Company’s total assets at December 31, 2013 and December 31, 2012, respectively.

The following table summarizes the major classifications of the Bank’s loans and leases as of the dates indicated:

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Mortgage loans on real estate:
Residential Mortgages	$94,027	$68,135	$73,579	$69,958	$67,330
Commercial and multi-family	361,247	323,777	306,683	261,371	243,415
Construction-Residential	1,509	811	2,392	1,320	2,086
Construction-Commercial	23,902	28,941	27,887	32,332	18,156
Home equities	57,228	56,366	54,673	53,120	50,049
Total real estate loans	537,913	478,030	465,214	418,101	381,036

Direct financing leases	-	1,612	6,021	15,475	31,486
Commercial and industrial loans	106,952	99,951	109,513	91,445	73,145
Consumer loans	938	1,294	1,677	2,458	2,883
Other	323	1,342	586	252	493
Net deferred loan origination costs	870	666	394	247	525
Total gross loans and leases	646,996	582,895	583,405	527,978	489,568

Allowance for loan and lease losses	(11,503)	(9,732)	(11,495)	(10,424)	(6,971)

Loans and leases, net	$635,493	$573,163	$571,910	$517,554	$482,597

Real Estate Loans

Approximately 83.1% of the Bank’s total loan and lease portfolio at December 31, 2013 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans.  The Bank’s real estate loan portfolio was $537.9 million at December 31, 2013, compared with $478.0 million at December 31, 2012.  The real estate loan portfolio increased by approximately 12.5% in 2013 over 2012 compared with an increase of 2.8% in 2012 over 2011.

The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value (“LTV”) ratio.  Any loans with a greater than 80% LTV have private mortgage insurance.  Fixed rate residential mortgage loans outstanding totaled $85.7 million at December 31, 2013, which was approximately 13.2% of total loans and leases outstanding, compared with $54.7 million and 9.7%, respectively, at December 31, 2012.  This balance did not include any construction residential mortgage loans, which are discussed below.  The Bank has a contractual arrangement with FNMA, pursuant to which the Bank sells certain mortgage loans to FNMA and the Bank retains the servicing rights to those loans.  The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.

In 2013, the Bank sold $0.8 million in mortgages to FNMA under this arrangement, compared with $24.6 million in mortgages sold in 2012.  The decline in mortgages sold to FNMA was due to the continued low rate environment, where the opportunity to realize gains on sales to FNMA were compressed.    As a result, the Company strategically held these residential mortgages in its own portfolio, which led to an increase in balances of total residential mortgages of $25.9 million, or 38.0%, at December 31, 2013 compared to December 31, 2012.

The Bank currently retains the servicing rights on $63.5 million in mortgages sold to FNMA at December 31, 2013, compared with $73.7 million in mortgages sold to FNMA at December 31, 2012.  The Company has recorded a net servicing asset for such loans of $0.5 million at December 31, 2013 and 2012.  Despite the 13.8% decrease in the size of the servicing portfolio, the value of the mortgage servicing rights remained approximately the same due to the Company’s valuation model projecting lower prepayment speeds and slightly lower durations for the existing loans in the servicing portfolio.

The Bank offers adjustable rate residential mortgage loans with terms of up to 30 years.  Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter.  The Bank’s outstanding adjustable rate residential mortgage loans were $7.2 million or 1.1% of total loans and leases outstanding at December 31, 2013 as compared with $11.4 million or 2.0% at December 31, 2012.  With rates on fixed rate mortgage products at all-time lows, there has been little demand for variable-rate products which has resulted in a decline in variable rate mortgage loan balances.

Overall, residential real estate loans increased $25.9 million, or 38.0%, from $68.1 million at December 31, 2012 to $94.0 million at December 31, 2013.

The Bank also offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis.  To the extent required, loans exceeding an 80% LTV are reported on an exception report to the Board of Directors.  Many of these mortgage loans either mature or are subject to a rate call after three to five years.  The Bank’s outstanding commercial mortgage loans were $361.2 million at December 31, 2013, which was 55.8% of total loans and leases outstanding, compared with $323.8 million and 55.6% at December 31, 2012.  The Bank believes that the strong relationships with customers in the local community that have been fostered over the years with its loan officers have resulted in sustained loan production in 2013.  The balance at December 31, 2013 included $113.7 million in fixed rate and $247.5 million in variable rate commercial mortgage loans, which include interest rate calls.

The Bank also offers other types of loans collateralized by real estate, such as home equity loans.  The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 85% combined LTV ratio.  To the extent required, loans exceeding an 85% LTV ratio are reported on an exception report to the Board of Directors.  At December 31, 2013, the real estate loan portfolio included $57.2 million of home equity loans outstanding, which represented 8.8% of total loans and leases outstanding, compared with $56.4 million and 9.7% at December 31, 2012, respectively.  The total home equity portfolio included $49.8 million in variable rate loans and $7.4 million in fixed rate loans.

The Bank also offers both residential and commercial real estate construction loans at up to an 80% LTV ratio at fixed interest or adjustable interest rates and multiple maturities.  At December 31, 2013, fixed rate real estate construction loans outstanding totaled $3.2 million, or 0.5% of total loans and leases outstanding, and adjustable rate construction loans outstanding totaled $22.2 million, or 3.4% of total loans and leases outstanding.  At December 31, 2012, fixed rate real estate construction loans outstanding totaled $2.2 million, or 0.4% of total loans and leases outstanding, and adjustable rate construction loans outstanding totaled $27.6 million, or 4.7% of total loans and leases outstanding.

Direct Financing Leases

Direct financing leases totaled $0.0 million and $1.6 million at December 31, 2013 and 2012, respectively, representing 0.0% and 0.3% of the Bank's total loans and leases outstanding at December 31, 2013 and 2012, respectively.  The balances reflect the book values as of the respectively year-end period, net of the mark-to-market balance in those same periods.  The decline reflects management’s decision to exit the leasing business and to manage the remaining portfolio through its estimated maturity in 2014.

Commercial and Industrial Loans

The Bank offers commercial and industrial (“C&I”) loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities.  The Bank’s C&I loan portfolio totaled $107.0 million at December 31, 2013, compared with $100.0 million and $109.5 million at December 31, 2012 and 2011, respectively.  The portfolio grew 7.0% since the previous year-end.  The growth is attributable to an increased number of C&I loan officers and good results achieved through the Bank’s community-focused and relationship-based lending approach in the local market.  Commercial loans represented 16.5% and 17.2% of the Bank’s total loans at December 31, 2013 and 2012, respectively.

Collateral for C&I loans, where applicable, may consist of inventory, receivables, equipment and other business assets.  At December 31, 2013,  55.5% of the Bank’s C&I loans were at variable rates which are typically tied to the prime rate.  The Company has a small number of loans that are tied to LIBOR.

Consumer Loans

The Bank’s consumer installment loan portfolio totaled $0.9 million and $1.3 million at December 31, 2013 and 2012, respectively, representing 0.1% and 0.2% of the Bank’s total loans and leases outstanding at December 31, 2013 and 2012, respectively.  Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis.  This segment of the portfolio is done on an accommodation basis for customers.  The Company does not actively try to grow the portfolio in a significant way.

Other Loans

Other loans totaled $0.3 million and $1.3 million at December 31, 2013 and December 31, 2012, respectively.  Other loans consisted primarily of overdrafts and loan clearing accounts.

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturities of commercial loans and real estate construction loans outstanding as of December 31, 2013 and the classification of such loans due after one year according to sensitivity to changes in interest rates.

	Within	After One But	After Five
	One Year	Within Five Years	Years	Total
	(in thousands)
Commercial	$10,350	$33,014	$63,588	$106,952
Real estate construction	14,246	8,624	1,032	23,902
	$24,596	$41,638	$64,620	$130,854

Loans maturing after one year with:
Fixed Rates		$27,920	$63,803
Variable Rates		13,718	817
		$41,638	$64,620

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

Deposits

The Bank offers a variety of deposit products, including checking, savings, NOW accounts, certificates of deposit and jumbo certificates of deposit.  Bank deposits are insured up to the limits provided by the FDIC.  The following table details the Bank’s deposits as of the dates indicated:

	December 31,
	2013	2012	2011
	(in thousands)

Demand deposits	$139,973	$123,405	$118,037
NOW accounts	65,927	65,753	50,761
Regular savings	362,440	357,741	313,777
Muni-vest savings	28,135	23,183	20,161
Time deposits, $100,000 and over	64,936	42,083	39,557
Other time deposits	45,201	66,827	73,910
Total	$706,612	$678,992	$616,203

The following schedule sets forth the maturities of the Bank’s time deposits as of December 31, 2013:

	Time Deposit Maturity Schedule
	0-3 Mos.	3-6 Mos.	6-12 Mos.	Over 12 Mos.	Total
	(in thousands)

Time deposits - $100,000 and over	$2,244	$2,150	$5,486	$35,321	$45,201
Other time deposits	5,746	5,825	13,013	40,352	64,936
Total time deposits	$7,990	$7,975	$18,499	$75,673	$110,137

Total deposits increased $27.6 million or 4.1% in 2013 from 2012.  The Company successfully grew core transactional checking and saving accounts, including non-interest bearing demand deposits and interest-bearing savings and time accounts, by 4.9% to $530.5 million at December 31, 2013.  Non-interest bearing demand deposits increased by $16.6 million, or 13.4%, to $140.0 million as the Company was able to attract new core customers and some current commercial customers kept higher cash balances in a difficult economy.

Much of the organic growth in savings deposits in 2013 was due to the Better Savings account offered by the Bank.  The Bank paid a competitive interest rate on that product throughout 2013.  The Company believes this product was popular because customers preferred to keep their deposits liquid in a low-interest rate environment with a difficult economy.  With long-term rates so low, customers often do not believe there is enough value in locking up their funds long-term.  In addition, the Company’s focus on C&I lending helped drive an increase in commercial savings account balances.  The result of the growth in Better Savings and commercial savings balances is reflected in the growth of total regular and muni-vest savings accounts, which increased by 2.5%, or $9.7 million, to $390.6 million.

Time deposits increased $1.2 million, or 1.1%, from $108.9 million at December 31, 2012 to $110.1 million as of December 31, 2013.  Given the excess liquidity provided by the growth in checking and savings accounts, management did not replace brokered time deposits as they matured in 2013.  Because the interest rate environment continues to remain low, the average rate paid on time deposits decreased from 1.75% in 2012 to 1.60% in 2013.

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank (dollars in thousands):

	2013		2012		2011
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(dollars in thousands)

Demand deposits	$131,041	-%	$119,805	-%	$108,522	-%
NOW accounts	67,549	0.53%	59,811	1.03%	44,639	1.23%
Regular savings	357,098	0.31%	341,739	0.57%	280,606	0.72%
Muni-vest savings	26,052	0.23%	24,937	0.32%	27,272	0.48%
Time deposits	111,165	1.60%	109,508	1.75%	131,171	2.23%
Total	$692,905	0.48%	$655,800	0.69%	$592,210	0.95%

Federal Funds Purchased and Other Borrowed Funds.  Another source of the Bank’s funds for lending and investing activities at December 31, 2013 consisted of short term borrowings from the Federal Home Loan Bank.

Other borrowed funds consisted primarily of various advances from the FHLB with both fixed and variable interest rate terms ranging from 3.48% to 3.55%.  The maturities and weighted average rates of other borrowed funds at December 31, 2013 are as follows (dollars in thousands):

	Maturities	Weighted Average Rate
(in thousands)
2014	$9,000	3.53%
2015	-	-%
2016	-	-%
2017	-	-%
Thereafter	-	-%
Total	$9,000	-%

Securities Sold Under Agreements to Repurchase

The Bank enters into agreements with certain customers to sell securities owned by the Bank to those customers and repurchase the identical security, generally within one day.  No physical movement of the securities is involved.  The customer is informed that the securities are held in safekeeping by the Bank on behalf of the customer.  Securities sold under agreements to repurchase totaled $13.4 million at December 31, 2013 compared to $12.1 million at December 31, 2012.  Balances can vary day to day based on customer needs.

Pension

The Bank maintains a qualified defined benefit pension plan (the “Pension Plan”), which covered substantially all employees of the Company at the time the Pension Plan was frozen on January 31, 2008.  All benefits eligible participants accrued in the Pension Plan to the freeze date have been retained.  Employees have not accrued additional benefits in the Pension Plan from that date.  Employees will be eligible to receive these benefits at normal retirement age.  Additionally, the Company has entered into individual retirement agreements with certain of its executive officers providing for unfunded supplemental pension benefits under the Company’s Supplemental Executive Retirement Plan and Senior Executive Supplemental Executive Retirement Plan (collectively, the “SERP plans”).  The Company’s pension expense for the Pension Plan and the SERP plans approximated $0.6 million, $0.6 million, and $0.5 million for each of the years ended December 31, 2013, 2012, and 2011, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the Company’s plan assets of 7.50% for 2013, 2012 and 2011 for the Pension Plan; no compensation rate increases for 2013, 2012, and 2011 for the Pension Plan and compensation rate increases of 3.50%, 3.50%, and 3.12% in 2013, 2012 and 2011, respectively, for the SERP plans.

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

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis has increased from 3.88% at December 31, 2012 to 4.78% at December 31, 2013 for the Company’s Pension Plan and from 3.17% to 4.15% for the SERP plans.

Management tested the sensitivity of the pension expense to changes in two key assumptions: return on plan assets and the discount rate.  A 0.25% decrease in the rate of return on plan assets would have resulted in a decrease in pension expense of 300.3% or $9 thousand.  A 0.25% decrease in the discount rate would have resulted in a decrease in pension expense of 111.2% or $3 thousand.  The SERP has no plan assets; therefore there is no rate of return on plan assets.  A 0.25% decrease in the discount rate would have resulted in an increase in SERP expense of 0.96% or $5 thousand.  Increases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentences.  Since the Pension Plan has been frozen, pension expense is not sensitive to compensation scale increases or decreases.

As of December 31, 2013, the Company had cumulative actuarial losses of approximately $2.1 million that will result in an increase in the Company's future pension expense because such losses at each measurement date exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets.  In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost.  Amortization of these net actuarial losses had the effect of increasing the Company's pension expense by approximately $176 thousand in 2013, $171 thousand in 2012,  and $36 thousand in 2011.

The Company contributed $185 thousand to the Pension Plan in 2013.

Liquidity

The Company utilizes cash flows from its investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Given the current collateral available, advances of up to $94.4 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.    An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the FRB’s discount window.  The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  Additionally, the Company has access to capital markets as a funding source.

The cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses.  At December 31, 2013, approximately 1.4% of the Company’s debt securities had maturity dates of one year or less, and approximately 25.6% had maturity dates of five years or less.    In addition, the Company receives regular cash flows on its mortgage-backed securities.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases.  At December 31, 2013, in the stress test, the Bank had net short-term liquidity available of $121.8 million as compared with $75.5 million at December 31, 2012.  Available assets of $136.0 million divided by public and purchased funds of $114.6 million, resulted in a long-term liquidity ratio of 119% at December 31, 2013, compared with 155% at December 31, 2012.

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

	Payments due within time period at December 31, 2013
	(in thousands)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Securities sold under agreement
to repurchase	$13,351	$13,351	$-	$-	$-
Operating lease obligations	7,206	622	1,042	888	4,654
Other borrowed funds	9,000	9,000	-	-	-
Junior subordinated debentures	11,330	-	-	-	11,330
Total	$40,887	$22,973	$1,042	$888	$15,984

Interest expense on fixed rate debt	$198	$198	$-	$-	$-

The Company’s variable rate debt included in other borrowed funds is related to short-term funding which is used only to cover seasonal funding needs, which are subject to fluctuation.

At December 31, 2013, the Company had commitments to extend credit of $177.0 million compared to $135.0 million at December 31, 2012.  For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 16 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Overall, during 2013, the business environment continues to be adverse for many households and businesses in Western New York, in the United States and worldwide.  There can be no assurance that these conditions will improve in the near term. Such conditions could materially adversely affect the credit quality of the Company’s loans and leases, and therefore, the Company’s results of operations, financial condition, and capital position.

For further detail on capital and capital ratios, see Note 20 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Total Company stockholders’ equity was $80.7 million at December 31, 2013, increased from $74.8 million at December 31, 2012.  Equity as a percentage of assets was 9.7% at December 31, 2013, compared to 9.2% at December 31, 2012.  Book value per share of common stock increased to $19.18 at December 31, 2013 from $17.94 at December 31, 2012.  The reason for the increase in stockholders’ equity and book value per share was $7.9 million in net income, and a $0.6 million addition to paid in capital for stock issuances under the Company’s dividend reinvestment plan and employee stock purchase plan, and restricted stock and stock option activity.  These increases were somewhat offset by $1.1 million in dividends to common stockholders, a $1.4 million decrease in accumulated other comprehensive income, and $0.1 million increase in Treasury stock.

The dividend payment of $0.26 per share in 2013 was $0.02 higher per share than the accelerated dividend paid in December of 2012 and $0.04 higher than the semi-annual dividends paid in 2012.  The Company typically pays a semi-annual dividend in April and October of each year.  In 2012, the Company decided it was appropriate to move up the normal semi-annual dividend for April 2013 to December 2012.  At the time of the Company’s decision, there was much uncertainty around the income tax rates on dividend income.  These rates were scheduled to expire on December 31, 2012 and it was expected that these rates would increase in 2013.  Therefore, in an effort to reduce the tax burden on stockholders, management and the Board of Directors agreed that it would be appropriate to pay a third dividend in 2012 in lieu of the first semi-annual dividend in 2013.

Management and the Board of Directors of the Company believe that the dividend level is prudent to maintain available capital to support the continued growth of the Company, as well as to manage the Company’s and the Bank’s capital ratios, while providing a dividend yield (dividend per share divided by stock price) competitive with peers in the industry at an annualized rate of 2.46% at December 31, 2013.  When annualized for the typical semi-annual dividend, the Company’s dividend payout ratio (dividends paid divided by net income) was 27.9% in 2013.

Included in stockholders’ equity was accumulated other comprehensive income which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale.  Net unrealized gains after tax were $0.2 million, or $0.05 per share of common stock, at December 31, 2013, as compared to net unrealized gains on available-for-sale investment securities after tax of $2.4 million, and $0.59 per share of common stock, at December 31, 2012.  Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.  The Company had no other-than-temporary impairment charges in its investment portfolio in 2013 or 2012.

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

ALCO, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities.  When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank's exposure to interest rate risk through the use of on or off-balance sheet financial instruments.  Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the purchase of other financial instruments used for interest rate risk management purposes.  In 2012 and 2013, the Bank did not use off-balance sheet financial instruments to manage interest rate risk.

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated increase
	in projected annual net interest income
	(in thousands)

	December 31, 2013	December 31, 2012
Changes in interest rates

+200 basis points	$789	$1,055
+100 basis points	1,263	1,588

-100 basis points	NM	NM
-200 basis points	NM	NM

Many assumptions are utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income.  The more significant assumptions relate to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities.  The Bank also assumes immediate changes in rates, including 100 and 200 basis point rate changes.  In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts, such that interest rates cannot be less than zero.  These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. At December 31, 2013 the Bank's projected net interest income benefitted more from a 100 basis point increase in market rates compared with a 200 basis point increase in rates.  This relationship was due in part to expected increases in deposit rates needed to retain deposit customers if rates moved up 200 basis points but were not required if rates only moved 100 basis points higher.  Continued decreases in market interest rates during 2013 produced a greater sensitivity of customers to any level of market interest rate increases, therefore projecting a more proportional relationship to increased changes in rates at December 31, 2013.  In regards to the declining rate scenarios, management believes that projections using such significant decreases in interest rates is not meaningful based on the current low interest rate environment.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table, and changes in such amounts, are not considered significant to the Bank’s projected net interest income.

Financial instruments with off-balance sheet risk at December 31, 2013 included $108.9 million in undisbursed lines of credit at an average interest rate of 4.04%; $10.2 million in fixed rate loan origination commitments at 4.99%; $38.9 million in adjustable rate loan origination commitments at 4.20%; and $2.7 million in adjustable rate letters of credit, which if drawn upon, would typically earn an interest rate equal to the prime lending rate plus 2%.  Unused overdraft protection lines totaled $19.0 million, which if drawn upon, would also typically earn an interest rate equal to the prime lending rate plus 2%.

The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity year ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(in thousands)
Interest - Assets
Gross loan and lease	$53,506	$19,263	$32,539	$39,737	$39,413	$462,538	$646,996	$652,273
receivables
Average interest	4.59%	4.63%	5.40%	4.62%	4.91%	4.69%	4.72%	4.72%

Investment securities	$1,477	$8,551	$4,922	$3,685	$8,477	$74,937	$102,049	$101,984
Average interest	2.41%	3.25%	4.23%	3.13%	3.39%	3.14%	3.21%	3.21%

Interest -Liabilities
Interest bearing
deposits	$494,265	$40,302	$16,680	$9,265	$5,943	$184	$566,639	$568,772
Average interest	0.61%	2.30%	1.91%	1.24%	1.01%	7.47%	0.78%	0.78%

Borrowed funds
& securities sold
under agreements to
repurchase	$22,351	$-	$-	$-	$-	$-	$22,351	$22,522
Average interest	1.54%	-%	-%	-%	-%	-%	1.54%	1.54%

Junior subordinated
debt	$-	$-	$-	$-	$-	$11,330	$11,330	$11,330
Average interest	-%	-%	-%	-%	-%	2.96%	2.96%	2.96%

When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities, increases or decreases.  As a part of the Company’s asset/liability policy, the Company has set limitations on the acceptable level of the negative impact of such rate fluctuations on the market value of the Company’s balance sheet.  The Bank’s securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per ASC Topic 320 “Investments – Debt and Equity Securities.”  At December 31, 2013, the impact to equity, net of tax, as a result of marking available for sale securities to market was an unrealized gain of $0.1 million.  On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 200 basis points.  At December 31, 2013, the Company determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements.  The Company’s and the Bank’s capital ratios are also reviewed by management on a quarterly basis.

Capital Expenditures

Significant planned expenditures for 2014 include the purchase of technology to improve workflow automation and operational efficiency.  The Company believes it has a sufficient capital base to support these known and potential capital expenditures, currently expected to total $0.3 million, with current assets.

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

The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank.  This includes the operations of SDS and ENL.  The net income from banking activities was $6.6 million in 2013 compared with $7.0  million in 2012.  The decrease in net income from banking activities was driven primarily by the provision for loan and lease losses, which increased from $(0.1) million in 2012 to $1.5 million in 2013.  Total assets of the banking activities segment increased $24.4 million or 3.1% during 2013 to $824.0 million at December 31, 2013, due primarily to strong loan and deposit growth.

The insurance activities segment includes activities of TEA, a property and casualty insurance agency with locations in the Western New York area.  Net income from insurance activities was $1.3 million in 2013, up slightly from $1.2 million in 2012.  Most of the increase was a result of a decrease in amortization and non-interest expenses of $0.3 million.  TEA’s total assets of the insurance activities segment were $9.5 million at December 31, 2013, compared with $10.1 million at December 31, 2012.

Fourth Quarter Results

Net income was $1.7 million in the fourth quarter of 2013, down from $2.1 million in the fourth quarter of 2012, primarily as a result of a $0.4 million increase in the provision for loan and lease losses in the current quarter.  The prior year period benefitted from a $129 thousand release of loan and lease loss reserves as the Company’s leasing portfolio credit quality continued to improve.  As a result, return on average equity was 8.35% from the fourth quarter of 2013 compared with 11.33% in the fourth quarter of 2012.

Net interest income was $7.3 million for the fourth quarter, an increase of 3.4% from the prior-year period, and up 2.4% from the trailing third quarter of 2013.  Growth in loans and non-interest bearing demand deposits drove the increase over both the prior-year period and the trailing quarter.

Net interest margin improved 6 basis points to 3.85% compared with 3.79% in the trailing third quarter, and primarily reflects an increase in interest-earning assets.  Net interest margin also improved over the 2012 fourth quarter rate of 3.78%.  The increase in net interest margin from the prior-year period was due to a 24 basis point decrease in pricing on the Company’s interest bearing liabilities, partially offset by a 13 basis point decrease in the yield on interest-earning assets.

The provision for loan and lease losses was $0.2 million in the fourth quarter, up $0.4 million from the prior-year period, during which a release of loss reserves was recorded as a result of improvement in the leasing portfolio’s credit quality.  When compared with the trailing third quarter of 2013, the provision decreased by $0.5 million.  In the third quarter, the termination of the FDIC loss share agreement related to the Company’s 2009 acquisition of Waterford Village Bank resulted in a $0.6 million loan loss provision and a corresponding gain of $0.7 million in non-interest income.

Non-interest income was $3.0 million, or 29.1% of total revenue, in the fourth quarter, down $0.3 million, or 8.0%, from the prior-year period.  Service charges on deposits increased 2.4% to $510 thousand from the prior-year period as a result of growing commercial deposit transactional relationships which have historically higher fees.  This was offset by a $0.3 million decrease in other income, mostly as a result of a reduction in premiums on sales of residential mortgages. The Company primarily booked originated residential mortgages in 2013 rather than selling the mortgages to FNMA as was done in 2012.  Insurance agency revenue of $1.6 million was down $25 thousand, or 1.6%, from the 2012 fourth quarter, due mostly to decreases in commercial lines revenue.  Compared with the trailing third quarter of 2013, total non-interest income increased by 15.3%, mostly related to the loss on a tax credit investment in the third quarter of 2013.

Total non-interest expense was $7.7 million, an increase of 6.9% from the prior-year period.  Personnel expenses, the largest expense item for the Company, were up $521 thousand, or 12.8%, from the prior-year period, and reflect merit increases and personnel hires to support the Company’s growth strategy. These strategic additions impacted the current quarter; however, the Company has efficiently managed the full year’s non-interest expense as compared with prior year.

Income tax expense for the quarter was $0.8 million, representing an effective tax rate of 31.3% compared with an effective tax rate of 35.8% in the fourth quarter of 2012.  The decrease in tax rate was primarily due to higher tax exempt income as a percentage of total income.

Total assets grew 2.9% to $833.5 million at December 31, 2013, from $809.7 million on December 31, 2012, and were up 0.8% from $827.0 million at the end of the 2013 third quarter.  Loans grew 11.3% in the year to end at $647.0 million from $581.3 million at December 31, 2012.  Loans also grew in the fourth quarter and were up 3.4% from $625.6 million at September 30, 2013.

Investment securities were $104.9 million at the end of the year, up 5.9% from the end of 2012 and up 5.8% from the trailing 2013 third quarter.

Total deposits increased $27.6 million, or 4.1%, to $706.6 million at December 31, 2013, from $679.0 million at December 31, 2012, and increased $4.0 million, or 0.6%, from the 2013 third quarter-end.  The year-over-year growth was attributable to deposit increases in commercial demand deposits and consumer savings deposits.  The increase from the 2013 third quarter was the result of savings deposit growth.

There were net recoveries from two prior-year charged off loans in the fourth quarter, resulting in a (0.15%) ratio of net charge offs to average total loans and leases.  This was an improvement from net charge offs of 0.24% in the fourth quarter of 2012 and 0.09% in the third quarter of 2013.

The ratio of non-performing loans and leases to total loans and leases increased to 2.12% at the end of 2013, from 1.41% at year-end 2012, but decreased from 2.29% at September 30, 2013.  Of the $13.7 million in non-performing loans and leases at the end of 2013, approximately $8.0 million was due to one well collateralized commercial real estate loan, which has been successfully restructured with a new borrower.

The ratio of the allowance for loan and lease losses to total loans and leases was 1.78% at December 31, 2013 compared with 1.74% at September 30, 2013 and 1.67% at December 31, 2012.  The coverage ratio was 83.8% at year-end 2013 compared with 76.1% at the end of the trailing third quarter and 118.3% at year-end 2012.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Evans Bancorp, Inc. and subsidiaries (the “Company”).  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

The Company's consolidated financial statements for the fiscal year ended December 31, 2013 were audited by KPMG LLP, an independent registered public accounting firm.  KPMG LLP also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, as stated in their report, which appears in the "Report of Independent Registered Public Accounting Firm" immediately following this annual report of management.

EVANS BANCORP, INC. AND SUBSIDIARIES

/s/ David J. Nasca

David J. Nasca

President and Chief Executive Officer

/s/ Gary A. Kajtoch

Gary A. Kajtoch

Treasurer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Evans Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Buffalo, New York

March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Evans Bancorp, Inc.:

We have audited Evans Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Buffalo, New York

March 3, 2014

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 and 2012
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$14,698	$12,409
Interest-bearing deposits at banks	27,256	78,068
Securities:
Available for sale, at fair value (amortized cost: $99,353 at December 31, 2013;	99,665	92,063
$88,054 at December 31, 2012)
Held to maturity, at amortized cost (fair value: $2,319 at December 31 2013;	2,384	3,744
$3,721 at December 31, 2012)
Federal Home Loan Bank common stock, at amortized cost	1,364	1,804
Federal Reserve Bank common stock, at amortized cost	1,467	1,445

Loans and leases, net of allowance for loan and lease losses of $11,503 at December 31, 2013
and $9,732 at December 31, 2012	635,493	573,163
Properties and equipment, net of accumulated depreciation of $14,226 at December 31, 2013
and $14,256 at December 31, 2012	11,163	11,368
Goodwill	8,101	8,101
Intangible assets	108	329
Bank-owned life insurance	19,840	15,333
Other assets	11,959	11,849

TOTAL ASSETS	$833,498	$809,676

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$139,973	$123,405
NOW	65,927	65,753
Regular and muni-vest savings	390,575	380,924
Time	110,137	108,910

Total deposits	706,612	678,992

Securities sold under agreement to repurchase	13,351	12,111
Other short term borrowings	9,000	10,000
Other liabilities	12,493	13,415
Junior subordinated debentures	11,330	11,330
Long term borrowings	-	9,000

Total liabilities	752,786	734,848

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized;
4,208,459 and 4,171,473 shares issued at December 31, 2013 and December 31, 2012, respectively, and 4,201,362 and 4,171,473 outstanding at December 31, 2013
and December 31, 2012, respectively	2,106	2,087
Capital surplus	42,619	42,029
Treasury Stock, at cost, 4,906 and 0 shares at December 31, 2013
and December 31, 2012, respectively	(120)	-
Retained earnings	37,370	30,611
Accumulated other comprehensive (loss) gain, net of tax	(1,263)	101
Total stockholders' equity	80,712	74,828

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$833,498	$809,676

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(in thousands, except share and per share amounts)

	2013	2012	2011
INTEREST INCOME
Loans and leases	$29,546	$30,300	$29,140
Interest bearing deposits at banks	132	53	26
Securities:
Taxable	1,666	1,871	2,115
Non-taxable	1,060	1,153	1,434
Total interest income	32,404	33,377	32,715
INTEREST EXPENSE
Deposits	3,296	4,546	5,621
Other borrowings	436	703	775
Junior subordinated debentures	325	348	331
Total interest expense	4,057	5,597	6,727
NET INTEREST INCOME	28,347	27,780	25,988
PROVISION FOR LOAN AND LEASE LOSSES	1,540	(68)	2,484
NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	26,807	27,848	23,504
NON-INTEREST INCOME
Bank charges	2,039	1,858	1,783
Insurance service and fees	7,211	6,966	6,902
Data center income	464	456	678
Net gain on sales and calls of securities	-	-	26
Gain on loans sold	25	464	188
Bank-owned life insurance	508	489	454
Loss on tax credit investment	(1,555)	-	-
Interchange fee income	1,059	944	887
Gain on termination of loss sharing agreement	716	-	-
Other	1,694	1,646	1,514
Total non-interest income	12,161	12,823	12,432
NON-INTEREST EXPENSE
Salaries and employee benefits	17,755	17,304	15,820
Occupancy	3,010	2,785	3,119
Repairs and maintenance	723	769	689
Advertising and public relations	786	814	812
Professional services	1,892	1,925	1,776
Technology and communications	1,283	1,197	984
Amortization of intangibles	221	349	490
FDIC insurance	576	521	652
Other	3,134	3,128	2,899
Total non-interest expense	29,380	28,792	27,241
INCOME BEFORE INCOME TAXES	9,588	11,879	8,695
INCOME TAX PROVISION	1,731	3,747	2,583
NET INCOME	$7,857	$8,132	$6,112

Net income per common share-basic	$1.88	$1.96	$1.49
Net income per common share-diluted	$1.85	$1.95	$1.49
Cash dividends per common share	$0.26	$0.68	$0.40
Weighted average number of common shares outstanding	4,189,769	4,144,322	4,102,142
Weighted average number of diluted shares outstanding	4,239,037	4,159,690	4,104,533

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(in thousands, except share and per share amounts)
	2013		2012		2011

NET INCOME		$7,857		$8,132		$6,112

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities	(2,266)		(77)		1,737
Less: Reclassification of gain on sale of securities	-		-		16
		(2,266)		(77)		1,721

Defined benefit pension plans:
Amortization of prior service cost	42		53		54
Amortization of actuarial assumptions	108		105		23
Actuarial gains (losses)	752		(326)		(979)
Total		902		(168)		(902)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX		(1,364)		(245)		819

COMPREHENSIVE INCOME		$6,493		$7,887		$6,931

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2010	$2,041	$40,660	$20,836	$(473)	$-	$63,064
Net Income			6,112			6,112
Other comprehensive income				819		819
Cash dividends ($0.40 per common share)			(1,644)			(1,644)
Stock options and restricted stock expense		274				274
Excess tax benefit from stock-based
compensation		3				3
Issued 13,539 shares under
dividend reinvestment plan	7	166				173
Issued 13,978 restricted shares, net
of 1,768 forfeitures	6	(6)				-
Issued 17,256 shares under Employee Stock
Purchase Plan	9	178				187
Balance, December 31, 2011	$2,063	$41,275	$25,304	$346	$-	$68,988
Net Income			8,132			8,132
Other comprehensive (loss)				(245)		(245)
Cash dividends ($0.68 per common share)			(2,825)			(2,825)
Stock options and restricted stock expense		305				305
Excess tax benefit from stock-based
compensation		6				6
Issued 1,439 shares through
stock option exercise	1	(1)				-
Issued 17,785 and reissued 380 shares under
dividend reinvestment plan	9	268				277
Issued 10,145 restricted shares, net of 1,348
forfeitures	6	(6)				-
Issued 16,831 shares under Employee Stock
Purchase Plan	8	182				190
Balance, December 31, 2012	$2,087	$42,029	$30,611	$101	$-	$74,828
Net Income			7,857			7,857
Other comprehensive income (loss)				(1,364)		(1,364)
Cash dividends ($0.26 per common share)			(1,098)			(1,098)
Stock options and restricted stock expense		352				352
Excess tax expense from stock-based
compensation		(9)				(9)
Issued 19,431 restricted shares,
net of 2,191 forfeitures	9	(9)				-
Issued 13,455 shares in Employee Stock
Purchase Plan	7	184				191
Issued 4,100 shares through stock
option exercise	2	55				57
Repurchased 13,032 shares in Treasury stock					(250)	(250)
Reissued 5,126 shares under dividend
reinvestment plan		3			99	102
Reissued 3,000 shares through stock
option exercise	1	14			31	46
Balance, December 31, 2013	$2,106	$42,619	$37,370	$(1,263)	$(120)	$80,712

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(in thousands)
	2013	2012	2011

OPERATING ACTIVITIES:
Interest received	$32,176	$33,281	$32,236
Fees received	14,786	12,004	12,846
Interest paid	(4,070)	(5,630)	(7,016)
Cash paid to employees and vendors	(27,004)	(25,057)	(23,583)
Cash contributed to pension plan	(185)	(370)	(120)
Income taxes paid	(1,902)	(3,200)	(3,004)
Proceeds from sale of loans held for resale	776	24,035	24,267
Originations of loans held for resale	187	(20,915)	(24,811)

Net cash provided by operating activities	14,764	14,148	10,815

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(27,055)	(32,767)	(31,627)
Proceeds from sales	-	-	770
Proceeds from maturities, calls, and payments	15,750	40,349	21,610
Held to maturity securities:
Purchases	(941)	(3,118)	(2,475)
Proceeds from maturities, calls, and payments	2,302	3,176	778
Cash paid for bank owned life insurance	(4,000)	-	(2,000)
Additions to properties and equipment	(1,448)	(2,002)	(726)
Proceeds from sales of fixed assets	365	-	-
Purchase of tax credit investment	(225)	-	-
Net (increase) decrease in loans	(65,943)	(4,520)	(56,765)

Net cash provided by (used in) investing activities	(81,195)	1,118	(70,435)

FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings	(8,760)	101	(9,885)
Net increase in deposits	27,620	62,790	71,745
Dividends paid	(1,098)	(2,825)	(1,644)
Repurchase of treasury stock	(124)	-	-
Issuance of common stock	270	467	360

Net cash provided by financing activities	17,908	60,533	60,576

Net increase (decrease) in cash and equivalents	(48,523)	75,799	956

CASH AND CASH EQUIVALENTS:
Beginning of period	90,477	14,678	13,722

End of period	$41,954	$90,477	$14,678

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(in thousands)
	2013	2012	2011

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$7,857	$8,132	$6,112

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,848	2,015	1,996
Deferred tax expense (benefit)	(372)	539	(322)
Provision for loan and lease losses	1,540	(68)	2,484
Loss on tax credit investment	1,555	-	-
Net gain on sales of securities	-	-	(26)
Gain on loans sold	(25)	(464)	(188)
Stock options and restricted stock expense	352	305	274
Proceeds from sale of loans held for resale	776	24,035	24,267
Originations of loans held for resale	187	(20,915)	(24,811)
Changes in assets and liabilities affecting cash flow:
Other assets	(274)	1,173	636
Other liabilities	1,320	(604)	393

NET CASH PROVIDED BY OPERATING ACTIVITIES	$14,764	$14,148	$10,815

See Notes to Consolidated Financial Statements

12, 2011 AND 2010
EVANS BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During the twelve-month period ended December 31, 2013, the Company revised the Consolidated Statement of Cash Flows for the twelve-month period ended December 31, 2011 to correct a $526 thousand error within “Depreciation and Amortization” and “Change in Other Assets Affecting Cash Flow.”  The Company has assessed the materiality of this correction and concluded, based on qualitative and quantitative considerations, that the adjustments are not material to the Consolidated Statements of Cash Flows as a whole.

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

Securities, which experience an other-than-temporary decline in fair value, are written down to a new cost basis with the amount of the write-down, due to credit problems, included in earnings as a realized loss.  The new cost basis is not changed for subsequent recoveries in fair value.  Factors which management considers in determining whether an impairment in value of an investment is other than temporary include the period of time the securities were in a loss position, management’s intent and ability to hold securities until fair values recover to amortized cost or if it is considered more likely than not that the Company will have to sell the security, the extent to which fair value is less than amortized cost, the issuer’s financial performance and near term prospects, the financial condition and prospects for the issuer’s geographic region and industry, and recoveries or declines in fair value subsequent to the balance sheet date.  There were no charges associated with other-than-temporary impairment declines in fair value of securities in 2013 or 2012.

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

Leases

The Bank's leasing operations consist principally of the leasing of various types of small ticket commercial equipment.  The Company follows ASC Topic 840, "Leases," for all of its direct financing leases.  The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income, net of the remaining mark.  In the third quarter of 2009, the Company announced its intention to sell the leasing portfolio.  As a result, the Company classified the leasing portfolio as held-for-sale and marked the portfolio down to its fair market value as of June 30, 2009.  As of September 30, 2009, management decided to service the portfolio to maturity and transferred it to held-for-investment.  At December 31, 2013 and 2012, the carrying value of the leasing portfolio amounted to $0.0 and $1.6 million, respectively.  All of the Bank's leases are classified as direct financing leases.

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

Foreclosed Real Estate

Foreclosed real estate is initially recorded at the lower of carrying or fair value (net of costs of disposal) at the date of foreclosure.  Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.  Assessments are periodically performed by management, and an allowance for losses is established through a charge to operations if the carrying value of a property exceeds fair value.  The Company held no foreclosed real estate at December 31, 2013 or December 31, 2012.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, "Intangibles – Goodwill and Other."  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired.  The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired.  A reporting unit is defined as any distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by the segment’s management.  The only reporting unit with goodwill as of December 31, 2013 is the insurance agency activities reporting unit.

The fair value of the insurance agency activities reporting unit is measured annually as of December 31st utilizing the average of a discounted cash flow model and a market value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for similar companies.  The calculated value of the insurance agency reporting unit was substantially in excess of the carrying amount at December 31, 2013.  A review of the period subsequent to the measurement date is performed to determine if there were any significant adverse changes in operations or events that would alter our determination as of the measurement date.  The Company has performed the required goodwill impairment tests and has determined that goodwill was not impaired as of December 31, 2013.

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

Net Income Per Share

Net income per common share is determined by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options and immediate vesting of restricted shares.  Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share.  There were 49,268,  15,368, and 2,391 potentially dilutive shares of common stock included in calculating diluted earnings per share for the years ended December 31, 2013, 2012, and 2011, respectively.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive.  In accordance with ASC Topic 260, "Earnings Per Share," these shares were not included in calculating diluted earnings per share.  As of December 31, 2013, 2012, and 2011, there were 42 thousand, 157 thousand, and 213 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive.

Treasury Stock

Repurchases of shares of Evans Bancorp, Inc. stock are recorded at cost as a reduction of shareholders’ equity.  Reissuances of shares of treasury stock are recorded at market value.

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

New Accounting Standards

The following significant accounting pronouncements became effective for the Company in 2013:

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

ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, if the amount being reclassified is required to be reclassified into net income in its entirety.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This ASU is effective for reporting periods beginning after December 15, 2012.  The Company adopted this ASU effective January 1, 2013, as reflected herein at Note 10 – “Comprehensive Income (Loss).”

2.

2.SECURITIES

The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2013
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$32,176	$439	$(623)	$31,992
States and political subdivisions	31,266	802	(188)	31,880
Total debt securities	$63,442	$1,241	$(811)	$63,872

Mortgage-backed securities:
FNMA	$13,204	$354	$(57)	$13,501
FHLMC	7,156	109	(147)	7,118
GNMA	7,570	99	(96)	7,573
CMO	7,981	9	(389)	7,601
Total mortgage-backed securities	$35,911	$571	$(689)	$35,793

Total securities designated as available for sale	$99,353	$1,812	$(1,500)	$99,665

Held to Maturity:
Debt securities
States and political subdivisions	$2,384	$6	$(71)	$2,319

Total securities designated as held to maturity	$2,384	$6	$(71)	$2,319

	2012
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$27,227	$1,137	$(32)	$28,332
States and political subdivisions	29,912	1,567	(10)	31,469
Total debt securities	$57,139	$2,704	$(42)	$59,801

Mortgage-backed securities:
FNMA	$15,210	$867	$-	$16,077
FHLMC	6,292	189	-	6,481
GNMA	7,750	263	-	8,013
CMO	1,663	28	-	1,691
Total mortgage-backed securities	$30,915	$1,347	$-	$32,262

Total securities designated as available for sale	$88,054	$4,051	$(42)	$92,063

Held to Maturity:
Debt securities
States and political subdivisions	$3,744	$23	$(46)	$3,721

Total securities designated as held to maturity	$3,744	$23	$(46)	$3,721

Available for sale securities with a total fair value of $71.1 million and $68.0 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at December 31, 2013 and 2012, respectively.

The scheduled maturity of debt and mortgage-backed securities at December 31st of the respective years is summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	2013		2012
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$447	$454	$2,766	$2,797
Due after one year through five years	23,732	24,419	16,797	17,561
Due after five years through ten years	31,450	30,946	29,280	30,344
Due after ten years	7,813	8,053	8,296	9,099
	63,442	63,872	57,139	59,801

Mortgage-backed securities
available for sale	35,911	35,793	30,915	32,262

Total available for sale securities	$99,353	$99,665	$88,054	$92,063

Debt securities held to maturity:

Due in one year or less	$1,023	$1,020	$2,241	$2,228
Due after one year through five years	178	179	317	322
Due after five years through ten years	1,064	1,015	516	490
Due after ten years	119	105	670	681
	2,384	2,319	3,744	3,721

Total held to maturity securities	$2,384	$2,319	$3,744	$3,721

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years, however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no realized gains and losses from gross sales of securities in 2013 and 2012.  Realized gains and losses from gross sales of securities of  $1.0 million for the year ended December 31, 2011 were $35 thousand and $9 thousand, respectively.

Information regarding unrealized losses within the Company’s available for sale securities at December 31st of the respective years is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	2013

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$10,553	$(486)	$1,863	$(137)	$12,416	$(623)
States and political subdivisions	7,953	(150)	590	(38)	8,543	(188)
Total debt securities	$18,506	$(636)	$2,453	$(175)	$20,959	$(811)

Mortgage-backed securities:
FNMA	$4,819	$(57)	$21	$-	$4,840	$(57)
FHLMC	2,677	(46)	1,700	(101)	4,377	(147)
GNMA	2,751	(96)	-	-	2,751	(96)
CMO'S	6,466	(389)	-	-	6,466	(389)
Total mortgage-backed securities	$16,713	$(588)	$1,721	$(101)	$18,434	$(689)

Held To Maturity:
Debt securities:
States and political subdivisions	$1,210	$(24)	$504	$(47)	$1,714	$(71)

Total temporarily impaired
securities	$36,429	$(1,248)	$4,678	$(323)	$41,107	$(1,571)

	2012

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$3,968	$(32)	$-	$-	$3,968	$(32)
States and political subdivisions	1,192	(10)	-	-	1,192	(10)
Total debt securities	$5,160	$(42)	$-	$-	$5,160	$(42)

Mortgage-backed securities:
FNMA	$34	$-	$-	$-	$34	$-
Total mortgage-backed securities	$34	$-	$-	$-	$34	$-

Held To Maturity:
Debt securities:
States and political subdivisions	$2,660	$(46)	$-	$-	$2,660	$(46)

Total temporarily impaired
securities	$7,854	$(88)	$-	$-	$7,854	$(88)

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2013 and 2012 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.  The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

While the Company did not record any other-than-temporary impairment charges in 2013 or 2012,  and gross unrealized losses amounted to only $1.6 million at December 31, 2013, it remains possible that economic conditions could negatively impact the securities portfolio in 2014.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government agencies such as the Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance going forward.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY.  At December 31, 2013, the Company had a total of $9 million in borrowed funds with FHLBNY.  The Company has placed sufficient collateral in the form of residential real estate loans at FHLBNY.  As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY.  The Bank held FHLBNY stock with a carrying value of $1.4 million as of December 31, 2013 and $1.8 million as of December 31, 2012, respectively.

Systemic weakness in the FHLB could result in impairment of the Company’s FHLB stock.  However, FHLBNY has stated that it currently meets all of its capital requirements, continues to redeem excess stock for members, and has the expressed ability and intent to continue paying dividends.  FHLBNY has a Aaa credit rating and a negative outlook.  The outlook on FHLB is negative reflecting the negative outlook on the US government.  Markets have largely ignored the rating agencies’ negative outlook and downgrades on US government debt as government bond yields continued to decrease in 2013.  Despite the perceived budget and debt problems of the US government, investors have continued to view US government debt as a relatively safe investment, as evidenced by the lack of risk premium priced into US Treasury bond yields.  The Aaa rating reflects FHLB’s financial strength, sound management, low derivatives risk exposure, status as a government-sponsored enterprise and other links to the US government.  Due to the relatively strong financial health of FHLBNY and FHLB, there was no impairment in the Bank’s FHLB stock as of December 31, 2013 and 2012.

3.LOANS AND LEASES, NET

Major categories of loans and leases at December 31, 2013 and 2012 are summarized as follows:

	2013	2012
Mortgage loans on real estate:	(in thousands)
Residential Mortgages	$94,027	$68,135
Commercial and multi-family	361,247	323,777
Construction-Residential	1,509	811
Construction-Commercial	23,902	28,941
Home equities	57,228	56,366
Total real estate loans	537,913	478,030

Direct financing leases	-	1,612
Commercial and industrial loans	106,952	99,951
Consumer loans	938	1,294
Other	323	1,342
Net deferred loan origination costs	870	666
Total gross loans	646,996	582,895

Allowance for loan losses	(11,503)	(9,732)

Loans, net	$635,493	$573,163

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

The Bank, in its normal course of business, sells certain residential mortgages which it originates to FNMA.  The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon.   The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.  This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk.  At December 31, 2013 and 2012, the Company had approximately $63.5 million and $73.7 million, respectively, in unpaid principal balances of loans that it services for FNMA.  For the years ended December 31, 2013 and 2012, the Company sold $0.8 million and $24.6 million, respectively, in loans to FNMA and realized gains on those sales of $25 thousand and $464 thousand, respectively.  Gains or losses recognized upon the sale of loans are determined on a specific identification basis.  The Company had a related asset of approximately $0.5 million for the servicing portfolio rights as of December 31, 2013 and 2012.  There were no loans held for sale at December 31, 2013 compared with $0.9 million at December 31, 2012.  Loans held for sale are typically in the portfolio for less than a month.  As a result, the carrying value approximates fair value.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

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

As of December 31, 2013, there were $164.0 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for borrowings.

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

Direct Financing Leases:  From 2005 to April 2009 the Company originated direct financing leases of commercial small-ticket general business equipment to companies located throughout the United States.  These leases carry a high risk of loss.  As a result of the increase in credit risks, poor performance in the portfolio, the lack of strategic fit with the Company’s community banking philosophy, and with the intention of reallocating capital back to its core business, management announced its exit from the national leasing business in April 2009.  As a result of management’s decision to sell the portfolio a mark-to-market adjustment of $7.2 million was created on June 30, 2009.  The mark was charged off against the allowance.  The portfolio was subsequently placed back into held-for-investment as of September 30, 2009 after management determined that a greater value for the portfolio would be realized by keeping it rather than selling it. The portfolio was re-classified as held-for-investment using the same $7.2 million mark. Since that time, leases that are determined to have no value have been applied to the remaining mark, rather than charged off through the allowance.

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

Other Loans:  These loans included $0.2 million at December 31, 2013 and $1.6 million at December 31, 2012 of overdrawn deposit accounts classified as loans.

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

All of the purchased loans and foreclosed real estate purchased by the Bank under the Agreement were covered by a loss sharing agreement between the FDIC and the Bank which was included in the Agreement.  The loans acquired in that acquisition were referred to as “covered” loans because they were covered by the loss sharing agreement.    Under this loss sharing agreement, the FDIC had agreed to bear 80% of loan and foreclosed real estate losses up to $5.6 million and 95% of losses that exceed $5.6 million.  Reimbursable losses were based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition.

At acquisition, the Company marked the covered loan portfolio to its market value, and the allowance for loan and lease losses related to the covered loans was zero.  Since acquisition, management had provisioned for any incremental increases in estimated credit losses due to deterioration in specific loans or increased risk factors on pools of loans.

On July 1, 2013, the loss sharing agreement between the FDIC and the Bank was terminated.  The Bank received $1.1 million from the FDIC in consideration for termination of the loss sharing agreement.  As a result of the termination, the FDIC guarantees on covered loan losses were eliminated, and the Company recognized $0.6 million in allowance on the previously covered loans.  At termination of the loss sharing agreement, the covered loan portfolio was $16.6 million with a gross allowance of $0.8 million and a $0.6 million in FDIC guarantee on those estimated losses, as compared with a covered loan portfolio of $20.8 million with a gross allowance of $0.6 million and a $0.5 million in FDIC guarantee on those estimated losses as of December 31, 2012.

The Company maintains an allowance for loan and lease losses in order to capture the probable losses inherent in its loan and lease portfolio.  There is a risk that the Company may experience significant loan and lease losses in 2014 and beyond which could exceed the allowance for loan and lease losses.  This risk is heightened by the current uncertain and adverse economic conditions.  If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs, the Company may have to increase its allowance for loan and lease losses or loan and lease charge-offs which could have a material adverse effect on the Company's operating results and financial condition.  There can be no assurance that the Company's allowance for loan and lease losses will be adequate to protect the Company against loan and lease losses that it may incur.

Changes in the allowance for loan and lease losses for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(in thousands)
Balance, beginning of year	$9,732	$11,495	$10,424
Provisions for loan and lease losses	1,540	(68)	2,484
Recoveries	942	225	109
Loans and leases charged off	(711)	(1,920)	(1,522)
Balance, end of year	$11,503	$9,732	$11,495

The following tables summarize the allowance for loan and lease losses, as of December 31, 2013 and 2012, respectively, by portfolio segments.  The segments presented are at the level management uses to assess and monitor the risk and performance of the portfolio.  The Company does not currently consider other factors such as industry and geography in assessing the loan portfolio.

2013

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$3,617	$4,493	$18	$662	$746	$47	$149	$9,732
Charge-offs	(20)	(460)	(64)	(39)	(128)	-	-	(711)
Recoveries	240	444	13	2	1	242	-	942
Provision	652	435	70	413	259	(289)	-	1,540
Ending balance	$4,489	$4,912	$37	$1,038	$878	$-	$149	$11,503

Allowance for loan
and lease losses:
Ending balance:
Individually evaluated
for impairment	$1,187	$216	$20	$47	$39	$-	$-	$1,509
Collectively evaluated
for impairment	3,302	4,696	17	991	839	-	149	9,994
Total	$4,489	$4,912	$37	$1,038	$878	$-	$149	$11,503

Loans and leases:
Ending balance:
Individually evaluated
for impairment	$4,388	$12,054	$20	$1,952	$447	$-	$-	$18,861
Collectively evaluated
for impairment	102,564	373,095	1,241	93,584	56,781	-	-	627,265
Total	$106,952	$385,149	$1,261	$95,536	$57,228	$-	$-	$646,126

Note: Loan and lease balances do not include $870 thousand in net deferred loan and lease originations as of December 31, 2013.

* includes construction loans

** includes other loans

2012

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$4,085	$4,670	$36	$793	$768	$994	$149	$11,495
Charge-offs	(862)	(900)	(32)	(12)	(114)	-	-	(1,920)
Recoveries	184	15	19	1	6	-	-	225
Provision	210	708	(5)	(120)	86	(947)	-	(68)
Ending balance	$3,617	$4,493	$18	$662	$746	$47	$149	$9,732

Allowance for loan
and lease losses:
Ending balance:
Individually evaluated
for impairment	$472	$471	$5	$-	$-	$13	$-	$961
Collectively evaluated
for impairment	3,145	4,022	9	662	746	34	149	8,767
Loans acquired with
deteriorated credit quality	-	-	4	-	-	-	-	4
Total	$3,617	$4,493	$18	$662	$746	$47	$149	$9,732

Loans and leases:
Ending balance:
Individually evaluated
for impairment	$1,159	$7,283	$22	$1,443	$938	$164	$-	$11,009
Collectively evaluated
for impairment	98,792	345,435	2,592	67,503	55,428	1,448	-	571,198
Loans acquired with
deteriorated credit quality	-	-	22	-	-	-	-	22
Total	$99,951	$352,718	$2,636	$68,946	$56,366	$1,612	$-	$582,229

Note: Loan and lease balances do not include $666 thousand in net deferred loan and lease originations as of December 31, 2012.

*  includes construction loans

** includes other loans

The national economy continued to slowly shows signs of improvement in 2013, with unemployment improving from 7.8% to 6.7%.  However, the unemployment rate remains high by historical standards and other economic indicators such as GDP growth continue to reflect gradual improvement in the economy.  Although the economy has yielded signs of improvement, management did not impact the provision for loan losses specifically related to the current economic environment. The current year provision for loans was driven by the increased in criticized loans in 2013 and provision recognized as a result of the termination of the FDIC loss sharing agreement in 2013.

The following table depicts the activity in the leasing portfolio, including the mark:

	As of December 31,
	2013	2012	2011
	(in thousands)
Direct financing lease principal balance	$105	$1,742	$6,509
Mark-to-market adjustment	(105)	(130)	(488)
Direct financing lease carrying balance	-	1,612	6,021

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Beginning balance of the mark	$130	$488	$1,493
Mark-to-market adjustment	(242)	-	-
Net write-offs (recoveries)	217	(358)	(1,005)
Remaining mark	105	130	488

Allowance for lease losses, beginning balance	$47	$994	$1,471
(Reduction of) provision for lease losses	(47)	(947)	(477)
Leasing net charge-offs	-	-	-
Allowance for lease losses, ending balance	-	47	994

Total mark plus allowance	$105	$177	$1,482
Mark plus allowance / leasing principal balance	100%	10.16%	22.77%

Non-accruing leases	$47	$171	$1,160
Non-accruing leases / leasing principal balance	44.76%	9.82%	17.82%

The reduction of provision for lease losses in 2013 brought the allowance for lease losses to zero.  The leasing portfolio continued running off during the year, while lease recoveries have continued to increase.  As a result, the mark-to-market balance was adjusted during 2013 to equal the remaining net lease receivable balance.

The following table provides data, at the class level, of credit quality indicators of certain loans and leases, as of December 31, 2013 and 2012, respectively:

December 31, 2013
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$19,086	$297,819	$316,905	$78,294
4	3,283	47,584	50,867	15,194
5	-	4,028	4,028	9,468
6	1,533	11,479	13,012	3,744
7	-	337	337	252
Total	$23,902	$361,247	$385,149	$106,952

December 31, 2012
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$24,461	$273,843	$298,304	$77,095
4	2,023	40,346	42,369	14,681
5	1,728	3,081	4,809	5,229
6	729	2,911	3,640	2,308
7	-	3,596	3,596	638
Total	$28,941	$323,777	$352,718	$99,951

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

Similar to consumer loans, direct financing leases were evaluated in pools according to delinquency and accruing status rather than assigned risk ratings.  Given the comparably lower credit quality of the leasing portfolio, leases were rarely kept in accruing status beyond 30 days past due.  Non-accrual leases were assigned a reserve percentage based on the historical loss history of the Company’s non-accrual lease portfolio.  Evaluating non-accruing leases as a pool was appropriate as they were small-balance and homogeneous in nature.  On a quarterly basis, leases were evaluated for any deterioration not readily apparent through payment performance.  If any risk factors become apparent during the review such as deteriorating financial performance for the customer’s business or requests for a restructuring from the original terms of the contract, management placed those large leases that were performing from a payment perspective but had some indications of credit deterioration into a second pool.  These large leases with additional risk were assigned a reserve percentage reflective of the additional risk characteristics while taking into account the adequate payment performance.  All other leases were placed in a third pool and assigned a reserve percentage commensurate with the credit history of the Company’s leasing portfolio, delinquency trends, non-accrual trends, charge-off trends, and general macro-economic factors.

The following table provides an analysis of the age of the recorded investment in loans and leases that were past due as of December 31, 2013 and 2012, respectively:

December 31, 2013
(in thousands)
								Non-accruing
				Total Past	Current	Total	90+ Days	Loans and
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Leases

Commercial and
industrial	$197	$447	$358	$1,002	$105,950	$106,952	$-	$2,970
Residential real estate:
Residential	392	72	915	1,379	92,648	94,027	-	1,376
Construction	-	-	-	-	1,509	1,509	-	-

Commercial real estate:
Commercial	6,976	1,050	75	8,101	353,146	361,247	-	8,873
Construction	-	-	-	-	23,902	23,902	-	-
Home equities	100	267	76	443	56,785	57,228	-	447
Direct financing leases	1	2	47	50	-	-	-	47
Consumer	1	21	-	22	916	938	-	20
Other	-	-	-	-	323	323	-	-
Total Loans	$7,667	$1,859	$1,471	$10,997	$635,179	$646,126	$-	$13,733

December 31, 2012
(in thousands)
								Non-accruing
				Total Past	Current	Total	90+ Days	Loans and
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Leases

Commercial and
industrial	$564	$141	$135	$840	$99,111	$99,951	$-	$914
Residential real estate:
Residential	1,015	62	872	1,949	66,186	68,135	-	1,443
Construction	-	-	-	-	811	811	-	-

Commercial real estate:
Commercial	12,658	169	3,658	16,485	307,292	323,777	-	4,309
Construction	1,505	201	729	2,435	26,506	28,941	-	729
Home equities	32	215	572	819	55,547	56,366	-	618
Direct financing leases	31	7	123	161	1,451	1,612	-	171
Consumer	17	4	23	44	1,250	1,294	-	44
Other	-	-	-	-	2,008	2,008	-	-
Total Loans	$15,822	$799	$6,112	$22,733	$560,162	$582,895	$-	$8,228

The following table provides data, at the class level, of impaired loans and leases:

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,247	$1,352	$-	$1,405	$100	$59

Residential real estate:
Residential	1,331	1,460	-	1,388	61	9
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	9,937	10,288	-	9,832	302	109
Construction	599	599	-	707	-	26

Home equities	408	438	-	402	19	4

Direct financing leases	26	27	-	29	-	-

Consumer	-	-	-	-	-	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$13,548	$14,164	$-	$13,763	$482	$207

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$3,141	$3,191	$1,187	$3,577	$60	$108

Residential real estate:
Residential	621	624	47	622	10	27
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	584	650	70	604	6	26
Construction	934	934	146	934	-	33

Home equities	39	39	39	39	-	2

Direct financing leases	-	-	-	-	-	-

Consumer	20	29	20	11	3	2

Other	-	-	-	-	-	-

Total impaired loans and leases	$5,339	$5,467	$1,509	$5,787	$79	$198

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$4,388	$4,543	$1,187	$4,982	$160	$167
	-	-	-	-	-	-
Residential real estate:
Residential	1,952	2,084	47	2,010	71	36
Construction	-	-	-	-	-	-
	-	-	-	-	-	-
Commercial real estate:
Commercial	10,521	10,938	70	10,436	308	135
Construction	1,533	1,533	146	1,641	-	59
	-	-	-	-	-	-
Home equities	447	477	39	441	19	6
	-	-	-	-	-	-
Direct financing leases	26	27	-	29	-	-
	-	-	-	-	-	-
Consumer	20	29	20	11	3	2
	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total impaired loans and leases	$18,887	$19,631	$1,509	$19,550	$561	$405

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$277	$289	$-	$392	$10	$6

Residential real estate:
Residential	1,437	1,558	-	1,444	56	12
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	3,313	3,555	-	3,711	174	94
Construction	729	814	-	778	26	-

Home equities	938	973	-	856	26	14

Direct financing leases	-	-	-	-	-	-

Consumer	-	-	-	-	-	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$6,694	$7,189	$-	$7,181	$292	$126

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,509	$2,662	$747	$2,938	$49	$107

Residential real estate:
Residential	6	6	-	6	-	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	3,241	3,425	471	3,267	172	3
Construction	934	934	49	934	-	30

Home equities	-	-	-	-	-	-

Direct financing leases	164	178	13	266	14	-

Consumer	44	121	9	60	9	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$6,898	$7,326	$1,289	$7,471	$244	$140

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,786	$2,951	$747	$3,330	$59	$113
	-	-	-	-	-	-
Residential real estate:
Residential	1,443	1,564	-	1,450	56	12
Construction	-	-	-	-	-	-
	-	-	-	-	-	-
Commercial real estate:
Commercial	6,554	6,980	471	6,978	346	97
Construction	1,663	1,748	49	1,712	26	30
	-	-	-	-	-	-
Home equities	938	973	-	856	26	14
	-	-	-	-	-	-
Direct financing leases	164	178	13	266	14	-
	-	-	-	-	-	-
Consumer	44	121	9	60	9	-
	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total impaired loans and leases	$13,592	$14,515	$1,289	$14,652	$536	$266

There were $13.5 million in impaired loans with no related allowance at December 31, 2013, and $6.7 million in impaired loans with no related allowance for credit loss at December 31, 2012.  As management identifies impaired loans that are collateral dependent, new appraisals are ordered to determine the fair value of the collateral.  It should also be noted that when estimating the fair value of collateral for the purpose of performing an impairment test, management further reduces the appraised value of the collateral to account for estimated selling or carrying costs, age of the appraisal if applicable, or any other perceived market or borrower-specific risks to the value of the collateral.

The interest income in the preceding table was interest income recognized prior to these loans and leases being identified as impaired and placed on non-accrual.  The Company did not recognize any interest income on those loans and leases while they were on non-accrual and impaired.

The following table summarizes the Bank’s non-accrual loans and leases and loans and leases 90 days or more past due and still accruing:

	December 31, 2013	December 31, 2012
	(in thousands)
Non-accruing loans and leases:
Commercial and industrial loans	$2,970	$914
Residential real estate:
Residential	1,376	1,443
Construction	-	-
Commercial real estate:
Commercial and multi-family	8,873	4,309
Construction	-	729
Home equities	447	618
Direct financing leases	47	171
Consumer loans	20	44
Other	-	-
Total non-accruing loans and leases	$13,733	$8,228

Accruing loans 90+ days past due	-	-
Total non-performing loans and leases	$13,733	$8,228

Total non-performing loans and leases
to total assets	1.65%	1.02%
Total non-performing loans and leases
to total loans and leases	2.12%	1.41%

The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2013 and 2012.

The following lists the components of the net investment in direct financing leases as of December 31:

	2013	2012
	(in thousands)
Direct financing lease payments receivable	$140	$1,871
Estimated residual value of leased assets	10	57
Unearned income	(45)	(186)
Remaining mark	(105)	(130)
Net investment in direct financing leases	$-	$1,612

At December 31, 2013, minimum future lease payments to be received in 2014 are $57 thousand.  There are no minimum future lease payments for years thereafter 2014.

Troubled debt restructurings (“TDRs”)

The Company had $17.1 million in loans and leases that were restructured and deemed to be a TDR at December 31, 2013 with $12.0 million of those balances in non-accrual status.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the restructurings were allowed in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial difficulty.  The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.

The following table presents the Company’s TDR loans and leases as of December 31, 2013, and 2012, respectively:

	December 31, 2013
	($ in thousands)

	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$4,262	$2,903	$1,359	$983

Residential real estate:
Residential	1,031	454	577	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	10,211	8,563	1,648	33
Construction	1,533	-	1,533	-

Home equities	56	56	-	-
Direct financing leases	26	12	14	-
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$17,119	$11,988	$5,131	$1,016

	December 31, 2012
	($ in thousands)

	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,592	$720	$1,872	$335

Residential real estate:
Residential	509	509	-	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	6,203	3,958	2,245	471
Construction	1,663	729	934	-
				-
Home equities	320	-	320	-
Direct financing leases	164	70	94	13
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$11,451	$5,986	$5,465	$819

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

The following tables show the data for TDR activity by type of concession granted to the borrower during 2013 and 2012:

	Year ended December 31, 2013			Year ended December 31, 2012
	($ in thousands)			($ in thousands)

Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	6	$2,400	$2,400	-	$-	$-
Interest rate reduction	2	330	330	1	249	249
Extension of maturity and
interest rate reduction	5	361	361	-	-	-
Combination of concessions	1	250	250	10	1,952	1,952
Residential Real Estate & Construction:
Extension of maturity	4	583	583	1	43	43
Rate reduction	-	-	-	1	475	475
Commercial Real Estate & Construction:
Deferral of principal	2	6,438	7,963	3	964	964
Extension of maturity	2	739	739	2	1,194	1,194
Term out line of credit	-	-	-	1	1,429	1,429
Extension of maturity and
interest rate reduction	-	-	-	1	637	637
Home Equities:
Extension of maturity	-	-	-	-	-	-
Extension of maturity and
interest rate reduction	1	136	136	-	-	-
Term out line of credit	1	57	57	-	-	-
Direct financing leases	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Other	-	-	-	-	-	-

Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2013 and 2012.  All of the C&I and commercial real estate TDR’s were already considered impaired and sufficiently reserved for before being identified as a TDR.

The reserve for a TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  At December 31, 2013, there were no commitments to lend additional funds to debtors owing loans or leases whose terms have been modified in TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan or lease is determined to be uncollectible, the loan or lease will be charged off to its collateral value.  A loan or lease is considered in default when the loan or lease is 90 days past due or is charged off.  The following table presents loans and leases which were classified as TDR’s during the previous twelve months which have subsequently defaulted during the twelve month periods ended December 31:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	7	$224	2	$135
Residential Real Estate:
Residential	-	-	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and Multi-Family	1	160	1	290
Construction	-	-	1	729
Home Equities	-	-	-	-
Direct financing leases	-	-	-	-
Consumer loans	-	-	-	-
Other	-	-	-	-

4.PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 were as follows:

	2013	2012
	(in thousands)
Land	$268	$268
Buildings and improvements	12,695	13,504
Furniture, fixtures, and equipment	12,426	11,852
	25,389	25,624
Less accumulated depreciation	(14,226)	(14,256)
Properties and equipment, net	$11,163	$11,368

Depreciation expense totaled $1.1 million in 2013, $1.1 million in 2012, and $1.3 million in 2011.

5.OTHER ASSETS

Other assets at December 31 were as follows:

	2013	2012
	(in thousands)
Net deferred tax asset	$6,064	$4,868
Accrued interest receivable	2,458	2,395
Prepaid expenses	749	1,626
Mortgage servicing rights	509	467
Indemnification asset	-	290
Other	2,179	2,203
Total other assets	$11,959	$11,849

6.GOODWILL AND INTANGIBLE ASSETS

The Company had $8.1 million in goodwill as of December 31, 2013 and 2012.  The entire amount of goodwill is within the insurance agency activities segment.  The Company measures the fair value of the insurance agency reporting unit annually, as of December 31, utilizing the market value and income methods.  When using the income method, management considered historical information, the operating budget, and strategic goals in projecting net income and cash flows for the next five years.  No impairment was recognized as a result of the goodwill impairment test as of December 31, 2013 and 2012, respectively.  Further discussion of the Company’s goodwill impairment testing is included in Note 1.

Information regarding the Company’s other intangible assets at December 31 follows:

2013	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Avg Amortization Period
	(in thousands)

Non-compete agreements	$738	$(738)	$-
Insurance expirations	4,585	(4,477)	108	8 years
Total	$5,323	$(5,215)	$108	8 years

2012	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Avg Amortization Period
	(in thousands)

Non-compete agreements	$738	$(731)	$7	5 years
Insurance expirations	4,585	(4,263)	322	9 years
Total	$5,323	$(4,994)	$329	9 years

Amortization expense related to intangibles for the years ended December 31, 2013, 2012, and 2011  was $221 thousand, $349 thousand, and $490 thousand, respectively.  Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending December 31	Amount
(in thousands)
2014	$108
2015	-
2016	-
2017	-
2018	-
$108

7.DEPOSITS

Time deposits, with minimum denominations of $100 thousand each, totaled $45.2 million and $42.1 million at December 31, 2013 and 2012, respectively.  There were $0.2 million and $1.6 million of overdraft accounts in deposits that were reclassified to loans as of December 31, 2013 and 2012, respectively.

At December 31, 2013, the scheduled maturities of all time deposits were as follows:

(in thousands)
2014	$37,763
2015	40,302
2016	16,680
2017	9,265
2018 and later	6,127
$110,137

Some of the Company’s time deposits were obtained through brokered transactions.  Brokered time deposits totaled $1.2 million at December 31, 2013 and 2012, respectively.

8.BORROWED FUNDS AND JUNIOR SUBORDINATED DEBENTURES

Other borrowed funds consisted primarily of various advances from the FHLB with fixed interest rate terms ranging from 3.48% to 3.55%.  The maturities and weighted average rates of other borrowed funds at December 31, 2013 were as follows (dollars in thousands):

	Maturities	Weighted Average Rate
(in thousands)
2014	$9,000	3.53%
2015	-	-%
2016	-	-%
2017	-	-%
Thereafter	-	-%
Total	$9,000	-%

The Bank has the ability to borrow additional funds from the FHLB based on the available securities or real estate loans that can be used as collateral, and to purchase additional federal funds through one of the Bank’s correspondent banks.    Given the current collateral available, advances of up to $94.4 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.    The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks.

The amounts and interest rates of other short-term borrowings were as follows:

	Federal Funds Purchased	Other Short-Term Borrowings	Total
	(in thousands)
At December 31, 2013
Amount outstanding	$-	$9,000	$9,000
Weighted-average interest rate	-%	3.41%	3.41%

For the year ended December 31, 2013
Highest amount at a monthend	$-	$10,000
Daily average amount outstanding	$-	$6,167	$6,167
Weighted-average interest rate	-%	3.41%	3.41%

At December 31, 2012
Amount outstanding	$-	$10,000	$10,000
Weighted-average interest rate	-%	3.21%	3.21%

For the year ended December 31, 2012
Highest amount at a monthend	$-	$10,000
Daily average amount outstanding	$-	$8,833	$8,833
Weighted-average interest rate	-%	3.21%	3.21%

At December 31, 2011
Amount outstanding	$-	$3,000	$3,000
Weighted-average interest rate	-%	2.52%	2.52%

For the year ended December 31, 2011
Highest amount at a monthend	$1,540	$5,000
Daily average amount outstanding	$278	$2,606	$2,884
Weighted-average interest rate	0.40%	2.68%	2.46%

On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 (the “Capital Securities”) classified on the Company’s consolidated balance sheets as Junior Subordinated Debentures.  The distribution rate on the Capital Securities of the Trust adjusts quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and was 2.46% at December 31, 2013.

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

The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust.  The interest rate payable on the Junior Subordinated Debentures was 2.46% at December 31, 2013.

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

9.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank enters into agreements with customers to sell securities owned by the Bank to the customers and repurchase the identical security, generally within one day.  No physical movement of the securities is involved.  The customer is informed the securities are held in safekeeping by the Bank on behalf of the customer.  The Bank had $13.4 million and $12.1 million in securities sold under agreement to repurchase at December 31, 2013 and 2012, respectively.

10.COMPREHENSIVE INCOME (LOSS)

The following tables display the components of other comprehensive income (loss), net of tax:

	Balance at December 31, 2012	Net Change	Balance at December 31, 2013
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,457	$(2,266)	$191
Net defined benefit pension plans adjustments	(2,356)	902	(1,454)
Total	$101	$(1,364)	$(1,263)

	Balance at December 31, 2011	Net Change	Balance at December 31, 2012
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,534	$(77)	$2,457
Net defined benefit pension plans adjustments	(2,188)	(168)	(2,356)
Total	$346	$(245)	$101

	Balance at December 31, 2010	Net Change	Balance at December 31, 2011
	(in thousands)
Net unrealized gain (loss) on investment securities	$813	$1,721	$2,534
Net defined benefit pension plans adjustments	(1,286)	(902)	(2,188)
Total	$(473)	$819	$346

	December 31, 2013 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$(3,697)	$1,431	$(2,266)
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-
Net change	(3,697)	1,431	(2,266)

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	69	(27)	42
Amortization of actuarial loss (a)	177	(69)	108
Actuarial gains (losses)	1,226	(474)	752
Net change	1,472	(570)	902

Other Comprehensive Income (Loss)	$(2,225)	$861	$(1,364)

(a)	Included in net periodic pension cost, as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

	December 31, 2012 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$(124)	$47	$(77)
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-
Net change	(124)	47	(77)

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	87	(34)	53
Amortization of actuarial loss (a)	172	(67)	105
Actuarial gains (losses)	(532)	206	(326)
Net change	(273)	105	(168)

Other Comprehensive Income (Loss)	$(397)	$152	$(245)

(a)	Included in net periodic pension cost, as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

	December 31, 2011 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$2,834	$(1,097)	$1,737
Reclassification from accumulated other
comprehensive income for gains (losses)	26	(10)	16
Net change	2,808	(1,087)	1,721

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	87	(33)	54
Amortization of actuarial loss (a)	36	(13)	23
Actuarial gains (losses)	(1,596)	617	(979)
Net change	(1,473)	571	(902)

Other Comprehensive Income (Loss)	$1,335	$(516)	$819

(a)	Included in net periodic pension cost, as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

Yf 11.EMPLOYEE BENEFITS AND DEFERRED COMPENSATION PLANS

Employees’ Pension Plan

The Bank has a defined benefit pension plan that covered substantially all employees of the Company and its subsidiaries.  The Pension Plan provides benefits that are based on the employees’ compensation and years of service.  The Bank uses an actuarial method of amortizing prior service cost and unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected.  The amortization method the Bank uses recognizes the prior service cost and net gains or losses over the average remaining service period of active employees which exceeds the required amortization.  The Pension Plan was frozen effective January 31, 2008.  Under the freeze, eligible employees will receive the benefits already earned through January 31, 2008 at retirement, but will not be able to accrue any additional benefits.  As a result, service cost will no longer be incurred.

Selected Financial Information for the Pension Plan is as follows:

	12/31/2013	12/31/2012
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$4,851	$4,545
Service cost	-	-
Interest cost	192	213
Assumption change	(595)	341
Actuarial loss	153	189
Benefits paid	(206)	(437)
Benefit obligation at the end of the year	4,395	4,851

Change in plan assets:
Fair value of plan assets at the beginning of year	3,533	3,094
Actual return on plan assets	650	506
Employer contributions	185	370
Benefits paid	(206)	(437)
Fair value of plan assets at the end of year	4,162	3,533

Funded status	$(233)	$(1,318)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(233)	$(1,318)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$920	$1,817
Prior service cost	-	-
Net amount recognized in equity - pre-tax	$920	$1,817

Net amount recognized on Consolidated Balance Sheets in Other Liabilities	$687	$499

Accumulated benefit obligation at year end	$4,395	$4,851

Valuations of the Pension Plan as shown above were conducted as of December 31, 2013 and 2012 (the measurement date).  Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2013	2012	2011
Discount rate for projected benefit obligation	4.78%	3.88%	4.46%
Discount rate for net periodic pension cost	3.88%	4.46%	5.46%
Rate of increase in compensation levels	-%	-%	-%
Expected long-term rate of return of plan assets	7.50%	7.50%	7.50%

The components of net periodic benefit cost consisted of the following:

	2013	2012	2011
	(in thousands)
Service cost	$-	$-	$-
Interest cost	192	213	217
Expected return on plan assets	(260)	(227)	(228)
Net amortization and deferral	65	63	25
Net periodic benefit cost	$(3)	$49	$14

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic cost in 2014 for amortization of actuarial loss will be $21 thousand.

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

The weighted average asset allocation of the Pension Plan at December 31, 2013 and 2012, the Pension Plan measurement date, was as follows:

	2013	2012
Asset category:
Equity mutual funds	75.98%	91.40%
Fixed income security mutual funds	20.87%	3.70%
Cash/ Short-term investments	3.15%	4.90%
	100.00%	100.00%

The investment objective of the fixed-income portfolio is current income consistent with preserving investment principal.  The investment objective of the equity portfolio is long-term capital appreciation.  Equity holdings are diversified among various industries, countries and market capitalizations. The Plan’s targeted long-term asset allocation under normal market conditions will be approximate 60%-70% in equities and 30%-40%  in fixed income securities.  This allocation is consistent with the Company’s goal of diversifying the Pension Plan assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements.

Interest rates remained historically low during 2012 and 2013 while equity prices continued their rise to record highs. Taking advantage of the substantial gains in the equity markets the Pension Plan shifted some assets from equities to fixed income during the second half of the year. Given the continued historically low interest rates and an expected bias upward, fixed income assets were allocated to low duration investments with limited correlation to traditional fixed income including bank loan, unconstrained bond and multi-sector bond strategies. In addition, the Pension Plan added a currency position with a low correlation to both equities and fixed income. The Company’s investment manager regularly reviews the Pension Plan’s asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

The Company contributed $185 thousand to the Pension Plan in 2013 and estimates that it will contribute another $110 thousand to the Pension Plan in 2014.

The major categories of assets in the Bank’s Pension Plan as of year-end are presented in the following table.  Assets are segregated according to their investment objective by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19 – Fair Value of Financial Instruments).

	2013	2012
	(in thousands)
Level 1:
Cash	$34	$31
Mutual funds:
Short-term investments:
Money market	97	141
Equities:
Small cap	416	369
Real estate	188	316
International large cap	890	912
Emerging markets	512	551
Currency	198	-
Commodity	63	130
Bonds	403	-
Bank loans	203	-

Exchange -traded funds (ETFs):
Large cap	799	757
Mid cap	359	326
	$4,162	$3,533

The mutual funds and ETFs are actively traded with market quotes available on at least a daily basis.  Therefore, they are Level 1 assets.

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis increased from 3.88% at December 31, 2012 to 4.78% at December 31, 2013 for the Company's Pension Plan.

Expected benefit payments under the Pension Plan over the next ten years at December 31, 2013 are as follows:

(in thousands)
2014	$193,000
2015	201,000
2016	208,000
2017	203,000
2018	212,000
Year 2019 - 2023	1,148,000

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

Selected financial information for the two SERP plans is as follows:

	12/31/2013	12/31/2012
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$5,272	$4,847
Service cost	165	180
Interest cost	125	153
Plan amendments	-	-
Plan settlement	105	-
Actuarial (gain) loss	(395)	284
Benefits paid	(1,349)	(192)
Benefit obligation at the end of the year	3,923	5,272

Change in plan assets:
Fair value of plan assets at the beginning of year	-	-
Actual return on plan assets	-	-
Employer contributions	1,349	192
Benefits paid	(1,349)	(192)
Fair value of plan assets at the end of year	-	-

Funded status	$(3,923)	$(5,272)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(3,923)	$(5,272)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$1,188	$1,693
Prior service cost	280	350
Net amount recognized in equity - pre-tax	$1,468	$2,043

Net amount recognized on Consolidated Balance Sheets in Other Liabilities	$(2,455)	$(3,229)

Accumulated benefit obligation at year end	$3,385	$4,664

Valuations of the SERP liability, as shown above, were conducted as of December 31, 2013 and 2012.  Assumptions used by the Bank in both years in the determination of SERP information consisted of the following:

	2013	2012	2011
Discount rate for projected benefit obligation	4.15%	3.17%	4.34%
Discount rate for net periodic pension cost	3.17%	4.34%	5.34%
Salary scale	3.50%	3.50%	3.12%

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis increased from 3.17% at December 31, 2012 to 4.15% at December 31, 2013 (the measurement date) for the SERP.

The components of net periodic benefit cost consisted of the following:

	2013	2012	2011
	(in thousands)
Service cost	$165	$180	$180
Interest cost	125	153	189
Net amortization and deferral	180	195	98
Settlement charge	105	-	-
Net periodic benefit cost	$575	$528	$467

The current year settlement charge reflects the impact of a lump-sum payout on current net periodic benefit cost, which required immediate recognition of actuarial losses associated with that portion of the obligation in earnings.

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2014 for prior service costs and actuarial loss will be $31 thousand and $84 thousand, respectively.

Expected benefit payments under the SERP over the next ten years at December 31, 2013 are as follows:

(in thousands)
2014	$192,672
2015	192,672
2016	192,672
2017	192,672
2018	192,672
Year 2019 - 2023	3,014,034

Other Compensation Plans

The Company also maintains a non-qualified deferred compensation plan for non-employee directors.  Expenses under this plan were approximately $12 thousand in 2013, $19 thousand in 2012, and  $54 thousand in 2011.  The estimated present value of the benefit obligation included in other liabilities was $0.2 million at December 31, 2013 and 2012.  This obligation is indirectly funded by life insurance contracts naming the Bank as beneficiary.  The increase in cash surrender value is included in other non-interest income on the Consolidated Statements of Income.

The Company has a non-qualified deferred compensation plan whereby directors and certain officers may defer a portion of their base pre-tax compensation.  Additionally, the Company has a non-qualified executive incentive retirement plan, whereby the Company defers on behalf of certain officers a portion of their base compensation until retirement or termination of service, subject to certain vesting arrangements.  Expense under these plans was approximately $248 thousand in 2013, $203 thousand in 2012,  and $178 thousand in 2011.  The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $2.4 million and $3.0 million at December 31, 2013 and 2012, respectively.

These benefit plans are indirectly funded by bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $19.8 million and $15.3 million at December 31, 2013 and 2012, respectively.  Increases in cash surrender value are included in other non-interest income on the Company’s Consolidated Statements of Income.  Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries during employment.

The Bank also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements.  The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit.  Effective January 1, 2011, the 401(k) plan implemented a Qualified Automatic Contribution Arrangement (“QACA”). This arrangement features automatic deferred contributions with annual escalation, a QACA matching contribution, and an additional matching contribution. In addition, employees are no longer required to complete one year of service prior to receiving matching contributions.  Employees vest in employer contributions over six years.  The Company’s expense under the 401(k) Plan was approximately $629 thousand, $496 thousand, and $445 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

12.STOCK-BASED COMPENSATION

At December 31, 2013, the Company had two stock-based compensation plans, which are described below.  The Company accounts for the fair value of its grants under those plans in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  The compensation cost charged against income for those plans was $280 thousand, $249 thousand, and $212 thousand for 2013, 2012, and 2011, respectively, included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income.  All stock option and restricted stock expense is recorded on a straight-line basis over the expected vesting term.  In addition, expense for director options and restricted stock was recognized to reflect $72 thousand, $56 thousand, and  $62 thousand in 2013, 2012, and 2011, respectively, as part of “Other” expense in the Company’s Consolidated Statements of Income.

2009 Long-Term Equity Incentive Plan

Under the Company’s 2009 Long-Term Equity Incentive Plan (the “2009 Plan”) and, prior to the adoption of the 2009 Plan by shareholders in April 2009, under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan (the “1999 Plan” and together with the 2009 Plan, the “Equity Plans”), the Company has granted options or restricted stock to officers, directors and key employees of the Company and its subsidiaries.  Under the Equity Plans, the Company was authorized to issue up to 629,796 shares of common stock.  Under the Equity Plans, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.  If available, the Company normally issues shares out of its treasury for any options exercised or restricted shares issued.  The options have vesting schedules from 12 months through 5 years.   At December 31, 2013, there were a total of 243,872 shares available for grant under the 2009 Plan.  The Company may no longer make grants under the 1999 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2013	2012	2011
Dividend Yield	2.72%	2.84%	2.86%
Expected Life (years)	6.36	7.00	7.00
Expected Volatility	20.58%	20.19%	19.26%
Risk-free Interest Rate	1.16%	1.28%	2.68%
Weighted Average Fair Value	$2.48	$1.95	$2.11

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

Stock options activity for 2013 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in thousands)
Balance, December 31, 2012	273,168	$15.81
Granted	34,650	17.64
Exercised	(8,297)	15.20
Expired	(27,924)	19.70
Forfeited	(7,621)	16.15
Balance, December 31, 2013	263,976	$15.64	5.88	$1,475

Exercisable, December 31, 2013	173,578	$15.50	4.59	$1,007

Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $194 thousand.  The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2014	$81
2015	63
2016	43
2017	7

Restricted stock award activity for 2013 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	18,064	$14.45
Granted	19,431	17.69
Vested	(9,656)	14.13
Forfeited	(2,315)	16.96
Balance, December 31, 2013	25,524	$16.82

As of December 31, 2013, there was $361 thousand in unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Equity Plans.  The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2014	$191
2015	92
2016	66
2017	12

During fiscal years 2013, 2012, and 2011, the following activity occurred under the Company’s plans:

	2013	2012	2011
	(in thousands)
Total intrinsic value of stock options exercised	$30	$23	$-
Total fair value of restricted stock awards vested	$136	$137	$94

Employee Stock Purchase Plan

The Company also maintains the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”).  As of December 31, 2013, there were 167,950 shares of common stock available to issue to full-time employees of the Company and its subsidiaries, nearly all of whom are eligible to participate.  Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock.  The Company grants options on January 1 and July 1 of each year during the term of the Purchase Plan.  The purchase price of the stock is 85% of the lower of its price on the grant date or the exercise date.  During fiscal 2013, approximately  42% of eligible employees participated in the Purchase Plan.  Under the Purchase Plan, the Company issued 13,455,  16,831,  and 17,256, shares to employees in 2013, 2012, and 2011, respectively.  Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

	2013	2012	2011
Dividend Yield	3.00%	3.20%	2.86%
Expected Life (years)	0.50	0.50	0.50
Expected Volatility	14.21%	21.66%	25.58%
Risk-free Interest Rate	0.11%	0.10%	0.14%
Weighted Average Fair Value	$4.80	$4.26	$4.30

The compensation cost that has been charged against income for the Purchase Plan was $67 thousand, $71 thousand, and $74 thousand for 2013, 2012, and 2011, respectively.

13.INCOME TAXES

The components of the provision for income taxes were as follows:

	2013	2012	2011
	(in thousands)
Current federal tax expense	$2,184	$2,667	$2,322
Current state tax expense (benefit)	(81)	541	583
Total current tax expense	2,103	3,208	2,905

Deferred federal tax expense (benefit)	$316	$487	$(167)
Deferred state tax expense (benefit)	(688)	52	(155)
Total deferred tax expense (benefit)	(372)	539	(322)

Total income tax provision (benefit)	$1,731	$3,747	$2,583

The Company’s provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
Tax provision at statutory rate	$3,257	34%	$4,039	34%	$2,956	34%
Decrease in taxes resulting from:
Tax-exempt interest income	(564)	(6)	(425)	(3)	(509)	(6)
Historic tax credit	(559)	(6)	-	-	-	-
State taxes, net of federal benefit	(508)	(5)	-	-	-	-
Increase in taxes resulting from:
State taxes, net of federal benefit	-	-	391	3	282	3
Other items, net	105	1	(258)	(2)	(146)	(1)
Income tax provision	$1,731	18%	$3,747	32%	$2,583	30%

At December 31, 2013 and 2012 the components of the net deferred tax asset were as follows:

	2013	2012
	(in thousands)
Deferred tax assets:
Pension premiums	$1,604	$2,545
Allowance for loan and lease losses	4,372	3,697
Non accrued interest	515	445
Deferred compensation	1,083	1,336
Stock options granted	90	124
Net operating loss carryforward	240	250
Historic tax credit carryforward	495	-
Leases	154	146
Other	5	-
Gross deferred tax assets	$8,558	$8,543

Deferred tax liabilities:
Depreciation and amortization	$1,387	$1,209
Prepaid expenses	483	394
Net unrealized gains on securities	121	1,550
Acquisition-related adjustments	66	109
Mortgage servicing asset	197	181
Gross deferred tax liabilities	$2,254	$3,443

Valuation allowance	(240)	(232)
Net deferred tax asset	$6,064	$4,868

The net deferred tax asset at December 31, 2013 and 2012 is included in “other assets” in the Company’s consolidated balance sheets.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2013, except for a valuation allowance of $240 thousand on the state net deferred tax asset for ENL of $240 thousand.  At December 31, 2012, the Company had a $232 thousand valuation allowance on the state net deferred tax asset for ENL of $232 thousand.  Management believes that ENL will not generate sufficient income to utilize the state net deferred tax assets of ENL.  The Company files a consolidated federal tax return which enables it to use income from other subsidiaries to offset losses at ENL.  ENL files its own state income tax returns for a majority of the states in which leases are domiciled.  The gross value of the deferred tax assets related to the net operating loss carryforwards is $240 thousand.  The expiration dates of the components of the carryforwards are as follows: $50 thousand (2029), $73 thousand (2030), $2 thousand (2031), and $115 thousand (2032).

The state historic tax credit carryforward has an indefinite life with no expiration date in which to utilize the credit.

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2013, 2012, and 2011 is as follows:

	2013	2012	2011
	(in thousands)
Balance at beginning of year	$21	$206	$313
Reclassification from deferred taxes for tax position taken
during a period	-	-	-
Increases related to tax positions taken during a prior period	-	-	-
Decrease due to the resolution of a prior year tax matter	(21)	(150)	(107)
Decreases related to settlements with taxing authorities	-	(35)	-
Balance at end of year	$-	$21	$206

The entire balance of unrecognized tax benefits was accrued in Other Liabilities on the Company’s Consolidated Balance Sheet.  There were no  accrued penalties and interest at December 31, 2013 and 2012, compared with  $78 thousand at December 31, 2011.

We are subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) and various state taxing authorities. During 2012, ENL concluded a New York State (“NYS”) audit covering 2008-2010.  There were no material adverse findings in the audits.  During 2010, the Company concluded a NYS audit covering 2005-2007 and an IRS audit covering 2006-2008.  There were no material adverse findings in the audits.  The tax years 2010-2012 for NYS and 2010-2012 for the IRS remain subject to examination.  In addition, ENL is no longer subject to state income tax examinations by the majority of state tax authorities for all years before 2010.

14. OTHER LIABILITIES

Other liabilities at December 31 were as follows:

	2013	2012
	(in thousands)
Retirement compensation liabilities	$6,707	$9,795
Accounts payable	4,475	2,719
Security deposits on direct financing leases	31	126
Interest payable	222	232
Other	1,058	543
Total other liabilities	$12,493	$13,415

Included in Accounts Payable as of December 31, 2013 is a $1.3 million accrual for a historic tax credit investment that the Company entered into during 2013.

15.RELATED PARTY TRANSACTIONS

The Bank has entered into loan transactions with certain directors, significant shareholders and their affiliates (related parties) in the ordinary course of its business.  The aggregate outstanding principal balance of loans to such related parties on December 31, 2013 and 2012 was $2.6 million and $7.4 million, respectively.  During 2013, there were $1.8 million of advances and new loans to such related parties, and repayments amounted to $1.6 million.  Terms of these loans have prevailing market pricing that would be offered to a similar customer base.  Deposits from related parties were $1.7 million and $2.7 million as of December 31, 2013 and 2012.

16.CONTINGENT LIABILITIES AND COMMITMENTS

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk.  These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.  A summary of the Bank’s commitments and contingent liabilities at December 31, 2013 and 2012 is as follows:

	December 31,	December 31,
	2013	2012
	(in thousands)

Commitments to extend credit	$176,964	$135,028

Standby letters of credit	2,664	8,042

Total	$179,628	$143,070

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

The Company is subject to possible litigation proceedings in the normal course of business. As of December 31, 2012, there were no claims pending against the Company that management considered material.  However, during 2013, the Company was engaged by the Office of the Attorney General for the State of New York (“NYAG”) regarding a nonpublic investigation it is conducting.  The Company has not accrued any amounts with respect to the NYAG investigation, as the Company does not believe a loss is probable, however, it is reasonably possible that a loss may be incurred.  As of December 31, 2013, an estimate of the range of loss cannot reasonably be made.  No other claims were pending against the Company that management considered material at December 31, 2013.

The Company leases certain offices, land and equipment under long-term operating leases.  The aggregate minimum annual rental commitments under these leases total approximately  $610 thousand in 2014; $519 thousand in 2015; $523 thousand in 2016; $435 thousand in 2017; $453 thousand in 2018, and $4.2 million thereafter.  The rental expense under operating leases contained in the Company’s Consolidated Statements of Income included $684 thousand, $632 thousand, and $656 thousand 2013, 2012,  and 2011, respectively.

17.CONCENTRATIONS OF CREDIT

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

18.SEGMENT INFORMATION

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

The following tables set forth information regarding these segments for the years ended December 31, 2013, 2012 and 2011.

	2013
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$28,463	$(116)	$28,347
Provision for loan and lease losses	1,540	-	1,540
Net interest income (expense) after
provision for loan and lease losses	26,923	(116)	26,807
Non-interest income	4,950	-	4,950
Insurance service and fees	518	6,693	7,211
Net gain on sales and calls of securities	-	-	-
Amortization expense	-	221	221
Non-interest expense	24,792	4,367	29,159
Income before income taxes	7,599	1,989	9,588
Income tax provision	1,022	709	1,731
Net income	$6,577	$1,280	$7,857

	2012
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$27,904	$(124)	$27,780
Provision for loan and lease losses	(68)	-	(68)
Net interest income (expense) after
provision for loan and lease losses	27,972	(124)	27,848
Non-interest income	5,857	-	5,857
Insurance service and fees	-	6,966	6,966
Net gain on sales and calls of securities	-	-	-
Amortization expense	-	349	349
Non-interest expense	23,861	4,582	28,443
Income before income taxes	9,968	1,911	11,879
Income tax provision	3,007	740	3,747
Net income	$6,961	$1,171	$8,132

	2011
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$26,107	$(119)	$25,988
Provision for loan and lease losses	2,484	-	2,484
Net interest income (expense) after
provision for loan and lease losses	23,623	(119)	23,504
Non-interest income	5,504	-	5,504
Insurance service and fees	-	6,902	6,902
Net gain on sales and calls of securities	26	-	26
Amortization expense	-	490	490
Non-interest expense	21,858	4,893	26,751
Income before income taxes	7,295	1,400	8,695
Income tax provision	2,043	540	2,583
Net income	$5,252	$860	$6,112

	December 31,	December 31,
	2013	2012
	(in thousands)
Identifiable Assets, Net
Banking activities	$824,028	$799,610
Insurance agency activities	9,470	10,066
Consolidated Total Assets	$833,498	$809,676

19.FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at December 31, 2013 and 2012:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2013
Securities available-for-sale:
U.S. government agencies	$-	$31,992	$-	$31,992
States and political subdivisions	-	31,880	-	31,880
Mortgage-backed securities	-	35,793	-	35,793
Mortgage servicing rights	-	-	509	509

December 31, 2012
Securities available-for-sale:
U.S. government agencies	$-	$28,332	$-	$28,332
States and political subdivisions	-	31,469	-	31,469
Mortgage-backed securities	-	32,262	-	32,262
Mortgage servicing rights	-	-	467	467

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.    On a quarterly basis the Company reviews changes, as submitted by Interactive Data, in the market value of its security portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis the Company has its entire security portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to Interactive Data regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than Interactive Data’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2013.

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

The following table summarizes the changes in fair value for items measured at fair value (Level 3) on a recurring basis using significant unobservable inputs during the year ended December 31, 2013:

	2013	2012	2011
Mortgage servicing rights - January 1	$467	$407	$388
Gains (losses) included in earnings	34	(144)	(162)
Additions from loan sales	8	204	181
Mortgage servicing rights - December 31	$509	$467	$407

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	12/31/2013	12/31/2012
Servicing fees	0.25%	0.25%
Discount rate	10.04%	10.06%
Prepayment rate (CPR)	9.31%	16.31%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at December 31, 2013 and 2012:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2013
Impaired loans	$-	-	17,378	$17,378

December 31, 2012
Impaired loans	$-	-	12,303	$12,303

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

Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $18.9 million, with a valuation allowance of $1.5 million, at December 31, 2013, compared to a gross value for impaired loans and leases of $13.6 million, with a valuation allowance of $1.3 million, at December 31, 2012.

At December 31, 2013 and 2012, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	2013		2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$41,954	$41,954	$90,477	$90,477
Level 2:
Available for sale securities	99,665	99,665	92,063	92,063
FHLB and FRB stock	2,831	2,831	3,249	3,249
Level 3:
Held to maturity securities	2,384	2,319	3,744	3,721
Loans and leases, net	635,493	640,770	573,163	607,916
Mortgage servicing rights	509	509	467	467

Financial liabilities:
Level 1:
Demand deposits	$139,973	$139,973	$123,405	$123,405
NOW deposits	65,927	65,927	65,753	65,753
Regular savings deposits	390,575	390,575	380,924	380,924
Junior subordinated debentures	11,330	11,330	11,330	11,330
Commitments to extend credit	401	401	49	49
Securities sold under agreement to
repurchase	13,351	13,351	12,111	12,111
Level 2:
Other borrowed funds	9,000	9,171	19,000	19,503
Level 3:
Time deposits	110,137	112,270	108,910	111,883

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

Commitments to extend credit and standby letters of credit

As described in Note 16 - “Contingent Liabilities and Commitments” to these Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at December  31, 2013 and December 31, 2012.  Such financial instruments consist of commitments to extend permanent financing and letters of credit.  If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company.  If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee.  The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities.  The carrying value approximates the fair value.

Pension Plan Assets

Refer to Note 11 of the Consolidated Financial Statements, “Employee  Benefits and  Deferred  Compensation  Plans” for the fair value analysis of the Pension Plan assets.

20.REGULATORY MATTERS

The Company is subject to the dividend restrictions imposed by the FRB and the OCC.  Under such restrictions, the Company may not, without the prior approval of the FRB and the OCC, declare dividends in excess of the sum of the current year’s earnings (as defined in FRB regulations) plus the retained earnings (as defined in FRB regulations) from the prior two years.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations).  Management believes that as of December 31, 2013 and 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual capital amounts and ratios were as follows:

	December 31, 2013
	(dollars in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital
(to Risk Weighted Assets)	$92,879	14.9%	$86,757	13.9%	$49,864	8.0%	$62,330	10.0%

Tier I Capital
(to Risk Weighted Assets)	$85,044	13.6%	$78,932	12.7%	$24,932	4.0%	$37,398	6.0%

Tier I Capital
(to Average Assets)	$85,044	10.4%	$78,932	9.6%	$32,823	4.0%	$41,029	5.0%

	December 31, 2012
	(dollars in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital
(to Risk Weighted Assets)	$84,843	14.7%	$80,251	13.9%	$46,287	8.0%	$57,859	10.0%

Tier I Capital
(to Risk Weighted Assets)	$77,580	13.4%	$72,988	12.6%	$23,143	4.0%	$34,715	6.0%

Tier I Capital
(to Average Assets)	$77,580	9.7%	$72,988	9.1%	$32,020	4.0%	$40,026	5.0%

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

21.PARENT COMPANY ONLY FINANCIAL INFORMATION

Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands)
ASSETS
Cash	$54	$91
Other assets	1,054	867
Investment in subsidiaries	92,413	86,609
Total assets	$93,521	$87,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Junior subordinated debentures	$11,330	$11,330
Other liabilities	1,479	1,409
Total liabilities	12,809	12,739

STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	$80,712	$74,828
Total liabilities and stockholders’ equity	$93,521	$87,567

CONDENSED STATEMENTS OF INCOME

	December 31,
	2013	2012	2011
	(in thousands)
Dividends from subsidiaries	$2,614	$2,000	$3,500
Expenses	(1,364)	(1,308)	(1,310)

Income (loss) before equity in undistributed
earnings of subsidiaries	1,250	692	2,190

Equity in undistributed earnings (loss) of subsidiaries	6,607	7,440	3,922

Net income	7,857	8,132	6,112

Other comprehensive income	-	-	-

Comprehensive income	$7,857	$8,132	$6,112

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2013	2012	2011
	(in thousands)
Operating Activities:
Net income	$7,857	$8,132	$6,112
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed (earnings) loss of subsidiaries	(6,607)	(7,440)	(3,922)
Changes in assets and liabilities affecting cash flow:
Other assets	(187)	(137)	(17)
Other liabilities	(23)	53	157
Net cash provided by (used in) operating activities	1,040	608	2,330

Investing Activities:
Investment in subsidiaries	-	-	-
Net cash used in investing activities	-	-	-

Financing Activities:
Proceeds from issuance of common stock	-	-	-
Cash dividends paid	(1,077)	(2,543)	(1,636)
Purchase of Treasury stock	-	-	-
Net cash (used in) provided by financing activities	(1,077)	(2,543)	(1,636)

Net increase (decrease) in cash	(37)	(1,935)	694

Cash beginning of year	91	2,026	1,332

Cash ending of year	$54	$91	$2,026

22.SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except for per share data)
2013
Interest Income	$8,305	$8,149	$7,993	$7,956
Interest Expense	961	975	991	1,130
Net Interest Income	$7,344	$7,174	$7,002	$6,826
Net Income	$1,667	$2,451	$1,923	$1,816
Earnings per share basic	0.40	0.58	0.46	0.44
Earnings per share diluted	0.39	0.57	0.46	0.43

2012
Interest Income	$8,409	$8,309	$8,289	$8,369
Interest Expense	1,309	1,364	1,408	1,516
Net Interest Income	$7,100	$6,945	$6,881	$6,853
Net Income	$2,122	$2,136	$1,495	$2,379
Earnings per share basic	0.51	0.51	0.36	0.58
Earnings per share diluted	0.51	0.51	0.36	0.58

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013 (the end of the period covered by this Annual Report on Form 10-K).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective.

(b)

Management's Annual Report on Internal Control Over Financial Reporting.  Management's Annual Report on Internal Control Over Financial Reporting appears at "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(c)

Attestation Report of the Independent Registered Public Accounting Firm.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in the "Report of Independent Registered Public Accounting Firm" in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(d)

Changes in Internal Control Over Financial Reporting.  No changes in the Company's internal control over financial reporting were identified in the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.OTHER INFORMATION

NONE

PART III

Item 10.DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the material under the captions "Information Regarding Directors, Director Nominees and Executive Officers,” "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Director Committees" in the Company's definitive proxy statement relating to its 2014 annual meeting of shareholders to be held on April 24, 2014 (the "Proxy Statement").

Item 11.EXECUTIVE COMPENSATION

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

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information called for by this item is incorporated herein by reference to the material under the captions "Information Regarding Directors, Director Nominees and Executive Officers" and "Transactions with Related Persons" in the Proxy Statement.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference to the material under the caption "Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report on Form 10-K:

1.Financial statements:  The following audited consolidated financial statements and notes thereto and the material under the caption "Report of Independent Registered Public Accounting Firm" on pages 59 and 60 in Part II, Item 8 of this Annual Report on Form 10-K are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (internal control over financial reporting)

Report of Independent Registered Public Accounting Firm (consolidated financial statements)

Consolidated Balance Sheets - December 31, 2013 and 2012

Consolidated Statements of Income - Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows - Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2.All other financial statement schedules are omitted because they are not applicable or the required information is included in the Company’s Consolidated Financial Statements or Notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

3.Exhibits

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
Date: March 3, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Nasca	President and Chief Executive Officer/ Director	March 3, 2014
David J. Nasca	(Principal Executive Officer)

/s/ Gary A. Kajtoch	Treasurer	March 3, 2014
Gary A. Kajtoch	(Principal Financial Officer)

/s/ John Connerton	Principal Accounting Officer	March 3, 2014
John Connerton

/s/ John R. O'Brien	Chairman of the Board / Director	March 3, 2014
John R. O'Brien

/s/ Lee C. Wortham	Vice Chairman of the Board / Director	March 3, 2014
Lee C. Wortham

/s/ James E. Biddle, Jr.	Director	March 3, 2014
James E. Biddle, Jr.

/s/ Phillip Brothman	Director	March 3, 2014
Phillip Brothman

	Director	March 3, 2014
Marsha S. Henderson

/s/ Kenneth C. Kirst	Director	March 3, 2014
Kenneth C. Kirst

/s/ Robert G. Miller, Jr.	Director	March 3, 2014
Robert G. Miller, Jr.

/s/ Michael J. Rogers	Director	March 3, 2014
Michael J. Rogers

/s/ Nora B. Sullivan	Director	March 3, 2014
Nora B. Sullivan

/s/ Thomas H. Waring, Jr.	Director	March 3, 2014
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

10.3*	Evans Bancorp, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed on March 21, 2013).
10.4*

Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

10.5*	Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed on April 1, 2009).
10.6*	Specimen 1984 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).
10.7 *	Specimen 1989 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.6 to the Company's Form 10 (Registration No. 0-18539), as filed on April 30, 1990).
10.8*	Summary of Provisions of Director Deferred Compensation Agreements (incorporated by reference to Exhibit 10.7 to the Company's Form 10 (Registration No. 0-18539), as filed on April 30, 1990).
10.9*

Evans National Bank Deferred Compensation Plan for Officers and Directors (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

10.10*

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

10.13*

First Amendment to the Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).

10.14*

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

10.17*	Summary of Evans Excels Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, as filed on August 13, 2008).
10.18*	Evans Bank, N.A. Supplemental Executive Retirement Plan for Senior Executives (filed herewith**).
10.19*

Employment Agreement by and among Evans Bank, N.A., the Company and William R. Glass, executed and delivered by the Company and the Bank on October 1, 2010 and effective as of October 1, 2010 (incorporated by reference to Exhibit 10.18  to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed on March 4, 2011).

10.20*

Restricted Stock Award Agreement granted by Evans Bancorp, Inc. to Directors under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, as filed on August 4, 2010).

10.21*

Employment Agreement by and among Evans Bank, N.A., the Company and Gary A. Kajtoch, executed and delivered by the Company and the Bank on October 6, 2009 and effective as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 13, 2009).

10.22*

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

10.29*	Evans Bancorp, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 23, 2012).

21.1	Subsidiaries of the Company (filed herewith).
23.1	Independent Registered Public Accounting Firm’s Consent from KPMG LLP (filed herewith).
24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
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

101

The following materials from Evans Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets – December 31, 2013 and 2012; (ii) Consolidated Statements of Income – years ended December 31, 2013, 2012, and 2011; (iii) Consolidated Statements of Stockholder’s Equity – years ended December 31, 2013, 2012, and 2011; (iv) Consolidated Statements of Cash Flows – years ended December 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

*  Indicates a management contract or compensatory plan or arrangement.

** A corrected copy of the plan document originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2010 is filed herewith due to correct an error in the previously filed document.