Form 10-Q
period 2014-03-31
EVANS BANCORP INC
filed 2014-05-02
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    March 31, 2014

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.50 par value: 4,170,621 shares as of April 30, 2014

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$16,743	$14,698
Interest-bearing deposits at banks	30,102	27,256
Securities:
Available for sale, at fair value (amortized cost: $93,698 at March 31, 2014;	94,598	99,665
$99,353 at December 31, 2013)
Held to maturity, at amortized cost (fair value: $2,322 at March 31, 2014;	2,373	2,384
$2,319 at December 31, 2013)
Federal Home Loan Bank common stock, at amortized cost	1,364	1,364
Federal Reserve Bank common stock, at amortized cost	1,476	1,467

Loans and leases, net of allowance for loan and lease losses of $11,734 at March 31, 2014
and $11,503 at December 31, 2013	648,961	635,493
Properties and equipment, net of accumulated depreciation of $14,499 at March 31, 2014
and $14,226 at December 31, 2013	11,117	11,163
Goodwill	8,101	8,101
Intangible assets	67	108
Bank-owned life insurance	19,986	19,840
Other assets	11,988	11,959

TOTAL ASSETS	$846,876	$833,498

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$139,975	$139,973
NOW	79,531	65,927
Regular savings	393,735	390,575
Time	108,702	110,137

Total deposits	721,943	706,612

Securities sold under agreement to repurchase	11,374	13,351
Other short term borrowings	9,000	9,000
Other liabilities	12,712	12,493
Junior subordinated debentures	11,330	11,330

Total liabilities	766,359	752,786

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized;
4,211,476 and 4,208,459 shares issued at March 31, 2014 and December 31, 2013, respectively, and 4,147,666 and 4,201,362 outstanding at March 31, 2014
and December 31, 2013, respectively	2,108	2,106
Capital surplus	42,710	42,619
Treasury stock, at cost, 62,983 shares and 4,906 at March 31, 2014 and
December 31, 2013, respectively	(1,498)	(120)
Retained earnings	38,078	37,370
Accumulated other comprehensive (loss) gain, net of tax	(881)	(1,263)
Total stockholders' equity	80,517	80,712

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$846,876	$833,498

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(in thousands, except share and per share amounts)
	Three Months Ended March 31,
	2014	2013
INTEREST INCOME
Loans and leases	$7,510	$7,252
Interest bearing deposits at banks	15	18
Securities:
Taxable	449	417
Non-taxable	245	269
Total interest income	8,219	7,956
INTEREST EXPENSE
Deposits	756	890
Other borrowings	86	161
Junior subordinated debentures	79	79
Total interest expense	921	1,130
NET INTEREST INCOME	7,298	6,826
PROVISION FOR LOAN AND LEASE LOSSES	153	450
NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	7,145	6,376
NON-INTEREST INCOME
Bank charges	461	482
Insurance service and fees	2,132	1,999
Data center income	107	114
Gain on loans sold	-	25
Bank-owned life insurance	145	113
Other	550	577
Total non-interest income	3,395	3,310
NON-INTEREST EXPENSE
Salaries and employee benefits	4,695	4,289
Occupancy	743	816
Repairs and maintenance	176	178
Advertising and public relations	222	124
Professional services	518	454
Technology and communications	300	291
Amortization of intangibles	41	63
FDIC insurance	162	138
Other	761	723
Total non-interest expense	7,618	7,076
INCOME BEFORE INCOME TAXES	2,922	2,610
INCOME TAX PROVISION	909	794
NET INCOME	$2,013	$1,816

Net income per common share-basic	$0.48	$0.44
Net income per common share-diluted	$0.47	$0.43
Cash dividends per common share	$0.31	$-
Weighted average number of common shares outstanding	4,200,519	4,173,978
Weighted average number of diluted shares outstanding	4,284,016	4,210,595

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(in thousands, except share and per share amounts)
	Three Months Ended March 31,
	2014		2013

NET INCOME		$2,013		$1,816

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities	361		(261)
Less: Reclassification of gain on sale of securities	-		-
		361		(261)

Defined benefit pension plans:
Amortization of prior service cost	5		10
Amortization of actuarial loss	16		27
Total		21		37

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX		382		(224)

COMPREHENSIVE INCOME		$2,395		$1,592

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2012	$2,087	$42,029	$30,611	$101	$-	$74,828
Net Income			1,816			1,816
Other comprehensive (loss)				(224)		(224)
Stock options and restricted stock expense		75				75
Issued 18,784 restricted shares	9	(9)				-
Balance, March 31, 2013	$2,096	$42,095	$32,427	$(123)	$-	$76,495

Balance, December 31, 2013	$2,106	$42,619	$37,370	$(1,263)	$(120)	$80,712
Net Income			2,013			2,013
Other comprehensive income (loss)				382		382
Cash dividends ($0.31 per common share)			(1,305)			(1,305)
Stock options and restricted stock expense		99				99
Excess tax expense from stock-based compensation		21				21
Issued 3,017 restricted shares	2	(2)				-
Repurchased 59,800 shares					(1,436)	(1,436)
Reissued 3,087 shares in stock option exercise		(27)			58	31
Balance, March 31, 2014	$2,108	$42,710	$38,078	$(881)	$(1,498)	$80,517

See Notes to Unaudited Consolidated Financial Statements

ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(in thousands)
	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Interest received	$8,105	$7,638
Fees received	3,388	3,301
Interest paid	(937)	(1,147)
Cash paid to employees and vendors	(8,368)	(8,009)
Cash contributed to pension plan	-	(95)
Income taxes paid	(960)	(461)
Proceeds from sale of loans held for resale	-	776
Originations of loans held for resale	(123)	(233)

Net cash provided by operating activities	1,105	1,770

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	-	(3,487)
Proceeds from maturities, calls, and payments	5,543	3,759
Held to maturity securities:
Proceeds from maturities, calls, and payments	11	11
Additions to properties and equipment	(226)	(47)
Net increase in loans	(13,493)	(5,865)

Net cash used in investing activities	(8,165)	(5,629)

FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings	(1,977)	(5,328)
Net increase in deposits	15,333	19,308
Repurchase of treasury stock	(1,436)	-
Reissuance of treasury stock	31	-

Net cash provided by financing activities	11,951	13,980

Net increase (decrease) in cash and equivalents	4,891	10,121

CASH AND CASH EQUIVALENTS:
Beginning of period	41,954	90,477

End of period	$46,845	$100,598

(continued)

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(in thousands)
	Three Months Ended March 31,
	2014	2013
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$2,013	$1,816

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	382	567
Deferred tax expense (benefit)	(13)	109
Provision for loan and lease losses	153	450
Gain on loans sold	-	(25)
Stock options and restricted stock expense	99	75
Proceeds from sale of loans held for resale	-	776
Originations of loans held for resale	(123)	(233)
Cash contributed to pension plan	-	(95)
Changes in assets and liabilities affecting cash flow:
Other assets	(613)	(699)
Other liabilities	(793)	(971)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,105	$1,770

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

2. SECURITIES

The amortized cost of securities and their approximate fair value at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$28,075	$394	$(457)	$28,012
States and political subdivisions	31,066	979	(107)	31,938
Total debt securities	$59,141	$1,373	$(564)	$59,950

Mortgage-backed securities:
FNMA	$12,698	$388	$(32)	$13,054
FHLMC	6,865	112	(108)	6,869
GNMA	7,212	143	(70)	7,285
CMO	7,782	8	(350)	7,440
Total mortgage-backed securities	$34,557	$651	$(560)	$34,648

Total securities designated as available for sale	$93,698	$2,024	$(1,124)	$94,598

Held to Maturity:
Debt securities
States and political subdivisions	$2,373	$7	$(58)	$2,322

Total securities designated as held to maturity	$2,373	$7	$(58)	$2,322

	December 31, 2013
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$32,176	$439	$(623)	$31,992
States and political subdivisions	31,266	802	(188)	31,880
Total debt securities	$63,442	$1,241	$(811)	$63,872

Mortgage-backed securities:
FNMA	$13,204	$354	$(57)	$13,501
FHLMC	7,156	109	(147)	7,118
GNMA	7,570	99	(96)	7,573
CMO	7,981	9	(389)	7,601
Total mortgage-backed securities	$35,911	$571	$(689)	$35,793

Total securities designated as available for sale	$99,353	$1,812	$(1,500)	$99,665

Held to Maturity:
Debt securities
States and political subdivisions	$2,384	$6	$(71)	$2,319

Total securities designated as held to maturity	$2,384	$6	$(71)	$2,319

Available for sale securities with a total fair value of $93.6 million and $71.1 million at March  31, 2014 and December 31, 2013, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY.  The Company had a total of $9 million  in borrowed funds with FHLBNY at March  31, 2014 and December 31, 2013, respectively.  The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements.  As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY.  The Bank held $1.4 million in FHLBNY stock as of March  31, 2014 and December 31, 2013 at amortized cost.  The Company regularly evaluates investments in FHLBNY for impairment, considering liquidity, operating performance, capital position, stock repurchase and dividend history.  At this time, the Company does not believe any impairment in FHLBNY stock is warranted.

The scheduled maturities of debt and mortgage-backed securities at March  31, 2014 and December 31, 2013 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	March 31, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$547	$557	$447	$454
Due after one year through five years	25,494	26,215	23,732	24,419
Due after five years through ten years	25,490	25,280	31,450	30,946
Due after ten years	7,610	7,898	7,813	8,053
	59,141	59,950	63,442	63,872

Mortgage-backed securities
available for sale	34,557	34,648	35,911	35,793

Total available for sale securities	$93,698	$94,598	$99,353	$99,665

Debt securities held to maturity:

Due in one year or less	$1,023	$1,021	$1,023	$1,020
Due after one year through five years	172	174	178	179
Due after five years through ten years	1,059	1,020	1,064	1,015
Due after ten years	119	107	119	105
	2,373	2,322	2,384	2,319

Total held to maturity securities	$2,373	$2,322	$2,384	$2,319

Information regarding unrealized losses within the Company’s available for sale securities at March  31, 2014 and December 31, 2013, is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	March 31, 2014

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$8,686	$(352)	$1,894	$(105)	$10,580	$(457)
States and political subdivisions	6,662	(81)	601	(26)	7,263	(107)
Total debt securities	$15,348	$(433)	$2,495	$(131)	$17,843	$(564)

Mortgage-backed securities:
FNMA	$4,657	$(32)	$-	$-	$4,657	$(32)
FHLMC	2,564	(24)	1,665	(84)	4,229	(108)
GNMA	2,582	(70)	-	-	2,582	(70)
CMO'S	6,362	(350)	-	-	6,362	(350)
Total mortgage-backed securities	$16,165	$(476)	$1,665	$(84)	$17,830	$(560)

Held To Maturity:
Debt securities:
States and political subdivisions	$1,234	$(16)	$551	$(42)	$1,785	$(58)

Total temporarily impaired
securities	$32,747	$(925)	$4,711	$(257)	$37,458	$(1,182)

	December 31, 2013

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$10,553	$(486)	$1,863	$(137)	$12,416	$(623)
States and political subdivisions	7,953	(150)	590	(38)	8,543	(188)
Total debt securities	$18,506	$(636)	$2,453	$(175)	$20,959	$(811)

Mortgage-backed securities:
FNMA	$4,819	$(57)	$21	$-	$4,840	$(57)
FHLMC	2,677	(46)	1,700	(101)	4,377	(147)
GNMA	2,751	(96)	-	-	2,751	(96)
CMO'S	6,466	(389)	-	-	6,466	(389)
Total mortgage-backed securities	$16,713	$(588)	$1,721	$(101)	$18,434	$(689)

Held To Maturity:
Debt securities:
States and political subdivisions	$1,210	$(24)	$504	$(47)	$1,714	$(71)

Total temporarily impaired
securities	$36,429	$(1,248)	$4,678	$(323)	$41,107	$(1,571)

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase.  The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities.  Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase.  The Company did not own any out-of-state municipal bonds at March  31, 2014 or December 31, 2013.  Bonds rated below A are reviewed periodically to ensure their continued credit worthiness.  While purchase of non-rated municipal securities is permitted under the Company’s investment policy, such purchases are limited to bonds issued by municipalities in the Company’s general market area.  Those municipalities are typically customers of the Bank whose financial situation is familiar to management.  The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

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

Management has assessed the securities available for sale in an unrealized loss position at March  31, 2014 and December 31, 2013 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company had not recorded any other-than-temporary impairment (“OTTI”) charges as of March  31, 2014 and did not record any OTTI charges during 2013.  The gross unrealized losses in the Company’s securities portfolio were at an immaterial level during each of those periods.  Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2014
Securities available-for-sale:
U.S. government agencies	$-	$28,012	$-	$28,012
States and political subdivisions	-	31,938	-	31,938
Mortgage-backed securities	-	34,648	-	34,648
Mortgage servicing rights	-	-	471	471

December 31, 2013
Securities available-for-sale:
U.S. government agencies	$-	$31,992	$-	$31,992
States and political subdivisions	-	31,880	-	31,880
Mortgage-backed securities	-	35,793	-	35,793
Mortgage servicing rights	-	-	509	509

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis, the Company reviews changes in the market value of its security portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis, the Company has its entire security portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to the service provider regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than the initial evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in the first quarter of 2014 or during fiscal year 2013.

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three month periods ended March 31, 2014 and 2013, respectively:

	Three months ended March 31,
	2014	2013
Mortgage servicing rights - December 31	$509	$467
Gains (losses) included in earnings	(38)	(20)
Additions from loan sales	-	8
Mortgage servicing rights - March 31	$471	$455

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	3/31/2014	12/31/2013
Servicing fees	0.25%	0.25%
Discount rate	10.04%	10.04%
Prepayment rate (CPR)	9.86%	9.31%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2014
Impaired loans	$-	-	16,862	$16,862

December 31, 2013
Impaired loans	$-	-	17,378	$17,378

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $18.3 million, with a valuation allowance of $1.4 million, at March 31, 2014, compared to a gross value for impaired loans of $18.9 million, with a valuation allowance of $1.5 million, at December 31, 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2014 and December 31, 2013, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$46,845	$46,845	$41,954	$41,954
Level 2:
Available for sale securities	94,598	94,598	99,665	99,665
FHLB and FRB stock	2,840	2,840	2,831	2,831
Level 3:
Held to maturity securities	2,373	2,322	2,384	2,319
Loans and leases, net	648,961	659,755	635,493	640,770
Mortgage servicing rights	471	471	509	509

Financial liabilities:
Level 1:
Demand deposits	$139,975	$139,975	$139,973	$139,973
NOW deposits	79,531	79,531	65,927	65,927
Regular savings deposits	393,735	393,735	390,575	390,575
Junior subordinated debentures	11,330	11,330	11,330	11,330
Commitments to extend credit	360	360	401	401
Securities sold under agreement to
repurchase	11,374	11,374	13,351	13,351
Level 2:
Other borrowed funds	9,000	9,105	9,000	9,171
Level 3:
Time deposits	108,702	110,654	110,137	112,270

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

Commitments to extend credit and standby letters of credit.  As described in Note 8 - “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at March 31, 2014 and December 31, 2013.  Such financial instruments consist of commitments to extend permanent financing and letters of credit.  If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company.  If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee.  The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities.  The carrying value approximates the fair value.

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

4. LOANS, LEASES, AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

Loan and Lease Portfolio Composition

The following table presents selected information on the composition of the Company’s loan and lease portfolio as of the dates indicated:

	March 31, 2014	December 31, 2013
Mortgage loans on real estate:	(in thousands)
Residential Mortgages	$96,435	$94,027
Commercial and multi-family	364,012	361,247
Construction-Residential	1,933	1,509
Construction-Commercial	27,761	23,902
Home equities	57,364	57,228
Total real estate loans	547,505	537,913

Commercial and industrial loans	110,944	106,952
Consumer loans	1,054	938
Other	541	323
Net deferred loan origination costs	651	870
Total gross loans	660,695	646,996

Allowance for loan losses	(11,734)	(11,503)

Loans, net	$648,961	$635,493

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages.  In the three month period ended March 31, 2014, the Bank did not sell any mortgages to FNMA, as compared with $0.8 million sold during the three month period ended March 31, 2013.  At March 31, 2014, the Bank had a loan servicing portfolio principal balance of $62.3 million upon which it earns servicing fees, as compared with $63.5 million at December 31, 2013.  The value of the mortgage servicing rights for that portfolio was $0.5 million at March 31, 2014 and December 31, 2013.  At March 31, 2014, there were $0.1 million in residential mortgage loans held-for-sale, compared with no residential mortgages held for sale at December 31, 2013.  The Company had no commercial loans held-for-sale at March 31, 2014 or December 31, 2013.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.  Disclosures related to the basis for accounting for loans and leases, the method for recognizing interest income on loans and leases, the policy for placing loans and leases on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan and lease losses, the policy for charging off loans and leases, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2013 are consistent with those utilized by the Company in the three months ended March 31, 2014.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans and leases for the dates specified:

March 31, 2014
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$21,053	$304,058	$325,111	$78,869
4	5,443	42,162	47,605	18,988
5	-	13,649	13,649	9,046
6	1,265	3,911	5,176	3,858
7	-	232	232	183
Total	$27,761	$364,012	$391,773	$110,944

December 31, 2013
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$19,086	$297,819	$316,905	$78,294
4	3,283	47,584	50,867	15,194
5	-	4,028	4,028	9,468
6	1,533	11,479	13,012	3,744
7	-	337	337	252
Total	$23,902	$361,247	$385,149	$106,952

Past Due Loans and Leases

The following tables provide an analysis of the age of the recorded investment in loans and leases that are past due as of the dates indicated:

March 31, 2014
(in thousands)
								Non-accruing
				Total Past	Current	Total	90+ Days	Loans and
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Leases

Commercial and
industrial	$4,108	$-	$69	$4,177	$106,767	$110,944	$-	$2,808
Residential real estate:
Residential	633	22	886	1,541	94,894	96,435	-	943
Construction	-	-	-	-	1,933	1,933	-	-

Commercial real estate:
Commercial	4,515	-	75	4,590	359,422	364,012	-	977
Construction	-	-	-	-	27,761	27,761	-	-
Home equities	881	249	129	1,259	56,105	57,364	-	445
Direct financing leases	-	-	29	29	-	-	-	29
Consumer	1	1	-	2	1,052	1,054	-	18
Other	-	-	-	-	541	541	-	-
Total Loans	$10,138	$272	$1,188	$11,598	$648,475	$660,044	$-	$5,220

NOTE: Loan and lease balances do not include $651 thousand in net deferred loan and lease origination costs as of March 31, 2014.

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

NOTE: Loan and lease balances do not include $870 thousand in net deferred loan and lease origination costs as of December 31, 2013.

Allowance for loan and lease losses

The following tables present the activity in the allowance for loan and lease losses according to portfolio segment, for the three month periods ended March 31, 2014 and 2013:

March 31, 2014

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$4,489	$4,912	$37	$1,038	$878	$-	$149	$11,503
Charge-offs	(57)	-	(6)	-	(1)	-	-	(64)
Recoveries	28	29	2	-	-	83	-	142
Provision	63	167	3	(1)	4	(83)	-	153
Ending balance	$4,523	$5,108	$36	$1,037	$881	$-	$149	$11,734

Allowance for loan
and lease losses:
Ending balance:
Individually evaluated
for impairment	$1,182	$210	$19	$-	$-	$-	$-	$1,411
Collectively evaluated
for impairment	3,341	4,898	17	1,037	881	-	149	10,323
Total	$4,523	$5,108	$36	$1,037	$881	$-	$149	$11,734

Loans and leases:
Ending balance:
Individually evaluated
for impairment	$4,291	$11,579	$19	$2,100	$284	$-	$-	$18,273
Collectively evaluated
for impairment	106,653	380,194	1,576	96,268	57,080	-	-	641,771
Total	$110,944	$391,773	$1,595	$98,368	$57,364	$-	$-	$660,044

* Includes construction loans

** Includes other loans

NOTE: Loan and lease balances do not include $651 thousand in net deferred loan and lease origination costs as of March 31, 2014.

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

Impaired Loans and Leases

The following tables provide data, at the class level, of impaired loans and leases as of the dates indicated:

	At March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,162	$1,361	$-	$1,337	$33	$9

Residential real estate:
Residential	2,100	2,334	-	2,009	-	13
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	9,747	10,147	-	9,711	-	69
Construction	330	330	-	631	-	3

Home equities	284	312	-	414	-	-

Direct financing leases	-	-	-	-	-	-

Consumer	-	-	-	-	-	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$13,623	$14,484	$-	$14,102	$33	$94

	At March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$3,129	$3,197	$1,182	$3,467	$79	$12

Residential real estate:
Residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	568	643	73	595	-	-
Construction	934	934	137	934	-	8

Home equities	-	-	-	-	-	-

Direct financing leases	-	-	-	-	-	-

Consumer	19	29	19	14	3	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$4,650	$4,803	$1,411	$5,010	$82	$20

	At March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$4,291	$4,558	$1,182	$4,804	$112	$21
	-	-	-	-	-	-
Residential real estate:
Residential	2,100	2,334	-	2,009	-	13
Construction	-	-	-	-	-	-
	-	-	-	-	-	-
Commercial real estate:
Commercial	10,315	10,790	73	10,306	-	69
Construction	1,264	1,264	137	1,565	-	11
	-	-	-	-	-	-
Home equities	284	312	-	414	-	-
	-	-	-	-	-	-
Direct financing leases	-	-	-	-	-	-
	-	-	-	-	-	-
Consumer	19	29	19	14	3	-
	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total impaired loans and leases	$18,273	$19,287	$1,411	$19,112	$115	$114

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,247	$1,352	$-	$1,405	$100	$59

Residential real estate:
Residential	1,331	1,460	-	1,388	61	9
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	9,937	10,288	-	9,832	302	109
Construction	599	599	-	707	-	26

Home equities	408	438	-	402	19	4

Direct financing leases	26	27	-	29	-	-

Consumer	-	-	-	-	-	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$13,548	$14,164	$-	$13,763	$482	$207

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$3,141	$3,191	$1,187	$3,577	$60	$108

Residential real estate:
Residential	621	624	47	622	10	27
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	584	650	70	604	6	26
Construction	934	934	146	934	-	33

Home equities	39	39	39	39	-	2

Direct financing leases	-	-	-	-	-	-

Consumer	20	29	20	11	3	2

Other	-	-	-	-	-	-

Total impaired loans and leases	$5,339	$5,467	$1,509	$5,787	$79	$198

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$4,388	$4,543	$1,187	$4,982	$160	$167
	-	-	-	-	-	-
Residential real estate:
Residential	1,952	2,084	47	2,010	71	36
Construction	-	-	-	-	-	-
	-	-	-	-	-	-
Commercial real estate:
Commercial	10,521	10,938	70	10,436	308	135
Construction	1,533	1,533	146	1,641	-	59
	-	-	-	-	-	-
Home equities	447	477	39	441	19	6
	-	-	-	-	-	-
Direct financing leases	26	27	-	29	-	-
	-	-	-	-	-	-
Consumer	20	29	20	11	3	2
	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total impaired loans and leases	$18,887	$19,631	$1,509	$19,550	$561	$405

Non-performing loans and leases

The following table sets forth information regarding non-performing loans and leases as of the dates specified:

	March 31, 2014	December 31, 2013
	(in thousands)
Non-accruing loans and leases:
Commercial and industrial loans	$2,808	$2,970
Residential real estate:
Residential	943	1,376
Construction	-	-
Commercial real estate:
Commercial and multi-family	977	8,873
Construction	-	-
Home equities	445	447
Direct financing leases	29	47
Consumer loans	18	20
Other	-	-
Total non-accruing loans and leases	$5,220	$13,733

Accruing loans 90+ days past due	-	-
Total non-performing loans and leases	$5,220	$13,733

Total non-performing loans and leases
to total assets	0.62%	1.65%
Total non-performing loans and leases
to total loans and leases	0.79%	2.12%

Troubled debt restructurings

The Company had $16.5 million in loans and leases that were restructured in a troubled debt restructuring (“TDR”) at March 31, 2014, compared with $17.1 million at December 31, 2013.  $3.5 million and $12.0 million of those balances were in non-accrual status at March 31, 2014 and December 31, 2013, respectively.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans and leases where borrowers were experiencing financial difficulty.  The Company did not engage in any re-modifications during the three month periods ended March 31, 2014 and 2013.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of March 31, 2014, there were no commitments to lend additional funds to debtors owing on loans or leases whose terms have been modified in TDRs.

The following tables summarize the loans and leases that were classified as troubled debt restructurings as of the dates indicated:

	March 31, 2014
	($ in thousands)

	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$4,199	$2,775	$1,424	$1,160

Residential real estate:
Residential	1,027	32	995	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	10,319	650	9,669	170
Construction	934	-	934	-

Home equities	55	55	-	-
Direct financing leases	-	-	-	-
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$16,534	$3,512	$13,022	$1,330

	December 31, 2013
	($ in thousands)

	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$4,262	$2,903	$1,359	$983

Residential real estate:
Residential	1,031	454	577	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	10,211	8,563	1,648	33
Construction	1,533	-	1,533	-
				-
Home equities	56	56	-	-
Direct financing leases	26	12	14	-
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$17,119	$11,988	$5,131	$1,016

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

The following table shows the data for TDR activity by type of concession granted to the borrower for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	($ in thousands)			($ in thousands)

Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	-	$-	$-	-	$-	$-
Combination of concessions	-	-	-	2	330	330
Residential Real Estate & Construction:
Extension of maturity & interest rate
reduction	-	-	-	1	28	28
Commercial Real Estate & Construction:
Deferral of principal	-	-	-	-	-	-
Extension of maturity	-	-	-	2	739	739
Home Equities:
Extension of maturity and rate reduction	-	-	-	-	-	-
Term out line of credit	-	-	-	-	-	-
Direct financing leases	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Other	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan or lease is determined to be uncollectible, the loan or lease will be charged off.  The following table presents loans and leases which were classified as TDRs during the previous 12 months which defaulted during the three month periods ended March 31, 2014 and 2013:

	Three months ended March 31, 2014		Three months ended March 31, 2013
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	-	$-	-	$-
Residential Real Estate:
Residential	-	-	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and Multi-Family	-	-	-	-
Construction	-	-	-	-
Home Equities	-	-	-	-
Direct financing leases	-	-	-	-
Consumer loans	-	-	-	-
Other	-	-	-	-

5. PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three month periods ended March 31, 2014 and 2013, the Company had an average of 83,497 and 36,617 dilutive shares, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share.  For the three month periods ended March 31, 2014 and 2013, there was an average of 9,000 and 90,071 anti-dilutive shares, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three month periods ended March 31, 2014 and 2013:

	Balance at December 31, 2013	Net Change	Balance at March 31, 2014
	(in thousands)
Net unrealized gain (loss) on investment securities	$191	$361	$552
Net defined benefit pension plans adjustments	(1,454)	21	(1,433)
Total	$(1,263)	$382	$(881)

	Balance at December 31, 2012	Net Change	Balance at March 31, 2013
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,457	$(261)	$2,196
Net defined benefit pension plans adjustments	(2,356)	37	(2,319)
Total	$101	$(224)	$(123)

	March 31, 2014 (in thousands)			March 31, 2013 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on
investment securities	$588	$(227)	$361	$(426)	$165	$(261)
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-	-	-	-
Net change	588	(227)	361	(426)	165	(261)

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	8	(3)	5	17	(7)	10
Amortization of actuarial loss (a)	26	(10)	16	44	(17)	27
Net change	34	(13)	21	61	(24)	37

Other Comprehensive Income (Loss)	$622	$(240)	$382	$(365)	$141	$(224)

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and nine month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$7,326	$(28)	$7,298

Provision for loan and lease losses	153	-	153

Net interest income (expense) after
provision for loan and lease losses	7,173	(28)	7,145

Non-interest income	1,263	-	1,263

Insurance service and fees	152	1,980	2,132

Amortization expense	-	41	41

Non-interest expense	6,477	1,100	7,577

Income before income taxes	2,111	811	2,922

Income tax provision	596	313	909

Net income	$1,515	$498	$2,013

	Three Months Ended March 31, 2013
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$6,854	$(28)	$6,826

Provision for loan and lease losses	450	-	450

Net interest income (expense) after
provision for loan and lease losses	6,404	(28)	6,376

Non-interest income	1,311	-	1,311

Insurance service and fees	91	1,908	1,999

Amortization expense	-	63	63

Non-interest expense	5,906	1,107	7,013

Income before income taxes	1,900	710	2,610

Income tax provision	529	265	794

Net income	$1,371	$445	$1,816

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

	March 31,	December 31,
	2014	2013
	(in thousands)

Commitments to extend credit	$198,993	$176,964

Standby letters of credit	2,173	2,664

Total	$201,166	$179,628

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank has not incurred any losses on its commitments and did not record a reserve for its commitments during the first three months of 2014 or during 2013.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP.  The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered material.

The Company is subject to possible litigation proceedings in the normal course of business.  As of March 31, 2014 and December 31, 2013, there were no claims pending against the Company that management considered material.  As noted in the Item 3 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in the Notes to the audited financial statements contained in that report, the Company was engaged by the Office of the Attorney General for the State of New York (“NYAG”) regarding a nonpublic investigation it is conducting.  The Company has not accrued any amounts with respect to the NYAG investigation, as the Company does not believe a loss is probable, however, it is reasonably possible that a loss may be incurred.  As of March 31, 2014 and December 31, 2013, an estimate of the range of loss cannot reasonably be made.

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

The Bank did not contribute to the defined benefit pension plan in the first three months of 2014 but plans to contribute $90 thousand before the end of the year.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three month periods ended March 31, 2014 and 2013:

	Three months ended March 31,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2014	2013	2014	2013

Service cost	$-	$-	$42	$41

Interest cost	51	48	40	31

Expected return on plan assets	(76)	(65)	-	-

Amortization of prior service cost	-	-	8	17

Amortization of the net loss	5	17	21	27

Net periodic cost (benefit)	$(20)	$-	$111	$116

10.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2014-04, Reclassification of Collateralized Mortgage Loans upon a Troubled Debt Restructuring.  The objective of this proposed ASU is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized.  The main provisions would also require additional disclosures regarding the amount of foreclosed residential real estate property held by the creditor and the recorded investments of consumer mortgage loans that are in the process of foreclosure at each interim and annual reporting period.  This ASU becomes effective for the Company in fiscal years and interim periods within those years, beginning after December 15, 2014.  The Company has not early adopted this guidance and does not expect this guidance to have a significant impact on its financial statements.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  Many of these factors are beyond the Company’s control and are difficult to predict.

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

Significant accounting policies followed by the Company are presented in Note 1 – “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2013.  These policies, along with the disclosures presented in the other Notes to the Company's Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of probable losses in the Company’s loan and lease portfolio.  Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan and lease portfolio also represents the largest asset type on the Company’s Unaudited Consolidated Balance Sheets.  Note 1 to the Audited Consolidated Financial Statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, describes the methodology used to determine the allowance for loan and lease losses.

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is typically performed annually as of December 31st.   No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value.  There were no triggering events in the three month period ended March 31, 2014 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Activity

Total loans and leases grew to $660.7 million at March 31, 2014, a $13.7 million, or 2.1%, increase from total loans and leases of $647.0 million at December 31, 2013.  Total loans and leases grew $72.6 million, or 12.3%, from $588.1 million at March 31, 2013.

Loans secured by real estate were $547.5 million at March 31, 2014, reflecting a $9.6 million, or 1.8%, increase from $537.9 million at December 31, 2013.  The Company’s commercial real estate portfolio has historically been the fastest growing part of the real estate portfolio, however, the largest growth in the real estate portfolio during the first quarter of 2014 was experienced in the Company’s residential mortgages, with the largest percentage increase of 3.0%, or $2.8 million.  In the first quarter of 2014, residential mortgages increased $2.4 million, or 2.6%, and residential construction loans increased $0.4 million, or 28.1%, since December 31, 2013.  Commercial construction and commercial and multi-family loans increased $6.6 million, or 1.7%, since December 31, 2013.

The Company retained most residential mortgages originated during the first quarter of 2014.  During the first quarter of 2013, the Company sold approximately 8.7% of the residential mortgages originated during that quarter to FNMA.  Residential mortgages increased to $96.4 million at March 31, 2014.  However, residential mortgage originations decreased to $5.7 million in the three month period ended March 31, 2014, compared with $8.6 million in the three month period ended March 31, 2013.

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages.  In the three month period ended March 31, 2014, the Bank did not sell any mortgages to FNMA, as compared with $0.8 million sold during the three month period ended March 31, 2013.  At March 31, 2014, the Bank had a loan servicing portfolio principal balance of $62.3 million upon which it earns servicing fees, as compared with $63.5 million at December 31, 2013.  The value of the mortgage servicing rights for that portfolio was $0.5 million at March 31, 2014 and December 31, 2013.  At March 31, 2014, there were $0.1 million in residential mortgage loans held-for-sale, compared with no residential mortgages held for sale at December 31, 2013.  The Company had no commercial loans held-for-sale at March 31, 2014 or December 31, 2013.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

The Company continues to focus on diversified growth with commercial and industrial (“C&I”) lending as a way to achieve such diversification in its loan portfolio, which has historically experienced strong growth rates in real estate loans.  In the first quarter of 2014, C&I balances increased $4.0 million, or 3.7%, from $107.0 million at December 31, 2013 to $111.0 million at March 31, 2014.  C&I loans increased $5.0 million, or 4.7%, from $106.0 million at March 31, 2013.

Credit Quality of Loan Portfolio

Total non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled $5.2 million, or 0.79% of total loans and leases outstanding, as of March 31, 2014, compared with $13.7 million, or 2.12% of total loans and leases outstanding at December 31, 2013.  The $8.5 million, or 62.0%, decrease in non-performing loans and leases is mostly due to a single commercial real estate loan returned to accrual status in the first quarter of 2014.  The loan was successfully restructured with a new borrower in the third quarter of 2013 and has since demonstrated repayment performance.

In the first quarter of 2014, commercial credits graded as “special mention” and “substandard” increased $1.4 million from $30.3 million at December 31, 2013 to $31.7 million at March 31, 2014, primarily due to an increase in commercial and multi-family mortgages classified as “special mention” during the first quarter.  As noted in Note 4 to these Unaudited Financial Statements, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan and lease losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss than “pass” or “watch” credits.  As of March 31, 2014, $7.3 million, or 81.3%, of the $9.0 million “substandard” credits were identified as impaired, and thus, individually evaluated for specific reserves.

The allowance for loan and lease losses totaled $11.7 million, or 1.78% of total loans and leases outstanding as of March 31, 2014, consistent with the allowance for loan and lease loss to total loans and leases ratio of 1.78% at December 31, 2013.  The $0.2 million increase in the allowance from $11.5 million at December 31, 2013 was driven by the $1.5 million increase in commercial loans classified as criticized assets and general loan growth during the quarter, partially offset by loan and lease recoveries and decreases in specific reserves held on impaired loans.  The net charge-off (recovery) ratio in the first quarter of 2014 equated to (0.05)% of average net loans and leases, compared with a ratio of (0.15)% and 0.02% in the fourth quarter of 2013 and first quarter of 2013, respectively.

The first quarter coverage ratio of the allowance for loan and lease losses to non-performing loans and leases increased to 225% compared with the fourth quarter of 2013 of 84%, due to the commercial mortgage credit relationship that was returned to accrual status in the first quarter of 2014, as discussed above.

Investing Activities

Total securities were $97.0 million at March 31, 2014, compared with $102.0 million at December 31, 2013.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, increased to $30.1 million at March 31, 2014 from $27.3 million at December 31, 2013.  Interest-bearing cash increased in the first quarter due to large seasonal influx from municipal deposits from tax receipts.  Securities and interest-bearing deposits at correspondent banks made up 16.8% of the Bank’s total average interest earning assets in the first quarter of 2014, compared with 18.7% and 23.5% in the fourth quarter of 2013 and first quarter of 2013, respectively.

The Company’s highest concentration in its securities portfolio was in available for sale tax-advantaged debt securities issued by state and political subdivisions with 32.9% at March 31, 2014, compared with 31.2% at December 31, 2013.  The concentration in U.S. government-sponsored agency bonds was 28.9% of the total securities portfolio at March 31, 2014, compared with 31.3% at December 31, 2013.  U.S. government-sponsored mortgage-backed securities comprised 35.7% of the securities portfolio at March 31, 2014, compared with 35.1% at December 31, 2013.

Management believes that the credit quality of the securities portfolio as a whole is strong as the portfolio has no individual securities in a significant unrealized loss position.  While interest rates have been near historic lows and long-term rates decreased in the first quarter of 2014 compared to the fourth quarter of 2013, long-term rates increased from the first quarter of 2013.  As a result, the net unrealized gain position of the available-for-sale investment portfolio increased from $0.3 million at December 31, 2013, and decreased from $3.6 million at March 31, 2013.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  Available-for-sale securities with a total fair value of $93.6 million at March 31, 2014, as compared with $71.1 million at December 31, 2013, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at March 31, 2014 were $721.9 million, compared with $706.6 million at December 31, 2013, reflecting an increase of $15.3 million, or 2.2%, from the fourth quarter 2013.  The increase in deposit balances during the first quarter of 2014 was driven by growth in municipal NOW products due to seasonality of tax collections received.  Total NOW deposits increased $13.6 million, or 20.6%, over December 31, 2013.

The Company’s retail deposit growth vehicle for the last three years has been its complementary Better Checking and Better Savings products, which are included in the NOW and regular savings deposit categories, respectively, on the Company’s balance sheet.  However, the growth in NOW and savings deposits slowed in 2013 as the Better Checking and Better Savings products begin to mature and the Company continued to lower rates on selected deposit products given the Company’s current excess liquidity and declining net interest margin in this extended low rate environment.  Demand deposits, totaling $140.0 million and $123.1 at March 31, 2014 and 2013, respectively, drove much of the 3.4% year-over-year increase in total deposits mostly due to commercial demand deposit growth.

In the first quarter of 2014, time deposits decreased slightly to $108.7 million from $110.1 million at December 31, 2013.  Time deposit rates remain low, resulting in recent balance declines, as customers have preferred liquid savings deposits.

Other borrowings, which typically include the Bank’s overnight line of credit and other advances with the FHLBNY, were $9.0 million at March 31, 2014 and December 31, 2013. The Company remains in an overall liquid position, and therefore has not needed to add to its wholesale borrowings.

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

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$641,265	$7,510	4.68%	$575,953	$7,252	5.04%
Taxable securities	69,992	449	2.57%	63,974	417	2.61%
Tax-exempt securities	33,499	245	2.93%	34,146	269	3.15%
Interest bearing deposits at banks	26,238	15	0.23%	78,426	18	0.09%

Total interest-earning assets	770,994	$8,219	4.26%	752,499	$7,956	4.23%

Non interest-earning assets:

Cash and due from banks	14,920			14,376
Premises and equipment, net	11,210			11,219
Other assets	39,789			35,719

Total Assets	$836,913			$813,813

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$71,190	$76	0.43%	$67,836	$113	0.67%
Regular savings	388,890	265	0.27%	380,783	327	0.34%
Time deposits	109,549	415	1.52%	110,209	450	1.63%
Other borrowed funds	9,000	79	3.51%	17,989	153	3.40%
Junior subordinated debentures	11,330	79	2.79%	11,330	79	2.79%
Securities sold U/A to repurchase	14,883	7	0.19%	14,374	8	0.22%

Total interest-bearing liabilities	604,842	$921	0.61%	602,521	$1,130	0.75%

Noninterest-bearing liabilities:
Demand deposits	139,503			122,359
Other	12,090			12,856
Total liabilities	$756,435			$737,736

Stockholders' equity	80,478			76,077

Total Liabilities and Equity	$836,913			$813,813

Net interest earnings		$7,298			$6,826

Net interest margin			3.79%			3.63%

Interest rate spread			3.65%			3.48%

Net Income

Net income was $2.0 million in the first quarter of 2014, up from $1.8 million in the first quarter of 2013, primarily due to a $0.5 million increase in net interest income driven by growth in loans and non-interest bearing demand deposits.  As a result, return on average equity was 10.01% for the first quarter of 2014 compared with 9.55% in the first quarter of 2013.

Other Results of Operations – Quarterly Comparison

Net interest income was $7.3 million for the first quarter, an increase of 6.9% from the prior-year period, and down 0.6% from the trailing fourth quarter of 2013.  Growth in loans and non-interest bearing demand deposits drove the increase over the prior-year period.

Net interest margin decreased 6 basis points to 3.79% from 3.85% in the trailing fourth quarter, primarily driven by a decrease in the yield on interest-earning assets.  Net interest margin improved over the 2013 first quarter rate of 3.63%.  The increase in net interest margin from the prior-year period was due to a 14 basis point decrease in pricing on Evans’ interest bearing liabilities, combined with a 3 basis point increase in the yield on interest-earning assets.

The provision for loan and lease losses was $0.2 million in the 2014 first quarter, down from $0.5 million in the prior-year period.  The decrease is due mostly to a lower level of criticized assets in the current quarter in comparison to prior year first quarter.  When compared with the trailing fourth quarter of 2013, the provision decreased by $0.1 million.

Non-interest income was $3.4 million, or 31.7% of total revenue, in the quarter, up $0.1 million, or 2.6%, from the prior-year period.  Insurance agency revenue of $2.1 million was up $0.1 million, or 6.6%, from the 2013 first quarter, due mostly to increases in property and casualty and wealth management revenue.  Compared with the trailing fourth quarter of 2013, total non-interest income increased by 12.5%, mostly due to an increase of $0.6 million, or 35.0%, in insurance agency revenue as a result of seasonal profit sharing.

Total non-interest expense was $7.6 million, an increase of 7.7% from the prior-year period.  Personnel expenses, the largest expense item for the Company, were up $0.4 million, or 9.5%, from the prior-year period, and reflecting annual merit increases and personnel hires to support the Company’s growth strategy.

Income tax expense for the quarter was $1.0 million, representing an effective tax rate of 31.1% compared with an effective tax rate of 30.4% in the first quarter of 2013.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 10.20% and 10.36% at March 31, 2014 and December 31, 2013, respectively.  Book value per share of the Company’s common stock was $19.41 at March 31, 2014, compared with $19.18 at December 31, 2013.  Tangible book value per share (a non-GAAP measure) at March 31, 2014 was $17.44, compared with $17.26 at December 31, 2013.  The increase in both book value and tangible book value per share is a result of the Company’s repurchase of shares in the first quarter.

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

A reconciliation of this non-GAAP financial measure, tangible book value per share, to the most directly comparable GAAP financial measure, book value, is set forth in the following table:

($ in thousands, except per share data)	March 31, 2014	December 31, 2013

Stockholders' equity ("book value")	$80,517	$80,712

Goodwill (related to insurance agency reporting unit)	(8,101)	(8,101)
Intangible assets (related to insurance agency reporting unit)	(67)	(108)

Tangible book value	$72,349	$72,503

Number of common shares outstanding	4,147,666	4,201,362

Tangible book value per share	$17.44	$17.26

On February 18, 2014, the Company declared a cash dividend of $0.31 per share on the Company’s outstanding common stock. The dividend was paid on April 8, 2014 to shareholders of record as of March 18, 2014.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates.  Advances of up to $172.3 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At March 31, 2014, approximately 1.6% of the Bank’s securities had contractual maturity dates of one year or less and approximately 28.8% had maturity dates of five years or less.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. At March 31, 2014, in the Company’s internal stress test, the Company had net short-term liquidity of $73.8 million as compared with $121.8 million at December 31, 2013.  Available assets of $134.7 million, divided by public and purchased funds of $137.6 million, resulted in a long-term liquidity ratio of 98% at March 31, 2014, compared with 119% at December 31, 2013.

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
	(in thousands)

	March 31, 2014	December 31, 2013
Changes in interest rates

+200 basis points	$1,242	$789
+100 basis points	1,559	1,263

-100 basis points	NM	NM
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of March 31, 2014 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2013, the Company announced it had been authorized by its Board of Directors to purchase up to 100,000 shares of the Company’s outstanding common stock.  In the first quarter of 2014, the Company purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 2014:
January 1, 2014 - January 31, 2014	-	$-	-	-
February 2014:
February 1, 2014 - February 28, 2014	-	$-	-	-
March 2014:
March 1, 2014 - March 31, 2014	65,978	$23.95	59,800	27,168

Total:	65,978	$23.95	59,800	27,168

 (1) 6,178 of the total shares purchased in the period consist of shares constructively tendered to the Company by attestation in satisfaction of the exercise price due upon exercise of options issued pursuant to the Company’s 2009 Long-Term Incentive Plan.  The “average price paid per share” reported in the table above, with respect to such shares, reflects the fair market value of the Company’s common stock on the exercise date, which was the closing sales price of the Company’s common stock as reported on the NYSE MKT on that date.  The remaining 59,800 shares were purchased under the Company’s publicly-announced repurchase program, described in footnote (2) below.

(2) On March 25, 2013, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock.  The repurchase program has no fixed expiration date but may be suspended or discontinued at any time.  The Company did not make any repurchases during the quarter ended March 31, 2014 except pursuant to this publically announced program.

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

May 2, 2014

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

May 2, 2014

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – March 31, 2014 and December 31, 2013; (ii) Unaudited Consolidated Statements of Income – Three months ended March 31, 2014 and 2013; (iii)  Unaudited Statements of Consolidated Comprehensive Income – Three months ended March 31, 2014 and 2013; (iv) Unaudited Consolidated Statements of Stockholder’s Equity – Three months ended March 31, 2014 and 2013; (v) Unaudited Consolidated Statements of Cash Flows – Three months ended March 31, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements.