Form 10-Q
period 2014-06-30
EVANS BANCORP INC
filed 2014-08-04
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    June 30, 2014

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.50 par value: 4,138,862 shares as of July 31, 2014

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$19,270	$14,698
Interest-bearing deposits at banks	1,159	27,256
Securities:
Available for sale, at fair value (amortized cost: $100,916 at June 30, 2014;	102,515	99,665
$99,353 at December 31, 2013)
Held to maturity, at amortized cost (fair value: $1,910 at June 30, 2014;	1,933	2,384
$2,319 at December 31, 2013)
Federal Home Loan Bank common stock, at amortized cost	1,366	1,364
Federal Reserve Bank common stock, at amortized cost	1,476	1,467

Loans and leases, net of allowance for loan and lease losses of $11,522 at June 30, 2014
and $11,503 at December 31, 2013	651,877	635,493
Properties and equipment, net of accumulated depreciation of $14,765 at June 30, 2014
and $14,226 at December 31, 2013	10,899	11,163
Goodwill	8,101	8,101
Intangible assets	27	108
Bank-owned life insurance	20,137	19,840
Other assets	11,796	11,959

TOTAL ASSETS	$830,556	$833,498

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$148,559	$139,973
NOW	73,645	65,927
Regular savings	376,759	390,575
Time	108,207	110,137

Total deposits	707,170	706,612

Securities sold under agreement to repurchase	13,120	13,351
Other short term borrowings	6,000	9,000
Other liabilities	9,987	12,493
Junior subordinated debentures	11,330	11,330

Total liabilities	747,607	752,786

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized;
4,236,162 and 4,208,459 shares issued at June 30, 2014 and December 31, 2013, respectively, and 4,179,758 and 4,201,362 outstanding at June 30, 2014
and December 31, 2013, respectively	2,120	2,106
Capital surplus	42,941	42,619
Treasury stock, at cost, 56,404 shares and 4,906 at June 30, 2014 and
December 31, 2013, respectively	(1,335)	(120)
Retained earnings	39,657	37,370
Accumulated other comprehensive (loss) gain, net of tax	(434)	(1,263)
Total stockholders' equity	82,949	80,712

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$830,556	$833,498

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2014 AND 2013
(in thousands, except share and per share amounts)
	Three Months Ended June 30,
	2014	2013
INTEREST INCOME
Loans and leases	$7,879	$7,277
Interest bearing deposits at banks	15	45
Securities:
Taxable	455	404
Non-taxable	243	267
Total interest income	8,592	7,993
INTEREST EXPENSE
Deposits	756	810
Other borrowings	75	100
Junior subordinated debentures	79	81
Total interest expense	910	991
NET INTEREST INCOME	7,682	7,002
PROVISION FOR LOAN AND LEASE LOSSES	176	80
NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	7,506	6,922
NON-INTEREST INCOME
Bank charges	464	506
Insurance service and fees	1,586	1,726
Data center income	101	110
Gain on loans sold	40	-
Bank-owned life insurance	151	129
Other	713	743
Total non-interest income	3,055	3,214
NON-INTEREST EXPENSE
Salaries and employee benefits	4,564	4,225
Litigation expense	1,000	-
Occupancy	685	738
Repairs and maintenance	180	187
Advertising and public relations	281	236
Professional services	418	480
Technology and communications	278	340
Amortization of intangibles	40	62
FDIC insurance	112	165
Other	774	824
Total non-interest expense	8,332	7,257
INCOME BEFORE INCOME TAXES	2,229	2,879
INCOME TAX PROVISION	650	956
NET INCOME	$1,579	$1,923

Net income per common share-basic	$0.38	$0.46
Net income per common share-diluted	$0.37	$0.46
Cash dividends per common share	$-	$-
Weighted average number of common shares outstanding	4,166,497	4,179,419
Weighted average number of diluted shares outstanding	4,248,249	4,219,428

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(in thousands, except share and per share amounts)
	For the six months ended, June 30,
	2014	2013
INTEREST INCOME
Loans and leases	$15,389	$14,529
Interest bearing deposits at banks	31	64
Securities:
Taxable	904	821
Non-taxable	488	536
Total interest income	16,812	15,950
INTEREST EXPENSE
Deposits	1,512	1,700
Other borrowings	160	260
Junior subordinated debentures	159	161
Total interest expense	1,831	2,121
NET INTEREST INCOME	14,981	13,829
PROVISION FOR LOAN AND LEASE LOSSES	328	530
NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	14,653	13,299
NON-INTEREST INCOME
Bank charges	925	988
Insurance service and fees	3,718	3,726
Data center income	207	224
Gain on loans sold	40	25
Bank-owned life insurance	296	242
Other	1,263	1,320
Total non-interest income	6,449	6,525
NON-INTEREST EXPENSE
Salaries and employee benefits	9,260	8,514
Litigation expense	1,000	-
Occupancy	1,428	1,554
Repairs and maintenance	356	365
Advertising and public relations	503	360
Professional services	936	934
Technology and communications	578	631
Amortization of intangibles	81	125
FDIC insurance	274	303
Other	1,535	1,548
Total non-interest expense	15,951	14,334
INCOME BEFORE INCOME TAXES	5,151	5,490
INCOME TAX PROVISION (BENEFIT)	1,559	1,751
NET INCOME	$3,592	$3,739

Net income per common share-basic	$0.86	$0.90
Net income per common share-diluted	$0.84	$0.89
Cash dividends per common share	$0.31	$-
Weighted average number of common shares outstanding	4,183,414	4,176,817
Weighted average number of diluted shares outstanding	4,264,889	4,214,513

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2014 AND 2013
(in thousands, except share and per share amounts)
	Three Months Ended June 30,
	2014		2013

NET INCOME		$1,579		$1,923

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities	428		(1,405)
Less: Reclassification of gain on sale of securities	-		-
		428		(1,405)

Defined benefit pension plans:
Amortization of prior service cost	4		11
Amortization of actuarial loss	15		27
Total		19		38

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX		447		(1,367)

COMPREHENSIVE INCOME		$2,026		$556

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(in thousands, except share and per share amounts)
	Six Months Ended June 30,
	2014		2013

NET INCOME		$3,592		$3,739

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities	789		(1,666)
Less: Reclassification of gain on sale of securities	-		-
		789		(1,666)

Defined benefit pension plans:
Amortization of prior service cost	9		21
Amortization of actuarial loss	31		54
Total		40		75

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX		829		(1,591)

COMPREHENSIVE INCOME		$4,421		$2,148

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2012	$2,087	$42,029	$30,611	$101	$-	$74,828
Net Income			3,739			3,739
Other comprehensive (loss)				(1,591)		(1,591)
Stock options and restricted stock expense		176				176
Issued 18,784 restricted shares	9	(9)				-
Issued 2,400 shares through
stock option exercise	1	37				38
Issued 7,067 shares under Employee Stock
Purchase Plan	4	91				95
Balance, June 30, 2013	$2,101	$42,324	$34,350	$(1,490)	$-	$77,285

Balance, December 31, 2013	$2,106	$42,619	$37,370	$(1,263)	$(120)	$80,712
Net Income			3,592			3,592
Other comprehensive income (loss)				829		829
Cash dividends ($0.31 per common share)			(1,305)			(1,305)
Stock options and restricted stock expense		220				220
Excess tax expense from stock-based compensation		31				31
Issued 20,517 restricted shares	11	(11)				-
Repurchased 59,800 shares					(1,436)	(1,436)
Reissued 5,093 shares in stock option exercises		(51)			106	55
Reissued 5,400 shares through Dividend
Reinvestment Program		9			115	124
Issued 7,186 shares under Employee Stock
Purchase Plan	3	124				127

Balance, June 30, 2014	$2,120	$42,941	$39,657	$(434)	$(1,335)	$82,949

See Notes to Unaudited Consolidated Financial Statements

ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(in thousands)
	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Interest received	$16,684	$15,992
Fees received	6,044	6,595
Interest paid	(1,842)	(2,132)
Cash paid to employees and vendors	(15,317)	(12,666)
Cash contributed to pension plan	-	(140)
Income taxes paid	(2,785)	(2,315)
Proceeds from sale of loans held for resale	3,439	776
Originations of loans held for resale	(3,636)	(229)

Net cash provided by operating activities	2,587	5,881

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(8,900)	(10,926)
Proceeds from maturities, calls, and payments	7,144	7,674
Held to maturity securities:
Purchases	(330)	(220)
Proceeds from maturities, calls, and payments	781	258
Additions to properties and equipment	(275)	(699)
Cash investment in tax credit	(1,467)	-
Net increase in loans	(15,957)	(25,854)

Net cash used in investing activities	(19,004)	(29,767)

FINANCING ACTIVITIES:
Repayments of borrowings	(3,231)	(7,569)
Net increase in deposits	558	13,422
Dividends paid	(1,305)	-
Repurchase of treasury stock	(1,501)	-
Issuance of common stock	183	133
Reissuance of treasury stock	188	-

Net cash (used in) provided by financing activities	(5,108)	5,986

Net (decrease) in cash and equivalents	(21,525)	(17,900)

CASH AND CASH EQUIVALENTS:
Beginning of period	41,954	90,477

End of period	$20,429	$72,577

 (continued)

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(in thousands)
	Six Months Ended June 30,
	2014	2013
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$3,592	$3,739

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	747	1,016
Deferred tax (benefit) expense	(241)	116
Provision for loan and lease losses	328	530
Gain on loans sold	(40)	(25)
Stock options and restricted stock expense	221	176
Proceeds from sale of loans held for resale	3,439	776
Originations of loans held for resale	(3,636)	(229)
Cash contributed to pension plan	-	(140)
Changes in assets and liabilities affecting cash flow:
Other assets	(139)	885
Other liabilities	(1,684)	(963)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,587	$5,881

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

2. SECURITIES

The amortized cost of securities and their approximate fair value at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$30,933	$402	$(358)	$30,977
States and political subdivisions	30,946	1,113	(48)	32,011
Total debt securities	$61,879	$1,515	$(406)	$62,988

Mortgage-backed securities:
FNMA	$14,251	$538	$(9)	$14,780
FHLMC	6,555	131	(80)	6,606
GNMA	6,920	168	(40)	7,048
CMO	11,311	31	(249)	11,093
Total mortgage-backed securities	$39,037	$868	$(378)	$39,527

Total securities designated as available for sale	$100,916	$2,383	$(784)	$102,515

Held to Maturity:
Debt securities
States and political subdivisions	$1,933	$16	$(39)	$1,910

Total securities designated as held to maturity	$1,933	$16	$(39)	$1,910

	December 31, 2013
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$32,176	$439	$(623)	$31,992
States and political subdivisions	31,266	802	(188)	31,880
Total debt securities	$63,442	$1,241	$(811)	$63,872

Mortgage-backed securities:
FNMA	$13,204	$354	$(57)	$13,501
FHLMC	7,156	109	(147)	7,118
GNMA	7,570	99	(96)	7,573
CMO	7,981	9	(389)	7,601
Total mortgage-backed securities	$35,911	$571	$(689)	$35,793

Total securities designated as available for sale	$99,353	$1,812	$(1,500)	$99,665

Held to Maturity:
Debt securities
States and political subdivisions	$2,384	$6	$(71)	$2,319

Total securities designated as held to maturity	$2,384	$6	$(71)	$2,319

Available for sale securities with a total fair value of $96.8 million and $71.1 million at June 30, 2014 and December 31, 2013, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY.  The Company had a total of $6 million and $9 million in borrowed funds with FHLBNY at June 30, 2014 and December 31, 2013, respectively.  The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements.  As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY.  The Bank held $1.4 million in FHLBNY stock as of June 30, 2014 and December 31, 2013 at amortized cost.  The Company regularly evaluates investments in FHLBNY for impairment, considering liquidity, operating performance, capital position, stock repurchase and dividend history.  At this time, the Company does not believe any impairment in FHLBNY stock is warranted.

The scheduled maturities of debt and mortgage-backed securities at June 30, 2014 and December 31, 2013 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	June 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$6,672	$6,789	$447	$454
Due after one year through five years	23,916	24,639	23,732	24,419
Due after five years through ten years	20,905	20,864	31,450	30,946
Due after ten years	10,386	10,696	7,813	8,053
	61,879	62,988	63,442	63,872

Mortgage-backed securities
available for sale	39,037	39,527	35,911	35,793

Total available for sale securities	$100,916	$102,515	$99,353	$99,665

Debt securities held to maturity:

Due in one year or less	$615	$622	$1,023	$1,020
Due after one year through five years	197	200	178	179
Due after five years through ten years	1,002	979	1,064	1,015
Due after ten years	119	109	119	105
	1,933	1,910	2,384	2,319

Total held to maturity securities	$1,933	$1,910	$2,384	$2,319

Information regarding unrealized losses within the Company’s available for sale securities at June 30, 2014 and December 31, 2013, is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	June 30, 2014

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$-	$-	$7,642	$(358)	$7,642	$(358)
States and political subdivisions	2,028	(14)	1,918	(34)	3,946	(48)
Total debt securities	$2,028	$(14)	$9,560	$(392)	$11,588	$(406)

Mortgage-backed securities:
FNMA	$1,945	$(9)	$-	$-	$1,945	$(9)
FHLMC	-	-	1,610	(80)	1,610	(80)
GNMA	-	-	2,523	(40)	2,523	(40)
CMO'S	3,661	(61)	4,469	(188)	8,130	(249)
Total mortgage-backed securities	$5,606	$(70)	$8,602	$(308)	$14,208	$(378)

Held To Maturity:
Debt securities:
States and political subdivisions	$428	$(3)	$516	$(36)	$944	$(39)

Total temporarily impaired
securities	$8,062	$(87)	$18,678	$(736)	$26,740	$(823)

	December 31, 2013

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$10,553	$(486)	$1,863	$(137)	$12,416	$(623)
States and political subdivisions	7,953	(150)	590	(38)	8,543	(188)
Total debt securities	$18,506	$(636)	$2,453	$(175)	$20,959	$(811)

Mortgage-backed securities:
FNMA	$4,819	$(57)	$21	$-	$4,840	$(57)
FHLMC	2,677	(46)	1,700	(101)	4,377	(147)
GNMA	2,751	(96)	-	-	2,751	(96)
CMO'S	6,466	(389)	-	-	6,466	(389)
Total mortgage-backed securities	$16,713	$(588)	$1,721	$(101)	$18,434	$(689)

Held To Maturity:
Debt securities:
States and political subdivisions	$1,210	$(24)	$504	$(47)	$1,714	$(71)

Total temporarily impaired
securities	$36,429	$(1,248)	$4,678	$(323)	$41,107	$(1,571)

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase.  The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities.  Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase.  The Company did not own any out-of-state municipal bonds at June 30, 2014 or December 31, 2013.  Bonds rated below A are reviewed periodically to ensure their continued credit worthiness.  While purchase of non-rated municipal securities is permitted under the Company’s investment policy, such purchases are limited to bonds issued by municipalities in the Company’s general market area.  Those municipalities are typically customers of the Bank whose financial situation is familiar to management.  The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

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

Management has assessed the securities available for sale in an unrealized loss position at June 30, 2014 and December 31, 2013 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company had not recorded any other-than-temporary impairment (“OTTI”) charges as of June 30, 2014 and did not record any OTTI charges during 2013.  Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2014
Securities available-for-sale:
U.S. government agencies	$-	$30,977	$-	$30,977
States and political subdivisions	-	32,011	-	32,011
Mortgage-backed securities	-	39,527	-	39,527
Mortgage servicing rights	-	-	471	471

December 31, 2013
Securities available-for-sale:
U.S. government agencies	$-	$31,992	$-	$31,992
States and political subdivisions	-	31,880	-	31,880
Mortgage-backed securities	-	35,793	-	35,793
Mortgage servicing rights	-	-	509	509

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis, the Company reviews changes in the market value of its security portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis, the Company has its entire security portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company would submit an inquiry to the service provider regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than the initial evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in the first and second quarter of 2014 or during fiscal year 2013.

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three and six month periods ended June 30, 2014 and 2013, respectively:

	Three months ended June 30,
	2014	2013
Mortgage servicing rights - March 31	$471	$455
Gains (losses) included in earnings	(31)	48
Additions from loan sales	31	-
Mortgage servicing rights - June 30	$471	$503

	Six months ended June 30,
	2014	2013
Mortgage servicing rights - December 31	$509	$467
Gains (losses) included in earnings	(69)	28
Additions from loan sales	31	8
Mortgage servicing rights - March 31	$471	$503

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	6/30/2014	6/30/2013
Servicing fees	0.25%	0.25%
Discount rate	10.03%	10.05%
Prepayment rate (CPR)	10.93%	11.12%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2014
Impaired loans	$-	-	16,720	$16,720

December 31, 2013
Impaired loans	$-	-	17,378	$17,378

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $17.3 million, with a valuation allowance of $0.6 million, at June 30, 2014, compared to a gross value for impaired loans of $18.9 million, with a valuation allowance of $1.5 million, at December 31, 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2014 and December 31, 2013, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$20,429	$20,429	$41,954	$41,954
Level 2:
Available for sale securities	102,515	102,515	99,665	99,665
FHLB and FRB stock	2,842	2,842	2,831	2,831
Level 3:
Held to maturity securities	1,933	1,910	2,384	2,319
Loans and leases, net	651,877	652,757	635,493	640,770
Mortgage servicing rights	471	471	509	509

Financial liabilities:
Level 1:
Demand deposits	$148,559	$148,559	$139,973	$139,973
NOW deposits	73,645	73,645	65,927	65,927
Regular savings deposits	376,759	376,759	390,575	390,575
Junior subordinated debentures	11,330	11,330	11,330	11,330
Commitments to extend credit	198	198	401	401
Securities sold under agreement to
repurchase	13,120	13,120	13,351	13,351
Level 2:
Other borrowed funds	6,000	6,046	9,000	9,171
Level 3:
Time deposits	108,207	108,995	110,137	112,270

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

Commitments to extend credit and standby letters of credit.  As described in Note 8 - “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at June 30, 2014 and December 31, 2013.  Such financial instruments consist of commitments to extend permanent financing and letters of credit.  If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company.  If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee.  The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities.  The carrying value approximates the fair value.

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

4. LOANS, LEASES, AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

Loan and Lease Portfolio Composition

The following table presents selected information on the composition of the Company’s loan and lease portfolio as of the dates indicated:

	June 30, 2014	December 31, 2013
Mortgage loans on real estate:	(in thousands)
Residential Mortgages	$97,164	$94,027
Commercial and multi-family	360,102	361,247
Construction-Residential	1,530	1,509
Construction-Commercial	31,197	23,902
Home equities	57,481	57,228
Total real estate loans	547,474	537,913

Commercial and industrial loans	111,483	106,952
Consumer loans	1,470	938
Other	2,301	323
Net deferred loan origination costs	671	870
Total gross loans	663,399	646,996

Allowance for loan losses	(11,522)	(11,503)

Loans, net	$651,877	$635,493

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages.  In the three month period ended June 30, 2014, the Bank sold mortgages to FNMA totaling $3.4 million, as compared with no mortgages sold to FNMA in the three month period ended June 30, 2013.  During the six month periods ended June 30, 2014 and 2013, the Bank sold $3.4 million and $0.8 million in mortgages, respectively, to FNMA.  At June 30, 2014, the Bank had a loan servicing portfolio principal balance of $63.8 million upon which it earns servicing fees, as compared with $63.5 million at December 31, 2013.  The value of the mortgage servicing rights for that portfolio was $0.5 million at June 30, 2014 and December 31, 2013.  At June 30, 2014, there were $0.2 million in residential mortgage loans held-for-sale, compared with no residential mortgages held for sale at December 31, 2013.  The Company had no commercial loans held-for-sale at June 30, 2014 or December 31, 2013.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.  Disclosures related to the basis for accounting for loans and leases, the method for recognizing interest income on loans and leases, the policy for placing loans and leases on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan and lease losses, the policy for charging off loans and leases, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2013 are consistent with those utilized by the Company in the three and six months ended June 30, 2014.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans and leases for the dates specified:

June 30, 2014
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$23,319	$304,052	$327,371	$80,212
4	6,613	37,822	44,435	19,318
5	-	13,103	13,103	9,703
6	1,265	4,970	6,235	2,103
7	-	155	155	147
Total	$31,197	$360,102	$391,299	$111,483

December 31, 2013
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$19,086	$297,819	$316,905	$78,294
4	3,283	47,584	50,867	15,194
5	-	4,028	4,028	9,468
6	1,533	11,479	13,012	3,744
7	-	337	337	252
Total	$23,902	$361,247	$385,149	$106,952

Past Due Loans and Leases

The following tables provide an analysis of the age of the recorded investment in loans and leases that are past due as of the dates indicated:

June 30, 2014
(in thousands)
								Non-accruing
				Total Past	Current	Total	90+ Days	Loans and
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Leases

Commercial and
industrial	$187	$210	$609	$1,006	$110,477	$111,483	$39	$869
Residential real estate:
Residential	294	437	271	1,002	96,162	97,164	-	934
Construction	-	-	-	-	1,530	1,530	-	-

Commercial real estate:
Commercial	7,837	255	110	8,202	351,900	360,102	-	3,043
Construction	-	-	-	-	31,197	31,197	-	-
Home equities	215	63	265	543	56,938	57,481	-	517
Direct financing leases	-	-	25	25	-	-	-	25
Consumer	18	1	-	19	1,451	1,470	-	18
Other	-	-	-	-	2,301	2,301	-	-
Total Loans	$8,551	$966	$1,280	$10,797	$651,956	$662,728	$39	$5,406

NOTE: Loan and lease balances do not include $671 thousand in net deferred loan and lease origination costs as of June 30, 2014.

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

Allowance for loan and lease losses

The following tables present the activity in the allowance for loan and lease losses according to portfolio segment, for the six month periods ended June 30, 2014 and 2013:

June 30, 2014

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$4,489	$4,912	$37	$1,038	$878	$-	$149	$11,503
Charge-offs	(474)	(57)	(12)	-	(1)	-	-	(544)
Recoveries	59	39	4	2	-	131	-	235
Provision	(171)	651	17	6	(44)	(131)	-	328
Ending balance	$3,903	$5,545	$46	$1,046	$833	$-	$149	$11,522

Allowance for loan
and lease losses:
Ending balance:
Individually evaluated
for impairment	$191	$358	$18	$-	$-	$-	$-	$567
Collectively evaluated
for impairment	3,712	5,187	28	1,046	833	-	149	10,955
Total	$3,903	$5,545	$46	$1,046	$833	$-	$149	$11,522

Loans and leases:
Ending balance:
Individually evaluated
for impairment	$1,125	$13,642	$18	$1,958	$544	$-	$-	$17,287
Collectively evaluated
for impairment	110,358	377,657	3,753	96,736	56,937	-	-	645,441
Total	$111,483	$391,299	$3,771	$98,694	$57,481	$-	$-	$662,728

* Includes construction loans

** Includes other loans

NOTE: Loan and lease balances do not include $671 thousand in net deferred loan and lease origination costs as of June 30, 2014.

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

The following tables present the activity in the allowance for loan and lease losses according to portfolio segment, for the three month periods ended June 30, 2014 and 2013:

June 30, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$4,523	$5,108	$36	$1,037	$881	$-	$149	$11,734
Charge-offs	(417)	(57)	(6)	-	-	-	-	(480)
Recoveries	31	10	2	2	-	47	-	92
Provision	(234)	484	14	7	(48)	(47)	-	176
Ending balance	$3,903	$5,545	$46	$1,046	$833	$-	$149	$11,522

* Includes construction loans

** Includes other loans

June 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$3,755	$4,747	$15	$748	$740	$-	$149	$10,154
Charge-offs	-	-	(8)	-	(1)	-	-	(9)
Recoveries	26	4	3	-	1	-	-	34
Provision	(68)	159	5	(46)	30	-	-	80
Ending balance	$3,713	$4,910	$15	$702	$770	$-	$149	$10,259

* Includes construction loans

** Includes other loans

Impaired Loans and Leases

The following tables provide data, at the class level, of impaired loans and leases as of the dates indicated:

	At June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$776	$920	$-	$1,184	$81	$7

Residential real estate:
Residential	1,958	2,156	-	2,013	24	18
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	9,621	10,007	-	9,592	42	180
Construction	1,265	1,265	-	1,484	-	23

Home equities	544	583	-	514	9	2

Direct financing leases	-	-	-	-	-	-

Consumer	-	-	-	-	-	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$14,164	$14,931	$-	$14,787	$156	$230

	At June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$349	$388	$191	$519	$34	$2

Residential real estate:
Residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	2,756	2,843	358	2,789	22	43
Construction	-	-	-	-	-	-

Home equities	-	-	-	-	-	-

Direct financing leases	-	-	-	-	-	-

Consumer	18	29	18	17	4	1

Other	-	-	-	-	-	-

Total impaired loans and leases	$3,123	$3,260	$567	$3,325	$60	$46

	At June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$1,125	$1,308	$191	$1,703	$115	$9
	-	-	-	-	-	-
Residential real estate:
Residential	1,958	2,156	-	2,013	24	18
Construction	-	-	-	-	-	-
	-	-	-	-	-	-
Commercial real estate:
Commercial	12,377	12,850	358	12,381	64	223
Construction	1,265	1,265	-	1,484	-	23
	-	-	-	-	-	-
Home equities	544	583	-	514	9	2
	-	-	-	-	-	-
Direct financing leases	-	-	-	-	-	-
	-	-	-	-	-	-
Consumer	18	29	18	17	4	1
	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total impaired loans and leases	$17,287	$18,191	$567	$18,112	$216	$276

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,247	$1,352	$-	$1,405	$100	$59

Residential real estate:
Residential	1,331	1,460	-	1,388	61	9
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	9,937	10,288	-	9,832	302	109
Construction	599	599	-	707	-	26

Home equities	408	438	-	402	19	4

Direct financing leases	26	27	-	29	-	-

Consumer	-	-	-	-	-	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$13,548	$14,164	$-	$13,763	$482	$207

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$3,141	$3,191	$1,187	$3,577	$60	$108

Residential real estate:
Residential	621	624	47	622	10	27
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	584	650	70	604	6	26
Construction	934	934	146	934	-	33

Home equities	39	39	39	39	-	2

Direct financing leases	-	-	-	-	-	-

Consumer	20	29	20	11	3	2

Other	-	-	-	-	-	-

Total impaired loans and leases	$5,339	$5,467	$1,509	$5,787	$79	$198

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$4,388	$4,543	$1,187	$4,982	$160	$167
	-	-	-	-	-	-
Residential real estate:
Residential	1,952	2,084	47	2,010	71	36
Construction	-	-	-	-	-	-
	-	-	-	-	-	-
Commercial real estate:
Commercial	10,521	10,938	70	10,436	308	135
Construction	1,533	1,533	146	1,641	-	59
	-	-	-	-	-	-
Home equities	447	477	39	441	19	6
	-	-	-	-	-	-
Direct financing leases	26	27	-	29	-	-
	-	-	-	-	-	-
Consumer	20	29	20	11	3	2
	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total impaired loans and leases	$18,887	$19,631	$1,509	$19,550	$561	$405

Non-performing loans and leases

The following table sets forth information regarding non-performing loans and leases as of the dates specified:

	June 30, 2014	December 31, 2013
	(in thousands)
Non-accruing loans and leases:
Commercial and industrial loans	$869	$2,970
Residential real estate:
Residential	934	1,376
Construction	-	-
Commercial real estate:
Commercial and multi-family	3,043	8,873
Construction	-	-
Home equities	517	447
Direct financing leases	25	47
Consumer loans	18	20
Other	-	-
Total non-accruing loans and leases	$5,406	$13,733

Accruing loans 90+ days past due	39	-
Total non-performing loans and leases	$5,445	$13,733

Total non-performing loans and leases
to total assets	0.66%	1.65%
Total non-performing loans and leases
to total loans and leases	0.82%	2.12%

Troubled debt restructurings

The Company had $14.1 million in loans and leases that were restructured in a troubled debt restructuring (“TDR”) at June 30, 2014, compared with $17.1 million at December 31, 2013.  $2.2 million and $12.0 million of those balances were in non-accrual status at June 30, 2014 and December 31, 2013, respectively.  The decrease was a result of repayment performance of one large commercial real estate relationship since December 31, 2013.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans and leases where borrowers were experiencing financial difficulty.  The Company did not engage in any re-modifications during the three and six month periods ended June 30, 2014 and 2013.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of June 30, 2014, there were no commitments to lend additional funds to debtors owing on loans or leases whose terms have been modified in TDRs.

The following tables summarize the loans and leases that were classified as troubled debt restructurings as of the dates indicated:

	June 30, 2014
	($ in thousands)

	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,099	$844	$255	$190

Residential real estate:
Residential	1,665	641	1,024	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	10,297	631	9,666	33
Construction	934	-	934	-

Home equities	139	113	26	-
Direct financing leases	-	-	-	-
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$14,134	$2,229	$11,905	$223

	December 31, 2013
	($ in thousands)

	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$4,262	$2,903	$1,359	$983

Residential real estate:
Residential	1,031	454	577	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	10,211	8,563	1,648	33
Construction	1,533	-	1,533	-
				-
Home equities	56	56	-	-
Direct financing leases	26	12	14	-
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$17,119	$11,988	$5,131	$1,016

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

The following table shows the data for TDR activity by type of concession granted to the borrower for the three and six month periods ended June 30, 2014 and 2013:

	Three months ended June 30, 2014			Three months ended June 30, 2013
	($ in thousands)			($ in thousands)

Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Extension of maturity and rate reduction	-	$-	$-	5	$361	$361
Combination of concessions	-	-	-	1	250	250
Residential Real Estate & Construction:
Extension of maturity and rate reduction	-	-	-	3	555	555
Extension of maturity	2	632	632	-	-	-
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities:
Extension of maturity and rate reduction	1	20	20	-	-	-
Extension of maturity	2	65	65	-	-	-
Direct financing leases	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Other	-	-	-	-	-	-

	Six months ended June 30, 2014			Six months ended June 30, 2013
	($ in thousands)			($ in thousands)

Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Extension of maturity and rate reduction	-	$-	$-	5	$361	$361
Combination of concessions	-	-	-	3	580	580
Residential Real Estate & Construction:
Extension of maturity and rate reduction	-	-	-	4	583	583
Extension of maturity	2	632	632	-	-	-
Commercial Real Estate & Construction:
Extension of maturity	-	-	-	2	739	739
Home Equities:
Extension of maturity and rate reduction	1	20	20	-	-	-
Extension of maturity	2	65	65	-	-	-
Direct financing leases	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan or lease is determined to be uncollectible, the loan or lease will be charged off.  The following table presents loans and leases which were classified as TDRs during the previous 12 months which defaulted during the three and six month periods ended June 30, 2014 and 2013:

	Three months ended June 30, 2014		Three months ended June 30, 2013
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	1	$71	6	$211
Residential Real Estate:
Residential	-	-	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and Multi-Family	-	-	1	172
Construction	-	-	-	-
Home Equities	1	54	-	-
Direct financing leases	-	-	-	-
Consumer loans	-	-	-	-
Other	-	-	-	-

	Six months ended June 30, 2014		Six months ended June 30, 2013
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	1	$71	6	$211
Residential Real Estate:
Residential	-	-	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and Multi-Family	-	-	1	172
Construction	-	-	-	-
Home Equities	1	54	-	-
Direct financing leases	-	-	-	-
Consumer loans	-	-	-	-
Other	-	-	-	-

5. PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three and six month periods ended June 30, 2014, the Company had an average of 81,752 and 81,475 dilutive shares outstanding, respectively.  The Company had an average of 40,009 and 37,696 dilutive shares outstanding for the three and six month periods ended June 30, 2013, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share.  For the three and six month periods ended June 30, 2014, there was an average of 40,060 anti-dilutive shares outstanding that were not included in calculating diluted earnings per share because their effect was anti-dilutive.  There were 45,951 and 84,466 potentially anti-dilutive shares outstanding for the three and six month periods ended June 30, 2013, respectively.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and six month periods ended June 30, 2014 and 2013:

	Balance at March 31, 2014	Net Change	Balance at June 30, 2014
	(in thousands)
Net unrealized gain (loss) on investment securities	$552	$428	$980
Net defined benefit pension plans adjustments	(1,433)	19	(1,414)
Total	$(881)	$447	$(434)

	Balance at March 31, 2013	Net Change	Balance at June 30, 2013
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,196	$(1,405)	$791
Net defined benefit pension plans adjustments	(2,319)	38	(2,281)
Total	$(123)	$(1,367)	$(1,490)

	Balance at December 31, 2013	Net Change	Balance at June 30, 2014
	(in thousands)
Net unrealized gain (loss) on investment securities	$191	$789	$980
Net defined benefit pension plans adjustments	(1,454)	40	(1,414)
Total	$(1,263)	$829	$(434)

	Balance at December 31, 2012	Net Change	Balance at June 30, 2013
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,457	$(1,666)	$791
Net defined benefit pension plans adjustments	(2,356)	75	(2,281)
Total	$101	$(1,591)	$(1,490)

	Three months ended June 30, 2014 (in thousands)			Three months ended June 30, 2013 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on
investment securities	$699	$(271)	$428	$(2,292)	$887	$(1,405)
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-	-	-	-
Net change	699	(271)	428	(2,292)	887	(1,405)

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	7	(3)	4	18	(7)	11
Amortization of actuarial loss (a)	25	(10)	15	44	(17)	27
Net change	32	(13)	19	62	(24)	38

Other Comprehensive Income (Loss)	$731	$(284)	$447	$(2,230)	$863	$(1,367)

 (a)   Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

	Six months ended June 30, 2014 (in thousands)			Six months ended June 30, 2013 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on
investment securities	$1,287	$(498)	$789	$(2,719)	$1,053	$(1,666)
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-	-	-	-
Net change	1,287	(498)	789	(2,719)	1,053	(1,666)

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	15	(6)	9	35	(14)	21
Amortization of actuarial loss (a)	52	(21)	31	88	(34)	54
Net change	67	(27)	40	123	(48)	75

Other Comprehensive Income (Loss)	$1,354	$(525)	$829	$(2,596)	$1,005	$(1,591)

 (a)   Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$7,711	$(29)	$7,682

Provision for loan and lease losses	176	-	176

Net interest income (expense) after
provision for loan and lease losses	7,535	(29)	7,506

Non-interest income	1,469	-	1,469

Insurance service and fees	146	1,440	1,586

Amortization expense	-	40	40

Non-interest expense	7,294	998	8,292

Income before income taxes	1,856	373	2,229

Income tax provision	508	142	650

Net income	$1,348	$231	$1,579

	Three Months Ended June 30, 2013
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$7,032	$(30)	$7,002

Provision for loan and lease losses	80	-	80

Net interest income (expense) after
provision for loan and lease losses	6,952	(30)	6,922

Non-interest income	1,488	-	1,488

Insurance service and fees	141	1,585	1,726

Amortization expense	-	62	62

Non-interest expense	6,151	1,044	7,195

Income before income taxes	2,430	449	2,879

Income tax provision	784	172	956

Net income	$1,646	$277	$1,923

	Six Months Ended June 30, 2014
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$15,038	$(57)	$14,981

Provision for loan and lease losses	328	-	328

Net interest income (expense) after
provision for loan and lease losses	14,710	(57)	14,653

Non-interest income	2,731	-	2,731

Insurance service and fees	298	3,420	3,718

Amortization expense	-	81	81

Non-interest expense	13,772	2,098	15,870

Income before income taxes	3,967	1,184	5,151

Income tax provision	1,104	455	1,559

Net income	$2,863	$729	$3,592

	Six Months Ended June 30, 2013
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$13,887	$(58)	$13,829

Provision for loan and lease losses	530	-	530

Net interest income (expense) after
provision for loan and lease losses	13,357	(58)	13,299

Non-interest income	2,799	-	2,799

Insurance service and fees	233	3,493	3,726

Amortization expense	-	125	125

Non-interest expense	12,058	2,151	14,209

Income before income taxes	4,331	1,159	5,490

Income tax provision	1,314	437	1,751

Net income	$3,017	$722	$3,739

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

	June 30,	December 31,
	2014	2013
	(in thousands)

Commitments to extend credit	$256,954	$176,964

Standby letters of credit	1,568	2,664

Total	$258,522	$179,628

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank has not incurred any losses on its commitments and did not record a reserve for its commitments during the first three and six months of 2014 or during 2013.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP.  The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered material.

The Company is subject to possible litigation proceedings in the normal course of business.  As noted in the Item 1 of Part II of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, the Company was engaged by the Office of the Attorney General for the State of New York (“NYAG”) regarding a nonpublic investigation it is conducting.  The Company has accrued an estimated liability relating to the NYAG investigation totaling $1.0 million at June 30, 2014.  At this time, a range of loss could not be made, and management believes the $1.0 million accrual is the best estimate of probable loss.

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

The Bank did not contribute to the defined benefit pension plan in the first six months of 2014 but plans to contribute $110 thousand before the end of the year.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and six month periods ended June 30, 2014 and 2013:

	Three months ended June 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2014	2013	2014	2013

Service cost	$-	$-	$42	$41

Interest cost	52	48	40	31

Expected return on plan assets	(76)	(65)	-	-

Amortization of prior service cost	-	-	7	18

Amortization of the net loss	4	16	21	28

Net periodic cost (benefit)	$(20)	$(1)	$110	$118

	Six months ended June 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2014	2013	2014	2013

Service cost	$-	$-	$84	$82

Interest cost	103	96	80	62

Expected return on plan assets	(153)	(130)	-	-

Amortization of prior service cost	-	-	15	35

Amortization of the net loss	10	33	42	55

Net periodic cost (benefit)	$(40)	$(1)	$221	$234

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

ASU 2014-09, Revenue from Contracts with Customers.  The objective of this proposed ASU is to require entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This ASU will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The standard allows an entity to apply the amendments in the ASU using either the retrospective or cumulative effect transition method.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is typically performed annually as of December 31st.   No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value.  There were no triggering events in the six month period ended June 30, 2014 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Activity

Total loans and leases grew to $663.4 million at June 30, 2014, a $2.7 million, or 0.4%, increase from total loans and leases of $660.7 million at March 31, 2014, and a $16.4 million, or 2.5%, increase from total loans and leases of $647.0 million at December 31, 2013.

Loans secured by real estate were $547.5 million at June 30, 2014 and at March 31, 2014, reflecting no quarter over quarter change in the outstanding balances of loans secured by real estate, however, reflecting an increase of $9.6 million, or 1.8%, in loans secured by real estate from $537.9 million at December 31, 2013.  The Company’s commercial real estate portfolio has historically been the fastest growing part of the real estate portfolio, however, the growth in the real estate portfolio during the second quarter of 2014 was muted by large pay-offs experienced in the current quarter in the commercial and multi-family portfolio.  As of June 30, 2014, commercial construction loans of $31.2 million increased $3.4 million, or 12.4%, since March 31, 2014, and $7.3 million, or 30.5% since December 31, 2013.

The Company sold more residential mortgages originated during the second quarter of 2014 than during the first quarter of 2014.  During the second quarter of 2014, the Company sold approximately 43.5% of the residential mortgages originated during that quarter to FNMA, as compared with approximately 8.7% of the residential mortgages originated during the first quarter of 2014.  Residential mortgages increased to $97.2 million at June 30, 2014, a $0.7 million, or 0.8%, increase from $96.4 million at March 31, 2014, and a $3.1 million, or 3.3%, increase from December 31, 2013.  However, residential mortgage originations decreased to $7.8 million and $13.5 million in the three and six month periods ended June 30, 2014, respectively, compared with $9.7 million and $18.2 million in the three and six month periods ended June 30, 2013.

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages.  In the three month period ended June 30, 2014, the Bank sold mortgages to FNMA totaling $3.4 million, as compared with no mortgages sold to FNMA in the three month period ended June 30, 2013.  During the six month periods ended June 30, 2014 and 2013, the Bank sold $3.4 million and $0.8 million in mortgages, respectively, to FNMA, reflecting the Company’s strategy to sell more loans in the current rate environment.    At June 30, 2014, the Bank had a loan servicing portfolio principal balance of $63.8 million upon which it earns servicing fees, as compared with $63.5 million at December 31, 2013.  The value of the mortgage servicing rights for that portfolio was $0.5 million at June 30, 2014 and December 31, 2013.  At June 30, 2014, there were $0.2 million in residential mortgage loans held-for-sale, compared with no residential mortgages held for sale at December 31, 2013.  The Company had no commercial loans held-for-sale at June 30, 2014 or December 31, 2013.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

The Company continues to focus on diversified growth with commercial and industrial (“C&I”) lending as a way to achieve such diversification in its loan portfolio.  In the second quarter of 2014, C&I balances increased $0.5 million, or 0.5%, from $111.0 million at March 31, 2014 to $111.5 million at June 30, 2014.  C&I loans increased $4.5 million, or 4.2%, from $107.0 million at December 31, 2013, due to utilization on existing lines and growth in the C&I portfolio.

Credit Quality of Loan Portfolio

Total non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled $5.4 million, or 0.82% of total loans and leases outstanding, as of June 30, 2014, compared with $5.2 million, or 0.79% of total loans and leases outstanding, as of March 31, 2014, and $13.7 million, or 2.12% of total loans and leases outstanding at December 31, 2013.  The decrease in non-performing loans and leases from December 31, 2013 was due to a commercial real estate loan that returned to accrual status in 2014 after a period of demonstrated repayment performance.

In the second quarter of 2014, commercial credits graded as “special mention” and “substandard” decreased $0.6 million from $31.7 million at March 31, 2014 and $0.8 million from $30.3 million at December 31, 2013 to $31.1 million at June 30, 2014, as a result loan pay-offs and risk rating upgrades and downgrades during the first six months of the year.  As noted in Note 4 to these Unaudited Financial Statements, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan and lease losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss than “pass” or “watch” credits.

The allowance for loan and lease losses totaled $11.5 million, or 1.74% of total loans and leases outstanding as of June 30, 2014, compared with $11.7 million, or 1.78% of total loans and leases outstanding as of March 31, 2014 and $11.5 million, or 1.78% of total loans and leases outstanding at December 31, 2013.  The $0.2 million decrease in the allowance during the quarter was driven by a large decrease in the reserve held on a commercial loan that was paid off during the quarter.  The net charge-off (recovery) ratio in the second quarter of 2014 increased to 0.24% of average net loans and leases, compared with a ratio of (0.05)% at March 31, 2014 and (0.15)% at December 31, 2013, driven by a single commercial loan relationship charge-off of $0.4 million in the current quarter.

The second quarter coverage ratio of the allowance for loan and lease losses to non-performing loans and leases was 212%, a slight decrease from 225% at March 31, 2014 but an increased from the fourth quarter of 2013 at 84%, due to the commercial mortgage credit relationship that was returned to accrual status in 2014, as discussed above.

Investing Activities

Total securities were $104.4 million at June 30, 2014, compared with $97.0 million at March 31, 2014 and $102.0 million at December 31, 2013.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, decreased to $1.2 million at June 30, 2014 from $30.1 million at March 31, 2014 and from $27.3 million at December 31, 2013.  Interest-bearing cash decreased in the second quarter due to utilization of excess cash position to fund loans, purchase securities, and pay down borrowings.  Securities and interest-bearing deposits at correspondent banks made up 16.1% of the Bank’s total average interest earning assets in the second quarter of 2014, compared with 16.8% in the first quarter of 2014 and 18.7% in the fourth quarter of 2013.

The Company’s highest concentration in its securities portfolio was in available for sale tax-advantaged debt securities issued by state and political subdivisions with 30.6% at June 30, 2014, compared with 32.9% at March 31, 2014 and 31.2% at December 31, 2013.  The concentration in U.S. government-sponsored agency bonds was 29.7% of the total securities portfolio at June 30, 2014, compared with 28.9% and 31.3% at March 31, 2014 and December 31, 2013, respectively.  U.S. government-sponsored mortgage-backed securities comprised 37.8% of the securities portfolio at June 30, 2014, compared with 35.7% and 35.1% at March 31, 2014 and December 31, 2013, respectively.

Management believes that the credit quality of the securities portfolio as a whole is strong as the portfolio has no individual securities in a significant unrealized loss position.  Interest rates have been near historic lows and long-term rates have decreased in the first half of 2014 compared to the fourth quarter of 2013, resulting in an increase in the net unrealized gain position of the available-for-sale investment portfolio to $1.6 million at June 30, 2014 from $0.9 million at March 31, 2014 and from $0.3 million at December 31, 2013.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  Available-for-sale securities with a total fair value of $96.8 million at June 30, 2014, compared with $93.6 million at March 31, 2014 and $71.1 million at December 31, 2013, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at June 30, 2014 were $707.2 million, compared with $721.9 million and $706.6 million at March 31, 2014 and December 31, 2013, respectively,  reflecting a decrease of $14.7 million, or 2.0%, from March 31, 2014, but a slight increase of $0.6 million, or 0.1%, from December 31, 2013.  The increase in deposit balances during the first quarter of 2014 was driven by growth in municipal NOW products due to seasonality of tax collections received.  Since March 31, 2014, municipal NOW and savings deposits decreased  $17.5 million, or 29.9%, due to the seasonality of municipal deposits.

The Company’s retail deposit growth vehicle for the last three years has been its complementary Better Checking and Better Savings products, which are included in the NOW and regular savings deposit categories, respectively, on the Company’s balance sheet.  However, the growth in NOW and savings deposits slowed in 2013 as the Better Checking and Better Savings products begin to mature and the Company continued to lower rates on selected deposit products given the Company’s current excess liquidity and declining net interest margin in this extended low rate environment.  Demand deposits, totaling $148.6 million and $132.8 million at June 30, 2014 and 2013, respectively, drove much of the 2.1% year-over-year increase in total deposits mostly due to commercial demand deposit growth.

In the second quarter of 2014, time deposits decreased slightly to $108.2 million from $108.7 million and $110.1 million at March 31, 2014 and December 31, 2013, respectively.  Time deposit rates remain low, resulting in recent balance declines, as customers have preferred liquid savings deposits.

Other borrowings, which typically include the Bank’s overnight line of credit and other advances with the FHLBNY, were $6.0 million at June 30, 2014, and $9.0 million at March 31, 2014 and December 31, 2013. The Company remains in an overall liquid position, and therefore has not needed to add to its wholesale borrowings.

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

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$647,169	$7,879	4.87%	$585,431	$7,277	4.97%
Taxable securities	72,330	455	2.52%	64,025	404	2.52%
Tax-exempt securities	33,050	243	2.94%	36,002	267	2.97%
Interest bearing deposits at banks	18,625	15	0.32%	74,617	45	0.24%

Total interest-earning assets	771,174	$8,592	4.46%	760,075	$7,993	4.21%

Non interest-earning assets:

Cash and due from banks	14,192			14,027
Premises and equipment, net	11,047			11,382
Other assets	39,705			35,405

Total Assets	$836,118			$820,889

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$73,873	$82	0.44%	$69,698	$85	0.49%
Regular savings	383,875	253	0.26%	385,532	274	0.28%
Time deposits	108,699	422	1.55%	111,615	451	1.62%
Other borrowed funds	7,645	68	3.56%	10,645	93	3.49%
Junior subordinated debentures	11,330	79	2.79%	11,330	81	2.86%
Securities sold U/A to repurchase	13,435	6	0.18%	14,729	7	0.19%

Total interest-bearing liabilities	598,857	$910	0.61%	603,549	$991	0.66%

Noninterest-bearing liabilities:
Demand deposits	145,018			128,369
Other	10,101			10,991
Total liabilities	$753,976			$742,909

Stockholders' equity	82,142			77,980

Total Liabilities and Equity	$836,118			$820,889

Net interest earnings		$7,682			$7,002

Net interest margin			3.98%			3.68%

Interest rate spread			3.85%			3.55%

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$644,229	$15,389	4.78%	$580,709	$14,529	10.01%
Taxable securities	71,176	904	2.54%	64,002	821	5.13%
Tax-exempt securities	33,273	488	2.93%	35,080	536	6.11%
Interest bearing deposits at banks	22,400	31	0.28%	76,523	64	0.33%

Total interest-earning assets	771,078	$16,812	4.36%	756,314	$15,950	4.22%

Non interest-earning assets:

Cash and due from banks	14,555			14,197
Premises and equipment, net	11,128			11,302
Other assets	39,747			35,560

Total Assets	$836,508			$817,373

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$72,532	$157	0.43%	$68,767	$199	1.16%
Regular savings	386,373	518	0.27%	383,180	601	0.63%
Time deposits	109,122	837	1.53%	110,917	900	3.25%
Other borrowed funds	8,320	147	3.53%	14,298	245	6.85%
Junior subordinated debentures	11,330	159	2.81%	11,330	161	5.68%
Securities sold U/A to repurchase	14,154	13	0.18%	14,622	15	0.41%

Total interest-bearing liabilities	601,831	$1,831	0.61%	603,114	$2,121	0.70%

Noninterest-bearing liabilities:
Demand deposits	142,274			125,373
Other	11,090			11,851
Total liabilities	$755,195			$740,338

Stockholders' equity	81,313			77,035

Total Liabilities and Equity	$836,508			$817,373

Net interest earnings		$14,981			$13,829

Net interest margin			3.89%			3.66%

Interest rate spread			3.75%			3.51%

Net Income

Net income was $1.6 million in the second quarter of 2014, down from $1.9 million in the second quarter of 2013, primarily due to litigation expense of $1.0 million ($0.6 million after tax), or approximately $0.14 per share in the current quarter. Excluding the litigation expense, net income was $2.2 million, a 15.8% increase over second quarter 2013 of $1.9 million. The litigation accrual is related to New York Attorney General's allegations relating the Bank’s residential mortgage fair lending practices, as previously in the Company’s SEC filings. Although the Company has not incurred actual payments related to the investigation to date, the Company has recorded an accrual based on estimated outcomes from legal proceedings.  As a result of the litigation accrual, return on average equity was 7.52% for the second quarter of 2014 compared with 9.86% in the second quarter of 2013.

For the six months ended June 30, 2014, Evans recorded net income of $3.6 million, or $0.84 per diluted share, a 3.9% decrease from net income of $3.7 million, or $0.89 per diluted share, in the same period in 2013. The return on average equity was 8.74% for the six-month period ended June 30, 2014, compared with 9.71% for the same period in 2013, as a result of the litigation accrual recorded during the second quarter of 2014.

Other Results of Operations – Quarterly Comparison

Net interest income was $7.7 million for the second quarter, an increase of 9.7% from the prior-year period, and up 5.3% from the trailing first quarter of 2014.  Growth in loans, specifically in the commercial and residential real estate portfolios, and non-interest bearing demand deposits drove the increase over both periods.

Net interest margin increased 19 basis points to 3.98% from 3.79% in the trailing first quarter, primarily driven by an increase in the yield on interest-earning assets.  Net interest margin improved 30 basis points over the 2013 second quarter rate of 3.68%.  The increase in net interest margin from the prior-year period was due to a 5 basis point decrease in pricing on Evans’ interest bearing liabilities, combined with a 25 basis point increase in the yield on interest-earning assets due to utilization of lower interest-earning fed funds into higher yielding loans.

The provision for loan and lease losses was $0.2 million in the 2014 second quarter, up from $0.1 million in the prior-year period.  When compared with the trailing first quarter of 2014, the provision increased by only $23 thousand due to offsetting changes in specific reserves held on individually evaluated loans.

Non-interest income was $3.1 million, or 28.4% of total revenue, in the quarter, down $0.2 million, or 5.0%, from the prior-year period.  Insurance agency revenue of $1.6 million was down 8.1% from the 2013 second quarter, due mostly to decreases in profit sharing revenue.

Income tax expense for the quarter was $0.7 million, representing an effective tax rate of 29.2%, compared with an effective tax rate of 33.2% in the second quarter of 2013.  The effective tax rate decreased as a result of tax-exempt income comprising a larger percentage of total income in the second quarter of 2014, as compared with the second quarter of 2013.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $15.0 million for the first six months of 2014, up $1.2 million or 8.3% from the first six months of 2013.  The increase in net interest income from prior year-to-date net interest income is attributed to a 13.7% decrease in interest expense related to lower rates on interest-bearing deposits.

The Company’s net interest margin increased by 23 basis points to 3.75% in the first six months of 2014, compared with 3.52% in the first six months of 2013.  The Company’s average interest-earning assets increased by 2.0% when compared to prior year, and yields on those assets also increased 14 basis points when compared with the prior year period.  The year over year increase in margin was also driven by a 9 basis point decrease interest paid on interest-bearing liabilities from 0.70% in the first six months of 2013 to 0.61% in the first six months of 2014.

Provision for loan and lease losses of $0.3 million decreased $0.2 million in the first six months of 2014 when compared with the first six months of 2013.  The year-over-year decrease is attributed to a decrease in the reserve held on a commercial loan that was paid off during the quarter and an increase in leasing recoveries realized in 2014.

Non-interest income for the first six months of 2014 decreased $0.1 million or 1.2% from the prior year period to $6.4 million, representing 30.1% of total revenue for the first six months of 2014 compared with 32.1% of total revenue for the first six months of 2013.  Income on the Company’s bank owned life insurance increased 22.4% in the first six months of 2014 compared with the prior year due to purchases made in the third quarter of 2013.  Premiums on loans sold increased 62.6% year over year, as the Company has begun to sell more loans to FNMA in the current year as compared with the prior year period.  Bank charges decreased 6.4% in the first six months of 2014, compared with the prior year period.  Insurance service and fees slightly decreased 0.2% in the first six months of 2014 compared with the first six months of 2013, driven by a $0.1 million decrease in profit-sharing income when compared with the prior year period.

Total non-interest expense increased $1.6 million, or 11.3%, in the first six months of 2014 from the first six months of 2013,  mostly due to a $1.0 million litigation expense recorded in the second quarter, as discussed above.  A $0.7 million increase in salaries and employee benefits expense and a $0.1 million increase advertising expense during the first six months of 2014 compared with the first six months of 2013 also contributed to the 11.3% increase in total non-interest expense, which was partially offset by a $0.1 decrease in occupancy expense and a $0.1 million decrease in technology and communication expense from the prior six-month period.  The increase in salaries and employee benefits reflects merit increases for employees and increased costs in employee health insurance premiums and retirement benefits.  The year over year decrease in occupancy expense was driven by a $0.1 million software impairment loss realized in 2013.

As a result, the Company’s efficiency ratio for the first six months of 2014 increased to 74.06% compared with 69.81% during the prior-year period.    The unfavorable increase in the efficiency ratio was mostly due to the $1.0 million litigation expense incurred in 2014, which had the impact of increasing the efficiency ratio for the first six months of 2014 by 4.67%.

Income tax expense for the first six months ended June 30, 2014, was $1.6 million, representing an effective tax rate of 30.3%, compared with an effective tax rate of 31.9% in the prior year period.  The effective tax rate decreased as a result of tax-exempt income comprising a larger percentage of total income in the first six months of 2014, as compared with the first six months of 2013.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 10.04% and 10.36% at June 30, 2014 and December 31, 2013, respectively.  Book value per share of the Company’s common stock was $19.84 at June 30, 2014, compared with $19.18 at December 31, 2013.  Tangible book value per share (a non-GAAP measure) at June 30, 2014 was $17.90, compared with $17.26 at December 31, 2013.  The increase in both book value and tangible book value per share is a result of the Company’s repurchase of shares in the first quarter.

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

A reconciliation of this non-GAAP financial measure, tangible book value per share, to the most directly comparable GAAP financial measure, book value, is set forth in the following table:

($ in thousands, except per share data)	June 30, 2014	December 31, 2013

Stockholders' equity ("book value")	$82,949	$80,712

Goodwill (related to insurance agency reporting unit)	(8,101)	(8,101)
Intangible assets (related to insurance agency reporting unit)	(27)	(108)

Tangible book value	$74,821	$72,503

Number of common shares outstanding	4,179,758	4,201,362

Tangible book value per share	$17.90	$17.26

On February 18, 2014, the Company declared a cash dividend of $0.31 per share on the Company’s outstanding common stock. The dividend was paid on April 8, 2014 to shareholders of record as of March 18, 2014.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates.  Advances of up to $178.8 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At June 30, 2014, approximately 7.1% of the Bank’s securities had contractual maturity dates of one year or less and approximately 30.9% had maturity dates of five years or less.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. At June 30, 2014, in the Company’s internal stress test, the Company had net short-term liquidity of $64.6 million as compared with $121.8 million at December 31, 2013, due to the usage of cash for loan growth.  Available assets of $125.7 million, divided by public and purchased funds of $125.4 million, resulted in a long-term liquidity ratio of 100% at June 30, 2014, compared with 119% at December 31, 2013.

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
	(in thousands)

	June 30, 2014	December 31, 2013
Changes in interest rates

+200 basis points	$310	$789
+100 basis points	973	1,263

-100 basis points	NM	NM
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of June 30, 2014 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The nature of the Company’s business generates a certain amount of litigation involving matters arising in the ordinary course of business.

Additionally, as previously reported, in January 2014, the Office of the Attorney General for the State of New York (the “NYAG”) formally confirmed to the Company that it had conducted a nonpublic investigation of certain residential mortgage lending practices, and was considering bringing an enforcement action against the Company and the Bank.  The NYAG has sought our consent to the imposition of certain demands, including payment of a civil penalty and adoption of various measures affecting our prospective operations.

The Company and the Bank believe that they have meritorious defenses to the NYAG’s claims, deny any wrongdoing, and intend to defend against any allegations.  However, the outcome of any formal action brought by the NYAG may not be assured.  If a formal action brought by the NYAG is decided unfavorably to the Company and the Bank, we could be required to pay a civil penalty and make other expenditures.  Despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our financial statements could nonetheless be materially affected by an adverse judgment.

Under applicable accounting guidance, we accrue for litigation and claims where the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated.  Accordingly, based on the advice of counsel and a management review of the existing facts and circumstances, we recorded a reserve relating to the NYAG investigation totaling $1 million at June 30, 2014.  Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict.  Because of such uncertainties, accruals are based only on the best information available at the time.  As additional information becomes available, we will reassess the potential liability related to this investigation and may revise this estimate.

In the opinion of management, there are no other proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely, would have a material effect on the Company’s results of operations or financial condition.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2013, the Company announced it had been authorized by its Board of Directors to purchase up to 100,000 shares of the Company’s outstanding common stock.  The Company did not purchase any shares under this program during the second quarter of 2014.  However, in the second quarter of 2014, the Company purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 2014:
April 1, 2014 - April 30, 2014	1,048	$22.86	-	27,168
May 2014:
May 1, 2014 - May 31, 2014	-	$-	-	27,168
June 2014:
June 1, 2014 - June 30, 2014	-	$-	-	27,168

Total:	1,048	$22.86	-	27,168

 (1) The total shares purchased in the period consist of shares constructively tendered to the Company by attestation in satisfaction of the exercise price due upon exercise of options issued pursuant to the Company’s 2009 Long-Term Incentive Plan.  The “average price paid per share” reported in the table above, with respect to such shares, reflects the fair market value of the Company’s common stock on the exercise date, which was the closing sales price of the Company’s common stock as reported on the NYSE MKT on that date.

(2) On March 25, 2013, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock.  The repurchase program has no fixed expiration date but may be suspended or discontinued at any time.  The Company did not make any repurchases during the quarter ended June 30, 2014.  The maximum number of shares that may yet be purchased under the program is 27,168 shares.

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

August 4, 2014

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

August 4, 2014

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – June 30, 2014 and December 31, 2013; (ii) Unaudited Consolidated Statements of Income – Three months ended June 30, 2014 and 2013; (iii)  Unaudited Consolidated Statements of Income – Six months ended June 30, 2014 and 2013; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended June 30, 2014 and 2013; (v) Unaudited Statements of Consolidated Comprehensive Income – Six months ended June 30, 2014 and 2013; (vi) Unaudited Consolidated Statements of Stockholder’s Equity – Six months ended June 30, 2014 and 2013; (vii) Unaudited Consolidated Statements of Cash Flows – Six months ended June 30, 2014 and 2013; and (viii) Notes to Unaudited Consolidated Financial Statements.