Form 10-Q
period 2014-09-30
EVANS BANCORP INC
filed 2014-10-31
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    September 30, 2014

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.50 par value 4,189,765 shares as of October 31, 2014

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$11,645	$14,698
Interest-bearing deposits at banks	573	27,256
Securities:
Available for sale, at fair value (amortized cost: $98,289 at September 30, 2014;	99,608	99,665
$99,353 at December 31, 2013)
Held to maturity, at amortized cost (fair value: $1,728 at September 30, 2014;	1,760	2,384
$2,319 at December 31, 2013)
Federal Home Loan Bank common stock, at amortized cost	1,369	1,364
Federal Reserve Bank common stock, at amortized cost	1,486	1,467

Loans and leases, net of allowance for loan and lease losses of $11,955 at September 30, 2014
and $11,503 at December 31, 2013	673,385	635,493
Properties and equipment, net of accumulated depreciation of $15,030 at September 30, 2014
and $14,226 at December 31, 2013	10,792	11,163
Goodwill	8,101	8,101
Intangible assets	-	108
Bank-owned life insurance	20,274	19,840
Other assets	12,359	11,959

TOTAL ASSETS	$841,352	$833,498

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$153,065	$139,973
NOW	72,344	65,927
Regular savings	367,277	390,575
Time	117,110	110,137

Total deposits	709,796	706,612

Securities sold under agreement to repurchase	11,496	13,351
Other short term borrowings	12,150	9,000
Other liabilities	12,606	12,493
Junior subordinated debentures	11,330	11,330

Total liabilities	757,378	752,786

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized;
4,236,162 and 4,208,459 shares issued at September 30, 2014 and December 31, 2013, respectively, and 4,190,195 and 4,201,362 outstanding at September 30, 2014
and December 31, 2013, respectively	2,120	2,106
Capital surplus	42,912	42,619
Treasury stock, at cost, 45,967 shares and 4,906 at September 30, 2014 and
December 31, 2013, respectively	(992)	(120)
Retained earnings	40,521	37,370
Accumulated other comprehensive (loss) gain, net of tax	(587)	(1,263)
Total stockholders' equity	83,974	80,712

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$841,352	$833,498

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(in thousands, except share and per share amounts)
	Three Months Ended September 30,
	2014	2013
INTEREST INCOME
Loans and leases	$7,865	$7,445
Interest bearing deposits at banks	1	39
Securities:
Taxable	469	402
Non-taxable	241	263
Total interest income	8,576	8,149
INTEREST EXPENSE
Deposits	752	806
Other borrowings	64	87
Junior subordinated debentures	82	82
Total interest expense	898	975
NET INTEREST INCOME	7,678	7,174
PROVISION FOR LOAN AND LEASE LOSSES	327	774
NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	7,351	6,400
NON-INTEREST INCOME
Bank charges	482	540
Insurance service and fees	1,888	1,906
Data center income	85	118
Gain on loans sold	87	-
Bank-owned life insurance	137	108
Loss on tax credit investment	-	(1,555)
Other	831	1,501
Total non-interest income	3,510	2,618
NON-INTEREST EXPENSE
Salaries and employee benefits	4,792	4,637
Occupancy	720	695
Repairs and maintenance	190	169
Advertising and public relations	146	158
Professional services	438	480
Technology and communications	247	299
Amortization of intangibles	27	55
FDIC insurance	137	147
Other	788	708
Total non-interest expense	7,485	7,348
INCOME BEFORE INCOME TAXES	3,376	1,670
INCOME TAX PROVISION (BENEFIT)	1,086	(780)
NET INCOME	$2,290	$2,450

Net income per common share-basic	$0.55	$0.59
Net income per common share-diluted	$0.54	$0.58
Cash dividends per common share	$0.34	$0.26
Weighted average number of common shares outstanding	4,184,491	4,181,041
Weighted average number of diluted shares outstanding	4,260,759	4,232,961

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(in thousands, except share and per share amounts)
	For the nine months ended, September 30,
	2014	2013
INTEREST INCOME
Loans and leases	$23,253	$21,974
Interest bearing deposits at banks	32	103
Securities:
Taxable	1,374	1,223
Non-taxable	729	799
Total interest income	25,388	24,099
INTEREST EXPENSE
Deposits	2,264	2,506
Other borrowings	225	347
Junior subordinated debentures	241	243
Total interest expense	2,730	3,096
NET INTEREST INCOME	22,658	21,003
PROVISION FOR LOAN AND LEASE LOSSES	655	1,304
NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	22,003	19,699
NON-INTEREST INCOME
Bank charges	1,406	1,528
Insurance service and fees	5,606	5,632
Data center income	292	342
Gain on loans sold	127	25
Bank-owned life insurance	434	350
Loss on tax credit investment	-	(1,555)
Other	2,094	2,821
Total non-interest income	9,959	9,143
NON-INTEREST EXPENSE
Salaries and employee benefits	14,052	13,151
Litigation expense	1,000	-
Occupancy	2,148	2,249
Repairs and maintenance	547	534
Advertising and public relations	648	518
Professional services	1,374	1,414
Technology and communications	826	930
Amortization of intangibles	108	180
FDIC insurance	410	450
Other	2,322	2,256
Total non-interest expense	23,435	21,682
INCOME BEFORE INCOME TAXES	8,527	7,160
INCOME TAX PROVISION	2,646	971
NET INCOME	$5,881	$6,189

Net income per common share-basic	$1.41	$1.48
Net income per common share-diluted	$1.38	$1.47
Cash dividends per common share	$0.65	$0.26
Weighted average number of common shares outstanding	4,183,777	4,178,241
Weighted average number of diluted shares outstanding	4,266,341	4,220,405

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(in thousands, except share and per share amounts)
	Three Months Ended September 30,
	2014		2013

NET INCOME		$2,290		$2,450

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities	(171)		(142)
Less: Reclassification of gain on sale of securities	-		-
		(171)		(142)

Defined benefit pension plans:
Amortization of prior service cost	4		10
Amortization of actuarial loss	14		28
Total		18		38

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX		(153)		(104)

COMPREHENSIVE INCOME		$2,137		$2,346

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(in thousands, except share and per share amounts)
	Nine Months Ended September 30,
	2014		2013

NET INCOME		$5,881		$6,189

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities	618		(1,808)
Less: Reclassification of gain on sale of securities	-		-
		618		(1,808)

Defined benefit pension plans:
Amortization of prior service cost	12		32
Amortization of actuarial loss	46		81
Total		58		113

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX		676		(1,695)

COMPREHENSIVE INCOME		$6,557		$4,494

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2012	$2,087	$42,029	$30,611	$101	$-	$74,828
Net Income			6,189			6,189
Other comprehensive (loss)				(1,695)		(1,695)
Cash dividends ($0.26 per common share)			(1,092)			(1,092)
Stock options and restricted stock expense		266				266
Excess tax expense from stock-based compensation		(9)				(9)
Issued 17,567 restricted shares, net of forfeitures	9	(19)				(10)
Issued 4,1000 shares through
stock option exercise	2	61				63
Issued 7,067 shares under Employee Stock
Purchase Plan	4	91				95
Balance, September 30, 2013	$2,102	$42,419	$35,708	$(1,594)	$-	$78,635

Balance, December 31, 2013	$2,106	$42,619	$37,370	$(1,263)	$(120)	$80,712
Net Income			5,881			5,881
Other comprehensive income (loss)				676		676
Cash dividends ($0.65 per common share)			(2,730)			(2,730)
Stock options and restricted stock expense		352				352
Excess tax expense from stock-based compensation		72				72
Issued 16,694 restricted shares, net of forfeitures	11	(11)				-
Repurchased 59,800 shares					(1,436)	(1,436)
Reissued 19,351 shares in stock option exercises		(253)			449	196
Reissued 5,400 shares through Dividend
Reinvestment Program		9			115	124
Issued 7,186 shares under Employee Stock
Purchase Plan	3	124				127

Balance, September 30, 2014	$2,120	$42,912	$40,521	$(587)	$(992)	$83,974

See Notes to Unaudited Consolidated Financial Statements

ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(in thousands)
	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Interest received	$24,834	$23,849
Fees received	9,309	11,106
Interest paid	(2,738)	(3,111)
Cash paid to employees and vendors	(21,937)	(20,642)
Cash contributed to pension plan	(110)	(185)
Income taxes paid	(3,141)	(2,327)
Proceeds from sale of loans held for resale	9,978	776
Originations of loans held for resale	(10,600)	187

Net cash provided by operating activities	5,595	9,653

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(11,446)	(16,180)
Proceeds from maturities, calls, and payments	12,212	12,800
Held to maturity securities:
Purchases	(498)	(691)
Proceeds from maturities, calls, and payments	1,122	659
Cash paid for bank owned life insurance	-	(4,000)
Additions to properties and equipment	(433)	(567)
Cash investment in tax credit	(1,577)	-
Net increase in loans	(36,897)	(44,558)

Net cash used in investing activities	(37,517)	(52,537)

FINANCING ACTIVITIES:
Repayments of borrowings, net	1,295	(7,932)
Net increase in deposits	3,184	23,633
Dividends paid	(1,304)	-
Repurchase of treasury stock	(1,436)	-
Issuance of common stock	127	148
Reissuance of treasury stock	320	-

Net cash provided by financing activities	2,186	15,849

Net decrease in cash and equivalents	(29,736)	(27,035)

CASH AND CASH EQUIVALENTS:
Beginning of period	41,954	90,477

End of period	$12,218	$63,442

(continued)

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(in thousands)
	Nine Months Ended September 30,
	2014	2013
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$5,881	$6,189

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,075	1,425
Deferred tax expense	18	93
Provision for loan and lease losses	655	1,304
Gain on loans sold	(127)	(25)
Stock options and restricted stock expense	352	266
Proceeds from sale of loans held for resale	9,978	776
Originations of loans held for resale	(10,600)	187
Cash contributed to pension plan	(110)	(185)
Changes in assets and liabilities affecting cash flow:
Other assets	(748)	(2,482)
Other liabilities	(779)	2,105

NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,595	$9,653

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

2. SECURITIES

The amortized cost of securities and their approximate fair value at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$28,863	$301	$(346)	$28,818
States and political subdivisions	30,506	1,120	(33)	31,593
Total debt securities	$59,369	$1,421	$(379)	$60,411

Mortgage-backed securities:
FNMA	$15,161	$441	$(41)	$15,561
FHLMC	6,218	116	(95)	6,239
GNMA	6,575	139	(46)	6,668
CMO	10,966	19	(256)	10,729
Total mortgage-backed securities	$38,920	$715	$(438)	$39,197

Total securities designated as available for sale	$98,289	$2,136	$(817)	$99,608

Held to Maturity:
Debt securities
States and political subdivisions	$1,760	$13	$(45)	$1,728

Total securities designated as held to maturity	$1,760	$13	$(45)	$1,728

	December 31, 2013
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$32,176	$439	$(623)	$31,992
States and political subdivisions	31,266	802	(188)	31,880
Total debt securities	$63,442	$1,241	$(811)	$63,872

Mortgage-backed securities:
FNMA	$13,204	$354	$(57)	$13,501
FHLMC	7,156	109	(147)	7,118
GNMA	7,570	99	(96)	7,573
CMO	7,981	9	(389)	7,601
Total mortgage-backed securities	$35,911	$571	$(689)	$35,793

Total securities designated as available for sale	$99,353	$1,812	$(1,500)	$99,665

Held to Maturity:
Debt securities
States and political subdivisions	$2,384	$6	$(71)	$2,319

Total securities designated as held to maturity	$2,384	$6	$(71)	$2,319

Available for sale securities with a total fair value of $76.7 million and $71.1 million at September 30, 2014 and December 31, 2013, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY.  The Company had a total of $12.2 million and $9 million in borrowed funds with FHLBNY at September 30, 2014 and December 31, 2013, respectively.  The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements.  As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY.  The Bank held $1.4 million in FHLBNY stock as of September 30, 2014 and December 31, 2013 at amortized cost.  The Company regularly evaluates investments in FHLBNY for impairment, considering liquidity, operating performance, capital position, stock repurchase and dividend history.  At this time, the Company does not believe any impairment in FHLBNY stock is warranted.

The scheduled maturities of debt and mortgage-backed securities at September 30, 2014 and December 31, 2013 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	September 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$7,353	$7,446	$447	$454
Due after one year through five years	23,277	23,947	23,732	24,419
Due after five years through ten years	20,424	20,408	31,450	30,946
Due after ten years	8,315	8,610	7,813	8,053
	59,369	60,411	63,442	63,872

Mortgage-backed securities
available for sale	38,920	39,197	35,911	35,793

Total available for sale securities	$98,289	$99,608	$99,353	$99,665

Debt securities held to maturity:

Due in one year or less	$506	$511	$1,023	$1,020
Due after one year through five years	197	199	178	179
Due after five years through ten years	944	914	1,064	1,015
Due after ten years	113	104	119	105
	1,760	1,728	2,384	2,319

Total held to maturity securities	$1,760	$1,728	$2,384	$2,319

Information regarding unrealized losses within the Company’s available for sale securities at September 30, 2014 and December 31, 2013 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	September 30, 2014

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$-	$-	$7,654	$(346)	$7,654	$(346)
States and political subdivisions	66	-	1,914	(33)	1,980	(33)
Total debt securities	$66	$-	$9,568	$(379)	$9,634	$(379)

Mortgage-backed securities:
FNMA	$3,327	$(41)	$-	$-	$3,327	$(41)
FHLMC	2,373	(13)	1,536	(82)	3,909	(95)
GNMA	-	-	2,380	(46)	2,380	(46)
CMO'S	3,572	(37)	4,319	(219)	7,891	(256)
Total mortgage-backed securities	$9,272	$(91)	$8,235	$(347)	$17,507	$(438)

Held To Maturity:
Debt securities:
States and political subdivisions	$251	$(1)	$887	$(44)	$1,138	$(45)

Total temporarily impaired
securities	$9,589	$(92)	$18,690	$(770)	$28,279	$(862)

	December 31, 2013

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$10,553	$(486)	$1,863	$(137)	$12,416	$(623)
States and political subdivisions	7,953	(150)	590	(38)	8,543	(188)
Total debt securities	$18,506	$(636)	$2,453	$(175)	$20,959	$(811)

Mortgage-backed securities:
FNMA	$4,819	$(57)	$21	$-	$4,840	$(57)
FHLMC	2,677	(46)	1,700	(101)	4,377	(147)
GNMA	2,751	(96)	-	-	2,751	(96)
CMO'S	6,466	(389)	-	-	6,466	(389)
Total mortgage-backed securities	$16,713	$(588)	$1,721	$(101)	$18,434	$(689)

Held To Maturity:
Debt securities:
States and political subdivisions	$1,210	$(24)	$504	$(47)	$1,714	$(71)

Total temporarily impaired
securities	$36,429	$(1,248)	$4,678	$(323)	$41,107	$(1,571)

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase.  The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities.  Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase.  The Company did not own any out-of-state municipal bonds at September 30, 2014 or December 31, 2013.  Bonds rated below A are reviewed periodically to ensure their continued credit worthiness.  While purchase of non-rated municipal securities is permitted under the Company’s investment policy, such purchases are limited to bonds issued by municipalities in the Company’s general market area.  Those municipalities are typically customers of the Bank whose financial situation is familiar to management.  The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

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

Management has assessed the securities available for sale in an unrealized loss position at September 30, 2014 and December 31, 2013 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company had not recorded any other-than-temporary impairment (“OTTI”) charges as of September 30, 2014 and did not record any OTTI charges during 2013.  Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2014
Securities available-for-sale:
U.S. government agencies	$-	$28,818	$-	$28,818
States and political subdivisions	-	31,593	-	31,593
Mortgage-backed securities	-	39,197	-	39,197
Mortgage servicing rights	-	-	520	520

December 31, 2013
Securities available-for-sale:
U.S. government agencies	$-	$31,992	$-	$31,992
States and political subdivisions	-	31,880	-	31,880
Mortgage-backed securities	-	35,793	-	35,793
Mortgage servicing rights	-	-	509	509

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis, the Company reviews changes in the market value of its security portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis, the Company has its entire security portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company would submit an inquiry to the service provider regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than the initial evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in the first, second and third quarters of 2014 or during fiscal year 2013.

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three and nine month periods ended September 30, 2014 and 2013, respectively:

	Three months ended September 30,
(in thousands)	2014	2013
Mortgage servicing rights - June 30	$471	$503
Gains (losses) included in earnings	(12)	6
Additions from loan sales	61	-
Mortgage servicing rights -September 30	$520	$509

	Nine months ended September 30,
(in thousands)	2014	2013
Mortgage servicing rights - December 31	$509	$467
Gains (losses) included in earnings	(81)	34
Additions from loan sales	92	8
Mortgage servicing rights - September 30	$520	$509

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	9/30/2014	9/30/2013
Servicing fees	0.25%	0.25%
Discount rate	10.03%	10.04%
Prepayment rate (CPR)	10.14%	10.84%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2014
Impaired loans	$-	-	17,030	$17,030

December 31, 2013
Impaired loans	$-	-	17,378	$17,378

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $17.6 million, with a valuation allowance of $0.6 million, at September 30, 2014, compared to a gross value for impaired loans of $18.9 million, with a valuation allowance of $1.5 million, at December 31, 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 2014 and December 31, 2013, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$12,218	$12,218	$41,954	$41,954
Level 2:
Available for sale securities	99,608	99,608	99,665	99,665
FHLB and FRB stock	2,855	2,855	2,831	2,831
Level 3:
Held to maturity securities	1,760	1,728	2,384	2,319
Loans and leases, net	673,385	670,489	635,493	640,770
Mortgage servicing rights	520	520	509	509

Financial liabilities:
Level 1:
Demand deposits	$153,065	$153,065	$139,973	$139,973
NOW deposits	72,344	72,344	65,927	65,927
Regular savings deposits	367,277	367,277	390,575	390,575
Junior subordinated debentures	11,330	11,330	11,330	11,330
Commitments to extend credit	288	288	401	401
Securities sold under agreement to
repurchase	11,496	11,496	13,351	13,351
Level 2:
Other borrowed funds	12,150	12,150	9,000	9,171
Level 3:
Time deposits	117,110	117,588	110,137	112,270

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

Commitments to extend credit and standby letters of credit.  As described in Note 8 - “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at September 30, 2014 and December 31, 2013.  Such financial instruments consist of commitments to extend permanent financing and letters of credit.  If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company.  If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee.  The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities.  The carrying value approximates the fair value.

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

4. LOANS, LEASES, AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

Loan and Lease Portfolio Composition

The following table presents selected information on the composition of the Company’s loan and lease portfolio as of the dates indicated:

	September 30, 2014	December 31, 2013
Mortgage loans on real estate:	(in thousands)
Residential Mortgages	$99,632	$94,027
Commercial and multi-family	372,455	361,247
Construction-Residential	398	1,509
Construction-Commercial	33,555	23,902
Home equities	58,273	57,228
Total real estate loans	564,313	537,913

Commercial and industrial loans	117,904	106,952
Consumer loans	1,690	938
Other	823	323
Net deferred loan origination costs	610	870
Total gross loans	685,340	646,996

Allowance for loan losses	(11,955)	(11,503)

Loans, net	$673,385	$635,493

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages.  In the three month period ended September 30, 2014, the Bank sold mortgages to FNMA totaling $6.6 million, as compared with no mortgages sold to FNMA in the three month period ended September 30, 2013.  During the nine month periods ended September 30, 2014 and 2013, the Bank sold $9.9 million and $0.8 million in mortgages, respectively, to FNMA.  At September 30, 2014, the Bank had a loan servicing portfolio principal balance of $67.6 million upon which it earns servicing fees, as compared with $63.5 million at December 31, 2013.  The value of the mortgage servicing rights for that portfolio was $0.5 million at September 30, 2014 and December 31, 2013, respectively.  At September 30, 2014, there were $0.7 million in residential mortgage loans held-for-sale, compared with no residential mortgages held for sale at December 31, 2013.  The Company had no commercial loans held-for-sale at September 30, 2014 or December 31, 2013.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.  Disclosures related to the basis for accounting for loans and leases, the method for recognizing interest income on loans and leases, the policy for placing loans and leases on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan and lease losses, the policy for charging off loans and leases, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2013 are consistent with those utilized by the Company in the three and nine months ended September 30, 2014.

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

The Company’s consumer loans, including residential mortgages and home equities, and commercial leases are not individually risk rated or reviewed in the Company’s loan review process.  Consumers are not required to provide the Company with updated financial information as is a commercial customer.  Consumer loans also carry smaller balances.  Given the lack of updated information after the initial underwriting of the loan and small size of individual loans, the Company uses delinquency status as the credit quality indicator for consumer loans.

The following tables provide data, at the class level, of credit quality indicators of certain loans and leases for the dates specified:

September 30, 2014
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$19,659	$300,347	$320,006	$76,959
4	12,636	52,955	65,591	28,690
5	-	13,708	13,708	10,592
6	1,260	5,292	6,552	1,524
7	-	153	153	139
Total	$33,555	$372,455	$406,010	$117,904

December 31, 2013
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$19,086	$297,819	$316,905	$78,294
4	3,283	47,584	50,867	15,194
5	-	4,028	4,028	9,468
6	1,533	11,479	13,012	3,744
7	-	337	337	252
Total	$23,902	$361,247	$385,149	$106,952

Past Due Loans and Leases

The following tables provide an analysis of the age of the recorded investment in loans and leases that are past due as of the dates indicated:

September 30, 2014
(in thousands)
								Non-accruing
				Total Past	Current	Total	90+ Days	Loans and
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Leases

Commercial and
industrial	$337	$236	$214	$787	$117,117	$117,904	$104	$392
Residential real estate:
Residential	77	525	474	1,076	98,556	99,632	203	894
Construction	-	-	-	-	398	398	-	-

Commercial real estate:
Commercial	-	4,728	516	5,244	367,211	372,455	-	3,233
Construction	-	602	-	602	32,953	33,555	-	-
Home equities	673	46	134	853	57,420	58,273	-	525
Direct financing leases	-	-	22	22	-	-	-	22
Consumer	22	1	-	23	1,667	1,690	-	18
Other	-	-	-	-	823	823	-	-
Total Loans	$1,109	$6,138	$1,360	$8,607	$676,145	$684,730	$307	$5,084

NOTE: Loan and lease balances do not include $610 thousand in net deferred loan and lease origination costs as of September 30, 2014.

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

Allowance for loan and lease losses

The following tables present the activity in the allowance for loan and lease losses according to portfolio segment, for the nine month periods ended September 30, 2014 and 2013:

September 30, 2014

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$4,489	$4,912	$37	$1,038	$878	$-	$149	$11,503
Charge-offs	(913)	(57)	(25)	-	-	-	-	(995)
Recoveries	526	49	37	18	-	162	-	792
Provision	(129)	931	25	7	(17)	(162)	-	655
Ending balance	$3,973	$5,835	$74	$1,063	$861	$-	$149	$11,955

Allowance for loan
and lease losses:
Ending balance:
Individually evaluated
for impairment	$216	$318	$49	$3	$5	$-	$-	$591
Collectively evaluated
for impairment	3,757	5,517	25	1,060	856	-	149	11,364
Total	$3,973	$5,835	$74	$1,063	$861	$-	$149	$11,955

Loans and leases:
Ending balance:
Individually evaluated
for impairment	$613	$13,808	$49	$2,131	$1,020	$-	$-	$17,621
Collectively evaluated
for impairment	117,291	392,202	2,464	97,899	57,253	-	-	667,109
Total	$117,904	$406,010	$2,513	$100,030	$58,273	$-	$-	$684,730

* Includes construction loans

** Includes all other consumer loans

NOTE: Loan and lease balances do not include $610 thousand in net deferred loan and lease origination costs as of September 30, 2014.

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

** Includes all other consumer loans

NOTE: Loan and lease balances do not include $781 thousand in net deferred loan and lease origination costs as of September 30, 2013.

The following tables present the activity in the allowance for loan and lease losses according to portfolio segment, for the three month periods ended September 30, 2014 and 2013:

September 30, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$3,903	$5,545	$46	$1,046	$833	$-	$149	$11,522
Charge-offs	(439)	-	(13)	-	-	-	-	(452)
Recoveries	467	10	33	16	-	32	-	558
Provision	42	280	8	1	28	(32)	-	327
Ending balance	$3,973	$5,835	$74	$1,063	$861	$-	$149	$11,955

* Includes construction loans

** Includes other loans

September 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$3,713	$4,910	$15	$702	$770	$-	$149	$10,259
Charge-offs	(9)	(447)	(7)	(33)	(41)	-	-	(537)
Recoveries	44	298	5	2	-	45	-	394
Provision	447	(18)	19	273	98	(45)	-	774
Ending balance	$4,195	$4,743	$32	$944	$827	$-	$149	$10,890

* Includes construction loans

** Includes other loans

Impaired Loans and Leases

The following tables provide data, at the class level, of impaired loans and leases as of the dates indicated:

	At September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$265	$329	$-	$308	$13	$12

Residential real estate:
Residential	1,860	2,035	-	1,865	21	66
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	9,845	10,224	-	9,896	23	332
Construction	1,260	1,260	-	1,330	-	32

Home equities	955	1,001	-	927	17	13

Direct financing leases	-	-	-	-	-	-

Consumer	-	-	-	-	-	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$14,185	$14,849	$-	$14,326	$74	$455

	At September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$348	$421	$216	$591	$84	$2

Residential real estate:
Residential	271	285	3	271	15	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	2,703	2,811	318	2,746	58	50
Construction	-	-	-	-	-	-

Home equities	65	65	5	65	-	2

Direct financing leases	-	-	-	-	-	-

Consumer	49	60	49	50	4	7

Other	-	-	-	-	-	-

Total impaired loans and leases	$3,436	$3,642	$591	$3,723	$161	$61

	At September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$613	$750	$216	$899	$97	$14
	-	-	-	-	-	-
Residential real estate:
Residential	2,131	2,320	3	2,136	36	66
Construction	-	-	-	-	-	-
	-	-	-	-	-	-
Commercial real estate:
Commercial	12,548	13,035	318	12,642	81	382
Construction	1,260	1,260	-	1,330	-	32
	-	-	-	-	-	-
Home equities	1,020	1,066	5	992	17	15
	-	-	-	-	-	-
Direct financing leases	-	-	-	-	-	-
	-	-	-	-	-	-
Consumer	49	60	49	50	4	7
	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total impaired loans and leases	$17,621	$18,491	$591	$18,049	$235	$516

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,247	$1,352	$-	$1,405	$100	$59

Residential real estate:
Residential	1,331	1,460	-	1,388	61	9
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	9,937	10,288	-	9,832	302	109
Construction	599	599	-	707	-	26

Home equities	408	438	-	402	19	4

Direct financing leases	26	27	-	29	-	-

Consumer	-	-	-	-	-	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$13,548	$14,164	$-	$13,763	$482	$207

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$3,141	$3,191	$1,187	$3,577	$60	$108

Residential real estate:
Residential	621	624	47	622	10	27
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	584	650	70	604	6	26
Construction	934	934	146	934	-	33

Home equities	39	39	39	39	-	2

Direct financing leases	-	-	-	-	-	-

Consumer	20	29	20	11	3	2

Other	-	-	-	-	-	-

Total impaired loans and leases	$5,339	$5,467	$1,509	$5,787	$79	$198

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$4,388	$4,543	$1,187	$4,982	$160	$167
	-	-	-	-	-	-
Residential real estate:
Residential	1,952	2,084	47	2,010	71	36
Construction	-	-	-	-	-	-
	-	-	-	-	-	-
Commercial real estate:
Commercial	10,521	10,938	70	10,436	308	135
Construction	1,533	1,533	146	1,641	-	59
	-	-	-	-	-	-
Home equities	447	477	39	441	19	6
	-	-	-	-	-	-
Direct financing leases	26	27	-	29	-	-
	-	-	-	-	-	-
Consumer	20	29	20	11	3	2
	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total impaired loans and leases	$18,887	$19,631	$1,509	$19,550	$561	$405

Non-performing loans and leases

The following table sets forth information regarding non-performing loans and leases as of the dates specified:

	September 30, 2014	December 31, 2013
	(in thousands)
Non-accruing loans and leases:
Commercial and industrial loans	$392	$2,970
Residential real estate:
Residential	894	1,376
Construction	-	-
Commercial real estate:
Commercial and multi-family	3,233	8,873
Construction	-	-
Home equities	525	447
Direct financing leases	22	47
Consumer loans	18	20
Other	-	-
Total non-accruing loans and leases	$5,084	$13,733

Accruing loans 90+ days past due	307	-
Total non-performing loans and leases	$5,391	$13,733

Total non-performing loans and leases
to total assets	0.64%	1.65%
Total non-performing loans and leases
to total loans and leases	0.79%	2.12%

Troubled debt restructurings

The Company had $14.4 million in loans and leases that were restructured in a troubled debt restructuring (“TDR”) at September 30, 2014, compared with $17.1 million at December 31, 2013.  $1.8 million and $12.0 million of those balances were in non-accrual status at September 30, 2014 and December 31, 2013, respectively.  The decrease was a result of repayment performance of one large commercial real estate relationship since December 31, 2013.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans and leases where borrowers were experiencing financial difficulty.  The Company did not engage in any re-modifications during the three and nine month periods ended September 30, 2014 and 2013.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of September 30, 2014, there were no commitments to lend additional funds to debtors owing on loans or leases whose terms have been modified in TDRs.

The following tables summarize the loans and leases that were classified as troubled debt restructurings as of the dates indicated:

	September 30, 2014
	($ in thousands)

	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$589	$368	$221	$216

Residential real estate:
Residential	1,840	603	1,237	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	9,931	616	9,315	33
Construction	1,260	-	1,260	-

Home equities	727	233	494	4
Direct financing leases	-	-	-	-
Consumer loans	31	-	31	31
Other	-	-	-	-

Total troubled restructured loans and leases	$14,378	$1,820	$12,558	$284

	December 31, 2013
	($ in thousands)

	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$4,262	$2,903	$1,359	$983

Residential real estate:
Residential	1,031	454	577	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	10,211	8,563	1,648	33
Construction	1,533	-	1,533	-
				-
Home equities	56	56	-	-
Direct financing leases	26	12	14	-
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$17,119	$11,988	$5,131	$1,016

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

The following table shows the data for TDR activity by type of concession granted to the borrower for the three and nine month periods ended September 30, 2014 and 2013:

	Three months ended September 30, 2014			Three months ended September 30, 2013
	($ in thousands)			($ in thousands)

Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	-	$-	$-	6	$2,400	$2,400
Residential Real Estate & Construction:
Extension of maturity & rate reduction	1	210	210	-	-	-
Commercial Real Estate & Construction
Deferral of principal	-	-	-	2	6,438	7,963
Home Equities:
Extension of maturity	7	524	524	-	-	-
Extension of maturity & rate reduction	-	-	-	1	136	136
Combination of concessions	1	65	65	-	-	-
Term out line of credit	-	-	-	1	57	57
Direct financing leases	-	-	-	-	-	-
Consumer loans	1	31	31	-	-	-
Other	-	-	-	-	-	-

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	($ in thousands)			($ in thousands)

Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	-	$-	$-	6	$2,400	$2,400
Interest rate reduction	-	-	-	2	330	330
Extension of maturity & rate reduction	-	-	-	5	361	361
Combination of concessions	-	-	-	1	250	250
Residential Real Estate & Construction:
Extension of maturity & rate reduction	1	210	210	-	-	-
Extension of maturity	2	632	632	4	583	583
Commercial Real Estate & Construction:
Deferral of principal	-	-	-	2	6,438	7,963
Extension of maturity	-	-	-	2	739	739
Home Equities:
Extension of maturity	9	589	589	-	-	-
Extension of maturity & rate reduction	1	20	20	1	136	136
Combination of concessions	1	65	65	-	-	-
Term out line of credit	-	-	-	1	57	57
Direct financing leases	-	-	-	-	-	-
Consumer loans	1	31	31	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan or lease in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan or lease is determined to be uncollectible, the loan or lease will be charged off.  The following table presents loans and leases which were classified as TDRs during the previous 12 months which defaulted during the three and nine month periods ended September 30, 2014 and 2013:

	Three months ended September 30, 2014		Three months ended September 30, 2013
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	-	$-	2	$57
Residential Real Estate:
Residential	-	-	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and Multi-Family	-	-	-	-
Construction	-	-	-	-
Home Equities	-	-	-	-
Direct financing leases	-	-	-	-
Consumer loans	-	-	-	-
Other	-	-	-	-

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	1	$71	8	$239
Residential Real Estate:
Residential	-	-	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and Multi-Family	-	-	1	165
Construction	-	-	-	-
Home Equities	1	54	-	-
Direct financing leases	-	-	-	-
Consumer loans	-	-	-	-
Other	-	-	-	-

5. PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three and nine month periods ended September 30, 2014, the Company had an average of 76,268 and 82,564 dilutive shares outstanding, respectively.  The Company had an average of 51,920 and 42,164 dilutive shares outstanding for the three and nine month periods ended September 30, 2013, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share.  For the three and nine month periods ended September 30, 2014, there was an average of 9,000 anti-dilutive shares outstanding that were not included in calculating diluted earnings per share because their effect was anti-dilutive.  There was an average of 35,089 and 45,487 potentially anti-dilutive shares outstanding for the three and nine month periods ended September 30, 2013, respectively.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and nine month periods ended September 30, 2014 and 2013:

	Balance at June 30, 2014	Net Change	Balance at September 30, 2014
	(in thousands)
Net unrealized gain (loss) on investment securities	$980	$(171)	$809
Net defined benefit pension plans adjustments	(1,414)	18	(1,396)
Total	$(434)	$(153)	$(587)

	Balance at June 30, 2013	Net Change	Balance at September 30, 2013
	(in thousands)
Net unrealized gain (loss) on investment securities	$791	$(142)	$649
Net defined benefit pension plans adjustments	(2,281)	38	(2,243)
Total	$(1,490)	$(104)	$(1,594)

	Balance at December 31, 2013	Net Change	Balance at September 30, 2014
	(in thousands)
Net unrealized gain (loss) on investment securities	$191	$618	$809
Net defined benefit pension plans adjustments	(1,454)	58	(1,396)
Total	$(1,263)	$676	$(587)

	Balance at December 31, 2012	Net Change	Balance at September 30, 2013
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,457	$(1,808)	$649
Net defined benefit pension plans adjustments	(2,356)	113	(2,243)
Total	$101	$(1,695)	$(1,594)

	Three months ended September 30, 2014 (in thousands)			Three months ended September 30, 2013 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized loss on
investment securities	$(281)	$110	$(171)	$(231)	$89	$(142)
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-	-	-	-
Net change	(281)	110	(171)	(231)	89	(142)

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	7	(3)	4	17	(7)	10
Amortization of actuarial loss (a)	25	(11)	14	45	(17)	28
Net change	32	(14)	18	62	(24)	38

Other Comprehensive Income (Loss)	$(249)	$96	$(153)	$(169)	$65	$(104)

(a)   Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

	Nine months ended September 30, 2014 (in thousands)			Nine months ended September 30, 2013 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on
investment securities	$1,007	$(389)	$618	$(2,950)	$1,142	$(1,808)
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-	-	-	-
Net change	1,007	(389)	618	(2,950)	1,142	(1,808)

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	22	(10)	12	52	(20)	32
Amortization of actuarial loss (a)	77	(31)	46	133	(52)	81
Net change	99	(41)	58	185	(72)	113

Other Comprehensive Income (Loss)	$1,106	$(430)	$676	$(2,765)	$1,070	$(1,695)

(a)   Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$7,707	$(29)	$7,678

Provision for loan and lease losses	327	-	327

Net interest income (expense) after
provision for loan and lease losses	7,380	(29)	7,351

Non-interest income	1,622	-	1,622

Insurance service and fees	156	1,732	1,888

Amortization expense	-	27	27

Non-interest expense	6,363	1,095	7,458

Income before income taxes	2,795	581	3,376

Income tax provision	862	224	1,086

Net income	$1,933	$357	$2,290

	Three Months Ended September 30, 2013
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$7,203	$(29)	$7,174

Provision for loan and lease losses	774	-	774

Net interest income (expense) after
provision for loan and lease losses	6,429	(29)	6,400

Non-interest income	712	-	712

Insurance service and fees	151	1,755	1,906

Amortization expense	-	55	55

Non-interest expense	6,174	1,119	7,293

Income before income taxes	1,118	552	1,670

Income tax provision	(1,015)	235	(780)

Net income	$2,133	$317	$2,450

	Nine Months Ended September 30, 2014
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$22,744	$(86)	$22,658

Provision for loan and lease losses	655	-	655

Net interest income (expense) after
provision for loan and lease losses	22,089	(86)	22,003

Non-interest income	4,353	-	4,353

Insurance service and fees	454	5,152	5,606

Amortization expense	-	108	108

Non-interest expense	20,134	3,193	23,327

Income before income taxes	6,762	1,765	8,527

Income tax provision	1,967	679	2,646

Net income	$4,795	$1,086	$5,881

	Nine Months Ended September 30, 2013
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$21,090	$(87)	$21,003

Provision for loan and lease losses	1,304	-	1,304

Net interest income (expense) after
provision for loan and lease losses	19,786	(87)	19,699

Non-interest income	3,511	-	3,511

Insurance service and fees	384	5,248	5,632

Amortization expense	-	180	180

Non-interest expense	18,232	3,270	21,502

Income before income taxes	5,449	1,711	7,160

Income tax provision	299	672	971

Net income	$5,150	$1,039	$6,189

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

	September 30,	December 31,
	2014	2013
	(in thousands)

Commitments to extend credit	$271,545	$176,964

Standby letters of credit	1,695	2,664

Total	$273,240	$179,628

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank has not incurred any losses on its commitments and did not record a reserve for its commitments during the first three and nine months of 2014 or during 2013.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP.  The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered material.

The Company is subject to possible litigation proceedings in the normal course of business.  As noted in Item 1 of Part II of the Company’s Quarterly Report on Form 10-Q, in which these unaudited financial statements are included, on September 2, 2014 the Office of the Attorney General for the State of New York (“NYAG”) filed a formal complaint against the Company and the Bank regarding residential lending practices.  The Company had accrued an estimated liability relating to the NYAG investigation totaling $1.0 million during the current year.  At this time, a range of loss could not be determined, and management believes the $1.0 million accrual is the best estimate of probable loss.

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

The Bank contributed $110 thousand to the defined benefit pension plan in the first nine months of 2014, and does not plan to contribute any additional funds to the pension plan for the remainder of 2014.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and nine month periods ended September 30, 2014 and 2013:

	Three months ended September 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2014	2013	2014	2013

Service cost	$-	$-	$40	$42

Interest cost	52	47	37	32

Expected return on plan assets	(76)	(65)	-	-

Amortization of prior service cost	-	-	7	17

Amortization of the net loss	5	17	20	28

Net periodic cost (benefit)	$(19)	$(1)	$104	$119

	Nine months ended September 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2014	2013	2014	2013

Service cost	$-	$-	$124	$124

Interest cost	155	143	117	94

Expected return on plan assets	(229)	(195)	-	-

Amortization of prior service cost	-	-	22	52

Amortization of the net loss	15	50	62	83

Net periodic cost (benefit)	$(59)	$(2)	$325	$353

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

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is performed annually as of December 31st.   No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value.  There were no triggering events in the nine month period ended September 30, 2014 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan and Lease Activity

Total loans and leases grew to $685.3 million at September 30, 2014, a $21.9 million, or 3.3%, increase from total loans and leases of $663.4 million at June 30, 2014, and a $38.3 million, or 5.9%, increase from total loans and leases of $647.0 million at December 31, 2013.

Loans secured by real estate were $564.3 million at September 30, 2014, a $16.8 million, or 3.1%, increase from $547.5 million at June 30, 2014, and a $26.4 million, or 4.9%, increase in loans secured by real estate of $537.9 million at December 31, 2013.  The Company’s commercial real estate portfolio has historically been the fastest growing part of the real estate portfolio, and this growth continued during the most recent fiscal quarter as a result of the Company’s reputation as a business partner in growth in the WNY market area.  As of September 30, 2014, commercial construction loans of $33.6 million increased $2.4 million, or 7.7%, since June 30, 2014, and $9.7 million, or 40.6% since December 31, 2013 as a result of the Company’s investment in the WNY community’s revitalization and growth.

The Company sold more residential mortgages originated during the third quarter of 2014 than during the first and second quarters of 2014.  During the third quarter of 2014, the Company sold approximately 65.3% of the residential mortgages originated during that quarter to FNMA, as compared with approximately 43.5% of the residential mortgages originated during the second quarter of 2014.  Residential mortgages increased to $99.6 million at September 30, 2014, a $2.4 million, or 2.5%, increase from $97.2 million at June 30, 2014, and a $5.6 million, or 6.0%, increase from December 31, 2013.  However, residential mortgage originations decreased to $10.1 million and $23.6 million in the three and nine month periods ended September 30, 2014, respectively, compared with $12.8 million and $31.0 million in the three and nine month periods ended September 30, 2013 due to refinancing activity that occurred in 2013.

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages.  In the three month period ended September 30, 2014, the Bank sold mortgages to FNMA totaling $6.6 million, as compared with no mortgages sold to FNMA in the three month period ended September 30, 2013.  During the nine month periods ended September 30, 2014 and 2013, the Bank sold $9.9 million and $0.8 million in residential mortgages, respectively, to FNMA.  At September 30, 2014, the Bank had a loan servicing portfolio principal balance of $67.6 million upon which it earns servicing fees, as compared with $63.5 million at December 31, 2013.  The value of the mortgage servicing rights for that portfolio was $0.5 million at September 30, 2014 and December 31, 2013, respectively.  At September 30, 2014, there were $0.7 million in residential mortgage loans held-for-sale, compared with no residential mortgages held for sale at December 31, 2013.  The Company had no commercial loans held-for-sale at September 30, 2014 or December 31, 2013.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

The Company continues to focus on diversified growth with commercial and industrial (“C&I”) lending as a way to achieve such diversification in its loan portfolio.  In the third quarter of 2014, C&I balances increased $6.4 million, or 5.8%, from $111.5 million at June 30, 2014 to $117.9 million at September 30, 2014.  C&I loans increased $11.0 million, or 10.2%, from $107.0 million at December 31, 2013, as a result of the Company’s application of resources in C&I lending to diversify its loan portfolio.

Credit Quality of Loan Portfolio

Total non-performing loans and leases, defined as accruing loans and leases greater than 90 days past due and non-accrual loans and leases, totaled $5.4 million, or 0.79% of total loans and leases outstanding, as of September 30, 2014, compared with $5.4 million, or 0.82% of total loans and leases outstanding, as of June 30, 2014, and $13.7 million, or 2.12% of total loans and leases outstanding at December 31, 2013.  The $8.3 million decrease in non-performing loans and leases from December 31, 2013 was due to one commercial real estate loan that returned to accrual status in 2014 after a period of demonstrated repayment performance.

In the third quarter of 2014, commercial credits graded as “special mention” and “substandard” of $32.4 million increased $1.2 million and $2.1 million from $31.1 million at June 30, 2014 and $30.3 million at December 31, 2013, respectively.  The increases resulted from loans down-graded from a “pass” rating into a “criticized” rating during the year, partially offset by improvement and upgrade into the “pass” category of one commercial real estate loan relationship.  As noted in Note 4 to the Company’s Unaudited Financial Statements included in Part I of this Quarterly Report on Form 10-Q, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan and lease losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss than “pass” or “watch” credits.

The allowance for loan and lease losses totaled $12.0 million, or 1.74% of total loans and leases outstanding as of September 30, 2014, compared with $11.5 million, or 1.74% of total loans and leases outstanding as of June 30, 2014, and $11.5 million, or 1.78% of total loans and leases outstanding at December 31, 2013.  The $0.5 million increase in the allowance during the quarter was driven primarily by commercial loan growth during the quarter.  The net charge-off (recovery) ratio in the third quarter of 2014 improved to (0.06) % of average net loans and leases, compared with a ratio of 0.24% in the second quarter of 2014, due to recoveries on commercial and consumer loans during the quarter, and slightly increased from  (0.15)  % during the fourth quarter of 2013, during which the Company experienced greater leasing recoveries.

The third quarter coverage ratio of the allowance for loan and lease losses to non-performing loans and leases was 222%, an increase from 212% and 84% at June 30, 2014 and December 31, 2013, respectively, mostly due to one commercial real estate loan that was returned to accrual status in 2014, as discussed above.

Investing Activities

Total securities were $101.4 million at September 30, 2014, compared with $104.4 million at June 30, 2014 and $102.0 million at December 31, 2013.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, decreased to $0.6 million at September 30, 2014 from $1.2 million at June 30, 2014 and from $27.3 million at December 31, 2013.  Interest-bearing cash decreased in the third and second quarters of 2014 due to utilization of the Company’s excess cash position to fund loans, purchase securities, and pay down borrowings.  Securities and interest-bearing deposits at correspondent banks made up 14.0% of the Bank’s total average interest earning assets in the third quarter, compared with 16.1% in the second quarter of 2014 and 18.7% in the fourth quarter of 2013.

The Company’s highest concentration in its securities portfolio was in available for sale tax-advantaged debt securities issued by state and political subdivisions with 31.2% at September 30, 2014, compared with 30.6% at June 30, 2014 and 31.2% at December 31, 2013.  The concentration in U.S. government-sponsored agency bonds was 28.4% of the total securities portfolio at September 30, 2014, compared with 29.7% at June 30, 2014 and 31.3% at December 31, 2013.  U.S. government-sponsored mortgage-backed securities comprised 38.7% of the securities portfolio at September 30, 2014, compared with 37.8% of the securities portfolio at June 30, 2014 and 35.1% at December 31, 2013.

Management believes that the credit quality of the securities portfolio as a whole is strong as the portfolio has no individual securities in a significant unrealized loss position.  Interest rates have been near historic lows, and while long-term rates had decreased in the first half of 2014 compared to the fourth quarter of 2013, rates increased slightly in the third quarter, resulting in a decrease in the net unrealized gain position of the available-for-sale investment portfolio to $1.3 million at September 30, 2014 compared with $1.6 million at June 30, 2014,  but an increase from $0.3 million at December 31, 2013.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  Available-for-sale securities with a total fair value of $76.7 million at September 30, 2014, compared with $96.8 million at June 30, 2014 and $71.1 million at December 31, 2013, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at September 30, 2014 were $709.8 million, a $2.6 million, or 0.4%, increase when compared with $707.2 million at June 30, 2014, and a $3.2 million, 0.5%, increase from $706.6 million at December 31, 2013.  The increases in deposit balances were driven by growth in demand deposit and NOW products.

The Company’s retail deposit growth vehicle for the last three years has been its complementary Better Checking and Better Savings products, which are included in the NOW and regular savings deposit categories, respectively, on the Company’s balance sheet.  However, the growth in NOW and savings deposits slowed in 2013 as the Better Checking and Better Savings products begin to mature and the Company continued to lower rates on selected deposit products given the Company’s excess liquidity and declining net interest margin in the extended low rate environment.  Demand deposits and NOW accounts, totaling $225.4 million and $206.5 million at September 30, 2014 and 2013, respectively, drove the 1.0% year-over-year increase in total deposits.

In the third quarter of 2014, time deposits increased $8.9 million, or 8.2%, from $108.2 million at June 30, 2014, and $7.0 million, or 6.3%, from $110.1 million at December 31, 2013.  The growth in time deposits was due to an aggressive pricing campaign to attract customers and leverage cross-selling opportunities.

Other borrowings, which typically include the Bank’s overnight line of credit and other advances with the FHLBNY, were $12.2 million at September 30, 2014, $6.0 million at June 30, 2014, and $9.0 million at December 31, 2013.  In the recent fiscal quarters, the Company had been in an overall liquid position, however, in the third quarter of 2014,  the Company moved into a borrowed position due to slow deposit growth combined with commercial loan growth.

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

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$666,029	$7,865	4.72%	$604,283	$7,445	4.93%
Taxable securities	73,590	469	2.55%	61,157	402	2.63%
Tax-exempt securities	32,496	241	2.97%	35,892	263	2.93%
Interest bearing deposits at banks	2,134	1	0.19%	55,102	39	0.28%

Total interest-earning assets	774,249	$8,576	4.43%	756,434	$8,149	4.31%

Non interest-earning assets:

Cash and due from banks	13,744			14,525
Premises and equipment, net	10,873			11,236
Other assets	40,112			36,700

Total Assets	$838,978			$818,895

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$72,337	$81	0.45%	$66,926	$80	0.48%
Regular savings	370,982	249	0.27%	379,306	282	0.30%
Time deposits	108,580	422	1.55%	111,774	444	1.59%
Other borrowed funds	10,049	57	2.27%	9,012	80	3.55%
Junior subordinated debentures	11,330	82	2.89%	11,330	82	2.89%
Securities sold U/A to repurchase	14,213	7	0.20%	14,348	7	0.20%

Total interest-bearing liabilities	587,491	$898	0.61%	592,696	$975	0.66%

Noninterest-bearing liabilities:
Demand deposits	155,508			135,491
Other	11,465			12,323
Total liabilities	$754,464			$740,510

Stockholders' equity	84,514			78,385

Total Liabilities and Equity	$838,978			$818,895

Net interest earnings		$7,678			$7,174

Net interest margin			3.97%			3.79%

Interest rate spread			3.82%			3.65%

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$651,509	$23,253	4.76%	$588,640	$21,974	4.98%
Taxable securities	71,986	1,374	2.54%	63,047	1,223	2.59%
Tax-exempt securities	33,015	729	2.94%	35,351	799	3.01%
Interest bearing deposits at banks	17,409	32	0.25%	69,323	103	0.20%

Total interest-earning assets	773,919	$25,388	4.37%	756,361	$24,099	4.25%

Non interest-earning assets:

Cash and due from banks	12,519			14,308
Premises and equipment, net	11,043			11,280
Other assets	39,867			35,933

Total Assets	$837,348			$817,882

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$72,460	$239	0.44%	$68,149	$279	0.55%
Regular savings	381,238	767	0.27%	381,871	883	0.31%
Time deposits	108,943	1,258	1.54%	111,205	1,344	1.61%
Other borrowed funds	8,898	205	3.07%	12,517	325	3.46%
Junior subordinated debentures	11,330	241	2.84%	11,330	243	2.86%
Securities sold U/A to repurchase	14,183	20	0.19%	14,484	22	0.20%

Total interest-bearing liabilities	597,052	$2,730	0.61%	599,556	$3,096	0.69%

Noninterest-bearing liabilities:
Demand deposits	146,704			128,782
Other	11,223			12,057
Total liabilities	$754,979			$740,395

Stockholders' equity	82,369			77,487

Total Liabilities and Equity	$837,348			$817,882

Net interest earnings		$22,658			$21,003

Net interest margin			3.90%			3.70%

Interest rate spread			3.76%			3.56%

Net Income

Net income was $2.3 million in the third quarter of 2014, down from $2.4 million in the third quarter of 2013.  Return on average equity was 10.84% for the third quarter of 2014 compared with 12.50% in the third quarter of 2013.

For the nine months ended September 30, 2014, Evans recorded net income of $5.9 million, or $1.38 per diluted share, a 4.8% decrease from net income of $6.2 million, or $1.47 per diluted share, in the same period in 2013. The return on average equity was 9.51% for the nine-month period ended September 30, 2014, compared with 10.65% for the same period in 2013, as a result of the litigation accrual recorded during the second quarter of 2014.

Other Results of Operations – Quarterly Comparison

Net interest income was $7.7 million for the third quarter, an increase of 7.0% from the prior-year period, and flat with the trailing second quarter of 2014.  Growth in loans and non-interest bearing demand deposits drove the increase over the 2013 period.

Net interest margin increased 18 basis points to 3.97% from the 2013 third quarter rate of 3.79% due to a 5 basis point decrease in pricing on Evans’ interest bearing liabilities, combined with a 12 basis point increase in the yield on interest-earning assets as lower interest-earning Federal funds were invested into higher yielding loans. Net interest margin was flat compared to the trailing second quarter of 2014.

The provision for loan and lease losses was $0.3 million in the 2014 third quarter, down from $0.8 million in the prior-year period which included a $0.6 million loan loss provision related to the termination of an FDIC loss share agreement.  When compared with the trailing second quarter of 2014, the provision increased by $150 thousand due to growth in the commercial loan portfolio.

Non-interest income was $3.5 million, or 31.4% of total revenue, in the quarter, up $0.9 million, or 34.0%, from the prior-year period.  The increase was driven primarily by two unusual items that were recorded in the 2013 third quarter including a $1.6 million loss on a historic tax credit investment in a community project and an off-setting $0.7 million gain realized from terminating an FDIC loss sharing agreement.  Insurance agency revenue of $1.9 million was down 0.9% from the 2013 third quarter, due mostly to decreases in profit sharing revenue.  Compared with the trailing second quarter of 2014, total non-interest income increased by 14.9%, mostly due to an increase of $0.3 million, or 19.1%, in seasonal insurance agency revenue.

Total non-interest expense was $7.5 million, an increase of 1.9% from the prior-year period.  Personnel expenses, the largest expense item for the Company, were up $0.2 million, or 3.4%, from the last year’s third quarter, and reflect annual merit increases and personnel hires to support the Company’s growth strategy. Disciplined expense management resulted in an aggregated decrease in all other expense categories of $19 thousand compared with the 2013 third quarter.

Income tax expense for the quarter was $1.1 million, representing an effective tax rate of 32.2%, compared with an income tax benefit of $0.8 million in the third quarter of 2013, which reflected a $1.8 million tax credit benefit related to a historic tax credit investment in a community project.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $22.7 million for the first nine months of 2014, up $1.7 million or 7.9% from the first nine months of 2013.  The increase in net interest income from prior year-to-date net interest income is attributed to a 5.3% increase in total interest income due to loan growth and an 11.8% decrease in interest expense related to lower rates on interest-bearing deposits.

The Company’s net interest margin increased by 20 basis points to 3.90% in the first nine months of 2014, compared with 3.70% in the first nine months of 2013.  The Company’s average interest-earning assets increased by 2.3% when compared to the prior year period, and yields on those assets also increased 12 basis points when compared with the prior year period.  The year over year increase in margin was also driven by utilization of cash into interest-earning assets, and an 8 basis point decrease in interest paid on interest-bearing liabilities from 0.69% in the first nine months of 2013 to 0.61% in the first nine months of 2014.

Provision for loan and lease losses of $0.7 million in the first nine months of 2014 decreased $0.6 million when compared with the first nine months of 2013 due to provision recognized in the prior year as a result of the termination of the FDIC loss-sharing agreement.

Non-interest income for the first nine months of 2014 increased $0.8 million or 8.9% from the prior year period to $10.0 million.  Excluding the loss on tax credit investment of $1.6 million and gain on termination of loss-sharing agreement of $0.7 million that occurred in the prior year period, non-interest income for the first nine months of 2014 would be marginally down from the first nine months of 2013.  Non-interest income represented 30.5%  of total revenue for the first nine months of 2014 compared with 30.3%  of total revenue for the first nine months of 2013.  Income from premiums earned on residential mortgages sold and the Company’s bank owned life insurance increased $0.2 million, or 49.6%, in the first nine months of 2014 compared with the prior year due to an increase in the number of originated residential mortgages sold to FNMA and an increase in rates on the Company’s bank owned life insurance since the prior year period.  Data center income decreased 14.6% and bank charges decreased 8.0% in the first nine months of 2014, compared with the prior year period.  Insurance service and fees decreased slightly, by 0.5%, in the first nine months of 2014 compared with the first nine months of 2013, driven by a decline in profit-sharing income.

Total non-interest expense increased $1.8 million, or 8.1%, in the first nine months of 2014 from the first nine months of 2013, mostly due to a $1.0 million litigation expense recorded in the second quarter of 2014 and an increase in salaries and employee benefits expense of $0.9 million.  The increase in salaries and employee benefits reflects merit increases for employees and personnel additions.  An increase of $0.1 million in advertising expense was realized during the first nine months of 2014 compared with the first nine months of 2013.   Occupancy, technology and communication, and amortization expenses collectively decreased $0.3 million in the first nine months of 2014 compared with the first nine months of 2013.  The decreases in these expenses were largely driven by the Company’s disciplined expense management focus and full amortization of the Company’s intangible assets.

As a result of the increases in expenses discussed above, the Company’s efficiency ratio for the first nine months of 2014 increased to 71.52% compared with 69.39% during the prior-year period.  The unfavorable increase in the efficiency ratio was mostly due to the $1.0 million litigation expense incurred in the second quarter of 2014, which had the impact of increasing the efficiency ratio for the first nine months of 2014 by 3.07%.

Income tax expense for the first nine months ended September 30, 2014 was $2.6 million, representing an effective tax rate of 31.0%, compared with an effective tax rate of 13.6% in the prior year period, which reflected a tax benefit from a historic tax credit.  Excluding the impact of the historic tax credit and the related write-off of the tax credit investment recognized in non-interest income, the effective tax rate for the first nine months of 2013 was 31.9%.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 10.01% and 10.36% at September 30, 2014 and December 31, 2013, respectively.  Book value per share of the Company’s common stock was $20.04 at September 30, 2014, compared with $19.18 at December 31, 2013.  Tangible book value per share (a non-GAAP measure) at September 30, 2014 was $18.11, compared with $17.26 at December 31, 2013.  The increase in both book value and tangible book value per share is a result of the Company’s repurchase of shares in the first quarter of 2014.

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

A reconciliation of this non-GAAP financial measure, tangible book value per share, to the most directly comparable GAAP financial measure, book value, is set forth in the following table:

($ in thousands, except per share data)	September 30, 2014	December 31, 2013

Stockholders' equity ("book value")	$83,974	$80,712

Goodwill (related to insurance agency reporting unit)	(8,101)	(8,101)
Intangible assets (related to insurance agency reporting unit)	-	(108)

Tangible book value (non-GAAP)	$75,873	$72,503

Number of common shares outstanding	4,190,195	4,201,362

Tangible book value per share	$18.11	$17.26

On August 20, 2014, the Company declared a cash dividend of $0.34 per share on the Company’s outstanding common stock. The dividend was paid on October 7, 2014 to shareholders of record as of September 16, 2014.  The Company declared and paid dividends in total of $0.65 per share in the first nine months of 2014, as compared with $0.26 per share in the first nine months of 2013, due to an accelerated dividend paid in December 2012 as stated in Part II Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2013.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates.  Advances of up to $177.0 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At September 30, 2014, approximately 7.9% of the Bank’s securities had contractual maturity dates of one year or less and approximately 31.7% had maturity dates of five years or less.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. At September 30, 2014, in the Company’s internal stress test, the Company had net short-term liquidity of $73.2 million as compared with $121.8 million at December 31, 2013, due to the usage of cash for loan growth.  Available assets of $105.4 million, divided by public and purchased funds of $129.9 million, resulted in a long-term liquidity ratio of 81% at September 30, 2014, compared with 119% at December 31, 2013.

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
	(in thousands)

	September 30, 2014	December 31, 2013
Changes in interest rates

+200 basis points	$673	$789
+100 basis points	1,230	1,263

-100 basis points	NM	NM
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of September 30, 2014 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The nature of the Company’s business generates a certain amount of litigation involving matters arising in the ordinary course of business.

Additionally, as previously reported, on September 2, 2014, the Office of the Attorney General for the State of New York (the “NYAG”) filed a formal complaint in the U.S. District Court for the Western District of New York against the Company and the Bank regarding residential lending practices.  The complaint seeks unspecified monetary damages and injunctive relief.

The Company and the Bank believe that they have meritorious defenses to the NYAG’s claims, deny any wrongdoing, and will defend against the NYAG’s allegations.  However, the outcome of this action may not be assured.  If this action is decided unfavorably to the Company and the Bank, we could be required to pay a civil penalty and make other expenditures.  Despite management’s views of the merits of this litigation, or the reasonableness of our estimates and reserves, our financial statements could nonetheless be materially affected by an adverse judgment.

Under applicable accounting guidance, we accrue for litigation and claims where the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated.  Accordingly, based on the advice of counsel and a management review of the existing facts and circumstances, we recorded a reserve relating to the NYAG investigation totaling $1 million in the second quarter of 2014.  Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict.  Because of such uncertainties, accruals are based only on the best information available at the time.  As additional information becomes available, we will reassess the potential liability related to this investigation and may revise this estimate.

In the opinion of management, there are no other proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely, would have a material effect on the Company’s results of operations or financial condition.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2013, the Company announced it had been authorized by its Board of Directors to purchase up to 100,000 shares of the Company’s outstanding common stock.  The Company did not purchase any shares under this program during the third quarter of 2014.  However, in the third quarter of 2014, the Company purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 2014:
July 1, 2014 - July 31, 2014	9,574	$23.23	-	27,168
August 2014:
August 1, 2014 - August 31, 2014	512	$23.44	-	27,168
September 2014:
September 1, 2014 - September 30, 2014	1,508	$23.27	-	27,168

Total:	11,594	$23.24	-	27,168

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

(2) On March 25, 2013, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock.  The repurchase program has no fixed expiration date but may be suspended or discontinued at any time.  The Company did not make any repurchases during the quarter ended September 30, 2014.  The maximum number of shares that may yet be purchased under the program is 27,168 shares.

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

October 31, 2014

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

October 31, 2014

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – September 30, 2014 and December 31, 2013; (ii) Unaudited Consolidated Statements of Income – Three months ended September 30, 2014 and 2013; (iii)  Unaudited Consolidated Statements of Income – Nine months ended September 30, 2014 and 2013; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended September 30, 2014 and 2013; (v) Unaudited Statements of Consolidated Comprehensive Income – Nine months ended September 30, 2014 and 2013; (vi) Unaudited Consolidated Statements of Stockholder’s Equity – Nine months ended September 30, 2014 and 2013; (vii) Unaudited Consolidated Statements of Cash Flows – Nine months ended September 30, 2014 and 2013; and (viii) Notes to Unaudited Consolidated Financial Statements.