Form 10-K
period 2014-12-31
EVANS BANCORP INC
filed 2015-03-09
CIK 842518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2014

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

On June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $64.7 million, based upon the closing sale price of a share of the registrant’s common stock on the NYSE MKT LLC.

As of February 27, 2015,  4,212,608 shares of the registrant’s common stock were outstanding.

Exhibit Index on Page 133

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2015 Annual Meeting of Shareholders, to be held on April 30, 2015, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board (“FASB”) and the Public Company Accounting Oversight Board; changes in the financial performance and/or condition of the Company’s borrowers; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Annual Report on Form 10-K including the risk factors described in Item 1A, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”).  Many of these factors are beyond the Company’s control and are difficult to predict.

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

At December 31, 2014, the Company had consolidated total assets of $846.8 million, deposits of $707.6 million and stockholders’ equity of $85.8 million.

The Company’s primary business is the operation of its subsidiaries.  It does not engage in any other substantial business activities.  The Company has two direct wholly-owned subsidiaries: (1) Evans Bank, N.A. (the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York; and (2) Evans National Financial Services, LLC (“ENFS”), which owns 100% of the membership interests in The Evans Agency, LLC (“TEA”), which sells various premium-based insurance policies on a commission basis.  At December 31, 2014, the Bank represented 99.0% and ENFS represented 1.0% of the consolidated assets of the Company.  Further discussion of our segments is included in Note 18 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Evans Bank

The Bank is a nationally chartered bank that has its headquarters at One Grimsby Drive, Hamburg, NY, and a total of 13 full-service banking offices in Erie County and Chautauqua County, NY.

At December 31, 2014, the Bank had total assets of $837.9 million, investment securities of $100.1 million, net loans of $683.1 million, deposits of $707.6 million and stockholders’ equity of $77.3 million, compared to total assets of $824.0 million, investment securities of $104.9 million, net loans of $635.5 million, deposits of $713.8 million and stockholders’ equity of $71.7 million at December 31, 2013.  The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit, as its principal source of funding.  The Bank’s deposits are insured up to the maximum permitted by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

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

The Evans Agency, LLC

TEA, a property and casualty insurance agency, is a wholly-owned subsidiary of ENFS.  TEA is headquartered in Hamburg,  NY, with offices located throughout Western New York.  TEA is a full-service insurance agency offering personal, commercial and financial services products.  For the year ended December 31, 2014, TEA had total revenue of $6.5 million.

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

Evans National Leasing, Inc. (“ENL”).  ENL, a wholly-owned subsidiary of the Bank, provided direct financing leasing of commercial small-ticket general business equipment to companies located throughout the contiguous 48 United States.  The Company exited the leasing business in 2009 and is currently servicing the leasing portfolio through to maturity.

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

As an approximate indication of the Company’s competitive position, in Erie County, NY, where 13 of the Company’s banking offices are located, the Bank had the sixth most deposits according to the FDIC’s annual deposit market share report as of June 30, 2014 with 1.8% of the total market’s deposits of $36.3 billion.  By comparison, the market leaders, M&T Bank and First Niagara Financial Group, have 76.7% of the county’s deposits combined.  The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

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

In addition to the foregoing, federal regulators have adopted regulations and examination procedures promoting the safety and soundness of institutions by specifically addressing, among other things: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; (vi) ratio of classified assets to capital; (vii) minimum earnings; and (viii) compensation and benefits standards for management officials.  FRB regulations, for example, generally require a bank holding company to give the FRB prior notice of any redemption or repurchase of the bank holding company’s equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution.

Dividends paid by the Bank have been the Company's primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank.  Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years.  As of December 31, 2014,  approximately $16.1 million was available for the payment of dividends without prior OCC approval.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements.  As indicated below, at December 31, 2014, the Bank was in compliance with these requirements.

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

Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth, are expected to maintain a Tier 1 capital to total adjusted average assets ratio equal to at least 4%.  As reflected in the following table, the risk-based capital ratios and leverage ratios of the Company and the Bank as of December 31, 2014 and 2013 exceeded the required capital ratios for classification as “well capitalized,” the highest classification under the regulatory capital guidelines.

Capital Components and Ratios

	December 31, 2014
	(dollars in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital
(to Risk Weighted Assets)	$98,782	14.9%	$98,317	14.9%	$53,227	8.0%	$66,533	10.0%

Tier I Capital
(to Risk Weighted Assets)	$90,473	13.6%	$90,021	13.7%	$26,613	4.0%	$39,920	6.0%

Tier I Capital
(to Average Assets)	$90,473	10.8%	$90,021	10.8%	$33,726	4.0%	$42,157	5.0%

	December 31, 2013
	(dollars in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital
(to Risk Weighted Assets)	$92,789	14.9%	$86,757	13.9%	$49,864	8.0%	$62,330	10.0%

Tier I Capital
(to Risk Weighted Assets)	$85,044	13.6%	$78,932	12.7%	$24,932	4.0%	$37,398	6.0%

Tier I Capital
(to Average Assets)	$85,044	10.4%	$78,932	9.6%	$32,823	4.0%	$41,029	5.0%

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

Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered “well capitalized” if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater; and is not subject to any order or written directive to meet and maintain a specific capital level for a capital measure.  An “adequately capitalized” bank holding company or bank is defined as one that has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 risk-based capital ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of (1)).  A bank holding company or bank is considered (A) “undercapitalized” if it has: (i) a total risk-based capital ratio of less than 8%; (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of (1)); (B) “significantly undercapitalized” if it has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if it has a ratio of tangible equity to total assets equal to or less than 2%.  The FRB may reclassify a “well capitalized” bank holding company or bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency.  As of December 31, 2014, the Company and the Bank met the definition of “well capitalized” institutions.

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

I.

The creation of a new oversight regulator, the Financial Stability Oversight Council.  The council of regulators monitors the financial system for systemic risk and will determine which entities pose significant systemic risk and should be subject to greater federal regulation and oversight.

II.

The Collins Amendment, which requires the federal banking agencies to establish minimum leverage capital and risk-based capital requirements for insured depository institutions, depository institution holding companies and non-bank financial companies supervised by the FRB (also known as systemically significant financial institutions).  The Collins Amendment provides that certain hybrid financial instruments, such as trust preferred securities, issued on or after May 19, 2010, will be excluded from Tier 1 capital.  For certain large depository institution holding companies (greater than $15 billion in assets), hybrid financial instruments issued before May 19, 2010 must be phased out of Tier 1 capital over a three-year period beginning January 1, 2013.  The Company was well below this threshold at December 31, 2014.  At December 31, 2014, the Company had $11.3 million in trust preferred securities included in Tier 1 capital.

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

VIII.

In December 2013, five federal agencies (including the FRB and the OCC) adopted a final regulation implementing the “Volcker Rule” provision of the Dodd-Frank Act. The Volcker Rule generally prohibits insured banks and their affiliates from proprietary trading or from acquiring or retaining any equity, partnership or other ownership interest in, sponsoring or having certain other relationships with a hedge fund or a private equity fund, subject to certain exceptions. Although we are continuing to evaluate the impact of the Volcker Rule, we do not currently anticipate that it will have a material effect on the operations of the Company or the Bank, as we generally do not engage in the activities prohibited by the Volcker Rule.

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

The final rules also increase the required capital for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations, but retain the historical approach to capital requirements for residential mortgages under prior general risk-based capital rules.

In addition, the final rule includes certain exemptions to address concerns about the regulatory burden on community banks.  For example, as indicated above, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out (subject to a limit of 25% of Tier 1 capital).  Community banks may also elect on a one time basis in their March 31, 2015 quarterly filings to opt-out of the onerous requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of common equity Tier 1 capital and, in effect, retain the AOCI treatment under the current capital rules.  Under the final rule, the Company will make a one-time, permanent election to continue to exclude AOCI from capital.

The new minimum capital ratios became effective for us on January 1, 2015 and will be fully phased-in on January 1, 2019.  Management believes that, as of December 31, 2014, the Company and the Bank would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect on that date.

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

EMPLOYEES

As of December 31, 2014, the Company had no direct employees.  As of December 31, 2014, the following table summarizes the employment rosters of the Company’s subsidiaries using full-time equivalent employees (“FTE”):

	2014	2013	2012	2011	2010
Bank	201	196	183	186	164
ENL	-	-	2	2	4
TEA	46	41	49	50	52
FCS	4	4	4	4	4
	251	241	238	242	224

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

Economic conditions in the United States continued to improve in 2014 following the deep recession of 2007 through 2009.  Overall, during 2014, the business environment showed signs of modest improvement, which included national and state unemployment rates dropping from 6.7% and 7.1%, respectively, as of December 31, 2013 to 5.6% and 5.8%, respectively, as of December 31, 2014.  Although conditions in Western New York and the United States remain positive, a slowdown of the economic conditions in other parts of the world, particularly Europe and China, may begin to affect the United States economically.  Such conditions could materially adversely affect the credit quality of the Company’s loans and leases, and therefore, the Company’s results of operations and financial condition.

Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Credit Risks

At December 31, 2014, the Company's portfolio of commercial real estate loans totaled $404.2 million, or 58.1% of total loans and leases outstanding, and the Company's portfolio of commercial and industrial (“C&I”) loans totaled $129.5 million, or 18.6% of total loans and leases outstanding.  The Company plans to continue to emphasize the origination of commercial loans as they generally earn a higher rate of interest than other loan products offered by the Bank.  Commercial loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of commercial real estate and C&I loans often depends on the successful operations and the income stream of the borrowers.  Commercial mortgages are collateralized by real property while C&I loans are typically secured by business assets such as equipment and accounts receivable.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans.  Also, many of the Company's commercial borrowers have more than one commercial real estate or C&I loan outstanding with the Company.  Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan.  Commercial real estate loans in non-accrual status at December 31, 2014 were $3.2 million, compared with $8.9 million at December 31, 2013.  C&I loans in non-accrual status at December 31, 2014 were $5.5 million, compared with $3.0 million at December 31, 2013.  Increases in the delinquency levels of commercial real estate and C&I loans could result in an increase in non-performing loans and the provision for loan and lease losses, which could have a material adverse effect on our results of operations and financial condition.

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

In the Event the Company's Allowance for Loan and Lease Losses is Not Sufficient to Cover Actual Loan and Lease Losses, the Company's Earnings Could Decrease

The Company maintains an allowance for loan and lease losses in order to capture the probable losses inherent in its loan and lease portfolio.  There is a risk that the Company may experience significant loan and lease losses which could exceed the allowance for loan and lease losses.  In determining the amount of the Company's recorded allowance, the Company makes various assumptions and judgments about the collectability of its loan and lease portfolio, including the creditworthiness of its borrowers, the effect of changes in the local economy on the value of the real estate and other assets serving as collateral for the repayment of loans, the effects on the Company's loan and lease portfolio of current economic indicators and their probable impact on borrowers, and the Company's loan quality reviews.  The emphasis on the origination of commercial real estate and C&I loans is a significant factor in evaluating an allowance for loan and lease losses.  As the Company continues to increase the amount of these loans in the portfolio, additional or increased provisions for loan and lease losses may be necessary and would adversely affect the results of operations.  In addition, bank regulators periodically review the Company's loan and lease portfolio and credit underwriting procedures, as well as its allowance for loan and lease losses, and may require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs.  At December 31, 2014, the Company had a gross loan portfolio of approximately $695.7 million and the allowance for loan and lease losses was approximately $12.5 million, which represented 1.80% of the total amount of gross loans and leases.  If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs, the Company may have to increase its allowance for loan and lease losses or loan and lease charge-offs which could have an adverse effect on the Company's operating results and financial condition.  There can be no assurances that the Company's allowance for loan and lease losses will be adequate to protect the Company against loan and lease losses that it may incur.

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

Changes in interest rates also affect the value of the Company's interest-earning assets, and in particular, the Company's securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  At December 31, 2014, the Company's securities available for sale totaled $95.5 million.  Net unrealized gains on securities available for sale, net of tax, amounted to $0.9 million and are reported as a separate component of stockholders' equity.  Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders' equity or earnings.

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

Consistent with its statutory mandate to foster maximum employment and price stability, the Federal Open Market Committee (the “Fed”) had practiced policy accommodation by purchasing additional agency mortgage-backed securities throughout 2012 and 2013.  During 2014, the Fed discontinued its purchase of agency mortgage-backed securities (“MBS”) based on improvement in the labor market.  At its December 2014 meeting, the Fed indicated it will continue to maintain its targeted federal funds rate near zero.  The length of this accommodating policy will be dependent on the Fed’s projected long term inflation rate goal of 2%.

Easy monetary policy by the FRB may increase the interest rate risk for the Company by lowering interest rates over the near term, but also by inadvertently causing inflation to rise at a rapid pace once the economy more fully rebounds from the recession.  High inflation rates are usually accompanied by an increase in interest rates.

The Fed’s current accommodative stance has resulted in extraordinarily low interest rates during the past five years and played a part in compressing the Company’s net interest margin from 4.16% in 2010 to 3.99% in 2011, 3.84% in 2012 and 3.74% in 2013.  However, in 2014, as the Fed discontinued its MBS purchase program and as labor conditions continued to improve, the Company benefited from an increase in longer term rates as the market’s expectation of increasing rates prevailed.  The Company’s net interest margin for 2014 was 4.01%.  Compression of the Company’s net interest margin could reoccur as a result of the Fed’s accommodative monetary policy, which could have a material adverse effect on the Company’s results of operations and financial condition.

The Company May Be Adversely Affected by the Soundness of Other Financial Institutions

Financial services institutions are interrelated as a result of counterparty relationships.  The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to losses or defaults by us or by other institutions and impact our business.  Many of these transactions expose us to credit risk in the event of default of our counterparty or customer.  In addition, our credit risk may be further increased when the collateral held by us cannot be relied upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us.  Any such losses could materially and adversely affect our results of operations.

The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York (“FHLBNY”).  The Company uses FHLBNY as its primary source of borrowed overnight funds and also has several long-term advances with FHLBNY.  At December 31, 2014, the Company had a total of $13.7 million in borrowed funds with FHLBNY.  The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY.  As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY.  The Bank held FHLBNY stock with a fair value of $1.4 million as of December 31, 2014.  The Bank’s FHLBNY stock average yield in 2014 was 4.4%.

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

Expansion of the Company’s Branch Network May Adversely Affect its Financial Results

The Company cannot assure that the opening of new branches will be accretive to earnings or that it will be accretive to earnings within a reasonable period of time.  Numerous factors contribute to the performance of a new branch, such as suitable location, qualified personnel, and an effective marketing strategy.  Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate income sufficient to cover its operating expenses.  Difficulties the Company experiences in opening new branches may have a material adverse effect on the Company’s financial condition and results of operations.

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

The impending capital requirement changes from Basel III discussed in Item 1 could have a material adverse impact on the Company.  Even though the Bank exceeds current and proposed minimum regulatory capital levels, adverse changes to residential mortgage risk weights, new requirements for common equity capital, the inclusion of accumulated other comprehensive income in regulatory capital, along with the adoption of new capital conservation buffers, over time could cause the Bank to fail to meet minimum regulatory requirements.  These positions are subject to volatility due to changes in interest rates and credit spreads.  The current positive balance is a product of the continued ultra low interest rate environment, which could change in the future.  Rapid increases in interest rates and credit spreads could reverse the gain position and force the Company’s accumulated other comprehensive income to become negative and have an adverse impact on the Bank’s regulatory capital.  Although there is a phase-in period in the proposed rules, other challenges such as the ultra-low interest rate environment, fragile economic recovery, possible recession, and further constraints on profitability by regulators could impact the Bank’s ability to meet the new regulatory minimums once the phase-in periods have ended.

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

Damage to our Reputation Could Adversely Impact our Business

Our business reputation is important to our success.  Our ability to attract and retain customers, investors, employees and advisors may depend upon external perceptions of our Company.  Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior and the misconduct of employees, advisors and counterparties.  Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential customers, investors, employees and advisors.  Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.  Preserving and enhancing our reputation also depends on maintaining systems and procedures that address known risks and regulatory requirements, as well as our ability to identify and mitigate additional risks that arise due to changes in our businesses and the marketplaces in which we operate, the regulatory environment and client expectations.  If any of these developments has a material effect on our reputation, our business could suffer.

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

At December 31, 2014, the Bank conducted its business from its administrative office and 13 branch offices.  The Bank’s administrative office is located at One Grimsby Drive in Hamburg, NY.  The administrative office facility is 26,000 square feet and is owned by the Bank.  This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank.  The Bank also owns a building on Sunset Drive in Hamburg, NY that houses its Operations Center.

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

The Company owned $10.2 million in properties and equipment, net of depreciation at December 31, 2014, compared with $11.2 million at December 31, 2013.

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

Under applicable accounting guidance, we accrue for litigation and claims where the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated.  Accordingly, based on the advice of counsel and management review of the existing facts and circumstances, we recorded a reserve relating to the NYAG investigation totaling $1 million in the second quarter of 2014.  Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict.  Because of such uncertainties, accruals are based only on the best information available at the time.  As additional information becomes available, we will reassess the potential liability related to this investigation and may revise this estimate.

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

The following table shows, for the periods indicated, the high and low sales prices per share of the Company’s common stock for fiscal 2014 and 2013 as reported on the NYSE MKT.

	2014		2013
QUARTER	High	Low	High	Low
FIRST	$24.50	$21.00	$18.29	$15.50
SECOND	$23.70	$22.50	$18.15	$17.20
THIRD	$23.52	$22.92	$19.87	$17.57
FOURTH	$25.01	$22.80	$21.20	$19.75

Holders. The approximate number of holders of record of the Company’s common stock as of February 27, 2015  was 1,271.

Cash Dividends.  The Company paid the following cash dividends on shares of the Company’s common stock during fiscal 2014 and 2013:

•	A cash dividend of $0.26 per share on October 9, 2013 to holders of record on September 18, 2013.
•	A cash dividend of $0.31 per share on April 8, 2014 to holders of record on March 18, 2014.
•	A cash dividend of $0.34 per share on October 7, 2014 to holders of record on September 16, 2014.

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

PERFORMANCE GRAPH

The following Performance Graph compares the Company's cumulative total stockholder return on its common stock for a five-year period (December 31, 2009 to December 31, 2014) with the cumulative total return of the NYSE MKT Composite Index and the NASDAQ Bank Index.  The comparison for each of the periods assumes that $100 was invested on December 31, 2009 in each of the Company's common stock and the stocks included in the NYSE MKT Composite Index and NASDAQ Bank Index, and that all dividends were reinvested without commissions.  This table does not forecast future performance of the Company's stock.

Compare 5-Year Cumulative Total Return Among

Evans Bancorp, Inc.,

NYSE MKT Composite Index and NASDAQ Bank Index

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Evans Bancorp, Inc.	100.00	129.29	111.42	151.48	209.05	247.65
NYSE MKT - Composite Index	100.00	125.60	133.49	142.32	151.80	157.50
NASDAQ Bank	100.00	114.16	102.17	121.26	171.86	180.31

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.    In March 2013, the Company announced it had been authorized by its Board of Directors to purchase up to 100,000 shares of the Company’s outstanding common stock.  The Company repurchased 59,800 shares pursuant to this repurchase program during 2014.  During the fourth quarter of 2014, the Company did not purchase any shares of its common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 2014:
October 1, 2014 - October 31, 2014	-	$-	-	27,168
November 2014:
November 1, 2014 - November 30, 2014	-	$-	-	27,168
December 2014:
December 1, 2014 - December 31, 2014	-	$-	-	27,168

Total:	-	$-	-	27,168

(1)

Item 6.SELECTED FINANCIAL DATA

	As of and for the year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except for per share data)
Balance Sheet Data
Assets	$846,809	$833,498	$809,676	$740,902	$671,523
Interest-earning assets	785,302	767,629	750,287	682,140	611,141
Investment securities	100,057	104,880	95,807	103,783	89,562
Loans and leases, net	683,131	635,493	573,163	571,910	517,554
Deposits	707,635	706,612	678,992	616,203	544,457
Borrowings	38,808	33,681	42,441	42,340	52,226
Stockholders' equity	85,788	80,712	74,828	68,988	63,064

Income Statement Data
Net interest income	$31,099	$28,347	$27,780	$25,988	$24,495
Non-interest income	10,273	12,161	12,823	12,432	12,633
Non-interest expense	31,252	29,380	28,792	27,241	26,107
Net income	8,187	7,857	8,132	6,112	4,840

Per Share Data
Earnings per share - basic	$1.95	$1.88	$1.96	$1.49	$1.34
Earnings per share - diluted	1.92	1.85	1.95	1.49	1.34
Cash dividends	0.65	0.26	0.68	0.40	0.40
Book value	20.41	19.18	17.94	16.72	15.45

Performance Ratios
Return on average assets	0.98%	0.96%	1.04%	0.86%	0.75%
Return on average equity	9.84%	10.06%	11.20%	9.17%	8.35%
Net interest margin	4.01%	3.74%	3.84%	3.99%	4.16%
Efficiency ratio *	70.83%	71.98%	70.05%	69.68%	67.90%
Dividend payout ratio	33.33%	13.83%	34.69%	26.85%	29.85%

Capital Ratios
Tier 1 capital to average assets	10.84%	10.36%	9.69%	9.71%	9.93%
Equity to assets	10.13%	9.68%	9.24%	9.31%	9.39%

Asset Quality Ratios
Total non-performing assets to
total assets	1.25%	1.65%	1.02%	2.05%	2.07%
Total non-performing loans and
leases to total loans and leases	1.52%	2.12%	1.41%	2.60%	2.64%
Net charge-offs (recoveries) to
average loans and leases	0.03%	(0.04)%	0.29%	0.26%	0.10%
Allowance for loan and lease losses
to total loans and leases	1.80%	1.78%	1.67%	1.97%	1.97%

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

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This discussion is intended to compare the performance of the Company for the years ended December 31, 2014, 2013 and 2012.  The review of the information presented should be read in conjunction with Part I, Item 1: “Business” and Part II, Item 6: “Selected Financial Data” and Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Summary

In 2014, the Company experienced strong core earnings results moderated by a $1.0 million litigation expense.  The Company’s goal is to continue to grow to increase market share and achieve scale while improving profitability and returning value to shareholders.  Net income in 2014 was $8.2 million, a 4.2% increase from 2013 net income of $7.9 million, and a slight 0.7% increase from 2012 net income of $8.1 million.  The Company’s net interest income in 2014 was $31.1 million, or 9.7%, higher than 2013 of $28.3 million, and 12.0% higher than 2012 net interest income.  The strong core earnings in the recent three years demonstrate the solid growth in the Company’s commercial loan portfolio and demand deposit balances, as evidenced by a net interest margin of 4.01%, 3.74%, and 3.84% in 2014, 2013, and 2012, respectively.  As of December 31, 2014, average net loans and lease balances of $657.5 million increased $60.7 million, or 10.2%, from $596.8 million at December 31, 2013.  The Company’s record core earnings in 2014 were tempered by a $1.0 million litigation expense, due to a formal complaint filed against the Company by the Office of the Attorney General for the State of New York, further described in Item 3 of Part I of this Annual Report on Form 10-K.

The Company’s performance in 2014 was also marked by stringent cost control and strategic investments in community-based projects.  Excluding the $1.0 million ligation expense recognized in 2014, non-interest expenses increased 3.0%, as compared with a 2.0% increase in 2013.  One of the Company’s goals includes continuous improvement operational efficiency and cost control.  As a result of tax credit investments in community-based projects in 2014 and 2013, the Company realized losses of $2.6 million and $1.6 million, respectively.  The losses in both periods were offset by corresponding tax credit benefits of $3.0 million and $1.8 million in 2014 and 2013, respectively.  The Company’s income tax provision for 2014 was $1.0 million, or 59.3%, lower than income tax provision of $1.7 million in 2013, and $3.0 million, or 81.2%, lower than income tax provision of $3.7 million in 2012.

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

The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives.  While the Company intends to focus its efforts on the pursuit of these strategies, there can be no assurance that the Company will successfully implement these strategies or that the strategies will produce the desired results.  The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense.  Net interest income accounted for approximately 75% of total revenue in 2014.  To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market area.  To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, opportunistic branch expansion, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.

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

While the Company reviews and manages all customer units, it has focused increased efforts on targeted segments in its community such as (1) smaller businesses with smaller credit needs but rich in deposits and other service needs; (2) middle market commercial businesses; (3) commercial real estate lending; and (4) retail customers.  The overarching goal is to cross-sell between our insurance, financial services and banking lines of business to deepen our relationships with all of our customers.  The Company believes that these efforts resulted in growth in the commercial loan portfolio and core deposits during fiscal 2014 and 2013.

With all branches, the Company has strived to provide a personal touch to customer service and is committed to maintaining a local community based philosophy.  The Bank has emphasized hiring local branch and lending personnel with strong ties to the specific local communities it enters and serves.

The Bank serves its market through 14 banking offices in Western New York, located in Amherst, Buffalo, Clarence, Derby, Evans, Forestville, Hamburg, Lancaster, North Boston, Tonawanda, West Seneca, and Williamsville.  The Company’s principal source of funding is through deposits, which it reinvests in the community in the form of loans and investments.  Deposits are insured up to the maximum permitted by the Deposit Insurance Fund of the FDIC.  The Bank is regulated by the OCC.

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

On a quarterly basis, management of the Bank meets to review and determine the adequacy of the allowance for loan and lease losses. In making this determination, the Bank’s management analyzes the ultimate collectability of the loans in its portfolio by incorporating feedback provided by the Bank’s internal loan staff, an independent internal loan review function and information provided by examinations performed by regulatory agencies.

The analysis of the allowance for loan and lease losses is composed of two components: specific credit allocation and general portfolio allocation. The specific credit allocation includes a detailed review of each impaired loan and an allocation is made based on this analysis.  Factors may include the appraisal value of the collateral, the age of the appraisal, the type of collateral, the performance of the loan to date, the performance of the borrower’s business based on financial statements, and legal judgments involving the borrower.  The Company has an appraisal policy in which appraisals are obtained upon a loan being downgraded on the Company’s internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired loans are either graded a 6 or 7 on the internal loan rating scale, unless the loan was otherwise classified as impaired due to a troubled debt restructuring and is currently performing.  Subsequent to the downgrade, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  The general portfolio allocation consists of an assigned reserve percentage based on the historical loss experience, the loss emergence period, and other quantitative and qualitative factors of the loan category.

The general portfolio allocation is segmented into pools of loans with similar characteristics.  Separate pools of loans include loans pooled by loan grade and by portfolio segment.  Loans graded a 5 or worse (“criticized loans”) that exceed an exposure threshold are evaluated by the Company’s credit department to determine if the collateral for the loan is worth less than the loan.  All of these “shortfalls” are added together and divided by the respective loan pool to calculate a current quantitative factor applied to the respective pool, as this represents a potential loss exposure.  The current quantitative factor is then included within an analysis of historical quantitative factors, and a weighted average and loss emergence period multiplier is applied against these loan pools.  These loans are not considered individually impaired because the cash flow of the customer and the payment history of the loan suggest that it is not probable that the Company will be unable to collect the full amount of principal and interest as contracted and are thus still accruing interest.

Loans that are graded 4 or better (“non-criticized loans”) are reserved in separate loan pools in the general portfolio allocation.  A weighted average 5-year historical charge-off ratio and a loss emergence period by portfolio segment is calculated and applied against these loan pools.

For both the criticized and non-criticized loan pools in the general portfolio allocation, additional qualitative factors are applied.  The qualitative factors applied to the general portfolio allocation reflect management’s evaluation of the impact of various conditions on the portfolio.  The conditions evaluated include the following: industry and regional conditions; seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the business cycle; existing general economic and business conditions in the lending areas; credit quality trends in non-accruing loans; timing of the identification of downgrades; historical loan charge-off experience; and the results of bank regulatory examinations.  Due to the nature of the loans, the criticized loan pools carry significantly higher qualitative factors than the non-criticized pools.

For further discussion on the allowance for loan and lease losses, please see Note 1 and Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Goodwill and Intangible Assets

The amount of goodwill reflected in the Company’s Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill in an identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  As of December 31, 2014, TEA had $8.1 million in goodwill.  The banking reporting unit does not have any goodwill.  All of the goodwill at TEA stems from the acquisition of various insurances agencies, not the purchase of diverse companies in which goodwill was subjectively allocated to different reporting units.  Therefore, total market capitalization reconciliation was not performed because not all of the reporting units had goodwill.  As a result, such an analysis would not be meaningful.

Management valued TEA, the reporting unit with goodwill, using cash flow modeling and earnings multiple techniques.    When using the cash flow models, management considered historical information, the operating budget for 2015, economic and insurance market cycles, and strategic goals in projecting net income and cash flows for the next five years.  The fair value calculated substantially exceeded the book value of TEA.  The value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was higher, a result of conservative growth assumptions used by the Company in the cash flow model as well as an implied control premium in the multiple.  The multiple used was based on historical industry data and consistent with the previous year’s assumption.

While the fair values determined in the impairment tests were substantially higher than the carrying value for TEA, the risk of a future impairment charge still exists.  Management used growth rates that are achievable over the long run through both soft and hard insurance cycles.  As experienced producers focused on retaining their maturing portfolios of business, TEA experienced a slight decrease in revenue of 1.1% in 2014 compared with 2013.

For further discussion of the Company’s accounting for goodwill and other intangible assets, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K discusses new accounting policies adopted by the Company during fiscal 2014.  Below are accounting policies recently issued or proposed but not yet required to be adopted.  To the extent management believes the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed below.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

Net Income

Net income of $8.2 million in 2014 consisted of $7.0 million related to the Company’s banking activities and $1.2 million in net income related to the Company’s insurance agency activities.  The total net income of $8.2 million was a 4.2% increase from $7.9 million in 2013.  Earnings per diluted share for 2014 of $1.92 showed an increase of 3.8% from $1.85 per diluted share for 2013.

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

AVERAGE BALANCE SHEET INFORMATION

The following table presents the significant categories of the assets and liabilities of the Bank, interest income and interest expense, and the corresponding yields earned and rates paid in 2014, 2013 and 2012.  The assets and liabilities are presented as daily averages.  The average loan balances include both performing and non-performing loans.  Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest.  Securities are stated at fair value.  Interest and yield are not presented on a tax-equivalent basis.

	2014			2013			2012
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net	$657,494	$31,899	4.85%	$596,783	$29,546	4.95%	$579,586	$30,300	5.23%
Taxable securities	71,508	1,816	2.54%	63,890	1,666	2.61%	67,679	1,870	2.76%
Tax-exempt securities	32,766	967	2.95%	35,255	1,060	3.01%	34,104	1,153	3.38%
Interest bearing deposits at banks	14,100	33	0.23%	62,286	132	0.21%	42,817	53	0.12%

Total interest-earning assets	775,868	$34,715	4.47%	758,214	$32,404	4.27%	724,186	$33,376	4.61%

Non interest-earning assets:

Cash and due from banks	12,365			14,481			11,634
Premises and equipment, net	10,982			11,250			10,748
Other assets	39,971			36,702			36,009

Total Assets	$839,186			$820,647			$782,577

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$72,034	$316	0.44%	$67,548	$357	0.53%	$59,811	$615	1.03%
Regular savings	345,236	941	0.27%	357,098	1,097	0.31%	341,739	1,931	0.57%
Muni-vest savings	33,011	70	0.21%	26,052	60	0.23%	24,937	79	0.32%
Time deposits	111,521	1,730	1.55%	111,165	1,782	1.60%	109,508	1,921	1.75%
Other borrowed funds	8,579	212	2.47%	11,617	407	3.50%	20,161	681	3.38%
Junior subordinated debentures	11,330	322	2.84%	11,330	325	2.87%	11,331	348	3.07%
Securities sold U/A to repurchase	13,956	26	0.19%	14,767	29	0.20%	10,009	22	0.22%

Total interest-bearing liabilities	595,667	$3,617	0.61%	599,577	$4,057	0.68%	577,496	$5,597	0.97%

Noninterest-bearing liabilities:
Demand deposits	148,827			131,041			119,805
Other	11,529			11,955			12,381
Total liabilities	$756,023			$742,573			$709,682

Stockholders' equity	83,163			78,074			72,895

Total Liabilities and Equity	$839,186			$820,647			$782,577

Net interest earnings		$31,098			$28,347			$27,779

Net interest margin			4.01%			3.74%			3.84%

Interest rate spread			3.86%			3.59%			3.64%

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

	2014 Compared to 2013			2013 Compared to 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)
	Volume	Rate	Total	Volume	Rate	Total

Interest earned on:
Loans	$2,955	$(602)	$2,353	$884	$(1,638)	$(754)
Taxable securities	194	(44)	150	(100)	(104)	(204)
Tax-exempt securities	(74)	(19)	(93)	38	(131)	(93)
Federal funds sold	(112)	13	(99)	31	47	78
Total interest-earning assets	$2,963	$(652)	$2,311	$853	$(1,826)	$(973)

Interest paid on:
NOW accounts	$14	$(55)	$(41)	$75	$(333)	$(258)
Savings deposits	(36)	(120)	(156)	81	(915)	(834)
Muni-vest	15	(5)	10	4	(23)	(19)
Time deposits	6	(58)	(52)	29	(168)	(139)
Fed funds purchased & other
borrowings	(73)	(129)	(202)	(88)	(202)	(290)
Total interest-bearing liabilities	$(74)	$(367)	$(441)	$101	$(1,641)	$(1,540)

Net interest income increased by $2.8 million, or 9.7%, to $31.1 million in 2014 from $28.3 million in 2013.  As indicated in the preceding table, rates earned and paid on interest-earning assets and interest-bearing liabilities negatively impacted net interest income by $0.3 million, while the volume on those respective assets and liabilities offset these changes in rates, resulting in a positive impact of $2.9 million on net interest income.

The FRB has executed on a monetary policy designed to keep interest rates at all time lows for the past five years.  The target overnight rate has been between 0.00% and 0.25% since the end of 2008.  The FRB has also executed on other quantitative easing strategies, including the purchase of mortgage-backed securities, in an attempt to depress longer-term market interest rates.  Although the Fed has stopped its asset purchases, its accommodation policy kept rates historically low during 2014.  This interest rate environment resulted in lower interest yields earned on assets as well as lower rates paid on liabilities.  Assets continue to re-price into lower yields as older loans and securities mature, and new loans are originated and securities purchased at much lower yields than those they are replacing.

The Company has invested in adding to its commercial loan portfolio significantly in the past several years by adding several commercial loan officers while existing loan officers have successfully increased production.  Total commercial loan portfolio balance, including commercial real estate and commercial and industrial loans, increased $43.6 million, or 9.4%, from a $465.6 million average balance in 2013 to a $509.2 million average balance in 2014.  Consumer loans increased 13.5% from a  $140.4 million average balance in 2013 to $159.4 million in 2014.

On the funding side, the Company has continued to be successful in attracting new deposit customers, with most of that success coming from growth in the commercial and retail demand deposit products.  Due to customer preference for liquid deposits with long-term rates at all-time lows, the strong growth in the Company’s demand deposit balances was marked by a $17.8 million increase in average demand deposit balances during 2014 compared with 2013.

Net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, increased to 3.86% in 2014, compared with 3.59% in 2013.  The yield on interest-earning assets increased 20 basis points from 4.27% in 2013 to 4.47% in 2014, and the cost of interest-bearing liabilities decreased 7 basis points, from 0.68% in 2013 to 0.61% in 2014.  Net interest spread increased as the yield curve, or the difference between long-term rates and short-term rates, widened throughout most of 2014.  Banks traditionally benefit from a steep yield curve because the duration of interest-earnings assets is typically longer than the duration of interest-bearing liabilities.  In 2014, the Company’s commercial loan growth at higher interest rates contributed to the widened net interest rate spread, while continuing to tighten pricing on the liability side.  The Company also benefited from an increase in the proportion of higher yielding commercial loans to total interest-earning assets in 2014, when compared with 2013.

The Company’s net interest margin increased from 3.74% in 2013 to 4.01% in 2014, reflecting the changes to the net interest spread.  It should be noted that several factors could put additional pressure on the Company’s net interest margin in the future, including further flattening of the yield curve and increased pricing competition for loans and deposits.

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

Provision for Loan and Lease Losses

The Company’s provision for loan and lease losses decreased  $0.3 million from $1.5 million in 2013 to $1.2 million in 2014.  The overall decrease was a result of quantitative and qualitative improvements in the loan portfolio, somewhat offset by leasing recoveries from continued run-off of the leasing portfolio and the recognition of additional provision for previously covered loans under the FDIC loss sharing agreement in 2013.  The decrease in the provision for loan losses relative to the quantitative and qualitative improvements in 2014 was driven mostly by the Company’s low historical losses and overall improvement in qualitative considerations such as the composition of the loan portfolio, favorable credit quality trends, and improvement in the general economic and business conditions in the Company’s lending areas.  As noted in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the Company reserves a specific allocation on impaired loans and a higher percentage on criticized loans, or those loans risk rated 5 or higher.  The Company had $1.3 million in specific reserve credit allocation on impaired loans at December 31, 2014, compared with $1.2 million at December 31, 2013.  The slight increase was driven by the impairment of one criticized commercial loan relationship in 2014 that required a significant specific reserve, offset by other individually impaired commercial loans with specific reserves that had paid off during the year.  At December 31, 2014, criticized loans (loans risk-rated 5 or higher) were down $1.5 million to $29.3 million, compared with $30.8 million at December 31, 2013, mostly driven by one large commercial and multi-family relationship moved into a pass rated category and paid off, partially offset by another large commercial and industrial relationship which was classified as a criticized loan during 2014.  Additionally, total loans collectively evaluated for impairment increased $52.6 million to $679.9 million in 2014, compared with $627.3 million as of December 31, 2013.

The ratio of non-performing loans and leases to total loans and leases decreased from 2.12% at December 31, 2013 to 1.52% at December 31, 2014.  The decrease is attributable to one large commercial and multi-family relationship that had demonstrated a period of performance and moved into accrual status in 2014.  The positive trend in the ratio of non-performing loans and leases to total loans and leases over the past year is consistent with the historical trend from the years preceding 2013, from 2.64% at December 31, 2010 to 2.60% at December 31, 2011 and 1.41% at December 31, 2012.  Trends in non-performing loans and charge-offs are good indicators of credit quality and provide context for the movement in the provision for loan and lease losses, and are presented and discussed in the next section.  A description of how the allowance for loan and lease losses is determined along with tabular data depicting the key factors in calculating the allowance is set forth in Notes 1 and 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

	At December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential mortgages	$1,296	$1,376	$1,443	$1,048	$742
Commercial and multi-family	3,162	8,873	4,309	6,858	5,724
Construction-residential	-	-	-	167	186
Construction-commercial	-	-	729	1,442	850
Home equities	415	447	618	946	256
Total mortgage loans on
real estate	4,873	10,696	7,099	10,461	7,758

Direct financing leases	-	47	171	1,160	2,930
Commercial and industrial loans	5,500	2,970	914	2,180	2,203
Consumer installment loans	17	20	44	76	230
Other	-	-	-	-	-

Total non-accruing loans
and leases	$10,390	$13,733	$8,228	$13,877	$13,121

Accruing loans 90+ days past due	201	-	-	1,299	806
Total non-performing loans
and leases	$10,591	$13,733	$8,228	$15,176	$13,927

Total non-performing loans and
leases to total assets	1.25%	1.65%	1.02%	2.05%	2.07%
Total non-performing loans and
leases to total loans and leases	1.52%	2.12%	1.41%	2.60%	2.64%

Non-performing loans and leases decreased $3.1 million from $13.7 million at December 31, 2013 to $10.6 million at December 31, 2014.  The decrease in 2014 was driven by one large non-performing commercial and multi-family loan relationship with a demonstrated period of repayment performance, which was partially offset by one large commercial and industrial loan relationship which was moved into non-accrual status during the year.

Non-accruing loans and leases decreased $3.3 million from $13.7 million at December 31, 2013 to $10.4 million at December 31, 2014.  Accruing loans categorized as 90 days past due increased from $0 to $0.2 million from December 31, 2013 to December 31, 2014.  The commercial and industrial loans portfolio represents the largest portion of non-accruing loans and leases.  The decrease in non-accruing real estate loans since December 31, 2013 was due to one large commercial real estate loan relationship, totaling $7.8 million at December 31, 2013, that moved into accrual status and paid off in 2014.

The increase in non-accruing commercial and industrial loans since December 31, 2013 was due to a large commercial and industrial loan relationship, totaling $5.2 million at December 31, 2014, moved into non-accrual during the year, partially off-set by a partial charge-off and pay-off of one large commercial loan, totaling $2.4 million at December 31, 2013.

Non-accruing consumer real estate loans, including residential mortgages and home equity loans and lines of credit, decreased from $1.8 million at December 31, 2013 to $1.7 million at December 31, 2014.  Historical losses in these portfolios have been relatively low as the Company has typically loaned at conservative loan-to-value ratios, resulting in fewer losses.

The Company had $6.6 million in loans and leases that were restructured and deemed to be a troubled debt restructuring (“TDR”) at December 31, 2014 with $1.9 million of those balances in non-accrual status.  Any TDR that is placed on non-accrual is not returned to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the restructurings were allowed in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial difficulty.  Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2014 and 2013.  The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.

The following table presents the Company’s TDR loans and leases as of December 31, 2014:

	December 31, 2014
	($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$492	$274	$218	$173

Residential real estate:
Residential	1,833	594	1,239	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	2,428	847	1,581	33
Construction	1,074	-	1,074	-

Home equities	728	233	495	-
Consumer loans	31	-	31	31
Other	-	-	-	-

Total troubled restructured loans and leases	$6,586	$1,948	$4,638	$237

Allowance for Loan and Lease Losses

The following table summarizes the Bank’s allowance for loan and lease losses and changes in the allowance for loan and lease losses by categories:

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES
	2014	2013	2012	2011	2010
	(in thousands)
BALANCE AT THE BEGINNING
OF THE YEAR	$11,503	$9,732	$11,495	$10,424	$6,971
CHARGE-OFFS:
Residential mortgages	-	(39)	(12)	-	-
Commercial and multi-family	(57)	(460)	(900)	(189)	-
Construction-residential	-	-	-	-	-
Construction-commercial	-	-	-	-	(104)
Home equities	(2)	(128)	(114)	-	-
Direct financing leases	-	-	-	-	-
Commercial and industrial loans	(957)	(20)	(862)	(1,305)	(388)
Consumer installment loans	(46)	(64)	(32)	(2)	(4)
Other	-	-	-	(26)	(53)
TOTAL CHARGE-OFFS	(1,062)	(711)	(1,920)	(1,522)	(549)

RECOVERIES:
Residential mortgages	18	2	1	-	-
Commercial and multi-family	58	444	15	57	-
Construction-residential	-	-	-	-	-
Construction-commercial	-	-	-	-	30
Home equities	-	1	6	2	1
Direct financing leases	173	242	-	-	-
Commercial and industrial loans	574	240	184	39	4
Consumer installment loans	40	13	19	1	-
Other	-	-	-	10	24
TOTAL RECOVERIES	863	942	225	109	59

NET (CHARGE-OFFS) RECOVERIES	(199)	231	(1,695)	(1,413)	(490)
PROVISION FOR LOAN AND
LEASE LOSSES	1,229	1,540	(68)	2,484	3,943
BALANCE AT THE END OF YEAR	$12,533	$11,503	$9,732	$11,495	$10,424

RATIO OF NET CHARGE-OFFS
(RECOVERIES) TO AVERAGE
NET LOANS AND LEASES
OUTSTANDING	0.03%	(0.04)%	0.29%	0.26%	0.10%

RATIO OF ALLOWANCE FOR
LOAN AND LEASE LOSSES TO
TOTAL LOANS AND LEASES	1.80%	1.78%	1.67%	1.97%	1.97%

Net charge-offs (net recoveries) increased from ($0.2) million in 2013 to $0.2 million in 2014.  The ratio of net charge-offs (net recoveries) to average net loans and leases outstanding correspondingly increased from (0.04)% at December 31, 2013 to 0.03% at December 31, 2014.  The largest net charge-offs occurred in the commercial and industrial loan portfolio due to one commercial loan relationship that was partially charged-off and partially paid-off during the year.  Excluding the $0.5 million impact of this one commercial loan relationship, total net charge-offs (net recoveries) for 2014 would reflect a $0.1 million increase in recoveries to ($0.3) million in net recoveries for the year, as compared with ($0.2) million in 2013.

An allocation of the allowance for loan and lease losses by portfolio type over the past five years follows (dollars in thousands):

	Balance at 12/31/2014 Attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2013 Attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2012 Attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2011 Attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2010 Attributable to:	Percent of loans in each category to total loans:
Residential
mortgages *	$941	14.24%	$1,038	14.77%	$662	11.84%	$793	13.00%	$548	13.50%
Commercial
mortgages *	5,650	58.11%	4,912	59.53%	4,493	60.58%	4,670	57.30%	4,252	55.60%
Home equities	819	8.62%	878	8.85%	746	9.68%	768	9.40%	540	10.10%
Commercial
loans	4,896	18.61%	4,489	16.53%	3,617	17.17%	4,085	18.80%	3,435	17.30%
Consumer
loans **	78	0.42%	37	0.32%	18	0.45%	36	0.50%	29	0.60%
Direct
financing
leases	-	-%	-	-%	47	0.28%	994	1.00%	1,471	2.90%
Unallocated	149	-%	149	-%	149	-%	149	-%	149	-%
	$12,533	100.00%	$11,503	100.00%	$9,732	100.00%	$11,495	100.00%	$10,424	100.00%

* includes construction loans

** includes other loans

The proportion of the allowance allocated to commercial mortgages comprises 45.1% of the allowance for loan and lease losses, and correspondingly, the commercial mortgage portfolio made up the largest proportion, or 58.1%, of the total loan and lease portfolio as of December 31, 2014, as compared with 42.7% of the allowance and 59.5% of the total loan and lease portfolio at December 31, 2013.  The increase in the percentage of the allowance attributed to commercial mortgages was due to a $25.3 million, or 6.8%, increase in commercial mortgages collectively evaluated in both the criticized and non-criticized commercial mortgage loan pools.

C&I loans comprise 39.1% of the allowance for loan and lease losses despite being only 18.6% of the loan and lease portfolio.  Although the commercial mortgage portfolio experienced greater losses than the C&I loan portfolio in 2013, C&I loans experienced greater losses during the previous four years, as well as during 2014.  Therefore, the percentage of the allowance attributable to C&I loans comprises a significant portion of the allowance.

Overall, the ratio of the allowance for loan and lease losses to total loans and leases increased slightly from 1.78% at December 31, 2013 to 1.80% on December 31, 2014.  The increase is a reflection of an increase in the ratio of total specific reserves to total individually evaluated loans of 8.7% at December 31, 2014, compared with 8.0% as of December 31, 2013.

The Company’s coverage ratio of the allowance for loan and lease losses to non-performing loans and leases increased from 84%  at December 31, 2013 to 118% at December 31, 2014, due to $3.1 million decrease in non-performing loans and leases from $13.7 million at December 31, 2013 to $10.6 million at December 31, 2014.

The Company maintains a robust loan review process to ensure that specific credits are appropriately graded and reserved.  Management believes that commercial real estate values may be more susceptible to decline than the collateral supporting other types of loans in an adverse economy.  Management believes that the allowance for loan and lease losses is reflective of a fair assessment of the current environment and credit quality trends.

Non-Interest Income

Total non-interest income decreased by  $1.9 million, or 15.5%, from 2013 to 2014.  The primary factor driving the decrease was a $2.6 million loss on a tax credit investment in 2014, as compared with a $1.6 million loss on a tax credit investment in 2013.  Additionally, a $0.7 million one-time gain was realized from the termination of the FDIC loss sharing agreement in 2013.  With the tax credit investments and corresponding tax credit benefit, the Company was able to reduce its overall tax provision in 2014 by $3.0 million to $0.7 million, or 59.3%, less than prior year tax provision of $1.7 million, as described more below.

Gains from premiums on loans sold to FNMA increased $0.2 million from 2013, as a result of the Company selling off more residential mortgages originated in a higher interest rate environment.  In addition, income from bank-owned life insurance increased by $0.1 million, or 13.0%, to $0.6 million during 2014 due to additional purchases made in 2013, and interchange fee income increased $0.1 million, 7.8%, to $1.1 million in 2014.  These increases were offset by decreases in bank service charges on deposits and insurance service and fee revenue.  Bank charges on deposits decreased $0.2 million, or 9.8%, from $2.0 million at December 31, 2013 to $1.8 million at December 31, 2014.  This is attributable to a decrease in customer overdraft activity in deposits.  Insurance service and fee revenue decreased $0.1 million, or 1.1%, to $7.1 million at December 31, 2014.  TEA’s revenue remains the largest component of non-interest income at 69.4% of total non-interest income.  TEA is a source of diversification in the earnings of the Company and helps generate income not directly impacted by difficult credit or interest rate environments.

Non-Interest Expense

Total non-interest expense increased $1.9 million, or 6.4%, from $29.4 million in 2013 to $31.3 million in 2014.  The largest increase in non-interest expense was salaries and employee benefits, which increased $1.1 million, or 6.1%, in comparison to 2013, and litigation expense, which increased $1.0 million in comparison to 2013.  The increase in salaries and employee benefits stems from merit increases, rising health care costs, and the addition of new employees as a part of the Company’s planned growth strategy.  The $1.0 million in litigation expense relates to an accrual for a legal matter with the New York Attorney General over the Bank’s residential mortgage lending practices, as discussed in greater detail in Part I, Item 3 of this Annual Report on Form 10-K.

Advertising and public relations expenses increased $0.1 million, or 10.3%, from prior year due to an increase in advertising campaigns and community involvement.  A $0.2 million, or 6.3%, increase in other expenses in 2014 was driven by an increase in Community Reinvestment Act loan closings and charitable contributions.

Technology and communications expense decreased $0.2 million, or 11.9%, to $1.1 million in 2014.  The decrease was primarily attributable to technology cost savings as a result of building consolidations in late 2013 and renegotiation of a contract with a primary service provider.

In 2014, the Company benefited from the expiration of the amortization of intangibles related to its purchase of an insurance agency in 2008.  Amortization expense declined from $0.2 million in 2013 to $0.1 million in 2014.

The efficiency ratio expresses the relationship of operating expenses to revenues.  The Company's efficiency ratio, or non-interest operating expenses (exclusive of non-cash goodwill impairment and intangible amortization) divided by the sum of net interest income and non-interest income (exclusive of gains and losses from investment securities), was 70.83% in 2014, 71.98% in 2013, and 70.05% in 2012.  The improvement in 2014 from 2013 is a result of the increase in Company’s net interest margin in 2014.

Taxes

The provision for income taxes in 2014 was $0.7 million on pre-tax income of $8.9 million for an effective tax rate of 7.9%, compared with an effective tax rate of 18.1% in 2013.  Both periods benefited from a tax credit due to investing in community projects which generated historic tax credits.  In 2014, the project was larger and generated a $3.0 million tax credit which was $1.2 million greater than tax credit of $1.8 million recognized in 2013.  Excluding the impact of the historic tax credit and write-off of the tax credit investments recognized in non-interest income as of December 31, 2014 and 2013, the provision for income taxes would have been $3.7 million and $3.5 million, respectively, on pre-tax income of $11.5 million and $11.1 million, respectively, yielding an effective rate of 32.2% and 31.7%, respectively.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

Net Income

Net income of $7.9 million in 2013 consisted of $6.6 million related to the Company’s banking activities and $1.3 million in net income related to the Company’s insurance agency activities.  The total net income of $7.9 million was a 3.4% decrease from $8.1 million in 2012.  Earnings per diluted share for 2013 of $1.85 decreased 5.2% from $1.95 per diluted share for 2012.

Net Interest Income

Net interest income increased by $0.6 million, or 2.0%, to $28.3 million in 2013 from $27.8 million in 2012. Interest rates earned and paid on interest-earning assets and interest-bearing liabilities negatively impacted net interest income by $0.2 million, while the volume on those respective assets and liabilities positively impacted net interest income by $0.8 million.  Overall, the volume in loans and securities along with the benefit of lower rates paid on deposits were partially offset by a decrease in interest earned on loans and securities.

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

Provision for Loan and Lease Losses

The Company’s provision for loan and lease losses increased $1.6 million from ($0.1) million in 2012 to $1.5 million in 2013.  The overall increase was a result of increases in impaired commercial loans, commercial loans classified as criticized loans, and the growth in the general loan portfolio, as well as recognition of provision for previously covered loans under the FDIC loss sharing agreement and continued run-off of the leasing portfolio.  The increase in the provision for loan losses in 2013 was driven mostly by increases in loans, impaired commercial loans and commercial loans classified as criticized loans.  As noted in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the Company reserves a specific allocation on impaired loans and a higher percentage on criticized loans, or those loans risk rated 5 or higher.  The Company had $1.2 million in specific reserve credit allocation on impaired loans at December 31, 2013, compared with $1.0 million at December 31, 2012.  There was one criticized commercial loan relationship that became impaired in 2013 and required a significant specific reserve.  At December 31, 2013, loans risk rated 5 or higher were up $10.6 million to $30.8 million, compared with $20.2 million at December 31, 2012, mostly driven by one large commercial and multi-family relationship classified as a criticized loan during the year.  Additionally, total loans collectively evaluated for impairment increased $58.0 million to $629.2 million in 2013, compared with $571.2 million as of December 31, 2012.  In addition, upon termination of the FDIC loss sharing agreement in 2013, the Company recognized $0.6 million in provision on loans previously referred to as “covered” due to the FDIC guarantee governing those acquired loans.  Termination of the loss sharing agreement with the FDIC eliminated the guarantee on the losses associated with the acquired portfolio, and required the Company to realize $0.6 million provision on those loans previously covered under the FDIC guarantee.  The Company’s provision for lease losses benefitted from a negative provision of $0.9 million in 2012, as the portfolio demonstrated improved performance, compared with a negative provision of $0.1 million in 2013.  As the leasing portfolio significantly declined and existing leases continued to perform in 2013, the benefit from additional releases in the provision for lease losses in the current year had been exhausted.  The increases in the provision for loan and lease losses was partially offset by $0.2 million in net recoveries in 2013, compared with net charge-offs of $1.7 million in 2012.

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

FDIC insurance costs also increased $0.1 million, or 10.6%, from 2012 due to an increase in the assessment from deposit growth.

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

The efficiency ratio expresses the relationship of operating expenses to revenues.  The Company's efficiency ratio, or non-interest operating expenses (exclusive of non-cash goodwill impairment and intangible amortization) divided by the sum of net interest income and non-interest income (exclusive of gains and losses from investment securities), was 71.98% in 2013, an increase from 70.05% in 2012 and 69.68% in 2011.  The increase was a product of the Company’s declining net interest margin and investments in additional employees and infrastructure.

FINANCIAL CONDITION

The Company had total assets of $846.8 million at December 31, 2014, an increase of $13.3 million, or 1.6%, from $833.5 million at December 31, 2013.  Net loans of $683.1 million increased $47.6 million, or 7.5%, from $635.5 million at December 31, 2013.  Securities decreased $4.9 million or 4.8%  in 2014, and deposits increased by $1.0 million or 0.14%.  Stockholders’ equity increased  $5.1 million or 6.3% from 2013.

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

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase.  The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities.  Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase.  The Company did not own any out-of-state municipal bonds at December 31, 2014 or December 31, 2013.  Bonds rated below A are reviewed periodically to ensure their continued credit worthiness.  While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Company’s general market area.  Those municipalities are typically customers of the Bank whose financial situation is familiar to management.  The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

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

Fair values for available for sale securities are determined using independent pricing services and market-participating brokers.  The Company utilizes a third-party for these pricing services.  The third-party utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flow and, when available, loan performance data.  Because many fixed income securities do not trade on a daily basis, the third-party service provider’s evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, our third-party pricing service provider uses model processes, such as the Option Adjusted Spread model, to assess interest rate impact and develop prepayment scenarios.  The models and the process take into account market convention.  For each asset class, a team of evaluators gathers information from market sources and integrates relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models.  The third party, at times, may determine that it does not have sufficient verifiable information to value a particular security.  In these cases the Company will utilize valuations from another pricing service.

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.    On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third party pricing service provider regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than our third-party pricing service provider’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2014 or 2013.

Securities and interest-bearing deposits at banks made up 15.3% of the Company’s total average interest-earning assets in 2014 compared with 21.3% in 2013.  These assets provide the Company with additional sources of liquidity and income and act as collateral for the Bank’s municipal deposits.  The Company’s securities portfolio outstanding balances decreased 4.8% from $102.0 million at December 31, 2013 to $97.1 million at December 31, 2014,  and the Company’s interest-bearing deposits at banks also decreased from $27.3 million to $2.1 million over the same time period.  The interest-bearing deposits are liquid interest-bearing cash accounts at correspondent banks.  The $25.1 million decrease in the Company’s cash position was a result of the loan growth in 2014 and minimal growth in total deposits of  $1.0 million or 0.1% in 2014.  With long-term rates at historic lows, the Company did not make significant investments from the limited liquidity in non-core assets such as long-term bonds.  In 2014, $9.0 million in FHLB borrowings matured, and were replaced by overnight borrowings with the FHLB.    At December 31, 2014, the Company’s concentration in U.S. government-sponsored agency bonds was 27.5% of the total securities balance versus 31.3% at December 31, 2013.  Government-sponsored mortgage-backed securities made up 38.9% of the portfolio at December 31, 2014, compared with 35.1% of the portfolio at December 31, 2013, and tax-advantaged municipal bonds made up 32.0% of the portfolio at December 31, 2014 versus 31.2% of the portfolio at December 31, 2013.

As a member of both the Federal Reserve System and the FHLB, the Bank is required to hold stock in those entities.  The Bank held $1.4 million in FHLB stock as of December 31, 2014 and 2013, and $1.5 million in FRB stock at December 31, 2014 and 2013.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages.  Interest rate changes have a direct impact on prepayment rates.  The Company uses a third-party developed model to monitor the average life and yield volatility of mortgage pools under various interest rate assumptions.

The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.”  Securities designated as held to maturity are stated on the Company’s Consolidated Balance Sheets included under Item 8 of this Annual Report on Form 10-K at amortized cost.  Those designated as available for sale are reported at fair market value.  At December 31, 2014, $1.6 million in securities were designated as held to maturity.  These bonds are primarily municipal investments that the Bank has made in its local market area.

The available for sale portfolio totaled $95.5 million or approximately 98.4% of the Company’s securities portfolio at December 31, 2014.  Net unrealized gains and losses on available for sale securities resulted in a net unrealized gain of $1.5 million at December 31, 2014, as compared with a net unrealized gain of $0.3 million at December 31, 2013.  Unrealized gains and losses on available-for-sale securities are reported, net of taxes, as a separate component of stockholders’ equity.  For the year ended December 31, 2014, the impact on stockholders’ equity was a net unrealized gain, net of taxes, of approximately $0.7 million.

Certain securities available for sale were in an unrealized loss position at December 31, 2014.  Management has assessed those securities available for sale in an unrealized loss position at December 31, 2014 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.

Income from securities held in the Bank’s investment portfolio represented approximately 8.0% of total interest income of the Company in 2014 as compared with 8.8% in 2013 and 9.2% in 2012.  At December 31, 2014, the Bank’s securities portfolio of $97.1 million consisted primarily of state and municipal securities, mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp ("FHLMC"), and U.S. and federal agency obligations.  The $0.1 million and $0.2 million decrease in investment securities income in 2014 and 2013, respectively, was a result of a significant decline in investment yields as sustained stimulus by the FRB continued to drive down bond yields to all-time lows.  Taxable investment yields dropped from 2.61% in 2013 to 2.54% in 2014, and tax-exempt security yields fell from 3.01% in 2013 to 2.95% in 2014.

Available for sale securities with a total fair value of $68.8 million at December 31, 2014 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The following table summarizes the Bank’s securities with those designated as available for sale valued at fair value and securities designated as held to maturity at amortized cost as of December 31, 2014, 2013 and 2012:

	At December 31,
	2014	2013	2012
	(in thousands)
Available for Sale:
Debt securities
U.S. government agencies	$26,717	$31,992	$28,332
States and local subdivisions	31,060	31,880	31,469
Total debt securities	$57,777	$63,872	$59,801

Mortgage-backed securities
FNMA	$15,154	$13,501	$16,077
FHLMC	5,958	7,118	6,481
GNMA	6,130	7,573	8,013
CMO's	10,514	7,601	1,691
Total mortgage-backed securities	$37,756	$35,793	$32,262

Total available for sale securities	$95,533	$99,665	$92,063

Held to Maturity:
Debt securities
States and local subdivisions	$1,599	$2,384	$3,744

Total held to maturity securities	$1,599	$2,384	$3,744

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2014.  Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Debt Securities
U.S. Government agencies	$5,058	2.88%	$5,224	3.21%	$13,377	1.96%	$3,058	2.96%
States and political
subdivisions	3,198	3.87%	17,373	3.37%	7,212	3.61%	3,277	4.24%
Total debt securities	$8,256	3.26%	$22,597	3.33%	$20,589	2.54%	$6,335	3.63%

Mortgage-backed securities
FNMA	$-	-%	$451	5.00%	$6,718	3.55%	$7,986	3.48%
FHLMC	-	-%	232	5.00%	950	4.14%	4,776	2.68%
GNMA	-	-%	-	-%	-	-%	6,130	3.16%
CMO's	-	-%	7	4.25%	-	-%	10,506	1.91%
Total mortgage-backed
securities	$-	-%	$690	4.99%	$7,668	3.62%	$29,398	2.72%

Total available for sale	$8,256	3.26%	$23,287	3.38%	$28,257	2.83%	$35,733	2.88%

Held to Maturity:
Debt Securities
U.S. Government agencies	$-	-%	$-	-%	$-	-%	$-	-%
States and political
subdivisions	478	1.78%	77	3.35%	932	2.91%	112	2.80%
Total held to maturity	$478	1.78%	$77	3.35%	$932	2.91%	$112	2.80%

Total securities	$8,734	3.18%	$23,364	3.38%	$29,189	2.84%	$35,845	2.88%

LENDING AND LEASING ACTIVITIES

The Bank has a loan and lease policy which is approved by its Board of Directors on an annual basis.  The loan and lease policy governs the conditions under which loans and leases may be made, addresses the lending authority of Bank officers, documentation requirements, appraisal policy, charge-off policies and desired portfolio mix.    The Bank’s lending limit to any one borrower is subject to regulation by the OCC.  The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.

The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans.  The Bank primarily extends loans to customers located within the Western New York area.  Interest income on loans and leases represented approximately 91.9% of the total interest income of the Company in 2014 and approximately 91.2% and 90.8% of total interest income in 2013 and 2012, respectively.  The Bank’s loan and lease portfolio, net of the allowances for loan and lease losses, totaled $683.1 million and $635.5 million at December 31, 2014 and December 31, 2013, respectively.  The net loan and lease portfolio represented approximately  80.7% and 76.2%  of the Company’s total assets at December 31, 2014 and December 31, 2013, respectively.

The following table summarizes the major classifications of the Bank’s loans and leases as of the dates indicated:

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Mortgage loans on real estate:
Residential Mortgages	$98,374	$94,027	$68,135	$73,579	$69,958
Commercial and multi-family	363,252	361,247	323,777	306,683	261,371
Construction-Residential	721	1,509	811	2,392	1,320
Construction-Commercial	40,986	23,902	28,941	27,887	32,332
Home equities	59,948	57,228	56,366	54,673	53,120
Total real estate loans	563,281	537,913	478,030	465,214	418,101

Direct financing leases	-	-	1,612	6,021	15,475
Commercial and industrial loans	129,456	106,952	99,951	109,513	91,445
Consumer loans	1,764	938	1,294	1,677	2,458
Other	404	323	1,342	586	252
Net deferred loan origination costs	759	870	666	394	247
Total gross loans and leases	695,664	646,996	582,895	583,405	527,978

Allowance for loan and
lease losses	(12,533)	(11,503)	(9,732)	(11,495)	(10,424)

Loans and leases, net	$683,131	$635,493	$573,163	$571,910	$517,554

Real Estate Loans

Approximately 81.0% of the Bank’s total loan and lease portfolio at December 31, 2014 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans.  The Bank’s real estate loan portfolio was $563.3 million at December 31, 2014, compared with $537.9 million at December 31, 2013.  The real estate loan portfolio increased by approximately 4.7% in 2014 over 2013 compared with an increase of 12.5% in 2013 over 2012.

The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value (“LTV”) ratio.  Any loans with a greater than 80% LTV have private mortgage insurance.  Fixed rate residential mortgage loans outstanding totaled $90.8 million at December 31, 2014, which was approximately 13.1% of total loans and leases outstanding, compared with $85.7 million and 13.2%, respectively, at December 31, 2013.  This balance did not include any construction residential mortgage loans, which are discussed below.  The Bank has a contractual arrangement with FNMA, pursuant to which the Bank sells certain mortgage loans to FNMA and the Bank retains the servicing rights to those loans.  The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.

In 2014, the Bank sold $15.3 million in mortgages to FNMA under this arrangement, compared with $0.8 million in mortgages sold in 2013.  The rise in mortgages sold to FNMA was due to an increase in interest rates in 2014, which provided an opportunity to realize gains on sales to FNMA.

The Bank currently retains the servicing rights on $71.6 million in mortgages sold to FNMA at December 31, 2014, compared with $63.5 million in mortgages sold to FNMA at December 31, 2013.  The Company has recorded a net servicing asset for such loans of $0.5 million at December 31, 2014 and 2013.  The value of the mortgage servicing rights remained the same, despite a 12.8% increase in the size of the servicing portfolio, due to the Company’s valuation model projecting higher prepayment speeds and additional assumption changes based on current attributes of recently originated loans in the servicing portfolio, such as decreased late charges and increased costs to service.

The Bank offers adjustable rate residential mortgage loans with terms of up to 30 years.  Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter.  The Bank’s outstanding adjustable rate residential mortgage loans were $6.5 million or 0.9% of total loans and leases outstanding at December 31, 2014 as compared with $7.2 million or 1.1% at December 31, 2013.  With rates on fixed rate mortgage products at all-time lows, there has been little demand for variable-rate products which has resulted in a decline in variable rate mortgage loan balances.

Overall, residential real estate loans increased $4.3 million, or 4.6%, from $94.0 million at December 31, 2013 to $98.4 million at December 31, 2014.

The Bank also offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis.  To the extent required, loans exceeding an 80% LTV are reported on an exception report to the Board of Directors.  Many of these mortgage loans either mature or are subject to a rate call after three to five years.  The Bank’s outstanding commercial mortgage loans were $363.3 million at December 31, 2014, which was 52.2% of total loans and leases outstanding, compared with $361.2 million and 55.8% at December 31, 2013.  The Company believes that the strong relationships with customers in the local community that have been fostered over the years with its loan officers resulted in sustained loan production in 2014.  The balance at December 31, 2014 included $117.4 million in fixed rate and $245.9 million in variable rate commercial mortgage loans, which include interest rate calls.

The Bank also offers other types of loans collateralized by real estate, such as home equity loans.  The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 85% combined LTV ratio.  To the extent required, loans exceeding an 85% LTV ratio are reported on an exception report to the Board of Directors.  At December 31, 2014, the real estate loan portfolio included $59.9 million of home equity loans outstanding, which represented 8.6% of total loans and leases outstanding, compared with $57.2 million and 8.8% at December 31, 2013, respectively.  The total home equity portfolio included $54.1 million in variable rate loans and $5.8 million in fixed rate loans.

The Bank also offers both residential and commercial real estate construction loans at up to an 80% LTV ratio at fixed interest or adjustable interest rates and multiple maturities.  At December 31, 2014, fixed rate real estate construction loans outstanding totaled $3.2 million, or 0.5% of total loans and leases outstanding, and adjustable rate construction loans outstanding totaled $38.5 million, or 5.5% of total loans and leases outstanding.  At December 31, 2013, fixed rate real estate construction loans outstanding totaled $3.2 million, or 0.5% of total loans and leases outstanding, and adjustable rate construction loans outstanding totaled $22.2 million, or 3.4% of total loans and leases outstanding.

Commercial and Industrial Loans

The Bank offers commercial and industrial (“C&I”) loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities.  The Bank’s C&I loan portfolio totaled $129.5 million at December 31, 2014, compared with $107.0 million at December 31, 2013, a 21.0% increase.  The growth is attributable to an increased number of C&I loan officers and good results achieved through the Bank’s community-focused and relationship-based lending approach in the local market.  Commercial loans represented 18.6% and 16.5% of the Bank’s total loans at December 31, 2014 and 2013, respectively.

Collateral for C&I loans, where applicable, may consist of inventory, receivables, equipment and other business assets.  At December 31, 2014,  52.3% of the Bank’s C&I loans were at variable rates which are typically tied to the prime rate.  The Company has a small number of loans that are tied to LIBOR.

Consumer Loans

The Bank’s consumer installment loan portfolio totaled $1.8 million and $0.9 million at December 31, 2014 and 2013, respectively, representing 0.3% and 0.1% of the Bank’s total loans and leases outstanding at December 31, 2014 and 2013, respectively.  Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis.  This segment of the portfolio is done on an accommodation basis for customers.  The Company does not actively try to grow the portfolio in a significant way.

Other Loans

Other loans totaled $0.4 million and $0.3 million at December 31, 2014 and December 31, 2013, respectively.  Other loans consisted primarily of overdrafts and loan clearing accounts.

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturities of commercial loans and real estate construction loans outstanding as of December 31, 2014 and the classification of such loans due after one year according to sensitivity to changes in interest rates.

	Within	After One But	After Five
	One Year	Within Five Years	Years	Total
	(in thousands)
Commercial	$6,210	$45,124	$78,122	$129,456
Real estate construction	20,434	15,487	5,065	40,986
	$26,644	$60,611	$83,187	$170,442

Loans maturing after one year with:
Fixed Rates		$39,468	$79,284
Variable Rates		21,143	3,903
		$60,611	$83,187

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

Deposits

The Bank offers a variety of deposit products, including checking, savings, NOW accounts, certificates of deposit and jumbo certificates of deposit.  Bank deposits are insured up to the limits provided by the FDIC.  The following table details the Bank’s deposits as of the dates indicated:

	December 31,
	2014	2013	2012
	(in thousands)

Demand deposits	$158,631	$139,973	$123,405
NOW accounts	72,670	65,927	65,753
Regular savings	336,363	362,440	357,741
Muni-vest savings	27,179	28,135	23,183
Time deposits, $100,000 and over	47,748	45,201	42,083
Other time deposits	65,044	64,936	66,827
Total	$707,635	$706,612	$678,992

The following schedule sets forth the maturities of the Bank’s time deposits as of December 31, 2014:

	Time Deposit Maturity Schedule
	0-3 Mos.	3-6 Mos.	6-12 Mos.	Over 12 Mos.	Total
	(in thousands)

Time deposits - $100,000 and over	$5,629	$13,674	$6,627	$21,818	$47,748
Other time deposits	8,203	14,897	11,638	30,306	65,044
Total time deposits	$13,832	$28,571	$18,265	$52,124	$112,792

Total deposits increased $1.0 million or 0.1% in 2014 from 2013.  The Company grew core transactional checking accounts, including non-interest bearing demand deposits and NOW accounts, by 12.3% to $231.3 million at December 31, 2014.  Non-interest bearing demand deposits increased by $18.7 million, or 13.3%, to $158.6 million as the Company was able to attract new core customers and some current commercial customers kept higher cash balances due to uncertain economic conditions.

At December 31, 2014, regular savings decreased $26.1 million, or 7.2%, since December 31, 2013.  In prior years, much of the growth in savings deposits was due to the Better Savings account offered by the Bank, however, as rates on the Better Savings product were reduced in 2014, more price-sensitive customers moved their funds into other products.

Time deposits increased $2.7 million, or 2.4%, from $110.1 million at December 31, 2013 to $112.8 million as of December 31, 2014.  Because the interest rate environment continues to remain low, the average rate paid on time deposits decreased from 1.60% in 2013 to 1.55% in 2014.

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank (dollars in thousands):

	2014		2013		2012
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(dollars in thousands)

Demand deposits	$148,827	-%	$131,041	-%	$119,805	-%
NOW accounts	72,034	0.44%	67,549	0.53%	59,811	1.03%
Regular savings	345,236	0.27%	357,098	0.31%	341,739	0.57%
Muni-vest savings	33,011	0.21%	26,052	0.23%	24,937	0.32%
Time deposits	111,521	1.55%	111,165	1.60%	109,508	1.75%
Total	$710,629	0.43%	$692,905	0.48%	$655,800	0.69%

Federal Funds Purchased and Other Borrowed Funds.  Another source of the Bank’s funds for lending and investing activities is short term borrowings from the Federal Home Loan Bank.  The Bank had no short term borrowings outstanding, other than overnight funding, from the FHLB at December 31, 2014.

Securities Sold Under Agreements to Repurchase

The Bank enters into agreements with certain customers to sell securities owned by the Bank to those customers and repurchase the identical security, generally within one day.  No physical movement of the securities is involved.  The customer is informed that the securities are held in safekeeping by the Bank on behalf of the customer.  Securities sold under agreements to repurchase totaled $13.8 million at December 31, 2014 compared to $13.4 million at December 31, 2013.  Balances can vary day to day based on customer needs.

Pension

The Bank maintains a qualified defined benefit pension plan (the “Pension Plan”), which covered substantially all employees of the Company at the time the Pension Plan was frozen on January 31, 2008.  All benefits eligible participants accrued in the Pension Plan to the freeze date have been retained.  Employees have not accrued additional benefits in the Pension Plan from that date.  Employees will be eligible to receive these benefits at normal retirement age.  Additionally, the Company has entered into individual retirement agreements with certain of its executive officers providing for unfunded supplemental pension benefits under the Company’s Supplemental Executive Retirement Plan and Senior Executive Supplemental Executive Retirement Plan (collectively, the “SERP plans”).  The Company’s pension expense for the Pension Plan and the SERP plans approximated $0.4 million, $0.6 million, and $0.6 million for each of the years ended December 31, 2014, 2013, and 2012, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the Company’s plan assets of 7.50% for 2014, 2013 and 2012 for the Pension Plan; no compensation rate increases for 2014, 2013, and 2012 for the Pension Plan and compensation rate increases of 3.50% in 2014, 2013 and 2012  for the SERP plans.

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

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis decreased from 4.78% at December 31, 2013 to 3.83% at December 31, 2014 for the Company’s Pension Plan and from 4.15%  at December 31, 2013 to 3.30% at December 31, 2014 for the SERP plans.

Management tested the sensitivity of the pension expense to changes in two key assumptions: return on plan assets and the discount rate.  A 0.25% decrease in the rate of return on plan assets would have resulted in a decrease in pension expense of 12.97% or $10 thousand.  A 0.25% decrease in the discount rate would have resulted in a decrease in pension expense of 3.76% or $3 thousand.  The SERP has no plan assets; therefore there is no rate of return on plan assets.  A 0.25% decrease in the discount rate would have resulted in an increase in SERP expense of 1.28% or $6 thousand.  A 0.25% increase in the discount rate would have resulted in a 3.79%, or $3 thousand, increase in pension expense, and a 1.26%, or $6 thousand, decrease in SERP expense.  Since the Pension Plan has been frozen, pension expense is not sensitive to compensation scale increases or decreases.

As of December 31, 2014, the Company had cumulative actuarial losses of approximately $3.7 million that will result in an increase in the Company's future pension expense because such losses at each measurement date exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets.  In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost.  Amortization of these net actuarial losses had the effect of increasing the Company's pension expense by approximately $105 thousand in 2014, $176 thousand in 2013, and $171 thousand in 2012.

The Company contributed $110 thousand to the Pension Plan in 2014.

Liquidity

The Company utilizes cash flows from its investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Given the current collateral available, advances of up to $185.5 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.    An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the FRB’s discount window.  The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  Additionally, the Company has access to capital markets as a funding source.

The cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses.  At December 31, 2014, approximately 9.0% of the Company’s debt securities had maturity dates of one year or less, and approximately 32.3% had maturity dates of five years or less.    In addition, the Company receives regular cash flows on its mortgage-backed securities.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases.  At December 31, 2014, in the stress test, the Bank had net short-term liquidity available of $214.6 million as compared with $121.8 million at December 31, 2013.  Available assets of $102.8 million divided by public and purchased funds of $117.3 million, resulted in a long-term liquidity ratio of 88% at December 31, 2014, compared with 119% at December 31, 2013.

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

	Payments due within time period at December 31, 2014
	(in thousands)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Securities sold under agreement
to repurchase	$13,778	$13,778	$-	$-	$-
Operating lease obligations	6,144	519	1,411	1,417	2,797
Other borrowed funds	13,700	13,700	-	-	-
Junior subordinated debentures	11,330	-	-	-	11,330
Total	$44,952	$27,997	$1,411	$1,417	$14,127

Interest expense on fixed rate debt	$-	$-	$-	$-	$-

The Company’s variable rate debt included in other borrowed funds is related to short-term funding which is used only to cover seasonal funding needs, which are subject to fluctuation.

At December 31, 2014, the Company had commitments to extend credit of $200.7 million compared to $177.0 million at December 31, 2013.  For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 16 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Overall, during 2014, the business environment continues to be adverse for many households and businesses in Western New York, in the United States and worldwide.  There can be no assurance that these conditions will improve in the near term. Such conditions could materially adversely affect the credit quality of the Company’s loans and leases, and therefore, the Company’s results of operations, financial condition, and capital position.

For further detail on capital and capital ratios, see Note 20 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Total Company stockholders’ equity was $85.8 million at December 31, 2014, an increase from $80.7 million at December 31, 2013.  Equity as a percentage of assets was 10.1% at December 31, 2014, compared to 9.7% at December 31, 2013.  Book value per share of common stock increased to $20.41 at December 31, 2014 from $19.18 at December 31, 2013.  The reason for the increase in stockholders’ equity and book value per share was $8.2 million in net income, offset by $2.7 million in dividends to common stockholders.

The dividend payment of $0.65 per share in 2014 was $0.39 higher per share than dividends paid in 2013.  The Company typically pays a semi-annual dividend in April and October of each year.  In 2012, the Company decided it was appropriate to move up the first semi-annual dividend planned for April 2013 to December 2012.  At the time of the Company’s decision, there was much uncertainty around the income tax rates on dividend income.  These rates were scheduled to expire on December 31, 2012 and it was expected that these rates would increase in 2013.  Therefore, in an effort to reduce the tax burden on stockholders, management and the Board of Directors agreed that it would be appropriate to pay a third dividend in 2012 in lieu of the first semi-annual dividend in 2013.

Management and the Board of Directors of the Company believe that the dividend level is prudent to maintain available capital to support the continued growth of the Company, as well as to manage the Company’s and the Bank’s capital ratios, while providing a dividend yield (dividend per share divided by stock price) competitive with peers in the industry at an annualized rate of 2.67% at December 31, 2014.

Included in stockholders’ equity was accumulated other comprehensive income which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale.  Net unrealized gains after tax were $0.9 million, or $0.22 per share of common stock, at December 31, 2014, as compared to net unrealized gains on available-for-sale investment securities after tax of $0.2 million, and $0.05 per share of common stock, at December 31, 2013.  Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.  The Company had no other-than-temporary impairment charges in its investment portfolio in 2014 or 2013.

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

ALCO, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities.  When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank's exposure to interest rate risk through the use of on or off-balance sheet financial instruments.  Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the purchase of other financial instruments used for interest rate risk management purposes.  In 2013 and 2014, the Bank did not use off-balance sheet financial instruments to manage interest rate risk.

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated increase
	in projected annual net interest income
	(in thousands)

	December 31, 2014	December 31, 2013
Changes in interest rates

+200 basis points	$531	$789
+100 basis points	1,149	1,263

-100 basis points	NM	NM
-200 basis points	NM	NM

Many assumptions are utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income.  The more significant assumptions relate to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities.  The Bank also assumes immediate changes in rates, including 100 and 200 basis point rate changes.  In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts, such that interest rates cannot be less than zero.  These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. At December 31, 2014 the Bank's projected net interest income benefitted more from a 100 basis point increase in market rates compared with a 200 basis point increase in rates.  This relationship was due in part to expected increases in deposit rates needed to retain deposit customers if rates moved up 200 basis points but were not required if rates only moved 100 basis points higher.  Continued decreases in market interest rates during 2014 produced a greater sensitivity of customers to any level of market interest rate increases, therefore projecting a more proportional relationship to increased changes in rates at December 31, 2014.  In regards to the declining rate scenarios, management believes that projections using such significant decreases in interest rates is not meaningful based on the current low interest rate environment.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table, and changes in such amounts, are not considered significant to the Bank’s projected net interest income.

Financial instruments with off-balance sheet risk at December 31, 2014 included $155.0 million in undisbursed lines of credit at an average interest rate of 3.95%; $11.2 million in fixed rate loan origination commitments at 4.47%; $34.5 million in adjustable rate loan origination commitments at 2.90%; and $2.4 million in adjustable rate letters of credit, which if drawn upon, would typically earn an interest rate equal to the prime lending rate plus 2%.  Unused overdraft protection lines totaled $11.5 million, which if drawn upon, would also typically earn an interest rate equal to the prime lending rate plus 2%.

The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity year ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(in thousands)
Interest - Assets
Gross loan and lease
receivables	$42,611	$49,482	$32,040	$38,809	$58,181	$474,541	$695,664	$685,148
Average interest	4.37%	4.56%	4.52%	4.68%	4.76%	4.55%	4.56%	4.56%

Investment securities	$8,734	$4,761	$3,626	$7,639	$8,268	$64,105	$97,133	$97,107
Average interest	3.18%	4.23%	3.12%	3.27%	3.25%	2.84%	3.01%	3.01%

Interest -Liabilities
Interest bearing
deposits	$496,883	$21,297	$11,218	$6,304	$13,302	$-	$549,004	$568,772
Average interest	0.61%	1.59%	1.12%	1.09%	1.91%	-%	0.78%	0.78%

Borrowed funds
& securities sold
under agreements to
repurchase	$13,700	$-	$-	$-	$-	$-	$13,700	$13,700
Average interest	0.32%	-%	-%	-%	-%	-%	0.32%	0.32%

Junior subordinated
debt	$-	$-	$-	$-	$-	$11,330	$11,330	$11,330
Average interest	-%	-%	-%	-%	-%	2.96%	2.96%	2.96%

When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities, increases or decreases.  As a part of the Company’s asset/liability policy, the Company has set limitations on the acceptable level of the negative impact of such rate fluctuations on the market value of the Company’s balance sheet.  The Bank’s securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per ASC Topic 320 “Investments – Debt and Equity Securities.”  At December 31, 2014, the impact to equity, net of tax, as a result of marking available for sale securities to market was an unrealized gain of $0.9 million.  On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 200 basis points.  At December 31, 2014, the Company determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements.  The Company’s and the Bank’s capital ratios are also reviewed by management on a quarterly basis.

Capital Expenditures

Significant planned expenditures for 2015 include the purchase of technology to improve workflow automation and operational efficiency.  The Company believes it has a sufficient capital base to support these known and potential capital expenditures, currently expected to total $1.5 million, with current assets.

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

The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank.  This includes the operations of SDS and ENL.  The net income from banking activities was $6.9 million in 2014 compared with $6.6  million in 2013.  The increase in net income from banking activities was driven primarily by the net interest income, which increased from $28.7 million in 2013 to $31.2 million in 2014.  Total assets of the banking activities segment increased $13.9 million or 1.7% during 2014 to $837.9 million at December 31, 2014, due primarily to strong loan growth.

The insurance activities segment includes activities of TEA, a property and casualty insurance agency with locations in the Western New York area.  Net income from insurance activities was $1.3 million in 2014, flat when compared with 2013 net income from insurance activities of $1.3 million as a result a decrease in insurance service and fees and an offsetting decrease in amortization expense.  TEA’s total assets were $8.9 million at December 31, 2014, compared with $9.5 million at December 31, 2013.

Fourth Quarter Results

Net income of $2.3 million in the fourth quarter of 2014 was up from $1.7 million in the fourth quarter of 2013, due to increased net interest income from our core business.  Return on average equity was 10.79% for the fourth quarter of 2014 compared with 8.35% in the fourth quarter of 2013.

Net interest income was $8.4 million for the fourth quarter, an increase of $1.1 million, or 14.9%, from the prior-year period and up $0.8 million, or 9.9%, from the trailing third quarter of 2014.  Approximately $0.6 million of accelerated fee income due to two commercial loan payoffs was recognized in the fourth quarter.  Growth in loans drove the remaining increase over both the prior-year period and the trailing quarter.

Net interest margin of 4.32% improved 47 basis points over the 2013 fourth quarter rate of 3.85%, and 35 basis points over the trailing third quarter rate of 3.97%. Excluding the loan fees of $0.6 million mentioned previously, the adjusted fourth quarter net interest margin was 4.03%. This adjusted increase in net interest margin from the prior-year period was due to a 4 basis point decrease in pricing on the Bank’s interest bearing liabilities, combined with a 13 basis point increase in the yield on interest-earning assets as lower interest-earning fed funds were invested into higher yielding loans.

The provision for loan and lease losses was $0.6 million in the 2014 fourth quarter, up from $0.2 million in the prior-year period. When compared with the trailing third quarter of 2014, the provision increased by $248 thousand.  The increase over both periods was due to growth in the commercial loan portfolio and an increase in non-performing loans.

Fourth quarter non-interest income was $0.3 million, down $2.7 million from the prior-year period, primarily due to a $2.6 million loss on a tax credit investment in a community-based project.  The loss on the tax credit investment was offset by a corresponding tax reduction of $3.0 million, resulting in a net benefit of $0.4 million realized in the quarter.  Insurance agency revenue of $1.5 million was down 3.4% from the 2013 fourth quarter, due mostly to decreases in personal insurance revenue.

Total non-interest expense was $7.8 million for the fourth quarter, an increase of 1.5% from the prior-year period.  Personnel expenses, the largest expense item for the Company, were up $0.2 million, or 4.1%, from the last year’s fourth quarter, and reflect annual merit increases and personnel hires to support the Company’s growth strategy. Disciplined expense management resulted in an aggregated decrease in all other expense categories of $72 thousand compared with the 2013 fourth quarter.

An income tax benefit of $1.9 million was recognized for the fourth quarter, compared to an income tax expense of $0.8 million in the prior-year period.  The difference was driven by a $3.0 million tax credit benefit realized in the fourth quarter of 2014 relating to the historic tax credit investment in a community project, as discussed above.  Excluding the impact of the historic tax credit and the write-off of the tax credit investment recognized in non-interest income, the current quarter effective tax rate was 35.6% compared with an effective tax rate of 31.3% in the fourth quarter of 2013.  The increase in tax rate was primarily due to lower tax exempt income as a percentage of total income.

Total assets grew 1.6% to $846.8 million at December 31, 2014 from $833.5 million on December 31, 2013, and were up 0.7% from $841.4 million at the end of the 2014 third quarter.  Loans of $695.7 million grew 7.5% from $647.0 million at December 31, 2013 and were up 1.5% from $685.3 million at September 30, 2014.  The increase over both periods was mostly due to growth in the commercial real estate and commercial and industrial loan portfolios.

Investment securities were $100.1 million at December 31, 2014, down 4.6% from the end of fourth quarter 2013 and down 4.0% from the trailing 2014 third quarter.

Total deposits increased $1.0 million, or 0.1%, to $707.6 million at December 31, 2014 from $706.6 million at December 31, 2013, but decreased $2.2 million, or 0.3%, from the 2014 third quarter-end mainly due to decreases in savings and time deposit balances.  The year-over-year growth was mainly attributable to increases in demand deposits and NOW accounts, which increased $18.7 million, or 13.3%, and $6.7 million, or 10.2%, respectively, over the prior year-end. This growth was largely offset by a $27 million decrease in savings deposits in the same period.

The ratio of non-performing loans and leases to total loans and leases decreased to 1.52% at December 31, 2014 from 2.12% at December 31, 2013, but was up from 0.79% at September 30, 2014.  The increase in the fourth quarter of 2014 was due to a $5.2 million increase in non-performing loans and leases due to a single large commercial loan.

There were net recoveries in the fourth quarter, resulting in a negligible ratio of net charge offs to average total loans and leases.  This was a change from net recoveries of 0.15% in the fourth quarter of 2013 and from net recoveries of 0.06% in the third quarter of 2014.

The ratio of the allowance for loan and lease losses to total loans and leases was 1.80% at December 31, 2014 compared with 1.74% at September 30, 2014 and 1.78% at December 31, 2013.  The coverage ratio was 118.3% at December 31, 2014 compared with 221.7% at the end of the trailing third quarter and 83.8% at the end of the 2013 fourth quarter.  The increase from the trailing third quarter was driven by a $5.2 million increase in non-performing loans during the fourth quarter of 2014.

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

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Evans Bancorp, Inc. and subsidiaries (the “Company”).  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework  (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The Company's consolidated financial statements for the fiscal year ended December 31, 2014 were audited by KPMG LLP, an independent registered public accounting firm.  KPMG LLP also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, as stated in their report, which appears in the "Report of Independent Registered Public Accounting Firm" immediately following this annual report of management.

EVANS BANCORP, INC. AND SUBSIDIARIES

/s/ David J. Nasca

David J. Nasca

President and Chief Executive Officer

/s/ Gary A. Kajtoch

Gary A. Kajtoch

Treasurer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Evans Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Buffalo, NY
March 9, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Evans Bancorp, Inc.:

We have audited Evans Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014, and our report dated March 9, 2015 expressed an unqualified opinion on those consolidated financial statements.

Buffalo, NY
March 9, 2015

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 and 2013
(in thousands, except share and per share amounts)
	December 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$8,784	$14,698
Interest-bearing deposits at banks	2,114	27,256
Securities:
Available for sale, at fair value (amortized cost: $94,048 at December 31, 2014;	95,533	99,665
$99,353 at December 31, 2013)
Held to maturity, at amortized cost (fair value: $1,574 at December 31, 2014;	1,599	2,384
$2,319 at December 31, 2013)
Federal Home Loan Bank common stock, at amortized cost	1,439	1,364
Federal Reserve Bank common stock, at amortized cost	1,486	1,467

Loans and leases, net of allowance for loan and lease losses of $12,533 at December 31, 2014
and $11,503 at December 31, 2013	683,131	635,493
Properties and equipment, net of accumulated depreciation of $15,129 at December 31, 2014
and $14,226 at December 31, 2013	10,224	11,163
Goodwill	8,101	8,101
Intangible assets	-	108
Bank-owned life insurance	20,415	19,840
Other assets	13,983	11,959
TOTAL ASSETS	$846,809	$833,498

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$158,631	$139,973
NOW	72,670	65,927
Regular savings	363,542	390,575
Time	112,792	110,137
Total deposits	707,635	706,612

Securities sold under agreement to repurchase	13,778	13,351
Other short term borrowings	13,700	9,000
Other liabilities	14,578	12,493
Junior subordinated debentures	11,330	11,330
Total liabilities	761,021	752,786

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized;
4,241,797 and 4,208,459 shares issued at December 31, 2014 and December 31, 2013, respectively, and 4,203,684 and 4,201,362 outstanding at December 31, 2014
and December 31, 2013, respectively	2,123	2,106
Capital surplus	43,102	42,619
Treasury stock, at cost, 38,113 shares and 4,906 at December 31, 2014 and
December 31, 2013, respectively	(751)	(120)
Retained earnings	42,822	37,370
Accumulated other comprehensive loss, net of tax	(1,508)	(1,263)
Total stockholders' equity	85,788	80,712

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$846,809	$833,498

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(in thousands, except share and per share amounts)
	2014	2013	2012
INTEREST INCOME
Loans and leases	$31,899	$29,546	$30,300
Interest bearing deposits at banks	33	132	53
Securities:
Taxable	1,816	1,666	1,871
Non-taxable	967	1,060	1,153
Total interest income	34,715	32,404	33,377
INTEREST EXPENSE
Deposits	3,058	3,296	4,546
Other borrowings	237	436	703
Junior subordinated debentures	321	325	348
Total interest expense	3,616	4,057	5,597
NET INTEREST INCOME	31,099	28,347	27,780
PROVISION (CREDIT) FOR LOAN AND LEASE LOSSES	1,229	1,540	(68)
NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	29,870	26,807	27,848
NON-INTEREST INCOME
Bank charges	1,839	2,039	1,858
Insurance service and fees	7,131	7,211	6,966
Data center income	348	464	456
Gain on loans sold	203	25	464
Bank-owned life insurance	574	508	489
Loss on tax credit investments	(2,596)	(1,555)	-
Interchange fee income	1,142	1,059	944
Gain on termination of loss sharing agreement	-	716	-
Other	1,632	1,694	1,646
Total non-interest income	10,273	12,161	12,823
NON-INTEREST EXPENSE
Salaries and employee benefits	18,844	17,755	17,304
Occupancy	2,868	3,010	2,785
Repairs and maintenance	732	723	769
Advertising and public relations	867	786	814
Professional services	1,819	1,892	1,925
Technology and communications	1,130	1,283	1,197
Litigation expense	1,000	-	-
Amortization of intangibles	108	221	349
FDIC insurance	553	576	521
Other	3,331	3,134	3,128
Total non-interest expense	31,252	29,380	28,792
INCOME BEFORE INCOME TAXES	8,891	9,588	11,879
INCOME TAX PROVISION	704	1,731	3,747
NET INCOME	$8,187	$7,857	$8,132

Net income per common share-basic	$1.96	$1.88	$1.96
Net income per common share-diluted	$1.92	$1.85	$1.95
Cash dividends per common share	$0.65	$0.26	$0.68
Weighted average number of common shares outstanding	4,186,786	4,189,769	4,144,322
Weighted average number of diluted shares outstanding	4,264,406	4,239,037	4,159,690

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(in thousands, except share and per share amounts)
	2014		2013		2012

NET INCOME		$8,187		$7,857		$8,132

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities	720		(2,266)		(77)
Less: Reclassification of gain on sale of securities	-		-		-
		720		(2,266)		(77)

Defined benefit pension plans:
Amortization of prior service cost	19		42		53
Amortization of actuarial assumptions	64		108		105
Actuarial gains (losses)	(1,048)		752		(326)
Total		(965)		902		(168)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX		(245)		(1,364)		(245)

COMPREHENSIVE INCOME		$7,942		$6,493		$7,887

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2011	$2,063	$41,275	$25,304	$346	$-	$68,988
Net Income			8,132			8,132
Other comprehensive income				(245)		(245)
Cash dividends ($0.68 per common share)			(2,825)			(2,825)
Stock options and restricted stock expense		305				305
Excess tax benefit from stock-based compensation		6				6
Issued 1,439 shares through stock option exercise	1	(1)				-
Issued 17,785 and reissued 380 shares under
dividend reinvestment plan	9	268				277
Issued 10,145 restricted shares, net of 1,348 forfeitures	6	(6)
Issued 16,831 shares under Employee Stock
Purchase Plan	8	182				190
Balance, December 31, 2012	$2,087	$42,029	$30,611	$101	$-	$74,828
Net Income			7,857			7,857
Other comprehensive (loss)				(1,364)		(1,364)
Cash dividends ($0.26 per common share)			(1,098)			(1,098)
Stock options and restricted stock expense		352				352
Excess tax expense from stock-based compensation		(9)				(9)
Issued 19,431 restricted shares, net of 2,191 forfeitures	9	(9)				-
Issued 13,455 shares under Employee Stock
Purchase Plan	7	184				191
Issued 4,100 shares through stock option exercise	2	55				57
Repurchased 13,032 shares into Treasury					(250)	(250)
Reissued 5,126 shares under dividend
reinvestment plan		3			99	102
Reissued 3,000 shares through stock
option exercise	1	14			31	46
Balance, December 31, 2013	$2,106	$42,619	$37,370	$(1,263)	$(120)	$80,712
Net Income			8,187			8,187
Other comprehensive income (loss)				(245)		(245)
Cash dividends ($0.65 per common share)			(2,735)			(2,735)
Stock options and restricted stock expense		465				465
Excess tax benefit from stock-based
compensation		87				87
Issued 20,517 restricted shares,
net of 5,998 forfeitures	11	(11)				-
Issued 12,821 shares in Employee Stock
Purchase Plan	6	232				238
Repurchased 59,800 shares in Treasury stock					(1,436)	(1,436)
Reissued 186 restricted shares		(4)			4	-
Reissued 11,265 shares under dividend
reinvestment plan		3			255	258
Reissued 23,331 shares through stock option exercise		(289)			546	257
Balance, December 31, 2014	$2,123	$43,102	$42,822	$(1,508)	$(751)	$85,788

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(in thousands)
	2014	2013	2012

OPERATING ACTIVITIES:
Interest received	$34,707	$32,176	$33,281
Fees received	12,505	14,786	12,004
Interest paid	(3,607)	(4,070)	(5,630)
Cash paid to employees and vendors	(29,418)	(28,667)	(26,603)
Cash contributed to pension plan	(110)	(185)	(370)
Income taxes paid	(2,858)	(1,902)	(3,200)
Proceeds from sale of loans held for resale	15,471	776	24,035
Originations of loans held for resale	(15,669)	187	(20,915)

Net cash provided by operating activities	11,021	13,101	12,602

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(15,379)	(27,055)	(32,767)
Proceeds from maturities, calls, and payments	20,217	15,750	40,349
Held to maturity securities:
Purchases	(618)	(941)	(3,118)
Proceeds from maturities, calls, and payments	1,403	2,302	3,176
Cash paid for bank owned life insurance	-	(4,000)	-
Additions to properties and equipment	(580)	(1,448)	(2,002)
Proceeds from sales of fixed assets	-	365	-
Purchase of tax credit investment	(1,912)	(225)	-
Net (increase) decrease in loans	(47,941)	(64,280)	(2,974)

Net cash (used in) provided by investing activities	(44,810)	(79,532)	2,664

FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings, net	5,128	(8,760)	101
Net increase in deposits	1,023	27,620	62,790
Dividends paid	(2,735)	(1,098)	(2,825)
Repurchase of treasury stock	(1,436)	(124)	-
Issuance of common stock	238	270	467
Reissuance of treasury stock	515	-	-

Net cash provided by financing activities	2,733	17,908	60,533

Net (decrease) increase in cash and equivalents	(31,056)	(48,523)	75,799

CASH AND CASH EQUIVALENTS:
Beginning of period	41,954	90,477	14,678

End of period	$10,898	$41,954	$90,477

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(in thousands)
	2014	2013	2012

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$8,187	$7,857	$8,132

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,573	1,996	2,125
Deferred tax (benefit) expense	(1,460)	(372)	539
Provision (credit) for loan and lease losses	1,229	1,540	(68)
Loss on tax credit investment	2,596	1,555	-
Gain on loans sold	(203)	(25)	(464)
Stock options and restricted stock expense	465	352	305
Proceeds from sale of loans held for resale	15,471	776	24,035
Originations of loans held for resale	(15,669)	187	(20,915)
Changes in assets and liabilities affecting cash flow:
Other assets	(2,919)	(2,119)	(1,062)
Other liabilities	1,751	1,354	(25)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$11,021	$13,101	$12,602

See Notes to Consolidated Financial Statements

12, 2011 AND 2010
EVANS BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During the twelve-month period ended December 31, 2014, the Company revised the Consolidated Statement of Cash Flows for the twelve-month period ended December 31, 2013 to correct errors of $1.7 million within the “Cash paid to employees and vendors”, “Net cash provided by operating activities”, “Net (increase)decrease in loans” and “Net cash (used in) provided by investing activities, $147 thousand in “Depreciation and amortization”, $1.8 million in “Change in other assets affecting cash flow” and $34 thousand in “Change in liabilities effecting cash flow” line items. In addition, the Company revised the Consolidated Statement of Cash Flows for the twelve-month period ended December 31, 2012 to correct errors of $1.5 million within the “Cash paid to employees and vendors”, “Net cash provided by operating activities”, “Net (increase) decrease in loans” and “Net cash (used in) provided by investing activities, $110 thousand in “Depreciation and amortization”, $2.2 million in “Change in other assets affecting cash flow” and $579 thousand in “Change in liabilities effecting cash flow” line items.  The Company has assessed the materiality of this correction and concluded, based on qualitative and quantitative considerations, in accordance with Staff Accounting Bulletin No. 99, that the adjustments were not material to our previously reported financial statements.

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

Securities which experience an other-than-temporary decline in fair value are written down to a new cost basis with the amount of the write-down, due to credit problems, included in earnings as a realized loss.  The new cost basis is not changed for subsequent recoveries in fair value.  Factors which management considers in determining whether an impairment in value of an investment is other than temporary include the period of time the securities were in a loss position, management’s intent and ability to hold securities until fair values recover to amortized cost or if it is considered more likely than not that the Company will have to sell the security, the extent to which fair value is less than amortized cost, the issuer’s financial performance and near term prospects, the financial condition and prospects for the issuer’s geographic region and industry, and recoveries or declines in fair value subsequent to the balance sheet date.  There were no charges associated with other-than-temporary impairment declines in fair value of securities in 2014 or 2013.

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

The Bank considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect principal or interest due according to the contractual terms of the loan.  These loans are individually assessed for any impairment.  Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, less costs to sell, if the loan is collateral dependent.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.  The Company has an appraisal policy in which appraisals are obtained upon a loan being downgraded on the Company’s internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired loans are either graded a 6 or 7 on the internal loan rating scale.  Subsequent to the downgrade, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Consumer installment loans and direct financing leases are collectively evaluated for impairment.  Since these loans and leases are not individually identified and evaluated, they are not considered impaired loans.  The one exception is for consumer loans and direct financing leases that are considered troubled debt restructurings (“TDR”) since all TDR loans and leases are considered impaired.

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

The Company’s consumer loans, including residential mortgages and home equities, are not individually risk rated or reviewed in the Company’s loan review process.  Consumers are not required to provide the Company with updated financial information as is a commercial customer.  Consumer loans also carry smaller balances.  Given the lack of updated information since the initial underwriting of the loan and small size of individual loans, the Company does not have credit risk ratings for consumer loans and instead uses delinquency status as the credit quality indicator for consumer loans.  However, once a consumer loan is identified as impaired, it is individually evaluated for impairment.

 Allowance for Loan and Lease Losses

The provision for loan and lease losses represents the amount charged against the Bank’s earnings to maintain an allowance for probable loan and lease losses inherent in the portfolio based on management’s evaluation of the loan and lease portfolio at the balance sheet date. Factors considered by the Bank’s management in establishing the allowance include: the collectability of individual loans, current loan concentrations, charge-off history, delinquent loan percentages, the fair value of the collateral, input from regulatory agencies, and general economic conditions.

On a quarterly basis, management of the Bank meets to review and determine the adequacy of the allowance for loan and lease losses. In making this determination, the Bank’s management analyzes the ultimate collectability of the loans in its portfolio by incorporating feedback provided by the Bank’s internal loan staff, an independent internal loan review function and information provided by examinations performed by regulatory agencies.

The analysis of the allowance for loan and lease losses is composed of two components: specific credit allocation and general portfolio allocation. The specific credit allocation includes a detailed review of each impaired loan and allocation is made based on this analysis.  Factors may include the appraisal value of the collateral, the age of the appraisal, the type of collateral, the performance of the loan to date, the performance of the borrower’s business based on financial statements, and legal judgments involving the borrower.  The general portfolio allocation consists of an assigned reserve percentage based on the historical loss experience, the loss emergence period, and other quantitative and qualitative factors of the loan category.

The general portfolio allocation is segmented into pools of loans with similar characteristics.  Separate pools of loans include loans pooled by loan grade and by portfolio segment.  Loans graded a 5 or worse (“criticized loans”) that exceed an exposure threshold are evaluated by the Company’s credit department to determine if the collateral for the loan is worth less than the loan.  All of these “shortfalls” are added together and divided by the respective loan pool to calculate a current quantitative factor applied to the respective pool, as this represents a potential loss exposure.  The current quantitative factor is then included within an analysis of historical quantitative factors, and a weighted average and loss emergence period multiplier is applied against these loan pools.  These loans are not considered individually impaired because the cash flow of the customer and the payment history of the loan suggest that it is not probable that the Company will be unable to collect the full amount of principal and interest as contracted and are thus still accruing interest.

Loans that are graded 4 or better (“non-criticized loans”) are reserved in separate loan pools in the general portfolio allocation.  A weighted average 5-year historical charge-off ratio and a loss emergence period by portfolio segment is calculated and applied against these loan pools.

For both the criticized and non-criticized loan pools in the general portfolio allocation, additional qualitative factors are applied.  The qualitative factors applied to the general portfolio allocation reflect management’s evaluation of various conditions.  The conditions evaluated include the following: industry and regional conditions; seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the business cycle; existing general economic and business conditions in the lending areas; credit quality trends in non-accruing loans; timing of the identification of downgrades; historical loan charge-off experience; and the results of bank regulatory examinations.  Due to the nature of the loans, the criticized loan pools carry significantly higher qualitative factors than the non-criticized pools.

Foreclosed Real Estate

Foreclosed real estate is initially recorded at the lower of carrying or fair value (net of costs of disposal) at the date of foreclosure.  Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.  Assessments are periodically performed by management, and an allowance for losses is established through a charge to operations if the carrying value of a property exceeds fair value.  The Company held no foreclosed real estate at December 31, 2014 or December 31, 2013.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, "Intangibles – Goodwill and Other."  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired.  The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired.  A reporting unit is defined as any distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by the segment’s management.  The only reporting unit with goodwill as of December 31, 2014 was the insurance agency activities reporting unit.

The fair value of the insurance agency activities reporting unit is measured annually as of December 31st utilizing the average of a discounted cash flow model and a market value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for similar companies.  The calculated value of the insurance agency reporting unit was substantially in excess of the carrying amount at December 31, 2014.  A review of the period subsequent to the measurement date is performed to determine if there were any significant adverse changes in operations or events that would alter our determination as of the measurement date.  The Company has performed the required goodwill impairment tests and has determined that goodwill was not impaired as of December 31, 2014.

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

Net Income Per Share

Net income per common share is determined by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options and immediate vesting of restricted shares.  Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share.  There were 77,620,  49,268,  and 15,368 potentially dilutive shares of common stock included in calculating diluted earnings per share for the years ended December 31, 2014, 2013, and 2012, respectively.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive.  In accordance with ASC Topic 260, "Earnings Per Share," these shares were not included in calculating diluted earnings per share.  As of December 31, 2014, 2013, and 2012, there were 9 thousand, 42 thousand, and 157 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive.

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

The Bank maintains a defined contribution 401(k) plan and accrues contributions due under this plan as earned by employees.  In addition, the Bank maintains a non-qualified Supplemental Executive Retirement Plan for certain members of senior management, a non-qualified Deferred Compensation Plan for directors and certain members of management, and a non-qualified Executive Incentive Retirement Plan for certain members of management, as described more fully in Note 11 to these Consolidated Financial Statements, “Employee Benefits and Deferred Compensation Plans.”

Stock-based Compensation

Stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date value of the stock-based compensation that is expected to vest.  Information on the determination of the estimated value of stock-based awards used to calculate stock-based compensation expense is included in Note 12 to these Consolidated Financial Statements, “Stock-Based Compensation.”

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

New Accounting Standards

The following significant accounting pronouncements effective for the Company in 2014:

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

2.SECURITIES

The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2014
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$26,687	$305	$(275)	$26,717
States and political subdivisions	30,182	927	(49)	31,060
Total debt securities	$56,869	$1,232	$(324)	$57,777

Mortgage-backed securities:
FNMA	$14,653	$516	$(15)	$15,154
FHLMC	5,901	121	(64)	5,958
GNMA	6,014	143	(27)	6,130
CMO	10,611	42	(139)	10,514
Total mortgage-backed securities	$37,179	$822	$(245)	$37,756

Total securities designated as available for sale	$94,048	$2,054	$(569)	$95,533

Held to Maturity:
Debt securities
States and political subdivisions	$1,599	$7	$(32)	$1,574

Total securities designated as held to maturity	$1,599	$7	$(32)	$1,574

	2013
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$32,176	$439	$(623)	$31,992
States and political subdivisions	31,266	802	(188)	31,880
Total debt securities	$63,442	$1,241	$(811)	$63,872

Mortgage-backed securities:
FNMA	$13,204	$354	$(57)	$13,501
FHLMC	7,156	109	(147)	7,118
GNMA	7,570	99	(96)	7,573
CMO	7,981	9	(389)	7,601
Total mortgage-backed securities	$35,911	$571	$(689)	$35,793

Total securities designated as available for sale	$99,353	$1,812	$(1,500)	$99,665

Held to Maturity:
Debt securities
States and political subdivisions	$2,384	$6	$(71)	$2,319

Total securities designated as held to maturity	$2,384	$6	$(71)	$2,319

Available for sale securities with a total fair value of $68.8 million and $71.1 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at December 31, 2014 and 2013, respectively.

The scheduled maturity of debt and mortgage-backed securities at December 31st of the respective years is summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	2014		2013
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$8,172	$8,256	$447	$454
Due after one year through five years	22,118	22,597	23,732	24,419
Due after five years through ten years	20,517	20,589	31,450	30,946
Due after ten years	6,062	6,335	7,813	8,053
	56,869	57,777	63,442	63,872

Mortgage-backed securities
available for sale	37,179	37,756	35,911	35,793

Total available for sale securities	$94,048	$95,533	$99,353	$99,665

Debt securities held to maturity:

Due in one year or less	$478	$477	$1,023	$1,020
Due after one year through five years	77	78	178	179
Due after five years through ten years	932	914	1,064	1,015
Due after ten years	112	105	119	105
	1,599	1,574	2,384	2,319

Total held to maturity securities	$1,599	$1,574	$2,384	$2,319

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years, however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no realized gains and losses from gross sales of securities in 2014, 2013 or 2012.

Information regarding unrealized losses within the Company’s available for sale securities at December 31st of the respective years is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	2014

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$3,906	$(26)	$7,751	$(249)	$11,657	$(275)
States and political subdivisions	4,752	(9)	1,902	(40)	6,654	(49)
Total debt securities	$8,658	$(35)	$9,653	$(289)	$18,311	$(324)

Mortgage-backed securities:
FNMA	$1,498	$(10)	$1,731	$(5)	$3,229	$(15)
FHLMC	-	-	1,482	(64)	1,482	(64)
GNMA	-	-	2,079	(27)	2,079	(27)
CMO'S	1,722	(11)	4,290	(128)	6,012	(139)
Total mortgage-backed securities	$3,220	$(21)	$9,582	$(224)	$12,802	$(245)

Held To Maturity:
Debt securities:
States and political subdivisions	$371	$(1)	$556	$(31)	$927	$(32)

Total temporarily impaired
securities	$12,249	$(57)	$19,791	$(544)	$32,040	$(601)

	2013

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$10,553	$(486)	$1,863	$(137)	$12,416	$(623)
States and political subdivisions	7,953	(150)	590	(38)	8,543	(188)
Total debt securities	$18,506	$(636)	$2,453	$(175)	$20,959	$(811)

Mortgage-backed securities:
FNMA	$4,819	$(57)	$21	$-	$4,840	$(57)
FHLMC	2,677	(46)	1,700	(101)	4,377	(147)
GNMA	2,751	(96)	-	-	2,751	(96)
CMO'S	6,466	(389)	-	-	6,466	(389)
Total mortgage-backed securities	$16,713	$(588)	$1,721	$(101)	$18,434	$(689)

Held To Maturity:
Debt securities:
States and political subdivisions	$1,210	$(24)	$504	$(47)	$1,714	$(71)

Total temporarily impaired
securities	$36,429	$(1,248)	$4,678	$(323)	$41,107	$(1,571)

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2014 and 2013 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.  The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

The Company did not record any other-than-temporary impairment charges in 2014 or 2013,  and gross unrealized losses amounted to only $0.6 million at December 31, 2014.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government agencies such as the Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance going forward.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY.  At December 31, 2014, the Company had a total of $13.7 million in borrowed funds with FHLBNY.  The Company has sufficient collateral in the form of residential real estate loans at FHLBNY.  As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY.  The Bank held FHLBNY stock with a carrying value of $1.4 million as of December 31, 2014 and December 31, 2013, respectively.

3.LOANS AND LEASES, NET

Major categories of loans and leases at December 31, 2014 and 2013 are summarized as follows:

	2014	2013
Mortgage loans on real estate:	(in thousands)
Residential Mortgages	$98,374	$94,027
Commercial and multi-family	363,252	361,247
Construction-Residential	721	1,509
Construction-Commercial	40,986	23,902
Home equities	59,948	57,228
Total real estate loans	563,281	537,913

Commercial and industrial loans	129,456	106,952
Consumer loans	1,764	938
Other	404	323
Net deferred loan origination costs	759	870
Total gross loans	695,664	646,996

Allowance for loan losses	(12,533)	(11,503)

Loans, net	$683,131	$635,493

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

The Bank, in its normal course of business, sells certain residential mortgages which it originates to FNMA.  The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon.   The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.  This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk.  At December 31, 2014 and 2013, the Company had approximately $71.6 million and $63.5 million, respectively, in unpaid principal balances of loans that it services for FNMA.  For the years ended December 31, 2014 and 2013, the Company sold $15.3 million and $0.8 million, respectively, in loans to FNMA and realized gains on those sales of $203 thousand and $25 thousand, respectively.  Gains or losses recognized upon the sale of loans are determined on a specific identification basis.  The Company had a related asset of approximately $0.5 million for the servicing portfolio rights as of December 31, 2014 and 2013.  There were $0.4 million in loans held for sale at December 31, 2014 compared with no loans held for sale at December 31, 2013.  Loans held for sale are typically in the portfolio for less than a month.  As a result, the carrying value approximates fair value.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

Due to the lack of foreclosure activity and absence of any ongoing litigation at December 31, 2014 and 2013, the Company had no accrual for loss contingencies or potential costs associated with foreclosure-related activities at those dates.

Commercial and Multi-Family Mortgages and Commercial Construction Loans: Commercial real estate loans are made to finance the purchases of real estate with completed structures or in the midst of being constructed. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, hotels, retail stores or plazas, healthcare facilities, and other non-owner-occupied facilities.  These loans are generally less risky than commercial and industrial loans, since they are secured by real estate and buildings. The Company offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis.  Many of these mortgage loans either mature or are subject to a rate call after three to five years.  The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition, and the underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property.  Construction loans have a unique risk, because they are secured by an incomplete dwelling.

As of December 31, 2014, there were $179.1 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for borrowings.

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

Commercial and Industrial Loans: These loans generally include term loans and lines of credit.  Such loans are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and equipment purchases.  As a general practice, a collateral lien is placed on equipment or other assets owned by the borrower.   These loans generally carry a higher risk than commercial real estate loans based on the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable.  To reduce the risk, management also attempts to secure real estate as collateral and obtain personal guarantees of the borrowers.  To further reduce risk and enhance liquidity, these loans generally carry variable rates of interest, re-pricing in three- to five-year periods, and have a maturity of five years or less.  Lines of credit generally carry floating rates of interest (e.g., prime plus a margin).

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

Other Loans:  These loans included $0.1 million at December 31, 2014 and $0.2 million at December 31, 2013 of overdrawn deposit accounts classified as loans.

Net loan commitment fees are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period.

The Company maintains an allowance for loan and lease losses in order to capture the probable losses inherent in its loan and lease portfolio.  There is a risk that the Company may experience significant loan and lease losses in 2015 and beyond which could exceed the allowance for loan and lease losses.  This risk is heightened by the current uncertain and adverse economic conditions.  If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan and lease losses or recognize further loan and lease charge-offs, the Company may have to increase its allowance for loan and lease losses or loan and lease charge-offs which could have a material adverse effect on the Company's operating results and financial condition.  There can be no assurance that the Company's allowance for loan and lease losses will be adequate to protect the Company against loan and lease losses that it may incur.

Changes in the allowance for loan and lease losses for the years ended December 31, 2014, 2013 and 2012 follow:

	2014	2013	2012
	(in thousands)
Balance, beginning of year	$11,503	$9,732	$11,495
Provisions for loan and lease losses	1,229	1,540	(68)
Recoveries	863	942	225
Loans and leases charged off	(1,062)	(711)	(1,920)
Balance, end of year	$12,533	$11,503	$9,732

The following tables summarize the allowance for loan and lease losses, as of December 31, 2014 and 2013, respectively, by portfolio segments.  The segments presented are at the level management uses to assess and monitor the risk and performance of the portfolio.  The Company does not currently consider other factors such as industry and geography in assessing the loan portfolio.

2014

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$4,489	$4,912	$37	$1,038	$878	$-	$149	$11,503
Charge-offs	(957)	(57)	(46)	-	(2)	-	-	(1,062)
Recoveries	574	58	40	18	-	173	-	863
Provision	790	737	47	(115)	(57)	(173)	-	1,229
Ending balance	$4,896	$5,650	$78	$941	$819	$-	$149	$12,533

Allowance for loan
and lease losses:
Ending balance:
Individually evaluated
for impairment	$988	$274	$48	$3	$-	$-	$-	$1,313
Collectively evaluated
for impairment	3,908	5,376	30	938	819	-	149	11,220
Total	$4,896	$5,650	$78	$941	$819	$-	$149	$12,533

Loans and leases:
Ending balance:
Individually evaluated
for impairment	$5,718	$5,817	$48	$2,535	$911	$-	$-	$15,029
Collectively evaluated
for impairment	123,738	398,421	2,120	96,560	59,037	-	-	679,876
Total	$129,456	$404,238	$2,168	$99,095	$59,948	$-	$-	$694,905

Note: Loan and lease balances do not include $759 thousand in net deferred loan and lease originations as of December 31, 2014.

* includes construction loans

** includes other loans

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

*  includes construction loans

** includes other loans

The national economy continued to slowly shows signs of improvement in 2014, with national and state unemployment improving from 6.7% and 7.1%, respectively, as of December 31, 2013 to  5.6% and 5.8%, respectively, as of December 31, 2014.  However, the unemployment rate remains above historical standards and other economic indicators such as GDP growth continue to reflect gradual improvement in the economy.  Although the economy has yielded signs of improvement, management did not significantly impact the provision for loan losses specifically related to the current economic environment. The current year provision for loans was primarily driven by loan growth and an increase in criticized commercial real estate loans in 2014.

The following table provides data, at the class level, of credit quality indicators of certain loans and leases, as of December 31, 2014 and 2013, respectively:

December 31, 2014
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$29,421	$299,798	$329,219	$83,789
4	10,492	50,691	61,183	30,223
5	1,073	7,853	8,926	8,662
6	-	4,757	4,757	6,613
7	-	153	153	169
Total	$40,986	$363,252	$404,238	$129,456

December 31, 2013
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$19,086	$297,819	$316,905	$78,294
4	3,283	47,584	50,867	15,194
5	-	4,028	4,028	9,468
6	1,533	11,479	13,012	3,744
7	-	337	337	252
Total	$23,902	$361,247	$385,149	$106,952

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

The Company’s consumer loans, including residential mortgages and home equities, are not individually risk rated or reviewed in the Company’s loan review process.  Consumers are not required to provide the Company with updated financial information as differentiated from the requirements for the Company’s commercial customers.  Consumer loans are also smaller in balances.  Given the lack of updated information since the initial underwriting of the loan and small size of individual loans, the Company uses the delinquency status as the credit quality indicator for consumer loans.  The delinquency table is shown below.  The Company does not lend to sub-prime borrowers.  Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are placed in non-accrual status.

Once a consumer loan reaches 60 days past due, management orders an appraisal and runs a credit report on the borrower.  If the loan is placed in nonaccrual status, an impairment test is performed.  The book value of the loan is compared to the collateral value as determined by an independent appraisal, discounted for potential selling costs, appraisal age, or other factors particular to the property or borrower.  In order to perform the impairment test, management determines the amount of the senior liens held by other lenders in the cases in which the Company holds a junior lien.  When the Company is not in the first lien position, the collateral value is more heavily discounted to account for the increased risk.

The following table provides an analysis of the age of the recorded investment in loans and leases that were past due as of December 31, 2014 and 2013, respectively:

December 31, 2014
(in thousands)
								Non-accruing
				Total Past	Current	Total	90+ Days	Loans and
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Leases

Commercial and
industrial	$153	$60	$274	$487	$128,969	$129,456	$-	$5,500
Residential real estate:
Residential	848	158	682	1,688	96,686	98,374	-	1,296
Construction	-	-	-	-	721	721	-	-

Commercial real estate:
Commercial	4,201	3,115	513	7,829	355,423	363,252	-	3,162
Construction	8	-	201	209	40,777	40,986	201	-
Home equities	594	120	192	906	59,042	59,948	-	415
Direct financing leases	-	-	-	-	-	-	-	-
Consumer	13	1	-	14	1,750	1,764	-	17
Other	-	-	-	-	404	404	-	-
Total Loans	$5,817	$3,454	$1,862	$11,133	$683,772	$694,905	$201	$10,390

December 31, 2013
(in thousands)
								Non-accruing
				Total Past	Current	Total	90+ Days	Loans and
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Leases

Commercial and
industrial	$197	$447	$358	$1,002	$105,950	$106,952	$-	$2,970
Residential real estate:
Residential	392	72	915	1,379	92,648	94,027	-	1,376
Construction	-	-	-	-	1,509	1,509	-	-

Commercial real estate:
Commercial	6,976	1,050	75	8,101	353,146	361,247	-	8,873
Construction	-	-	-	-	23,902	23,902	-	-
Home equities	100	267	76	443	56,785	57,228	-	447
Direct financing leases	1	2	47	50	-	-	-	47
Consumer	1	21	-	22	916	938	-	20
Other	-	-	-	-	323	323	-	-
Total Loans	$7,667	$1,859	$1,471	$10,997	$635,179	$646,126	$-	$13,733

The following table provides data, at the class level, of impaired loans and leases:

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,017	$1,022	$-	$1,096	$9	$66

Residential real estate:
Residential	2,264	2,435	-	2,271	37	68
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	2,103	2,208	-	2,139	33	91
Construction	1,074	1,074	-	1,169	-	44

Home equities	911	950	-	917	17	22

Direct financing leases	-	-	-	-	-	-

Consumer	-	-	-	-	-	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$7,369	$7,689	$-	$7,592	$96	$291

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$4,701	$4,734	$988	$4,701	$64	$234

Residential real estate:
Residential	271	285	3	271	20	-
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	2,640	2,785	274	2,708	96	50
Construction	-	-	-	-	-	-

Home equities	-	-	-	-	-	-

Direct financing leases	-	-	-	-	-	-

Consumer	48	60	48	49	5	6

Other	-	-	-	-	-	-

Total impaired loans and leases	$7,660	$7,864	$1,313	$7,729	$185	$290

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$5,718	$5,756	$988	$5,797	$73	$300
	-	-	-	-	-	-
Residential real estate:
Residential	2,535	2,720	3	2,542	57	68
Construction	-	-	-	-	-	-
	-	-	-	-	-	-
Commercial real estate:
Commercial	4,743	4,993	274	4,847	129	141
Construction	1,074	1,074	-	1,169	-	44
	-	-	-	-	-	-
Home equities	911	950	-	917	17	22
	-	-	-	-	-	-
Direct financing leases	-	-	-	-	-	-
	-	-	-	-	-	-
Consumer	48	60	48	49	5	6
	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total impaired loans and leases	$15,029	$15,553	$1,313	$15,321	$281	$581

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,247	$1,352	$-	$1,405	$100	$59

Residential real estate:
Residential	1,331	1,460	-	1,388	61	9
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	9,937	10,288	-	9,832	302	109
Construction	599	599	-	707	-	26

Home equities	408	438	-	402	19	4

Direct financing leases	26	27	-	29	-	-

Consumer	-	-	-	-	-	-

Other	-	-	-	-	-	-

Total impaired loans and leases	$13,548	$14,164	$-	$13,763	$482	$207

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$3,141	$3,191	$1,187	$3,577	$60	$108

Residential real estate:
Residential	621	624	47	622	10	27
Construction	-	-	-	-	-	-

Commercial real estate:
Commercial	584	650	70	604	6	26
Construction	934	934	146	934	-	33

Home equities	39	39	39	39	-	2

Direct financing leases	-	-	-	-	-	-

Consumer	20	29	20	11	3	2

Other	-	-	-	-	-	-

Total impaired loans and leases	$5,339	$5,467	$1,509	$5,787	$79	$198

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$4,388	$4,543	$1,187	$4,982	$160	$167
	-	-	-	-	-	-
Residential real estate:
Residential	1,952	2,084	47	2,010	71	36
Construction	-	-	-	-	-	-
	-	-	-	-	-	-
Commercial real estate:
Commercial	10,521	10,938	70	10,436	308	135
Construction	1,533	1,533	146	1,641	-	59
	-	-	-	-	-	-
Home equities	447	477	39	441	19	6
	-	-	-	-	-	-
Direct financing leases	26	27	-	29	-	-
	-	-	-	-	-	-
Consumer	20	29	20	11	3	2
	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total impaired loans and leases	$18,887	$19,631	$1,509	$19,550	$561	$405

There were $7.4 million in impaired loans with no related allowance at December 31, 2014, and $13.5 million in impaired loans with no related allowance at December 31, 2013.  As management identifies impaired loans that are collateral dependent, new appraisals are ordered to determine the fair value of the collateral.  It should also be noted that when estimating the fair value of collateral for the purpose of performing an impairment test, management further reduces the appraised value of the collateral to account for estimated selling or carrying costs, age of the appraisal if applicable, or any other perceived market or borrower-specific risks to the value of the collateral.

The majority of the interest income in the preceding table was interest income recognized prior to these loans and leases being identified as impaired and placed on non-accrual.  The interest income foregone in the preceding table represents interest income that the Company did not recognize on those loans and leases while they were on non-accrual and impaired.

The following table summarizes the Bank’s non-accrual loans and leases and loans and leases 90 days or more past due and still accruing:

	December 31, 2014	December 31, 2013
	(in thousands)
Non-accruing loans and leases:
Commercial and industrial loans	$5,500	$2,970
Residential real estate:
Residential	1,296	1,376
Construction	-	-
Commercial real estate:
Commercial and multi-family	3,162	8,873
Construction	-	-
Home equities	415	447
Direct financing leases	-	47
Consumer loans	17	20
Other	-	-
Total non-accruing loans and leases	$10,390	$13,733

Accruing loans 90+ days past due	201	-
Total non-performing loans and leases	$10,591	$13,733

Total non-performing loans and leases
to total assets	1.25%	1.65%
Total non-performing loans and leases
to total loans and leases	1.52%	2.12%

The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2014 and 2013.

Troubled debt restructurings (“TDRs”)

The Company had $6.6 million in loans and leases that were restructured and deemed to be TDR’s at December 31, 2014 with $1.9 million of those balances in non-accrual status.  Any TDR that is placed on non-accrual is not returned to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the restructurings were allowed in an effort to maximize the Company’s ability to collect on loans and leases where borrowers were experiencing financial difficulty.  The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.

The following table presents the Company’s TDR loans and leases as of December 31, 2014, and 2013, respectively:

	December 31, 2014
	($ in thousands)

	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$492	$274	$218	$173

Residential real estate:
Residential	1,833	594	1,239	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	2,428	847	1,581	33
Construction	1,074	-	1,074	-

Home equities	728	233	495	-
Direct financing leases	-	-	-	-
Consumer loans	31	-	31	31
Other	-	-	-	-

Total troubled restructured loans and leases	$6,586	$1,948	$4,638	$237

	December 31, 2013
	($ in thousands)

	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$4,262	$2,903	$1,359	$983

Residential real estate:
Residential	1,031	454	577	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	10,211	8,563	1,648	33
Construction	1,533	-	1,533	-
				-
Home equities	56	56	-	-
Direct financing leases	26	12	14	-
Consumer loans	-	-	-	-
Other	-	-	-	-

Total troubled restructured loans and leases	$17,119	$11,988	$5,131	$1,016

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

The following tables show the data for TDR activity by type of concession granted to the borrower during 2014 and 2013:

	Year ended December 31, 2014			Year ended December 31, 2013
	($ in thousands)			($ in thousands)

Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	1	$16	$16	6	$2,400	$2,400
Interest rate reduction	-	-	-	2	330	330
Extension of maturity and
interest rate reduction	-	-	-	5	361	361
Combination of concessions	-	-	-	1	250	250
Residential Real Estate & Construction:
Extension of maturity	2	615	615	4	583	583
Extension of maturity and
interest rate reduction	1	208	208	-	-	-
Commercial Real Estate & Construction:
Deferral of principal	-	-	-	2	6,438	7,963
Extension of maturity	-	-	-	2	739	739
Extension of maturity and
interest rate reduction	1	250	250	-	-	-
Home Equities:
Extension of maturity	9	592	592	-	-	-
Extension of maturity and
interest rate reduction	2	84	84	1	136	136
Term out line of credit	-	-	-	1	57	57
Consumer loans
Rate reduction	1	31	31	-	-	-
Other	-	-	-	-	-	-

Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2014 and 2013.  All of the C&I and commercial real estate TDR’s were already considered impaired and sufficiently reserved for before being identified as a TDR.

The reserve for a TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  At December 31, 2014, there were no commitments to lend additional funds to debtors owing loans or leases whose terms have been modified in TDRs.

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

	Year Ended December 31, 2014		Year Ended December 31, 2013
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	3	$191	7	$224
Residential Real Estate:
Residential	-	-	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and Multi-Family	1	250	1	160
Construction	-	-	-	-
Home Equities	1	54	-	-
Direct financing leases	-	-	-	-
Consumer loans	-	-	-	-
Other	-	-	-	-

4.PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 were as follows:

	2014	2013
	(in thousands)
Land	$268	$268
Buildings and improvements	12,090	12,695
Furniture, fixtures, and equipment	12,995	12,426
	25,353	25,389
Less accumulated depreciation	(15,129)	(14,226)
Properties and equipment, net	$10,224	$11,163

Depreciation expense totaled $1.1 million in 2014,  2013, and 2012.

5.OTHER ASSETS

Other assets at December 31 were as follows:

	2014	2013
	(in thousands)
Net deferred tax asset	$7,661	$6,064
Accrued interest receivable	2,417	2,458
Prepaid expenses	713	749
Mortgage servicing rights	518	509
Other	2,674	2,179
Total other assets	$13,983	$11,959

6.GOODWILL AND INTANGIBLE ASSETS

The Company had $8.1 million in goodwill as of December 31, 2014 and 2013.  The entire amount of goodwill is within the insurance agency activities segment.  The Company measures the fair value of the insurance agency reporting unit annually, as of December 31, utilizing the market value and income methods.  When using the income method, management considered historical information, the operating budget, and strategic goals in projecting net income and cash flows for the next five years.  No impairment was recognized as a result of the goodwill impairment test as of December 31, 2014 and 2013, respectively.  Further discussion of the Company’s goodwill impairment testing is included in Note 1.

Information regarding the Company’s other intangible assets at December 31 follows:

2014	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)

Non-compete agreements	$738	$(738)	$-
Insurance expirations	4,585	(4,585)	-
Total	$5,323	$(5,323)	$-

2013	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Avg Amortization Period
	(in thousands)

Non-compete agreements	$738	$(738)	$-
Insurance expirations	4,585	(4,477)	108	8 years
Total	$5,323	$(5,215)	$108	8 years

Amortization expense related to intangibles for the years ended December 31, 2014, 2013, and 2012  was $108 thousand, $221 thousand, and $349 thousand, respectively.

7.DEPOSITS

Time deposits, with minimum denominations of $100 thousand each, totaled $47.7 million and $45.2 million at December 31, 2014 and 2013, respectively.  There were $0.1 million and $0.2 million of overdraft accounts in deposits that were reclassified to loans as of December 31, 2014 and 2013, respectively.

At December 31, 2014, the scheduled maturities of all time deposits were as follows:

(in thousands)
2015	$60,671
2016	21,297
2017	11,218
2018	6,304
2019 and later	13,302
$112,792

Some of the Company’s time deposits were obtained through brokered transactions.  Brokered time deposits totaled $1.2 million at December 31, 2014 and 2013, respectively.

8.BORROWED FUNDS AND JUNIOR SUBORDINATED DEBENTURES

Other borrowed funds would consist primarily of various advances from the FHLB with fixed interest rate terms. The Bank had no short term borrowings outstanding from the FHLB at December 31, 2014.

The Bank has the ability to borrow additional funds from the FHLB based on the available securities or real estate loans that can be used as collateral, and to purchase additional federal funds through one of the Bank’s correspondent banks.    Given the current collateral available, advances of up to $185.8 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.    The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks.

The amounts and interest rates of other short-term borrowings were as follows:

	Federal Funds Purchased	Other Short-Term Borrowings	Total
	(in thousands)
At December 31, 2014
Amount outstanding	$13,700	$-	$13,700
Weighted-average interest rate	0.32%	-%	0.32%

For the year ended December 31, 2014
Highest amount at a monthend	$13,700	$9,000
Daily average amount outstanding	$3,938	$5,000	$8,938
Weighted-average interest rate	0.25%	3.54%	2.09%

At December 31, 2013
Amount outstanding	$-	$9,000	$9,000
Weighted-average interest rate	-%	3.41%	3.41%

For the year ended December 31, 2013
Highest amount at a monthend	$-	$10,000
Daily average amount outstanding	$-	$6,167	$6,167
Weighted-average interest rate	-%	3.41%	3.41%

At December 31, 2012
Amount outstanding	$-	$10,000	$10,000
Weighted-average interest rate	-%	3.21%	3.21%

For the year ended December 31, 2012
Highest amount at a monthend	$-	$10,000
Daily average amount outstanding	$-	$8,833	$8,833
Weighted-average interest rate	-%	3.21%	3.21%

On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 (the “Capital Securities”) classified on the Company’s consolidated balance sheets as Junior Subordinated Debentures.  The distribution rate on the Capital Securities of the Trust adjusts quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and was 2.88% at December 31, 2014.

The Capital Securities have a distribution rate of 3 month LIBOR plus 2.65%, and the distribution dates are February 23, May 23, August 23 and November 23.

The common securities of the Trust (the “Common Securities”) are wholly-owned by the Company and are the only class of the Trust’s securities possessing general voting powers.  The Capital Securities represent preferred undivided interests in the assets of the Trust.  Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in the Company’s Tier 1 (Core) capital.

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

The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust.  The interest rate payable on the Junior Subordinated Debentures was 2.88% at December 31, 2014.

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

9.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank enters into agreements with customers to sell securities owned by the Bank to the customers and repurchase the identical security, generally within one day.  No physical movement of the securities is involved.  The customer is informed the securities are held in safekeeping by the Bank on behalf of the customer.  The Bank had $13.8 million and $13.4 million in securities sold under agreement to repurchase at December 31, 2014 and 2013, respectively.

10.COMPREHENSIVE INCOME (LOSS)

The following tables display the components of other comprehensive income (loss), net of tax:

	Balance at December 31, 2013	Net Change	Balance at December 31, 2014
	(in thousands)
Net unrealized gain (loss) on investment securities	$191	$720	$911
Net defined benefit pension plans adjustments	(1,454)	(965)	(2,419)
Total	$(1,263)	$(245)	$(1,508)

	Balance at December 31, 2012	Net Change	Balance at December 31, 2013
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,457	$(2,266)	$191
Net defined benefit pension plans adjustments	(2,356)	902	(1,454)
Total	$101	$(1,364)	$(1,263)

	Balance at December 31, 2011	Net Change	Balance at December 31, 2012
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,534	$(77)	$2,457
Net defined benefit pension plans adjustments	(2,188)	(168)	(2,356)
Total	$346	$(245)	$101

	December 31, 2014 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$1,173	$(453)	$720
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-
Net change	1,173	(453)	720

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(12)	19
Amortization of actuarial loss (a)	105	(41)	64
Actuarial (losses) gains	(1,710)	662	(1,048)
Net change	(1,574)	609	(965)

Other Comprehensive Income (Loss)	$(401)	$156	$(245)

(a)	Included in net periodic pension cost, as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

	December 31, 2013 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$(3,697)	$1,431	$(2,266)
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-
Net change	(3,697)	1,431	(2,266)

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	69	(27)	42
Amortization of actuarial loss (a)	177	(69)	108
Actuarial gains (losses)	1,226	(474)	752
Net change	1,472	(570)	902

Other Comprehensive Income (Loss)	$(2,225)	$861	$(1,364)

 (a)Included in net periodic pension cost, as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

	December 31, 2012 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$(124)	$47	$(77)
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-
Net change	(124)	47	(77)

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	87	(34)	53
Amortization of actuarial loss (a)	172	(67)	105
Actuarial (losses) gains	(532)	206	(326)
Net change	(273)	105	(168)

Other Comprehensive Income (Loss)	$(397)	$152	$(245)

 (a)Included in net periodic pension cost, as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

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

Selected Financial Information for the Pension Plan is as follows:

	12/31/2014	12/31/2013
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$4,395	$4,851
Service cost	-	-
Interest cost	206	192
Assumption change	976	(595)
Actuarial loss	24	153
Benefits paid	(164)	(206)
Benefit obligation at the end of the year	5,437	4,395

Change in plan assets:
Fair value of plan assets at the beginning of year	4,162	3,533
Actual return on plan assets	93	650
Employer contributions	110	185
Benefits paid	(164)	(206)
Fair value of plan assets at the end of year	4,201	4,162

Funded status	$(1,236)	$(233)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(1,236)	$(233)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$2,112	$920
Prior service cost	-	-
Net amount recognized in equity - pre-tax	$2,112	$920

Net amount recognized on Consolidated Balance Sheets in Other Liabilities	$876	$687

Accumulated benefit obligation at year end	$5,437	$4,395

Valuations of the Pension Plan as shown above were conducted as of December 31, 2014 and 2013 (the measurement date).  Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2014	2013	2012
Discount rate for projected benefit obligation	3.83%	4.78%	3.88%
Discount rate for net periodic pension cost	4.78%	3.88%	4.46%
Rate of increase in compensation levels	-%	-%	-%
Expected long-term rate of return of plan assets	7.50%	7.50%	7.50%

The components of net periodic benefit cost consisted of the following:

	2014	2013	2012
	(in thousands)
Service cost	$-	$-	$-
Interest cost	206	192	213
Expected return on plan assets	(307)	(260)	(227)
Net amortization and deferral	22	65	63
Net periodic benefit cost	$(79)	$(3)	$49

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic cost in 2015 for amortization of actuarial loss will be $71 thousand.

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

The weighted average asset allocation of the Pension Plan at December 31, 2014 and 2013, the Pension Plan measurement date, was as follows:

Asset Category:	2014	2013
Equity mutual funds	77.80%	75.98%
Fixed income mutual funds	19.30%	20.87%
Cash/Short-term investments	2.90%	3.15%
	100.00%	100.00%

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

Interest rates remained historically low during 2013 and 2014 while equity prices continued their rise to record highs. Taking advantage of the substantial gains in the equity markets the Pension Plan shifted some assets from equities to fixed income during the second half of 2013. Given the continued historically low interest rates and an expected bias upward, fixed income assets were allocated to low duration investments with limited correlation to traditional fixed income including bank loan, unconstrained bond and multi-sector bond strategies. In addition, the Pension Plan added a currency position with a low correlation to both equities and fixed income. The Company’s investment manager regularly reviews the Pension Plan’s asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

The Company contributed $110 thousand to the Pension Plan in 2014 and estimates that it will contribute another $110 thousand to the Pension Plan in 2015.

The major categories of assets in the Bank’s Pension Plan as of year-end are presented in the following table.  Assets are segregated according to their investment objective by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19 – Fair Value of Financial Instruments).

	2014	2013
	(in thousands)
Level 1:
Cash	$-	$34
Mutual funds:
Short-term investments:
Money market	121	97
Equities:
Small cap	402	416
Real estate	241	188
International large cap	818	890
Emerging markets	480	512
Currency	195	198
Commodity	51	63
Bonds	413	403
Bank loans	202	203

Exchange -traded funds (ETFs):
Large cap	890	799
Mid cap	388	359
	$4,201	$4,162

The mutual funds and ETFs are actively traded with market quotes available on at least a daily basis.  Therefore, they are Level 1 assets.

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis decreased from 4.78% at December 31, 2013 to 3.83% at December 31, 2014 for the Company's Pension Plan.

Expected benefit payments under the Pension Plan over the next ten years at December 31, 2014 are as follows:

(in thousands)
2015	$189,000
2016	196,000
2017	192,000
2018	201,000
2019	201,000
Year 2020 - 2024	1,226,000

Supplemental Executive Retirement Plans

The Bank also maintains a non-qualified supplemental executive retirement plan (the “SERP”) covering certain members of the Company’s senior management.  The SERP was amended during 2003 to provide a benefit based on a percentage of final average earnings, as opposed to the fixed benefit that was provided for in the superseded plan.

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

Selected financial information for the two SERP plans is as follows:

	12/31/2014	12/31/2013
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$3,923	$5,272
Service cost	168	165
Interest cost	159	125
Plan amendments	-	-
Plan settlement	-	105
Actuarial loss (gain)	497	(395)
Benefits paid	(192)	(1,349)
Benefit obligation at the end of the year	4,555	3,923

Change in plan assets:
Fair value of plan assets at the beginning of year	-	-
Actual return on plan assets	-	-
Employer contributions	192	1,349
Benefits paid	(192)	(1,349)
Fair value of plan assets at the end of year	-	-

Funded status	$(4,555)	$(3,923)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(4,555)	$(3,923)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$1,601	$1,188
Prior service cost	249	280
Net amount recognized in equity - pre-tax	$1,850	$1,468

Net amount recognized on Consolidated Balance Sheets in Other Liabilities	$(2,705)	$(2,455)

Accumulated benefit obligation at year end	$3,944	$3,385

Valuations of the SERP liability, as shown above, were conducted as of December 31, 2014 and 2013.  Assumptions used by the Bank in both years in the determination of SERP information consisted of the following:

	2014	2013	2012
Discount rate for projected benefit obligation	3.30%	4.15%	3.17%
Discount rate for net periodic pension cost	4.15%	3.17%	4.34%
Salary scale	3.50%	3.50%	3.50%

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis decreased from 4.15% at December 31, 2013 to 3.30% at December 31, 2014  (the measurement date) for the SERP.

The components of net periodic benefit cost consisted of the following:

	2014	2013	2012
	(in thousands)
Service cost	$168	$165	$180
Interest cost	159	125	153
Net amortization and deferral	115	180	195
Settlement charge	-	105	-
Net periodic benefit cost	$442	$575	$528

The settlement charge in 2013 reflects the impact of a lump-sum payout on current net periodic benefit cost, which required immediate recognition of actuarial losses associated with that portion of the obligation in earnings.

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2015 for prior service costs and actuarial loss will be $31 thousand and $130 thousand, respectively.

Expected benefit payments under the SERP over the next ten years at December 31, 2014 are as follows:

(in thousands)
2015	$192,672
2016	192,672
2017	192,672
2018	192,672
2019	1,865,999
Year 2020 - 2024	1,609,213

Other Compensation Plans

The Company also maintains a non-qualified deferred compensation plan for non-employee directors.  Expenses under this plan were approximately $9 thousand in 2014, $12 thousand in 2013, and $19 thousand in 2012.  The estimated present value of the benefit obligation included in other liabilities was $0.1 million at December 31, 2014 and $0.2 million at December 31, 2013.  This obligation is indirectly funded by life insurance contracts naming the Bank as beneficiary.  The increase in cash surrender value is included in other non-interest income on the Consolidated Statements of Income.

The Company has a non-qualified deferred compensation plan whereby directors and certain officers may defer a portion of their base pre-tax compensation.  Additionally, the Company has a non-qualified executive incentive retirement plan, whereby the Company defers on behalf of certain officers a portion of their base compensation until retirement or termination of service, subject to certain vesting arrangements.  Expense under these plans was approximately $210 thousand in 2014, $248 thousand in 2013, and $203 thousand in 2012.  The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $2.0 million and $2.4 million at December 31, 2014 and 2013, respectively.

These benefit plans are indirectly funded by bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $20.4 million and $19.8 million at December 31, 2014 and 2013, respectively.  Increases in cash surrender value are included in other non-interest income on the Company’s Consolidated Statements of Income.  Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries during employment.

The Bank also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements.  The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit.  Effective January 1, 2011, the 401(k) plan implemented a Qualified Automatic Contribution Arrangement (“QACA”). This arrangement features automatic deferred contributions with annual escalation, a QACA matching contribution, and an additional matching contribution. In addition, employees are no longer required to complete one year of service prior to receiving matching contributions.  Employees vest in employer contributions over six years.  The Company’s expense under the 401(k) Plan was approximately $719 thousand, $629 thousand, and $496 thousand for the years ended December 31, 2014, 2013, and 2012, respectively.

12.STOCK-BASED COMPENSATION

At December 31, 2014, the Company had two stock-based compensation plans, which are described below.  The Company accounts for the fair value of its grants under those plans in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  The compensation cost charged against income for those plans was $293 thousand, $280 thousand, and $249 thousand for 2014, 2013, and 2012, respectively, included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income.  All stock option and restricted stock expense is recorded on a straight-line basis over the expected vesting term.  In addition, expense for director options and restricted stock was recognized to reflect $83 thousand, $72 thousand, and $56 thousand in 2014, 2013, and 2012, respectively, as part of “Other” expense in the Company’s Consolidated Statements of Income.

2009 Long-Term Equity Incentive Plan

Under the Company’s 2009 Long-Term Equity Incentive Plan (the “2009 Plan”) and, prior to the adoption of the 2009 Plan by shareholders in April 2009, under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan (the “1999 Plan” and together with the 2009 Plan, the “Equity Plans”), the Company has granted options or restricted stock to officers, directors and key employees of the Company and its subsidiaries.  Under the Equity Plans, the Company was authorized to issue up to 629,796 shares of common stock.  Under the Equity Plans, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.  If available, the Company normally issues shares out of its treasury for any options exercised or restricted shares issued.  The options have vesting schedules from 12 months through 5 years.   At December 31, 2014, there were a total of 210,353 shares available for grant under the 2009 Plan.  The Company may no longer make grants under the 1999 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2014	2013	2012
Dividend Yield	2.70%	2.72%	2.84%
Expected Life (years)	6.36	6.36	7.00
Expected Volatility	20.76%	20.58%	20.19%
Risk-free Interest Rate	2.11%	1.16%	1.28%
Weighted Average Fair Value	$3.64	$2.48	$1.95

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

Stock options activity for 2014 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in thousands)
Balance, December 31, 2013	263,976	$15.64
Granted	31,300	22.93
Exercised	(42,151)	16.46
Expired	(3,947)	22.04
Forfeited	(12,486)	19.06
Balance, December 31, 2014	236,692	$16.17	5.71	$2,093

Exercisable, December 31, 2014	161,127	$15.12	4.59	$1,594

Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $235 thousand.  The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2015	$96
2016	78
2017	48
2018	13

Restricted stock award activity for 2014 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	25,524	$16.82
Granted	21,383	21.34
Vested	(11,721)	17.00
Forfeited	(6,678)	21.38
Balance, December 31, 2014	28,508	$19.07

As of December 31, 2014, there was $391 thousand in unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Equity Plans.  The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2015	$155
2016	130
2017	83
2018	23

During fiscal years 2014, 2013, and 2012,  the following activity occurred under the Company’s plans:

	2014	2013	2012
	(in thousands)
Total intrinsic value of stock options exercised	$287	$30	$23
Total fair value of restricted stock awards vested	$273	$136	$137

Employee Stock Purchase Plan

The Company also maintains the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”).  As of December 31, 2014, there were 155,129 shares of common stock available to issue to full-time employees of the Company and its subsidiaries, nearly all of whom are eligible to participate.  Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock.  The Company grants options on January 1 and July 1 of each year during the term of the Purchase Plan.  The purchase price of the stock is 85% of the lower of its price on the grant date or the exercise date.  During fiscal 2014,  approximately 42% of eligible employees participated in the Purchase Plan.  Under the Purchase Plan, the Company issued 12,821,  13,455,  and 16,831 shares to employees in 2014, 2013, and 2012, respectively.  Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

	2014	2013	2012
Dividend Yield	2.95%	3.00%	3.20%
Expected Life (years)	0.50	0.50	0.50
Expected Volatility	22.41%	14.21%	21.66%
Risk-free Interest Rate	0.08%	0.11%	0.10%
Weighted Average Fair Value	$6.56	$4.80	$4.26

The compensation cost that has been charged against income for the Purchase Plan was $89 thousand, $67 thousand, and $71 thousand for 2014, 2013, and 2012, respectively.

13.INCOME TAXES

The components of the provision for income taxes were as follows:

	2014	2013	2012
	(in thousands)
Current federal tax expense	$2,282	$2,184	$2,667
Current state tax expense (benefit)	(118)	(81)	541
Total current tax expense	2,164	2,103	3,208

Deferred federal tax expense (benefit)	$(215)	$316	$487
Deferred state tax expense (benefit)	(1,245)	(688)	52
Total deferred tax expense (benefit)	(1,460)	(372)	539

Total income tax provision (benefit)	$704	$1,731	$3,747

The Company’s provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
Tax provision at statutory rate	$3,023	34%	$3,257	34%	$4,039	34%
Decrease in taxes resulting from:
Tax-exempt interest income	(558)	(6)	(564)	(6)	(425)	(3)
Historic tax credit	(996)	(11)	(559)	(6)	-	-
State taxes, net of federal benefit	(899)	(10)	(508)	(5)	-	-
Increase in taxes resulting from:
State taxes, net of federal benefit	-	-	-	-	391	3
Other items, net	134	1	105	1	(258)	(2)
Income tax provision	$704	8%	$1,731	18%	$3,747	32%

At December 31, 2014 and 2013 the components of the net deferred tax asset were as follows:

	2014	2013
	(in thousands)
Deferred tax assets:
Pension premiums	$2,213	$1,604
Allowance for loan and lease losses	4,690	4,372
Non accrued interest	239	515
Deferred compensation	1,040	1,083
Litigation accrual	374	-
Loss on investment in tax credit	513	-
Stock options granted	129	90
Net operating loss carryforward	88	240
Historic tax credit carryforward	1,196	495
Leases	156	154
Other	-	5
Gross deferred tax assets	$10,638	$8,558

Deferred tax liabilities:
Depreciation and amortization	$1,398	$1,387
Prepaid expenses	438	483
Net unrealized gains on securities	569	121
Acquisition-related adjustments	24	66
Mortgage servicing asset	198	197
Other	29	-
Gross deferred tax liabilities	$2,656	$2,254

Valuation allowance	(321)	(240)
Net deferred tax asset	$7,661	$6,064

The net deferred tax asset at December 31, 2014 and 2013 is included in “other assets” in the Company’s consolidated balance sheets.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2014, except for a valuation allowance of $321 thousand on the net deferred tax asset for an investment in a historic tax credit of $513 thousand.  In assessing the need for a valuation allowance for the deferred tax assets for the investments in the historic tax credit investments, the Bank considered all positive and negative evidence in assessing whether the weight of available evidence supports the recognition of some or all of the deferred tax assets related to these investments.

Because of the tax nature of the loss to be recognized when the investment is ultimately sold (which for tax purposes will give rise to a capital loss for both historic tax credit investments), the Bank does not have any known capital gains in the future to be able to utilize the capital losses from these investments. Therefore, the Bank’s assessment of the deferred tax asset warrants the need for a valuation allowance to be recognized on the deferred tax asset that it determined is more-likely-than-not to not be realized.  The amount of remaining capital loss includes the projected capital basis after taking tax credit, expected losses, and cash distributions.

As of December 31, 2014, Evans Bancorp will now be regulated for state tax purposes under Article 9A of the New York State tax law.  Therefore, the Company will be able to flow through losses from subsidiaries into a combined return utilizing previous net operating losses (“NOL’s”).   After applying a NOL conversion pool, the Company will be able to utilize a net deferred asset related to the NOL’s generated at its leasing subsidiary.  No valuation allowance is needed at December 31, 2014 based on the ample future taxable income on a consolidated basis, as compared to a valuation allowance required at December 31, 2013 based under previous tax law.  A net deferred tax benefit of $0.1 million was recognized in 2014, relating to the realization of the NOL.

The state historic tax credit carryforward has an indefinite life with no expiration date in which to utilize the credit.

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2014, 2013, and 2012 is as follows:

	2014	2013	2012
	(in thousands)
Balance at beginning of year	$-	$21	$206
Reclassification from deferred taxes for tax position taken
during a period	-	-	-
Increases related to tax positions taken during a prior period	-	-	-
Decrease due to the resolution of a prior year tax matter	-	(21)	(150)
Decreases related to settlements with taxing authorities	-	-	(35)
Balance at end of year	$-	$-	$21

The entire balance of unrecognized tax benefits was accrued in Other Liabilities on the Company’s Consolidated Balance Sheet.  There were no  accrued penalties and interest at December 31, 2014, 2013 and 2012.

We are subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) and various state taxing authorities. During 2012, ENL concluded a New York State (“NYS”) audit covering 2008-2010.  During 2010, the Company concluded a NYS audit covering 2005-2007 and an IRS audit covering 2006-2008.  There were no material adverse findings in the audits.  The tax years 2011-2013 for NYS and 2011-2013 for the IRS remain subject to examination.  In addition, ENL is no longer subject to state income tax examinations by the majority of state tax authorities for all years before 2010.

14. OTHER LIABILITIES

Other liabilities at December 31 were as follows:

	2014	2013
	(in thousands)
Retirement compensation liabilities	$8,258	$6,707
Accounts payable	5,009	4,475
Security deposits on direct financing leases	-	31
Interest payable	232	222
Other	1,079	1,058
Total other liabilities	$14,578	$12,493

Included in Accounts Payable as of December 31, 2014 is a $2.0 million accrual for a historic tax credit investment, and included within Other as of December 31, 2014 is a $1.0 million accrual for litigation, as described Note 16 “Contingent Liabilities and Commitments” to these Consolidated Financial Statements.

15.RELATED PARTY TRANSACTIONS

The Bank has entered into loan transactions with certain directors, significant shareholders and their affiliates (related parties) in the ordinary course of its business.  The aggregate outstanding principal balance of loans to such related parties on December 31, 2014 and 2013 was $3.8 million and $2.6 million, respectively.  During 2014, there were $5.5 million of advances and new loans to such related parties, and repayments amounted to $4.3 million.  Terms of these loans have prevailing market pricing that would be offered to a similar customer base.  Deposits from related parties were $1.9 million and $1.7 million as of December 31, 2014 and 2013.

16.CONTINGENT LIABILITIES AND COMMITMENTS

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk.  These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.  A summary of the Bank’s commitments and contingent liabilities at December 31, 2014 and 2013 is as follows:

	December 31,	December 31,
	2014	2013
	(in thousands)

Commitments to extend credit	$212,193	$176,964

Standby letters of credit	2,430	2,664

Total	$214,623	$179,628

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

The Company is subject to possible litigation proceedings in the normal course of business.  As noted in Item 3 of Part I of the Annual Report on Form 10-K of which these Consolidated Financial Statements form a part, on September 2, 2014 the Office of the Attorney General for the State of New York (“NYAG”) filed a formal complaint against the Company and the Bank regarding residential lending practices.  The Company accrued an estimated liability relating to the NYAG investigation totaling $1.0 million during 2014.  At December 31, 2014, a range of loss could not be determined, and management believes the $1.0 million accrual is the best estimate of probable loss.

The Company leases certain offices, land and equipment under long-term operating leases.  The aggregate minimum annual rental commitments under these leases total approximately $519 thousand in 2015; $523 thousand in 2016; $435 thousand in 2017; $453 thousand in 2018; $465 thousand in 2019, and $3.8 million thereafter.  The rental expense under operating leases contained in the Company’s Consolidated Statements of Income included $644 thousand, $684 thousand, and $632 thousand, in 2014, 2013, and 2012, respectively.

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

The following tables set forth information regarding these segments for the years ended December 31, 2014, 2013 and 2012.

	2014
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$31,214	$(115)	$31,099

Provision for loan and lease losses	1,229	-	1,229

Net interest income (expense) after
provision for loan and lease losses	29,985	(115)	29,870

Non-interest income	3,142	-	3,142

Insurance service and fees	591	6,540	7,131

Amortization expense	-	108	108

Non-interest expense	26,875	4,269	31,144

Income before income taxes	6,843	2,048	8,891

Income tax provision (benefit)	(85)	789	704

Net income	$6,928	$1,259	$8,187

	2013
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$28,463	$(116)	$28,347

Provision for loan and lease losses	1,540	-	1,540

Net interest income (expense) after
provision for loan and lease losses	26,923	(116)	26,807

Non-interest income	4,950	-	4,950

Insurance service and fees	518	6,693	7,211

Amortization expense	-	221	221

Non-interest expense	24,792	4,367	29,159

Income before income taxes	7,599	1,989	9,588

Income tax provision	1,022	709	1,731

Net income	$6,577	$1,280	$7,857

	2012
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$27,904	$(124)	$27,780

Provision (benefit) for loan and lease losses	(68)	-	(68)

Net interest income (expense) after
provision for loan and lease losses	27,972	(124)	27,848

Non-interest income	5,857	-	5,857

Insurance service and fees	-	6,966	6,966

Amortization expense	-	349	349

Non-interest expense	23,861	4,582	28,443

Income before income taxes	9,968	1,911	11,879

Income tax provision	3,007	740	3,747

Net income	$6,961	$1,171	$8,132

	December 31,	December 31,
	2014	2013
	(in thousands)
Identifiable Assets, Net
Banking activities	$837,928	$824,028
Insurance agency activities	8,881	9,470
Consolidated Total Assets	$846,809	$833,498

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at December 31, 2014 and 2013:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2014
Securities available-for-sale:
U.S. government agencies	$-	$26,717	$-	$26,717
States and political subdivisions	-	31,060	-	31,060
Mortgage-backed securities	-	37,756	-	37,756
Mortgage servicing rights	-	-	518	518

December 31, 2013
Securities available-for-sale:
U.S. government agencies	$-	$31,992	$-	$31,992
States and political subdivisions	-	31,880	-	31,880
Mortgage-backed securities	-	35,793	-	35,793
Mortgage servicing rights	-	-	509	509

Securities available for sale

Fair values for available for sale securities are determined using independent pricing services and market-participating brokers.  The Company utilizes a third-party for these pricing services.  The third-party utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flow and, when available, loan performance data.  Because many fixed income securities do not trade on a daily basis, the third-party service provider’s evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, our third-party pricing service provider uses model processes, such as the Option Adjusted Spread model, to assess interest rate impact and develop prepayment scenarios.  The models and the process take into account market convention.  For each asset class, a team of evaluators gathers information from market sources and integrates relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models.  The third party, at times, may determine that it does not have sufficient verifiable information to value a particular security.  In these cases the Company will utilize valuations from another pricing service.

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.    On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third party pricing service provider regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than our third-party service provider’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2014 or 2013.

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

The following table summarizes the changes in fair value for items measured at fair value (Level 3) on a recurring basis using significant unobservable inputs during the year ended December 31, 2014:

(in thousands)	2014	2013	2012
Mortgage servicing rights - January 1	$509	$467	$407
Gains (losses) included in earnings	(134)	34	(144)
Additions from loan sales	143	8	204
Mortgage servicing rights -December 31	$518	$509	$467

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	12/31/2014	12/31/2013
Servicing fees	0.25%	0.25%
Discount rate	9.52%	10.04%
Prepayment rate (CPR)	9.28%	9.31%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at December 31, 2014 and 2013:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2014
Impaired loans	$-	-	13,716	$13,716

December 31, 2013
Impaired loans	$-	-	17,378	$17,378

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale, unless the commercial loan is impaired due to a troubled debt restructure and is now performing.  For consumer loans, the Company obtains appraisals when a loan becomes 60 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 60 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $15.0 million, with a valuation allowance of $1.3 million, at December 31, 2014, compared to a gross value for impaired loans and leases of $18.9 million, with a valuation allowance of $1.5 million, at December 31, 2013.

At December 31, 2014 and 2013, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	2014		2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$10,898	$10,898	$41,954	$41,954
Level 2:
Available for sale securities	95,533	95,533	99,665	99,665
FHLB and FRB stock	2,925	2,925	2,831	2,831
Level 3:
Held to maturity securities	1,599	1,574	2,384	2,319
Loans and leases, net	683,131	685,148	635,493	640,770
Mortgage servicing rights	518	518	509	509

Financial liabilities:
Level 1:
Demand deposits	$158,631	$158,631	$139,973	$139,973
NOW deposits	72,670	72,670	65,927	65,927
Regular savings deposits	363,542	363,542	390,575	390,575
Commitments to extend credit	245	245	401	401
Securities sold under agreement to
repurchase	13,778	13,778	13,351	13,351
Level 2:
Other borrowed funds	13,700	13,700	9,000	9,171
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	112,792	113,854	110,137	112,270

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

Borrowed Funds and Securities Sold Under Agreement to Repurchase

The fair value of the short-term portion of other borrowed funds approximates its carrying value.  The Company does not currently hold long-term borrowed funds, however, in prior periods, the fair value of the long-term portion of other borrowed funds was estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Junior Subordinated Debentures

There is no active market for the Company’s debentures.  The fair value of the junior subordinated debentures is determined using an expected present value technique.  The fair value of adjustable-rate debentures approximates their face amount.

Commitments to extend credit and standby letters of credit

As described in Note 16 - “Contingent Liabilities and Commitments” to these Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at December  31, 2014 and December 31, 2013.  Such financial instruments consist of commitments to extend permanent financing and letters of credit.  If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company.  If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee.  The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities.  The carrying value approximates the fair value.

Pension Plan Assets

Refer to Note 11 to these Consolidated Financial Statements, “Employee  Benefits and  Deferred  Compensation  Plans” for the fair value analysis of the Pension Plan assets.

20.REGULATORY MATTERS

The Company is subject to the dividend restrictions imposed by the FRB and the OCC.  Under such restrictions, the Company may not, without the prior approval of the FRB and the OCC, declare dividends in excess of the sum of the current year’s earnings (as defined in FRB regulations) plus the retained earnings (as defined in FRB regulations) from the prior two years.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations).  Management believes that as of December 31, 2014 and 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual capital amounts and ratios were as follows:

	December 31, 2014
	(dollars in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital
(to Risk Weighted Assets)	$98,782	14.9%	$98,317	14.9%	$53,227	8.0%	$66,533	10.0%

Tier I Capital
(to Risk Weighted Assets)	$90,473	13.6%	$90,021	13.7%	$26,613	4.0%	$39,920	6.0%

Tier I Capital
(to Average Assets)	$90,473	10.8%	$90,021	10.8%	$33,726	4.0%	$42,157	5.0%

	December 31, 2013
	(dollars in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital
(to Risk Weighted Assets)	$92,879	14.9%	$86,757	13.9%	$49,864	8.0%	$62,330	10.0%

Tier I Capital
(to Risk Weighted Assets)	$85,044	13.6%	$78,932	12.7%	$24,932	4.0%	$37,398	6.0%

Tier I Capital
(to Average Assets)	$85,044	10.4%	$78,932	9.6%	$32,823	4.0%	$41,029	5.0%

Additionally, new minimum capital ratios became effective for us on January 1, 2015 and will be fully phased-in on January 1, 2019.  Management believes that, as of December 31, 2014, the Company and the Bank would have met all applicable capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect on that date.

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

21.PARENT COMPANY ONLY FINANCIAL INFORMATION

Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands)
ASSETS
Cash	$3,258	$54
Other assets	1,144	1,054
Investment in subsidiaries	95,689	92,413
Total assets	$100,091	$93,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Junior subordinated debentures	$11,330	$11,330
Other liabilities	2,973	1,479
Total liabilities	14,303	12,809

STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	$85,788	$80,712
Total liabilities and stockholders’ equity	$100,091	$93,521

CONDENSED STATEMENTS OF INCOME

	December 31,
	2014	2013	2012
	(in thousands)
Dividends from subsidiaries	$7,000	$2,614	$2,000
Expenses	(1,363)	(1,364)	(1,308)

Income before equity in undistributed
earnings of subsidiaries	5,637	1,250	692

Equity in undistributed earnings of subsidiaries	2,550	6,607	7,440

Net income	8,187	7,857	8,132

Other comprehensive income	-	-	-

Comprehensive income	$8,187	$7,857	$8,132

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2014	2013	2012
	(in thousands)
Operating Activities:
Net income	$8,187	$7,857	$8,132
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed earnings of subsidiaries	(2,550)	(6,607)	(7,440)
Changes in assets and liabilities affecting cash flow:
Other assets	(89)	(187)	(137)
Other liabilities	1,563	(23)	53
Net cash provided by operating activities	7,111	1,040	608

Investing Activities:
Investment in subsidiaries	-	-	-
Net cash used in investing activities	-	-	-

Financing Activities:
Proceeds from issuance of common stock	-	-	-
Cash dividends paid	(2,471)	(1,077)	(2,543)
Purchase of Treasury stock	(1,436)	-	-
Net cash used in financing activities	(3,907)	(1,077)	(2,543)

Net increase (decrease) in cash	3,204	(37)	(1,935)

Cash beginning of year	54	91	2,026

Cash ending of year	$3,258	$54	$91

22.SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except for per share data)
2014
Interest Income	$9,327	$8,576	$8,592	$8,219
Interest Expense	887	899	910	921
Net Interest Income	$8,440	$7,677	$7,682	$7,298
Net Income	$2,306	$2,290	$1,579	$2,013
Earnings per share basic	0.55	0.55	0.38	0.48
Earnings per share diluted	0.54	0.54	0.37	0.47

2013
Interest Income	$8,305	$8,149	$7,993	$7,956
Interest Expense	961	975	991	1,130
Net Interest Income	$7,344	$7,174	$7,002	$6,826
Net Income	$1,667	$2,451	$1,923	$1,816
Earnings per share basic	0.40	0.58	0.46	0.44
Earnings per share diluted	0.39	0.57	0.46	0.43

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014 (the end of the period covered by this Annual Report on Form 10-K).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective.

(b)

Management's Annual Report on Internal Control Over Financial Reporting.  Management's Annual Report on Internal Control Over Financial Reporting appears at "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(c)

Attestation Report of the Independent Registered Public Accounting Firm.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in the "Report of Independent Registered Public Accounting Firm" in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(d)

Changes in Internal Control Over Financial Reporting.  No changes in the Company's internal control over financial reporting were identified in the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.OTHER INFORMATION

NONE

PART III

Item 10.DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the material under the captions "Information Regarding Directors, Director Nominees and Executive Officers,” "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Director Committees" in the Company's definitive proxy statement relating to its 2015 annual meeting of shareholders to be held on April 30, 2015 (the "Proxy Statement").

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

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report on Form 10-K:

1.Financial statements:  The following audited consolidated financial statements and notes thereto and the material under the caption "Report of Independent Registered Public Accounting Firm" on pages 62 and 63 in Part II, Item 8 of this Annual Report on Form 10-K are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (internal control over financial reporting)

Report of Independent Registered Public Accounting Firm (consolidated financial statements)

Consolidated Balance Sheets - December 31, 2014 and 2013

Consolidated Statements of Income - Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows - Years Ended December 31, 2014, 2013 and 2012

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
David J. Nasca
President and Chief Executive Officer
Date: March 9, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Nasca	President and Chief Executive Officer/ Director (Principal Executive Officer)	March 9, 2015
David J. Nasca

/s/ Gary A. Kajtoch	Treasurer (Principal Financial Officer)	March 9, 2015
Gary A. Kajtoch

/s/ John Connerton	Principal Accounting Officer	March 9, 2015
John Connerton

/s/ John R. O'Brien	Chairman of the Board / Director	March 9, 2015
John R. O'Brien

/s/ Lee C. Wortham	Vice Chairman of the Board / Director	March 9, 2015
Lee C. Wortham

/s/ James E. Biddle, Jr.	Director	March 9, 2015
James E. Biddle, Jr.

/s/ Marsha S. Henderson	Director	March 9, 2015
Marsha S. Henderson

/s/ Kenneth C. Kirst	Director	March 9, 2015
Kenneth C. Kirst

/s/ Robert G. Miller, Jr.	Director	March 9, 2015
Robert G. Miller, Jr.

/s/ David R. Pfalzgraf, Jr.	Director	March 9, 2015
David R. Pfalzgraf, Jr.

/s/ Michael J. Rogers	Director	March 9, 2015
Michael J. Rogers

/s/ Nora B. Sullivan	Director	March 9, 2015
Nora B. Sullivan

/s/ Thomas H. Waring, Jr.	Director	March 9, 2015
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
10.18*

Evans Bank, N.A. Supplemental Executive Retirement Plan for Senior Executives (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed on March 3, 2014).

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

101

The following materials from Evans Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets – December 31, 2014 and 2013; (ii) Consolidated Statements of Income – years ended December 31, 2014, 2013, and 2012; (iii) Consolidated Statements of Stockholder’s Equity – years ended December 31, 2014, 2013, and 2012; (iv) Consolidated Statements of Cash Flows – years ended December 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*  Indicates a management contract or compensatory plan or arrangement.