Form 10-Q
period 2015-03-31
EVANS BANCORP INC
filed 2015-05-01
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    March 31, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to _______

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.50 par value 4,231,416 shares as of April 30, 2015

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 AND DECEMBER 31, 2014
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$14,661	$8,784
Interest-bearing deposits at banks	46,033	2,114
Securities:
Available for sale, at fair value (amortized cost: $96,367 at March 31, 2015;	98,393	95,533
$94,048 at December 31, 2014)
Held to maturity, at amortized cost (fair value: $1,576 at March 31, 2015;	1,588	1,599
$1,574 at December 31, 2014)
Federal Home Loan Bank common stock, at amortized cost	822	1,439
Federal Reserve Bank common stock, at amortized cost	1,486	1,486

Loans, net of allowance for loan losses of $12,777 at March 31, 2015
and $12,533 at December 31, 2014	688,961	683,131
Properties and equipment, net of accumulated depreciation of $15,390 at March 31, 2015
and $15,129 at December 31, 2014	10,074	10,224
Goodwill	8,101	8,101
Bank-owned life insurance	20,552	20,415
Other assets	13,681	13,983
TOTAL ASSETS	$904,352	$846,809

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$169,965	$158,631
NOW	82,956	72,670
Regular savings	416,317	363,542
Time	111,120	112,792
Total deposits	780,358	707,635

Securities sold under agreement to repurchase	10,673	13,778
Other short term borrowings	-	13,700
Other liabilities	15,290	14,578
Junior subordinated debentures	11,330	11,330
Total liabilities	817,651	761,021

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized;
4,244,591 and 4,241,797 shares issued at March 31, 2015 and December 31, 2014, respectively, and 4,230,895 and 4,203,684 outstanding at March 31, 2015
and December 31, 2014, respectively	2,123	2,123
Capital surplus	42,682	43,102
Treasury stock, at cost, 13,696 shares and 38,113 at March 31, 2015 and
December 31, 2014, respectively	(166)	(751)
Retained earnings	43,210	42,822
Accumulated other comprehensive loss, net of tax	(1,148)	(1,508)
Total stockholders' equity	86,701	85,788

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$904,352	$846,809

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(in thousands, except share and per share amounts)
	Three Months Ended March 31,
	2015	2014
INTEREST INCOME
Loans	$7,813	$7,510
Interest bearing deposits at banks	1	15
Securities:
Taxable	405	449
Non-taxable	237	245
Total interest income	8,456	8,219
INTEREST EXPENSE
Deposits	781	756
Other borrowings	15	86
Junior subordinated debentures	79	79
Total interest expense	875	921
NET INTEREST INCOME	7,581	7,298
PROVISION (CREDIT) FOR LOAN LOSSES	201	153
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,380	7,145
NON-INTEREST INCOME
Bank charges	409	461
Insurance service and fees	1,829	2,132
Data center income	24	107
Gain on loans sold	22	-
Bank-owned life insurance	137	145
Other	645	550
Total non-interest income	3,066	3,395
NON-INTEREST EXPENSE
Salaries and employee benefits	4,794	4,695
Occupancy	695	743
Repairs and maintenance	173	176
Advertising and public relations	211	222
Professional services	511	518
Technology and communications	259	300
Amortization of intangibles	-	41
FDIC insurance	147	162
Other	722	761
Total non-interest expense	7,512	7,618
INCOME BEFORE INCOME TAXES	2,934	2,922
INCOME TAX PROVISION	1,029	909
NET INCOME	$1,905	$2,013

Net income per common share-basic	$0.45	$0.48
Net income per common share-diluted	$0.44	$0.47
Cash dividends per common share	$0.36	$0.31
Weighted average number of common shares outstanding	4,213,509	4,200,519
Weighted average number of diluted shares outstanding	4,291,676	4,284,016

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(in thousands, except share and per share amounts)
	Three Months Ended March 31,
	2015		2014

NET INCOME		$1,905		$2,013

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities:
Unrealized gain on available-for-sale securities	331		361
Less: Reclassification of gain on sale of securities	-		-
		331		361

Defined benefit pension plans:
Amortization of prior service cost	5		5
Amortization of actuarial assumptions	24		16
Total		29		21

OTHER COMPREHENSIVE INCOME, NET OF TAX		360		382

COMPREHENSIVE INCOME		$2,265		$2,395

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2013	$2,106	$42,619	$37,370	$(1,263)	$(120)	$80,712
Net Income			2,013			2,013
Other comprehensive income				382		382
Cash dividends ($0.31 per common share)			(1,305)			(1,305)
Stock options and restricted stock expense		99				99
Excess tax expense from stock-based compensation		21				21
Issued 3,017 restricted shares	2	(2)				-
Repurchased 59,800 shares					(1,436)	(1,436)
Reissued 3,087 shares in stock option exercise		(27)			58	31
Balance, March 31, 2014	$2,108	$42,710	$38,078	$(881)	$(1,498)	$80,517

Balance, December 31, 2014	$2,123	$43,102	$42,822	$(1,508)	$(751)	$85,788
Net Income			1,905			1,905
Other comprehensive income				360		360
Cash dividends ($0.36 per common share)			(1,517)			(1,517)
Stock options and restricted stock expense		117				117
Excess tax benefit from stock-based
compensation		14				14
Repurchased 1,397 shares in Treasury stock					(34)	(34)
Reissued 20,942 restricted shares		(503)			503	-
Reissued 4,872 shares through stock option exercise		(48)			116	68
Balance, March 31, 2015	$2,123	$42,682	$43,210	$(1,148)	$(166)	$86,701

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(in thousands)
	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Interest received	$8,256	$8,105
Fees received	2,779	3,388
Interest paid	(896)	(937)
Cash paid to employees and vendors	(7,804)	(8,368)
Income taxes paid	(1)	(960)
Proceeds from sale of loans held for resale	2,658	-
Originations of loans held for resale	(4,995)	(123)

Net cash (used in) provided by operating activities	(3)	1,105

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(4,244)	-
Proceeds from maturities, calls, and payments	2,451	5,543
Held to maturity securities:
Proceeds from maturities, calls, and payments	11	11
Additions to properties and equipment	(111)	(226)
Purchase of tax credit investment	(667)	-
Net increase in loans	(3,595)	(13,493)

Net cash used in investing activities	(6,155)	(8,165)

FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings, net	(16,803)	(1,977)
Net increase in deposits	72,723	15,333
Repurchase of treasury stock	(34)	(1,436)
Reissuance of treasury stock	68	31

Net cash provided by financing activities	55,954	11,951

Net increase in cash and equivalents	49,796	4,891

CASH AND CASH EQUIVALENTS:
Beginning of period	10,898	41,954

End of period	$60,694	$46,845

(continued)

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(in thousands)
	Three Months Ended March 31,
	2015	2014

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$1,905	$2,013

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	356	422
Deferred tax (benefit) expense	42	(13)
Provision for loan losses	201	153
Gain on loans sold	(22)	-
Stock options and restricted stock expense	117	99
Proceeds from sale of loans held for resale	2,658	-
Originations of loans held for resale	(4,995)	(123)
Changes in assets and liabilities affecting cash flow:
Other assets	327	(377)
Other liabilities	(592)	(1,069)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(3)	$1,105

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

The accompanying consolidated financial statements are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made.  During the three month period ended March 31, 2015, the Company revised the unaudited Consolidated Statement of Cash Flows for the three month period ended March 31, 2014 to correct errors of a $40 thousand increase within “Depreciation and amortization”, $236 thousand increase within “Change in other assets affecting cash flow”, and $276 thousand decrease within “Change in other liabilities affecting cash flow” line items.  The Company has assessed the materiality of this correction and concluded, based on qualitative and quantitative considerations, in accordance with Staff Accounting Bulletin No. 99, that the adjustments were not material to our previously reported financial statements.

The results of operations for the three month periods ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

2. SECURITIES

The amortized cost of securities and their approximate fair value at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$26,593	$388	$(122)	$26,859
States and political subdivisions	30,988	969	(28)	31,929
Total debt securities	$57,581	$1,357	$(150)	$58,788

Mortgage-backed securities:
FNMA	$14,101	$578	$-	$14,679
FHLMC	5,620	131	(46)	5,705
GNMA	8,276	133	(9)	8,400
CMO	10,789	88	(56)	10,821
Total mortgage-backed securities	$38,786	$930	$(111)	$39,605

Total securities designated as available for sale	$96,367	$2,287	$(261)	$98,393

Held to Maturity:
Debt securities
States and political subdivisions	$1,588	$13	$(25)	$1,576

Total securities designated as held to maturity	$1,588	$13	$(25)	$1,576

	December 31, 2014
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$26,687	$305	$(275)	$26,717
States and political subdivisions	30,182	927	(49)	31,060
Total debt securities	$56,869	$1,232	$(324)	$57,777

Mortgage-backed securities:
FNMA	$14,653	$516	$(15)	$15,154
FHLMC	5,901	121	(64)	5,958
GNMA	6,014	143	(27)	6,130
CMO	10,611	42	(139)	10,514
Total mortgage-backed securities	$37,179	$822	$(245)	$37,756

Total securities designated as available for sale	$94,048	$2,054	$(569)	$95,533

Held to Maturity:
Debt securities
States and political subdivisions	$1,599	$7	$(32)	$1,574

Total securities designated as held to maturity	$1,599	$7	$(32)	$1,574

Available for sale securities with a total fair value of $85.6 million and $68.8 million at March 31, 2015 and December 31, 2014, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY.  The Company had no borrowed funds as of March 31, 2015, and had a total of $13.7 million in borrowed funds with FHLBNY at December 31, 2014.  The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements.  As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY.  The Bank held $0.8 million and $1.4 million in FHLBNY stock as of March 31, 2015 and December 31, 2014 at amortized cost.  The Company regularly evaluates investments in FHLBNY for impairment, considering liquidity, operating performance, capital position, stock repurchase and dividend history.  At this time, the Company does not believe any impairment in FHLBNY stock is warranted.

The scheduled maturities of debt and mortgage-backed securities at March 31, 2015 and December 31, 2014 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	March 31, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$8,033	$8,084	$8,172	$8,256
Due after one year through five years	23,284	23,893	22,118	22,597
Due after five years through ten years	19,310	19,590	20,517	20,589
Due after ten years	6,954	7,221	6,062	6,335
	57,581	58,788	56,869	57,777

Mortgage-backed securities
available for sale	38,786	39,605	37,179	37,756

Total available for sale securities	$96,367	$98,393	$94,048	$95,533

Debt securities held to maturity:

Due in one year or less	$478	$478	$478	$477
Due after one year through five years	66	67	77	78
Due after five years through ten years	932	924	932	914
Due after ten years	112	107	112	105
	1,588	1,576	1,599	1,574

Total held to maturity securities	$1,588	$1,576	$1,599	$1,574

Information regarding unrealized losses within the Company’s available for sale securities at March 31, 2015 and December 31, 2014 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	March 31, 2015

	Less than 12 months		12 months or longer			Total
	Fair	Unrealized	Fair		Unrealized	Fair	Unrealized
	Value	Losses	Value		Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$1,991	$(9)	$5,887		$(113)	$7,878	$(122)
States and political subdivisions	1,989	(10)	1,130		(18)	3,119	(28)
Total debt securities	$3,980	$(19)	$7,017		$(131)	$10,997	$(150)

Mortgage-backed securities:
FNMA	$-	$-	$-	-	$-	$-	$-
FHLMC	-	-	1,454		(46)	1,454	(46)
GNMA	1,207	(1)	795		(8)	2,002	(9)
CMO'S	1,670	(4)	4,232		(52)	5,902	(56)
Total mortgage-backed securities	$2,877	$(5)	$6,481		$(106)	$9,358	$(111)

Held To Maturity:
Debt securities:
States and political subdivisions	$371	$(1)	$473		$(24)	$844	$(25)

Total temporarily impaired
securities	$7,228	$(25)	$13,971		$(261)	$21,199	$(286)

	December 31, 2014

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$3,906	$(26)	$7,751	$(249)	$11,657	$(275)
States and political subdivisions	4,752	(9)	1,902	(40)	6,654	(49)
Total debt securities	$8,658	$(35)	$9,653	$(289)	$18,311	$(324)

Mortgage-backed securities:
FNMA	$1,498	$(10)	$1,731	$(5)	$3,229	$(15)
FHLMC	-	-	1,482	(64)	1,482	(64)
GNMA	-	-	2,079	(27)	2,079	(27)
CMO'S	1,722	(11)	4,290	(128)	6,012	(139)
Total mortgage-backed securities	$3,220	$(21)	$9,582	$(224)	$12,802	$(245)

Held To Maturity:
Debt securities:
States and political subdivisions	$371	$(1)	$556	$(31)	$927	$(32)

Total temporarily impaired
securities	$12,249	$(57)	$19,791	$(544)	$32,040	$(601)

Management has assessed the securities available for sale in an unrealized loss position at March 31, 2015 and December 31, 2014 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company had not recorded any other-than-temporary impairment (“OTTI”) charges as of March 31, 2015 and did not record any OTTI charges during 2014.  Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2015
Securities available-for-sale:
U.S. government agencies	$-	$26,859	$-	$26,859
States and political subdivisions	-	31,929	-	31,929
Mortgage-backed securities	-	39,605	-	39,605
Mortgage servicing rights	-	-	497	497

December 31, 2014
Securities available-for-sale:
U.S. government agencies	$-	$26,717	$-	$26,717
States and political subdivisions	-	31,060	-	31,060
Mortgage-backed securities	-	37,756	-	37,756
Mortgage servicing rights	-	-	518	518

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis, the Company reviews changes in the market value of its security portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis, the Company has its entire security portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company would submit an inquiry to the service provider regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than the initial evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in the first quarter of 2015 or during fiscal year 2014.

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three month periods ended March 31, 2015 and 2014, respectively:

	Three months ended March 31,
(in thousands)	2015	2014
Mortgage servicing rights - January 1	$518	$509
Gains (losses) included in earnings	(45)	(38)
Additions from loan sales	24	-
Mortgage servicing rights - March 31	$497	$471

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	3/31/2015	12/31/2014
Servicing fees	0.25%	0.25%
Discount rate	9.52%	9.52%
Prepayment rate (CPR)	9.80%	9.28%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2015
Impaired loans	$-	-	14,569	$14,569

December 31, 2014
Impaired loans	$-	-	13,716	$13,716

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $15.7 million, with a valuation allowance of $1.2 million, at March 31, 2015, compared to a gross value for impaired loans of $15.0 million, with a valuation allowance of $1.3 million, at December 31, 2014.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2015 and December 31, 2014, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$60,694	$60,694	$10,898	$10,898
Level 2:
Available for sale securities	98,393	98,393	95,533	95,533
FHLB and FRB stock	2,308	2,308	2,925	2,925
Level 3:
Held to maturity securities	1,588	1,576	1,599	1,574
Loans and leases, net	688,961	700,338	683,131	685,148
Mortgage servicing rights	497	497	518	518

Financial liabilities:
Level 1:
Demand deposits	$169,965	$169,965	$158,631	$158,631
NOW deposits	82,956	82,956	72,670	72,670
Regular savings deposits	416,317	416,317	363,542	363,542
Commitments to extend credit	93	93	245	245
Securities sold under agreement to
repurchase	10,673	10,673	13,778	13,778
Level 2:
Other borrowed funds	-	-	13,700	13,700
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	111,120	110,678	112,792	113,854

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

Junior Subordinated Debentures.  There is no active market for the Company’s debentures.  The fair value of the junior subordinated debentures is determined using an expected prevent value technique.  The fair value of the adjustable-rate debentures approximates their face amount.

Commitments to extend credit and standby letters of credit.  As described in Note 8 - “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at March 31, 2015 and December 31, 2014.  Such financial instruments consist of commitments to extend permanent financing and letters of credit.  If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company.  If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee.  The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities.  The carrying value approximates the fair value.

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

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	March 31, 2015	December 31, 2014
Mortgage loans on real estate:	(in thousands)
Residential Mortgages	$100,548	$98,374
Commercial and multi-family	366,657	363,252
Construction-Residential	238	721
Construction-Commercial	39,723	40,986
Home equities	59,689	59,948
Total real estate loans	566,855	563,281

Commercial and industrial loans	132,416	129,456
Consumer loans	1,704	1,764
Other	122	404
Net deferred loan origination costs	641	759
Total gross loans	701,738	695,664

Allowance for loan losses	(12,777)	(12,533)

Loans, net	$688,961	$683,131

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages.  In the three month period ended March 31, 2015, the Bank sold mortgages to FNMA totaling $2.6 million, as compared with no mortgages sold to FNMA in the three month period ended March 31, 2014.  At March 31, 2015, the Bank had a loan servicing portfolio principal balance of $72.2 million upon which it earns servicing fees, as compared with $71.6 million at December 31, 2014.  The value of the mortgage servicing rights for that portfolio was $0.5 million at March 31, 2015 and December 31, 2014, respectively.  At March 31, 2015, there were $2.8 million in residential mortgage loans held-for-sale, compared with $0.4 million in residential mortgages held for sale at December 31, 2014.  The Company had no commercial loans held-for-sale at March 31, 2015 or December 31, 2014.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.  Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging off loans, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2014 are consistent with those utilized by the Company in the three months ended March 31, 2015.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans and leases for the dates specified:

March 31, 2015
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$33,644	$308,059	$341,703	$86,254
4	1,235	42,901	44,136	29,712
5	4,844	9,974	14,818	8,652
6	-	5,723	5,723	7,687
7	-	-	-	111
Total	$39,723	$366,657	$406,380	$132,416

December 31, 2014
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$29,421	$299,798	$329,219	$83,789
4	10,492	50,691	61,183	30,223
5	1,073	7,853	8,926	8,662
6	-	4,757	4,757	6,613
7	-	153	153	169
Total	$40,986	$363,252	$404,238	$129,456

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

March 31, 2015
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and
industrial	$663	$117	$25	$805	$131,611	$132,416	$-	$6,380
Residential real estate:
Residential	345	189	473	1,007	99,541	100,548	-	1,275
Construction	-	-	-	-	238	238	-	-
Commercial real estate:
Commercial	1,923	247	302	2,472	364,185	366,657	192	2,938
Construction	5,848	-	513	6,361	33,362	39,723	513	-
Home equities	911	13	279	1,203	58,486	59,689	-	489
Consumer	15	19	-	34	1,670	1,704	-	17
Other	-	-	-	-	122	122	-	-
Total Loans	$9,705	$585	$1,592	$11,882	$689,215	$701,097	$705	$11,099

NOTE: Loan and lease balances do not include $641 thousand in net deferred loan origination costs as of March 31, 2015.

December 31, 2014
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and
industrial	$153	$60	$274	$487	$128,969	$129,456	$-	$5,500
Residential real estate:
Residential	848	158	682	1,688	96,686	98,374	-	1,296
Construction	-	-	-	-	721	721	-	-
Commercial real estate:
Commercial	4,201	3,115	513	7,829	355,423	363,252	-	3,162
Construction	8	-	201	209	40,777	40,986	201	-
Home equities	594	120	192	906	59,042	59,948	-	415
Consumer	13	1	-	14	1,750	1,764	-	17
Other	-	-	-	-	404	404	-	-
Total Loans	$5,817	$3,454	$1,862	$11,133	$683,772	$694,905	$201	$10,390

NOTE: Loan and lease balances do not include $759 thousand in net deferred loan origination costs as of December 31, 2014.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment, for the three month periods ended March 31, 2015 and 2014:

March 31, 2015

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
losses:
Beginning balance	$4,896	$5,650	$78	$941	$819	$-	$149	$12,533
Charge-offs	-	-	(6)	-	-	-	-	(6)
Recoveries	38	10	1	-	-	-	-	49
Provision	55	170	(3)	(17)	(4)	-	-	201
Ending balance	$4,989	$5,830	$70	$924	$815	$-	$149	$12,777

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$978	$124	$47	$3	$-	$-	$-	$1,152
Collectively evaluated
for impairment	4,011	5,706	23	921	815	-	149	11,625
Total	$4,989	$5,830	$70	$924	$815	$-	$149	$12,777

Loans:
Ending balance:
Individually evaluated
for impairment	$6,577	$5,604	$47	$2,512	$981	$-	$-	$15,721
Collectively evaluated
for impairment	125,839	400,776	1,779	98,274	58,708	-	-	685,376
Total	$132,416	$406,380	$1,826	$100,786	$59,689	$-	$-	$701,097

* Includes construction loans

** Includes all other consumer loans

NOTE: Loan balances do not include $641 thousand in net deferred loan origination costs as of March 31, 2015.

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

Loans:
Ending balance:
Individually evaluated
for impairment	$4,291	$11,579	$19	$2,100	$284	$-	$-	$18,273
Collectively evaluated
for impairment	106,653	380,194	1,576	96,268	57,080	-	-	641,771
Total	$110,944	$391,773	$1,595	$98,368	$57,364	$-	$-	$660,044

* Includes construction loans

** Includes all other consumer loans

NOTE: Loan balances do not include $651 thousand in net deferred loan origination costs as of March 31, 2014.

Impaired Loans

The following tables provide data, at the class level, of impaired loans as of the dates indicated:

	At March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,330	$1,461	$-	$1,416	$148	$7
Residential real estate:
Residential	2,241	2,419	-	2,253	12	11
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	1,922	2,016	-	1,956	6	18
Construction	1,103	1,103	-	1,128	-	12
Home equities	981	1,025	-	991	6	4
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total impaired loans	$7,577	$8,024	$-	$7,744	$172	$52

	At March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$5,247	$5,324	$978	$5,283	$75	$12
Residential real estate:
Residential	271	285	3	271	5	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,579	2,758	124	2,670	35	-
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer	47	60	47	48	1	1
Other	-	-	-	-	-	-
Total impaired loans	$8,144	$8,427	$1,152	$8,272	$116	$13

	At March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$6,577	$6,785	$978	$6,699	$223	$19
Residential real estate:
Residential	2,512	2,704	3	2,524	17	11
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	4,501	4,774	124	4,626	41	18
Construction	1,103	1,103	-	1,128	-	12
Home equities	981	1,025	-	991	6	4
Consumer	47	60	47	48	1	1
Other	-	-	-	-	-	-
Total impaired loans	$15,721	$16,451	$1,152	$16,016	$288	$65

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,017	$1,022	$-	$1,096	$9	$66
Residential real estate:
Residential	2,264	2,435	-	2,271	37	68
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,103	2,208	-	2,139	33	91
Construction	1,074	1,074	-	1,169	-	44
Home equities	911	950	-	917	17	22
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total impaired loans	$7,369	$7,689	$-	$7,592	$96	$291

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$4,701	$4,734	$988	$4,701	$64	$234
Residential real estate:
Residential	271	285	3	271	20	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,640	2,785	274	2,708	96	50
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer	48	60	48	49	5	6
Other	-	-	-	-	-	-
Total impaired loans	$7,660	$7,864	$1,313	$7,729	$185	$290

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$5,718	$5,756	$988	$5,797	$73	$300
Residential real estate:
Residential	2,535	2,720	3	2,542	57	68
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	4,743	4,993	274	4,847	129	141
Construction	1,074	1,074	-	1,169	-	44
Home equities	911	950	-	917	17	22
Consumer	48	60	48	49	5	6
Other	-	-	-	-	-	-
Total impaired loans	$15,029	$15,553	$1,313	$15,321	$281	$581

Non-performing loans

The following table sets forth information regarding non-performing loans as of the dates specified:

	March 31, 2015	December 31, 2014
	(in thousands)
Non-accruing loans:
Commercial and industrial loans	$6,380	$5,500
Residential real estate:
Residential	1,275	1,296
Construction	-	-
Commercial real estate:
Commercial and multi-family	2,938	3,162
Construction	-	-
Home equities	489	415
Consumer loans	17	17
Other	-	-
Total non-accruing loans	$11,099	$10,390

Accruing loans 90+ days past due	705	201
Total non-performing loans	$11,804	$10,591

Total non-performing loans
to total assets	1.31%	1.25%
Total non-performing loans
to total loans	1.68%	1.52%

Troubled debt restructurings

The Company had $6.8 million in loans that were restructured in a troubled debt restructuring (“TDR”) at March 31, 2015, compared with $6.6 million at December 31, 2014.  $2.2 million and $1.9 million of those balances were in non-accrual status at March 31, 2015 and December 31, 2014, respectively.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.  The Company did not engage in any re-modifications during the three month periods ended March 31, 2015 and 2014.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of March 31, 2015, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	March 31, 2015
	($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$874	$677	$197	$200
Residential real estate:
Residential	1,824	586	1,238	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi family	2,238	675	1,563	33
Construction	1,103	-	1,103	-
Home equities	719	228	491	-
Consumer loans	30	-	30	30
Other	-	-	-	-
Total troubled restructured loans	$6,788	$2,166	$4,622	$263

	December 31, 2014
	($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$492	$274	$218	$173
Residential real estate:
Residential	1,833	594	1,239	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi family	2,428	847	1,581	33
Construction	1,074	-	1,074	-
Home equities	728	233	495	-
Consumer loans	31	-	31	31
Other	-	-	-	-
Total troubled restructured loans	$6,586	$1,948	$4,638	$237

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

The following table shows the data for TDR activity by type of concession granted to the borrower for the three month periods ended March 31, 2015 and 2014:

	Three months ended March 31, 2015			Three months ended March 31, 2014
	($ in thousands)			($ in thousands)

Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	3	$541	$541	-	$-	$-
Residential Real Estate & Construction:
Deferral of principal	-	-	-	-	-	-
Commercial Real Estate & Construction
Deferral of principal	-	-	-	-	-	-
Home Equities:
Deferral of principal	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Other	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged off.  The following table presents loans which were classified as TDRs during the previous 12 months which defaulted during the three month periods ended March 31, 2015 and 2014:

	Three months ended March 31, 2015		Three months ended March 31, 2014
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	-	$-	-	$-
Residential Real Estate:
Residential	-	-	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and Multi-Family	-	-	-	-
Construction	-	-	-	-
Home Equities	1	19	-	-
Consumer loans	-	-	-	-
Other	-	-	-	-

5. PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three month periods ended March 31, 2015 and 2014, the Company had an average of 78,167 and 83,497 dilutive shares outstanding, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share.  For the three month periods ended March 31, 2015 and 2014, there was an average of 38,630 and 9,000 anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three month periods ended March 31, 2015 and 2014:

	Balance at December 31, 2014	Net Change	Balance at March 31, 2015
	(in thousands)
Net unrealized gain (loss) on investment securities	$911	$331	$1,242
Net defined benefit pension plans adjustments	(2,419)	29	(2,390)
Total	$(1,508)	$360	$(1,148)

	Balance at December 31, 2013	Net Change	Balance at March 31, 2014
	(in thousands)
Net unrealized gain (loss) on investment securities	$191	$361	$552
Net defined benefit pension plans adjustments	(1,454)	21	(1,433)
Total	$(1,263)	$382	$(881)

	Three months ended March 31, 2015 (in thousands)			Three months ended March 31, 2014 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$541	$(210)	$331	$588	$(227)	$361
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-	-	-	-
Net change	541	(210)	331	588	(227)	361

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	7	(2)	5	8	(3)	5
Amortization of actuarial loss (a)	48	(24)	24	26	(10)	16
Net change	55	(26)	29	34	(13)	21

Other Comprehensive Income (Loss)	$596	$(236)	$360	$622	$(240)	$382

 (a)   Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three month periods ended March 31, 2015 and 2014.

	Three months ended March 31, 2015
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$7,609	$(28)	$7,581
Provision for loan and lease losses	201	-	201
Net interest income (expense) after
provision for loan and lease losses	7,408	(28)	7,380
Non-interest income	1,237	-	1,237
Insurance service and fees	162	1,667	1,829
Net gain on sales and calls of securities	-	-	-
Amortization expense	-	-	-
Non-interest expense	6,481	1,031	7,512
Income before income taxes	2,326	608	2,934
Income tax provision	794	235	1,029
Net income	$1,532	$373	$1,905

	Three months ended March 31, 2014
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$7,326	$(28)	$7,298
Provision for loan and lease losses	153	-	153
Net interest income (expense) after
provision for loan and lease losses	7,173	(28)	7,145
Non-interest income	1,263	-	1,263
Insurance service and fees	152	1,980	2,132
Net gain on sales and calls of securities	-	-	-
Amortization expense	-	41	41
Non-interest expense	6,477	1,100	7,577
Income before income taxes	2,111	811	2,922
Income tax provision	596	313	909
Net income	$1,515	$498	$2,013

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

	March 31,	December 31,
	2015	2014
	(in thousands)

Commitments to extend credit	$234,311	$212,193
Standby letters of credit	2,767	2,430
Total	$237,078	$214,623

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank has not incurred any losses on its commitments and did not record a reserve for its commitments during the first three months of 2015 or during 2014.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP.  The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered material.

The Company is subject to possible litigation proceedings in the normal course of business.  As noted in Item 1 of Part II of the Company’s Quarterly Report on Form 10-Q, in which these unaudited financial statements are included, on September 2, 2014 the Office of the Attorney General for the State of New York (“NYAG”) filed a formal complaint against the Company and the Bank regarding residential lending practices.  The Company accrued an estimated liability relating to the NYAG investigation totaling $1.0 million during 2014.  At March, 31, 2015, a range of loss could not be determined, and management believes the $1.0 million accrual is the best estimate of probable loss.

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

The Bank did not contribute to the defined benefit pension plan in the first three months of 2015, and expects to contribute $110 thousand additional funds to the pension plan in the remainder of 2015.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three month periods ended March 31, 2015 and 2014:

	Three months ended March 31,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2015	2014	2015	2014

Service cost	$-	$-	$48	$42
Interest cost	51	51	37	40
Expected return on plan assets	(77)	(76)	-	-
Amortization of prior service cost	-	-	7	8
Amortization of the net loss	17	5	31	21
Net periodic cost (benefit)	$(9)	$(20)	$123	$111

10.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2014-04, Reclassification of Collateralized Mortgage Loans upon a Troubled Debt Restructuring.  The objective of this proposed ASU is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized.  The main provisions would also require additional disclosures regarding the amount of foreclosed residential real estate property held by the creditor and the recorded investments of consumer mortgage loans that are in the process of foreclosure at each interim and annual reporting period.  This ASU became effective for the Company in fiscal years and interim periods within those years, beginning after December 15, 2014.  The Company has adopted this guidance for the reporting periods after December 15, 2014 and did not have a material impact on its financial statements.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Many of these factors are beyond the Company’s control and are difficult to predict.

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

Significant accounting policies followed by the Company are presented in Note 1 – “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2014.  These policies, along with the disclosures presented in the other Notes to the Company's Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses in the Company’s loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on the Company’s Unaudited Consolidated Balance Sheets.  Note 1 to the Audited Consolidated Financial Statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, describes the methodology used to determine the allowance for loan losses.

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is performed annually as of December 31st.  No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value.  There were no triggering events in the three month period ended March 31, 2015 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total loans grew to $701.7 million at March 31, 2015, a $6.1 million, or 0.9%, increase from total loans of $695.7 million at December 31, 2014.  Total loans grew $41.0 million, or 6.2%, from $660.7 million at March 31, 2014.

Loans secured by real estate were $566.9 million at March 31, 2015, reflecting a $3.6 million, 0.6%, increase from $563.3 million at December 31, 2014.  The Company’s commercial real estate portfolio has historically been the fastest growing part of the real estate portfolio, which experienced $3.4 million, or 0.9%, growth from December 31, 2014, however, the Company’s residential real estate loan portfolio increased $2.2 million, or 2.2%, since December 31, 2014.  The Company’s largest loan growth was realized in the commercial and industrial loan portfolio of $132.4 million, which grew $3.0 million, or 2.3%, from $129.5 million at December 31, 2014.  Commercial construction and residential construction loans decreased $1.3 million, or 3.1%, and $0.5 million, or 67.0%, respectively, from $41.0 million and $0.7 million at December 31, 2014, respectively.

The Company sold $2.6 million in residential mortgages originated during the first quarter of 2015, compared with retaining all of its originated residential mortgages during the first quarter of 2014 as deposits increased and the Company was in an overall liquid position.  Residential mortgages sold in the first quarter of 2015 equated to approximately 40.5% of the residential mortgages originated by the Company during this quarter.

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages.  In the three month period ended March 31, 2015, the Bank sold mortgages to FNMA totaling $2.6 million, as compared with no mortgages sold to FNMA in the three month period ended March 31, 2014.  At March 31, 2015, the Bank had a loan servicing portfolio principal balance of $72.2 million upon which it earns servicing fees, as compared with $71.6 million at December 31, 2014.  The value of the mortgage servicing rights for that portfolio was $0.5 million at March 31, 2015 and December 31, 2014, respectively.  At March 31, 2015, there were $2.8 million in residential mortgage loans held-for-sale, compared with $0.4 million in residential mortgages held for sale at December 31, 2014.  The Company had no commercial loans held-for-sale at March 31, 2015 or December 31, 2014.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

The Company continues to focus on diversified growth with commercial and industrial (“C&I”) lending as a way to achieve such diversification in its loan portfolio, which has historically experienced strong growth rates in real estate loans.  In the first quarter of 2015, C&I balances increased $3.0 million, or 2.3%, from $129.5 million at December 31, 2014, and increased $21.5 million, or 19.4%, from $111.0 million at March 31, 2014.

Credit Quality of Loan Portfolio

Total non-performing loans, defined as accruing loans greater than 90 days past due and non-accrual loans, totaled $11.8 million, or 1.68% of total loans outstanding, as of March 31, 2015, compared with $10.6 million, or 1.52% of total loans outstanding, as of December 31, 2014, and $5.2 million, or 0.79% of total loans and leases outstanding at March 31, 2014.  The $1.2 million increase in non-performing loans from December 31, 2014 was due to commercial loan relationships identified during the quarter as non-accrual loans.

In the first quarter of 2015, commercial credits graded as “special mention” and “substandard” of $36.9 million increased $7.9 million, or 27.4%, from $29.0 million at December 31, 2014.  As noted in Note 4 to the Company’s Unaudited Financial Statements included in Part I of this Quarterly Report on Form 10-Q, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss categorized as “criticized” credits rather than “pass” or “watch” credits.  A $5.9 million, or 33.4%, increase in “special mention” and a $2.0 million, or 17.9%, increase in “substandard” commercial credits since December 31, 2014 resulted from a commercial real estate relationship and a commercial loan relationship down-graded from a “pass” rating into a “criticized” rating during the year.

The allowance for loan losses totaled $12.8 million, or 1.82% of total loans outstanding as of March 31, 2015, compared with $12.5 million, or 1.80% of total loans outstanding as of December 31, 2014, and $11.7 million, or 1.78% of total loans outstanding at March 31, 2014.  The $0.2 million increase in the allowance during the first quarter of 2015 was driven primarily by the increase to “criticized” commercial loans during the quarter described above.  The net charge-off (recovery) ratio in the first quarter of 2015 was (0.03)% of average net loans, compared with a ratio of 0.00% in the fourth quarter of 2014 and (0.05)% in the first quarter of 2014.

The coverage ratio of the allowance for loan losses to non-performing loans was 108.3% at March 31, 2015 compared with 118.3% at December 31, 2014, and 224.7% at March, 31 2014.  The first quarter coverage ratio decreased from December 31, 2014 due to the $1.2 million, or 11.4%, increase in total non-performing loans.

Investing Activities

Total securities were $100.0 million at March 31, 2015, compared with $97.1 million at December 31, 2014 and $97.0 million at March 31, 2014.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, increased to $46.0 million at March 31, 2015 from $2.1 million at December 31, 2014 and $30.1 million at March 31, 2014.  Interest-bearing cash increased in the first quarter of 2015 due to a $72.7 million, or 10.3%, increase in the Company’s total deposits, driven primarily by increases in regular savings, demand deposits, and NOW accounts.  Securities and interest-bearing deposits at correspondent banks made up 13.6% of the Bank’s total average interest earning assets in the first quarter, compared with 13.3% in the fourth quarter of 2014 and 16.8% in the first quarter of 2014.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities at 39.6% of total investment securities at March 31, 2015, compared with 38.9% at December 31, 2014 and 35.7% at March 31, 2014.  The concentration in tax-advantaged debt securities issued by state and political subdivisions and U.S. government-sponsored agency bonds was 31.9% and 26.9%, respectively, of the total securities portfolio at March 31, 2015, compared with 27.5% and 32.0% at December 31, 2014, and 32.9% and 28.9% at March 31, 2014.

Management believes that the credit quality of the securities portfolio as a whole is strong, as the portfolio has no individual securities in a significant unrealized loss position.  Interest rates have remained low, however, rates decreased slightly in the first quarter since December 31, 2014, resulting in an increase in the net unrealized gain position of the available-for-sale investment portfolio to $2.0 million at March 31, 2015, compared with $1.5 million at December 31, 2014 and $0.9 million at March 31, 2014.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  Available-for-sale securities with a total fair value of $85.6 million at March 31, 2015, compared with $68.8 million at December 31, 2014 and $93.6 million at March 31, 2014, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at March 31, 2015 were $780.4 million, a $72.7 million, or 10.3%, increase when compared with $707.6 million at December 31, 2014, and a $58.4 million, 8.1%, increase from $721.9 million at March 31, 2014.  The increases in deposit balances were driven by growth in regular savings, NOW accounts and demand deposit products.    The growth in the Company’s total deposits from December 31, 2014 was due mainly to increases of $52.8 million, or 14.5%, in savings deposits, $10.3 million, or 14.2%, in NOW accounts, and $11.3 million,  7.1%, in demand deposits.    In the first quarter the Bank introduced a new money market account that has been successful in acquiring new customer deposit relationships and providing cross sell opportunities.

In the first quarter of 2015, time deposits decreased $1.7 million, or 1.5%, from $112.8 million December 31, 2014 to $111.1 million at March 31, 2015.

As of March 31, 2015, the Company had no other borrowings, which include the Bank’s overnight line of credit and other advances with the FHLBNY, compared with $13.7 million at December 31, 2014 and $9.0 million at March 31, 2014.  The Company had moved into an overall liquid position in the first quarter of 2015 as a result of the increase in total deposits described above.

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

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$682,653	$7,813	4.58%	$641,265	$7,510	4.68%
Taxable securities	68,373	405	2.37%	69,992	449	2.57%
Tax-exempt securities	32,513	237	2.92%	33,499	245	2.93%
Interest bearing deposits at banks	6,624	1	0.06%	26,238	15	0.23%

Total interest-earning assets	790,163	$8,456	4.28%	770,994	$8,219	4.26%

Non interest-earning assets:

Cash and due from banks	11,480			14,920
Premises and equipment, net	10,164			11,210
Other assets	42,728			39,789

Total Assets	$854,535			$836,913

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$77,072	$79	0.41%	$71,190	$76	0.43%
Regular savings	370,017	269	0.29%	388,890	265	0.27%
Time deposits	112,224	435	1.55%	109,549	415	1.52%
Other borrowed funds	9,156	8	0.35%	9,000	79	3.51%
Junior subordinated debentures	11,330	78	2.75%	11,330	79	2.79%
Securities sold U/A to repurchase	13,366	6	0.18%	14,883	7	0.19%

Total interest-bearing liabilities	593,165	$875	0.59%	604,842	$921	0.61%

Noninterest-bearing liabilities:
Demand deposits	159,388			139,503
Other	14,785			12,090
Total liabilities	$767,338			$756,435

Stockholders' equity	87,197			80,478

Total Liabilities and Equity	$854,535			$836,913

Net interest earnings		$7,581			$7,298

Net interest margin			3.84%			3.79%

Interest rate spread			3.69%			3.65%

Net Income

Net income was $1.9 million, or $0.44 per diluted share, in the first quarter of 2015 compared with $2.0 million, or $0.47 per diluted share, in the first quarter of 2014.  The slight decline was due to lower insurance agency revenue, which offset net interest income growth and lower operating expenses.  As a result, return on average equity was 8.74% for the first quarter of 2015 compared with 10.01% in the first quarter of 2014.

Other Results of Operations – Quarterly Comparison

Net interest income was $7.6 million in the first quarter, an increase of $0.3 million, or 3.9%, from the prior-year period, which reflects strong loan growth.  First quarter net interest income was down $0.9 million, or 10.2%, from the trailing fourth quarter of 2014 which benefited from approximately $0.6 million of accelerated fee income due to two commercial loan payoffs.

Net interest margin of 3.84% improved 5 basis points over the 2014 first quarter rate of 3.79%, and was primarily impacted by a 2 basis point decrease in pricing on Evans’ interest bearing liabilities, combined with a 2 basis point increase in the yield on interest-earning assets as lower interest-earning fed funds were invested into higher yielding loans.  When compared with the trailing fourth quarter rate of 4.32%, first quarter net interest margin was down 48 basis points.  Excluding the accelerated loan fees of $0.6 million mentioned previously, the adjusted fourth quarter net interest margin was 4.03%.  The 19 basis point decrease from the adjusted fourth quarter margin was primarily due to a decrease in the yield on interest-earning assets.

The provision for loan losses was $201 thousand in the 2015 first quarter, up slightly from $153 thousand in the prior-year period. When compared with the trailing fourth quarter of 2014, the provision decreased by $373 thousand as a result of significant pay-downs on impaired loans.

Non-interest income was $3.1 million, or 28.8% of total revenue, in the quarter, down $0.3 million, or 9.7%, from the prior-year period.  Insurance agency revenue of $1.8 million was down $0.3 million, or 14.2%, from the 2014 first quarter, due mostly to decreases in personal property and casualty and profit sharing revenue.  The profit sharing decrease was driven by damage losses sustained by customers during a major snow storm in November 2014. Compared with the trailing fourth quarter of 2014, total non-interest income increased by $2.8 million due mainly to the loss on a tax credit investment that occurred in the trailing quarter.

Total non-interest expense was $7.5 million in the first quarter, a decrease of 1.4% from the prior-year period.  Personnel expenses, the largest expense item for the Company, were up $0.1 million, or 2.1%, from the last year’s first quarter, and reflect annual merit increases and personnel hires to support the Company’s growth strategy. Disciplined expense management resulted in an aggregated decrease in all other expense categories of $205 thousand compared with the 2014 first quarter.  Compared with the trailing fourth quarter of 2014, total non-interest expense was down $0.3 million, or 3.9%.

Income tax expense for the quarter was $1.0 million, representing an effective tax rate of 35.1% compared with an effective tax rate of 31.1% in the first quarter of 2014.  The increase was mostly due to one-time adjustments to deferred tax assets as a result of statutory changes made by the New York State which became effective on January 1, 2015.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 10.81% and 10.84% at March 31, 2015 and December 31, 2014, respectively.  New minimum capital ratios became effective for the Company and the Bank on January 1, 2015 and will be fully-phased-in on January 1, 2019.  As of March 31, 2015, the Company and the Bank met all applicable capital adequacy requirements under the Basel III Capital Rules.

Book value per share of the Company’s common stock was $20.49 at March 31, 2015, compared with $20.41 at December 31, 2014.  Tangible book value per share (a non-GAAP measure) at March 31, 2015 was $18.58, compared with $18.48 at December 31, 2014.

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

A reconciliation of this non-GAAP financial measure, tangible book value per share, to the most directly comparable GAAP financial measure, book value, is set forth in the following table:

($ in thousands, except per share data)	March 31, 2015	December 31, 2014

Stockholders' equity ("book value")	$86,701	$85,788
Goodwill (related to insurance agency reporting unit)	(8,101)	(8,101)
Intangible assets (related to insurance agency reporting unit)	-	-
Tangible book value (non-GAAP)	$78,600	$77,687
Number of common shares outstanding	4,230,895	4,203,684
Tangible book value per share	$18.58	$18.48

On February 17, 2015, the Company declared a cash dividend of $0.36 per share on the Company’s outstanding common stock. The dividend was paid on April 7, 2015 to shareholders of record as of March 17, 2015.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options. As a member of the FHLB the Bank is able to borrow funds at competitive rates.  Advances of up to $184.6 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At March 31, 2015, approximately 8.6% of the Bank’s securities had contractual maturity dates of one year or less and approximately 35.5% had maturity dates of five years or less.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. At March 31, 2015, in the Company’s internal stress test, the Company had net short-term liquidity of $193.7 million as compared with $214.6 million at December 31, 2014, due to the usage of cash for loan growth.  Available assets of $167.0 million, divided by public and purchased funds of $124.2 million, resulted in a long-term liquidity ratio of 134% at March 31, 2015, compared with 88% at December 31, 2014.

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
	(in thousands)

	March 31, 2015	December 31, 2014
Changes in interest rates

+200 basis points	$982	$531
+100 basis points	1,479	1,149

-100 basis points	NM	NM
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of March 31, 2015 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2013, the Company announced it had been authorized by its Board of Directors to purchase up to 100,000 shares of the Company’s outstanding common stock.  In the first quarter of 2015, the Company purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 2015:
January 1, 2015 - January 31, 2015	-	$-	-	27,168
February 2015:
February 1, 2015 - February 28, 2015	-	$-	-	27,168
March 2015:
March 1, 2015 - March 31, 2015	5,374	$24.12	1,397	25,771

Total:	5,374	$24.12	1,397	25,771

(1) 3,977 of the total shares purchased in the period consist of shares constructively tendered to the Company by attestation in satisfaction of the exercise price due upon exercise of options issued pursuant to the Company’s 2009 Long-Term Incentive Plan.  The “average price paid per share” reported in the table above, with respect to such shares, reflects the cost basis of the Company’s Treasury shares and the fair market value of the Company’s common stock on the purchase date, which was the cost paid by the Company upon acquisition of treasury shares and the closing sales price of the Company’s common stock as reported on the NYSE MKT on that date, respectively.

(2) On March 25, 2013, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock.  The repurchase program has no fixed expiration date but may be suspended or discontinued at any time.  The Company did not make any repurchases during the quarter ended March 31, 2015 except pursuant to this publically announced program.

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

May 1, 2015

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

May 1, 2015

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – March 31, 2015 and December 31, 2014; (ii) Unaudited Consolidated Statements of Income – Three months ended March 31, 2015 and 2014; (iii) Unaudited Statements of Consolidated Comprehensive Income – Three months ended March 31, 2015 and 2014; (iv) Unaudited Consolidated Statements of Stockholder’s Equity – Three months ended March 31, 2015 and 2014; (v) Unaudited Consolidated Statements of Cash Flows – Three months ended March 31, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements.