Form 10-Q
period 2015-06-30
EVANS BANCORP INC
filed 2015-08-03
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    June 30, 2015

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.50 par value 4,243,149 shares as of July 31, 2015

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2015 AND DECEMBER 31, 2014
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$14,407	$8,784
Interest-bearing deposits at banks	34,158	2,114
Securities:
Available for sale, at fair value (amortized cost: $104,284 at June 30, 2015;	105,269	95,533
$94,048 at December 31, 2014)
Held to maturity, at amortized cost (fair value: $1,440 at June 30, 2015;	1,465	1,599
$1,574 at December 31, 2014)
Federal Home Loan Bank common stock, at amortized cost	1,296	1,439
Federal Reserve Bank common stock, at amortized cost	1,478	1,486

Loans, net of allowance for loan losses of $13,110 at June 30, 2015
and $12,533 at December 31, 2014	697,722	683,131
Properties and equipment, net of accumulated depreciation of $15,651 at June 30, 2015
and $15,129 at December 31, 2014	10,200	10,224
Goodwill	8,101	8,101
Bank-owned life insurance	20,704	20,415
Other assets	13,747	13,983
TOTAL ASSETS	$908,547	$846,809

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$163,862	$158,631
NOW	79,266	72,670
Regular savings	431,555	363,542
Time	99,482	112,792
Total deposits	774,165	707,635

Securities sold under agreement to repurchase	11,009	13,778
Other short term borrowings	10,000	13,700
Other liabilities	13,848	14,578
Junior subordinated debentures	11,330	11,330
Total liabilities	820,352	761,021

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized;
4,247,469 and 4,241,797 shares issued at June 30, 2015 and December 31, 2014, respectively, and 4,239,929 and 4,203,684 outstanding at June 30, 2015
and December 31, 2014, respectively	2,126	2,123
Capital surplus	42,969	43,102
Treasury stock, at cost, 7,540 shares and 38,113 at June 30, 2015 and
December 31, 2014, respectively	(42)	(751)
Retained earnings	44,885	42,822
Accumulated other comprehensive loss, net of tax	(1,743)	(1,508)
Total stockholders' equity	88,195	85,788

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$908,547	$846,809

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2015 AND 2014
(in thousands, except share and per share amounts)
	Three Months Ended June 30,
	2015	2014
INTEREST INCOME
Loans	$7,934	$7,879
Interest bearing deposits at banks	33	15
Securities:
Taxable	429	455
Non-taxable	240	243
Total interest income	8,636	8,592
INTEREST EXPENSE
Deposits	860	756
Other borrowings	46	75
Junior subordinated debentures	82	79
Total interest expense	988	910
NET INTEREST INCOME	7,648	7,682
PROVISION (CREDIT) FOR LOAN LOSSES	415	176
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,233	7,506
NON-INTEREST INCOME
Bank charges	411	464
Insurance service and fees	1,821	1,586
Data center income	69	101
Gain on loans sold	58	40
Bank-owned life insurance	152	151
Other	965	713
Total non-interest income	3,476	3,055
NON-INTEREST EXPENSE
Salaries and employee benefits	5,066	4,564
Litigation expense	-	1,000
Occupancy	697	685
Repairs and maintenance	215	180
Advertising and public relations	231	281
Professional services	670	418
Technology and communications	262	278
Amortization of intangibles	-	40
FDIC insurance	148	112
Other	952	774
Total non-interest expense	8,241	8,332
INCOME BEFORE INCOME TAXES	2,468	2,229
INCOME TAX PROVISION	793	650
NET INCOME	$1,675	$1,579

Net income per common share-basic	$0.40	$0.38
Net income per common share-diluted	$0.39	$0.37
Cash dividends per common share	$-	$-
Weighted average number of common shares outstanding	4,234,334	4,166,497
Weighted average number of diluted shares outstanding	4,309,688	4,248,249

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(in thousands, except share and per share amounts)
	Six Months Ended June 30,
	2015	2014
INTEREST INCOME
Loans	$15,746	$15,389
Interest bearing deposits at banks	34	31
Securities:
Taxable	835	904
Non-taxable	477	488
Total interest income	17,092	16,812
INTEREST EXPENSE
Deposits	1,643	1,512
Other borrowings	60	160
Junior subordinated debentures	160	159
Total interest expense	1,863	1,831
NET INTEREST INCOME	15,229	14,981
PROVISION (CREDIT) FOR LOAN LOSSES	616	328
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	14,613	14,653
NON-INTEREST INCOME
Bank charges	820	925
Insurance service and fees	3,650	3,718
Data center income	92	207
Gain on loans sold	81	40
Bank-owned life insurance	289	296
Other	1,610	1,263
Total non-interest income	6,542	6,449
NON-INTEREST EXPENSE
Salaries and employee benefits	9,860	9,260
Litigation expense	-	1,000
Occupancy	1,392	1,428
Repairs and maintenance	388	356
Advertising and public relations	442	503
Professional services	1,180	936
Technology and communications	522	578
Amortization of intangibles	-	81
FDIC insurance	295	274
Other	1,674	1,535
Total non-interest expense	15,753	15,951
INCOME BEFORE INCOME TAXES	5,402	5,151
INCOME TAX PROVISION	1,822	1,559
NET INCOME	$3,580	$3,592

Net income per common share-basic	$0.85	$0.86
Net income per common share-diluted	$0.83	$0.84
Cash dividends per common share	$0.36	$0.31
Weighted average number of common shares outstanding	4,233,196	4,183,414
Weighted average number of diluted shares outstanding	4,309,423	4,264,889

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2015 AND 2014
(in thousands, except share and per share amounts)
	Three Months Ended June 30,
	2015		2014

NET INCOME		$1,675		$1,579

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain on available-for-sale securities	(637)		428
Less: Reclassification of gain on sale of securities	-		-
		(637)		428

Defined benefit pension plans:
Amortization of prior service cost	5		4
Amortization of actuarial assumptions	37		15
Total		42		19

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX		(595)		447

COMPREHENSIVE INCOME		$1,080		$2,026

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(in thousands, except share and per share amounts)
	Six Months Ended June 30,
	2015		2014

NET INCOME		$3,580		$3,592

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain on available-for-sale securities	(306)		789
Less: Reclassification of gain on sale of securities	-		-
		(306)		789

Defined benefit pension plans:
Amortization of prior service cost	10		9
Amortization of actuarial assumptions	61		31
Total		71		40

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX		(235)		829

COMPREHENSIVE INCOME		$3,345		$4,421

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2013	$2,106	$42,619	$37,370	$(1,263)	$(120)	$80,712
Net Income			3,592			3,592
Other comprehensive income				829		829
Cash dividends ($0.31 per common share)			(1,305)			(1,305)
Stock options and restricted stock expense		220				220
Excess tax expense from stock-based compensation		31				31
Issued 20,517 restricted shares	11	(11)				-
Repurchased 59,800 shares					(1,436)	(1,436)
Reissued 5,093 shares in stock option exercise		(51)			106	55
Reissued 5,400 shares under dividend
reinvestment plan		9			115	124
Issued 7,186 shares through Employee Stock
Purchase Plan	3	124				127
Balance, June 30, 2014	$2,120	$42,941	$39,657	$(434)	$(1,335)	$82,949

Balance, December 31, 2014	$2,123	$43,102	$42,822	$(1,508)	$(751)	$85,788
Net Income			3,580			3,580
Other comprehensive loss				(235)		(235)
Cash dividends ($0.36 per common share)			(1,517)			(1,517)
Stock options and restricted stock expense		263				263
Excess tax expense from stock-based compensation		44				44
Reissued 20,592 restricted shares,
net of 588 forfeitures		(503)			503	-
Repurchased 3,397 shares in Treasury stock					(83)	(83)
Reissued 8,034 shares in stock option exercise		(55)			155	100
Reissued 5,582 shares under dividend
reinvestment plan		4			134	138
Issued 5,672 shares in Employee Stock
Purchase Plan	3	114				117
Balance, June 30, 2015	$2,126	$42,969	$44,885	$(1,743)	$(42)	$88,195

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(in thousands)
	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Interest received	$16,916	$16,934
Fees received	5,795	6,141
Interest paid	(1,939)	(1,842)
Cash paid to employees and vendors	(15,932)	(15,317)
Cash contributed to pension plan	(165)	-
Income taxes paid	(601)	(2,785)
Proceeds from sale of loans held for resale	9,772	3,439
Originations of loans held for resale	(10,295)	(3,636)

Net cash provided by operating activities	3,551	2,934

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(24,370)	(8,900)
Proceeds from maturities, calls, and payments	14,299	7,144
Held to maturity securities:
Purchases	(50)	(330)
Proceeds from maturities, calls, and payments	184	781
Proceeds from property insurance	927	-
Additions to properties and equipment	(499)	(275)
Purchase of tax credit investment	(831)	(1,467)
Net increase in loans	(14,360)	(16,304)

Net cash used in investing activities	(24,700)	(19,351)

FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings, net	(6,469)	(3,231)
Net increase in deposits	66,531	558
Dividends paid	(1,517)	(1,305)
Repurchase of treasury stock	(83)	(1,501)
Issuance of common stock	117	183
Reissuance of treasury stock	237	188

Net cash provided by (used in) financing activities	58,816	(5,108)

Net increase (decrease) in cash and equivalents	37,667	(21,525)

CASH AND CASH EQUIVALENTS:
Beginning of period	10,898	41,954

End of period	$48,565	$20,429

(continued)

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(in thousands)
	Six Months Ended June 30,
	2015	2014

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$3,580	$3,592

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	745	827
Deferred tax expense (benefit)	191	(241)
Provision for loan losses	616	328
Gain on loans sold	(81)	(40)
Stock options and restricted stock expense	263	221
Proceeds from sale of loans held for resale	9,772	3,439
Originations of loans held for resale	(10,295)	(3,636)
Cash contributed to pension plan	(165)	-
Changes in assets and liabilities affecting cash flow:
Other assets	(1,112)	344
Other liabilities	37	(1,900)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,551	$2,934

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

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

The accompanying consolidated financial statements are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made.  During the six month period ended June 30, 2015, the Company revised the unaudited Consolidated Statement of Cash Flows for the six month period ended June 30, 2014 to correct errors involving a $347 thousand increase within “Net cash provided by operating activities”, a $347 thousand increase in “Net cash used in investing activities”, a $80 thousand increase within “Depreciation and amortization”, $483 thousand increase within “Change in other assets affecting cash flow”, and a $216 thousand increase within “Change in other liabilities affecting cash flow” line items.  The Company has assessed the materiality of this correction and concluded, based on qualitative and quantitative considerations, in accordance with Staff Accounting Bulletin No. 99, that the adjustments were not material to our previously reported financial statements.

The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

2. SECURITIES

The amortized cost of securities and their approximate fair value at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$24,120	$261	$(301)	$24,080
States and political subdivisions	38,621	801	(118)	39,304
Total debt securities	$62,741	$1,062	$(419)	$63,384

Mortgage-backed securities:
FNMA	$13,957	$434	$(19)	$14,372
FHLMC	5,275	94	(66)	5,303
GNMA	7,867	98	(67)	7,898
CMO	14,444	58	(190)	14,312
Total mortgage-backed securities	$41,543	$684	$(342)	$41,885

Total securities designated as available for sale	$104,284	$1,746	$(761)	$105,269

Held to Maturity:
Debt securities
States and political subdivisions	$1,465	$6	$(31)	$1,440

Total securities designated as held to maturity	$1,465	$6	$(31)	$1,440

	December 31, 2014
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$26,687	$305	$(275)	$26,717
States and political subdivisions	30,182	927	(49)	31,060
Total debt securities	$56,869	$1,232	$(324)	$57,777

Mortgage-backed securities:
FNMA	$14,653	$516	$(15)	$15,154
FHLMC	5,901	121	(64)	5,958
GNMA	6,014	143	(27)	6,130
CMO	10,611	42	(139)	10,514
Total mortgage-backed securities	$37,179	$822	$(245)	$37,756

Total securities designated as available for sale	$94,048	$2,054	$(569)	$95,533

Held to Maturity:
Debt securities
States and political subdivisions	$1,599	$7	$(32)	$1,574

Total securities designated as held to maturity	$1,599	$7	$(32)	$1,574

Available for sale securities with a total fair value of $68.6 million and $68.8 million at June 30, 2015 and December 31, 2014, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY.  The Company had no borrowed funds as of June 30, 2015, and had a total of $13.7 million in borrowed funds with FHLBNY at December 31, 2014.  The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements.  As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY.  The Bank held $1.3 million and $1.4 million in FHLBNY stock as of June 30, 2015 and December 31, 2014, respectively, at amortized cost.  The Company regularly evaluates investments in FHLBNY for impairment, considering liquidity, operating performance, capital position, stock repurchase and dividend history.  At this time, the Company does not believe any impairment in FHLBNY stock is warranted.

The scheduled maturities of debt and mortgage-backed securities at June 30, 2015 and December 31, 2014 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	June 30, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$2,641	$2,659	$8,172	$8,256
Due after one year through five years	28,639	29,150	22,118	22,597
Due after five years through ten years	22,094	22,172	20,517	20,589
Due after ten years	9,367	9,403	6,062	6,335
	62,741	63,384	56,869	57,777

Mortgage-backed securities
available for sale	41,543	41,885	37,179	37,756

Total available for sale securities	$104,284	$105,269	$94,048	$95,533

Debt securities held to maturity:

Due in one year or less	$388	$388	$478	$477
Due after one year through five years	66	67	77	78
Due after five years through ten years	898	881	932	914
Due after ten years	113	104	112	105
	1,465	1,440	1,599	1,574

Total held to maturity securities	$1,465	$1,440	$1,599	$1,574

Information regarding unrealized losses within the Company’s available for sale securities at June 30, 2015 and December 31, 2014 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	June 30, 2015

	Less than 12 months		12 months or longer			Total
	Fair	Unrealized	Fair		Unrealized	Fair	Unrealized
	Value	Losses	Value		Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$8,411	$(155)	$5,854		$(146)	$14,265	$(301)
States and political subdivisions	9,083	(94)	1,187		(24)	10,270	(118)
Total debt securities	$17,494	$(249)	$7,041		$(170)	$24,535	$(419)

Mortgage-backed securities:
FNMA	$4,155	$(19)	$-	-	$-	$4,155	$(19)
FHLMC	-	-	1,362		(66)	1,362	(66)
GNMA	3,684	(60)	674		(7)	4,358	(67)
CMO'S	5,153	(92)	4,012		(98)	9,165	(190)
Total mortgage-backed securities	$12,992	$(171)	$6,048		$(171)	$19,040	$(342)

Held To Maturity:
Debt securities:
States and political subdivisions	$799	$(30)	$89		$(1)	$888	$(31)

Total temporarily impaired
securities	$31,285	$(450)	$13,178		$(342)	$44,463	$(792)

	December 31, 2014

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$3,906	$(26)	$7,751	$(249)	$11,657	$(275)
States and political subdivisions	4,752	(9)	1,902	(40)	6,654	(49)
Total debt securities	$8,658	$(35)	$9,653	$(289)	$18,311	$(324)

Mortgage-backed securities:
FNMA	$1,498	$(10)	$1,731	$(5)	$3,229	$(15)
FHLMC	-	-	1,482	(64)	1,482	(64)
GNMA	-	-	2,079	(27)	2,079	(27)
CMO'S	1,722	(11)	4,290	(128)	6,012	(139)
Total mortgage-backed securities	$3,220	$(21)	$9,582	$(224)	$12,802	$(245)

Held To Maturity:
Debt securities:
States and political subdivisions	$371	$(1)	$556	$(31)	$927	$(32)

Total temporarily impaired
securities	$12,249	$(57)	$19,791	$(544)	$32,040	$(601)

Management has assessed the securities available for sale in an unrealized loss position at June 30, 2015 and December 31, 2014 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company had not recorded any other-than-temporary impairment (“OTTI”) charges as of June 30, 2015 and did not record any OTTI charges during 2014.  Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2015
Securities available-for-sale:
U.S. government agencies	$-	$24,080	$-	$24,080
States and political subdivisions	-	39,304	-	39,304
Mortgage-backed securities	-	41,885	-	41,885
Mortgage servicing rights	-	-	565	565

December 31, 2014
Securities available-for-sale:
U.S. government agencies	$-	$26,717	$-	$26,717
States and political subdivisions	-	31,060	-	31,060
Mortgage-backed securities	-	37,756	-	37,756
Mortgage servicing rights	-	-	518	518

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis, the Company reviews changes in the market value of its security portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis, the Company has its entire security portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company would submit an inquiry to the service provider regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than the initial evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in the first and second quarters of 2015 or during fiscal year 2014.

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three and six month periods ended June 30, 2015 and 2014, respectively:

	Three months ended June 30,
(in thousands)	2015	2014
Mortgage servicing rights - April 1	$497	$471
Gains (losses) included in earnings	4	(31)
Additions from loan sales	64	31
Mortgage servicing rights - June 30	$565	$471

	Six months ended June 30,
(in thousands)	2015	2014
Mortgage servicing rights - January 1	$518	$509
Gains (losses) included in earnings	(41)	(69)
Additions from loan sales	88	31
Mortgage servicing rights - June 30	$565	$471

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	6/30/2015	12/31/2014
Servicing fees	0.25%	0.25%
Discount rate	9.52%	9.52%
Prepayment rate (CPR)	8.10%	9.28%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2015
Impaired loans	$-	-	13,882	$13,882

December 31, 2014
Impaired loans	$-	-	13,716	$13,716

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $14.8 million, with a valuation allowance of $0.9 million, at June 30, 2015, compared to a gross value for impaired loans of $15.0 million, with a valuation allowance of $1.3 million, at December 31, 2014.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2015 and December 31, 2014, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$48,565	$48,565	$10,898	$10,898
Level 2:
Available for sale securities	105,269	105,269	95,533	95,533
FHLB and FRB stock	2,774	2,774	2,925	2,925
Level 3:
Held to maturity securities	1,465	1,440	1,599	1,574
Loans and leases, net	697,722	709,025	683,131	685,148
Mortgage servicing rights	565	565	518	518

Financial liabilities:
Level 1:
Demand deposits	$163,862	$163,862	$158,631	$158,631
NOW deposits	79,266	79,266	72,670	72,670
Regular savings deposits	431,555	431,555	363,542	363,542
Commitments to extend credit	249	249	245	245
Securities sold under agreement to
repurchase	11,009	11,009	13,778	13,778
Level 2:
Other borrowed funds	10,000	10,000	13,700	13,700
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	99,482	100,370	112,792	113,854

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

Commitments to extend credit and standby letters of credit.  As described in Note 8 - “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at June 30, 2015 and December 31, 2014.  Such financial instruments consist of commitments to extend permanent financing and letters of credit.  If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company.  If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee.  The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities.  The carrying value approximates the fair value.

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

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	June 30, 2015	December 31, 2014
Mortgage loans on real estate:	(in thousands)
Residential Mortgages	$98,269	$98,374
Commercial and multi-family	373,891	363,252
Construction-Residential	709	721
Construction-Commercial	45,232	40,986
Home equities	59,381	59,948
Total real estate loans	577,482	563,281

Commercial and industrial loans	129,812	129,456
Consumer loans	1,699	1,764
Other	1,165	404
Net deferred loan origination costs	674	759
Total gross loans	710,832	695,664

Allowance for loan losses	(13,110)	(12,533)

Loans, net	$697,722	$683,131

The Bank sells certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages.  In the three month period ended June 30, 2015, the Bank sold mortgages to FNMA totaling $7.1 million, as compared with $3.4 million in mortgages sold to FNMA in the three month period ended June 30, 2014.  During the six month period ended June 30, 2015 and 2014, the Bank sold $9.7 million and $3.4 million in mortgages, respectively, to FNMA.  At June 30, 2015, the Bank had a loan servicing portfolio principal balance of $77.3 million upon which it earns servicing fees, as compared with $71.6 million at December 31, 2014.  The value of the mortgage servicing rights for that portfolio was $0.6 and $0.5 million at June 30, 2015 and December 31, 2014, respectively.  At June 30, 2015, there were $1.0 million in residential mortgage loans held-for-sale, compared with $0.4 million in residential mortgages held-for-sale at December 31, 2014.  The Company had no commercial loans held-for-sale at June 30, 2015 or December 31, 2014.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.  Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging off loans, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2014 are consistent with those utilized by the Company in the three and six months ended June 30, 2015.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans and leases for the dates specified:

June 30, 2015
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$37,357	$311,618	$348,975	$77,168
4	2,669	40,588	43,257	33,611
5	5,206	15,720	20,926	11,464
6	-	5,965	5,965	7,465
7	-	-	-	104
Total	$45,232	$373,891	$419,123	$129,812

December 31, 2014
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$29,421	$299,798	$329,219	$83,789
4	10,492	50,691	61,183	30,223
5	1,073	7,853	8,926	8,662
6	-	4,757	4,757	6,613
7	-	153	153	169
Total	$40,986	$363,252	$404,238	$129,456

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

June 30, 2015
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and
industrial	$463	$223	$148	$834	$128,978	$129,812	$103	$5,620
Residential real estate:
Residential	237	243	650	1,130	97,139	98,269	125	1,265
Construction	-	-	-	-	709	709	-	-
Commercial real estate:
Commercial	-	-	2,525	2,525	371,366	373,891	238	2,812
Construction	-	-	267	267	44,965	45,232	267	-
Home equities	254	518	326	1,098	58,283	59,381	72	475
Consumer	23	1	17	41	1,658	1,699	-	17
Other	-	-	-	-	1,165	1,165	-	-
Total Loans	$977	$985	$3,933	$5,895	$704,263	$710,158	$805	$10,189

NOTE: Loan and lease balances do not include $674 thousand in net deferred loan origination costs as of June 30, 2015.

December 31, 2014
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and
industrial	$153	$60	$274	$487	$128,969	$129,456	$-	$5,500
Residential real estate:
Residential	848	158	682	1,688	96,686	98,374	-	1,296
Construction	-	-	-	-	721	721	-	-
Commercial real estate:
Commercial	4,201	3,115	513	7,829	355,423	363,252	-	3,162
Construction	8	-	201	209	40,777	40,986	201	-
Home equities	594	120	192	906	59,042	59,948	-	415
Consumer	13	1	-	14	1,750	1,764	-	17
Other	-	-	-	-	404	404	-	-
Total Loans	$5,817	$3,454	$1,862	$11,133	$683,772	$694,905	$201	$10,390

NOTE: Loan and lease balances do not include $759 thousand in net deferred loan origination costs as of December 31, 2014.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment, for the six month periods ended June, 2015 and 2014:

June 30, 2015

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Unallocated	Total
Allowance for loan
losses:
Beginning balance	$4,896	$5,650	$78	$941	$819	$149	$12,533
Charge-offs	(80)	(35)	(11)	-	-	-	(126)
Recoveries	57	23	6	1	-	-	87
Provision	(228)	856	(2)	6	(16)	-	616
Ending balance	$4,645	$6,494	$71	$948	$803	$149	$13,110

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$730	$59	$46	$40	$-	$-	$875
Collectively evaluated
for impairment	3,915	6,435	25	908	803	149	12,235
Total	$4,645	$6,494	$71	$948	$803	$149	$13,110

Loans:
Ending balance:
Individually evaluated
for impairment	$5,795	$5,455	$46	$2,500	$961	$-	$14,757
Collectively evaluated
for impairment	124,017	413,668	2,818	96,478	58,420	-	695,401
Total	$129,812	$419,123	$2,864	$98,978	$59,381	$-	$710,158

* Includes construction loans

** Includes all other consumer loans

NOTE: Loan balances do not include $674 thousand in net deferred loan origination costs as of June 30, 2015.

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

Loans:
Ending balance:
Individually evaluated
for impairment	$1,125	$13,642	$18	$1,958	$544	$-	$-	$17,287
Collectively evaluated
for impairment	110,358	377,657	3,753	96,736	56,937	-	-	645,441
Total	$111,483	$391,299	$3,771	$98,694	$57,481	$-	$-	$662,728

* Includes construction loans

** Includes all other consumer loans

NOTE: Loan balances do not include $671 thousand in net deferred loan origination costs as of June 30, 2014.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended June 30, 2015 and 2014:

June 30, 2015
(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$4,989	$5,830	$70	$924	$815	$149	$12,777
Charge-offs	(80)	(35)	(5)	-	-	-	(120)
Recoveries	19	13	5	1	-	-	38
Provision	(283)	686	1	23	(12)	-	415
Ending balance	$4,645	$6,494	$71	$948	$803	$149	$13,110

June 30, 2014
(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$4,523	$5,108	$36	$1,037	$881	$-	$149	$11,734
Charge-offs	(417)	(57)	(6)	-	-	-	-	(480)
Recoveries	31	10	2	2	-	47	-	92
Provision	(234)	484	14	7	(48)	(47)	-	176
Ending balance	$3,903	$5,545	$46	$1,046	$833	$-	$149	$11,522

Impaired Loans

The following tables provide data, at the class level, of impaired loans as of the dates indicated:

	At June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$2,162	$2,240	$-	$2,439	$64	$9
Residential real estate:
Residential	2,229	2,408	-	2,244	22	23
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	1,891	1,991	-	1,927	13	41
Construction	1,101	1,101	-	1,088	-	21
Home equities	961	1,012	-	980	15	9
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total impaired loans	$8,344	$8,752	$-	$8,678	$114	$103

	At June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$3,633	$3,746	$730	$3,726	$112	$12
Residential real estate:
Residential	271	285	40	271	10	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,463	2,642	59	2,514	87	-
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer	46	68	46	47	2	2
Other	-	-	-	-	-	-
Total impaired loans	$6,413	$6,741	$875	$6,558	$211	$14

	At June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$5,795	$5,986	$730	$6,165	$176	$21
Residential real estate:
Residential	2,500	2,693	40	2,515	32	23
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	4,354	4,633	59	4,441	100	41
Construction	1,101	1,101	-	1,088	-	21
Home equities	961	1,012	-	980	15	9
Consumer	46	68	46	47	2	2
Other	-	-	-	-	-	-
Total impaired loans	$14,757	$15,493	$875	$15,236	$325	$117

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,017	$1,022	$-	$1,096	$9	$66
Residential real estate:
Residential	2,264	2,435	-	2,271	37	68
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,103	2,208	-	2,139	33	91
Construction	1,074	1,074	-	1,169	-	44
Home equities	911	950	-	917	17	22
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total impaired loans	$7,369	$7,689	$-	$7,592	$96	$291

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$4,701	$4,734	$988	$4,701	$64	$234
Residential real estate:
Residential	271	285	3	271	20	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,640	2,785	274	2,708	96	50
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer	48	60	48	49	5	6
Other	-	-	-	-	-	-
Total impaired loans	$7,660	$7,864	$1,313	$7,729	$185	$290

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$5,718	$5,756	$988	$5,797	$73	$300
Residential real estate:
Residential	2,535	2,720	3	2,542	57	68
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	4,743	4,993	274	4,847	129	141
Construction	1,074	1,074	-	1,169	-	44
Home equities	911	950	-	917	17	22
Consumer	48	60	48	49	5	6
Other	-	-	-	-	-	-
Total impaired loans	$15,029	$15,553	$1,313	$15,321	$281	$581

Non-performing loans

The following table sets forth information regarding non-performing loans as of the dates specified:

	June 30, 2015	December 31, 2014
	(in thousands)
Non-accruing loans:
Commercial and industrial loans	$5,620	$5,500
Residential real estate:
Residential	1,265	1,296
Construction	-	-
Commercial real estate:
Commercial and multi-family	2,812	3,162
Construction	-	-
Home equities	475	415
Consumer loans	17	17
Other	-	-
Total non-accruing loans	$10,189	$10,390

Accruing loans 90+ days past due	805	201
Total non-performing loans	$10,994	$10,591

Total non-performing loans
to total assets	1.21%	1.25%
Total non-performing loans
to total loans	1.55%	1.52%

Troubled debt restructurings

The Company had $6.7 million in loans that were restructured in a troubled debt restructuring (“TDR”) at June 30, 2015, compared with $6.6 million at December 31, 2014.  $2.1 million and $1.9 million of those balances were in non-accrual status at June 30, 2015 and December 31, 2014, respectively.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.  The Company did not engage in any re-modifications during the three and six month periods ended June 30, 2015 and 2014.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of June 30, 2015, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	June 30, 2015
	($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$816	$641	$175	$196
Residential real estate:
Residential	1,815	580	1,235	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi family	2,208	667	1,541	33
Construction	1,101	-	1,101	-
Home equities	707	221	486	-
Consumer loans	30	-	30	30
Other	-	-	-	-
Total troubled restructured loans	$6,677	$2,109	$4,568	$259

	December 31, 2014
	($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$492	$274	$218	$173
Residential real estate:
Residential	1,833	594	1,239	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi family	2,428	847	1,581	33
Construction	1,074	-	1,074	-
Home equities	728	233	495	-
Consumer loans	31	-	31	31
Other	-	-	-	-
Total troubled restructured loans	$6,586	$1,948	$4,638	$237

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

The following table shows the data for TDR activity by type of concession granted to the borrower for the three and six month periods ended June 30, 2015 and 2014:

	Three months ended June 30, 2015			Three months ended June 30, 2014
	($ in thousands)			($ in thousands)

Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial	-	-	-	-	-	-
Residential Real Estate & Construction:
Extension of maturity	-	-	-	2	$632	$632
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities:
Extension of maturity & rate reduction	-	-	-	1	20	20
Extension of maturity	-	-	-	2	65	65
Consumer loans	-	-	-	-	-	-
Other	-	-	-	-	-	-

	Six months ended June 30, 2015			Six months ended June 30, 2014
	($ in thousands)			($ in thousands)

Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	3	$541	$541	-	$-	$-
Residential Real Estate & Construction:
Extension of maturity	-	-	-	2	632	632
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities:
Extension of maturity & rate reduction	-	-	-	1	20	20
Extension of maturity	-	-	-	2	65	65
Consumer loans	-	-	-	-	-	-
Other	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off.  The following table presents loans which were classified as TDRs during the previous 12 months which defaulted during the three and six month periods ended June 30, 2015 and 2014:

	Three months ended June 30, 2015		Three months ended June 30, 2014
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	-	$-	1	$71
Residential Real Estate:
Residential	-	-	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and Multi-Family	1	245	-	-
Construction	-	-	-	-
Home Equities	-	-	1	54
Consumer loans	-	-	-	-
Other	-	-	-	-

	Six months ended June 30, 2015		Six months ended June 30, 2014
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	-	$-	1	$71
Residential Real Estate:
Residential	-	-	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and Multi-Family	1	245	-	-
Construction	-	-	-	-
Home Equities	1	19	1	54
Consumer loans	-	-	-	-
Other	-	-	-	-

5. PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three and six month periods ended June 30, 2015, the Company had an average of 75,354 and 76,227 dilutive shares outstanding, respectively.  The Company had an average of 81,752 and 81,475 dilutive shares outstanding for the three and six month periods ended June 30, 2014, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share.  For the three and six month periods ended June 30, 2015, there was an average of 37,800 and 38,215 anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.  There were 40,060 potentially anti-dilutive shares outstanding for the three and six month periods ended June 30, 2014.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and six month periods ended June 30, 2015 and 2014:

	Balance at March 31, 2015	Net Change	Balance at June 30, 2015
	(in thousands)
Net unrealized gain (loss) on investment securities	$1,242	$(637)	$605
Net defined benefit pension plans adjustments	(2,390)	42	(2,348)
Total	$(1,148)	$(595)	$(1,743)

	Balance at March 31, 2014	Net Change	Balance at June 30, 2014
	(in thousands)
Net unrealized gain (loss) on investment securities	$552	$428	$980
Net defined benefit pension plans adjustments	(1,433)	19	(1,414)
Total	$(881)	$447	$(434)

	Balance at December 31, 2014	Net Change	Balance at June 30, 2015
	(in thousands)
Net unrealized gain (loss) on investment securities	$911	$(306)	$605
Net defined benefit pension plans adjustments	(2,419)	71	(2,348)
Total	$(1,508)	$(235)	$(1,743)

	Balance at December 31, 2013	Net Change	Balance at June 30, 2014
	(in thousands)
Net unrealized gain (loss) on investment securities	$191	$789	$980
Net defined benefit pension plans adjustments	(1,454)	40	(1,414)
Total	$(1,263)	$829	$(434)

	Three months ended June 30, 2015 (in thousands)			Three months ended June 30, 2014 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$(1,041)	$404	$(637)	$699	$(271)	$428
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-	-	-	-
Net change	(1,041)	404	(637)	699	(271)	428

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	9	(4)	5	7	(3)	4
Amortization of actuarial loss (a)	52	(15)	37	25	(10)	15
Net change	61	(19)	42	32	(13)	19

Other Comprehensive Income (Loss)	$(980)	$385	$(595)	$731	$(284)	$447

(a)   Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

	Six months ended June 30, 2015 (in thousands)			Six months ended June 30, 2014 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$(500)	$194	$(306)	$1,287	$(498)	$789
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-	-	-	-
Net change	(500)	194	(306)	1,287	(498)	789

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	16	(6)	10	15	(6)	9
Amortization of actuarial loss (a)	100	(39)	61	52	(21)	31
Net change	116	(45)	71	67	(27)	40

Other Comprehensive Income (Loss)	$(384)	$149	$(235)	$1,354	$(525)	$829

(a)   Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2015 and 2014.

	Three months ended June 30, 2015
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$7,677	$(29)	$7,648
Provision for loan and lease losses	415	-	415
Net interest income (expense) after
provision for loan and lease losses	7,262	(29)	7,233
Non-interest income	1,655	-	1,655
Insurance service and fees	191	1,630	1,821
Amortization expense	-	-	-
Non-interest expense	7,089	1,152	8,241
Income before income taxes	2,019	449	2,468
Income tax provision	616	177	793
Net income	$1,403	$272	$1,675

	Three months ended June 30, 2014
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$7,711	$(29)	$7,682
Provision for loan and lease losses	176	-	176
Net interest income (expense) after
provision for loan and lease losses	7,535	(29)	7,506
Non-interest income	1,469	-	1,469
Insurance service and fees	146	1,440	1,586
Amortization expense	-	40	40
Non-interest expense	7,294	998	8,292
Income before income taxes	1,856	373	2,229
Income tax provision	508	142	650
Net income	$1,348	$231	$1,579

	Six months ended June 30, 2015
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$15,286	$(57)	$15,229
Provision for loan and lease losses	616	-	616
Net interest income (expense) after
provision for loan and lease losses	14,670	(57)	14,613
Non-interest income	2,892	-	2,892
Insurance service and fees	353	3,297	3,650
Amortization expense	-	-	-
Non-interest expense	13,570	2,183	15,753
Income before income taxes	4,345	1,057	5,402
Income tax provision	1,410	412	1,822
Net income	$2,935	$645	$3,580

	Six months ended June 30, 2014
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$15,038	$(57)	$14,981
Provision for loan and lease losses	328	-	328
Net interest income (expense) after
provision for loan and lease losses	14,710	(57)	14,653
Non-interest income	2,731	-	2,731
Insurance service and fees	298	3,420	3,718
Amortization expense	-	81	81
Non-interest expense	13,772	2,098	15,870
Income before income taxes	3,967	1,184	5,151
Income tax provision	1,104	455	1,559
Net income	$2,863	$729	$3,592

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

	June 30,	December 31,
	2015	2014
	(in thousands)

Commitments to extend credit	$204,233	$212,193
Standby letters of credit	3,749	2,430
Total	$207,982	$214,623

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first six months of 2015 or during 2014.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP.  The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered material.

The Company is subject to possible litigation proceedings in the normal course of business.  On September 2, 2014 the Office of the Attorney General for the State of New York (“NYAG”) filed a formal complaint against the Company and the Bank regarding residential lending practices.  The Company accrued an estimated liability relating to the NYAG investigation totaling $1.0 million during 2014.  At June 30, 2015, a range of loss could not be determined, and management believes the $1.0 million accrual is the best estimate of probable loss.

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

The Bank contributed $165 thousand to the defined benefit pension plan in the first six months of 2015.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and six month periods ended June 30, 2015 and 2014:

	Three months ended June 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2015	2014	2015	2014

Service cost	$-	$-	$49	$42
Interest cost	52	52	37	40
Expected return on plan assets	(77)	(76)	-	-
Amortization of prior service cost	-	-	9	7
Amortization of the net loss	18	4	34	21
Net periodic cost (benefit)	$(7)	$(20)	$129	$110

	Six months ended June 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2015	2014	2015	2014

Service cost	$-	$-	$97	$84
Interest cost	103	103	74	80
Expected return on plan assets	(154)	(153)	-	-
Amortization of prior service cost	-	-	16	15
Amortization of the net loss	35	10	65	42
Net periodic cost (benefit)	$(16)	$(40)	$252	$221

10.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2014-04, Reclassification of Collateralized Mortgage Loans upon a Troubled Debt Restructuring.  The objective of this proposed ASU is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized.  The main provisions would also require additional disclosures regarding the amount of foreclosed residential real estate property held by the creditor and the recorded investments of consumer mortgage loans that are in the process of foreclosure at each interim and annual reporting period.  This ASU became effective for the Company in fiscal years and interim periods within those years, beginning after December 15, 2014.  The Company has adopted this guidance for the reporting periods after December 15, 2014.  The adoption did not have a material impact on its financial statements.

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The Company’s Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP and follow general practices within the industries in which it operates.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the Company’s Unaudited Consolidated Financial Statements and Notes.  These estimates, assumptions, and judgments are based on information available as of the date of the Unaudited Consolidated Financial Statements.  Accordingly, as this information changes, the Unaudited Consolidated Financial Statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.  When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.  Refer to Note 3 – “Fair Value Measurements” to the Company’s Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further detail on fair value measurement.

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

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and valuation of goodwill to be the accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses in the Company’s loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on the Company’s Unaudited Consolidated Balance Sheets.  Note 1 to the Audited Consolidated Financial Statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 describes the methodology used to determine the allowance for loan losses.

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is performed annually as of December 31st.  No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value.  There were no triggering events in the six month period ended June 30, 2015 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total loans grew to $710.8 million at June 30, 2015, a $9.1 million, or 1.3%, increase from total loans of $701.7 million at March 31, 2015, and a $15.2 million, or 2.2%, increase from total loans of $695.7 million at December 31, 2014.

Loans secured by real estate were $577.5 million at June 30, 2015, reflecting a $10.6 million, or 1.9%, increase from $566.9 million at March 31, 2015, and a $14.2 million, or 2.5%, increase from $563.2 million at December 31, 2014.  The Company’s commercial real estate portfolio, which has historically been the fastest growing part of the real estate portfolio, grew to $373.9 million, a $7.2 million, or 2.0%, increase from $366.7 million at March 31, 2015, while the Company’s residential real estate loan portfolio decreased $2.3 million, or 2.3%, to $98.3 million from $100.5 million over that same period.  Commercial construction loans grew to $45.2 million at June 30, 2015, a $5.5 million, or 13.9%, increase from $39.7 million at March 31, 2015.  The balances of the home equity and residential construction loan portfolios of $59.4 million and $0.7 million, respectively, remained relatively flat when compared to the prior quarter.

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages.  In the three month period ended June 30, 2015, the Bank sold mortgages to FNMA totaling $7.1 million, compared with $2.6 million in residential mortgages sold during the first three months of 2015.  At June 30, 2015, the Bank had a loan servicing portfolio principal balance of $77.3 million upon which it earns servicing fees, compared with $72.2 at March 31, 2015 and $71.6 million at December 31, 2014.  The value of the mortgage servicing rights for that portfolio was $0.6 million at June 30, 2015 and $0.5 million at both March 31, 2015 and December 31, 2014.  At June 30, 2015, there were $1.0 million in residential mortgage loans held-for-sale, compared with $2.8 million and $0.4 million in residential mortgage loans held-for-sale at March 31, 2015 and December 31, 2014, respectively.  The Company had no commercial loans held-for-sale at June 30, 2015, March 31, 2015, or December 31, 2014.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.  Additionally, in the second quarter of 2015, residential mortgage originations of $10.4 million were $3.9 million, or 60.1%, higher than the first quarter of 2015.  Residential mortgages sold in the second quarter of 2015 equated to approximately 68.3% of the residential mortgages originated by the Company during this quarter, as compared with 40.5% and 43.5% of residential mortgages originated during the first quarter of 2015 and the second quarter of 2014, respectively.

The Company’s commercial and industrial (“C&I”) lending has been a focus for growth opportunities, as a way to diversify its overall loan portfolio.  In the second quarter of 2015, C&I balances decreased $2.6 million, or 2.0%, from $132.4 million at March 31, 2015, but increased slightly by  $0.3 million, or 0.3%, from $129.5 million at December 31, 2014.

Credit Quality of Loan Portfolio

Total non-performing loans, defined as accruing loans greater than 90 days past due and non-accrual loans, totaled $11.0 million, or 1.55% of total loans outstanding, as of June 30, 2015, compared with $11.8 million, or 1.68% of total loans outstanding, as of March 31, 2015, and $10.6 million, or 1.52% of total loans outstanding at December 31, 2014.  The $0.4 million increase in non-performing loans as compared to December 31, 2014 was due to an increase in the balance of accruing loans 90 days past due, while the decrease from the prior quarter-end was driven by significant commercial loan pay-downs and smaller balances charged off.

Commercial credits graded as “special mention” and “substandard” were $45.8 million at June 30, 2015, an increase of  $8.9 million, or 24.2%, from $36.9 million at March 31, 2015 and $16.9 million, or 58.2%, from $29.0 million at December 31, 2014 as a result of credit downgrades during the first six months of 2015.  As noted in Note 4 to the Company’s Unaudited Financial Statements included in Part I of this Quarterly Report on Form 10-Q, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss categorized as “criticized” credits rather than “pass” or “watch” credits.

The allowance for loan losses totaled $13.1 million, or 1.84% of total loans outstanding as of June 30, 2015, compared with $12.8 million, or 1.82% of total loans outstanding at March 31, 2015 and $12.5 million, or 1.80% of total loans outstanding as of December 31, 2014.  The $0.3 million increase in the allowance during the second quarter of 2015 compared with the second quarter of 2014 was driven primarily by a $14.7 million increase in commercial credits graded as “special mention” and “substandard” during the quarter.  The net charge-off ratio in the second quarter of 2015 was 0.05% of average net loans, compared with a ratio of 0% in the fourth quarter of 2014 and 0.24% in the second quarter of 2014.

The coverage ratio of the allowance for loan losses to non-performing loans was 119.2% at June 30, 2015, compared with 108.3% at March 31, 2015 and 118.3% at December 31, 2014.  The second quarter coverage ratio increased from the prior quarter due to a $0.9 million, or 8.1%, decrease in total non-accrual loans.

Investing Activities

Total securities were $106.7 million at June 30, 2015, compared with $100.0 million at March 31, 2015 and $97.1 million at December 31, 2014.  Interest-bearing deposits at other banks of $34.2 million, which consist of overnight funds kept at correspondent banks and the Federal Reserve, decreased from $46.0 million at March 31, 2015 but increased from $2.1 million at December 31, 2014.  Interest-bearing deposits at other banks had increased during the first quarter of 2015 due to an  increase in the Company’s total deposits, driven primarily by increases in regular savings, demand deposits, and NOW accounts.  The decrease in interest-bearing deposits at other banks in the second quarter of 2015 was due to purchases of investment securities, which increased 6.7% during the second quarter of 2015.  Securities and interest-bearing deposits at correspondent banks made up 18.3% of the Bank’s total average interest earning assets in the second quarter of 2015, compared with 13.6% in the first quarter of 2015 and 13.3% in the fourth quarter of 2014.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities at 39.2% of the total investment securities at June 30, 2015, compared with 39.6% at March 31, 2015 and 38.9% at December 31, 2014.  The concentration in tax-advantaged debt securities issued by state and political subdivisions and U.S. government-sponsored agency bonds was 36.8% and 22.6%, respectively, of the total securities portfolio at June 30, 2015, compared with 31.9% and 26.9% at March 31, 2015 and 27.5% and 32.0% at December 31, 2014.

Management believes that the credit quality of the securities portfolio as a whole is strong, as the portfolio has no individual securities in a significant unrealized loss position.  Although interest rates have remained low, rates have increased since the end of the first quarter of 2015, resulting in a decrease in the in the net unrealized gain position of the available-for-sale investment portfolio to $1.0 million at June 30, 2015 from $2.0 million at March 31, 2015 and $1.5 million at December 31, 2014.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  Available-for-sale securities with a total fair value of $68.6 million at June 30, 2015, compared with $85.6 million at March 31, 2015 and $68.8 million at December 31, 2014, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at June 30, 2015 were $774.2 million, a $6.2 million, or 0.8%, decrease from $780.4 million at March 30, 2015,  but an increase of $66.5 million, or 9.4%, when compared with total deposits of $707.6 million at December 31, 2014.  The growth in the Company’s total deposits from December 31, 2014 was due mainly to increases in savings deposits, NOW accounts, and demand deposits.    In the first quarter the Bank introduced a new money market account that has been successful in acquiring new customer deposit relationships and providing cross sell opportunities. This product continued to have success in the second quarter of 2015, as it contributed to the $15.2 million growth in regular savings deposits compared with March 31, 2015. However, the decrease in total deposits, in the second quarter of 2015, was primarily a result of the decrease in time deposits of $11.6 million, or 10.4%, from $111.1 million at March 31, 2015, and $13.3 million, or 9.4%, from $112.8 million at December 31, 2014. The decrease in time deposits, during the second quarter of 2015, was mostly the result of roll off from a  3.0 % five year certificate of deposit promotion originated in 2010.  The roll off of the time deposits was partly responsible in reducing the cost of funds on time deposits during the second quarter to 1.42% compared to first quarter 2015 of 1.55%.

As of June 30, 2015, the Company had $10.0 million other borrowings, which include the Bank’s overnight line of credit and other advances with the FHLBNY, compared with no other borrowings at March 31, 2015 and $13.7 million at December 31, 2014.  The Company took advantage of a drop in longer term interest rates during the second quarter of 2015 and borrowed $10 million at a five year term.

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

	Three months ended June 30, 2015			Three months ended June 30, 2014
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$691,608	$7,934	4.59%	$647,169	$7,879	4.87%
Taxable securities	68,568	429	2.50%	72,330	455	2.52%
Tax-exempt securities	35,073	240	2.74%	33,050	243	2.94%
Interest bearing deposits at banks	51,094	33	0.26%	18,625	15	0.32%
Total interest-earning assets	846,343	$8,636	4.08%	771,174	$8,592	4.46%

Non interest-earning assets:

Cash and due from banks	12,365			14,192
Premises and equipment, net	10,146			11,047
Other assets	41,885			39,705
Total Assets	$910,739			$836,118

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$78,979	$84	0.43%	$73,873	$82	0.44%
Regular savings	430,930	404	0.38%	383,875	253	0.26%
Time deposits	105,051	372	1.42%	108,699	422	1.55%
Other borrowed funds	9,444	41	1.74%	7,645	68	3.56%
Junior subordinated debentures	11,330	82	2.89%	11,330	79	2.79%
Securities sold U/A to repurchase	10,759	5	0.19%	13,435	6	0.18%
Total interest-bearing liabilities	646,493	$988	0.61%	598,857	$910	0.61%
Noninterest-bearing liabilities:
Demand deposits	162,632			145,018
Other	13,665			10,101
Total liabilities	$822,790			$753,976
Stockholders' equity	87,949			82,142
Total Liabilities and Equity	$910,739			$836,118
Net interest earnings		$7,648			$7,682
Net interest margin			3.61%			3.98%
Interest rate spread			3.47%			3.85%

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$687,139	$15,746	4.58%	$644,229	$15,389	4.78%
Taxable securities	68,468	835	2.44%	71,176	904	2.54%
Tax-exempt securities	33,799	477	2.82%	33,273	488	2.93%
Interest bearing deposits at banks	28,998	34	0.23%	22,400	31	0.28%

Total interest-earning assets	818,404	$17,092	4.18%	771,078	$16,812	4.36%

Non interest-earning assets:

Cash and due from banks	11,924			14,555
Premises and equipment, net	10,155			11,128
Other assets	42,304			39,747

Total Assets	$882,787			$836,508

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$78,026	$163	0.42%	$72,532	$157	0.43%
Regular savings	400,648	673	0.34%	386,373	518	0.27%
Time deposits	108,615	807	1.49%	109,122	837	1.53%
Other borrowed funds	9,304	49	1.05%	8,320	147	3.53%
Junior subordinated debentures	11,330	160	2.82%	11,330	159	2.81%
Securities sold U/A to repurchase	12,053	11	0.18%	14,154	13	0.18%

Total interest-bearing liabilities	619,976	$1,863	0.60%	601,831	$1,831	0.61%

Noninterest-bearing liabilities:
Demand deposits	161,013			142,274
Other	14,222			11,090
Total liabilities	$795,211			$755,195

Stockholders' equity	87,576			81,313

Total Liabilities and Equity	$882,787			$836,508

Net interest earnings		$15,229			$14,981

Net interest margin			3.72%			3.89%

Interest rate spread			3.58%			3.75%

Net Income

Net income was $1.7 million, or $0.39 per diluted share, in the second quarter of 2015 compared with  $1.6 million, or $0.37 per diluted share, in the second quarter of 2014.  The Company’s results are flat compared with the second quarter of 2014, when $1.0 million in litigation expense was incurred, due to planned investments in people and systems that support the Company’s growth strategy.  These strategic investments have resulted in an increase in loans from the prior year period and trailing quarter, which had a positive impact in offsetting margin compression in the challenging interest rate environment.

For the six months ended June 30, 2015, the Company recorded net income of $3.6 million, or $0.83 per diluted share, flat when compared to net income of $3.6 million, or $0.84 per diluted share, in the same period in 2014, which included the litigation expense referred to above.

Other Results of Operations – Quarterly Comparison

Net interest income was $7.6 million in the second quarter, consistent with the prior-year period and the trailing first quarter.  Strong commercial loan growth helped offset the impact of the declining net interest margin.

Net interest margin of 3.61% decreased 37 basis points from the 2014 second quarter rate of 3.98%, and was impacted by two major items. The current competitive and interest rate environments have negatively impacted pricing on the Company’s loans which is evident in a 28 basis points decline in yield compared with the prior year second quarter. Additionally, as a result of a successful introduction of a new money market account, the bank gathered the funds into lower yielding interest bearing deposit at banks, which the Bank intends to deploy into loans in future quarters.   When compared with the trailing first quarter rate of 3.84%, second quarter net interest margin was down 23 basis points, mostly due to the increased level of interest bearing deposits at banks.

The provision for loan losses was $415 thousand in the 2015 second quarter, up from $176 thousand in the prior-year period and up from $201 thousand in the trailing first quarter of 2015.  The provision increases from both periods in comparison to the second quarter 2015 was due to an increase in commercial loans classified as criticized assets.

Non-interest income was $3.5 million, or 31.2% of total revenue, in the quarter, up $0.4 million, or 13.8%, from the prior-year period.  Insurance agency revenue of $1.8 million was up $0.2 million, or 14.8%, from the 2014 second quarter, due mostly to a high level of claims adjustor fees earned for services provided to assess damages of local properties impacted by the severe winter. Compared with the trailing first quarter of 2015, total non-interest income increased by $0.4 million due mainly to increases in commercial loan fees, mortgage servicing rights income, and data center income.

Total non-interest expense was $8.2 million in the second quarter, a decrease of 1.1% from the prior-year period.  The prior-year period included a $1.0 million litigation expense related to the NYS Attorney General's allegations regarding the Bank’s residential mortgage fair lending practices. Personnel expenses, the largest expense category for the Company, were up $0.5 million, or 11.0%, from last year’s second quarter, and reflect annual merit increases and personnel hires to support the Company’s growth strategy.

Compared with the trailing first quarter of 2015, total non-interest expense was up $0.7 million, or 9.7%. The increase was a result of increases in salaries, professional services, and other expenses.  Salaries increased as a result of hiring to support the continued growth of the Company. The professional services increase is related to both continued dialogue with the NYS Attorney General and consulting fees associated with the Company’s core banking system conversion. The Company incurred expenses related to the successful loan growth in second quarter, which was reflected in an increase in other expenses.

Income tax expense for the quarter was $0.8 million, representing an effective tax rate of 32.1% compared with an effective tax rate of 29.2% in the second quarter of 2014.  The increase was due to a lower expected percentage of tax exempt income to total income for 2015, compared with the expectation in last year’s second quarter for the full year 2014 period.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $15.2 million for the first six months of 2015, up $0.2 million or 1.7% from the first six months of 2014.  The increase in net interest income from prior year-to-date net interest income is attributed to a 2.3% increase in interest income on loans, driven by the growth in average loans of 6.7% or $42.9 million.

The Company’s net interest margin decreased by 17 basis points to 3.72% in the first six months of 2015, compared with 3.89% in the first six months of 2014.  The Company’s average interest-earning assets increased by 6.1% when compared to the same period in the prior year, however yields on those assets decreased 18 basis points when compared with the prior year period.  As described above, the Company’s declining yield on interest-earning assets has been negatively impacted by the current competitive and interest rate environments.

Provision for loan losses of $0.6 million increased $0.3 million in the first six months of 2015 when compared with the first six months of 2014.  The year-over-year increase is attributed to a $14.7 million, or 47.1%, increase in criticized commercial loans since June 30, 2014.

Non-interest income for the first six months of 2015 increased $0.1 million or 1.4% from the prior year period to $6.5 million, representing 30.0% of total revenue for the first six months of 2015 compared with 30.1% of total revenue for the first six months of 2014.  Other non-interest income increased $0.3 million, or 27.5%, in the first six months of 2015 when compared with the first six months of 2014 driven by an increase loan fees and revenue related to the Company’s mortgage servicing rights.  Revenue recognized for the Company’s premiums on loans to FNMA increased 102.5% in the first six months of 2015 compared to the first six months of 2014, as a result of the Company selling more loans to FNMA in 2015 as compared with the prior year period.  Data center income and bank charges decreased 55.6% and 11.4%, respectively, in the first six months of 2015, compared with the prior year period.  Insurance service and fees decreased 1.8% in the first six months of 2015 compared with the first six months of 2014, driven by a $0.2 million decrease in profit-sharing income when compared with the prior year period.

Total non-interest expense decreased $0.2 million, or 1.2%, in the first six months of 2015 from the first six months of 2014, mostly due to a $1.0 million litigation expense recorded in the second quarter of 2014.  The litigation expense recognized in 2014 was mostly offset by a $0.6 million increase in salaries and employee benefits expense and a $0.2 million increase professional services expense during the first six months of 2015.  The year-over-year increase in salary and benefits expense reflects annual merit increases and personnel hires to support the Company’s growth strategy.

The Company’s efficiency ratio for the first six months of 2015 improved to 72.36% compared with 74.06% compared with during the prior-year period, which was mostly due to the $1.0 million litigation expense incurred in 2014.

Income tax expense for the first six months ended June 30, 2015, was $1.8 million, representing an effective tax rate of 33.7%, compared with an effective tax rate of 30.3% in the prior year period.  The effective tax rate increased a lower expected percentage of tax exempt income to total income in the first six months of 2015, as compared with the first six months of 2014.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 10.23% and 10.84% at June 30, 2015 and December 31, 2014, respectively.  New minimum capital ratios, known as “Basel III”, became effective for the Company and the Bank on January 1, 2015 and will be fully phased-in on January 1, 2019.  As of June 30, 2015, the Company and the Bank met all applicable capital adequacy requirements under the Basel III capital rules.

Book value per share of the Company’s common stock was $20.80 at June 30, 2015, compared with $20.41 at December 31, 2014.  Tangible book value per share (a non-GAAP measure) at June 30, 2015 was $18.89, compared with $18.48 at December 31, 2014.

Tangible book value per share is a non-GAAP financial measure.  The Company calculates tangible book value per share by dividing tangible book value by the number of common shares outstanding, as compared to GAAP book value per share, which the Company calculates by dividing GAAP book value by the number of common shares outstanding.  Management believes that this information is consistent with treatment by bank regulatory agencies, which exclude intangible assets from the calculation of risk-based capital ratios.  Accordingly, management believes that this non-GAAP financial measure provides information that is important to investors and that is useful in understanding the Company’s capital position and ratios.  Further, management believes that presentation of this measure, together with the accompanying reconciliation, provides a complete understanding of factors and trends affecting the Company’s business and allows investors to view the Company’s performance in a manner similar to management, the financial services industry, bank stock analysts and regulatory agencies.  However, this non-GAAP financial measure is supplemental and is not a substitute for an analysis based on GAAP financial measures.  Note that other companies may use different calculations for this measure, and, therefore, the Company’s presentation of tangible book value per share may not be comparable to similarly titled measures reported by other companies.  Investors should review the Company’s consolidated financial statements in their entirety and should not rely on any single financial measure.

A reconciliation of this non-GAAP financial measure, tangible book value per share, to the most directly comparable GAAP financial measure, book value, is set forth in the following table:

($ in thousands, except per share data)	June 30, 2015	December 31, 2014

Stockholders' equity ("book value")	$88,195	$85,788
Goodwill (related to insurance agency reporting unit)	(8,101)	(8,101)
Intangible assets (related to insurance agency reporting unit)	-	-
Tangible book value (non-GAAP)	$80,094	$77,687
Number of common shares outstanding	4,239,929	4,203,684
Tangible book value per share	$18.89	$18.48

On February 17, 2015, the Company declared a cash dividend of $0.36 per share on the Company’s outstanding common stock.  The dividend was paid on April 7, 2015 to shareholders of record as of March 17, 2015.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Advances of up to $186.5 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At June 30, 2015, approximately 2.9% of the Bank’s securities had contractual maturity dates of one year or less and approximately 30.2% had maturity dates of five years or less.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases.  At June 30, 2015, in the Company’s internal stress test, the Company had net short-term liquidity of $214.5 million as compared with $214.6 million at December 31, 2014, due to the usage of cash for loan growth.  Available assets of $147.7 million, divided by public and purchased funds of $119.8 million, resulted in a long-term liquidity ratio of 123% at June 30, 2015, compared with 88% at December 31, 2014.

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

Market risk is the risk of loss from adverse changes in market prices and/or interest rates of the Bank’s financial instruments.  The primary market risk that the Company is exposed to is interest rate risk.  The core banking activities of lending and deposit-taking expose the Bank to interest rate risk, which occurs when assets and liabilities reprice at different times and by different amounts as interest rates change.  As a result, net interest income earned by the Bank is subject to the effects of changing interest rates.  The Bank measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for interest-earning assets and interest-bearing liabilities.  Management’s philosophy toward interest rate risk management is to limit the variability of net interest income to changes in net interest rates.  The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans, and expected maturities of investment securities, loans, and deposits.  Management supplements the modeling technique described above with analysis of market values of the Bank’s financial instruments and changes to such market values given changes in the interest rates.

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
	(in thousands)

	June 30, 2015	December 31, 2014
Changes in interest rates

+200 basis points	$132	$531
+100 basis points	662	1,149

-100 basis points	NM	NM
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of June 30, 2015 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The nature of the Company’s business generates a certain amount of litigation involving matters arising in the ordinary course of business.

In the opinion of management, there are no other proceedings which have not been previously disclosed to which the Company is a party or to which its property is subject, which, if determined adversely, would have a material effect on the Company’s results of operations or financial condition.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2013, the Company announced it had been authorized by its Board of Directors to purchase up to 100,000 shares of the Company’s outstanding common stock.  In the second quarter of 2015, the Company purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 2015:
April 1, 2015 - April 30, 2015	3,979	$24.50	-	25,771
May 2015:
May 1, 2015 - May 31, 2015	2,000	$24.64	2,000	23,771
June 2015:
June 1, 2015 - June 30, 2015	2,379	$24.64	-	23,771

Total:	8,358	$24.57	-	23,771

(1) 6,358 of the total shares purchased in the period consist of shares constructively tendered to the Company by attestation in satisfaction of the exercise price due upon exercise of options issued pursuant to the Company’s 2009 Long-Term Incentive Plan.  The “average price paid per share” reported in the table above, with respect to such shares, reflects the cost basis of the Company’s treasury shares and the fair market value of the Company’s common stock on the purchase date, which was the cost paid by the Company upon acquisition of treasury shares and the closing sales price of the Company’s common stock as reported on the NYSE MKT on that date, respectively.

(2) On March 25, 2013, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock.  The repurchase program has no fixed expiration date but may be suspended or discontinued at any time.  The maximum number of shares that may be purchased under this program as of June 30, 2015 was 23,771.

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

                                                                             Evans Bancorp, Inc.

DATE

August 3, 2015

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

August 3, 2015

/s/ Gary A. Kajtoch
Gary A. Kajtoch
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Name

3.2	Evans Bancorp, Inc.'s Amended and Restated Bylaws, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed May 26, 2015)

31.1	Certification of Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18
USC Section 1350 Chapter 63 of Title 18, United States Code,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18
USC Section 1350 Chapter 63 of Title 18, United States Code,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – June 30, 2015 and December 31, 2014; (ii) Unaudited Consolidated Statements of Income – Three months ended June 30, 2015 and 2014; (iii) Unaudited Consolidated Statements of Income - Six months ended June 30, 2015 and 2014( iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended June 30, 2015 and 2014; (v) Unaudited Statements of Consolidated Comprehensive Income - Six months ended June 30, 2015 and 2014 (vi) Unaudited Consolidated Statements of Stockholder’s Equity – Six months ended June 30, 2015 and 2014; (vii) Unaudited Consolidated Statements of Cash Flows – Six months ended June 30, 2015 and 2014; and (viii) Notes to Unaudited Consolidated Financial Statements.