Form 10-Q
period 2015-09-30
EVANS BANCORP INC
filed 2015-11-05
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    September 30, 2015

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.50 par value 4,255,301 shares as of November 5, 2015

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$11,623	$8,784
Interest-bearing deposits at banks	28,796	2,114
Securities:
Available for sale, at fair value (amortized cost: $103,463 at September 30, 2015;	105,122	95,533
$94,048 at December 31, 2014)
Held to maturity, at amortized cost (fair value: $1,509 at September 30, 2015;	1,529	1,599
$1,574 at December 31, 2014)
Federal Home Loan Bank common stock, at amortized cost	1,296	1,439
Federal Reserve Bank common stock, at amortized cost	1,487	1,486
Loans, net of allowance for loan losses of $13,456 at September 30, 2015
and $12,533 at December 31, 2014	717,783	683,131
Properties and equipment, net of accumulated depreciation of $15,534 at September 30, 2015
and $15,129 at December 31, 2014	10,683	10,224
Goodwill	8,101	8,101
Bank-owned life insurance	20,838	20,415
Other assets	13,633	13,983
TOTAL ASSETS	$920,891	$846,809

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$170,022	$158,631
NOW	79,983	72,670
Regular savings	436,331	363,542
Time	95,967	112,792
Total deposits	782,303	707,635

Securities sold under agreement to repurchase	11,310	13,778
Other short term borrowings	10,000	13,700
Other liabilities	16,275	14,578
Junior subordinated debentures	11,330	11,330
Total liabilities	831,218	761,021

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized;
4,247,469 and 4,241,797 shares issued at September 30, 2015 and December 31, 2014, respectively, and 4,238,448 and 4,203,684 outstanding at September 30, 2015
and December 31, 2014, respectively	2,126	2,123
Capital surplus	43,086	43,102
Treasury stock, at cost, 9,021 shares and 38,113 at September 30, 2015 and
December 31, 2014, respectively	(112)	(751)
Retained earnings	45,868	42,822
Accumulated other comprehensive loss, net of tax	(1,295)	(1,508)
Total stockholders' equity	89,673	85,788

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$920,891	$846,809

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(in thousands, except share and per share amounts)
	Three Months Ended September 30,
	2015	2014
INTEREST INCOME
Loans	$8,403	$7,865
Interest bearing deposits at banks	16	1
Securities:
Taxable	407	469
Non-taxable	273	241
Total interest income	9,099	8,576
INTEREST EXPENSE
Deposits	828	752
Other borrowings	49	64
Junior subordinated debentures	83	82
Total interest expense	960	898
NET INTEREST INCOME	8,139	7,678
PROVISION FOR LOAN LOSSES	396	327
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,743	7,351
NON-INTEREST INCOME
Bank charges	455	482
Insurance service and fees	1,972	1,888
Data center income	25	85
Gain on loans sold	34	87
Gain on insurance settlement	734	-
Bank-owned life insurance	134	137
Other	903	831
Total non-interest income	4,257	3,510
NON-INTEREST EXPENSE
Salaries and employee benefits	5,253	4,792
Litigation expense	(175)	-
Occupancy	675	720
Repairs and maintenance	230	190
Advertising and public relations	188	146
Professional services	673	438
Technology and communications	354	247
Amortization of intangibles	-	27
FDIC insurance	151	137
Other	931	788
Total non-interest expense	8,280	7,485
INCOME BEFORE INCOME TAXES	3,720	3,376
INCOME TAX PROVISION	1,211	1,086
NET INCOME	$2,509	$2,290

Net income per common share-basic	$0.59	$0.55
Net income per common share-diluted	$0.58	$0.54
Cash dividends per common share	$0.36	$0.34
Weighted average number of common shares outstanding	4,241,156	4,184,491
Weighted average number of diluted shares outstanding	4,312,275	4,260,759

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(in thousands, except share and per share amounts)
	Nine Months Ended September 30,
	2015	2014
INTEREST INCOME
Loans	$24,149	$23,253
Interest bearing deposits at banks	50	32
Securities:
Taxable	1,242	1,374
Non-taxable	750	729
Total interest income	26,191	25,388
INTEREST EXPENSE
Deposits	2,471	2,264
Other borrowings	109	225
Junior subordinated debentures	243	241
Total interest expense	2,823	2,730
NET INTEREST INCOME	23,368	22,658
PROVISION FOR LOAN LOSSES	1,012	655
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	22,356	22,003
NON-INTEREST INCOME
Bank charges	1,275	1,406
Insurance service and fees	5,623	5,606
Data center income	117	292
Gain on loans sold	115	127
Gain on insurance settlement	734	-
Bank-owned life insurance	423	434
Other	2,513	2,094
Total non-interest income	10,800	9,959
NON-INTEREST EXPENSE
Salaries and employee benefits	15,114	14,052
Litigation expense	(175)	1,000
Occupancy	2,066	2,148
Repairs and maintenance	618	547
Advertising and public relations	630	648
Professional services	1,855	1,374
Technology and communications	876	826
Amortization of intangibles	-	108
FDIC insurance	446	410
Other	2,604	2,322
Total non-interest expense	24,034	23,435
INCOME BEFORE INCOME TAXES	9,122	8,527
INCOME TAX PROVISION	3,033	2,646
NET INCOME	$6,089	$5,881

Net income per common share-basic	$1.44	$1.41
Net income per common share-diluted	$1.41	$1.38
Cash dividends per common share	$0.72	$0.65
Weighted average number of common shares outstanding	4,232,201	4,183,777
Weighted average number of diluted shares outstanding	4,306,532	4,266,341

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(in thousands, except share and per share amounts)
	Three Months Ended September 30,
	2015		2014

NET INCOME		$2,509		$2,290

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities	412		(171)
Less: Reclassification of gain on sale of securities	-		-
		412		(171)

Defined benefit pension plans:
Amortization of prior service cost	23		4
Amortization of actuarial assumptions	13		14
Total		36		18

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX		448		(153)

COMPREHENSIVE INCOME		$2,957		$2,137

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(in thousands, except share and per share amounts)
	Nine Months Ended September 30,
	2015		2014

NET INCOME		$6,089		$5,881

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities:
Unrealized gain on available-for-sale securities	106		618
Less: Reclassification of gain on sale of securities	-		-
		106		618

Defined benefit pension plans:
Amortization of prior service cost	33		12
Amortization of actuarial assumptions	74		46
Total		107		58

OTHER COMPREHENSIVE INCOME, NET OF TAX		213		676

COMPREHENSIVE INCOME		$6,302		$6,557

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2013	$2,106	$42,619	$37,370	$(1,263)	$(120)	$80,712
Net Income			5,881			5,881
Other comprehensive income				676		676
Cash dividends ($0.65 per common share)			(2,730)			(2,730)
Stock options and restricted stock expense		352				352
Excess tax expense from stock-based compensation		72				72
Issued 16,694 restricted shares, net of forfeitures	11	(11)				-
Repurchased 59,800 shares					(1,436)	(1,436)
Reissued 19,351 shares in stock option exercises		(253)			449	196
Reissued 5,400 shares through Dividend
Reinvestment Program		9			115	124
Issued 7,186 shares through Employee Stock
Purchase Plan	3	124				127
Balance, September 30, 2014	$2,120	$42,912	$40,521	$(587)	$(992)	$83,974

Balance, December 31, 2014	$2,123	$43,102	$42,822	$(1,508)	$(751)	$85,788
Net Income			6,089			6,089
Other comprehensive income				213		213
Cash dividends ($0.72 per common share)			(3,043)			(3,043)
Stock options and restricted stock expense		384				384
Excess tax expense from stock-based compensation		31				31
Reissued 20,592 restricted shares,
net of 588 forfeitures		(503)			503	-
Repurchased 8,676 shares					(210)	(210)
Reissued 11,832 shares in stock option exercises		(46)			212	166
Reissued 5,582 shares through Dividend
Reinvestment Program		4			134	138
Issued 5,672 shares in Employee Stock
Purchase Plan	3	114				117
Balance, September 30, 2015	$2,126	$43,086	$45,868	$(1,295)	$(112)	$89,673

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(in thousands)
	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Interest received	$25,623	$25,293
Fees received	9,424	9,481
Interest paid	(2,901)	(2,738)
Cash paid to employees and vendors	(23,860)	(21,937)
Cash contributed to pension plan	(165)	(110)
Income taxes paid	(601)	(3,141)
Proceeds from sale of loans held for resale	13,063	9,978
Originations of loans held for resale	(12,800)	(10,600)

Net cash provided by operating activities	7,783	6,226

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(28,457)	(11,446)
Proceeds from maturities, calls, and payments	19,148	12,212
Held to maturity securities:
Purchases	(346)	(498)
Proceeds from maturities, calls, and payments	416	1,122
Proceeds from property insurance	1,183	-
Additions to properties and equipment	(1,255)	(433)
Purchase of tax credit investment	(832)	(1,577)
Net increase in loans	(35,312)	(37,528)

Net cash used in investing activities	(45,455)	(38,148)

FINANCING ACTIVITIES:
(Repayments of) proceeds from borrowings, net	(6,168)	1,295
Net increase in deposits	74,668	3,184
Dividends paid	(1,517)	(1,304)
Repurchase of treasury stock	(210)	(1,436)
Issuance of common stock	117	127
Reissuance of treasury stock	303	320

Net cash provided by financing activities	67,193	2,186

Net increase (decrease) in cash and equivalents	29,521	(29,736)

CASH AND CASH EQUIVALENTS:
Beginning of period	10,898	41,954

End of period	$40,419	$12,218

(continued)

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(in thousands)
	Nine Months Ended September 30,
	2015	2014

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$6,089	$5,881

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,120	1,195
Deferred tax expense	645	18
Provision for loan losses	1,012	655
Gain on loans sold	(115)	(127)
Gain on proceeds from insurance	(734)	-
Stock options and restricted stock expense	384	352
Proceeds from sale of loans held for resale	13,063	9,978
Originations of loans held for resale	(12,800)	(10,600)
Cash contributed to pension plan	(165)	(110)
Changes in assets and liabilities affecting cash flow:
Other assets	(1,436)	(21)
Other liabilities	720	(995)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,783	$6,226

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

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

The accompanying consolidated financial statements are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods have been made.  During the nine month period ended September 30, 2015, the Company revised the unaudited Consolidated Statement of Cash Flows for the nine month period ended September 30, 2014 to correct errors involving a $631 thousand increase within “Net cash provided by operating activities”, a $631 thousand increase in “Net cash used in investing activities”, a $120 thousand increase within “Depreciation and amortization”, $726 thousand increase within “Change in other assets affecting cash flow”, and a $216 thousand increase within “Change in other liabilities affecting cash flow” line items.  The Company has assessed the materiality of this correction and concluded, based on qualitative and quantitative considerations, in accordance with Staff Accounting Bulletin No. 99, that the adjustments were not material to our previously reported financial statements.

The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

2. SECURITIES

The amortized cost of securities and their approximate fair value at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$22,004	$288	$(89)	$22,203
States and political subdivisions	39,897	857	(42)	40,712
Total debt securities	$61,901	$1,145	$(131)	$62,915

Mortgage-backed securities:
FNMA	$15,369	$506	$-	$15,875
FHLMC	4,919	95	(46)	4,968
GNMA	7,503	112	(35)	7,580
CMO	13,771	86	(73)	13,784
Total mortgage-backed securities	$41,562	$799	$(154)	$42,207

Total securities designated as available for sale	$103,463	$1,944	$(285)	$105,122

Held to Maturity:
Debt securities
States and political subdivisions	$1,529	$7	$(27)	$1,509

Total securities designated as held to maturity	$1,529	$7	$(27)	$1,509

	December 31, 2014
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$26,687	$305	$(275)	$26,717
States and political subdivisions	30,182	927	(49)	31,060
Total debt securities	$56,869	$1,232	$(324)	$57,777

Mortgage-backed securities:
FNMA	$14,653	$516	$(15)	$15,154
FHLMC	5,901	121	(64)	5,958
GNMA	6,014	143	(27)	6,130
CMO	10,611	42	(139)	10,514
Total mortgage-backed securities	$37,179	$822	$(245)	$37,756

Total securities designated as available for sale	$94,048	$2,054	$(569)	$95,533

Held to Maturity:
Debt securities
States and political subdivisions	$1,599	$7	$(32)	$1,574

Total securities designated as held to maturity	$1,599	$7	$(32)	$1,574

Available for sale securities with a total fair value of $73.7 million and $68.8 million at September 30, 2015 and December 31, 2014, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY.  The Company had $10.0 million in borrowed funds as of September 30, 2015, and had a total of $13.7 million in borrowed funds with FHLBNY at December 31, 2014.  The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements.  As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY.  The Bank held $1.3 million and $1.4 million in FHLBNY stock as of September 30, 2015 and December 31, 2014, respectively, at amortized cost.  The Company regularly evaluates investments in FHLBNY for impairment, considering liquidity, operating performance, capital position, stock repurchase and dividend history.  At this time, the Company does not believe any impairment in FHLBNY stock is warranted.

The scheduled maturities of debt and mortgage-backed securities at September 30, 2015 and December 31, 2014 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	September 30, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$2,874	$2,888	$8,172	$8,256
Due after one year through five years	31,177	31,691	22,118	22,597
Due after five years through ten years	19,509	19,875	20,517	20,589
Due after ten years	8,341	8,461	6,062	6,335
	61,901	62,915	56,869	57,777

Mortgage-backed securities
available for sale	41,562	42,207	37,179	37,756

Total available for sale securities	$103,463	$105,122	$94,048	$95,533

Debt securities held to maturity:

Due in one year or less	$368	$368	$478	$477
Due after one year through five years	214	212	77	78
Due after five years through ten years	841	830	932	914
Due after ten years	106	99	112	105
	1,529	1,509	1,599	1,574

Total held to maturity securities	$1,529	$1,509	$1,599	$1,574

Information regarding unrealized losses within the Company’s available for sale securities at September 30, 2015 and December 31, 2014 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	September 30, 2015

	Less than 12 months		12 months or longer			Total
	Fair	Unrealized	Fair		Unrealized	Fair	Unrealized
	Value	Losses	Value		Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$4,595	$(24)	$5,935		$(65)	$10,530	$(89)
States and political subdivisions	5,634	(23)	1,125		(19)	6,759	(42)
Total debt securities	$10,229	$(47)	$7,060		$(84)	$17,289	$(131)

Mortgage-backed securities:
FNMA	$-	$-	$-	-	$-	$-	$-
FHLMC	-	-	1,308		(46)	1,308	(46)
GNMA	3,662	(30)	599		(5)	4,261	(35)
CMO'S	4,974	(24)	3,862		(49)	8,836	(73)
Total mortgage-backed securities	$8,636	$(54)	$5,769		$(100)	$14,405	$(154)

Held To Maturity:
Debt securities:
States and political subdivisions	$-	$-	$1,141		$(27)	$1,141	$(27)

Total temporarily impaired
securities	$18,865	$(101)	$13,970		$(211)	$32,835	$(312)

	December 31, 2014

	Less than 12 months		12 months or longer			Total
	Fair	Unrealized	Fair		Unrealized	Fair	Unrealized
	Value	Losses	Value		Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$3,906	$(26)	$7,751		$(249)	$11,657	$(275)
States and political subdivisions	4,752	(9)	1,902		(40)	6,654	(49)
Total debt securities	$8,658	$(35)	$9,653		$(289)	$18,311	$(324)

Mortgage-backed securities:
FNMA	$1,498	$(10)	$1,731	-	$(5)	$3,229	$(15)
FHLMC	-	-	1,482		(64)	1,482	(64)
GNMA	-	-	2,079		(27)	2,079	(27)
CMO'S	1,722	(11)	4,290		(128)	6,012	(139)
Total mortgage-backed securities	$3,220	$(21)	$9,582		$(224)	$12,802	$(245)

Held To Maturity:
Debt securities:
States and political subdivisions	$371	$(1)	$556		$(31)	$927	$(32)

Total temporarily impaired
securities	$12,249	$(57)	$19,791		$(544)	$32,040	$(601)

Management has assessed the securities available for sale in an unrealized loss position at September 30, 2015 and December 31, 2014 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company had not recorded any other-than-temporary impairment (“OTTI”) charges as of September 30, 2015 and did not record any OTTI charges during 2014.  Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2015
Securities available-for-sale:
U.S. government agencies	$-	$22,203	$-	$22,203
States and political subdivisions	-	40,712	-	40,712
Mortgage-backed securities	-	42,207	-	42,207
Mortgage servicing rights	-	-	549	549

December 31, 2014
Securities available-for-sale:
U.S. government agencies	$-	$26,717	$-	$26,717
States and political subdivisions	-	31,060	-	31,060
Mortgage-backed securities	-	37,756	-	37,756
Mortgage servicing rights	-	-	518	518

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis, the Company reviews changes in the market value of its security portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis, the Company has its entire security portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, during the Company’s review or when comparing with another servicer, a material difference between pricing evaluations were to exist, the Company would submit an inquiry to the service provider regarding the data used to value a particular security.  If the Company determines it has market information that would support a different valuation than the initial evaluation it can submit a challenge for a change to that security’s valuation.  There were no material differences in valuations noted in the first, second, or third quarters of 2015 or during fiscal year 2014.

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three and nine month periods ended September 30, 2015 and 2014, respectively:

	Three months ended September 30,
(in thousands)	2015	2014
Mortgage servicing rights -July 1	$565	$471
Losses included in earnings	(46)	(12)
Additions from loan sales	30	61
Mortgage servicing rights -September 30	$549	$520

	Nine months ended September 30,
(in thousands)	2015	2014
Mortgage servicing rights - January 1	$518	$509
Losses included in earnings	(87)	(81)
Additions from loan sales	118	92
Mortgage servicing rights - September 30	$549	$520

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	9/30/2015	12/31/2014
Servicing fees	0.25%	0.25%
Discount rate	9.49%	9.52%
Prepayment rate (CPR)	9.21%	9.28%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2015
Impaired loans	$-	-	11,191	$11,191

December 31, 2014
Impaired loans	$-	-	13,716	$13,716

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $12.1 million, with a valuation allowance of $0.9 million, at September 30, 2015, compared to a gross value for impaired loans of $15.0 million, with a valuation allowance of $1.3 million, at December 31, 2014.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 2015 and December 31, 2014, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$40,419	$40,419	$10,898	$10,898
Level 2:
Available for sale securities	105,122	105,122	95,533	95,533
FHLB and FRB stock	2,783	2,783	2,925	2,925
Level 3:
Held to maturity securities	1,529	1,509	1,599	1,574
Loans, net	717,783	728,901	683,131	685,148
Mortgage servicing rights	549	549	518	518

Financial liabilities:
Level 1:
Demand deposits	$170,022	$170,022	$158,631	$158,631
NOW deposits	79,983	79,983	72,670	72,670
Regular savings deposits	436,331	436,331	363,542	363,542
Commitments to extend credit	249	249	245	245
Securities sold under agreement to
repurchase	11,310	11,310	13,778	13,778
Level 2:
Other borrowed funds	10,000	9,951	13,700	13,700
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	95,967	96,709	112,792	113,854

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

Commitments to extend credit and standby letters of credit.  As described in Note 8 - “Contingent Liabilities and Commitments” to these Unaudited Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at September 30, 2015 and December 31, 2014.  Such financial instruments consist of commitments to extend permanent financing and letters of credit.  If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company.  If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee.  The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities.  The carrying value approximates the fair value.

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

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	September 30, 2015	December 31, 2014
Mortgage loans on real estate:	($ in thousands)
Residential mortgages	$99,210	$98,374
Commercial and multi-family	386,723	363,252
Construction-Residential	746	721
Construction-Commercial	48,191	40,986
Home equities	59,901	59,948
Total real estate loans	594,771	563,281

Commercial and industrial loans	132,780	129,456
Consumer loans	1,623	1,764
Other	1,311	404
Net deferred loan origination costs	754	759
Total gross loans	731,239	695,664

Allowance for loan losses	(13,456)	(12,533)

Loans, net	$717,783	$683,131

The Bank sells certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages.  In the three month period ended September 30, 2015, the Bank sold mortgages to FNMA totaling $3.3 million, as compared with $6.6 million in mortgages sold to FNMA in the three month period ended September 30, 2014.  During the nine month periods ended September 30, 2015 and 2014, the Bank sold $12.9 million and $9.9 million in mortgages, respectively, to FNMA.  At September 30, 2015, the Bank had a loan servicing portfolio principal balance of $77.9 million upon which it earns servicing fees, as compared with $71.6 million at December 31, 2014.  The value of the mortgage servicing rights for that portfolio was $0.5 million at both September 30, 2015 and December 31, 2014.  At September 30, 2015, there were $0.3 million in residential mortgage loans held-for-sale, compared with $0.4 million in residential mortgages held-for-sale at December 31, 2014.  The Company had no commercial loans held-for-sale at September 30, 2015 or December 31, 2014.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.  Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging-off loans, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2014 are consistent with those utilized by the Company in the three and nine month periods ended September 30, 2015.

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

The Company’s consumer loans, including residential mortgages and home equities, are not individually risk rated or reviewed in the Company’s loan review process.  Consumers are not required to provide the Company with updated financial information as are commercial customers.  Consumer loans also carry smaller balances.  Given the lack of updated information after the initial underwriting of the loan and small size of individual loans, the Company uses delinquency status as the primary credit quality indicator for consumer loans.

The following tables provide data, at the class level, of credit quality indicators of certain loans and leases for the dates specified:

September 30, 2015
($ in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$38,396	$324,311	$362,707	$75,139
4	4,482	43,321	47,803	41,121
5	5,313	13,292	18,605	8,038
6	-	5,383	5,383	8,482
7	-	416	416	-
Total	$48,191	$386,723	$434,914	$132,780

December 31, 2014
($ in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$29,421	$299,798	$329,219	$83,789
4	10,492	50,691	61,183	30,223
5	1,073	7,853	8,926	8,662
6	-	4,757	4,757	6,613
7	-	153	153	169
Total	$40,986	$363,252	$404,238	$129,456

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

September 30, 2015
($ in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and
industrial	$345	$-	$188	$533	$132,247	$132,780	$163	$5,152
Residential real estate:
Residential	8	267	560	835	98,375	99,210	184	1,101
Construction	-	-	-	-	746	746	-	-
Commercial real estate:
Commercial	-	-	893	893	385,830	386,723	233	760
Construction	-	-	-	-	48,191	48,191	-	-
Home equities	360	741	190	1,291	58,610	59,901	-	553
Consumer	27	1	9	37	1,586	1,623	9	15
Other	-	-	-	-	1,311	1,311	-	-
Total Loans	$740	$1,009	$1,840	$3,589	$726,896	$730,485	$589	$7,581

NOTE: Loan and lease balances do not include $754 thousand in net deferred loan origination costs as of September 30, 2015.

December 31, 2014
($ in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and
industrial	$153	$60	$274	$487	$128,969	$129,456	$-	$5,500
Residential real estate:
Residential	848	158	682	1,688	96,686	98,374	-	1,296
Construction	-	-	-	-	721	721	-	-
Commercial real estate:
Commercial	4,201	3,115	513	7,829	355,423	363,252	-	3,162
Construction	8	-	201	209	40,777	40,986	201	-
Home equities	594	120	192	906	59,042	59,948	-	415
Consumer	13	1	-	14	1,750	1,764	-	17
Other	-	-	-	-	404	404	-	-
Total Loans	$5,817	$3,454	$1,862	$11,133	$683,772	$694,905	$201	$10,390

NOTE: Loan and lease balances do not include $759 thousand in net deferred loan origination costs as of December 31, 2014.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment, for the nine month periods ended September 30, 2015 and 2014:

September 30, 2015

($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Unallocated	Total
Allowance for loan
losses:
Beginning balance	$4,896	$5,650	$78	$941	$819	$149	$12,533
Charge-offs	(100)	(35)	(17)	(66)	-	-	(218)
Recoveries	88	32	8	1	-	-	129
Provision (Credit)	(198)	1,143	5	70	(8)	-	1,012
Ending balance	$4,686	$6,790	$74	$946	$811	$149	$13,456

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$735	$83	$44	$-	$-	$-	$862
Collectively evaluated
for impairment	3,951	6,707	30	946	811	149	12,594
Total	$4,686	$6,790	$74	$946	$811	$149	$13,456

Loans:
Ending balance:
Individually evaluated
for impairment	$5,306	$3,331	$44	$2,334	$1,038	$-	$12,053
Collectively evaluated
for impairment	127,474	431,583	2,890	97,622	58,863	-	718,432
Total	$132,780	$434,914	$2,934	$99,956	$59,901	$-	$730,485

* Includes construction loans

** Includes all other consumer loans

NOTE: Loan balances do not include $754 thousand in net deferred loan origination costs as of September 30, 2015.

September 30, 2014

($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
losses:
Beginning balance	$4,489	$4,912	$37	$1,038	$878	$-	$149	$11,503
Charge-offs	(913)	(57)	(25)	-	-	-	-	(995)
Recoveries	526	49	37	18	-	162	-	792
Provision (Credit)	(129)	931	25	7	(17)	(162)	-	655
Ending balance	$3,973	$5,835	$74	$1,063	$861	$-	$149	$11,955

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$216	$318	$49	$3	$5	$-	$-	$591
Collectively evaluated
for impairment	3,757	5,517	25	1,060	856	-	149	11,364
Total	$3,973	$5,835	$74	$1,063	$861	$-	$149	$11,955

Loans:
Ending balance:
Individually evaluated
for impairment	$613	$13,808	$49	$2,131	$1,020	$-	$-	$17,621
Collectively evaluated
for impairment	117,291	392,202	2,464	97,899	57,253	-	-	667,109
Total	$117,904	$406,010	$2,513	$100,030	$58,273	$-	$-	$684,730

* Includes construction loans

** Includes all other consumer loans

NOTE: Loan balances do not include $610 thousand in net deferred loan origination costs as of September 30, 2014.

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended September 30, 2015 and 2014:

September 30, 2015
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$4,645	$6,494	$71	$948	$803	$149	$13,110
Charge-offs	(20)	-	(6)	(66)	-	-	(92)
Recoveries	31	9	2	-	-	-	42
Provision	30	287	7	64	8	-	396
Ending balance	$4,686	$6,790	$74	$946	$811	$149	$13,456

September 30, 2014
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$3,903	$5,545	$46	$1,046	$833	$-	$149	$11,522
Charge-offs	(439)	-	(13)	-	-	-	-	(452)
Recoveries	467	10	33	16	-	32	-	558
Provision	42	280	8	1	28	(32)	-	327
Ending balance	$3,973	$5,835	$74	$1,063	$861	$-	$149	$11,955

Impaired Loans

The following tables provide data, at the class level, of impaired loans as of the dates indicated:

	At September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	($ in thousands)
Commercial and industrial	$1,064	$1,104	$-	$1,153	$37	$12
Residential real estate:
Residential	2,334	2,402	-	2,272	38	42
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	1,763	1,775	-	1,797	9	61
Construction	1,152	1,153	-	1,107	-	31
Home equities	1,038	1,093	-	1,058	24	19
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total impaired loans	$7,351	$7,527	$-	$7,387	$108	$165

	At September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	($ in thousands)
Commercial and industrial	$4,242	$4,462	$735	$4,642	$210	$11
Residential real estate:
Residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	416	533	83	427	26	-
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer	44	58	44	46	2	3
Other	-	-	-	-	-	-
Total impaired loans	$4,702	$5,053	$862	$5,115	$238	$14

	At September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	($ in thousands)
Commercial and industrial	$5,306	$5,566	$735	$5,795	$247	$23
Residential real estate:
Residential	2,334	2,402	-	2,272	38	42
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,179	2,308	83	2,224	35	61
Construction	1,152	1,153	-	1,107	-	31
Home equities	1,038	1,093	-	1,058	24	19
Consumer	44	58	44	46	2	3
Other	-	-	-	-	-	-
Total impaired loans	$12,053	$12,580	$862	$12,502	$346	$179

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,017	$1,022	$-	$1,096	$9	$66
Residential real estate:
Residential	2,264	2,435	-	2,271	37	68
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,103	2,208	-	2,139	33	91
Construction	1,074	1,074	-	1,169	-	44
Home equities	911	950	-	917	17	22
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total impaired loans	$7,369	$7,689	$-	$7,592	$96	$291

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$4,701	$4,734	$988	$4,701	$64	$234
Residential real estate:
Residential	271	285	3	271	20	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,640	2,785	274	2,708	96	50
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer	48	60	48	49	5	6
Other	-	-	-	-	-	-
Total impaired loans	$7,660	$7,864	$1,313	$7,729	$185	$290

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$5,718	$5,756	$988	$5,797	$73	$300
Residential real estate:
Residential	2,535	2,720	3	2,542	57	68
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	4,743	4,993	274	4,847	129	141
Construction	1,074	1,074	-	1,169	-	44
Home equities	911	950	-	917	17	22
Consumer	48	60	48	49	5	6
Other	-	-	-	-	-	-
Total impaired loans	$15,029	$15,553	$1,313	$15,321	$281	$581

Non-performing loans

The following table sets forth information regarding non-performing loans as of the dates specified:

	September 30, 2015	December 31, 2014
	($ in thousands)
Non-accruing loans:
Commercial and industrial loans	$5,152	$5,500
Residential real estate:
Residential	1,101	1,296
Construction	-	-
Commercial real estate:
Commercial and multi-family	760	3,162
Construction	-	-
Home equities	553	415
Consumer loans	15	17
Other	-	-
Total non-accruing loans	$7,581	$10,390

Accruing loans 90+ days past due	589	201
Total non-performing loans	$8,170	$10,591

Total non-performing loans
to total assets	0.89%	1.25%
Total non-performing loans
to total loans	1.12%	1.52%

Troubled debt restructurings

The Company had $6.6 million in loans that were restructured in a troubled debt restructuring (“TDR”) at both September 30, 2015, and December 31, 2014.  $2.1 million and $1.9 million of those balances were in non-accrual status at September 30, 2015 and December 31, 2014, respectively.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.  The Company did not engage in any re-modifications during the three and nine month periods ended September 30, 2015 and 2014.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of September 30, 2015, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	September 30, 2015
	($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$693	$539	$154	$188
Residential real estate:
Residential	1,803	571	1,232	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi family	2,179	760	1,419	83
Construction	1,153	-	1,153	-
Home equities	702	216	486	-
Consumer loans	29	-	29	29
Other	-	-	-	-
Total troubled restructured loans	$6,559	$2,086	$4,473	$300

	December 31, 2014
	($ in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$492	$274	$218	$173
Residential real estate:
Residential	1,833	594	1,239	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi family	2,428	847	1,581	33
Construction	1,074	-	1,074	-
Home equities	728	233	495	-
Consumer loans	31	-	31	31
Other	-	-	-	-
Total troubled restructured loans	$6,586	$1,948	$4,638	$237

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

The following table shows the data for TDR activity by type of concession granted to the borrower for the three and nine month periods ended September 30, 2015 and 2014:

	Three months ended September 30, 2015			Three months ended September 30, 2014
	($ in thousands)			($ in thousands)

Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial	-	-	-	-	$-	-
Residential Real Estate & Construction:
Extension of maturity & rate reduction	-	-	-	1	210	$210
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities:
Extension of maturity	-	-	-	7	524	524
Combination of concessions	-	-	-	1	65	65
Direct financing leases	-	-	-	-	-	-
Consumer loans	-	-	-	1	31	31
Other	-	-	-	-	-	-

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	($ in thousands)			($ in thousands)

Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	3	$541	$541	-	$-	$-
Residential Real Estate & Construction:
Extension of maturity & rate reduction	-	-	-	1	210	210
Extension of maturity	-	-	-	2	632	632
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities:
Extension of maturity	-	-	-	9	589	589
Extension of maturity & rate reduction	-	-	-	1	20	20
Combination of concessions	-	-	-	1	65	65
Direct financing leases	-	-	-	-	-	-
Consumer loans	-	-	-	1	31	31
Other	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off.  The following table presents loans which were classified as TDRs during the previous 12 months which defaulted during the three and nine month periods ended September 30, 2015 and 2014:

	Three months ended September 30, 2015		Three months ended September 30, 2014
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	-	$-	-	-
Residential Real Estate:
Residential	1	127	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and Multi-Family	1	416	-	-
Construction	-	-	-	-
Home Equities	-	-	-	-
Consumer loans	-	-	-	-
Other	-	-	-	-

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	-	$-	1	$71
Residential Real Estate:
Residential	1	127	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and Multi-Family	2	661	-	-
Construction	-	-	-	-
Home Equities	1	19	1	54
Consumer loans	-	-	-	-
Other	-	-	-	-

5. PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three and nine month periods ended September 30, 2015, the Company had an average of 71,119 and 74,331 dilutive shares outstanding, respectively.  The Company had an average of 76,268 and 82,564 dilutive shares outstanding for the three and nine month periods ended September 30, 2014, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share.  For the three and nine month periods ended September 30, 2015, there was an average of 37,800 and 38,077 anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.  There were 9,000 potentially anti-dilutive shares outstanding for the three and nine month periods ended September 30, 2014.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and nine month periods ended September 30, 2015 and 2014:

	Balance at June 30, 2015	Net Change	Balance at September 30, 2015
	(in thousands)
Net unrealized gain on investment securities	$605	$412	$1,017
Net defined benefit pension plan adjustments	(2,348)	36	(2,312)
Total	$(1,743)	$448	$(1,295)

	Balance at June 30, 2014	Net Change	Balance at September 30, 2014
	(in thousands)
Net unrealized gain (loss) on investment securities	$980	$(171)	$809
Net defined benefit pension plan adjustments	(1,414)	18	(1,396)
Total	$(434)	$(153)	$(587)

	Balance at December 31, 2014	Net Change	Balance at September 30, 2015
	(in thousands)
Net unrealized gain on investment securities	$911	$106	$1,017
Net defined benefit pension plan adjustments	(2,419)	107	(2,312)
Total	$(1,508)	$213	$(1,295)

	Balance at December 31, 2013	Net Change	Balance at September 30, 2014
	(in thousands)
Net unrealized gain on investment securities	$191	$618	$809
Net defined benefit pension plan adjustments	(1,454)	58	(1,396)
Total	$(1,263)	$676	$(587)

	Three months ended September 30, 2015 (in thousands)			Three months ended September 30, 2014 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities	$673	$(261)	$412	$(281)	$110	$(171)
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-	-	-	-
Net change	673	(261)	412	(281)	110	(171)

Defined benefit pension plan adjustments:
Net actuarial gain (loss)	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	37	(14)	23	7	(3)	4
Amortization of actuarial loss (a)	20	(7)	13	25	(11)	14
Net change	57	(21)	36	32	(14)	18

Other Comprehensive Income (Loss)	$730	$(282)	$448	$(249)	$96	$(153)

(a)   Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

	Nine months ended September 30, 2015 (in thousands)			Nine months ended September 30, 2014 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities	$173	$(67)	$106	$1,007	$(389)	$618
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-	-	-	-
Net change	173	(67)	106	1,007	(389)	618

Defined benefit pension plan adjustments:
Net actuarial gain (loss)	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	53	(20)	33	22	(10)	12
Amortization of actuarial loss (a)	120	(46)	74	77	(31)	46
Net change	173	(66)	107	99	(41)	58

Other Comprehensive Income (Loss)	$346	$(133)	$213	$1,106	$(430)	$676

(a)   Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2015 and 2014.

	Three months ended September 30, 2015
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$8,169	$(30)	$8,139
Provision for loan losses	396	-	396
Net interest income (expense) after
provision for loan losses	7,773	(30)	7,743
Non-interest income	2,285	-	2,285
Insurance service and fees	170	1,802	1,972
Amortization expense	-	-	-
Non-interest expense	7,033	1,247	8,280
Income before income taxes	3,195	525	3,720
Income tax provision	1,013	198	1,211
Net income	$2,182	$327	$2,509

	Three months ended September 30, 2014
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$7,707	$(29)	$7,678
Provision for loan losses	327	-	327
Net interest income (expense) after
provision for loan losses	7,380	(29)	7,351
Non-interest income	1,622	-	1,622
Insurance service and fees	156	1,732	1,888
Amortization expense	-	27	27
Non-interest expense	6,363	1,095	7,458
Income before income taxes	2,795	581	3,376
Income tax provision	862	224	1,086
Net income	$1,933	$357	$2,290

	Nine months ended September 30, 2015
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$23,455	$(87)	$23,368
Provision for loan losses	1,012	-	1,012
Net interest income (expense) after
provision for loan losses	22,443	(87)	22,356
Non-interest income	5,177	-	5,177
Insurance service and fees	524	5,099	5,623
Amortization expense	-	-	-
Non-interest expense	20,604	3,430	24,034
Income before income taxes	7,540	1,582	9,122
Income tax provision	2,423	610	3,033
Net income	$5,117	$972	$6,089

	Nine months ended September 30, 2014
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$22,744	$(86)	$22,658
Provision for loan losses	655	-	655
Net interest income (expense) after
provision for loan losses	22,089	(86)	22,003
Non-interest income	4,353	-	4,353
Insurance service and fees	454	5,152	5,606
Amortization expense	-	108	108
Non-interest expense	20,134	3,193	23,327
Income before income taxes	6,762	1,765	8,527
Income tax provision	1,967	679	2,646
Net income	$4,795	$1,086	$5,881

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

	September 30,	December 31,
	2015	2014
	(in thousands)

Commitments to extend credit	$224,466	$212,193
Standby letters of credit	3,799	2,430
Total	$228,265	$214,623

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first nine months of 2015 or during 2014.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP.  The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered to be material.

The Company is subject to possible litigation proceedings in the normal course of business.  On September 10, 2015, without any admission of liability or responsibility, the Company and the Bank reached a settlement with the Office of the Attorney General for the State of New York (“NYAG”).  The settlement agreement formally ended litigation commenced by the NYAG in September 2014 against the Company and the Bank regarding residential lending practices.  The settlement agreement entered into with the NYAG is described in greater detail in Part II, Item 1 of this report.

The Company has reduced its reserve relating to this litigation to $825,000, the amount of the settlement agreement.  The reserve was originally recorded in the second quarter of 2014 in the amount of $1 million.

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

The Bank contributed $165 thousand to the defined benefit pension plan in the first nine months of 2015.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and nine month periods ended September 30, 2015 and 2014:

	Three months ended September 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2015	2014	2015	2014

Service cost	$-	$-	$49	$40
Interest cost	51	52	37	37
Expected return on plan assets	(77)	(76)	-	-
Amortization of prior service cost	-	-	8	7
Amortization of the net loss	18	5	33	20
Net periodic cost (benefit)	$(8)	$(19)	$127	$104

	Nine months ended September 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2015	2014	2015	2014

Service cost	$-	$-	$147	$124
Interest cost	153	155	111	117
Expected return on plan assets	(231)	(229)	-	-
Amortization of prior service cost	-	-	24	22
Amortization of the net loss	54	15	97	62
Net periodic cost (benefit)	$(24)	$(59)	$379	$325

10. SUBSEQUENT EVENTS

Effective November 5, 2015 Gary Kajtoch resigned, for personal reasons, as Executive Vice President, Treasurer and Chief Financial Officer of the Company.  In connection with his resignation, the Company and Mr. Kajtoch entered into an agreement and release.  Under the agreement the Company will pay a lump sum of $350,000, which will be recognized as a charge to earnings in the fourth quarter of 2015.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2014-04, Reclassification of Collateralized Mortgage Loans upon a Troubled Debt Restructuring.  The objective of this ASU is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized.  The main provisions would also require additional disclosures regarding the amount of foreclosed residential real estate property held by the creditor and the recorded investments of consumer mortgage loans that are in the process of foreclosure at each interim and annual reporting period.  This ASU became effective for the Company in fiscal years and interim periods within those years, beginning after December 15, 2014.  The Company has adopted this guidance for the reporting periods after December 15, 2014.  The adoption did not have a material impact on its financial statements.

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

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is performed annually as of December 31st.  No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value.  There were no triggering events in the nine month period ended September 30, 2015 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total loans grew to $731.2 million at September 30, 2015, a $20.4 million, or 2.9%, increase from total loans of $710.8 million at June 30, 2015, and a $35.6 million, or 5.1%, increase from total loans of $695.7 million at December 31, 2014.

Loans secured by real estate were $594.8 million at September 30, 2015, reflecting a $17.3 million, or 3.0%, increase from $577.5 million at June 30, 2015, and a $31.5 million, or 5.6%, increase from $563.3 million at December 31, 2014.  The Company’s commercial real estate portfolio, which has historically been the fastest growing part of the real estate portfolio, grew to $386.7 million, a $12.8 million, or 3.4%, increase from $373.9 million at June 30, 2015, while the Company’s residential real estate loan portfolio increased $0.9 million, or 1.0%, to $99.2 million from $98.3 million over that same period.  Commercial construction loans grew to $48.2 million at September 30, 2015, a $3.0 million, or 6.5%, increase from $45.2 million at June 30, 2015.  The balance of the home equity loan portfolio increased 0.9% to $59.9 million at September 30, 2015, while the balance of the residential construction loan portfolio of $0.7 million was flat when compared to the prior quarter.

The Bank sells certain fixed rate residential mortgages to FNMA, while maintaining the servicing rights for those mortgages.  In the three month period ended September 30, 2015, the Bank sold mortgages to FNMA totaling $3.3 million, compared with $7.1 million in residential mortgages sold during the three month period ended June 30, 2015.  At September 30, 2015, the Bank had a loan servicing portfolio principal balance of $77.9 million upon which it earns servicing fees, compared with $77.3 at June  30, 2015 and $71.6 million at December 31, 2014.  The value of the mortgage servicing rights for that portfolio was $0.5 million at September 30, 2015 and $0.6 million at both June  30, 2015 and December 31, 2014.  At September 30, 2015, there were $0.3 million in residential mortgage loans held-for-sale, compared with $1.0 million and $0.4 million in residential mortgage loans held-for-sale at June 30, 2015 and December 31, 2014, respectively.  The Company had no commercial loans held-for-sale at September 30, 2015, June 30, 2015, or December 31, 2014.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.  In the third quarter of 2015, residential mortgage originations of $8.9 million were $1.5 million, or 14.3%, lower than the second quarter of 2015.  Residential mortgages sold in the third quarter of 2015 equated to approximately 36.5% of the residential mortgages originated by the Company during this quarter, as compared with 67.6% and 65.3% of residential mortgages originated during the second quarter of 2015 and the third quarter of 2014, respectively.

The Company’s commercial and industrial (“C&I”) lending has been a focus for growth opportunities, as a way to diversify its overall loan portfolio.  The C&I portfolio grew to $132.8 million at September 30, 2015, representing a $3.0 million, or 2.3%, increase from $129.8 million at June 30, 2015 and a $3.3 million, or 2.6%, increase from $129.5 million at December 31, 2014.

Credit Quality of Loan Portfolio

Total non-performing loans, defined as accruing loans greater than 90 days past due and non-accrual loans, totaled $8.2 million, or 1.12% of total loans outstanding, as of September 30, 2015, compared with $11.0 million, or 1.55% of total loans outstanding, as of June 30, 2015, and $10.6 million, or 1.52% of total loans outstanding at December 31, 2014.  The $2.8 million decrease in non-performing loans as compared to the prior quarter was due to the pay-off of a large non-accrual loan.

Commercial credits graded as “special mention” and “substandard” were $40.5 million at September 30, 2015, a decrease of  $5.3 million, or 11.6%, from $45.8 million at June 30, 2015 but an increase of $11.5 million, or 39.7%, from $29.0 million at December 31, 2014.  This decrease from the prior quarter is attributable to large pay-offs of two commercial loan relationships.  As noted in Note 4 to the Company’s Unaudited Financial Statements included in Part I of this Quarterly Report on Form 10-Q, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss categorized as “criticized” credits rather than “pass” or “watch” credits.

The allowance for loan losses totaled $13.5 million, or 1.84% of total loans outstanding as of September 30, 2015, compared with $13.1 million, or 1.84% of total loans outstanding at June 30, 2015 and $12.5 million, or 1.80% of total loans outstanding as of December 31, 2014.  The $0.4 million increase in the allowance during the third quarter of 2015 compared with the second quarter of 2015 was driven by general loan growth during the quarter and is not attributable to any specific credit.  The net charge-off ratio for the third quarter of 2015 was 0.03% of average net loans, compared with a ratio of 0.05% in the second quarter of 2015 and no charge-offs taken in the fourth quarter of 2014.

The coverage ratio of the allowance for loan losses to non-performing loans was 164.7% at September 30, 2015, compared with 119.2% at June  30, 2015 and 118.3% at December 31, 2014.  The third quarter coverage ratio increased from the prior quarter due to a $2.6 million, or 25.6%, decrease in total non-accrual loans.

Investing Activities

Total securities were $109.4 million at September 30, 2015, compared with $109.5 million at June  30, 2015 and $100.1 million at December 31, 2014.  Interest-bearing deposits at other banks of $28.8 million, which consist of overnight funds kept at correspondent banks and the Federal Reserve, decreased from  $34.2 million at June  30, 2015 but increased from $2.1 million at December 31, 2014.  Interest-bearing deposits at other banks had increased during the first quarter of 2015 due to an  increase in the Company’s total deposits, driven primarily by increases in regular savings, demand deposits, and NOW accounts.  The decrease in interest-bearing deposits at other banks in the third quarter of 2015 was due to loan growth, which increased 2.9% during the third quarter of 2015.  Securities and interest-bearing deposits at correspondent banks made up 16.5% of the Bank’s total average interest earning assets in the third quarter of 2015, compared with 18.3% in the second quarter of 2015 and 13.3% in the fourth quarter of 2014.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities at 38.0% of the total investment securities at September 30, 2015, compared with 39.2%  at June 30, 2015 and 38.9% at December 31, 2014.  The concentration in tax-advantaged debt securities issued by state and political subdivisions and U.S. government-sponsored agency bonds was 36.5% and 20.1%, respectively, of the total securities portfolio at September 30, 2015, compared with 36.8% and 22.6% at June  30, 2015 and 27.5% and 32.0% at December 31, 2014.

Management believes that the credit quality of the securities portfolio as a whole is strong, as the portfolio has no individual securities in a significant unrealized loss position.  Interest rates have remained low, resulting in  an increase in the net unrealized gain position of the available-for-sale investment portfolio to $1.7 million at September 30, 2015 from $1.0 million at June  30, 2015 and $1.5 million at December 31, 2014.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  Available-for-sale securities with a total fair value of $73.7 million at September 30, 2015, compared with $68.6 million at June 30, 2015 and $68.8 million at December 31, 2014, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at September 30, 2015 were $782.3 million, an $8.1 million, or 1.1%, increase from $774.2 million at June 30, 2015,  and a $74.7 million, or 10.6% increase, when compared with total deposits of $707.6 million at December 31, 2014.  The growth in the Company’s total deposits from December 31, 2014 was due mainly to increases in savings deposits, NOW accounts, and demand deposits.    In the first quarter of 2015 the Bank introduced a new money market account that has been successful in acquiring new customer deposit relationships and providing cross sell opportunities.  This product continued to have success in the third quarter of 2015, as it contributed to the $4.3 million growth in regular savings deposits compared with June 30, 2015.  The increase in total deposits in the third quarter of 2015 was primarily a result of the $6.2 million, or 3.8%, increase in demand deposits.

As of September 30, 2015, the Company had $10.0 million in other borrowings, which included the Bank’s overnight line of credit and other advances with the FHLBNY, compared with $10.0 million in other borrowings at June 30, 2015 and $13.7 million at December 31, 2014.

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

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$706,568	$8,403	4.76%	$666,029	$7,865	4.72%
Taxable securities	70,376	407	2.31%	73,590	469	2.55%
Tax-exempt securities	41,963	273	2.60%	32,496	241	2.97%
Interest bearing deposits at banks	27,500	16	0.23%	2,134	1	0.19%
Total interest-earning assets	846,407	$9,099	4.30%	774,249	$8,576	4.43%

Non interest-earning assets:

Cash and due from banks	13,351			13,744
Premises and equipment, net	10,561			10,873
Other assets	42,191			40,112
Total Assets	$912,510			$838,978

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$78,335	$78	0.40%	$72,337	$81	0.45%
Regular savings	431,127	442	0.41%	370,982	249	0.27%
Time deposits	97,321	308	1.27%	108,580	422	1.55%
Other borrowed funds	10,000	44	1.76%	10,049	57	2.27%
Junior subordinated debentures	11,330	83	2.93%	11,330	82	2.89%
Securities sold U/A to repurchase	10,783	5	0.19%	14,213	7	0.20%
Total interest-bearing liabilities	638,896	$960	0.60%	587,491	$898	0.61%
Noninterest-bearing liabilities:
Demand deposits	168,883			155,508
Other	15,122			11,465
Total liabilities	$822,901			$754,464
Stockholders' equity	89,609			84,514
Total Liabilities and Equity	$912,510			$838,978
Net interest earnings		$8,139			$7,678
Net interest margin			3.85%			3.97%
Interest rate spread			3.70%			3.82%

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$693,652	$24,149	4.64%	$651,509	$23,253	4.76%
Taxable securities	69,114	1,242	2.40%	71,986	1,374	2.54%
Tax-exempt securities	36,551	750	2.74%	33,015	729	2.94%
Interest bearing deposits at banks	28,500	50	0.23%	17,409	32	0.25%

Total interest-earning assets	827,817	$26,191	4.22%	773,919	$25,388	4.37%

Non interest-earning assets:

Cash and due from banks	12,404			12,519
Premises and equipment, net	10,291			11,043
Other assets	42,266			39,867

Total Assets	$892,778			$837,348

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$78,130	$241	0.41%	$72,460	$239	0.44%
Regular savings	410,912	1,114	0.36%	381,238	767	0.27%
Time deposits	104,812	1,116	1.42%	108,943	1,258	1.54%
Other borrowed funds	9,539	93	1.30%	8,898	205	3.07%
Junior subordinated debentures	11,330	243	2.86%	11,330	241	2.84%
Securities sold U/A to repurchase	11,624	16	0.18%	14,183	20	0.19%

Total interest-bearing liabilities	626,347	$2,823	0.60%	597,052	$2,730	0.61%

Noninterest-bearing liabilities:
Demand deposits	163,651			146,704
Other	14,521			11,223
Total liabilities	$804,519			$754,979

Stockholders' equity	88,259			82,369

Total Liabilities and Equity	$892,778			$837,348

Net interest earnings		$23,368			$22,658

Net interest margin			3.76%			3.90%

Interest rate spread			3.62%			3.76%

Net Income

Net income was $2.5 million, or $0.58 per diluted share, in the third quarter of 2015 up from $2.3 million, or $0.54 per diluted share, in the third quarter of 2014, primarily due to increased net interest income and a $0.7 million gain from an insurance settlement.  As a result, return on average equity was 11.20% for the third quarter of 2015 compared with 10.84% in the third quarter of 2014.

For the nine months ended September 30, 2015, Evans recorded net income of $6.1 million, or $1.41 per diluted share, compared with net income of $5.9 million, or $1.38 per diluted share, in the same period in 2014, which included a $1.0 million pre-tax litigation expense in the second quarter.

Other Results of Operations – Quarterly Comparison

Net interest income was $8.1 million in the third quarter, up $0.5 million from the prior-year period and the trailing second quarter.  Growth in loans and non-interest bearing demand deposits drove the increase over both periods.

Net interest margin of 3.85% decreased 12 basis points from 3.97% in the 2014 third quarter, driven by decreases in the yield on investment securities.   When compared with net interest margin of 3.61% in the trailing second quarter, net interest margin was up 24 basis points, mostly due to interest earned on the payoff of a large non-accrual loan and growth of the loan portfolio.

The provision for loan losses was $396 thousand in the 2015 third quarter, up from $326 thousand in the prior-year period, but down $19 thousand from the trailing second quarter of 2015.

Non-interest income was $4.3 million, or 34.3% of total revenue, in the quarter, up $0.7 million, or 21.3%, from the prior-year period.  This increase reflects a $0.7 million gain from an insurance settlement related to a fire sustained at a branch location.  Insurance agency revenue of $2.0 million was up $0.1 million, or 4.5%, from the 2014 third quarter, due mostly to increases in financial services and employee benefits revenue. Compared with the trailing second quarter of 2015, total non-interest income increased by $0.7 million primarily due to the insurance settlement gain.

Total non-interest expense was $8.3 million in the third quarter, an increase of 10.6%, or $0.8 million, from the prior-year period.  Personnel expenses, the largest expense category for the Company, were up $0.5 million, or 9.6%, from last year’s third quarter, and reflect annual merit increases and personnel hires to support the Company’s continued growth.  Professional services were $0.7 million, up $0.2 million, or nearly 54% year-over-year due mostly to higher legal expenses related to the New York State Attorney General suit that was settled in the quarter.  As a result of the legal settlement, Evans recorded a $175 thousand reversal of a previously established litigation reserve in the quarter.

Compared with the trailing second quarter of 2015, total non-interest expense was up $39 thousand, or 0.5%.  The slight increase reflects higher personnel expenses partially offset by the $175 thousand litigation reserve reversal, which partially offset these increases..

Income tax expense for the quarter was $1.2 million, representing an effective tax rate of 32.6% compared with an effective tax rate of 32.2% in the third quarter of 2014.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $23.4 million for the first nine months of 2015, up $0.7 million or 3.1% from the first nine months of 2014.  The increase in net interest income from prior year-to-date net interest income is attributed to a 3.8% increase in interest income on loans, driven by the growth in average loans of 6.5% or $42.1 million.

The Company’s net interest margin decreased by 14 basis points to 3.76% in the first nine months of 2015, compared with 3.90% in the first nine months of 2014.  The Company’s average interest-earning assets increased by 7.0% when compared to the same period in the prior year; however, yields on those assets decreased 15 basis points when compared with the prior year period.  As described above, the Company’s declining yield on interest-earning assets has been negatively impacted by the current competitive and interest rate environments.

Provision for loan losses of $1.0 million increased $0.4 million in the first nine months of 2015 when compared with the first nine months of 2014.  The year-over-year increase is attributed to an $8.2 million, or 25.1%, increase in criticized commercial loans since September 30, 2014.

Non-interest income for the first nine months of 2015 increased $0.8 million or 8.4% from the prior year period to $10.8 million, representing 31.6% of total revenue for the first nine months of 2015 compared with 30.5% of total revenue for the first nine months of 2014.  The increase in non-interest income year over year was largely driven by the $0.7 million gain on insurance proceeds related to a fire sustained at a branch location.  Other non-interest income increased $0.4 million, or 20.0%, in the first nine months of 2015 when compared with the first nine months of 2014, as a result of increased loan fees due to the strong loan growth in the first nine months of 2015.  Data center income and bank charges decreased 59.9% and 9.4%, respectively, in the first nine months of 2015, compared with the prior year period.  Insurance service and fees decreased 3.1% in the first nine months of 2015 compared with the first nine months of 2014, driven by a $0.2 million decrease in property and casualty insurance when compared with the prior year period.

Total non-interest expense increased $0.6 million, or 2.5%, in the first nine months of 2015 compared with the first nine months of 2014, mostly due to a $1.1 million increase in salaries and employee benefits expense and a $0.5 million increase in professional services expense during the first nine months of 2015.  The year-over-year increase in salary and benefits expense reflects annual merit increases and personnel hires to support the Company’s growth strategy.

The Company’s efficiency ratio for the first nine months of 2015 improved to 70.34% compared with 71.52% during the same prior-year period, mostly due to the combination of $0.7 million in insurance proceeds in the current year and the $1.0 million litigation expense incurred in 2014.

Income tax expense for the nine months ended September 30, 2015, was $3.0 million, representing an effective tax rate of 33.3%, compared with an effective tax rate of 31.0% in the prior year period.  The effective tax rate increased due to a lower than expected percentage of tax exempt income to total income recognized in the first nine months of 2015 as compared with the first nine months of 2014.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a  Tier 1 leverage ratio of 10.32% and 10.84% at September 30, 2015 and December 31, 2014, respectively.  New minimum capital ratios, known as “Basel III”, became effective for the Company and the Bank on January 1, 2015 and will be fully phased-in on January 1, 2019.  As of September 30, 2015, the Company and the Bank met all applicable capital adequacy requirements under the Basel III capital rules.

Book value per share of the Company’s common stock was $21.16 at September 30, 2015, compared with $20.41 at December 31, 2014.  Tangible book value per share (a non-GAAP measure) at September 30, 2015 was $19.25, compared with $18.48 at December 31, 2014.

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

A reconciliation of this non-GAAP financial measure, tangible book value per share, to the most directly comparable GAAP financial measure, book value, is set forth in the following table:

($ in thousands, except per share data)	September 30, 2015	December 31, 2014

Stockholders' equity ("book value")	$89,673	$85,788
Goodwill (related to insurance agency reporting unit)	(8,101)	(8,101)
Intangible assets (related to insurance agency reporting unit)	-	-
Tangible book value (non-GAAP)	$81,572	$77,687
Number of common shares outstanding	4,238,448	4,203,684
Tangible book value per share	$19.25	$18.48

On August 18, 2015, the Company declared a cash dividend of $0.36 per share on the Company’s outstanding common stock.  The dividend was paid on October 6, 2015 to shareholders of record as of September 15, 2015.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Advances of up to $185.0 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At September 30, 2015, approximately 2.7% of the Bank’s securities had contractual maturity dates of one year or less and approximately 32.9% had maturity dates of five years or less.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases.  At September 30, 2015, in the Company’s internal stress test, the Company had net short-term liquidity of $202.7 million as compared with $214.6 million at December 31, 2014, due to the usage of cash for loan growth.  Available assets of $142.1 million, divided by public and purchased funds of $114.3 million, resulted in a long-term liquidity ratio of 124% at September 30, 2015, compared with 88% at December 31, 2014.

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
	(in thousands)

	September 30, 2015	December 31, 2014
Changes in interest rates

+200 basis points	$1,412	$531
+100 basis points	1,879	1,149

-100 basis points	NM	NM
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of September 30, 2015 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The nature of the Company’s business generates a certain amount of litigation involving matters arising in the ordinary course of business.

On September 10, 2015, the Company and the Bank (collectively, “Evans”), without any admission of liability or responsibility, reached an agreement with the New York State Attorney General (the “NYAG”) to end litigation by jointly filing a Stipulation of Discontinuance in the U.S. District Court for the Western District of New York.  This action formally ended the Attorney General’s lawsuit, which was initiated in September of 2014, regarding the Bank’s residential mortgage practices.

Under the settlement, Evans agreed to:

•

Provide, in two annual installments, a total grant of $475,000 to the City of Buffalo’s Office of Strategic Planning to support activities including, but not limited to, home ownership, counseling, financial education, and asset building workshops for home buyers, as well as the restoration and development of affordable housing throughout Buffalo, including but not limited to the East Side of Buffalo.

•	Adopt a $100,000 grant program, to be administered over a three-year period, to encourage homeownership in Buffalo’s East Side neighborhoods.
•	Over a two-year period, invest $200,000 in advertising and marketing designed to reach potential applicants and residents of the complaint area.
•	Pay $50,000 to the New York State Attorney General for costs and fees.
•

Revise its commercial and consumer loan policy, and any other applicable policies or summaries of policies, to specifically reflect to the complaint area and to eliminate any minimum dollar requirement for mortgages contained therein.   Any necessary training of Evans employees regarding such revisions shall be provided in accordance with the agreement.

In addition, Evans agreed to provide the NYAG with certain reports and data over a two-year period related to Evans’ performance under the settlement agreement, and to provide fair lending training to all Evans’ employees and agents.

As described in detail in Note 8 to the unaudited financial statements included in this report, the Company had previously recorded a reserve relating to the NYAG investigation in the amount of $1,000,000 but reduced the liability to $825,000 in the current quarter based on the settlement agreement.

In the opinion of management, there are no other proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely, would have a material effect on the Company’s results of operations or financial condition.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2013, the Company announced it had been authorized by its Board of Directors to purchase up to 100,000 shares of the Company’s outstanding common stock.  In the third quarter of 2015, the Company purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 2015:
July 1, 2015 - July 31, 2015	-	$-	-	23,771
August 2015:
August 1, 2015 -August 31, 2015	-	$-	-	23,771
September 2015:
September 1, 2015 - September 30, 2015	6,701	$23.92	5,279	18,492

Total:	6,701	$23.92	5,279	18,492

(1) 1,422 of the total shares purchased in the period consist of shares constructively tendered to the Company by attestation in satisfaction of the exercise price due upon exercise of options issued pursuant to the Company’s 2009 Long-Term Incentive Plan.  The “average price paid per share” reported in the table above, with respect to such shares, reflects the cost basis of the Company’s treasury shares and the fair market value of the Company’s common stock on the purchase date, which was the cost paid by the Company upon acquisition of treasury shares and the closing sales price of the Company’s common stock as reported on the NYSE MKT on that date, respectively.

(2) On March 25, 2013, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock.  The repurchase program has no fixed expiration date but may be suspended or discontinued at any time.  The maximum number of shares that may be purchased under this program as of September 30, 2015 was 18,492.

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

November 5, 2015

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

November 5, 2015

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – September 30, 2015 and December 31, 2014; (ii) Unaudited Consolidated Statements of Income – Three months ended September 30, 2015 and 2014; (iii) Unaudited Consolidated Statements of Income -Nine months ended September 30, 2015 and 2014( iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended September 30, 2015 and 2014; (v) Unaudited Statements of Consolidated Comprehensive Income -Nine months ended September 30, 2015 and 2014 (vi) Unaudited Consolidated Statements of Stockholder’s Equity – Nine months ended September 30, 2015 and 2014; (vii) Unaudited Consolidated Statements of Cash Flows – Nine months ended September 30, 2015 and 2014; and (viii) Notes to Unaudited Consolidated Financial Statements.