Form 10-K
period 2015-12-31
EVANS BANCORP INC
filed 2016-03-03
CIK 842518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2015

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

On June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $67.6 million, based upon the closing sale price of a share of the registrant’s common stock on the NYSE MKT LLC.

As of February 26, 2016, 4,261,126 shares of the registrant’s common stock were outstanding.

Exhibit Index on Page 125

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2016 Annual Meeting of Shareholders, to be held on April 28, 2016, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties.  When used in this report, or in the documents incorporated by reference herein, the words “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “look to,” “goal,” “target” and similar expressions identify such forward-looking statements.  These forward-looking statements include statements regarding the business plans, prospects, growth and operating strategies of Evans Bancorp, Inc. (the “Company"), statements regarding the asset quality of the Company’s loan and investment portfolios, and estimates of the Company’s risks and future costs and benefits.

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; complications related to the Bank’s core systems conversion; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board (“FASB”) and the Public Company Accounting Oversight Board; changes in the financial performance and/or condition of the Company’s borrowers; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Annual Report on Form 10-K including the risk factors described in Item 1A, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”).  Many of these factors are beyond the Company’s control and are difficult to predict.

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

At December 31, 2015, the Company had consolidated total assets of $939 million, deposits of $803 million and stockholders’ equity of $91 million.

The Company’s primary business is the operation of its subsidiaries.  It does not engage in any other substantial business activities.  The Company has two direct wholly-owned subsidiaries: (1) Evans Bank, N.A. (the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York; and (2) Evans National Financial Services, LLC (“ENFS”), which owns 100% of the membership interests in The Evans Agency, LLC (“TEA”), which sells various premium-based insurance policies on a commission basis.  At December 31, 2015, the Bank represented 99% and ENFS represented 1% of the consolidated assets of the Company.  Further discussion of our segments is included in Note 18 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Evans Bank

The Bank is a nationally chartered bank that has its headquarters at One Grimsby Drive, Hamburg, NY, and a total of 13 full-service banking offices in Erie County and Chautauqua County, NY.

At December 31, 2015, the Bank had total assets of $930 million, investment securities of $99 million, net loans of $761 million, deposits of $803 million and stockholders’ equity of $86 million, compared to total assets of $838 million, investment securities of $97 million, net loans of $683 million, deposits of $708 million and stockholders’ equity of $77 million at December 31, 2014.  The Bank offers deposit products, which include checking and NOW accounts, savings accounts, and certificates of deposit, as its principal source of funding.  The Bank’s deposits are insured up to the maximum permitted by the Bank Insurance Fund (the “Insurance Fund”) of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

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

The Evans Agency, LLC

TEA, a property and casualty insurance agency, is a wholly-owned subsidiary of ENFS.  TEA is headquartered in Hamburg, NY, with offices located throughout Western New York.  TEA is a full-service insurance agency offering personal, commercial and financial services products.  For the year ended December 31, 2015, TEA had total revenue of $7 million.

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

Evans National Leasing, Inc. (“ENL”).  ENL, a wholly-owned subsidiary of the Bank, provided direct financing leasing of commercial small-ticket general business equipment to companies located throughout the contiguous 48 United States.  The Company exited the leasing business in 2009 and currently has only minimal activity, primarily collecting recoveries of previously charged off leases.

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

As an approximate indication of the Company’s competitive position, in Erie County, NY, where 13 of the Company’s banking offices are located, the Bank had the sixth most deposits according to the FDIC’s annual deposit market share report as of June 30, 2015 with 2% of the total market’s deposits of $37 billion.  By comparison, the market leaders, M&T Bank and First Niagara Financial Group, had  78% of the county’s deposits combined.  The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state laws and regulations that are intended to protect depositors and customers.  Additionally, because the Company is a public company with shares traded on the NYSE MKT, it is subject to regulation by the Securities and Exchange Commission, as well as the listing standards required by NYSE MKT.  To the extent that the following summary describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Any change in the applicable law or regulation, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material adverse effect on the Company's business, financial condition and results of operations.

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

Subject to various exceptions, the BHCA and the Change in Bank Control Act of 1978, together with related regulations, require FRB approval before any person or company acquires “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Rebuttable control is presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of the bank holding company’s voting securities.

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

Under Regulation Y, a bank holding company must serve as a source of financial and managerial strength for its subsidiary banks and must not conduct its operations in an unsafe or unsound manner.  Additionally, Regulation Y requires a bank holding company to give the FRB prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth.  The FRB may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation.  There is an exception for bank holding companies that are well-managed, well capitalized, and not subject to any unresolved supervisory issues.  To date, the Company has qualified for this exception.  As another example, a bank holding company may not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the FRB believed it not prudent to do so.

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

Dividends paid by the Bank have been the Company's primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank.  Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years.  As of December 31, 2015, approximately $15.6 million was available for the payment of dividends without prior OCC approval.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements.  As indicated below, at December 31, 2015, the Bank was in compliance with these requirements.

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

Capital Adequacy

The Company and its subsidiary bank are required to comply with applicable capital adequacy standards established by the federal banking agencies.  The risk-based capital standards that were applicable to the Company and its subsidiary bank through December 31, 2014 were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee on Banking Supervision (the “Basel Committee”).  However, in July 2013, the Federal Reserve Board, the OCC, and the FDIC approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.  These rules went into effect as to the Company and its subsidiary bank on January 1, 2015, subject to phase-in periods for certain components and other provisions.

Basel III and the New Capital Rules.  The New Capital Rules generally implement the Basel Committee’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including Evans Bancorp, Inc., and Evans Bank N.A., as compared to the U.S. general risk-based capital rules that were applicable to the Company through December 31, 2014.  The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios.

Among other matters, the New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to the previous regulations.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 were as follows:

4.5% CET1 to risk-weighted assets;

6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

4.0% Tier 1 capital to average consolidated assets as reported on the consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios.  The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall.  Thus, when fully phased-in on January 1, 2019, the capital standards applicable to the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%; (iii) Total capital to risk-weighted assets of at least 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The New Capital Rules provide for a number of deductions from and adjustments to CET1.  These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from

CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, the New Capital Rules include certain exemptions to address concerns about the regulatory burden on community banks.  For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out (subject to a limit of 25% of Tier 1 capital).  Also, community banks were able to elect on a one time basis in their March 31, 2015 quarterly filings to opt-out of the onerous requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of common equity Tier 1 capital and, in effect, retain the AOCI treatment under the current capital rules.  Under the New Capital Rules, the Company made a one-time, permanent election to continue to exclude AOCI from capital.

The Federal Deposit Insurance Act (the “FDIA”) establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions, referred to as the prompt corrective action.  The federal banking regulators have established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized.  The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed.  Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized.  The FDIC has specified by regulation the relevant capital levels for each category, which are printed below. The Federal Reserve Board and the OCC have specified the same or similar levels for each category.

“Well-Capitalized”	“Adequately Capitalized”

CET1 ratio of  6.5%

Leverage Ratio of 5%,

Tier 1 Capital ratio of 8%,

Total Capital ratio of 10%, and

Not subject to a written agreement, order, capital directive or regulatory remedy directive requiring a specific capital level.

CET1 ratio of 4.5% Leverage Ratio of 4%, Tier 1 Capital ratio of 6%, and Total Capital ratio of 8%.

“Undercapitalized”	“Significantly Undercapitalized”
CET1 Ratio of less than 4.5% Leverage Ratio less than 4%, Tier 1 Capital ratio less than 6%, or Total Capital ratio less than 8%.	CET1 Ratio of less than 3% Leverage Ratio less than 3%, Tier 1 Capital ratio less than 4%, or Total Capital ratio less than 6%.

“Critically undercapitalized”
Tangible equity to total assets less than 2%.

For purposes of these regulations, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions.

An institution that is classified as well-capitalized based on its capital levels may be classified as adequately capitalized, and an institution that is adequately capitalized or undercapitalized based upon its capital levels may be treated as though it were undercapitalized or significantly undercapitalized, respectively, if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator.  Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a BHC must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations.  The BHC must also provide appropriate assurances of performance.  The obligation of a controlling BHC under the FDIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC.  Institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks.  Critically undercapitalized depository institutions failing to submit or implement an acceptable capital restoration plan are subject to appointment of a receiver or conservator.

The Company’s regulatory capital ratios under risk-based capital rules in effect through December 31, 2015 are presented in note 20 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data”.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), enacted in 2010, is widely regarded as the most sweeping change to financial regulation since the Great Depression.  The law was intended to promote robust supervision and regulation of financial firms; establish comprehensive supervision of financial markets; protect consumers and investors from financial abuse; provide the government with the tools to manage a financial crisis; and raise international regulatory standards and improve international cooperation.  Some of the most significant aspects of The Dodd-Frank Act include:

I.

The creation of a new oversight regulator, the Financial Stability Oversight Council.  The council of regulators monitors the financial system for systemic risk and will determine which entities pose significant systemic risk and should be subject to greater federal regulation and oversight.

II.

The Collins Amendment, which requires the federal banking agencies to establish minimum leverage capital and risk-based capital requirements for insured depository institutions, depository institution holding companies and non-bank financial companies supervised by the FRB (also known as systemically significant financial institutions).  The Collins Amendment provides that certain hybrid financial instruments, such as trust preferred securities, issued on or after May 19, 2010, will be excluded from Tier 1 capital.  For certain large depository institution holding companies (greater than $15 billion in assets at December 31, 2009), hybrid financial instruments issued before May 19, 2010 must be phased out of Tier 1 capital over a three-year period beginning January 1, 2013.  The Company was well below this threshold at December 31, 2009.  At December 31, 2015, the Company had $11.3 million in trust preferred securities included in Tier 1 capital.

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

IV.

A number of deposit insurance reforms, which have generally benefited the Bank.  First, the Dodd-Frank Act redefined the deposit insurance assessment base to reflect consolidated total assets less average tangible equity.  The result is that larger financial institutions, which have more assets leveraged with non-deposit wholesale funds, have paid a greater percentage of the aggregate insurance assessment, while smaller banks (such as the Bank) have paid less than they would have under the prior rules.  The Dodd-Frank Act also increased the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35%, but exempted institutions with assets less than $10 billion from funding the cost of the increase.  The title also permanently increased deposit insurance coverage to $250,000 per account (subject to certain limitations).

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

VIII.

In December 2013, five federal agencies (including the FRB and the OCC) adopted a final regulation implementing the “Volcker Rule” provision of the Dodd-Frank Act. The Volcker Rule generally prohibits insured banks and their affiliates from proprietary trading or from acquiring or retaining any equity, partnership or other ownership interest in, sponsoring or having certain other relationships with a hedge fund or a private equity fund, subject to certain exceptions. The Volcker Rule did not have an impact on the operations of the Company or the Bank, as they generally do not engage in the activities prohibited by the Volcker Rule.

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

Consumer Laws and Regulations

In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations include, but are not limited to, the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, Federal Financial Privacy Laws, Interagency Guidelines Establishing Information Security Standards, the Right to Financial Privacy Act, and the Fair and Accurate Credit Transactions Reporting Act. These laws and regulations regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.

EMPLOYEES

As of December 31, 2015, the Company had no direct employees.  As of December 31, of the years indicated, the following table summarizes the employment rosters of the Company’s subsidiaries using full-time equivalent employees (“FTE”):

	2015	2014	2013	2012	2011
Bank	206	201	196	183	186
ENL	-	-	-	2	2
TEA	48	46	41	49	50
FCS	4	4	4	4	4
	258	251	241	238	242

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

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in Western New York and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, declines in housing and real estate valuations, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

Economic conditions in the United States continued to improve in 2015, which included national and local unemployment rates dropping from 5.6% and 5.8%, respectively, as of December 31, 2014 to 5.0% and 5.3%, respectively, as of December 31, 2015.  Although conditions in Western New York and the United States have improved, a slowdown of the economic conditions in other parts of the world, particularly Europe and China, may begin to affect the United States economically.  Such conditions could materially adversely affect the credit quality of the Company’s loans, and therefore, the Company’s results of operations and financial condition.

Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Credit Risks

At December 31, 2015, the Company's portfolio of commercial real estate loans totaled $461 million, or 60% of total loans outstanding, and the Company's portfolio of commercial and industrial (“C&I”) loans totaled $144 million, or 19% of total loans outstanding.  The Company plans to continue to emphasize the origination of commercial loans as they generally earn a higher rate of interest than other loan products offered by the Bank.  Commercial loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of commercial real estate and C&I loans often depends on the successful operations and the income stream of the borrowers.  Commercial mortgages are collateralized by real property while C&I loans are typically secured by business assets such as equipment and accounts receivable.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans.  Also, many of the Company's commercial borrowers have more than one commercial real estate or C&I loan outstanding with the Company.  Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan.  Commercial real estate loans in non-accrual status at December 31, 2015 were $7.8 million, compared with $3.2 million at December 31, 2014.  C&I loans in non-accrual status at December 31, 2015 were $5.3 million, compared with $5.5 million at December 31, 2014.  Increases in the delinquency levels of commercial real estate and C&I loans could result in an increase in non-performing loans and the provision for loan losses, which could have a material adverse effect on our results of operations and financial condition.

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

In the Event the Company's Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, the Company's Earnings Could Decrease

The Company maintains an allowance for loan losses in order to capture the probable losses inherent in its loan portfolio.  There is a risk that the Company may experience significant loan losses which could exceed the allowance for loan losses.  In determining the amount of the Company's recorded allowance, the Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers, the effect of changes in the local economy on the value of the real estate and other assets serving as collateral for the repayment of loans, the effects on the Company's loan portfolio of current economic indicators and their probable impact on borrowers, and the Company's loan quality reviews.  The emphasis on the origination of commercial real estate and C&I loans is a significant factor in evaluating an allowance for loan losses.  As the Company continues to increase the amount of these loans in the portfolio, additional or increased provisions for loan losses may be necessary and would adversely affect the results of operations.  In addition, bank regulators periodically review the Company's loan portfolio and credit underwriting procedures, as well as its allowance for loan losses, and may require the Company to increase its provision for loan losses or recognize further loan charge-offs.  At December 31, 2015, the Company had a gross loan portfolio of approximately $774 million and the allowance for loan losses was approximately $12.9 million, which represented 1.66% of the total amount of gross loans.  If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan losses or recognize further loan charge-offs, the Company may have to increase its allowance for loan losses or loan charge-offs which could have an adverse effect on the Company's operating results and financial condition.  There can be no assurances that the Company's allowance for loan losses will be adequate to protect the Company against loan losses that it may incur.

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

Changes in interest rates also affect the value of the Company's interest-earning assets, and in particular, the Company's securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  At December 31, 2015, the Company's securities available for sale totaled $96 million.  Net unrealized gains on securities available for sale, net of tax, amounted to $0.8 million and are reported as a separate component of stockholders' equity.  Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders' equity or earnings.

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

Consistent with its statutory mandate to foster maximum employment and price stability, the Federal Open Market Committee (the “Fed”) had practiced policy accommodation by purchasing additional agency mortgage-backed securities throughout 2012 and 2013.  During 2014, the Fed discontinued its purchase of agency mortgage-backed securities (“MBS”) based on improvement in the labor market.  The target overnight rate had been between 0.00% and 0.25% since the end of 2008 until the Fed raised its target rate to between 0.25% and 0.50% in December 2015.  The impact of this Fed decision to raise its targeted overnight rate late in 2015 had minimal impact on the Company’s 2015 results.

Easy monetary policy by the Fed may increase the interest rate risk for the Company by lowering interest rates over the near term, but also by inadvertently causing inflation to rise at a rapid pace once the economy more fully rebounds from the recession.  High inflation rates are usually accompanied by an increase in interest rates.

The Fed’s accommodative stance has resulted in extraordinarily low interest rates during the past five years and played a part in compressing the Company’s net interest margin.  Further margin compression could have a material adverse effect on the Company’s results of operations and financial condition.

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

The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York (“FHLBNY”).  The Company uses FHLBNY as its primary source of borrowed overnight funds and also has several long-term advances with FHLBNY.  At December 31, 2015, the Company had a total of $10 million in borrowed funds with FHLBNY.  The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY.  As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY.  The Bank held FHLBNY stock with a fair value of $1.3 million as of December 31, 2015.

There are 12 branches of the FHLB, including New York.  If a member were at risk of breaching risk-based capital requirements, it could suspend dividends, cut dividend payments, and/or not buy back excess FHLB stock that members hold.  FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future.  Nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt; other FHLB branches can be called upon to make the payment.

Systemic weakness in the FHLB could result in higher costs of FHLB borrowings, reduced value of FHLB stock, and increased demand for alternative sources of liquidity that are more expensive, such as brokered time deposits, the discount window at the Federal Reserve, or lines of credit with correspondent banks First Tennessee Bank and M&T Bank.

Strong Competition Within the Company's Market Area May Limit the Company’s Growth and Profitability

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

The Company Operates in a Highly Regulated Environment and May Be Adversely Affected By Changes in Laws and Regulations

The Company and its subsidiaries are subject to regulation, supervision and examination by the OCC, FRB, and by the FDIC, as insurer of its deposits.  Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the deposit insurance funds and depositors.  Regulatory requirements affect the Company's lending practices, capital structure, investment practices, dividend policy and growth.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the imposition of deposit insurance premiums and other assessments, the classification of assets by a bank and the adequacy of a bank's allowance for loan losses.  Any change in such regulation and oversight, particularly through the new rules and regulations expected to be established by the Dodd-Frank Act and Basel III, could have a material adverse impact on the Bank, the Company and its business, financial condition and results of operations.

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

The Bank’s Planned Core Bank Processing System Conversion Exposes the Company to Operating and Financial Risks

The Company expects the Bank to complete a transition to a new core processing system during 2016.  If the Bank is not able to complete the transition as planned, or unanticipated events occur during the transition, the Company’s operations, net income, and reputation could be adversely affected.  The Bank’s core processing system is used to maintain customer and account records, reflect account transactions and activity, and support the Bank’s customer relationship management systems for substantially all of the Bank’s deposit and loan customers.  Core systems conversions involve extensive planning and operational changes that affect bank account records, customer service delivery, internal procedures, technology risk management, and other significant operating activities.  The conversion to a new vendor involves conversion costs and creates the risk of contract and performance disputes, the possible disruption of service to customers, and the uncertainty of dealing with new systems and new vendors.  The Bank has worked closely with third parties to manage the related operating and financial risks.  Potential problems with new systems could involve regulatory compliance risk, potentially resulting in higher operating costs or limitations on operating activities.  If the Bank is not able to complete the transition to the new core processing system as expected in accordance with the work plan, or if unanticipated events occur during or following the transition, the Bank may not be able to timely process transactions for its customers, those customers may not be able to complete transactions in or affecting their accounts that are maintained on the core processing system, or the Bank may not be able to perform contractual and other obligations to its customers or other parties, such as payment networks in which the Bank participates.  If any of these consequences occur, the Bank may incur additional expense in its financial and regulatory reporting and in processing or re-processing transactions.  In addition, the Bank may not be able to meet customer expectations for transaction processing and customer service, customers may lose confidence in the Bank and close their accounts with the Bank, and the Bank may incur liability under contractual or other arrangements with customers or other parties.  Complications or difficulties in the conversion of the Bank’s core processing system could have a material adverse impact on the Company’s operations, net income, reputation or the trading price of the Company’s common stock, and could expose the Company and the Bank to civil liability or regulatory sanctions.

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

Loss of Key Employees May Disrupt Relationships with Certain Customers

The Company’s business is primarily relationship-driven in that many of the Company’s key employees have extensive customer relationships.  Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor.  While management believes that the Company’s relationships with its key business producers are good, the Company cannot guarantee that all of its key personnel will remain with the organization.  Loss of such key personnel, particularly if they enter into an employment relationship with one of the Company’s competitors, could result in the loss of some of the Company’s customers.  Such losses could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

At December 31, 2015, the Bank conducted its business from its administrative office and 13 branch offices.  The Bank’s administrative office is located at One Grimsby Drive in Hamburg, NY.  The administrative office facility is 26,000 square feet and is owned by the Bank.  This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank.  The Bank also owns a building on Sunset Drive in Hamburg, NY that houses its Operations Center.

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

In the opinion of management, there are no proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely, would have a material effect on the Company’s results of operations or financial condition.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  The Company’s common stock is listed on the NYSE MKT under the symbol EVBN.

The following table shows, for the periods indicated, the high and low sales prices per share of the Company’s common stock for fiscal 2015 and 2014 as reported on the NYSE MKT.

	2015		2014
QUARTER	High	Low	High	Low
FIRST	$25.50	$23.58	$24.50	$21.00
SECOND	$25.00	$23.75	$23.70	$22.50
THIRD	$24.85	$22.75	$23.52	$22.92
FOURTH	$25.72	$24.02	$25.01	$22.80

Holders.  The approximate number of holders of record of the Company’s common stock as of February 27, 2016 was 1,253.

Cash Dividends. The Company paid the following cash dividends on shares of the Company’s common stock during 2015 and 2014:

•	A cash dividend of $0.36 per share on April 7, 2015 to shareholders of record on March 17, 2015.
•	A cash dividend of $0.36 per share on October 6, 2015 to shareholders of record on September 15, 2015.
•	A cash dividend of $0.31 per share on April 8, 2014 to shareholders of record on March 18, 2014.
•	A cash dividend of $0.34 per share on October 7, 2014 to shareholders of record on September 16, 2014.

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

PERFORMANCE GRAPH

The following Performance Graph compares the Company's cumulative total stockholder return on its common stock for a five-year period (December 31, 2010 to December 31, 2015) with the cumulative total return of the NYSE MKT Composite Index and the NASDAQ Bank Index.  The comparison for each of the periods assumes that $100 was invested on December 31, 2010 in each of the Company's common stock and the stocks included in the NYSE MKT Composite Index and NASDAQ Bank Index and that all dividends were reinvested without commissions.  This table does not forecast future performance of the Company's stock.

Compare 5-Year Cumulative Total Return Among

Evans Bancorp, Inc.,

NYSE MKT Composite Index and NASDAQ Bank Index

Total Return Performance
Index Value
220
200
180
160
140
120
100
80
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
Evans Bancorp, Inc.
NYSE MKT - Composite Index
NASDAQ Bank

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Evans Bancorp, Inc.	100.00	86.18	117.16	161.69	191.54	208.80
NYSE MKT - Composite Index	100.00	106.29	113.32	120.86	125.41	113.68
NASDAQ Bank	100.00	89.50	106.23	150.55	157.95	171.92

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  In March 2013, the Company announced it had been authorized by its Board of Directors to purchase up to 100,000 shares of the Company’s outstanding common stock.  The Company repurchased 8,676 shares pursuant to this repurchase program during 2015.  During the fourth quarter of 2015, the Company did not purchase any shares of its common stock under this program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 2015:
October 1, 2015 - October 31, 2015	14,019	$25.40	-	18,492
November 2015:
November 1, 2015 - November 30, 2015	-	$-	-	18,492
December 2015:
December 1, 2015 - December 31, 2015	-	$-	-	18,492

Total:	14,019	$25.40	-	18,492

(1) The shares purchased in the period consist of shares constructively tendered to the Company by attestation in satisfaction of the exercise price due upon exercise of options issued pursuant to the Company’s 2009 Long-Term Incentive Plan.  The “average price paid per share” reported in the table above, with respect to such shares, reflects the fair market value of the Company’s common stock on the purchase date, which was the closing sales price of the Company’s common stock as reported on the NYSE MKT on that date.

Item 6.SELECTED FINANCIAL DATA

	As of and for the year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except for per share data)
Balance Sheet Data
Assets	$939,107	$846,809	$833,498	$809,676	$740,902
Interest-earning assets	873,450	785,302	767,629	750,287	682,140
Investment securities	98,758	97,132	102,049	95,807	103,783
Loans and leases, net	761,101	683,131	635,493	573,163	571,910
Deposits	802,982	707,635	706,612	678,992	616,203
Borrowings	32,151	38,808	33,681	42,441	42,340
Stockholders' equity	91,256	85,788	80,712	74,828	68,988

Income Statement Data
Net interest income	$31,804	$31,099	$28,347	$27,780	$25,988
Non-interest income	13,720	10,273	12,161	12,823	12,432
Non-interest expense	32,698	31,252	29,380	28,792	27,241
Net income	7,843	8,187	7,857	8,132	6,112

Per Share Data
Earnings per share - basic	$1.85	$1.96	$1.88	$1.96	$1.49
Earnings per share - diluted	1.82	1.92	1.85	1.95	1.49
Cash dividends	0.72	0.65	0.26	0.68	0.40
Book value	21.44	20.41	19.18	17.94	16.72

Performance Ratios
Return on average assets	0.87%	0.98%	0.96%	1.04%	0.86%
Return on average equity	8.82%	9.84%	10.06%	11.20%	9.17%
Net interest margin	3.80%	4.01%	3.74%	3.84%	3.99%
Efficiency ratio *	71.83%	70.83%	71.98%	70.05%	69.68%
Dividend payout ratio	38.92%	33.16%	13.83%	34.69%	26.85%

Capital Ratios
Tier 1 capital to average assets	10.45%	10.84%	10.36%	9.69%	9.71%
Equity to assets	9.72%	10.13%	9.68%	9.24%	9.31%

Asset Quality Ratios
Total non-performing assets to
total assets	1.71%	1.25%	1.65%	1.02%	2.05%
Total non-performing loans and
leases to total loans and leases	2.07%	1.52%	2.12%	1.41%	2.60%
Net charge-offs (recoveries) to
average loans and leases	0.12%	0.03%	(0.04)%	0.29%	0.26%
Allowance for loan and lease losses
to total loans and leases	1.66%	1.80%	1.78%	1.67%	1.97%

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

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This discussion is intended to compare the performance of the Company for the years ended December 31, 2015, 2014 and 2013.  The review of the information presented should be read in conjunction with Part I, Item 1: “Business” and Part II, Item 6: “Selected Financial Data” and Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company is a financial holding company registered under the BHCA.  The Company currently conducts its business through its two direct wholly-owned subsidiaries: the Bank, and the Bank’s subsidiaries, ENL and ENHC; and ENFS and its subsidiary, TEA.  The Company does not engage in any other substantial business.  Unless the context otherwise requires, the term “Company” refers collectively to Evans Bancorp, Inc. and its subsidiaries.

Summary

Net income in 2015 was $7.8 million, a 4% decrease from 2014 net income of $8.2 million, and flat compared to 2013 net income.  There were several large items that impacted the 2015, 2014, and 2013 results.  As a result of tax credit investments in community-based projects, in 2014 and 2013 the Company realized losses that were more than offset by corresponding tax credit benefits, resulting in a higher income tax provision in 2015.  The Company recorded a $1.0 million in litigation expense in 2014 related to the Company’s litigation with the New York State Attorney General’s office (the “NYAG Litigation”), which was partially reversed in 2015.  A gain on insurance proceeds of $0.7 million was recorded in 2015 related to a fire at one of the Bank’s branch locations.

In addition, 2015 non-interest expense was impacted by a 9% increase in salaries and benefits expense and a 29% increase in professional services costs over 2014.  The increase in salaries and benefits expense reflects merit increases, severance expense related to the departure of the Company’s former chief financial officer, higher benefits costs and the addition of new employees as part of the Company’s planned growth strategy.  The increase in professional services costs reflects higher legal expenses related to the NYAG Litigation and other professional services related to the Bank’s project to convert its core banking technology systems.

The increase in non-interest expense was somewhat offset by an increase in net interest income.  The Company’s net interest income in 2015 was $31.8 million, or 2% higher than 2014, and 12% higher than 2013.  The growth in net interest income in 2014 and 2015 reflects solid growth in the Company’s commercial loan portfolio and demand deposit balances.  In 2015, this growth was somewhat offset by a decline in the net interest margin.  Net loan balances averaged $705 million in 2015, 7% higher than 2014 and 18% higher than 2013.

Strategy

The Company’s goal is to continue to grow to increase market share and achieve scale while improving profitability and returning value to shareholders.  The Company’s biggest strength and earnings driver is commercial lending.  The Company expects to continue to focus on building on this competitive advantage by adding personnel in this area.  Management plans to look to expand other revenue opportunities in non-interest income in areas such as employee benefits and financial services.  Management anticipates disruption in the Company’s market area in 2016 due to merger activity among the Company’s competitors, and expects that this will create opportunities for the Company to increase market share and secure new customer relationships.  In addition, management intends to continue to develop strategies to deepen existing customer relationships with product sets that reward the Company’s most loyal customers.   From an operational perspective, management intends to focus on converting the Bank’s core banking technology system in 2016.  Beyond 2016, after completion of the core systems conversion and expansion of the Company’s employee base over the past several years, management plans to enhance the Company’s operating leverage and drive earnings growth.

The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives.  While the Company intends to focus its efforts on the pursuit of these strategies, there can be no assurance that the Company will successfully implement these strategies or that the strategies will produce the desired results.  The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense.  Net interest income accounted for approximately 70% of total revenue in 2015.  To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market area.  To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.

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

While the Company reviews and manages all customer units, it has focused increased efforts on targeted groups in its community such as (1) smaller businesses with smaller credit needs but rich in deposits and other service needs; (2) middle market commercial businesses; (3) commercial real estate lending; and (4) retail customers.  The overarching goal is to cross-sell between our insurance, financial services and banking lines of business to deepen our relationships with all of our customers.  The Company believes that these efforts resulted in growth in the commercial loan portfolio and core deposits during fiscal 2015.

With all branches, the Company has strived to provide a personal touch to customer service and is committed to maintaining a local community based philosophy.  The Bank has emphasized hiring local branch and lending personnel with strong ties to the specific local communities it serves.

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

Management methodology and policy in determining the allowance for loan losses can be found in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.  The activity in the allowance for loan losses is depicted in supporting tables in Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K

Goodwill and Intangible Assets

The amount of goodwill reflected in the Company’s Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill in an identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  As of December 31, 2015, TEA had $8.1 million in goodwill.  The banking reporting unit does not have any goodwill.  All of the goodwill at TEA stems from the acquisition of various insurances agencies, not the purchase of diverse companies in which goodwill was subjectively allocated to different reporting units.  Therefore, total market capitalization reconciliation was not performed because not all of the reporting units had goodwill.  As a result, such an analysis would not be meaningful.

Management valued TEA, the reporting unit with goodwill, using cash flow modeling and earnings multiple techniques.  When using the cash flow models, management considered historical information, the operating budget for 2016, economic and insurance market cycles, and strategic goals in projecting net income and cash flows for the next five years.  The fair value calculated substantially exceeded the book value of TEA.  The value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was higher, a result of conservative growth assumptions used by the Company in the cash flow model as well as an implied control premium in the multiple.  The multiple used was based on historical industry data and consistent with the previous year’s assumption.

While the fair values determined in the impairment tests were substantially higher than the carrying value for TEA, the risk of a future impairment charge still exists.  Management used growth rates that are achievable over the long run through both soft and hard insurance cycles.  As experienced producers focused on retaining their maturing portfolios of business, TEA revenue in 2015 was flat when compared with 2014.

For further discussion of the Company’s accounting for goodwill and other intangible assets, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K discusses new accounting policies adopted by the Company during fiscal 2015.  Below are accounting policies recently issued or proposed but not yet required to be adopted.  To the extent management believes the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed below.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

Net Income

Net income of $7.8 million in 2015 consisted of $6.7 million related to the Company’s banking activities and $1.1 million related to the Company’s insurance agency activities.  The total net income of $7.8 million was a 4% decrease from $8.2 million in 2014.  Earnings per diluted share for 2015 of $1.82  were 5%  lower than the earnings per diluted share of $1.92 for 2014.

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

AVERAGE BALANCE SHEET INFORMATION

The following table presents the significant categories of the assets and liabilities of the Bank, interest income and interest expense, and the corresponding yields earned and rates paid in 2015, 2014, and 2013.  The assets and liabilities are presented as daily averages.  The average loan balances include both performing and non-performing loans.  Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest.  Available-for-sale securities are stated at fair value.  Interest and yield are not presented on a tax-equivalent basis.

	2015			2014			2013
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Interest-earning assets:
Loans, net	$705,404	$32,638	4.63%	$657,494	$31,899	4.85%	$596,783	$29,546	4.95%
Taxable securities	68,156	1,935	2.84%	71,508	1,816	2.54%	63,890	1,666	2.61%
Tax-exempt securities	37,076	991	2.67%	32,766	967	2.95%	35,255	1,060	3.01%
Interest bearing deposits at banks	26,170	64	0.24%	14,100	33	0.23%	62,286	132	0.21%

Total interest-earning assets	836,806	$35,628	4.26%	775,868	$34,715	4.47%	758,214	$32,404	4.27%

Non interest-earning assets:
Cash and due from banks	12,591			12,365			14,481
Premises and equipment, net	10,448			10,982			11,250
Other assets	42,211			39,971			36,702

Total Assets	$902,056			$839,186			$820,647

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$78,801	$322	0.41%	$72,034	$316	0.44%	$67,548	$357	0.53%
Regular savings	418,020	1,591	0.38%	378,247	1,011	0.27%	383,150	1,157	0.30%
Time deposits	102,711	1,426	1.39%	111,521	1,730	1.55%	111,165	1,782	1.60%
Other borrowed funds	9,655	136	1.41%	8,579	212	2.47%	11,617	407	3.50%
Junior subordinated debentures	11,330	327	2.89%	11,330	322	2.84%	11,330	325	2.87%
Securities sold U/A to repurchase	11,495	22	0.19%	13,956	26	0.19%	14,767	29	0.20%

Total interest-bearing liabilities	632,012	$3,824	0.61%	595,667	$3,617	0.61%	599,577	$4,057	0.68%

Noninterest-bearing liabilities:
Demand deposits	166,611			148,827			131,041
Other	14,529			11,529			11,955
Total liabilities	$813,152			$756,023			$742,573

Stockholders' equity	88,904			83,163			78,074

Total Liabilities and Equity	$902,056			$839,186			$820,647

Net interest earnings		$31,804			$31,098			$28,347
Net interest margin			3.80%			4.01%			3.74%
Interest rate spread			3.65%			3.86%			3.59%

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

	2015 Compared to 2014			2014 Compared to 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)
	Volume	Rate	Total	Volume	Rate	Total

Interest earned on:
Loans	$2,259	$(1,520)	$739	$2,955	$(602)	$2,353
Taxable securities	(88)	207	119	194	(44)	150
Tax-exempt securities	120	(96)	24	(74)	(19)	(93)
Federal funds sold	29	2	31	(112)	13	(99)
Total interest-earning assets	$2,320	$(1,407)	$913	$2,963	$(652)	$2,311

Interest paid on:
NOW accounts	$29	$(23)	$6	$14	$(55)	$(41)
Savings deposits	115	465	580	(21)	(125)	(146)
Time deposits	(131)	(173)	(304)	6	(58)	(52)
Fed funds purchased & other
borrowings	(22)	(53)	(75)	(73)	(129)	(202)
Total interest-bearing liabilities	$(9)	$216	$207	$(74)	$(367)	$(441)

Net interest income increased by $0.7 million, or 2%, to $31.8 million in 2015 from $31.1 million in 2014.  As indicated in the preceding table, this increase primarily resulted from increased loan volume, partially offset by lower yields earned on loans.  Overall, the increased volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $2.3 million, while the rates earned and paid on those respective assets and liabilities had a negative impact of $1.6 million.

The FRB executed on a monetary policy designed to keep interest rates at all time lows from the second half of 2008 until the fourth quarter of 2015.  The target overnight rate had been between 0.00% and 0.25% since the end of 2008 until the FRB raised its target rate to between 0.25% and 0.50% in December 2015.  The impact of this FRB decision to raise its targeted overnight rate late in 2015 had minimal impact to the Company’s 2015 results.  The FRB has also executed on other quantitative easing strategies, including the purchase of mortgage-backed securities, in an attempt to depress longer-term market interest rates.  Although the FRB has stopped its asset purchases, its accommodation policy kept rates historically low during the same period.  This interest rate environment resulted in lower interest yields earned on assets as well as lower rates paid on liabilities.  Assets have continued to re-price into lower yields as older loans and securities mature, and new loans are originated and securities purchased at lower yields than those they are replacing.

The Company has invested in adding to its commercial loan portfolio significantly in the past several years by adding several commercial loan officers while existing loan officers have increased production.  The total commercial loan portfolio balance, including commercial real estate and commercial and industrial loans, increased $47 million, or 9%, from a $509 million average balance in 2014 to a $556 million average balance in 2015.  Consumer loans increased 2% from a $159 million average balance in 2014 to a  $162 million average balance in 2015.

On the funding side, the Company has continued to be successful in attracting new deposit customers, with most of that success coming from growth in retail savings deposits and commercial and retail demand deposit products, offsetting continued run-off in the Company’s time deposit portfolio.  This trend is attributable to customer preference for liquid deposits with long-term rates at all-time lows.  The Company marketed attractive retail savings products to fund the strong commercial loan growth.  Average savings deposits increased $40 million in 2015 when compared with 2014, while average demand deposits increased $18 million and time deposits decreased $9 million.

Net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, decreased from 3.86% in 2014 to 3.65% in 2015.  The yield on interest-earning assets decreased 21 basis points from 4.47% in 2014 to 4.26% in 2015, while the cost of interest-bearing liabilities remained flat at 0.61% over the same time periods.  Net interest spread decreased as the yield curve narrowed with average long-term market rates declining from 2014 to 2015. Banks traditionally benefit from a steepening yield curve because the duration of interest-earning assets is typically longer than the duration of interest-bearing liabilities.  In addition, the majority of the Company’s commercial loan growth was in variable rate loans, which tend to be priced off of short-term interest rates and typically earn lower yields than long-term fixed rate loans.

The Company’s net interest margin decreased from 4.01% in 2014 to 3.80% in 2015, reflecting the changes to the net interest spread.  Several factors could put additional pressure on the Company’s net interest margin in the future, including further flattening of the yield curve and increased pricing competition for loans and deposits.

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

Provision for Loan Losses

The Company’s provision for loan losses was $1.2 million in both 2015 and 2014.  The provision was flat year over year as the increase in reserves for impaired loans and criticized loans was offset by a decrease in qualitative reserves for performing loans.  Impaired loans increased from $15.0 million at the end of 2014 to $19.5 million at December 31, 2015.  The growth in this portfolio resulted in additional provision for loan loss.  As noted in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the Company reserves a specific allocation on impaired loans and a higher percentage on criticized loans, or those loans risk rated 5 or higher.  The Company had $1.7 million in specific reserves on impaired loans at December 31, 2015, compared with $1.3 million at December 31, 2014.  At December 31, 2015, criticized loans (loans risk-rated 5 or higher) were $40.8 million, compared with $29.3 million at December 31, 2014.  This increase reflected an increase in criticized commercial real estate loans of $10.5 million in 2015.  Additionally, total loans collectively evaluated for impairment increased $74 million to $754 million in 2015, compared with $680 million as of December 31, 2014.  Offsetting the increase in the provision for loan losses related to these factors was a reduction in the Company’s allowance related to qualitative factors.  The increase in net charge-offs in 2015 to levels more in line with historical norms and improvement in qualitative factors such as the general economic and business conditions in the Company’s lending area resulted in less of a need to hold qualitative reserves in addition to those reserves calculated based on historical loss experience.

A description of how the allowance for loan losses is determined along with tabular data depicting the key factors in calculating the allowance is set forth in Notes 1 and 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Non-accrual, Past Due and Restructured Loans

The following table summarizes the Bank’s non-accrual and accruing loans 90 days or more past due as of the dates listed below.  See Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information about the Company's non-accrual, past due and restructured loans.

	At December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential mortgages	$1,400	$1,296	$1,376	$1,443	$1,048
Commercial and multi-family	3,574	3,162	8,873	4,309	6,858
Construction-residential	-	-	-	-	167
Construction-commercial	4,187	-	-	729	1,442
Home equities	1,058	415	447	618	946
Total mortgage loans on
real estate	10,219	4,873	10,696	7,099	10,461

Direct financing leases	-	-	47	171	1,160
Commercial and industrial loans	5,312	5,500	2,970	914	2,180
Consumer installment loans	14	17	20	44	76
Other	-	-	-	-	-

Total non-accruing loans
and leases	$15,545	$10,390	$13,733	$8,228	$13,877

Accruing loans 90+ days past due	497	201	-	-	1,299
Total non-performing loans
and leases	$16,042	$10,591	$13,733	$8,228	$15,176

Total non-performing loans and
leases to total assets	1.71%	1.25%	1.65%	1.02%	2.05%
Total non-performing loans and
leases to total loans and leases	2.07%	1.52%	2.12%	1.41%	2.60%

Non-performing loans increased $5.4 million from $10.6 million at December 31, 2014 to $16.0 million at December 31, 2015.  The increase in 2015 was driven by one large non-performing commercial construction loan relationship moving to nonaccrual status.

Non-accruing loans and leases increased $5.1 million from $10.4 million at December 31, 2014 to $15.5 million at December 31, 2015.  Accruing loans categorized as 90 days past due increased from $0.2 million to $0.5 million from December 31, 2014 to December 31, 2015.  The increase in non-accruing loans was across several loan types within the mortgage loans on real estate portfolio including commercial construction, commercial and multi-family, and home equities.  The increase in commercial construction and commercial and multi-family non-accruing loans stems from a single redevelopment project that defaulted in 2015.  As is the case for all impaired loans, management performed an impairment analysis on this relationship to measure the impairment, if any.  Based on the analysis, management applied a specific reserve to the relationship that was included in the Company’s allowance for loan losses as of December 31, 2015.  The increase in non-accruing home equity loans also resulted from a single loan.  In accordance with policy, management obtained an updated appraisal on the underlying property.  Based on the appraisal, management determined that the loan was well-collateralized and did not require a specific reserve.

The Company had $5.8 million in loans that were restructured and deemed to be a troubled debt restructuring (“TDR”) at December 31, 2015 with $1.8 million of those balances in non-accrual status.  Any TDR that is placed on non-accrual is not returned to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the restructurings were allowed in an effort to maximize the Company’s ability to collect on loans where borrowers were experiencing financial difficulty.  Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2015 and 2014.  The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.

The following table presents the Company’s TDR loans as of December 31, 2015:

	December 31, 2015
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$517	$508	$9	$165

Residential real estate:
Residential	1,789	689	1,100	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi family	1,732	334	1,398	-
Construction	834	-	834	-

Home equities	867	281	586	-
Consumer loans	28	-	28	28
Other	-	-	-	-

Total troubled restructured loans	$5,767	$1,812	$3,955	$193

Allowance for Loan Losses

The following table summarizes the Bank’s allowance for loan losses and changes in the allowance for loan losses by categories:

	ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES
	2015	2014	2013	2012	2011
	(in thousands)
BALANCE AT THE BEGINNING
OF THE YEAR	$12,533	$11,503	$9,732	$11,495	$10,424
CHARGE-OFFS:
Residential mortgages	(66)	-	(39)	(12)	-
Commercial and multi-family	(139)	(57)	(460)	(900)	(189)
Construction-residential	-	-	-	-	-
Construction-commercial	-	-	-	-	-
Home equities	-	(2)	(128)	(114)	-
Direct financing leases	-	-	-	-	-
Commercial and industrial loans	(799)	(957)	(20)	(862)	(1,305)
Consumer installment loans	(43)	(46)	(64)	(32)	(2)
Other	-	-	-	-	(26)
TOTAL CHARGE-OFFS	(1,047)	(1,062)	(711)	(1,920)	(1,522)

RECOVERIES:
Residential mortgages	2	18	2	1	-
Commercial and multi-family	44	58	444	15	57
Construction-residential	-	-	-	-	-
Construction-commercial	-	-	-	-	-
Home equities	-	-	1	6	2
Direct financing leases	-	173	242	-	-
Commercial and industrial loans	126	574	240	184	39
Consumer installment loans	9	40	13	19	1
Other	-	-	-	-	10
TOTAL RECOVERIES	181	863	942	225	109

NET (CHARGE-OFFS) RECOVERIES	(866)	(199)	231	(1,695)	(1,413)
PROVISION FOR LOAN
AND LEASE	1,216	1,229	1,540	(68)	2,484
BALANCE AT THE END OF YEAR	$12,883	$12,533	$11,503	$9,732	$11,495

RATIO OF NET CHARGE-OFFS
(RECOVERIES) TO AVERAGE
NET LOANS AND LEASES
OUTSTANDING	0.12%	0.03%	(0.04)%	0.29%	0.26%

RATIO OF ALLOWANCE FOR
LOAN AND LEASE LOSSES TO
TOTAL LOANS AND LEASES	1.66%	1.80%	1.78%	1.67%	1.97%

Net charge-offs increased from $0.2 million in 2014 to $0.9 million in 2015.  The ratio of net charge-offs to average net loans outstanding correspondingly increased from 0.03% in 2014 to 0.12% in 2015.  The largest net charge-offs occurred in the commercial and industrial loan portfolio due to one commercial loan relationship that charged off for $0.7 million in the fourth quarter of 2015.

An allocation of the allowance for loan losses by portfolio type over the past five years follows:

	Balance at 12/31/2015 Attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2014 Attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2013 Attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2012 Attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2011 Attributable to:	Percent of loans in each category to total loans:
	(in thousands)
Residential
mortgages *	$909	14%	$941	14%	$1,038	15%	$662	12%	$793	13%
Commercial
mortgages *	7,135	59%	5,650	58%	4,912	59%	4,493	61%	4,670	57%
Home equities	371	8%	819	9%	878	9%	746	10%	768	9%
Commercial
loans	4,383	19%	4,896	19%	4,489	17%	3,617	17%	4,085	19%
Consumer
loans **	85	-%	78	-%	37	-%	18	-%	36	1%
Direct
financing
leases	-	-%	-	-%	-	-%	47	-%	994	1%
Unallocated	-	-%	149	-%	149	-%	149	-%	149	-%
	$12,883	100%	$12,533	100%	$11,503	100%	$9,732	100%	$11,495	100%

* includes construction loans

** includes other loans

The proportion of the allowance allocated to commercial mortgages comprises 55% of the allowance for loan losses, and correspondingly, the commercial mortgage portfolio made up the largest proportion, or 59%, of the total loan portfolio as of December 31, 2015, as compared with 45% of the allowance and 58% of the total loan portfolio at December 31, 2014.  The increase in the percentage of the allowance attributed to commercial mortgages reflected the movement of a commercial construction loan relationship to impaired status that required $1.1 million in specific reserves.

C&I loans comprise 34% of the allowance for loan losses despite being only 19% of the loan portfolio.  C&I loans have the highest historical loss experience compared to the other portfolio segments and this is reflected in the allowance allocated to the different portfolio segments.  The allowance allocated to C&I loans decreased in 2015 due to the charge-off of an impaired loan.

Home equity loans allowance allocation declined from $0.8 million at the end of 2014 to $0.4 million at the recent year-end, reflecting a decrease in the qualitative factors used in determining the appropriate allowance for loan losses.  Historical losses in the Company’s home equity portfolio are near zero.

Overall, the ratio of the allowance for loan losses to total loans decreased from 1.80% at December 31, 2014 to 1.66% on December 31, 2015.  The decrease is a reflection of increased charge-offs reducing the allowance and lower qualitative reserves.

The Company maintains a robust loan review process to ensure that specific credits are appropriately graded and reserved.  Management believes that the allowance for loan losses is reflective of a fair assessment of the current environment and credit quality trends.

Non-Interest Income

Total non-interest income increased by $3.4 million, or 34%, from 2014 to 2015.  The primary factors driving the increase were the $2.6 million loss related to a tax credit investment in 2014 and a $0.7 million gain on insurance proceeds recorded in 2015 related to a fire sustained at a branch location.  With the tax credit investments and corresponding tax credit benefit, the Company was able to reduce its overall tax provision in 2014 by $3.0 million to $0.7 million.

Insurance service and fee revenue increased $0.1 million, or 1%, from 2014 to $7.2 million in 2015.  TEA’s revenue remains the largest component of non-interest income at 52% of total non-interest income.  TEA is a source of diversification in the earnings of the Company and helps generate income not directly impacted by difficult credit or interest rate environment.  Other non-interest income increased $0.4 million, or 22%, in 2015 when compared with 2014, reflecting higher loan fees due to the strong loan growth during the year.  These increases were somewhat offset by decreases in data center revenue and bank service charges on deposits.  Data center revenue decreased $0.2 million as the Company’s data center business continued to wind down in line with projections made when the Company acquired SDS at the end of 2008.  Bank charges on deposits decreased $0.1 million, or 6%, from $1.8 million in 2014 to $1.7 million in 2015.  This is attributable to a decrease in customer overdraft activity in deposits.

Non-Interest Expense

Total non-interest expense increased $1.4 million, or 5%, from $31.3 million in 2014 to $32.7 million in 2015.  The largest increases in non-interest expense in 2015 when compared with 2014 were salaries and employee benefits, which increased $1.6 million, or 9%, professional services expenses, which increased $0.5 million, or 29%, and other expenses, which increased $0.5 million, or 14%.  These increases were somewhat offset by a decrease in litigation expenses of $1.2 million.

The increase in salaries and employee benefits stems from merit increases, the addition of new employees as a part of the Company’s planned growth strategy, a severance payment to the Company’s former chief financial officer, and fringe benefits costs including retirement funding expenses.  Professional services expenses were higher as a result of increased legal expenses related to the NYAG Litigation as well as costs associated with the Company’s project to convert to a new core banking system.  The increase in other expenses was driven by loan expenses related to the Company’s strong commercial loan growth in 2015.  The decrease in litigation expense of $1.2 million related to an initial accrual of $1.0 million in 2014 related to the NYAG Litigation and a partial reversal in that accrual of $0.2 million in 2015.  As reported in the Company’s Quarterly Report on Form 10-Q filed on November 5, 2015, the NYAG Litigation was settled on September 10, 2015, without any admission of liability or responsibility by the Company or the Bank.

The efficiency ratio expresses the relationship of operating expenses to revenues.  The Company's efficiency ratio, or non-interest operating expenses (exclusive of non-cash intangible amortization) divided by the sum of net interest income and non-interest income (exclusive of gains and losses from investment securities), was 71.8% in 2015 and 70.8% in 2014.  The increase occurred as non-interest expense growth resulting from the Company’s growth strategy outpaced revenue growth, which was negatively impacted by net interest margin compression and the decreases in bank service charge income and data center income.

Taxes

The provision for income taxes in 2015 was $3.8 million on pre-tax income of $11.6 million for an effective tax rate of 32.5%, compared with an effective tax rate of 7.9% and 18.1% in 2014 and 2013, respectively.  Both 2014 and 2013 benefited from a tax credit from investing in community projects which generated historic tax credits.  In 2014, the project was larger and generated a $3.0 million tax credit which was $1.2 million greater than the tax credit of $1.8 million recognized in 2013.  Excluding the impact of the historic tax credit and write-off of the tax credit investments recognized in non-interest income for the periods ended December 31, 2014 and 2013, the provision for income taxes in those years would have been $3.7 million and $3.5 million, respectively, on pre-tax income of $11.5 million and $11.1 million, respectively, yielding an effective rate of 32.2% and 31.7%, respectively.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

Net Income

Net income of $8.2 million in 2014 consisted of $7.0 million related to the Company’s banking activities and $1.2 million in net income related to the Company’s insurance agency activities.  The total net income of $8.2 million was a 4% increase from $7.9 million in 2013.  Earnings per diluted share for 2014 of $1.92 reflected an increase of 3.8% from $1.85 per diluted share for 2013.

Net Interest Income

Net interest income increased by $2.8 million, or 10%, to $31.1 million in 2014 from $28.3 million in 2013.  Growth in interest-earning assets positively impacted net interest income by $2.9 million.  This was somewhat offset by the rates earned and paid on those interest-earning assets and interest-bearing liabilities, which negatively impacted net interest income by $0.3 million.

The Company made significant investments in its commercial loan portfolio by adding several commercial loan officers while existing loan officers successfully increased production.  The total commercial loan portfolio balance, including commercial real estate and commercial and industrial loans, increased $44 million, or 9%, from a $465 million average balance in 2013 to a $509 million average balance in 2014.  Consumer loans, including residential real estate and home equities, increased 14% from a $140 million average balance in 2013 to $159 million in 2014.

On the funding side, the Company continued to be successful in attracting new deposit customers, with most of that success coming from growth in the commercial and retail demand deposit products. The Company’s average demand deposit balances increased $17.8 million during 2014 when compared with 2013.

Net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, increased to 3.86% in 2014, compared with 3.59% in 2013.  The yield on interest-earning assets increased 20 basis points from 4.27% in 2013 to 4.47% in 2014, and the cost of interest-bearing liabilities decreased 7 basis points, from 0.68% in 2013 to 0.61% in 2014.  Net interest spread increased as the yield curve, or the difference between long-term rates and short-term rates, widened throughout most of 2014.  Banks traditionally benefit from a steep yield curve because the duration of interest-earnings assets is typically longer than the duration of interest-bearing liabilities.  In 2014, the Company’s commercial loan growth at higher interest rates and tightened pricing on the liability side contributed to the widened net interest rate spread.  The Company also benefited from an increase in the proportion of higher yielding commercial loans to total interest-earning assets in 2014 when compared with 2013.

The Company’s net interest margin increased from 3.74% in 2013 to 4.01% in 2014, reflecting the changes to the net interest spread.

Provision for Loan Losses

The Company’s provision for loan losses decreased $0.3 million from $1.5 million in 2013 to $1.2 million in 2014.  The overall decrease was a result of quantitative and qualitative improvements in the loan portfolio in 2014, driven mostly by the Company’s low historical losses and overall improvement in qualitative considerations such as the composition of the loan portfolio, favorable credit quality trends, and improvement in the general economic and business conditions in the Company’s lending areas.  As noted in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the Company reserves a specific allocation on impaired loans and a higher percentage on criticized loans, or those loans risk rated 5 or higher.  The Company had $1.3 million in specific reserves on impaired loans at December 31, 2014, compared with $1.2 million at December 31, 2013.  The slight increase was driven by the impairment of one criticized commercial loan relationship in 2014 that required a significant specific reserve, offset by other individually impaired commercial loans with specific reserves that paid off during the year.  At December 31, 2014, criticized loans (loans risk-rated 5 or higher) were down $1.5 million to $29.3 million, compared with $30.8 million at December 31, 2013, mostly driven by one large commercial and multi-family relationship that moved into a pass rated category and paid off, partially offset by another large commercial and industrial relationship which was classified as a criticized loan during 2014.  Additionally, total loans collectively evaluated for impairment increased $53 million to $680 million in 2014, compared with $627 million as of December 31, 2013.

The ratio of non-performing loans to total loans decreased from 2.12% at December 31, 2013 to 1.52% at December 31, 2014.  The decrease is attributable to one large commercial and multi-family relationship that had demonstrated a period of performance and moved into accrual status in 2014.

Non-Interest Income

Total non-interest income decreased by $1.9 million, or 16%, from 2013 to 2014.  The primary factor driving the decrease was a $2.6 million loss on a tax credit investment in 2014, as compared with a $1.6 million loss on a tax credit investment in 2013.  Additionally, a $0.7 million one-time gain was realized from the termination of the FDIC loss sharing agreement in 2013.  With the tax credit investments and corresponding tax credit benefit, the Company was able to reduce its overall tax provision in 2014 by $3.0 million to $0.7 million, or 59.3%, less than prior year tax provision of $1.7 million.

Gains from premiums on loans sold to FNMA increased $0.2 million from 2013 as a result of the Company selling off more residential mortgages originated in a higher interest rate environment.  In addition, income from bank-owned life insurance increased by $0.1 million, or 13%, to $0.6 million during 2014 due to additional purchases made in 2013, and interchange fee income increased $0.1 million, or 8%, to $1.1 million in 2014.  These increases were offset by decreases in bank service charges on deposits and insurance service and fee revenue.  Bank charges on deposits decreased $0.2 million, or 10%, from $2.0 million in 2013 to $1.8 million during 2014.  This is attributable to a decrease in customer overdraft activity in deposits.  Insurance service and fee revenue decreased $0.1 million, or 1%, from 2013 to $7.1 million in 2014.

Non-Interest Expense

Total non-interest expense increased $1.9 million, or 6%, from $29.4 million in 2013 to $31.3 million in 2014.  The largest increase in non-interest expense was salaries and employee benefits, which increased $1.1 million, or 6%, in comparison to 2013, and litigation expense, which increased $1.0 million in comparison to 2013.  The increase in salaries and employee benefits stems from merit increases, rising health care costs, and the addition of new employees as a part of the Company’s planned growth strategy.  The $1.0 million in litigation expense relates to an accrual for the NYAG Litigation.

Advertising and public relations expenses increased $0.1 million, or 10%, from prior year due to an increase in advertising campaigns and community involvement.  A $0.2 million, or 6%, increase in other expenses in 2014 was driven by an increase in Community Reinvestment Act loan closings and charitable contributions.

Technology and communications expense decreased $0.2 million, or 12%, to $1.1 million in 2014.  The decrease was primarily attributable to technology cost savings as a result of building consolidations in late 2013 and renegotiation of a contract with a primary service provider.

In 2014, the Company benefited from the expiration of the amortization of intangibles related to its purchase of an insurance agency in 2008.  Amortization expense declined from $0.2 million in 2013 to $0.1 million in 2014.

The efficiency ratio expresses the relationship of operating expenses to revenues.  The Company's efficiency ratio, or non-interest operating expenses (exclusive of non-cash goodwill impairment and intangible amortization) divided by the sum of net interest income and non-interest income (exclusive of gains and losses from investment securities), was 70.8% in 2014 compared with 72.0% in 2013.  The improvement in 2014 from 2013 is a result of the increase in the Company’s net interest margin in 2014.

FINANCIAL CONDITION

The Company had total assets of $939 million at December 31, 2015, an increase of $92 million, or 11%, from $847 million at December 31, 2014.  Net loans of $761 million at the recent year end were $78 million, or 11%, higher than $683 million at December 31, 2014.  Securities increased $2 million, or 2%, from $97 million at December 31, 2014 to $99 million at

December 31, 2015, and deposits increased by $95 million, or 13%, to $803 million as of the end of 2015.  Stockholders’ equity was $91 million at the conclusion of 2015, a $5 million, or 6% increase from $86 million at the previous year end.

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

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase.  The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities.  Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase.  The Company did not own any out-of-state municipal bonds at December 31, 2015 or December 31, 2014.  Bonds rated below A are reviewed periodically to ensure their continued credit worthiness.  While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Company’s general market area.  Those municipalities are typically customers of the Bank whose financial situation is familiar to management.  The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

Although concerns have been raised in the marketplace recently about the health of municipal bonds, the Company has not experienced any credit troubles in this portfolio and does not believe any credit troubles are imminent.  Aside from the non-rated municipal securities to local municipalities discussed above that are considered held-to-maturity, all of the Company’s available-for-sale municipal bonds are investment-grade government obligation (“G.O.”) bonds.  G.O. bonds are generally considered safer than revenue bonds because they are backed by the full faith and credit of the government while revenue bonds rely on the revenue produced by a particular project.  All of the Company’s municipal bonds are to municipalities in New York State.  To the Company’s knowledge, there has never been a default on a NY G.O. bond in the history of the state.  The Company believes that its risk of loss on default of a G.O. municipal bond for the Company is relatively low.  However, historical performance does not guarantee future performance.

Pursuant to FASB Accounting Standards Codification (“ASC”) 320, “Investments – Debt and Equity Securities”, which establishes accounting treatment for investments in securities, all securities in the Bank’s investment portfolio are either designated as “held to maturity” or “available for sale”.

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third party pricing service provider regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than our third-party pricing service provider’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2015 or 2014.

Securities and interest-bearing deposits at banks made up 16% of the Company’s total average interest-earning assets in 2015 compared with 15% in 2014.  These assets provide the Company with additional sources of liquidity and income and act as collateral for the Bank’s municipal deposits.  The Company’s securities portfolio outstanding balances increased 2% from $97 million at December 31, 2014 to $99 million at December 31, 2015, and the Company’s interest-bearing deposits at banks also increased from $2 million to $11 million over the same time period.  The interest-bearing deposits are liquid interest-bearing cash accounts at correspondent banks.  The $9 million increase in the Company’s cash position was a result of the strong growth in total deposits of $95 million outstripping loan growth of $78 million.  With long-term rates at historic lows, the Company did not make significant investments from the limited liquidity in non-core assets such as long-term bonds.  In addition, the Company expects to utilize the current liquidity in future loan growth.  At December 31, 2015, the Company’s concentration in U.S. government-sponsored agency bonds was 22% of the total securities balance versus 28% at December 31, 2014.  Government-sponsored mortgage-backed securities comprised 38% of the portfolio at December 31, 2015, compared with 39% of the portfolio at December 31, 2014, and tax-advantaged municipal bonds made up 40% of the portfolio at December 31, 2015 versus 33% of the portfolio at December 31, 2014.

As a member of both the Federal Reserve System and the FHLB, the Bank is required to hold stock in those entities.  The Bank held $1.3 million and $1.4 million in FHLB stock as of December 31, 2015 and 2014, respectively, and $1.5 million in FRB stock at December 31, 2015 and 2014.

All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages.  Interest rate changes have a direct impact on prepayment rates.  The Company uses a third-party developed model to monitor the average life and yield volatility of mortgage pools under various interest rate assumptions.

The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.”  Securities designated as held to maturity are stated on the Company’s Consolidated Balance Sheets included under Item 8 of this Annual Report on Form 10-K at amortized cost.  Those designated as available for sale are reported at fair market value.  At December 31, 2015, $1.6 million in securities were designated as held to maturity.  These bonds are municipal investments that the Bank has made in its local market area.

The available for sale portfolio totaled $97 million or approximately 98% of the Company’s securities portfolio at December 31, 2015.  Net unrealized gains and losses on available for sale securities resulted in a net unrealized gain of $0.8 million at December 31, 2015, as compared with a net unrealized gain of $1.5 million at December 31, 2014.  Unrealized gains and losses on available-for-sale securities are reported, net of taxes, as a separate component of stockholders’ equity.  For the year ended December 31, 2015, the impact on stockholders’ equity was a net unrealized gain, net of taxes, of approximately $0.5 million.

Certain securities available for sale were in an unrealized loss position at December 31, 2015.  Management assessed those securities available for sale in an unrealized loss position at December 31, 2015 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.

Income from securities held in the Bank’s investment portfolio represented 8% of total interest income of the Company in 2015 and 2014 as compared with 9% in 2013.  At December 31, 2015, the Bank’s securities portfolio of $99 million consisted primarily of municipal securities, mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp ("FHLMC"), and U.S. federal agency obligations.  The increase in investment securities interest income in 2015 reflected the early payoff of a single mortgage-backed security in 2015 which resulted in the accelerated recognition of income related to that particular security.    The $0.1 million increase in investment securities income in 2014 was a result of the increase in average balances of investment securities.  Taxable investment yields dropped from 2.61% in 2013 to 2.54% in 2014, but increased in 2015 to 2.84% due to the impact of the early payoff of the aforementioned mortgage-backed security.  With the interest rate environment remaining persistently low from 2008 to 2015, tax-exempt security yields continue to fall, from 3.01% in 2013 to 2.95% in 2014 and 2.67% in 2015, as assets re-price into lower yields.

Available for sale securities with a total fair value of $86 million at December 31, 2015 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The following table summarizes the Bank’s securities with those designated as available for sale valued at fair value and securities designated as held to maturity at amortized cost as of December 31, 2015, 2014, and 2013:

	At December 31,
	2015	2014	2013
	(in thousands)
Available for Sale:
Debt securities
U.S. government agencies	$21,846	$26,717	$31,992
States and local subdivisions	37,683	31,060	31,880
Total debt securities	$59,529	$57,777	$63,872

Mortgage-backed securities
FNMA	$12,455	$15,154	$13,501
FHLMC	4,634	5,958	7,118
GNMA	7,068	6,130	7,573
CMO's	13,455	10,514	7,601
Total mortgage-backed securities	$37,612	$37,756	$35,793

Total available for sale securities	$97,141	$95,533	$99,665

Held to Maturity:
Debt securities
States and local subdivisions	$1,617	$1,599	$2,384

Total held to maturity securities	$1,617	$1,599	$2,384

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2015.  Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Available for Sale:
Debt Securities
U.S. Government agencies	$2,071	3.00%	$9,024	1.82%	$8,161	2.61%	$2,590	2.58%
States and political
subdivisions	2,071	2.59%	20,424	2.29%	11,454	2.48%	3,734	3.74%
Total debt securities	$4,142	2.80%	$29,448	2.14%	$19,615	2.54%	$6,324	3.26%

Mortgage-backed securities
FNMA	$-	-%	$259	4.09%	$5,007	2.76%	$7,189	3.09%
FHLMC	-	-%	127	4.90%	1,069	3.80%	3,438	2.28%
GNMA	-	-%	-	-%	1,206	3.74%	5,862	2.75%
CMO's	-	-%	6	4.57%	-	-%	13,449	1.95%
Total mortgage-backed
securities	$-	-%	$392	4.36%	$7,282	3.08%	$29,938	2.42%

Total available for sale	$4,142	2.80%	$29,840	2.17%	$26,897	2.68%	$36,262	2.57%

Held to Maturity:
Debt Securities
U.S. Government agencies	$-	-%	$-	-%	$-	-%	$-	-%
States and political
subdivisions	309	1.83%	374	2.13%	828	2.92%	106	2.80%
Total held to maturity	$309	1.83%	$374	2.13%	$828	2.92%	$106	2.80%

Total securities	$4,451	2.73%	$30,214	2.17%	$27,725	2.69%	$36,368	2.57%

LENDING AND LEASING ACTIVITIES

The Bank has a loan policy which is approved by its Board of Directors on an annual basis.  The loan policy governs the conditions under which loans may be made, addresses the lending authority of Bank officers, documentation requirements, appraisal policy, charge-off policies and desired portfolio mix.  The Bank’s lending limit to any one borrower is subject to regulation by the OCC.  The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.

The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans.  The Bank primarily extends loans to customers located within the Western New York area.  Interest income on loans represented approximately 92% of the total interest income of the Company in 2015 and 2014, and approximately 91% of total interest income in 2013.  The Bank’s loan portfolio, net of the allowances for loan losses, totaled $761 million and $683 million at December 31, 2015 and December 31, 2014, respectively.  The net loan portfolio represented 81% of the Company’s total assets at December 31, 2015 and December 31, 2014.

The following table summarizes the major classifications of the Bank’s loans as of the dates indicated:

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Mortgage loans on real estate:
Residential Mortgages	$103,941	$98,374	$94,027	$68,135	$73,579
Commercial and multi-family	399,819	363,252	361,247	323,777	306,683
Construction-Residential	1,546	721	1,509	811	2,392
Construction-Commercial	60,892	40,986	23,902	28,941	27,887
Home equities	61,042	59,948	57,228	56,366	54,673
Total real estate loans	627,240	563,281	537,913	478,030	465,214

Direct financing leases	-	-	-	1,612	6,021
Commercial and industrial loans	144,330	129,456	106,952	99,951	109,513
Consumer loans	1,596	1,764	938	1,294	1,677
Other	139	404	323	1,342	586
Net deferred loan origination costs	679	759	870	666	394
Total gross loans and leases	773,984	695,664	646,996	582,895	583,405

Allowance for loan and
lease losses	(12,883)	(12,533)	(11,503)	(9,732)	(11,495)

Loans and leases, net	$761,101	$683,131	$635,493	$573,163	$571,910

Real Estate Loans

Approximately 81% of the Bank’s total loan portfolio at December 31, 2015 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans.  The Bank’s real estate loan portfolio was $627 million at December 31, 2015, compared with $563 million at December 31, 2014.  The real estate loan portfolio increased by 11% in 2015 over 2014 compared with an increase of 5% in 2014 over 2013.

The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value (“LTV”) ratio.  Any loans with a greater than 80% LTV have private mortgage insurance.  Fixed rate residential mortgage loans outstanding totaled $99 million at December 31, 2015, which was 13% of total loans outstanding, compared with $91 million and 13%, respectively, at December 31, 2014.  This balance did not include any construction residential mortgage loans, which are discussed below.  The increase in residential mortgages occurred due to an increase in loan originations from $31 million in 2014 to $36 million in 2015 as persistent low rates resulted in strong demand for fixed rate residential mortgages.

The Bank has a contractual arrangement with FNMA, pursuant to which the Bank sells certain mortgage loans to FNMA and the Bank retains the servicing rights to those loans.  The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.  In 2015, the Bank sold $14 million in mortgages to FNMA under this arrangement, compared with $15 million in mortgages sold in 2014.

At December 31, 2015, the Bank had retained the servicing rights on $77 million in mortgages sold to FNMA, compared with $72 million in mortgages sold to FNMA at December 31, 2014.  The Company has recorded a net servicing asset for such loans of $0.6 million and $0.5 million at December 31, 2015 and 2014, respectively.  The value of the mortgage servicing rights increased due to the increase in the size of the servicing portfolio.

The Bank offers adjustable rate residential mortgage loans with terms of up to 30 years.  Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter.  The Bank’s outstanding adjustable rate residential mortgage loans were $5 million or 1% of total loans outstanding at December 31, 2015 as compared with $7 million or 1% at December 31, 2014.  With rates on fixed rate mortgage products at all-time lows, there has been little demand for variable-rate products which has resulted in a decline in variable rate mortgage loan balances.

Overall, residential real estate loans increased $6 million, or 6%, from $98 million at December 31, 2014 to $104 million at December 31, 2015.

The Bank also offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis.  To the extent required, loans exceeding an 80% LTV are reported on an exception report to the Board of Directors.  Many of these mortgage loans either mature or are subject to a rate call after three to five years.  The Bank’s outstanding commercial mortgage loans were $400 million at December 31, 2015, which was 52% of total loans outstanding, compared with $363 million and 52% at December 31, 2014.  The Company believes that the strong relationships that its loan officers have fostered with customers in the local community over the years resulted in sustained loan production in 2015.  The balance at December 31, 2015 included $131 million in fixed rate and $269 million in variable rate commercial mortgage loans, which include interest rate calls.

The Bank also offers other types of loans collateralized by real estate, such as home equity loans.  The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 85% combined LTV ratio.  To the extent required, loans exceeding an 85% LTV ratio are reported on an exception report to the Board of Directors.  At December 31, 2015, the real estate loan portfolio included $61 million of home equity loans, which represented 8% of total loans outstanding, compared with $60 million and 9% at December 31, 2014, respectively.  The total home equity portfolio included $56 million in variable rate loans and $5 million in fixed rate loans.

The Bank also offers both residential and commercial real estate construction loans at up to an 80% LTV ratio at fixed interest or adjustable interest rates and multiple maturities.  At December 31, 2015, fixed rate real estate construction loans outstanding totaled $2 million, or less than 1% of total loans outstanding, and adjustable rate construction loans outstanding totaled $61 million, or 8% of total loans outstanding.  At December 31, 2014, fixed rate real estate construction loans outstanding totaled $3 million, or 1% of total loans outstanding, and adjustable rate construction loans outstanding totaled $39 million, or 6% of total loans outstanding.

Commercial and Industrial Loans

The Bank offers commercial and industrial (“C&I”) loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities.  The Bank’s C&I loan portfolio totaled $144 million at December 31, 2015, compared with $129 million at December 31, 2014, a 12% increase.  The growth is attributable to an increased number of C&I loan officers and good results achieved through the Bank’s community-focused and relationship-based lending approach in the local market.  Commercial loans represented 19% of the Bank’s total loans at the end of both 2015 and 2014.

Collateral for C&I loans, where applicable, may consist of inventory, receivables, equipment and other business assets.  At December 31, 2015, 49% of the Bank’s C&I loans were at variable rates which are typically tied to the prime rate.  The Company has a small number of loans that are tied to LIBOR.

Consumer Loans

The Bank’s consumer installment loan portfolio totaled $2 million at both December 31, 2015 and 2014, representing less than 1% of the Bank’s total loans outstanding at those same respective dates.  Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis.  This segment of the portfolio is done on an accommodation basis for customers.  The Company does not actively try to grow the portfolio in a significant way.

Other Loans

Other loans totaled less than $1 million at each December 31, 2015 and December 31, 2014.  Other loans consisted primarily of overdrafts and loan clearing accounts.

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturities of commercial loans and real estate construction loans outstanding as of December 31, 2015 and the classification of those loans due after one year according to sensitivity to changes in interest rates.

	Within	After One But	After Five
	One Year	Within Five Years	Years	Total
	(in thousands)
Commercial	$17,914	$44,672	$81,744	$144,330
Real estate construction	39,359	21,533	-	60,892
	$57,273	$66,205	$81,744	$205,222

Loans maturing after one year with:
Fixed Rates		$31,785	$38,943
Variable Rates		34,420	42,801
		$66,205	$81,744

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

Deposits

The Bank offers a variety of deposit products, including checking, savings, NOW accounts, certificates of deposit and jumbo certificates of deposit.  Bank deposits are insured up to the limits provided by the FDIC.  The following table details the Bank’s deposits as of the dates indicated:

	December 31,
	2015	2014	2013
	(in thousands)

Demand deposits	$183,098	$158,631	$139,973
NOW accounts	83,674	72,670	65,927
Regular savings	439,993	363,542	390,575
Time deposits, $100,000 and over	40,066	47,748	45,201
Other time deposits	56,151	65,044	64,936
Total	$802,982	$707,635	$706,612

The following schedule sets forth the maturities of the Bank’s time deposits as of December 31, 2015:

	Time Deposit Maturity Schedule
	0-3 Mos.	3-6 Mos.	6-12 Mos.	Over 12 Mos.	Total
	(in thousands)

Time deposits - $100,000 and over	$4,580	$4,632	$5,539	$25,315	$40,066
Other time deposits	6,575	6,905	9,157	33,514	56,151
Total time deposits	$11,155	$11,537	$14,696	$58,829	$96,217

Total deposits increased $95 million or 13% in 2015 from the end of 2014.  The Company grew core transactional checking accounts, including non-interest bearing demand deposits and NOW accounts, by 15% to $267 million at December 31, 2015.  The growth in non-interest bearing demand deposits was primarily due to growth in commercial demand deposits as the Company was able to attract new core customers and some current commercial customers maintained higher cash balances.  The growth in NOW accounts was attributable to an increase in consumer NOW accounts that reward customers with higher interest payments based on behavior that further engages the customer with the Bank, such as debit card activity and direct deposit, as well as customers with multiple accounts with the Bank.

As of December 31, 2015, regular savings increased $76 million, or 21%, over the previous year end.  The growth in savings deposits was primarily due to growth in a consumer savings product with a competitive interest rate introduced in 2015.  These deposits funded the Company’s strong commercial loan growth in 2015.

Time deposits decreased $17 million, or 15%, from $113 million at December 31, 2014 to $96 million as of December 31, 2015.  This decline continued an industry-wide trend over the past several years.  Given the historic low rate environment, there is little incentive for customers to lock in time deposit rates.  Customers have demonstrated a preference for more liquid deposits, such as demand, NOW, and savings deposits.

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank (dollars in thousands):

	2015		2014		2013
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(in thousands)

Demand deposits	$166,611	-%	$148,827	-%	$131,041	-%
NOW accounts	78,801	0.41%	72,034	0.44%	67,548	0.53%
Regular savings	418,020	0.38%	378,247	0.27%	383,150	0.30%
Time deposits	102,711	1.39%	111,521	1.55%	111,165	1.60%
Total	$766,143	0.44%	$710,629	0.43%	$692,904	0.48%

Federal Funds Purchased and Other Borrowed Funds.  Another source of the Bank’s funds for lending and investing activities is borrowings from the Federal Home Loan Bank.  The Bank had an FHLB advance of $10 million outstanding as of December 31, 2015 with a rate of 1.73% maturing in 2020.

Securities Sold Under Agreements to Repurchase

The Bank enters into agreements with certain customers to sell securities owned by the Bank to those customers and repurchase the identical security, generally within one day.  No physical movement of the securities is involved.  The customer is informed that the securities are held in safekeeping by the Bank on behalf of the customer.  Securities sold under agreements to repurchase totaled $11 million at December 31, 2015 compared to $14 million at December 31, 2014.  Balances can vary day to day based on customer needs.

Pension

The Bank maintains a qualified defined benefit pension plan (the “Pension Plan”), which covered substantially all employees of the Bank at the time the Pension Plan was frozen on January 31, 2008.  All benefits eligible participants accrued in the Pension Plan to the freeze date have been retained.  Employees have not accrued additional benefits in the Pension Plan from that date.  Employees will be eligible to receive these benefits at normal retirement age.  Additionally, the Company has entered into individual retirement agreements with certain of its executive officers providing for unfunded supplemental pension benefits under the Company’s Supplemental Executive Retirement Plan and Senior Executive Supplemental Executive Retirement Plan (collectively, the “SERP plans”).  Information about the Company’s Pension Plan and SERP plans, including contributions, pension expense and actuarial assumptions, including return on plan assets and the discount rate utilized to determine future pension obligations, can be found in Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K

Management tested the sensitivity of the pension expense to changes in two key assumptions: return on plan assets and the discount rate.  A 0.25% decrease in the rate of return on plan assets would have resulted in a decrease in pension expense of 31.86% or $10 thousand.  A 0.25% decrease in the discount rate would have resulted in a decrease in pension expense of 8.92% or $3 thousand.  The SERP has no plan assets; therefore there is no rate of return on plan assets.  A 0.25% decrease in the discount rate would have resulted in an increase in SERP expense of 1.24% or $6 thousand.  A 0.25% increase in the discount rate would have resulted in a 9.23%, or $3 thousand, increase in pension expense, and a 1.22%, or $6 thousand, decrease in SERP expense.  Since the Pension Plan has been frozen, pension expense is not sensitive to compensation scale increases or decreases.

Liquidity

The Company utilizes cash flows from its investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Given the current collateral available, advances of up to $200 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.    An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $14 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the FRB’s discount window.  The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  Additionally, the Company has access to capital markets as a funding source.

The cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses.  At December 31, 2015, approximately 5% of the Company’s debt securities had maturity dates of one year or less, and approximately 35% had maturity dates of five years or less.  In addition, the Company receives regular cash flows on its mortgage-backed securities.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases.  At December 31, 2015, in the stress test, the Bank had net short-term liquidity available of $282 million as compared with $215 million at December 31, 2014.  Available assets of $114 million divided by public and purchased funds of $112 million, resulted in a long-term liquidity ratio of 102% at December 31, 2015, compared with 88% at December 31, 2014.

Management does not anticipate engaging in any activities, either currently or over the long-term, for which adequate funding would not be available and which would therefore result in significant pressure on liquidity.  However, continued economic recession could negatively impact the Company’s liquidity.  The Bank relies heavily on FHLBNY as a source of funds, particularly with its overnight line of credit.  In past economic recessions, some FHLB branches have suspended dividends, cut dividend payments, and not bought back excess FHLB stock that members hold in an effort to conserve capital.  FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future.  Historically, the most severe problems in FHLB have been at some of the other FHLB branches.  Nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.

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

	Payments due within time period at December 31, 2015
	(in thousands)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Securities sold under agreement
to repurchase	$10,821	$10,821	$-	$-	$-
Operating lease obligations	6,768	632	1,297	1,235	3,604
Other borrowed funds	10,000	-	-	10,000	-
Junior subordinated debentures	11,330	-	-	-	11,330
Total	$38,919	$11,453	$1,297	$11,235	$14,934

Interest expense on fixed rate debt	$742	$173	$346	$223	$-

At times during 2015, the Company held variable rate debt included in other borrowed funds that related to short-term funding used to cover seasonal funding needs.  These balances are subject to fluctuation.  There was no variable rate debt in other borrowed funds at December 31, 2015.

At December 31, 2015, the Company had commitments to extend credit of $206 million compared with  $212 million at December 31, 2014.  For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 16 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Overall, during 2015, the business environment improved for many households and businesses in Western New York and in the United States.  There can be no assurance that these conditions will continue in the near term. Such conditions could materially adversely affect the credit quality of the Company’s loans, and, therefore, the Company’s results of operations, financial condition, and capital position.

For further detail on capital and capital ratios, see Note 20 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Total Company stockholders’ equity was $91.3 million at December 31, 2015, an increase from $85.8 million at December 31, 2014.  Equity as a percentage of assets was 9.7% at December 31, 2015, compared with 10.1% at December 31, 2014.  Book value per share of common stock increased to $21.44 at December 31, 2015 from $20.41 at December 31, 2014.  The reason for the increase in stockholders’ equity and book value per share was $7.8 million in net income, offset by $3.0 million in dividends to common stockholders.

The dividend payment of $0.72 per share in 2015 was $0.07, or 11% higher per share than dividends paid in 2014.  The Company typically pays a semi-annual dividend in April and October of each year.  In 2012, the Company decided it was appropriate to move up the first semi-annual dividend planned for April 2013 to December 2012.  At the time of the Company’s decision, there was much uncertainty around the income tax rates on dividend income.  These rates were scheduled to expire on December 31, 2012 and it was expected that these rates would increase in 2013.  Therefore, in an effort to reduce the tax burden on stockholders, management and the Board of Directors agreed that it would be appropriate to pay a third dividend in 2012 in lieu of the first semi-annual dividend in 2013.

Management and the Board of Directors of the Company believe that the dividend level is prudent to maintain available capital to support the continued growth of the Company, as well as to manage the Company’s and the Bank’s capital ratios, while providing a dividend yield (dividend per share divided by stock price) competitive with peers in the industry at an annualized rate of 2.80% at December 31, 2015.

Included in stockholders’ equity was accumulated other comprehensive income which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale.  Net unrealized gains after tax were $0.5 million, or $0.11 per share of common stock, at December 31, 2015, as compared to net unrealized gains on available-for-sale investment securities after tax of $0.9 million, or $0.22 per share of common stock, at December 31, 2014.  Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.  The Company had no other-than-temporary impairment charges in its investment portfolio in 2015 or 2014.

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

ALCO, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities.  When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank's exposure to interest rate risk through the use of on or off-balance sheet financial instruments.  Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the purchase of other financial instruments used for interest rate risk management purposes.  In 2015 and 2014, the Bank did not use off-balance sheet financial instruments to manage interest rate risk.

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated increase
	in projected annual net interest income
	(in thousands)

	December 31, 2015	December 31, 2014
Changes in interest rates

+200 basis points	$1,034	$531
+100 basis points	1,856	1,149

-100 basis points	NM	NM
-200 basis points	NM	NM

Many assumptions are utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income.  The more significant assumptions relate to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities.  The Bank also assumes immediate changes in rates, including 100 and 200 basis point rate changes.  In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts, such that interest rates cannot be less than zero.  These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. At December 31, 2015 the Bank's projected net interest income benefitted more from a 100 basis point increase in market rates compared with a 200 basis point increase in rates.  This relationship was due in part to expected increases in deposit rates needed to retain deposit customers if rates moved up 200 basis points but were not required if rates only moved 100 basis points higher.  In regards to the declining rate scenarios, management believes that projections using such significant decreases in interest rates is not meaningful based on the current low interest rate environment.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table, and changes in such amounts, are not considered significant to the Bank’s projected net interest income.

Financial instruments with off-balance sheet risk at December 31, 2015 included $189 million in undisbursed lines of credit at an average interest rate of 4.21%; $3 million in fixed rate loan origination commitments at 3.80%; $2 million in adjustable rate loan origination commitments at 4.21%; and $4 million in adjustable rate letters of credit, which if drawn upon, would typically earn an interest rate equal to the prime lending rate plus 2%.  Unused overdraft protection lines totaled $12 million, which if drawn upon, would also typically earn an interest rate equal to the prime lending rate plus 2%.

The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity year ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(in thousands)
Interest - Assets
Gross loan and lease
receivables	$75,562	$47,632	$43,358	$47,544	$43,318	$516,570	$773,984	$772,472
Average interest	4.43%	4.16%	4.55%	4.77%	4.66%	4.45%	4.46%	4.46%

Investment securities	$4,451	$3,094	$7,211	$7,653	$12,256	$64,093	$98,758	$98,725
Average interest	2.73%	1.87%	2.36%	2.40%	2.00%	2.62%	2.49%	2.49%

Interest -Liabilities
Interest bearing
deposits	$561,055	$18,497	$7,723	$13,572	$19,037	$-	$619,884	$620,714
Average interest	0.61%	0.98%	1.03%	1.91%	1.68%	-%	0.68%	0.68%

Borrowed funds	$-	$-	$-	$-	$10,000	$-	$10,000	$9,874
Average interest	-%	-%	-%	-%	1.73%	-%	1.73%	1.73%

Securities sold under
agreements to repurchase	$10,821	$-	$-	$-	$-	$-	$10,821	$10,821
Average interest	0.19%	-%	-%	-%	-%	-%	0.19%	0.19%

Junior subordinated
debt	$-	$-	$-	$-	$-	$11,330	$11,330	$11,330
Average interest	-%	-%	-%	-%	-%	3.03%	3.03%	3.03%

When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities, increases or decreases.  As a part of the Company’s asset/liability policy, the Company has set limitations on the acceptable level of the negative impact of such rate fluctuations on the market value of the Company’s balance sheet.  The Bank’s securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per ASC Topic 320 “Investments – Debt and Equity Securities.”  At December 31, 2015, the impact to equity, net of tax, as a result of marking available for sale securities to market was an unrealized gain of $0.5 million.  On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 200 basis points.  At December 31, 2015, the Company determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements.  The Company’s and the Bank’s capital ratios are also reviewed by management on a quarterly basis.

Capital Expenditures

Significant planned expenditures for 2016 include the purchase of technology to improve workflow automation and operational efficiency.  The Company believes it has a sufficient capital base to support these known and potential capital expenditures, currently expected to total approximately $2.4 million, with current assets.

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

The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank.  Net income from banking activities was $6.7 million in 2015 compared with $6.9 million in 2014.  The decrease in net income from banking activities was driven primarily by non-interest expenses, which increased from $26.9 million in 2014 to $28.1 million in 2015.  Total assets of the banking activities segment increased $92 million or 11% during 2015 to $930 million at December 31, 2015, due primarily to strong loan growth.

The insurance activities segment includes activities of TEA, a property and casualty insurance agency with locations in the Western New York area.  Net income from insurance activities was $1.1 million in 2015, a decrease of $0.2 million from $1.3 million in 2014.  While revenue remained flat at $6.5 million in each of 2015 and 2014, expenses increased from $4.3 million in 2014 to $4.6 million in 2015 reflecting higher salaries and benefits expenses.  TEA’s total assets were $9.1 million at December 31, 2015, compared with $8.9 million at December 31, 2014.

Fourth Quarter 2015 Results

Net income was $1.8 million, or $0.41 per diluted share, in the fourth quarter of 2015, compared with $2.3 million, or $0.54 per diluted share, in the fourth quarter of 2014.  The decline reflects a severance payment to the Company’s former chief financial officer and an increase in tax provision compared with a significant benefit in the fourth quarter 2014 from a tax credit. Return on average equity was 7.72% for the fourth quarter of 2015 compared with 10.79% in the fourth quarter of 2014.

Net interest income was $8.4 million in the fourth quarter, flat with the prior-year period, though up $0.3 million, or 3.7%, from the trailing third quarter.  Growth in loans and non-interest bearing demand deposits drove the increase over the trailing period.

Net interest margin of 3.91% declined 41 basis points, or 12 basis points on an adjusted basis, from the 2014 fourth quarter, reflecting decreases in the yield on loans.  Excluding accelerated fee income due to two commercial loan payoffs of $0.6 million, the adjusted 2014 fourth quarter net interest margin was 4.03%.  When compared with 3.85% in the trailing third quarter, net interest margin was up 6 basis points, mostly due to interest earned on the payoff of a large investment security and loan portfolio growth.

The provision for loan losses was $204 thousand in the 2015 fourth quarter, down from $574 thousand in the prior-year period and $396 thousand in the trailing third quarter of 2015, as the overall credit quality of the Company’s loan portfolio remained strong.  The ratio of the allowance for loan losses to total loans was 1.66% at December 31, 2015 compared with 1.84% at September 30, 2015 and 1.80% at December 31, 2014.  The ratio declined primarily due to the charge-off to the allowance of one loan previously identified as impaired.

The ratio of non-performing loans to total loans increased to 2.07% at December 31, 2015 from 1.52% at December 31, 2014, and from 1.12% at September 30, 2015.  Non-performing loans increased in the fourth quarter of 2015 with the movement of two large commercial loan relationships to nonaccrual status.

Non-interest income was $2.9 million, or 26% of total revenue, in the quarter, up $2.6 million from the prior-year period.  This increase reflects a $2.6 million loss from a tax credit investment recorded in the fourth quarter of 2014.  The loss on the tax credit investment was offset by a corresponding tax reduction of $3.0 million, resulting in a net benefit of $0.4 million realized in the fourth quarter 2014.  Insurance agency revenue of $1.6 million was up $0.1 million over the 2014 fourth quarter due to financial services and employee benefits revenue growth.  Compared with the trailing third quarter of 2015, total non-interest income decreased by $1.3 million, primarily due to an insurance settlement gain of $0.7 million in the third quarter related to a fire at one of the Company’s branch locations and seasonal decreases in insurance revenue.

Total non-interest expense was $8.7 million in the fourth quarter of 2015, an increase of 11%, or $0.8 million, from the prior-year period.  Personnel expenses, the largest expense category for the Company, were up $0.6 million, or 12.0%, from last year’s fourth quarter, and reflect a $0.4 million severance payment and annual merit increases and strategic hires to support the Company’s continued growth.  Other expenses increased $0.2 million, or 17%, driven by loan expenses on the growing commercial loan portfolio.

Compared with the trailing third quarter of 2015, total non-interest expense was up $0.4 million, or 4.6%.  The increase reflects previously noted higher personnel expenses in the fourth quarter of 2015, partially offset by a $0.2 million litigation reserve reversal that occurred in the third quarter.

Income tax expense for the quarter was $0.7 million, representing an effective tax rate of 29.5% compared with an effective tax rate of 32.2% in the fourth quarter of 2014, which excludes the $3.0 million tax credit benefit realized in 2014.  The decrease in tax rate was primarily due to higher tax exempt income as a percentage of total income.

Total assets were $939 million at December 31, 2015, or $18 million higher than the end of the trailing 2015 third quarter.  Loans of $774 million increased 6% from $731 million at September 30, 2015.  The increase was primarily due to growth in the commercial real estate and commercial and industrial loan portfolios.

Total deposits increased $21 million, or 3%, to $803 million at December 31, 2015 from the trailing 2015 third quarter-end.  The growth was mainly attributable to increases in demand deposits and savings accounts.  In the first quarter of 2015, the Bank introduced a new money market account that has been successful in acquiring new customer deposit relationships.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item is incorporated by reference to the discussion of "Liquidity" and "Market Risk”, including the discussion under the caption "Sensitivity of Net Interest Income to Changes in Interest Rates" included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and the Unaudited Quarterly Financial Data presented in Note 22 to our Consolidated Financial Statements.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Evans Bancorp, Inc. and subsidiaries (the “Company”).  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

The Company's consolidated financial statements for the fiscal year ended December 31, 2015 were audited by KPMG LLP, an independent registered public accounting firm.  KPMG LLP also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, as stated in their report, which appears in the "Report of Independent Registered Public Accounting Firm" immediately following this annual report of management.

EVANS BANCORP, INC. AND SUBSIDIARIES

/s/ David J. Nasca

David J. Nasca

President and Chief Executive Officer

/s/ John B. Connerton

John B. Connerton

Treasurer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Evans Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Buffalo, NY
March 3, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Evans Bancorp, Inc.:

We have audited Evans Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015, and our report dated March 3, 2016 expressed an unqualified opinion on those consolidated financial statements.

Buffalo, NY
March 3, 2016

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 AND DECEMBER 31, 2014
(in thousands, except share and per share amounts)
	December 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$11,813	$8,784
Interest-bearing deposits at banks	10,808	2,114
Securities:
Available for sale, at fair value (amortized cost: $96,374 at December 31, 2015;	97,141	95,533
$94,048 at December 31, 2014)
Held to maturity, at amortized cost (fair value: $1,584 at December 31, 2015;	1,617	1,599
$1,574 at December 31, 2014)
Federal Home Loan Bank common stock, at amortized cost	1,296	1,439
Federal Reserve Bank common stock, at amortized cost	1,487	1,486
Loans, net of allowance for loan losses of $12,883 at December 31, 2015
and $12,533 at December 31, 2014	761,101	683,131
Properties and equipment, net of accumulated depreciation of $15,799 at December 31, 2015
and $15,129 at December 31, 2014	11,051	10,224
Goodwill	8,101	8,101
Bank-owned life insurance	20,978	20,415
Other assets	13,714	13,983

TOTAL ASSETS	$939,107	$846,809

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$183,098	$158,631
NOW	83,674	72,670
Regular savings	439,993	363,542
Time	96,217	112,792
Total deposits	802,982	707,635

Securities sold under agreement to repurchase	10,821	13,778
Other borrowings	10,000	13,700
Other liabilities	12,718	14,578
Junior subordinated debentures	11,330	11,330
Total liabilities	847,851	761,021

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,260,203 and 4,241,797 shares issued at December 31, 2015 and December 31, 2014, respectively, and 4,257,179 and 4,203,684 outstanding at December 31, 2015
and December 31, 2014, respectively	2,132	2,123
Capital surplus	43,318	43,102
Treasury stock, at cost, 3,024 and 38,113 shares at December 31, 2015 and	-	(751)
December 31, 2014, respectively
Retained earnings	47,616	42,822
Accumulated other comprehensive loss, net of tax	(1,810)	(1,508)
Total stockholders' equity	91,256	85,788

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$939,107	$846,809

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(in thousands, except share and per share amounts)

	2015	2014	2013
INTEREST INCOME
Loans	$32,638	$31,899	$29,546
Interest bearing deposits at banks	64	33	132
Securities:
Taxable	1,935	1,816	1,666
Non-taxable	991	967	1,060
Total interest income	35,628	34,715	32,404
INTEREST EXPENSE
Deposits	3,339	3,058	3,296
Other borrowings	158	237	436
Junior subordinated debentures	327	321	325
Total interest expense	3,824	3,616	4,057
NET INTEREST INCOME	31,804	31,099	28,347
PROVISION FOR LOAN LOSSES	1,216	1,229	1,540
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	30,588	29,870	26,807
NON-INTEREST INCOME
Bank charges	1,736	1,839	2,039
Insurance service and fees	7,194	7,131	7,211
Data center income	104	348	464
Gain on loans sold	133	203	25
Bank-owned life insurance	563	574	508
Loss on tax credit investments	-	(2,596)	(1,555)
Gain on insurance settlement	734	-	-
Interchange fee income	1,270	1,142	1,059
Gain on termination of loss sharing agreement	-	-	716
Other	1,986	1,632	1,694
Total non-interest income	13,720	10,273	12,161
NON-INTEREST EXPENSE
Salaries and employee benefits	20,478	18,844	17,755
Occupancy	2,789	2,868	3,010
Repairs and maintenance	822	732	723
Advertising and public relations	857	867	786
Professional services	2,354	1,819	1,892
Technology and communications	1,183	1,130	1,283
Litigation expense	(175)	1,000	-
Amortization of intangibles	-	108	221
FDIC insurance	607	553	576
Other	3,783	3,331	3,134
Total non-interest expense	32,698	31,252	29,380
INCOME BEFORE INCOME TAXES	11,610	8,891	9,588
INCOME TAX PROVISION	3,767	704	1,731
NET INCOME	$7,843	$8,187	$7,857

Net income per common share-basic	$1.85	$1.96	$1.88
Net income per common share-diluted	$1.82	$1.92	$1.85
Cash dividends per common share	$0.72	$0.65	$0.26
Weighted average number of common shares outstanding	4,235,048	4,186,786	4,189,769
Weighted average number of diluted shares outstanding	4,307,368	4,264,406	4,239,037

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(in thousands, except share and per share amounts)
	2015		2014		2013

NET INCOME		$7,843		$8,187		$7,857

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities	(436)		720		(2,266)
Less: Reclassification of gain on sale of securities	-		-		-
		(436)		720		(2,266)

Defined benefit pension plans:
Amortization of prior service cost	19		19		42
Amortization of actuarial loss	125		64		108
Actuarial gains (losses)	(10)		(1,048)		752
Total		134		(965)		902

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX		(302)		(245)		(1,364)

COMPREHENSIVE INCOME		$7,541		$7,942		$6,493

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2012	$2,087	$42,029	$30,611	$101	$-	$74,828
Net Income			7,857			7,857
Other comprehensive loss				(1,364)		(1,364)
Cash dividends ($0.26 per common share)			(1,098)			(1,098)
Stock options and restricted stock expense		352				352
Excess tax expense from stock-based compensation		(9)				(9)
Issued 19,431 restricted shares, net of 2,191 forfeitures	9	(9)				-
Issued 13,455 shares in Employee Stock
Purchase Plan	7	184				191
Issued 4,100 shares through stock option exercise	2	55				57
Repurchased 13,032 shares in Treasury stock					(250)	(250)
Reissued 5,126 shares under dividend
reinvestment plan		3			99	102
Reissued 3,000 shares through stock option exercise	1	14			31	46
Balance, December 31, 2013	$2,106	$42,619	$37,370	$(1,263)	$(120)	$80,712
Net Income			8,187			8,187
Other comprehensive loss				(245)		(245)
Cash dividends ($0.65 per common share)			(2,735)			(2,735)
Stock options and restricted stock expense		465				465
Excess tax benefit from stock-based compensation		87				87
Issued 20,517 restricted shares, net of 5,998 forfeitures	11	(11)				-
Issued 12,821 shares in Employee Stock
Purchase Plan	6	232				238
Repurchased 59,800 shares in Treasury stock					(1,436)	(1,436)
Reissued 186 restricted shares		(4)			4	-
Reissued 11,265 shares under dividend
reinvestment plan		3			255	258
Reissued 23,331 shares through stock option exercise		(289)			546	257
Balance, December 31, 2014	$2,123	$43,102	$42,822	$(1,508)	$(751)	$85,788
Net Income			7,843			7,843
Other comprehensive loss				(302)		(302)
Cash dividends ($0.72 per common share)			(3,049)			(3,049)
Stock options and restricted stock expense		495				495
Excess tax benefit from stock-based compensation		32				32
Issued 10,574 shares in Employee Stock
Purchase Plan	5	211				216
Issued 7,832 shares in stock option exercise	4	(4)				-
Repurchased 8,676 shares in Treasury stock					(210)	(210)
Reissued 20,942 restricted shares		(503)			503	-
Reissued 11,197 shares under dividend
reinvestment plan		31			246	277
Reissued 15,235 shares through stock option exercise		(46)			212	166
Balance, December 31, 2015	$2,132	$43,318	$47,616	$(1,810)	$-	$91,256

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(in thousands)
	2015	2014	2013

OPERATING ACTIVITIES:
Interest received	$35,044	$34,707	$32,176
Fees received	12,719	12,505	14,786
Interest paid	(3,896)	(3,607)	(4,070)
Cash paid to employees and vendors	(32,658)	(29,418)	(28,667)
Cash contributed to pension plan	(165)	(110)	(185)
Income taxes paid	(2,950)	(2,858)	(1,902)
Proceeds from sale of loans held for resale	14,453	15,471	776
Originations of loans held for resale	(14,449)	(15,669)	187

Net cash provided by operating activities	8,098	11,021	13,101

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(28,961)	(15,379)	(27,055)
Proceeds from maturities, calls, and payments	26,760	20,217	15,750
Held to maturity securities:
Purchases	(637)	(618)	(941)
Proceeds from maturities, calls, and payments	619	1,403	2,302
Proceeds from property insurance	1,183	-	-
Cash paid for bank owned life insurance	-	-	(4,000)
Additions to properties and equipment	(1,888)	(580)	(1,448)
Proceeds from sales of fixed assets	-	-	365
Purchase of tax credit investment	(1,100)	(1,912)	(225)
Net increase in loans	(78,441)	(47,941)	(64,280)

Net cash used in investing activities	(82,465)	(44,810)	(79,532)

FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings, net	(6,657)	5,128	(8,760)
Net increase in deposits	95,347	1,023	27,620
Dividends paid	(3,049)	(2,735)	(1,098)
Repurchase of treasury stock	(210)	(1,436)	(250)
Issuance of common stock	216	238	248
Reissuance of treasury stock	443	515	148

Net cash provided by financing activities	86,090	2,733	17,908

Net increase (decrease) in cash and equivalents	11,723	(31,056)	(48,523)

CASH AND CASH EQUIVALENTS:
Beginning of period	10,898	41,954	90,477

End of period	$22,621	$10,898	$41,954

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(in thousands)
	2015	2014	2013

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$7,843	$8,187	$7,857

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,513	1,573	1,996
Deferred tax (benefit) expense	980	(1,460)	(372)
Provision for loan losses	1,216	1,229	1,540
Loss on tax credit investment	-	2,596	1,555
Gain on loans sold	(133)	(203)	(25)
Gain on proceeds from insurance	(734)	-	-
Stock options and restricted stock expense	495	465	352
Proceeds from sale of loans held for resale	14,453	15,471	776
Originations of loans held for resale	(14,449)	(15,669)	187
Changes in assets and liabilities affecting cash flow:
Other assets	(2,563)	(2,919)	(2,119)
Other liabilities	(523)	1,751	1,354

NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,098	$11,021	$13,101

12, 2011 AND 2010
EVANS BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles.  The estimates and assumptions that management deems to be critical involve our accounting policies relating to the determination of our allowance for loan losses and the valuation of goodwill.  These estimates and assumptions are based on management’s best estimates and judgment and management evaluates them on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  We adjust our estimates and assumptions when facts and circumstances dictate.  The current economic recession increases the uncertainty inherent in our estimates and assumptions.  As future events cannot be determined with precision, actual results could differ significantly from our estimates.  Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in periods as they occur.

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

Securities which experience an other-than-temporary decline in fair value are written down to a new cost basis with the amount of the write-down, due to credit problems, included in earnings as a realized loss.  The new cost basis is not changed for subsequent recoveries in fair value.  Factors which management considers in determining whether an impairment in value of an investment is other than temporary include the period of time the securities were in a loss position, management’s intent and ability to hold securities until fair values recover to amortized cost or if it is considered more likely than not that the Company will have to sell the security, the extent to which fair value is less than amortized cost, the issuer’s financial performance and near term prospects, the financial condition and prospects for the issuer’s geographic region and industry, and recoveries or declines in fair value subsequent to the balance sheet date.  There were no charges associated with other-than-temporary impairment declines in fair value of securities in 2015, 2014, or 2013.

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

The Bank considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect principal or interest due according to the contractual terms of the loan.  These loans are individually assessed for any impairment.  Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, less costs to sell, if the loan is collateral dependent.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.  The Company has an appraisal policy in which appraisals are obtained upon a loan being downgraded on the Company’s internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired loans are either graded a 6 or 7 on the internal loan rating scale.  Subsequent to the downgrade, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Consumer installment loans are collectively evaluated for impairment.  Since these loans are not individually identified and evaluated, they are not considered impaired loans.  The one exception is for consumer loans that are considered troubled debt restructurings (“TDR”) since all TDR loans are considered impaired.

The Bank monitors the credit risk in its loan portfolio by reviewing certain credit quality indicators (“CQI”).  The primary CQI for its commercial mortgage and commercial and industrial (“C&I”) portfolios is the individual loan’s credit risk rating.  The following list provides a description of the credit risk ratings that are used internally by the Bank when assessing the adequacy of its allowance for loan losses:

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

Allowance for Loan Losses

The provision for loan losses represents the amount charged against the Bank’s earnings to maintain an allowance for probable loan losses inherent in the portfolio based on management’s evaluation of the loan portfolio at the balance sheet date. Factors considered by the Bank’s management in establishing the allowance include: the collectability of individual loans, current loan concentrations, charge-off history, loss emergence period, delinquent loan percentages, the fair value of the collateral, input from regulatory agencies, and general economic conditions.

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

The analysis of the allowance for loan losses is composed of two components: specific credit allocation and general portfolio allocation.  The specific credit allocation includes a detailed review of each impaired loan and allocation is made based on this analysis.  Factors may include the appraisal value of the collateral, the age of the appraisal, the type of collateral, the performance of the loan to date, the performance of the borrower’s business based on financial statements, and legal judgments involving the borrower.  The general portfolio allocation consists of an assigned reserve percentage based on the historical loss experience, the loss emergence period, and other qualitative factors of the loan category.

The general portfolio allocation is segmented into homogeneous pools of loans with similar characteristics.  Separate pools of loans include loans pooled by loan grade and by portfolio segment.  An average historical loss rate over the past five years multiplied by the loss emergence period factor is applied against loans graded a 5 or worse (“criticized loans”).  The same is done for loans that are graded 4 or better (“non-criticized loans”) in separate pools.

For both the criticized and non-criticized loan pools in the general portfolio allocation, additional qualitative factors are applied.  The qualitative factors applied to the general portfolio allocation reflect management’s evaluation of various conditions.  The conditions evaluated include the following: levels and trends in delinquencies, non-accruals, and criticized loans; trends in volume and terms of loans; effects of any changes in lending policies and credit quality underwriting standards; experience, ability, and depth of management; national and economic trends and conditions; changes in the quality of the loan review system; concentrations of credit risk; changes in collateral value; and large loan risk.  The total possible qualitative allocation is determined by comparing peer bank historical charge-off rates to the Bank’s historical charge-off rate.  The actual qualitative allocation is determined by qualitative factor by loan type based on metrics that management believes are appropriate indicators of whether the Bank is in a low, moderate, or high risk range relative to historical experience for each qualitative factor.

Foreclosed Real Estate

Foreclosed real estate is initially recorded at the lower of carrying or fair value (net of costs of disposal) at the date of foreclosure.  Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.  Assessments are periodically performed by management, and an allowance for losses is established through a charge to operations if the carrying value of a property exceeds fair value.  The Company held no foreclosed real estate at December 31, 2015 or December 31, 2014.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, "Intangibles – Goodwill and Other."  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired.  The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired.  A reporting unit is defined as any distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by the segment’s management.  The only reporting unit with goodwill as of December 31, 2015 was the insurance agency activities reporting unit.

The fair value of the insurance agency activities reporting unit is measured annually as of December 31st utilizing the average of a discounted cash flow model and a market value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for similar companies.  The calculated value of the insurance agency reporting unit was in excess of the carrying amount at December 31, 2015.  A review of the period subsequent to the measurement date is performed to determine if there were any significant adverse changes in operations or events that would alter our determination as of the measurement date.  The Company has performed the required goodwill impairment tests and has determined that goodwill was not impaired as of December 31, 2015.

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

Net Income Per Share

Net income per common share is determined by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options and immediate vesting of restricted shares.  Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share.  There were 72,320,  77,620, and 49,268 potentially dilutive shares of common stock included in calculating diluted earnings per share for the years ended December 31, 2015, 2014, and 2013, respectively.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive.  In accordance with ASC Topic 260, "Earnings Per Share," these shares were not included in calculating diluted earnings per share.  As of December 31, 2015, 2014, and 2013, there were 36 thousand, 9 thousand, and 42 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive.

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

New Accounting Standards

The following significant accounting pronouncements became effective for the Company in 2015:

Accounting Standards Update (“ASU”) 2014-04, Reclassification of Collateralized Mortgage Loans upon a Troubled Debt Restructuring.  The objective of this proposed ASU is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized.  The main provisions would also require additional disclosures regarding the amount of foreclosed residential real estate property held by the creditor and the recorded investments of consumer mortgage loans that are in the process of foreclosure at each interim and annual reporting period.  This ASU became effective for the Company on January 1, 2015.  The adoption did not have an impact on the Company’s financial statements.

2.SECURITIES

The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2015
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$21,914	$166	$(234)	$21,846
States and political subdivisions	36,838	874	(29)	37,683
Total debt securities	$58,752	$1,040	$(263)	$59,529

Mortgage-backed securities:
FNMA	$12,312	$168	$(25)	$12,455
FHLMC	4,629	61	(56)	4,634
GNMA	7,047	82	(61)	7,068
CMO	13,634	24	(203)	13,455
Total mortgage-backed securities	$37,622	$335	$(345)	$37,612

Total securities designated as available for sale	$96,374	$1,375	$(608)	$97,141

Held to Maturity:
Debt securities
States and political subdivisions	$1,617	$6	$(39)	$1,584

Total securities designated as held to maturity	$1,617	$6	$(39)	$1,584

	2014
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$26,687	$305	$(275)	$26,717
States and political subdivisions	30,182	927	(49)	31,060
Total debt securities	$56,869	$1,232	$(324)	$57,777

Mortgage-backed securities:
FNMA	$14,653	$516	$(15)	$15,154
FHLMC	5,901	121	(64)	5,958
GNMA	6,014	143	(27)	6,130
CMO	10,611	42	(139)	10,514
Total mortgage-backed securities	$37,179	$822	$(245)	$37,756

Total securities designated as available for sale	$94,048	$2,054	$(569)	$95,533

Held to Maturity:
Debt securities
States and political subdivisions	$1,599	$7	$(32)	$1,574

Total securities designated as held to maturity	$1,599	$7	$(32)	$1,574

Available for sale securities with a total fair value of $86 million and $69 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at December 31, 2015 and 2014, respectively.

The scheduled maturity of debt and mortgage-backed securities at December 31, 2015 and 2014 is summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	2015		2014
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$4,082	$4,142	$8,172	$8,256
Due after one year through five years	29,113	29,448	22,118	22,597
Due after five years through ten years	19,356	19,615	20,517	20,589
Due after ten years	6,201	6,324	6,062	6,335
	58,752	59,529	56,869	57,777

Mortgage-backed securities
available for sale	37,622	37,612	37,179	37,756

Total available for sale securities	$96,374	$97,141	$94,048	$95,533

Debt securities held to maturity:

Due in one year or less	$309	$308	$478	$477
Due after one year through five years	374	365	77	78
Due after five years through ten years	828	815	932	914
Due after ten years	106	96	112	105
	1,617	1,584	1,599	1,574

Total held to maturity securities	$1,617	$1,584	$1,599	$1,574

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no realized gains and losses from gross sales of securities in 2015, 2014 or 2013.

Information regarding unrealized losses within the Company’s available for sale securities at December 31, 2015 and 2014 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	2015

	Less than 12 months		12 months or longer			Total
	Fair	Unrealized	Fair		Unrealized	Fair	Unrealized
	Value	Losses	Value		Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$4,531	$(89)	$5,855		$(145)	$10,386	$(234)
States and political subdivisions	3,133	(6)	1,117		(23)	4,250	(29)
Total debt securities	$7,664	$(95)	$6,972		$(168)	$14,636	$(263)

Mortgage-backed securities:
FNMA	$3,856	$(25)	$-	-	$-	$3,856	$(25)
FHLMC	-	-	1,234		(56)	1,234	(56)
GNMA	3,480	(55)	471		(6)	3,951	(61)
CMO'S	6,677	(89)	3,661		(114)	10,338	(203)
Total mortgage-backed securities	$14,013	$(169)	$5,366		$(176)	$19,379	$(345)

Held To Maturity:
Debt securities:
States and political subdivisions	$626	$(11)	$495		$(28)	$1,121	$(39)

Total temporarily impaired
securities	$22,303	$(275)	$12,833		$(372)	$35,136	$(647)

	2014

	Less than 12 months		12 months or longer			Total
	Fair	Unrealized	Fair		Unrealized	Fair	Unrealized
	Value	Losses	Value		Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$3,906	$(26)	$7,751		$(249)	$11,657	$(275)
States and political subdivisions	4,752	(9)	1,902		(40)	6,654	(49)
Total debt securities	$8,658	$(35)	$9,653		$(289)	$18,311	$(324)

Mortgage-backed securities:
FNMA	$1,498	$(10)	$1,731	-	$(5)	$3,229	$(15)
FHLMC	-	-	1,482		(64)	1,482	(64)
GNMA	-	-	2,079		(27)	2,079	(27)
CMO'S	1,722	(11)	4,290		(128)	6,012	(139)
Total mortgage-backed securities	$3,220	$(21)	$9,582		$(224)	$12,802	$(245)

Held To Maturity:
Debt securities:
States and political subdivisions	$371	$(1)	$556		$(31)	$927	$(32)

Total temporarily impaired
securities	$12,249	$(57)	$19,791		$(544)	$32,040	$(601)

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2015 and 2014 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.  The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

The Company did not record any other-than-temporary impairment charges in 2015, 2014,  or 2013.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government agencies such as the Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance going forward.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY.  At December 31, 2015, the Company had a total of $10.0 million in borrowed funds with FHLBNY.  The Company has sufficient collateral in the form of residential real estate loans at FHLBNY.  As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY.  The Bank held FHLBNY stock with a carrying value of $1.3 million and $1.4 million as of December 31, 2015 and December 31, 2014, respectively.

3.LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans at December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015	December 31, 2014
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$103,941	$98,374
Commercial and multi-family	399,819	363,252
Construction-Residential	1,546	721
Construction-Commercial	60,892	40,986
Home equities	61,042	59,948
Total real estate loans	627,240	563,281

Commercial and industrial loans	144,330	129,456
Consumer loans	1,596	1,764
Other	139	404
Net deferred loan origination costs	679	759
Total gross loans	773,984	695,664

Allowance for loan losses	(12,883)	(12,533)

Loans, net	$761,101	$683,131

Residential Mortgages: The Company originates adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase, or refinancing of a mortgage.  These loans are collateralized by owner-occupied properties located in the Company’s market area and are amortized over a period of 10 to 30 years.  Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 80% of the property’s appraised value or have private mortgage insurance.  Mortgage title insurance and hazard insurance are normally required.  Construction loans have a unique risk, because they are secured by an incomplete dwelling.

The Bank, in its normal course of business, sells certain residential mortgages which it originates to FNMA.  The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon.  The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.  This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk.  At December 31, 2015 and 2014, the Company had approximately $77.3 million and $71.6 million, respectively, in unpaid principal balances of loans that it services for FNMA.  For the years ended December 31, 2015 and 2014, the Company sold $14.3 million and $15.3 million, respectively, in loans to FNMA and realized gains on those sales of $133 thousand and $203 thousand, respectively.  Gains or losses recognized upon the sale of loans are determined on a specific identification basis.  The Company had a related asset of approximately $0.6 and $0.5 million for the servicing portfolio rights as of December 31, 2015 and 2014, respectively.  There were $0.5 million in loans held for sale at December 31, 2015 compared with $0.4 million loans held for sale at December 31, 2014.  Loans held for sale are typically in the portfolio for less than a month.  As a result, the carrying value approximates fair value.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

Due to the lack of foreclosure activity and absence of any ongoing litigation at December 31, 2015 and 2014, the Company had no accrual for loss contingencies or potential costs associated with foreclosure-related activities at those dates.

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

As of December 31, 2015,  there were $204.8 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for borrowings.

Home Equities: The Company originates home equity lines of credit and second mortgage loans (loans secured by a second lien position on one-to-four-family residential real estate).  These loans carry a higher risk than first mortgage residential loans because they are in a second position with respect to collateral.  Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

Commercial and Industrial Loans: These loans generally include term loans and lines of credit.  Such loans are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion, and improvements) and equipment purchases.  As a general practice, a collateral lien is placed on equipment or other assets owned by the borrower. These loans generally carry a higher risk than commercial real estate loans based on the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable.  To reduce the risk, management also attempts to secure real estate as collateral and obtain personal guarantees of the borrowers.  To further reduce risk and enhance liquidity, these loans generally carry variable rates of interest, re-pricing in three- to five-year periods, and have a maturity of five years or less.  Lines of credit generally carry floating rates of interest (e.g. prime plus a margin).

Consumer Loans:  The Company funds a variety of consumer loans, including direct automobile loans, recreational vehicle loans, boat loans, home improvement loans, and personal loans (collateralized and uncollateralized).  Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging up to five years, based upon the nature of the collateral and the size of the loan.  The majority of consumer loans are underwritten on a secured basis using the underlying collateral being financed.  A minimal amount of loans are unsecured, which carry a higher risk of loss.

Other Loans:  These loans included $0.2 million at December 31, 2015 and $0.1 million at December 31, 2014 of overdrawn deposit accounts classified as loans.

Net loan commitment fees are deferred and accreted or amortized into net interest income on a straight-line basis over the commitment period.

The Company maintains an allowance for loan losses in order to capture the probable losses inherent in its loan portfolio.  There is a risk that the Company may experience significant loan losses in 2016 and beyond which could exceed the allowance for loan losses.  This risk is heightened by the current uncertain and adverse economic conditions.  If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan losses or recognize further loan charge-offs, the Company may have to increase its allowance for loan losses or loan charge-offs which could have a material adverse effect on the Company's operating results and financial condition.  There can be no assurance that the Company's allowance for loan losses will be adequate to protect the Company against loan losses that it may incur.

Changes in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013 follow:

	2015	2014	2013
	(in thousands)
Balance, beginning of year	$12,533	$11,503	$9,732
Provisions for loan and lease losses	1,216	1,229	1,540
Recoveries	181	863	942
Loans and leases charged-off	(1,047)	(1,062)	(711)
Balance, end of year	$12,883	$12,533	$11,503

The following tables summarize the allowance for loan losses, as of December 31, 2015 and 2014, respectively, by portfolio segment.  The segments presented are at the level management uses to assess and monitor the risk and performance of the portfolio.  The Company does not currently consider other factors such as industry and geography in assessing the loan portfolio.

2015

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
losses:
Beginning balance	$4,896	$5,650	$78	$941	$819	$-	$149	$12,533
Charge-offs	(799)	(139)	(43)	(66)	-	-	-	(1,047)
Recoveries	126	44	9	2	-	-	-	181
Provision (Credit)	160	1,580	41	32	(448)	-	(149)	1,216
Ending balance	$4,383	$7,135	$85	$909	$371	$-	$-	$12,883

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$552	$1,146	$42	$2	$-	$-	$-	$1,742
Collectively evaluated
for impairment	3,831	5,989	43	907	371	-	-	11,141
Total	$4,383	$7,135	$85	$909	$371	$-	$-	$12,883

Loans:
Ending balance:
Individually evaluated
for impairment	$5,322	$9,993	$42	$2,499	$1,644	$-	$-	$19,500
Collectively evaluated
for impairment	139,008	450,718	1,693	102,988	59,398	-	-	753,805
Total	$144,330	$460,711	$1,735	$105,487	$61,042	$-	$-	$773,305

Note: Loan balances do not include $679 thousand in net deferred loan origination costs as of December 31, 2015.

* includes construction loans

** includes other loans

2014

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Direct Financing Leases	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$4,489	$4,912	$37	$1,038	$878	$-	$149	$11,503
Charge-offs	(957)	(57)	(46)	-	(2)	-	-	(1,062)
Recoveries	574	58	40	18	-	173	-	863
Provision (Credit)	790	737	47	(115)	(57)	(173)	-	1,229
Ending balance	$4,896	$5,650	$78	$941	$819	$-	$149	$12,533

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

Note: Loan balances do not include $759 thousand in net deferred loan origination costs as of December 31, 2014.

* includes construction loans

** includes other loans

A description of the Company’s accounting policies and the methodology used to estimate the allowance for loan losses, including a description of the factors considered in determining the allowance for loan losses, such as historical losses and existing economic conditions, is included in Note 1 to the Financial Statements.

The following table provides data, at the class level, of credit quality indicators of certain loans, as of December 31, 2015 and 2014, respectively:

December 31, 2015
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$42,383	$340,837	$383,220	$80,379
4	13,098	40,019	53,117	47,509
5	1,224	11,772	12,996	8,973
6	4,187	7,191	11,378	7,350
7	-	-	-	119
Total	$60,892	$399,819	$460,711	$144,330

December 31, 2014
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$29,421	$299,798	$329,219	$83,789
4	10,492	50,691	61,183	30,223
5	1,073	7,853	8,926	8,662
6	-	4,757	4,757	6,613
7	-	153	153	169
Total	$40,986	$363,252	$404,238	$129,456

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

The Company’s consumer loans, including residential mortgages and home equities, are not individually risk rated or reviewed in the Company’s loan review process.  Consumers are not required to provide the Company with updated financial information as differentiated from the requirements for the Company’s commercial customers.  Consumer loans are also smaller dollar balances.  Given the lack of updated information since the initial underwriting of the loan and small size of individual loans, the Company uses the delinquency status as the credit quality indicator for consumer loans.  The delinquency table is shown below.  The Company does not lend to sub-prime borrowers.  Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are placed in non-accrual status.

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

The following table provides an analysis of the age of the recorded investment in loans that were past due as of December 31, 2015 and 2014, respectively:

December 31, 2015
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and industrial	$160	$224	$66	$450	$143,880	$144,330	$40	$5,312
Residential real estate:
Residential	822	402	569	1,793	102,148	103,941	-	1,400
Construction	-	-	-	-	1,546	1,546	-	-
Commercial real estate:
Commercial	1,919	963	457	3,339	396,480	399,819	457	3,574
Construction	-	-	-	-	60,892	60,892	-	4,187
Home equities	253	236	267	756	60,286	61,042	-	1,058
Consumer	8	-	-	8	1,588	1,596	-	14
Other	-	-	-	-	139	139	-	-
Total Loans	$3,162	$1,825	$1,359	$6,346	$766,959	$773,305	$497	$15,545

December 31, 2014
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and industrial	$153	$60	$274	$487	$128,969	$129,456	$-	$5,500
Residential real estate:
Residential	848	158	682	1,688	96,686	98,374	-	1,296
Construction	-	-	-	-	721	721	-	-
Commercial real estate:
Commercial	4,201	3,115	513	7,829	355,423	363,252	-	3,162
Construction	8	-	201	209	40,777	40,986	201	-
Home equities	594	120	192	906	59,042	59,948	-	415
Consumer	13	1	-	14	1,750	1,764	-	17
Other	-	-	-	-	404	404	-	-
Total Loans	$5,817	$3,454	$1,862	$11,133	$683,772	$694,905	$201	$10,390

The following table provides data, at the class level, of impaired loans:

	At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,750	$1,811	$-	$1,945	$58	$47
Residential real estate:
Residential	2,444	2,555	-	2,474	90	63
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	3,888	3,908	-	3,930	27	179
Construction	834	834	-	834	-	31
Home equities	1,644	1,711	-	1,661	40	52
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total impaired loans	$10,560	$10,819	$-	$10,844	$215	$372

	At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$3,572	$3,835	$552	$3,966	$255	$9
Residential real estate:
Residential	55	55	2	55	1	2
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	1,083	1,083	235	1,083	4	42
Construction	4,188	4,201	911	4,188	29	166
Home equities	-	-	-	-	-	-
Consumer	42	57	42	45	2	6
Other	-	-	-	-	-	-
Total impaired loans	$8,940	$9,231	$1,742	$9,337	$291	$225

	At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$5,322	$5,646	$552	$5,911	$313	$56
Residential real estate:
Residential	2,499	2,610	2	2,529	91	65
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	4,971	4,991	235	5,013	31	221
Construction	5,022	5,035	911	5,022	29	197
Home equities	1,644	1,711	-	1,661	40	52
Consumer	42	57	42	45	2	6
Other	-	-	-	-	-	-
Total impaired loans	$19,500	$20,050	$1,742	$20,181	$506	$597

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,017	$1,022	$-	$1,096	$9	$66
Residential real estate:
Residential	2,264	2,435	-	2,271	37	68
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,103	2,208	-	2,139	33	91
Construction	1,074	1,074	-	1,169	-	44
Home equities	911	950	-	917	17	22
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total impaired loans	$7,369	$7,689	$-	$7,592	$96	$291

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$4,701	$4,734	$988	$4,701	$64	$234
Residential real estate:
Residential	271	285	3	271	20	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,640	2,785	274	2,708	96	50
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer	48	60	48	49	5	6
Other	-	-	-	-	-	-
Total impaired loans	$7,660	$7,864	$1,313	$7,729	$185	$290

	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$5,718	$5,756	$988	$5,797	$73	$300
Residential real estate:
Residential	2,535	2,720	3	2,542	57	68
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	4,743	4,993	274	4,847	129	141
Construction	1,074	1,074	-	1,169	-	44
Home equities	911	950	-	917	17	22
Consumer	48	60	48	49	5	6
Other	-	-	-	-	-	-
Total impaired loans	$15,029	$15,553	$1,313	$15,321	$281	$581

There were $10.6 million in impaired loans with no related allowance at December 31, 2015, and $7.4 million in impaired loans with no related allowance at December 31, 2014.  As management identifies impaired loans that are collateral dependent, new appraisals are ordered to determine the fair value of the collateral.  It should also be noted that when estimating the fair value of collateral for the purpose of performing an impairment test, management further reduces the appraised value of the collateral to account for estimated selling or carrying costs, age of the appraisal, if applicable, or any other perceived market or borrower-specific risks to the value of the collateral.

The majority of the interest income in the preceding table was interest income recognized prior to these loans being identified as impaired and placed on non-accrual.  The interest income foregone in the preceding table represents interest income that the Company did not recognize on those loans while they were on non-accrual and impaired.

The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2015 and 2014.

Troubled debt restructurings (“TDRs”)

The Company had $5.8 million in loans that were restructured and deemed to be TDRs at December 31, 2015 with $1.8 million of those balances in non-accrual status.  Any TDR that is placed on non-accrual is not returned to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the restructurings were allowed in an effort to maximize the Company’s ability to collect on loans where borrowers were experiencing financial difficulty.  The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.

The following table presents the Company’s TDR loans as of December 31, 2015, and 2014, respectively:

	December 31, 2015
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$517	$508	$9	$165
Residential real estate:
Residential	1,789	689	1,100	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	1,732	334	1,398	-
Construction	834	-	834	-
Home equities	867	281	586	-
Consumer loans	28	-	28	28
Other	-	-	-	-
Total troubled restructured loans	$5,767	$1,812	$3,955	$193

	December 31, 2014
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$492	$274	$218	$173
Residential real estate:
Residential	1,833	594	1,239	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi family	2,428	847	1,581	33
Construction	1,074	-	1,074	-
Home equities	728	233	495	-
Consumer loans	31	-	31	31
Other	-	-	-	-
Total troubled restructured loans	$6,586	$1,948	$4,638	$237

The Company’s TDRs have various agreements that involve deferral of principal payments, or interest-only payments, for a period (usually 12 months or less) to allow the customer time to improve cash flow or sell the property.  Other common types of concessions leading to the designation of a TDR are lines of credit that are termed out and extensions of maturities at rates that are less than prevailing market rates given the risk profile of the borrower.

The following tables show the data for TDR activity by type of concession granted to the borrower during 2015 and 2014:

	Year ended December 31, 2015			Year ended December 31, 2014
	(in thousands)			(in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	3	541	541	1	$16	$16
Residential Real Estate & Construction:
Extension of maturity	-	-	-	2	615	615
Extension of maturity and
interest rate reduction	-	-	-	1	208	208
Commercial Real Estate & Construction:
Extension of maturity and
interest rate reduction	-	-	-	1	250	250
Home Equities:
Extension of maturity	-	-	-	9	592	592
Extension of maturity and
interest rate reduction	-	-	-	2	84	84
Combination of concessions	2	166	166	-	-	-
Consumer loans:
Interest rate reduction	-	-	-	1	31	31
Other	-	-	-	-	-	-

Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2015 and 2014.  All of the C&I and commercial real estate TDRs were already considered impaired and sufficiently reserved for prior to being identified as a TDR.

The reserve for a TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective interest rate or upon the fair value of the collateral less costs to sell, if the loan is deemed to be collateral dependent.  At December 31, 2015, there were no commitments to lend additional funds to debtors owing loans or leases whose terms have been modified in TDRs.

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value.  A loan is considered in default when the loan or lease is 90 days past due or is charged-off.  The following table presents loans which were classified as TDRs during the preceding twelve months and which have subsequently defaulted during the twelve month periods ended December 31, 2015 and 2014, respectively:

	Year ended December 31, 2015		Year ended December 31, 2014
	(in thousands)		(in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	-	-	3	$191
Residential Real Estate:
Residential	-	-	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and multi-family	-	-	1	250
Construction	-	-	-	-
Home Equities	1	66	1	54
Consumer loans	-	-	-	-
Other	-	-	-	-

4.PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 were as follows:

	2015	2014
	(in thousands)
Land	$268	$268
Buildings and improvements	12,867	12,088
Construction in progress	271	2
Furniture, fixtures, and equipment	13,444	12,995
	26,850	25,353
Less accumulated depreciation	(15,799)	(15,129)
Properties and equipment, net	$11,051	$10,224

Depreciation expense totaled $1.0 million in 2015 and $1.1 in 2014 and 2013.

5.OTHER ASSETS

Other assets at December 31 were as follows:

	2015	2014
	(in thousands)
Net deferred tax asset	$6,857	$7,661
Accrued interest receivable	2,682	2,417
Prepaid expenses	817	713
Mortgage servicing rights	557	518
Other	2,801	2,674
Total other assets	$13,714	$13,983

6.GOODWILL AND INTANGIBLE ASSETS

The Company had $8.1 million in goodwill as of December 31, 2015 and 2014.  The entire amount of goodwill is within the insurance agency activities segment.  The Company measures the fair value of the insurance agency reporting unit annually, as of December 31, utilizing the market value and income methods.  When using the income method, management considered historical information, the operating budget, and strategic goals in projecting net income and cash flows for the next five years.  No impairment was recognized as a result of the goodwill impairment test as of December 31, 2015 and 2014, respectively.  Further discussion of the Company’s goodwill impairment testing is included in Note 1.

Amortization expense related to intangibles for the years ended December 31, 2015, 2014, and 2013 was $0, $108 thousand, and $221 thousand, respectively.

7.DEPOSITS

Time deposits, with minimum denominations of $100 thousand each, totaled $40.1 million and $47.7 million at December 31, 2015 and 2014, respectively.  There were $0.2 million and $0.1 million of overdraft accounts in deposits that were reclassified to loans as of December 31, 2015 and 2014, respectively.

At December 31, 2015, the scheduled maturities of all time deposits were as follows:

(in thousands)
2016	$37,388
2017	18,497
2018	7,723
2019	13,572
2020 and later	19,037
$96,217

Some of the Company’s time deposits were obtained through brokered transactions.  Brokered time deposits totaled $1.2 million at December 31, 2015 and 2014, respectively.

8.BORROWED FUNDS AND JUNIOR SUBORDINATED DEBENTURES

Other borrowings at December 31, 2015 consist of a $10 million advance from the FHLB with a fixed interest rate of 1.73% and matures in 2020.

The Bank has the ability to borrow additional funds from the FHLB based on the available securities or real estate loans that can be used as collateral and to purchase additional federal funds through one of the Bank’s correspondent banks.  Given the current collateral available, advances of up to $200 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.    The Bank also has the ability to purchase up to $14 million in federal funds from its correspondent banks.

The amounts and interest rates of other borrowed funds were as follows:

	Federal Funds Purchased	Other Borrowings	Total
	(in thousands)
At December 31, 2015
Amount outstanding	$-	$10,000	$10,000
Weighted-average interest rate	-%	1.73%	1.73%

For the year ended December 31, 2015
Highest amount at a monthend	$17,700	$10,000
Daily average amount outstanding	$2,504	$7,151	$9,655
Weighted-average interest rate	0.33%	1.79%	1.41%

At December 31, 2014
Amount outstanding	$13,700	$-	$13,700
Weighted-average interest rate	0.32%	-%	0.32%

For the year ended December 31, 2014
Highest amount at a monthend	$13,700	$9,000
Daily average amount outstanding	$3,938	$5,000	$8,938
Weighted-average interest rate	0.25%	3.54%	2.09%

At December 31, 2013
Amount outstanding	$-	$9,000	$9,000
Weighted-average interest rate	-%	3.41%	3.41%

For the year ended December 31, 2013
Highest amount at a monthend	$-	$10,000
Daily average amount outstanding	$-	$6,167	$6,167
Weighted-average interest rate	-%	3.41%	3.41%

On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 (the “Capital Securities”) classified on the Company’s consolidated balance sheets as Junior Subordinated Debentures.  The distribution rate on the Capital Securities of the Trust adjusts quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and was 3.03% at December 31, 2015.

The Capital Securities have a distribution rate of three-month LIBOR plus 2.65%, and the distribution dates are February 23, May 23, August 23, and November 23.

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

The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trust to purchase $11.3 million in aggregate liquidation amount of floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of the Company, due October 1, 2037, which are comprised of $11.0 million of Capital Securities and $330 thousand of Common Securities.  The $330 thousand of Common Securities represent the initial capital contribution of the Company to the Trust, which, in accordance with the provisions of ASC Topic 810 "Consolidation," have not been consolidated and are included in “Other Assets” on the consolidated balance sheet.

The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust.  The interest rate payable on the Junior Subordinated Debentures was 3.03% at December 31, 2015.

Holders of the Capital Securities receive preferential cumulative cash distributions on each distribution date at the stated distribution rate, unless the Company exercises its right to extend the payment of interest on the Junior Subordinated Debentures for up to twenty quarterly periods, in which case payment of distributions on the respective Capital Securities will be deferred for comparable periods.  During an extended interest period, in accordance with terms as defined in the indenture relating to the Capital Securities, the Company may not pay dividends or distributions on, or repurchase, redeem, or acquire any shares of its capital stock.  The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable, and unconditional guarantee by the Company of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities.  The obligations under such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of the Company.

The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity, or are distributed in liquidation to the Trust.  The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events (“Events”) set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after the stated optional redemption date of November 23, 2009, contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part.  The Junior Subordinated Debentures are redeemable prior to their stated maturity dates at the Company’s option: (i) on or after the stated optional redemption dates, in whole at any time, or in part from time to time; or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval.  The redemption price of the Capital Securities and the related Junior Subordinated Debentures upon early redemption would be at the liquidation amount plus accumulated but unpaid distributions.

9.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank enters into agreements with customers to sell securities owned by the Bank to the customers and repurchase the identical security, generally within one day.  No physical movement of the securities is involved.  The customer is informed the securities are held in safekeeping by the Bank on behalf of the customer.  The Bank had $10.8 million and $13.8 million in securities sold under agreement to repurchase at December 31, 2015 and 2014, respectively.

10.COMPREHENSIVE INCOME (LOSS)

The following tables display the components of other comprehensive income (loss), net of tax:

	Balance at December 31, 2014	Net Change	Balance at December 31, 2015
	(in thousands)
Net unrealized gain (loss) on investment securities	$911	$(436)	$475
Net defined benefit pension plan adjustments	(2,419)	134	(2,285)
Total	$(1,508)	$(302)	$(1,810)

	Balance at December 31, 2013	Net Change	Balance at December 31, 2014
	(in thousands)
Net unrealized gain on investment securities	$191	$720	$911
Net defined benefit pension plan adjustments	(1,454)	(965)	(2,419)
Total	$(1,263)	$(245)	$(1,508)

	Balance at December 31, 2012	Net Change	Balance at December 31, 2013
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,457	$(2,266)	$191
Net defined benefit pension plan adjustments	(2,356)	902	(1,454)
Total	$101	$(1,364)	$(1,263)

	December 31, 2015 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$(719)	$283	$(436)
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-
Net change	(719)	283	(436)

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(12)	19
Amortization of actuarial loss (a)	201	(76)	125
Actuarial gains (losses)	5	(15)	(10)
Net change	237	(103)	134

Other Comprehensive Income (Loss)	$(482)	$180	$(302)

(a)	Included in net periodic pension cost as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

	December 31, 2014 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$1,173	$(453)	$720
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-
Net change	1,173	(453)	720

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(12)	19
Amortization of actuarial loss (a)	105	(41)	64
Actuarial (losses) gains	(1,710)	662	(1,048)
Net change	(1,574)	609	(965)

Other Comprehensive Income (Loss)	$(401)	$156	$(245)

(a)Included in net periodic pension cost as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

	December 31, 2013 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized (loss) gain on investment securities	$(3,697)	$1,431	$(2,266)
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-
Net change	(3,697)	1,431	(2,266)

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	69	(27)	42
Amortization of actuarial loss (a)	177	(69)	108
Actuarial gains (losses)	1,226	(474)	752
Net change	1,472	(570)	902

Other Comprehensive Income (Loss)	$(2,225)	$861	$(1,364)

(a)	Included in net periodic pension cost as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

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

Selected Financial Information for the Pension Plan is as follows:

	12/31/2015	12/31/2014
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$5,437	$4,395
Service cost	-	-
Interest cost	205	206
Assumption change	(61)	976
Actuarial loss	(4)	24
Benefits paid	(193)	(164)
Benefit obligation at the end of the year	5,384	5,437

Change in plan assets:
Fair value of plan assets at the beginning of year	4,201	4,162
Actual return on plan assets	(106)	93
Employer contributions	165	110
Benefits paid	(193)	(164)
Fair value of plan assets at the end of year	4,067	4,201

Funded status	$(1,317)	$(1,236)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(1,317)	$(1,236)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$2,390	$2,112
Prior service cost	-	-
Net amount recognized in equity - pre-tax	$2,390	$2,112

Net amount recognized on Consolidated Balance Sheets in Other Liabilities	$1,073	$876

Accumulated benefit obligation at year end	$5,384	$5,437

Valuations of the Pension Plan as shown above were conducted as of December 31, 2015 and 2014 (i.e. the measurement date).  Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2015	2014	2013
Discount rate for projected benefit obligation	4.17%	3.83%	4.78%
Discount rate for net periodic pension cost	3.83%	4.78%	3.88%
Rate of increase in compensation levels	-%	-%	-%
Expected long-term rate of return of plan assets	7.50%	7.50%	7.50%

The components of net periodic benefit cost consisted of the following:

	2015	2014	2013
	(in thousands)
Service cost	$-	$-	$-
Interest cost	205	206	192
Expected return on plan assets	(308)	(307)	(260)
Net amortization and deferral	71	22	65
Net periodic benefit cost	$(32)	$(79)	$(3)

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic cost in 2016 for amortization of actuarial loss will be $88 thousand.

The expected long-term rate of return on Pension Plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on plan targeted asset allocation.  Equity and fixed income securities were assumed to earn returns in the ranges of 9% to 10% and 5% to 6%, respectively.  When these overall return expectations are applied to the Pension Plan’s targeted allocation, the expected rate of return is determined to be 7.50%, which is within the range of expected return.  The Company’s management will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary.

The weighted average asset allocation of the Pension Plan at December 31, 2015 and 2014, the Pension Plan measurement date, was as follows:

Asset Category:	2015	2014
Equity mutual funds	73.51%	77.80%
Fixed income mutual funds	18.64%	19.30%
Cash/Short-term investments	7.85%	2.90%
	100.00%	100.00%

The investment objective of the fixed-income portfolio is current income consistent with preserving investment principal.  The investment objective of the equity portfolio is long-term capital appreciation.  Equity holdings are diversified among various industries, countries and market capitalizations.  The Plan’s targeted long-term asset allocation under normal market conditions will be approximate 60%-80% in equities and 20%-40% in fixed income securities.  This allocation is consistent with the Company’s goal of diversifying the Pension Plan assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements.

Securities markets were challenging across the globe and across asset classes in 2015. Diversification of the portfolio was of little help in managing the down side during a volatile year with little return to be found outside minor gains in real estate, short term fixed income and domestic large cap equity. These helped to offset losses in small and mid-cap equities, emerging market equities, and a drop in commodity prices driven by a slowing global economy especially outside the US. The portfolio's asset allocation remained very close to last year with a small decrease in equities, slight decrease in fixed income and an increase in cash holdings. Given the continued historically low interest rates and the first increase in Fed Funds after many years of accommodating monetary policy, fixed income assets remain allocated to low duration investments and cash. The Company’s investment manager regularly reviews the Pension Plan’s asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

The Company contributed $165 thousand to the Pension Plan in 2015 and estimates that it will contribute another $140 thousand to the Pension Plan in 2016.

The major categories of assets in the Bank’s Pension Plan as of year-end are presented in the following table.  Assets are segregated according to their investment objective by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19 – Fair Value of Financial Instruments).

	2015	2014
	(in thousands)
Level 1:
Cash	$44	$-
Mutual funds:
Short-term investments:
Money market	275	121
Equities:
Small cap	375	402
Real estate	234	241
International large cap	757	818
Emerging markets	388	480
Currency	177	195
Commodity	35	51
Bonds	394	413
Bank loans	187	202

Exchange -traded funds (ETFs):
Large cap	844	890
Mid cap	357	388
	$4,067	$4,201

The mutual funds and ETFs are actively traded with market quotes available on at least a daily basis.  Therefore, they are Level 1 assets.

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis increased from 3.83% at December 31, 2014 to 4.17% at December 31, 2015 for the Company's Pension Plan.

Expected benefit payments under the Pension Plan over the next ten years at December 31, 2015 are as follows:

(in thousands)
2016	$201
2017	199
2018	208
2019	208
2020	207
Year 2021 - 2025	1,416

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

Selected financial information for the two SERP plans is as follows:

	12/31/2015	12/31/2014
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$4,555	$3,923
Service cost	194	168
Interest cost	146	159
Actuarial (gain) loss	(354)	497
Benefits paid	(192)	(192)
Benefit obligation at the end of the year	4,349	4,555

Change in plan assets:
Fair value of plan assets at the beginning of year	-	-
Actual return on plan assets	-	-
Employer contributions	192	192
Benefits paid	(192)	(192)
Fair value of plan assets at the end of year	-	-

Funded status	$(4,349)	$(4,555)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(4,349)	$(4,555)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$1,117	$1,601
Prior service cost	218	249
Net amount recognized in equity - pre-tax	$1,335	$1,850

Net amount recognized on Consolidated Balance Sheets in Other Liabilities	$(3,014)	$(2,705)

Accumulated benefit obligation at year end	$3,876	$3,944

Valuations of the SERP liability, as shown above, were conducted as of December 31, 2015 and 2014.  Assumptions used by the Bank in both years in the determination of SERP information consisted of the following:

	2015	2014	2013
Discount rate for projected benefit obligation	3.38%	3.30%	4.15%
Discount rate for net periodic pension cost	3.30%	4.15%	3.17%
Salary scale	3.50%	3.50%	3.50%

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis increased from 3.30% at December 31, 2014 to 3.38% at December 31, 2015 (i.e. the measurement date) for the SERP.

The components of net periodic benefit cost consisted of the following:

	2015	2014	2013
	(in thousands)
Service cost	$194	$168	$165
Interest cost	146	159	125
Net amortization and deferral	161	115	180
Settlement charge	-	-	105
Net periodic benefit cost	$501	$442	$575

The settlement charge in 2013 reflects the impact of a lump-sum payout on current net periodic benefit cost, which required immediate recognition of actuarial losses associated with that portion of the obligation in earnings.

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2016 for prior service costs and actuarial loss will be $31 thousand and $136 thousand, respectively.

Expected benefit payments under the SERP over the next ten years at December 31, 2015 are as follows:

(in thousands)
2016	$193
2017	193
2018	193
2019	2,192
2020	193
Year 2021 - 2025	1,495

Other Compensation Plans

The Company also maintains a non-qualified deferred compensation plan for non-employee directors.  Expenses under this plan were approximately $6 thousand in 2015, $9 thousand in 2014, and $12 thousand in 2013.  The estimated present value of the benefit obligation included in other liabilities was $0.1 million at December 31, 2015 and $0.1 million at December 31, 2014.  This obligation is indirectly funded by life insurance contracts naming the Bank as beneficiary.  The increase in cash surrender value is included in other non-interest income on the Consolidated Statements of Income.

The Company has a non-qualified deferred compensation plan whereby directors and certain officers may defer a portion of their base pre-tax compensation.  Additionally, the Company has a non-qualified executive incentive retirement plan, whereby the Company defers on behalf of certain officers a portion of their base compensation until retirement or termination of service, subject to certain vesting arrangements.  Expense under these plans was approximately $105 thousand in 2015, $210 thousand in 2014, and $248 thousand in 2013.  The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $2.2 million and $2.0 million at December 31, 2015 and 2014, respectively.

These benefit plans are indirectly funded by bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $21.0 million and $20.4 million at December 31, 2015 and 2014, respectively.  Increases in cash surrender value are included in other non-interest income on the Company’s Consolidated Statements of Income.  Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries during employment.

The Bank also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements.  The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit.  Effective January 1, 2011, the 401(k) plan implemented a Qualified Automatic Contribution Arrangement (“QACA”).  This arrangement features automatic deferred contributions with annual escalation, a QACA matching contribution, and an additional matching contribution.  In addition, employees are no longer required to complete one year of service prior to receiving matching contributions.  Employees vest in employer contributions over six years.  The Company’s expense under the 401(k) Plan was approximately $751 thousand, $719 thousand, and $629 thousand for the years ended December 31, 2015, 2014, and 2013, respectively.

12.STOCK-BASED COMPENSATION

At December 31, 2015, the Company had two stock-based compensation plans, which are described below.  The Company accounts for the fair value of its grants under these plans in accordance with ASC Topic 718, “Compensation – Stock Compensation”.  The compensation cost charged against income for those plans was $318 thousand, $293 thousand, and $280 thousand for 2015, 2014, and 2013, respectively, and is included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income.  All stock option and restricted stock expense is recorded on a straight-line basis over the expected vesting term.  In addition, expenses for director options and restricted stock was recognized to reflect $106 thousand, $83 thousand, and $72 thousand in 2015, 2014, and 2013, respectively, as part of “Other” expense in the Company’s Consolidated Statements of Income.

2009 Long-Term Equity Incentive Plan

Under the Company’s 2009 Long-Term Equity Incentive Plan (the “2009 Plan”) and, prior to the adoption of the 2009 Plan by shareholders in April 2009, under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan (the “1999 Plan” and together with the 2009 Plan, the “Equity Plans”), the Company has granted options or restricted stock to officers, directors and key employees of the Company and its subsidiaries.  Under the Equity Plans, the Company was authorized to issue up to 629,796 shares of common stock.  Under the Equity Plans, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.  If available, the Company normally issues shares out of its treasury for any options exercised or restricted shares issued.  The options have vesting schedules from 12 months through 5 years.  At December 31, 2015, there were a total of 201,899 shares available for grant under the 2009 Plan.  The Company may no longer make grants under the 1999 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2015	2014	2013
Dividend Yield	2.93%	2.70%	2.72%
Expected Life (years)	6.36	6.36	6.36
Expected Volatility	19.62%	20.76%	20.58%
Risk-free Interest Rate	1.90%	2.11%	1.16%
Weighted Average Fair Value	$3.49	$3.64	$2.48

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

Stock options activity for 2015 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2014	236,692	$16.17
Granted	38,630	24.72
Exercised	(48,849)	16.57
Expired	(2,950)	21.91
Forfeited	(9,228)	21.80
Balance, December 31, 2015	214,295	$17.30	5.95	$1,597

Exercisable, December 31, 2015	141,761	$14.90	4.74	$1,395

Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $168 thousand.  The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2016	$72
2017	54
2018	36
2019	6

Restricted stock award activity for 2015 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	28,508	$19.07
Granted	20,942	24.48
Vested	(12,151)	19.27
Forfeited	(3,609)	22.62
Balance, December 31, 2015	33,690	$21.98

As of December 31, 2015, there was $506 thousand in unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Equity Plans.  The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2016	$213
2017	164
2018	110
2019	19

During fiscal years 2015, 2014, and 2013, the following activity occurred under the Company’s plans:

	2015	2014	2013
	(in thousands)
Total intrinsic value of stock options exercised	$409	$287	$30
Total fair value of restricted stock awards vested	$287	$273	$136

Employee Stock Purchase Plan

The Company also maintains the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”).  As of December 31, 2015, there were 133,150 shares of common stock available to issue to full-time employees of the Company and its subsidiaries, nearly all of whom are eligible to participate.  Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock.  The Company grants options on January 1 and July 1 of each year during the term of the Purchase Plan.  The purchase price of the stock is 85% of the lower of its price on the grant date or the exercise date.  Under the Purchase Plan, the Company issued 10,574,  12,821, and 13,455 shares to employees in 2015, 2014, and 2013, respectively.  Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

	2015	2014	2013
Dividend Yield	3.01%	2.95%	3.00%
Expected Life (years)	0.50	0.50	0.50
Expected Volatility	16.47%	22.41%	14.21%
Risk-free Interest Rate	0.19%	0.08%	0.11%
Weighted Average Fair Value	$6.92	$6.56	$4.80

The compensation cost that has been charged against income for the Purchase Plan was $71 thousand, $89 thousand, and $67 thousand for 2015, 2014, and 2013, respectively.

13.INCOME TAXES

The components of the provision for income taxes were as follows:

	2015	2014	2013
	(in thousands)
Current federal tax expense	$2,784	$2,282	$2,184
Current state tax expense (benefit)	3	(118)	(81)
Total current tax expense	2,787	2,164	2,103

Deferred federal tax expense (benefit)	$435	$(215)	$316
Deferred state tax expense (benefit)	545	(1,245)	(688)
Total deferred tax expense (benefit)	980	(1,460)	(372)

Total income tax provision	$3,767	$704	$1,731

The Company’s provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Tax provision at statutory rate	$3,947	34%	$3,023	34%	$3,257	34%
Change in taxes resulting from:
Tax-exempt income	(617)	(5)	(558)	(6)	(564)	(6)
Historic tax credit	-	-	(996)	(11)	(559)	(6)
State taxes, net of federal benefit	362	3	(899)	(10)	(508)	(5)
Other items, net	75	-	134	1	105	1
Income tax provision	$3,767	32%	$704	8%	$1,731	18%

At December 31, 2015 and 2014 the components of the net deferred tax asset were as follows:

	2015	2014
	(in thousands)
Deferred tax assets:
Pension premiums	$2,148	$2,213
Allowance for loan and lease losses	4,826	4,690
Non accrued interest	-	239
Deferred compensation	956	1,040
Litigation accrual	204	374
Loss on investment in tax credit	452	513
Stock options granted	134	129
Net operating loss carryforward	62	88
Historic tax credit carryforward	980	1,196
Leases	156	156
Gross deferred tax assets	$9,918	$10,638

Deferred tax liabilities:
Depreciation and amortization	$1,806	$1,398
Prepaid expenses	459	438
Net unrealized gains on securities	291	569
Acquisition-related adjustments	-	24
Mortgage servicing asset	212	198
Other	-	29
Gross deferred tax liabilities	$2,768	$2,656

Valuation allowance	(293)	(321)
Net deferred tax asset	$6,857	$7,661

The net deferred tax asset at December 31, 2015 and 2014 is included in “other assets” in the Company’s consolidated balance sheets.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2015, except for a valuation allowance of $293 thousand on the net deferred tax asset for an investment in a historic tax credit of $452 thousand.  In assessing the need for a valuation allowance for the deferred tax assets for the investments in the historic tax credit investments, the Bank considered all positive and negative evidence in assessing whether the weight of available evidence supports the recognition of some or all of the deferred tax assets related to these investments.

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

The state historic tax credit carryforward has an indefinite life with no expiration date in which to utilize the credit.

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2015, 2014, and 2013 is as follows:

	2015	2014	2013
	(in thousands)
Balance at beginning of year	$-	$-	$21
Reclassification from deferred taxes for tax position taken
during a period	-	-	-
Increases related to tax positions taken during a prior period	-	-	-
Decrease due to the resolution of a prior year tax matter	-	-	(21)
Decreases related to settlements with taxing authorities	-	-	-
Balance at end of year	$-	$-	$-

The entire balance of unrecognized tax benefits was accrued in Other Liabilities on the Company’s Consolidated Balance Sheet.  There were no accrued penalties and interest at December 31, 2015, 2014 and 2013.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service (“IRS”) and various state taxing authorities.  During 2012, New York State (“NYS”) concluded an audit of ENL covering the years 2008-2010.  During 2010, the Company concluded a NYS audit covering the years 2005-2007 and an IRS audit covering the years 2006-2008.  These audits concluded with no material adverse findings.  The tax years 2011-2013 for NYS and 2011-2013 for the IRS remain subject to examination.  In addition, ENL is no longer subject to state income tax examinations by the majority of state tax authorities for all years before 2010.

14.OTHER LIABILITIES

Other liabilities at December 31 were as follows:

	2015	2014
	(in thousands)
Retirement compensation liabilities	$7,986	$8,316
Accounts payable	2,803	2,995
Historic tax credit investment	911	2,014
Litigation accrual	538	1,000
Interest payable	160	232
Other	320	21
Total other liabilities	$12,718	$14,578

15.RELATED PARTY TRANSACTIONS

The Bank has entered into loan transactions with certain directors, significant shareholders and their affiliates (related parties) in the ordinary course of its business.  The aggregate outstanding principal balance of loans to such related parties on December 31, 2015 and 2014 was $4.3 million and $3.8 million, respectively.  During 2015, there were $6.5 million of advances and new loans to such related parties, and repayments amounted to $5.9 million.  Terms of these loans have prevailing market pricing that would be offered to a similar customer base.  Deposits from related parties were $4.0 million and $1.9 million as of December 31, 2015 and 2014, respectively.

16.CONTINGENT LIABILITIES AND COMMITMENTS

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk.  These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.  A summary of the Bank’s commitments and contingent liabilities at December 31, 2015 and 2014 is as follows:

	December 31,	December 31,
	2015	2014
	(in thousands)

Commitments to extend credit	$206,346	$212,193
Standby letters of credit	3,794	2,430
Total	$210,140	$214,623

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

The Company has entered into contracts with third parties, some of which include indemnification clauses.  Examples of such contracts include contracts with third-party service providers, brokers and dealers, correspondent banks, and purchasers of residential mortgages.  Additionally, the Company has bylaws, policies, and agreements under which it agrees to indemnify its officers and directors from liability for certain events or occurrences while the directors or officers are, or were, serving at the Company’s request in such capacities.  The Company indemnifies its officers and directors to the fullest extent allowed by law.  The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited, but would be affected by all relevant defenses to such claims, as well as directors’ and officers’ liability insurance maintained by the Company.  Due to the nature of these indemnification provisions, it is not possible to quantify the aggregate exposure to the Company resulting from them.

The Company leases certain offices, land and equipment under long-term operating leases.  The aggregate minimum annual rental commitments under these leases total approximately $632 thousand in 2016; $639 thousand in 2017; $658 thousand in 2018; $640 thousand in 2019; $595 thousand in 2020, and $3.6 million thereafter.  The rental expense under operating leases contained in the Company’s Consolidated Statements of Income included $645 thousand, $644 thousand, and $684 thousand, in 2015, 2014, and 2013, respectively.

17.CONCENTRATIONS OF CREDIT

All of the Bank’s loans, commitments, and standby letters of credit have been granted to customers in the Bank’s primary market area, which is Western New York.  Investments in state and municipal securities also involve governmental entities within the Bank’s primary market area.  The concentrations of credit by type of loan are set forth in Note 3 to these Consolidated Financial Statements, "Loans and the Allowance for Loan Losses."  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers.  The Bank, as a matter of policy, does not extend credit to any single borrower or group in excess of 15% of capital.

18.SEGMENT INFORMATION

The Company is comprised of two primary business segments: banking activities and insurance agency activities.  The operating segments are separately managed and their performance is evaluated based on net income.  The banking business segment includes both commercial and consumer banking services, including a wide array of lending and depository services.  The insurance agency segment includes the activities of selling various premium-based insurance policies on a commission basis, including business and personal insurance, surety bonds, risk management, life, disability and long-term care coverage, as well as providing claims adjusting services to various insurance companies and offering non-deposit investment products, such as annuities and mutual funds.  All sources of segment specific revenues and expenses contributed to management’s definition of net income.  Revenues from transactions between the two segments are not significant.  The accounting policies of the segments are the same as those described in Note 1 of these “Notes to Consolidated Financial Statements.”

The following tables set forth information regarding these segments for the years ended December 31, 2015, 2014, and 2013.

	2015
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$31,921	$(117)	$31,804
Provision for loan losses	1,216	-	1,216
Net interest income (expense) after
provision for loan losses	30,705	(117)	30,588
Non-interest income	6,526	-	6,526
Insurance service and fees	672	6,522	7,194
Amortization expense	-	-	-
Non-interest expense	28,103	4,595	32,698
Income before income taxes	9,800	1,810	11,610
Income tax provision	3,071	696	3,767
Net income	$6,729	$1,114	$7,843

	2014
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$31,214	$(115)	$31,099
Provision for loan losses	1,229	-	1,229
Net interest income (expense) after
provision for loan losses	29,985	(115)	29,870
Non-interest income	3,142	-	3,142
Insurance service and fees	591	6,540	7,131
Amortization expense	-	108	108
Non-interest expense	26,875	4,269	31,144
Income before income taxes	6,843	2,048	8,891
Income tax provision	(85)	789	704
Net income	$6,928	$1,259	$8,187

	2013
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$28,463	$(116)	$28,347
Provision for loan losses	1,540	-	1,540
Net interest income (expense) after
provision for loan losses	26,923	(116)	26,807
Non-interest income	4,950	-	4,950
Insurance service and fees	518	6,693	7,211
Amortization expense	-	221	221
Non-interest expense	24,792	4,367	29,159
Income before income taxes	7,599	1,989	9,588
Income tax provision	1,022	709	1,731
Net income	$6,577	$1,280	$7,857

	December 31,	December 31,
	2015	2014
	(in thousands)
Identifiable Assets, Net
Banking activities	$929,998	$837,928
Insurance agency activities	9,109	8,881
Consolidated Total Assets	$939,107	$846,809

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at December 31, 2015 and 2014:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2015
Securities available-for-sale:
U.S. government agencies	$-	$21,846	$-	$21,846
States and political subdivisions	-	37,683	-	37,683
Mortgage-backed securities	-	37,612	-	37,612
Mortgage servicing rights	-	-	557	557

December 31, 2014
Securities available-for-sale:
U.S. government agencies	$-	$26,717	$-	$26,717
States and political subdivisions	-	31,060	-	31,060
Mortgage-backed securities	-	37,756	-	37,756
Mortgage servicing rights	-	-	518	518

Securities available for sale

Fair values for available for sale securities are determined using independent pricing services and market-participating brokers.  The Company utilizes a third-party for these pricing services.  The third-party utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flow and, when available, loan performance data.  Because many fixed income securities do not trade on a daily basis, the third-party service provider’s evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, our third-party pricing service provider uses model processes, such as the Option Adjusted Spread model, to assess interest rate impact and develop prepayment scenarios.  The models and the process take into account market convention.  For each asset class, a team of evaluators gathers information from market sources and integrates relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models.  The third-party, at times, may determine that it does not have sufficient verifiable information to value a particular security.  In these cases the Company will utilize valuations from another pricing service.

Management believes that it has a sufficient understanding of the third-party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third-party pricing service provider regarding the data used to value a particular security.  If the Company determines it has market information that would support a different valuation than our third-party service provider’s evaluation it can submit a challenge for a change to that security’s valuation.  There were no material differences in valuations noted in 2015 or 2014.

Securities available for sale are classified as Level 2 in the fair value hierarchy as the valuation provided by the third-party provider uses observable market data.

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) do not trade in an active, open market with readily observable prices. Accordingly, the Company obtains the fair value of the MSRs using a third-party pricing provider. The provider determines the fair value by discounting projected net servicing cash flows of the remaining servicing portfolio.  The valuation model used by the provider considers market loan prepayment predictions and other economic factors.  The fair value of MSRs is mostly affected by changes in mortgage interest rates since rate changes cause the loan prepayment acceleration factors to increase or decrease.  All assumptions are market driven.  Management has a sufficient understanding of the third-party service’s valuation models, assumptions and inputs used in determining the fair value of MSRs to enable management to maintain an appropriate system of internal control.  Mortgage servicing rights are classified within Level 3 of the fair value hierarchy as the valuation is model driven and primarily based on unobservable inputs.

The following table summarizes the changes in fair value for items measured at fair value (Level 3) on a recurring basis using significant unobservable inputs during the year ended December 31, 2015:

(in thousands)	2015	2014	2013
Mortgage servicing rights - January 1	$518	$509	$467
Gains (losses) included in earnings	(93)	(134)	34
Additions from loan sales	132	143	8
Mortgage servicing rights - December 31	$557	$518	$509

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	12/31/2015	12/31/2014
Servicing fees	0.25%	0.25%
Discount rate	9.52%	9.52%
Prepayment rate (CPR)	8.55%	9.28%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at December 31, 2015 and 2014:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2015
Impaired loans	$-	-	17,758	$17,758

December 31, 2014
Impaired loans	$-	-	13,716	$13,716

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan, and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale, unless the commercial loan is impaired due to a troubled debt restructure and is now performing.  For consumer loans, the Company obtains appraisals when a loan becomes 60 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 60 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $19.5 million, with a valuation allowance of $1.7 million, at December 31, 2015, compared to a gross value for impaired loans of $15.0 million, with a valuation allowance of $1.3 million, at December 31, 2014.

At December 31, 2015 and 2014, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$22,621	$22,621	$10,898	$10,898
Level 2:
Available for sale securities	97,141	97,141	95,533	95,533
FHLB and FRB stock	2,783	2,783	2,925	2,925
Level 3:
Held to maturity securities	1,617	1,584	1,599	1,574
Loans, net	761,101	772,472	683,131	685,148
Mortgage servicing rights	557	557	518	518

Financial liabilities:
Level 1:
Demand deposits	$183,098	$183,098	$158,631	$158,631
NOW deposits	83,674	83,674	72,670	72,670
Regular savings deposits	439,993	439,993	363,542	363,542
Commitments to extend credit	150	150	245	245
Securities sold under agreement to
repurchase	10,821	10,821	13,778	13,778
Level 2:
Other borrowed funds	10,000	9,874	13,700	13,700
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	96,217	96,975	112,792	113,854

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

FHLB and FRB stock

The carrying value of FHLB and FRB stock approximates fair value.

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

Borrowed Funds and Securities Sold Under Agreement to Repurchase

The fair value of securities sold under agreement to repurchase approximates its carrying value.  The fair value of other borrowed funds was estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Junior Subordinated Debentures

There is no active market for the Company’s debentures.  The fair value of the junior subordinated debentures is determined using an expected present value technique.  The fair value of adjustable-rate debentures approximates their face amount.

Commitments to extend credit and standby letters of credit

As described in Note 16 - “Contingent Liabilities and Commitments” to these Consolidated Financial Statements, the Company was a party to financial instruments with off-balance sheet risk at December 31, 2015 and December 31, 2014.  Such financial instruments consist of commitments to extend permanent financing and letters of credit.  If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company.  If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee.  The fees collected for these commitments are recorded as “unearned commitment fees” in Other Liabilities.  The carrying value approximates the fair value.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table that follows) of Common Equity Tier I, total, and Tier I capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations).  Management believes that as of December 31, 2015 and 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from their regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company and the Bank must maintain minimum Common Equity Tier I, total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Company’s or Bank’s category rating.

The Company’s and the Bank’s actual capital amounts and ratios were as follows:

	December 31, 2015
	(in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier I
(to Risk Weighted Assets)	$96,100	11.8%	$93,688	11.5%	$36,598	4.5%	$52,864	6.5%

Total Risk-Based Capital
(to Risk Weighted Assets)	$106,307	13.1%	$103,886	12.8%	$65,062	8.0%	$81,328	10.0%

Tier I Capital
(to Risk Weighted Assets)	$96,100	11.8%	$93,688	11.5%	$48,797	6.0%	$65,062	8.0%

Tier I Capital
(to Average Assets)	$96,100	10.5%	$93,688	10.2%	$36,801	4.0%	$46,001	5.0%

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

21.PARENT COMPANY ONLY FINANCIAL INFORMATION

Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash	$1,030	$3,258
Other assets	1,411	1,144
Investment in subsidiaries	103,309	95,689
Total assets	$105,750	$100,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Junior subordinated debentures	$11,330	$11,330
Other liabilities	3,164	2,973
Total liabilities	14,494	14,303

STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	$91,256	$85,788
Total liabilities and stockholders’ equity	$105,750	$100,091

CONDENSED STATEMENTS OF INCOME

	December 31,
	2015	2014	2013
	(in thousands)
Dividends from subsidiaries	$2,000	$7,000	$2,614
Expenses	(1,387)	(1,363)	(1,364)

Income before equity in undistributed
earnings of subsidiaries	613	5,637	1,250

Equity in undistributed earnings of subsidiaries	7,230	2,550	6,607

Net income	7,843	8,187	7,857

Other comprehensive income	-	-	-

Comprehensive income	$7,843	$8,187	$7,857

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2015	2014	2013
	(in thousands)
Operating Activities:
Net income	$7,843	$8,187	$7,857
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed earnings of subsidiaries	(7,230)	(2,550)	(6,607)
Changes in assets and liabilities affecting cash flow:
Other assets	(267)	(89)	(187)
Other liabilities	191	1,563	(23)
Net cash provided by operating activities	537	7,111	1,040

Investing Activities:
Investment in subsidiaries	-	-	-
Net cash used in investing activities	-	-	-

Financing Activities:
Proceeds from issuance of common stock	-	-	-
Cash dividends paid	(2,765)	(2,471)	(1,077)
Purchase of Treasury stock	-	(1,436)	-
Net cash used in financing activities	(2,765)	(3,907)	(1,077)

Net increase (decrease) in cash	(2,228)	3,204	(37)

Cash beginning of year	3,258	54	91

Cash ending of year	$1,030	$3,258	$54

22.SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except for per share data)
2015
Interest Income	$9,437	$9,099	$8,636	$8,456
Interest Expense	1,001	960	988	875
Net Interest Income	$8,436	$8,139	$7,648	$7,581
Net Income	$1,754	$2,509	$1,675	$1,905
Earnings per share basic	0.41	0.59	0.40	0.45
Earnings per share diluted	0.41	0.58	0.39	0.44

2014
Interest Income	$9,327	$8,576	$8,592	$8,219
Interest Expense	887	899	910	921
Net Interest Income	$8,440	$7,677	$7,682	$7,298
Net Income	$2,306	$2,290	$1,579	$2,012
Earnings per share basic	0.55	0.55	0.38	0.48
Earnings per share diluted	0.54	0.54	0.37	0.47

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 (the end of the period covered by this Annual Report on Form 10-K).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective.

(b)

Management's Annual Report on Internal Control Over Financial Reporting.  Management's Annual Report on Internal Control Over Financial Reporting appears at "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(c)

Attestation Report of the Independent Registered Public Accounting Firm.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in the "Report of Independent Registered Public Accounting Firm" in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(d)

Changes in Internal Control Over Financial Reporting.  No changes in the Company's internal control over financial reporting were identified in the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.OTHER INFORMATION

NONE

PART III

Item 10.DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the material under the captions "Information Regarding Directors, Director Nominees and Executive Officers,” "Section 16(a) Beneficial Ownership Reporting Compliance,"  “Corporate Governance,” and "Board of Director Committees" in the Company's definitive proxy statement relating to its 2016 annual meeting of shareholders to be held on April 28, 2016 (the "Proxy Statement").

Item 11.EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to the material under the captions "Director Compensation," “Executive Compensation," “Corporate Governance,” "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement.

The material incorporated herein by reference to the material under the caption, "Compensation Committee Report" in the Proxy Statement is deemed “furnished” in this Annual Report on Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

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

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information called for by this item is incorporated herein by reference to the material under the captions "Corporate Governance" and "Transactions with Related Persons" in the Proxy Statement.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference to the material under the caption "Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report on Form 10-K:

1.Financial statements:  The following audited consolidated financial statements and notes thereto and the material under the caption "Report of Independent Registered Public Accounting Firm" on pages 57 and 58 in Part II, Item 8 of this Annual Report on Form 10-K are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (internal control over financial reporting)

Report of Independent Registered Public Accounting Firm (consolidated financial statements)

Consolidated Balance Sheets - December 31, 2015 and 2014

Consolidated Statements of Income - Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows - Years Ended December 31, 2015, 2014 and 2013

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
David J. Nasca
President and Chief Executive Officer
Date: March 3, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, David J. Nasca and John B.  Connerton and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him, and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Nasca	President and Chief Executive Officer/ Director (Principal Executive Officer)	March 3, 2016
David J. Nasca

/s/ John B. Connerton	Treasurer (Principal Financial Officer)	March 3, 2016
John B. Connerton

/s/ Nicholas J. Snyder	Principal Accounting Officer	March 3, 2016
Nicholas J. Snyder

/s/ John R. O'Brien	Chairman of the Board / Director	March 3, 2016
John R. O'Brien

/s/ Lee C. Wortham	Vice Chairman of the Board / Director	March 3, 2016
Lee C. Wortham

/s/ James E. Biddle, Jr.	Director	March 3, 2016
James E. Biddle, Jr.

/s/ Marsha S. Henderson	Director	March 3, 2016
Marsha S. Henderson

/s/ Robert G. Miller, Jr.	Director	March 3, 2016
Robert G. Miller, Jr.

/s/ David R. Pfalzgraf, Jr.	Director	March 3, 2016
David R. Pfalzgraf, Jr.

/s/ Michael J. Rogers	Director	March 3, 2016
Michael J. Rogers

/s/ Nora B. Sullivan	Director	March 3, 2016
Nora B. Sullivan

/s/ Thomas H. Waring, Jr.	Director	March 3, 2016
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

3.2	Amended and Restated Bylaws of the Company, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 26, 2015).
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
10.4*

Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 38, 2004).

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
10.9*

Evans National Bank Deferred Compensation Plan for Officers and Directors (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 38, 2004).

10.10*

Form of Deferred Compensation Participatory Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.11*

Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed on March 38, 2004).

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

10.14*

Evans National Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 38, 2004).

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

10.21*	Agreement and Release by and among the Company, the Bank and Gary A. Kajtoch, dated as of November 5, 2015 (filed herewith)
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

10.29*	Evans Bancorp, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 23, 2012).
10.30*	Evans Bancorp, Inc. Change in Control Agreement (filed herewith)

10.31*	Evans Bank, N.A. 2010 Amended and Restated Executive Incentive Retirement Plan on September 24, 2010 and effective October 1, 2010 (filed herewith)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed on March 9, 2015).
23.1	Independent Registered Public Accounting Firm’s Consent from KPMG LLP (filed herewith).
24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
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

101

The following materials from Evans Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets – December 31, 2015 and 2014; (ii) Consolidated Statements of Income – years ended December 31, 2015, 2014, and 2013; (iii) Consolidated Statements of Stockholder’s Equity – years ended December 31, 2015, 2014, and 2013; (iv) Consolidated Statements of Cash Flows – years ended December 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

*  Indicates a management contract or compensatory plan or arrangement.