Form 10-K/A
EVANS BANCORP INC
filed 2016-03-23
CIK 842518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller reporting company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

On June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $97.2 million, based upon the closing sale price of a share of the registrant’s common stock on the NYSE MKT LLC.

As of February 26, 2016, 4,261,126 shares of the registrant’s common stock were outstanding.

Explanatory Note

Evans Bancorp, Inc. (the “Registrant”) is filing this Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2015 (“Amendment No. 1”) solely to amend the cover page of the original Form 10-K as filed with the Securities and Exchange Commission on March 3, 2016 (the “Original Form 10-K”), to indicate that the aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2015 was approximately $97.2 million, and to indicate that, based on such calculation, the Registrant is an “accelerated filer” as defined in Rule12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with 12b-15 under the Exchange Act, this Amendment No. 1 also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment No.1 does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Amendment does not reflect events occurring after the date of the filing of the Original Form 10-K, nor does it amend, modify or otherwise update any other information in the Original Form 10-K. This Amendment No. 1 should be read in conjunction with the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized:

EVANS BANCORP, INC.

By:	/s/ David J. Nasca
David J. Nasca
President and Chief Executive Officer
Date: March 22, 2016

EXHIBIT INDEX

ncorporated
Exhibit No.	Exhibit Description
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).