Form 10-Q
period 2016-03-31
EVANS BANCORP INC
filed 2016-05-02
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    March 31, 2016

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to ______

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

Large accelerated filer ☐Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.50 par value 4,284,566 shares as of May 2, 2016

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2016 AND DECEMBER 31, 2015
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$11,287	$11,813
Interest-bearing deposits at banks	22,105	10,808
Securities:
Available for sale, at fair value (amortized cost: $112,874 at March 31, 2016;	114,687	97,141
$96,374 at December 31, 2015)
Held to maturity, at amortized cost (fair value: $1,595 at March 31, 2016;	1,607	1,617
$1,584 at December 31, 2015)
Federal Home Loan Bank common stock, at cost	1,296	1,296
Federal Reserve Bank common stock, at cost	1,492	1,487
Loans, net of allowance for loan losses of $13,119 at March 31, 2016
and $12,883 at December 31, 2015	783,654	761,101
Properties and equipment, net of accumulated depreciation of $16,072 at March 31, 2016
and $15,799 at December 31, 2015	11,078	11,051
Goodwill	8,101	8,101
Bank-owned life insurance	21,114	20,978
Other assets	13,494	13,714

TOTAL ASSETS	$989,915	$939,107

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$174,276	$183,098
NOW	95,622	83,674
Regular savings	463,672	439,993
Time	115,479	96,217
Total deposits	849,049	802,982

Securities sold under agreement to repurchase	12,894	10,821
Other borrowings	10,000	10,000
Other liabilities	14,482	12,718
Junior subordinated debentures	11,330	11,330
Total liabilities	897,755	847,851

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,279,296 and 4,260,203 shares issued at March 31, 2016 and December 31, 2015, respectively, and 4,279,210 and 4,257,179 outstanding at March 31, 2016
and December 31, 2015, respectively	2,142	2,132
Capital surplus	43,435	43,318
Treasury stock, at cost, 86 and 3,024 shares at March 31, 2016 and	-	-
December 31, 2015, respectively
Retained earnings	47,704	47,616
Accumulated other comprehensive loss, net of tax	(1,121)	(1,810)
Total stockholders' equity	92,160	91,256

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$989,915	$939,107

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(in thousands, except share and per share amounts)
	Three Months Ended March 31,
	2016	2015
INTEREST INCOME
Loans	$8,730	$7,813
Interest bearing deposits at banks	11	1
Securities:
Taxable	377	405
Non-taxable	238	237
Total interest income	9,356	8,456
INTEREST EXPENSE
Deposits	959	781
Other borrowings	50	15
Junior subordinated debentures	87	79
Total interest expense	1,096	875
NET INTEREST INCOME	8,260	7,581
PROVISION FOR LOAN LOSSES	208	201
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,052	7,380
NON-INTEREST INCOME
Bank charges	443	409
Insurance service and fees	1,748	1,829
Gain on loans sold	15	22
Bank-owned life insurance	136	137
Interchange fee income	318	294
Other	334	375
Total non-interest income	2,994	3,066
NON-INTEREST EXPENSE
Salaries and employee benefits	5,514	4,794
Occupancy	699	695
Repairs and maintenance	176	173
Advertising and public relations	285	211
Professional services	580	511
Technology and communications	422	259
Litigation expense	(100)	-
FDIC insurance	159	147
Other	793	722
Total non-interest expense	8,528	7,512
INCOME BEFORE INCOME TAXES	2,518	2,934
INCOME TAX PROVISION	804	1,029
NET INCOME	$1,714	$1,905

Net income per common share-basic	$0.40	$0.45
Net income per common share-diluted	$0.40	$0.44
Cash dividends per common share	$0.38	$0.36
Weighted average number of common shares outstanding	4,263,109	4,213,509
Weighted average number of diluted shares outstanding	4,328,034	4,291,676

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(in thousands, except share and per share amounts)
	Three Months Ended March 31,
	2016		2015

NET INCOME		$1,714		$1,905

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain on available-for-sale securities:
Unrealized gain on available-for-sale securities	649		331
Less: Reclassification of gain on sale of securities	-		-
		649		331

Defined benefit pension plans:
Amortization of prior service cost	5		5
Amortization of actuarial assumptions	35		24
Total		40		29

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX		689		360

COMPREHENSIVE INCOME		$2,403		$2,265

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2014	$2,123	$43,102	$42,822	$(1,508)	$(751)	$85,788
Net Income			1,905			1,905
Other comprehensive income				360		360
Cash dividends ($0.36 per common share)			(1,517)			(1,517)
Stock options and restricted stock expense		117				117
Excess tax benefit from stock-based compensation		14				14
Repurchased 1,397 shares in Treasury stock					(34)	(34)
Reissued 20,942 restricted shares		(503)			503	-
Reissued 4,872 shares through stock option exercise		(48)			116	68
Balance, March 31, 2015	$2,123	$42,682	$43,210	$(1,148)	$(166)	$86,701

Balance, December 31, 2015	$2,132	$43,318	$47,616	$(1,810)	$-	$91,256
Net Income			1,714			1,714
Other comprehensive income				689		689
Cash dividends ($0.38 per common share)			(1,626)			(1,626)
Stock options and restricted stock expense		118				118
Excess tax benefit from stock-based compensation		9				9
Issued 19,093 restricted shares	10	(10)				-
Reissued 2,938 restricted shares, net of forfeitures						-
Balance, March 31, 2016	$2,142	$43,435	$47,704	$(1,121)	$-	$92,160

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(in thousands)
	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Interest received	$9,090	$8,256
Fees received	2,839	2,779
Interest paid	(1,068)	(896)
Cash paid to employees and vendors	(8,353)	(7,804)
Income taxes paid	(9)	(1)
Proceeds from sale of loans held for resale	880	2,658
Originations of loans held for resale	(335)	(4,995)

Net cash provided by (used in) operating activities	3,044	(3)

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(20,471)	(4,244)
Proceeds from maturities, calls, and payments	3,883	2,451
Held to maturity securities:
Proceeds from maturities, calls, and payments	11	11
Additions to properties and equipment	(300)	(111)
Purchase of tax credit investment	(359)	(667)
Net increase in loans	(23,176)	(3,595)

Net cash used in investing activities	(40,412)	(6,155)

FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings, net	2,072	(16,803)
Net increase in deposits	46,067	72,723
Repurchase of treasury stock	-	(34)
Reissuance of treasury stock	-	68

Net cash provided by financing activities	48,139	55,954

Net increase in cash and cash equivalents	10,771	49,796

CASH AND CASH EQUIVALENTS:
Beginning of period	22,621	10,898

End of period	$33,392	$60,694

(continued)

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(in thousands)
	Three Months Ended March 31,
	2016	2015

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income	$1,714	$1,905

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	359	356
Deferred tax expense	36	42
Provision for loan losses	208	201
Gain on loans sold	(15)	(22)
Stock options and restricted stock expense	118	117
Proceeds from sale of loans held for resale	880	2,658
Originations of loans held for resale	(335)	(4,995)
Changes in assets and liabilities affecting cash flow:
Other assets	561	327
Other liabilities	(482)	(592)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,044	$(3)

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIODS ENDED MARCH  31, 2016 AND 2015

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

The results of operations for the three and three month periods ended March  31, 2016 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

2. SECURITIES

The amortized cost of securities and their approximate fair value at March  31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$24,835	$387	$(15)	$25,207
States and political subdivisions	36,659	1,046	(23)	37,682
Total debt securities	$61,494	$1,433	$(38)	$62,889

Mortgage-backed securities:
FNMA	$18,427	$276	$(26)	$18,677
FHLMC	4,393	96	(32)	4,457
GNMA	11,044	120	(30)	11,134
CMO	17,516	116	(102)	17,530
Total mortgage-backed securities	$51,380	$608	$(190)	$51,798

Total securities designated as available for sale	$112,874	$2,041	$(228)	$114,687

Held to Maturity:
Debt securities
States and political subdivisions	$1,607	$12	$(24)	$1,595

Total securities designated as held to maturity	$1,607	$12	$(24)	$1,595

	December 31, 2015
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$21,914	$166	$(234)	$21,846
States and political subdivisions	36,838	874	(29)	37,683
Total debt securities	$58,752	$1,040	$(263)	$59,529

Mortgage-backed securities:
FNMA	$12,312	$168	$(25)	$12,455
FHLMC	4,629	61	(56)	4,634
GNMA	7,047	82	(61)	7,068
CMO	13,634	24	(203)	13,455
Total mortgage-backed securities	$37,622	$335	$(345)	$37,612

Total securities designated as available for sale	$96,374	$1,375	$(608)	$97,141

Held to Maturity:
Debt securities
States and political subdivisions	$1,617	$6	$(39)	$1,584

Total securities designated as held to maturity	$1,617	$6	$(39)	$1,584

Available for sale securities with a total fair value of $98.4 million and $86.0 million at March  31, 2016 and December 31, 2015, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY.  The Company had $10.0 million in borrowed funds at FHLBNY at each of March 31, 2016 and December 31, 2015.  The Company has placed sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meet FHLB collateral requirements.  As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY.  The Bank held $1.3 million in FHLBNY stock at each of March  31, 2016 and December 31, 2015 at cost.  The Company regularly evaluates investments in FHLBNY for impairment, considering liquidity, operating performance, capital position, stock repurchase and dividend history.  As of March 31, 2016, the Bank’s investment in FHLBNY stock was not impaired.

The Bank, as a member of the Federal Reserve Bank (“FRB”) system, is currently required to purchase and hold shares of capital stock in the FRB in an amount equal to 6% of its capital and surplus. The Bank’s investment in FRB capital stock totaled $1.5 million at each of March 31, 2016 and December 31, 2015, at cost.   Based on the current capital adequacy and liquidity position of the FRB, management believes there is no impairment in the Company’s investment at March 31, 2016 and the cost of the investment approximates fair value.

The scheduled maturities of debt and mortgage-backed securities at March  31, 2016 and December 31, 2015 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	March 31, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$4,377	$4,428	$4,082	$4,142
Due after one year through five years	29,114	29,716	29,113	29,448
Due after five years through ten years	21,802	22,341	19,356	19,615
Due after ten years	6,201	6,404	6,201	6,324
	61,494	62,889	58,752	59,529

Mortgage-backed securities
available for sale	51,380	51,798	37,622	37,612

Total available for sale securities	$112,874	$114,687	$96,374	$97,141

Debt securities held to maturity:

Due in one year or less	$315	$314	$309	$308
Due after one year through five years	358	352	374	365
Due after five years through ten years	828	827	828	815
Due after ten years	106	102	106	96
	1,607	1,595	1,617	1,584

Total held to maturity securities	$1,607	$1,595	$1,617	$1,584

Information regarding unrealized losses within the Company’s available for sale securities at March  31, 2016 and December 31, 2015 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	March 31, 2016

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$-	$-	$1,985	$(15)	$1,985	$(15)
States and political subdivisions	1,196	(1)	1,115	(22)	2,311	(23)
Total debt securities	$1,196	$(1)	$3,100	$(37)	$4,296	$(38)

Mortgage-backed securities:
FNMA	$6,581	$(26)	$-	$-	$6,581	$(26)
FHLMC	-	-	1,216	(32)	1,216	(32)
GNMA	4,427	(22)	1,614	(8)	6,041	(30)
CMO'S	5,984	(81)	3,637	(21)	9,621	(102)
Total mortgage-backed securities	$16,992	$(129)	$6,467	$(61)	$23,459	$(190)

Held To Maturity:
Debt securities:
States and political subdivisions	$630	$(7)	$426	$(17)	$1,056	$(24)

Total temporarily impaired
securities	$18,818	$(137)	$9,993	$(115)	$28,811	$(252)

	December 31, 2015

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$4,531	$(89)	$5,855	$(145)	$10,386	$(234)
States and political subdivisions	3,133	(6)	1,117	(23)	4,250	(29)
Total debt securities	$7,664	$(95)	$6,972	$(168)	$14,636	$(263)

Mortgage-backed securities:
FNMA	$3,856	$(25)	$-	$-	$3,856	$(25)
FHLMC	-	-	1,234	(56)	1,234	(56)
GNMA	3,480	(55)	471	(6)	3,951	(61)
CMO'S	6,677	(89)	3,661	(114)	10,338	(203)
Total mortgage-backed securities	$14,013	$(169)	$5,366	$(176)	$19,379	$(345)

Held To Maturity:
Debt securities:
States and political subdivisions	$626	$(11)	$495	$(28)	$1,121	$(39)

Total temporarily impaired
securities	$22,303	$(275)	$12,833	$(372)	$35,136	$(647)

Management has assessed the securities available for sale in an unrealized loss position at March  31, 2016 and December 31, 2015 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company had not recorded any other-than-temporary impairment (“OTTI”) charges as of March  31, 2016 and did not record any OTTI charges during 2015.  Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.

3.  FAIR VALUE MEASUREMENTS

The Company follows the provisions of ASC Topic 820, “Fair Value Measurements.”  Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. ASC Topic 820 defines fair value and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis March  31, 2016 and December 31, 2015:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2016
Securities available-for-sale:
U.S. government agencies	$-	$25,207	$-	$25,207
States and political subdivisions	-	37,682	-	37,682
Mortgage-backed securities	-	51,798	-	51,798
Mortgage servicing rights	-	-	496	496

December 31, 2015
Securities available-for-sale:
U.S. government agencies	$-	$21,846	$-	$21,846
States and political subdivisions	-	37,683	-	37,683
Mortgage-backed securities	-	37,612	-	37,612
Mortgage servicing rights	-	-	557	557

Securities available for sale

Fair values for securities are determined using independent pricing services and market-participating brokers.  The Company’s independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flow and, when available, loan performance data.  Because many fixed income securities do not trade on a daily basis, the evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, model processes, such as the Option Adjusted Spread model, are used to assess interest rate impact and develop prepayment scenarios.  The models and the process take into account market convention.  For each asset class, a team of evaluators gathers information from market sources and integrates relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models.  The company’s service provider may occasionally determine that it does not have sufficient verifiable information to value a particular security.  In these cases the Company will utilize valuations from another pricing service.

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis, the Company reviews changes in the market value of its security portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis, the Company has its entire security portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, during the Company’s review or when comparing with another servicer, a material difference between pricing evaluations were to exist, the Company would submit an inquiry to the service provider regarding the data used to value a particular security.  If the Company determines it has market information that would support a different valuation than the initial evaluation it can submit a challenge for a change to that security’s valuation.  There were no material differences in valuations noted in the first quarter of 2016 or during fiscal year 2015.

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three month periods ended March  31, 2016 and 2015, respectively:

	Three months ended March 31,
(in thousands)	2016	2015
Mortgage servicing rights - January 1	$557	$518
Gains (losses) included in earnings	(69)	(45)
Additions from loan sales	8	24
Mortgage servicing rights - March 31	$496	$497

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	March 31, 2016	December 31, 2015
Servicing fees	0.25%	0.25%
Discount rate	9.52%	9.52%
Prepayment rate (CPR)	9.93%	8.55%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2016
Impaired loans	$-	-	17,849	$17,849

December 31, 2015
Impaired loans	$-	-	17,758	$17,758

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $19.5 million, with a allowance for loan loss of $1.7 million, at each of March  31, 2016 and December 31, 2015.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2016 and December 31, 2015, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$33,392	$33,392	$22,621	$22,621
Level 2:
Available for sale securities	114,687	114,687	97,141	97,141
FHLB and FRB stock	2,788	2,788	2,783	2,783
Level 3:
Held to maturity securities	1,607	1,595	1,617	1,584
Loans, net	783,654	795,249	761,101	772,472
Mortgage servicing rights	496	496	557	557

Financial liabilities:
Level 1:
Demand deposits	$174,276	$174,276	$183,098	$183,098
NOW deposits	95,622	95,622	83,674	83,674
Regular savings deposits	463,672	463,672	439,993	439,993
Level 2:
Securities sold under agreement to
repurchase	12,894	12,894	10,821	10,821
Other borrowed funds	10,000	10,080	10,000	9,874
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	115,479	116,402	96,217	96,975

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

Cash and Cash Equivalents.  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.  “Cash and Cash Equivalents” includes interest-bearing deposits at other banks.

FHLB and FRB stock.  The carrying value of FHLB and FRB stock, which are non-marketable equity investments, approximate fair value.

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

Junior Subordinated Debentures.  There is no active market for the Company’s debentures and there have been no issuances of similar instruments in recent years.  The Company looked at a market bond index to estimate a discount margin to value the debentures.  The discount margin was very similar to the spread to LIBOR established at the issuance of the debentures.  As a result, the Company determined that the fair value of the adjustable-rate debentures approximates their face amount.

Securities Sold Under Agreement to Repurchase.    The fair value of the securities sold under agreement to repurchase approximates its carrying value as the repurchase agreements are one day agreements.

Other Borrowed Funds.  The fair value of the short-term portion of other borrowed funds approximates its carrying value.  The fair value of the long-term portion of other borrowed funds is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	March 31, 2016	December 31, 2015
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$105,545	$103,941
Commercial and multi-family	406,206	399,819
Construction-Residential	1,149	1,546
Construction-Commercial	68,692	60,892
Home equities	61,593	61,042
Total real estate loans	643,185	627,240

Commercial and industrial loans	150,813	144,330
Consumer loans	1,684	1,596
Other	488	139
Net deferred loan origination costs	603	679
Total gross loans	796,773	773,984

Allowance for loan losses	(13,119)	(12,883)

Loans, net	$783,654	$761,101

The Bank sells certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages.  In the three month period ended March 31, 2016, the Bank sold mortgages to FNMA totaling $0.9 million, as compared with $2.6 million in mortgages sold to FNMA in the three month period ended March 31, 2015.  At March  31, 2016, the Bank had a loan servicing portfolio principal balance of $75.8 million upon which it earns servicing fees, as compared with $77.3 million at December 31, 2015.  The value of the mortgage servicing rights for that portfolio was $0.5 million at March  31, 2016 and $0.6 million at December 31, 2015.  At March 31, 2016, there were no residential mortgage loans held-for-sale, compared with $0.5 million in residential mortgages held-for-sale at December 31, 2015.  The Company had no commercial loans held-for-sale at March  31, 2016 or December 31, 2015.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.  Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging-off loans, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2015 are consistent with those utilized by the Company in the three-month period ended March  31, 2016.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

March 31, 2016
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$40,299	$324,754	$365,053	$81,975
4	22,985	62,966	85,951	51,685
5	1,224	11,409	12,633	10,320
6	4,184	7,077	11,261	6,719
7	-	-	-	114
Total	$68,692	$406,206	$474,898	$150,813

December 31, 2015
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$42,383	$340,837	$383,220	$80,379
4	13,098	40,019	53,117	47,509
5	1,224	11,772	12,996	8,973
6	4,187	7,191	11,378	7,350
7	-	-	-	119
Total	$60,892	$399,819	$460,711	$144,330

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

March 31, 2016
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and industrial	$607	$217	$537	$1,361	$149,452	$150,813	$175	$5,331
Residential real estate:
Residential	1,014	-	521	1,535	104,010	105,545	-	737
Construction	-	-	-	-	1,149	1,149	-	-
Commercial real estate:
Commercial	5,533	-	3,291	8,824	397,382	406,206	2,839	3,698
Construction	456	-	3,728	4,184	64,508	68,692	-	4,184
Home equities	94	104	762	960	60,633	61,593	-	963
Consumer	7	-	-	7	1,677	1,684	-	14
Other	-	-	-	-	488	488	-	-
Total Loans	$7,711	$321	$8,839	$16,871	$779,299	$796,170	$3,014	$14,927

NOTE: Loan balances do not include $603 thousand in net deferred loan origination costs as of March 31, 2016.

December 31, 2015
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and industrial	$160	$224	$66	$450	$143,880	$144,330	$40	$5,312
Residential real estate:
Residential	822	402	569	1,793	102,148	103,941	-	1,400
Construction	-	-	-	-	1,546	1,546	-	-
Commercial real estate:
Commercial	1,919	963	457	3,339	396,480	399,819	457	3,574
Construction	-	-	-	-	60,892	60,892	-	4,187
Home equities	253	236	267	756	60,286	61,042	-	1,058
Consumer	8	-	-	8	1,588	1,596	-	14
Other	-	-	-	-	139	139	-	-
Total Loans	$3,162	$1,825	$1,359	$6,346	$766,959	$773,305	$497	$15,545

NOTE: Loan balances do not include $679 thousand in net deferred loan origination costs as of December 31, 2015.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment, for the three month periods ended March 31, 2016 and 2015:

March 31, 2016

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Unallocated	Total
Allowance for loan
losses:
Beginning balance	$4,383	$7,135	$85	$909	$371	$-	$12,883
Charge-offs	(13)	-	(7)	-	-	-	(20)
Recoveries	7	38	3	-	-	-	48
Provision (Credit)	203	269	12	(213)	(63)	-	208
Ending balance	$4,580	$7,442	$93	$696	$308	$-	$13,119

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$516	$1,134	$41	$2	$-	$-	$1,693
Collectively evaluated
for impairment	4,064	6,308	52	694	308	-	11,426
Total	$4,580	$7,442	$93	$696	$308	$-	$13,119

Loans:
Ending balance:
Individually evaluated
for impairment	$5,382	$10,092	$41	$2,482	$1,545	$-	$19,542
Collectively evaluated
for impairment	145,431	464,806	2,131	104,212	60,048	-	776,628
Total	$150,813	$474,898	$2,172	$106,694	$61,593	$-	$796,170

* Includes construction loans

** Includes all other consumer loans

NOTE: Loan balances do not include $603 thousand in net deferred loan origination costs as of March 31, 2016.

March 31, 2015

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer **	Residential Mortgages*	HELOC	Unallocated	Total
Allowance for loan
and lease losses:
Beginning balance	$4,896	$5,650	$78	$941	$819	$149	$12,533
Charge-offs	-	-	(6)	-	-	-	(6)
Recoveries	38	10	1	-	-	-	49
Provision (Credit)	55	170	(3)	(17)	(4)	-	201
Ending balance	$4,989	$5,830	$70	$924	$815	$149	$12,777

Allowance for loan
and lease losses:
Ending balance:
Individually evaluated
for impairment	$978	$124	$47	$3	$-	$-	$1,152
Collectively evaluated
for impairment	4,011	5,706	23	921	815	149	11,625
Total	$4,989	$5,830	$70	$924	$815	$149	$12,777

Loans and leases:
Ending balance:
Individually evaluated
for impairment	$6,577	$5,604	$47	$2,512	$981	$-	$15,721
Collectively evaluated
for impairment	125,839	400,776	1,779	98,274	58,708	-	685,376
Total	$132,416	$406,380	$1,826	$100,786	$59,689	$-	$701,097

* Includes construction loans

** Includes all other consumer loans

NOTE: Loan balances do not include $641 thousand in net deferred loan origination costs as of March 31, 2015.

Impaired Loans

The following tables provide data, at the class level, of impaired loans as of the dates indicated:

	At March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,908	$1,975	$-	$2,074	$16	$2
Residential real estate:
Residential	2,427	2,483	-	2,462	10	12
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	3,999	4,039	-	4,062	22	16
Construction	834	834	-	834	-	12
Home equities	1,545	1,607	-	1,560	13	6
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total impaired loans	$10,713	$10,938	$-	$10,992	$61	$48

	At March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$3,474	$3,775	$516	$3,711	$40	$-
Residential real estate:
Residential	55	55	2	55	-	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	1,075	1,083	232	1,079	12	-
Construction	4,184	4,200	902	4,186	48	-
Home equities	-	-	-	-	-	-
Consumer	41	56	41	43	1	1
Other	-	-	-	-	-	-
Total impaired loans	$8,829	$9,169	$1,693	$9,074	$101	$1

	At March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$5,382	$5,750	$516	$5,785	$56	$2
Residential real estate:
Residential	2,482	2,538	2	2,517	10	12
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	5,074	5,122	232	5,141	34	16
Construction	5,018	5,034	902	5,020	48	12
Home equities	1,545	1,607	-	1,560	13	6
Consumer	41	56	41	43	1	1
Other	-	-	-	-	-	-
Total impaired loans	$19,542	$20,107	$1,693	$20,066	$162	$49

	At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,750	$1,811	$-	$1,945	$58	$47
Residential real estate:
Residential	2,444	2,555	-	2,474	90	63
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	3,888	3,908	-	3,930	27	179
Construction	834	834	-	834	-	31
Home equities	1,644	1,711	-	1,661	40	52
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total impaired loans	$10,560	$10,819	$-	$10,844	$215	$372

	At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$3,572	$3,835	$552	$3,966	$255	$9
Residential real estate:
Residential	55	55	2	55	1	2
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	1,083	1,083	235	1,083	4	42
Construction	4,188	4,201	911	4,188	29	166
Home equities	-	-	-	-	-	-
Consumer	42	57	42	45	2	6
Other	-	-	-	-	-	-
Total impaired loans	$8,940	$9,231	$1,742	$9,337	$291	$225

	At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$5,322	$5,646	$552	$5,911	$313	$56
Residential real estate:
Residential	2,499	2,610	2	2,529	91	65
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	4,971	4,991	235	5,013	31	221
Construction	5,022	5,035	911	5,022	29	197
Home equities	1,644	1,711	-	1,661	40	52
Consumer	42	57	42	45	2	6
Other	-	-	-	-	-	-
Total impaired loans	$19,500	$20,050	$1,742	$20,181	$506	$597

Non-performing loans

The following table sets forth information regarding non-performing loans as of the dates specified:

	March 31, 2016	December 31, 2015
	(in thousands)
Non-accruing loans:
Commercial and industrial loans	$5,331	$5,312
Residential real estate:
Residential	737	1,400
Construction	-	-
Commercial real estate:
Commercial and multi-family	3,698	3,574
Construction	4,184	4,187
Home equities	963	1,058
Consumer loans	14	14
Other	-	-
Total non-accruing loans	$14,927	$15,545

Accruing loans 90+ days past due	3,014	497
Total non-performing loans	$17,941	$16,042

Total non-performing loans
to total assets	1.81%	1.71%
Total non-performing loans
to total loans	2.25%	2.07%

Troubled debt restructurings

The Company had $5.7 million and $5.8 million in loans that were restructured in a troubled debt restructuring (“TDR”) at March 31, 2016 and December 31, 2015, respectively.  Of those balances, $1.1 million and $1.8 million were in non-accrual status at March 31, 2016 and December 31, 2015, respectively.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of March 31, 2016, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	March 31, 2016
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$533	$481	$52	$160
Residential real estate:
Residential	1,869	124	1,745	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	1,702	327	1,375	-
Construction	834	-	834	-
Home equities	761	179	582	-
Consumer loans	27	-	27	27
Other	-	-	-	-
Total troubled restructured loans	$5,726	$1,111	$4,615	$187

	December 31, 2015
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$517	$508	$9	$165
Residential real estate:
Residential	1,789	689	1,100	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	1,732	334	1,398	-
Construction	834	-	834	-
Home equities	867	281	586	-
Consumer loans	28	-	28	28
Other	-	-	-	-
Total troubled restructured loans	$5,767	$1,812	$3,955	$193

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

The following table shows the data for TDR activity by type of concession granted to the borrower for the three month periods ended March 31, 2016 and 2015:

	Three months ended March 31, 2016			Three months ended March 31, 2015
	(in thousands)			(in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	-	$-	$-	3	$541	$541
Extension of maturity	1	24	24	-	-	-
Term-out line of credit	1	20	20	-	-	-
Residential Real Estate & Construction:
Extension of maturity	1	95	95	-	-	-
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Other	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off.  The following table presents loans which were classified as TDRs during the previous 12 months which defaulted during the three month periods ended March 31, 2016 and 2015:

	Three months ended March 31, 2016		Three months ended March 31, 2015
	(in thousands)		(in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	-	$-	-	$-
Residential Real Estate:
Residential	-	-	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and multi-family	-	-	-	-
Construction	-	-	-	-
Home Equities	-	-	1	19
Consumer loans	-	-	-	-
Other	-	-	-	-

5. PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three periods ended March 31, 2016 and 2015, the Company had an average of 64,925 and 78,167 dilutive shares outstanding, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share.  For the three month periods ended March 31, 2016 and 2015, there was an average of 49,550 and 38,630 anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three month periods ended March 31, 2016 and 2015:

	Balance at December 31, 2015	Net Change	Balance at March 31, 2016
	(in thousands)
Net unrealized gain on investment securities	$475	$649	$1,124
Net defined benefit pension plan adjustments	(2,285)	40	(2,245)
Total	$(1,810)	$689	$(1,121)

	Balance at December 31, 2014	Net Change	Balance at March 31, 2015
	(in thousands)
Net unrealized gain on investment securities	$911	$331	$1,242
Net defined benefit pension plan adjustments	(2,419)	29	(2,390)
Total	$(1,508)	$360	$(1,148)

	Three months ended March 31, 2016 (in thousands)			Three months ended March 31, 2015 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain on investment securities:
Unrealized gain on investment securities	$1,047	$(398)	$649	$541	$(210)	$331
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-	-	-	-
Net change	1,047	(398)	649	541	(210)	331

Defined benefit pension plan adjustments:
Net actuarial gain (loss)	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	8	(3)	5	7	(2)	5
Amortization of actuarial loss (a)	56	(21)	35	48	(24)	24
Net change	64	(24)	40	55	(26)	29

Other Comprehensive Income (Loss)	$1,111	$(422)	$689	$596	$(236)	$360

(a)   Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities.  The following tables set forth information regarding these segments for the three month periods ended March 31, 2016 and 2015.

	Three months ended March 31, 2016
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$8,291	$(31)	$8,260
Provision for loan losses	208	-	208
Net interest income (expense) after
provision for loan losses	8,083	(31)	8,052
Non-interest income	1,246	-	1,246
Insurance service and fees	116	1,632	1,748
Non-interest expense	7,327	1,201	8,528
Income before income taxes	2,118	400	2,518
Income tax provision	650	154	804
Net income	$1,468	$246	$1,714

	Three months ended March 31, 2015
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$7,609	$(28)	$7,581
Provision for loan losses	201	-	201
Net interest income (expense) after
provision for loan losses	7,408	(28)	7,380
Non-interest income	1,237	-	1,237
Insurance service and fees	162	1,667	1,829
Non-interest expense	6,481	1,031	7,512
Income before income taxes	2,326	608	2,934
Income tax provision	794	235	1,029
Net income	$1,532	$373	$1,905

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

	March 31,	December 31,
	2016	2015
	(in thousands)

Commitments to extend credit	$226,787	$206,346
Standby letters of credit	3,550	3,794
Total	$230,337	$210,140

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer.  The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets.  Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank.  The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first three months of 2016 or during 2015.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP.  The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered to be material.

9. NET PERIODIC BENEFIT COSTS

On January 31, 2008, the Bank froze its defined benefit pension plan.  The plan covered substantially all Bank employees.  The plan provides benefits that are based on the employees’ compensation and years of service.  Under the freeze, eligible employees will receive, at retirement, the benefits already earned through January 31, 2008, but have not accrued any additional benefits since then.  As a result, service cost is no longer incurred.

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

The Bank did not contribute to the defined benefit pension plan during the first three months of 2016 but expects to contribute $140 thousand to the pension plan at a later date in 2016.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three month periods ended March 31, 2016 and 2015:

	Three months ended March 31,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2016	2015	2016	2015

Service cost	$-	$-	$47	$48
Interest cost	55	51	36	37
Expected return on plan assets	(65)	(77)	-	-
Amortization of prior service cost	-	-	8	7
Amortization of the net loss	22	17	34	31
Net periodic cost (benefit)	$12	$(9)	$125	$123

10.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  The objective of this ASU is to require entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This ASU will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The standard allows an entity to apply the amendments in the ASU using either the retrospective or cumulative effect transition method.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  The main objective of this ASU is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is evaluating the impact of the standard on its financial reporting.  The ASU will not impact results of operations or the financial position of the Company.

ASU 2016-02, Leases.  The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to meet that objective.  The main difference between previous GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  Under this new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  Information about the Company’s operating lease obligations is disclosed in Note 16 to the Company’s Financial Statements on Form 10-K for the year ended December 31, 2015.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  This ASU is part of the FASB’s Simplification Initiative.  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Some of the areas of simplification apply only to nonpublic entities.  Although the impact on the Company’s financial statements is not expected to be material, the area of this ASU that will impact the Company is the elimination of the concept of a tax windfall pool.  Currently, an entity must determine for each award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess benefit or a tax deficiency.  Excess tax benefits are recognized in additional paid-in-capital; tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement.  Excess tax benefits are not recognized until the deduction reduces taxes payable.  Under the new standard, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement.  The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Many of these factors are beyond the Company’s control and are difficult to predict.

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

Significant accounting policies followed by the Company are presented in Note 1 – “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2015.  These policies, along with the disclosures presented in the other Notes to the Company's Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses in the Company’s loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on the Company’s Unaudited Consolidated Balance Sheets.  Note 1 to the Audited Consolidated Financial Statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 describes the methodology used to determine the allowance for loan losses.

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is performed annually as of December 31st.  No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value.  There were no triggering events in the three month period ended March 31, 2016 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total loans grew to $797 million at March 31, 2016, a $23 million, or 3%, increase from total loans of $774 million at December 31, 2015, and a $95 million, or 14%, increase from total loans of $702 million at March 31, 2015.

Loans secured by real estate were $643 million at March 31, 2016, reflecting a $16 million, or 3%, increase from $627 million at December 31, 2015.  The most significant growth was in commercial construction loans, which grew $8 million, or 13%, in the first quarter to $69 million at March 31, 2016 as the Company’s footprint in Western New York continued to experience strong commercial construction loan demand.  The Company’s commercial real estate portfolio, which has historically been the fastest growing part of the real estate portfolio, grew to $406 million at the recent quarter end, a $6 million, or 2%, increase from $400 million at December 31, 2015, while the Company’s residential real estate loan portfolio increased $2 million, or 2%, to $106 million from $104 million over that same period.

In the first quarter of 2016, residential mortgage originations of $5 million were lower than the previous quarter’s originations of $10 million and $7 million in last year’s first quarter.  Residential mortgages sold in the first quarter of 2016 equated to approximately 19% of the residential mortgages originated by the Company during this quarter, as compared with 16% of residential mortgages originated during the fourth quarter of 2015 and 41% in the first quarter of 2015.

The Company has focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio.  The C&I portfolio grew to $151 million at March 31, 2016, representing a $7 million, or 5%, increase from $144 million at December 31, 2015.

Credit Quality of Loan Portfolio

Total non-performing loans, defined as accruing loans greater than 90 days past due and non-accrual loans, totaled $18 million, or 2.25% of total loans outstanding, as of March 31, 2016, compared with $16 million, or 2.07% of total loans outstanding, as of December 31, 2015, and $12 million, or 1.68% of total loans outstanding at March 31, 2015.  The $2 million increase in non-performing loans as compared to the 2015 year-end was due to a single commercial real estate loan moving from performing status to 90 days past due and accruing.  Loans 90 days past due and still accruing are considered well secured and in the process of collection and are therefore not impaired and in nonaccrual status.  In addition to the $2 million commercial real estate loan that is 90 days past due and still accruing at March 31, 2016, the remainder of the $6 million increase in non-performing loans since the end of last year’s first quarter is primarily attributable to a single redevelopment project that defaulted in the fourth quarter of 2015 and was moved to nonaccrual status.

Commercial credits graded as “special mention” and “substandard” were $41 million at March 31, 2016, or roughly unchanged from the balance at December 31, 2015.  As noted in Note 4 to the Company’s Unaudited Financial Statements included in Part I of this Quarterly Report on Form 10-Q, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss categorized as “criticized” credits rather than “pass” or “watch” credits.

The allowance for loan losses totaled $13 million, or 1.65% of total loans outstanding as of March 31, 2016, compared with $13 million, or 1.66% of total loans outstanding at December 31, 2015 and $13 million, or 1.82% of total loans outstanding as of March 31, 2015.  The decrease in the allowance to loan ratio since last year’s first quarter-end was driven by the strong loan growth without a proportional increase in the allowance.  A single large charge-off in the fourth quarter of 2015 lowered the allowance, somewhat offsetting the increase in the allowance over the past year due to the provision for loan growth.  The net charge-off (recovery) ratio for the first quarter of 2016 was (0.02) % of average net loans, compared with a ratio of 0.42% and (0.03) % in the fourth and first quarters of 2015, respectively.

Investing Activities

Total securities were $116 million at March 31, 2016, compared with $99 million at December 31, 2015 and $100 million at March 31, 2015.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, increased to $22 million at March 31, 2016 from  $11 million at December 31, 2015, but were down from $46 million at March 31, 2015.  The increase in interest-bearing deposits at banks from the 2015 year-end is largely a result of an increase in seasonal municipal deposits.  Given the expected short duration of these deposits, management has invested the funds in short-term assets.  A portion of the Bank’s excess liquidity from strong savings and time deposit growth was invested in investment securities purchased in the first quarter of 2016, including $11 million in U.S. government agency mortgage-backed securities, $4 million in U.S. government collateralized mortgage obligations, and $5 million in other U.S. government agency bonds.  Securities and interest-bearing deposits at correspondent banks made up 14% of the Bank’s total average interest earning assets in the first quarter of 2016,  consistent with the ratio in the fourth and first quarters of 2015, respectively.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities at 44% of total investment securities at March 31, 2016, compared with 38%  at December 31, 2015 and 40% at March 31, 2015.  The concentration in tax-advantaged debt securities issued by state and political subdivisions and U.S. government-sponsored agency bonds was 34% and 22%, respectively, of the total securities portfolio at March 31, 2016, compared with 40% and 22% at December 31, 2015 and 33% and 27% at March 31, 2015.

Management believes that the credit quality of the securities portfolio as a whole is strong, as the portfolio has no individual securities in a significant unrealized loss position.  Interest rates decreased in the first quarter,  resulting in  an increase in the net unrealized gain position of the available-for-sale investment portfolio to $1.8 million at March 31, 2016 from $0.8 million at December 31, 2015.  The net unrealized gain position was $2.0 million at March 31, 2015.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at March 31, 2016 were $849 million, a $46 million, or 6%, increase from $803 million at December 31, 2015,  and a $69 million, or 9% increase, when compared with total deposits of $780 million at March 31, 2015.  Seasonal municipal deposits represented $25 million of the first quarter’s growth as municipalities collect property taxes in the first quarter before using those funds throughout the remainder of the fiscal year.  The rest of the growth in the Company’s total deposits from December 31, 2015 was due mainly to increases in savings deposits and time deposits.  With impending market disruption in the Western New York market due to a significant announced merger, the Company has maintained promotional savings and time deposit rates in an effort to attract new customers.

The Company had $10 million in other borrowings, which reflected a long-term advance with the FHLBNY scheduled to mature in 2020, at each of March 31, 2016 and December 31, 2015, compared with no other borrowings at March 31, 2015.

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

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$772,672	$8,730	4.52%	$682,653	$7,813	4.58%
Taxable securities	64,796	377	2.33%	68,373	405	2.37%
Tax-exempt securities	38,298	238	2.49%	32,513	237	2.92%
Interest bearing deposits at banks	18,862	11	0.23%	6,624	1	0.06%
Total interest-earning assets	894,628	$9,356	4.18%	790,163	$8,456	4.28%

Non interest-earning assets:

Cash and due from banks	12,733			11,480
Premises and equipment, net	11,092			10,164
Other assets	42,550			42,728
Total Assets	$961,003			$854,535

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$88,220	$85	0.39%	$77,072	$79	0.41%
Regular savings	447,318	531	0.47%	370,017	269	0.29%
Time deposits	108,954	343	1.26%	112,224	435	1.55%
Other borrowed funds	10,427	44	1.69%	9,156	8	0.35%
Junior subordinated debentures	11,330	87	3.07%	11,330	78	2.75%
Securities sold U/A to repurchase	12,493	6	0.19%	13,366	6	0.18%
Total interest-bearing liabilities	678,742	$1,096	0.65%	593,165	$875	0.59%
Noninterest-bearing liabilities:
Demand deposits	176,074			159,388
Other	13,879			14,785
Total liabilities	$868,695			$767,338
Stockholders' equity	92,308			87,197
Total Liabilities and Equity	$961,003			$854,535
Net interest earnings		$8,260			$7,581
Net interest margin			3.69%			3.84%
Interest rate spread			3.53%			3.69%

Net Income

Net income was $1.7 million, or $0.40 per diluted share, in the first quarter of 2016, down from $1.8 million, or $0.41 per diluted share, in the fourth quarter of 2015, and $1.9 million, or $0.44 per diluted share, in the first quarter of 2015.  The decrease from the linked quarter reflects lower net interest income of $0.2 million.  The year over year decrease is primarily due to increased non-interest expenses of $1.0 million, somewhat offset by an increase in net interest income of $0.7 million.  Return on average equity was 7.43% for the first quarter of 2016 compared with 7.72% in the fourth quarter of 2015 and 8.74% in the first quarter of 2015.

Other Results of Operations – Quarterly Comparison

Net interest income was $8.3 million in the first quarter of 2016,  down $0.2 million or 2% from the fourth quarter of 2015, but up $0.7 million or 9% from the prior year’s first quarter.  The decrease in net interest income from the linked quarter reflects the accelerated interest income recognized in the fourth quarter from the payoff of a large investment security as well as one additional day in the fourth quarter, somewhat offset by growth in average interest-earning assets.  The increase in net interest income from last year’s first quarter reflected growth in average interest-earnings assets, particularly loans.  The positive impact from higher interest-earning assets was somewhat offset by a reduced net interest margin.

Net interest margin was 3.69%  in the first quarter of 2016, compared with 3.91% in the fourth quarter of 2015 and 3.84% in last year’s first quarter.  The yield on interest-earning assets was 4.18% in the recent quarter, compared with 4.37% in the fourth quarter of 2015 and 4.28% in the first quarter of 2015.  The decrease from the fourth quarter of 2015 is predominantly a result of a large investment security payoff in the fourth quarter, as reflected in the decrease in the yield on investment securities from 3.59% in the last quarter of 2015 to 2.39% in the initial quarter of 2016.  The decrease from the previous year’s first quarter reflects continued loan and investment security re-pricing in a persistent low interest rate environment.  The cost of interest-bearing liabilities was 0.65% in the first quarter of 2016, higher than 0.62% in the fourth quarter of 2015 and 0.59% in the first quarter of 2015.  The increase from the linked quarter and prior year first quarter reflects a continued shift in the regular savings deposit mix as both new and existing customers move to the Bank’s highest rate product.

The provision for loan losses was $208 thousand in the first quarter of 2016, in line with the provision of $204 thousand and $201 thousand in the fourth and first quarters of the prior year, respectively.

Non-interest income was $3.0 million, or 27% of total revenue, in the recent quarter, up $0.1 million or 3% from the fourth quarter of 2015, but down $0.1 million or 2% from last year’s first quarter.  This increase from the linked quarter reflects seasonal profit sharing revenue at TEA as insurance service and fee income increased $0.2 million.  The decrease from last year’s first quarter is due to a $0.1 million decline in insurance service and fee income.  The lower insurance service and fee income is attributable to reduced financial services fee income and lower profit sharing revenue and FCS income.  The lower profit sharing revenue and FCS income reflects higher loss rates and fewer insurance claims, respectively, due to inclement weather in the previous winter.

Total non-interest expense was $8.5 million in the first quarter of 2016, a decrease of $0.1 million or 2% from the fourth quarter of 2015, but an increase of $1.0 million or 14% from the prior-year period.  The decrease from the final quarter of 2015 resulted from a decrease in other expenses of $0.4 million and litigation expense of $0.1 million, offset by an increase in salaries and employee benefits of $0.1 million, professional services costs of $0.1 million, and technology and communications expenses of $0.1 million.  The decline in other expenses resulted from several items including lower loan expenses and lower travel, postage and supplies costs related to the Bank’s core banking system conversion project.  The decrease in litigation expense was attributable to reimbursement under a Bank insurance policy covering a portion of the cost associated with the settlement of litigation with the New York State Attorney General, as previously disclosed by the Company.  Salaries and benefits were higher in the first quarter when compared with the fourth quarter due to seasonal expenses such as health savings account contributions and payroll taxes, as well as merit increases and an increase in headcount.  The higher professional services costs and technology and communications costs in the first quarter of 2016 compared with the last quarter of 2015 were attributable to the Bank’s core banking system conversion project.

The increase of $1.0 million in non-interest expenses in the first quarter of 2016 when compared with the initial quarter of 2015 was largely driven by an increase in salaries and benefits costs of $0.7 million, as well as higher technology and communications costs of $0.2 million and higher advertising and professional services costs of $0.1 million each.  Higher salaries and benefits costs were due to higher salaries from added headcount related to the Company’s growth strategy as well as annual merit increases and higher benefits costs, particularly health insurance.  The increased technology and communications costs were related to the core conversion project.  The increase in professional services costs was primarily attributable to the core conversion project due to the hiring of temporary contractors, and costs related to the Company’s recent filing of a Registration Statement on Form S-3.

Income tax expense for the quarter ended March 31, 2016 was $0.8 million, representing an effective tax rate of 31.9% compared with an effective tax rate of 29.5% in the fourth quarter of 2015 and 35.1% in the first quarter of 2015.  The Company records income tax expense based on the expected effective tax rate for the year plus or minus applicable discreet items.  The decrease from last year’s first quarter was due to one-time adjustments to deferred tax assets in the previous year’s first quarter as a result of statutory changes that came into effect on January 1, 2015.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a  Tier 1 leverage ratio of 10.18% and 10.45% at March 31, 2016 and December 31, 2015, respectively.  New minimum capital ratios, known as “Basel III”, became effective for the Company and the Bank on January 1, 2015 and will be fully phased-in on January 1, 2019.  As of March 31, 2016, the Company and the Bank met all applicable capital adequacy requirements under the Basel III capital rules.

Book value per share of the Company’s common stock was $21.54 at March 31, 2016, compared with $21.44 at December 31, 2015.  Tangible book value per share (a non-GAAP measure) at March 31, 2016 was $19.64, compared with $19.53 at December 31, 2015.

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

A reconciliation of this non-GAAP financial measure, tangible book value per share, to the most directly comparable GAAP financial measure, book value, is set forth in the following table:

($ in thousands, except per share data)	March 31, 2016	December 31, 2015

Stockholders' equity ("book value")	$92,160	$91,256
Goodwill (related to insurance agency reporting unit)	(8,101)	(8,101)
Tangible book value (non-GAAP)	$84,059	$83,155
Number of common shares outstanding	4,279,296	4,257,179
Tangible book value per share	$19.64	$19.53

On February 16, 2016, the Company declared a cash dividend of $0.38 per share on the Company’s outstanding common stock.  The dividend was paid on April 5, 2016 to shareholders of record as of March 15, 2016.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Advances of up to $208.6 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  The

Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At March 31, 2016, approximately 4.1% of the Bank’s securities had contractual maturity dates of one year or less and approximately 29.9% had maturity dates of five years or less.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases.  At March 31, 2016, in the Company’s internal stress test, the Company had net short-term liquidity of $210.1 million as compared with $282.0 million at December 31, 2015, due to the usage of cash for loan growth.  Available assets of $142.2 million, divided by public and purchased funds of $148.0 million, resulted in a long-term liquidity ratio of 96% at March 31, 2016, compared with 102% at December 31, 2015.

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
	(in thousands)

	March 31, 2016	December 31, 2015
Changes in interest rates

+200 basis points	$1,786	$1,034
+100 basis points	2,305	1,856

-100 basis points	NM	NM
-200 basis points	NM	NM

Many assumptions were utilized by management to calculate the impact that changes in interest rates may have on the Bank’s net interest income.  The more significant assumptions related to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities.  The Bank assumed immediate changes in rates including 200 basis point rate changes.  In each of the 100 and 200 basis point rate reduction scenarios, the applicable rate changes are limited to lesser amounts such that interest rates are not less than zero.  These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions such as those previously described, which management may take to counter such changes.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Bank’s projected net interest income.

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of March 31, 2016 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2013, the Company announced it had been authorized by its Board of Directors to purchase up to 100,000 shares of the Company’s outstanding common stock.  In the first quarter of 2016, the Company did not purchase any shares of its common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 2016:
January 1, 2016 - January 31, 2016	-	$-	-	18,492
February 2016:
February 1, 2016 - February 29, 2016	-	$-	-	18,492
March 2016:
March 1, 2016 - March 31, 2016	-	$-	-	18,492

Total:	-	$-	-	18,492

(1) On March 25, 2013, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock.  The repurchase program has no fixed expiration date but may be suspended or discontinued at any time.  The Company did not make any repurchases during the quarter ended March 31, 2016.

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

May 2, 2016

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

May 2, 2016

/s/ John B. Connerton
John B. Connerton
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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – March 31, 2016 and December 31, 2015; (ii) Unaudited Consolidated Statements of Income – Three months ended March 31, 2016 and 2015; (iii) Unaudited Statements of Consolidated Comprehensive Income – Three months ended March 31, 2016 and 2015; (iv) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended March 31, 2016 and 2015; (v) Unaudited Consolidated Statements of Cash Flows – Three months ended March 31, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.