Form 10-Q
period 2016-06-30
EVANS BANCORP INC
filed 2016-08-04
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    June 30, 2016

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

Common Stock, $.50 par value 4,286,939 shares as of August 4, 2016

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2016 AND DECEMBER 31, 2015
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$10,807	$11,813
Interest-bearing deposits at banks	723	10,808
Securities:
Available for sale, at fair value (amortized cost: $106,875 at June 30, 2016;	109,107	97,141
$96,374 at December 31, 2015)
Held to maturity, at amortized cost (fair value: $1,519 at June 30, 2016;	1,522	1,617
$1,584 at December 31, 2015)
Federal Home Loan Bank common stock, at cost	1,636	1,296
Federal Reserve Bank common stock, at cost	1,501	1,487
Loans, net of allowance for loan losses of $12,773 at June 30, 2016
and $12,883 at December 31, 2015	840,533	761,101
Properties and equipment, net of accumulated depreciation of $16,377 at June 30, 2016
and $15,799 at December 31, 2015	11,592	11,051
Goodwill	8,101	8,101
Bank-owned life insurance	21,254	20,978
Other assets	14,822	13,714

TOTAL ASSETS	$1,021,598	$939,107

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$187,774	$183,098
NOW	88,993	83,674
Regular savings	480,290	439,993
Time	112,828	96,217
Total deposits	869,885	802,982

Securities sold under agreement to repurchase	14,511	10,821
Other borrowings	16,000	10,000
Other liabilities	15,083	12,718
Junior subordinated debentures	11,330	11,330
Total liabilities	926,809	847,851

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,290,222 and 4,260,203 shares issued at June 30, 2016 and December 31, 2015, respectively, and 4,286,939 and 4,257,179 outstanding at June 30, 2016
and December 31, 2015, respectively	2,147	2,132
Capital surplus	43,836	43,318
Treasury stock, at cost, 3,283 and 3,024 shares at June 30, 2016 and	(80)	-
December 31, 2015, respectively
Retained earnings	49,707	47,616
Accumulated other comprehensive loss, net of tax	(821)	(1,810)
Total stockholders' equity	94,789	91,256

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,021,598	$939,107

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2016 AND 2015
(in thousands, except share and per share amounts)
	Three Months Ended June 30,
	2016	2015
INTEREST INCOME
Loans	$8,878	$7,934
Interest bearing deposits at banks	33	33
Securities:
Taxable	561	429
Non-taxable	222	240
Total interest income	9,694	8,636
INTEREST EXPENSE
Deposits	1,036	860
Other borrowings	51	46
Junior subordinated debentures	91	82
Total interest expense	1,178	988
NET INTEREST INCOME	8,516	7,648
PROVISION FOR LOAN LOSSES (CREDIT)	(376)	415
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,892	7,233
NON-INTEREST INCOME
Bank charges	403	411
Insurance service and fees	1,572	1,821
Gain on loans sold	29	58
Bank-owned life insurance	141	152
Loss on tax credit investment	(2,139)	-
Refundable state historic tax credit	1,508	-
Interchange fee income	340	324
Other	426	710
Total non-interest income	2,280	3,476
NON-INTEREST EXPENSE
Salaries and employee benefits	5,467	5,066
Occupancy	740	697
Repairs and maintenance	212	215
Advertising and public relations	190	231
Professional services	656	670
Technology and communications	339	262
FDIC insurance	182	148
Other	933	952
Total non-interest expense	8,719	8,241
INCOME BEFORE INCOME TAXES	2,453	2,468
INCOME TAX PROVISION	450	793
NET INCOME	$2,003	$1,675

Net income per common share-basic	$0.47	$0.40
Net income per common share-diluted	$0.46	$0.39
Cash dividends per common share	$-	$-
Weighted average number of common shares outstanding	4,284,180	4,234,334
Weighted average number of diluted shares outstanding	4,346,599	4,309,688

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(in thousands, except share and per share amounts)
	Six Months Ended June 30,
	2016	2015
INTEREST INCOME
Loans	$17,608	$15,746
Interest bearing deposits at banks	44	34
Securities:
Taxable	938	835
Non-taxable	460	477
Total interest income	19,050	17,092
INTEREST EXPENSE
Deposits	1,995	1,643
Other borrowings	101	60
Junior subordinated debentures	178	160
Total interest expense	2,274	1,863
NET INTEREST INCOME	16,776	15,229
PROVISION FOR LOAN LOSSES (CREDIT)	(168)	616
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	16,944	14,613
NON-INTEREST INCOME
Bank charges	846	820
Insurance service and fees	3,320	3,650
Gain on loans sold	44	81
Bank-owned life insurance	277	289
Loss on tax credit investment	(2,139)	-
Refundable state historic tax credit	1,508	-
Interchange fee income	658	618
Other	760	1,084
Total non-interest income	5,274	6,542
NON-INTEREST EXPENSE
Salaries and employee benefits	10,981	9,860
Occupancy	1,439	1,392
Repairs and maintenance	388	388
Advertising and public relations	475	442
Professional services	1,236	1,180
Technology and communications	761	522
FDIC insurance	341	295
Other	1,626	1,674
Total non-interest expense	17,247	15,753
INCOME BEFORE INCOME TAXES	4,971	5,402
INCOME TAX PROVISION	1,254	1,822
NET INCOME	$3,717	$3,580

Net income per common share-basic	$0.87	$0.85
Net income per common share-diluted	$0.86	$0.83
Cash dividends per common share	$0.38	$0.36
Weighted average number of common shares outstanding	4,273,645	4,233,196
Weighted average number of diluted shares outstanding	4,337,299	4,309,423

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2016 AND 2015
(in thousands, except share and per share amounts)
	Three Months Ended June 30,
	2016		2015

NET INCOME		$2,003		$1,675

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities		260		(637)

Defined benefit pension plans:
Amortization of prior service cost	5		5
Amortization of actuarial assumptions	35		37
Total		40		42

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX		300		(595)

COMPREHENSIVE INCOME		$2,303		$1,080

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(in thousands, except share and per share amounts)
	Six Months Ended June 30,
	2016		2015

NET INCOME		$3,717		$3,580

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities		909		(306)

Defined benefit pension plans:
Amortization of prior service cost	10		10
Amortization of actuarial assumptions	70		61
Total		80		71

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX		989		(235)

COMPREHENSIVE INCOME		$4,706		$3,345

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2014	$2,123	$43,102	$42,822	$(1,508)	$(751)	$85,788
Net Income			3,580			3,580
Other comprehensive loss				(235)		(235)
Cash dividends ($0.36 per common share)			(1,517)			(1,517)
Stock options and restricted stock expense		263				263
Excess tax expense from stock-based compensation		44				44
Reissued 20,592 restricted shares, net of 588 forfeitures		(503)			503	-
Repurchased 3,397 shares in treasury stock					(83)	(83)
Reissued 8,034 shares in stock option exercise		(55)			155	100
Reissued 5,582 shares under Dividend
Reinvestment Plan		4			134	138
Issued 5,672 shares in Employee Stock
Purchase Plan	3	114				117
Balance, June 30, 2015	$2,126	$42,969	$44,885	$(1,743)	$(42)	$88,195

Balance, December 31, 2015	$2,132	$43,318	$47,616	$(1,810)	$-	$91,256
Net Income			3,717			3,717
Other comprehensive income				989		989
Cash dividends ($0.38 per common share)			(1,626)			(1,626)
Stock compensation expense		270				270
Excess tax benefit from stock-based compensation		15				15
Repurchased 3,280 shares in treasury stock					(80)	(80)
Issued 19,093 restricted shares	10	(10)				-
Issued 5,270 shares under Dividend Reinvestment Plan	3	129				132
Issued 5,166 shares in Employee Stock Purchase Plan	2	106				108
Issued 490 shares in stock option exercises		8				8
Reissued 3,021 restricted shares, net of forfeitures						-
Balance, June 30, 2016	$2,147	$43,836	$49,707	$(821)	$(80)	$94,789

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(in thousands)
	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Interest received	$18,778	$16,916
Fees received	5,554	5,795
Interest paid	(2,249)	(1,939)
Cash paid to employees and vendors	(16,429)	(15,932)
Cash contributed to pension plan	(140)	(165)
Income taxes paid	(279)	(601)
Proceeds from sale of loans held for resale	3,514	9,772
Originations of loans held for resale	(3,477)	(10,295)

Net cash provided by operating activities	5,272	3,551

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(25,953)	(24,370)
Proceeds from maturities, calls, and payments	15,005	14,299
Held to maturity securities:
Purchases	-	(50)
Proceeds from maturities, calls, and payments	95	184
Proceeds from property insurance	-	927
Additions to properties and equipment	(1,119)	(499)
Purchase of tax credit investment	(703)	(831)
Net increase in loans	(78,823)	(14,360)

Net cash used in investing activities	(91,498)	(24,700)

FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings, net	9,690	(6,469)
Net increase in deposits	66,903	66,531
Dividends paid	(1,626)	(1,517)
Repurchase of treasury stock	(80)	(83)
Issuance of common stock	248	117
Reissuance of treasury stock	-	237

Net cash provided by financing activities	75,135	58,816

Net (decrease) increase in cash and cash equivalents	(11,091)	37,667

CASH AND CASH EQUIVALENTS:
Beginning of period	22,621	10,898

End of period	$11,530	$48,565

(continued)

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(in thousands)
	Six Months Ended June 30,
	2016	2015

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$3,717	$3,580

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	647	745
Deferred tax expense	125	191
Provision for loan losses (credit)	(168)	616
Loss on tax credit investment	2,139	-
Refundable state historic tax credit	(1,508)	-
Gain on loans sold	(44)	(81)
Stock options and restricted stock expense	270	263
Proceeds from sale of loans held for resale	3,514	9,772
Originations of loans held for resale	(3,477)	(10,295)
Changes in assets and liabilities affecting cash flow:
Other assets	(1,001)	(1,112)
Other liabilities	1,058	(128)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,272	$3,551

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

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

The results of operations for the three and six month periods ended June  30, 2016 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“10-K”).  The Company’s significant accounting policies are disclosed in Note 1 to the 10-K.

An accounting policy not discussed in Note 1 to the 10-K is the accounting for rehabilitation of historic properties tax credit investments.  In the typical structure of these transactions, the Bank will invest in a partnership that is incurring expenses related to the rehabilitation of a certified historic structure located in New York State.  At the time the historic structure is placed in service, the Bank is eligible for a federal and New York State tax credit.  At the same time, the Bank evaluates its investment, which is valued at the present value of the expected cash flows from its partnership interest.  If the investment is determined to be impaired, the Bank will record that impairment loss on its income statement in non-interest income.  The federal tax credit impact is included in the Company’s estimated effective tax rate calculation and recorded in income tax expense.  For New York State, any new credit earned from rehabilitated historic properties placed in service on or after January 1, 2015, not used in the current tax year will be treated as a refund or overpayment of tax to be credited to the next year’s tax.  Since the realization of the tax credit does not depend on the Bank’s generation of future taxable income or the Bank’s ongoing tax status or tax position, the credit is not considered an element of income tax accounting under ASC 740.    In such cases, the Bank would not record the credit as a reduction of income tax expense; rather, the Bank includes the refundable New York State tax credit in non-interest income.

2. SECURITIES

The amortized cost of securities and their approximate fair value at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$17,185	$285	$(2)	$17,468
States and political subdivisions	36,389	1,204	(10)	37,583
Total debt securities	$53,574	$1,489	$(12)	$55,051

Mortgage-backed securities:
FNMA	$16,369	$347	$-	$16,716
FHLMC	4,136	96	(19)	4,213
GNMA	2,862	52	(4)	2,910
CMO	29,934	330	(47)	30,217
Total mortgage-backed securities	$53,301	$825	$(70)	$54,056

Total securities designated as available for sale	$106,875	$2,314	$(82)	$109,107

Held to Maturity:
Debt securities
States and political subdivisions	$1,522	$14	$(17)	$1,519

Total securities designated as held to maturity	$1,522	$14	$(17)	$1,519

	December 31, 2015
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$21,914	$166	$(234)	$21,846
States and political subdivisions	36,838	874	(29)	37,683
Total debt securities	$58,752	$1,040	$(263)	$59,529

Mortgage-backed securities:
FNMA	$10,314	$160	$(25)	$10,449
FHLMC	4,629	61	(56)	4,634
GNMA	3,215	48	(27)	3,236
CMO	19,464	66	(237)	19,293
Total mortgage-backed securities	$37,622	$335	$(345)	$37,612

Total securities designated as available for sale	$96,374	$1,375	$(608)	$97,141

Held to Maturity:
Debt securities
States and political subdivisions	$1,617	$6	$(39)	$1,584

Total securities designated as held to maturity	$1,617	$6	$(39)	$1,584

Available for sale securities with a total fair value of $94 million and $86 million at June 30, 2016 and December 31, 2015, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY.  The Company had $16 million and $10 million in borrowed funds at FHLBNY at June 30, 2016 and December 31, 2015, respectively.  The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements.  As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY.  The Bank held $2 million and $1 million in FHLBNY stock at June 30, 2016 and December 31, 2015, respectively.  The Company regularly evaluates investments in FHLBNY for impairment, considering liquidity, operating performance, capital position, stock repurchase and dividend history.  As of June 30, 2016, the Bank’s investment in FHLBNY stock was not impaired.

The Bank, as a member of the Federal Reserve Bank (“FRB”) system, is currently required to purchase and hold shares of capital stock in the FRB in an amount equal to 6% of its capital and surplus. The Bank’s investment in FRB capital stock totaled $1.5 million at each of June 30, 2016 and December 31, 2015.   Based on the current capital adequacy and liquidity position of the FRB, management believes there is no impairment in the Company’s investment at June 30, 2016 and the cost of the investment approximates fair value.

The scheduled maturities of debt and mortgage-backed securities at June 30, 2016 and December 31, 2015 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	June 30, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$5,115	$5,149	$4,082	$4,142
Due after one year through five years	31,980	32,736	29,113	29,448
Due after five years through ten years	13,511	14,003	19,356	19,615
Due after ten years	2,968	3,163	6,201	6,324
	53,574	55,051	58,752	59,529

Mortgage-backed securities
available for sale	53,301	54,056	37,622	37,612

Total available for sale securities	$106,875	$109,107	$96,374	$97,141

Debt securities held to maturity:

Due in one year or less	$265	$264	$309	$308
Due after one year through five years	358	354	374	365
Due after five years through ten years	793	798	828	815
Due after ten years	106	103	106	96
	1,522	1,519	1,617	1,584

Total held to maturity securities	$1,522	$1,519	$1,617	$1,584

While the contractual maturities of our mortgage-backed securities generally exceed ten years, the Company expects the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities. The duration of the  investment securities portfolio decreased from 4.0 years at December 31, 2015 to 3.7 years at June 30, 2016.

Information regarding unrealized losses within the Company’s available for sale securities at June 30, 2016 and December 31, 2015 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	June 30, 2016

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$-	$-	$1,998	$(2)	$1,998	$(2)
States and political subdivisions	-	-	744	(10)	744	(10)
Total debt securities	$-	$-	$2,742	$(12)	$2,742	$(12)

Mortgage-backed securities:
FNMA	$-	$-	$-	$-	$-	$-
FHLMC	-	-	1,175	(19)	1,175	(19)
GNMA	-	-	347	(4)	347	(4)
CMO	3,270	(43)	1,400	(4)	4,670	(47)
Total mortgage-backed securities	$3,270	$(43)	$2,922	$(27)	$6,192	$(70)

Held To Maturity:
Debt securities:
States and political subdivisions	$582	$(5)	$430	$(12)	$1,012	$(17)

Total temporarily impaired
securities	$3,852	$(48)	$6,094	$(51)	$9,946	$(99)

	December 31, 2015

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$4,531	$(89)	$5,855	$(145)	$10,386	$(234)
States and political subdivisions	3,133	(6)	1,117	(23)	4,250	(29)
Total debt securities	$7,664	$(95)	$6,972	$(168)	$14,636	$(263)

Mortgage-backed securities:
FNMA	$3,856	$(25)	$-	$-	$3,856	$(25)
FHLMC	-	-	1,234	(56)	1,234	(56)
GNMA	1,161	(21)	471	(6)	1,632	(27)
CMO	8,996	(123)	3,661	(114)	12,657	(237)
Total mortgage-backed securities	$14,013	$(169)	$5,366	$(176)	$19,379	$(345)

Held To Maturity:
Debt securities:
States and political subdivisions	$626	$(11)	$495	$(28)	$1,121	$(39)

Total temporarily impaired
securities	$22,303	$(275)	$12,833	$(372)	$35,136	$(647)

Management has assessed the securities available for sale in an unrealized loss position at June 30, 2016 and December 31, 2015 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company had not recorded any other-than-temporary impairment (“OTTI”) charges as of June 30, 2016 and did not record any OTTI charges during 2015.  Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio going forward.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2016
Securities available-for-sale:
U.S. government agencies	$-	$17,468	$-	$17,468
States and political subdivisions	-	37,583	-	37,583
Mortgage-backed securities	-	54,056	-	54,056
Mortgage servicing rights	-	-	466	466

December 31, 2015
Securities available-for-sale:
U.S. government agencies	$-	$21,846	$-	$21,846
States and political subdivisions	-	37,683	-	37,683
Mortgage-backed securities	-	37,612	-	37,612
Mortgage servicing rights	-	-	557	557

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three and six month periods ended June 30, 2016 and 2015, respectively:

	Three months ended June 30,
(in thousands)	2016	2015
Mortgage servicing rights - April 1	$496	$497
Gains (losses) included in earnings	(56)	4
Additions from loan sales	26	64
Mortgage servicing rights - June 30	$466	$565

	Six months ended June 30,
(in thousands)	2016	2015
Mortgage servicing rights - January 1	$557	$518
Losses included in earnings	(125)	(41)
Additions from loan sales	34	88
Mortgage servicing rights - June 30	$466	$565

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	June 30, 2016	December 31, 2015
Servicing fees	0.25%	0.25%
Discount rate	9.52%	9.52%
Prepayment rate (CPR)	10.24%	8.55%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2016
Collateral dependent impaired loans	$-	-	16,848	$16,848

December 31, 2015
Collateral dependent impaired loans	$-	-	17,758	$17,758

Collateral dependent impaired loans

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $18.4 million, with a allowance for loan loss of $1.5 million, at June 30, 2016 compared with $19.5 million and $1.7 million, respectively, at December 31, 2015.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At each of June 30, 2016 and December 31, 2015, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$11,530	$11,530	$22,621	$22,621
Level 2:
Available for sale securities	109,107	109,107	97,141	97,141
FHLB and FRB stock	3,137	3,137	2,783	2,783
Level 3:
Held to maturity securities	1,522	1,519	1,617	1,584
Loans, net	840,533	859,300	761,101	772,472
Mortgage servicing rights	466	466	557	557

Financial liabilities:
Level 1:
Demand deposits	$187,774	$187,774	$183,098	$183,098
NOW deposits	88,993	88,993	83,674	83,674
Regular savings deposits	480,290	480,290	439,993	439,993
Level 2:
Securities sold under agreement to
repurchase	14,511	14,511	10,821	10,821
Other borrowed funds	16,000	16,120	10,000	9,874
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	112,828	114,117	96,217	96,975

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

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	June 30, 2016	December 31, 2015
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$108,405	$103,941
Commercial and multi-family	426,418	399,819
Construction-Residential	532	1,546
Construction-Commercial	72,981	60,892
Home equities	63,542	61,042
Total real estate loans	671,878	627,240

Commercial and industrial loans	179,210	144,330
Consumer and other loans	1,447	1,735
Net deferred loan origination costs	771	679
Total gross loans	853,306	773,984

Allowance for loan losses	(12,773)	(12,883)

Loans, net	$840,533	$761,101

The Bank sells certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages.  In the three month period ended June 30, 2016, the Bank sold mortgages to FNMA totaling $2.6 million, as compared with $7.1 million in mortgages sold to FNMA in the three month period ended June 30, 2015.  During the six month periods ended June 30, 2016 and 2015, the Bank sold $3.5 million and $9.7 million, respectively, to FNMA.  At June 30, 2016, the Bank had a loan servicing portfolio principal balance of $76 million upon which it earns servicing fees, as compared with $77 million at December 31, 2015.  The value of the mortgage servicing rights for that portfolio was $0.5 million at June 30, 2016 and $0.6 million at December 31, 2015.  At each of June 30, 2016 and December 31, 2015, there were $0.5 million in residential mortgage loans held-for-sale.  The Company had no commercial loans held-for-sale at June 30, 2016 or December 31, 2015.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.  Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging-off loans, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2015 are consistent with those utilized by the Company in the three and six month periods ended June 30, 2016.

Credit Quality Indicators

The Bank monitors the credit risk in its loan portfolio by reviewing certain credit quality indicators (“CQI”).  The primary CQI for its commercial mortgage and commercial and industrial (“C&I”) portfolios is the individual loan’s credit risk rating.  The following list provides a description of the credit risk ratings that are used internally by the Bank when assessing the adequacy of its allowance for loan losses:

•	1-3.2-Pass
•	4-Watch
•	5-O.A.E.M. (Other Assets Especially Mentioned) or Special Mention
•	6-Substandard
•	7-Doubtful
•	8-Loss

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

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

June 30, 2016
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$62,822	$342,539	$405,361	$112,730
4	5,640	68,289	73,929	51,658
5	339	8,802	9,141	7,967
6	4,180	6,788	10,968	6,855
7	-	-	-	-
Total	$72,981	$426,418	$499,399	$179,210

December 31, 2015
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
3	$42,383	$340,837	$383,220	$80,379
4	13,098	40,019	53,117	47,509
5	1,224	11,772	12,996	8,973
6	4,187	7,191	11,378	7,350
7	-	-	-	119
Total	$60,892	$399,819	$460,711	$144,330

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

June 30, 2016
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and industrial	$4,513	$71	$658	$5,242	$173,968	$179,210	$338	$4,936
Residential real estate:
Residential	-	143	636	779	107,626	108,405	159	725
Construction	-	-	-	-	532	532	-	-
Commercial real estate:
Commercial	-	2,624	2,644	5,268	421,150	426,418	1,212	3,465
Construction	5,000	239	4,181	9,420	63,561	72,981	-	4,181
Home equities	245	272	780	1,297	62,245	63,542	3	1,037
Consumer and other	18	14	7	39	1,408	1,447	7	13
Total Loans	$9,776	$3,363	$8,906	$22,045	$830,490	$852,535	$1,719	$14,357

NOTE: Loan balances do not include $771 thousand in net deferred loan origination costs as of June 30, 2016.

December 31, 2015
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and industrial	$160	$224	$66	$450	$143,880	$144,330	$40	$5,312
Residential real estate:
Residential	822	402	569	1,793	102,148	103,941	-	1,400
Construction	-	-	-	-	1,546	1,546	-	-
Commercial real estate:
Commercial	1,919	963	457	3,339	396,480	399,819	457	3,574
Construction	-	-	-	-	60,892	60,892	-	4,187
Home equities	253	236	267	756	60,286	61,042	-	1,058
Consumer and other	8	-	-	8	1,727	1,735	-	14
Total Loans	$3,162	$1,825	$1,359	$6,346	$766,959	$773,305	$497	$15,545

NOTE: Loan balances do not include $679 thousand in net deferred loan origination costs as of December 31, 2015.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment, for the six month periods ended June 30, 2016 and 2015:

June 30, 2016

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer	Residential Mortgages*	HELOC	Unallocated	Total
Allowance for loan
losses:
Beginning balance	$4,383	$7,135	$85	$909	$371	$-	$12,883
Charge-offs	(33)	-	(23)	-	-	-	(56)
Recoveries	55	51	7	-	1	-	114
Provision (Credit)	(210)	122	32	(146)	34	-	(168)
Ending balance	$4,195	$7,308	$101	$763	$406	$-	$12,773

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$324	$1,128	$40	$3	$18	$-	$1,513
Collectively evaluated
for impairment	3,871	6,180	61	760	388	-	11,260
Total	$4,195	$7,308	$101	$763	$406	$-	$12,773

Loans:
Ending balance:
Individually evaluated
for impairment	$4,985	$9,261	$40	$2,461	$1,614	$-	$18,361
Collectively evaluated
for impairment	174,225	490,138	1,407	106,476	61,928	-	834,174
Total	$179,210	$499,399	$1,447	$108,937	$63,542	$-	$852,535

* Includes construction loans

NOTE: Loan balances do not include $771 thousand in net deferred loan origination costs as of June 30, 2016.

June 30, 2015

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer	Residential Mortgages*	HELOC	Unallocated	Total
Allowance for loan
losses:
Beginning balance	$4,896	$5,650	$78	$941	$819	$149	$12,533
Charge-offs	(80)	(35)	(11)	-	-	-	(126)
Recoveries	57	23	6	1	-	-	87
Provision (Credit)	(228)	856	(2)	6	(16)	-	616
Ending balance	$4,645	$6,494	$71	$948	$803	$149	$13,110

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

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended June 30, 2016 and 2015:

June 30, 2016
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer	Residential Mortgages*	HELOC	Unallocated	Total
Allowance for loan
losses:
Beginning balance	$4,580	$7,442	$93	$696	$308	$-	$13,119
Charge-offs	(20)	-	(16)	-	-	-	(36)
Recoveries	48	13	4	-	1	-	66
Provision	(413)	(147)	20	67	97	-	(376)
Ending balance	$4,195	$7,308	$101	$763	$406	$-	$12,773

June 30, 2015
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer	Residential Mortgages*	HELOC	Unallocated	Total
Allowance for loan
losses:
Beginning balance	$4,989	$5,830	$70	$924	$815	$149	$12,777
Charge-offs	(80)	(35)	(5)	-	-	-	(120)
Recoveries	19	13	5	1	-	-	38
Provision	(283)	686	1	23	(12)	-	415
Ending balance	$4,645	$6,494	$71	$948	$803	$149	$13,110

Impaired Loans

The following tables provide data, at the class level, of impaired loans as of the dates indicated:

	At June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$4,266	$4,654	$-	$4,664	$119	$3
Residential real estate:
Residential	2,406	2,610	-	2,440	19	38
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	3,754	3,817	-	3,836	50	36
Construction	262	262	-	691	1	21
Home equities	1,398	1,459	-	1,420	22	13
Consumer	-	-	-	-	-	-
Total impaired loans	$12,086	$12,802	$-	$13,051	$211	$111

	At June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$719	$759	$324	$746	$22	$1
Residential real estate:
Residential	55	55	3	55	1	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	1,065	1,083	229	1,074	25	-
Construction	4,180	4,201	899	4,184	96	-
Home equities	216	223	18	218	6	-
Consumer	40	65	40	42	1	1
Total impaired loans	$6,275	$6,386	$1,513	$6,319	$151	$2

	At June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$4,985	$5,413	$324	$5,410	$141	$4
Residential real estate:
Residential	2,461	2,665	3	2,495	20	38
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	4,819	4,900	229	4,910	75	36
Construction	4,442	4,463	899	4,875	97	21
Home equities	1,614	1,682	18	1,638	28	13
Consumer	40	65	40	42	1	1
Total impaired loans	$18,361	$19,188	$1,513	$19,370	$362	$113

	At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,750	$1,811	$-	$1,945	$58	$47
Residential real estate:
Residential	2,444	2,555	-	2,474	90	63
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	3,888	3,908	-	3,930	27	179
Construction	834	834	-	834	-	31
Home equities	1,644	1,711	-	1,661	40	52
Consumer	-	-	-	-	-	-
Total impaired loans	$10,560	$10,819	$-	$10,844	$215	$372

	At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$3,572	$3,835	$552	$3,966	$255	$9
Residential real estate:
Residential	55	55	2	55	1	2
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	1,083	1,083	235	1,083	4	42
Construction	4,188	4,201	911	4,188	29	166
Home equities	-	-	-	-	-	-
Consumer	42	57	42	45	2	6
Total impaired loans	$8,940	$9,231	$1,742	$9,337	$291	$225

	At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$5,322	$5,646	$552	$5,911	$313	$56
Residential real estate:
Residential	2,499	2,610	2	2,529	91	65
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	4,971	4,991	235	5,013	31	221
Construction	5,022	5,035	911	5,022	29	197
Home equities	1,644	1,711	-	1,661	40	52
Consumer	42	57	42	45	2	6
Total impaired loans	$19,500	$20,050	$1,742	$20,181	$506	$597

Non-performing loans

The following table sets forth information regarding non-performing loans as of the dates specified:

	June 30, 2016	December 31, 2015
	(in thousands)
Non-accruing loans:
Commercial and industrial loans	$4,936	$5,312
Residential real estate:
Residential	725	1,400
Construction	-	-
Commercial real estate:
Commercial and multi-family	3,465	3,574
Construction	4,181	4,187
Home equities	1,037	1,058
Consumer loans	13	14
Total non-accruing loans	$14,357	$15,545

Accruing loans 90+ days past due	1,719	497
Total non-performing loans	$16,076	$16,042

Total non-performing loans
to total assets	1.57%	1.71%
Total non-performing loans
to total loans	1.88%	2.07%

Troubled debt restructurings

The Company had $5.1 million and $5.8 million in loans that were restructured in a troubled debt restructuring (“TDR”) at June 30, 2016 and December 31, 2015, respectively.  Of those balances, $1.1 million and $1.8 million were in non-accrual status at June 30, 2016 and December 31, 2015, respectively.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of June 30, 2016, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	June 30, 2016
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$516	$467	$49	$166
Residential real estate:
Residential	1,860	124	1,736	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	1,676	323	1,353	-
Construction	262	-	262	-
Home equities	755	178	577	-
Consumer loans	27	-	27	27
Total troubled restructured loans	$5,096	$1,092	$4,004	$193

	December 31, 2015
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$517	$508	$9	$165
Residential real estate:
Residential	1,789	689	1,100	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	1,732	334	1,398	-
Construction	834	-	834	-
Home equities	867	281	586	-
Consumer loans	28	-	28	28
Total troubled restructured loans	$5,767	$1,812	$3,955	$193

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

There was no TDR activity for the three-month periods ended June 30, 2016 and 2015.

The following table shows the data for TDR activity by type of concession granted to the borrower for the six month periods ended June 30, 2016 and 2015:

	Six months ended June 30, 2016			Six months ended June 30, 2015
	(in thousands)			(in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	-	$-	$-	3	$541	$541
Extension of maturity	1	24	24	-	-	-
Term-out line of credit	1	20	20	-	-	-
Residential Real Estate & Construction:
Extension of maturity	1	95	95	-	-	-
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities
Consumer loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off.  The following table presents loans which were classified as TDRs during the previous 12 months which defaulted during the three and six month periods ended June 30, 2016 and 2015:

	Three months ended June 30, 2016		Three months ended June 30, 2015
	(in thousands)		(in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	-	$-	-	$-
Residential Real Estate:
Residential	-	-	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and multi-family	-	-	1	245
Construction	-	-	-	-
Home Equities	-	-	-	-
Consumer loans	-	-	-	-

	Six months ended June 30, 2016		Six months ended June 30, 2015
	(in thousands)		(in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	-	$-	-	$-
Residential Real Estate:
Residential	-	-	-	-
Construction	-	-	-	-
Commercial Real Estate:
Commercial and multi-family	-	-	1	245
Construction	-	-	-	-
Home Equities	-	-	1	19
Consumer loans	-	-	-	-

5. PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three and six month periods ended June 30, 2016, the Company had an average of 62,419 and 63,654 dilutive shares outstanding, respectively.  The Company had an average of 75,354 and 76,227 dilutive shares outstanding for the three and six months periods ended June 30, 2015, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share.  For both the three and six month periods ended June 30, 2016, there was an average of 83,960 anti-dilutive shares outstanding, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.  For the three and sixth month periods ended June 30, 2015, there were 37,800 and 38,215 potentially anti-dilutive shares outstanding, respectively.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and six month periods ended June 30, 2016 and 2015:

	Balance at March 31, 2016	Net Change	Balance at June 30, 2016
	(in thousands)
Net unrealized gain on investment securities	$1,124	$260	$1,384
Net defined benefit pension plan adjustments	(2,245)	40	(2,205)
Total	$(1,121)	$300	$(821)

	Balance at March 31, 2015	Net Change	Balance at June 30, 2015
	(in thousands)
Net unrealized gain on investment securities	$1,242	$(637)	$605
Net defined benefit pension plan adjustments	(2,390)	42	(2,348)
Total	$(1,148)	$(595)	$(1,743)

	Balance at December 31, 2015	Net Change	Balance at June 30, 2016
	(in thousands)
Net unrealized gain (loss) on investment securities	$475	$909	$1,384
Net defined benefit pension plan adjustments	(2,285)	80	(2,205)
Total	$(1,810)	$989	$(821)

	Balance at December 31, 2014	Net Change	Balance at June 30, 2015
	(in thousands)
Net unrealized gain on investment securities	$911	$(306)	$605
Net defined benefit pension plan adjustments	(2,419)	71	(2,348)
Total	$(1,508)	$(235)	$(1,743)

	Three months ended June 30, 2016			Three months ended June 30, 2015
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain on investment securities:
Unrealized gain on investment securities	$419	$(159)	$260	$(1,041)	$404	$(637)
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-	-	-	-
Net change	419	(159)	260	(1,041)	404	(637)

Defined benefit pension plan adjustments:
Net actuarial gain (loss)	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	8	(3)	5	9	(4)	5
Amortization of actuarial loss (a)	56	(21)	35	52	(15)	37
Net change	64	(24)	40	61	(19)	42

Other Comprehensive Income (Loss)	$483	$(183)	$300	$(980)	$385	$(595)

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

	Six months ended June 30, 2016			Six months ended June 30, 2015
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities	$1,465	$(556)	$909	$(500)	$194	$(306)
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-	-	-	-
Net change	1,465	(556)	909	(500)	194	(306)

Defined benefit pension plan adjustments:
Net actuarial gain (loss)	$-	$-	$-	$-	$-	$-
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	16	(6)	10	16	(6)	10
Amortization of actuarial loss (a)	112	(42)	70	100	(39)	61
Net change	128	(48)	80	116	(45)	71

Other Comprehensive Income (Loss)	$1,593	$(604)	$989	$(384)	$149	$(235)

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities.  The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2016 and 2015.

	Three months ended June 30, 2016
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$8,549	$(33)	$8,516
Provision for loan losses (credit)	(376)	-	(376)
Net interest income (expense) after
provision for loan losses	8,925	(33)	8,892
Non-interest income	708	-	708
Insurance service and fees	116	1,456	1,572
Non-interest expense	7,551	1,168	8,719
Income before income taxes	2,198	255	2,453
Income tax provision	352	98	450
Net income	$1,846	$157	$2,003

	Three months ended June 30, 2015
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$7,677	$(29)	$7,648
Provision for loan losses	415	-	415
Net interest income (expense) after
provision for loan losses	7,262	(29)	7,233
Non-interest income	1,655	-	1,655
Insurance service and fees	191	1,630	1,821
Non-interest expense	7,089	1,152	8,241
Income before income taxes	2,019	449	2,468
Income tax provision	616	177	793
Net income	$1,403	$272	$1,675

	Six months ended June 30, 2016
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$16,840	$(64)	$16,776
Provision for loan losses (credit)	(168)	-	(168)
Net interest income (expense) after
provision for loan losses	17,008	(64)	16,944
Non-interest income	1,954	-	1,954
Insurance service and fees	232	3,088	3,320
Non-interest expense	14,878	2,369	17,247
Income before income taxes	4,316	655	4,971
Income tax provision	1,002	252	1,254
Net income	$3,314	$403	$3,717

	Six months ended June 30, 2015
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$15,286	$(57)	$15,229
Provision for loan losses	616	-	616
Net interest income (expense) after
provision for loan losses	14,670	(57)	14,613
Non-interest income	2,892	-	2,892
Insurance service and fees	353	3,297	3,650
Non-interest expense	13,570	2,183	15,753
Income before income taxes	4,345	1,057	5,402
Income tax provision	1,410	412	1,822
Net income	$2,935	$645	$3,580

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

	June 30,	December 31,
	2016	2015
	(in thousands)

Commitments to extend credit	$214,211	$206,346
Standby letters of credit	3,566	3,794
Total	$217,777	$210,140

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer.  The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets.  Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank.  The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first six months of 2016 or during 2015.

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

The Bank contributed $140 thousand to the defined benefit pension plan in the six months of 2016.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and six month periods ended June 30, 2016 and 2015:

	Three months ended June 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2016	2015	2016	2015

Service cost	$-	$-	$47	$49
Interest cost	55	52	36	37
Expected return on plan assets	(66)	(77)	-	-
Amortization of prior service cost	-	-	8	9
Amortization of the net loss	22	18	34	34
Net periodic cost (benefit)	$11	$(7)	$125	$129

	Six months ended June 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2016	2015	2016	2015

Service cost	$-	$-	$94	$97
Interest cost	110	103	72	74
Expected return on plan assets	(131)	(154)	-	-
Amortization of prior service cost	-	-	16	16
Amortization of the net loss	44	35	68	65
Net periodic cost (benefit)	$23	$(16)	$250	$252

10.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  The objective of this ASU is to require entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This ASU will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company does not expect the standard to have a material impact on its ongoing financial reporting.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  The main objective of this ASU is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years.  The ASU will not impact results of operations or the financial position of the Company, but will impact its fair value disclosures in the notes to the financial statements.

ASU 2016-02, Leases.  The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to meet that objective.  The main difference between previous GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  Under this new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  Information about the Company’s operating lease obligations is disclosed in Note 16 to the Company’s Financial Statements on Form 10-K for the year ended December 31, 2015.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact of the standard on its financial reporting.

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

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.  Current generally accepted accounting principles (GAAP) require an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold.  The main objective of this ASU (commonly known as the Current Expected Credit Loss Impairment Model, or CECL, in the industry) is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in CECL replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The amendments in CECL are effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Board expects that an entity will be able to leverage its current systems and methods for recording the allowance for credit losses.  However, many financial institutions, particularly community banks similar in size to the Company and industry groups like the American Bankers Association, have expressed concern about the impact of CECL.  The life of loan loss concept presents complexities that can decrease capital, and add both volatility to ALLL estimates and additional costs.  CECL may increase the ALLL, though many factors will determine the impact for each bank.  Changes in expectations of future economic conditions play a large role in CECL and can significantly affect the credit loss estimate.  While OCC estimates made in 2012 indicated 30% to 50% increase, more recent bank analyst projections were far lower.  A challenge for the Company could be the operational impact.  Costly new systems and process to track loan performance may need to be purchased or developed.  Significant procedural challenges may be faced both in implementation and on an ongoing basis.  The total impact of CECL to the Company’s financial statements is unknown but may be material.  Implementation of CECL will be a significant project for the Company through the projected implementation of January 1, 2020.

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

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is performed annually as of December 31st.  No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value.  There were no triggering events in the six month period ended June 30, 2016 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total loans grew to $853 million at June 30, 2016, a $56 million or 7% increase from total loans of $797 million at March 31, 2016 and a  $79 million or 10% increase from $774 million at December 31, 2015.

Loans secured by real estate were $672 million at June 30, 2016, reflecting a $29 million or 5% increase from $643 million at March 31, 2016 and a $45 million or 7% increase from $627 million at December 31, 2015.  Commercial and multi-family real estate loans were $426 million at June 30, 2016, $20 million higher than $406 million at March 31, 2016.  The portfolio was $400 million at the previous year-end.  Commercial construction loans also experienced strong growth, and were up 20% or $12 million during the first six months of 2016 to $73 million at June 30, 2016, including $4 million of growth in the second quarter of 2016.  The Company’s footprint in Western New York has continued to experience strong commercial real estate and commercial construction loan demand.

In the second quarter of 2016, residential mortgage originations of $10 million were higher than the previous quarter’s originations of $5 million and equal to the $10 million in last year’s second quarter.  This trend reflects the typical seasonal increase in residential mortgage originations in the second quarter when compared with the first quarter.  Residential mortgages sold in the second quarter of 2016 equated to approximately 25% of the residential mortgages originated by the Company during this quarter, as compared with 19% of residential mortgages originated during the first quarter of 2016 and 68% in the second quarter of 2015.  The Company originated $15 million in residential mortgages in the first six months of 2016 and sold 23% of those loans, compared with $17 million and 57%, respectively, in the first six months of 2015.  The Company retained more of the mortgages it originated during the first half of 2016 compared with the prior year period as a way to diversify its assets.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio.  The C&I portfolio grew to $179 million at June 30, 2016, representing a $28 million or 19% increase from $151 million at March 31, 2016 and $35 million or 24% higher than the $144 million balance at December 31, 2015.

Credit Quality of Loan Portfolio

Total non-performing loans, defined as accruing loans greater than 90 days past due and non-accrual loans, totaled $16 million, or 1.88% of total loans outstanding at June 30, 2016, compared with $18 million, or 2.25% of total loans outstanding, as of March 31, 2016 and $16 million, or 2.07% of total loans outstanding, as of December 31, 2015.  The $2 million decrease in non-performing loans as compared to the previous quarter-end was due to a single commercial real estate loan moving from 90 days past due and accruing to performing status.  Loans 90 days past due and still accruing are considered well secured and in the process of collection and are, therefore, not impaired and in nonaccrual status.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, was $35 million at June 30, 2016, a $6 million decline from $41 million at each of March 31, 2016 and December 31, 2015.  Two commercial loan relationships for a total of $4 million were upgraded during the second quarter of 2016, accounting for most of the decrease in criticized loans.  As noted in Note 4 to the Company’s Unaudited Financial Statements included in Part I of this Quarterly Report on Form 10-Q, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss categorized as “criticized” credits rather than “pass” or “watch” credits.

The allowance for loan losses totaled $13 million or 1.50% of total loans outstanding at June 30, 2016, compared with $13 million or 1.65% of total loans outstanding as of March 31, 2016 and $13 million or 1.66% of total loans outstanding at December 31, 2015.  The decrease in the allowance to loan ratio reflected strong loan growth and a decrease in the allowance.  In the second quarter, the Company released $0.4 million in allowance due to several factors, including an improved collateral position on an impaired loan, a sustained period of low charge-offs, and the decrease in the criticized loan portfolio.  The net charge-off (recovery) ratio for the second quarter of 2016 was (0.01)% of average net loans, compared with a ratio of (0.02)% and 0.05% in the first quarter of 2016 and second quarter of 2015, respectively.

Investing Activities

Total securities were $111 million at June 30, 2016, compared with $116 million at March 31, 2016 and $99 million at December 31, 2015.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, decreased to $1 million at June 30, 2016 from $22 million at March 31, 2016 and $11 million at December 31, 2015.  The Company experienced strong loan growth in the second quarter.  This resulted in the sharp decrease in short-term interest-bearing deposits at banks.  In addition, there was slight run-off in the investment securities portfolio as management decided not to leverage the balance sheet given the uncertain rate environment at the end of the second quarter.  Securities and interest-bearing deposits at correspondent banks made up 14% of the Bank’s total average interest earning assets in the second quarter of 2016, consistent with the ratio in the first quarter of 2016, but lower than 18% in last year’s second quarter.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities at 49% of total investment securities at June 30, 2016, compared with 44% at March 31, 2016 and 38% at December 31, 2015.  The concentration in tax-advantaged debt securities issued by state and political subdivisions and U.S. government-sponsored agency bonds was 35% and 16%, respectively, of the total securities portfolio at June 30, 2016, compared with 34% and 22% at March 31, 2016 and 40% and 22% at December 31, 2015.

Management believes that the credit quality of the securities portfolio as a whole is strong, as the portfolio has no individual securities in a significant unrealized loss position.  Interest rates decreased in each of the first two quarters of 2016,  resulting in an increase in the net unrealized gain position of the available-for-sale investment portfolio to $2.2 million at June 30, 2016 from $1.8 million at March 31, 2016 and $0.8 million at December 31, 2015.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at June 30, 2016 were $870 million, a $21 million or 2% increase from $849 million at March 31, 2016 and a $67 million or 8% increase from $803 million at December 31, 2015.  The growth in the current quarter was in savings deposits of $17 million and demand deposits of $13 million, offset by declines in NOW deposits of $7 million and time deposits of $2 million.  With impending market disruption in the Western New York market due to a significant publicly-announced merger between two of the Company’s competitors, the Company has maintained promotional savings deposit rates in an effort to attract new customers.  The decline in NOW deposits reflects the seasonality of deposits by the Company’s municipal customers.  The time deposit portfolio had slight run-off as promotional rates expired and inflows slowed during the quarter.  Due to the transactional nature of demand deposits, average balances are a useful metric to meaningfully measure sustained growth rates.  Average demand deposits were $178 million in the current quarter, a 1% increase from $176 million in the first quarter of 2016 and 10% higher than the $163 million average balance in the second quarter of 2015.  Most of the Company’s demand deposit growth has been with commercial customers.

The $67 million deposit growth since the previous year-end reflects growth across all product categories including savings deposits of $40 million, time deposits of $17 million, NOW deposits of $5 million, and demand deposits of $5 million.  In addition to the promotional savings rates sustained through the year to date, the Company also ran promotional time deposit rates in the first quarter resulting in 20% growth in that portfolio during that quarter.  The increase in core transactional NOW and demand deposit accounts reflects an increase in commercial deposits.

The Company had $16 million other borrowings at June 30, 2016, which consisted of $10 million in a long-term advance with the FHLBNY scheduled to mature in 2020, and $6 million in overnight borrowings.  Other borrowings were $10 million at each of March 31, 2016 and December 31, 2015.  The Company drew on its overnight line of credit during the second quarter as a funding source for its loan growth.

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

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$801,115	$8,878	4.43%	$691,608	$7,934	4.59%
Taxable securities	76,817	561	2.92%	68,568	429	2.50%
Tax-exempt securities	38,793	222	2.29%	35,073	240	2.74%
Interest bearing deposits at banks	15,916	33	0.83%	51,094	33	0.26%

Total interest-earning assets	932,641	$9,694	4.16%	846,343	$8,636	4.08%

Non interest-earning assets:

Cash and due from banks	12,001			12,365
Premises and equipment, net	11,310			10,146
Other assets	42,228			41,885

Total Assets	$998,180			$910,739

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$88,966	$78	0.35%	$78,979	$84	0.43%
Regular savings	473,791	606	0.51%	430,930	404	0.38%
Time deposits	114,545	352	1.23%	105,051	372	1.42%
Other borrowed funds	10,854	44	1.62%	9,444	41	1.74%
Junior subordinated debentures	11,330	91	3.21%	11,330	82	2.89%
Securities sold U/A to repurchase	13,847	7	0.20%	10,759	5	0.19%

Total interest-bearing liabilities	713,333	$1,178	0.66%	646,493	$988	0.61%

Noninterest-bearing liabilities:
Demand deposits	178,106			162,632
Other	13,142			13,665
Total liabilities	$904,581			$822,790

Stockholders' equity	93,599			87,949

Total Liabilities and Equity	$998,180			$910,739

Net interest earnings		$8,516			$7,648

Net interest margin			3.65%			3.61%

Interest rate spread			3.50%			3.47%

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$786,862	$17,608	4.48%	$687,139	$15,746	4.58%
Taxable securities	70,809	938	2.65%	68,468	835	2.44%
Tax-exempt securities	38,547	460	2.39%	33,799	477	2.82%
Interest bearing deposits at banks	17,400	44	0.51%	28,998	34	0.23%

Total interest-earning assets	913,618	$19,050	4.17%	818,404	$17,092	4.18%

Non interest-earning assets:

Cash and due from banks	12,368			11,924
Premises and equipment, net	11,201			10,155
Other assets	42,388			42,304

Total Assets	$979,575			$882,787

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$88,583	$163	0.37%	$78,026	$163	0.42%
Regular savings	460,551	1,137	0.49%	400,648	673	0.34%
Time deposits	111,751	695	1.24%	108,615	807	1.49%
Other borrowed funds	10,636	88	1.65%	9,304	49	1.05%
Junior subordinated debentures	11,330	178	3.14%	11,330	160	2.82%
Securities sold U/A to repurchase	13,169	13	0.20%	12,053	11	0.18%

Total interest-bearing liabilities	696,020	$2,274	0.65%	619,976	$1,863	0.60%

Noninterest-bearing liabilities:
Demand deposits	177,091			161,013
Other	13,511			14,222
Total liabilities	$886,622			$795,211

Stockholders' equity	92,953			87,576

Total Liabilities and Equity	$979,575			$882,787

Net interest earnings		$16,776			$15,229

Net interest margin			3.67%			3.72%

Interest rate spread			3.52%			3.58%

Net Income

Net income was $2.0 million, or $0.46 per diluted share, in the second quarter of 2016, compared with $1.7 million, or $0.40 per diluted share, in the first quarter of 2016 and $1.7 million, or $0.39 per diluted share, in last year’s second quarter.  The increase reflects a decrease in the Company’s allowance for loan losses and improved net interest income, offset by lower non-interest income and higher non-interest expenses.  Return on average equity was 8.56% for the second quarter of 2016 compared with 7.43% in the previous quarter and 7.62% in the second quarter of 2015.

The Company had net income of $3.7 million, or $0.86 per diluted share, in the first six months of 2016, a 4% increase from $3.6 million, or $0.83 per diluted share, in the comparable period of 2015.

Other Results of Operations – Quarterly Comparison

Net interest income was $8.5 million in the second quarter of 2016, an increase of $0.3 million or 3% from the first quarter of 2016 and $0.9 million or 11% from the prior-year second quarter, reflecting strong loan and demand deposit growth.  The Company’s commercial loan portfolio continues to grow at significant rates as average commercial loans (including both commercial and industrial and commercial real estate loans) were $642 million in the second quarter, up 4% from $616 million in the first quarter of 2016 and 18% from $543 million in the second quarter of 2015.

Net interest margin of 3.65% declined 4 basis points from the 2016 first quarter, but improved 4 basis points from the second quarter of last year.   The decline in margin from the first quarter of 2016 reflects a continued decrease in loan yields as market rates remained historically low in a highly competitive market.  The improvement in net interest margin in the current quarter compared with last year’s second quarter is due to a shift in interest-earning assets mix as average loans grew 16% and comprised 86% of average interest-earning assets in the second quarter of 2016, compared with 82% in the second quarter of 2015.

The Company released $0.4 million in allowance for loan losses, compared with a provision for loan losses of $0.2 million in the first quarter of 2016 and a provision of $0.4 million in last year’s second quarter.  There were several factors that resulted in the Company releasing reserves this quarter, including an improved collateral position on an impaired loan, a sustained period of low charge-offs, and the upgrade of several large criticized loan relationships.

Non-interest income was $2.3 million in the second quarter, down from $3.0 million in the first quarter of 2016 and $3.5 million in the prior year second quarter.  The primary reason for the decrease was a $2.1 million loss on a tax credit investment in a community-based project.  The loss on the investment was offset by a $1.5 million refundable state tax credit in non-interest income and $0.6 million in tax benefits realized in income tax expense during the second quarter.  The Company expects to recognize additional tax benefits of $0.5 million during the third and fourth quarters of 2016.  Additionally, insurance agency revenue of $1.6 million was down $0.2 million from the 2016 first quarter due to a seasonal decrease in profit sharing revenue.  Insurance agency revenue was also down $0.2 million from last year’s second quarter, primarily due to last year’s high level of claims adjustment fees earned for services provided to assess damages of local properties impacted by the previous year’s severe winter.  This decrease over the second quarter of 2015 was somewhat offset by increases in the core insurance revenue lines of personal and commercial property and casualty insurance.  Other non-interest income was $0.8 million, compared with $0.7 million in the first quarter of 2016 and $1.1 million in last year’s second quarter.  The decline from the prior year period is predominantly due to a decline in the Company’s mortgage servicing rights asset and the run-off of data center income.

Total non-interest expense was $8.7 million in the second quarter of 2016, an increase of $0.2 million or 2% from the first quarter of 2016 and $0.5 million or 6% from the prior-year period.  Salaries and benefits costs, the largest expense category for the Company, were $5.5 million in the current quarter.  This was flat when compared with the first quarter of 2016, but $0.4 million or 8% higher than the second quarter in the previous year.  The lack of increase in salaries and benefits costs from the previous quarter reflects stabilization in the number of employees at the Company.  The increase from last year’s second quarter reflects annual merit increases and strategic hires to support the Company’s continued growth, including new commercial loan officers, business development officers and related support staff.

The efficiency ratio for the current quarter was 76.3%, compared with 75.8% in the first quarter of 2016 and 74.1% in last year’s second quarter.  The calculation of the efficiency ratio excludes the net impact of the tax credit investment.    The increase in the ratio reflects increased non-interest expenses and decreases in non-interest income.  The impact of those trends is somewhat offset by the increases in net interest income.

Income tax expense of $0.5 million was recognized for the second quarter of 2016, compared with an income tax expense of $0.8 million in each of the first quarter of 2016 and the second quarter of 2015.  The effective tax rate for the quarter was 18.3%, compared with 31.9% in the first quarter of 2016 and 32.1% in the second quarter of 2015.   The decrease in the effective tax rate reflects the impact of the historic tax credit transaction referred to above.  The Company expects the effective tax rate for the remainder of 2016 to more closely reflect the year-to-date effective tax rate of 25.2%.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $16.8 million for the first six months of 2016, a $1.5 million or 10% increase from the first six months of 2015.  The increase in net interest income is attributable to a $95 million or 12% increase in average interest-earning assets, somewhat offset by a decrease in net interest margin as described below.  The increase in average interest-earning assets reflects average loan growth of $100 million or 15% to $787 million during the first half of 2016.  Most of the growth was in commercial loans, including $67 million in average commercial real estate loans and $23 million in commercial and industrial loans.

The Company’s net interest margin decreased 5 basis points from 3.72% in the first six months of 2015 to 3.67% in the first six months of 2016.  The yield on average interest-earning assets decreased 1 basis point from 4.18% to 4.17%.  Average loan yields decreased 10 basis points from 4.58% to 4.48%.  The decline in the yield on interest-earning assets was less than the decrease in average loan yields due to a shift in the mix of interest-earning assets.  Average loans were 86% of total average interest-earnings assets in the first six months of 2016, compared with 84% in the first six months of the prior year.  Loans have earned higher yields than investment securities and short-term interest-earning cash over the past two years.  The cost of interest-bearing liabilities was 0.65% for the first half of 2016, 5 basis points higher than the 0.60% rate for the first six months of 2015. The increased rate reflected a higher average savings rate of 0.49% in the year to date period ended June 30, 2016, compared with 0.34% in the comparable period in 2015.  Average savings deposit rates have increased as the product with the highest growth rate in the savings deposit portfolio has been at a promotional rate in 2016 in an effort to attract new customers at a time of disruption in the Company’s footprint due to bank merger activity.

The Company released $0.2 million in allowance for loan losses in the six-month period ended June 30, 2016, compared with a provision for loan losses of $0.6 million in the first six months of 2015.  The year-over-year decrease is attributable to an improved collateral position on an impaired loan, a sustained period of low charge-offs, and the upgrade of several large criticized loan relationships.

Non-interest income for the first six months of 2016 decreased $1.3 million from the prior year period to $5.3 million.  The decrease was predominantly a result of the $2.1 million loss on the historic tax credit referred to above, offset by a $1.5 million refundable state tax credit in non-interest income and $0.6 million in tax benefits realized in income tax expense during the second quarter.  Additionally, insurance service and fee revenue, the largest component of non-interest income, was $3.3 million for the six-month period ended June 30, 2016, down from $3.7 million in the comparable period of the prior year.  The decline was primarily due to last year’s high level of claims adjustment fees earned for services provided to assess damages of local properties impacted by the previous year’s severe winter.  This decrease was somewhat offset by increases in the core insurance revenue lines of personal and commercial property and casualty insurance.  Other non-interest income was $0.8 million for the first half of 2016, compared with $1.1 million in the first six months of 2015.  The decline from the prior year period is predominantly due to a decline in the Company’s mortgage servicing rights asset and the run-off of data center income.

Total non-interest expense increased to $17.2 million in the first six months of 2016, 9% higher than the six-month period ended June 30, 2015.  The increase was mostly attributable to an increase in salaries and employee benefits costs.  Salaries and employee benefits costs were $11.0 million for the first six months of 2016, a $1.1 million or 11% increase from $9.9 million in the prior year period.  The year-over-year increase in salary and benefits expense reflects annual merit increases and personnel hires to support the Company’s growth strategy.  Technology and communications expenses increased $0.2 million to $0.8 million, reflecting additional expense related to the Company’s conversion to a new core banking system in 2016.

The Company’s efficiency ratio for the first six months of 2016 was 76.0%, compared with 72.4% during the prior-year period.  The increase reflects the increase in non-interest expenses and decrease in non-interest income, somewhat offset by the increase in net interest income.

An income tax expense of $1.3 million was recognized for the six-month period ended June 30, 2016, compared with $1.8 million in the first six months of 2015.  The difference reflected a $0.6 million tax credit benefit realized in the current quarter relating to the historic tax credit investment in a community project discussed previously.  The effective tax rate for the first six months of 2016 was 25.2%, compared with 33.7% in the comparable 2015 period.  Excluding the impact of the historic tax credit and the write-off of the tax credit investment recognized in non-interest income, the current year-to-date effective tax rate was 32.4%.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a  Tier 1 leverage ratio of 10.06% at June 30, 2016, compared with 10.18% and 10.45% at March 31, 2016 and December 31, 2015, respectively.  New minimum capital ratios, known as “Basel III”, became effective for the Company and the Bank on January 1, 2015 and will be fully phased-in on January 1, 2019.  As of June 30, 2016, the Company and the Bank met all applicable capital adequacy requirements under the Basel III capital rules.

Book value per share of the Company’s common stock was $22.11 at June 30, 2016, compared with $21.44 at December 31, 2015.  Tangible book value per share (a non-GAAP measure) at June 30, 2016 was $20.22, compared with $19.53 at December 31, 2015.

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

A reconciliation of this non-GAAP financial measure, tangible book value per share, to the most directly comparable GAAP financial measure, book value, is set forth in the following table:

($ in thousands, except per share data)	June 30, 2016	December 31, 2015

Stockholders' equity ("book value")	$94,789	$91,256
Goodwill (related to insurance agency reporting unit)	(8,101)	(8,101)
Tangible book value (non-GAAP)	$86,688	$83,155
Number of common shares outstanding	4,286,939	4,257,179
Tangible book value per share	$20.22	$19.53

On February 16, 2016, the Company declared a cash dividend of $0.38 per share on the Company’s outstanding common stock.  The dividend was paid on April 5, 2016 to shareholders of record as of March 15, 2016.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Advances of up to $212.4 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $14.0 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At June 30, 2016, approximately 5% of the Bank’s securities had contractual maturity dates of one year or less and approximately 35% had maturity dates of five years or less.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases.  At June 30, 2016, in the Company’s internal stress test, the Company had net short-term liquidity of $218 million as compared with $282.0 million at December 31, 2015, due to the usage of cash for loan growth.  Available assets of $115 million, divided by public and purchased funds of $140 million, resulted in a long-term liquidity ratio of 82% at June 30, 2016, compared with 102% at December 31, 2015.

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
	(in thousands)

	June 30, 2016	December 31, 2015
Changes in interest rates

+200 basis points	$1,504	$1,034
+100 basis points	2,293	1,856

-100 basis points	NM	NM
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of June 30, 2016 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the second quarter of 2016, the Company implemented changes that materially affected its internal controls over financial reporting. The Company converted its core banking system, which records all loan and deposit activity, to a different system provided by a third-party vendor.  The conversion to a new core system was made in the ordinary course of business to enhance the technology capabilities of the Company and not in response to an identified significant deficiency or material weakness. Other than changes relating to the core conversion, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2013, the Company announced it had been authorized by its Board of Directors to purchase up to 100,000 shares of the Company’s outstanding common stock.  In the second quarter of 2016, the Company purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 2016:
April 1, 2016 - April 30, 2016	-	$-	-	18,492
May 2016:
May 1, 2016 - May 31, 2016	-	$-	-	18,492
June 2016:
June 1, 2016 - June 30, 2016	3,280	$24.45	3,280	15,212

Total:	3,280	$24.45	3,280	15,212

(1)

On March 25, 2013, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock.  The repurchase program has no fixed expiration date but may be suspended or discontinued at any time.  The maximum number of shares that may be purchased under this program as of June 30, 2016 was 15,212.

(2)

The shares purchased in the second quarter of 2016 represent a privately negotiated transaction based on the average closing price of a share of the Company’s common stock on the NYSE MKT for the twenty trading days immediately preceding June 17, 2016.

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

                                                                             Evans Bancorp, Inc.

DATE

August 4, 2016

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

August 4, 2016

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Name

10.1	Evans Bancorp, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 29, 2016).

31.1	Certification of Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18
USC Section 1350 Chapter 63 of Title 18, United States Code,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18
USC Section 1350 Chapter 63 of Title 18, United States Code,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – June 30, 2016 and December 31, 2015; (ii) Unaudited Consolidated Statements of Income – Three months ended June 30, 2016 and 2015; (iii) Unaudited Consolidated Statements of Income – Six months ended June 30, 2016 and 2015; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended June 30, 2016 and 2015; (v) Unaudited Statements of Consolidated Comprehensive Income – Six months ended June 30, 2016 and 2015; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Six months ended June 30, 2016 and 2015; (vii) Unaudited Consolidated Statements of Cash Flows – Six months ended June 30, 2016 and 2015; and (vii) Notes to Unaudited Consolidated Financial Statements.