Form 10-Q
period 2016-09-30
EVANS BANCORP INC
filed 2016-11-02
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    September 30, 2016

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

Common Stock, $.50 par value 4,292,114 shares as of November 2, 2016

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$14,830	$11,813
Interest-bearing deposits at banks	4,397	10,808
Securities:
Available for sale, at fair value (amortized cost: $101,758 at September 30, 2016;	103,385	97,141
$96,374 at December 31, 2015)
Held to maturity, at amortized cost (fair value: $1,475 at September 30, 2016;	1,474	1,617
$1,584 at December 31, 2015)
Federal Home Loan Bank common stock, at cost	3,220	1,296
Federal Reserve Bank common stock, at cost	1,510	1,487
Loans, net of allowance for loan losses of $13,712 at September 30, 2016
and $12,883 at December 31, 2015	899,140	761,101
Properties and equipment, net of accumulated depreciation of $16,693 at September 30, 2016
and $15,799 at December 31, 2015	11,485	11,051
Goodwill	8,101	8,101
Bank-owned life insurance	21,398	20,978
Other assets	15,723	13,714

TOTAL ASSETS	$1,084,663	$939,107

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$195,869	$183,098
NOW	87,047	83,674
Regular savings	496,926	439,993
Time	118,123	96,217
Total deposits	897,965	802,982

Securities sold under agreement to repurchase	11,606	10,821
Other borrowings	51,200	10,000
Other liabilities	17,364	12,718
Junior subordinated debentures	11,330	11,330
Total liabilities	989,465	847,851

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,290,222 and 4,260,203 shares issued at September 30, 2016 and December 31, 2015, respectively, and 4,287,400 and 4,257,179 outstanding at September 30, 2016
and December 31, 2015, respectively	2,147	2,132
Capital surplus	43,983	43,318
Treasury stock, at cost, 2,822 and 3,024 shares at September 30, 2016 and
December 31, 2015, respectively	(69)	-
Retained earnings	50,294	47,616
Accumulated other comprehensive loss, net of tax	(1,157)	(1,810)
Total stockholders' equity	95,198	91,256

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,084,663	$939,107

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(in thousands, except share and per share amounts)
	Three Months Ended September 30,
	2016	2015
INTEREST INCOME
Loans	$9,620	$8,403
Interest bearing deposits at banks	1	16
Securities:
Taxable	385	407
Non-taxable	235	273
Total interest income	10,241	9,099
INTEREST EXPENSE
Deposits	977	828
Other borrowings	100	49
Junior subordinated debentures	95	83
Total interest expense	1,172	960
NET INTEREST INCOME	9,069	8,139
PROVISION FOR LOAN LOSSES	1,006	396
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,063	7,743
NON-INTEREST INCOME
Deposit service charges	475	455
Insurance service and fees	1,855	1,972
Gain on loans sold	35	34
Gain on insurance settlement	-	734
Bank-owned life insurance	144	134
Interchange fee income	319	320
Other	507	608
Total non-interest income	3,335	4,257
NON-INTEREST EXPENSE
Salaries and employee benefits	5,402	5,253
Occupancy	732	675
Repairs and maintenance	200	230
Advertising and public relations	232	188
Professional services	535	673
Technology and communications	304	354
FDIC insurance	201	151
Other	1,105	756
Total non-interest expense	8,711	8,280
INCOME BEFORE INCOME TAXES	2,687	3,720
INCOME TAX PROVISION	471	1,211
NET INCOME	$2,216	$2,509

Net income per common share-basic	$0.52	$0.59
Net income per common share-diluted	$0.51	$0.58
Cash dividends per common share	$0.38	$0.36
Weighted average number of common shares outstanding	4,287,124	4,241,156
Weighted average number of diluted shares outstanding	4,362,479	4,312,275

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(in thousands, except share and per share amounts)
	Nine Months Ended September 30,
	2016	2015
INTEREST INCOME
Loans	$27,228	$24,149
Interest bearing deposits at banks	45	50
Securities:
Taxable	1,323	1,242
Non-taxable	695	750
Total interest income	29,291	26,191
INTEREST EXPENSE
Deposits	2,972	2,471
Other borrowings	201	109
Junior subordinated debentures	273	243
Total interest expense	3,446	2,823
NET INTEREST INCOME	25,845	23,368
PROVISION FOR LOAN LOSSES	838	1,012
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	25,007	22,356
NON-INTEREST INCOME
Deposit service charges	1,321	1,275
Insurance service and fees	5,175	5,623
Gain on loans sold	79	115
Gain on insurance settlement	-	734
Bank-owned life insurance	421	423
Loss on tax credit investment	(2,139)	-
Refundable state historic tax credit	1,508	-
Interchange fee income	977	938
Other	1,267	1,692
Total non-interest income	8,609	10,800
NON-INTEREST EXPENSE
Salaries and employee benefits	16,383	15,114
Occupancy	2,171	2,066
Repairs and maintenance	588	618
Advertising and public relations	707	630
Professional services	1,771	1,855
Technology and communications	1,065	876
FDIC insurance	542	446
Other	2,731	2,429
Total non-interest expense	25,958	24,034
INCOME BEFORE INCOME TAXES	7,658	9,122
INCOME TAX PROVISION	1,725	3,033
NET INCOME	$5,933	$6,089

Net income per common share-basic	$1.39	$1.44
Net income per common share-diluted	$1.37	$1.41
Cash dividends per common share	$0.76	$0.72
Weighted average number of common shares outstanding	4,278,171	4,232,201
Weighted average number of diluted shares outstanding	4,345,307	4,306,532

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(in thousands, except share and per share amounts)
	Three Months Ended September 30,
	2016		2015

NET INCOME		$2,216		$2,509

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities		(376)		412

Defined benefit pension plans:
Amortization of prior service cost	5		23
Amortization of actuarial assumptions	35		13
Total		40		36

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX		(336)		448

COMPREHENSIVE INCOME		$1,880		$2,957

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(in thousands, except share and per share amounts)
	Nine Months Ended September 30,
	2016		2015

NET INCOME		$5,933		$6,089

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities		533		106

Defined benefit pension plans:
Amortization of prior service cost	15		33
Amortization of actuarial assumptions	105		74
Total		120		107

OTHER COMPREHENSIVE INCOME, NET OF TAX		653		213

COMPREHENSIVE INCOME		$6,586		$6,302

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2014	$2,123	$43,102	$42,822	$(1,508)	$(751)	$85,788
Net Income			6,089			6,089
Other comprehensive loss				213		213
Cash dividends ($0.72 per common share)			(3,043)			(3,043)
Stock options and restricted stock expense		384				384
Excess tax expense from stock-based compensation		31				31
Reissued 20,592 restricted shares, net of 588 forfeitures		(503)			503	-
Repurchased 8,676 shares in treasury stock					(210)	(210)
Reissued 11,832 shares in stock option exercises		(46)			212	166
Reissued 5,582 shares under Dividend
Reinvestment Plan		4			134	138
Issued 5,672 shares in Employee Stock
Purchase Plan	3	114				117
Balance, September 30, 2015	$2,126	$43,086	$45,868	$(1,295)	$(112)	$89,673

Balance, December 31, 2015	$2,132	$43,318	$47,616	$(1,810)	$-	$91,256
Net Income			5,933			5,933
Other comprehensive income				653		653
Cash dividends ($0.76 per common share)			(3,255)			(3,255)
Stock compensation expense		421				421
Excess tax benefit from stock-based compensation		22				22
Repurchased 3,280 shares in treasury stock					(80)	(80)
Issued 19,093 restricted shares	10	(10)				-
Issued 5,270 shares under Dividend Reinvestment Plan	3	129				132
Issued 5,166 shares in Employee Stock Purchase Plan	2	106				108
Issued 490 shares in stock option exercises		8				8
Reissued 267 shares in stock option exercises		(6)			6	-
Reissued 3,215 restricted shares, net of forfeitures		(5)			5	-
Balance, September 30, 2016	$2,147	$43,983	$50,294	$(1,157)	$(69)	$95,198

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(in thousands)
	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Interest received	$28,952	$25,623
Fees received	8,648	9,424
Interest paid	(3,419)	(2,901)
Cash paid to employees and vendors	(24,467)	(23,860)
Cash contributed to pension plan	(140)	(165)
Income taxes paid	(974)	(601)
Proceeds from sale of loans held for resale	5,300	13,063
Originations of loans held for resale	(7,227)	(12,800)

Net cash provided by operating activities	6,673	7,783

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(25,953)	(28,457)
Proceeds from maturities, calls, and payments	18,425	19,148
Held to maturity securities:
Purchases	(194)	(346)
Proceeds from maturities, calls, and payments	337	416
Proceeds from property insurance	-	1,183
Additions to properties and equipment	(1,329)	(1,255)
Purchase of tax credit investment	(703)	(832)
Net increase in loans	(136,160)	(35,312)

Net cash used in investing activities	(145,577)	(45,455)

FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings, net	41,985	(6,168)
Net increase in deposits	94,983	74,668
Dividends paid	(1,626)	(1,517)
Repurchase of treasury stock	(80)	(210)
Issuance of common stock	248	117
Reissuance of treasury stock	-	303

Net cash provided by financing activities	135,510	67,193

Net (decrease) increase in cash and cash equivalents	(3,394)	29,521

CASH AND CASH EQUIVALENTS:
Beginning of period	22,621	10,898

End of period	$19,227	$40,419

(continued)

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(in thousands)
	Nine Months Ended September 30,
	2016	2015

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$5,933	$6,089

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,079	1,120
Deferred tax (benefit) expense	(211)	645
Provision for loan losses	838	1,012
Loss on tax credit investment	2,139	-
Refundable state historic tax credit	(1,508)	-
Gain on loans sold	(79)	(115)
Gain on proceeds from insurance	-	(734)
Stock options and restricted stock expense	421	384
Proceeds from sale of loans held for resale	5,300	13,063
Originations of loans held for resale	(7,227)	(12,800)
Cash contributed to pension plan	(140)	(165)
Changes in assets and liabilities affecting cash flow:
Other assets	(1,784)	(1,436)
Other liabilities	1,912	720

NET CASH PROVIDED BY OPERATING ACTIVITIES	$6,673	$7,783

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

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

The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“10-K”).  The Company’s significant accounting policies are disclosed in Note 1 to the 10-K.

An accounting policy not discussed in Note 1 to the 10-K is the accounting for rehabilitation of historic properties tax credit investments.  In the typical structure of these transactions, the Bank will invest in a partnership that is incurring expenses related to the rehabilitation of a certified historic structure located in New York State.  At the time the historic structure is placed in service, the Bank is eligible for a federal and New York State tax credit.  At the same time, the Bank evaluates its investment, which is valued at the present value of the expected cash flows from its partnership interest.  If the investment is determined to be impaired, the Bank will record that impairment loss on its income statement in non-interest income.  The federal tax credit impact is included in the Company’s estimated effective tax rate calculation and recorded in income tax expense.  For New York State, any new credit earned from rehabilitated historic properties placed in service on or after January 1, 2015, not used in the current tax year will be treated as a refund or overpayment of tax to be credited to the next year’s tax.  Since the realization of the tax credit does not depend on the Bank’s generation of future taxable income or the Bank’s ongoing tax status or tax position, the refund is not considered an element of income tax accounting (ASC 740).  In such cases, the Bank would not record the credit as a reduction of income tax expense; rather, the Bank includes the refundable New York State tax credit in non-interest income.

2. SECURITIES

The amortized cost of securities and their approximate fair value at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$15,097	$226	$-	$15,323
States and political subdivisions	36,212	949	(17)	37,144
Total debt securities	$51,309	$1,175	$(17)	$52,467

Mortgage-backed securities:
FNMA	$15,532	$308	$(16)	$15,824
FHLMC	3,840	71	(26)	3,885
GNMA	2,652	36	(5)	2,683
CMO	28,425	252	(151)	28,526
Total mortgage-backed securities	$50,449	$667	$(198)	$50,918

Total securities designated as available for sale	$101,758	$1,842	$(215)	$103,385

Held to Maturity:
Debt securities
States and political subdivisions	$1,474	$16	$(15)	$1,475

Total securities designated as held to maturity	$1,474	$16	$(15)	$1,475

	December 31, 2015
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$21,914	$166	$(234)	$21,846
States and political subdivisions	36,838	874	(29)	37,683
Total debt securities	$58,752	$1,040	$(263)	$59,529

Mortgage-backed securities:
FNMA	$10,314	$160	$(25)	$10,449
FHLMC	4,629	61	(56)	4,634
GNMA	3,215	48	(27)	3,236
CMO	19,464	66	(237)	19,293
Total mortgage-backed securities	$37,622	$335	$(345)	$37,612

Total securities designated as available for sale	$96,374	$1,375	$(608)	$97,141

Held to Maturity:
Debt securities
States and political subdivisions	$1,617	$6	$(39)	$1,584

Total securities designated as held to maturity	$1,617	$6	$(39)	$1,584

Available for sale securities with a total fair value of $88 million and $86 million at September 30, 2016 and December 31, 2015, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has several long-term advances with FHLBNY.  The Company had $51 million and $10 million in borrowed funds at FHLBNY at September 30, 2016 and December 31, 2015, respectively.  The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements.  As a member of the Federal Home Loan Bank (“FHLB”) System, the Bank is required to hold stock in FHLBNY.  The Bank held $3 million and $1 million in FHLBNY stock at September 30, 2016 and December 31, 2015, respectively.  The Company regularly evaluates investments in FHLBNY for impairment, considering liquidity, operating performance, capital position, stock repurchase and dividend history.  As of September 30, 2016, the Bank’s investment in FHLBNY stock was not impaired.

The Bank, as a member of the Federal Reserve Bank (“FRB”) system, is currently required to purchase and hold shares of capital stock in the FRB in an amount equal to 6% of its capital and surplus.  The Bank’s investment in FRB capital stock totaled $1.5 million at each of September 30, 2016 and December 31, 2015.  Based on the current capital adequacy and liquidity position of the FRB, management believes there is no impairment in the Company’s investment at September 30, 2016 and the cost of the investment approximates fair value.

The scheduled maturities of debt and mortgage-backed securities at September 30, 2016 and December 31, 2015 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	September 30, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$5,201	$5,218	$4,082	$4,142
Due after one year through five years	30,792	31,385	29,113	29,448
Due after five years through ten years	12,479	12,875	19,356	19,615
Due after ten years	2,837	2,989	6,201	6,324
	51,309	52,467	58,752	59,529

Mortgage-backed securities
available for sale	50,449	50,918	37,622	37,612

Total available for sale securities	$101,758	$103,385	$96,374	$97,141

Debt securities held to maturity:

Due in one year or less	$219	$219	$309	$308
Due after one year through five years	328	324	374	365
Due after five years through ten years	827	834	828	815
Due after ten years	100	98	106	96
	1,474	1,475	1,617	1,584

Total held to maturity securities	$1,474	$1,475	$1,617	$1,584

While the contractual maturities of our mortgage-backed securities generally exceed ten years, the Company expects the effective lives to be significantly shorter due to prepayments of the underlying loans and the nature of these securities.  The duration of the investment securities portfolio decreased from 4.0 years at December 31, 2015 to 3.9 years at September 30, 2016.

Information regarding unrealized losses within the Company’s available for sale securities at September 30, 2016 and December 31, 2015 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and are related to market interest rate fluctuations.

	September 30, 2016

		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
		Value	Losses	Value	Losses	Value	Losses
		(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$		$-	$-	$-	$-	$-
States and political subdivisions		2,391	(5)	740	(12)	3,131	(17)
Total debt securities		$2,391	$(5)	$740	$(12)	$3,131	$(17)

Mortgage-backed securities:
FNMA		$1,634	$(16)	$-	$-	$1,634	$(16)
FHLMC		281	(5)	1,098	(21)	1,379	(26)
GNMA		-	-	338	(5)	338	(5)
CMO		12,660	(142)	1,300	(9)	13,960	(151)
Total mortgage-backed securities		$14,575	$(163)	$2,736	$(35)	$17,311	$(198)

Held to Maturity:
Debt securities:
States and political subdivisions		$390	$(3)	$495	$(12)	$885	$(15)

Total temporarily impaired
securities		$17,356	$(171)	$3,971	$(59)	$21,327	$(230)

	December 31, 2015

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$4,531	$(89)	$5,855	$(145)	$10,386	$(234)
States and political subdivisions	3,133	(6)	1,117	(23)	4,250	(29)
Total debt securities	$7,664	$(95)	$6,972	$(168)	$14,636	$(263)

Mortgage-backed securities:
FNMA	$3,856	$(25)	$-	$-	$3,856	$(25)
FHLMC	-	-	1,234	(56)	1,234	(56)
GNMA	1,161	(21)	471	(6)	1,632	(27)
CMO	8,996	(123)	3,661	(114)	12,657	(237)
Total mortgage-backed securities	$14,013	$(169)	$5,366	$(176)	$19,379	$(345)

Held to Maturity:
Debt securities:
States and political subdivisions	$626	$(11)	$495	$(28)	$1,121	$(39)

Total temporarily impaired
securities	$22,303	$(275)	$12,833	$(372)	$35,136	$(647)

Management has assessed the securities available for sale in an unrealized loss position at September 30, 2016 and December 31, 2015 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges as of September 30, 2016 and did not record any OTTI charges during 2015.  Nevertheless, it remains possible that there could be deterioration in the asset quality of the securities portfolio in the future.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The relatively stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2016
Securities available-for-sale:
U.S. government agencies	$-	$15,323	$-	$15,323
States and political subdivisions	-	37,144	-	37,144
Mortgage-backed securities	-	50,918	-	50,918
Mortgage servicing rights	-	-	459	459

December 31, 2015
Securities available-for-sale:
U.S. government agencies	$-	$21,846	$-	$21,846
States and political subdivisions	-	37,683	-	37,683
Mortgage-backed securities	-	37,612	-	37,612
Mortgage servicing rights	-	-	557	557

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three and nine month periods ended September 30, 2016 and 2015, respectively:

	Three months ended September 30,
(in thousands)	2016	2015
Mortgage servicing rights - July 1	$466	$565
Losses included in earnings	(22)	(46)
Additions from loan sales	15	30
Mortgage servicing rights - September 30	$459	$549

	Nine months ended September 30,
(in thousands)	2016	2015
Mortgage servicing rights - January 1	$557	$518
Losses included in earnings	(147)	(87)
Additions from loan sales	49	118
Mortgage servicing rights - September 30	$459	$549

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	September 30, 2016	December 31, 2015
Servicing fees	0.25%	0.25%
Discount rate	9.52%	9.52%
Prepayment rate (CPR)	10.22%	8.55%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2016
Collateral dependent impaired loans	$-	-	16,413	$16,413

December 31, 2015
Collateral dependent impaired loans	$-	-	17,758	$17,758

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $18.3 million, with a allowance for loan loss of $1.9 million, at September 30, 2016 compared with $19.5 million and $1.7 million, respectively, at December 31, 2015.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At each of September 30, 2016 and December 31, 2015, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$19,227	$19,227	$22,621	$22,621
Level 2:
Available for sale securities	103,385	103,385	97,141	97,141
FHLB and FRB stock	4,730	4,730	2,783	2,783
Level 3:
Held to maturity securities	1,474	1,475	1,617	1,584
Loans, net	899,140	920,249	761,101	772,472
Mortgage servicing rights	459	459	557	557

Financial liabilities:
Level 1:
Demand deposits	$195,869	$195,869	$183,098	$183,098
NOW deposits	87,047	87,047	83,674	83,674
Regular savings deposits	496,926	496,926	439,993	439,993
Level 2:
Securities sold under agreement to
repurchase	11,606	11,606	10,821	10,821
Other borrowed funds	51,200	51,325	10,000	9,874
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	118,123	119,073	96,217	96,975

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

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	September 30, 2016	December 31, 2015
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$111,685	$103,941
Commercial and multi-family	462,411	399,819
Construction-Residential	1,214	1,546
Construction-Commercial	83,718	60,892
Home equities	64,138	61,042
Total real estate loans	723,166	627,240

Commercial and industrial loans	187,440	144,330
Consumer and other loans	1,531	1,735
Net deferred loan origination costs	715	679
Total gross loans	912,852	773,984

Allowance for loan losses	(13,712)	(12,883)

Loans, net	$899,140	$761,101

The Bank sells certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages.  In the three month period ended September 30, 2016, the Bank sold mortgages to FNMA totaling $1.7 million, as compared with $3.3 million in mortgages sold to FNMA in the three month period ended September 30, 2015.  During the nine month periods ended September 30, 2016 and 2015, the Bank sold $5.2 million and $12.9 million, respectively, to FNMA.  At September 30, 2016, the Bank had a loan servicing portfolio principal balance of $76 million upon which it earns servicing fees, as compared with $77 million at December 31, 2015.  The value of the mortgage servicing rights for that portfolio was $0.5 million at September 30, 2016 and $0.6 million at December 31, 2015.  At September 30, 2016 there were $2.5 million in residential mortgages held for sale compared with $0.5 million at December 31, 2015.  The Company had no commercial loans held-for-sale at September 30, 2016 or December 31, 2015.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.  Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging-off loans, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2015 are consistent with those utilized by the Company in the three and nine month periods ended September 30, 2016.

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

The Company’s consumer loans, including residential mortgages and home equities, are not individually risk rated or reviewed in the Company’s loan review process.  Unlike commercial customers, consumer loan customers are not required to provide the Company with updated financial information.  Consumer loans also carry smaller balances.  Given the lack of updated information after the initial underwriting of the loan and small size of individual loans, the Company uses delinquency status as the primary credit quality indicator for consumer loans.  However, once a consumer loan is identified as impaired, it is individually evaluated for impairment.

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

September 30, 2016
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
1-3.2	$71,844	$370,026	$441,870	$113,112
4	7,695	75,283	82,978	54,780
5	-	12,243	12,243	11,432
6	4,179	4,859	9,038	8,028
7	-	-	-	88
Total	$83,718	$462,411	$546,129	$187,440

December 31, 2015
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
1-3	$42,383	$340,837	$383,220	$80,379
4	13,098	40,019	53,117	47,509
5	1,224	11,772	12,996	8,973
6	4,187	7,191	11,378	7,350
7	-	-	-	119
Total	$60,892	$399,819	$460,711	$144,330

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

September 30, 2016
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and industrial	$9,892	$1,113	$1,608	$12,613	$174,827	$187,440	$373	$6,365
Residential real estate:
Residential	-	209	554	763	110,922	111,685	-	872
Construction	-	-	-	-	1,214	1,214	-	-
Commercial real estate:
Commercial	-	4,102	1,932	6,034	456,377	462,411	492	1,893
Construction	262	-	4,179	4,441	79,277	83,718	-	4,178
Home equities	293	437	513	1,243	62,895	64,138	-	1,087
Consumer and other	12	19	6	37	1,494	1,531	-	19
Total Loans	$10,459	$5,880	$8,792	$25,131	$887,006	$912,137	$865	$14,414

NOTE: Loan balances do not include $715 thousand in net deferred loan origination costs as of September 30, 2016.

December 31, 2015
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and industrial	$160	$224	$66	$450	$143,880	$144,330	$40	$5,312
Residential real estate:
Residential	822	402	569	1,793	102,148	103,941	-	1,400
Construction	-	-	-	-	1,546	1,546	-	-
Commercial real estate:
Commercial	1,919	963	457	3,339	396,480	399,819	457	3,574
Construction	-	-	-	-	60,892	60,892	-	4,187
Home equities	253	236	267	756	60,286	61,042	-	1,058
Consumer and other	8	-	-	8	1,727	1,735	-	14
Total Loans	$3,162	$1,825	$1,359	$6,346	$766,959	$773,305	$497	$15,545

NOTE: Loan balances do not include $679 thousand in net deferred loan origination costs as of December 31, 2015.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the nine month periods ended September 30, 2016 and 2015:

September 30, 2016

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer	Residential Mortgages*	HELOC	Unallocated	Total
Allowance for loan
losses:
Beginning balance	$4,383	$7,135	$85	$909	$371	$-	$12,883
Charge-offs	(122)	-	(36)	-	-	-	(158)
Recoveries	78	59	11	-	1	-	149
Provision (Credit)	571	538	47	(322)	4	-	838
Ending balance	$4,910	$7,732	$107	$587	$376	$-	$13,712

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$720	$1,109	$46	$3	$11	$-	$1,889
Collectively evaluated
for impairment	4,190	6,623	61	584	365	-	11,823
Total	$4,910	$7,732	$107	$587	$376	$-	$13,712

Loans:
Ending balance:
Individually evaluated
for impairment	$6,408	$7,663	$46	$2,602	$1,583	$-	$18,302
Collectively evaluated
for impairment	181,032	538,466	1,485	110,297	62,555	-	893,835
Total	$187,440	$546,129	$1,531	$112,899	$64,138	$-	$912,137

* Includes construction loans

NOTE: Loan balances do not include $715 thousand in net deferred loan origination costs as of September 30, 2016.

September 30, 2015

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer	Residential Mortgages*	HELOC	Unallocated	Total
Allowance for loan
losses:
Beginning balance	$4,896	$5,650	$78	$941	$819	$149	$12,533
Charge-offs	(100)	(35)	(17)	(66)	-	-	(218)
Recoveries	88	32	8	1	-	-	129
Provision (Credit)	(198)	1,143	5	70	(8)	-	1,012
Ending balance	$4,686	$6,790	$74	$946	$811	$149	$13,456

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

The following tables present the activity in the allowance for loan losses by portfolio segment for the three month periods ended September 30, 2016 and 2015:

September 30, 2016
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer	Residential Mortgages*	HELOC	Unallocated	Total
Allowance for loan
losses:
Beginning balance	$4,195	$7,308	$101	$763	$406	$-	$12,773
Charge-offs	(89)	-	(13)	-	-	-	(102)
Recoveries	23	8	4	-	-	-	35
Provision	781	416	15	(176)	(30)	-	1,006
Ending balance	$4,910	$7,732	$107	$587	$376	$-	$13,712

September 30, 2015
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer	Residential Mortgages*	HELOC	Unallocated	Total
Allowance for loan
losses:
Beginning balance	$4,645	$6,494	$71	$948	$803	$149	$13,110
Charge-offs	(20)	-	(6)	(66)	-	-	(92)
Recoveries	31	9	2	-	-	-	42
Provision	30	287	7	64	8	-	396
Ending balance	$4,686	$6,790	$74	$946	$811	$149	$13,456

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$3,192	$3,715	$-	$3,581	$249	$9
Residential real estate:
Residential	2,530	2,737	-	2,557	33	56
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,168	2,202	-	2,217	21	57
Construction	262	262	-	548	1	25
Home equities	1,517	1,597	-	1,546	41	18
Consumer	-	-	-	-	-	-
Total impaired loans	$9,669	$10,513	$-	$10,449	$345	$165

	At September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$3,216	$3,266	$720	$3,256	$53	$96
Residential real estate:
Residential	72	73	3	73	2	1
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	1,054	1,075	223	1,069	37	-
Construction	4,179	4,201	886	4,182	145	-
Home equities	66	68	11	67	3	-
Consumer	46	70	46	47	2	2
Total impaired loans	$8,633	$8,753	$1,889	$8,694	$242	$99

	At September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$6,408	$6,981	$720	$6,837	$302	$105
Residential real estate:
Residential	2,602	2,810	3	2,630	35	57
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	3,222	3,277	223	3,286	58	57
Construction	4,441	4,463	886	4,730	146	25
Home equities	1,583	1,665	11	1,613	44	18
Consumer	46	70	46	47	2	2
Total impaired loans	$18,302	$19,266	$1,889	$19,143	$587	$264

	At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,750	$1,811	$-	$1,945	$58	$47
Residential real estate:
Residential	2,444	2,555	-	2,474	90	63
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	3,888	3,908	-	3,930	27	179
Construction	834	834	-	834	-	31
Home equities	1,644	1,711	-	1,661	40	52
Consumer	-	-	-	-	-	-
Total impaired loans	$10,560	$10,819	$-	$10,844	$215	$372

	At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$3,572	$3,835	$552	$3,966	$255	$9
Residential real estate:
Residential	55	55	2	55	1	2
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	1,083	1,083	235	1,083	4	42
Construction	4,188	4,201	911	4,188	29	166
Home equities	-	-	-	-	-	-
Consumer	42	57	42	45	2	6
Total impaired loans	$8,940	$9,231	$1,742	$9,337	$291	$225

	At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$5,322	$5,646	$552	$5,911	$313	$56
Residential real estate:
Residential	2,499	2,610	2	2,529	91	65
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	4,971	4,991	235	5,013	31	221
Construction	5,022	5,035	911	5,022	29	197
Home equities	1,644	1,711	-	1,661	40	52
Consumer	42	57	42	45	2	6
Total impaired loans	$19,500	$20,050	$1,742	$20,181	$506	$597

Non-performing loans

The following table sets forth information regarding non-performing loans as of the dates specified:

	September 30, 2016	December 31, 2015
	(in thousands)
Non-accruing loans:
Commercial and industrial loans	$6,365	$5,312
Residential real estate:
Residential	872	1,400
Construction	-	-
Commercial real estate:
Commercial and multi-family	1,893	3,574
Construction	4,178	4,187
Home equities	1,087	1,058
Consumer loans	19	14
Total non-accruing loans	$14,414	$15,545

Accruing loans 90+ days past due	865	497
Total non-performing loans	$15,279	$16,042

Total non-performing loans
to total assets	1.41%	1.71%
Total non-performing loans
to total loans	1.67%	2.07%

Troubled debt restructurings

The Company had $5.1 million and $5.8 million in loans that were restructured in a troubled debt restructuring (“TDR”) at September 30, 2016 and December 31, 2015, respectively.  Of those balances, $1.2 million and $1.8 million were in non-accrual status at September 30, 2016 and December 31, 2015, respectively.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of September 30, 2016, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	September 30, 2016
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$493	$450	$43	$160
Residential real estate:
Residential	1,962	231	1,731	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	1,646	317	1,329
Construction	262	-	262	-
Home equities	674	178	496	-
Consumer loans	27	-	27	27
Total troubled restructured loans	$5,064	$1,176	$3,888	$187

	December 31, 2015
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$517	$508	$9	$165
Residential real estate:
Residential	1,789	689	1,100	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	1,732	334	1,398	-
Construction	834	-	834	-
Home equities	867	281	586	-
Consumer loans	28	-	28	28
Total troubled restructured loans	$5,767	$1,812	$3,955	$193

The Company’s TDRs have various agreements that involve deferral of principal payments, or interest-only payments, for a period (usually 12 months or less) to allow the customer time to improve cash flow or sell the property.  Other common types of concessions leading to the designation of a TDR are lines of credit that are termed out and extensions of maturities at rates that are less than the prevailing market given the risk profile of the borrower.

The following tables show the data for TDR activity by the type of concession granted to the borrower for the three and  nine month periods ended September 30, 2016 and 2015:

	Three months ended September 30, 2016			Three months ended September 30, 2015
	(in thousands)			(in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial	-	$-	$-	-	$-	$-
Residential Real Estate & Construction	-	-	-	-	-	-
Extension of maturity and
interest rate reduction	1	109	109	-	-	-
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	(in thousands)			(in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	-	$-	$-	3	$541	$541
Extension of maturity	1	24	24	-	-	-
Term-out line of credit	1	20	20	-	-	-
Residential Real Estate & Construction:
Extension of maturity	1	95	95	-	-	-
Extension of maturity and
interest rate reduction	1	109	109	-	-	-
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities
Consumer loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off.  The following table presents loans which were classified as TDRs during the previous 12 months which defaulted during the three and nine month periods ended September 30, 2016 and 2015:

	Three months ended September 30, 2016		Three months ended September 30, 2015
	(in thousands)		(in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	-	$-	-	$-
Residential Real Estate:
Residential	-	-	1	127
Construction	-	-	-	-
Commercial Real Estate:
Commercial and multi-family	-	-	1	416
Construction	-	-	-	-
Home Equities	-	-	-	-
Consumer loans	-	-	-	-

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	(in thousands)		(in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and Industrial	-	$-	-	$-
Residential Real Estate:
Residential	-	-	1	127
Construction	-	-	-	-
Commercial Real Estate:
Commercial and multi-family	-	-	2	661
Construction	-	-	-	-
Home Equities	-	-	1	19
Consumer loans	-	-	-	-

5. PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three and nine month periods ended September 30, 2016, the Company had an average of 75,355 and 67,136 dilutive shares outstanding, respectively.  The Company had an average of 71,119 and 74,331 dilutive shares outstanding for the three and nine months periods ended September 30, 2015, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share.  For both the three and nine month periods ended September 30, 2016, there were no anti-dilutive shares outstanding.  For the three and nine month periods ended September 30, 2015, there were 37,800 and 38,077 potentially anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and nine month periods ended September 30, 2016 and 2015:

	Balance at June 30, 2016	Net Change	Balance at September 30, 2016
	(in thousands)
Net unrealized loss on investment securities	$1,384	$(376)	$1,008
Net defined benefit pension plan adjustments	(2,205)	40	(2,165)
Total	$(821)	$(336)	$(1,157)

	Balance at June 30, 2015	Net Change	Balance at September 30, 2015
	(in thousands)
Net unrealized gain on investment securities	$605	$412	$1,017
Net defined benefit pension plan adjustments	(2,348)	36	(2,312)
Total	$(1,743)	$448	$(1,295)

	Balance at December 31, 2015	Net Change	Balance at September 30, 2016
	(in thousands)
Net unrealized gain on investment securities	$475	$533	$1,008
Net defined benefit pension plan adjustments	(2,285)	120	(2,165)
Total	$(1,810)	$653	$(1,157)

	Balance at December 31, 2014	Net Change	Balance at September 30, 2015
	(in thousands)
Net unrealized gain on investment securities	$911	$106	$1,017
Net defined benefit pension plan adjustments	(2,419)	107	(2,312)
Total	$(1,508)	$213	$(1,295)

	Three months ended September 30, 2016			Three months ended September 30, 2015
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment
securities:
Unrealized (loss) gain on investment
securities	$(605)	$229	$(376)	$673	$(261)	$412
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-	-	-	-
Net change	(605)	229	(376)	673	(261)	412

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	$8	$(3)	$5	$37	$(14)	$23
Amortization of actuarial loss (a)	56	(21)	35	20	(7)	13
Net change	64	(24)	40	57	(21)	36

Other Comprehensive (Loss) Income	$(541)	$205	$(336)	$730	$(282)	$448

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment
securities:
Unrealized gain on investment
securities	$860	$(327)	$533	$173	$(67)	$106
Reclassification from accumulated other
comprehensive income for gains (losses)	-	-	-	-	-	-
Net change	860	(327)	533	173	(67)	106

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	$24	$(9)	$15	$53	$(20)	$33
Amortization of actuarial loss (a)	168	(63)	105	120	(46)	74
Net change	192	(72)	120	173	(66)	107

Other Comprehensive Income	$1,052	$(399)	$653	$346	$(133)	$213

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities.  The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2016 and 2015.

	Three months ended September 30, 2016
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$9,103	$(34)	$9,069
Provision for loan losses	1,006	-	1,006
Net interest income (expense) after
provision for loan losses	8,097	(34)	8,063
Non-interest income	1,480	-	1,480
Insurance service and fees	100	1,755	1,855
Non-interest expense	7,561	1,150	8,711
Income before income taxes	2,116	571	2,687
Income tax provision	251	220	471
Net income	$1,865	$351	$2,216

	Three months ended September 30, 2015
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$8,169	$(30)	$8,139
Provision for loan losses	396	-	396
Net interest income (expense) after
provision for loan losses	7,773	(30)	7,743
Non-interest income	2,285	-	2,285
Insurance service and fees	170	1,802	1,972
Non-interest expense	7,033	1,247	8,280
Income before income taxes	3,195	525	3,720
Income tax provision	1,013	198	1,211
Net income	$2,182	$327	$2,509

	Nine months ended September 30, 2016
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$25,943	$(98)	$25,845
Provision for loan losses	838	-	838
Net interest income (expense) after
provision for loan losses	25,105	(98)	25,007
Non-interest income	3,434	-	3,434
Insurance service and fees	332	4,843	5,175
Non-interest expense	22,439	3,519	25,958
Income before income taxes	6,432	1,226	7,658
Income tax provision	1,253	472	1,725
Net income	$5,179	$754	$5,933

	Nine months ended September 30, 2015
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$23,455	$(87)	$23,368
Provision for loan losses	1,012	-	1,012
Net interest income (expense) after
provision for loan losses	22,443	(87)	22,356
Non-interest income	5,177	-	5,177
Insurance service and fees	524	5,099	5,623
Non-interest expense	20,604	3,430	24,034
Income before income taxes	7,540	1,582	9,122
Income tax provision	2,423	610	3,033
Net income	$5,117	$972	$6,089

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

	September 30,	December 31,
	2016	2015
	(in thousands)

Commitments to extend credit	$234,066	$206,346
Standby letters of credit	3,511	3,794
Total	$237,577	$210,140

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer.  The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets.  Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank.  The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first nine months of 2016 or during 2015.

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

The Bank contributed $140 thousand to the defined benefit pension plan in the first nine months of 2016.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and nine month periods ended September 30, 2016 and 2015:

	Three months ended September 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2016	2015	2016	2015

Service cost	$-	$-	$47	$49
Interest cost	55	51	36	37
Expected return on plan assets	(66)	(77)	-	-
Amortization of prior service cost	-	-	8	8
Amortization of the net loss	22	18	34	33
Net periodic cost (benefit)	$11	$(8)	$125	$127

	Nine months ended September 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2016	2015	2016	2015

Service cost	$-	$-	$141	$147
Interest cost	165	153	108	111
Expected return on plan assets	(197)	(231)	-	-
Amortization of prior service cost	-	-	24	24
Amortization of the net loss	66	54	102	97
Net periodic cost (benefit)	$34	$(24)	$375	$379

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

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.  Current GAAP require an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold.  The main objective of this ASU (commonly known as the Current Expected Credit Loss Impairment Model, or CECL, in the industry) is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in CECL replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The amendments in CECL are effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Board expects that an entity will be able to leverage its current systems and methods for recording the allowance for credit losses.  However, many financial institutions, particularly community banks similar in size to the Company and industry groups like the American Bankers Association, have expressed concern about the impact of CECL.  The life of loan loss concept presents complexities that can decrease capital, and add both volatility to ALLL estimates and additional costs.  CECL may increase the ALLL, though many factors will determine the impact for each bank.  Changes in expectations of future economic conditions play a large role in CECL and can significantly affect the credit loss estimate.  While OCC estimates made in 2012 projected a 30% to 50% increase in the ALLL, more recent bank analyst projections were far lower.  A challenge for the Company could be the operational impact.  Costly new systems and process to track loan performance may need to be purchased or developed.  Significant procedural challenges may be faced both in implementation and on an ongoing basis.  The total impact of CECL to the Company’s financial statements is unknown but may be material.  Implementation of CECL will be a significant project for the Company through the projected implementation of January 1, 2020.

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

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is performed annually as of December 31st.  No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value.  There were no triggering events in the nine month period ended September 30, 2016 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total loans grew to $913 million at September 30, 2016, a $60 million or 7% increase from total loans of $853 million at June  30, 2016 and a  $139 million or 18% increase from $774 million at December 31, 2015.

Loans secured by real estate were $723 million at September 30, 2016, reflecting a $51 million or 8% increase from $672 million at June  30, 2016 and a $96 million or 15% increase from $627 million at December 31, 2015.  Commercial and multi-family real estate loans were $462 million at September 30, 2016, $36 million higher than $426 million at June  30, 2016.  The portfolio was $400 million at the previous year-end.  Commercial construction loans also experienced strong growth, and were up 37% or $23 million during the first nine months of 2016 to $84 million at September 30, 2016, including $11 million of growth in the third quarter of 2016.  The Company’s footprint in Western New York has continued to experience strong commercial real estate and commercial construction loan demand.

In the third quarter of 2016, residential mortgage originations of $10 million were equal to the previous quarter’s originations of $10 million and higher than the $9 million in last year’s third quarter.  Residential mortgages sold in the third quarter of 2016 equated to approximately 17% of the residential mortgages originated by the Company during this quarter, as compared with 25% of residential mortgages originated during the second quarter of 2016 and 37% in the third quarter of 2015.  The Company originated $25 million in residential mortgages in the first nine months of 2016 and sold 20% of those loans, compared with $26 million and 50%, respectively, in the first nine months of 2015.  The Company retained more of the mortgages it originated during the first nine months of 2016 compared with the prior year period as a way to diversify its balance sheet.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio.  The C&I portfolio grew to $187 million at September 30, 2016, representing an  $8 million or 4% increase from $179 million at June  30, 2016 and $43 million or 30% higher than the $144 million balance at December 31, 2015.

Credit Quality of Loan Portfolio

Total non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $15 million, or 1.67% of total loans outstanding at September 30, 2016, compared with $16 million, or 1.88% of total loans outstanding, as of June 30, 2016 and $16 million, or 2.07% of total loans outstanding, as of December 31, 2015.  The $1 million decrease in non-performing loans as compared to the previous quarter-end was due to a decrease in loans 90 days past due and accruing.  The balance in nonaccrual loans was largely unchanged in the quarter as the amount of loans that moved to nonaccrual was offset by nonaccrual loans that paid off or returned to accruing status.  The percentage of non-performing loans as a percentage of total loans has also decreased because of the Company’s loan growth throughout 2016.

Total past due loans (inclusive of nonaccrual loans) increased from $6 million at December 31, 2015 and $22 million at June 30, 2016 to $25 million at September 30, 2016.  Past due C&I loans increased from less than $1 million at the prior year-end to $5 million at June 30, 2016 and $13 million at September 30, 2016.  Most of the increase is attributable to two loan relationships.  One relationship, for $6 million, was 30 days past its maturity date at September 30, 2016, but subsequently paid off in the fourth quarter.  The second relationship, for $3 million, made two payments in the first month of the fourth quarter to go back to a current status.  Past due commercial construction loans were $4 million at September 30, 2016, down from $9 million at the previous quarter end, but increased from zero at the end of 2015.  The $4 million balance in past due commercial construction loans at September 30, 2016 is comprised of a single relationship which was in nonaccrual status at December 31, 2015, but was not past due.  The loan remains in nonaccrual status as of the end of the third quarter of 2015.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, was $41 million at September 30, 2016, a $6 million increase from $35 million at June 30, 2016, but approximately equal to the $41 million in criticized loans at December 31, 2015.  $5 million of the increase in the recent quarter was in the commercial and industrial portfolio as several loans were downgraded to special mention as potential weaknesses were identified in those credits.  The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time.  The level of criticized loans at September 30, 2016 is consistent with the level of criticized loans at the previous year-end.  As noted in Note 4 to the Company’s Unaudited Financial Statements included in Part I of this Quarterly Report on Form 10-Q, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio.  The allowance for loan losses totaled $14 million or 1.50% of total loans outstanding at September 30, 2016, compared with $13 million or 1.50% of total loans outstanding as of June 30, 2016 and $13 million or 1.66% of total loans outstanding at December 31, 2015.  The allowance for loan losses increased in the third quarter as the Company recorded a $1 million provision for loan loss due to loan growth, increased criticized loan balances, and increased specific reserve levels on impaired loans while incurring minimal net charge-offs.  The allowance to loan ratio of 1.50% was unchanged quarter over quarter as the increase in the allowance for loan loss was commensurate with the loan growth during the quarter.  However, the ratio has declined since year-end despite the increase in the allowance due to the Company’s strong loan growth.  The net charge-off (recovery) ratio for the third quarter of 2016 was 0.03% of average net loans, compared with a ratio of (0.01)% and 0.03% in the second quarter of 2016 and third quarter of 2015, respectively.

Investing Activities

Total securities were $105 million at September 30, 2016, compared with $111 million at June  30, 2016 and $99 million at December 31, 2015.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, increased to $4 million at September 30, 2016 from $1 million at June  30, 2016, but decreased from $11 million at December 31, 2015.  The Company has experienced strong loan growth in 2016, resulting in the decrease in short-term interest-bearing deposits at banks from the previous year-end.  In addition, there was slight run-off in the investment securities portfolio as management decided not to leverage the balance sheet given the uncertain rate environment at the end of the third quarter.  Securities and interest-bearing deposits at correspondent banks made up 11% of the Bank’s total average interest earning assets in the third quarter of 2016, down from 14% in the second quarter of 2016 and 17% in last year’s third quarter.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities at 49% of total investment securities at each of September 30, 2016 and June  30, 2016, compared with 38% at December 31, 2015.  The concentration in tax-advantaged debt securities issued by state and political subdivisions and U.S. government-sponsored agency bonds was 37% and 14%, respectively, of the total securities portfolio at September 30, 2016, compared with 35% and 16% at June  30, 2016 and 40% and 22% at December 31, 2015.

Management believes that the credit quality of the securities portfolio as a whole is strong, as the portfolio has no individual securities in a significant unrealized loss position.  Interest rates increased slightly in the third quarter of 2016 after declining in each of the first two quarters of 2016,  resulting in a decrease in the net unrealized gain position of the available-for-sale investment portfolio to $1.6 million at September 30, 2016 from $2.2 million at June  30, 2016.  The net unrealized gain was $0.8 million at December 31, 2015.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  The Company has no exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at September 30, 2016 were $898 million, a $28 million or 3% increase from $870 million at June 30, 2016 and a $95 million or 12% increase from $803 million at December 31, 2015.  The growth in the current quarter reflected growth in savings deposits of $17 million, demand deposits of $8 million, and time deposits of $5 million.  NOW deposits declined $2 million during the recent quarter.  The $95 million deposit growth since the previous year-end reflects growth across all product categories including savings deposits of $57 million, time deposits of $22 million, demand deposits of $13 million, and NOW deposits of $3 million.  With market disruption in the Western New York market due to a significant merger between two of the Company’s competitors, the Company has maintained promotional savings and time deposit rates in an effort to attract new customers.  The decline in NOW deposits during the third quarter reflects fluctuation in the Company’s municipal deposit portfolio.  Due to the transactional nature of demand deposits, average balances are a useful metric to meaningfully measure sustained growth rates.  Average demand deposits were $187 million in the current quarter, a 5% increase from $178 million in the second quarter of 2016 and 11% higher than the $169 million average balance in the third quarter of 2015.  Most of the Company’s demand deposit growth during the current year has been with commercial customers.

The Company had $51 million other borrowings at September 30, 2016, which consisted of $10 million in a long-term advance with the FHLBNY scheduled to mature in 2020, and $41 million in overnight borrowings.  Other borrowings were $16 million at June 30, 2016 and $10 million at December 31, 2015.  The Company has increased the usage of its overnight line of credit with FHLBNY during the past two quarters, particularly in the third quarter, as a funding source for its loan growth.  Loan growth significantly outpaced deposit growth, the Company’s core funding source, in the third quarter.

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

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$875,999	$9,620	4.39%	$706,568	$8,403	4.76%
Taxable securities	74,172	385	2.08%	70,376	407	2.31%
Tax-exempt securities	37,853	235	2.48%	41,963	273	2.60%
Interest bearing deposits at banks	1,162	1	0.34%	27,500	16	0.23%

Total interest-earning assets	989,186	$10,241	4.14%	846,407	$9,099	4.30%

Non interest-earning assets:

Cash and due from banks	13,802			13,351
Premises and equipment, net	11,557			10,561
Other assets	44,130			42,191

Total Assets	$1,058,675			$912,510

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$86,428	$50	0.23%	$78,335	$78	0.40%
Regular savings	487,168	574	0.47%	431,127	442	0.41%
Time deposits	115,644	353	1.22%	97,321	308	1.27%
Other borrowed funds	44,577	94	0.84%	10,000	44	1.76%
Junior subordinated debentures	11,330	95	3.35%	11,330	83	2.93%
Securities sold U/A to repurchase	13,400	6	0.18%	10,783	5	0.19%

Total interest-bearing liabilities	758,547	$1,172	0.62%	638,896	$960	0.60%

Noninterest-bearing liabilities:
Demand deposits	187,201			168,883
Other	16,860			15,122
Total liabilities	$962,608			$822,901

Stockholders' equity	96,067			89,609

Total Liabilities and Equity	$1,058,675			$912,510

Net interest earnings		$9,069			$8,139

Net interest margin			3.67%			3.85%

Interest rate spread			3.52%			3.70%

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$816,712	$27,228	4.45%	$693,652	$24,149	4.64%
Taxable securities	71,941	1,323	2.45%	69,114	1,242	2.40%
Tax-exempt securities	38,314	695	2.42%	36,551	750	2.74%
Interest bearing deposits at banks	11,949	45	0.50%	28,500	50	0.23%

Total interest-earning assets	938,916	$29,291	4.16%	827,817	$26,191	4.22%

Non interest-earning assets:

Cash and due from banks	12,852			12,404
Premises and equipment, net	11,321			10,291
Other assets	42,973			42,266

Total Assets	$1,006,062			$892,778

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$87,864	$213	0.32%	$78,130	$241	0.41%
Regular savings	469,470	1,711	0.49%	410,912	1,114	0.36%
Time deposits	113,054	1,048	1.24%	104,812	1,116	1.42%
Other borrowed funds	21,988	182	1.10%	9,539	93	1.30%
Junior subordinated debentures	11,330	273	3.21%	11,330	243	2.86%
Securities sold U/A to repurchase	13,252	19	0.19%	11,624	16	0.18%

Total interest-bearing liabilities	716,958	$3,446	0.64%	626,347	$2,823	0.60%

Noninterest-bearing liabilities:
Demand deposits	180,472			163,651
Other	14,632			14,521
Total liabilities	$912,062			$804,519

Stockholders' equity	94,000			88,259

Total Liabilities and Equity	$1,006,062			$892,778

Net interest earnings		$25,845			$23,368

Net interest margin			3.67%			3.76%

Interest rate spread			3.52%			3.62%

Net Income

Net income was $2.2 million, or $0.51 per diluted share, in the third quarter of 2016, compared with $2.0 million, or $0.46 per diluted share, in the second quarter of 2016 and $2.5 million, or $0.58 per diluted share, in last year’s third quarter.  The increase from the 2016 trailing second quarter reflects an increase in net interest income and noninterest income, partially offset by higher provision for loan loss.  The decline from last year’s third quarter reflects the after-tax gain of $0.5 million or $0.11 per diluted share in the prior year period from an insurance settlement related to a fire sustained at a branch location, as well as an increase in provision for loan loss, partially offset by an increase in net interest income.  Return on average equity was 9.23% for the third quarter of 2016 compared with 8.56% in the trailing second quarter and 11.20% in the third quarter of 2015.

The Company had net income of $5.9 million, or $1.37 per diluted share, in the first nine months of 2016, compared with $6.1 million, or $1.41 per diluted share, in the comparable period of 2015.  The decrease in net income is related to the decline in noninterest income and increase in noninterest expenses, partially offset by the increase in net interest income and a tax benefit related to historic rehabilitation tax credits realized during the first nine months of 2016.  The $2.2 million decline in noninterest income in the first three quarters of 2016 when compared with the prior year period reflects the gain on the insurance settlement in 2015 and a loss taken on a tax credit investment.

Other Results of Operations – Quarterly Comparison

Net interest income was $9.1 million in the third quarter of 2016, an increase of $0.6 million or 6% from the second quarter of 2016 and $0.9 million or 11% from the prior-year third quarter, reflecting strong loan and demand deposit growth.  The Company’s commercial loan portfolio continued to grow at a significant rate as average commercial loans, including both commercial and industrial loans and commercial real estate loans, were $712 million in the third quarter, up 11% from $642 million in the trailing second quarter and up 28% from $557 million in the 2015 third quarter.

Net interest margin of 3.67% declined 18 basis points from the 2015 third quarter, but improved 2 basis points from the second quarter of 2016.  The margin contraction from last year reflects a continued decrease in loan yields as market rates remain historically low in a highly competitive market.  The margin improvement from the trailing second quarter was due to a decrease in the cost of interest-bearing liabilities as interest-bearing deposit rates declined 4 basis points.  This improvement in deposit pricing was somewhat offset by a decrease in loan yields.

The Company recorded $1.0 million in loan loss provision in the third quarter of 2016 compared with a release of allowance for loan losses of $0.4 million in the trailing second quarter and a provision for loan loss of $0.4 million in the prior year third quarter.  The increase in loan loss provision reflects the Company’s significant loan growth during the third quarter of 2016, the movement of a small number of commercial loan relationships to criticized status, and increased specific reserves on impaired loans, partially offset by other more favorable credit quality trends such as lower non-performing loans and a charge-off ratio that has been sustained at historically low levels.

Noninterest income was $3.3 million in the third quarter of 2016, an increase from $2.3 million in the second quarter of 2016, but lower than the $4.3 million earned in the prior year third quarter.  The primary reason for the increase in the third quarter from the second quarter of 2016 was the $2.1 million loss recorded during the second quarter on a tax credit investment in a community-based project in the linked quarter.  The loss on the investment was offset by a $1.5 million refundable state tax credit in noninterest income and $0.6 million in tax benefits realized in income tax expense during the second quarter of 2016.  The Company recognized additional tax benefits of $0.3 million during the third quarter of 2016.  The decrease in noninterest income in the third quarter of 2016 when compared with the prior year period reflected a $0.7 million gain recorded in last year’s third quarter for an insurance settlement related to a fire sustained at a branch location.

The largest component of noninterest income, insurance service and fee revenue, was $1.9 million in the third quarter of 2016. Insurance revenue increased $0.3 million from the trailing second quarter due to the seasonal increase in commercial lines insurance commissions.  The $0.1 million decline from the previous year’s third quarter was due to a decrease in personal lines insurance commissions and financial services sales revenue, partially offset by strong commercial lines insurance revenue growth.

Total non-interest expense was $8.7 million in the third quarter of 2016, which was flat when compared with the second quarter of 2016, but 5% higher than $8.3 million in the third quarter of 2015.  The third quarter of 2015 included a $0.2 million reversal in the Company’s litigation reserve after a legal matter was settled during the period.  Salaries and benefits costs of $5.4 million in the third quarter of 2016 decreased $0.1 million when compared with the second quarter of 2016, reflecting stabilization in the number of employees at the Company during the third quarter of 2016.  The 3% increase in salaries and benefits costs from last year’s third quarter reflects annual merit increases and strategic hires to support the Company’s continued growth, most notably in the expansion of its commercial banking team with new commercial loan officers, business development officers and related support staff.

The efficiency ratio for the current quarter was 70.2%, compared with 76.3% in the second quarter of 2016 and 66.8% in last year’s third quarter.  The calculation of the efficiency ratio for the second quarter of 2016 excludes the net impact of the tax credit

investment.    The increase in the efficiency ratio this quarter when compared with last year’s third quarter is the $0.7 million gain related to the insurance settlement in the third quarter of 2015.

Income tax expense of $0.5 million was recognized for the third quarter of 2016, compared with an income tax expense of $0.5 million in the second quarter of 2016 and $1.2 million in the third quarter of 2015.  The effective tax rate for the quarter was 17.5% compared with 18.3% in the second quarter of 2016 and 32.6% in the third quarter of 2015.  The lower effective tax rate over the two most recent quarters reflects the impact of the historic tax credit transaction in the second quarter of 2016.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $25.8 million for the first nine months of 2016, a $2.5 million or 11% increase from the first nine months of 2015.  The increase in net interest income is attributable to a $111 million or 13% increase in average interest-earning assets, somewhat offset by a decrease in net interest margin as described below.  The increase in average interest-earning assets reflects average net loan growth of $123 million or 18% to $817 million during the first nine months of 2016.  Most of the growth was in commercial loans, including $79 million in average commercial real estate loans and $33 million in commercial and industrial loans.

The Company’s net interest margin decreased 9 basis points from 3.76% in the first nine months of 2015 to 3.67% in the first nine months of 2016.  The yield on average interest-earning assets decreased 6 basis points from 4.22% to 4.16%.  Average loan yields decreased 19 basis points from 4.64% to 4.45%.  The decline in the yield on interest-earning assets was less than the decrease in average loan yields due to a shift in the mix of interest-earning assets.  Average loans were 87% of total average interest-earnings assets in the first nine months of 2016, compared with 84% in the first nine months of the prior year.  Loans have earned higher yields than investment securities and short-term interest-earning cash over the past two years.  The cost of interest-bearing liabilities was 0.64% for the first three quarters of 2016, 4 basis points higher than the 0.60% rate for the first nine months of 2015. The increased rate reflected a higher average savings rate of 0.49% in the year to date period ended September 30, 2016, compared with 0.36% in the comparable period in 2015.  Average savings deposit rates have increased as the product with the highest growth rate in the savings deposit portfolio has been at a promotional rate in 2016 in an effort to attract new customers at a time of disruption in the Company’s footprint due to bank merger activity.

The Company recorded $0.8 million in provision for loan losses in the nine-month period ended September 30, 2016, compared with $1.0 million in the first nine months of 2015.  The year-over-year decrease is attributable to the benefit of a sustained period of low charge-offs, partially offset by provision needed for the Company’s strong loan growth.

Non-interest income for the first nine months of 2016 decreased $2.2 million from the prior year period to $8.6 million.  The decrease was predominantly a result of the $2.1 million loss on the historic tax credit in the second quarter of 2016 and the $0.7 million gain on insurance proceeds in the third quarter of 2015 related to a fire at a branch location, offset, in part, by a $1.5 million refundable state tax credit recorded in non-interest income during the second quarter of 2016.  Additionally, insurance service and fee revenue, the largest component of non-interest income, was $5.2 million for the nine-month period ended September 30, 2016, down from $5.6 million in the comparable period of the prior year.  The decline was primarily due to last year’s high level of claims adjustment fees earned for services provided to assess damages of local properties impacted by the previous year’s severe winter.  This decrease was somewhat offset by an increase in commercial property and casualty insurance commissions.  Other non-interest income was $1.3 million for the first three quarters of 2016, compared with $1.7 million in the first nine months of 2015.  The decline from the prior year period is predominantly due to a decline in the Company’s mortgage servicing rights asset and the expected run-off of data center income.

Total non-interest expense increased to $26.0 million in the first nine months of 2016, 8% higher than the nine-month period ended September 30, 2015.  The increase was mostly attributable to an increase in salaries and employee benefits costs.  Salaries and employee benefits costs were $16.4 million for the first nine months of 2016, a $1.3 million or 8% increase from $15.1 million in the prior year period.  The year-over-year increase in salary and benefits expense reflects annual merit increases and personnel hires to support the Company’s growth strategy.  Technology and communications expenses increased $0.2 million to $1.1 million, reflecting additional expense related to the Company’s conversion to a new core banking system in 2016.

The Company’s efficiency ratio for the first nine months of 2016 was 74.0%, compared with 70.3% during the prior-year period.  The increase reflects the increase in non-interest expenses and decrease in non-interest income, somewhat offset by the increase in net interest income.  The calculation of the efficiency ratio for 2016 excludes the net impact of the tax credit investment.

An income tax expense of $1.7 million was recognized for the nine-month period ended September 30, 2016, compared with $3.0 million in the first nine months of 2015.  The difference reflected a $0.8 million tax credit benefit realized in 2016 relating to the historic tax credit investment in a community project.  The effective tax rate for the first nine months of 2016 was 22.5%, compared with 33.3% in the comparable 2015 period.  Excluding the impact of the historic tax credit and the write-off of the tax credit investment recognized in non-interest income, the current year-to-date effective tax rate was 31.0%.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a  Tier 1 leverage ratio of 9.55% at September 30, 2016, compared with 10.06% and 10.45% at June 30, 2016 and December 31, 2015, respectively.  New minimum capital ratios, known as “Basel III”, became effective for the Company and the Bank on January 1, 2015 and will be fully phased-in on January 1, 2019.  As of September 30, 2016, the Company and the Bank met all applicable capital adequacy requirements under the Basel III capital rules.

Book value per share of the Company’s common stock was $22.20 at September 30, 2016, compared with $21.44 at December 31, 2015.  Tangible book value per share (a non-GAAP measure) at September 30, 2016 was $20.31, compared with $19.53 at December 31, 2015.

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

A reconciliation of this non-GAAP financial measure, tangible book value per share, to the most directly comparable GAAP financial measure, book value, is set forth in the following table:
($ in thousands, except per share data)	September 30, 2016	December 31, 2015

Stockholders' equity ("book value")	$95,198	$91,256
Goodwill (related to insurance agency reporting unit)	(8,101)	(8,101)
Tangible book value (non-GAAP)	$87,097	$83,155
Number of common shares outstanding	4,287,400	4,257,179
Tangible book value per share	$20.31	$19.53

On August 16, 2016, the Company declared a cash dividend of $0.38 per share on the Company’s outstanding common stock.  The dividend was paid on October 4, 2016 to shareholders of record as of September 13, 2016.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Advances of up to $207 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $14 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At September 30, 2016, approximately 5% of the Bank’s securities had contractual maturity dates of one year or less and approximately 35% had maturity dates of five years or less.

The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases.  In the Company’s internal stress test at  September 30, 2016 the Company had net short-term liquidity of $245 million as compared with $282 million at December 31, 2015, due to the usage of cash for loan growth.  Available assets of $113 million, divided by public and purchased funds of $173 million, resulted in a long-term liquidity ratio of 65% at September 30, 2016, compared with 102% at December 31, 2015.

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
	(in thousands)

	September 30, 2016	December 31, 2015
Changes in interest rates

+200 basis points	$1,077	$1,034
+100 basis points	2,136	1,856

-100 basis points	NM	NM
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of September 30, 2016 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2013, the Company announced it had been authorized by its Board of Directors to purchase up to 100,000 shares of the Company’s outstanding common stock.  In the third quarter of 2016, the Company did not purchase any shares of its common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 2016:
July 1, 2016 - July 31, 2016	-	$-	-	15,212
August 2016:
August 1, 2016 - August 31, 2016	-	$-	-	15,212
September 2016:
September 1, 2016 - September 30, 2016	-	$-	-	15,212

Total:	-	$-	-	15,212

(1)

On March 25, 2013, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock.  The repurchase program has no fixed expiration date but may be suspended or discontinued at any time.  The maximum number of shares that may be purchased under this program as of September 30, 2016 was 15,212.

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

                                                                             Evans Bancorp, Inc.

DATE

November 2, 2016

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

November 2, 2016

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Name

10.1	Evans Bancorp, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 29, 2016.

31.1	Certification of Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18
USC Section 1350 Chapter 63 of Title 18, United States Code,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18
USC Section 1350 Chapter 63 of Title 18, United States Code,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – September 30, 2016 and December 31, 2015; (ii) Unaudited Consolidated Statements of Income – Three months ended September 30, 2016 and 2015; (iii) Unaudited Consolidated Statements of Income – Nine months ended September 30, 2016 and 2015; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended September 30, 2016 and 2015; (v) Unaudited Statements of Consolidated Comprehensive Income – Nine months ended September 30, 2016 and 2015; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Nine months ended September 30, 2016 and 2015; (vii) Unaudited Consolidated Statements of Cash Flows – Nine months ended September 30, 2016 and 2015; and (vii) Notes to Unaudited Consolidated Financial Statements.