Form 10-K
period 2016-12-31
EVANS BANCORP INC
filed 2017-03-07
CIK 842518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2016

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” "accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller reporting company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

On June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $101 million, based upon the closing sale price of a share of the registrant’s common stock on the NYSE MKT LLC.

As  of March 1, 2017, 4,749,846 shares of the registrant’s common stock were outstanding.

Exhibit Index on Page 124

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2017 Annual Meeting of Shareholders, to be held on April 27, 2017, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; loan losses in excess of the Company’s allowance for loan losses; complications related to the Bank’s core systems conversion; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board (“FASB”) and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in the financial performance and/or condition of the Company’s borrowers; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Annual Report on Form 10-K including the risk factors described in Item 1A, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”).  Many of these factors are beyond the Company’s control and are difficult to predict.

Because of these and other uncertainties, the Company’s actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein.  Forward-looking statements speak only as of the date they are made.  The Company undertakes no obligation to publicly update or revise forward-looking information, whether as a result of new, updated information, future events or otherwise, except to the extent required by law.

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

At December 31, 2016, the Company had consolidated total assets of $1.1 billion, deposits of $940 million and stockholders’ equity of $97 million.

The Company’s primary business is the operation of its subsidiaries.  It does not engage in any other substantial business activities.  The Company has two direct wholly-owned subsidiaries: (1) Evans Bank, N.A. (the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York; and (2) Evans National Financial Services, LLC (“ENFS”), which owns 100% of the membership interests in The Evans Agency, LLC (“TEA”), which sells various premium-based insurance policies on a commission basis.  At December 31, 2016, the Bank represented 99% and ENFS represented 1% of the consolidated assets of the Company.  Further discussion of our segments is included in Note 18 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Evans Bank

The Bank is a nationally chartered bank that has its headquarters at One Grimsby Drive, Hamburg, NY, and a total of 14 full-service banking offices in Erie County, Niagara County, and Chautauqua County, NY.

At December 31, 2016, the Bank had total assets of $1.1 billion, investment securities of $97 million, net loans of $929 million, deposits of $940 million and stockholders’ equity of $90 million, compared with total assets of $933 million, investment securities of $99 million, net loans of $761 million, deposits of $803 million and stockholders’ equity of $86 million at December 31, 2015.  The Bank offers deposit products, which include checking and negotiable order of withdrawal (“NOW”) accounts, savings accounts, and certificates of deposit, as its principal source of funding.  The Bank’s deposits are insured up to the maximum permitted by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

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

The Evans Agency, LLC

TEA, a property and casualty insurance agency, is a wholly-owned subsidiary of ENFS.  TEA is headquartered in Hamburg, NY, with offices located throughout Western New York.  TEA is a full-service insurance agency offering personal, commercial and financial services products.  For the year ended December 31, 2016, TEA had total revenue of $6 million.

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

Evans National Leasing, Inc. (“ENL”).  ENL, a wholly-owned subsidiary of the Bank, provided direct financing leasing of commercial small-ticket general business equipment to companies located throughout the contiguous 48 United States.  The Company exited the leasing business in 2009 and currently has only minimal activity, primarily collecting recoveries of previously charged-off leases.

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

COMPETITION

All phases of the Company’s business are highly competitive.  The Company competes actively with local, regional and national financial institutions, as well as with bank branches and insurance agency offices in the Company’s primary market area of Erie County, Niagara County, northern Chautauqua County, and northwestern Cattaraugus County, NY.  These Western New York counties have a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Company.  The Company faces competition for loans and deposits from other commercial banks, savings banks, internet banks, savings and loan associations, mortgage banking companies, credit unions, and other financial services companies.  The Company faces additional competition from non-depository competitors such as the mutual fund industry, securities and brokerage firms, and insurance companies and brokerages.   In the personal insurance area, the majority of TEA’s competition comes from direct writers, as well as some small local agencies located in the same towns and villages in which TEA has offices.  In the commercial business segment, the majority of the competition comes from larger agencies located in and around Buffalo, NY.  By offering the large number of carriers which it has available to its customers, TEA has attempted to remain competitive in all aspects of its business.

As an approximate indication of the Company’s competitive position, the Bank had the sixth most deposits in the Buffalo, NY metropolitan statistical area according to the FDIC’s annual deposit market share report as of June 30, 2016 with 2% of the total market’s deposits of $43 billion.  By comparison, the market leaders, M&T Bank and Key Bank, had 82% of the county’s deposits combined.  The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

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

The FRB has enforcement powers over financial holding companies and their subsidiaries, among other things, to enjoin activities that represent unsafe or unsound practices or constitute violations of law, rule, regulation, administrative orders, or written agreements with a federal bank regulator.  These powers may be exercised through the issuance of cease and desist orders, civil monetary penalties or other actions.

Under Regulation Y, a bank holding company must serve as a source of financial and managerial strength for its subsidiary banks and must not conduct its operations in an unsafe or unsound manner.  Additionally, Regulation Y requires a bank holding company to give the FRB prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth.  The FRB may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation.  There is an exception for bank holding companies that are well-managed, well capitalized, and not subject to any unresolved supervisory issues.  To date, the Company has qualified for this exception.  As another example, a bank holding company may not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the FRB believed it would not be prudent to do so.

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

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios.  In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing

Corporation (“FICO”), a mixed-ownership Federal government corporation established to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is 0.56 basis points, or approximately 0.14 basis points per quarter.  These assessments will continue until the Financing Corporation bonds mature in 2019.  Pursuant to the Dodd-Frank Act, the deposit insurance assessment base was redefined in 2011 to reflect consolidated total assets less average tangible equity.  The result is that larger financial institutions, which have more assets leveraged with non-deposit wholesale funds, generally have paid a greater percentage of the aggregate insurance assessment and smaller banks, including the Bank, have paid less.

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

Dividends paid by the Bank have been the Company's primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank.  Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years.  As of December 31, 2016,  approximately $12 million was available for the payment of dividends without prior OCC approval.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements.  As indicated below, at December 31, 2016, the Bank was in compliance with these requirements.

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

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 (subject to the phase-in of additional requirements as described below) were as follows:

4.5% CET1 to risk-weighted assets;

6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

4.0% Tier 1 capital to average consolidated assets as reported on the consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of the minimum risk-weighted asset ratios described above, and is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and is scheduled to increase by 0.625% on each subsequent January 1 through January 1, 2019.  Thus, when fully phased-in on January 1, 2019, the capital standards applicable to the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%; (iii) Total capital to risk-weighted assets of at least 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

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

The Company’s regulatory capital ratios under risk-based capital rules in effect through December 31, 2016 are presented in Note 20 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data”.

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

II.

The Collins Amendment, which requires the federal banking agencies to establish minimum leverage capital and risk-based capital requirements for insured depository institutions, depository institution holding companies and non-bank financial companies supervised by the FRB (also known as systemically significant financial institutions).  The Collins Amendment provides that certain hybrid financial instruments, such as trust preferred securities, issued on or after May 19, 2010, will be excluded from Tier 1 capital.  For certain large depository institution holding companies (greater than $15 billion in assets at December 31, 2009), hybrid financial instruments issued before May 19, 2010 must be phased out of Tier 1 capital over a three-year period beginning January 1, 2013.  The Company was well below this threshold at December 31, 2009.  At December 31, 2016, the Company had $11.3 million in trust preferred securities included in Tier 1 capital.

III.

The Durbin Amendment, which provided that interchange fees that a card issuer or payment network receives or charges for debit transactions will now be regulated by the FRB and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction.  The pricing provisions of the Durbin Amendment apply to card issuing financial institutions with more than $10 billion in assets.  The Durbin Amendment also prohibits all issuers and networks from restricting the number of networks over which electronic debit transactions may be processed to less than two unaffiliated networks, and prohibits issuers and networks from inhibiting a merchant’s ability to direct the routing of the electronic debit transaction over any network that the issuer has enabled to process them.  Although the Bank is exempt from the pricing provisions of the Durbin Amendment, it has been indirectly impacted as it competes with other institutions who are directly impacted by the Durbin Amendment.

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

V.

A permanent exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”), which requires that public companies receive an opinion from their external auditors as to the effectiveness of their internal control over financial reporting, for companies with a public market capitalization under $75 million. As an accelerated filer, the Company does not qualify for this exemption.

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

VIII.

In December 2013, five federal agencies (including the FRB and the OCC) adopted a final regulation implementing the “Volcker Rule” provision of the Dodd-Frank Act. The Volcker Rule generally prohibits insured banks and their affiliates from proprietary trading or from acquiring or retaining any equity, partnership or other ownership interest in, sponsoring or having certain other relationships with a hedge fund or a private equity fund, subject to certain exceptions. The Volcker Rule did not have an impact on the operations of the Company or the Bank, as they do not engage in the activities prohibited by the Volcker Rule.

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

EMPLOYEES

As of December 31, 2016, the Company had no direct employees.  As of December 31, of the years indicated, the following table summarizes the employment rosters of the Company’s subsidiaries using full-time equivalent employees:

	2016	2015	2014	2013	2012
Bank	206	206	201	196	183
ENL	-	-	-	-	2
TEA	44	48	46	41	49
FCS	4	4	4	4	4
	254	258	251	241	238

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

Economic conditions in the United States remained positive in 2016, which included national and local unemployment rates of 4.7% and 5.3%, respectively, as of December 31, 2016.  Although conditions in Western New York and the United States are currently good, a slowdown of the economy could occur in 2017.  The last recession ended in 2009 and has been followed by 90 months of economic expansion.  In the post-World War II era, the average period of economic expansion has been 57 months.  This could indicate that we are in a longer than normal period of economic expansion and that there is increased risk of recession.   Even though the Company is a community institution servicing a local market, in a global economy, any deteriorating conditions in other parts of the world could affect the United States economically.  Such conditions could materially adversely affect the credit quality of the Company’s loans, and therefore, the Company’s results of operations and financial condition.

Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Credit Risks

At December 31, 2016, the Company's portfolio of commercial real estate loans totaled $556 million, or 59% of total loans outstanding, and the Company's portfolio of commercial and industrial (“C&I”) loans totaled $197 million, or 21% of total loans outstanding.  The Company plans to continue to emphasize the origination of commercial loans as they generally earn a higher rate of interest than other loan products offered by the Bank.  However, commercial loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of commercial real estate and C&I loans often depends on the successful operations and the income stream of the borrowers.  Commercial mortgages are collateralized by real property while C&I loans are typically secured by business assets such as equipment and accounts receivable.  Commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans.  Also, many of the Company's commercial borrowers have more than one commercial real estate or C&I loan outstanding with the Company.  Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan.  Commercial real estate loans in non-accrual status at December 31, 2016 were $6.1 million, compared with $7.8 million at December 31, 2015.  C&I loans in non-accrual status at December 31, 2016 were $3.1 million, compared with $5.3 million at December 31, 2015.  Increases in the delinquency levels of commercial real estate and C&I loans could result in an increase in non-performing loans and the provision for loan losses, which could have a material adverse effect on the Company’s results of operations and financial condition.

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

In the Event the Company's Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, the Company's Earnings Could Decrease

The Company maintains an allowance for loan losses in order to capture the probable losses inherent in its loan portfolio.  There is a risk that the Company may experience significant loan losses which could exceed the allowance for loan losses.  In determining the amount of the Company's recorded allowance, the Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers, the effect of changes in the local economy on the value of the real estate and other assets serving as collateral for the repayment of loans, the effects on the Company's loan portfolio of current economic indicators and their probable impact on borrowers, and the Company's loan quality reviews.  The emphasis on the origination of commercial real estate and C&I loans is a significant factor in evaluating the allowance for loan losses.  As the Company continues to increase the amount of these loans in the portfolio, additional or increased provisions for loan losses may be necessary and would adversely affect the results of operations.  In addition, bank regulators periodically review the Company's loan portfolio and credit underwriting procedures, as well as its allowance for loan losses, and may require the Company to increase its provision for loan losses or recognize further loan charge-offs.  At December 31, 2016, the Company had a gross loan portfolio of $943 million and the allowance for loan losses was $13.9 million, which represented 1.48% of the total amount of gross loans.  If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan losses or recognize further loan charge-offs, the Company may have to increase its allowance for loan losses or loan charge-offs which could have an adverse effect on the Company's operating results and financial condition.  Additionally, there can be no assurances that the Company's allowance for loan losses will be adequate to protect the Company against loan losses that it may incur.

Changes in Interest Rates Could Adversely Affect the Company's Business, Results of Operations and Financial Condition

The Company's results of operations and financial condition are significantly affected by changes in interest rates.  The Company's results of operations depend substantially on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities.  Because the Company's interest-bearing liabilities generally re-price or mature more quickly than its interest-earning assets, an increase in interest rates could result in a decrease in its net interest income.

Changes in interest rates also affect the value of the Company's interest-earning assets, and in particular, the Company's securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  At December 31, 2016, the Company's securities available for sale totaled $95 million.  Net unrealized losses on securities available for sale, net of tax, amounted to $0.4 million and are reported in accumulated other comprehensive income in stockholders’ equity.  Decreases in the fair value of securities available for sale, therefore, could have an adverse effect on stockholders' equity or earnings.

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

Easy monetary policy by the FRB may increase the interest rate risk for the Company by lowering interest rates over the near term, but also by inadvertently causing inflation to rise at a rapid pace.  High inflation rates are usually accompanied by an increase in interest rates.

The FRB’s accommodative stance has resulted in extraordinarily low interest rates during the past five years and played a part in compressing the Company’s net interest margin.  Further margin compression could have a material adverse effect on the Company’s results of operations and financial condition.

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

The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York (“FHLBNY”).  The Company uses FHLBNY as its primary source of borrowed overnight funds and also has several long-term advances with FHLBNY.  At December 31, 2016, the Company had a total of $28 million in borrowed funds with FHLBNY.  The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY.  As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY.  The Bank held FHLBNY stock with a fair value of $2.2 million as of December 31, 2016.

There are 12 branches of the FHLB, including New York.  If a branch  were at risk of breaching risk-based capital requirements, it could suspend dividends, cut dividend payments, and/or not buy back excess FHLB stock that members hold.  FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future.  Nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt; other FHLB branches can be called upon to make the payment.

Systemic weakness in the FHLB could result in higher costs of FHLB borrowings, reduced value of FHLB stock, and increased demand for alternative sources of liquidity that are more expensive, such as brokered time deposits, the discount window at the Federal Reserve, or lines of credit with correspondent banks First Tennessee Bank and M&T Bank.

A Decline in the Value of the Company’s Deferred Tax Assets Could Adversely Affect the Company’s Operating Results and Regulatory Capital Ratios.

The Company’s tax strategies depend on the ability to generate taxable income in future periods. The Company’s tax strategies will be less effective in the event the Company fails to generate anticipated amounts of taxable income. The value of the Company’s deferred tax assets is subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, management considers all positive and negative evidence available, including the Company’s historical levels of taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the statutory tax loss carryover period. If the Company were to conclude that a significant portion of deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect the Company’s financial position, results of operations and regulatory capital ratios. In addition, the value of the Company’s deferred tax assets could be adversely affected by a change in statutory tax rates.

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

Expansion of the Company’s Branch Network May Adversely Affect its Financial Results

The Company cannot assure that the opening of new branches will be accretive to earnings or that it will be accretive to earnings within a reasonable period of time.  Numerous factors contribute to the performance of a new branch, such as suitable location, qualified personnel, and an effective marketing strategy.  Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate income sufficient to cover its operating expenses.  Difficulties the Company experiences in opening new branches may have a material adverse effect on the Company’s financial condition and results of operations.  The Company opened a new branch in Lockport, NY in 2016.

The Company Operates in a Highly Regulated Environment and May Be Adversely Affected By Changes in Laws and Regulations

The Company and its subsidiaries are subject to regulation, supervision and examination by the OCC, FRB, and by the FDIC, as insurer of its deposits.  Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the deposit insurance funds and depositors.  Regulatory requirements affect the Company's lending practices, capital structure, investment practices, dividend policy and growth.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the imposition of deposit insurance premiums and other assessments, the classification of assets by a bank and the adequacy of a bank's allowance for loan losses.  Any change in such regulation and oversight, particularly through the new rules and regulations expected to be established by the Dodd-Frank Act and Basel III, could have a material adverse impact on the Bank, the Company and its business, financial condition and results of operations.  The election of a new President of the United States in 2016 further increases the uncertainty of future changes in regulatory requirements.

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

Loss of Key Employees May Disrupt Relationships with Certain Customers

The Company’s business is primarily relationship-driven in that many of the key employees of the Bank and TEA have extensive customer relationships.  Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor.  While management believes that the Company’s relationships with its key business producers are good, the Company cannot guarantee that all of its key personnel will remain with the organization.  Loss of such key personnel, particularly if they enter into an employment relationship with one of the Company’s competitors, could result in the loss of some of the Company’s customers.  Such losses could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Because the Nature of the Financial Services Business Involves a High Volume of Transactions, the Company Faces Significant Operational Risks

The Company relies on the ability of its employees and systems to process a high number of transactions.  Operational risk is the risk of loss resulting from the Company’s operations, including but not limited to, the risk of fraud by employees or persons outside of the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery.  This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity.  In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation, any of which could have a material adverse effect on the Company’s financial condition or results of operation.

The Company’s Information Systems May Experience an Interruption or Breach in Security

The Company relies heavily on communications and information systems to conduct its business.  Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan, and other systems.  There can be no assurance that failures, interruptions, or security breaches of the Company’s information systems will not occur or, if they do occur, that they will be adequately addressed.  If personal, nonpublic, confidential, or proprietary information of customers in the Company’s possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage, and financial loss.  Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of the Company’s systems, employees or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.  The occurrence of any failures, interruptions, or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Environmental Factors May Create Liability

In the course of its business, the Bank has acquired and may acquire in the future, property securing loans that are in default.  There is a risk that the Bank could be required to investigate and clean-up hazardous or toxic substances or chemical releases at such properties after acquisition by the Bank in a foreclosure action, and that the Bank may be held liable to a governmental entity or third parties for property damage, personal injury and investigation and clean-up costs incurred by such parties in connection with such contamination.  The Bank may in the future be required to perform an investigation or clean-up activities in connection with environmental claims.  Ay such occurrence could have a material adverse effect on our business, financial condition, and results of operations.

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

Damage to the Company’s Reputation Could Adversely Impact our Business

The Company’s business reputation is important to its success.  The ability to attract and retain customers, investors, employees and advisors may depend upon external perceptions of the Company.  Damage to the Company’s reputation could cause significant harm to its business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior and the misconduct of employees, advisors and counterparties.  Negative perceptions or publicity regarding these matters could damage the Company’s reputation among existing and potential customers, investors, employees and advisors.  Adverse developments with respect to the financial services industry may also, by association, negatively impact the Company’s reputation or result in greater regulatory or legislative scrutiny or litigation against the Company.  Preserving and enhancing the Company’s reputation also depends on maintaining systems and procedures that address known risks and regulatory requirements, as well as its ability to identify and mitigate additional risks that arise due to changes in businesses and the marketplaces in which the Company operates, the regulatory environment and client expectations.  If any of these developments has a material effect on the Company’s reputation, its business could suffer.

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

At December 31, 2016, the Bank conducted its business from its administrative office and 14 branch offices.  The Bank’s administrative office is located at One Grimsby Drive in Hamburg, NY.  The administrative office facility is 26,000 square feet and is owned by the Bank.  This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank.  The Bank also owns a building on Sunset Drive in Hamburg, NY that houses its Operations Center.

The Bank has 14 branch locations.  The Bank owns the building and land for five locations.  Of the remaining branch locations, eight are leased by the Bank and one is leased by TEA.

TEA operates from a 10,000 square foot office located at 6834 Erie Road, Derby, NY, which is owned by the Bank.  TEA has 7 retail locations.  TEA leases one of the locations.  The Bank owns three of the locations, the Bank leases two of the locations, and TEA owns the remaining building.

Item 3.LEGAL PROCEEDINGS

The nature of the Company’s business generates a certain amount of litigation involving matters arising in the ordinary course of business.

In the opinion of management, there are no proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely, would have a material effect on the Company’s financial statements.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  The Company’s common stock is listed on the NYSE MKT under the symbol EVBN.

The following table shows, for the periods indicated, the high and low sales prices per share of the Company’s common stock for fiscal 2016 and 2015 as reported on the NYSE MKT.

	2016		2015
QUARTER	High	Low	High	Low
FIRST	$26.10	$23.55	$25.75	$23.26
SECOND	$25.48	$22.87	$25.06	$23.75
THIRD	$27.87	$24.41	$24.95	$22.75
FOURTH	$37.67	$25.90	$25.75	$22.85

Holders.  The approximate number of holders of record of the Company’s common stock as of February 14, 2017 was 1,227.

Cash Dividends. The Company paid the following cash dividends on shares of the Company’s common stock during 2016 and 2015:

•	A cash dividend of $0.38 per share on October 4, 2016 to shareholders of record on September 13, 2016.
•	A cash dividend of $0.38 per share on April 5, 2016 to shareholders of record on March 15, 2016.
•	A cash dividend of $0.36 per share on October 6, 2015 to shareholders of record on September 15, 2015.
•	A cash dividend of $0.36 per share on April 7, 2015 to shareholders of record on March 17, 2015.

The amount and type (cash or stock), if any, of future dividends will be determined by the Company’s Board of Directors and will depend upon the Company’s earnings, financial conditions and other factors considered by the Board of Directors to be relevant.  The Bank pays a dividend to the Company to provide funds for: debt service on the junior subordinated debentures, a portion of the proceeds of which were contributed to the Bank as capital; dividends the Company pays; treasury stock repurchases; and other Company expenses.  As discussed above under “Item 1A. Risk Factors,” the Company is dependent upon cash flow from its subsidiaries in order to fund its dividend payments.  There are various legal limitations with respect to the Bank’s ability to supply funds to the Company.  In particular, under Federal banking law, the approval of the FRB and OCC may be required in certain circumstances, prior to the payment of dividends by the Company or the Bank.  As of December 31, 2016, approximately $12 million was available for the payment of dividends without prior OCC approval.  See Note 20 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information concerning contractual and regulatory restrictions on the payment of dividends.

PERFORMANCE GRAPH

The following Performance Graph compares the Company's cumulative total stockholder return on its common stock for a five-year period (December 31, 2011 to December 31, 2016) with the cumulative total return of the NYSE MKT Composite Index and NASDAQ Bank Index.  The comparison for each of the periods assumes that $100 was invested on December 31, 2011 in each of the Company's common stock and the stocks included in the NYSE MKT Composite Index and NASDAQ Bank Index and that all dividends were reinvested without commissions.  This table does not forecast future performance of the Company's stock.

Compare 5-Year Cumulative Total Return Among

Evans Bancorp, Inc.,

NYSE MKT Composite Index and NASDAQ Bank Index

Total Return Performance
Index Value
350
300
250
200
150
100
50
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
Evans Bancorp, Inc.
NYSE MKT - Composite Index
NASDAQ Bank

Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Evans Bancorp, Inc.	100.00	135.95	187.62	222.26	242.29	305.84
NYSE MKT - Composite Index	100.00	106.61	113.71	117.99	106.95	118.33
NASDAQ Bank	100.00	118.69	168.21	176.48	192.08	265.02

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.    In March 2013, the Company announced it had been authorized by its Board of Directors to purchase up to 100,000 shares of the Company’s outstanding common stock.  The Company repurchased 3,280 shares pursuant to this repurchase program during 2016.  During the fourth quarter of 2016, the Company did not purchase any shares of its common stock under this program or otherwise.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 2016:
October 1, 2016 - October 31, 2016	-	$-	-	15,212
November 2016:
November 1, 2016 - November 30, 2016	-	$-	-	15,212
December 2016:
December 1, 2016 - December 31, 2016	-	$-	-	15,212

Total:	-	$-	-	15,212

(1)

On March 25, 2013, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock. The repurchase program has no fixed expiration date but may be suspended or discontinued at any time. The maximum number of shares that may be purchased under this program as of December 31, 2016 was 15,212.

Item 6.SELECTED FINANCIAL DATA

	As of and for the year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except for per share data)
Balance Sheet Data
Assets	$1,100,709	$939,107	$846,809	$833,498	$809,676
Interest-earning assets	1,030,113	873,450	785,302	767,629	750,287
Investment securities	97,205	98,758	97,132	102,049	95,807
Loans and leases, net	928,596	761,101	683,131	635,493	573,163
Deposits	939,974	802,982	707,635	706,612	678,992
Borrowings	49,689	32,151	38,808	33,681	42,441
Stockholders' equity	96,748	91,256	85,788	80,712	74,828

Income Statement Data
Net interest income	$35,248	$31,804	$31,099	$28,347	$27,780
Non-interest income	11,252	13,720	10,273	12,161	12,823
Non-interest expense	35,096	32,698	31,252	29,380	28,792
Net income	8,272	7,843	8,187	7,857	8,132

Per Share Data
Earnings per share - basic	$1.93	$1.85	$1.96	$1.88	$1.96
Earnings per share - diluted	1.90	1.82	1.92	1.85	1.95
Cash dividends	0.76	0.72	0.65	0.26	0.68
Book value	22.50	21.44	20.41	19.21	17.94

Performance Ratios
Return on average assets	0.80%	0.87%	0.98%	0.96%	1.04%
Return on average equity	8.74%	8.82%	9.84%	10.06%	11.20%
Net interest margin	3.67%	3.80%	4.01%	3.74%	3.84%
Efficiency ratio *	74.03%	71.83%	70.83%	71.98%	70.05%
Dividend payout ratio	39.38%	38.92%	33.16%	13.83%	34.69%

Capital Ratios
Tier 1 capital to average assets	9.49%	10.45%	10.84%	10.36%	9.69%
Equity to assets	8.79%	9.72%	10.13%	9.68%	9.24%

Asset Quality Ratios
Total non-performing assets to
total assets	1.09%	1.71%	1.25%	1.65%	1.02%
Total non-performing loans and
leases to total loans and leases	1.28%	2.07%	1.52%	2.12%	1.41%
Net charge-offs (recoveries) to
average loans and leases	0.02%	0.12%	0.03%	(0.04)%	0.29%
Allowance for loan and lease losses
to total loans and leases	1.48%	1.66%	1.80%	1.78%	1.67%

*  The calculation of the efficiency ratio excludes amortization of intangibles and gains and losses on tax credit investments, for comparative purposes.

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

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This discussion is intended to compare the performance of the Company for the years ended December 31, 2016, 2015 and 2014.  The review of the information presented should be read in conjunction with Part I, Item 1: “Business” and Part II, Item 6: “Selected Financial Data” and Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Summary

Net income in 2016 was $8.3 million, a 5% increase from 2015 net income of $7.8 million, and 1% higher than 2014 net income of $8.2 million.  There were several large items that impacted the 2016, 2015, and 2014 results.  As a result of tax credit investments in community-based projects, in 2016 and 2014 the Company realized losses recorded in non-interest income that were more than offset by corresponding tax credit benefits, resulting in a higher income tax provision in 2015.  The Company recorded $1.0 million in litigation expense in 2014 related to the Company’s litigation with the New York State Attorney General’s office (the “NYAG Litigation”), which was partially reversed in 2015 and 2016.  A gain on insurance proceeds of $0.7 million was recorded in 2015 related to a fire at one of the Bank’s branch locations.

The primary driver of the increase in the Company’s earnings has been the higher net interest income resulting from the Company’s significant loan and deposit growth.  Net interest income was $35.2 million in 2016, an 11% increase from 2015 and 13% higher than 2014.  Average loans grew from $657 million in 2014 to $841 million in 2016 while total average deposits increased from $711 million in 2014 to $868 million in 2016.

The increase in net interest income in 2016 when compared with 2015 and 2014 was partially offset by increases in non-interest expenses and decreases in non-interest income while the provision for loan losses remained approximately flat for the past three years.  The increases in loans and deposits required an investment in talent as the Company’s employee base is critical to the Company’s growth strategy.  Salaries and benefits expense, the largest component of non-interest expenses, increased 9% in each of the past two years.  The largest component of the Company’s non-interest income, insurance service revenue, declined to $6.5 million in 2016 from $7.2 million in 2015 and $7.1 million in 2014, primarily due to declines in financial services and insurance claims services revenue in 2016.

Strategy

The Company’s goal is to continue to increase market share and achieve scale while improving profitability and returning value to shareholders.  The Company’s biggest strength and earnings driver is commercial and small business lending.  The Company expects to continue to focus on building on this competitive advantage by adding personnel in this area.  Management plans to look to expand other revenue opportunities in non-interest income in areas such as employee benefits and financial services.  Additionally, management anticipates continued disruption in the Company’s market area in 2017 due to recent merger activity among competitors and expects that this will create additional opportunities to increase market share and secure new customer relationships.  In addition, management intends to continue to develop strategies to deepen existing customer relationships with tailored product sets that reward the Company’s most loyal customers.

The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives.  While the Company intends to focus its efforts on the pursuit of these strategies, there can be no assurance that the Company will successfully implement these strategies or that the strategies will produce the desired results.  The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense.  Net interest income accounted for 76% of total revenue in 2016.  To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market area.  To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.

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

The Company has focused its efforts on targeted groups in its community such as (1) smaller businesses with smaller credit needs but rich in deposits and other service needs; (2) middle market commercial businesses; (3) commercial real estate lending; and (4) retail customers.  In 2017, the Company intends to expand its targeted groups to include municipal customers.  The overarching goal is to cross-sell between our insurance, financial services and banking lines of business to deepen our relationships with all of our customers.  The Company believes that these efforts resulted in growth in the commercial loan portfolio and core deposits during fiscal 2016.

The Company strives to provide a personal touch to customer service and is committed to maintaining a local, community-based philosophy.  The Bank has emphasized hiring local branch and lending personnel with strong ties to the specific local communities it serves.

The Bank serves its market through 14 banking offices in Western New York.  The Company’s principal source of funding is through deposits, which it reinvests in the community in the form of loans and investments.  Deposits are insured up to the maximum permitted by the Deposit Insurance Fund of the FDIC.  The Bank is regulated by the OCC.

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

The amount of goodwill reflected in the Company’s Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill in an identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  As of December 31, 2016, TEA had $8.1 million in goodwill.  The banking reporting unit does not have any goodwill.  All of the goodwill at TEA stems from the acquisition of various insurances agencies, not the purchase of diverse companies in which goodwill was subjectively allocated to different reporting units.  Therefore, total market capitalization reconciliation was not performed because not all of the reporting units had goodwill.  As a result, such an analysis would not be meaningful.

Management valued TEA, the reporting unit with goodwill, using cash flow modeling and earnings multiple techniques.  When using the cash flow models, management considered historical information, the operating budget for 2017, economic and insurance market cycles, and strategic goals in projecting net income and cash flows for the next five years.  The fair value calculated substantially exceeded the book value of TEA.  The value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was higher, a result of conservative growth assumptions used by the Company in the cash flow model as well as an implied control premium in the multiple.  The multiple used was based on industry data and consistent with the previous year’s assumption.

While the fair values determined in the impairment tests were substantially higher than the carrying value for TEA, the risk of a future impairment charge still exists.  Management used growth rates that are achievable over the long run through both soft and hard insurance cycles.  Decline in TEA’s revenue in 2016 was largely attributable to its insurance claims business, which experienced an abnormally strong 2015 and lower claims activity in 2016.  Also, for the second straight year, TEA’s profit sharing revenue was lower than historical norms.  TEA’s largest revenue source, its commercial insurance commissions, experienced solid growth in 2016 which is expected to continue while profit sharing revenue and insurance claims are expected to rebound to more normal historical levels.

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

ASU 2016-02, Leases.  The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to meet that objective.  The main difference between previous GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  Under this new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  Information about the Company’s operating lease obligations is disclosed in Note 16 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact of the standard on its financial reporting.

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

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.  Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold.  The main objective of this ASU (commonly known as the Current Expected Credit Loss Impairment Model, or CECL, in the industry) is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in CECL replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The amendments in CECL are effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The FASB expects that an entity will be able to leverage its current systems and methods for recording the allowance for credit losses.  However, many financial institutions, particularly community banks similar in size to the Company and industry groups like the American Bankers Association, have expressed concern about the impact of CECL.  The life of loan loss concept presents complexities that can decrease capital, and add both volatility to ALLL estimates and additional costs.  CECL may increase the ALLL, though many factors will determine the impact for each bank.  Changes in expectations of future economic conditions play a large role in CECL and can significantly affect the credit loss estimate.  While OCC estimates made in 2012 projected a 30% to 50% increase in the ALLL, more recent bank analyst projections were far lower.  A challenge for the Company could be the operational impact.  Costly new systems and process to track loan performance may need to be purchased or developed.  Significant procedural challenges may be faced both in implementation and on an ongoing basis.  The total impact of CECL to the Company’s financial statements is unknown but may be material.  Implementation of CECL will be a significant project for the Company through the projected implementation date of January 1, 2020.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

Net Income

Net income of $8.3 million in 2016 consisted of $7.5 million related to the Company’s banking activities and $0.8 million related to the Company’s insurance agency activities.  The total net income of $8.3 million was a 5%  increase from $7.8 million in 2015.  Earnings per diluted share for 2016 of $1.90 were 4%  higher than the earnings per diluted share of $1.82 for 2015.

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

AVERAGE BALANCE SHEET INFORMATION

The following table presents the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid in 2016, 2015, and 2014.  The assets and liabilities are presented as daily averages.  The average loan balances include both performing and non-performing loans.  Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest.  Available-for-sale securities are stated at fair value.  Interest and yield are not presented on a tax-equivalent basis.

	2016			2015			2014
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Interest-earning assets:
Loans, net	$841,443	$37,330	4.44%	$705,404	$32,638	4.63%	$657,494	$31,899	4.85%
Taxable securities	71,000	1,652	2.33%	68,156	1,935	2.84%	71,508	1,816	2.54%
Tax-exempt securities	38,014	926	2.44%	37,076	991	2.67%	32,766	967	2.95%
Interest bearing deposits at banks	9,333	47	0.50%	26,170	64	0.24%	14,100	33	0.23%

Total interest-earning assets	959,790	$39,955	4.16%	836,806	$35,628	4.26%	775,868	$34,715	4.47%

Non interest-earning assets:
Cash and due from banks	13,157			12,591			12,365
Premises and equipment, net	11,350			10,448			10,982
Other assets	43,671			42,211			39,971

Total Assets	$1,027,968			$902,056			$839,186

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$87,215	$262	0.30%	$78,801	$322	0.41%	$72,034	$316	0.44%
Regular savings	478,252	2,318	0.48%	418,020	1,591	0.38%	378,247	1,010	0.27%
Time deposits	117,682	1,460	1.24%	102,711	1,426	1.39%	111,521	1,730	1.55%
Other borrowed funds	26,011	270	1.04%	9,655	136	1.41%	8,579	212	2.47%
Junior subordinated debentures	11,330	372	3.28%	11,330	327	2.89%	11,330	322	2.84%
Securities sold U/A to repurchase	12,884	25	0.19%	11,495	22	0.19%	13,956	26	0.19%

Total interest-bearing liabilities	733,374	$4,707	0.64%	632,012	$3,824	0.61%	595,667	$3,616	0.61%

Noninterest-bearing liabilities:
Demand deposits	185,029			166,611			148,827
Other	14,942			14,529			11,529
Total liabilities	$933,345			$813,152			$756,023

Stockholders' equity	94,623			88,904			83,163

Total Liabilities and Equity	$1,027,968			$902,056			$839,186

Net interest earnings		$35,248			$31,804			$31,099
Net interest margin			3.67%			3.80%			4.01%
Interest rate spread			3.52%			3.65%			3.86%

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

	2016 Compared to 2015			2015 Compared to 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)
	Volume	Rate	Total	Volume	Rate	Total

Interest earned on:
Loans	$6,081	$(1,389)	$4,692	$2,259	$(1,520)	$739
Taxable securities	78	(361)	(283)	(88)	207	119
Tax-exempt securities	25	(90)	(65)	120	(96)	24
Interest-bearing deposits at banks	(58)	41	(17)	29	2	31
Total interest-earning assets	$6,126	$(1,799)	$4,327	$2,320	$(1,407)	$913

Interest paid on:
NOW accounts	$32	$(92)	$(60)	$29	$(23)	$6
Savings deposits	251	476	727	115	466	581
Time deposits	195	(161)	34	(131)	(173)	(304)
Other borrowed funds	241	(59)	182	(22)	(53)	(75)
Total interest-bearing liabilities	$719	$164	$883	$(9)	$217	$208

Net interest income increased by $3.4 million, or 11%, to $35.2 million in 2016 from $31.8 million in 2015.  As indicated in the preceding table, this increase primarily resulted from increased loan volume, partially offset by lower yields earned on loans and investment securities.  Overall, the increased volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $5.4 million, while the rates earned and paid on those respective assets and liabilities had a negative impact of $2.0 million.

The Company has invested in adding to its commercial loan portfolio significantly in the past several years by adding several commercial loan officers while existing loan officers have increased production.  The total commercial loan portfolio balance, including commercial real estate and C&I loans, increased $123 million, or 22%, from a $556 million average balance in 2015 to a $679 million average balance in 2016.  Consumer loans increased 8% from a $162 million average balance in 2015 to a  $175 million average balance in 2016.

On the funding side, the Company has continued to be successful in attracting new deposit customers, with most of that success coming from growth in retail savings deposits and commercial demand deposit products.  The Company marketed attractive retail savings and time deposit products to fund the strong commercial loan growth.  The Company’s increasing C&I loan production has resulted in a corresponding increase in commercial demand deposits.  Total average deposits increased $102 million, or 13%, year over year to $868 million in 2016.  The largest component of that growth was in average savings deposits of $60 million.  Average demand deposits increased $18 million, including $15 million in commercial demand deposits, from 2015 to 2016.  Average time deposits grew $15 million from 2015 to 2016.

The FRB executed on a monetary policy designed to keep interest rates at all time lows from the second half of 2008 until the fourth quarter of 2015.  The target overnight rate had been between 0.00% and 0.25% since the end of 2008 until the FRB raised its target rate to between 0.25% and 0.50% in December 2015.  The target rate was raised again in December 2016 to between 0.50% and 0.75%.  The impact of the  FRB decision to raise its targeted overnight rate in December 2015 had a positive impact on the Company’s 2016 results while the increase in late 2016 had minimal impact on the Company’s 2016 results.    The FRB has also executed on other quantitative easing strategies, including the purchase of mortgage-backed securities, in an attempt to depress longer-term market interest rates.  Although the FRB has stopped its asset purchases, its accommodation policy kept rates historically low during the same period.  This interest rate environment resulted in lower interest yields earned on assets as well as lower rates paid on liabilities.  Assets have continued to re-price into lower yields as older loans and securities mature, and new loans are originated and securities purchased at lower yields than those they are replacing.

Net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, decreased from 3.65% in 2015 to 3.52% in 2016.  The yield on interest-earning assets decreased 10 basis points from 4.26% in 2015 to 4.16% in 2016, while the cost of interest-bearing liabilities increased 3 basis points to 0.64% over the same time periods.  The decline in interest-earning asset yields is a result of the continued asset re-pricing described above.  The increase in the cost of interest-bearing liabilities reflects the continued shift in the savings deposit portfolio to higher rate products.  The Company has very low cost core savings deposits that are more mature in their life cycle and did not grow in 2016.  Simultaneously, the Company has offered attractive rates on certain savings products in an effort to fund the Company’s strong loan growth.

The Company’s net interest margin decreased from 3.80% in 2015 to 3.67% in 2016, reflecting the changes to the net interest spread.  Several factors could put additional pressure on the Company’s net interest margin in the future, including further flattening of the yield curve and increased pricing competition for loans and deposits.

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

Provision for Loan Losses

The Company’s provision for loan losses was $1.2 million in both 2016 and 2015.  The provision was flat year over year as increases in reserves for impaired loans, the level of criticized loans, and loan growth  were offset by the impact of the sustained low level of historical losses in the portfolio.  The allowance for loan loss allocation for impaired loans increased from $1.7 million at the end of 2015 to $2.0 million at December 31, 2016.  The higher reserve for impaired loans reflected an increase in reserve on the Company’s largest impaired loan after a new appraisal was obtained in 2016 that demonstrated a decrease in the value of the collateral securing the loan.  As noted in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the Company reserves a specific allocation on impaired loans and a higher percentage on criticized loans, or those loans risk-rated 5 or higher.  At December 31, 2016, criticized loans (i.e. loans risk-rated 5 or higher) that were collectively evaluated for impairment were $28.1 million, compared with $26.7 million at December 31, 2015.  Overall, total loans collectively evaluated for impairment increased $173 million to $927 million at the end of 2016 from  $754 million as of December 31, 2015.  Offsetting the increase in the provision for loan losses related to these factors was a reduction in the Company’s allowance related to its historical loss experience.  The Company has sustained historical loss experience at extremely low levels for a period of time sufficient that management determined that it was appropriate to lower the allowance allocation determined by historical losses in accordance with the Bank’s allowance for loan losses policy.

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

	At December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential mortgages	$862	$1,400	$1,296	$1,376	$1,443
Commercial and multi-family	1,874	3,574	3,162	8,873	4,309
Construction-residential	-	-	-	-	-
Construction-commercial	4,178	4,187	-	-	729
Home equities	1,261	1,058	415	447	618
Total mortgage loans on
real estate	8,175	10,219	4,873	10,696	7,099

Direct financing leases	-	-	-	47	171
Commercial and industrial loans	3,106	5,312	5,500	2,970	914
Consumer and other loans	17	14	17	20	44

Total non-accruing loans
and leases	$11,298	$15,545	$10,390	$13,733	$8,228

Accruing loans 90+ days past due	722	497	201	-	-
Total non-performing loans
and leases	$12,020	$16,042	$10,591	$13,733	$8,228

Total non-performing loans and
leases to total assets	1.09%	1.71%	1.25%	1.65%	1.02%
Total non-performing loans and
leases to total loans and leases	1.28%	2.07%	1.52%	2.12%	1.41%

Non-performing loans decreased $4.0 million from $16.0 million at December 31, 2015 to $12.0 million at December 31, 2016.  The decrease in 2016 was primarily driven by one large commercial loan relationship of $3.6 million being upgraded to performing status.

Non-accruing loans decreased $4.2 million from $15.5 million at December 31, 2015 to $11.3 million at December 31, 2016.  Accruing loans categorized as 90 days past due increased from $0.5 million at December 31, 2015 to $0.7 million at December 31, 2016.  The decrease in non-accruing loans was across several loan types including commercial and multi-family real estate, C&I loans, and residential mortgages.  The decrease in non-accruing commercial real estate loans was attributable to the payoff of a $1.9 million loan to a medical facility.  The decline in C&I loans was due to the upgrade of a $3.6 million commercial loan relationship with a commercial contractor, partially offset by the downgrade to nonaccrual status of other C&I loan relationships.

The Company had $5.1 million in loans that were restructured and deemed to be a troubled debt restructuring (“TDR”) at December 31, 2016 with $1.3 million of those balances in non-accrual status, compared with $5.8 million and $1.8 million, respectively, at December 31, 2015.  Any TDR that is placed on non-accrual is not returned to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the restructurings were allowed in an effort to maximize the Company’s ability to collect on loans where borrowers were experiencing financial difficulty.  Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2016 and 2015.  The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.

The following table presents the Company’s TDR loans as of December 31, 2016:

	December 31, 2016
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$599	$557	$42	$147

Residential real estate:
Residential	1,949	227	1,722	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi-family	1,617	313	1,304	-
Construction	257	-	257	-

Home equities	667	175	492	1
Consumer and other loans	26	-	26	26

Total troubled restructured loans	$5,115	$1,272	$3,843	$174

Allowance for Loan and Lease Losses

The following table summarizes the Bank’s allowance for loan losses and changes in the allowance for loan and lease losses by categories:

	ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES
	2016	2015	2014	2013	2012
	(in thousands)
BALANCE AT THE BEGINNING
OF THE YEAR	$12,883	$12,533	$11,503	$9,732	$11,495
CHARGE-OFFS:
Residential mortgages	-	(66)	-	(39)	(12)
Commercial and multi-family	-	(139)	(57)	(460)	(900)
Home equities	-	-	(2)	(128)	(114)
Direct financing leases	-	-	-	-	-
Commercial and industrial loans	(360)	(799)	(957)	(20)	(862)
Consumer installment and other loans	(47)	(43)	(46)	(64)	(32)
TOTAL CHARGE-OFFS	(407)	(1,047)	(1,062)	(711)	(1,920)

RECOVERIES:
Residential mortgages	2	2	18	2	1
Commercial and multi-family	59	44	58	444	15
Home equities	3	-	-	1	6
Direct financing leases	-	-	173	242	-
Commercial and industrial loans	151	126	574	240	184
Consumer installment and other loans	16	9	40	13	19
TOTAL RECOVERIES	231	181	863	942	225

NET (CHARGE-OFFS) RECOVERIES	(176)	(866)	(199)	231	(1,695)
PROVISION FOR LOAN
AND LEASE LOSSES	1,209	1,216	1,229	1,540	(68)
BALANCE AT THE END OF YEAR	$13,916	$12,883	$12,533	$11,503	$9,732

RATIO OF NET CHARGE-OFFS
(RECOVERIES) TO AVERAGE
NET LOANS AND LEASES
OUTSTANDING	0.02%	0.12%	0.03%	(0.04)%	0.29%

RATIO OF ALLOWANCE FOR
LOAN AND LEASE LOSSES TO
TOTAL LOANS AND LEASES	1.48%	1.66%	1.80%	1.78%	1.67%

Net charge-offs decreased from $0.9 million in 2015 to $0.2 million in 2016.  The ratio of net charge-offs to average net loans outstanding correspondingly decreased from 0.12% in 2015 to 0.02% in 2016.  The largest charge-off in 2016 occurred in the fourth quarter for $0.2 million in the C&I loan portfolio due to the deterioration in a commercial loan to a retail business.

An allocation of the allowance for loan and lease losses by portfolio type over the past five years follows:

	Balance at 12/31/2016 attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2015 attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2014 attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2013 attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2012 attributable to:	Percent of loans in each category to total loans:
	(in thousands)
Residential
mortgages*	$769	13%	$909	14%	$941	14%	$1,038	15%	$662	12%
Commercial
mortgages*	7,890	59%	7,135	59%	5,650	58%	4,912	59%	4,493	61%

Home equities	348	7%	371	8%	819	9%	878	9%	746	10%
Commercial
loans	4,813	21%	4,383	19%	4,896	19%	4,489	17%	3,617	17%
Consumer
loans**	96	-%	85	-%	78	-%	37	-%	18	-%

Direct financing
leases	-	-%	-	-%	-	-%	-	-%	47	-%
Unallocated	-	-%	-	-%	149	-%	149	-%	149	-%
	$13,916	100%	$12,883	100%	$12,533	100%	$11,503	100%	$9,732	100%

* includes construction loans

** includes other loans

The proportion of the allowance allocated to commercial mortgages comprised  57% of the allowance for loan losses, and correspondingly, the commercial mortgage portfolio made up the largest proportion, or 59%, of the total loan portfolio as of December 31, 2016, as compared with 55% of the allowance and 59% of the total loan portfolio at December 31, 2015.  The increase in the percentage of the allowance attributed to commercial mortgages reflected the increase in specific reserves on an impaired commercial construction loan relationship.

C&I loans comprise 35% of the allowance for loan losses despite being only 21% of the loan portfolio.  C&I loans have the highest historical loss experience compared to the other portfolio segments and this is reflected in the allowance allocated to the different portfolio segments.  C&I loans have the highest allowance allocation as a percentage of the portfolio segment when compared with the other portfolio segments.

Overall, the ratio of the allowance for loan losses to total loans decreased from 1.66% at December 31, 2015 to 1.48% on December 31, 2016.  The decrease is a reflection of a sustained level of low charge-offs and improved credit quality metrics such as a decline in the non-performing loans to total loans ratio from 2.07% at the end of 2015 to 1.28% at December 31, 2016.

The Company maintains a robust loan review process to ensure that specific credits are appropriately graded and reserved.  Management believes that the allowance for loan losses is reflective of a fair assessment of the current environment and credit quality trends.

Non-Interest Income

Total non-interest income decreased by $2.5 million from 2015 to 2016.  The primary factors driving the decrease were the $0.9 million net loss related to tax credit investments in 2016 and a $0.7 million gain on insurance proceeds recorded in 2015 related to a fire sustained at a branch location.  The Company is actively engaged in the community by financing historic rehabilitation projects in Buffalo and enhances its yield by investing in related tax credits.  When a project is completed, the Company recognizes tax benefits with a related reduction in the investment.  In 2016, a $3.0 million write-off on the investments  was recorded in non-interest income and was partially offset by $2.1 million in refundable New York State tax credits, resulting in the $0.9 million net loss related to tax credit investments in non-interest income in 2016.  There was also a corresponding $1.4 million tax benefit realized in income tax expense in 2016,  resulting in a net benefit to net income of $0.5 million related to the tax credit investments.  The write-offs  were contemplated when management priced the initial investment in the tax credit projects.  There were no comparable transactions in 2015.

Insurance service and fee revenue decreased $0.7 million from 2015 to $6.5 million in 2016.  TEA’s revenue remains the largest component of non-interest income at 58% of total non-interest income.  TEA is a source of diversification in the earnings of the Company and helps generate income not directly impacted by difficult credit or interest rate environments.  The decrease in insurance service and fee revenue was largely due to lower financial services revenue and a decline in insurance claims services revenue at FCS.  The number of insurance claims serviced in 2016 was down from 2015 after the prior year benefited from a high volume of weather-induced claims activity.  Financial services revenue declined in the face of stiff competition and shifting consumer preferences to more passive investment alternatives and other lower-cost investment choices.

Non-Interest Expense

Total non-interest expense increased $2.4 million, or 7%, from $32.7 million in 2015 to $35.1 million in 2016.  The largest increases in non-interest expense in 2016 when compared with 2015 were salaries and employee benefits, which increased $1.7 million, or 9%, and technology and communication expenses, which increased $0.3 million, or 24%.

The increase in salaries and employee benefits stems from merit increases, the addition of new employees as a part of the Company’s planned growth strategy, increased incentive compensation, and fringe benefits costs including health care costs and retirement funding expenses.  Technology and communications expenses increased due to the increased costs of the Bank’s new core banking system implemented in the beginning of the second quarter of 2016.  Advertising costs increased $0.2 million due to a marketing campaign targeted toward obtaining new customers impacted by bank merger activity in Western New York.  Higher FDIC insurance costs of $0.1 million reflected the Company’s balance sheet growth in 2016.

The efficiency ratio expresses the relationship of operating expenses to revenues.  The Company's efficiency ratio, or non-interest operating expenses (exclusive of non-cash intangible amortization) divided by the sum of net interest income and non-interest income (exclusive of gains and losses from investment securities and tax credit investments), was 74.0% in 2016 and 71.8% in 2015.  The increase occurred as non-interest expense growth resulting from the Company’s growth strategy outpaced revenue growth, which was negatively impacted by the decrease in insurance service and fee revenue and net interest margin compression.

Taxes

The provision for income taxes in 2016 was $1.9 million on pre-tax income of $10.2 million for an effective tax rate of 18.9%, compared with an effective tax rate of 32.5% and 7.9% in 2015 and 2014, respectively.  Both 2016 and 2014 benefited from historic tax credits generated from investing in community projects that rehabilitate historic properties.  Excluding the impact of the historic tax credit and write-off of the tax credit investments recognized in non-interest income for the periods ended December 31, 2016 and 2014, the provision for income taxes in those years would have been $3.7 million in each year on pre-tax income of $11.1 million and $11.5 million, respectively, yielding an effective rate of 33.6% and 32.2%, respectively.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

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

The total commercial loan portfolio balance, including commercial real estate and commercial and industrial loans, increased $47 million, or 9%, from a $509 million average balance in 2014 to a $556 million average balance in 2015.  Consumer loans increased 2% from a $159 million average balance in 2014 to a $162 million average balance in 2015.  On the funding side, the Company experienced strong growth in retail savings deposits and commercial and retail demand deposit products, offsetting continued run-off in the Company’s time deposit portfolio.  This trend was attributable to customer preference for liquid deposits when long-term rates were at all-time lows.  The Company marketed attractive retail savings products to fund the strong commercial loan growth.  Average savings deposits increased $40 million in 2015 when compared with 2014, while average demand deposits increased $18 million and average time deposits decreased $9 million.

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

Insurance service and fee revenue increased $0.1 million, or 1%, from 2014 to $7.2 million in 2015.  TEA’s revenue remained the largest component of non-interest income at 52% of total non-interest income.  The increase in insurance revenue resulted from strong growth in the claims services revenue at FCS, mostly offset by a decline in profit-sharing revenue.  Profit-sharing revenue is variable and depends on the number of loss claims by TEA’s customers.  Adverse winter weather resulted in increased claims and a corresponding decrease in profit sharing revenue.  Other non-interest income increased $0.4 million, or 22%, in 2015 when compared with 2014, reflecting higher loan fees due to the strong loan growth during the year.  These increases were somewhat offset by decreases in data center revenue and bank service charges on deposits.  Data center revenue decreased $0.2 million as the Company’s data center business continued to wind down in line with projections made when the Company acquired SDS at the end of 2008.  Bank charges on deposits decreased $0.1 million, or 6%, from $1.8 million in 2014 to $1.7 million in 2015.  This is attributable to a decrease in customer overdraft activity in deposits.

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

The efficiency ratio was 71.8% in 2015 and 70.8% in 2014.  The increase occurred as non-interest expense growth resulting from the Company’s growth strategy outpaced revenue growth, which was negatively impacted by net interest margin compression and the decreases in bank service charge income and data center income.

FINANCIAL CONDITION

The Company had total assets of $1.1 billion at December 31, 2016, an increase of $162 million, or 17%, from $939 million at December 31, 2015.  Net loans of $929 million at the recent year end were  $168 million, or 22%, higher than  $761 million at December 31, 2015.  Total investment securities decreased $2 million from $99 million at December 31, 2015 to $97 million at December 31, 2016, and deposits increased by $137 million, or 17%, to $940 million as of the end of 2016.  Stockholders’ equity was $97 million at the conclusion of 2016, a $6 million, or 7% increase from $91 million at the previous year end.

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

Under the Bank’s policy, acceptable portfolio investments include:  United States Government obligations, obligations of federal agencies or U.S. Government-sponsored enterprises, mortgage-backed securities, municipal obligations (general obligations, revenue obligations, school districts and non-rated issues from the Bank’s general market area), banker’s acceptances, certificates of deposit, Industrial Development Authority Bonds, Public Housing Authority Bonds, corporate bonds (each corporation limited to the Bank’s legal lending limit), collateralized mortgage obligations, Small Business Investment Companies (SBIC), Federal Reserve stock and Federal Home Loan Bank stock.

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase.  The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities.  Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase.  The Company did not own any out-of-state municipal bonds at December 31, 2016 or December 31, 2015.  Bonds rated below A are reviewed periodically to ensure their continued credit worthiness.  While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Company’s general market area.  Those municipalities are typically customers of the Bank whose financial situation is familiar to management.  The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

The Company has not experienced any credit troubles in its municipal bond portfolio and does not believe any credit troubles are imminent.  Aside from the non-rated municipal securities to local municipalities discussed above that are considered held-to-maturity, all of the Company’s available-for-sale municipal bonds are investment-grade government obligation (“G.O.”) bonds.  G.O. bonds are generally considered safer than revenue bonds because they are backed by the full faith and credit of the government while revenue bonds rely on the revenue produced by a particular project.  All of the Company’s municipal bonds are to municipalities in New York State.  To the Company’s knowledge, there has never been a default on a NY G.O. bond in the history of the state.  The Company believes that its risk of loss on default of a G.O. municipal bond for the Company is relatively low.  However, historical performance does not guarantee future performance.

All fixed and adjustable rate mortgage pools backing the Company’s mortgage-backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages.  Interest rate changes have a direct impact on prepayment rates.  The Company uses a third-party developed model to monitor the average life and yield volatility of mortgage pools under various interest rate assumptions.

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third party pricing service provider regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than our third-party pricing service provider’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2016 or 2015.

The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.”  Securities designated as held to maturity are stated on the Company’s Consolidated Balance Sheets included under Item 8 of this Annual Report on Form 10-K at amortized cost.  Those designated as available for sale are reported at fair market value.  At December 31, 2016, $2.0 million in securities were designated as held to maturity.  These bonds are municipal investments that the Bank has made in its local market area.

The available for sale portfolio totaled $95 million or approximately 98% of the Company’s securities portfolio at December 31, 2016.  Net unrealized gains and losses on available for sale securities resulted in a net unrealized loss of $0.6 million at December 31, 2016, as compared with a net unrealized gain of $0.8 million at December 31, 2015.  Unrealized gains and losses on available-for-sale securities are reported, net of taxes, as a separate component of stockholders’ equity.  For the year ended December 31, 2016, the impact on stockholders’ equity was a net unrealized loss, net of taxes, of approximately $0.4 million.

Certain securities available for sale were in an unrealized loss position at December 31, 2016.  Management assessed those securities available for sale in an unrealized loss position at December 31, 2016 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.

Securities and interest-bearing deposits at banks made up 12% of the Company’s total average interest-earning assets in 2016 compared with 16% in 2015.  The Company’s securities portfolio outstanding balances decreased from $99 million at December 31, 2015 to $97 million at December 31, 2016 and the Company’s interest-bearing deposits at banks also decreased from $11 million to $1 million over the same time period.  The interest-bearing deposits are liquid interest-bearing cash accounts at correspondent banks.  The $10 million decrease in the Company’s cash position was a result of the strong growth in total loans of $168 million outstripping deposit growth of $137 million.  With long-term rates at historic lows, the Company did not make significant investments in non-core assets such as long-term bonds.  At December 31, 2016, the Company’s concentration in U.S. government-sponsored agency bonds was 13% of the total securities balance versus 22% at December 31, 2015.  Government-sponsored mortgage-backed securities comprised 49% of the portfolio at December 31, 2016, compared with 38% of the portfolio at December 31, 2015, and tax-advantaged municipal bonds made up 38% of the portfolio at December 31, 2016 versus 40% of the portfolio at December 31, 2015.

As a member of both the Federal Reserve System and the FHLB, the Bank is required to hold stock in those entities.  The Bank held $2.2 million and $1.3 million in FHLB stock as of December 31, 2016 and 2015, respectively, and $1.5 million in FRB stock at each of December 31, 2016 and 2015.

Income from securities held in the Bank’s investment portfolio represented 7% of total interest income of the Company in 2016 compared with 8% in each of 2015 and 2014.  The decrease in investment securities interest income in 2016 compared with 2015 and 2014 reflected the early payoff of a single mortgage-backed security in 2015 which resulted in the accelerated recognition of income related to that particular security and declining investment yields due to continued asset re-pricing in the low rate environment.    Taxable investment yields were 2.54%, 2.84%, and 2.33% in 2014, 2015, and 2016, respectively, with 2015’s yield reflecting the $0.3 million income impact of the early payoff of the aforementioned mortgage-backed security.  Tax-exempt security yields also continued to fall, from 2.95% in 2014 to 2.67% in 2015 and 2.44% in 2016.

Available for sale securities with a total fair value of $87 million at December 31, 2016 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The following table summarizes the Bank’s securities with those designated as available for sale valued at fair value and securities designated as held to maturity at amortized cost as of December 31, 2016, 2015, and 2014:

	At December 31,
	2016	2015	2014
	(in thousands)
Available for Sale:
Debt securities
U.S. government agencies	$12,872	$21,846	$26,717
States and local subdivisions	35,142	37,683	31,060
Total debt securities	$48,014	$59,529	$57,777

Mortgage-backed securities
FNMA	$14,560	$12,455	$15,154
FHLMC	3,525	4,634	5,958
GNMA	2,533	7,068	6,130
CMO's	26,590	13,455	10,514
Total mortgage-backed securities	$47,208	$37,612	$37,756

Total available for sale securities	$95,222	$97,141	$95,533

Held to Maturity:
Debt securities
States and local subdivisions	$1,983	$1,617	$1,599

Total held to maturity securities	$1,983	$1,617	$1,599

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2016.  Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Available for Sale:
Debt Securities
U.S. Government agencies	$-	-%	$9,019	1.81%	$3,853	2.26%	$-	-%
States and political
subdivisions	2,876	1.81%	21,195	2.27%	8,280	2.73%	2,791	3.96%
Total debt securities	$2,876	1.81%	$30,214	2.13%	$12,133	2.58%	$2,791	3.96%

Mortgage-backed securities
FNMA	$-	-%	$105	7.02%	$6,558	2.70%	$7,897	3.03%
FHLMC	-	-%	55	4.90%	740	3.64%	2,730	2.29%
GNMA	-	-%	-	-%	885	3.74%	1,648	3.20%
CMO's	-	-%	5	4.57%	1,977	2.44%	24,608	2.08%
Total mortgage-backed
securities	$-	-%	$165	6.24%	$10,160	2.81%	$36,883	2.35%

Total available for sale	$2,876	1.81%	$30,379	2.15%	$22,293	2.69%	$39,674	2.46%

Held to Maturity:
Debt Securities
States and political
subdivisions	$780	1.95%	$289	2.10%	$814	3.00%	$100	2.80%
Total held to maturity	$780	1.95%	$289	2.10%	$814	3.00%	$100	2.80%

Total securities	$3,656	1.84%	$30,668	2.15%	$23,107	2.70%	$39,774	2.46%

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

The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans.  The Bank primarily extends loans to customers located within the Western New York area.  Interest income on loans represented approximately 93% of the total interest income of the Company in 2016 and 92% of total interest income in each of 2015 and 2014.  The Bank’s loan portfolio, net of the allowances for loan losses, totaled $929 million and $761 million at December 31, 2016 and December 31, 2015, respectively.  The net loan portfolio represented 88%  and 84% of the Company’s average interest-earning assets during 2016 and 2015, respectively.

The following table summarizes the major classifications of the Bank’s loans as of the dates indicated:

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Mortgage loans on real estate:
Residential Mortgages	$118,542	$103,941	$98,374	$94,027	$68,135
Commercial and multi-family	462,385	399,819	363,252	361,247	323,777
Construction-Residential	2,540	1,546	721	1,509	811
Construction-Commercial	93,240	60,892	40,986	23,902	28,941
Home equities	66,234	61,042	59,948	57,228	56,366
Total real estate loans	742,941	627,240	563,281	537,913	478,030

Direct financing leases	-	-	-	-	1,612
Commercial and industrial loans	197,371	144,330	129,456	106,952	99,951
Consumer and other loans	1,417	1,735	2,168	1,261	2,636
Net deferred loan origination costs	783	679	759	870	666
Total gross loans and leases	942,512	773,984	695,664	646,996	582,895

Allowance for loan and
lease losses	(13,916)	(12,883)	(12,533)	(11,503)	(9,732)

Loans and leases, net	$928,596	$761,101	$683,131	$635,493	$573,163

Real Estate Loans

Approximately 79% of the Bank’s total loan portfolio at December 31, 2016 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans.  The Bank’s real estate loan portfolio was $743 million at December 31, 2016, compared with $627 million at December 31, 2015.  The real estate loan portfolio increased by 18% in 2016 over 2015 compared with an increase of 11% in 2015 over 2014.

The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value (“LTV”) ratio.  Any loans with a greater than 80% LTV have private mortgage insurance.  Fixed rate residential mortgage loans outstanding totaled $116 million at December 31, 2016, which was 12% of total loans outstanding, compared with $99 million and 13%, respectively, at December 31, 2015.  This balance did not include any construction residential mortgage loans, which are discussed below.  The increase in residential mortgages occurred due to an increase in loan originations from $36 million in 2015 to $42 million in 2016 as persistent low rates resulted in strong demand for fixed rate residential mortgages.  In addition, given the strong commercial loan growth in 2016, the Company retained a higher percentage of residential mortgages originated on balance sheet to maintain diversity in its loan portfolio.

The Bank has a contractual arrangement with FNMA, pursuant to which the Bank sells certain mortgage loans to FNMA and the Bank retains the servicing rights to those loans.  The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.  In 2016, the Bank sold $10 million in mortgages to FNMA under this arrangement, compared with $14 million in mortgages sold in 2015.

At December 31, 2016, the Bank had retained the servicing rights on $76 million in mortgages sold to FNMA, compared with a  $77 million servicing portfolio to FNMA at December 31, 2015.  The Company recorded a net servicing asset for such loans of $0.5 million and $0.6 million at December 31, 2016 and 2015, respectively.  The value of the mortgage servicing rights decreased due to the decrease in the size of the servicing portfolio and a slight decline in pricing.

The Bank offers adjustable rate residential mortgage loans with terms of up to 30 years.  Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter.  The Bank’s outstanding adjustable rate residential mortgage loans were $3 million or less than 1% of total loans outstanding at December 31, 2016 as compared with $5 million or 1% at December 31, 2015.  With rates on fixed rate mortgage products at all-time lows, there has been little demand for variable-rate products which has resulted in a decline in variable rate mortgage loan balances.

Overall, residential real estate loans increased 14%, from $104 million at December 31, 2015 to $119 million at December 31, 2016.

The Bank also offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis.  To the extent required, loans exceeding an 80% LTV are reported on an exception report to the Board of Directors.  Many of these mortgage loans either mature or are subject to a rate call after three to five years.  The Bank’s outstanding commercial mortgage loans were $462  million at December 31, 2016, which was 49% of total loans outstanding, compared with $400 million and 52% at December 31, 2015.  The Company believes that the strong relationships that its loan officers have fostered with customers in the local community over the years, increased brand awareness, and market disruption caused by the merger of local competitors resulted in strong loan growth in 2016.  The balance at December 31, 2016 included $162 million in fixed rate and $300 million in variable rate commercial mortgage loans, which include interest rate calls.

The Bank also offers other types of loans collateralized by real estate, such as home equity loans.  The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 85% combined LTV ratio.  At December 31, 2016, the real estate loan portfolio included $66 million of home equity loans, which represented 7% of total loans outstanding, compared with $61 million and 8% at December 31, 2015, respectively.  The total home equity portfolio included $62 million in variable rate loans and $4 million in fixed rate loans.

The Bank also offers both residential and commercial real estate construction loans at up to an 80% LTV ratio at fixed interest or adjustable interest rates and multiple maturities.  At December 31, 2016, adjustable rate construction loans outstanding totaled $93 million, or 10% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $3 million, or less than 1% of total loan outstanding.  At December 31, 2015, adjustable rate construction loans outstanding totaled $61 million, or 8% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $2 million, or less than 1% of total loans outstanding.  Western New York has experienced a strong commercial construction market recently and the Company’s commercial real estate lending expertise has allowed the Company to take advantage of this strong market and grow this portfolio significantly over the past three years.

Commercial and Industrial Loans

The Bank offers C&I loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities.  The Bank’s C&I loan portfolio totaled $197 million at December 31, 2016, compared with $144 million at December 31, 2015, a 37% increase.  The growth is attributable to an increased number of C&I loan officers and good results achieved through the Bank’s community-focused and relationship-based lending approach in the local market.  C&I loans represented 21%  and 19% of the Bank’s total loans at the end of 2016 and 2015, respectively.

Collateral for C&I loans, where applicable, may consist of inventory, receivables, equipment and other business assets.  At December 31, 2016, 62% of the Bank’s C&I loans were at variable rates which are tied to the prime rate or LIBOR.

Consumer Loans

The Bank’s consumer installment and other loan portfolio totaled $1 million and $2 million at December 31, 2016 and 2015,  respectively, representing less than 1% of the Bank’s total loans outstanding at those same respective dates.  Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis.  This segment of the portfolio is done on an accommodation basis for customers.  The Company does not actively try to grow the portfolio in a significant way.    Other loans consisted primarily of cash reserves, overdrafts, and loan clearing accounts.

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturities of commercial and industrial loans and real estate construction loans outstanding as of December 31, 2016 and the classification of those loans due after one year according to sensitivity to changes in interest rates.

	Within	After One But	After Five
	One Year	Within Five Years	Years	Total
	(in thousands)
Commercial and industrial	$66,390	$91,823	$39,158	$197,371
Real estate construction	71,842	17,871	3,527	93,240
	$138,232	$109,694	$42,685	$290,611

Loans maturing after one year with:
Fixed Rates		$65,369	$30,186
Variable Rates		44,325	12,499
		$109,694	$42,685

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

Deposits

The Bank offers a variety of deposit products, including checking, savings, NOW accounts, certificates of deposit and jumbo certificates of deposit.  Bank deposits are insured up to the limits provided by the FDIC.  The following table details the Bank’s deposits as of the dates indicated:

	December 31,
	2016	2015	2014
	(in thousands)

Demand deposits	$201,741	$183,098	$158,631
NOW accounts	88,632	83,674	72,670
Regular savings	508,652	439,993	363,542
Time deposits, $100,000 and over	70,216	40,066	47,748
Other time deposits	70,733	56,151	65,044
Total	$939,974	$802,982	$707,635

The following schedule sets forth the maturities of the Bank’s time deposits as of December 31, 2016:

	Time Deposit Maturity Schedule
	0-3 Mos.	3-6 Mos.	6-12 Mos.	Over 12 Mos.	Total
	(in thousands)

Time deposits - $100,000 and over	$2,804	$3,132	$25,103	$39,177	$70,216
Other time deposits	5,092	5,437	19,286	40,918	70,733
Total time deposits	$7,896	$8,569	$44,389	$80,095	$140,949

Total deposits increased $137 million or 17% in 2016 from the end of 2015.  The Company grew core transactional checking accounts, including non-interest bearing demand deposits and NOW accounts, by  9% to $290 million at December 31, 2016.  The growth in non-interest bearing demand deposits was primarily due to growth in commercial demand deposits as the Company was able to attract new core customers and some current commercial customers maintained higher cash balances.  The growth in NOW accounts was attributable to an increase in consumer NOW accounts that reward customers with higher interest payments and fee waivers based on behavior that further engages the customer with the Bank, such as debit card activity and direct deposit.

As of December 31, 2016, savings deposits increased $69 million, or 16%, over the previous year end.  The growth in savings deposits was primarily due to growth in a consumer savings product with a competitive interest rate that rewards customers with a significant relationship with the Bank through both high balances and multiple accounts.  These deposits were the largest funding source for the Company’s strong loan growth in 2016.

Time deposits increased $45 million to $141 million as of December 31, 2016.  In 2014 and 2015, there was little incentive for customers to lock in time deposit rates given the historic low rate environment.  Customers demonstrated a preference for more liquid deposits, such as demand, NOW, and savings deposits.  In the second half of 2016, the Company offered time deposits at promotional rates to help fund the Company’s strong loan growth and diversify the Company’s funding sources to manage interest rate risk.

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank:

	2016		2015		2014
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(in thousands)

Demand deposits	$185,029	-%	$166,611	-%	$148,827	-%
NOW accounts	87,215	0.30%	78,801	0.41%	72,034	0.44%
Regular savings	478,252	0.48%	418,020	0.38%	378,247	0.27%
Time deposits	117,682	1.24%	102,711	1.39%	111,521	1.55%
Total	$868,178	0.46%	$766,143	0.44%	$710,629	0.43%

Federal Funds Purchased and Other Borrowed Funds.  Another source of the Bank’s funds for lending and investing activities is borrowings from the Federal Home Loan Bank (“FHLB”).  The Bank had an FHLB advance of $10 million outstanding as of December 31, 2016 with a rate of 1.73% maturing in 2020.  The Bank also had $18 million outstanding on its overnight line of credit with the FHLB.

Securities Sold Under Agreements to Repurchase

The Bank enters into agreements with certain customers to sell securities owned by the Bank to those customers and repurchase the identical security within one day.  No physical movement of the securities is involved.  The customer is informed that the securities are held in safekeeping by the Bank on behalf of the customer.  Securities sold under agreements to repurchase totaled $10 million at December 31, 2016 compared with $11 million at December 31, 2015.  Balances can vary day to day based on customer needs.

Pension

The Bank maintains a qualified defined benefit pension plan (the “Pension Plan”), which covered substantially all employees of the Bank at the time the Pension Plan was frozen on January 31, 2008.  All benefits eligible participants accrued in the Pension Plan to the freeze date have been retained.  Employees have not accrued additional benefits in the Pension Plan from that date.  Employees will be eligible to receive these benefits at normal retirement age.  Additionally, the Company has entered into individual retirement agreements with certain of its executive officers providing for unfunded supplemental pension benefits under the Company’s Supplemental Executive Retirement Plan and Senior Executive Supplemental Executive Retirement Plan (collectively, the “SERP plans”).  Information about the Company’s Pension Plan and SERP plans, including contributions, pension expense and actuarial assumptions, including return on plan assets and the discount rate utilized to determine future pension obligations, can be found in Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K

Management tested the sensitivity of the pension expense to changes in three key assumptions: return on plan assets, the discount rate, and salary rate increases.  A 0.25% decrease in the rate of return on plan assets would have resulted in a decrease in pension expense of 24% or $10 thousand.  A 0.25% decrease in the discount rate would have resulted in a decrease in pension expense of 7% or $3 thousand.  Since the Pension Plan has been frozen, pension expense is not sensitive to compensation scale increases or decreases.  The SERP has no plan assets; therefore there is no rate of return on plan assets.  A 0.25% decrease in the discount rate would have resulted in an increase in SERP expense of 2% or $9 thousand.  A 0.25% increase in the rate of annual salary increases would have resulted in an increase in SERP expense of 1% or $5 thousand.

Liquidity

The Company utilizes cash flows from its investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Given the current collateral available, advances of up to $199 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.    An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the FRB’s discount window.  The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  Additionally, the Company has access to capital markets as a funding source.

The cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses.  At December 31, 2016, approximately 4% of the Company’s debt securities had maturity dates of one year or less, and approximately 35% had maturity dates of five years or less.  In addition, the Company receives regular cash flows on its mortgage-backed securities.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases.  At December 31, 2016, in the stress test, the Bank had net short-term liquidity available of $248 million as compared with $282 million at December 31, 2015.  Available assets of $94 million divided by public and purchased funds of $163 million, resulted in a long-term liquidity ratio of 58% at December 31, 2016, compared with 102% at December 31, 2015.  This decrease was driven primarily by an increase in short-term borrowings as a result of strong loan growth throughout the year that outpaced deposit growth.

Management does not anticipate engaging in any activities, either currently or over the long-term, for which adequate funding would not be available and which would therefore result in significant pressure on liquidity.  However, an economic recession could negatively impact the Company’s liquidity.  The Bank relies heavily on FHLBNY as a source of funds, particularly with its overnight line of credit.  In past economic recessions, some FHLB branches have suspended dividends, cut dividend payments, and not bought back excess FHLB stock that members hold in an effort to conserve capital.  FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future.  Historically, the most severe problems in FHLB have been at some of the other FHLB branches.  Nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.

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

	Payments due within time period at December 31, 2016
	(in thousands)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Securities sold under agreement
to repurchase	$10,159	$10,159	$-	$-	$-
Operating lease obligations	6,129	642	1,312	1,133	3,042
Other borrowed funds	28,200	18,200	-	10,000	-
Junior subordinated debentures	11,330	-	-	-	11,330
Total	$55,818	$29,001	$1,312	$11,133	$14,372

Interest expense on fixed rate debt	$569	$173	$346	$50	$-

At December 31, 2016, the Company had commitments to extend credit of $218 million compared with  $206 million at December 31, 2015.  For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 16 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Capital

Total Company stockholders’ equity was $97 million at December 31, 2016, an increase from $91 million at December 31, 2015.  Equity as a percentage of assets was 8.8% at December 31, 2016, compared with 9.7% at December 31, 2015.  Book value per share of common stock increased to $22.50 at December 31, 2016 from $21.44 at December 31, 2015.  The reason for the increase in stockholders’ equity and book value per share was primarily related to $8 million in net income, offset in part by $3 million in dividends to common stockholders paid in 2016.

The dividend payment of $0.76 per share in 2016 was $0.04, or 6% higher per share than dividends paid in 2015.  The Company typically pays a semi-annual dividend in April and October of each year.  Management and the Board of Directors of the Company believe that the dividend level is prudent to maintain available capital to support the continued growth of the Company, as well as to manage the Company’s and the Bank’s capital ratios, while providing a dividend yield (dividend per share divided by stock price) competitive with peers in the industry at an annualized rate of 2.4% at December 31, 2016.

Included in stockholders’ equity was accumulated other comprehensive income which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale.  Net unrealized losses after tax were $0.4 million, or $0.08 per share of common stock, at December 31, 2016, compared with net unrealized gains on available-for-sale investment securities after tax of $0.5 million, or $0.11 per share of common stock, at December 31, 2015.  Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.  The Company had no other-than-temporary impairment charges in its investment portfolio in 2016 or 2015.

The Company and the Bank have consistently maintained regulatory capital ratios above well capitalized standards.  For further detail on capital and capital ratios, see Note 20 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

In January 2017, the Company completed a registered common stock offering that netted the Company $14 million in additional capital after expenses.  The Company issued 440,000 shares at $35.00 per share (including shares issued upon partial exercise of the underwriters’ allotment option in connection with the offering).  The offering was accretive to book value per share.

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

ALCO, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities.  When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank's exposure to interest rate risk through the use of on or off-balance sheet financial instruments.  Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the purchase of other financial instruments used for interest rate risk management purposes.  In 2016 and 2015, the Bank did not use off-balance sheet financial instruments to manage interest rate risk.

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated increase
	in projected annual net interest income
	(in thousands)

	December 31, 2016	December 31, 2015
Changes in interest rates

+200 basis points	$1,838	$1,034
+100 basis points	2,590	1,856

-100 basis points	NM	NM
-200 basis points	NM	NM

Many assumptions are utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income.  The more significant assumptions relate to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities.  The Bank also assumes immediate changes in rates, including 100 and 200 basis point rate changes.  In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts, such that interest rates cannot be less than zero.  These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. At each of December 31, 2016 and December 31, 2015, the Bank's projected net interest income benefitted more from a 100 basis point increase in market rates compared with a 200 basis point increase in rates.  This relationship was due in part to expected increases in deposit rates needed to retain deposit customers if rates moved up 200 basis points but were not required if rates only moved 100 basis points higher.  In regards to the declining rate scenarios, management believes that projections using such significant decreases in interest rates is not meaningful based on the current low interest rate environment.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table, and changes in such amounts, are not considered significant to the Bank’s projected net interest income.

Financial instruments with off-balance sheet risk at December 31, 2016 included $199 million in undisbursed lines of credit at an average interest rate of 3.97%; $5 million in fixed rate loan origination commitments at 4.15%; and $4 million in adjustable rate letters of credit, which if drawn upon, would typically earn an interest rate equal to the prime lending rate plus 2%.  Unused overdraft protection lines totaled $13 million, which if drawn upon, would also typically earn an interest rate equal to the prime lending rate plus 2%.

The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity year ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(in thousands)
Interest - Assets
Gross loan and lease
receivables	$162,405	$60,403	$38,366	$42,252	$88,475	$550,611	$942,512	$945,998
Average interest	4.28%	4.40%	4.68%	4.67%	4.21%	4.32%	4.34%	4.34%

Investment securities	$3,656	$6,875	$7,252	$12,245	$4,296	$62,881	$97,205	$97,181
Average interest	1.84%	2.34%	2.39%	1.97%	1.98%	2.55%	2.40%	2.40%

Interest -Liabilities
Interest bearing
deposits	$658,138	$37,611	$13,749	$17,994	$10,741	$-	$738,233	$739,042
Average interest	0.50%	1.17%	1.78%	1.69%	1.49%	-%	0.60%	0.60%

Other borrowed funds	$18,200	$-	$-	$10,000	$-	$-	$28,200	$28,152
Average interest	0.74%	-%	-%	1.73%	-%	-%	1.09%	1.09%

Securities sold under
agreements to repurchase	$10,159	$-	$-	$-	$-	$-	$10,159	$10,159
Average interest	0.19%	-%	-%	-%	-%	-%	0.19%	0.19%

Junior subordinated
debt	$-	$-	$-	$-	$-	$11,330	$11,330	$11,330
Average interest	-%	-%	-%	-%	-%	3.59%	3.59%	3.59%

When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities, increases or decreases.  As a part of the Company’s asset/liability policy, the Company has set limitations on the acceptable level of the negative impact of such rate fluctuations on the market value of the Company’s balance sheet.  The Bank’s securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per ASC Topic 320 “Investments – Debt and Equity Securities.”  At December 31, 2016, the impact to equity, net of tax, as a result of marking available for sale securities to market was an unrealized loss of $0.4 million.  On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 200 basis points.  At December 31, 2016, the Company determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements.  The Company’s and the Bank’s capital ratios are also reviewed by management on a quarterly basis.

Capital Expenditures

Significant planned expenditures for 2017 include the purchase of technology to improve workflow automation and operational efficiency.  The Company believes it has a sufficient capital base to support these known and potential capital expenditures, currently expected to total approximately $1.4 million, with current assets.

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

The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank.  Net income from banking activities was $7.5 million in 2016 compared with $6.7 million in 2015.  The increase in net income from banking activities was driven primarily by net interest income, which increased 11% from $31.9 million in 2015 to $35.4 million in 2016.  The increase in net interest income resulted from strong loan and core deposit growth.  Total assets of the banking activities segment increased $161 million or 17% during 2016 to $1.1 billion at December 31, 2016.

The insurance activities segment includes activities of TEA, a property and casualty insurance agency with locations in the Western New York area.  Net income from insurance activities was $0.8 million in 2016, a decrease from $1.1 million in 2015.  The decline in net income in the insurance activities segment primarily resulted from a $0.4 million decrease in revenue.  The lower revenue reflected a decline in income from TEA’s insurance claims business.  TEA’s total assets were $9.4 million at December 31, 2016, compared with $9.1 million at December 31, 2015.

Fourth Quarter 2016 Results

Net income was $2.3 million, or $0.53 per diluted share, in the fourth quarter of 2016, compared with $2.2 million, or $0.51 per diluted share, in the trailing third quarter of 2016 and $1.8 million, or $0.41 per diluted share, in last year’s fourth quarter.  The increase from the 2016 trailing third quarter reflects higher net interest income, lower provision for loan loss, and the benefit of a historic tax credit, partially offset by lower noninterest income and higher expenses.  The 33% increase from the fourth quarter of 2015 is due to higher net interest income and the benefit of historic tax credits, somewhat offset by higher expenses.  Return on average equity was 9.70% for the fourth quarter of 2016 compared with 9.23% in the trailing third quarter and 7.72% in the fourth quarter of 2015.

Net interest income increased $0.3 million, or 4%, from the third quarter of 2016 and $1.0 million, or 11%, from the prior-year fourth quarter, to $9.4 million in the fourth quarter of 2016, reflecting strong loan and demand deposit growth.  The Company’s commercial loan portfolio continued to grow at a significant rate as average commercial loans, including both commercial real estate and commercial and industrial loans, were $745 million in the fourth quarter, up 5% from $712 million in the trailing third quarter and up 27% from $588 million in the 2015 fourth quarter.  The quarterly growth equates to a 19% annualized growth rate.

Net interest margin of 3.68% in the fourth quarter of 2016 declined 23 basis points from the 2015 fourth quarter, but improved 1 basis point from the third quarter of 2016.  In last year’s fourth quarter, there was a payoff of a large investment security that resulted in the recognition of $0.3 million in interest income.  This payoff contributed 15 basis points to the net interest margin in the fourth quarter of 2015.  The remaining margin contraction from the fourth quarter of 2015 reflects a decline in loan yields as market rates remained historically low in a highly competitive market.  The margin improvement from the trailing third quarter resulted from an improvement in loan yields in the recent quarter.  This improvement in loan yields was somewhat offset by an increase in the cost of deposits as the Company garnered $16 million in growth in average time deposits.

The decrease in loan loss provision from $1.0 million in the third quarter of 2016 to $0.4 million in the fourth quarter of 2016 reflects a reduction in the Company’s loan growth rate during the quarter and favorable credit quality trends including a  lower ratio of non-performing loans to total loans at December 31, 2016 and a sustained charge-off ratio that is historically low.  The decrease in the ratio of non-performing loans to total loans from 1.67% at September 30, 2016 to 1.28% at the end of the recent quarter is primarily due to the upgrade of a large commercial loan to performing status during the fourth quarter of 2016.

Non-interest income was $2.6 million in the fourth quarter of 2016, compared with $3.3 million in the third quarter of 2016 and $2.9 million in the prior-year period.  In the final quarter of 2016 a $0.6 million refundable New York State tax credit related to an investment in a historic rehabilitation project in Buffalo was recorded in non-interest income and a corresponding $0.6 million tax benefit was realized in income tax expense, offset by a $0.9 million write-off on the

investment.  There were no comparable transactions in the third quarter of 2016 or fourth quarter of 2015.    Insurance revenue of $1.3 million decreased $0.5 million from the trailing third quarter due to the seasonal decrease in commercial lines insurance commissions.  The $0.2 million decline from the previous year’s fourth quarter was primarily due to a decrease in financial services sales revenue and insurance claims services revenue.

Total non-interest expense was $9.1 million in the fourth quarter of 2016, an increase of 5%, or $0.4 million, from $8.7 million in each of the third quarter of 2016 and the prior-year fourth quarter.  Salaries and benefits costs in the recent fourth quarter increased $0.4 million and $0.5 million when compared with the third quarter of 2016 and fourth quarter of 2015, respectively, reflecting increased incentive compensation.  Technology expenses increased $0.1 million in the fourth quarter when compared with each of the third quarter of 2016 and the fourth quarter of 2015 due to maintenance costs for the Company’s new core banking system.  The higher advertising expenses in the fourth quarter reflected a marketing campaign by the Company targeted toward obtaining new customers impacted by bank merger activity in the Company’s market in the fourth quarter of 2016.  Professional services costs declined in the fourth quarter by $0.1 million when compared with each of the third quarter of 2016 and the fourth quarter of 2015, reflecting costs in prior periods related to the implementation of the new core banking system.

Income tax expense of $0.2 million was recorded for the fourth quarter of 2016, down from $0.5 million in the third quarter of 2016 and $0.7 million in last year’s fourth quarter.  The effective tax rate for the quarter was 7.8% compared with 17.5% in the third quarter of 2016 and 29.5% in the fourth quarter of 2015.  The lower effective tax rate over the two most recent quarters reflects the impact of two tax credit investment transactions in 2016.

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

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Evans Bancorp, Inc. and subsidiaries (the “Company”).  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

The Company's consolidated financial statements for the fiscal year ended December 31, 2016 were audited by KPMG LLP, an independent registered public accounting firm.  KPMG LLP also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, as stated in their report, which appears in the "Report of Independent Registered Public Accounting Firm" immediately following this annual report of management.

EVANS BANCORP, INC. AND SUBSIDIARIES

/s/ David J. Nasca

David J. Nasca

President and Chief Executive Officer

/s/ John B. Connerton

John B. Connerton

Treasurer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Evans Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Buffalo, NY
March 7, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Evans Bancorp, Inc.:

We have audited the internal control over financial reporting of Evans Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2016, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016, and our report dated March 7, 2017 expressed an unqualified opinion on those consolidated financial statements.

Buffalo, NY
March 7, 2017

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND DECEMBER 31, 2015
(in thousands, except share and per share amounts)
	December 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$12,503	$11,813
Interest-bearing deposits at banks	581	10,808
Securities:
Available for sale, at fair value (amortized cost: $95,810 at December 31, 2016;	95,222	97,141
$96,374 at December 31, 2015)
Held to maturity, at amortized cost (fair value: $1,959 at December 31, 2016;	1,983	1,617
$1,584 at December 31, 2015)
Federal Home Loan Bank common stock, at cost	2,185	1,296
Federal Reserve Bank common stock, at cost	1,546	1,487
Loans, net of allowance for loan losses of $13,916 at December 31, 2016
and $12,883 at December 31, 2015	928,596	761,101
Properties and equipment, net of accumulated depreciation of $17,012 at December 31, 2016
and $15,799 at December 31, 2015	11,310	11,051
Goodwill and intangible assets	8,406	8,101
Bank-owned life insurance	21,534	20,978
Other assets	16,843	13,714

TOTAL ASSETS	$1,100,709	$939,107

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$201,741	$183,098
NOW	88,632	83,674
Savings	508,652	439,993
Time	140,949	96,217
Total deposits	939,974	802,982

Securities sold under agreement to repurchase	10,159	10,821
Other borrowings	28,200	10,000
Other liabilities	14,298	12,718
Junior subordinated debentures	11,330	11,330
Total liabilities	1,003,961	847,851

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,302,504 and 4,260,203 shares issued at December 31, 2016 and December 31, 2015, respectively, and 4,300,634 and 4,257,179 outstanding at December 31, 2016
and December 31, 2015, respectively	2,153	2,132
Capital surplus	44,389	43,318
Treasury stock, at cost, 1,870 and 3,024 shares at December 31, 2016 and
December 31, 2015, respectively	-	-
Retained earnings	52,630	47,616
Accumulated other comprehensive loss, net of tax	(2,424)	(1,810)
Total stockholders' equity	96,748	91,256

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,100,709	$939,107

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(in thousands, except share and per share amounts)

	2016	2015	2014
INTEREST INCOME
Loans	$37,330	$32,638	$31,899
Interest bearing deposits at banks	47	64	33
Securities:
Taxable	1,652	1,935	1,816
Non-taxable	926	991	967
Total interest income	39,955	35,628	34,715
INTEREST EXPENSE
Deposits	4,040	3,339	3,058
Other borrowings	295	158	237
Junior subordinated debentures	372	327	321
Total interest expense	4,707	3,824	3,616
NET INTEREST INCOME	35,248	31,804	31,099
PROVISION FOR LOAN LOSSES	1,209	1,216	1,229
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	34,039	30,588	29,870
NON-INTEREST INCOME
Bank charges	1,750	1,736	1,839
Insurance service and fees	6,519	7,194	7,131
Gain on loans sold	93	133	203
Bank-owned life insurance	556	563	574
Loss on tax credit investments	(3,022)	-	(2,596)
Refundable state historic tax credit	2,117	-	-
Gain on insurance settlement	-	734	-
Interchange fee income	1,322	1,270	1,142
Other	1,917	2,090	1,980
Total non-interest income	11,252	13,720	10,273
NON-INTEREST EXPENSE
Salaries and employee benefits	22,221	20,478	18,844
Occupancy	2,915	2,789	2,868
Repairs and maintenance	810	822	732
Advertising and public relations	1,022	857	867
Professional services	2,216	2,354	1,819
Technology and communications	1,464	1,183	1,130
Litigation expense	(131)	(175)	1,000
Amortization of intangibles	-	-	108
FDIC insurance	752	607	553
Other	3,827	3,783	3,331
Total non-interest expense	35,096	32,698	31,252
INCOME BEFORE INCOME TAXES	10,195	11,610	8,891

INCOME TAX PROVISION	1,923	3,767	704

NET INCOME	$8,272	$7,843	$8,187

Net income per common share-basic	$1.93	$1.85	$1.96
Net income per common share-diluted	$1.90	$1.82	$1.92
Cash dividends per common share	$0.76	$0.72	$0.65
Weighted average number of common shares outstanding	4,281,885	4,235,048	4,186,786
Weighted average number of diluted shares outstanding	4,358,517	4,307,368	4,264,406

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(in thousands)
	2016		2015		2014

NET INCOME		$8,272		$7,843		$8,187

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities		(840)		(436)		720

Defined benefit pension plans:
Amortization of prior service cost	19		19		19
Amortization of actuarial loss	139		125		64
Actuarial gains (losses)	68		(10)		(1,048)
Total		226		134		(965)

OTHER COMPREHENSIVE LOSS, NET OF TAX		(614)		(302)		(245)

COMPREHENSIVE INCOME		$7,658		$7,541		$7,942

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2013	$2,106	$42,619	$37,370	$(1,263)	$(120)	$80,712
Net Income			8,187			8,187
Other comprehensive loss				(245)		(245)
Cash dividends ($0.65 per common share)			(2,735)			(2,735)
Stock options and restricted stock expense		465				465
Excess tax benefit from stock-based compensation		87				87
Issued 20,517 restricted shares, net of 5,998
forfeitures	11	(11)				-
Issued 12,821 shares in Employee Stock
Purchase Plan	6	232				238
Repurchased 59,800 shares in treasury stock					(1,436)	(1,436)
Reissued 186 restricted shares		(4)			4	-
Reissued 11,265 shares under Dividend Reinvestment Plan		3			255	258
Reissued 23,331 shares in stock option exercises		(289)			546	257
Balance, December 31, 2014	$2,123	$43,102	$42,822	$(1,508)	$(751)	$85,788
Net Income			7,843			7,843
Other comprehensive loss				(302)		(302)
Cash dividends ($0.72 per common share)			(3,049)			(3,049)
Stock options and restricted stock expense		495				495
Excess tax benefit from stock-based compensation		32				32
Issued 10,574 shares in Employee Stock
Purchase Plan	5	211				216
Issued 7,832 shares in stock option exercise	4	(4)				-
Repurchased 8,676 shares in treasury stock					(210)	(210)
Reissued 20,942 restricted shares		(503)			503	-
Reissued 11,197 shares under Dividend Reinvestment Plan		31			246	277
Reissued 15,235 shares in stock option exercises		(46)			212	166
Balance, December 31, 2015	$2,132	$43,318	$47,616	$(1,810)	$-	$91,256
Net Income			8,272			8,272
Other comprehensive loss				(614)		(614)
Cash dividends ($0.76 per common share)			(3,258)			(3,258)
Stock compensation expense		553				553
Excess tax benefit from stock-based compensation		43				43
Repurchased 3,280 shares in treasury stock					(80)	(80)
Issued 19,093 restricted shares	10	(10)				-
Issued 7,162 shares under Dividend Reinvestment Plan	4	179				183
Issued 10,596 shares in Employee Stock Purchase Plan	5	221				226
Issued 5,450 shares in stock option exercises	2	88				90
Reissued 2,902 shares under Dividend Reinvestment Plan		8			69	77
Reissued 267 shares in stock option exercises		(6)			6	-
Reissued 3,215 restricted shares, net of 1,950 forfeitures	-	(5)			5	-
Balance, December 31, 2016	$2,153	$44,389	$52,630	$(2,424)	$-	$96,748

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(in thousands)
	2016	2015	2014

OPERATING ACTIVITIES:
Interest received	$39,570	$35,044	$34,707
Fees received	11,839	12,719	12,505
Interest paid	(4,627)	(3,896)	(3,607)
Cash paid to employees and vendors	(33,876)	(32,658)	(29,418)
Cash contributed to pension plan	(140)	(165)	(110)
Income taxes paid	(1,534)	(2,950)	(2,858)
Proceeds from sale of loans held for resale	9,775	14,453	15,471
Originations of loans held for resale	(9,467)	(14,449)	(15,669)

Net cash provided by operating activities	11,540	8,098	11,021

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(25,953)	(28,961)	(15,379)
Proceeds from maturities, calls, and payments	25,230	26,760	20,217
Held to maturity securities:
Purchases	(866)	(637)	(618)
Proceeds from maturities, calls, and payments	500	619	1,403
Proceeds from property insurance	-	1,183	-
Additions to properties and equipment	(1,452)	(1,888)	(580)
Purchase of tax credit investment	(2,078)	(1,100)	(1,912)
Acquisitions	(325)	-	-
Net increase in loans	(167,901)	(78,441)	(47,941)

Net cash used in investing activities	(172,845)	(82,465)	(44,810)

FINANCING ACTIVITIES:
Proceeds from (repayments of) short-term borrowings, net	17,538	(16,657)	14,128
Proceeds from long-term borrowings	-	10,000	-
Repayment of long-term borrowings	-	-	(9,000)
Net increase in deposits	136,992	95,347	1,023
Dividends paid	(3,258)	(3,049)	(2,735)
Repurchase of treasury stock	(80)	(210)	(1,436)
Issuance of common stock	499	216	238
Reissuance of treasury stock	77	443	515

Net cash provided by financing activities	151,768	86,090	2,733

Net increase (decrease) in cash and equivalents	(9,537)	11,723	(31,056)

CASH AND CASH EQUIVALENTS:
Beginning of period	22,621	10,898	41,954

End of period	$13,084	$22,621	$10,898

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(in thousands)
	2016	2015	2014

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$8,272	$7,843	$8,187

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,554	1,513	1,573
Deferred tax (benefit) expense	(71)	980	(1,460)
Provision for loan losses	1,209	1,216	1,229
Net loss on tax credit investment	905	-	2,596
Gain on loans sold	(93)	(133)	(203)
Gain on proceeds from insurance	-	(734)	-
Stock options and restricted stock expense	553	495	465
Proceeds from sale of loans held for resale	9,775	14,453	15,471
Originations of loans held for resale	(9,467)	(14,449)	(15,669)
Changes in assets and liabilities affecting cash flow:
Other assets	(2,156)	(2,563)	(2,919)
Other liabilities	1,059	(523)	1,751

NET CASH PROVIDED BY OPERATING ACTIVITIES	$11,540	$8,098	$11,021

12, 2011 AND 2010
EVANS BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Regulatory Requirements

The Company is subject to the rules, regulations, and reporting requirements of various regulatory bodies, including the FRB, the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”), the New York State Department of Financial Services (“the NYSDFS”), and the SEC.

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

Securities which experience an other-than-temporary decline in fair value are written down to a new cost basis with the amount of the write-down, due to credit problems, included in earnings as a realized loss.  The new cost basis is not changed for subsequent recoveries in fair value.  Factors which management considers in determining whether an impairment in value of an investment is other than temporary include the period of time the securities were in a loss position, management’s intent and ability to hold securities until fair values recover to amortized cost or if it is considered more likely than not that the Company will have to sell the security, the extent to which fair value is less than amortized cost, the issuer’s financial performance and near term prospects, the financial condition and prospects for the issuer’s geographic region and industry, and recoveries or declines in fair value subsequent to the balance sheet date.  There were no charges associated with other-than-temporary impairment declines in fair value of securities in 2016, 2015, or 2014.

The Bank does not engage in securities trading activities.

Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are reported at their outstanding unpaid principal balances adjusted for unamortized deferred fees or costs.  Interest income is accrued on the unpaid principal balance and is recognized using the interest method.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective yield method of accounting for amortizing loans and straight line over an estimated life for lines of credit.

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

The Bank considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect principal or interest due according to the contractual terms of the loan.  These loans are individually assessed for any impairment.  Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, less costs to sell, if the loan is collateral dependent.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.  The Company has an appraisal policy in which appraisals are obtained upon a loan being downgraded on the Company’s internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired nonaccrual loans are either graded a 6 or 7 on the internal loan rating scale.  Subsequent to the downgrade, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.

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

Allowance for Loan Losses

The provision for loan losses represents the amount charged against the Bank’s earnings to maintain an allowance for loan losses inherent in the portfolio based on management’s evaluation of the loan portfolio at the balance sheet date. Factors considered by the Bank’s management in establishing the allowance include: the collectability of individual loans, current loan concentrations, charge-off history, loss emergence period, delinquent loan percentages, the fair value of the collateral, input from regulatory agencies, and general economic conditions.

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

The general portfolio allocation is segmented into homogeneous pools of loans with similar characteristics.  Separate pools of loans include loans pooled by loan grade and by portfolio segment.  An average historical loss rate over the past five years multiplied by the loss emergence period factor is applied against these loans.

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

Foreclosed Real Estate

Foreclosed real estate is initially recorded at the lower of carrying or fair value (net of costs of disposal) at the date of foreclosure.  Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.  Assessments are periodically performed by management, and an allowance for losses is established through a charge to operations if the carrying value of a property exceeds fair value.  The Company held no foreclosed real estate at December 31, 2016 or December 31, 2015.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, "Intangibles – Goodwill and Other."  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired.  The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired.  A reporting unit is defined as any distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by the segment’s management.  The only reporting unit with goodwill as of December 31, 2016 was the insurance agency activities reporting unit.

The fair value of the insurance agency activities reporting unit is measured annually as of December 31st utilizing the average of a discounted cash flow model and a market value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for similar companies.  The calculated value of the insurance agency reporting unit was in excess of the carrying amount at December 31, 2016.  The Company has performed the required goodwill impairment tests and has determined that goodwill was not impaired as of December 31, 2016.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax effects attributable to differences between the financial statement value of existing assets and liabilities and their respective tax bases and carryforwards.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the periods in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense.

The Bank has invested in partnerships that incur expenses related to the rehabilitation of a certified historic structure located in New York State.  At the time the historic structure is placed in service, the Bank is eligible for a federal and New York State tax credit.  At the same time, the Bank evaluates its investment, which is valued at the present value of the expected cash flows from its partnership interest.  If the investment is determined to be impaired, the Bank will record that impairment loss on its income statement in non-interest income.  The federal tax credit impact is included in the Company’s estimated effective tax rate calculation and recorded in income tax expense.  For New York State, any new credit earned from rehabilitated historic properties placed in service on or after January 1, 2015 not used in the current tax year will be treated as a refund or overpayment of tax to be credited to the next year’s tax.  Since the realization of the tax credit does not depend on the Bank’s generation of future taxable income or the Bank’s ongoing tax status or tax position, the refund is not considered an element of income tax accounting (ASC 740).  In such cases, the Bank would not record the credit as a reduction of income tax expense; rather, the Bank includes the refundable New York State tax credit in non-interest income with a corresponding receivable recorded in other assets.

Earnings Per Share

Earnings per common share is determined by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options.  Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share.  There were 76,632, 72,320, and 77,620 potentially dilutive shares of common stock included in calculating diluted earnings per share for the years ended December 31, 2016, 2015, and 2014, respectively.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive.  In accordance with ASC Topic 260, "Earnings Per Share," these shares were not included in calculating diluted earnings per share.  There were no anti-dilutive shares as of December 31, 2016.  As of December 31, 2015 and 2014, there were  36 thousand and 9 thousand shares, respectively, that are not included in calculating diluted earnings per share because their effect was anti-dilutive.

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

Financial Instruments with Off-Balance Sheet Risk

In the ordinary course of business, the Bank has entered into off-balance sheet financial arrangements consisting of commitments to extend credit and standby letters of credit.  The Bank provides guarantees in the form of standby letters of credit, which represent an irrevocable obligation to make payments to a third party if the borrower defaults on its obligation under a borrowing or other contractual arrangement with the third party.  The Bank could potentially be required to make payments to the extent of the amount guaranteed by the standby letters of credit based on the terms of the agreement.  The maximum potential amount of future payments under standby letters of credit was $3.7 million and $3.8 million as of December 31, 2016 and 2015, respectively.  There were no liabilities recorded on the Consolidated Balance Sheets related to standby letters of credit as of December 31, 2016 and 2015, respectively, reflecting management’s assessment of the value of the guarantee given the lack of historical activity and the likelihood of current customers to draw on the letters of credit.  The Bank has not incurred any losses on its commitments during the past three years and has not recorded a reserve for its commitments.

Advertising costs

Advertising costs are expensed as incurred.

2.SECURITIES

The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2016
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$12,958	$67	$(153)	$12,872
States and political subdivisions	34,952	356	(166)	35,142
Total debt securities	$47,910	$423	$(319)	$48,014

Mortgage-backed securities:
FNMA	$14,694	$96	$(230)	$14,560
FHLMC	3,544	32	(51)	3,525
GNMA	2,535	19	(21)	2,533
CMO	27,127	67	(604)	26,590
Total mortgage-backed securities	$47,900	$214	$(906)	$47,208

Total securities designated as available for sale	$95,810	$637	$(1,225)	$95,222

Held to Maturity:
Debt securities
States and political subdivisions	$1,983	$5	$(29)	$1,959

Total securities designated as held to maturity	$1,983	$5	$(29)	$1,959

	2015
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$21,914	$166	$(234)	$21,846
States and political subdivisions	36,838	874	(29)	37,683
Total debt securities	$58,752	$1,040	$(263)	$59,529

Mortgage-backed securities:
FNMA	$10,314	$160	$(25)	$10,449
FHLMC	4,629	61	(56)	4,634
GNMA	3,215	48	(27)	3,236
CMO	19,464	66	(237)	19,293
Total mortgage-backed securities	$37,622	$335	$(345)	$37,612

Total securities designated as available for sale	$96,374	$1,375	$(608)	$97,141

Held to Maturity:
Debt securities
States and political subdivisions	$1,617	$6	$(39)	$1,584

Total securities designated as held to maturity	$1,617	$6	$(39)	$1,584

Available for sale securities with a total fair value of $87 million and $86 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at December 31, 2016 and 2015, respectively.

The scheduled maturity of debt and mortgage-backed securities at December 31, 2016 and 2015 is summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	2016		2015
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$2,869	$2,876	$4,082	$4,142
Due after one year through five years	30,171	30,214	29,113	29,448
Due after five years through ten years	12,166	12,133	19,356	19,615
Due after ten years	2,704	2,791	6,201	6,324
	47,910	48,014	58,752	59,529

Mortgage-backed securities
available for sale	47,900	47,208	37,622	37,612

Total available for sale securities	$95,810	$95,222	$96,374	$97,141

Debt securities held to maturity:

Due in one year or less	$780	$778	$309	$308
Due after one year through five years	289	283	374	365
Due after five years through ten years	814	805	828	815
Due after ten years	100	93	106	96
	1,983	1,959	1,617	1,584

Total held to maturity securities	$1,983	$1,959	$1,617	$1,584

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no realized gains and losses from gross sales of securities in 2016, 2015 or 2014.

Information regarding unrealized losses within the Company’s available for sale securities at December 31, 2016 and 2015 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	2016

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$6,847	$(153)	$-	$-	$6,847	$(153)
States and political subdivisions	16,895	(146)	731	(20)	17,626	(166)
Total debt securities	$23,742	$(299)	$731	$(20)	$24,473	$(319)

Mortgage-backed securities:
FNMA	$9,577	$(230)	$-	$-	$9,577	$(230)
FHLMC	1,728	(8)	988	(43)	2,716	(51)
GNMA	1,046	(17)	309	(4)	1,355	(21)
CMO	19,745	(569)	1,166	(35)	20,911	(604)
Total mortgage-backed securities	$32,096	$(824)	$2,463	$(82)	$34,559	$(906)

Held to Maturity:
Debt securities:
States and political subdivisions	$863	$(3)	$706	$(26)	$1,569	$(29)

Total temporarily impaired
securities	$56,701	$(1,126)	$3,900	$(128)	$60,601	$(1,254)

	2015

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$4,531	$(89)	$5,855	$(145)	$10,386	$(234)
States and political subdivisions	3,133	(6)	1,117	(23)	4,250	(29)
Total debt securities	$7,664	$(95)	$6,972	$(168)	$14,636	$(263)

Mortgage-backed securities:
FNMA	$3,856	$(25)	$-	$-	$3,856	$(25)
FHLMC	-	-	1,234	(56)	1,234	(56)
GNMA	1,161	(21)	471	(6)	1,632	(27)
CMO	8,996	(123)	3,661	(114)	12,657	(237)
Total mortgage-backed securities	$14,013	$(169)	$5,366	$(176)	$19,379	$(345)

Held to Maturity:
Debt securities:
States and political subdivisions	$626	$(11)	$495	$(28)	$1,121	$(39)

Total temporarily impaired
securities	$22,303	$(275)	$12,833	$(372)	$35,136	$(647)

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2016 and 2015 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.  The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

The Company did not record any other-than-temporary impairment charges in 2016, 2015, or 2014.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government agencies such as the Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance going forward.

3.LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans at December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016	December 31, 2015
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$118,542	$103,941
Commercial and multi-family	462,385	399,819
Construction-Residential	2,540	1,546
Construction-Commercial	93,240	60,892
Home equities	66,234	61,042
Total real estate loans	742,941	627,240

Commercial and industrial loans	197,371	144,330
Consumer and other loans	1,417	1,735
Net deferred loan origination costs	783	679
Total gross loans	942,512	773,984

Allowance for loan losses	(13,916)	(12,883)

Loans, net	$928,596	$761,101

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

The Bank, in its normal course of business, sells certain residential mortgages which it originates to FNMA.  The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon.  The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.  This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk.  At December 31, 2016 and 2015, the Company had approximately $75.7 million and $77.3 million, respectively, in unpaid principal balances of loans that it services for FNMA.  For the years ended December 31, 2016 and 2015, the Company sold $9.7 million and $14.3 million, respectively, in loans to FNMA and realized gains on those sales of $93 thousand and $133 thousand, respectively.  Gains or losses recognized upon the sale of loans are determined on a specific identification basis.  The Company had a related asset of approximately $0.5 and $0.6 million for the servicing portfolio rights as of December 31, 2016 and 2015, respectively.  There were $0.3 million in loans held for sale at December 31, 2016 compared with $0.5 million in loans held for sale at December 31, 2015.  Loans held for sale are typically in the portfolio for less than a month.  As a result, the carrying value approximates fair value.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

Due to the lack of foreclosure activity and absence of any ongoing litigation at December 31, 2016 and 2015, the Company had no accrual for loss contingencies or potential costs associated with foreclosure-related activities at those dates.

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

As of December 31, 2016, there were $207 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for borrowings.

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

Consumer Loans: The Company funds a variety of consumer loans, including direct automobile loans, recreational vehicle loans, boat loans, home improvement loans, and personal loans (collateralized and uncollateralized).  Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging up to five years, based upon the nature of the collateral and the size of the loan.  The majority of consumer loans are underwritten on a secured basis using the underlying collateral being financed.  A minimal amount of loans are unsecured, which carry a higher risk of loss.  These loans included overdrawn deposit accounts classified as loans of less than $0.1 million and $0.2 million at December 31, 2016 and 2015, respectively.

The Company maintains an allowance for loan losses in order to capture the probable losses inherent in its loan portfolio.  There is a risk that the Company may experience significant loan losses in 2017 and beyond which could exceed the allowance for loan losses.  If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan losses or recognize further loan charge-offs, the Company may have to increase its allowance for loan losses or loan charge-offs which could have a material adverse effect on the Company's operating results and financial condition.  There can be no assurance that the Company's allowance for loan losses will be adequate to protect the Company against loan losses that it may incur.

Changes in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 follow:

	2016	2015	2014
	(in thousands)
Balance, beginning of year	$12,883	$12,533	$11,503
Provisions for loan losses	1,209	1,216	1,229
Recoveries	231	181	863
Loans charged-off	(407)	(1,047)	(1,062)
Balance, end of year	$13,916	$12,883	$12,533

The following tables summarize the allowance for loan losses, as of December 31, 2016 and 2015, respectively, by portfolio segment.  The segments presented are at the level management uses to assess and monitor the risk and performance of the portfolio.

2016

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer**	Residential Mortgages*	Home Equities	Unallocated	Total
Allowance for loan
losses:
Beginning balance	$4,383	$7,135	$85	$909	$371	$-	$12,883
Charge-offs	(360)	-	(47)	-	-	-	(407)
Recoveries	151	59	16	2	3	-	231
Provision (Credit)	639	696	42	(142)	(26)	-	1,209
Ending balance	$4,813	$7,890	$96	$769	$348	$-	$13,916

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$492	$1,471	$43	$1	$20	$-	$2,027
Collectively evaluated
for impairment	4,321	6,419	53	768	328	-	11,889
Total	$4,813	$7,890	$96	$769	$348	$-	$13,916

Loans:
Ending balance:
Individually evaluated
for impairment	$3,148	$7,613	$43	$2,584	$1,753	$-	$15,141
Collectively evaluated
for impairment	194,223	548,012	1,374	118,498	64,481	-	926,588
Total	$197,371	$555,625	$1,417	$121,082	$66,234	$-	$941,729

Note: Loan balances do not include $783 thousand in net deferred loan origination costs as of December 31, 2016.

* includes construction loans

** includes other loans

2015

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer**	Residential Mortgages*	Home Equities	Unallocated	Total
Allowance for loan
losses:
Beginning balance	$4,896	$5,650	$78	$941	$819	$149	$12,533
Charge-offs	(799)	(139)	(43)	(66)	-	-	(1,047)
Recoveries	126	44	9	2	-	-	181
Provision (Credit)	160	1,580	41	32	(448)	(149)	1,216
Ending balance	$4,383	$7,135	$85	$909	$371	$-	$12,883

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$552	$1,146	$42	$2	$-	$-	$1,742
Collectively evaluated
for impairment	3,831	5,989	43	907	371	-	11,141
Total	$4,383	$7,135	$85	$909	$371	$-	$12,883

Loans:
Ending balance:
Individually evaluated
for impairment	$5,322	$9,993	$42	$2,499	$1,644	$-	$19,500
Collectively evaluated
for impairment	139,008	450,718	1,693	102,988	59,398	-	753,805
Total	$144,330	$460,711	$1,735	$105,487	$61,042	$-	$773,305

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

The following table provides data, at the class level, of credit quality indicators of certain loans, as of December 31, 2016 and 2015, respectively:

2016
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
1-3	$82,520	$372,235	$454,755	$121,414
4	6,541	73,655	80,196	59,117
5	-	12,506	12,506	12,623
6	4,179	3,989	8,168	3,404
7	-	-	-	813
Total	$93,240	$462,385	$555,625	$197,371

2015
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
1-3	$42,383	$340,837	$383,220	$80,379
4	13,098	40,019	53,117	47,509
5	1,224	11,772	12,996	8,973
6	4,187	7,191	11,378	7,350
7	-	-	-	119
Total	$60,892	$399,819	$460,711	$144,330

The Company’s risk ratings are monitored by the individual relationship managers and changed as deemed appropriate after receiving updated financial information from the borrowers or deterioration or improvement in the performance of a loan is evident in the customer’s payment history.  Each commercial relationship is individually assigned a risk rating.  The Company also maintains a loan review process that monitors the management of the Company’s commercial loan portfolio by the relationship managers.  The Company’s loan review function reviews at least 40% of the commercial loan portfolio annually.

The Company’s consumer loans, including residential mortgages and home equity loans and lines of credit, are not individually risk rated or reviewed as part of the Company’s loan review process.  Unlike commercial customers, consumer loan customers are not required to provide the Company with updated financial information.  Consumer loans also carry smaller dollar balances.  Given the lack of updated information since the initial underwriting of the loan and the small size of individual loans, the Company uses delinquency status as the primary credit quality indicator for consumer loans.  Once a consumer loan reaches 60 days past due, management orders an independent appraisal of the underlying collateral and produces a credit report on the borrower.  After discounting for potential selling costs and other factors specific to the property or borrower, the book value of the loan is then compared to the collateral value as determined by the appraisal.  In situations where the Company holds a junior lien, management accounts for the amount of the senior liens held by other lenders, and the collateral value is more heavily discounted to account for the increased risk.  If the loan is ultimately determined to be impaired, it is placed in non-accrual status.  Unless the loan is well secured and in the process of collection, all consumer loans that are more than 90 days past due are placed in non-accrual status.

The following tables provide an analysis of the age of the recorded investment for loans that were past due as of December 31, 2016 and 2015, respectively:

2016
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and industrial	$6,772	$2,966	$1,150	$10,888	$186,483	$197,371	$-	$3,106
Residential real estate:
Residential	868	123	567	1,558	116,984	118,542	-	862
Construction	-	-	-	-	2,540	2,540	-	-
Commercial real estate:
Commercial	6,319	1,522	2,357	10,198	452,187	462,385	483	1,874
Construction	257	-	4,417	4,674	88,566	93,240	239	4,178
Home equities	481	119	679	1,279	64,955	66,234	-	1,261
Consumer and other	15	10	5	30	1,387	1,417	-	17
Total Loans	$14,712	$4,740	$9,175	$28,627	$913,102	$941,729	$722	$11,298

2015
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and industrial	$160	$224	$66	$450	$143,880	$144,330	$40	$5,312
Residential real estate:
Residential	822	402	569	1,793	102,148	103,941	-	1,400
Construction	-	-	-	-	1,546	1,546	-	-
Commercial real estate:
Commercial	1,919	963	457	3,339	396,480	399,819	457	3,574
Construction	-	-	-	-	60,892	60,892	-	4,187
Home equities	253	236	267	756	60,286	61,042	-	1,058
Consumer and other	8	-	-	8	1,727	1,735	-	14
Total Loans	$3,162	$1,825	$1,359	$6,346	$766,959	$773,305	$497	$15,545

The following table provides data, at the class level, of impaired loans:

	At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,304	$1,604	$-	$1,455	$125	$51
Residential real estate:
Residential	2,513	2,720	-	2,542	39	78
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,123	2,168	-	2,181	33	89
Construction	257	257	-	404	2	28
Home equities	1,559	1,621	-	1,606	51	30
Consumer and other	-	-	-	-	-	-
Total impaired loans	$7,756	$8,370	$-	$8,188	$250	$276

	At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$1,844	$1,913	$492	$1,898	$62	$53
Residential real estate:
Residential	71	72	1	72	2	1
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	1,054	1,083	296	1,062	50	-
Construction	4,179	4,201	1,175	4,180	194	-
Home equities	194	206	20	195	9	1
Consumer and other	43	68	43	45	3	3
Total impaired loans	$7,385	$7,543	$2,027	$7,452	$320	$58

	At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$3,148	$3,517	$492	$3,353	$187	$104
Residential real estate:
Residential	2,584	2,792	1	2,614	41	79
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	3,177	3,251	296	3,243	83	89
Construction	4,436	4,458	1,175	4,584	196	28
Home equities	1,753	1,827	20	1,801	60	31
Consumer and other	43	68	43	45	3	3
Total impaired loans	$15,141	$15,913	$2,027	$15,640	$570	$334

	At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,750	$1,811	$-	$1,945	$58	$47
Residential real estate:
Residential	2,444	2,555	-	2,474	90	63
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	3,888	3,908	-	3,930	27	179
Construction	834	834	-	834	-	31
Home equities	1,644	1,711	-	1,661	40	52
Consumer and other	-	-	-	-	-	-
Total impaired loans	$10,560	$10,819	$-	$10,844	$215	$372

	At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$3,572	$3,835	$552	$3,966	$255	$9
Residential real estate:
Residential	55	55	2	55	1	2
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	1,083	1,083	235	1,083	4	42
Construction	4,188	4,201	911	4,188	29	166
Home equities	-	-	-	-	-	-
Consumer and other	42	57	42	45	2	6
Total impaired loans	$8,940	$9,231	$1,742	$9,337	$291	$225

	At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$5,322	$5,646	$552	$5,911	$313	$56
Residential real estate:
Residential	2,499	2,610	2	2,529	91	65
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	4,971	4,991	235	5,013	31	221
Construction	5,022	5,035	911	5,022	29	197
Home equities	1,644	1,711	-	1,661	40	52
Consumer and other	42	57	42	45	2	6
Total impaired loans	$19,500	$20,050	$1,742	$20,181	$506	$597

There were $7.8 million in impaired loans with no related allowance at December 31, 2016 and $10.6 million in impaired loans with no related allowance at December 31, 2015.  As management identifies impaired loans that are collateral dependent, new appraisals are ordered to determine the fair value of the collateral.  It should also be noted that when estimating the fair value of collateral for the purpose of performing an impairment test, management further reduces the appraised value of the collateral to account for estimated selling or carrying costs, age of the appraisal, if applicable, or any other perceived market or borrower-specific risks to the value of the collateral.

The interest income in the preceding table was interest income recognized on accruing TDRs and interest paid prior to loans being identified as non-accrual.  The interest income foregone in the preceding table represents interest income that the Company did not recognize on those loans while they were on non-accrual.

The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2016 and 2015.

Troubled debt restructurings (“TDRs”)

The Company had $5.1 million in loans that were restructured and deemed to be TDRs at December 31, 2016 with $1.3 million of those balances in non-accrual status.  Any new TDR is placed on non-accrual is and not returned to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the restructurings were allowed in an effort to maximize the Company’s ability to collect on loans where borrowers were experiencing financial difficulty.  The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.

The following table presents the Company’s TDR loans as of December 31, 2016, and 2015, respectively:

	December 31, 2016
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$574	$532	$42	$147
Residential real estate:
Residential	1,949	227	1,722	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	1,617	313	1,304	-
Construction	257	-	257	-
Home equities	667	175	492	1
Consumer and other loans	26	-	26	26
Total troubled restructured loans	$5,090	$1,247	$3,843	$174

	December 31, 2015
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$517	$508	$9	$165
Residential real estate:
Residential	1,789	689	1,100	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	1,732	334	1,398	-
Construction	834	-	834	-
Home equities	867	281	586	-
Consumer and other loans	28	-	28	28
Total troubled restructured loans	$5,767	$1,812	$3,955	$193

The Company’s TDRs have various agreements that involve deferral of principal payments, or interest-only payments, for a period (usually 12 months or less) to allow the customer time to improve cash flow or sell the property.  Other common types of concessions leading to the designation of a TDR are lines of credit that are termed-out and extensions of maturities at rates that are less than prevailing market rates given the risk profile of the borrower.

The following tables show the data for TDR activity by type of concession granted to the borrower during 2016 and 2015:

	Year ended December 31, 2016			Year ended December 31, 2015
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	-	-	-	3	$541	$541
Extension of maturity	2	121	121	-	-	-
Term-out line of credit	1	20	20	-	-	-
Residential Real Estate & Construction:
Extension of maturity	1	95	95	-	-	-
Extension of maturity and
interest rate reduction	1	109	109	-	-	-
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities:	-	-	-	-	-	-
Combination of concessions	-	-	-	2	166	166
Consumer and other loans	-	-	-	-	-	-

Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2016 and 2015.  All of the C&I and commercial real estate TDRs were already considered impaired and sufficiently reserved for prior to being identified as a TDR.

At December 31, 2016, there were no commitments to lend additional funds to debtors owing loans or leases whose terms have been modified in TDRs.

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value.  A loan is considered in default when the loan or lease is 90 days past due or is charged-off.  The following table presents loans which were classified as TDRs during the preceding twelve months and which subsequently defaulted during the twelve month periods ended December 31, 2016 and 2015, respectively:

	Year ended December 31, 2016		Year ended December 31, 2015
	(Recorded Investment in thousands)		(Recorded Investment in thousands)
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and industrial	-	-	-	-
Residential real estate	-	-	-	-
Commercial real estate	-	-	-	-
Home equities	-	-	1	$66
Consumer and other loans	-	-	-	-

4.PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 were as follows:

	2016	2015
	(in thousands)
Land	$268	$268
Buildings and improvements	13,032	12,867
Construction in progress	-	271
Furniture, fixtures, and equipment	15,022	13,444
	28,322	26,850
Less accumulated depreciation	(17,012)	(15,799)
Properties and equipment, net	$11,310	$11,051

Depreciation expense totaled $1.2 million in 2016, $1.0 million in 2015, and $1.1 million in 2014.

5.OTHER ASSETS

Other assets at December 31 were as follows:

	2016	2015
	(in thousands)
Net deferred tax asset	$7,310	$6,857
Accrued interest receivable	3,243	2,682
State historic tax credit receivable	2,117	-
Prepaid expenses	980	817
Mortgage servicing rights	527	557
Historic tax credit investments	454	-
Other	2,212	2,801
Total other assets	$16,843	$13,714

6.GOODWILL AND INTANGIBLE ASSETS

The Company had $8.1 million in goodwill at each of December 31, 2016 and 2015.  The entire amount of goodwill is within the insurance agency activities segment.  The Company measures the fair value of the insurance agency reporting unit annually, as of December 31, utilizing the market value and income methods.  When using the income method, management considered historical information, the operating budget, and strategic goals in projecting net income and cash flows for the next five years.  No impairment was recognized as a result of the goodwill impairment test as of December 31, 2016 and 2015, respectively.  Further discussion of the Company’s goodwill impairment testing is included in Note 1.

TEA acquired A.M. Smith Group, Inc., a local insurance agency in Lockport, NY, on December 31, 2016.  Intangible assets related to that acquisition are reflected in the table below:

2016	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Avg Amortization Period
	(in thousands)

Insurance expirations	$305	$-	$305	5 years

There were no intangible assets as of December 31, 2015.

Amortization expense related to intangibles for the years ended December 31, 2016, 2015, and 2014 was $0, $0, and $108 thousand, respectively.  Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending December 31	Amount
(in thousands)
2017	$61
2018	61
2019	61
2020	61
2021	61
$305

7.DEPOSITS

Time deposits, with minimum denominations of $100 thousand each, totaled $70.2 million and $40.1 million at December 31, 2016 and 2015, respectively.  There were overdrawn deposit accounts classified as loans of less than $0.1 million and $0.2 million at December 31, 2016 and 2015, respectively.

At December 31, 2016, the scheduled maturities of all time deposits were as follows:

(in thousands)
2017	$60,854
2018	37,611
2019	13,749
2020	17,994
2021	10,741
$140,949

In prior years, some of the Company’s time deposits were obtained through brokered transactions.  Brokered time deposits totaled $1.2 million at each of December 31, 2016 and 2015.

8.BORROWED FUNDS AND JUNIOR SUBORDINATED DEBENTURES

Other borrowings at December 31, 2016 consist of a $10 million advance from the FHLB with a fixed interest rate of 1.73% that matures in 2020 and a FHLB Overnight Line of Credit advance of $18.2 million.

The Bank has the ability to borrow additional funds from the FHLB based on the available securities or real estate loans that can be used as collateral and to purchase additional federal funds through one of the Bank’s correspondent banks.  Given the current collateral available, advances of up to $199 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.    The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.

As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY.  The Bank held FHLBNY stock with a carrying value of $2.2 million and $1.3 million as of December 31, 2016 and December 31, 2015, respectively.

The amounts and interest rates of other borrowed funds were as follows:

	FHLB Overnight Line of Credit	FHLB Advances	Total Other Borrowings
	(in thousands)
At December 31, 2016
Amount outstanding	$18,200	$10,000	$28,200
Weighted-average interest rate	0.74%	1.73%	1.09%

For the year ended December 31, 2016
Highest amount at a month end	$49,100	$10,000
Daily average amount outstanding	$16,011	$10,000	$26,011
Weighted-average interest rate	0.61%	1.73%	1.05%

At December 31, 2015
Amount outstanding	$-	$10,000	$10,000
Weighted-average interest rate	-%	1.73%	1.73%

For the year ended December 31, 2015
Highest amount at a month end	$17,700	$10,000
Daily average amount outstanding	$2,504	$7,151	$9,655
Weighted-average interest rate	0.33%	1.79%	1.41%

At December 31, 2014
Amount outstanding	$13,700	$-	$13,700
Weighted-average interest rate	0.32%	-%	0.32%

For the year ended December 31, 2014
Highest amount at a month end	$13,700	$9,000
Daily average amount outstanding	$3,938	$5,000	$8,938
Weighted-average interest rate	0.25%	3.54%	2.09%

On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 (the “Capital Securities”) classified on the Company’s consolidated balance sheets as Junior Subordinated Debentures.  The distribution rate on the Capital Securities of the Trust adjusts quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and was 3.59% at December 31, 2016.

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

The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust.  The interest rate payable on the Junior Subordinated Debentures was 3.59% at December 31, 2016.

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

9.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank enters into agreements with customers to sell securities owned by the Bank to the customers and repurchase the identical security, within one business day.  No physical movement of the securities is involved.  The customer is informed the securities are held in safekeeping by the Bank on behalf of the customer.  The Bank had $10.2 million and $10.8 million in securities sold under agreement to repurchase at December 31, 2016 and 2015, respectively.

10.COMPREHENSIVE INCOME (LOSS)

The following tables display the components of other comprehensive income (loss), net of tax:

	Balance at December 31, 2015	Net Change	Balance at December 31, 2016
	(in thousands)
Net unrealized gain (loss) on investment securities	$475	$(840)	$(365)
Net defined benefit pension plan adjustments	(2,285)	226	(2,059)
Total	$(1,810)	$(614)	$(2,424)

	Balance at December 31, 2014	Net Change	Balance at December 31, 2015
	(in thousands)
Net unrealized gain (loss) on investment securities	$911	$(436)	$475
Net defined benefit pension plan adjustments	(2,419)	134	(2,285)
Total	$(1,508)	$(302)	$(1,810)

	Balance at December 31, 2013	Net Change	Balance at December 31, 2014
	(in thousands)
Net unrealized gain on investment securities	$191	$720	$911
Net defined benefit pension plan adjustments	(1,454)	(965)	(2,419)
Total	$(1,263)	$(245)	$(1,508)

	December 31, 2016 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$(1,355)	$515	$(840)

Defined benefit pension plans adjustments:
Net actuarial gain (loss)	$110	$(42)	$68
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(12)	19
Amortization of actuarial loss (a)	221	(82)	139
Net change	362	(136)	226

Other Comprehensive Income (Loss)	$(993)	$379	$(614)

(a)	Included in net periodic pension cost as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

	December 31, 2015 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized (loss) gain on investment securities	$(719)	$283	$(436)

Defined benefit pension plans adjustments:
Net actuarial gain (loss)	$5	$(15)	$(10)
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(12)	19
Amortization of actuarial loss (a)	201	(76)	125
Net change	237	(103)	134

Other Comprehensive Income (Loss)	$(482)	$180	$(302)

(a)Included in net periodic pension cost as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

	December 31, 2014 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$1,173	$(453)	$720

Defined benefit pension plans adjustments:
Net actuarial gain (loss)	$(1,710)	$662	$(1,048)
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(12)	19
Amortization of actuarial loss (a)	105	(41)	64
Net change	(1,574)	609	(965)

Other Comprehensive Income (Loss)	$(401)	$156	$(245)

(a)	Included in net periodic pension cost as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

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

Selected Financial Information for the Pension Plan is as follows:

	12/31/2016	12/31/2015
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$5,384	$5,437
Service cost	-	-
Interest cost	221	205
Assumption change	97	(61)
Actuarial (gain) loss	11	(4)
Benefits paid	(189)	(193)
Benefit obligation at the end of the year	5,524	5,384

Change in plan assets:
Fair value of plan assets at the beginning of year	4,067	4,201
Actual return on plan assets	248	(106)
Employer contributions	140	165
Benefits paid	(189)	(193)
Fair value of plan assets at the end of year	4,266	4,067

Funded status	$(1,258)	$(1,317)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(1,258)	$(1,317)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$2,429	$2,390
Prior service cost	-	-
Net amount recognized in equity - pre-tax	$2,429	$2,390

Net amount recognized on Consolidated Balance Sheets in Other Liabilities	$1,171	$1,073

Accumulated benefit obligation at year end	$5,524	$5,384

Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2016	2015	2014
Discount rate for projected benefit obligation	3.95%	4.17%	3.83%
Discount rate for net periodic pension cost	4.17%	3.83%	4.78%
Rate of increase in compensation levels	-%	-%	-%
Expected long-term rate of return of plan assets	6.50%	7.50%	7.50%

The components of net periodic benefit cost consisted of the following:

	2016	2015	2014
	(in thousands)
Service cost	$-	$-	$-
Interest cost	221	205	206
Expected return on plan assets	(263)	(308)	(307)
Net amortization and deferral	85	71	22
Net periodic benefit cost	$43	$(32)	$(79)

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic cost in 2017 for amortization of actuarial loss will be $92 thousand.

The expected long-term rate of return on Pension Plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on plan targeted asset allocation.  Equity and fixed income securities were assumed to earn returns in the ranges of 5% to 10% and 5% to 6%, respectively.  When these overall return expectations are applied to the Pension Plan’s targeted allocation, the expected rate of return is determined to be 6.50%, which is within the range of expected return.  The Company’s management will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary.

The weighted average asset allocation of the Pension Plan at December 31, 2016 and 2015, the Pension Plan measurement date, was as follows:

Asset Category:	2016	2015
Equity mutual funds	67.97%	73.51%
Fixed income mutual funds	30.20%	18.64%
Cash/Short-term investments	1.83%	7.85%
	100.00%	100.00%

The portfolio is invested in accordance with sound investment practices that emphasize long-term investment fundamentals.  Consistent with this approach, the investment of the portfolio’s assets is guided by the following underlying goals: to diversify the portfolio in order to reduce risk and to maintain sufficient liquidity to meet the obligations of the Plan. The Plan’s long-term asset allocation under normal market conditions is comprised of 65% equity investments and 35% in fixed income assets and other short term cash equivalents.  The portfolio largely adhered to this allocation throughout 2016.  The investment objective of the allocation in equity investments emphasizes long term capital appreciation.  These equity investments are diversified across market capitalization, industries, style and geographical location.  The investment objective of the fixed income allocation is to generally provide a diversified source of income with an awareness of capital preservation.

The Company contributed $140 thousand to the Pension Plan in 2016 and estimates that it will contribute another $140 thousand to the Pension Plan in 2017.

The major categories of assets in the Bank’s Pension Plan as of year-end are presented in the following table.  Assets are segregated according to their investment objective by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19 – Fair Value of Financial Instruments).

	2016	2015
	(in thousands)
Level 1:
Cash	$-	$44
Mutual funds:
Short-term investments:
Money market	78	275
Fixed Income:	1,288	394
Equities:
Small cap	307	375
Large cap	1,008	-
Real estate	101	234
International large cap	923	757
International small cap	201	-
Emerging markets	254	388
Currency	-	177
Commodity	106	35
Bank loans	-	187

Exchange -traded funds (ETFs):
Large cap	-	844
Mid cap	-	357
	$4,266	$4,067

The mutual funds and ETFs are actively traded with market quotes available on at least a daily basis.  Therefore, they are Level 1 assets.

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis decreased from 4.17% at December 31, 2015 to 3.95% at December 31, 2016 for the Company's Pension Plan.

Expected benefit payments under the Pension Plan over the next ten years at December 31, 2016 are as follows:

(in thousands)
2017	$202
2018	212
2019	211
2020	210
2021	225
Year 2022 - 2026	1,540

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

Selected financial information for the two SERP plans is as follows:

	12/31/2016	12/31/2015
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$4,349	$4,555
Service cost	188	194
Interest cost	144	146
Actuarial (gain) loss	(234)	(354)
Benefits paid	(192)	(192)
Benefit obligation at the end of the year	4,255	4,349

Change in plan assets:
Fair value of plan assets at the beginning of year	-	-
Actual return on plan assets	-	-
Employer contributions	192	192
Benefits paid	(192)	(192)
Fair value of plan assets at the end of year	-	-

Funded status	$(4,255)	$(4,349)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(4,255)	$(4,349)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$747	$1,117
Prior service cost	187	218
Net amount recognized in equity - pre-tax	$934	$1,335

Net amount recognized on Consolidated Balance Sheets in Other Liabilities	$(3,321)	$(3,014)

Accumulated benefit obligation at year end	$3,902	$3,876

Assumptions used by the Bank in both years in the determination of SERP information consisted of the following:

	2016	2015	2014
Discount rate for projected benefit obligation	3.30%	3.38%	3.30%
Discount rate for net periodic pension cost	3.38%	3.30%	4.15%
Salary scale	3.00%	3.50%	3.50%

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis decreased from 3.38% at December 31, 2015 to 3.30% at December 31, 2016 (i.e. the measurement date) for the SERP.

The components of net periodic benefit cost consisted of the following:

	2016	2015	2014
	(in thousands)
Service cost	$188	$194	$168
Interest cost	144	146	159
Net amortization and deferral	167	161	115
Net periodic benefit cost	$499	$501	$442

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2016 for prior service costs and actuarial loss will be $31 thousand and $81 thousand, respectively.

Expected benefit payments under the SERP over the next ten years at December 31, 2016 are as follows:

(in thousands)
2017	$193
2018	193
2019	1,848
2020	193
2021	277
Year 2022 - 2026	1,410

Other Compensation Plans

The Company has a non-qualified deferred compensation plan whereby directors and certain officers may defer a portion of their base pre-tax compensation.  Additionally, the Company has a non-qualified executive incentive retirement plan, whereby the Company defers on behalf of certain officers a portion of their base compensation until retirement or termination of service, subject to certain vesting arrangements.  Aggregate expense under these plans was approximately $110 thousand in 2016, $105 thousand in 2015, and $210 thousand in 2014.  The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $2.2 million at December 31, 2016 and 2015.

These benefit plans are indirectly funded by bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $21.5 million and $21.0 million at December 31, 2016 and 2015, respectively.  Increases in cash surrender value are included in other non-interest income on the Company’s Consolidated Statements of Income.  Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries during employment.

The Bank also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements.  The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit.  The 401(k) plan includes a Qualified Automatic Contribution Arrangement (“QACA”).  This arrangement features automatic deferred contributions with annual escalation, a QACA matching contribution, and an additional matching contribution.  Employees vest in employer contributions over six years.  The Company’s expense under the 401(k) Plan was approximately $727 thousand, $751 thousand, and $719 thousand for the years ended December 31, 2016, 2015, and 2014, respectively.

12.STOCK-BASED COMPENSATION

At December 31, 2016, the Company had two stock-based compensation plans, which are described below.  The Company accounts for the fair value of its grants under these plans in accordance with ASC Topic 718, “Compensation – Stock Compensation”.  The compensation cost charged against income for those plans was $380 thousand, $318 thousand, and $293 thousand for 2016, 2015, and 2014, respectively, and is included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income.  All stock option and restricted stock expense is recorded on a straight-line basis over the expected vesting term.  In addition, expenses for director options and restricted stock were recognized to reflect $98 thousand, $106 thousand, and $83 thousand in 2016, 2015, and 2014, respectively, as part of “Other” expense in the Company’s Consolidated Statements of Income.

2009 Long-Term Equity Incentive Plan

Under the Company’s 2009 Long-Term Equity Incentive Plan (the “2009 Plan”) and, prior to the adoption of the 2009 Plan by shareholders in April 2009, under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan (the “1999 Plan” and together with the 2009 Plan, the “Equity Plans”), the Company has granted options or restricted stock to officers, directors and key employees of the Company and its subsidiaries.  Under the Equity Plans, the Company was authorized to issue up to 629,796 shares of common stock.  Under the Equity Plans, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.  If available, the Company normally issues shares out of its treasury for any options exercised or restricted shares issued.  The options have vesting schedules from 12 months through 4 years.  At December 31, 2016, there were a total of 137,395 shares available for grant under the 2009 Plan.  The Company may no longer make grants under the 1999 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2016	2015	2014
Dividend Yield	2.88%	2.93%	2.70%
Expected Life (years)	6.77	6.36	6.36
Expected Volatility	17.25%	19.62%	20.76%
Risk-free Interest Rate	1.78%	1.90%	2.11%
Weighted Average Fair Value	$3.05	$3.49	$3.64

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

Stock options activity for 2016 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2015	214,295	$17.30
Granted	49,550	25.00
Exercised	(6,050)	16.60
Expired	(645)	22.93
Forfeited	(5,448)	24.49
Balance, December 31, 2016	251,702	$18.66	5.75	$3,229

Exercisable, December 31, 2016	164,390	$15.73	4.27	$2,585

Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $204 thousand.  The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2017	$86
2018	70
2019	41
2020	7

Restricted stock award activity for 2016 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	33,690	$21.98
Granted	22,308	24.89
Vested	(14,629)	22.09
Forfeited	(2,201)	24.41
Balance, December 31, 2016	39,168	$23.68

As of December 31, 2016, there was $627 thousand in unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Equity Plans.  The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2017	$270
2018	211
2019	124
2020	22

During fiscal years 2016, 2015, and 2014, the following activity occurred under the Company’s plans:

	2016	2015	2014
	(in thousands)
Total intrinsic value of stock options exercised	$92	$409	$287
Total fair value of restricted stock awards vested	$349	$287	$273

Employee Stock Purchase Plan

The Company also maintains the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”).  As of December 31, 2016, there were 122,554 shares of common stock available to issue to full-time employees of the Company and its subsidiaries, nearly all of whom are eligible to participate.  Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock.  The Company grants options on January 1 and July 1 of each year during the term of the Purchase Plan.  The purchase price of the stock is 85% of the lower of its price on the grant date or the exercise date.  Under the Purchase Plan, the Company issued 10,596,  10,574, and 12,821 shares to employees in 2016, 2015, and 2014, respectively.  Compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

	2016	2015	2014
Dividend Yield	2.93%	3.01%	2.95%
Expected Life (years)	0.50	0.50	0.50
Expected Volatility	22.97%	16.47%	22.41%
Risk-free Interest Rate	0.43%	0.19%	0.08%
Weighted Average Fair Value	$7.71	$6.92	$6.56

The compensation cost that has been charged against income for the Purchase Plan was $75 thousand, $71 thousand, and $89 thousand for 2016, 2015, and 2014, respectively.

13.INCOME TAXES

The components of the provision for income taxes were as follows:

	2016	2015	2014
	(in thousands)
Current federal tax expense	$1,990	$2,784	$2,282
Current state tax expense (benefit)	4	3	(118)
Total current tax expense	1,994	2,787	2,164

Deferred federal tax expense (benefit)	$(405)	$435	$(215)
Deferred state tax expense (benefit)	334	545	(1,245)
Total deferred tax expense (benefit)	(71)	980	(1,460)

Total income tax provision	$1,923	$3,767	$704

The Company’s provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Tax provision at statutory rate	$3,466	34%	$3,947	34%	$3,023	34%
Change in taxes resulting from:
Tax-exempt income	(522)	(5)	(617)	(5)	(558)	(6)
Historic tax credit	(1,413)	(14)	-	-	(996)	(11)
State taxes, net of federal benefit	236	2	362	3	(899)	(10)
Other items, net	156	2	75	-	134	1
Income tax provision	$1,923	19%	$3,767	32%	$704	8%

As noted in Note 1, for New York State, any new credit earned from rehabilitated historic properties placed in service on or after January 1, 2015 not used in the current tax year will be treated as a refund or overpayment of tax to be credited to the next year’s tax.  Since the realization of the tax credit does not depend on the Bank’s generation of future taxable income or the Bank’s ongoing tax status or tax position, the refund is not considered an element of income tax accounting (ASC 740).  In such cases, the Bank would not record the credit as a reduction of income tax expense; rather, the Bank includes the refundable New York State tax credit in non-interest income with a corresponding receivable recorded in other assets.  This change in the treatment of New York State rehabilitation tax credits as refundable after January 1, 2015 and the recording of that credit in non-interest income in 2016 rather than in the income tax provision line in 2014 is reflected in the impact of state taxes in the reconciliation above.

At December 31, 2016 and 2015 the components of the net deferred tax asset were as follows:

	2016	2015
	(in thousands)
Deferred tax assets:
Pension premiums	$2,094	$2,148
Allowance for loan and lease losses	5,222	4,826
Non accrued interest	34	-
Deferred compensation	950	956
Litigation accrual	61	204
Loss on investment in tax credit	636	452
Stock options granted	169	134
Net operating loss carryforward	-	62
Historic tax credit carryforward	786	980
Leases	157	156
Net unrealized losses on securities	224	-
Gross deferred tax assets	$10,333	$9,918

Deferred tax liabilities:
Depreciation and amortization	$2,071	$1,806
Prepaid expenses	476	459
Net unrealized gains on securities	-	291
Mortgage servicing asset	200	212
Gross deferred tax liabilities	$2,747	$2,768

Valuation allowance	(276)	(293)
Net deferred tax asset	$7,310	$6,857

The net deferred tax asset at December 31, 2016 and 2015 is included in “other assets” in the Company’s consolidated balance sheets.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2016, except for a valuation allowance of $276 thousand on the net deferred tax asset for an investment in a historic tax credit of $636 thousand.  In assessing the need for a valuation allowance for the deferred tax assets for the investments in the historic tax credit investments, the Bank considered all positive and negative evidence in assessing whether the weight of available evidence supports the recognition of some or all of the deferred tax assets related to these investments.

Because of the tax nature of the loss to be recognized when the investment is ultimately sold (which for tax purposes will give rise to a capital loss), the Bank does not have any known capital gains in the future to be able to utilize the capital losses from these investments.  Therefore, the Bank’s assessment of the deferred tax asset warrants the need for a valuation allowance to be recognized on the deferred tax asset that it determined is more-likely-than-not to not be realized.  The amount of remaining capital loss includes the projected capital basis after taking tax credit, expected losses, and cash distributions.

The state historic tax credit carryforward has an indefinite life with no expiration date in which to utilize the credit.

The Company did not have any unrecognized tax benefits for the years ended December 31, 2016, 2015, and 2014.

There were no accrued penalties and interest at December 31, 2016 and 2015.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service (“IRS”) and various state taxing authorities.  During 2010, the Company concluded a NYS audit covering the years 2005-2007 and an IRS audit covering the years 2006-2008.  These audits concluded with no material adverse findings.  The tax years 2011-2015 for NYS and 2013-2015 for the IRS remain subject to examination.

14.OTHER LIABILITIES

Other liabilities at December 31 were as follows:

	2016	2015
	(in thousands)
Retirement compensation liabilities	$8,012	$7,986
Accounts payable	3,432	2,803
Historic tax credit investment	2,320	911
Interest payable	233	160
Other	301	858
Total other liabilities	$14,298	$12,718

15.RELATED PARTY TRANSACTIONS

The Bank has entered into loan transactions with certain directors, significant shareholders and their affiliates (related parties) in the ordinary course of its business.  The aggregate outstanding principal balance of loans to such related parties on December 31, 2016 and 2015 was $3.1 million and $4.3 million, respectively.  During 2016, there were $5.2 million of advances and new loans to such related parties, and repayments amounted to $5.8 million.  Terms of these loans have prevailing market pricing that would be offered to similarly-situated non-affiliated third parties.  Deposits from related parties were $2.2 million and $4.0 million as of December 31, 2016 and 2015, respectively.

16.CONTINGENT LIABILITIES AND COMMITMENTS

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk.  These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.  A summary of the Bank’s commitments and contingent liabilities at December 31, 2016 and 2015 is as follows:

	December 31,	December 31,
	2016	2015
	(in thousands)

Commitments to extend credit	$217,581	$206,346
Standby letters of credit	3,736	3,794
Total	$221,317	$210,140

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

The Company leases certain offices, land and equipment under long-term operating leases.  The aggregate minimum annual rental commitments under these leases total approximately $642 thousand in 2017; $662 thousand in 2018; $650 thousand in 2019; $595 thousand in 2020; $538 thousand in 2021, and $3.1 million thereafter.  The rental expense under operating leases contained in the Company’s Consolidated Statements of Income included $626 thousand, $645 thousand, and $644 thousand, in 2016, 2015, and 2014, respectively.

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

18.SEGMENT INFORMATION

The Company is comprised of two primary business segments: banking activities and insurance agency activities.  The operating segments are separately managed and their performance is evaluated based on net income.  The banking business segment includes both commercial and consumer banking services, including a wide array of lending and depository services as well as offering non-deposit investment products, such as annuities and mutual funds.  The insurance agency segment includes the activities of selling various premium-based insurance policies on a commission basis, including business and personal insurance, surety bonds, risk management, life, disability and long-term care coverage, as well as providing claims adjusting services to various insurance companies.  All sources of segment specific revenues and expenses contributed to management’s definition of net income.  Revenues from transactions between the two segments are not significant.  The accounting policies of the segments are the same as those described in Note 1 of these “Notes to Consolidated Financial Statements.”

The following tables set forth information regarding these segments for the years ended December 31, 2016, 2015, and 2014.

	2016
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$35,371	$(123)	$35,248
Provision for loan losses	1,209	-	1,209
Net interest income (expense) after
provision for loan losses	34,162	(123)	34,039
Non-interest income	4,733	-	4,733
Insurance service and fees	400	6,119	6,519
Non-interest expense	30,438	4,658	35,096
Income before income taxes	8,857	1,338	10,195
Income tax provision	1,408	515	1,923
Net income	$7,449	$823	$8,272

	2015
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$31,921	$(117)	$31,804
Provision for loan losses	1,216	-	1,216
Net interest income (expense) after
provision for loan losses	30,705	(117)	30,588
Non-interest income	6,526	-	6,526
Insurance service and fees	672	6,522	7,194
Non-interest expense	28,103	4,595	32,698
Income before income taxes	9,800	1,810	11,610
Income tax provision	3,071	696	3,767
Net income	$6,729	$1,114	$7,843

	2014
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$31,214	$(115)	$31,099
Provision for loan losses	1,229	-	1,229
Net interest income (expense) after
provision for loan losses	29,985	(115)	29,870
Non-interest income	3,142	-	3,142
Insurance service and fees	591	6,540	7,131
Amortization expense	-	108	108
Non-interest expense	26,875	4,269	31,144
Income before income taxes	6,843	2,048	8,891
Income tax provision (benefit)	(85)	789	704
Net income	$6,928	$1,259	$8,187

	December 31,	December 31,
	2016	2015
	(in thousands)
Identifiable Assets, Net
Banking activities	$1,091,291	$929,998
Insurance agency activities	9,418	9,109
Consolidated Total Assets	$1,100,709	$939,107

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at December 31, 2016 and 2015:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2016
Securities available-for-sale:
U.S. government agencies	$-	$12,872	$-	$12,872
States and political subdivisions	-	35,142	-	35,142
Mortgage-backed securities	-	47,208	-	47,208
Mortgage servicing rights	-	-	527	527

December 31, 2015
Securities available-for-sale:
U.S. government agencies	$-	$21,846	$-	$21,846
States and political subdivisions	-	37,683	-	37,683
Mortgage-backed securities	-	37,612	-	37,612
Mortgage servicing rights	-	-	557	557

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

Management believes that it has a sufficient understanding of the third-party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third-party pricing service provider regarding the data used to value a particular security.  If the Company determines it has market information that would support a different valuation than our third-party service provider’s evaluation it can submit a challenge for a change to that security’s valuation.  There were no material differences in valuations noted in 2016 or 2015.

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

The following table summarizes the changes in fair value for items measured at fair value (Level 3) on a recurring basis using significant unobservable inputs during the years ended December 31:

(in thousands)	2016	2015	2014
Mortgage servicing rights - January 1	$557	$518	$509
Losses included in earnings	(123)	(93)	(134)
Additions from loan sales	93	132	143
Mortgage servicing rights - December 31	$527	$557	$518

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	December 31, 2016	December 31, 2015
Servicing fees	0.25%	0.25%
Discount rate	9.52%	9.52%
Prepayment rate (CPR)	8.12%	8.55%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at December 31, 2016 and 2015:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2016
Collateral dependent impaired loans	$-	-	13,114	$13,114

December 31, 2015
Collateral dependent impaired loans	$-	-	17,758	$17,758

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan, and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale, unless the commercial loan is impaired due to a troubled debt restructure and is now performing.  For consumer loans, the Company obtains appraisals when a loan becomes 60 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 60 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $15.1 million, with a valuation allowance of $2.0 million, at December 31, 2016, compared to a gross value for impaired loans of $19.5 million, with a valuation allowance of $1.7 million, at December 31, 2015.

At December 31, 2016 and 2015, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$13,084	$13,084	$22,621	$22,621
Level 2:
Available for sale securities	95,222	95,222	97,141	97,141
FHLB and FRB stock	3,731	3,731	2,783	2,783
Level 3:
Held to maturity securities	1,983	1,959	1,617	1,584
Loans, net	928,596	945,998	761,101	772,472
Mortgage servicing rights	527	527	557	557

Financial liabilities:
Level 1:
Demand deposits	$201,741	$201,741	$183,098	$183,098
NOW deposits	88,632	88,632	83,674	83,674
Regular savings deposits	508,652	508,652	439,993	439,993
Level 2:
Securities sold under agreement to
repurchase	10,159	10,159	10,821	10,821
Other borrowed funds	28,200	28,152	10,000	9,874
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	140,949	141,758	96,217	96,975

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

FHLB and FRB stock

The carrying value of FHLB and FRB stock, which are non-marketable equity investments,  approximates fair value.

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

20.REGULATORY MATTERS

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table that follows) of Common Equity Tier I, Total Capital, and Tier I Capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations).  Management believes that as of December 31, 2016 and 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual capital amounts and ratios were as follows:

	December 31, 2016
	(in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier I
(to Risk Weighted Assets)	$102,925	10.82%	$100,336	10.56%	$42,818	4.5%	$61,848	6.5%

Total Capital
(to Risk Weighted Assets)	$114,846	12.07%	$112,244	11.81%	$76,121	8.0%	$95,151	10.0%

Tier I Capital
(to Risk Weighted Assets)	$102,925	10.82%	$100,336	10.56%	$57,091	6.0%	$76,121	8.0%

Tier I Capital
(to Average Assets)	$102,925	9.49%	$100,336	9.25%	$43,395	4.0%	$54,244	5.0%

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

21.PARENT COMPANY ONLY FINANCIAL INFORMATION

Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
	(in thousands)
ASSETS
Cash	$240	$1,030
Other assets	961	1,411
Investment in subsidiaries	108,069	103,309
Total assets	$109,270	$105,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Junior subordinated debentures	$11,330	$11,330
Other liabilities	1,192	3,164
Total liabilities	12,522	14,494

STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	$96,748	$91,256
Total liabilities and stockholders’ equity	$109,270	$105,750

CONDENSED STATEMENTS OF INCOME

	December 31,
	2016	2015	2014
	(in thousands)
Dividends from subsidiaries	$5,300	$2,000	$7,000
Expenses	(1,477)	(1,387)	(1,363)

Income before equity in undistributed
earnings of subsidiaries	3,823	613	5,637

Equity in undistributed earnings of subsidiaries	4,449	7,230	2,550

Net income	8,272	7,843	8,187

Other comprehensive income	-	-	-

Comprehensive income	$8,272	$7,843	$8,187

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2016	2015	2014
	(in thousands)
Operating Activities:
Net income	$8,272	$7,843	$8,187
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed earnings of subsidiaries	(4,449)	(7,230)	(2,550)
Changes in assets and liabilities affecting cash flow:
Other assets	371	(267)	(89)
Other liabilities	(1,972)	191	1,563
Net cash provided by operating activities	2,222	537	7,111

Investing Activities:
Investment in subsidiaries	(250)	-	-
Net cash used in investing activities	(250)	-	-

Financing Activities:
Proceeds from issuance of common stock	316	-	-
Cash dividends paid	(2,998)	(2,765)	(2,471)
Purchase of Treasury stock	(80)	-	(1,436)
Net cash used in financing activities	(2,762)	(2,765)	(3,907)

Net increase (decrease) in cash	(790)	(2,228)	3,204

Cash beginning of year	1,030	3,258	54

Cash ending of year	$240	$1,030	$3,258

22.SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except for per share data)
2016
Interest Income	$10,664	$10,241	$9,694	$9,356
Interest Expense	1,261	1,172	1,178	1,096
Net Interest Income	9,403	9,069	8,516	8,260
Net Income	2,339	2,216	2,003	1,714
Earnings per share basic	0.54	0.52	0.47	0.40
Earnings per share diluted	0.53	0.51	0.46	0.40

2015
Interest Income	$9,437	$9,099	$8,636	$8,456
Interest Expense	1,001	960	988	875
Net Interest Income	8,436	8,139	7,648	7,581
Net Income	1,754	2,509	1,675	1,905
Earnings per share basic	0.41	0.59	0.40	0.45
Earnings per share diluted	0.41	0.58	0.39	0.44

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 (the end of the period covered by this Annual Report on Form 10-K).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective.

(b)

Management's Annual Report on Internal Control Over Financial Reporting.  Management's Annual Report on Internal Control Over Financial Reporting appears at "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(c)

Attestation Report of the Independent Registered Public Accounting Firm.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in the "Report of Independent Registered Public Accounting Firm" in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(d)

Changes in Internal Control Over Financial Reporting.  No changes in the Company's internal control over financial reporting were identified in the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.OTHER INFORMATION

NONE

PART III

Item 10.DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the material under the captions "Information Regarding Directors, Director Nominees and Executive Officers,” "Section 16(a) Beneficial Ownership Reporting Compliance,"  “Corporate Governance,” and "Board of Director Committees" in the Company's definitive proxy statement relating to its 2017 annual meeting of shareholders to be held on April 27, 2017 (the "Proxy Statement").

Item 11.EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to the material under the captions "Director Compensation," “Executive Compensation," “Corporate Governance,” "Human Resource and Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement.

The material incorporated herein by reference to the material under the caption, "Human Resource and Compensation Committee Report" in the Proxy Statement is deemed “furnished” in this Annual Report on Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

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

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report on Form 10-K:

1.Financial statements:  The following audited consolidated financial statements and notes thereto and the material under the caption "Report of Independent Registered Public Accounting Firm" in Part II, Item 8 of this Annual Report on Form 10-K are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (internal control over financial reporting)

Report of Independent Registered Public Accounting Firm (consolidated financial statements)

Consolidated Balance Sheets - December 31, 2016 and 2015

Consolidated Statements of Income - Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows - Years Ended December 31, 2016, 2015 and 2014

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

Item 16.FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized:

EVANS BANCORP, INC.

By:	/s/ David J. Nasca
David J. Nasca
President and Chief Executive Officer
Date: March 7, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Nasca	President and Chief Executive Officer/ Director (Principal Executive Officer)	March 7, 2017
David J. Nasca

/s/ John B. Connerton	Treasurer (Principal Financial Officer)	March 7, 2017
John B. Connerton

/s/ Nicholas J. Snyder	Principal Accounting Officer	March 7, 2017
Nicholas J. Snyder

/s/ John R. O'Brien	Chairman of the Board / Director	March 7, 2017
John R. O'Brien

/s/ Lee C. Wortham	Vice Chairman of the Board / Director	March 7, 2017
Lee C. Wortham

/s/ Michael A. Battle	Director	March 7, 2017
Michael A. Battle

/s/ James E. Biddle, Jr.	Director	March 7, 2017
James E. Biddle, Jr.

Director
Marsha S. Henderson

/s/ Robert G. Miller, Jr.	Director	March 7, 2017
Robert G. Miller, Jr.

/s/ David R. Pfalzgraf, Jr.	Director	March 7, 2017
David R. Pfalzgraf, Jr.

/s/ Michael J. Rogers	Director	March 7, 2017
Michael J. Rogers

/s/ Nora B. Sullivan	Director	March 7, 2017
Nora B. Sullivan

/s/ Thomas H. Waring, Jr.	Director	March 7, 2017
Thomas H. Waring, Jr.

EXHIBIT INDEX

ncorporated
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

3.2	Amended and Restated Bylaws of the Company, effective as of September 20, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 22, 2016).
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

10.1	Evans Bancorp, Inc. Dividend Reinvestment Plan, as amended (incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-166264), as filed on April 23, 2010).
10.2*	Intentionally omitted for future use.
10.3*	Evans Bancorp, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed on March 21, 2013).
10.4*

Evans Bancorp, Inc. 1999 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 38, 2004).

10.5*	Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed on April 1, 2009).
10.6*	Specimen 1984 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 10 (Registration No. 0-18539), as filed on April 30, 1990).
10.7*	Specimen 1989 Director Deferred Compensation Agreement (incorporated by reference to Exhibit 10.6 to the Company's Form 10 (Registration No. 0-18539), as filed on April 30, 1990).
10.8*	Summary of Provisions of Director Deferred Compensation Agreements (incorporated by reference to Exhibit 10.7 to the Company's Form 10 (Registration No. 0-18539), as filed on April 30, 1990).
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

10.21*

Agreement and Release by and among the Company, the Bank and Gary A. Kajtoch, dated as of November 5, 2015 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed on March 3, 2016).

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

10.29*	Evans Bancorp, Inc. Executive Severance Plan, as revised on July 26, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on July 29, 2016).
10.30*

Evans Bancorp, Inc. Change in Control Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed on March 3, 2016).

10.31*

Evans Bank, N.A. 2010 Amended and Restated Executive Incentive Retirement Plan on September 24, 2010 and effective October 1, 2010 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed on March 3, 2016).

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

101

The following materials from Evans Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets – December 31, 2016 and 2015; (ii) Consolidated Statements of Income – years ended December 31, 2016, 2015, and 2014; (iii) Consolidated Statements of Stockholder’s Equity – years ended December 31, 2016, 2015, and 2014; (iv) Consolidated Statements of Cash Flows – years ended December 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

*  Indicates a management contract or compensatory plan or arrangement.