Form 10-Q
period 2017-03-31
EVANS BANCORP INC
filed 2017-05-02
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.50 par value, 4,766,949 shares as of May 1, 2017

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2017 AND DECEMBER 31, 2016
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$10,795	$12,503
Interest-bearing deposits at banks	19,440	581
Securities:
Available for sale, at fair value (amortized cost: $115,188 at March 31, 2017;	114,896	95,222
$95,810 at December 31, 2016)
Held to maturity, at amortized cost (fair value: $1,387 at March 31, 2017;	1,408	1,983
$1,959 at December 31, 2016)
Federal Home Loan Bank common stock, at cost	1,366	2,185
Federal Reserve Bank common stock, at cost	1,546	1,546
Loans, net of allowance for loan losses of $13,579 at March 31, 2017
and $13,916 at December 31, 2016	932,004	928,596
Properties and equipment, net of accumulated depreciation of $17,328 at March 31, 2017
and $17,012 at December 31, 2016	11,065	11,310
Goodwill and intangible assets	8,638	8,406
Bank-owned life insurance	21,664	21,534
Other assets	16,838	16,843

TOTAL ASSETS	$1,139,660	$1,100,709

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$194,747	$201,741
NOW	103,907	88,632
Savings	531,408	508,652
Time	147,915	140,949
Total deposits	977,977	939,974

Securities sold under agreement to repurchase	11,679	10,159
Other borrowings	10,000	28,200
Other liabilities	16,047	14,298
Junior subordinated debentures	11,330	11,330
Total liabilities	1,027,033	1,003,961

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,763,696 and 4,302,504 shares issued at March 31, 2017 and December 31, 2016, respectively, and 4,763,696 and 4,300,634 outstanding at March 31, 2017
and December 31, 2016, respectively	2,384	2,153
Capital surplus	58,543	44,389
Treasury stock, at cost, 0 and 1,870 shares at March 31, 2017 and
December 31, 2016, respectively	-	-
Retained earnings	53,874	52,630
Accumulated other comprehensive loss, net of tax	(2,174)	(2,424)
Total stockholders' equity	112,627	96,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,139,660	$1,100,709

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(in thousands, except share and per share amounts)
	Three Months Ended March 31,
	2017	2016
INTEREST INCOME
Loans	$10,246	$8,730
Interest-bearing deposits at banks	12	11
Securities:
Taxable	436	377
Non-taxable	224	238
Total interest income	10,918	9,356
INTEREST EXPENSE
Deposits	1,116	959
Other borrowings	58	50
Junior subordinated debentures	100	87
Total interest expense	1,274	1,096
NET INTEREST INCOME	9,644	8,260
(CREDIT) PROVISION FOR LOAN LOSSES	(435)	208
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,079	8,052
NON-INTEREST INCOME
Deposit service charges	390	443
Insurance service and fees	2,168	1,748
Gain on loans sold	18	15
Bank-owned life insurance	130	136
Interchange fee income	344	318
Other	472	334
Total non-interest income	3,522	2,994
NON-INTEREST EXPENSE
Salaries and employee benefits	5,716	5,514
Occupancy	775	699
Advertising and public relations	190	285
Professional services	602	580
Technology and communications	607	598
Amortization of intangibles	28	-
FDIC insurance	227	159
Other	910	693
Total non-interest expense	9,055	8,528
INCOME BEFORE INCOME TAXES	4,546	2,518
INCOME TAX PROVISION	1,400	804
NET INCOME	$3,146	$1,714

Net income per common share-basic	$0.68	$0.40
Net income per common share-diluted	$0.66	$0.40
Cash dividends per common share	$0.40	$0.38
Weighted average number of common shares outstanding	4,634,096	4,263,109
Weighted average number of diluted shares outstanding	4,757,062	4,328,034

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(in thousands)
	Three Months Ended March 31,
	2017		2016

NET INCOME		$3,146		$1,714

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities		187		649

Defined benefit pension plans:
Amortization of prior service cost	10		5
Amortization of actuarial loss	53		35
Total		63		40

OTHER COMPREHENSIVE INCOME, NET OF TAX		250		689

COMPREHENSIVE INCOME		$3,396		$2,403

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2015	$2,132	$43,318	$47,616	$(1,810)	$-	$91,256
Net Income			1,714			1,714
Other comprehensive income				689		689
Cash dividends ($0.38 per common share)			(1,626)			(1,626)
Stock compensation expense		118				118
Excess tax benefit from stock-based compensation		9				9
Issued 19,093 restricted shares	10	(10)				-
Reissued 2,938 restricted shares, net of forfeitures						-
Balance, March 31, 2016	$2,142	$43,435	$47,704	$(1,121)	$-	$92,160

Balance, December 31, 2016	$2,153	$44,389	$52,630	$(2,424)	$-	$96,748
Net Income			3,146			3,146
Other comprehensive income				250		250
Cash dividends ($0.40 per common share)			(1,902)			(1,902)
Stock compensation expense		136				136
Issued 440,000 shares in stock offering	220	13,922				14,142
Issued 15,763 restricted shares	8	(8)				-
Issued 5,429 shares in stock option exercises	3	104				107
Reissued 1,870 shares in stock option exercises						-
Balance, March 31, 2017	$2,384	$58,543	$53,874	$(2,174)	$-	$112,627

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(in thousands)
	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Interest received	$10,801	$9,090
Fees received	3,210	2,839
Interest paid	(1,263)	(1,068)
Cash paid to employees and vendors	(10,116)	(8,353)
Income taxes paid	(5)	(9)
Proceeds from sale of loans held for resale	2,788	880
Originations of loans held for resale	(3,354)	(335)

Net cash provided by operating activities	2,061	3,044

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(22,300)	(20,471)
Proceeds from maturities, calls, and payments	3,656	3,883
Held to maturity securities:
Purchases	(35)	-
Proceeds from maturities, calls, and payments	610	11
Additions to properties and equipment	(56)	(300)
Purchase of tax credit investment	-	(359)
Insurance agency acquisitions	(275)	-
Net increase in loans	(2,082)	(23,176)

Net cash used in investing activities	(20,482)	(40,412)

FINANCING ACTIVITIES:
Proceeds from (repayments of) short-term borrowings, net	(16,680)	2,072
Net increase in deposits	38,003	46,067
Issuance of common stock	14,249	-

Net cash provided by financing activities	35,572	48,139

Net increase in cash and cash equivalents	17,151	10,771

CASH AND CASH EQUIVALENTS:
Beginning of period	13,084	22,621

End of period	$30,235	$33,392

(continued)

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(in thousands)
	Three Months Ended March 31,
	2017	2016

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$3,146	$1,714

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	432	359
Deferred tax expense	367	36
(Credit) Provision for loan losses	(435)	208
Gain on loans sold	(18)	(15)
Stock options and restricted stock expense	136	118
Proceeds from sale of loans held for resale	2,788	880
Originations of loans held for resale	(3,354)	(335)
Changes in assets and liabilities affecting cash flow:
Other assets	(901)	561
Other liabilities	(100)	(482)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,061	$3,044

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

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

The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“10-K”).  The Company’s significant accounting policies are disclosed in Note 1 to the 10-K.

2. SECURITIES

The amortized cost of securities and their approximate fair value at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$16,795	$73	$(81)	$16,787
States and political subdivisions	34,472	434	(62)	34,844
Total debt securities	$51,267	$507	$(143)	$51,631

Mortgage-backed securities:
FNMA	$22,140	$96	$(229)	$22,007
FHLMC	9,452	31	(78)	9,405
GNMA	2,463	29	(21)	2,471
SBA	7,975	19	(55)	7,939
CMO	21,891	52	(500)	21,443
Total mortgage-backed securities	$63,921	$227	$(883)	$63,265

Total securities designated as available for sale	$115,188	$734	$(1,026)	$114,896

Held to Maturity:
Debt securities
States and political subdivisions	$1,408	$4	$(25)	$1,387

Total securities designated as held to maturity	$1,408	$4	$(25)	$1,387

	December 31, 2016
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$12,958	$67	$(153)	$12,872
States and political subdivisions	34,952	356	(166)	35,142
Total debt securities	$47,910	$423	$(319)	$48,014

Mortgage-backed securities:
FNMA	$14,694	$96	$(230)	$14,560
FHLMC	3,544	32	(51)	3,525
GNMA	2,535	19	(21)	2,533
CMO	27,127	67	(604)	26,590
Total mortgage-backed securities	$47,900	$214	$(906)	$47,208

Total securities designated as available for sale	$95,810	$637	$(1,225)	$95,222

Held to Maturity:
Debt securities
States and political subdivisions	$1,983	$5	$(29)	$1,959

Total securities designated as held to maturity	$1,983	$5	$(29)	$1,959

Available for sale securities with a total fair value of $108 million and $87 million at March 31, 2017 and December 31, 2016, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The scheduled maturities of debt and mortgage-backed securities at March 31, 2017 and December 31, 2016 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	March 31, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$2,875	$2,885	$2,869	$2,876
Due after one year through five years	30,201	30,405	30,171	30,214
Due after five years through ten years	15,487	15,555	12,166	12,133
Due after ten years	2,704	2,786	2,704	2,791
	51,267	51,631	47,910	48,014

Mortgage-backed securities
available for sale	63,921	63,265	47,900	47,208

Total available for sale securities	$115,188	$114,896	$95,810	$95,222

Debt securities held to maturity:

Due in one year or less	$174	$173	$780	$778
Due after one year through five years	285	279	289	283
Due after five years through ten years	849	842	814	805
Due after ten years	100	93	100	93
	1,408	1,387	1,983	1,959

Total held to maturity securities	$1,408	$1,387	$1,983	$1,959

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.  The duration of the investment securities portfolio increased from 3.4 years at December 31, 2016 to 3.7 years at March 31, 2017.

Information regarding unrealized losses within the Company’s available for sale securities at March 31, 2017 and December 31, 2016 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and are related to market interest rate fluctuations.

	March 31, 2017

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$6,919	$(81)	$-	$-	$6,919	$(81)
States and political subdivisions	9,370	(46)	733	(16)	10,103	(62)
Total debt securities	$16,289	$(127)	$733	$(16)	$17,022	$(143)

Mortgage-backed securities:
FNMA	$15,301	$(229)	$-	$-	$15,301	$(229)
FHLMC	7,730	(37)	925	(41)	8,655	(78)
GNMA	1,036	(19)	308	(2)	1,344	(21)
SBA	5,906	(55)	-	-	5,906	(55)
CMO	14,275	(353)	3,662	(147)	17,937	(500)
Total mortgage-backed securities	$44,248	$(693)	$4,895	$(190)	$49,143	$(883)

Held to Maturity:
Debt securities:
States and political subdivisions	$611	$(13)	$362	$(12)	$973	$(25)

Total temporarily impaired
securities	$61,148	$(833)	$5,990	$(218)	$67,138	$(1,051)

	December 31, 2016

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$6,847	$(153)	$-	$-	$6,847	$(153)
States and political subdivisions	16,895	(146)	731	(20)	17,626	(166)
Total debt securities	$23,742	$(299)	$731	$(20)	$24,473	$(319)

Mortgage-backed securities:
FNMA	$9,577	$(230)	$-	$-	$9,577	$(230)
FHLMC	1,728	(8)	988	(43)	2,716	(51)
GNMA	1,046	(17)	309	(4)	1,355	(21)
CMO	19,745	(569)	1,166	(35)	20,911	(604)
Total mortgage-backed securities	$32,096	$(824)	$2,463	$(82)	$34,559	$(906)

Held to Maturity:
Debt securities:
States and political subdivisions	$863	$(3)	$706	$(26)	$1,569	$(29)

Total temporarily impaired
securities	$56,701	$(1,126)	$3,900	$(128)	$60,601	$(1,254)

Management has assessed the securities available for sale in an unrealized loss position at March 31, 2017 and December 31, 2016 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges as of March 31, 2017 and did not record any OTTI charges during 2016.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2017
Securities available-for-sale:
U.S. government agencies	$-	$16,787	$-	$16,787
States and political subdivisions	-	34,844	-	34,844
Mortgage-backed securities	-	63,265	-	63,265
Mortgage servicing rights	-	-	564	564

December 31, 2016
Securities available-for-sale:
U.S. government agencies	$-	$12,872	$-	$12,872
States and political subdivisions	-	35,142	-	35,142
Mortgage-backed securities	-	47,208	-	47,208
Mortgage servicing rights	-	-	527	527

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three month periods ended March 31, 2017 and 2016, respectively:

	Three months ended March 31,
(in thousands)	2017	2016
Mortgage servicing rights - January 1	$527	$557
Gains (losses) included in earnings	11	(69)
Additions from loan sales	26	8
Mortgage servicing rights - March 31	$564	$496

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	March 31, 2017	December 31, 2016
Servicing fees	0.25%	0.25%
Discount rate	9.52%	9.52%
Prepayment rate (CPR)	8.15%	8.12%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2017
Collateral dependent impaired loans	$-	$-	$17,535	$17,535

December 31, 2016
Collateral dependent impaired loans	$-	$-	$13,114	$13,114

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $19.5 million, with an allowance for loan loss of $2.0 million, at March 31, 2017 compared with $15.1 million and $2.0 million, respectively, at December 31, 2016.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At each of March 31, 2017 and December 31, 2016, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$30,235	$30,235	$13,084	$13,084
Level 2:
Available for sale securities	114,896	114,896	95,222	95,222
FHLB and FRB stock	2,912	2,912	3,731	3,731
Level 3:
Held to maturity securities	1,408	1,387	1,983	1,959
Loans, net	932,004	913,707	928,596	945,998
Mortgage servicing rights	564	564	527	527

Financial liabilities:
Level 1:
Demand deposits	$194,747	$194,747	$201,741	$201,741
NOW deposits	103,907	103,907	88,632	88,632
Savings deposits	531,408	531,408	508,652	508,652
Level 2:
Securities sold under agreement to
repurchase	11,679	11,679	10,159	10,159
Other borrowed funds	10,000	9,937	28,200	28,152
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	147,915	148,921	140,949	141,758

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

Cash and Cash Equivalents.  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.  “Cash and Cash Equivalents” includes interest-bearing deposits at other banks.

FHLB and FRB stock.  The carrying value of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, which are non-marketable equity investments, approximate fair value.

As a member of the FHLB System, the Bank is required to hold stock in FHLBNY.  The Company regularly evaluates investments in FHLBNY for impairment, considering liquidity, operating performance, capital position, stock repurchase and dividend history.  As of March 31, 2017, the Bank’s investment in FHLBNY stock was not impaired.

The Bank, as a member of the FRB system, is currently required to purchase and hold shares of capital stock in the FRB in an amount equal to 6% of its capital and surplus.  Based on the current capital adequacy and liquidity position of the FRB, management believes there is no impairment in the Company’s investment at March 31, 2017.

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

Deposits.  The fair value of demand deposits, negotiable order of withdrawal (“NOW”) accounts, muni-vest accounts and regular savings accounts is the amount payable on demand at the reporting date.  The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

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

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	March 31, 2017	December 31, 2016
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$122,818	$118,542
Commercial and multi-family	464,288	462,385
Construction-Residential	2,155	2,540
Construction-Commercial	95,757	93,240
Home equities	66,229	66,234
Total real estate loans	751,247	742,941

Commercial and industrial loans	192,041	197,371
Consumer and other loans	1,344	1,417
Net deferred loan origination costs	951	783
Total gross loans	945,583	942,512

Allowance for loan losses	(13,579)	(13,916)

Loans, net	$932,004	$928,596

The Bank sells certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages.  In the three month period ended March 31, 2017, the Bank sold mortgages to FNMA totaling $2.8 million, compared with $0.9  million in the three month period ended March 31, 2016.  At each of March 31, 2017 and December 31, 2016, the Bank had a loan servicing portfolio principal balance of $76 million upon which it earned servicing fees.  The value of the mortgage servicing rights for that portfolio was $0.6 million at March 31, 2017 and $0.5 million at December 31, 2016.  At March 31, 2017 there were $0.9 million in residential mortgages held for sale compared with $0.3 million at December 31, 2016.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

The Company had $9 million in commercial and industrial loans held for sale as of March 31, 2017.  This represents a single loan relationship in which the Bank was a participant in a larger syndicated loan.  There was no significant credit deterioration in the loan as the Bank received a bid for the loan at par and as a result the loan’s fair value was equal to its amortized cost.  The Bank does not typically sell its commercial loans or hold them for resale.  However, management determined that from a risk management and capital management perspective, selling this particular loan was in the Bank’s best interest.  The loan is expected to be sold in the second quarter of 2017.    There were no commercial loans held for sale as of December 31, 2016.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.  Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging-off loans, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2016 are consistent with those utilized by the Company in the three month period ended March 31, 2017.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

March 31, 2017
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
1-3	$80,643	$375,456	$456,099	$123,648
4	10,936	71,958	82,894	55,746
5	-	6,641	6,641	9,264
6	4,178	10,233	14,411	2,570
7	-	-	-	813
Total	$95,757	$464,288	$560,045	$192,041

December 31, 2016
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
1-3	$82,520	$372,235	$454,755	$121,414
4	6,541	73,655	80,196	59,117
5	-	12,506	12,506	12,623
6	4,179	3,989	8,168	3,404
7	-	-	-	813
Total	$93,240	$462,385	$555,625	$197,371

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

March 31, 2017
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and industrial	$2,751	$138	$931	$3,820	$188,221	$192,041	$72	$2,771
Residential real estate:
Residential	1,225	70	659	1,954	120,864	122,818	-	846
Construction	-	-	-	-	2,155	2,155	-	-
Commercial real estate:
Commercial	15,249	213	2,097	17,559	446,729	464,288	-	3,174
Construction	4,127	-	4,179	8,306	87,451	95,757	-	4,179
Home equities	128	207	593	928	65,301	66,229	-	1,232
Consumer and other	50	7	-	57	1,287	1,344	-	11
Total Loans	$23,530	$635	$8,459	$32,624	$912,008	$944,632	$72	$12,213

Note: Loan balances do not include $951 thousand in net deferred loan origination costs as of March 31, 2017.

December 31, 2016
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and industrial	$6,772	$2,966	$1,150	$10,888	$186,483	$197,371	$-	$3,106
Residential real estate:
Residential	868	123	567	1,558	116,984	118,542	-	862
Construction	-	-	-	-	2,540	2,540	-	-
Commercial real estate:
Commercial	6,319	1,522	2,357	10,198	452,187	462,385	483	1,874
Construction	257	-	4,417	4,674	88,566	93,240	239	4,178
Home equities	481	119	679	1,279	64,955	66,234	-	1,261
Consumer and other	15	10	5	30	1,387	1,417	-	17
Total Loans	$14,712	$4,740	$9,175	$28,627	$913,102	$941,729	$722	$11,298

Note: Loan balances do not include $783 thousand in net deferred loan origination costs as of December 31, 2016.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended March 31, 2017 and 2016:

March 31, 2017

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,813	$7,890	$96	$769	$348	$13,916
Charge-offs	(33)	-	(28)	-	-	(61)
Recoveries	147	-	12	-	-	159
Provision (Credit)	(964)	308	55	150	16	(435)
Ending balance	$3,963	$8,198	$135	$919	$364	$13,579

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$253	$1,716	$36	$1	$9	$2,015
Collectively evaluated
for impairment	3,710	6,482	99	918	355	11,564
Total	$3,963	$8,198	$135	$919	$364	$13,579

Loans:
Ending balance:
Individually evaluated
for impairment	$2,786	$12,473	$36	$2,561	$1,694	$19,550
Collectively evaluated
for impairment	189,255	547,572	1,308	122,412	64,535	925,082
Total	$192,041	$560,045	$1,344	$124,973	$66,229	$944,632

* Includes construction loans

Note: Loan balances do not include $951 thousand in net deferred loan origination costs as of March 31, 2017.

March 31, 2016

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,383	$7,135	$85	$909	$371	$12,883
Charge-offs	(13)	-	(7)	-	-	(20)
Recoveries	7	38	3	-	-	48
Provision (Credit)	203	269	12	(213)	(63)	208
Ending balance	$4,580	$7,442	$93	$696	$308	$13,119

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$516	$1,134	$41	$2	$-	$1,693
Collectively evaluated
for impairment	4,064	6,308	52	694	308	11,426
Total	$4,580	$7,442	$93	$696	$308	$13,119

Loans:
Ending balance:
Individually evaluated
for impairment	$5,382	$10,092	$41	$2,482	$1,545	$19,542
Collectively evaluated
for impairment	145,431	464,806	2,131	104,212	60,048	776,628
Total	$150,813	$474,898	$2,172	$106,694	$61,593	$796,170

* Includes construction loans

Note: Loan balances do not include $603 thousand in net deferred loan origination costs as of March 31, 2016.

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,176	$1,279	$-	$1,183	$23	$5
Residential real estate:
Residential	2,491	2,697	-	2,493	9	17
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,452	2,506	-	2,534	34	19
Construction	-	-	-	-	-	-
Home equities	1,611	1,697	-	1,627	15	4
Consumer and other	-	-	-	-	-	-
Total impaired loans	$7,730	$8,179	$-	$7,837	$81	$45

	At March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$1,610	$1,853	$253	$1,654	$24	$2
Residential real estate:
Residential	70	72	1	70	1	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	5,843	5,871	541	5,843	13	53
Construction	4,178	4,201	1,175	4,179	50	-
Home equities	83	85	9	83	1	-
Consumer and other	36	62	36	37	1	1
Total impaired loans	$11,820	$12,144	$2,015	$11,866	$90	$56

	At March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,786	$3,132	$253	$2,837	$47	$7
Residential real estate:
Residential	2,561	2,769	1	2,563	10	17
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	8,295	8,377	541	8,377	47	72
Construction	4,178	4,201	1,175	4,179	50	-
Home equities	1,694	1,782	9	1,710	16	4
Consumer and other	36	62	36	37	1	1
Total impaired loans	$19,550	$20,323	$2,015	$19,703	$171	$101

	At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,304	$1,604	$-	$1,455	$125	$51
Residential real estate:
Residential	2,513	2,720	-	2,542	39	78
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,123	2,168	-	2,181	33	89
Construction	257	257	-	404	2	28
Home equities	1,559	1,621	-	1,606	51	30
Consumer and other	-	-	-	-	-	-
Total impaired loans	$7,756	$8,370	$-	$8,188	$250	$276

	At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$1,844	$1,913	$492	$1,898	$62	$53
Residential real estate:
Residential	71	72	1	72	2	1
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	1,054	1,083	296	1,062	50	-
Construction	4,179	4,201	1,175	4,180	194	-
Home equities	194	206	20	195	9	1
Consumer and other	43	68	43	45	3	3
Total impaired loans	$7,385	$7,543	$2,027	$7,452	$320	$58

	At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$3,148	$3,517	$492	$3,353	$187	$104
Residential real estate:
Residential	2,584	2,792	1	2,614	41	79
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	3,177	3,251	296	3,243	83	89
Construction	4,436	4,458	1,175	4,584	196	28
Home equities	1,753	1,827	20	1,801	60	31
Consumer and other	43	68	43	45	3	3
Total impaired loans	$15,141	$15,913	$2,027	$15,640	$570	$334

Non-performing loans

The following table sets forth information regarding non-performing loans as of the dates specified:

	March 31, 2017	December 31, 2016
	(in thousands)
Non-accruing loans:
Commercial and industrial loans	$2,771	$3,106
Residential real estate:
Residential	846	862
Construction	-	-
Commercial real estate:
Commercial and multi-family	3,174	1,874
Construction	4,179	4,178
Home equities	1,232	1,261
Consumer loans	11	17
Total non-accruing loans	$12,213	$11,298

Accruing loans 90+ days past due	72	722
Total non-performing loans	$12,285	$12,020

Total non-performing loans
to total assets	1.08%	1.09%
Total non-performing loans
to total loans	1.30%	1.28%

Troubled debt restructurings

The Company had $9.1 million and $5.1 million in loans that were restructured in a troubled debt restructuring (“TDR”) at March 31, 2017 and December 31, 2016, respectively.  Of those balances, $1.7 million and $1.2 million were in non-accrual status at March 31, 2017 and December 31, 2016, respectively.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective interest rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of March 31, 2017, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	March 31, 2017
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$729	$714	$15	$168
Residential real estate:
Residential	1,949	235	1,714	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	5,713	592	5,121	245
Construction	-	-	-	-
Home equities	638	177	461	-
Consumer and other loans	26	-	26	26
Total troubled restructured loans	$9,055	$1,718	$7,337	$439

	December 31, 2016
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$574	$532	$42	$147
Residential real estate:
Residential	1,949	227	1,722	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	1,617	313	1,304	-
Construction	257	-	257	-
Home equities	667	175	492	1
Consumer and other loans	26	-	26	26
Total troubled restructured loans	$5,090	$1,247	$3,843	$174

The Company’s TDRs have various agreements that involve deferral of principal payments, or interest-only payments, for a period (usually 12 months or less) to allow the customer time to improve cash flow or sell the property.  Other common concessions leading to the designation of a TDR are lines of credit that are termed-out and/or extensions of maturities at rates that are less than the prevailing market rates given the risk profile of the borrower.

The following tables show the data for TDR activity by the type of concession granted to the borrower for the three month periods ended March 31, 2017 and 2016:

	Three months ended March 31, 2017			Three months ended March 31, 2016
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Extension of maturity	-	$-	$-	1	$24	$24
Interest rate reduction	-	-	-	-	-	-
Term-out line of credit	1	180	180	1	20	20
Combination of concessions	-	-	-	-	-	-
Residential Real Estate & Construction:
Extension of maturity	-	-	-	1	95	95
Commercial Real Estate & Construction	-	-	-	-	-	-
Extension of maturity	3	5,073	5,073	-	-	-
Home Equities	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off.  There were no loans which were classified as TDRs during the previous 12 months which defaulted during each of the three month periods ended March 31, 2017 and 2016.

5. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three month periods ended March 31, 2017 and 2016, the Company had an average of 122,966 and 64,925 dilutive shares outstanding, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share.  For the three month periods ended March 31, 2017 and 2016, there was an average of 24,990 and 49,550 potentially anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

The Company issued 440,000 shares of common stock at $35.00 per share (including shares issued upon partial exercise of the underwriters’ allotment option in connection with the offering) in a registered common stock offering in January 2017.  The offering netted $14 million in additional capital after expenses.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three month periods ended March 31, 2017 and 2016:

	Balance at December 31, 2016	Net Change	Balance at March 31, 2017
	(in thousands)
Net unrealized (loss) gain on investment securities	$(365)	$187	$(178)
Net defined benefit pension plan adjustments	(2,059)	63	(1,996)
Total	$(2,424)	$250	$(2,174)

	Balance at December 31, 2015	Net Change	Balance at March 31, 2016
	(in thousands)
Net unrealized gain on investment securities	$475	$649	$1,124
Net defined benefit pension plan adjustments	(2,285)	40	(2,245)
Total	$(1,810)	$689	$(1,121)

	Three months ended March 31, 2017			Three months ended March 31, 2016
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit (b)	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain on investment
securities:
Unrealized gain on investment
securities	$296	$(109)	$187	$1,047	$(398)	$649

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	$8	$2	$10	$8	$(3)	$5
Amortization of actuarial loss (a)	43	10	53	56	(21)	35
Net change	51	12	63	64	(24)	40

Other Comprehensive Income (Loss)	$347	$(97)	$250	$1,111	$(422)	$689

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”
(b)	Tax benefit includes impact of re-valuation of deferred tax asset due to increase in marginal federal income tax rate from 34% to 35%.

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities.  The following tables set forth information regarding these segments for the three month periods ended March 31, 2017 and 2016.

	March 31, 2017
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$9,670	$(26)	$9,644
(Credit) provision for loan losses	(435)	-	(435)
Net interest income (expense) after
provision for loan losses	10,105	(26)	10,079
Non-interest income	1,354	-	1,354
Insurance service and fees	109	2,059	2,168
Amortization expense	-	28	28
Non-interest expense	7,647	1,380	9,027
Income before income taxes	3,921	625	4,546
Income tax provision	1,159	241	1,400
Net income	$2,762	$384	$3,146

	March 31, 2016
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$8,291	$(31)	$8,260
Provision for loan losses	208	-	208
Net interest income (expense) after
provision for loan losses	8,083	(31)	8,052
Non-interest income	1,246	-	1,246
Insurance service and fees	116	1,632	1,748
Non-interest expense	7,327	1,201	8,528
Income before income taxes	2,118	400	2,518
Income tax provision	650	154	804
Net income	$1,468	$246	$1,714

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

	March 31,	December 31,
	2017	2016
	(in thousands)

Commitments to extend credit	$203,354	$217,581
Standby letters of credit	4,504	3,736
Total	$207,858	$221,317

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer.  The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets.  Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank.  The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first three months of 2017 or during 2016.

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

The Bank did not make a contribution to the defined benefit pension plan during the first three months of 2017.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three month periods ended March 31, 2017 and 2016:

	Three months ended March 31,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2017	2016	2017	2016

Service cost	$-	$-	$42	$47
Interest cost	54	55	34	36
Expected return on plan assets	(69)	(65)	-	-
Amortization of prior service cost	-	-	8	8
Amortization of the net loss	23	22	20	34
Net periodic cost (benefit)	$8	$12	$104	$125

10.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  The objective of this ASU is to require entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This ASU will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period.  The Company does not expect the standard to have a material impact on the Company’s financial reporting.

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

ASU 2016-02, Leases.  The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to meet that objective.  The main difference between previous GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  Under this new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  Information about the Company’s operating lease obligations is disclosed in Note 16 to the Company’s Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2016.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact of the standard on its financial reporting.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  This ASU is part of the FASB’s Simplification Initiative.  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Some of the areas of simplification apply only to nonpublic entities.  The standard was adopted effective January 1, 2017.  One part of this ASU that impacted the Company was the elimination of the concept of a tax windfall pool.  Previously, an entity determined for each award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes resulted in either an excess benefit or a tax deficiency.  Excess tax benefits were recognized in additional paid-in-capital; tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement.  Excess tax benefits were not recognized until the deduction reduced taxes payable.  Under the new standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement in the period in which they are incurred.  The impact in the first quarter of 2017 was a tax benefit of $0.1 million.

In addition, the Company made the accounting policy election effective January 1, 2017 to account for forfeitures of stock awards when they occur rather than estimating the number of awards that are expected to vest.  When stock awards are granted, the Company assumes that the service condition will be achieved when determining the initial amount of compensation cost recognized.  The Company does not expect this election to have a material impact on its financial statements.

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

ASU 2017-04, Simplifying the Test for Goodwill Impairment.  The objective of this ASU is to simplify how an entity is required to test goodwill impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Under the amendments in this ASU, an entity will perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  The Company does not expect the standard to have a material impact on the Company’s financial reporting.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; loan losses in excess of the Company’s allowance for loan losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  Many of these factors are beyond the Company’s control and are difficult to predict.

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

Significant accounting policies followed by the Company are presented in Note 1 – “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2016.  These policies, along with the disclosures presented in the other Notes to the Company's Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses in the Company’s loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on the Company’s Unaudited Consolidated Balance Sheets.  Note 1 to the Audited Consolidated Financial Statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 describes the methodology used to determine the allowance for loan losses.

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is performed annually as of December 31st.  No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value.  There were no triggering events in the three month period ended March  31, 2017 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total loans grew to $946 million at March 31, 2017, a $3 million increase from total loans of $943 million at December 31, 2016 and a  $149 million or 19% increase from $797 million at March 31, 2016.

Loans secured by real estate were $751 million at March 31, 2017, reflecting an  $8 million or 1% increase from $743 million at December 31, 2016 and a $108 million or 17% increase from $643 million at March 31, 2016.  Commercial and multi-family real estate loan growth slowed to a 2% annualized growth rate during the first quarter of 2017, but grew 14% over the past twelve months.  Commercial construction loans grew at a 11% annualized rate in the first quarter, but grew 39% since March 31, 2016.  Commercial real estate is the largest part of the Company’s loan portfolio and has historically been the highest growth segment of the portfolio.  The market for commercial real estate in the Company’s footprint in Western New York has been strong, particularly in 2016.  However, demand for loans declined in December 2016 and January 2017 before improving in February and March.  Given the time it takes to underwrite and close a commercial real estate loan, it is expected that loan balance growth will not reflect the uptick in the pipeline until the second quarter of 2017.

In the first quarter of 2017, residential mortgage originations were  $11 million compared with the previous quarter’s originations of $16 million, but higher than the $5 million originated in last year’s first quarter.  Residential mortgages sold in the first quarter of 2017 equated to approximately 25% of the residential mortgages originated by the Company during this quarter, as compared with 28% of residential mortgages originated during the fourth quarter of 2016 and 19% in the first quarter of 2016.  While the Company has historically experienced most of its loan growth in commercial loans, residential mortgage loan growth been higher the past two quarters.  Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio.  The C&I portfolio declined to $192 million at March 31, 2017 from $197 million at December 31, 2016, but grew  $41 million or 27%  from $151 million at March 31, 2016.  Weak commercial loan demand in late fourth quarter of 2016 and early first quarter of 2017 and paydowns of outstanding balances on lines of credit contributed to the first quarter decrease in C&I loan balances.

Credit Quality of Loan Portfolio

Total non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $12 million, or 1.30% of total loans outstanding at March 31, 2017, compared with $12 million, or 1.28% of total loans outstanding, as of December 31, 2016 and $18 million, or 2.25% of total loans outstanding, as of March 31, 2016.  In the current quarter, an increase in non-accruing commercial real estate loans was offset by a decrease in non-accruing C&I loans and loans 90 days past due and accruing.  The improvement in the percentage of non-performing loans as a percentage of total loans from the end of last year’s first quarter represents a $3 million decrease in non-accruing C&I loans and a $3 million decrease in commercial real estate loans 90 days past due and accruing.

Troubled debt restructurings (“TDRs”) increased from $5 million at December 31, 2016 to $9 million at March 31, 2017.  The increase is attributable to a single commercial real estate loan of $5 million that matured in the first quarter and was subsequently extended.  While the borrower was considered to be financially troubled due to a high loan to collateral value ratio, the Company expects the borrower to pay the principal and interest of the restructured terms as contracted and therefore the loan remained in accruing status.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $34 million at March 31, 2017, a $4 million decrease from $38 million at December 31, 2016 and $7 million lower than the $41 million in criticized loans at March 31, 2016.  The decrease in criticized loans in the recent quarter was in the C&I portfolio as one large loan relationship was upgraded to watch from special mention as the borrower demonstrated improved operating performance over a sustained period of time.  The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time.  As noted in Note 4 to the Company’s Unaudited Financial Statements included in Part I of this Quarterly Report on Form 10-Q, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio.  The allowance for loan losses totaled $13.6 million or 1.44% of total loans outstanding at March 31, 2017, compared with $13.9 million or 1.48% of total loans outstanding as of December 31, 2016 and $13.1 million or 1.65% of total loans outstanding at March 31, 2016.  The Company released $0.4 million in allowance for loan losses during the 2017 first quarter, reflecting favorable credit quality trends including a sustained historically low charge-off ratio and a decrease in criticized loans.  The net charge-off (recovery) ratio for the first quarter of 2017 was (0.04)% of average net loans, compared with a ratio of 0.07% and (0.02)% in the fourth quarter of 2016 and first quarter of 2016, respectively.

Investing Activities

Total securities were $116 million at March 31, 2017, compared with $97 million at December 31, 2016 and $116 million at March 31, 2016.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, increased to $19 million at March 31, 2017 from $1 million at December 31, 2016, but decreased from $22 million at March 31, 2016.  The Company experienced strong loan growth in 2016, resulting in the decrease in investment securities and short-term interest-bearing deposits at banks from the end of the first quarter of 2016 to December 31, 2016.  A common equity issuance and seasonal municipal deposit inflows in the first quarter of 2017 increased liquidity, resulting in the increased investment securities and interest-bearing deposits at other banks.  Securities and interest-bearing deposits at correspondent banks made up 11% of the Bank’s total average interest earning assets in the first quarter of 2017,  compared with 10% in the fourth quarter of 2016 and 14% in last year’s first quarter.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities at 55% of total investment securities at March 31, 2017, compared with 49% at December 31, 2016 and 44% at March 31,

2016.  The concentration in tax-advantaged debt securities issued by state and political subdivisions and U.S. government-sponsored agency bonds was 31% and 14%, respectively, of the total securities portfolio at March 31, 2017, compared with 38% and 13% at December 31, 2016 and 34% and 22% at March 31, 2016.

Management believes that the credit quality of the securities portfolio as a whole is strong, as the portfolio has no individual securities in a significant unrealized loss position.  The total net unrealized loss position of the available-for-sale investment portfolio was  $0.3 million at March 31, 2017, compared with $0.6 million at December 31, 2016.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  The Company has no exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at March 31, 2017 were $978 million, a $38 million or 4% increase from $940 million at December 31, 2016 and a $129 million or 15% increase from $849 million at March 31, 2016.  The growth in the first quarter reflected growth in savings deposits of $23 million, NOW deposits of $15 million, and time deposits of $7 million.  Demand deposits declined $7 million during the first quarter.  Most of the NOW and savings deposit growth is attributable to seasonal municipal deposit growth as municipalities collect annual property tax receipts in the first quarter. The $129 million deposit growth since the end of last year’s first quarter reflects growth across all product categories including savings deposits of $68 million, time deposits of $33 million, demand deposits of $20 million, and NOW deposits of $8 million.  With market disruption in the Western New York market due to a significant merger between two of the Company’s competitors, the Company has maintained highly competitive savings and time deposit rates in an effort to attract new customers.  Due to the transactional nature of demand deposits, average balances are a useful metric to meaningfully measure sustained growth rates.  Average demand deposits were $196 million in the current quarter, a 1% decrease from $199 million in the fourth quarter of 2016, but 12% higher than the $176 million average balance in the first quarter of 2016.  Most of the Company’s demand deposit growth over the past twelve months has been with commercial customers.

The Company had $10 million in other borrowings at March 31, 2017, which consisted of a long-term advance with the FHLBNY scheduled to mature in 2020.  Other borrowings were $28 million at December 31, 2016 and $10 million at March 31, 2016.  The Company relied less on its overnight line of credit with FHLBNY in the first quarter due to the inflow of seasonal municipal deposits and the proceeds from the common equity offering.

ANALYSIS OF RESULTS OF OPERATIONS

Average Balance Sheet

The following tables present the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid for the periods indicated.  The assets and liabilities are presented as daily averages.  The average loan balances include both performing and non-performing loans.  Investments are included at book value.   Yields are presented on a non-tax-equivalent basis.

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$924,612	$10,246	4.49%	$772,672	$8,730	4.54%
Taxable securities	70,584	436	2.51%	64,796	377	2.34%
Tax-exempt securities	36,440	224	2.49%	38,298	238	2.50%
Interest bearing deposits at banks	5,943	12	0.82%	18,862	11	0.23%

Total interest-earning assets	1,037,579	$10,918	4.27%	894,628	$9,356	4.21%

Non interest-earning assets:

Cash and due from banks	12,750			12,733
Premises and equipment, net	11,233			11,092
Other assets	46,741			42,550

Total Assets	$1,108,303			$961,003

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$94,088	$51	0.22%	$88,220	$85	0.39%
Savings	510,632	610	0.48%	447,318	531	0.48%
Time deposits	144,888	455	1.27%	108,954	343	1.27%
Other borrowed funds	15,522	53	1.38%	10,427	44	1.70%
Junior subordinated debentures	11,330	100	3.58%	11,330	87	3.09%
Securities sold U/A to repurchase	11,896	5	0.17%	12,493	6	0.19%

Total interest-bearing liabilities	788,356	$1,274	0.66%	678,742	$1,096	0.65%

Noninterest-bearing liabilities:
Demand deposits	196,331			176,074
Other	15,053			13,879
Total liabilities	$999,740			$868,695

Stockholders' equity	108,563			92,308

Total Liabilities and Equity	$1,108,303			$961,003

Net interest earnings		$9,644			$8,260

Net interest margin			3.77%			3.71%

Interest rate spread			3.61%			3.56%

Net Income

Net income was $3.1 million, or $0.66 per diluted share, in the first quarter of 2017, compared with $2.3 million, or $0.53 per diluted share, in the trailing fourth quarter of 2016 and $1.7 million, or $0.40 per diluted share, in last year’s first quarter.  The increase from each comparative period reflects higher non-interest income and net interest income, along with lower provision for loan losses.  Return on average equity was 11.59% for the first quarter of 2017 compared with 9.70% in the trailing fourth quarter of 2016 and 7.43% in the first quarter of 2016.

Other Results of Operations – Quarterly Comparison

Net interest income of $9.6 million increased $0.2 million, or 3%, from the fourth quarter of 2016 and $1.4 million, or 17%, from the prior-year first quarter.  Average commercial loans, including both commercial real estate and commercial and industrial loans, were $747 million in the first quarter compared with $745 million in the trailing fourth quarter, but were 21% higher than $616 million in the 2016 first quarter.  The high volume of loan closings in the fourth quarter of 2016 somewhat muted commercial loan growth in the first quarter of 2017.  However, the Company expects stronger growth trends through the rest of 2017, given the strength of the commercial loan pipeline at the end of the first quarter.  The strong growth of average commercial loans from last year’s first quarter was the primary driver of the improvement in net interest income in the first quarter of 2017 when compared with the first three months of 2016.  The 3% increase in net interest income when compared with the fourth quarter of 2016 largely reflected a higher net interest margin.

First quarter net interest margin of 3.77% improved 11 basis points from the 2016 fourth quarter and 6 basis points from the first quarter of 2016.  The margin improvement stems from increased yields on interest-earning assets.  The higher yields when compared with the fourth quarter reflect an increase of 10 basis points in loan yields and 38 basis points in investment security yields.  Loan yields have benefited from variable loan re-pricing, due to an increase in the prime rate after the Federal Reserve increased its target rate by 25 basis points late in 2016 and again in March of 2017.  Fourth quarter 2016 investment yields had a higher than typical impact from accelerated premium amortization, resulting in somewhat depressed yields in that quarter.  The improved asset yields when compared with last year’s first quarter reflect an asset mix increasingly weighted toward loans.  Average loans were 89% of average interest-earning assets in the first three months of 2017 compared with 86% in the prior-year period.

The $0.4 million release of allowance for loan losses in the first quarter of 2017 reflects a decrease in commercial and industrial loan balances and favorable credit quality trends including a sustained historically low charge-off ratio and a decrease in criticized loans.  Strong loan growth in each of the fourth and the first quarters of 2016, along with a higher level of non-performing loans in the first quarter of 2016, were the primary factors driving the provision for loan losses of $0.4 million and $0.2 million in each of those respective periods.

Non-interest income was $3.5 million in the first quarter of 2017, an increase from $2.6 million in the fourth quarter of 2016 and $3.0 million in the prior year first quarter.  The fourth quarter of 2016 included the impact of a net reduction of noninterest income of $0.3 million related to an investment in an historic rehabilitation tax credit.  There were no comparable transactions in each of the first quarters of 2017 and 2016.

Insurance revenue increased from $1.3 million in the trailing fourth quarter and $1.7 million in last year’s first quarter to $2.2 million in the first three months of 2017 due to higher profit sharing revenue, including a seasonal impact when comparing to the fourth quarter.  There was also continued growth in commercial lines insurance commissions and personal lines revenue was bolstered by revenue from two recent insurance agency acquisitions.  Two business lines that struggled in 2016, insurance claims services and financial services, both demonstrated improved performance in the first quarter of 2017.

Non-interest expenses increased 6% to $9.1 million in the first quarter of 2017 when compared to the comparable prior year period, but decreased 1% from the trailing fourth quarter, primarily due to lower salaries and benefits costs.    Salaries and benefits costs decreased $0.1 million to $5.7 million in the recent first quarter when compared with the fourth quarter of 2016, reflecting seasonal incentive compensation in the fourth quarter.  The 4% increase from last year’s first quarter reflects strategic personnel hires to support the Company’s continued growth.

Other expenses of $0.9 million in the first quarter of 2017 were higher when compared with the first three months of 2016 mostly due to the receipt of an insurance claim of $0.1 million in the first quarter of 2016 from litigation costs recorded in previous periods.  Occupancy costs of $0.8 million were higher in the first quarter of 2017 when compared to the prior year due to additional depreciation costs of the new core banking system.  Higher FDIC insurance costs of $0.2 million reflect the Company’s balance sheet growth over the past year.

The efficiency ratio for the current quarter was 68.6%, compared with 74.2% in the fourth quarter of 2016 and 75.8% in last year’s first quarter.  The calculation of the efficiency ratio for the fourth quarter of 2016 excludes the net impact of the tax credit investment.  The decrease in the efficiency ratio this quarter reflects the Company’s strong revenue growth.

Income tax expense of $1.4 million was recorded for the first quarter of 2017, compared with $0.2 million in the fourth quarter of 2016 and $0.8 million recognized in last year’s first quarter.  The effective tax rate for the quarter was 30.8% compared with 7.8% in the fourth quarter of 2016 and 31.9% in the first quarter of 2016.  The lower effective tax rate in the fourth quarter of 2016 reflects the impact of the tax credit investment transaction.  The decrease in the effective tax rate in the first three months of 2017 when compared with the comparable prior year period is due to an increase in the value of the deferred tax asset recorded in the this year’s first quarter, reflecting an increase in the Company’s projected marginal federal tax rate due to the growth in the Company’s taxable income.  The first quarter of 2017 income tax expense was also impacted by the recognition of a tax benefit related to the vesting of employee and director stock awards, as described in Note 10 to the Unaudited Consolidated Financial Statements on this Form 10-Q.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a  Tier 1 leverage ratio of 10.76% at March 31, 2017, compared with 9.49% and 10.18% at December 31, 2016  and March 31, 2016, respectively.  The increase reflects the impact of the Company’s registered common stock offering in January 2017 which netted $14 million in additional capital after expenses.  The Company issued 440,000 shares of common stock at $35.00 per share (including shares issued upon partial exercise of the underwriters’ allotment option in connection with the offering).  The offering was accretive to book value per share.  Book value per share increased to $23.64 at March 31, 2017, compared with $22.50 at December 31, 2016 and $21.54 at March 31, 2016.

On February 21, 2017, the Company declared a cash dividend of $0.40 per share on the Company’s outstanding common stock.  The dividend was paid on April 4, 2017 to shareholders of record as of March 14, 2017.    This semi-annual dividend represents a $0.02, or 5%, increase from the previous semi-annual dividend paid on October 4, 2016.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has one long-term advance with FHLBNY.  The Company had $10 million and $28 million in borrowed funds at FHLBNY at March 31, 2017 and December 31, 2016, respectively.  The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements.    As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Advances of up to $201 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At March 31, 2017, approximately 3% of the Bank’s securities had contractual maturity dates of one year or less and approximately 29% had maturity dates of five years or less.  Additionally, mortgage-backed securities, which comprise 55% of the investment portfolio at March 31, 2017, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases.  In the Company’s internal stress test at  March 31, 2017 the Company had net short-term liquidity of $215 million as compared with $248 million at December 31, 2016.  Available assets of $139 million, divided by public and purchased funds of $183 million, resulted in a long-term liquidity ratio of 76% at March 31, 2017, compared with 58% at December 31, 2016.

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
	(in thousands)

	March 31, 2017	December 31, 2016
Changes in interest rates

+200 basis points	$1,800	$1,838
+100 basis points	2,613	2,590

-100 basis points	NM	NM
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of March 31, 2017 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March  31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2017, the Company purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 2017:
January 1, 2017 - January 31, 2017	-	$-	-	15,212
February 2017:
February 1, 2017 - February 28, 2017	683	$38.92	-	15,212
March 2017:
March 1, 2017 - March 31, 2017	-	$-	-	15,212

Total:	683	$38.92	-	15,212

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

(2)

On March 25, 2013, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock.  The repurchase program has no fixed expiration date but may be suspended or discontinued at any time.  The maximum number of shares that may be purchased under this program as of March 31, 2017 was 15,212.

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

May 2, 2017

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

May 2, 2017

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – March 31, 2017 and December 31, 2016; (ii) Unaudited Consolidated Statements of Income – Three months ended March 31, 2017 and 2016; (iii) Unaudited Statements of Consolidated Comprehensive Income – Three months ended March 31, 2017 and 2016; (iv) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended March 31, 2017 and 2016; (v) Unaudited Consolidated Statements of Cash Flows – Three months ended March 31, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.