Form 10-Q
period 2017-06-30
EVANS BANCORP INC
filed 2017-08-03
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 4,774,967 shares as of August 3, 2017

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2017 AND DECEMBER 31, 2016
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$13,869	$12,503
Interest-bearing deposits at banks	1,776	581
Securities:
Available for sale, at fair value (amortized cost: $141,510 at June 30, 2017;	141,225	95,222
$95,810 at December 31, 2016)
Held to maturity, at amortized cost (fair value: $1,357 at June 30, 2017;	1,372	1,983
$1,959 at December 31, 2016)
Federal Home Loan Bank common stock, at cost	1,727	2,185
Federal Reserve Bank common stock, at cost	1,908	1,546
Loans, net of allowance for loan losses of $14,178 at June 30, 2017
and $13,916 at December 31, 2016	962,315	928,596
Properties and equipment, net of accumulated depreciation of $17,641 at June 30, 2017
and $17,012 at December 31, 2016	10,960	11,310
Goodwill and intangible assets	8,609	8,406
Bank-owned life insurance	21,805	21,534
Other assets	17,280	16,843

TOTAL ASSETS	$1,182,846	$1,100,709

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$207,348	$201,741
NOW	99,131	88,632
Savings	547,760	508,652
Time	164,817	140,949
Total deposits	1,019,056	939,974

Securities sold under agreement to repurchase	9,481	10,159
Other borrowings	14,600	28,200
Other liabilities	12,816	14,298
Junior subordinated debentures	11,330	11,330
Total liabilities	1,067,283	1,003,961

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,773,496 and 4,302,504 shares issued at June 30, 2017 and December 31, 2016, respectively, and 4,773,005 and 4,300,634 outstanding at June 30, 2017
and December 31, 2016, respectively	2,389	2,153
Capital surplus	58,822	44,389
Treasury stock, at cost, 491 and 1,870 shares at June 30, 2017 and
December 31, 2016, respectively	-	-
Retained earnings	56,492	52,630
Accumulated other comprehensive loss, net of tax	(2,140)	(2,424)
Total stockholders' equity	115,563	96,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,182,846	$1,100,709

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2017 AND 2016
(in thousands, except share and per share amounts)
	Three Months Ended June 30,
	2017	2016
INTEREST INCOME
Loans	$10,646	$8,878
Interest-bearing deposits at banks	43	33
Securities:
Taxable	563	561
Non-taxable	210	222
Total interest income	11,462	9,694
INTEREST EXPENSE
Deposits	1,190	1,036
Other borrowings	50	51
Junior subordinated debentures	104	91
Total interest expense	1,344	1,178
NET INTEREST INCOME	10,118	8,516
PROVISION (CREDIT) FOR LOAN LOSSES	410	(376)
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,708	8,892
NON-INTEREST INCOME
Deposit service charges	428	403
Insurance service and fees	1,912	1,572
Gain on loans sold	52	29
Bank-owned life insurance	142	141
Loss on tax credit investment	(919)	(2,139)
Refundable state historic tax credit	647	1,508
Interchange fee income	379	340
Other	448	426
Total non-interest income	3,089	2,280
NON-INTEREST EXPENSE
Salaries and employee benefits	6,030	5,467
Occupancy	775	740
Advertising and public relations	216	190
Professional services	550	656
Technology and communications	804	551
Amortization of intangibles	28	-
FDIC insurance	129	182
Other	785	933
Total non-interest expense	9,317	8,719
INCOME BEFORE INCOME TAXES	3,480	2,453
INCOME TAX PROVISION	862	450
NET INCOME	$2,618	$2,003

Net income per common share-basic	$0.55	$0.47
Net income per common share-diluted	$0.54	$0.46
Cash dividends per common share	$-	$-
Weighted average number of common shares outstanding	4,764,080	4,284,180
Weighted average number of diluted shares outstanding	4,880,454	4,346,599

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(in thousands, except share and per share amounts)
	Six Months Ended June 30,
	2017	2016
INTEREST INCOME
Loans	$20,892	$17,608
Interest-bearing deposits at banks	55	44
Securities:
Taxable	999	938
Non-taxable	434	460
Total interest income	22,380	19,050
INTEREST EXPENSE
Deposits	2,306	1,995
Other borrowings	108	101
Junior subordinated debentures	204	178
Total interest expense	2,618	2,274
NET INTEREST INCOME	19,762	16,776
(CREDIT) PROVISION FOR LOAN LOSSES	(25)	(168)
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	19,787	16,944
NON-INTEREST INCOME
Deposit service charges	818	846
Insurance service and fees	4,080	3,320
Gain on loans sold	70	44
Bank-owned life insurance	272	277
Loss on tax credit investment	(919)	(2,139)
Refundable state historic tax credit	647	1,508
Interchange fee income	723	658
Other	920	760
Total non-interest income	6,611	5,274
NON-INTEREST EXPENSE
Salaries and employee benefits	11,746	10,981
Occupancy	1,550	1,439
Advertising and public relations	406	475
Professional services	1,152	1,236
Technology and communications	1,411	1,149
Amortization of intangibles	56	-
FDIC insurance	356	341
Other	1,695	1,626
Total non-interest expense	18,372	17,247
INCOME BEFORE INCOME TAXES	8,026	4,971
INCOME TAX PROVISION	2,262	1,254
NET INCOME	$5,764	$3,717

Net income per common share-basic	$1.23	$0.87
Net income per common share-diluted	$1.20	$0.86
Cash dividends per common share	$0.40	$0.38
Weighted average number of common shares outstanding	4,699,447	4,273,645
Weighted average number of diluted shares outstanding	4,819,375	4,337,299

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2017 AND 2016
(in thousands)
	Three Months Ended June 30,
	2017		2016

NET INCOME		$2,618		$2,003

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities		3		260

Defined benefit pension plans:
Amortization of prior service cost	5		5
Amortization of actuarial loss	26		35

Total		31		40

OTHER COMPREHENSIVE INCOME, NET OF TAX		34		300

COMPREHENSIVE INCOME		$2,652		$2,303

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(in thousands)
	Six Months Ended June 30,
	2017		2016

NET INCOME		$5,764		$3,717

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities		190		909

Defined benefit pension plans:
Amortization of prior service cost	15		10
Amortization of actuarial loss	79		70

Total		94		80

OTHER COMPREHENSIVE INCOME, NET OF TAX		284		989

COMPREHENSIVE INCOME		$6,048		$4,706

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2015	$2,132	$43,318	$47,616	$(1,810)	$-	$91,256
Net Income			3,717			3,717
Other comprehensive income				989		989
Cash dividends ($0.38 per common share)			(1,626)			(1,626)
Stock compensation expense		270				270
Excess tax benefit from stock-based compensation		15				15
Repurchased 3,280 shares in treasury stock					(80)	(80)
Issued 19,093 restricted shares	10	(10)				-
Issued 5,270 shares under Dividend Reinvestment Plan	3	129				132
Issued 5,166 shares in Employee Stock Purchase Plan	2	106				108
Issued 490 shares in stock option exercise		8				8
Reissued 3,021 restricted shares, net of forfeitures						-
Balance, June 30, 2016	$2,147	$43,836	$49,707	$(821)	$(80)	$94,789

Balance, December 31, 2016	$2,153	$44,389	$52,630	$(2,424)	$-	$96,748
Net Income			5,764			5,764
Other comprehensive income				284		284
Cash dividends ($0.40 per common share)			(1,902)			(1,902)
Stock compensation expense		295				295
Issued 440,000 shares in stock offering	220	13,922				14,142
Issued 16,283 restricted shares	8	(8)				-
Issued 3,253 shares under Dividend Reinvestment Plan	2	124				126
Issued 3,713 shares in Employee Stock Purchase Plan	2	124				126
Issued 7,743 shares in stock option exercises	4	111				115
Repurchased 9,218 shares in treasury stock					(342)	(342)
Reissued 10,597 shares in stock option exercises, net of
forfeitures		(135)			342	207
Balance, June 30, 2017	$2,389	$58,822	$56,492	$(2,140)	$-	$115,563

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(in thousands)
	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Interest received	$22,329	$18,778
Fees received	6,538	5,554
Interest paid	(2,587)	(2,249)
Cash paid to employees and vendors	(18,748)	(16,429)
Cash contributed to pension plan	(1,000)	(140)
Income taxes paid	(1,635)	(279)
Proceeds from sale of loans held for resale	5,376	3,514
Originations of loans held for resale	(5,532)	(3,477)

Net cash provided by operating activities	4,741	5,272

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(52,697)	(25,953)
Proceeds from maturities, calls, and payments	6,905	15,005
Held to maturity securities:
Purchases	(35)	-
Proceeds from maturities, calls, and payments	646	95
Additions to properties and equipment	(264)	(1,119)
Purchase of tax credit investment	(811)	(703)
Insurance agency acquisitions	(275)	-
Net increase in loans	(32,925)	(78,823)

Net cash used in investing activities	(79,456)	(91,498)

FINANCING ACTIVITIES:
Proceeds from (repayments of) short-term borrowings, net	(14,278)	9,690
Net increase in deposits	79,082	66,903
Dividends paid	(1,902)	(1,626)
Repurchase of treasury stock	(342)	(80)
Issuance of common stock	14,509	248
Reissuance of treasury stock	207	-

Net cash provided by financing activities	77,276	75,135

Net increase (decrease) in cash and cash equivalents	2,561	(11,091)

CASH AND CASH EQUIVALENTS:
Beginning of period	13,084	22,621

End of period	$15,645	$11,530

See Notes to Unaudited Consolidated Financial Statements

(continued)

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(in thousands)
	Six Months Ended June 30,
	2017	2016

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$5,764	$3,717

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	875	647
Deferred tax expense	589	125
Provision (credit) for loan losses	(25)	(168)
Loss on tax credit investment	919	2,139
Refundable state historic tax credit	(647)	(1,508)
Gain on loans sold	(70)	(44)
Stock compensation expense	295	270
Proceeds from sale of loans held for resale	5,376	3,514
Originations of loans held for resale	(5,532)	(3,477)
Changes in assets and liabilities affecting cash flow:
Other assets	(1,145)	(1,001)
Other liabilities	(1,658)	1,058

NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,741	$5,272

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

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

The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“10-K”).  The Company’s significant accounting policies are disclosed in Note 1 to the 10-K.

2. SECURITIES

The amortized cost of securities and their approximate fair value at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$26,633	$73	$(248)	$26,458
States and political subdivisions	32,531	478	(35)	32,974
Total debt securities	$59,164	$551	$(283)	$59,432

Mortgage-backed securities:
FNMA	$29,039	$118	$(221)	$28,936
FHLMC	13,234	29	(95)	13,168
GNMA	2,363	27	(19)	2,371
SBA	10,681	18	(53)	10,646
CMO	27,029	62	(419)	26,672
Total mortgage-backed securities	$82,346	$254	$(807)	$81,793

Total securities designated as available for sale	$141,510	$805	$(1,090)	$141,225

Held to Maturity:
Debt securities
States and political subdivisions	$1,372	$7	$(22)	$1,357

Total securities designated as held to maturity	$1,372	$7	$(22)	$1,357

	December 31, 2016
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$12,958	$67	$(153)	$12,872
States and political subdivisions	34,952	356	(166)	35,142
Total debt securities	$47,910	$423	$(319)	$48,014

Mortgage-backed securities:
FNMA	$14,694	$96	$(230)	$14,560
FHLMC	3,544	32	(51)	3,525
GNMA	2,535	19	(21)	2,533
CMO	27,127	67	(604)	26,590
Total mortgage-backed securities	$47,900	$214	$(906)	$47,208

Total securities designated as available for sale	$95,810	$637	$(1,225)	$95,222

Held to Maturity:
Debt securities
States and political subdivisions	$1,983	$5	$(29)	$1,959

Total securities designated as held to maturity	$1,983	$5	$(29)	$1,959

Available for sale securities with a total fair value of $125 million and $87 million at June 30, 2017 and December 31, 2016, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The scheduled maturities of debt and mortgage-backed securities at June 30, 2017 and December 31, 2016 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	June 30, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$4,283	$4,294	$2,869	$2,876
Due after one year through five years	28,103	28,330	30,171	30,214
Due after five years through ten years	20,722	20,773	12,166	12,133
Due after ten years	6,056	6,035	2,704	2,791
	59,164	59,432	47,910	48,014

Mortgage-backed securities
available for sale	82,346	81,793	47,900	47,208

Total available for sale securities	$141,510	$141,225	$95,810	$95,222

Debt securities held to maturity:

Due in one year or less	$174	$173	$780	$778
Due after one year through five years	284	280	289	283
Due after five years through ten years	814	810	814	805
Due after ten years	100	94	100	93
	1,372	1,357	1,983	1,959

Total held to maturity securities	$1,372	$1,357	$1,983	$1,959

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.  The duration of the investment securities portfolio increased from 3.4 years at December 31, 2016 to 3.7 years at June 30, 2017.

Information regarding unrealized losses within the Company’s available for sale securities at June 30, 2017 and December 31, 2016 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and are related to market interest rate fluctuations.

	June 30, 2017

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$16,662	$(248)	$-	$-	$16,662	$(248)
States and political subdivisions	4,550	(18)	731	(17)	5,281	(35)
Total debt securities	$21,212	$(266)	$731	$(17)	$21,943	$(283)

Mortgage-backed securities:
FNMA	$18,145	$(221)	$-	$-	$18,145	$(221)
FHLMC	11,587	(59)	881	(36)	12,468	(95)
GNMA	1,030	(17)	297	(2)	1,327	(19)
SBA	6,571	(53)	-	-	6,571	(53)
CMO	12,065	(132)	9,294	(287)	21,359	(419)
Total mortgage-backed securities	$49,398	$(482)	$10,472	$(325)	$59,870	$(807)

Held to Maturity:
Debt securities:
States and political subdivisions	$265	$(1)	$642	$(21)	$907	$(22)

Total temporarily impaired
securities	$70,875	$(749)	$11,845	$(363)	$82,720	$(1,112)

	December 31, 2016

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$6,847	$(153)	$-	$-	$6,847	$(153)
States and political subdivisions	16,895	(146)	731	(20)	17,626	(166)
Total debt securities	$23,742	$(299)	$731	$(20)	$24,473	$(319)

Mortgage-backed securities:
FNMA	$9,577	$(230)	$-	$-	$9,577	$(230)
FHLMC	1,728	(8)	988	(43)	2,716	(51)
GNMA	1,046	(17)	309	(4)	1,355	(21)
CMO	19,745	(569)	1,166	(35)	20,911	(604)
Total mortgage-backed securities	$32,096	$(824)	$2,463	$(82)	$34,559	$(906)

Held to Maturity:
Debt securities:
States and political subdivisions	$863	$(3)	$706	$(26)	$1,569	$(29)

Total temporarily impaired
securities	$56,701	$(1,126)	$3,900	$(128)	$60,601	$(1,254)

Management has assessed the securities available for sale in an unrealized loss position at June 30, 2017 and December 31, 2016 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges as of June 30, 2017 and did not record any OTTI charges during 2016.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

3.  FAIR VALUE MEASUREMENTS

Fair value is defined in ASC Topic 820 “Fair Value Measurements” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

There are three levels of inputs to fair value measurements:

•	Level 1 inputs are quoted prices for identical instruments in active markets;
•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
•	Level 3 inputs are unobservable inputs.

Observable market data should be used when available.

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2017
Securities available-for-sale:
U.S. government agencies	$-	$26,458	$-	$26,458
States and political subdivisions	-	32,974	-	32,974
Mortgage-backed securities	-	81,793	-	81,793
Mortgage servicing rights	-	-	555	555

December 31, 2016
Securities available-for-sale:
U.S. government agencies	$-	$12,872	$-	$12,872
States and political subdivisions	-	35,142	-	35,142
Mortgage-backed securities	-	47,208	-	47,208
Mortgage servicing rights	-	-	527	527

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three month periods ended June 30, 2017 and 2016, respectively:

	Three months ended June 30,
(in thousands)	2017	2016
Mortgage servicing rights -April 1	$564	$496
Losses included in earnings	(32)	(56)
Additions from loan sales	23	26
Mortgage servicing rights - June 30	$555	$466

	Six months ended June 30,
(in thousands)	2017	2016
Mortgage servicing rights - January 1	$527	$557
Losses included in earnings	(21)	(125)
Additions from loan sales	49	34
Mortgage servicing rights - June 30	$555	$466

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	June 30, 2017	December 31, 2016
Servicing fees	0.25%	0.25%
Discount rate	9.52%	9.52%
Prepayment rate (CPR)	8.57%	8.12%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2017
Collateral dependent impaired loans	$-	$-	$17,575	$17,575

December 31, 2016
Collateral dependent impaired loans	$-	$-	$13,114	$13,114

Collateral dependent impaired loans

The Company evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy.  Each loan’s collateral has a unique appraisal and management’s discount of the value is based on factors unique to each impaired loan.  The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan.  Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $19.5 million, with an allowance for loan loss of $1.9 million, at June 30, 2017 compared with $15.1 million and $2.0 million, respectively, at December 31, 2016.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At each of June 30, 2017 and December 31, 2016, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$15,645	$15,645	$13,084	$13,084
Level 2:
Available for sale securities	141,225	141,225	95,222	95,222
FHLB and FRB stock	3,635	3,635	3,731	3,731
Level 3:
Held to maturity securities	1,372	1,357	1,983	1,959
Loans, net	962,315	951,510	928,596	945,998
Mortgage servicing rights	555	555	527	527

Financial liabilities:
Level 1:
Demand deposits	$207,348	$207,348	$201,741	$201,741
NOW deposits	99,131	99,131	88,632	88,632
Savings deposits	547,760	547,760	508,652	508,652
Level 2:
Securities sold under agreement to
repurchase	9,481	9,481	10,159	10,159
Other borrowed funds	14,600	14,548	28,200	28,152
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	164,817	165,934	140,949	141,758

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

As a member of the FHLB System, the Bank is required to hold stock in FHLBNY.  The Company regularly evaluates investments in FHLBNY for impairment, considering liquidity, operating performance, capital position, stock repurchase and dividend history.  As of June 30, 2017, the Bank’s investment in FHLBNY stock was not impaired.

The Bank, as a member of the FRB system, is currently required to purchase and hold shares of capital stock in the FRB in an amount equal to 6% of its capital and surplus.  Based on the current capital adequacy and liquidity position of the FRB, management believes there is no impairment in the Company’s investment at June 30, 2017.

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

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	June 30, 2017	December 31, 2016
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$123,734	$118,542
Commercial and multi-family	477,216	462,385
Construction-Residential	2,433	2,540
Construction-Commercial	96,640	93,240
Home equities	66,144	66,234
Total real estate loans	766,167	742,941

Commercial and industrial loans	207,769	197,371
Consumer and other loans	1,502	1,417
Net deferred loan origination costs	1,055	783
Total gross loans	976,493	942,512

Allowance for loan losses	(14,178)	(13,916)

Loans, net	$962,315	$928,596

The Bank sells certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages.  In the three month period ended June 30, 2017, the Bank sold mortgages to FNMA totaling $2.5 million, compared with $2.6 million in the three month period ended June 30, 2016.  During the six month periods ended June 30, 2017 and 2016, the Bank sold $5.3 million and $3.5 million, respectively, to FNMA.  At June 30, 2017, the Bank had a loan servicing portfolio principal balance of $77 million upon which it earned servicing fees, compared with $76 million at December 31, 2016.  The value of the mortgage servicing rights for that portfolio was $0.6 million at June 30, 2017 and $0.5 million at December 31, 2016.  At June 30, 2017 there were $0.5 million in residential mortgages held for sale compared with $0.3 million at December 31, 2016.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.  Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging-off loans, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2016 are consistent with those utilized by the Company in the three and six month periods ended June 30, 2017.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

June 30, 2017
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
1-3	$75,063	$374,031	$449,094	$139,594
4	17,398	81,436	98,834	55,030
5	-	12,187	12,187	7,136
6	4,179	9,562	13,741	5,254
7	-	-	-	755
Total	$96,640	$477,216	$573,856	$207,769

December 31, 2016
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
1-3	$82,520	$372,235	$454,755	$121,414
4	6,541	73,655	80,196	59,117
5	-	12,506	12,506	12,623
6	4,179	3,989	8,168	3,404
7	-	-	-	813
Total	$93,240	$462,385	$555,625	$197,371

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

June 30, 2017
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and industrial	$3,054	$602	$1,743	$5,399	$202,370	$207,769	$2	$2,651
Residential real estate:
Residential	-	90	735	825	122,909	123,734	-	1,003
Construction	-	-	-	-	2,433	2,433	-	-
Commercial real estate:
Commercial	3,576	1,417	3,119	8,112	469,104	477,216	1,288	3,110
Construction	4,044	61	4,643	8,748	87,892	96,640	464	4,179
Home equities	699	7	580	1,286	64,858	66,144	-	1,194
Consumer and other	23	-	-	23	1,479	1,502	-	10
Total Loans	$11,396	$2,177	$10,820	$24,393	$951,045	$975,438	$1,754	$12,147

Note: Loan balances do not include $1.1 million in net deferred loan origination costs as of June 30, 2017.

December 31, 2016
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and industrial	$6,772	$2,966	$1,150	$10,888	$186,483	$197,371	$-	$3,106
Residential real estate:
Residential	868	123	567	1,558	116,984	118,542	-	862
Construction	-	-	-	-	2,540	2,540	-	-
Commercial real estate:
Commercial	6,319	1,522	2,357	10,198	452,187	462,385	483	1,874
Construction	257	-	4,417	4,674	88,566	93,240	239	4,178
Home equities	481	119	679	1,279	64,955	66,234	-	1,261
Consumer and other	15	10	5	30	1,387	1,417	-	17
Total Loans	$14,712	$4,740	$9,175	$28,627	$913,102	$941,729	$722	$11,298

Note: Loan balances do not include $783 thousand in net deferred loan origination costs as of December 31, 2016.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the six month periods ended June 30, 2017 and 2016:

June 30, 2017

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,813	$7,890	$96	$769	$348	$13,916
Charge-offs	(33)	-	(33)	-	-	(66)
Recoveries	331	-	21	-	1	353
Provision (Credit)	(141)	9	20	63	24	(25)
Ending balance	$4,970	$7,899	$104	$832	$373	$14,178

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$681	$1,189	$42	$1	$2	$1,915
Collectively evaluated
for impairment	4,289	6,710	62	831	371	12,263
Total	$4,970	$7,899	$104	$832	$373	$14,178

Loans:
Ending balance:
Individually evaluated
for impairment	$2,665	$12,298	$42	$2,834	$1,651	$19,490
Collectively evaluated
for impairment	205,104	561,558	1,460	123,333	64,493	955,948
Total	$207,769	$573,856	$1,502	$126,167	$66,144	$975,438

* Includes construction loans

Note: Loan balances do not include $1.1 million in net deferred loan origination costs as of June 30, 2017.

June 30, 2016

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,383	$7,135	$85	$909	$371	$12,883
Charge-offs	(33)	-	(23)	-	-	(56)
Recoveries	55	51	7	-	1	114
Provision (Credit)	(210)	122	32	(146)	34	(168)
Ending balance	$4,195	$7,308	$101	$763	$406	$12,773

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$324	$1,128	$40	$3	$18	$1,513
Collectively evaluated
for impairment	3,871	6,180	61	760	388	11,260
Total	$4,195	$7,308	$101	$763	$406	$12,773

Loans:
Ending balance:
Individually evaluated
for impairment	$4,985	$9,261	$40	$2,461	$1,614	$18,361
Collectively evaluated
for impairment	174,225	490,138	1,407	106,476	61,928	834,174
Total	$179,210	$499,399	$1,447	$108,937	$63,542	$852,535

* Includes construction loans

Note: Loan balances do not include $771 thousand in net deferred loan origination costs as of June 30, 2016.

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended June 30, 2017 and 2016:

June 30, 2017
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$3,963	$8,198	$135	$919	$364	$13,579
Charge-offs	-	-	(5)	-	-	(5)
Recoveries	184	-	9	-	1	194
Provision (Credit)	823	(299)	(35)	(87)	8	410
Ending balance	$4,970	$7,899	$104	$832	$373	$14,178

June 30, 2016
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,580	$7,442	$93	$696	$308	$13,119
Charge-offs	(20)	-	(16)	-	-	(36)
Recoveries	48	13	4	-	1	66
Provision (Credit)	(413)	(147)	20	67	97	(376)
Ending balance	$4,195	$7,308	$101	$763	$406	$12,773

*Includes construction loans

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$203	$251	$-	$216	$11	$1
Residential real estate:
Residential	2,668	2,758	-	2,610	20	38
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,371	2,461	-	2,473	66	21
Construction	-	-	-	-	-	-
Home equities	1,633	1,733	-	1,672	32	10
Consumer and other	-	-	-	-	-	-
Total impaired loans	$6,875	$7,203	$-	$6,971	$129	$70

	At June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,462	$2,715	$681	$2,522	$78	$6
Residential real estate:
Residential	166	169	1	167	4	1
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	5,748	5,777	360	5,795	27	108
Construction	4,179	4,201	829	4,179	104	-
Home equities	18	19	2	17	1	-
Consumer and other	42	61	42	39	1	1
Total impaired loans	$12,615	$12,942	$1,915	$12,719	$215	$116

	At June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,665	$2,966	$681	$2,738	$89	$7
Residential real estate:
Residential	2,834	2,927	1	2,777	24	39
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	8,119	8,238	360	8,268	93	129
Construction	4,179	4,201	829	4,179	104	-
Home equities	1,651	1,752	2	1,689	33	10
Consumer and other	42	61	42	39	1	1
Total impaired loans	$19,490	$20,145	$1,915	$19,690	$344	$186

	At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,304	$1,604	$-	$1,455	$125	$51
Residential real estate:
Residential	2,513	2,720	-	2,542	39	78
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,123	2,168	-	2,181	33	89
Construction	257	257	-	404	2	28
Home equities	1,559	1,621	-	1,606	51	30
Consumer and other	-	-	-	-	-	-
Total impaired loans	$7,756	$8,370	$-	$8,188	$250	$276

	At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$1,844	$1,913	$492	$1,898	$62	$53
Residential real estate:
Residential	71	72	1	72	2	1
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	1,054	1,083	296	1,062	50	-
Construction	4,179	4,201	1,175	4,180	194	-
Home equities	194	206	20	195	9	1
Consumer and other	43	68	43	45	3	3
Total impaired loans	$7,385	$7,543	$2,027	$7,452	$320	$58

	At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$3,148	$3,517	$492	$3,353	$187	$104
Residential real estate:
Residential	2,584	2,792	1	2,614	41	79
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	3,177	3,251	296	3,243	83	89
Construction	4,436	4,458	1,175	4,584	196	28
Home equities	1,753	1,827	20	1,801	60	31
Consumer and other	43	68	43	45	3	3
Total impaired loans	$15,141	$15,913	$2,027	$15,640	$570	$334

Troubled debt restructurings

The Company had $9.0 million and $5.1 million in loans that were restructured in a troubled debt restructuring (“TDR”) at June 30, 2017 and December 31, 2016, respectively.  Of those balances, $1.7 million and $1.2 million were in non-accrual status at June 30, 2017 and December 31, 2016, respectively.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective interest rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of June 30, 2017, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	June 30, 2017
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$692	$679	$13	$135
Residential real estate:
Residential	2,065	233	1,832	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	5,593	583	5,010	150
Construction	-	-	-	-
Home equities	630	174	456	-
Consumer and other	32	-	32	32
Total troubled restructured loans	$9,012	$1,669	$7,343	$317

	December 31, 2016
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$574	$532	$42	$147
Residential real estate:
Residential	1,949	227	1,722	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	1,617	313	1,304	-
Construction	257	-	257	-
Home equities	667	175	492	1
Consumer and other	26	-	26	26
Total troubled restructured loans	$5,090	$1,247	$3,843	$174

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

The following tables show the data for TDR activity by the type of concession granted to the borrower for the three month and six periods ended June 30, 2017 and 2016:

	Three months ended June 30, 2017			Three months ended June 30, 2016
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial	-	$-	$-	-	$-	$-
Residential Real Estate & Construction	-	-	-	-	-	-
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities:
Extension of maturity and
interest rate reduction	1	20	20	-	-	-
Consumer and other loans	-	-	-	-	-	-

	Six months ended June 30, 2017			Six months ended June 30, 2016
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Extension of maturity	-	$-	$-	1	$24	$24
Term-out line of credit	1	180	180	1	20	20
Residential Real Estate & Construction:
Extension of maturity	-	-	-	1	95	95
Commercial Real Estate & Construction:
Extension of maturity	3	5,073	5,073	-	-	-
Home Equities:
Extension of maturity and
interest rate reduction	1	20	20	-	-	-
Consumer loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off.  There were no loans which were classified as TDRs during the previous 12 months which defaulted during each of the three month and six month periods ended June 30, 2017 and 2016, respectively.

5. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three and six month periods ended June 30, 2017, the Company had an average of 116,374 and 119,928 dilutive shares outstanding, respectively.  The Company had an average of 62,419 and 63,654 dilutive shares outstanding for the three and six months periods ended June 30, 2016, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share.  For the three and six month periods ended June 30, 2017, there was an average of 23,020 and 24,005 potentially anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.  For both the three and sixth month periods ended June 30, 2016, there were an average of 83,960 potentially anti-dilutive shares outstanding, respectively.

The Company issued 440,000 shares of common stock at $35.00 per share (including shares issued upon partial exercise of the underwriters’ allotment option in connection with the offering) in a registered common stock offering in January 2017.  The offering netted $14 million in additional capital after expenses.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and six month periods ended June 30, 2017 and 2016:

	Balance at March 31, 2017	Net Change	Balance at June 30, 2017
	(in thousands)
Net unrealized (loss) gain on investment securities	$(178)	$3	$(175)
Net defined benefit pension plan adjustments	(1,996)	31	(1,965)
Total	$(2,174)	$34	$(2,140)

	Balance at March 31, 2016	Net Change	Balance at June 30, 2016
	(in thousands)
Net unrealized gain on investment securities	$1,124	$260	$1,384
Net defined benefit pension plan adjustments	(2,245)	40	(2,205)
Total	$(1,121)	$300	$(821)

	Balance at December 31, 2016	Net Change	Balance at June 30, 2017
	(in thousands)
Net unrealized (loss) gain on investment securities	$(365)	$190	$(175)
Net defined benefit pension plan adjustments	(2,059)	94	(1,965)
Total	$(2,424)	$284	$(2,140)

	Balance at December 31, 2015	Net Change	Balance at June 30, 2016
	(in thousands)
Net unrealized gain on investment securities	$475	$909	$1,384
Net defined benefit pension plan adjustments	(2,285)	80	(2,205)
Total	$(1,810)	$989	$(821)

	Three months ended June 30, 2017			Three months ended June 30, 2016
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain on investment
securities:
Unrealized gain on investment
securities	$7	$(4)	$3	$419	$(159)	$260

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains
Amortization of prior service cost (a)	$8	$(3)	$5	$8	$(3)	$5
Amortization of actuarial loss (a)	43	(17)	26	56	(21)	35
Net change	51	(20)	31	64	(24)	40

Other Comprehensive Income	$58	$(24)	$34	$483	$(183)	$300

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

	Six months ended June 30, 2017			Six months ended June 30, 2016
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit (b)	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain on investment
securities:
Unrealized gain on investment
securities	$303	$(113)	$190	$1,465	$(556)	$909

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains
Amortization of prior service cost (a)	$16	$(1)	$15	$16	$(6)	$10
Amortization of actuarial loss (a)	86	(7)	79	112	(42)	70
Net change	102	(8)	94	128	(48)	80

Other Comprehensive Income	$405	$(121)	$284	$1,593	$(604)	$989

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”
(b)	Tax benefit includes impact of re-valuation of deferred tax asset due to increase in marginal federal income tax rate from 34% to 35%.

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities.  The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2017 and 2016.

	Three months ended June 30, 2017
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$10,144	$(26)	$10,118
Provision for loan losses	410	-	410
Net interest income (expense) after
provision for loan losses	9,734	(26)	9,708
Non-interest income	1,177	-	1,177
Insurance service and fees	96	1,816	1,912
Amortization expense	-	28	28
Non-interest expense	7,874	1,415	9,289
Income before income taxes	3,133	347	3,480
Income tax provision	729	133	862
Net income	$2,404	$214	$2,618

	Three months ended June 30, 2016
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$8,549	$(33)	$8,516
(Credit) provision for loan losses	(376)	-	(376)
Net interest income (expense) after
provision for loan losses	8,925	(33)	8,892
Non-interest income	708	-	708
Insurance service and fees	116	1,456	1,572
Non-interest expense	7,551	1,168	8,719
Income before income taxes	2,198	255	2,453
Income tax provision	352	98	450
Net income	$1,846	$157	$2,003

	Six months ended June 30, 2017
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$19,814	$(52)	$19,762
(Credit) provision for loan losses	(25)	-	(25)
Net interest income (expense) after
provision for loan losses	19,839	(52)	19,787
Non-interest income	2,531	-	2,531
Insurance service and fees	205	3,875	4,080
Amortization expense	-	56	56
Non-interest expense	15,521	2,795	18,316
Income before income taxes	7,054	972	8,026
Income tax provision	1,888	374	2,262
Net income	$5,166	$598	$5,764

	Six months ended June 30, 2016
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$16,840	$(64)	$16,776
(Credit) provision for loan losses	(168)	-	(168)
Net interest income (expense) after
provision for loan losses	17,008	(64)	16,944
Non-interest income	1,954	-	1,954
Insurance service and fees	232	3,088	3,320
Non-interest expense	14,878	2,369	17,247
Income before income taxes	4,316	655	4,971
Income tax provision	1,002	252	1,254
Net income	$3,314	$403	$3,717

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

	June 30,	December 31,
	2017	2016
	(in thousands)

Commitments to extend credit	$226,240	$217,581
Standby letters of credit	2,891	3,736
Total	$229,131	$221,317

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer.  The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets.  Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank.  The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first six months of 2017 or during 2016.

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

The Bank made a $1 million contribution to the defined benefit pension plan during the first six months of 2017.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and six month periods ended June 30, 2017 and 2016:

	Three months ended June 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2017	2016	2017	2016

Service cost	$-	$-	$42	$47
Interest cost	54	55	34	36
Expected return on plan assets	(68)	(66)	-	-
Amortization of prior service cost	-	-	8	8
Amortization of the net loss	23	22	20	34
Net periodic cost (benefit)	$9	$11	$104	$125

	Six months ended June 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2017	2016	2017	2016

Service cost	$-	$-	$84	$94
Interest cost	108	110	68	72
Expected return on plan assets	(137)	(131)	-	-
Amortization of prior service cost	-	-	16	16
Amortization of the net loss	46	44	40	68
Net periodic cost (benefit)	$17	$23	$208	$250

10.  INCOME TAXES

In the second quarter of 2017, the Company recognized the impact of its investment in a partnership that incurred expenses related to the rehabilitation of a certified historic structure located in New York State after a historic structure was placed in service.  At the time a historic structure is placed in service, the Bank is eligible for a federal and New York State tax credit.  The Company’s accounting policies related to these investments and the resulting tax credits is detailed in Note 1 to the audited Consolidated Financial Statements on Form 10-K for the year ended December 31, 2016.  The impact to the financial statements for the three and six month periods ended June 30, 2017 was a loss on the investment of $0.9 million, the recording of the New York State tax credit of $0.6 million in non-interest income, and a benefit in income tax expense of $0.2 million.  The impact for the three and six month periods ended June 30, 2016 was a loss on the investment of $2.1 million, the recording of the New York State tax credit of $1.5 million in non-interest income, and a benefit in income tax expense line of $0.6 million.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

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

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  This ASU is part of the FASB’s Simplification Initiative.  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Some of the areas of simplification apply only to nonpublic entities.  The standard was adopted effective January 1, 2017.  One part of this ASU that impacted the Company was the elimination of the concept of a tax windfall pool.  Previously, an entity determined for each award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes resulted in either an excess benefit or a tax deficiency.  Excess tax benefits were recognized in additional paid-in-capital; tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement.  Excess tax benefits were not recognized until the deduction reduced taxes payable.  Under the new standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement in the period in which they are incurred.  The impact was a tax benefit of $0.1 million and $0.2 million for the three and six-month periods ended June 30, 2017, respectively.

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

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is performed annually as of December 31st.  No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its carrying value.  There were no triggering events in the six month period ended June  30, 2017 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total loans grew to $976 million at June 30, 2017, a $30 million or 3% increase from total loans of $946 million at March 31, 2017 and a  $33 million or 4% increase from $943 million at December 31, 2016.

Loans secured by real estate were $766 million at June 30, 2017, reflecting a $15 million or 2% increase from $751 million at March 31, 2017 and a $23 million or 3% increase from $743 million at December 31, 2016.  Commercial and multi-family real estate loans were $477 million at June 30, 2017, $13 million higher than the $464 million balance at the end of the first quarter of 2017 and $15 million higher than the balance of $462 million at the end of 2016.  Commercial real estate is the largest part of the Company’s loan portfolio and has historically been the highest growth segment of the portfolio.  The market for commercial real estate in the Company’s footprint in Western New York has been strong over the past two years.  The demand, along with the Company’s proven track record in commercial real estate lending, led to strong growth at an annualized rate of 11% in the second quarter of 2017.

In the second quarter of 2017, residential mortgage originations were  $6 million compared with the previous quarter’s originations of $11 million and $10 million in last year’s second quarter.  Residential mortgages sold in the second quarter of 2017 equated to approximately 39% of the residential mortgages originated by the Company during this quarter, as compared with 25% of residential mortgages originated during the first quarter of 2017 and 25% in the second quarter of 2016.  The Company originated $17 million in residential mortgages in the first six months of 2017 and sold 31% of those loans, compared with $15 million and 23%, respectively, in the first six months of 2016.  Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio.  The C&I portfolio grew to $208 million at June 30, 2017, representing a $16 million or 8% increase from $192 million at March 31, 2017 and  $11 million or 6%  higher than the $197 million balance at December 31, 2016.  Commercial loan demand rebounded in the second quarter after weaker commercial loan demand in late fourth quarter of 2016 and early first quarter of 2017.  In addition, paydowns of outstanding balances on lines of credit contributed to the first quarter decrease in C&I loan balances.

Credit Quality of Loan Portfolio

Total non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $14 million, or 1.42% of total loans outstanding at June 30, 2017, compared with $12 million, or 1.30% of total loans outstanding, as of March 31, 2017 and $12 million, or 1.28% of total loans outstanding, as of December 31, 2016.  The $2 million increase in non-performing loans reflects two commercial loans that reached 90 days past due in the second quarter but remained in accruing status.  Both loans are considered by management to be well secured and in the process of collection.

Troubled debt restructurings (“TDRs”) increased from $5 million at December 31, 2016 to $9 million at each of June 30, 2017 and March 31, 2017.  The increase is attributable to a single commercial real estate loan of $5 million that matured in the first quarter and was subsequently extended.  While the borrower was considered by management to be financially troubled due to a high loan to collateral value ratio, the Company expects the borrower to pay the principal and interest of the restructured terms as contracted, and, therefore, the loan remains in accruing status.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $39 million at June 30, 2017, a $5 million increase from $34 million at March 31, 2017 and $1 million higher than the $38 million in criticized loans at December 31, 2016.  The increase in criticized loans in the recent quarter reflected several downgrades of commercial real estate and C&I loan relationships.  The downgrades were for various reasons with no particular industry concentration.  The decrease in criticized loans in the first quarter was in the C&I portfolio as one large loan relationship was upgraded to watch from special mention as the borrower demonstrated improved operating performance over a sustained period of time.  The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time.  As noted in Note 4 to the Company’s Unaudited Financial Statements included in Part I of this Quarterly Report on Form 10-Q, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio.  The allowance for loan losses totaled $14.2 million or 1.45% of total loans outstanding at June 30, 2017, compared with $13.6 million or 1.44% of total loans outstanding as of March 31, 2017 and $13.9 million or 1.48% of total loans outstanding at December 31, 2016.  The Company recorded $0.4 million in provision for loan losses in the second quarter after releasing $0.4 million in allowance for loan losses during the 2017 first quarter.  The fluctuation in provision for loan losses reflects the loan growth and criticized loan trends of the past two quarters.  The net charge-off (recovery) ratio for the second quarter of 2017 was (0.08)% of average net loans, compared with a ratio of (0.04)% and (0.01)% in the first quarter of 2017 and second quarter of 2016, respectively.

Investing Activities

Total securities increased to $143 million at June 30, 2017 from  $116 million at March 31, 2017 and $97 million at December 31, 2016.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were  $2 million at June 30, 2017, compared with $19 million at March 31, 2017 and  $1 million at December 31, 2016.  A common equity issuance and seasonal municipal deposit inflows in the first quarter of 2017 increased liquidity, resulting in the increased investment securities and interest-bearing deposits at other banks.  The Company has purchased investment securities to leverage the capital generated in the common equity issuance.  While  management plans to leverage the capital with loan growth over the long term, investment securities have been purchased to generate more immediate returns.  Average investment securities and interest-bearing cash were 13% of average interest-earning assets in the second quarter of 2017, compared with 11% in the first three months of 2017.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities at 57% of total investment securities at June 30, 2017, compared with 55% at March 31, 2017 and 49% at December 31, 2016.  The concentration in tax-advantaged debt securities issued by state and political subdivisions and U.S. government-sponsored agency bonds was 24% and 19%, respectively, of the total securities portfolio at June 30, 2017, compared with 31% and 14% at March 31, 2017 and 38% and 13% at December 31, 2016.

Management believes that the credit quality of the securities portfolio as a whole is strong, as the portfolio has no individual securities in a significant unrealized loss position.  The total net unrealized loss position of the available-for-sale investment portfolio was $0.3 million at each of June 30, 2017 and March 31, 2017, compared with $0.6 million at December 31, 2016.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at June 30, 2017 were $1.0 billion, a $41 million or 4% increase from $978 million at March 31, 2017 and a $79 million or 8% increase from $940 million at December 31, 2016.  The growth in the first six months of 2017 reflected growth in savings deposits of $39 million, time deposits of $24 million, NOW deposits of $10 million, and  demand deposits of $6 million.  All of the savings deposit growth and half of the NOW deposit growth is attributable to municipal deposits.  The Company hired a new director of government banking and has more aggressively pursued municipal deposits in 2017.  The Company’s most successful effort in attracting new retail deposits through the first six months of 2017 has been in time deposits as customers have returned to maturity deposits with increases in short-term interest rates.  Due to the transactional nature of demand deposits, average balances are a useful metric to meaningfully measure sustained growth rates.  Average demand deposits were $205 million in the second quarter, a 5%  increase from $196 million in the first quarter of 2017 and  15% higher than the $178 million average balance in the second quarter of 2016.  Most of the Company’s demand deposit growth over the past twelve months has been with commercial customers.

The Company had $15 million in other borrowings at June 30, 2017, which consisted of a $10 million long-term advance with the FHLBNY scheduled to mature in 2020 and $5 million in overnight borrowings with the FHLBNY.  Other borrowings were $10 million at March 31, 2017 and $28 million at December 31, 2016.  The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk.

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

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$941,446	$10,646	4.54%	$801,115	$8,878	4.46%
Taxable securities	92,606	563	2.44%	76,817	561	2.94%
Tax-exempt securities	35,086	210	2.40%	38,793	222	2.30%
Interest bearing deposits at banks	16,840	43	1.02%	15,916	33	0.83%

Total interest-earning assets	1,085,978	$11,462	4.23%	932,641	$9,694	4.18%

Non interest-earning assets:

Cash and due from banks	13,545			12,001
Premises and equipment, net	11,021			11,310
Other assets	46,744			42,228

Total Assets	$1,157,288			$998,180

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$97,422	$54	0.22%	$88,966	$78	0.35%
Savings	540,995	650	0.48%	473,791	606	0.51%
Time deposits	152,112	486	1.28%	114,545	352	1.24%
Other borrowed funds	10,329	44	1.71%	10,854	44	1.63%
Junior subordinated debentures	11,330	104	3.68%	11,330	91	3.23%
Securities sold U/A to repurchase	11,154	6	0.22%	13,847	7	0.20%

Total interest-bearing liabilities	823,342	$1,344	0.65%	713,333	$1,178	0.66%

Noninterest-bearing liabilities:
Demand deposits	205,361			178,106
Other	13,860			13,142
Total liabilities	$1,042,563			$904,581

Stockholders' equity	114,725			93,599

Total Liabilities and Equity	$1,157,288			$998,180

Net interest earnings		$10,118			$8,516

Net interest margin			3.74%			3.67%

Interest rate spread			3.58%			3.52%

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$933,067	$20,892	4.52%	$786,862	$17,608	4.50%
Taxable securities	81,650	999	2.47%	70,809	938	2.66%
Tax-exempt securities	35,760	434	2.45%	38,547	460	2.40%
Interest bearing deposits at banks	11,425	55	0.97%	17,400	44	0.51%

Total interest-earning assets	1,061,902	$22,380	4.25%	913,618	$19,050	4.19%

Non interest-earning assets:

Cash and due from banks	13,143			12,368
Premises and equipment, net	11,126			11,201
Other assets	46,743			42,388

Total Assets	$1,132,914			$979,575

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$95,761	$105	0.22%	$88,583	$163	0.37%
Regular savings	525,874	1,260	0.48%	460,551	1,137	0.50%
Time deposits	148,512	941	1.28%	111,751	695	1.25%
Other borrowed funds	12,910	97	1.52%	10,636	88	1.66%
Junior subordinated debentures	11,330	204	3.63%	11,330	178	3.16%
Securities sold U/A to repurchase	11,524	11	0.19%	13,169	13	0.20%

Total interest-bearing liabilities	805,911	$2,618	0.66%	696,020	$2,274	0.66%

Noninterest-bearing liabilities:
Demand deposits	200,890			177,091
Other	14,453			13,511
Total liabilities	$1,021,254			$886,622

Stockholders' equity	111,660			92,953

Total Liabilities and Equity	$1,132,914			$979,575

Net interest earnings		$19,762			$16,776

Net interest margin			3.75%			3.69%

Interest rate spread			3.59%			3.53%

Net Income

Net income was $2.6 million, or $0.54 per diluted share, in the second quarter of 2017, compared with $3.1 million, or $0.66 per diluted share, in the first quarter of 2017 and $2.0 million, or $0.46 per diluted share, in last year’s second quarter.  The increase over the prior year period reflects higher net interest income and non-interest income.  The decrease in net income when compared with the first quarter of 2017 is primarily a result of higher provision for loan loss and non-interest expenses and lower non-interest income.  Return on average equity was 9.13% for the second quarter of 2017 compared with 11.59% in the first quarter of 2017 and 8.56% in the second quarter of 2016.

The Company had net income of $5.8 million, or $1.20 per diluted share, in the first six months of 2017, a 55% increase from $3.7 million, or $0.86 per diluted share, in the comparable period of 2016.  The increase reflected growth in net interest income and non-interest income.  Return on average equity improved from 8.00% in the first half of 2016 to 10.32% in the six month period ended June 30, 2017.

Other Results of Operations – Quarterly Comparison

Net interest income increased $0.5 million, or 5%, from the first quarter of 2017 and $1.6 million, or 19%, from the prior-year second quarter to $10.1 million in the second quarter of 2017.  Average commercial loans, including both commercial real estate and C&I loans, were $763 million in the second quarter, 2% higher than $747 million in the trailing first quarter, and 19% higher than $642 million in the 2016 second quarter.  After the high volume of loan closings in the fourth quarter of 2016 somewhat muted commercial loan growth in the first quarter of 2017, stronger growth trends returned for the Company in the second quarter.  The strong growth of average commercial loans was the primary driver of the improvement in net interest income in the second quarter of 2017 when compared with the comparative period in 2016.  The Company also benefited in the second quarter from the recent increase in short-term interest rates after the Federal Reserve increased the federal funds rate for the third time in six months this past quarter.

Second quarter net interest margin of 3.74% decreased 3 basis points from the 2017 first quarter, but improved 7 basis points from the second quarter of 2016.  The margin improvement from the prior year quarter stems from increased yields on interest-earning assets.  Loan yields have benefited from variable loan re-pricing due to an increase in the prime rate as the Federal Reserve has increased its target rate by 75 basis points since late in 2016.  The slight compression in net interest margin in the second quarter of 2017 when compared with the first quarter of 2017 is due to a shift in the interest-earning asset mix.  After its common stock issuance in the first quarter of 2017, the Company increased its investment securities portfolio to leverage its capital.  Average investment securities and interest-bearing cash were 13% of average interest-earning assets in the second quarter of 2017, compared with 11% in the first three months of 2017.  Funding costs, particularly deposits, have held steady despite the increase in short-term interest rates.  The cost of interest-bearing liabilities was 0.65% in the second quarter of 2017, compared with 0.66% in each of the first quarter of 2017 and second quarter of 2016.

The $0.4 million provision for loan loss for the second quarter of 2017 reflects the strong loan growth in the quarter as well as an increase in criticized loans, somewhat offset by a sustained historically low charge-off ratio including $0.2 million in net recoveries in the second quarter.  The release of allowance for loan loss of $0.4 million in each of the first quarter of 2017 and second quarter of 2016 resulted from decreases in criticized loans and the continued decline in historical loss factors in the reserve calculation, reflecting an improving economy and credit quality of the Company’s loan portfolio.  The first quarter of 2017 was also impacted by a slowdown in loan growth.

Non-interest income was $3.1 million in the second quarter of 2017, a decrease from $3.5 million in the first quarter of 2017, but an increase from  $2.3 million in the prior year second quarter.  Each of the second quarters of 2017 and 2016 included the impact of a net reduction of noninterest income related to an investment in an historic rehabilitation tax credit.  There was no comparable transaction in the first quarter of 2017.

Evans is actively engaged in the community by financing historic rehabilitation projects in Buffalo and enhances its yield by investing in related tax credits.  When a project is completed, Evans begins to recognize tax benefits with a related reduction in the investment.  In the second quarter of 2017, the Company recognized a net loss of $0.1 million as a $0.6 million refundable New York State tax credit was recorded in non-interest income and a corresponding $0.2 million tax benefit was realized in income tax expense, offset by a $0.9 million write-off on the investment in non-interest income.  The write-off was contemplated when management priced the initial investment in the tax credit project.  The Company expects an additional $0.2 million tax benefit related to this project in the last half of 2017.  The net impact to non-interest income in the second quarter of 2017 from investing in historic tax credits was a reduction of $0.3 million, compared with a reduction of $0.6 million in last year’s second quarter and no impact in the first quarter of 2017.

Insurance revenue decreased from the first quarter of 2017 due to seasonal profit sharing revenue, but increased 22% from last year’s second quarter to $1.9 million in the second quarter of 2017.  Employee benefits revenue, a renewed focus for the Company after hiring several industry veterans, experienced significant growth in the quarter.  The year-over-year increase was also driven by continued growth in commercial lines insurance commissions and personal lines revenue bolstered by incremental revenue from the two recent insurance agency acquisitions.

Second quarter non-interest expenses increased 7% from the prior-year period and 3% from the first quarter of 2017 to $9.3 million.  Salaries and benefits costs were $6.0 million in the second quarter of 2017, an increase of 5% from the first quarter and 10% from last year’s second quarter.  The increase in salaries and benefits costs reflects strategic personnel hires to support the Company’s continued growth as well as an increase in incentive compensation.

Technology and communications expenses increased to $0.8 million in the second quarter of 2017 from $0.6 million in each of the first quarter of 2017 and second quarter of 2016 after the Company changed its online banking platform in the second quarter of 2017.  This was partially offset by a decrease in professional services expenses that were incurred in connection with significant technology projects, including the conversion to a new core banking system in 2016.  Professional services costs were $0.6 million in each of the second quarter of 2017 and first quarter of 2017, compared with $0.7 million in the second quarter of 2016.

FDIC insurance expense decreased to $0.1 million in the second quarter of 2017 as the Company’s assessment calculation benefited from the increased capital ratios resulting from its common stock equity raise in the first quarter of 2017.  FDIC insurance expense was $0.2 million in each of the first quarter of 2017 and second quarter of 2016.

The Company’s efficiency ratio in the second quarter of 2017 was relatively flat when compared with the first quarter at 68.9%, but lower than last year’s second quarter ratio of 76.3%.  The reduction in the efficiency ratio reflects the Company’s increased revenue while managing expense growth.

Income tax expense was $0.9 million, or an effective tax rate of 24.8%, for the second quarter of 2017, compared with $1.4 million, or 30.8%, in the first quarter of 2017 and $0.5 million, or 18.3%, in last year’s second quarter.  The effective tax rate for each of the second quarters of 2017 and 2016 reflects the benefit of the previously noted tax credit investment transactions.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $19.8 million for the first six months of 2017, a $3.0 million or 18% increase from the first six months of 2016. The increase in net interest income is attributable to a $148 million or 16% increase in average interest-earning assets and a 6 basis point increase in net interest margin. The increase in average interest-earning assets reflects average loan growth of $146 million or 19% to $933 million during the first half of 2017. Most of the growth was in commercial loans, including $85 million in average commercial real estate loans and $41 million in average C&I loans.

The Company’s net interest margin increased 6 basis points from 3.69% in the first six months of 2016 to 3.75% in the first six months of 2017.   The yield on average interest-earning assets increased 6 basis points from 4.19% to 4.25%. Average loan yields increased 2 basis points from 4.50% to 4.52%. The increase in the yield on interest-earning assets was more than the increase in average loan yields due to a shift in the mix of interest-earning assets.  Average loans were 88% of total average interest-earnings assets in the first six months of 2017, compared with 86% in the first six months of the prior year. Loans have earned higher yields than investment securities and short-term interest-earning cash in 2017 and 2016. The cost of interest-bearing liabilities was 0.66% for each of the six month periods ended June 30, 2017 and 2016.  While the average savings deposit rate has fallen from 0.50% in the first six months of 2016 to 0.48% in the first six months of 2017, time deposit rates increased from 1.25% to 1.28% in the same periods, respectively.  With the rise in short-term interest rates in 2017, competitive time deposit rates increased in the market and promotional pricing of time deposits resulted in a slight increase in the Company’s overall time deposit portfolio rate.

The Company released under $0.1 million in allowance for loan losses in the six-month period ended June 30, 2017, compared with a release of $0.2 million in the first six months of 2016. The release in 2017 is attributable to a sustained period of low charge-offs impacting historical loss rates in the reserve calculation and net recoveries in 2017 of $0.3 million.

Non-interest income for the first six months of 2017 increased $1.3 million from the prior year period to $6.6 million. The increase was predominantly a result of increased insurance service and fee revenue and a lower reduction of income related to historic tax credit transactions.  Insurance service and fee revenue, the largest component of non-interest income, was $4.1 million for the six-month period ended June 30, 2017,  a 23% increase from $3.3 million in the comparable period of the prior year. Several business lines contributed to the increase, including profit sharing, commercial lines property and casualty commissions, personal lines property and casualty commissions, claims services revenue, and employee benefits revenue.

Also contributing to the increase in total non-interest income for the first six months of 2017 was the impact of historic tax credit transactions.  The net impact of historic tax credit investments on non-interest income in the first half of 2017 was a reduction in income of $0.3 million, compared with a reduction in income of $0.6 million in the comparable period in 2016.  The tax benefit from the transactions in income tax expense was $0.2 million in the first six months of 2017 and $0.6 million in the first six months of 2016.

Total non-interest expense increased to $18.4 million in the first six months of 2017, 7% higher than the six-month period ended June 30, 2016. The increase was mostly attributable to an increase in salaries and employee benefits costs. Salaries and employee benefits costs were $11.7 million for the first six months of 2017, a $0.7 million or 7% increase from $11.0 million in the prior year period. The year-over-year increase in salary and benefits expense reflects annual merit increases, personnel hires to support the Company’s growth strategy, and higher incentive compensation. Technology and communications expenses increased $0.3 million to $1.4 million, reflecting additional expense related to the Company’s conversion to a new online banking platform in the second quarter of 2017.

The Company’s efficiency ratio for the first six months of 2017 was 68.7%, compared with 76.0% during the prior-year period. The improvement in the ratio reflects the increase in net interest income and non-interest income,  partially offset by the increase in non-interest expenses.

An income tax expense of $2.3 million was recorded for the six-month period ended June 30, 2017, compared with $1.3 million in the first six months of 2016. The difference reflected the increase in taxable income in 2017 as well as the impact of historic tax credits.  A benefit of $0.2 million was recorded in the first six months of 2017, compared with $0.6 million in the comparative period in 2016.   The effective tax rate for the first six months of 2017 was 28.1%, compared with 25.2% in the comparable 2016 period. Excluding the impact of the historic tax credit and the write-off of the tax credit investment recognized in non-interest income, the current year-to-date effective tax rate was 30.1%, compared with 32.4% excluding the historic tax credit in the first six months of 2016.  The lower rate reflects the fact that the six-month period ended June 30, 2017 has benefited from discreet tax deductions related to stock compensation.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a  Tier 1 leverage ratio of 10.57% at June 30, 2017, compared with 10.76% at March 31, 2017 and 9.49%  at December 31, 2016.  The increase from the end of 2016 reflects the impact of the Company’s registered common stock offering in January 2017 which netted $14 million in additional capital after expenses.  The Company issued 440,000 shares of common stock at $35.00 per share (including shares issued upon partial exercise of the underwriters’ allotment option in connection with the offering).  The offering was accretive to book value per share.  Book value per share increased to $24.21 at June 30, 2017, compared with $23.64 at March 31, 2017, and $22.50 at December 31, 2016.

On February 21, 2017, the Company declared a cash dividend of $0.40 per share on the Company’s outstanding common stock.  The dividend was paid on April 4, 2017 to shareholders of record as of March 14, 2017.    This semi-annual dividend represented a $0.02, or 5%, increase from the previous semi-annual dividend paid on October 4, 2016.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has one long-term advance with FHLBNY.  The Company had $15 million in borrowed funds at FHLBNY at June 30, 2017, compared with  $10 million and $28 million at March 31, 2017 and December 31, 2016, respectively.  The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements.    As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Advances of up to $185 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At June 30, 2017, approximately 3% of the Bank’s securities had contractual maturity dates of one year or less and approximately 23% had maturity dates of five years or less.  Additionally, mortgage-backed securities, which comprise 57% of the investment portfolio at June 30, 2017, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases.  In the Company’s internal stress test at  June 30, 2017, the Company had net short-term liquidity of $199 million as compared with $248 million at December 31, 2016.  Available assets of $138 million, divided by public and purchased funds of $214 million, resulted in a long-term liquidity ratio of 64% at June 30, 2017, compared with 58% at December 31, 2016.

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
	(in thousands)

	June 30, 2017	December 31, 2016
Changes in interest rates

+200 basis points	$1,236	$1,838
+100 basis points	2,368	2,590

-100 basis points	(3,004)	NM
-200 basis points	NM	NM

Many assumptions were utilized by management to calculate the impact that changes in interest rates may have on the Bank’s net interest income.  The more significant assumptions related to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities.  The Bank assumed immediate changes in rates including 200 basis point rate changes.    In each of the 100 and 200 basis point rate reduction scenarios, the applicable rate changes may be limited to lesser amounts such that interest rates are not less than zero.  The Company included the 100 basis point reduction scenario results in the preceding table in the second quarter of 2017 as this scenario offers more meaningful results now that the Federal Reserve has increased the federal funds rate 75 basis points since December 2016.  The projected negative impact to net interest income in this scenario reflects the Company’s asset sensitive position on its balance sheet.  The assumptions in the Company’s projections are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions such as those previously described, which management may take to counter such changes.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Bank’s projected net interest income.

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of June 30, 2017 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2017, the Company purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 2017:
April 1, 2017 - April 30, 2017	-	$-	-	15,212
May 2017:
May 1, 2017 - May 31, 2017	10,424	$37.21	9,218	5,994
June 2017:
June 1, 2017 - June 30, 2017	-	$-	-	5,994

Total:	10,424	$37.21	9,218	5,994

(1)

The total shares purchased in the period include shares constructively tendered to the Company by attestation in satisfaction of the exercise price due upon exercise of options issued pursuant to the Company’s 2009 Long-Term Incentive Plan.  The “average price paid per share” reported in the table above, with respect to such shares, reflects the fair market value of the Company’s common stock on the exercise date, which was the closing sales price of the Company’s common stock as reported on NYSE American on that date.

(2)

On March 25, 2013, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock.  The repurchase program has no fixed expiration date but may be suspended or discontinued at any time.  The maximum number of shares that may be purchased under this program as of June 30, 2017 was 5,994.

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

August 3, 2017

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

August 3, 2017

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – June 30, 2017 and December 31, 2016; (ii) Unaudited Consolidated Statements of Income – Three months ended June 30, 2017 and 2016; (iii) Unaudited Consolidated Statements of Income – Six months ended June 30, 2017 and 2016; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended June 30, 2017 and 2016; (v) Unaudited Statements of Consolidated Comprehensive Income – Six months ended June 30, 2017 and 2016; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Six months ended June 30, 2017 and 2016; (vii) Unaudited Consolidated Statements of Cash Flows – Six months ended June 30, 2017 and 2016; and (vii) Notes to Unaudited Consolidated Financial Statements.