Form 10-Q
period 2017-09-30
EVANS BANCORP INC
filed 2017-11-02
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2017

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 4,779,262 shares as of October 30, 2017

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$16,790	$12,503
Interest-bearing deposits at banks	1,265	581
Securities:
Available for sale, at fair value (amortized cost: $148,771 at September 30, 2017;	148,300	95,222
$95,810 at December 31, 2016)
Held to maturity, at amortized cost (fair value: $4,472 at September 30, 2017;	4,487	1,983
$1,959 at December 31, 2016)
Federal Home Loan Bank common stock, at cost	2,404	2,185
Federal Reserve Bank common stock, at cost	1,908	1,546
Loans, net of allowance for loan losses of $14,182 at September 30, 2017
and $13,916 at December 31, 2016	983,823	928,596
Properties and equipment, net of accumulated depreciation of $17,952 at September 30, 2017
and $17,012 at December 31, 2016	10,742	11,310
Goodwill and intangible assets	8,581	8,406
Bank-owned life insurance	23,233	21,534
Other assets	18,621	16,843

TOTAL ASSETS	$1,220,154	$1,100,709

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$216,250	$201,741
NOW	96,741	88,632
Savings	552,559	508,652
Time	166,769	140,949
Total deposits	1,032,319	939,974

Securities sold under agreement to repurchase	9,380	10,159
Other borrowings	33,600	28,200
Other liabilities	16,033	14,298
Junior subordinated debentures	11,330	11,330
Total liabilities	1,102,662	1,003,961

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,776,763 and 4,302,504 shares issued at September 30, 2017 and December 31, 2016, respectively, and 4,776,360 and 4,300,634 outstanding at September 30, 2017
and December 31, 2016, respectively	2,391	2,153
Capital surplus	59,017	44,389
Treasury stock, at cost, 403 and 1,870 shares at September 30, 2017 and
December 31, 2016, respectively	-	-
Retained earnings	58,304	52,630
Accumulated other comprehensive loss, net of tax	(2,220)	(2,424)
Total stockholders' equity	117,492	96,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,220,154	$1,100,709

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(in thousands, except share and per share amounts)
	Three Months Ended September 30,
	2017	2016
INTEREST INCOME
Loans	$11,659	$9,620
Interest-bearing deposits at banks	7	1
Securities:
Taxable	706	385
Non-taxable	202	235
Total interest income	12,574	10,241
INTEREST EXPENSE
Deposits	1,252	977
Other borrowings	116	100
Junior subordinated debentures	111	95
Total interest expense	1,479	1,172
NET INTEREST INCOME	11,095	9,069
PROVISION FOR LOAN LOSSES	161	1,006
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,934	8,063
NON-INTEREST INCOME
Deposit service charges	448	475
Insurance service and fees	2,169	1,855
Gain on loans sold	61	35
Bank-owned life insurance	128	144
Loss on tax credit investment	(1,338)	-
Refundable state historic tax credit	972	-
Interchange fee income	379	319
Other	546	507
Total non-interest income	3,365	3,335
NON-INTEREST EXPENSE
Salaries and employee benefits	6,343	5,402
Occupancy	805	732
Advertising and public relations	311	232
Professional services	514	535
Technology and communications	730	504
Amortization of intangibles	28	-
FDIC insurance	195	201
Other	910	1,105
Total non-interest expense	9,836	8,711
INCOME BEFORE INCOME TAXES	4,463	2,687
INCOME TAX PROVISION	740	471
NET INCOME	$3,723	$2,216

Net income per common share-basic	$0.78	$0.52
Net income per common share-diluted	$0.76	$0.51
Cash dividends per common share	$0.40	$0.38
Weighted average number of common shares outstanding	4,774,602	4,287,124
Weighted average number of diluted shares outstanding	4,896,967	4,362,479

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(in thousands, except share and per share amounts)
	Nine Months Ended September 30,
	2017	2016
INTEREST INCOME
Loans	$32,551	$27,228
Interest-bearing deposits at banks	62	45
Securities:
Taxable	1,705	1,323
Non-taxable	636	695
Total interest income	34,954	29,291
INTEREST EXPENSE
Deposits	3,558	2,972
Other borrowings	224	201
Junior subordinated debentures	315	273
Total interest expense	4,097	3,446
NET INTEREST INCOME	30,857	25,845
PROVISION FOR LOAN LOSSES	136	838
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	30,721	25,007
NON-INTEREST INCOME
Deposit service charges	1,266	1,321
Insurance service and fees	6,249	5,175
Gain on loans sold	131	79
Bank-owned life insurance	400	421
Loss on tax credit investment	(2,257)	(2,139)
Refundable state historic tax credit	1,619	1,508
Interchange fee income	1,102	977
Other	1,466	1,267
Total non-interest income	9,976	8,609
NON-INTEREST EXPENSE
Salaries and employee benefits	18,089	16,383
Occupancy	2,355	2,171
Advertising and public relations	717	707
Professional services	1,666	1,771
Technology and communications	2,141	1,653
Amortization of intangibles	84	-
FDIC insurance	551	542
Other	2,605	2,731
Total non-interest expense	28,208	25,958
INCOME BEFORE INCOME TAXES	12,489	7,658
INCOME TAX PROVISION	3,002	1,725
NET INCOME	$9,487	$5,933

Net income per common share-basic	$2.01	$1.39
Net income per common share-diluted	$1.96	$1.37
Cash dividends per common share	$0.80	$0.76
Weighted average number of common shares outstanding	4,724,774	4,278,171
Weighted average number of diluted shares outstanding	4,845,664	4,345,307

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(in thousands)
	Three Months Ended September 30,
	2017		2016

NET INCOME		$3,723		$2,216

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized loss on available-for-sale securities		(112)		(376)

Defined benefit pension plans:
Amortization of prior service cost	4		5
Amortization of actuarial loss	28		35

Total		32		40

OTHER COMPREHENSIVE LOSS, NET OF TAX		(80)		(336)

COMPREHENSIVE INCOME		$3,643		$1,880

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(in thousands)
	Nine Months Ended September 30,
	2017		2016

NET INCOME		$9,487		$5,933

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities		78		533

Defined benefit pension plans:
Amortization of prior service cost	19		15
Amortization of actuarial loss	107		105

Total		126		120

OTHER COMPREHENSIVE INCOME, NET OF TAX		204		653

COMPREHENSIVE INCOME		$9,691		$6,586

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2015	$2,132	$43,318	$47,616	$(1,810)	$-	$91,256
Net Income			5,933			5,933
Other comprehensive income				653		653
Cash dividends ($0.76 per common share)			(3,255)			(3,255)
Stock compensation expense		421				421
Excess tax benefit from stock-based compensation		22				22
Repurchased 3,280 shares in treasury stock					(80)	(80)
Issued 19,093 restricted shares	10	(10)				-
Issued 5,270 shares under Dividend Reinvestment Plan	3	129				132
Issued 5,166 shares in Employee Stock Purchase Plan	2	106				108
Issued 490 shares in stock option exercise		8				8
Reissued 267 shares in stock option exercises		(6)			6	-
Reissued 3,215 restricted shares, net of forfeitures		(5)			5	-
Balance, September 30, 2016	$2,147	$43,983	$50,294	$(1,157)	$(69)	$95,198

Balance, December 31, 2016	$2,153	$44,389	$52,630	$(2,424)	$-	$96,748
Net Income			9,487			9,487
Other comprehensive income				204		204
Cash dividends ($0.80 per common share)			(3,813)			(3,813)
Stock compensation expense		462				462
Reissued 741 restricted shares						-
Issued 440,000 shares in stock offering	220	13,922				14,142
Issued 13,936 restricted shares, net of forfeitures	9	(9)				-
Issued 3,253 shares under Dividend Reinvestment Plan	2	124				126
Issued 3,713 shares in Employee Stock Purchase Plan	2	124				126
Issued 10,001 shares in stock option exercises	5	140				145
Repurchased 9,218 shares in treasury stock					(342)	(342)
Reissued 13,300 shares in stock option exercises		(135)			342	207
Balance, September 30, 2017	$2,391	$59,017	$58,304	$(2,220)	$-	$117,492

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(in thousands)
	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Interest received	$34,568	$28,952
Fees received	10,095	8,648
Interest paid	(4,062)	(3,419)
Cash paid to employees and vendors	(27,256)	(24,467)
Cash contributed to pension plan	(1,000)	(140)
Income taxes paid	(1,733)	(974)
Proceeds from sale of loans held for resale	9,793	5,300
Originations of loans held for resale	(9,483)	(7,227)

Net cash provided by operating activities	10,922	6,673

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(65,889)	(25,953)
Proceeds from maturities, calls, and payments	12,041	18,425
Held to maturity securities:
Purchases	(3,355)	(194)
Proceeds from maturities, calls, and payments	851	337
Cash paid for bank owned life insurance	(1,300)	-
Additions to properties and equipment	(358)	(1,329)
Purchase of tax credit investment	(2,380)	(703)
Insurance agency acquisitions	(275)	-
Net increase in loans	(54,724)	(136,160)

Net cash used in investing activities	(115,389)	(145,577)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings, net	4,621	41,985
Net increase in deposits	92,345	94,983
Dividends paid	(1,902)	(1,626)
Repurchase of treasury stock	(342)	(80)
Issuance of common stock	14,509	248
Reissuance of treasury stock	207	-

Net cash provided by financing activities	109,438	135,510

Net increase (decrease) in cash and cash equivalents	4,971	(3,394)

CASH AND CASH EQUIVALENTS:
Beginning of period	13,084	22,621

End of period	$18,055	$19,227

See Notes to Unaudited Consolidated Financial Statements

(continued)

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(in thousands)
	Nine Months Ended September 30,
	2017	2016

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$9,487	$5,933

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,333	1,079
Deferred tax expense (benefit)	830	(211)
Provision for loan losses	136	838
Loss on tax credit investment	2,257	2,139
Refundable state historic tax credit	(1,619)	(1,508)
Gain on loans sold	(131)	(79)
Stock compensation expense	462	421
Proceeds from sale of loans held for resale	9,793	5,300
Originations of loans held for resale	(9,483)	(7,227)
Cash contributed to pension plan	(1,000)	(140)
Changes in assets and liabilities affecting cash flow:
Other assets	(1,944)	(1,784)
Other liabilities	801	1,912

NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,922	$6,673

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

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

The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“10-K”).  The Company’s significant accounting policies are disclosed in Note 1 to the 10-K.

2. SECURITIES

The amortized cost of securities and their approximate fair value at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$28,461	$64	$(278)	$28,247
States and political subdivisions	29,985	424	(21)	30,388
Total debt securities	$58,446	$488	$(299)	$58,635

Mortgage-backed securities:
FNMA	$32,772	$123	$(230)	$32,665
FHLMC	15,242	34	(116)	15,160
GNMA	2,176	25	(15)	2,186
SBA	10,310	24	(82)	10,252
CMO	29,825	50	(473)	29,402
Total mortgage-backed securities	$90,325	$256	$(916)	$89,665

Total securities designated as available for sale	$148,771	$744	$(1,215)	$148,300

Held to Maturity:
Debt securities
States and political subdivisions	$4,487	$6	$(21)	$4,472

Total securities designated as held to maturity	$4,487	$6	$(21)	$4,472

	December 31, 2016
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$12,958	$67	$(153)	$12,872
States and political subdivisions	34,952	356	(166)	35,142
Total debt securities	$47,910	$423	$(319)	$48,014

Mortgage-backed securities:
FNMA	$14,694	$96	$(230)	$14,560
FHLMC	3,544	32	(51)	3,525
GNMA	2,535	19	(21)	2,533
CMO	27,127	67	(604)	26,590
Total mortgage-backed securities	$47,900	$214	$(906)	$47,208

Total securities designated as available for sale	$95,810	$637	$(1,225)	$95,222

Held to Maturity:
Debt securities
States and political subdivisions	$1,983	$5	$(29)	$1,959

Total securities designated as held to maturity	$1,983	$5	$(29)	$1,959

Available for sale securities with a total fair value of $129 million and $87 million at September 30, 2017 and December 31, 2016, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The scheduled maturities of debt and mortgage-backed securities at September 30, 2017 and December 31, 2016 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	September 30, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$4,557	$4,579	$2,869	$2,876
Due after one year through five years	25,945	26,170	30,171	30,214
Due after five years through ten years	25,989	25,887	12,166	12,133
Due after ten years	1,955	1,999	2,704	2,791
	58,446	58,635	47,910	48,014

Mortgage-backed securities
available for sale	90,325	89,665	47,900	47,208

Total available for sale securities	$148,771	$148,300	$95,810	$95,222

Debt securities held to maturity:

Due in one year or less	$3,392	$3,388	$780	$778
Due after one year through five years	495	483	289	283
Due after five years through ten years	506	512	814	805
Due after ten years	94	89	100	93
	4,487	4,472	1,983	1,959

Total held to maturity securities	$4,487	$4,472	$1,983	$1,959

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.  The duration of the investment securities portfolio increased from 3.4 years at December 31, 2016 to 3.8 years at September 30, 2017.

Information regarding unrealized losses within the Company’s available for sale securities at September 30, 2017 and December 31, 2016 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.

	September 30, 2017

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$18,540	$(278)	$-	$-	$18,540	$(278)
States and political subdivisions	2,470	(8)	1,645	(13)	4,115	(21)
Total debt securities	$21,010	$(286)	$1,645	$(13)	$22,655	$(299)

Mortgage-backed securities:
FNMA	$18,130	$(141)	$4,079	$(89)	$22,209	$(230)
FHLMC	10,281	(82)	1,039	(34)	11,320	(116)
GNMA	940	(14)	287	(1)	1,227	(15)
SBA	4,354	(82)	-	-	4,354	(82)
CMO	12,005	(116)	12,352	(357)	24,357	(473)
Total mortgage-backed securities	$45,710	$(435)	$17,757	$(481)	$63,467	$(916)

Held to Maturity:
Debt securities:
States and political subdivisions	$3,471	$(4)	$561	$(17)	$4,032	$(21)

Total temporarily impaired
securities	$70,191	$(725)	$19,963	$(511)	$90,154	$(1,236)

	December 31, 2016

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$6,847	$(153)	$-	$-	$6,847	$(153)
States and political subdivisions	16,895	(146)	731	(20)	17,626	(166)
Total debt securities	$23,742	$(299)	$731	$(20)	$24,473	$(319)

Mortgage-backed securities:
FNMA	$9,577	$(230)	$-	$-	$9,577	$(230)
FHLMC	1,728	(8)	988	(43)	2,716	(51)
GNMA	1,046	(17)	309	(4)	1,355	(21)
CMO	19,745	(569)	1,166	(35)	20,911	(604)
Total mortgage-backed securities	$32,096	$(824)	$2,463	$(82)	$34,559	$(906)

Held to Maturity:
Debt securities:
States and political subdivisions	$863	$(3)	$706	$(26)	$1,569	$(29)

Total temporarily impaired
securities	$56,701	$(1,126)	$3,900	$(128)	$60,601	$(1,254)

Management has assessed the securities available for sale in an unrealized loss position at September 30, 2017 and December 31, 2016 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges as of September 30, 2017 and did not record any OTTI charges during 2016.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

3.  FAIR VALUE MEASUREMENT

Fair value is defined in ASC Topic 820 “Fair Value Measurement” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

There are three levels of inputs to fair value measurement:

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2017
Securities available-for-sale:
U.S. government agencies	$-	$28,247	$-	$28,247
States and political subdivisions	-	30,388	-	30,388
Mortgage-backed securities	-	89,665	-	89,665
Mortgage servicing rights	-	-	571	571

December 31, 2016
Securities available-for-sale:
U.S. government agencies	$-	$12,872	$-	$12,872
States and political subdivisions	-	35,142	-	35,142
Mortgage-backed securities	-	47,208	-	47,208
Mortgage servicing rights	-	-	527	527

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three and nine month periods ended September 30, 2017 and 2016, respectively:

	Three months ended September 30,
(in thousands)	2017	2016
Mortgage servicing rights - July 1	$555	$466
Losses included in earnings	(25)	(22)
Additions from loan sales	41	15
Mortgage servicing rights - September 30	$571	$459

	Nine months ended September 30,
(in thousands)	2017	2016
Mortgage servicing rights - January 1	$527	$557
Losses included in earnings	(46)	(147)
Additions from loan sales	90	49
Mortgage servicing rights - September 30	$571	$459

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	September 30, 2017	December 31, 2016
Servicing fees	0.25%	0.25%
Discount rate	9.52%	9.52%
Prepayment rate (CPR)	8.78%	8.12%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2017
Collateral dependent impaired loans	$-	$-	$18,639	$18,639

December 31, 2016
Collateral dependent impaired loans	$-	$-	$13,114	$13,114

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $20.3 million, with an allowance for loan loss of $1.7 million, at September 30, 2017 compared with $15.1 million and $2.0 million, respectively, at December 31, 2016.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At each of September 30, 2017 and December 31, 2016, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$18,055	$18,055	$13,084	$13,084
Level 2:
Available for sale securities	148,300	148,300	95,222	95,222
FHLB and FRB stock	4,312	4,312	3,731	3,731
Level 3:
Held to maturity securities	4,487	4,472	1,983	1,959
Loans, net	983,823	977,975	928,596	945,998
Mortgage servicing rights	571	571	527	527

Financial liabilities:
Level 1:
Demand deposits	$216,250	$216,250	$201,741	$201,741
NOW deposits	96,741	96,741	88,632	88,632
Savings deposits	552,559	552,559	508,652	508,652
Level 2:
Securities sold under agreement to
repurchase	9,380	9,380	10,159	10,159
Other borrowed funds	33,600	33,558	28,200	28,152
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	166,769	168,389	140,949	141,758

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

As a member of the FHLB System, the Bank is required to hold stock in FHLBNY.  The Company regularly evaluates investments in FHLBNY for impairment, considering liquidity, operating performance, capital position, stock repurchase and dividend history.  As of September 30, 2017, the Bank’s investment in FHLBNY stock was not impaired.

The Bank, as a member of the FRB system, is currently required to purchase and hold shares of capital stock in the FRB in an amount equal to 6% of its capital and surplus.  Based on the current capital adequacy and liquidity position of the FRB, management believes there is no impairment in the Company’s investment at September 30, 2017.

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

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	September 30, 2017	December 31, 2016
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$125,946	$118,542
Commercial and multi-family	492,692	462,385
Construction-Residential	1,850	2,540
Construction-Commercial	100,446	93,240
Home equities	67,343	66,234
Total real estate loans	788,277	742,941

Commercial and industrial loans	207,110	197,371
Consumer and other loans	1,521	1,417
Net deferred loan origination costs	1,097	783
Total gross loans	998,005	942,512

Allowance for loan losses	(14,182)	(13,916)

Loans, net	$983,823	$928,596

The Bank sells certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages.  In the three month period ended September 30, 2017, the Bank sold mortgages to FNMA totaling $4.4 million, compared with $1.7 million in the three month period ended September 30, 2016.  During the nine month periods ended September 30, 2017 and 2016, the Bank sold $9.7 million and $5.2 million, respectively, to FNMA.  At September 30, 2017, the Bank had a loan servicing portfolio principal balance of $80 million upon which it earned servicing fees, compared with $76 million at December 31, 2016.  The value of the mortgage servicing rights for that portfolio was $0.6 million at September 30, 2017 and $0.5 million at December 31, 2016.  At September 30, 2017 there were $0.1 million in residential mortgages held for sale compared with $0.3 million at December 31, 2016.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.  Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging-off loans, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2016 are consistent with those utilized by the Company in the three and nine month periods ended September 30, 2017.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

September 30, 2017
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
1-3	$74,627	$374,371	$448,998	$133,588
4	25,819	94,204	120,023	59,199
5	-	10,417	10,417	8,122
6	-	13,700	13,700	4,572
7	-	-	-	1,629
Total	$100,446	$492,692	$593,138	$207,110

December 31, 2016
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
1-3	$82,520	$372,235	$454,755	$121,414
4	6,541	73,655	80,196	59,117
5	-	12,506	12,506	12,623
6	4,179	3,989	8,168	3,404
7	-	-	-	813
Total	$93,240	$462,385	$555,625	$197,371

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

September 30, 2017
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and industrial	$3,491	$912	$2,012	$6,415	$200,695	$207,110	$1	$2,363
Residential real estate:
Residential	829	105	825	1,759	124,187	125,946	-	1,146
Construction	-	-	-	-	1,850	1,850	-	-
Commercial real estate:
Commercial	168	2,301	1,488	3,957	488,735	492,692	-	8,788
Construction	6,929	452	-	7,381	93,065	100,446	-	-
Home equities	538	381	570	1,489	65,854	67,343	-	1,081
Consumer and other	7	12	10	29	1,492	1,521	-	10
Total Loans	$11,962	$4,163	$4,905	$21,030	$975,878	$996,908	$1	$13,388

Note: Loan balances do not include $1.1 million in net deferred loan origination costs as of September 30, 2017.

December 31, 2016
(in thousands)

				Total Past	Current	Total	90+ Days	Non-accruing
	30-59 days	60-89 days	90+ days	Due	Balance	Balance	Accruing	Loans

Commercial and industrial	$6,772	$2,966	$1,150	$10,888	$186,483	$197,371	$-	$3,106
Residential real estate:
Residential	868	123	567	1,558	116,984	118,542	-	862
Construction	-	-	-	-	2,540	2,540	-	-
Commercial real estate:
Commercial	6,319	1,522	2,357	10,198	452,187	462,385	483	1,874
Construction	257	-	4,417	4,674	88,566	93,240	239	4,178
Home equities	481	119	679	1,279	64,955	66,234	-	1,261
Consumer and other	15	10	5	30	1,387	1,417	-	17
Total Loans	$14,712	$4,740	$9,175	$28,627	$913,102	$941,729	$722	$11,298

Note: Loan balances do not include $783 thousand in net deferred loan origination costs as of December 31, 2016.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the nine month periods ended September 30, 2017 and 2016:

September 30, 2017

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,813	$7,890	$96	$769	$348	$13,916
Charge-offs	(51)	(127)	(50)	-	(1)	(229)
Recoveries	335	-	22	-	2	359
Provision (Credit)	(74)	21	41	143	5	136
Ending balance	$5,023	$7,784	$109	$912	$354	$14,182

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$808	$877	$35	$17	$-	$1,737
Collectively evaluated
for impairment	4,215	6,907	74	895	354	12,445
Total	$5,023	$7,784	$109	$912	$354	$14,182

Loans:
Ending balance:
Individually evaluated
for impairment	$2,898	$13,693	$35	$2,545	$1,577	$20,748
Collectively evaluated
for impairment	204,212	579,445	1,486	125,251	65,766	976,160
Total	$207,110	$593,138	$1,521	$127,796	$67,343	$996,908

* Includes construction loans

Note: Loan balances do not include $1.1 million in net deferred loan origination costs as of September 30, 2017.

September 30, 2016

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,383	$7,135	$85	$909	$371	$12,883
Charge-offs	(122)	-	(36)	-	-	(158)
Recoveries	78	59	11	-	1	149
Provision (Credit)	571	538	47	(322)	4	838
Ending balance	$4,910	$7,732	$107	$587	$376	$13,712

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$720	$1,109	$46	$3	$11	$1,889
Collectively evaluated
for impairment	4,190	6,623	61	584	365	11,823
Total	$4,910	$7,732	$107	$587	$376	$13,712

Loans:
Ending balance:
Individually evaluated
for impairment	$6,408	$7,663	$46	$2,602	$1,583	$18,302
Collectively evaluated
for impairment	181,032	538,466	1,485	110,297	62,555	893,835
Total	$187,440	$546,129	$1,531	$112,899	$64,138	$912,137

* Includes construction loans

Note: Loan balances do not include $715 thousand in net deferred loan origination costs as of September 30, 2016.

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended September 30, 2017 and 2016:

September 30, 2017
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,970	$7,899	$104	$832	$373	$14,178
Charge-offs	(18)	(127)	(17)	-	(1)	(163)
Recoveries	4	-	1	-	1	6
Provision (Credit)	67	12	21	80	(19)	161
Ending balance	$5,023	$7,784	$109	$912	$354	$14,182

September 30, 2016
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,195	$7,308	$101	$763	$406	$12,773
Charge-offs	(89)	-	(13)	-	-	(102)
Recoveries	23	8	4	-	-	35
Provision (Credit)	781	416	15	(176)	(30)	1,006
Ending balance	$4,910	$7,732	$107	$587	$376	$13,712

*Includes construction loans

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$751	$876	$-	$822	$33	$6
Residential real estate:
Residential	2,447	2,607	-	2,472	33	63
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	1,968	2,086	-	2,078	98	15
Construction	197	197	-	226	-	11
Home equities	1,577	1,677	-	1,613	48	16
Consumer and other	-	-	-	-	-	-
Total impaired loans	$6,940	$7,443	$-	$7,211	$212	$111

	At September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,147	$2,374	$808	$2,192	$101	$16
Residential real estate:
Residential	98	98	17	98	3	1
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	11,528	11,586	877	11,612	85	366
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer and other	35	60	35	38	2	1
Total impaired loans	$13,808	$14,118	$1,737	$13,940	$191	$384

	At September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,898	$3,250	$808	$3,014	$134	$22
Residential real estate:
Residential	2,545	2,705	17	2,570	36	64
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	13,496	13,672	877	13,690	183	381
Construction	197	197	-	226	-	11
Home equities	1,577	1,677	-	1,613	48	16
Consumer and other	35	60	35	38	2	1
Total impaired loans	$20,748	$21,561	$1,737	$21,151	$403	$495

	At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,304	$1,604	$-	$1,455	$125	$51
Residential real estate:
Residential	2,513	2,720	-	2,542	39	78
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,123	2,168	-	2,181	33	89
Construction	257	257	-	404	2	28
Home equities	1,559	1,621	-	1,606	51	30
Consumer and other	-	-	-	-	-	-
Total impaired loans	$7,756	$8,370	$-	$8,188	$250	$276

	At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$1,844	$1,913	$492	$1,898	$62	$53
Residential real estate:
Residential	71	72	1	72	2	1
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	1,054	1,083	296	1,062	50	-
Construction	4,179	4,201	1,175	4,180	194	-
Home equities	194	206	20	195	9	1
Consumer and other	43	68	43	45	3	3
Total impaired loans	$7,385	$7,543	$2,027	$7,452	$320	$58

	At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$3,148	$3,517	$492	$3,353	$187	$104
Residential real estate:
Residential	2,584	2,792	1	2,614	41	79
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	3,177	3,251	296	3,243	83	89
Construction	4,436	4,458	1,175	4,584	196	28
Home equities	1,753	1,827	20	1,801	60	31
Consumer and other	43	68	43	45	3	3
Total impaired loans	$15,141	$15,913	$2,027	$15,640	$570	$334

Troubled debt restructurings

The Company had $12.7 million and $5.1 million in loans that were restructured in a troubled debt restructuring (“TDR”) at September 30, 2017 and December 31, 2016, respectively.  Of those balances, $5.3 million and $1.2 million were in non-accrual status at September 30, 2017 and December 31, 2016, respectively.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective interest rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of September 30, 2017, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	September 30, 2017
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,525	$990	$535	$433
Residential real estate:
Residential	1,664	265	1,399	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	8,623	3,915	4,708	368
Construction	197	-	197	-
Home equities	625	129	496	-
Consumer and other	25	-	25	25
Total troubled restructured loans	$12,659	$5,299	$7,360	$826

	December 31, 2016
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$574	$532	$42	$147
Residential real estate:
Residential	1,949	227	1,722	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	1,617	313	1,304	-
Construction	257	-	257	-
Home equities	667	175	492	1
Consumer and other	26	-	26	26
Total troubled restructured loans	$5,090	$1,247	$3,843	$174

The Company’s TDRs have various agreements that involve deferral of principal payments, or interest-only payments, for a period (usually 12 months or less) to allow the borrower time to improve cash flow or sell the property.  Other common concessions leading to the designation of a TDR are lines of credit that are termed-out and/or extensions of maturities at rates that are less than the prevailing market rates given the risk profile of the borrower.

The following tables show the data for TDR activity by the type of concession granted to the borrower for the three month and nine month periods ended September 30, 2017 and 2016:

	Three months ended September 30, 2017			Three months ended September 30, 2016
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	1	$874	$874	-	$-	$-
Residential Real Estate & Construction:
Extension of maturity	1	133	151	-	-	-
Extension of maturity and
interest rate reduction	-	-	-	1	109	109
Commercial Real Estate & Construction:
Combination of concessions	1	4,179	3,397	-	-	-
Home Equities	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	1	$874	$874	-	$-	$-
Extension of maturity	-	-	-	1	24	24
Term-out line of credit	1	180	180	1	20	20
Residential Real Estate & Construction:
Extension of maturity	1	133	151	1	95	95
Extension of maturity and
interest rate reduction	-	-	-	1	109	109
Commercial Real Estate & Construction:
Extension of maturity	3	5,073	5,073	-	-	-
Combination of concessions	1	4,179	3,397	-	-	-
Home Equities:
Extension of maturity and
interest rate reduction	1	20	20	-	-	-
Consumer and other loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off.  There were no loans which were classified as TDRs during the previous 12 months which defaulted during each of the three month and nine month periods ended September 30, 2017 and 2016, respectively.

5. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three and nine month periods ended September 30, 2017, the Company had an average of 122,365 and 120,890 dilutive shares outstanding, respectively.  The Company had an average of 75,355 and 67,136 dilutive shares outstanding for the three and nine months periods ended September 30, 2016, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three month period ended September 30, 2017 there were no anti-dilutive shares outstanding. For the nine month period ended September 30, 2017, there was an average of 23,593 potentially anti-dilutive shares outstanding, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.  For both the three and nine month periods ended September 30, 2016, there were no anti-dilutive shares outstanding.

The Company issued 440,000 shares of common stock at $35.00 per share (including shares issued upon partial exercise of the underwriters’ allotment option in connection with the offering) in a registered common stock offering in January 2017.  The offering netted $14 million in additional capital after expenses.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and nine month periods ended September 30, 2017 and 2016:

	Balance at June 30, 2017	Net Change	Balance at September 30, 2017
	(in thousands)
Net unrealized loss on investment securities	$(175)	$(112)	$(287)
Net defined benefit pension plan adjustments	(1,965)	32	(1,933)
Total	$(2,140)	$(80)	$(2,220)

	Balance at June 30, 2016	Net Change	Balance at September 30, 2016
	(in thousands)
Net unrealized gain (loss) on investment securities	$1,384	$(376)	$1,008
Net defined benefit pension plan adjustments	(2,205)	40	(2,165)
Total	$(821)	$(336)	$(1,157)

	Balance at December 31, 2016	Net Change	Balance at September 30, 2017
	(in thousands)
Net unrealized (loss) gain on investment securities	$(365)	$78	$(287)
Net defined benefit pension plan adjustments	(2,059)	126	(1,933)
Total	$(2,424)	$204	$(2,220)

	Balance at December 31, 2015	Net Change	Balance at September 30, 2016
	(in thousands)
Net unrealized gain on investment securities	$475	$533	$1,008
Net defined benefit pension plan adjustments	(2,285)	120	(2,165)
Total	$(1,810)	$653	$(1,157)

	Three months ended September 30, 2017			Three months ended September 30, 2016
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment
securities:
Unrealized loss on investment
securities	$(186)	$74	$(112)	$(605)	$229	$(376)

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains
Amortization of prior service cost (a)	$7	$(3)	$4	$8	$(3)	$5
Amortization of actuarial loss (a)	44	(16)	28	56	(21)	35
Net change	51	(19)	32	64	(24)	40

Other Comprehensive Income	$(135)	$55	$(80)	$(541)	$205	$(336)

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit (b)	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain on investment
securities:
Unrealized gain on investment
securities	$117	$(39)	$78	$860	$(327)	$533

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains
Amortization of prior service cost (a)	$23	$(4)	$19	$24	$(9)	$15
Amortization of actuarial loss (a)	130	(23)	107	168	(63)	105
Net change	153	(27)	126	192	(72)	120

Other Comprehensive Income	$270	$(66)	$204	$1,052	$(399)	$653

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”
(b)	Tax benefit includes impact of re-valuation of deferred tax asset due to increase in marginal federal income tax rate from 34% to 35%.

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities.  The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2017 and 2016.

	Three months ended September 30, 2017
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$11,120	$(25)	$11,095
Provision for loan losses	161	-	161
Net interest income (expense) after
provision for loan losses	10,959	(25)	10,934
Non-interest income	1,196	-	1,196
Insurance service and fees	108	2,061	2,169
Amortization expense	-	28	28
Non-interest expense	8,315	1,493	9,808
Income before income taxes	3,948	515	4,463
Income tax provision	542	198	740
Net income	$3,406	$317	$3,723

	Three months ended September 30, 2016
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$9,103	$(34)	$9,069
Provision for loan losses	1,006	-	1,006
Net interest income (expense) after
provision for loan losses	8,097	(34)	8,063
Non-interest income	1,480	-	1,480
Insurance service and fees	100	1,755	1,855
Non-interest expense	7,561	1,150	8,711
Income before income taxes	2,116	571	2,687
Income tax provision	251	220	471
Net income	$1,865	$351	$2,216

	Nine months ended September 30, 2017
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$30,934	$(77)	$30,857
Provision for loan losses	136	-	136
Net interest income (expense) after
provision for loan losses	30,798	(77)	30,721
Non-interest income	3,727	-	3,727
Insurance service and fees	313	5,936	6,249
Amortization expense	-	84	84
Non-interest expense	23,836	4,288	28,124
Income before income taxes	11,002	1,487	12,489
Income tax provision	2,430	572	3,002
Net income	$8,572	$915	$9,487

	Nine months ended September 30, 2016
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$25,943	$(98)	$25,845
Provision for loan losses	838	-	838
Net interest income (expense) after
provision for loan losses	25,105	(98)	25,007
Non-interest income	3,434	-	3,434
Insurance service and fees	332	4,843	5,175
Non-interest expense	22,439	3,519	25,958
Income before income taxes	6,432	1,226	7,658
Income tax provision	1,253	472	1,725
Net income	$5,179	$754	$5,933

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

	September 30,	December 31,
	2017	2016
	(in thousands)

Commitments to extend credit	$230,790	$217,581
Standby letters of credit	2,875	3,736
Total	$233,665	$221,317

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer.  The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets.  Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank.  The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first nine months of 2017 or during 2016.

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

The Bank made a $1 million contribution to the defined benefit pension plan during the first nine months of 2017.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and nine month periods ended September 30, 2017 and 2016:

	Three months ended September 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2017	2016	2017	2016

Service cost	$-	$-	$42	$47
Interest cost	55	55	35	36
Expected return on plan assets	(69)	(66)	-	-
Amortization of prior service cost	-	-	7	8
Amortization of the net loss	23	22	21	34
Net periodic cost (benefit)	$9	$11	$105	$125

	Nine months ended September 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2017	2016	2017	2016

Service cost	$-	$-	$126	$141
Interest cost	163	165	103	108
Expected return on plan assets	(206)	(197)	-	-
Amortization of prior service cost	-	-	23	24
Amortization of the net loss	69	66	61	102
Net periodic cost (benefit)	$26	$34	$313	$375

10.  INCOME TAXES

In 2017, the Company recognized the impact of its investments in partnerships that incurred expenses related to the rehabilitation of certified historic structures located in New York State after the historic structures were placed in service.  At the time a historic structure is placed in service, the Bank is eligible for a federal and New York State tax credit.  The Company’s accounting policies related to these investments and the resulting tax credits is detailed in Note 1 to the audited Consolidated Financial Statements on Form 10-K for the year ended December 31, 2016.

The following table presents the impact to the results of operations for the three and nine month periods ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	(in thousands)		(in thousands)

	2017	2016	2017	2016

Loss on tax credit investment	$(1,338)	$-	$(2,257)	$(2,139)
Refundable state historic tax credit	972	-	1,619	1,508
Income tax benefit	660	380	896	757
Total HTC income	$294	$380	$258	$126

11.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  The objective of this ASU is to require entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This ASU modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other guidance. The ASU also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations.  The Company will adopt the guidance in the first quarter of 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the new revenue recognition standard does not have a material impact on the Company’s consolidated financial statements. The Company’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts. While we have not identified any material changes related to the timing or amount of revenue recognition, management will continue to evaluate disaggregation for significant categories of revenue in the scope of the guidance.

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

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  This ASU is part of the FASB’s Simplification Initiative.  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Some of the areas of simplification apply only to nonpublic entities.  The standard was adopted effective January 1, 2017.  One part of this ASU that impacted the Company was the elimination of the concept of a tax windfall pool.  Previously, an entity determined for each award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes resulted in either an excess benefit or a tax deficiency.  Excess tax benefits were recognized in additional paid-in-capital; tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement.  Excess tax benefits were not recognized until the deduction reduced taxes payable.  Under the new standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement in the period in which they are incurred.  The impact was a tax benefit of $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2017, respectively.

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

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.  Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold.  The main objective of this ASU (commonly known as the Current Expected Credit Loss Impairment Model, or CECL, in the industry) is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in CECL replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The amendments in CECL are effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The FASB expects that an entity will be able to leverage its current systems and methods for recording the allowance for credit losses.  However, many financial institutions, particularly community banks similar in size to the Company and industry groups like the American Bankers Association, have expressed concern about the impact of CECL.  The life of loan loss concept presents complexities that can decrease capital, and add both volatility to ALLL estimates and additional costs.  CECL may increase the ALLL, though many factors will determine the impact for each bank.  Changes in expectations of future economic conditions play a large role in CECL and can significantly affect the credit loss estimate.  A challenge for the Company could be the operational impact.  Costly new systems and processes to track loan performance may need to be purchased or developed.  Significant procedural challenges may be faced both in implementation and on an ongoing basis.  The total impact of CECL to the Company’s financial statements is unknown but may be material.  Implementation of CECL will be a significant project for the Company through the projected implementation date of January 1, 2020.

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

ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities.  The objective of this ASU is to amend the amortization period for certain purchased callable debt securities held at a premium.  The FASB is shortening the amortization period for the premium to the earliest call date.  Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the investment.  Current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised.  As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings.  The amendments do no not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company does hold callable debt securities that were purchased at a premium and is currently evaluating the impact of the standard on its financial reporting.

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

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is performed annually as of December 31st.  No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its carrying value.  There were no triggering events in the nine month period ended September 30, 2017 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total loans grew to $998 million at September 30, 2017, a $22 million or 2% increase from total loans of $976 million at June 30, 2017 and a $55 million or 6% increase from $943 million at December 31, 2016.

Loans secured by real estate were $788 million at September 30, 2017, reflecting a $22 million or 3% increase from $766 million at June 30, 2017 and a $45 million or 6% increase from $743 million at December 31, 2016.  Commercial and multi-family real estate loans were $493 million at September 30, 2017, $16 million higher than the $477 million balance at the end of the second quarter of 2017 and $30 million higher than the balance of $462 million at the end of 2016.  Commercial real estate is the largest part of the Company’s loan portfolio and has historically been the highest growth segment of the portfolio.  The market for commercial real estate in the Company’s footprint in Western New York has been strong over the past two years.  The demand, along with the Company’s dedicated resources and proficiency in commercial real estate lending, led to strong growth at an annualized rate of 13% in the third quarter of 2017.

In the third quarter of 2017, residential mortgage originations were $12 million compared with the previous quarter’s originations of $6 million and $10 million in last year’s third quarter.  Residential mortgages sold in the third quarter of 2017 equated to approximately 38% of the residential mortgages originated by the Company during this quarter, as compared with 39% of residential mortgages originated during the second quarter of 2017 and 17% in the third quarter of 2016.  The Company originated $29 million in residential mortgages in the first nine months of 2017 and sold 34% of those loans, compared with $25 million and 20%, respectively, in the first nine months of 2016.  Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio.  The C&I portfolio was $207 million at September 30, 2017, representing a $1 million decrease from $208 million at June 30, 2017, but $10 million or 5% higher than the $197 million balance at December 31, 2016.  Commercial loan demand rebounded in the second and third quarter after weaker commercial loan demand in late fourth quarter of 2016 and early first quarter of 2017.  C&I loan growth has been impacted by the Company’s concerted effort to exit leveraged syndicated national credits (“SNC”).  A $9 million leveraged SNC loan was sold in the second quarter and the Company chose not to participate in the renewal of another $11 million leveraged SNC loan in the third quarter of 2017 resulting in an early payoff of the balance.  The Company has $12 million remaining in its leveraged SNC portfolio as of September 30, 2017.  While the Company is not actively marketing these remaining loans, it does not plan to originate any new loans in the leveraged SNC portfolio in the foreseeable future.

Credit Quality of Loan Portfolio

Total non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $13 million, or 1.34% of total loans outstanding at September 30, 2017, compared with $14 million, or 1.42% of total loans outstanding, as of June 30, 2017 and $12 million, or 1.28% of total loans outstanding, as of December 31, 2016.  The $1 million decrease in non-performing loans since June 30, 2017 reflects the extension of a matured loan that was 90 days past due as of the end of the second quarter.  That particular loan has paid as agreed since the extension and is therefore considered a performing loan as of September 30, 2017.

Troubled debt restructurings (“TDRs”) increased from $5 million at December 31, 2016 and $9 million at June 30, 2017 to $13 million at September 30, 2017.  The increase in the first six months of the year is attributable to a single commercial real estate loan of $5 million that matured in the first quarter and was subsequently extended.  While the borrower was considered by management to be financially troubled due to a high loan to collateral value ratio, the Company expects the borrower to pay the principal and interest of the restructured terms as contracted, and, therefore, the loan remains in accruing status.  The increase in the third quarter is due to a $4 million non-accruing commercial construction loan that was restructured during the quarter with new terms including a new maturity date, amortization, payments, and rate.  At the time of restructuring, there was a $0.7 million paydown and a $0.1 million charge-off.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $38 million at September 30, 2017, a $1 million decrease from $39 million at June 30, 2017, but approximately unchanged from the $38 million in criticized loans at December 31, 2016.  The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time.  As noted in Note 4 to the Company’s Unaudited Financial Statements included in Part I of this Quarterly Report on Form 10-Q, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio.  The allowance for loan losses totaled $14.2 million or 1.42% of total loans outstanding at September 30, 2017, compared with $14.2 million or 1.45% of total loans outstanding as of June 30, 2017 and $13.9 million or 1.48% of total loans outstanding at December 31, 2016.  The Company recorded $0.2 million in provision for loan losses in the third quarter of 2017, compared with $0.4 million during the 2017 second quarter and $1.0 million in last year’s third quarter.  The fluctuation in provision for loan losses reflects the loan growth and criticized loan trends of the current quarter compared to the two comparative quarters.  The net charge-off (recovery) ratio for the third quarter of 2017 was 0.06% of average net loans, compared with a ratio of (0.08) % and 0.03% in the second quarter of 2017 and third quarter of 2016, respectively.

Investing Activities

Total securities increased to $153 million at September 30, 2017 from $143 million at June 30, 2017 and $97 million at December 31, 2016.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $1 million at September 30, 2017, compared with $2 million at June 30, 2017 and $1 million at December 31, 2016.  The Company has purchased investment securities to leverage the capital generated in the common equity issuance in the first quarter of 2017.  While management plans to leverage the capital with loan growth over the long term, investment securities have been purchased to generate more immediate returns.  Average investment securities and interest-bearing cash were 14% of average interest-earning assets in the third quarter of 2017, compared with 13% in the second quarter of 2017 and 11% in last year’s third quarter.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities at 59% of total investment securities at September 30, 2017, compared with 57% at June 30, 2017 and 49% at December 31, 2016.  The concentration in tax-advantaged debt securities issued by state and political subdivisions and U.S. government-sponsored agency bonds was 23% and 18%, respectively, of the total securities portfolio at September 30, 2017, compared with 24% and 19% at June 30, 2017 and 38% and 13% at December 31, 2016.

Management believes that the credit quality of the securities portfolio as a whole is strong, as the portfolio has no individual securities in a significant unrealized loss position.  The total net unrealized loss position of the available-for-sale investment portfolio was $0.5 million at September 30, 2017, compared with $0.3 million at June 30, 2017 and $0.6 million at December 31, 2016.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at September 30, 2017 were $1.03 billion, a $13 million or 1% increase from $1.02 billion at June 30, 2017 and a $92 million or 10% increase from $940 million at December 31, 2016.  The growth in the first nine months of 2017 reflected growth in savings deposits of $44 million, time deposits of $26 million, demand deposits of $14 million, and NOW deposits of $8 million.  All of the savings deposit growth is attributable to municipal deposits.  The Company hired a new director of government banking and has more aggressively pursued municipal deposits in 2017.  The Company’s most successful effort in attracting new retail deposits through the first nine months of 2017 has been in time deposits as customers have returned to maturity deposits with increases in short-term interest rates.  Due to the transactional nature of demand deposits, average balances are a useful metric to meaningfully measure sustained growth rates.  Average demand deposits were $214 million in the third quarter of 2017, a 4% increase from $205 million in the second quarter of 2017 and 14% higher than the $187 million average balance in the third quarter of 2016.  Of the Company’s $27 million in average demand deposit growth over the past twelve months, $19 million was in commercial accounts, $5 million in municipal accounts, and $3 million in retail consumer accounts.

The Company had $34 million in other borrowings at September 30, 2017, which consisted of a $10 million long-term advance with the FHLBNY scheduled to mature in 2020 and $24 million in overnight borrowings with the FHLBNY.  Other borrowings were $15 million at June 30, 2017 and $28 million at December 31, 2016.  The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk.

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

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$970,988	$11,659	4.76%	$875,999	$9,620	4.37%
Taxable securities	117,888	706	2.38%	74,172	385	2.06%
Tax-exempt securities	35,103	202	2.28%	37,853	235	2.47%
Interest bearing deposits at banks	1,713	7	1.62%	1,162	1	0.34%

Total interest-earning assets	1,125,692	$12,574	4.43%	989,186	$10,241	4.12%

Non interest-earning assets:

Cash and due from banks	13,683			13,802
Premises and equipment, net	10,892			11,557
Other assets	48,312			44,130

Total Assets	$1,198,579			$1,058,675

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$91,962	$50	0.22%	$86,428	$50	0.23%
Savings	545,900	667	0.48%	487,168	574	0.47%
Time deposits	163,087	535	1.30%	115,644	353	1.21%
Other borrowed funds	30,347	111	1.45%	44,577	94	0.84%
Junior subordinated debentures	11,330	111	3.89%	11,330	95	3.34%
Securities sold U/A to repurchase	9,547	5	0.21%	13,400	6	0.18%

Total interest-bearing liabilities	852,173	$1,479	0.69%	758,547	$1,172	0.61%

Noninterest-bearing liabilities:
Demand deposits	214,228			187,201
Other	15,035			16,860
Total liabilities	$1,081,436			$962,608

Stockholders' equity	117,143			96,067

Total Liabilities and Equity	$1,198,579			$1,058,675

Net interest earnings		$11,095			$9,069

Net interest margin			3.91%			3.65%

Interest rate spread			3.74%			3.51%

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$945,828	$32,551	4.60%	$816,712	$27,228	4.45%
Taxable securities	93,848	1,705	2.43%	71,941	1,323	2.46%
Tax-exempt securities	35,541	636	2.39%	38,314	695	2.42%
Interest bearing deposits at banks	8,152	62	1.02%	11,949	45	0.50%

Total interest-earning assets	1,083,369	$34,954	4.31%	938,916	$29,291	4.17%

Non interest-earning assets:

Cash and due from banks	13,326			12,852
Premises and equipment, net	11,048			11,321
Other assets	47,269			42,973

Total Assets	$1,155,012			$1,006,062

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$94,481	$155	0.22%	$87,864	$213	0.32%
Regular savings	532,623	1,927	0.48%	469,470	1,711	0.49%
Time deposits	153,423	1,476	1.29%	113,054	1,048	1.24%
Other borrowed funds	18,764	208	1.48%	21,988	182	1.11%
Junior subordinated debentures	11,330	315	3.72%	11,330	273	3.22%
Securities sold U/A to repurchase	10,856	16	0.20%	13,252	19	0.19%

Total interest-bearing liabilities	821,477	$4,097	0.67%	716,958	$3,446	0.64%

Noninterest-bearing liabilities:
Demand deposits	205,380			180,472
Other	14,649			14,632
Total liabilities	$1,041,506			$912,062

Stockholders' equity	113,506			94,000

Total Liabilities and Equity	$1,155,012			$1,006,062

Net interest earnings		$30,857			$25,845

Net interest margin			3.81%			3.68%

Interest rate spread			3.64%			3.53%

Net Income

Net income was $3.7 million, or $0.76 per diluted share, in the third quarter of 2017, compared with
$2.6 million, or $0.54 per diluted share, in the second quarter of 2017 and $2.2 million, or $0.51 per diluted share, in last year’s third quarter.  The increase over both prior periods primarily reflects higher net interest income and a lower provision for loan losses.  Return on average equity was 12.71% for the third quarter of 2017 compared with 9.13% in the second quarter and 9.23% in the third quarter of 2016.

The Company had net income of $9.5 million, or $1.96 per diluted share, in the first nine months of 2017, a 60% increase from $5.9 million, or $1.37 per diluted share, in the comparable period of 2016.  The increase reflected growth in net interest income and non-interest income and a reduction in the provision for loan losses.  Return on average equity improved from 8.42% in the first nine months of 2016 to 11.14% in the nine month period ended September 30, 2017.

Other Results of Operations – Quarterly Comparison

Net interest income increased $1.0 million, or 10%, from the second quarter of 2017 and $2.0 million, or 22%, from the prior-year third quarter to $11.1 million in the third quarter of 2017.  The increase was driven by average interest-earning asset growth, particularly loans, as well as a widening of the net interest margin.  Average commercial loans, including both commercial real estate and commercial and industrial loans, were $789 million in the 2017 third quarter, 3% higher than $763 million in the second quarter and 11% higher than $712 million in the 2016 third quarter.

Net interest income benefited $0.4 million in the quarter from the payoff in full of two unrelated loans that were formerly in nonaccrual status.  At the time of the payoff, $0.4 million in interest payments previously received were recognized as income.  The benefit contributed 14 basis points toward the quarter’s net interest margin and 16 basis points toward the average loan yield during the quarter.

Third quarter net interest margin of 3.91% increased 17 basis points from the 2017 second quarter and 26 basis points from the third quarter of 2016.  Loan yields benefited from variable loan re-pricing due to an increase in the prime rate as the Federal Reserve increased its target rate by 75 basis points since late in 2016, including 25 basis points at its June 2017 meeting.  Funding costs increased during the quarter as the cost of interest-bearing liabilities was 0.69% in the third quarter of 2017 compared with 0.65% in the second quarter of 2017 and 0.61% in the third quarter of 2016.  Some of the increase in funding costs was due to an increase in time deposit rates given higher market rates and increased competition.    With the Company and most competitors keeping savings rates flat due to the high cost of re-pricing large savings portfolios, the primary tool to gather consumer deposits is through time deposits.  Time deposit customers tend to be more rate sensitive so banks need to keep rates at competitive levels to attract new time deposits.  The average cost of time deposits was 1.30% in the third quarter of 2017, compared with 1.28% in the second quarter of 2017 and 1.21% in the third quarter of 2016.  When compared with the second quarter of 2017, the increase in the overall cost of interest-bearing liabilities was also a result of higher usage of wholesale borrowings, which increased from 4% of interest-bearing liabilities in the second quarter of 2017 to 6% in the third quarter of 2017.  When compared with last year’s third quarter, the increase in the rates paid on overnight borrowings contributed to the higher cost of interest-bearing liabilities in the third quarter of 2017.  The average rate paid on borrowings in the third quarter of 2017 was 1.76%, compared with 1.12% in last year’s third quarter, reflecting the increase in the federal funds rate.

The $0.2 million provision for loan losses for the third quarter of 2017 reflects the loan growth in the quarter, somewhat offset by a decrease in criticized loans and a decrease in specific reserves on impaired loans.  The 2017 third quarter provision for loan losses is lower than the $0.4 million recorded in the second quarter of 2017 and $1.0 million in the third quarter of 2016.  Both of the comparative periods experienced higher loan growth and an increase in criticized loans.

Non-interest income was $3.4 million in the third quarter of 2017, compared with $3.1 million in the second quarter of 2017 and $3.3 million in the prior year third quarter.  Each of the third quarter and second quarter of 2017 included the impact of a net reduction of noninterest income related to investments in historic rehabilitation tax credits.  There was no comparable transaction in the third quarter of 2016.

The Company’s community focus and support extends to financing historic rehabilitation projects in the City of Buffalo and the Company enhances its yield by investing in the related tax credits.  When a project is completed, the Company begins to recognize tax benefits with an associated reduction in the investment.  In the third quarter of 2017, the positive net impact to net income was $0.3 million as a $1.0 million refundable New York State tax credit was recorded in non-interest income and a corresponding $0.6 million tax benefit was realized in income tax expense, offset by a $1.3 million write-off on the investment.  The write-off was contemplated during the pricing of the initial investment in the tax credit project, which ensures that the Company earns its desired return on investment.  The Company will recognize an additional $0.2 million tax benefit from these projects in the fourth quarter of 2017 to complete the transaction.  The net impact to non-interest income in the third quarter of 2017 from investing in historic tax credits was a reduction of $0.4 million, compared with a reduction of $0.3 million in this year’s second quarter and no impact in the third quarter of 2016.

Insurance revenue increased $0.3 million from each of the second quarter of 2017 and last year’s third quarter to $2.2 million in the third quarter of 2017.  Part of the increase from the second quarter of 2017 is seasonal in nature as commercial lines revenue has a large number of policies that renew in July.  Employee benefits revenue, an important focus for the Company after hiring a couple industry veterans, experienced significant growth in the quarter, particularly when compared with the prior year’s third quarter.  The year-over-year increase was also driven by continued growth in commercial lines insurance commissions and personal lines revenue bolstered by revenue from the two recent insurance agency acquisitions.

Non-interest expenses of $9.8 million in the third quarter of 2017 increased 13% from the prior-year period and 6% from the second quarter of 2017.  Salaries and benefits costs were $6.3 million in the third quarter of 2017, an increase of 5% from the second quarter of 2017 and 17% from last year’s third quarter.  The increase in salaries and benefits reflects strategic personnel hires to support the Company’s continued growth, as well as an increase in incentive compensation, benefits costs, and severance expenses.

Technology and communications expenses were $0.7 million in the third quarter of 2017, an increase of $0.2 million from last year’s third quarter, but down from $0.8 million in the second quarter of 2017.  Technology expenses increased from the prior year period due to a new online banking platform that was implemented in the second quarter of 2017 and a new core banking system that was converted in 2016.  Although the new core system was implemented in the beginning of the second quarter of 2016, there were credits and rebates associated with the new contract that were applied in the third quarter of 2016.

The Company’s efficiency ratio in the third quarter of 2017 improved to 66.2%, lower than the 68.9% in the second quarter of 2017 and 70.2% in last year’s third quarter.  The reduction reflects the Company’s significant net interest income growth.

Income tax expense was $0.7 million, or an effective tax rate of 16.6%, for the third quarter of 2017 compared with $0.9 million, or 24.8%, in the second quarter of 2017 and $0.5 million, or 17.5%, in last year’s third quarter.  The effective tax rate for each of the quarters reflects the benefit of the previously noted tax credit investment transactions.  Excluding the impact of the historic tax credits, the effective tax rates were 29.0%, 29.3%, and 31.7% in the third quarter of 2017, the second quarter of 2017, and the third quarter of 2016, respectively.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $30.9 million for the first nine months of 2017, a $5.0 million or 19% increase from the first nine months of 2016. The increase in net interest income is attributable to a $144 million or 15% increase in average interest-earning assets and a 13 basis point increase in net interest margin. The increase in average interest-earning assets reflects average loan growth of $129 million or 16% to $946 million during the first nine months of 2017. Most of the growth was in commercial loans, including $76 million in average commercial real estate loans and $34 million in average C&I loans.

The Company’s net interest margin increased 13 basis points from 3.68% in the first nine months of 2016 to 3.81% in the first nine months of 2017.   The yield on average interest-earning assets increased 14 basis points from 4.17% to 4.31%. Average loan yields increased 15 basis points from 4.45% to 4.60%. Loan yields have benefited from variable loan re-pricing due to increases in the prime rate related after the Federal Reserve raised its target rate by 75 basis points between December 2016 and September 30, 2017.  The cost of interest-bearing liabilities was 0.67% for the nine month period ended September 30, 2017, an increase of 3 basis points from the prior year period.  Time deposit rates increased from 1.24% in the nine month period ended September 30, 2016 to 1.29% in the current year period.  Over the same periods, respectively, average other borrowings rates increased from 1.11% to 1.49% and junior subordinated debentures increased from 3.22% to 3.72%.  With the rise in short-term interest rates in 2017, competitive time deposit rates increased in the market and promotional pricing of time deposits resulted in the increase in the Company’s overall time deposit portfolio rate.  The other borrowings rate reflects the increase in the federal funds rate and the junior subordinated debentures increased rate reflects the higher 3 month LIBOR rate in 2017.  These rate increases were somewhat offset by a decrease in average NOW rates of 10 basis points and average savings deposit rates of 1 basis point.  Consumer NOW rates were reduced by the Bank in late 2016 while most savings deposit product rates were unchanged, with the slight decrease in the portfolio’s overall rate resulting from a higher concentration of lower-cost municipal savings deposits.

The Company recorded $0.1 million in provision for loan losses in the nine month period ended September 30, 2017, compared with a provision of $0.8 million in the first nine months of 2016. The lower provision in the first nine months of 2017 is attributable to a sustained period of low charge-offs impacting historical loss rates in the reserve calculation, net recoveries in the first nine months of 2017 of $0.1 million, and lower loan growth in the nine month period ended September 30, 2017.

Non-interest income for the first nine months of 2017 of $10.0 million increased $1.4 million from the prior year period. The increase was predominantly a result of increased insurance service and fee revenue.  Insurance service and fee revenue, the largest component of non-interest income, was $6.2 million for the nine month period ended September 30, 2017,  a 21% increase from $5.2 million in the comparable period of the prior year. Several business lines contributed to the increase, including profit sharing, commercial lines property and casualty commissions, personal lines property and casualty commissions, claims services revenue, and employee benefits revenue.

Total non-interest expense increased to $28.2 million in the first nine months of 2017, $2.2 million or 9% higher than the nine month period ended September 30, 2016. The increase was mostly attributable to an increase in salaries and employee benefits costs. Salaries and employee benefits costs were $18.1 million for the first nine months of 2017, a $1.7 million or 10% increase from $16.4 million in the prior year period. The year-over-year increase in salary and benefits expense reflects annual merit increases, personnel hires to support the Company’s growth strategy, and higher incentive compensation. Technology and communications expenses increased $0.5 million to $2.1 million for the first nine months of 2017, reflecting additional expense related to the Company’s conversion to a new online banking platform in the second quarter of 2017 and a new core banking system in 2016.

The Company’s efficiency ratio for the first nine months of 2017 was 67.8%, compared with 74.0% during the prior-year period. The improvement in the ratio reflects the increase in net interest income and non-interest income,  partially offset by the increase in non-interest expenses.

An income tax expense of $3.0 million was recorded for the nine month period ended September 30, 2017, compared with $1.7 million in the first nine months of 2016. The difference reflected the increase in taxable income in 2017 as well as the impact of historic tax credits.  A benefit of $0.9 million was recorded in the first nine months of 2017, compared with $0.8 million in the comparative period in 2016.   The effective tax rate for the first nine months of 2017 was 24.0%, compared with 22.5% in the comparable 2016 period. Excluding the impact of the historic tax credit and the write-off of the tax credit investment recognized in non-interest income, the current year-to-date effective tax rate was 29.7%, compared with 31.0% in the first nine months of 2016.  The lower rate reflects the benefit from discrete tax deductions related to stock compensation in the nine month period ended September 30, 2017.  The change in accounting for stock compensation as it relates to taxable income is described in more detail in Note 11 to the Unaudited Consolidated Financial Statements for the period ended September 30, 2017.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a  Tier 1 leverage ratio of 10.38% at September 30, 2017, compared with 10.57% at June 30, 2017 and 9.49%  at December 31, 2016.  The increase from the end of 2016 reflects the impact of the Company’s registered common stock offering in January 2017 which netted $14 million in additional capital after expenses.  The Company issued 440,000 shares of common stock at $35.00 per share (including shares issued upon partial exercise of the underwriters’ allotment option in connection with the offering).  The offering was accretive to book value per share.  Book value per share increased to $24.60 at September 30, 2017, compared with $24.21 at June 30, 2017, and $22.50 at December 31, 2016.

On August 15, 2017, the Company declared a semi-annual cash dividend of $0.40 per share on the Company’s outstanding common stock.  The dividend was paid on October 3, 2017 to shareholders of record as of September 12, 2017.  Earlier in the year, a $0.40 dividend was declared in February 2017 and paid in  April 2017.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  The Company uses the Federal Home Loan Bank of New York (“FHLBNY”) as its primary source of overnight funds and also has one long-term advance with FHLBNY.  The Company had $34 million in borrowed funds at FHLBNY at September 30, 2017, compared with  $15 million and $28 million at June 30, 2017 and December 31, 2016, respectively.  The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements.    As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Advances of up to $180 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At September 30, 2017, approximately 5% of the Bank’s securities had contractual maturity dates of one year or less and approximately 22% had maturity dates of five years or less.  Additionally, mortgage-backed securities, which comprise 59% of the investment portfolio at September 30, 2017, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases.  In the Company’s internal stress test at September 30, 2017, the Company had net short-term liquidity of $194 million as compared with $248 million at December 31, 2016.  Available assets of $154 million, divided by public and purchased funds of $239 million, resulted in a long-term liquidity ratio of 64% at September 30, 2017, compared with 58% at December 31, 2016.

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
	(in thousands)

	September 30, 2017	December 31, 2016
Changes in interest rates

+200 basis points	$1,953	$1,838
+100 basis points	2,801	2,590

-100 basis points	(3,664)	NM
-200 basis points	NM	NM

Many assumptions were utilized by management to calculate the impact that changes in interest rates may have on the Bank’s net interest income.  The more significant assumptions related to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities.  The Bank assumed immediate changes in rates including 200 basis point rate changes.    In each of the 100 and 200 basis point rate reduction scenarios, the applicable rate changes may be limited to lesser amounts such that interest rates are not less than zero. The Company included the 100 basis point reduction scenario results in the preceding table as of September 30, 2017 as this scenario offers more meaningful results now that the Federal Reserve has increased the federal funds rate 75 basis points between December 31, 2016 and September 30, 2017.  The projected negative impact to net interest income in this scenario reflects the Company’s asset sensitive position on its balance sheet.  The assumptions in the Company’s projections are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions such as those previously described, which management may take to counter such changes.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Bank’s projected net interest income.

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of September 30, 2017 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of 2017, the Company purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 2017:
July 1, 2017 - July 31, 2017	498	$41.95	-	5,994
August 2017:
August 1, 2017 - August 31, 2017	341	$40.95	-	5,994
September 2017:
September 1, 2017 - September 30, 2017	-	$-	-	5,994

Total:	839	$41.54	-	5,994

(1)

The total shares purchased in the period represent shares constructively tendered to the Company by attestation in satisfaction of the exercise price due upon exercise of options issued pursuant to the Company’s 2009 Long-Term Incentive Plan.  The “average price paid per share” reported in the table above, with respect to such shares, reflects the fair market value of the Company’s common stock on the exercise date, which was the closing sales price of the Company’s common stock as reported on NYSE American on that date.

(2)

On March 25, 2013, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock.  The repurchase program has no fixed expiration date but may be suspended or discontinued at any time.  The maximum number of shares that may be purchased under this program as of September 30, 2017 was 5,994.

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – September 30, 2017 and December 31, 2016; (ii) Unaudited Consolidated Statements of Income – Three months ended September 30, 2017 and 2016; (iii) Unaudited Consolidated Statements of Income – Nine months ended September 30, 2017 and 2016; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended September 30, 2017 and 2016; (v) Unaudited Statements of Consolidated Comprehensive Income – Nine months ended September 30, 2017 and 2016; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Nine months ended September 30, 2017 and 2016; (vii) Unaudited Consolidated Statements of Cash Flows – Nine months ended September 30, 2017 and 2016; and (vii) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                             Evans Bancorp, Inc.

DATE

November 2, 2017

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

November 2, 2017

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer)