Form 10-K
period 2017-12-31
EVANS BANCORP INC
filed 2018-03-01
CIK 842518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2017

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-35021

EVANS BANCORP, INC.

(Exact name of registrant as specified in its charter)

New York	16-1332767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Grimsby Drive, Hamburg, New York	14075
(Address of principal executive offices)	(Zip Code)

(716) 926-2000
Registrant’s telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.50 per share	NYSE American LLC

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” "accelerated filer,"  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller reporting company
(do not check if a smaller reporting company)	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act□

On June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $183 million, based upon the closing sale price of a share of the registrant’s common stock on NYSE American, LLC.

As of February 26, 2018, 4,787,550 shares of the registrant’s common stock were outstanding.

Exhibit Index on Page 116

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2018 Annual Meeting of Shareholders, to be held on April 26, 2018, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; loan losses in excess of the Company’s allowance for loan losses; complications related to the Bank’s core systems conversion; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board (“FASB”) and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in the financial performance and/or condition of the Company’s borrowers; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Annual Report on Form 10-K including the risk factors described in Item 1A, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission.  Many of these factors are beyond the Company’s control and are difficult to predict.

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

Item 1.BUSINESS

EVANS BANCORP, INC.

Evans Bancorp, Inc. (the “Company”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  The principal office of the Company is located at One Grimsby Drive, Hamburg, NY 14075 and its telephone number is (716) 926-2000.  This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of Evans Bank.  The Company was incorporated on October 28, 1988, but the continuity of its banking business is traced to the organization of the Evans National Bank of Angola on January 20, 1920.  Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”  The Company’s common stock is traded on the NYSE American, LLC under the symbol “EVBN.”

At December 31, 2017, the Company had consolidated total assets of $1.3 billion, deposits of $1.1 billion and stockholders’ equity of $118 million.

The Company’s primary business is the operation of its subsidiaries.  It does not engage in any other substantial business activities.  The Company has two direct wholly-owned subsidiaries: (1) Evans Bank, N.A. (the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York; and (2) Evans National Financial Services, LLC (“ENFS”), which owns 100% of the membership interests in The Evans Agency, LLC (“TEA”), which sells various premium-based insurance policies on a commission basis.  At December 31, 2017, the Bank represented 99% and ENFS represented 1% of the consolidated assets of the Company.  Further discussion of our segments is included in Note 18 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Evans Bank

The Bank is a nationally chartered bank that has its headquarters at One Grimsby Drive, Hamburg, NY, and a total of 14 full-service banking offices in Erie County, Niagara County, and Chautauqua County, NY.

At December 31, 2017, the Bank had total assets of $1.3 billion, investment securities of $149 million, net loans of $1.1 billion, deposits of $1.1 billion and stockholders’ equity of $108 million, compared with total assets of $1.1 billion, investment securities of $97 million, net loans of $929 million, deposits of $940 million and stockholders’ equity of $90 million at December 31, 2016.  The Bank offers deposit products, which include checking and negotiable order of withdrawal (“NOW”) accounts, savings accounts, and certificates of deposit, as its principal source of funding.  The Bank’s deposits are insured up to the maximum permitted by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

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

The Evans Agency, LLC

TEA, a property and casualty insurance agency, is a wholly-owned subsidiary of ENFS.  TEA is headquartered in Hamburg, NY, with offices located throughout Western New York.  TEA is a full-service insurance agency offering personal, commercial and financial services products.  For the year ended December 31, 2017, TEA had total revenue of $8 million.

TEA’s primary market area is Erie, Chautauqua, Cattaraugus and Niagara counties.  Most lines of personal insurance are provided, including automobile, homeowners, boat, recreational vehicle, landlord, and umbrella coverage.  Commercial insurance products are also provided, consisting of property, liability, automobile, inland marine, workers compensation, bonds, crop and umbrella insurance.  TEA also provides the following financial services products:  employee benefits, life and disability insurance, Medicare supplements, long term care, annuities, mutual funds, retirement programs and New York State Disability.

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

As an approximate indication of the Company’s competitive position, the Bank had the sixth most deposits in the Buffalo, NY metropolitan statistical area according to the FDIC’s annual deposit market share report as of June 30, 2017 with 2% of the total market’s deposits of $41 billion.  By comparison, the market leaders, M&T Bank and Key Bank, had 80% of the county’s deposits combined.  The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state laws and regulations that are intended to protect depositors and customers.  Additionally, because the Company is a public company with shares traded on the NYSE American, LLC, it is subject to regulation by the Securities and Exchange Commission, as well as the listing standards required by NYSE American.  To the extent that the following summary describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Any change in the applicable law or regulation, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dividends paid by the Bank have been the Company's primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank.  Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years.  As of December 31, 2017,  approximately $13 million was available for the payment of dividends without prior OCC approval.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements.  At December 31, 2017, the Bank was in compliance with these requirements.

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

Capital Adequacy

The Company and its subsidiary bank are required to comply with applicable capital adequacy standards established by the federal banking agencies.  In July 2013, the Federal Reserve Board, the OCC, and the FDIC approved final rules (the “Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.  These rules went into effect as to the Company and its subsidiary bank on January 1, 2015, subject to phase-in periods for certain components and other provisions.

Basel III and the Capital Rules.  The Capital Rules generally implement the Basel Committee’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including Evans Bancorp, Inc., and Evans Bank N.A., as compared to the U.S. general risk-based capital rules that were applicable to the Company through December 31, 2014.  The Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios.

Among other matters, the Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to the previous regulations.

Pursuant to the Capital Rules, the minimum capital ratios as of January 1, 2015 (subject to the phase-in of additional requirements as described below) were as follows:

4.5% CET1 to risk-weighted assets;

6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

4.0% Tier 1 capital to average consolidated assets as reported on the consolidated financial statements (known as the “leverage ratio”).

The Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of the minimum risk-weighted asset ratios described above, and is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and is scheduled to increase by 0.625% on each subsequent January 1 through January 1, 2019.  Thus, when fully phased-in on January 1, 2019, the capital standards applicable to the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%; (iii) Total capital to risk-weighted assets of at least 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The Capital Rules provide for a number of deductions from and adjustments to CET1.  These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, the Capital Rules include certain exemptions to address concerns about the regulatory burden on community banks.  For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out (subject to a limit of 25% of Tier 1 capital).  Also, community banks were able to elect on a one time basis in their March 31, 2015 quarterly filings to opt-out of the onerous requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of common equity Tier 1 capital and, in effect, retain the AOCI treatment under the current capital rules.  Under the Capital Rules, the Company made a one-time, permanent election to continue to exclude AOCI from capital.

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

The Company’s regulatory capital ratios under risk-based capital rules in effect through December 31, 2017 are presented in Note 20 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data”.

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

II.

The Collins Amendment, which requires the federal banking agencies to establish minimum leverage capital and risk-based capital requirements for insured depository institutions, depository institution holding companies and non-bank financial companies supervised by the FRB (also known as systemically significant financial institutions).  The Collins Amendment provides that certain hybrid financial instruments, such as trust preferred securities, issued on or after May 19, 2010, will be excluded from Tier 1 capital.  For certain large depository institution holding companies (greater than $15 billion in assets at December 31, 2009), hybrid financial instruments issued before May 19, 2010 were phased out of Tier 1 capital over a three-year period beginning January 1, 2013.  The Company was well below this threshold at December 31, 2009.  At December 31, 2017, the Company had $11.3 million in trust preferred securities included in Tier 1 capital.

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

VIII.

In December 2013, five federal agencies (including the FRB and the OCC) adopted a final regulation implementing the “Volcker Rule” provision of the Dodd-Frank Act. The Volcker Rule generally prohibits insured banks and their affiliates from proprietary trading or from acquiring or retaining any equity, partnership or other ownership interest in, sponsoring or having certain other relationships with a hedge fund or a private equity fund, subject to certain exceptions. The Volcker Rule has not had  an impact on the operations of the Company or the Bank, as they do not engage in the activities prohibited by the Volcker Rule.

Regulation of Insurance Agency Subsidiary

TEA is regulated by the New York State Department of Financial Services.  As of the date of this report, TEA meets and maintains all licensing and continuing education requirements required by the State of New York.

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

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (“TCJA”), which represents one of the most significant overhauls to the United States federal tax code since 1986, was signed into law on December 22, 2017.  The TCJA impacts the Company in various ways which are outlined in Note 13 to the Consolidated Financial Statements.

The most significant impact of the TCJA is on the Company’s marginal federal tax rate in 2018 and beyond, which will decrease from 35% to 21%.  The change in the corporate tax rate resulted in a $2.0 million expense associated with a remeasurement of the Company’s deferred tax asset as of December 31, 2017.  Approximately $0.6 million of the $2.0 million expense is associated with deferred tax assets related to net unrealized losses on available-for-sale investment securities and the unamortized actuarial losses on the Company’s defined benefit pension and supplemental executive retirement plans (“SERPs”) which were originally recorded through other comprehensive income (“OCI”) and not net income.  The Company reclassified the $0.6 million charge related to deferred tax expense for items originally recorded through OCI from OCI to retained earnings per Accounting Standards Update 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” released in February 2018 and early adopted by the Company for the period ended December 31, 2017.

Other aspects of the TCJA impacting the Company include:

•

The Company is active in the historic rehabilitation tax credit (“HRTC”) market.  Before TCJA, HRTC’s were allowed for 20% of qualified rehabilitation expenses (“QRE”) in the year the property is placed in service.  For properties owned before December 31, 2017 in which construction is started by June 22, 2018 and completed by December 22, 2019, the previous rules still apply.  The Company has two remaining projects that fit these criteria.  For all other projects, the HRTC for 20% of QRE will now be taken over a 5 year period rather than all in the first year.  This delay in cash flows to investors is expected to negatively impact the pricing on HRTC’s.  It is possible that when investors like the Company lower their price on potential HRTC opportunities, developers may not have sufficient funding to complete rehabilitation projects in the future and the HRTC market could become severely diminished or eliminated altogether.  The Company earned $0.7 million in net income on HRTC investments in 2017.  The Company has historic tax credit investments valued at $1.2 million as of December 31, 2017.

•

The TCJA limits the deductibility of executive compensation.  The TCJA expands the definition of “covered employees” for purposes of Section 162(m) of the Internal Revenue Code to include the CFO, CEO, and the three most highly compensated officers for the tax year and designates covered employees as covered employees forever.  Previously, if a covered employee retired, the individual would no longer be considered covered in retirement and therefore post-retirement payments to that individual would not be limited by Section 162(m).  This change impacts the SERP for one of the Company’s executive officers, who has agreed to receive his benefit in a lump sum payment.  The Company anticipates that this lump sum payment will exceed $1 million and the excess of the payment over $1 million will therefore be non-deductible.  As of December 31, 2017, the executive’s projected benefit obligation was $1.4 million.  As a result, the Company recorded a $114 thousand valuation allowance at December 31, 2017 as an estimate of the non-deductible portion of the future benefit payment.

•

The TCJA allows for 100% expensing of the cost of qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023.  This benefit is scheduled to phase out in full by 2027.  Management expects that this will allow the Company to deduct capital expenses in full in the year of acquisition rather than over a period of time (3-7 years).  This is expected to delay tax payments for the Company but is unlikely to have a material effect on results from operations.

•

The TCJA repeals the 50% deduction for entertainment, amusement, or recreation activities and disallows employer deductions for meals provided for the convenience of the employer.  The impact of this change is not expected to be material to the Company.

There are many other provisions in the TCJA that affect corporations generally but are not expected to impact the Company, including limits on the deductibility of FDIC insurance premium for banks with more than $10 billion in assets, various provisions related to companies with international operations, and limitations on the deductibility of interest expense.  Income tax expense and deferred tax assets were recorded for the year ended December 31, 2017 and as of December 31, 2017, respectively, based on the Company’s initial analysis of the TCJA. Given the complexity of the TCJA, anticipated guidance from the U.S. Treasury regarding implementation of the TCJA, and the potential for guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the TCJA,  it is possible there will be adjustments to the Company’s results of operations during 2018 to reflect any such guidance provided.

EMPLOYEES

As of December 31, 2017, the Bank had 218 employees, TEA had 49 employees, and FCS had 4 employees.  The Company had no direct employees.  Management believes that the Company’s subsidiaries have good relationships with their employees.

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

Economic conditions in the United States remained positive in 2017, which included national and local unemployment rates of 4.1% and 5.6%, respectively, as of December 31, 2017.  Although conditions in Western New York and the United States are currently good, a slowdown of the economy could occur in the future.  The last recession ended in 2009 and has been followed by 102 months of economic expansion.  In the post-World War II era, the average period of economic expansion has been 57 months.  This could indicate that we are in a longer than normal period of economic expansion and that there is increased risk of recession.   Even though the Company is a community institution servicing a local market, in a global economy, any deteriorating conditions in other parts of the world could affect the United States economically.  Such conditions could materially adversely affect the credit quality of the Company’s loans, and therefore, the Company’s results of operations and financial condition.

Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Credit Risks

At December 31, 2017, the Company's portfolio of commercial real estate loans totaled $627 million, or 59% of total loans outstanding, and the Company's portfolio of commercial and industrial (“C&I”) loans totaled $232 million, or 22% of total loans outstanding.  The Company plans to continue to emphasize the origination of commercial loans as they generally earn a higher rate of interest than other loan products offered by the Bank.  However, commercial loans generally expose a lender to greater risk of non-payment and loss than one-to four-family residential mortgage loans because repayment of commercial real estate and C&I loans often depends on the successful operations and the income stream of the borrowers.  Commercial mortgages are collateralized by real property while C&I loans are typically secured by business assets such as equipment and accounts receivable.  Commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans.  Also, many of the Company's commercial borrowers have more than one commercial real estate or C&I loan outstanding with the Company.  Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan.  Commercial real estate loans in non-accrual status at December 31, 2017 were $8.9 million, compared with $6.1 million at December 31, 2016.  C&I loans in non-accrual status at December 31, 2017 were $1.7 million, compared with $3.1 million at December 31, 2016.  Increases in the delinquency levels of commercial real estate and C&I loans could result in an increase in non-performing loans and the provision for loan losses, which could have a material adverse effect on the Company’s results of operations and financial condition.

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

In the Event the Company's Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, the Company's Earnings Could Decrease

The Company maintains an allowance for loan losses in order to capture the probable losses inherent in its loan portfolio.  There is a risk that the Company may experience significant loan losses which could exceed the allowance for loan losses.  In determining the amount of the Company's recorded allowance, the Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers, the effect of changes in the local economy on the value of the real estate and other assets serving as collateral for the repayment of loans, the effects on the Company's loan portfolio of current economic indicators and their probable impact on borrowers, and the Company's loan quality reviews.  The emphasis on the origination of commercial real estate and C&I loans is a significant factor in evaluating the allowance for loan losses.  As the Company continues to increase the amount of these loans in the portfolio, additional or increased provisions for loan losses may be necessary and would adversely affect the results of operations.  In addition, bank regulators periodically review the Company's loan portfolio and credit underwriting procedures, as well as its allowance for loan losses, and may require the Company to increase its provision for loan losses or recognize further loan charge-offs.  At December 31, 2017, the Company had a gross loan portfolio of $1.1 billion and the allowance for loan losses was $14.0 million, which represented 1.32% of the total amount of gross loans.  If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan losses or recognize further loan charge-offs, the Company may have to increase its allowance for loan losses or loan charge-offs which could have an adverse effect on the Company's operating results and financial condition.  Additionally, there can be no assurances that the Company's allowance for loan losses will be adequate to protect the Company against loan losses that it may incur.

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

Changes in interest rates also affect the value of the Company's interest-earning assets, and in particular, the Company's securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  At December 31, 2017, the Company's securities available for sale totaled $144 million.  Net unrealized losses on securities available for sale amounted to $1.0 million, net of tax.  Decreases in the fair value of securities available for sale could have an adverse effect on stockholders' equity or earnings.

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

As of December 31, 2017, the FRB had raised the targeted federal funds rate a total of 1.00% since December 2016.  These actions benefited the Company’s net interest margin in 2017 due to the re-pricing of the variable rate loan portfolio.  However, rising interest rates have begun to put pressure on funding costs.  The cost of the Company’s interest-bearing liabilities increased in the second half of 2017 as the Company’s reliance on time deposits and other borrowings increased and low-cost savings deposit growth lagged.  There is risk that funding costs could continue to increase and that margin compression could have a material adverse effect on the Company’s results of operations and financial condition.

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

The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York (“FHLBNY”).  The Company uses FHLBNY as its primary source of borrowed overnight funds and also has several long-term advances with FHLBNY.  At December 31, 2017, the Company had a total of $88 million in borrowed funds with FHLBNY.  The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY.  As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY.  The Bank held FHLBNY stock with a fair value of $4.9 million as of December 31, 2017.

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

The TCJA Includes Significant Changes in Tax Legislation Which Could Result in Significant Changes to the Company’s Future Tax Positions, Consumer Behavior, the Economy and Competition.

The TCJA, which was enacted in December 2017, contains many provisions which differ from previous tax law. These changes include, but are not limited to, the reduction in the federal corporate income tax rate from 35% to 21%.   The Company recorded income tax expense and deferred tax assets for the year ended December 31, 2017 and as of December 31, 2017, respectively, based on the Company’s initial analysis of the TCJA.  This resulted in an expense related to the remeasurement of the Company’s deferred tax assets and reduced the value of those assets by $2.1 million due to the reduction of the federal corporate income tax rate from 35% to 21%.  Given the complexity of the TCJA, anticipated guidance from the U.S. Treasury regarding implementation of the act, and the potential for guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the TCJA,  it is possible there will be adjustments to our results of operations during 2018 to reflect any such guidance provided.  These adjustments may adversely affect our financial condition and results of operations.

Furthermore, given the significant change in the US tax law, there could be any number of consequences to the US economy and therefore the Company.  While corporations will benefit from the reduction in the federal income tax rate, the implications could result in more aggressive loan and deposit pricing or increased advertising by direct competitors of the Company or wage inflation that would increase the Company’s salaries and benefits costs.  Further, changes in the federal tax code for individuals could drive changes in consumer behavior that could impact the Company.  For example, new caps on the deductibility of mortgage interest could adversely affect the residential real estate market including a reduction in home prices (including homes serving as collateral for the Bank’s current residential mortgage loans) and a preference for renting rather than owning a home.  Any such occurrences could have a material adverse effect on the Company’s business, financial condition, and results of operations.

HRTC rules also changed under the TCJA, with new credits now being taken over five years rather than all in the year in which the project is placed in service.  This delay in cash flows to investors is expected to negatively impact the pricing on HRTC’s.  It is possible that when investors like the Company lower their price on potential HRTC opportunities, developers may not have sufficient funding to complete rehabilitation projects in the future and the HRTC market could become severely diminished or eliminated altogether.  The Company earned $0.7 million in net income on HRTC investments in 2017.  The Company has HRTC investments valued at $1.2 million as of December 31, 2017.

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

At December 31, 2017, the Bank conducted its business from its administrative office and 14 branch offices.  The Bank’s administrative office is located at One Grimsby Drive in Hamburg, NY.  The administrative office facility is 26,000 square feet and is owned by the Bank.  This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank.  The Bank also owns a building on Sunset Drive in Hamburg, NY that houses its Operations Center.

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

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  The Company’s common stock is listed on the NYSE American under the symbol EVBN.

The following table shows, for the periods indicated, the high and low sales prices per share of the Company’s common stock for fiscal 2017 and 2016 as reported on the NYSE American.

	2017		2016
QUARTER	High	Low	High	Low
FIRST	$40.95	$32.00	$26.10	$23.55
SECOND	$42.58	$35.10	$25.48	$22.87
THIRD	$47.08	$37.80	$27.87	$24.41
FOURTH	$45.60	$40.01	$37.67	$25.90

Holders.  The approximate number of holders of record of the Company’s common stock as of February 26, 2018 was 1,195.

Cash Dividends. The Company paid the following cash dividends on shares of the Company’s common stock during 2017 and 2016:

•	A cash dividend of $0.40 per share on October 3, 2017 to shareholders of record on September 12, 2017.
•	A cash dividend of $0.40 per share on April 4, 2017 to shareholders of record on March 14, 2017.
•	A cash dividend of $0.38 per share on October 4, 2016 to shareholders of record on September 13, 2016.
•	A cash dividend of $0.38 per share on April 5, 2016 to shareholders of record on March 15, 2016.

The amount and type (cash or stock), if any, of future dividends will be determined by the Company’s Board of Directors and will depend upon the Company’s earnings, financial conditions and other factors considered by the Board of Directors to be relevant.  The Bank pays a dividend to the Company to provide funds for: debt service on the junior subordinated debentures, a portion of the proceeds of which were contributed to the Bank as capital; dividends the Company pays; treasury stock repurchases; and other Company expenses.  As discussed above under “Item 1A. Risk Factors,” the Company is dependent upon cash flow from its subsidiaries in order to fund its dividend payments.  There are various legal limitations with respect to the Bank’s ability to supply funds to the Company.  In particular, under Federal banking law, the approval of the FRB and OCC may be required in certain circumstances, prior to the payment of dividends by the Company or the Bank.  As of December 31, 2017, approximately $13 million was available for the payment of dividends without prior OCC approval.  See Note 20 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information concerning contractual and regulatory restrictions on the payment of dividends.

PERFORMANCE GRAPH

The following Performance Graph compares the Company's cumulative total stockholder return on its common stock for a five-year period (December 31, 2012 to December 31, 2017) with the cumulative total return of the NYSE American Composite Index and NASDAQ Bank Index.  The comparison for each of the periods assumes that $100 was invested on December 31, 2012 in each of the Company's common stock and the stocks included in the NYSE American Composite Index and NASDAQ Bank Index and that all dividends were reinvested without commissions.  This table does not forecast future performance of the Company's stock.

Compare 5-Year Cumulative Total Return Among

Evans Bancorp, Inc.,

NYSE American Composite Index and NASDAQ Bank Index

Total Return Performance
Index value
350
300
250
200
150
100
50
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
Evans Bancorp, Inc.
OMX NASDAQ Bank Index
NYSE American Composite Index

Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Evans Bancorp, Inc.	100.00	138.01	163.49	178.22	225.02	304.99
NASDAQ Bank	100.00	141.72	148.69	161.84	223.29	235.48
NYSE American - Composite Index	100.00	106.29	110.29	99.91	110.54	131.05

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 2017:
October 1, 2017 - October 31, 2017	-	$-	-	100,000
November 2017:
November 1, 2017 - November 30, 2017	-	$-	-	100,000
December 2017:
December 1, 2017 - December 30, 2017	-	$-	-	100,000

Total:	-	$-	-	100,000

(1)

On October 17, 2017, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock (the “2017 Repurchases Program”). The 2017 Repurchase Program expires 24 months after its adoption and may be suspended or discontinued by the Board of Directors at any time. The maximum number of shares that may be purchased under the 2017 Repurchase Program as of December 31, 2017 was 100,000.  The 2017 Repurchase Program replaces the repurchase program previously approved by the Board of Directors on March 25, 2013, which the Board of Directors elected to terminate in connection with the approval of the 2017 Repurchase Program.

Item 6.SELECTED FINANCIAL DATA

	As of and for the year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except for per share data)
Balance Sheet Data
Assets	$1,295,633	$1,100,709	$939,107	$846,809	$833,498
Interest-earning assets	1,214,806	1,030,113	873,450	785,302	767,629
Investment securities	149,152	97,205	98,758	97,132	102,049
Loans and leases, net	1,051,296	928,596	761,101	683,131	635,493
Deposits	1,051,229	939,974	802,982	707,635	706,612
Borrowings	108,869	49,689	32,151	38,808	33,681
Stockholders' equity	118,342	96,748	91,256	85,788	80,712

Income Statement Data
Net interest income	$42,017	$35,248	$31,804	$31,099	$28,347
Non-interest income	13,003	11,252	13,720	10,273	12,161
Non-interest expense	38,594	35,096	32,698	31,252	29,380
Net income	10,479	8,272	7,843	8,187	7,857

Per Share Data
Earnings per share - basic	$2.21	$1.93	$1.85	$1.96	$1.88
Earnings per share - diluted	2.16	1.90	1.82	1.92	1.85
Cash dividends	0.80	0.76	0.72	0.65	0.26
Book value	24.74	22.50	21.44	20.41	19.21

Performance Ratios
Return on average assets	0.89%	0.80%	0.87%	0.98%	0.96%
Return on average equity	9.11%	8.74%	8.82%	9.84%	10.06%
Net interest margin	3.80%	3.67%	3.80%	4.01%	3.74%
Efficiency ratio *	68.50%	74.03%	71.83%	70.83%	71.98%
Dividend payout ratio	36.20%	39.38%	38.92%	33.16%	13.83%

Capital Ratios
Tier 1 capital to average assets	10.06%	9.49%	10.45%	10.84%	10.36%
Equity to assets	9.13%	8.79%	9.72%	10.13%	9.68%

Asset Quality Ratios
Total non-performing assets to
total assets	1.06%	1.09%	1.71%	1.25%	1.65%
Total non-performing loans and
leases to total loans and leases	1.29%	1.28%	2.07%	1.52%	2.12%
Net charge-offs (recoveries) to
average loans and leases	0.07%	0.02%	0.12%	0.03%	(0.04)%
Allowance for loan and lease losses
to total loans and leases	1.32%	1.48%	1.66%	1.80%	1.78%

*  The calculation of the efficiency ratio excludes amortization of intangibles and gains and losses on tax credit investments.

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

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This discussion is intended to compare the performance of the Company for the years ended December 31, 2017, 2016 and 2015.  The review of the information presented should be read in conjunction with Part I, Item 1: “Business” and Part II, Item 6: “Selected Financial Data” and Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Summary

Net income in 2017 was $10.5 million, a 27% increase from 2016 net income of $8.3 million, and 34% higher than 2015 net income of $7.8 million.  The results include the impact of the TCJA, which was signed into law in December 2017, and the Company’s investment in HRTC investments.  The TCJA lowered the federal corporate income tax rate from 35% to 21% starting in 2018.  As a result, the Company’s deferred tax deductions have less value.  When the deferred tax asset was remeasured, the impact was additional tax expense for 2017 of $2.1 million.

To provide investors with greater visibility of the Company’s operating results, in addition to the results measured in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company is presenting its results in the following table excluding the impact of the TCJA and the Company’s  HRTC investment activity.  Management views the TCJA as a non-recurring item while the GAAP presentation of the historic tax credit impact is complicated for users to follow.    This non-GAAP information is being disclosed because management believes that presenting these non-GAAP financial measures provides investors with information useful in understanding the Company’s financial performance, its performance trends, and financial position.  While the Company’s management uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies. See the reconciliation of non-GAAP to GAAP measures in the following table:

GAAP to Non-GAAP Reconciliation

GAAP
($ in thousands, except per share data)	2017	2016	2015

Net Interest Income After Provision	$41,279	34,039	30,588
Non-Interest Income	13,003	11,252	13,720
Non-Interest Expenses	38,594	35,096	32,698
Income Before Taxes	15,688	10,195	11,610
Income Taxes	5,209	1,923	3,767
Net Income	$10,479	8,272	7,843

Effective Tax Rate	33.2%	18.9%	32.4%

Non-GAAP
	2017	2016	2015

Net Interest Income After Provision	$41,279	34,039	30,588
Non-Interest Income (excluding HRTC impact)	14,157	12,157	13,720
Non-Interest Expenses	38,594	35,096	32,698
Income Before Taxes (excluding HRTC impact)	16,842	11,100	11,610

HRTC impact presented in non-interest income	(1,154)	(905)	-
Other Non-interest Income	14,157	12,157	13,720
Total Non-Interest Income	13,003	11,252	13,720

HRTC impact presented in Income Taxes	(1,869)	(1,413)	-
Deferred Tax Asset remeasurement due to TCJA	2,074	-	-
Income Taxes (excluding HRTC and TCJA impact)	5,004	3,336	3,767
Total Income Taxes	5,209	1,923	3,767

Net Income	$10,479	8,272	7,843

Non-GAAP Effective Tax Rate (excluding HRTC and TCJA impact)	29.7%	30.1%	32.4%

Net Income	10,479	8,272	7,843
TCJA Impact	2,074	-	-
Net Income excluding TCJA Impact	12,553	8,272	7,843

Weighted average number of diluted shares	4,860,828	4,358,517	4,307,368

Per diluted common share:
Net income	$2.16	1.90	1.82
TCJA impact	0.43	-	-
Net Income excluding TCJA Impact	2.59	1.90	1.82

The primary driver of the increase in the Company’s net income during 2017 was the higher net interest income resulting from the Company’s significant loan growth since 2015 and the net interest margin expansion in 2017.  Net interest income was $42.0 million in 2017, a 19% increase from 2016 and 32% higher than 2015.  Average loans grew from $705 million in 2015 to $962 million in 2017 while net interest margin increased to 3.80% in 2017 from 3.67% in the previous year.

The increase in net interest income in 2017 when compared with 2016 and 2015 was partially offset by increases in non-interest expenses due to an investment in talent in the form of salaries and benefits expenses for new and existing employees, that management believes is critical to the Company’s growth strategy.  Salaries and benefits expense, the largest component of non-interest expenses, increased 10% and 9% in 2017 and 2016, respectively when compared with the preceding years.  The Company has also made a significant investment in technology, including new core banking and online banking systems, resulting in increases in technology expenses of $0.9 million in 2017 when compared with 2015.

The largest component of the Company’s non-interest income, insurance service revenue, rebounded to $7.9 million in 2017 after a decrease to $6.5 million in 2016 from $7.2 million in 2015, with various business lines including employee benefits and commercial property and casualty insurance commissions experiencing strong revenue growth.

Provision for loan losses declined to $0.7 million in 2017 after two consecutive years at $1.2 million after the Company had significant improvement in criticized loan levels and a restructuring and paydown of its largest nonperforming loan.

Strategy

The Company’s goal is to continue to increase market share and achieve scale while improving profitability and returning value to shareholders.  The Company’s biggest strength and earnings driver is commercial and small business lending.  The Company expects to continue to focus on building on this competitive advantage by adding personnel in this area.  Management has also bolstered its biggest driver of non-interest income, The Evans Agency, through both agency and talent acquisition as well as building out its employee benefits and financial services businesses.  In addition, management intends to continue to develop strategies to deepen existing customer relationships with tailored product sets that reward the Company’s most loyal customers.

The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives.  While the Company intends to focus its efforts on the pursuit of these strategies, there can be no assurance that the Company will successfully implement these strategies or that the strategies will produce the desired results.  The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense.  Net interest income accounted for 76% of total revenue in 2017.  To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market area.  To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.

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

The Company has focused its efforts on targeted groups in its community such as (1) smaller businesses with smaller credit needs but rich in deposits and other service needs; (2) middle market commercial businesses; (3) commercial real estate lending; and (4) retail customers.  In 2017, the Company expanded its targeted groups to include municipal customers.  The overarching goal is to cross-sell between our insurance, financial services and banking lines of business to deepen our relationships with all of our customers.  The Company believes that these efforts resulted in strong growth in the commercial loan portfolio, core deposits, and insurance agency revenue during fiscal 2017.

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

The amount of goodwill reflected in the Company’s Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill in an identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  As of December 31, 2017, TEA had $8.1 million in goodwill.  The banking reporting unit does not have any goodwill.  All of the goodwill at TEA stems from the acquisition of various insurances agencies, not the purchase of diverse companies in which goodwill was subjectively allocated to different reporting units.  Therefore, total market capitalization reconciliation was not performed because not all of the reporting units had goodwill.

Management valued TEA, the reporting unit with goodwill, using cash flow modeling and earnings multiple techniques.  When using the cash flow models, management considered historical information, the operating budget for 2018, economic and insurance market cycles, and strategic goals in projecting net income and cash flows for the next five years.  The fair value calculated substantially exceeded the book value of TEA.  The value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was higher than the value calculated using cash flow modeling, a result of conservative growth assumptions used by the Company in the cash flow model as well as an implied control premium in the multiple.  The multiple used was based on industry data and consistent with the previous year’s assumption.

Fair values determined in the impairment tests were substantially higher than the carrying value for TEA.  Management used growth rates that are achievable over the long run through both soft and hard insurance cycles.  After a decline in TEA’s revenue in 2016 that was largely attributable to its insurance claims business and profit sharing revenue, revenue in 2017 rebounded to $7.5 million in 2017, a 22% growth rate.  TEA’s largest revenue source, its commercial insurance commissions, experienced strong growth in 2017 while profit sharing revenue and insurance claims rebounded to more normal historical levels.  TEA significantly increased the size of its employee benefits sales and administrative team which resulted in more than doubling employee benefits revenue.  Personal lines revenue growth was also solid after two small agency acquisitions in the past year.

For further discussion of the Company’s accounting for goodwill and other intangible assets, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

Net Income

Net income of $10.5 million in 2017 consisted of $9.6 million related to the Company’s banking activities and $0.9 million related to the Company’s insurance agency activities.  The total net income of $10.5 million was a 27%  increase from $8.3 million in 2016.  Earnings per diluted share for 2017 of $2.16 were 14%  higher than the earnings per diluted share of $1.90 for 2016.    Excluding the impact of the $2.1 million deferred tax asset expense related to the remeasurement due to the TCJA, 2017 net income was $12.6 million, or $2.59 per diluted share, which is 36% higher than 2016.  See the “Summary” section included above in this Management’s Discussion and Analysis of Results of Operations and Financial Condition for a reconciliation of the effective tax rates excluding the impact of the TCJA, which is a non-GAAP financial measure, to the most directly comparable GAAP measure.

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

AVERAGE BALANCE SHEET INFORMATION

The following table presents the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid in 2017, 2016, and 2015.  The assets and liabilities are presented as daily averages.  The average loan balances include both performing and non-performing loans.  Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest.  Available-for-sale securities are stated at fair value.  Interest and yield are not presented on a tax-equivalent basis.

	2017			2016			2015
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Interest-earning assets:
Loans, net	$961,876	$44,379	4.61%	$841,443	$37,330	4.44%	$705,404	$32,638	4.63%
Taxable securities	100,836	2,466	2.45%	71,000	1,652	2.33%	68,156	1,935	2.84%
Tax-exempt securities	35,128	837	2.38%	38,014	926	2.44%	37,076	991	2.67%
Interest bearing deposits at banks	6,699	66	0.99%	9,333	47	0.50%	26,170	64	0.24%
		-
Total interest-earning assets	1,104,539	$47,748	4.32%	959,790	$39,955	4.16%	836,806	$35,628	4.26%

Non interest-earning assets:
Cash and due from banks	13,545			13,157			12,591
Premises and equipment, net	10,957			11,350			10,448
Other assets	49,055			43,671			42,211

Total Assets	$1,178,096			$1,027,968			$902,056

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$93,881	$206	0.22%	$87,215	$262	0.30%	$78,801	$322	0.41%
Regular savings	536,862	2,593	0.48%	478,252	2,318	0.48%	418,020	1,591	0.38%
Time deposits	160,440	2,088	1.30%	117,682	1,460	1.24%	102,711	1,426	1.39%
Other borrowed funds	26,491	397	1.50%	26,011	270	1.04%	9,655	136	1.41%
Junior subordinated debentures	11,327	426	3.76%	11,330	372	3.28%	11,330	327	2.89%
Securities sold U/A to repurchase	10,703	21	0.20%	12,884	25	0.19%	11,495	22	0.19%

Total interest-bearing liabilities	839,704	$5,731	0.68%	733,374	$4,707	0.64%	632,012	$3,824	0.61%

Noninterest-bearing liabilities:
Demand deposits	208,898			185,029			166,611
Other	14,512			14,942			14,529
Total liabilities	$1,063,114			$933,345			$813,152

Stockholders' equity	114,982			94,623			88,904

Total Liabilities and Equity	$1,178,096			$1,027,968			$902,056

Net interest earnings		$42,017			$35,248			$31,804
Net interest margin			3.80%			3.67%			3.80%
Interest rate spread			3.64%			3.52%			3.65%

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

	2017 Compared to 2016			2016 Compared to 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)
	Volume	Rate	Total	Volume	Rate	Total

Interest earned on:
Loans	$5,510	$1,539	$7,049	$6,081	$(1,389)	$4,692
Taxable securities	726	88	814	78	(361)	(283)
Tax-exempt securities	(69)	(20)	(89)	25	(90)	(65)
Interest-bearing deposits at banks	(16)	35	19	(58)	41	(17)
Total interest-earning assets	$6,151	$1,642	$7,793	$6,126	$(1,799)	$4,327

Interest paid on:
NOW accounts	$19	$(75)	$(56)	$32	$(92)	$(60)
Savings deposits	283	(8)	275	251	476	727
Time deposits	553	75	628	195	(161)	34
Other borrowed funds	(23)	200	177	241	(59)	182
Total interest-bearing liabilities	$832	$192	$1,024	$719	$164	$883

Net interest income increased by $6.8 million, or 19%, to $42.0 million in 2017 from $35.2 million in 2016.  As indicated in the preceding table, this increase primarily resulted from increased loan volume and higher loan yields, partially offset by increased time and savings deposits balances and higher time deposit and borrowings rates.  Overall, the increased volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $5.3 million, while the rates earned and paid on those respective assets and liabilities had a positive impact of $1.5 million.

The Company has invested in adding to its commercial loan portfolio significantly in the past several years by adding several commercial loan officers while existing loan officers have increased production.  The total commercial loan portfolio average balance, including commercial real estate and C&I loans, increased $101 million, or 15%, from a $679 million average balance in 2016 to a $780 million average balance in 2017.  Consumer loans, including residential mortgages and home equity lines of credit, increased 11% from a $175 million average balance in 2016 to a  $195 million average balance in 2017.

On the funding side, the Company’s primary growth vehicles shifted from retail savings deposits to municipal savings deposits and retail time deposits.  Growth in commercial demand deposit products continues to be strong and reflects the Company’s increasing C&I loan production which often includes demand deposits from the borrower.  Average demand deposits grew $24 million, or 13%, to $209 million in 2017.  The $24 million in growth included $16 million in commercial deposits, $5 million in retail deposits, and $3 million in municipal deposits.  Total average deposits increased $132 million, or 15%, year over year to $1.0 billion in 2017.  With the FRB raising the target overnight rate for federal funds 100 basis points since December 2016, short-term interest rates rose sharply during 2017.  Given the significant size of its savings deposit portfolio, the Company maintained pricing discipline on savings deposits to prevent re-pricing the portfolio and increasing funding costs.  As a result, consumers shifted to time deposits to earn a higher yield even if it fixed their rate for a period of time.  This dynamic resulted in higher time deposit growth and lower savings deposit growth in 2017 compared with 2016.  Average retail savings deposits grew $26 million, or 7%, in 2017, compared with $64 million, or 22%, in 2016.  By comparison, average time deposits increased $43 million, or 36%, in 2017, compared with $15 million, or 15%, in 2016.  Management compensated for the slowdown in retail savings deposit growth with a renewed focus on its government banking program by hiring additional personnel to enhance the Bank’s ability to provide services in this area.  This investment resulted in $29 million, or 80%, growth in average municipal savings deposits to $66 million in 2017, compared with $3 million, or 10%, growth in the previous year.

Net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, increased from 3.52% in 2016 to 3.64% in 2017.  The yield on interest-earning assets increased 16 basis points from 4.16% in 2016 to 4.32% in 2017, while the cost of interest-bearing liabilities increased 4 basis points to 0.68% over the same time periods.  The increase in interest-earning asset yields is a result of the re-pricing of the Bank’s variable rate loan portfolio after the 100 basis point increase in the target federal funds rate since December 2016.  Most of the Bank’s variable rate loan portfolio is tied to the Bank’s prime rate, which increases correspondingly with increases in the targeted overnight federal funds rate.  The increase in the cost of interest-bearing liabilities reflects the shift in the deposit portfolio mix to time deposits which pay a higher rate on average than savings deposits. The rates paid on the Bank’s other borrowed funds also increased in 2017, reflecting the general market increase in short-term rates as the Bank’s borrowings are concentrated in overnight funds which re-price daily.

The Company’s net interest margin increased from 3.67% in 2016 to 3.80% in 2017, reflecting the higher net interest spread.  Several factors could put pressure on the Company’s net interest margin in the future, including further flattening of the yield curve and increased pricing competition for loans and deposits.

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

Provision for Loan Losses

The Company’s provision for loan losses declined to  $0.7 million in 2017 from $1.2 million in 2016.  The lower provision reflects an improvement in reserves for impaired loans and the level of criticized loans, partially offset by provision for loan growth.  The allowance for loan loss allocation for impaired loans decreased from $2.0 million at the end of 2016 to $1.1 million at December 31, 2017.  The lower reserve for impaired loans reflects a decrease in reserve on the Company’s largest impaired loan after the loan was paid down as part of a restructuring in the third quarter of 2017.  As noted in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the Company records a specific reserve on impaired loans and a higher reserve percentage on criticized loan balances, or those loans risk-rated 5 or higher, which are collectively evaluated for impairment.  At December 31, 2017, criticized loans (i.e. loans risk-rated 5 or higher) that were collectively evaluated for impairment were $18.3 million, compared with $28.1 million at December 31, 2016.  Overall, total loans collectively evaluated for impairment increased $122 million to $1.0 billion at the end of 2017 from  $927 million as of December 31, 2016 resulting in provision for loan growth.  There was not a material impact on the provision due to any changes in qualitative factors related to economic factors as the economy remained on a steady growth path with relatively low unemployment throughout 2017.

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

	At December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential mortgages	$1,226	$862	$1,400	$1,296	$1,376
Commercial and multi-family	8,938	1,874	3,574	3,162	8,873
Construction-residential	-	-	-	-	-
Construction-commercial	-	4,178	4,187	-	-
Home equities	1,119	1,261	1,058	415	447
Total mortgage loans on
real estate	11,283	8,175	10,219	4,873	10,696

Direct financing leases	-	-	-	-	47
Commercial and industrial loans	1,749	3,106	5,312	5,500	2,970
Consumer and other loans	9	17	14	17	20

Total non-accruing loans
and leases	$13,041	$11,298	$15,545	$10,390	$13,733

Accruing loans 90+ days past due	674	722	497	201	-
Total non-performing loans
and leases	$13,715	$12,020	$16,042	$10,591	$13,733

Total non-performing loans and
leases to total assets	1.06%	1.09%	1.71%	1.25%	1.65%
Total non-performing loans and
leases to total loans and leases	1.29%	1.28%	2.07%	1.52%	2.12%

Non-performing loans increased $1.7 million from $12.0 million at December 31, 2016 to $13.7 million at December 31, 2017.  The increase in 2017 was primarily driven by one large commercial loan relationship of $3.4 million moving to nonaccrual status, partially offset by a pay down of $1.9 million in a loan that had been the Company’s largest non-performing loan as of December 31, 2016.

Non-accruing loans increased $1.7 million from $11.3 million at December 31, 2016 to $13.0 million at December 31, 2017.  Accruing loans categorized as 90 days past due was flat at $0.7 million at each of December 31, 2017 and 2016.  The increase in non-accruing loans was concentrated in commercial real estate, partially offset by a decrease in non-accruing commercial construction loans and non-accruing C&I loans.  The commercial construction loan in nonaccruing status as of the end of 2016 was part of the restructuring of the Company’s previously largest nonperforming loan relationship.  The construction loan was paid down and after restructuring converted to a permanent loan and classified as commercial real estate.  The restructuring was considered to be a troubled debt restructuring based on the terms of the new loan.  The total impact from the paydown and restructuring of that particular commercial relationship was a net decrease in nonaccruing loans of $1.9 million with a decrease in commercial construction loan balances of $4.2 million and an increase in commercial real estate loan balances of $2.3 million.  There were two other relationships that drove the $7.0 million increase in nonaccruing commercial and multi-family real estate loans, including a $3.4 million medical office loan and a $1.0 million matured multi-family loan.  The decline in nonaccruing C&I loans was due to the upgrade of a $1.3 million commercial loan relationship with a manufacturing firm to performing status after 6 consecutive months of payments with no delinquency and improved financial results for the borrower.

The Company had $7.3 million in loans that were restructured and deemed to be a troubled debt restructuring (“TDR”) at December 31, 2017 with $4.4 million of those balances in non-accrual status, compared with $5.1 million and $1.2 million, respectively, at December 31, 2016.  The increase in TDR loans reflects the restructuring of the non-accruing construction loan discussed above.  Any TDR that is placed on non-accrual is not returned to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the restructurings were completed in an effort to maximize the Company’s ability to collect on loans where borrowers were experiencing financial difficulty.  Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2017 and 2016.  The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.

The following table presents the Company’s TDR loans as of December 31, 2017 and 2016:

	December 31, 2017
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$734	$220	$514	$8

Residential real estate:
Residential	1,656	271	1,385	-
Construction	-	-	-	-

Commercial real estate:
Commercial and multi-family	3,854	3,767	87	236
Construction	187	-	187	-

Home equities	794	128	666	-
Consumer and other loans	25	-	25	24

Total TDR loans	$7,250	$4,386	$2,864	$268

	December 31, 2016
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$574	$532	$42	$147
Residential real estate:
Residential	1,949	227	1,722	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	1,617	313	1,304	-
Construction	257	-	257	-
Home equities	667	175	492	1
Consumer and other	26	-	26	26
Total TDR loans	$5,090	$1,247	$3,843	$174

Allowance for Loan and Lease Losses

The following table summarizes the Bank’s allowance for loan and lease losses and changes in the allowance for loan losses by categories:

	ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES
	2017	2016	2015	2014	2013
	(in thousands)
BALANCE AT THE BEGINNING
OF THE YEAR	$13,916	$12,883	$12,533	$11,503	$9,732
CHARGE-OFFS:
Residential mortgages	-	-	(66)	-	(39)
Commercial and multi-family	(127)	-	(139)	(57)	(460)
Home equities	(1)	-	-	(2)	(128)
Direct financing leases	-	-	-	-	-
Commercial and industrial loans	(791)	(360)	(799)	(957)	(20)
Consumer installment and other loans	(66)	(47)	(43)	(46)	(64)
TOTAL CHARGE-OFFS	(985)	(407)	(1,047)	(1,062)	(711)

RECOVERIES:
Residential mortgages	-	2	2	18	2
Commercial and multi-family	-	59	44	58	444
Home equities	3	3	-	-	1
Direct financing leases	-	-	-	173	242
Commercial and industrial loans	323	151	126	574	240
Consumer installment and other loans	24	16	9	40	13
TOTAL RECOVERIES	350	231	181	863	942

NET (CHARGE-OFFS) RECOVERIES	(635)	(176)	(866)	(199)	231
PROVISION FOR LOAN
AND LEASE LOSSES	738	1,209	1,216	1,229	1,540
BALANCE AT THE END OF YEAR	$14,019	$13,916	$12,883	$12,533	$11,503

RATIO OF NET CHARGE-OFFS
(RECOVERIES) TO AVERAGE
NET LOANS AND LEASES
OUTSTANDING	0.07%	0.02%	0.12%	0.03%	(0.04)%

RATIO OF ALLOWANCE FOR
LOAN AND LEASE LOSSES TO
TOTAL LOANS AND LEASES	1.32%	1.48%	1.66%	1.80%	1.78%

Net charge-offs increased from $0.2 million in 2016 to $0.6 million in 2017.  The ratio of net charge-offs to average net loans outstanding correspondingly increased from 0.02% in 2016 to 0.07% in 2017.  The largest charge-off in 2017 occurred in the fourth quarter for $0.8 million in the C&I loan portfolio when it was determined that the non-accruing loan was no longer collectible and the collateral supporting the loan had appraised values lower than the outstanding loan balance.

An allocation of the allowance for loan losses by portfolio type over the past five years follows:

	Balance at 12/31/2017 attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2016 attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2015 attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2014 attributable to:	Percent of loans in each category to total loans:	Balance at 12/31/2013 attributable to:	Percent of loans in each category to total loans:
	(in thousands)
Residential
mortgages*	$950	12%	$769	13%	$909	14%	$941	14%	$1,038	15%
Commercial
mortgages*	7,409	59%	7,890	59%	7,135	59%	5,650	58%	4,912	59%

Home equities	347	7%	348	7%	371	8%	819	9%	878	9%
Commercial
loans	5,204	22%	4,813	21%	4,383	19%	4,896	19%	4,489	17%
Consumer
loans**	109	-%	96	-%	85	-%	78	-%	37	-%

Unallocated	-	-%	-	-%	-	-%	149	-%	149	-%
	$14,019	100%	$13,916	100%	$12,883	100%	$12,533	100%	$11,503	100%

* includes construction loans

** includes other loans

The proportion of the allowance allocated to commercial mortgages comprised  53% of the allowance for loan losses, and correspondingly, the commercial mortgage portfolio made up the largest proportion, or 59%, of the total loan portfolio as of December 31, 2017, as compared with 57% of the allowance and 59% of the total loan portfolio at December 31, 2016.  The decrease in the percentage of the allowance attributed to commercial mortgages reflected the decrease in specific reserves on an impaired commercial construction loan relationship.

C&I loans comprise 37% of the allowance for loan losses despite being only 22% of the loan portfolio.  C&I loans have the highest historical loss experience compared to the other portfolio segments and this is reflected in the allowance allocated to the different portfolio segments.  Therefore, C&I loans have the highest allowance allocation as a percentage of the portfolio segment when compared with the other portfolio segments.

Overall, the ratio of the allowance for loan losses to total loans decreased from 1.48% at December 31, 2016 to 1.32% on December 31, 2017.  The decrease is a reflection of a sustained level of low charge-offs and improved credit quality metrics such as a decline in criticized loans and reduced reserves on impaired loans.  The non-performing loans ratio was steady at 1.29% at the end of 2017, compared with 1.28% at the conclusion of the previous year.

The Company maintains a robust loan review process to ensure that specific credits are appropriately graded and reserved.  Management believes that the allowance for loan losses is reflective of a fair assessment of the current environment and credit quality trends.

Non-Interest Income

Total non-interest income increased by $1.8 million from $11.2 million in 2016 to $13.0 million in 2017.   The primary factor driving the increase was revenue growth in insurance services fees of 21%, or $1.4 million to $7.9 million.  TEA’s revenue remains the largest component of non-interest income at 61% of total non-interest income.  TEA is a source of diversification in the earnings of the Company and helps generate income not directly impacted by difficult credit or interest rate environments.  The largest contributor to the increase in insurance income was contingent profit sharing revenue.  Profit sharing revenue varies depending on the loss experience of TEA’s customers relative to overall premiums paid to insurance carriers.  Profit sharing revenue in 2017 was higher than average long term profit sharing revenue trends while profit sharing revenue in 2016 was lower than average, resulting in a $0.4 million increase in profit sharing revenue in 2017.  Employee benefit revenue more than doubled from 2016 to 2017 as TEA increased sales staff and management to boost production.  Commercial lines revenue had strong growth in 2017 as new business production exceeded the previous year’s results.    Personal lines revenue increased after TEA purchased the assets of two small insurance agencies, one in the fourth quarter of 2016 and another in the first quarter of 2017.

In addition to insurance revenue, other non-interest income sources that increased in 2017 included bank-owned life insurance (“BOLI”) income and interchange fees.  BOLI income increased $0.3 million to $0.9 million in 2017 due to a gain on an insurance claim made in the fourth quarter of 2017.  There were no claims made in 2016.  Interchange fee income increased $0.2 million to $1.5 million in 2017 due to higher debit card activity during the year.

The Company is actively engaged in the community by financing historic rehabilitation projects in Buffalo and enhances its yield by investing in related tax credits.  When a project is completed, the Company recognizes tax benefits with a related reduction in the investment.  The impact to non-interest income from historic tax credit investments was a $1.2 million loss in 2017, compared with a $0.9 million loss in 2016.  In 2017, a $4.0 million write-off on the investments was recorded in non-interest income and was partially offset by $2.8 million in refundable New York State tax credits, resulting in the $1.2 million net loss related to tax credit investments in non-interest income in 2017.  There was also a corresponding $1.9 million tax benefit realized in income tax expense in 2017, resulting in a net benefit to net income of $0.7 million related to the tax credit investments.  The write-offs were contemplated when management priced the initial investment in the tax credit projects.  The net impact to non-interest income for historic tax credit investments in 2016 was a net loss of $0.9 million with a corresponding $1.4 million benefit in income tax expense.  A table depicting the impact of the historic tax credit transactions is in Note 13 to the Consolidated Financial Statements.

Non-Interest Expense

Total non-interest expense increased $3.5 million, or 10%, from $35.1 million in 2016 to $38.6 million in 2017.  The largest increases in non-interest expense in 2017 when compared with 2016 were salaries and employee benefits, which increased $2.2 million, or 10%, and technology and communication expenses, which increased $0.6 million, or 27%.

The increase in salaries and employee benefits stems from merit increases, the addition of new employees as a part of the Company’s planned growth strategy, and increased incentive compensation.  Technology and communications expenses increased due to costs associated with the Bank’s new online banking system, which was implemented in the beginning of the second quarter of 2017, the full year impact of the new core banking system implemented in the second quarter of 2016, and increased debit card expenses related to higher activity.  Occupancy expenses increased $0.3 million due to capital improvements made on Company properties and the full year impact of the Bank’s new branch in Lockport, NY, which opened in May 2016.  Other expenses increased $0.2 million due to a $0.3 million contribution to the Evans Bank Foundation Fund in the fourth quarter of 2017.  There were no contributions made in 2016.

The efficiency ratio expresses the relationship of operating expenses to revenues.  The Company's efficiency ratio, or non-interest operating expenses (exclusive of non-cash intangible amortization) divided by the sum of net interest income and non-interest income (exclusive of gains and losses from investment securities and tax credit investments), improved to 68.5% in 2017 from 74.0% in 2016.  The decrease occurred as growth in net interest income (19%) and non-interest income (16%) exceeded non-interest expense growth of 10%.  While the Company’s growth strategy has resulted in continued rising non-interest expenses, the investments in people and infrastructure made in previous years were able to be leveraged for improved efficiency in 2017.

Taxes

Income tax expense for the year was $5.2 million, representing an effective tax rate of 33.2% compared with an effective tax rate of 18.9% in 2016.  The difference was driven by a $2.1 million charge to the Company’s deferred tax asset due to the TCJA signed in December 2017 and by the impact of historic tax credit investment transactions in 2017 and 2016.  The TCJA lowered the federal corporate tax rate from 35% to 21% starting in 2018.  As a result, the Company’s deferred tax deductions have less value and necessitated a write-down of the asset.  Excluding the impact of the historic tax credit transactions with respect to 2017 and 2016 and the remeasurement of the deferred tax asset with respect to 2017, the 2017 effective tax rate (non-GAAP) was 29.7% compared with 30.1% in 2016.  The reconciliation of the effective tax rates excluding the impact of the TCJA and historic tax credit investments, which are non-GAAP financial measures, to the most directly comparable GAAP measure is provided in the table in the “Summary” section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Income tax expense and deferred tax assets were recorded for the year ended December 31, 2017 and as of December 31, 2017, respectively, based on the Company’s initial analysis of the TCJA. Given the complexity of the TCJA, anticipated guidance from the U.S. Treasury regarding implementation of the act, and the potential for guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the TCJA,  it is possible there will be adjustments to the Company’s results of operations during 2018 to reflect any such guidance provided.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

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

On the funding side, the Company was successful in attracting new deposit customers, with most of that success coming from growth in retail savings deposits and commercial demand deposit products.  The Company marketed attractive retail savings and time deposit products to fund the strong commercial loan growth.  The Company’s increasing C&I loan production resulted in a corresponding increase in commercial demand deposits.  Total average deposits increased $102 million, or 13%, year over year to $868 million in 2016.  The largest component of that growth was in average savings deposits of $60 million.  Average demand deposits increased $18 million, including $15 million in commercial demand deposits, from 2015 to 2016.  Average time deposits grew $15 million from 2015 to 2016.

The FRB decision to raise its targeted overnight rate by 0.25% in December 2015 had a positive impact on the Company’s 2016 results while the increase in late 2016 had minimal impact on the Company’s 2016 results.  Previous to 2015, the FRB executed on a monetary policy designed to keep interest rates at all-time lows with the target overnight rate between 0.00% and 0.25% since the end of 2008 until the FRB raised its target rate to between 0.25% and 0.50% in December 2015.  The FRB raised the target rate again in December 2016 to between 0.50% and 0.75%.  The FRB had also executed on other quantitative easing strategies, including the purchase of mortgage-backed securities, in an attempt to depress longer-term market interest rates.  Although the FRB eventually stopped its asset purchases, its accommodation policy kept rates historically low during the same period.  This interest rate environment resulted in lower interest yields earned on assets as well as lower rates paid on liabilities.  Assets re-priced into lower yields as older loans and securities matured, and new loans were originated and securities purchased at lower yields than those they were replacing.

Net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, decreased from 3.65% in 2015 to 3.52% in 2016.  The yield on interest-earning assets decreased 10 basis points from 4.26% in 2015 to 4.16% in 2016, while the cost of interest-bearing liabilities increased 3 basis points to 0.64% over the same time periods.  The decline in interest-earning asset yields is a result of the continued asset re-pricing described above.  The increase in the cost of interest-bearing liabilities reflects the continued shift in the savings deposit portfolio to higher rate products.  The Company had very low cost core savings deposits that were more mature in their life cycle and did not grow in 2016.  Simultaneously, the Company offered attractive rates on certain savings products in an effort to fund the Company’s strong loan growth.

The Company’s net interest margin decreased from 3.80% in 2015 to 3.67% in 2016, reflecting the changes to the net interest spread.

Provision for Loan Losses

The Company’s provision for loan losses was $1.2 million in both 2016 and 2015.  The provision was flat year over year as increases in reserves for impaired loans, the level of criticized loans, and loan growth  were offset by the impact of the sustained low level of historical losses in the portfolio.  The allowance for loan loss allocation for impaired loans increased from $1.7 million at the end of 2015 to $2.0 million at December 31, 2016.  The higher reserve for impaired loans reflected an increase in reserve on the Company’s largest impaired loan after a new appraisal was obtained in 2016 that demonstrated a decrease in the value of the collateral securing the loan.  As noted in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the Company reserves a specific allocation on impaired loans and a higher percentage on criticized loans, or those loans risk-rated 5 or higher.  At December 31, 2016, criticized loans (i.e. loans risk-rated 5 or higher) that were collectively evaluated for impairment were $28.1 million, compared with $26.7 million at December 31, 2015.  Overall, total loans collectively evaluated for impairment increased $173 million to $927 million at the end of 2016 from  $754 million as of December 31, 2015.  Offsetting the increase in the provision for loan losses related to these factors was a reduction in the Company’s allowance related to its historical loss experience.  The Company had sustained historical loss experience at extremely low levels for a period of time sufficient that management determined that it was appropriate to lower the allowance allocation determined by historical losses in accordance with the Bank’s allowance for loan losses policy.

Non-performing loans decreased $4.0 million from $16.0 million at December 31, 2015 to $12.0 million at December 31, 2016.  The decrease in 2016 was primarily driven by one large commercial loan relationship of $3.6 million being upgraded to performing status.

Non-Interest Income

Total non-interest income decreased by $2.5 million from 2015 to 2016.  The primary factors driving the decrease were the $0.9 million net loss related to tax credit investments in 2016 and a $0.7 million gain on insurance proceeds recorded in 2015 related to a fire sustained at a branch location.  In 2016, a $3.0 million write-off on the tax credit investments  was recorded in non-interest income and was partially offset by $2.1 million in refundable New York State tax credits, resulting in the $0.9 million net loss related to tax credit investments in non-interest income in 2016.  There was also a corresponding $1.4 million tax benefit realized in income tax expense in 2016,  resulting in a net benefit to net income of $0.5 million related to the tax credit investments.  There were no comparable transactions in 2015.

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

The increase in salaries and employee benefits stemmed from merit increases, the addition of new employees as a part of the Company’s planned growth strategy, increased incentive compensation, and fringe benefits costs including health care costs and retirement funding expenses.  Technology and communications expenses increased due to the increased costs of the Bank’s new core banking system implemented in the beginning of the second quarter of 2016.  Advertising costs increased $0.2 million due to a marketing campaign targeted toward obtaining new customers impacted by bank merger activity in Western New York.  Higher FDIC insurance costs of $0.1 million reflected the Company’s balance sheet growth in 2016.

The Company's efficiency ratio was 74.0% in 2016 and 71.8% in 2015.  The increase occurred as non-interest expense growth resulting from the Company’s growth strategy outpaced revenue growth, which was negatively impacted by the decrease in insurance service and fee revenue and net interest margin compression.

Taxes

The provision for income taxes in 2016 was $1.9 million on pre-tax income of $10.2 million for an effective tax rate of 18.9%, compared with an effective tax rate of 32.5% in 2015.  The 2016 fiscal year benefited from historic tax credits generated from investing in community projects that rehabilitate historic properties.  Excluding the impact of the historic tax credit and write-off of the tax credit investments recognized in non-interest income for the period ended December 31, 2016, the provision for income taxes would have been $3.3 million on pre-tax income of $11.1 million yielding an effective rate of 30.1%.

FINANCIAL CONDITION

The Company had total assets of $1.3 billion at December 31, 2017, an increase of $195 million, or 18%, from $1.1 billion at December 31, 2016.  Net loans of $1.1 billion at the recent year end were  $123 million, or 13%, higher than  $929 million at December 31, 2016.  Total investment securities increased $52 million from $97 million at December 31, 2016 to $149 million at December 31, 2017, and deposits increased by $111 million, or 12%, to $1.1 billion as of the end of 2017.  Stockholders’ equity was $118 million at the conclusion of 2017, a $21 million, or 22% increase from $97 million at the previous year end.

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

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase.  The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities.  Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase.  The Company did not own any out-of-state municipal bonds at December 31, 2017 or December 31, 2016.  Bonds rated below A are reviewed periodically to ensure their continued credit worthiness.  While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Company’s general market area.  Those municipalities are typically customers of the Bank whose financial situation is familiar to management.  The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third party pricing service provider regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than our third-party pricing service provider’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2017 or 2016.

The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.”  Securities designated as held to maturity are stated on the Company’s Consolidated Balance Sheets included under Item 8 of this Annual Report on Form 10-K at amortized cost.  Those designated as available for sale are reported at fair market value.  At December 31, 2017, $5.3 million in securities were designated as held to maturity.  These bonds are municipal investments that the Bank has made in its local market area.

The available for sale portfolio totaled $144 million or approximately 96% of the Company’s securities portfolio at December 31, 2017.  Net unrealized gains and losses on available for sale securities resulted in a net unrealized loss of $1.4 million at December 31, 2017, as compared with a net unrealized loss of $0.6 million at December 31, 2016.  The increase in the net unrealized loss position in 2017 was due to the rise in market interest rates during the year.  Unrealized gains and losses on available-for-sale securities are reported, net of taxes, as a separate component of stockholders’ equity.  For the year ended December 31, 2017, the impact on stockholders’ equity was a net unrealized loss, net of taxes, of approximately $0.7 million.

Certain securities available for sale were in an unrealized loss position at December 31, 2017.  Management assessed those securities available for sale in an unrealized loss position at December 31, 2017 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.

Securities and interest-bearing deposits at banks made up 13% of the Company’s total average interest-earning assets in 2017 compared with 12% in 2016.  The Company’s securities portfolio outstanding balances increased from $97 million at December 31, 2016 to $149 million at December 31, 2017 and the Company’s interest-bearing deposits at banks also increased from $1 million to $8 million over the same time period.  The interest-bearing deposits are liquid interest-bearing cash accounts at correspondent banks.  After the Company raised $14 million in equity in the first quarter of 2017, management increased the size of the investment portfolio to leverage and generate immediate returns on the capital.  At December 31, 2017, the Company’s concentration in U.S. government-sponsored agency bonds was 19% of the total securities balance versus 13% at December 31, 2016.  Government-sponsored mortgage-backed securities comprised 58% of the portfolio at December 31, 2017, compared with 49% of the portfolio at December 31, 2016, and tax-advantaged municipal bonds made up 23% of the portfolio at December 31, 2017 versus 38% of the portfolio at December 31, 2016.  With a new President of the United States taking office early in 2017, management chose to minimize its purchases of municipal bonds due to the possibility of a decrease in the corporate tax rate, which would effectively reduce the return on those investments given the value those bonds have as tax-advantaged investments.  The largest increase was in mortgage-backed securities as the continual return of principal on these investments offers management more capability to manage interest rate risk.

As a member of both the Federal Reserve System and the FHLB, the Bank is required to hold stock in those entities.  The Bank held $4.9 million and $2.2 million in FHLB stock as of December 31, 2017 and 2016, respectively, and $1.9 million and $1.5 million in FRB stock at December 31, 2017 and 2016, respectively.

Income from securities held in the Bank’s investment portfolio represented 7% of total interest income of the Company in 2017 compared with 7% in 2016 and 8% in 2015.  Taxable securities yields improved to 2.45% in 2017 from 2.33% in 2016, but were lower than 2.84% in 2015.  Investment purchase activity was relatively low in 2016 as higher yielding bonds were called or matured, resulting in a decrease in yields.  Returns improved in 2017 as market interest rates rose and investment purchase activity increased.  Conversely, tax-exempt yields continued to decrease to 2.38% in 2017 from 2.44% in 2016 and 2.67% in 2015.  With minimal municipal bond purchases in 2017 and higher yielding investments being called or matured, overall tax-exempt portfolio yields continued to decline.

Available for sale securities with a total fair value of $138 million at December 31, 2017 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The following table summarizes the Bank’s securities with those designated as available for sale valued at fair value and securities designated as held to maturity at amortized cost as of December 31, 2017, 2016, and 2015:

	At December 31,
	2017	2016	2015
	(in thousands)
Available for Sale:
Debt securities
U.S. government agencies	$28,053	$12,872	$21,846
States and local subdivisions	29,373	35,142	37,683
Total debt securities	$57,426	$48,014	$59,529

Mortgage-backed securities
FNMA	$31,554	$14,560	$10,449
FHLMC	14,540	3,525	4,634
GNMA	2,102	2,533	3,236
SBA	10,215	-	-
CMO's	27,981	26,590	19,293
Total mortgage-backed securities	$86,392	$47,208	$37,612

Total available for sale securities	$143,818	$95,222	$97,141

Held to Maturity:
Debt securities
States and local subdivisions	$5,334	$1,983	$1,617

Total held to maturity securities	$5,334	$1,983	$1,617

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2017.  Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	($ in thousands)
Available for Sale:
Debt Securities
U.S. Government agencies	$2,005	2.00%	$6,976	1.75%	$19,072	2.60%	$-	-%
States and political
subdivisions	3,985	2.19%	17,092	2.12%	6,313	2.99%	1,983	4.28%
Total debt securities	$5,990	2.13%	$24,068	2.01%	$25,385	2.70%	$1,983	4.28%

Mortgage-backed securities
FNMA	$18	7.08%	$-	-%	$15,464	2.56%	$16,072	3.05%
FHLMC	11	4.90%	21	5.88%	2,471	2.42%	12,037	2.78%
GNMA	-	-%	-	-%	659	3.74%	1,443	3.17%
SBA	-	-%	-	-%	-	-%	10,215	2.66%
CMO	4	4.58%	-	-%	427	2.74%	27,550	2.27%
Total mortgage-backed
securities	$33	6.05%	$21	5.88%	$19,021	2.58%	$67,317	2.60%

Total available for sale	$6,023	2.15%	$24,089	2.01%	$44,406	2.65%	$69,300	2.67%

Held to Maturity:
Debt Securities
States and political
subdivisions	$4,077	1.58%	$690	2.15%	$473	3.60%	$94	2.80%
Total held to maturity	$4,077	1.58%	$690	2.15%	$473	3.60%	$94	2.80%

Total securities	$10,100	1.92%	$24,779	2.01%	$44,879	2.66%	$69,394	2.67%

LENDING ACTIVITIES

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

The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans.  The Bank primarily extends loans to customers located within the Western New York area.  Interest income on loans represented approximately 93% of the total interest income of the Company in 2017 and 2016 and 92% of total interest income in 2015.  The Bank’s loan portfolio, net of the allowances for loan losses, totaled $1.1 billion and $929 million at December 31, 2017 and December 31, 2016, respectively.  The net loan portfolio represented 87% and 88% of the Company’s average interest-earning assets during 2017 and 2016, respectively.

The following table summarizes the major classifications of the Bank’s loans as of the dates indicated:

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Mortgage loans on real estate:
Residential Mortgages	$131,208	$118,542	$103,941	$98,374	$94,027
Commercial and multi-family	519,902	462,385	399,819	363,252	361,247
Construction-Residential	2,134	2,540	1,546	721	1,509
Construction-Commercial	107,274	93,240	60,892	40,986	23,902
Home equities	69,745	66,234	61,042	59,948	57,228
Total real estate loans	830,263	742,941	627,240	563,281	537,913

Commercial and industrial loans	232,211	197,371	144,330	129,456	106,952
Consumer and other loans	1,654	1,417	1,735	2,168	1,261
Net deferred loan origination costs	1,187	783	679	759	870
Total gross loans and leases	1,065,315	942,512	773,984	695,664	646,996

Allowance for loan and
lease losses	(14,019)	(13,916)	(12,883)	(12,533)	(11,503)

Loans and leases, net	$1,051,296	$928,596	$761,101	$683,131	$635,493

Real Estate Loans

Approximately 78% of the Bank’s total loan portfolio at December 31, 2017 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans.  The Bank’s real estate loan portfolio was $830 million at December 31, 2017, compared with $743 million at December 31, 2016.  The real estate loan portfolio increased by 12% in 2017 over 2016 compared with an increase of 18% in 2016 over 2015.

The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value (“LTV”) ratio.  Any loans with a greater than 80% LTV have private mortgage insurance.  Fixed rate residential mortgage loans outstanding totaled $128 million at December 31, 2017, which was 12% of total loans outstanding, compared with $116 million and 12%, respectively, at December 31, 2016.  This balance did not include any construction residential mortgage loans, which are discussed below.  The increase in residential mortgages occurred due to loan originations of $40 million in 2017, partially offset by payments within the portfolio during the year. Residential mortgage originations in 2016 were $42 million.  The local real estate market was strong in 2017 with median sales prices continuing to rise at a healthy rate.  While the number of closed sales in the local market was down in 2017 when compared to the previous year, it was still higher when compared to years preceding 2016.

The Bank has a contractual arrangement with FNMA, pursuant to which the Bank sells certain mortgage loans to FNMA and the Bank retains the servicing rights to those loans.  The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.  In 2017, the Bank sold $11 million in mortgages to FNMA under this arrangement, compared with $10 million in mortgages sold in 2016.

At December 31, 2017, the Bank had retained the servicing rights on $78 million in mortgages sold to FNMA, compared with a $76 million servicing portfolio to FNMA at December 31, 2016.  The Company recorded a net servicing asset for such loans of $0.6 million and $0.5 million at December 31, 2017 and 2016, respectively.  The value of the mortgage servicing rights increased due to the increase in the size of the servicing portfolio, offset by a slight decline in pricing.

The Bank offers adjustable rate residential mortgage loans with terms of up to 30 years.  Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter.  The Bank’s outstanding adjustable rate residential mortgage loans were $3 million or less than 1% of total loans outstanding at each of December 31, 2017 and 2016.  With rates on fixed rate mortgage products at still near historic lows, there has been little demand for variable-rate products which has resulted in minimal growth in variable rate mortgage loan balances.

Overall, residential real estate loans increased 10%, from $119 million at December 31, 2016 to $131 million at December 31, 2017.

The Bank also offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis.  Many of these mortgage loans either mature or are subject to a rate call after three to five years.  To the extent required, loans exceeding an 80% LTV are reported on an exception report to the Board of Directors.  The Bank’s outstanding commercial mortgage loans were $520 million at December 31, 2017, which was 49% of total loans outstanding, and 13% higher than the $462 million balance at December 31, 2016.  The Company’s Western New York footprint continued to experience strong demand for commercial real estate in 2017.  The balance at December 31, 2017 included $188 million in fixed rate and $332 million in variable rate commercial mortgage loans, which include interest rate calls.

The Bank also offers other types of loans collateralized by real estate, such as home equity loans.  The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 85% combined LTV ratio.  At December 31, 2017, the real estate loan portfolio included $70 million of home equity loans, which represented 7% of total loans outstanding, compared with $66 million and 7% at December 31, 2016, respectively.  The total home equity portfolio included $65 million in variable rate loans and $5 million in fixed rate loans.

The Bank also offers both residential and commercial real estate construction loans at up to an 80% LTV ratio at fixed interest or adjustable interest rates and multiple maturities.  At December 31, 2017, adjustable rate construction loans outstanding totaled $107 million, or 10% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $2 million, or less than 1% of total loan outstanding.  At December 31, 2016, adjustable rate construction loans outstanding totaled $93 million, or 10% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $3 million, or less than 1% of total loans outstanding.  Western New York has experienced a strong commercial construction market recently and the Company’s commercial real estate lending expertise has allowed the Company to take advantage of this strong market and grow this portfolio significantly over the past three years.

Commercial and Industrial Loans

The Bank offers C&I loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities.  The Bank’s C&I loan portfolio totaled $232 million at December 31, 2017, compared with $197 million at December 31, 2016, an 18% increase.  The growth is attributable to an increased number of C&I relationship managers and good results achieved through the Bank’s community-focused and relationship-based lending approach in the local market.  C&I loans represented 22% and 21% of the Bank’s total loans at the end of 2017 and 2016, respectively.

Collateral for C&I loans, where applicable, may consist of inventory, receivables, equipment and other business assets.  At December 31, 2017, 59% of the Bank’s C&I loans were at variable rates which are tied to the prime rate or LIBOR.

Consumer Loans

The Bank’s consumer installment and other loan portfolio totaled $2 million and $1 million at December 31, 2017 and 2016, respectively, representing less than 1% of the Bank’s total loans outstanding at those same respective dates.  Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis.  This segment of the portfolio is done on an accommodation basis for customers.  The Company does not actively try to grow the portfolio in a significant way.  Other loans consisted primarily of cash reserves, overdrafts, and loan clearing accounts.

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturities of commercial and industrial loans and commercial real estate construction loans outstanding as of December 31, 2017 and the classification of those loans due after one year according to sensitivity to changes in interest rates.

	Within	After One But	After Five
	One Year	Within Five Years	Years	Total
	(in thousands)
Commercial and industrial	$83,268	$96,145	$52,798	$232,211
Commercial real estate construction	66,547	15,712	25,015	107,274
	$149,815	$111,857	$77,813	$339,485

Loans maturing after one year with:
Fixed Rates		$60,974	$38,450
Variable Rates		50,883	39,363
		$111,857	$77,813

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

Deposits

The Bank offers a variety of deposit products, including checking, savings, NOW accounts, certificates of deposit and jumbo certificates of deposit.  Bank deposits are insured up to the limits provided by the FDIC.  The following table details the Bank’s deposits as of the dates indicated:

	December 31,
	2017	2016	2015
	(in thousands)

Demand deposits	$219,664	$201,741	$183,098
NOW accounts	109,378	88,632	83,674
Regular savings	535,730	508,652	439,993
Time deposits, $100,000 and over	103,703	70,216	40,066
Other time deposits	82,754	70,733	56,151
Total	$1,051,229	$939,974	$802,982

The following schedule sets forth the maturities of the Bank’s time deposits as of December 31, 2017:

	Time Deposit Maturity Schedule
	0-3 Mos.	3-6 Mos.	6-12 Mos.	Over 12 Mos.	Total
	(in thousands)

Time deposits - $100,000 and over	$9,302	$21,496	$41,401	$31,504	$103,703
Other time deposits	5,488	12,208	30,414	34,644	82,754
Total time deposits	$14,790	$33,704	$71,815	$66,148	$186,457

Total deposits increased $111 million or 12% in 2017 from the end of 2016.  As noted in the “Net Interest Income” section of Management’s Discussion and Analysis, rising interest rates in 2017 led to a shift in the Company’s deposit mix.  With the Company’s maintaining pricing discipline on its $388 million retail savings portfolio, the largest part of its total deposit portfolio, the Company’s main driver of deposit growth over the previous two years lagged in 2017.  Retail savings deposits declined from $395 million at the end of 2016.  Alternatively, the Company invested in its government banking program in an effort to enhance another opportunity to acquire core deposits.  The Company also remained competitive in its retail time deposit products to offer retail customers an account that pays a higher interest rate.

The Company grew core transactional checking accounts, including non-interest bearing demand deposits and NOW accounts, by 13% to $329 million at December 31, 2017.  The $18 million in growth in non-interest bearing demand deposits during 2017 was largely due to growth in commercial demand deposits of $9 million as the Company was able to attract new core customers and some current commercial customers maintained higher cash balances.  Municipal demand deposits grew $5 million and retail demand deposits grew $4 million in 2017.  The $21 million in growth in NOW accounts was primarily attributable to an increase in municipal NOW accounts of $16 million.

As of December 31, 2017, savings deposits increased $27 million, or 5%, over the previous year end.  The growth in savings deposits was attributable to the Company’s investment in its government banking program as municipal deposits grew $48 million in 2017.  Retail savings deposited declined $7 million in 2017 while commercial savings deposits fell $14 million.

Time deposits increased $46 million or 33% to $186 million as of December 31, 2017.  As savings rates were held steady in a rising rate environment, retail depositors moved to time deposit products.  The Company offered competitive rates for time deposits as a way to raise funds for loan growth and fix interest rates for a portion of its deposit portfolio.

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank:

	2017		2016		2015
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(in thousands)

Demand deposits	$208,898	-%	$185,029	-%	$166,611	-%
NOW accounts	93,881	0.22%	87,215	0.30%	78,801	0.41%
Regular savings	536,862	0.48%	478,252	0.48%	418,020	0.38%
Time deposits	160,440	1.30%	117,682	1.24%	102,711	1.39%
Total	$1,000,081	0.49%	$868,178	0.46%	$766,143	0.44%

Federal Funds Purchased and Other Borrowed Funds.  Another source of the Bank’s funds for lending and investing activities is borrowings from the FHLB.  The Bank had $78 million outstanding on its overnight line of credit with the FHLB as of December 31, 2017, compared with $18 million at the previous year end.  The Bank’s utilization of its overnight line of credit with the FHLB increased in 2017 to fund loan growth and investment security purchases.  The Bank also had an FHLB advance of $10 million outstanding with a rate of 1.73% maturing in 2020 at each of December 31, 2017 and 2016.

Securities Sold Under Agreements to Repurchase

The Bank enters into agreements with certain customers to sell securities owned by the Bank to those customers and repurchase the identical security within one day.  No physical movement of the securities is involved.  The customer is informed that the securities are held in safekeeping by the Bank on behalf of the customer.  Securities sold under agreements to repurchase totaled $9 million at December 31, 2017 compared with $10 million at December 31, 2016.  Balances can vary day to day based on customer needs.

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

Management decided to fully fund the Pension Plan in 2017 with a $1 million contribution.  As a result, the primary objective of the investment philosophy for the management of the Pension Plan assets shifted from long term capital appreciation to capital preservation.  Management believes that bcause the Pension Plan is frozen, managing the assets of the Pension Plan with a lower risk investment strategy is the optimal course of action.  Furthermore, by making the large contribution in 2017, the Company maximized the tax benefit of the deduction considering lower rate under TCJA.

Management tested the sensitivity of the pension expense to changes in three key assumptions: return on plan assets, the discount rate, and salary rate increases.  A 0.25% decrease in the rate of return on plan assets would have resulted in a decrease in pension expense of 32% or $11 thousand.  A 0.25% decrease in the discount rate would have resulted in a decrease in pension expense of 8% or $3 thousand.  Since the Pension Plan has been frozen, pension expense is not sensitive to compensation scale increases or decreases.  The SERP has no plan assets; therefore there is no rate of return on plan assets.  A 0.25% decrease in the discount rate would have resulted in an increase in SERP expense of 3% or $11 thousand.  A 0.25% increase in the rate of annual salary increases would have resulted in an increase in SERP expense of 1% or $4 thousand.

Liquidity

The Company utilizes cash flows from its investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Given the current collateral available, advances of up to $164 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.    An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the FRB’s discount window.  The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  Additionally, the Company has access to capital markets as a funding source.

The cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses.  At December 31, 2017, approximately 7% of the Company’s debt securities had maturity dates of one year or less, and approximately 23% had maturity dates of five years or less.  In addition, the Company receives regular cash flows on its mortgage-backed securities.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases.  At December 31, 2017, in the stress test, the Bank had net short-term liquidity available of $237 million as compared with $248 million at December 31, 2016.  Available assets of $157 million divided by public and purchased funds of $319 million, resulted in a long-term liquidity ratio of 49% at December 31, 2017, compared with 58% at December 31, 2016.  This decrease was driven primarily by an increase in outstanding short-term borrowings as a result of strong loan growth throughout the year that outpaced deposit growth.

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

	Payments due within time period at December 31, 2017
	(in thousands)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Securities sold under agreement
to repurchase	$9,289	$9,289	$-	$-	$-
Operating lease obligations	5,488	662	1,245	1,085	2,496
Other borrowed funds	88,250	78,250	10,000	-	-
Junior subordinated debentures	11,330	-	-	-	11,330
Total	$114,357	$88,201	$11,245	$1,085	$13,826

Interest expense on fixed rate debt	$396	$173	$223	$-	$-

At December 31, 2017, the Company had commitments to extend credit of $248 million compared with $218 million at December 31, 2016.  For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 16 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Capital

Total Company stockholders’ equity was $118 million at December 31, 2017, an increase from $97 million at December 31, 2016.  Equity as a percentage of assets was 9.1% at December 31, 2017, compared with 8.8% at December 31, 2016.  Book value per share of common stock increased to $24.74 at December 31, 2017 from $22.50 at December 31, 2016.  The reason for the increase in stockholders’ equity and book value per share was primarily related to a common stock issuance that netted $14 million in proceeds in January 2017 and $10 million in net income, offset in part by $4 million in dividends paid to common stockholders in 2017.    In January 2017, the Company completed a registered common stock offering that netted the Company $14 million in additional capital after expenses.  The Company issued 440,000 shares at $35.00 per share (including shares issued upon partial exercise of the underwriters’ allotment option in connection with the offering).  The offering was accretive to book value per share.

The dividend payment of $0.80 per share in 2017 was $0.04, or 5% higher per share than dividends paid in 2016.  The Company typically pays a semi-annual dividend in April and October of each year.  Management and the Board of Directors of the Company believe that the dividend level is prudent to maintain available capital to support the continued growth of the Company, as well as to manage the Company’s and the Bank’s capital ratios, while providing a dividend yield (dividend per share divided by stock price) competitive with peers in the industry at an annualized rate of 1.9% at December 31, 2017.

Included in stockholders’ equity was accumulated other comprehensive income/(loss) which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale.  Net unrealized losses after tax were $1.0 million, or $0.22 per share of common stock, at December 31, 2017, compared with net unrealized losses on available-for-sale investment securities after tax of $0.4 million, or $0.08 per share of common stock, at December 31, 2016.  Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.  The Company had no other-than-temporary impairment charges in its investment portfolio in 2017 or 2016.

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

ALCO, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities.  When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank's exposure to interest rate risk through the use of on or off-balance sheet financial instruments.  Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the purchase of other financial instruments used for interest rate risk management purposes.  In 2017 and 2016, the Bank did not use off-balance sheet financial instruments to manage interest rate risk.

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated increase
	in projected annual net interest income
	(in thousands)

	December 31, 2017	December 31, 2016
Changes in interest rates

+200 basis points	$1,907	$1,838
+100 basis points	2,927	2,590

-100 basis points	(3,268)	NM
-200 basis points	NM	NM

Many assumptions are utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income.  The more significant assumptions relate to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities.  The Bank also assumes immediate changes in rates, including 100 and 200 basis point rate changes.  In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts, such that interest rates cannot be less than zero.  These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. At each of December 31, 2017 and December 31, 2016, the Bank's projected net interest income benefitted more from a 100 basis point increase in market rates compared with a 200 basis point increase in rates.  This relationship was due in part to expected increases in deposit rates needed to retain deposit customers if rates moved up 200 basis points but were not required if rates only moved 100 basis points higher.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table, and changes in such amounts, are not considered significant to the Bank’s projected net interest income.

Financial instruments with off-balance sheet risk at December 31, 2017 included $226 million in undisbursed lines of credit at an average interest rate of 4.43%; $4 million in fixed rate loan origination commitments at 4.15%; and $3 million in adjustable rate letters of credit, which if drawn upon, would typically earn an interest rate equal to the prime lending rate plus 2%.  Unused overdraft protection lines totaled $16 million, which if drawn upon, would also typically earn an interest rate equal to the prime lending rate plus 2%.

The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity year ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(in thousands)
Interest-bearing Assets
Gross loan and lease
receivables	$177,149	$57,750	$46,643	$66,898	$80,262	$636,613	$1,065,315	$1,047,967
Average interest	4.81%	5.14%	5.01%	4.41%	4.79%	4.48%	4.61%	4.61%

Investment securities	$10,100	$5,807	$11,505	$4,363	$3,104	$114,273	$149,152	$149,079
Average interest	1.92%	2.23%	1.88%	1.98%	2.19%	2.67%	2.51%	2.51%

Interest-bearing Liabilities
Interest-bearing
deposits	$765,417	$31,877	$18,160	$10,390	$5,721	$-	$831,565	$832,890
Average interest	0.61%	1.54%	1.64%	1.48%	1.46%	-%	0.69%	0.69%

Other borrowed funds	$78,250	$-	$10,000	$-	$-	$-	$88,250	$88,132
Average interest	1.53%	-%	1.73%	-%	-%	-%	1.55%	1.55%

Securities sold under
agreements to repurchase	$9,289	$-	$-	$-	$-	$-	$9,289	$9,290
Average interest	0.19%	-%	-%	-%	-%	-%	0.19%	0.19%

Junior subordinated
debt	$-	$-	$-	$-	$-	$11,330	$11,330	$11,330
Average interest	-%	-%	-%	-%	-%	4.10%	4.10%	4.10%

When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities, increases or decreases.  As a part of the Company’s asset/liability policy, the Company has set limitations on the acceptable level of the negative impact of such rate fluctuations on the market value of the Company’s balance sheet.  The Bank’s securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per ASC Topic 320 “Investments – Debt and Equity Securities.”  At December 31, 2017, the impact to equity, net of tax, as a result of marking available for sale securities to market was an unrealized loss of $1.0 million.  On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 200 basis points.  At December 31, 2017, the Company determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements.  The Company’s and the Bank’s capital ratios are also reviewed by management on a quarterly basis.

Capital Expenditures

Significant planned expenditures for 2018 include the purchase of technology to improve workflow automation and operational efficiency.  The Company believes it has a sufficient capital base to support these known and potential capital expenditures, currently expected to total approximately $1.4 million, with current assets.

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

The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank.  Net income from banking activities was $9.6 million in 2017 compared with $7.4 million in 2016.  The increase in net income from banking activities was driven primarily by net interest income, which increased 19% from $35.4 million in 2016 to $42.1 million in 2017.  The increase in net interest income resulted from strong loan and core deposit growth.  Total assets of the banking activities segment increased $194 million or 18% during 2017 to $1.3 billion at December 31, 2017.

The insurance activities segment includes activities of TEA, a property and casualty insurance agency with locations in the Western New York area.  Net income from insurance activities was $0.9 million in 2017, an increase from $0.8 million in 2016.  The increase in net income in the insurance activities segment primarily resulted from a $1.4 million increase in revenue.  The higher revenue reflected an increase in several business lines, including commercial lines, personal lines, employee benefits, and profit sharing.  The increase in revenue was largely offset by an increase in expenses of $1.2 million as TEA made significant investments in the sales talent that drove the top line revenue growth.  TEA’s total assets were $10.5 million at December 31, 2017, compared with $9.4 million at December 31, 2016.

Fourth Quarter 2017 Results

Net income was $1.0 million, or $0.20 per diluted share, in the fourth quarter of 2017 compared with
$3.7 million, or $0.76 per diluted share, in the trailing third quarter of 2017 and $2.3 million, or $0.53 per diluted share, in last year’s fourth quarter.  The decrease in net income was primarily attributable to the deferred tax asset remeasurement impact of $2.1 million due to the lower federal corporate tax rate in the TCJA. Return on average equity was 3.32% for the fourth quarter of 2017 compared with 12.71% in the trailing third quarter and 9.70% in the prior-year period.

Net interest income increased $0.1 million, or 1%, from the trailing third quarter of 2017 and $1.8 million, or 19%, from the prior-year fourth quarter to $11.2 million in the fourth quarter of 2017, reflecting strong loan and demand deposit growth.  The Company’s commercial loan portfolio grew at a significant rate as average commercial loan balances, including both commercial real estate and commercial and industrial (“C&I”) loans, were $822 million in the fourth quarter of 2017, up 4%, or 17% on an annualized basis, from $789 million in the trailing third quarter and 10% from $745 million in the 2016 fourth quarter.

Net interest margin of 3.79% in the fourth quarter of 2017 declined 12 basis points from the 2017 third quarter, but improved 13 basis points from the prior year’s fourth quarter.  The trailing third quarter’s net interest income benefited $0.4 million, or 14 basis points, from the full payoff of two loans that were formerly in nonaccrual status.  At the time of the payoff, $0.4 million in interest payments previously received were recognized as income.  The uptick in net interest margin year-over-year was due to an improvement in loan yields, which continued to benefit from the re-pricing of variable rate loans tied to the Company’s prime rate.  The prime rate was 4.50% as of the end of 2017 compared with 4.25% at September 30, 2017 and 3.75% at the conclusion of 2016.  The change in prime rate reflects the increase in the federal funds rate targeted by the FRB.  This improvement in loan yields was somewhat offset by an increase in the cost of interest-bearing liabilities.  The average rate paid on deposits and other borrowings was 0.73% in the fourth quarter of 2017 compared with 0.69% in the third quarter of 2017 and 0.64% in the fourth quarter of 2016.  With rising short-term interest rates and the Company seeking to exercise pricing discipline, savings deposit growth slowed significantly in the second half of 2017.  As a result, during the fourth quarter of 2017 the Company funded most of its loan growth with time deposits and other wholesale borrowings which have a higher average cost than savings deposits.  When compared with last year’s fourth quarter, the average time deposit rate of 1.34% was 9 basis points higher and the average other borrowings rate of 1.71% was 45 basis points higher.

The increase in loan loss provision in the fourth quarter of 2017 to $0.6 million from $0.2 million in the third quarter of 2017 and $0.4 million in the fourth quarter of the prior year was mostly due to the quarter’s significant loan growth and a single charge-off of a C&I loan in the quarter of $0.8 million.  The loan was considered impaired and in nonaccrual status with a $0.4 million reserve at September 30, 2017.  Outside the large charge-off, other credit quality metrics were favorable, including an $8 million decrease in criticized loans from $38 million at each of December 31, 2016 and September 30, 2017 to $30 million at the end of 2017.

Non-interest income was $3.0 million in the fourth quarter of 2017, compared with $3.4 million in the third quarter of 2017 and $2.6 million in the prior-year period.  In the final quarter of 2017, the positive impact to net income related to historic tax credit investments was $0.5 million as a $1.2 million refundable New York State tax credit was recorded in non-interest income and a corresponding $1.0 million tax benefit was realized in income tax expense, offset by a $1.7 million write-off on the investment recorded in non-interest income.  Insurance revenue decreased $0.5 million from the trailing third quarter to $1.6 million in the fourth quarter of 2017 due to the seasonal decrease in commercial lines insurance commissions.  The increase of $0.3 million from the previous year’s fourth quarter resulted from improved performance across various business lines, including commercial lines insurance, personal lines insurance, and employee benefit plans sales.    The Company recognized a $0.3 million gain on a BOLI claim in the fourth quarter of 2017.  There were no policy claims in the third quarter of 2017 or fourth quarter of 2016.

Total non-interest expense was $10.4 million in the fourth quarter of 2017, an increase of 6%, or $0.6 million, from $9.8 million in the third quarter of 2017 and was $1.3 million, or 14%, higher than expenses in the prior-year fourth quarter.  Salaries and benefits costs of $6.3 million were flat when compared with the third quarter of 2017, but 8% higher than last year’s fourth quarter, reflecting strategic personnel hires in 2017 to support the Company’s continued growth.

The increase in other expenses in the fourth quarter reflects a $0.3 million contribution to the Evans Bank Foundation Fund (“the Foundation”).  The Foundation contributes to community organizations reflecting the Company’s values and impacting the Western New York region in a positive and meaningful way.

The efficiency ratio for the fourth quarter of 2017 was 70.4% and improved from the 74.2% ratio in the fourth quarter of 2016, but was higher than the 66.2% ratio in the third quarter of 2017.  The increase over the third quarter reflects the impact of seasonal insurance agency revenue and the contribution to the Foundation while the improvement from last year’s fourth quarter reflects the strong net interest income growth.

Income tax expense for the fourth quarter of 2017 was $2.2 million, representing an effective tax rate of 69.0% compared with an effective tax rate of 16.6% in the third quarter of 2017 and 7.8% in the fourth quarter of 2016.  The increase was driven by the $2.1 million expense related to the remeasurement of the Company’s deferred tax asset due to the enactment of the TCJA in December 2017 and by the impact of historic tax credit investment transactions in each of the periods.

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

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Evans Bancorp, Inc. and subsidiaries (the “Company”).  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

The Company's consolidated financial statements for the fiscal year ended December 31, 2017 were audited by KPMG LLP, an independent registered public accounting firm.  KPMG LLP also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, as stated in their report, which appears in the "Report of Independent Registered Public Accounting Firm" immediately following this annual report of management.

EVANS BANCORP, INC. AND SUBSIDIARIES

/s/ David J. Nasca

David J. Nasca

President and Chief Executive Officer

/s/ John B. Connerton

John B. Connerton

Treasurer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Evans Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2003.

Buffalo, New York
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Evans Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Evans Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

Buffalo, New York
March 1, 2018

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2017 AND DECEMBER 31, 2016
(in thousands, except share and per share amounts)
	December 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$13,751	$12,503
Interest-bearing deposits at banks	7,579	581
Securities:
Available for sale, at fair value (amortized cost: $145,232 at December 31, 2017;	143,818	95,222
$95,810 at December 31, 2016)
Held to maturity, at amortized cost (fair value: $5,261 at December 31, 2017;	5,334	1,983
$1,959 at December 31, 2016)
Federal Home Loan Bank common stock, at cost	4,863	2,185
Federal Reserve Bank common stock, at cost	1,916	1,546
Loans, net of allowance for loan losses of $14,019 at December 31, 2017
and $13,916 at December 31, 2016	1,051,296	928,596
Properties and equipment, net of accumulated depreciation of $18,255 at December 31, 2017
and $17,012 at December 31, 2016	10,564	11,310
Goodwill and intangible assets	8,553	8,406
Bank-owned life insurance	27,729	21,534
Other assets	20,230	16,843

TOTAL ASSETS	$1,295,633	$1,100,709

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$219,664	$201,741
NOW	109,378	88,632
Savings	535,730	508,652
Time	186,457	140,949
Total deposits	1,051,229	939,974

Securities sold under agreement to repurchase	9,289	10,159
Other borrowings	88,250	28,200
Other liabilities	17,193	14,298
Junior subordinated debentures	11,330	11,330
Total liabilities	1,177,291	1,003,961

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,783,562 and 4,302,504 shares issued at December 31, 2017 and December 31, 2016, respectively, and 4,782,505 and 4,300,634 outstanding at December 31, 2017
and December 31, 2016, respectively	2,394	2,153
Capital surplus	59,444	44,389
Treasury stock, at cost, 1,057 and 1,870 shares at December 31, 2017 and
December 31, 2016, respectively	-	-
Retained earnings	59,921	52,630
Accumulated other comprehensive loss, net of tax	(3,417)	(2,424)
Total stockholders' equity	118,342	96,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,295,633	$1,100,709

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(in thousands, except share and per share amounts)

	2017	2016	2015
INTEREST INCOME
Loans	$44,379	$37,330	$32,638
Interest bearing deposits at banks	66	47	64
Securities:
Taxable	2,466	1,652	1,935
Non-taxable	837	926	991
Total interest income	47,748	39,955	35,628
INTEREST EXPENSE
Deposits	4,887	4,040	3,339
Other borrowings	418	295	158
Junior subordinated debentures	426	372	327
Total interest expense	5,731	4,707	3,824
NET INTEREST INCOME	42,017	35,248	31,804
PROVISION FOR LOAN LOSSES	738	1,209	1,216
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	41,279	34,039	30,588
NON-INTEREST INCOME
Deposit service charges	1,747	1,750	1,736
Insurance service and fees	7,898	6,519	7,194
Gain on loans sold	156	93	133
Bank-owned life insurance	864	556	563
Loss on tax credit investments	(3,997)	(3,022)	-
Refundable state historic tax credit	2,843	2,117	-
Gain on insurance settlement	-	-	734
Interchange fee income	1,494	1,322	1,270
Other	1,998	1,917	2,090
Total non-interest income	13,003	11,252	13,720
NON-INTEREST EXPENSE
Salaries and employee benefits	24,408	22,221	20,478
Occupancy	3,199	2,915	2,789
Advertising and public relations	1,095	1,022	857
Professional services	2,260	2,216	2,354
Technology and communications	2,881	2,274	2,005
Amortization of intangibles	113	-	-
FDIC insurance	740	752	607
Other	3,898	3,696	3,608
Total non-interest expense	38,594	35,096	32,698
INCOME BEFORE INCOME TAXES	15,688	10,195	11,610

INCOME TAX PROVISION	5,209	1,923	3,767

NET INCOME	$10,479	$8,272	$7,843

Net income per common share-basic	$2.21	$1.93	$1.85
Net income per common share-diluted	$2.16	$1.90	$1.82
Cash dividends per common share	$0.80	$0.76	$0.72
Weighted average number of common shares outstanding	4,738,394	4,281,885	4,235,048
Weighted average number of diluted shares outstanding	4,860,828	4,358,517	4,307,368

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(in thousands)
	2017		2016		2015

NET INCOME		$10,479		$8,272		$7,843

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized loss on available-for-sale securities		(507)		(840)		(436)

Defined benefit pension plans:
Amortization of prior service cost	27		19		19
Amortization of actuarial loss	137		139		125
Actuarial (losses) gains	(19)		68		(10)
Total		145		226		134

OTHER COMPREHENSIVE LOSS, NET OF TAX		(362)		(614)		(302)

COMPREHENSIVE INCOME		$10,117		$7,658		$7,541

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2014	$2,123	$43,102	$42,822	$(1,508)	$(751)	$85,788
Net Income			7,843			7,843
Other comprehensive loss				(302)		(302)
Cash dividends ($0.72 per common share)			(3,049)			(3,049)
Stock options and restricted stock expense		495				495
Excess tax benefit from stock-based compensation		32				32
Issued 10,574 shares in Employee Stock
Purchase Plan	5	211				216
Issued 7,832 shares in stock option exercise	4	(4)				-
Repurchased 8,676 shares in treasury stock					(210)	(210)
Reissued 20,942 restricted shares		(503)			503	-
Reissued 11,197 shares under Dividend Reinvestment Plan		31			246	277
Reissued 15,235 shares in stock option exercises		(46)			212	166
Balance, December 31, 2015	$2,132	$43,318	$47,616	$(1,810)	$-	$91,256
Net Income			8,272			8,272
Other comprehensive loss				(614)		(614)
Cash dividends ($0.76 per common share)			(3,258)			(3,258)
Stock compensation expense		553				553
Excess tax benefit from stock-based compensation		43				43
Repurchased 3,280 shares in treasury stock					(80)	(80)
Issued 19,093 restricted shares	10	(10)				-
Issued 7,162 shares under Dividend Reinvestment Plan	4	179				183
Issued 10,596 shares in Employee Stock Purchase Plan	5	221				226
Issued 5,450 shares in stock option exercises	2	88				90
Reissued 2,902 shares under Dividend Reinvestment Plan		8			69	77
Reissued 267 shares in stock option exercises		(6)			6	-
Reissued 3,215 restricted shares, net of 1,950 forfeitures		(5)			5	-
Balance, December 31, 2016	$2,153	$44,389	$52,630	$(2,424)	$-	$96,748
Net Income			10,479			10,479
Other comprehensive loss				(362)		(362)
Reclassification of certain tax effects from AOCI related to the Tax Cuts and Jobs Act of 2017			631	(631)		-
Cash dividends ($0.80 per common share)			(3,819)			(3,819)
Stock compensation expense		623				623
Reissued 741 restricted shares						-
Issued 440,000 shares in stock offering	220	13,922				14,142
Issued 13,112 restricted shares, net of forfeitures	9	(9)				-
Issued 6,155 shares under Dividend Reinvestment Plan	3	249				252
Issued 7,610 shares in Employee Stock Purchase Plan	4	261				265
Issued 10,001 shares in stock option exercises	5	140				145
Repurchased 9,218 shares in treasury stock					(342)	(342)
Reissued 13,470 shares in stock option exercises		(131)			342	211
Balance, December 31, 2017	$2,394	$59,444	$59,921	$(3,417)	$-	$118,342

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(in thousands)
	2017	2016	2015

OPERATING ACTIVITIES:
Interest received	$47,028	$39,570	$35,044
Fees received	13,419	11,839	12,719
Interest paid	(5,631)	(4,627)	(3,896)
Cash paid to employees and vendors	(37,778)	(33,876)	(32,658)
Cash contributed to pension plan	(1,000)	(140)	(165)
Income taxes paid	(3,029)	(1,534)	(2,950)
Proceeds from sale of loans held for resale	11,487	9,775	14,453
Originations of loans held for resale	(11,016)	(9,467)	(14,449)

Net cash provided by operating activities	13,480	11,540	8,098

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(65,889)	(25,953)	(28,961)
Proceeds from maturities, calls, and payments	13,014	25,230	26,760
Held to maturity securities:
Purchases	(4,345)	(866)	(637)
Proceeds from maturities, calls, and payments	995	500	619
Proceeds from property insurance	-	-	1,183
Cash paid for bank owned life insurance	(6,000)	-	-
Additions to properties and equipment	(483)	(1,452)	(1,888)
Purchase of tax credit investment	(3,102)	(2,078)	(1,100)
Acquisitions	(275)	(325)	-
Net increase in loans	(120,438)	(167,901)	(78,441)

Net cash used in investing activities	(186,523)	(172,845)	(82,465)

FINANCING ACTIVITIES:
Proceeds from (repayments of) short-term borrowings, net	59,180	17,538	(16,657)
Proceeds from long-term borrowings	-	-	10,000
Net increase in deposits	111,255	136,992	95,347
Dividends paid	(3,819)	(3,258)	(3,049)
Repurchase of treasury stock	(342)	(80)	(210)
Issuance of common stock	14,804	499	216
Reissuance of treasury stock	211	77	443

Net cash provided by financing activities	181,289	151,768	86,090

Net increase (decrease) in cash and equivalents	8,246	(9,537)	11,723

CASH AND CASH EQUIVALENTS:
Beginning of year	13,084	22,621	10,898

End of year	$21,330	$13,084	$22,621

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(in thousands)
	2017	2016	2015

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$10,479	$8,272	$7,843

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,762	1,554	1,513
Deferred tax expense (benefit)	3,150	(71)	980
Provision for loan losses	738	1,209	1,216
Net loss on tax credit investment	1,154	905	-
Gain on loans sold	(156)	(93)	(133)
Gain on proceeds from insurance	-	-	(734)
Stock compensation expense	623	553	495
Proceeds from sale of loans held for resale	11,487	9,775	14,453
Originations of loans held for resale	(11,016)	(9,467)	(14,449)
Changes in assets and liabilities affecting cash flow:
Other assets	(2,975)	(2,156)	(2,563)
Other liabilities	(1,766)	1,059	(523)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$13,480	$11,540	$8,098

12, 2011 AND 2010
EVANS BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and General

Evans Bancorp, Inc. (the “Company”) was organized as a New York business corporation and incorporated under the laws of the State of New York on October 28, 1988 for the purpose of becoming a bank holding company.  Through August 2004, the Company was registered with the Federal Reserve Board (“FRB”) as a bank holding company under the Bank Holding Company Act of 1956, as amended.  In August 2004, the Company filed for, and was approved as, a Financial Holding Company under the Bank Holding Company Act.  The Company currently conducts its business through its two subsidiaries: Evans Bank, N.A. (the “Bank”), a nationally chartered bank, and its subsidiary, Evans National Holding Corp. (“ENHC”); and Evans National Financial Services, LLC (“ENFS”) and its subsidiary, The Evans Agency LLC (“TEA”).  Unless the context otherwise requires, the term “Company” refers collectively to Evans Bancorp, Inc. and its subsidiaries.  The Company conducts its business through its subsidiaries.  It does not engage in any other substantial business.

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

Securities

Securities which the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are stated at cost, adjusted for discounts and premiums that are recognized in interest income over the period to the earlier of the call date or maturity using the level yield method.  These securities represent debt issuances of local municipalities in the Bank’s market area for which market prices are not readily available.  Management periodically evaluates the financial condition of the municipalities for any indication that the Bank does not expect to recover the entire amortized cost basis of their bonds.

Securities classified as available for sale are stated at fair value with unrealized gains and losses excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income or loss, a component of stockholders’ equity.  Gains and losses on sales of securities are computed using the specific identification method.

Declines in the fair value of investment securities (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss and a new cost basis for the securities is established. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Bank has the intent to sell a security; (2) it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis; or (3) the Bank does not expect to recover the entire amortized cost basis of the security. If the Bank intends to sell a security or if it is more likely than not that the Bank will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If the Bank does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.  There were no charges associated with other-than-temporary impairment declines in fair value of securities in 2017, 2016, or 2015.

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

The general portfolio allocation is segmented into homogeneous pools of loans with similar characteristics.  Separate pools of loans include loans pooled by loan grade and by portfolio segment.  An average historical loss rate over the past six years multiplied by the loss emergence period factor is applied against these loans.

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

Foreclosed Real Estate

Foreclosed real estate is initially recorded at the lower of carrying or fair value (net of costs of disposal) at the date of foreclosure.  Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.  Assessments are periodically performed by management, and an allowance for losses is established through a charge to operations if the carrying value of a property exceeds fair value.  The Company held no foreclosed real estate at December 31, 2017 or December 31, 2016.

Insurance Commissions and Fees

Commission revenue is recognized as of the effective date of the insurance policy.  The Company also receives contingent commissions from insurance companies which are based on the overall profitability of their relationship based primarily on the loss experience of the insurance placed by the Company.  Contingent commissions from insurance companies are recognized when determinable.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, "Intangibles – Goodwill and Other."  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired.  The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired.  A reporting unit is defined as any distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by the segment’s management.  The only reporting unit with goodwill as of December 31, 2017 was the insurance agency activities reporting unit.

The fair value of the insurance agency activities reporting unit is measured annually as of December 31st utilizing the average of a discounted cash flow model and a market value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for similar companies.  The calculated value of the insurance agency reporting unit was in excess of the carrying amount at December 31, 2017.  The Company has performed the required goodwill impairment tests and has determined that goodwill was not impaired as of December 31, 2017.

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

The Tax Cuts and Jobs Act (“TCJA”), which represents one of the most significant overhauls to the United States federal tax code since 1986, was signed into law on December 22, 2017.  The TCJA reduces the Company’s marginal federal income tax rate from 35% to 21%, but also reduces the benefit of historic tax credit investments.  The impact of the TCJA on the Company is detailed in Note 13 to the Consolidated Financial Statements.  In addition to the decrease in the marginal federal income tax rate, there are many other provisions in the TCJA that affect corporations generally but are not expected to impact the Company including limits on the deductibility of FDIC insurance premium for banks with more than $10 billion in assets, various provisions related to companies with international operations, and limitations on the deductibility of interest expense.

Earnings Per Share

Earnings per common share is determined by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options.  Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share.  There were 122,434, 76,632, and 72,320 potentially dilutive shares of common stock included in calculating diluted earnings per share for the years ended December 31, 2017, 2016, and 2015, respectively.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive.  In accordance with ASC Topic 260, "Earnings Per Share," these shares were not included in calculating diluted earnings per share.  There were no anti-dilutive shares at each of December 31, 2017 and 2016.  As of December 31, 2015, there were 36 thousand shares that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

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

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting,  was adopted effective January 1, 2017.  This ASU is part of the FASB’s Simplification Initiative.  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Some of the areas of simplification apply only to nonpublic entities.  One part of this ASU that impacted the Company was the elimination of the concept of a tax windfall pool.  Previously, an entity determined for each award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes resulted in either an excess benefit or a tax deficiency.  Excess tax benefits were recognized in additional paid-in-capital; tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement.  Excess tax benefits were not recognized until the deduction reduced taxes payable.  Under the new standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement in the period in which they are incurred.  The impact on the Company was a tax benefit of $0.2 million for the year ended December 31, 2017.

In addition, the Company made the accounting policy election effective January 1, 2017 to account for forfeitures of stock awards when they occur rather than estimating the number of awards that are expected to vest.  When stock awards are granted, the Company assumes that the service condition will be achieved when determining the initial amount of compensation cost recognized.  This election has not had a material impact on the Company’s financial statements.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Financial Instruments with Off-Balance Sheet Risk

In the ordinary course of business, the Bank has entered into off-balance sheet financial arrangements consisting of commitments to extend credit and standby letters of credit.  The Bank provides guarantees in the form of standby letters of credit, which represent an irrevocable obligation to make payments to a third party if the borrower defaults on its obligation under a borrowing or other contractual arrangement with the third party.  The Bank could potentially be required to make payments to the extent of the amount guaranteed by the standby letters of credit based on the terms of the agreement.  The maximum potential amount of future payments under standby letters of credit was $3.1 million and $3.7 million as of December 31, 2017 and 2016, respectively.  There were no liabilities recorded on the Consolidated Balance Sheets related to standby letters of credit as of December 31, 2017 and 2016, respectively, reflecting management’s assessment of the value of the guarantee given the lack of historical activity and the likelihood of current customers to draw on the letters of credit.  The Bank has not incurred any losses on its commitments during the past three years and has not recorded a reserve for its commitments.

Advertising costs

Advertising costs are expensed as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Below are accounting policies recently issued or proposed but not yet required to be adopted as of December 31, 2017.  To the extent management believes the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed below.

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  The objective of this ASU is to require entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This ASU modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other guidance. The ASU also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations.  The Company adopted the guidance on January 1, 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings.  Because the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the new revenue recognition standard did not have a material impact on the Company’s consolidated financial statements. The Company’s implementation efforts included the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts.  The Company did identify one revenue source, variable profit-sharing revenue for TEA, which will be accounted for differently in 2018 and beyond.  Profit-sharing revenue is variable consideration that TEA earns based on the loss ratio of its customers at insurance companies.  TEA typically receives the cash consideration the following year, mostly in the first quarter, for the profit-sharing revenue earned in the previous year.  Prior to January 1, 2018, the Company recognized profit-sharing revenue when the cash was received.  After January 1, 2018, the Company will estimate this variable consideration based on past performance and loss experience known during the year and make subsequent adjustments to revenue when the uncertainty associated with the variable revenue is resolved.  The Company recorded a cumulative-effect adjustment to retained earnings of $0.4 million as of January 1, 2018 related to TEA’s variable profit-sharing revenue.

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

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.  Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold.  The main objective of this ASU (commonly known as the Current Expected Credit Loss Impairment Model, or CECL, in the industry) is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in CECL replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The amendments in CECL are effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The FASB expects that an entity will be able to leverage its current systems and methods for recording the allowance for credit losses.  However, many financial institutions, particularly community banks similar in size to the Company and industry groups like the American Bankers Association, have expressed concern about the impact of CECL.  The life of loan loss concept presents complexities that can decrease capital, and add both volatility to the allowance for loan losses (“ALLL”) estimates and additional costs.  CECL may increase the ALLL, though many factors will determine the impact for each bank.  Changes in expectations of future economic conditions play a large role in CECL and can significantly affect the credit loss estimate.  A challenge for the Company could be the operational impact.  Costly new systems and processes to track loan performance may need to be purchased or developed.  Significant procedural challenges may be faced both in implementation and on an ongoing basis.  The total impact of CECL to the Company’s financial statements is unknown but may be material.  Implementation of CECL will be a significant project for the Company through the projected implementation date of January 1, 2020.

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

ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.    This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA.  Consequently, the ASU eliminates the stranded tax effects resulting from the TCJA.  This ASU was issued in response to concern expressed by stakeholders about the guidance in current GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date.  That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recorded in other comprehensive income (rather than in income from continuing operations).  The ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted for reporting periods for which financial statements have not yet been issued or been made available for issuance.  Given that the ASU was issued before the issuance of the Company’s Consolidated Financial Statements in this Form 10-K, the Company early adopted the ASU and recorded a reclassification from accumulated other comprehensive income to retained earnings as of December 31, 2017 of $0.6 million.

2.SECURITIES

The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2017
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$28,407	$22	$(376)	$28,053
States and political subdivisions	29,169	246	(42)	29,373
Total debt securities	$57,576	$268	$(418)	$57,426

Mortgage-backed securities:
FNMA	$31,835	$69	$(350)	$31,554
FHLMC	14,708	22	(190)	14,540
GNMA	2,105	18	(21)	2,102
SBA	10,309	9	(103)	10,215
CMO	28,699	26	(744)	27,981
Total mortgage-backed securities	$87,656	$144	$(1,408)	$86,392

Total securities designated as available for sale	$145,232	$412	$(1,826)	$143,818

Held to Maturity:
Debt securities
States and political subdivisions	$5,334	$1	$(74)	$5,261

Total securities designated as held to maturity	$5,334	$1	$(74)	$5,261

	2016
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$12,958	$67	$(153)	$12,872
States and political subdivisions	34,952	356	(166)	35,142
Total debt securities	$47,910	$423	$(319)	$48,014

Mortgage-backed securities:
FNMA	$14,694	$96	$(230)	$14,560
FHLMC	3,544	32	(51)	3,525
GNMA	2,535	19	(21)	2,533
CMO	27,127	67	(604)	26,590
Total mortgage-backed securities	$47,900	$214	$(906)	$47,208

Total securities designated as available for sale	$95,810	$637	$(1,225)	$95,222

Held to Maturity:
Debt securities
States and political subdivisions	$1,983	$5	$(29)	$1,959

Total securities designated as held to maturity	$1,983	$5	$(29)	$1,959

Available for sale securities with a total fair value of $138 million and $87 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at December 31, 2017 and 2016, respectively.

The scheduled maturity of debt and mortgage-backed securities at December 31, 2017 and 2016 is summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	2017		2016
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$5,974	$5,990	$2,869	$2,876
Due after one year through five years	24,063	24,068	30,171	30,214
Due after five years through ten years	25,584	25,385	12,166	12,133
Due after ten years	1,955	1,983	2,704	2,791
	57,576	57,426	47,910	48,014

Mortgage-backed securities
available for sale	87,656	86,392	47,900	47,208

Total available for sale securities	$145,232	$143,818	$95,810	$95,222

Debt securities held to maturity:

Due in one year or less	$4,077	$4,053	$780	$778
Due after one year through five years	690	661	289	283
Due after five years through ten years	473	464	814	805
Due after ten years	94	83	100	93
	5,334	5,261	1,983	1,959

Total held to maturity securities	$5,334	$5,261	$1,983	$1,959

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no realized gains and losses from gross sales of securities in 2017, 2016 or 2015.

Information regarding unrealized losses within the Company’s available for sale securities at December 31, 2017 and 2016 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	2017

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$15,151	$(239)	$6,863	$(137)	$22,014	$(376)
States and political subdivisions	7,288	(28)	894	(14)	8,182	(42)
Total debt securities	$22,439	$(267)	$7,757	$(151)	$30,196	$(418)

Mortgage-backed securities:
FNMA	$20,087	$(207)	$6,517	$(143)	$26,604	$(350)
FHLMC	12,984	(147)	960	(43)	13,944	(190)
GNMA	-	-	1,212	(21)	1,212	(21)
SBA	4,516	(43)	1,769	(60)	6,285	(103)
CMO	11,023	(216)	14,753	(528)	25,776	(744)
Total mortgage-backed securities	$48,610	$(613)	$25,211	$(795)	$73,821	$(1,408)

Held to Maturity:
Debt securities:
States and political subdivisions	$4,548	$(37)	$626	$(37)	$5,174	$(74)

Total temporarily impaired
securities	$75,597	$(917)	$33,594	$(983)	$109,191	$(1,900)

	2016

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$6,847	$(153)	$-	$-	$6,847	$(153)
States and political subdivisions	16,895	(146)	731	(20)	17,626	(166)
Total debt securities	$23,742	$(299)	$731	$(20)	$24,473	$(319)

Mortgage-backed securities:
FNMA	$9,577	$(230)	$-	$-	$9,577	$(230)
FHLMC	1,728	(8)	988	(43)	2,716	(51)
GNMA	1,046	(17)	309	(4)	1,355	(21)
CMO	19,745	(569)	1,166	(35)	20,911	(604)
Total mortgage-backed securities	$32,096	$(824)	$2,463	$(82)	$34,559	$(906)

Held to Maturity:
Debt securities:
States and political subdivisions	$863	$(3)	$706	$(26)	$1,569	$(29)

Total temporarily impaired
securities	$56,701	$(1,126)	$3,900	$(128)	$60,601	$(1,254)

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2017 and 2016 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.  The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

The Company did not record any other-than-temporary impairment charges in 2017, 2016, or 2015.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government agencies such as the Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance going forward.

3.LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans at December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017	December 31, 2016
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$131,208	$118,542
Commercial and multi-family	519,902	462,385
Construction-Residential	2,134	2,540
Construction-Commercial	107,274	93,240
Home equities	69,745	66,234
Total real estate loans	830,263	742,941

Commercial and industrial loans	232,211	197,371
Consumer and other loans	1,654	1,417
Net deferred loan origination costs	1,187	783
Total gross loans	1,065,315	942,512

Allowance for loan losses	(14,019)	(13,916)

Loans, net	$1,051,296	$928,596

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

The Bank, in its normal course of business, sells certain residential mortgages which it originates to FNMA.  The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon.  The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.  This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk.  At December 31, 2017 and 2016, the Company had approximately $78 million and $76 million, respectively, in unpaid principal balances of loans that it services for FNMA.  For the years ended December 31, 2017 and 2016, the Company sold $11 million and $10 million, respectively, in loans to FNMA and realized gains on those sales of $156 thousand and $93 thousand, respectively.  Gains or losses recognized upon the sale of loans are determined on a specific identification basis.  The Company had a related asset of approximately $0.6 and $0.5 million for the servicing portfolio rights as of December 31, 2017 and 2016, respectively.  No loans were held for sale at December 31, 2017 compared with $0.3 million in loans held for sale at December 31, 2016.  Loans held for sale are typically in the portfolio for less than a month.  As a result, the carrying value approximates fair value.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

Due to the lack of foreclosure activity and absence of any ongoing litigation at December 31, 2017 and 2016, the Company had no accrual for loss contingencies or potential costs associated with foreclosure-related activities at those dates.

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

As of December 31, 2017, there were $228 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for borrowings.

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

Consumer Loans: The Company funds a variety of consumer loans, including direct automobile loans, recreational vehicle loans, boat loans, home improvement loans, and personal loans (collateralized and uncollateralized).  Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging up to five years, based upon the nature of the collateral and the size of the loan.  The majority of consumer loans are underwritten on a secured basis using the underlying collateral being financed.  A minimal amount of loans are unsecured, which carry a higher risk of loss.  These loans included overdrawn deposit accounts classified as loans of less than $0.1 million at December 31, 2017 and 2016.

The Company maintains an allowance for loan losses in order to capture the probable losses inherent in its loan portfolio.  There is a risk that the Company may experience significant loan losses in 2018 and beyond which could exceed the allowance for loan losses.  If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan losses or recognize further loan charge-offs, the Company may have to increase its allowance for loan losses or loan charge-offs which could have a material adverse effect on the Company's operating results and financial condition.  There can be no assurance that the Company's allowance for loan losses will be adequate to protect the Company against loan losses that it may incur.

Changes in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 follow:

	2017	2016	2015
	(in thousands)
Balance, beginning of year	$13,916	$12,883	$12,533
Provisions for loan losses	738	1,209	1,216
Recoveries	350	231	181
Charge-offs	(985)	(407)	(1,047)
Balance, end of year	$14,019	$13,916	$12,883

The following tables summarize the allowance for loan losses, as of December 31, 2017 and 2016, respectively, by portfolio segment.  The segments presented are at the level management uses to assess and monitor the risk and performance of the portfolio.

2017

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,813	$7,890	$96	$769	$348	$13,916
Charge-offs	(791)	(127)	(66)	-	(1)	(985)
Recoveries	323	-	24	-	3	350
Provision (Credit)	859	(354)	55	181	(3)	738
Ending balance	$5,204	$7,409	$109	$950	$347	$14,019

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$372	$643	$34	$28	$-	$1,077
Collectively evaluated
for impairment	4,832	6,766	75	922	347	12,942
Total	$5,204	$7,409	$109	$950	$347	$14,019

Loans:
Ending balance:
Individually evaluated
for impairment	$2,263	$9,212	$34	$2,611	$1,785	$15,905
Collectively evaluated
for impairment	229,948	617,964	1,620	130,731	67,960	1,048,223
Total	$232,211	$627,176	$1,654	$133,342	$69,745	$1,064,128

Note: Loan balances do not include $1.2 million in net deferred loan origination costs as of December 31, 2017.

* includes construction loans

2016

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,383	$7,135	$85	$909	$371	$12,883
Charge-offs	(360)	-	(47)	-	-	(407)
Recoveries	151	59	16	2	3	231
Provision (Credit)	639	696	42	(142)	(26)	1,209
Ending balance	$4,813	$7,890	$96	$769	$348	$13,916

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$492	$1,471	$43	$1	$20	$2,027
Collectively evaluated
for impairment	4,321	6,419	53	768	328	11,889
Total	$4,813	$7,890	$96	$769	$348	$13,916

Loans:
Ending balance:
Individually evaluated
for impairment	$3,148	$7,613	$43	$2,584	$1,753	$15,141
Collectively evaluated
for impairment	194,223	548,012	1,374	118,498	64,481	926,588
Total	$197,371	$555,625	$1,417	$121,082	$66,234	$941,729

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

The following table provides data, at the class level, of credit quality indicators of certain loans, as of December 31, 2017 and 2016, respectively:

2017
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
1-3	$83,203	$418,819	$502,022	$158,181
4	24,071	87,746	111,817	57,827
5	-	4,106	4,106	13,247
6	-	9,231	9,231	2,134
7/8	-	-	-	822
Total	$107,274	$519,902	$627,176	$232,211

2016
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
1-3	$82,520	$372,235	$454,755	$121,414
4	6,541	73,655	80,196	59,117
5	-	12,506	12,506	12,623
6	4,179	3,989	8,168	3,404
7	-	-	-	813
Total	$93,240	$462,385	$555,625	$197,371

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

A summary of current, past due, and nonaccrual loans as of December 31, 2017 and 2016 follows:

2017
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$225,915	$4,019	$163	$365	$1,749	$232,211
Residential real estate:
Residential	129,251	731	-	-	1,226	131,208
Construction	2,134	-	-	-	-	2,134
Commercial real estate:
Commercial	508,044	2,611	-	309	8,938	519,902
Construction	102,109	3,239	1,926	-	-	107,274
Home equities	68,415	171	40	-	1,119	69,745
Consumer and other	1,628	11	6	-	9	1,654
Total Loans	$1,037,496	$10,782	$2,135	$674	$13,041	$1,064,128

2016
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$184,872	$6,567	$2,826	$-	$3,106	$197,371
Residential real estate:
Residential	116,876	751	53	-	862	118,542
Construction	2,540	-	-	-	-	2,540
Commercial real estate:
Commercial	452,187	6,319	1,522	483	1,874	462,385
Construction	88,566	257	-	239	4,178	93,240
Home equities	64,868	105	-	-	1,261	66,234
Consumer and other	1,387	3	10	-	17	1,417
Total Loans	$911,296	$14,002	$4,411	$722	$11,298	$941,729

The following table provides data, at the class level, of impaired loans:

	At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,023	$1,917	$-	$1,704	$92	$28
Residential real estate:
Residential	2,415	2,594	-	2,456	46	83
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,336	2,469	-	2,449	134	32
Construction	187	187	-	218	-	13
Home equities	1,785	1,892	-	1,828	62	33
Consumer and other	-	-	-	-	-	-
Total impaired loans	$7,746	$9,059	$-	$8,655	$334	$189

	At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$1,240	$1,431	$372	$1,279	$79	$12
Residential real estate:
Residential	196	196	28	196	6	3
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,689	6,819	643	6,755	156	129
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer and other	34	59	34	37	3	2
Total impaired loans	$8,159	$8,505	$1,077	$8,267	$244	$146

	At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,263	$3,348	$372	$2,983	$171	$40
Residential real estate:
Residential	2,611	2,790	28	2,652	52	86
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	9,025	9,288	643	9,204	290	161
Construction	187	187	-	218	-	13
Home equities	1,785	1,892	-	1,828	62	33
Consumer and other	34	59	34	37	3	2
Total impaired loans	$15,905	$17,564	$1,077	$16,922	$578	$335

	At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,304	$1,604	$-	$1,455	$125	$51
Residential real estate:
Residential	2,513	2,720	-	2,542	39	78
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,123	2,168	-	2,181	33	89
Construction	257	257	-	404	2	28
Home equities	1,559	1,621	-	1,606	51	30
Consumer and other	-	-	-	-	-	-
Total impaired loans	$7,756	$8,370	$-	$8,188	$250	$276

	At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$1,844	$1,913	$492	$1,898	$62	$53
Residential real estate:
Residential	71	72	1	72	2	1
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	1,054	1,083	296	1,062	50	-
Construction	4,179	4,201	1,175	4,180	194	-
Home equities	194	206	20	195	9	1
Consumer and other	43	68	43	45	3	3
Total impaired loans	$7,385	$7,543	$2,027	$7,452	$320	$58

	At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$3,148	$3,517	$492	$3,353	$187	$104
Residential real estate:
Residential	2,584	2,792	1	2,614	41	79
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	3,177	3,251	296	3,243	83	89
Construction	4,436	4,458	1,175	4,584	196	28
Home equities	1,753	1,827	20	1,801	60	31
Consumer and other	43	68	43	45	3	3
Total impaired loans	$15,141	$15,913	$2,027	$15,640	$570	$334

There were $7.7 million in impaired loans with no related allowance at December 31, 2017 and $7.8 million in impaired loans with no related allowance at December 31, 2016.  As management identifies impaired loans that are collateral dependent, new appraisals are ordered to determine the fair value of the collateral.  It should also be noted that when estimating the fair value of collateral for the purpose of performing an impairment test, management further reduces the appraised value of the collateral to account for estimated selling or carrying costs, age of the appraisal, if applicable, or any other perceived market or borrower-specific risks to the value of the collateral.

The interest income in the preceding table was interest income recognized on accruing TDRs and interest paid prior to loans being identified as non-accrual.  The interest income foregone in the preceding table represents interest income that the Company did not recognize on those loans while they were on non-accrual.

The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2017 and 2016.

Troubled debt restructurings (“TDRs”)

The Company had $7.3 million in loans that were restructured and deemed to be TDRs at December 31, 2017 with $4.4 million of those balances in non-accrual status.  Any new TDR that is placed on non-accrual is not returned to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the restructurings were allowed in an effort to maximize the Company’s ability to collect on loans where borrowers were experiencing financial difficulty.  The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.

The following table presents the Company’s TDR loans as of December 31, 2017, and 2016, respectively:

	December 31, 2017
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$734	$220	$514	$8
Residential real estate:
Residential	1,656	271	1,385	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,854	3,767	87	236
Construction	187	-	187	-
Home equities	794	128	666	-
Consumer and other	25	-	25	24
Total TDR loans	$7,250	$4,386	$2,864	$268

	December 31, 2016
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$574	$532	$42	$147
Residential real estate:
Residential	1,949	227	1,722	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	1,617	313	1,304	-
Construction	257	-	257	-
Home equities	667	175	492	1
Consumer and other	26	-	26	26
Total TDR loans	$5,090	$1,247	$3,843	$174

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

The following tables show the data for TDR activity by type of concession granted to the borrower during 2017 and 2016:

	Year ended December 31, 2017			Year ended December 31, 2016
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	1	$874	$874	-	$-	$-
Extension of maturity	-	-	-	2	121	121
Term-out line of credit	1	180	180	1	20	20
Residential Real Estate & Construction:
Extension of maturity	2	254	272	1	95	95
Extension of maturity and
interest rate reduction	-	-	-	1	109	109
Commercial Real Estate & Construction:
Extension of maturity	3	5,073	5,073	-	-	-
Combination of concessions	1	4,179	3,397	-	-	-
Home Equities	-	-	-	-	-	-
Deferral of principal	1	175	175	-	-	-
Extension of maturity and
interest rate reduction	1	20	20	-	-	-
Consumer and other loans	-	-	-	-	-	-

Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2017 and 2016.  All of the C&I and commercial real estate TDRs were already considered impaired and sufficiently reserved for prior to being identified as a TDR.

At December 31, 2017, there were no commitments to lend additional funds to debtors owing loans whose terms have been modified in TDRs.

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value.  A loan is considered in default when the loan is 90 days past due.  The following table presents loans which were classified as TDRs during the preceding twelve months and which subsequently defaulted during the twelve month periods ended December 31, 2017 and 2016, respectively:

	Year ended December 31, 2017		Year ended December 31, 2016
	(Recorded Investment in thousands)		(Recorded Investment in thousands)

Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and industrial	1	$107	-	$-
Residential real estate	1	151	-	-
Commercial real estate	-	-	-	-
Home equities	-	-	-	-
Consumer and other loans	-	-	-	-

4.PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 were as follows:

	2017	2016
	(in thousands)
Land	$268	$268
Buildings and improvements	13,047	13,032
Furniture, fixtures, and equipment	15,504	15,022
	28,819	28,322
Less accumulated depreciation	(18,255)	(17,012)
Properties and equipment, net	$10,564	$11,310

Depreciation expense totaled $1.2 million in 2017, $1.2 million in 2016, and $1.0 million in 2015.

5.OTHER ASSETS

Other assets at December 31 were as follows:

	2017	2016
	(in thousands)
Net deferred tax asset	$4,450	$7,310
Accrued interest receivable	4,091	3,243
State historic tax credit receivable	4,960	2,117
Prepaid expenses	1,022	980
Mortgage servicing rights	586	527
Historic tax credit investments	1,182	454
Accounts receivable	2,688	884
Other	1,251	1,328
Total other assets	$20,230	$16,843

6.GOODWILL AND INTANGIBLE ASSETS

The Company had $8.1 million in goodwill at each of December 31, 2017 and 2016.  The entire amount of goodwill is within the insurance agency activities segment.  The Company measures the fair value of the insurance agency reporting unit annually, as of December 31, utilizing market value EBITDA multiples based on industry data and cash flow modeling.  When modeling future cash flows, management considered historical information, the operating budget, and strategic goals in projecting net income and cash flows for the next five years.  No impairment was recognized as a result of the goodwill impairment test as of December 31, 2017 and 2016, respectively.  Further discussion of the Company’s goodwill impairment testing is included in Note 1.

TEA purchased the assets of A.M. Smith Group, Inc., a local insurance agency in Lockport, NY, on December 31, 2016 and Mietus Agency in Derby, N.Y on January 1, 2017.  Intangible assets related to those acquisitions are reflected in the table below:

2017	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Avg Amortization Period
	(in thousands)

Insurance expirations	$565	$(113)	$452	4 years

2016	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Avg Amortization Period
	(in thousands)

Insurance expirations	$305	$-	$305	5 years

Amortization expense related to intangibles for the years ended December 31, 2017, 2016, and 2015 was $113 thousand, $0, and $0, respectively.  Estimated amortization expense for each of the four succeeding fiscal years is as follows:

Year Ending December 31	Amount
(in thousands)
2018	$113
2019	113
2020	113
2021	113
$452

7.DEPOSITS

Time deposits, with minimum denominations of $100 thousand each, totaled $103.7 million and $70.2 million at December 31, 2017 and 2016, respectively.  There were overdrawn deposit accounts classified as loans of less than $0.1 million at both December 31, 2017 and 2016.

At December 31, 2017, the scheduled maturities of all time deposits were as follows:

(in thousands)
2018	$120,308
2019	31,877
2020	18,160
2021	10,390
2022	5,722
$186,457

In prior years, some of the Company’s time deposits were obtained through brokered transactions.  Brokered time deposits totaled $1.2 million at each of December 31, 2017 and 2016.

8.BORROWED FUNDS AND JUNIOR SUBORDINATED DEBENTURES

Other borrowings at December 31, 2017 consist of a $10 million advance from the FHLB with a fixed interest rate of 1.73% that matures in 2020 and a FHLB Overnight Line of Credit advance of $78 million.

The Bank has the ability to borrow additional funds from the FHLB based on the securities or real estate loans that can be used as collateral and to purchase additional federal funds through one of the Bank’s correspondent banks.  Given the current collateral available, additional advances of up to $164 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.    The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.

As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY.  The Bank held FHLBNY stock with a carrying value of $5 million and $2 million as of December 31, 2017 and December 31, 2016, respectively.

The amounts and interest rates of other borrowed funds were as follows:

	FHLB Overnight Line of Credit	FHLB Advances	Total Other Borrowings
	(in thousands)
At December 31, 2017
Amount outstanding	$78,250	$10,000	$88,250
Weighted-average interest rate	1.53%	1.73%	1.55%

For the year ended December 31, 2017
Highest amount at a month end	$78,250	$10,000
Daily average amount outstanding	$16,491	$10,000	$26,491
Weighted-average interest rate	1.36%	1.73%	1.50%

At December 31, 2016
Amount outstanding	$18,200	$10,000	$28,200
Weighted-average interest rate	0.74%	1.73%	1.09%

For the year ended December 31, 2016
Highest amount at a month end	$49,100	$10,000
Daily average amount outstanding	$16,011	$10,000	$26,011
Weighted-average interest rate	0.61%	1.73%	1.05%

At December 31, 2015
Amount outstanding	$-	$10,000	$10,000
Weighted-average interest rate	-%	1.73%	1.73%

For the year ended December 31, 2015
Highest amount at a month end	$17,700	$10,000
Daily average amount outstanding	$2,504	$7,151	$9,655
Weighted-average interest rate	0.33%	1.79%	1.41%

On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 (the “Capital Securities”) classified on the Company’s consolidated balance sheets as Junior Subordinated Debentures.  The distribution rate on the Capital Securities of the Trust adjusts quarterly based on changes in the three-month London Interbank Offered Rate (“LIBOR”) and was 4.10% at December 31, 2017.

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

The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust.  The interest rate payable on the Junior Subordinated Debentures was 4.10% at December 31, 2017.

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

The Capital Securities will remain outstanding until the Junior Subordinated Debentures are repaid at maturity, are redeemed prior to maturity, or are distributed in liquidation to the Trust.  The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events (“Events”) set forth in the indentures relating to the Capital Securities, and in whole or in part at any time contemporaneously with the optional redemption of the related Junior Subordinated Debentures in whole or in part.  The Junior Subordinated Debentures are redeemable prior to their stated maturity dates at the Company’s option: (i) on or after the stated optional redemption dates, in whole at any time, or in part from time to time; or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval.  The redemption price of the Capital Securities and the related Junior Subordinated Debentures upon early redemption would be at the liquidation amount plus accumulated but unpaid distributions.

9.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank enters into agreements with customers to sell securities owned by the Bank to the customers and repurchase the identical security, within one business day.  No physical movement of the securities is involved.  The customers are informed the securities are held in safekeeping by the Bank on behalf of the customers.  The Bank had $9.3 million and $10.2 million in securities sold under agreement to repurchase at December 31, 2017 and 2016, respectively.

10.COMPREHENSIVE INCOME (LOSS)

The following tables display the components of other comprehensive income (loss), net of tax:

	Balance at December 31, 2016	Net Change	Balance at December 31, 2017
	(in thousands)
Net unrealized loss on investment securities	$(365)	$(684)	$(1,049)
Net defined benefit pension plan adjustments	(2,059)	(309)	(2,368)
Total	$(2,424)	$(993)	$(3,417)

	Balance at December 31, 2015	Net Change	Balance at December 31, 2016
	(in thousands)
Net unrealized gain (loss) on investment securities	$475	$(840)	$(365)
Net defined benefit pension plan adjustments	(2,285)	226	(2,059)
Total	$(1,810)	$(614)	$(2,424)

	Balance at December 31, 2014	Net Change	Balance at December 31, 2015
	(in thousands)
Net unrealized gain (loss) on investment securities	$911	$(436)	$475
Net defined benefit pension plan adjustments	(2,419)	134	(2,285)
Total	$(1,508)	$(302)	$(1,810)

	December 31, 2017 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Tax effect reclass due to TCJA	Total Net Change
Unrealized loss on investment securities:
Unrealized (loss) gain on investment securities	$(826)	$319	$(507)	$(177)	$(684)

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$(30)	$11	$(19)
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(4)	27
Amortization of actuarial loss (a)	173	(36)	137
Net change	174	(29)	145	(454)	(309)

Other Comprehensive Income (Loss)	$(652)	$290	$(362)	$(631)	$(993)

(a)	Included in net periodic pension cost as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

	December 31, 2016 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized (loss) gain on investment securities	$(1,355)	$515	$(840)

Defined benefit pension plans adjustments:
Net actuarial gain (loss)	$110	$(42)	$68
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(12)	19
Amortization of actuarial loss (a)	221	(82)	139
Net change	362	(136)	226

Other Comprehensive Income (Loss)	$(993)	$379	$(614)

(a)	Included in net periodic pension cost as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

	December 31, 2015 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized (loss) gain on investment securities	$(719)	$283	$(436)

Defined benefit pension plans adjustments:
Net actuarial gain (loss)	$5	$(15)	$(10)
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(12)	19
Amortization of actuarial loss (a)	201	(76)	125
Net change	237	(103)	134

Other Comprehensive Income (Loss)	$(482)	$180	$(302)

(a)	Included in net periodic pension cost as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

11.EMPLOYEE BENEFITS AND DEFERRED COMPENSATION PLANS

Employees’ Pension Plan

The Bank has a defined benefit pension plan that covered substantially all employees of the Company and its subsidiaries (the “Pension Plan”).  The Pension Plan provides benefits that are based on the employees’ compensation and years of service.  The Bank uses an actuarial method of amortizing prior service cost and unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected.  The amortization method the Bank uses recognizes the prior service cost and net gains or losses over the average remaining service period of active employees which exceeds the required amortization.  The Pension Plan was frozen effective January 31, 2008.  Under the freeze, eligible employees will receive the benefits already earned through January 31, 2008 at retirement, but will not be able to accrue any additional benefits.  As a result, service cost will no longer be incurred.

Selected Financial Information for the Pension Plan is as follows:

	12/31/2017	12/31/2016
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$5,524	$5,384
Service cost	-	-
Interest cost	216	221
Assumption change	245	97
Actuarial (gain) loss	62	11
Benefits paid	(205)	(189)
Benefit obligation at the end of the year	5,842	5,524

Change in plan assets:
Fair value of plan assets at the beginning of year	4,266	4,067
Actual return on plan assets	726	248
Employer contributions	1,000	140
Benefits paid	(205)	(189)
Fair value of plan assets at the end of year	5,787	4,266

Funded status	$(55)	$(1,258)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(55)	$(1,258)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$2,192	$2,429
Prior service cost	-	-
Net amount recognized in equity - pre-tax	$2,192	$2,429

Net amount recognized on Consolidated Balance Sheets in Other Liabilities	$2,137	$1,171

Accumulated benefit obligation at year end	$5,842	$5,524

Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2017	2016	2015
Discount rate for projected benefit obligation	3.55%	3.95%	4.17%
Discount rate for net periodic pension cost	3.95%	4.17%	3.83%
Rate of increase in compensation levels	-%	-%	-%
Expected long-term rate of return of plan assets	6.50%	6.50%	7.50%

The components of net periodic benefit cost consisted of the following:

	2017	2016	2015
	(in thousands)
Service cost	$-	$-	$-
Interest cost	216	221	205
Expected return on plan assets	(275)	(263)	(308)
Net amortization and deferral	92	85	71
Net periodic benefit cost	$33	$43	$(32)

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic cost in 2018 for amortization of actuarial loss will be $80 thousand.

The Company contributed $1 million to the Pension Plan in 2017 and expects that it will not contribute to the Pension Plan in 2018.

The expected long-term rate of return on Pension Plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on plan targeted asset allocation.  Equity and fixed income securities were assumed to earn returns in the ranges of 5% to 10% and 5% to 6%, respectively.  When these overall return expectations are applied to the Pension Plan’s targeted allocation, the expected rate of return was determined to be 6.50%, which is within the range of expected return.  The Company’s management will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary.

The weighted average asset allocation of the Pension Plan at December 31, 2017 and 2016, the Pension Plan measurement date, was as follows:

Asset Category:	2017	2016
Equity mutual funds	25.93%	67.97%
Fixed income mutual funds	72.17%	30.20%
Cash/Short-term investments	1.90%	1.83%
	100.00%	100.00%

The portfolio is invested in accordance with sound investment practices that emphasize long-term investment fundamentals.  Consistent with this approach, the investment strategy is to diversify the portfolio in order to reduce risk and to maintain sufficient liquidity to meet the obligations of the Plan. The Plan’s long-term asset allocation under normal market conditions shifted during 2017 from 65% equity investments and 35% in fixed income assets and other short term cash equivalents to 25% and 75%, respectively.  The investment objective of the allocation in equity investments emphasizes long term capital appreciation.  These equity investments are diversified across market capitalization, industries, style and geographical location.   The investment objective of the fixed income allocation is to generally provide a diversified source of income with an awareness of capital preservation.    Management decided to fully fund the Plan in 2017 with a $1 million contribution.  As a result, the primary objective of the investment philosophy shifted from long term capital appreciation to capital preservation.

The major categories of assets in the Bank’s Pension Plan as of year-end are presented in the following table.  Assets are segregated according to their investment objective by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19 – Fair Value of Financial Instruments).

	2017	2016
	(in thousands)
Level 1:
Mutual funds:
Short-term investments:
Money market	$110	$78
Fixed Income:	4,176	1,288
Equities:
Small cap	243	307
Large cap	520	1,008
Real estate	-	101
International large cap	497	923
International small cap	123	201
Emerging markets	118	254
Commodity	-	106
	$5,787	$4,266

The mutual funds are actively traded with market quotes available on at least a daily basis.  Therefore, they are Level 1 assets.

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis decreased from 3.95% at December 31, 2016 to 3.55% at December 31, 2017 for the Company's Pension Plan.

Expected benefit payments under the Pension Plan over the next ten years at December 31, 2017 are as follows:

(in thousands)
2018	$216
2019	214
2020	212
2021	227
2022	261
Year 2023 - 2027	1,629

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

The obligations related to the two SERP plans are indirectly funded by various life insurance contracts naming the Bank as beneficiary.  The Bank has also indirectly funded the SERPs, as well as other benefits provided to other employees, through bank-owned life insurance.  The Bank uses an actuarial method of amortizing unrecognized net gains or losses which result from actual experience and assumptions being different than those that are projected.  The amortization method the Bank is using recognizes the net gains or losses over the average remaining service period of active employees, which exceeds the required amortization.

Selected financial information for the two SERP plans is as follows:

	12/31/2017	12/31/2016
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$4,255	$4,349
Service cost	168	188
Interest cost	137	144
Actuarial (gain) loss	175	(234)
Benefits paid	(193)	(192)
Benefit obligation at the end of the year	4,542	4,255

Change in plan assets:
Fair value of plan assets at the beginning of year	-	-
Actual return on plan assets	-	-
Employer contributions	193	192
Benefits paid	(193)	(192)
Fair value of plan assets at the end of year	-	-

Funded status	$(4,542)	$(4,255)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(4,542)	$(4,255)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$841	$747
Prior service cost	156	187
Net amount recognized in equity - pre-tax	$997	$934

Net amount recognized on Consolidated Balance Sheets in Other Liabilities	$(3,545)	$(3,321)

Accumulated benefit obligation at year end	$4,007	$3,902

Assumptions used by the Bank in both years in the determination of SERP information consisted of the following:

	2017	2016	2015
Discount rate for projected benefit obligation	3.09%	3.30%	3.38%
Discount rate for net periodic pension cost	3.30%	3.38%	3.30%
Salary scale	3.00%	3.00%	3.50%

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis decreased from 3.30% at December 31, 2016 to 3.09% at December 31, 2017 (i.e. the measurement date) for the SERP.

The components of net periodic benefit cost consisted of the following:

	2017	2016	2015
	(in thousands)
Service cost	$168	$188	$194
Interest cost	137	144	146
Net amortization and deferral	112	167	161
Net periodic benefit cost	$417	$499	$501

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2018 for prior service costs and actuarial loss will be $31 thousand and $86 thousand, respectively.

Expected benefit payments under the SERP over the next ten years at December 31, 2017 are as follows:

(in thousands)
2018	$193
2019	193
2020	193
2021	277
2022	2,841
Year 2023 - 2027	1,185

Other Compensation Plans

The Company has a non-qualified deferred compensation plan whereby directors and certain officers may defer a portion of their base pre-tax compensation.  Additionally, the Company has a non-qualified executive incentive retirement plan, whereby the Company defers on behalf of certain officers a portion of their base compensation until retirement or termination of service, subject to certain vesting arrangements.  Aggregate expense under these plans was approximately $107 thousand in 2017, $110 thousand in 2016, and $105 thousand in 2015.  The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $2.0 million at December 31, 2017 and $2.2 million at each of December 31, 2016 and 2015.

These benefit plans are indirectly funded by bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $27.7 million and $21.5 million at December 31, 2017 and 2016, respectively.  Increases in cash surrender value are included in other non-interest income on the Company’s Consolidated Statements of Income.  Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries during employment.

The Bank also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements.  The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit.  The 401(k) plan includes a Qualified Automatic Contribution Arrangement (“QACA”).  This arrangement features automatic deferred contributions with annual escalation, a QACA matching contribution, and an additional matching contribution.  Employees vest in employer contributions over six years.  The Company’s expense under the 401(k) Plan was approximately $818 thousand, $727 thousand, and $751 thousand for the years ended December 31, 2017, 2016, and 2015, respectively.

12.STOCK-BASED COMPENSATION

At December 31, 2017, the Company had two stock-based compensation plans, which are described below.  The Company accounts for the fair value of its grants under these plans in accordance with ASC Topic 718, “Compensation – Stock Compensation”.  The compensation cost charged against income for those plans was $456 thousand, $380 thousand, and $318 thousand for 2017, 2016, and 2015, respectively, and is included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income.  All stock option and restricted stock expense is recorded on a straight-line basis over the expected vesting term.  In addition, expenses for director stock-based compensation were recognized to reflect $120 thousand, $98 thousand, and $106 thousand in 2017, 2016, and 2015, respectively, as part of “Other” expense in the Company’s Consolidated Statements of Income.

2009 Long-Term Equity Incentive Plan

Under the Company’s 2009 Long-Term Equity Incentive Plan (the “2009 Plan”) and, prior to the adoption of the 2009 Plan by shareholders in April 2009, under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan (the “1999 Plan” and together with the 2009 Plan, the “Equity Plans”), the Company has granted options or restricted stock to officers, directors and key employees of the Company and its subsidiaries.  Under the Equity Plans, the Company was authorized to issue up to 629,796 shares of common stock.  Under the Equity Plans, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.  If available, the Company normally issues shares out of its treasury for any options exercised or restricted shares issued.  The options have vesting schedules from 12 months through 4 years.  At December 31, 2017, there were a total of 107,824 shares available for grant under the 2009 Plan.  The Company may no longer make grants under the 1999 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2017	2016	2015
Dividend Yield	2.03%	2.88%	2.93%
Expected Life (years)	6.95	6.77	6.36
Expected Volatility	17.34%	17.25%	19.62%
Risk-free Interest Rate	2.24%	1.78%	1.90%
Weighted Average Fair Value	$6.41	$3.05	$3.49

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

Stock options activity for 2017 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2016	251,702	$18.66
Granted	24,990	39.50
Exercised	(26,199)	17.66
Expired	-	-
Forfeited	(9,273)	29.06
Balance, December 31, 2017	241,220	$20.53	5.18	$5,156

Exercisable, December 31, 2017	169,119	$16.79	3.89	$4,247

Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $220 thousand.  The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2018	$97
2019	73
2020	42
2021	8

Restricted stock award activity for 2017 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	39,168	$23.68
Granted	18,033	39.74
Vested	(17,018)	23.00
Forfeited	(3,929)	29.68
Balance, December 31, 2017	36,254	$31.34

As of December 31, 2017, there was $756 thousand in unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Equity Plans.  The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2018	$366
2019	240
2020	127
2021	23

During fiscal years 2017, 2016, and 2015, the following activity occurred under the Company’s plans:

	2017	2016	2015
	(in thousands)
Total intrinsic value of stock options exercised	$567	$92	$409
Total fair value of restricted stock awards vested	$645	$349	$287

Employee Stock Purchase Plan

The Company also maintains the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”).  As of December 31, 2017, there were 114,944 shares of common stock available to issue to full-time employees of the Company and its subsidiaries, nearly all of whom are eligible to participate.  Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. Prior to 2017, the Company granted options on January 1 and July 1 of each year during the term of the Purchase Plan.  The purchase price of the stock was 85% of the lower of its price on the grant date (January 1 and July 1) or the exercise date (June 30 and December 31).  Starting in 2017, employees can purchase stock only on June 30 and December 31 each year during the term of the Purchase Plan for 85% of the price on the purchase date.  The Company no longer grants employees the option to purchase the stock at the lower of the price at the beginning or end or the purchase periods.  Under the Purchase Plan, the Company issued 7,610, 10,596, and 10,574 shares to employees in 2017, 2016, and 2015, respectively.  In 2017, the compensation cost is calculated by the value of the 15% discount only.  In 2015 and 2016, compensation cost was recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with assumptions depicted in the following table.

	2016	2015
Dividend Yield	2.93%	3.01%
Expected Life (years)	0.50	0.50
Expected Volatility	22.97%	16.47%
Risk-free Interest Rate	0.43%	0.19%
Weighted Average Fair Value	$7.71	$6.92

The compensation cost that was charged against income for the Purchase Plan was $47 thousand, $75 thousand, and $71 thousand for 2017, 2016, and 2015, respectively.

13.INCOME TAXES

The components of the provision for income taxes were as follows:

	2017	2016	2015
	(in thousands)
Current federal tax expense	$2,041	$1,990	$2,784
Current state tax expense	18	4	3
Total current tax expense	2,059	1,994	2,787

Deferred federal tax expense (benefit)	$2,441	$(405)	$435
Deferred state tax expense	709	334	545
Total deferred tax expense (benefit)	3,150	(71)	980

Total income tax provision	$5,209	$1,923	$3,767

The Company’s provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Tax provision at statutory rate	$5,334	34%	$3,466	34%	$3,947	34%
Change in taxes resulting from:
Tax-exempt income	(589)	(4)	(522)	(5)	(617)	(5)
Historic tax credit	(1,869)	(12)	(1,413)	(14)	-	-
State taxes, net of federal benefit	455	2	236	2	362	3
Deferred tax asset remeasurement	2,074	13	-	-	-	-
Other items, net	(196)	-	156	2	75	-
Income tax provision	$5,209	33%	$1,923	19%	$3,767	32%

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

The following table presents the impact to the results of operations from the Bank’s historic tax credit activity for the years ended December 31, 2017 and 2016.  There was no impact to the 2015 results of operations from historic rehabilitation tax credits.

	2017	2016
	(in thousands)

Loss on tax credit investment	$(3,997)	$(3,022)
Refundable state historic tax credit	2,843	2,117
Income tax benefit	1,869	1,413
Total HTC income	$715	$508

At December 31, 2017 and 2016 the components of the net deferred tax asset were as follows:

	2017	2016
	(in thousands)
Deferred tax assets:
Pension and SERP plans	$1,184	$2,094
Allowance for loan and lease losses	3,566	5,222
Non accrued interest	58	34
Deferred compensation	594	950
Litigation accrual	1	61
Loss on investment in tax credit	454	636
Stock options granted	137	169
Historic tax credit carryforward	518	786
Leases	109	157
Net unrealized losses on securities	364	224
Gross deferred tax assets	$6,985	$10,333

Deferred tax liabilities:
Depreciation and amortization	$1,428	$2,071
Prepaid expenses	479	476
Deferred dividend income	192	-
Mortgage servicing asset	151	200
Gross deferred tax liabilities	$2,250	$2,747

Valuation allowance	(285)	(276)
Net deferred tax asset	$4,450	$7,310

The net deferred tax asset at December 31, 2017 and 2016 is included in “other assets” in the Company’s consolidated balance sheets.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2017, except for a valuation allowance of $171 thousand on the net deferred tax asset for the investment in a historic tax credits of $454 thousand and an allowance of $114 thousand on the net deferred tax asset for pension and

SERP plans of $1.2 million.  In assessing the need for a valuation allowance for the deferred tax assets for the investments in historic tax credits and for the SERP, the Company considered all positive and negative evidence in assessing whether the weight of available evidence supports the recognition of some or all of the deferred tax assets.

In regard to historic tax credit investments, because of the tax nature of the loss to be recognized when the investment is ultimately sold (which for tax purposes will give rise to a capital loss), the Company does not have any known capital gains in the future to be able to utilize the capital losses from these investments.  Therefore, the Company’s assessment of the deferred tax asset warrants the need for a valuation allowance to be recognized on the deferred tax asset that it determined is more-likely-than-not to not be realized.  The amount of remaining capital loss includes the projected capital basis after taking the tax credit, expected losses, and cash distributions.

In regard to the deferred tax asset related to the SERP, given the lump sum distribution election made by one of the Company’s executives, the Company expects it will pay that executive a SERP benefit of more than $1 million in a single fiscal year.  Per Section 162(m) of the Internal Revenue Code, the amount exceeding $1 million is not deductible for income tax purposes.  The Company therefore determined it is more-likely-than-not that the projected benefit obligation for the executive’s SERP benefit exceeding $1 million will not be deductible.

The state historic tax credit carryforward has an indefinite life with no expiration date in which to utilize the credit.

The Company did not have any unrecognized tax benefits for the years ended December 31, 2017, 2016, and 2015.

There were no accrued penalties and interest at December 31, 2017 and 2016.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service (“IRS”) and various state taxing authorities.  During 2017, the Company concluded a NYS audit covering the years 2011-2014. The most recent IRS audit was completed in 2010 and covered the years 2006-2008.  These audits concluded with no material adverse findings.  The tax years 2015-2016 for NYS and 2014-2016 for the IRS remain subject to examination.

The most significant impact of the TCJA is on the Company’s marginal federal tax rate in 2018 and beyond, which will decrease from 35% to 21%.  The change in the corporate tax rate resulted in a $2.0 million expense related to the remeasurement of the Company’s deferred tax asset as of December 31, 2017.  The impact from the TCJA may differ from this estimate, due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of tax reform.  Approximately $0.6 million of the $2.0 million expense is associated with deferred taxes related to unrealized gains on available-for-sale investment securities and the unamortized actuarial losses on the Pension Plan and the SERPs which were originally created through other comprehensive income.  The Company reclassified the $0.6 million charge related to deferred tax expense for items originally recorded through OCI from OCI to retained earnings per ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” released in February 2018 and early adopted by the Company for the period ended December 31, 2017.

Other significant aspects of the TCJA that have a direct impact on the Company include:

•

The Company is active in the historic rehabilitation tax credit (“HRTC”) market.  Before TCJA, HRTC’s were allowed for 20% of qualified rehabilitation expenses (“QRE”) in the year the property is placed in service.  For properties owned before December 31, 2017 in which construction is started by June 22, 2018 and completed by December 22, 2019, the old rules still apply.  The Company has two remaining projects that fit these criteria.  For all other projects, the HRTC for 20% of QRE will now be taken over a 5 year period rather than all in the first year.  This delay in cash flows to investors will negatively impact the pricing on HRTC’s.  The Company earned $0.7 million in net income on HRTC investments in 2017.  The Company had historic tax credit investments valued at $1.2 million as of December 31, 2017.

•

The TCJA limits the deductibility of executive compensation.  The TCJA expands the definition of “covered employees” for purposes of Section 162(m) of the Internal Revenue Code to include the CFO, CEO, and the three most highly compensated officers for the tax year and designates covered employees as covered employees forever.  Previously, if a covered employee retired, the individual would no longer be considered covered in retirement and therefore post-retirement payments to that individual would not be limited by Section 162(m).  This change impacts the SERP for one of the Company’s executive officers, who has agreed to receive his benefit in a lump sum payment.  The Company anticipates that this lump sum payment will exceed $1 million and the excess of the payment over $1 million will therefore be non-deductible.  As of December 31, 2017, the executive’s projected benefit obligation was $1.4 million.  As a result, the Company recorded a $114 thousand valuation allowance as an estimate of the non-deductible portion of the future benefit payment.

14.OTHER LIABILITIES

Other liabilities at December 31 were as follows:

	2017	2016
	(in thousands)
Retirement compensation liabilities	$6,997	$8,012
Accounts payable	3,484	3,432
Historic tax credit investment	3,942	2,320
Interest payable	334	233
Loan participation payable	2,143	1
Other	293	300
Total other liabilities	$17,193	$14,298

In regard to the loan participation payable for $2.1 million in the table above, on December 29, 2017, the last business day of fiscal 2017, the Bank received a pay-off of a loan that was partially participated out to another financial institution.  The Bank received the funds for the full loan amount, including the participating bank’s portion, but did not remit funds to the participating bank until the first business day of 2018.  Therefore, the funds received on December 29, 2017 for the participating bank’s portion of the paid off loan was recorded as a liability as of December 31, 2017.

15.RELATED PARTY TRANSACTIONS

The Bank has entered into loan transactions with certain directors, executive officers, significant shareholders and their affiliates (related parties) in the ordinary course of its business.  The aggregate outstanding principal balance of loans to such related parties on December 31, 2017 and 2016 was $3.3 million and $3.1 million, respectively.  During 2017, there were $3.3 million of advances and new loans to such related parties, and repayments amounted to $3.1 million.  Terms of these loans have prevailing market pricing that would be offered to similarly-situated non-affiliated third parties.  Deposits from related parties were $2.4 million and $2.2 million as of December 31, 2017 and 2016, respectively.

16.CONTINGENT LIABILITIES AND COMMITMENTS

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk.  These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.  A summary of the Bank’s commitments and contingent liabilities at December 31, 2017 and 2016 is as follows:

	December 31,	December 31,
	2017	2016
	(in thousands)

Commitments to extend credit	$247,540	$217,581
Standby letters of credit	3,115	3,736
Total	$250,655	$221,317

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

The Company leases certain offices, land and equipment under long-term operating leases.  The aggregate minimum annual rental commitments under these leases total approximately $662 thousand in 2018; $650 thousand in 2019; $595 thousand in 2020; $538 thousand in 2021; $547 thousand in 2022, and $2.5 million thereafter.  The rental expense under operating leases contained in the Company’s Consolidated Statements of Income included $651 thousand, $626 thousand, and $645 thousand, in 2017, 2016, and 2015, respectively.

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

18.SEGMENT INFORMATION

The Company is comprised of two primary business segments: banking activities and insurance agency activities.  The operating segments are separately managed and their performance is evaluated based on net income.  The banking business segment includes both commercial and consumer banking services, including a wide array of lending and depository services as well as offering non-deposit investment products, such as annuities and mutual funds.  The insurance agency segment includes the activities of selling various premium-based insurance policies on a commission basis, including business and personal insurance, employee benefits, surety bonds, risk management, life, disability and long-term care coverage, as well as providing claims adjusting services to various insurance companies.  All sources of segment specific revenues and expenses contributed to management’s definition of net income.  Revenues from transactions between the two segments are not significant.  The accounting policies of the segments are the same as those described in Note 1 of these “Notes to Consolidated Financial Statements.”

The following tables set forth information regarding these segments for the years ended December 31, 2017, 2016, and 2015.

	2017
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$42,119	$(102)	$42,017
Provision for loan losses	738	-	738
Net interest income (expense) after
provision for loan losses	41,381	(102)	41,279
Non-interest income	5,105	-	5,105
Insurance service and fees	416	7,482	7,898
Amortization expense	-	113	113
Non-interest expense	32,610	5,871	38,481
Income before income taxes	14,292	1,396	15,688
Income tax provision	4,674	535	5,209
Net income	$9,618	$861	$10,479

	2016
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$35,371	$(123)	$35,248
Provision for loan losses	1,209	-	1,209
Net interest income (expense) after
provision for loan losses	34,162	(123)	34,039
Non-interest income	4,733	-	4,733
Insurance service and fees	400	6,119	6,519
Non-interest expense	30,438	4,658	35,096
Income before income taxes	8,857	1,338	10,195
Income tax provision	1,408	515	1,923
Net income	$7,449	$823	$8,272

	2015
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$31,921	$(117)	$31,804
Provision for loan losses	1,216	-	1,216
Net interest income (expense) after
provision for loan losses	30,705	(117)	30,588
Non-interest income	6,526	-	6,526
Insurance service and fees	672	6,522	7,194
Non-interest expense	28,103	4,595	32,698
Income before income taxes	9,800	1,810	11,610
Income tax provision (benefit)	3,071	696	3,767
Net income	$6,729	$1,114	$7,843

	December 31,	December 31,
	2017	2016
	(in thousands)
Identifiable Assets, Net
Banking activities	$1,285,173	$1,091,291
Insurance agency activities	10,460	9,418
Consolidated Total Assets	$1,295,633	$1,100,709

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at December 31, 2017 and 2016:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2017
Securities available-for-sale:
U.S. government agencies	$-	$28,053	$-	$28,053
States and political subdivisions	-	29,373	-	29,373
Mortgage-backed securities	-	86,392	-	86,392
Mortgage servicing rights	-	-	586	586

December 31, 2016
Securities available-for-sale:
U.S. government agencies	$-	$12,872	$-	$12,872
States and political subdivisions	-	35,142	-	35,142
Mortgage-backed securities	-	47,208	-	47,208
Mortgage servicing rights	-	-	527	527

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

Management believes that it has a sufficient understanding of the third-party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third-party pricing service provider regarding the data used to value a particular security.  If the Company determines it has market information that would support a different valuation than our third-party service provider’s evaluation it can submit a challenge for a change to that security’s valuation.  There were no material differences in valuations noted in 2017 or 2016.

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

The following table summarizes the changes in fair value for items measured at fair value (Level 3) on a recurring basis using significant unobservable inputs during the years ended December 31:

(in thousands)	2017	2016	2015
Mortgage servicing rights - January 1	$527	$557	$518
Losses included in earnings	(48)	(123)	(93)
Additions from loan sales	107	93	132
Mortgage servicing rights - December 31	$586	$527	$557

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	December 31, 2017	December 31, 2016
Servicing fees	0.25%	0.25%
Discount rate	9.50%	9.52%
Prepayment rate (CPR)	10.56%	8.12%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at December 31, 2017 and 2016:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2017
Collateral dependent impaired loans	$-	$-	$14,464	$14,464

December 31, 2016
Collateral dependent impaired loans	$-	$-	$13,114	$13,114

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan, and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale, unless the commercial loan is impaired due to a troubled debt restructure and is now performing.  For consumer loans, the Company obtains appraisals when a loan becomes 60 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 60 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent impaired loans had a gross value of $15.5 million, with a valuation allowance of $1.1 million, at December 31, 2017, compared to a gross value for collateral dependent impaired loans of $15.1 million, with a valuation allowance of $2.0 million, at December 31, 2016.

At December 31, 2017 and 2016, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$21,330	$21,330	$13,084	$13,084
Level 2:
Available for sale securities	143,818	143,818	95,222	95,222
FHLB and FRB stock	6,779	6,779	3,731	3,731
Level 3:
Held to maturity securities	5,334	5,261	1,983	1,959
Loans, net	1,051,296	1,047,967	928,596	945,998
Mortgage servicing rights	586	586	527	527

Financial liabilities:
Level 1:
Demand deposits	$219,664	$219,664	$201,741	$201,741
NOW deposits	109,378	109,378	88,632	88,632
Savings deposits	535,730	535,730	508,652	508,652
Level 2:
Securities sold under agreement to
repurchase	9,289	9,289	10,159	10,159
Other borrowed funds	88,250	88,132	28,200	28,152
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	186,457	187,782	140,949	141,758

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

20.REGULATORY MATTERS

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table that follows) of Common Equity Tier I, Total Capital, and Tier I Capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations).  Management believes that as of December 31, 2017 and 2016, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual capital amounts and ratios were as follows:

	December 31, 2017
	(in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier I
(to Risk Weighted Assets)	$125,283	11.72%	$122,421	11.48%	$48,102	4.5%	$69,481	6.5%

Total Capital
(to Risk Weighted Assets)	$138,654	12.97%	$135,764	12.73%	$85,515	8.0%	$106,894	10.0%

Tier I Capital
(to Risk Weighted Assets)	$125,283	11.72%	$122,421	11.48%	$64,136	6.0%	$85,515	8.0%

Tier I Capital
(to Average Assets)	$125,283	10.11%	$122,421	9.90%	$49,586	4.0%	$61,983	5.0%

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

21.PARENT COMPANY ONLY FINANCIAL INFORMATION

Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands)
ASSETS
Cash	$436	$240
Other assets	974	961
Investment in subsidiaries	129,153	108,069
Total assets	$130,563	$109,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Junior subordinated debentures	$11,330	$11,330
Other liabilities	891	1,192
Total liabilities	12,221	12,522

STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	$118,342	$96,748
Total liabilities and stockholders’ equity	$130,563	$109,270

CONDENSED STATEMENTS OF INCOME

	December 31,
	2017	2016	2015
	(in thousands)
Dividends from subsidiaries	$2,100	$5,300	$2,000
Expenses	(771)	(1,477)	(1,387)

Income before equity in undistributed
earnings of subsidiaries	1,329	3,823	613

Equity in undistributed earnings of subsidiaries	9,150	4,449	7,230

Net income	10,479	8,272	7,843

Other comprehensive income	-	-	-

Comprehensive income	$10,479	$8,272	$7,843

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2017	2016	2015
	(in thousands)
Operating Activities:
Net income	$10,479	$8,272	$7,843
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed earnings of subsidiaries	(9,150)	(4,449)	(7,230)
Changes in assets and liabilities affecting cash flow:
Other assets	(13)	371	(267)
Other liabilities	(183)	(1,972)	191
Net cash provided by operating activities	1,133	2,222	537

Investing Activities:
Investment in subsidiaries	(11,791)	(250)	-
Net cash used in investing activities	(11,791)	(250)	-

Financing Activities:
Proceeds from issuance of common stock	15,015	316	-
Cash dividends paid	(3,819)	(2,998)	(2,765)
Purchase of Treasury stock	(342)	(80)	-
Net cash used in financing activities	10,854	(2,762)	(2,765)

Net increase (decrease) in cash	196	(790)	(2,228)

Cash beginning of year	240	1,030	3,258

Cash ending of year	$436	$240	$1,030

22.SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except for per share data)
2017
Interest Income	$12,794	$12,574	$11,462	$10,918
Interest Expense	1,634	1,479	1,344	1,274
Net Interest Income	11,160	11,095	10,118	9,644
Net Income	992	3,723	2,618	3,146
Earnings per share basic	0.21	0.78	0.55	0.68
Earnings per share diluted	0.20	0.76	0.54	0.66

2016
Interest Income	$10,664	$10,241	$9,694	$9,356
Interest Expense	1,261	1,172	1,178	1,096
Net Interest Income	9,403	9,069	8,516	8,260
Net Income	2,339	2,216	2,003	1,714
Earnings per share basic	0.54	0.52	0.47	0.40
Earnings per share diluted	0.53	0.51	0.46	0.40

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 (the end of the period covered by this Annual Report on Form 10-K).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective.

(b)

Management's Annual Report on Internal Control Over Financial Reporting.  Management's Annual Report on Internal Control Over Financial Reporting appears at "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(c)

Attestation Report of the Independent Registered Public Accounting Firm.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in the "Report of Independent Registered Public Accounting Firm" in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(d)

Changes in Internal Control Over Financial Reporting.  No changes in the Company's internal control over financial reporting were identified in the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.OTHER INFORMATION

NONE

PART III

Item 10.DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the material under the captions "Information Regarding Directors, Director Nominees and Executive Officers,” "Section 16(a) Beneficial Ownership Reporting Compliance,"  “Corporate Governance – Code of Ethics for Chief Executive Officer and Principal Financial Officers,” and "Board of Director Committees – Audit Committee" in the Company's definitive proxy statement relating to its 2018 annual meeting of shareholders to be held on April 26, 2018 (the "Proxy Statement").

Item 11.EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to the material under the captions "Director Compensation," “Executive Compensation," “Corporate Governance – Compensation Risk,” “Corporate Governance – Availability of Committee Charters and Other Corporate Governance Documents,” “Board of Director Committees – Human Resource and Compensation Committee,” "Human Resource and Compensation Committee Interlocks and Insider Participation" and "Human Resource and Compensation Committee Report" in the Proxy Statement.

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

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information called for by this item is incorporated herein by reference to the material under the captions "Corporate Governance – Independence of Directors" and "Transactions with Related Persons" in the Proxy Statement.

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

Report of Independent Registered Public Accounting Firm (internal control over financial reporting)

Report of Independent Registered Public Accounting Firm (consolidated financial statements)

Consolidated Balance Sheets - December 31, 2017 and 2016

Consolidated Statements of Income - Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows - Years Ended December 31, 2017, 2016 and 2015

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
3.1

Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3a to the Company’s Registration Statement on Form S-4 (Registration No. 33-25321), as filed on November 7, 1988). (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

3.1.1

Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997, as filed on May 14, 1997). (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

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

10.6*

Form of Deferred Compensation Participatory Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.7*

Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

10.8*

Form of Executive Life Insurance Split-Dollar Endorsement Participatory Agreement (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.9*	First Amendment to the Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed on May 2, 2007).
10.10*

Evans National Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 18, 2004).

10.11*

Form of Supplemental Executive Retirement Participatory Agreement (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.12*	Summary of Evans Excels Plan (filed herewith).
10.13*

Evans Bank, N.A. Supplemental Executive Retirement Plan for Senior Executives (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed on March 3, 2014).

10.14*

Restricted Stock Award Agreement granted by Evans Bancorp, Inc. to Directors under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, as filed on August 4, 2010).

10.15*

Stock Option Agreement granted by Evans Bancorp, Inc. to Directors under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, as filed on August 4, 2010).

10.16*

Restricted Stock Award Agreement granted by Evans Bancorp, Inc. to Employees under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, as filed on August 4, 2010).

10.17*

Employment Agreement by and among Evans Bank, N.A., the Company and David J. Nasca, executed and delivered by the Company and the Bank on September 14, 2009 and effective as of September 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on September 17, 2009).

10.18*

Stock Option Agreement granted by Evans Bancorp, Inc. to Employees under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit　10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, as filed on August 4, 2010).

10.19*

Letter Agreement Regarding Insurance Coverage for James Tilley (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).

10.20*	Evans Bancorp, Inc. Executive Severance Plan, as revised on July 26, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on July 29, 2016).
10.21*

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

101

The following materials from Evans Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets – December 31, 2017 and 2016; (ii) Consolidated Statements of Income – years ended December 31, 2017, 2016, and 2015; (iii) Consolidated Statements of Stockholder’s Equity – years ended December 31, 2017, 2016, and 2015; (iv) Consolidated Statements of Cash Flows – years ended December 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

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
Date: March 1, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Nasca	President and Chief Executive Officer/ Director (Principal Executive Officer)	March 1, 2018
David J. Nasca

/s/ John B. Connerton	Treasurer (Principal Financial Officer)	March 1, 2018
John B. Connerton

/s/ Nicholas J. Snyder	Principal Accounting Officer	March 1, 2018
Nicholas J. Snyder

/s/ John R. O'Brien	Chairman of the Board / Director	March 1, 2018
John R. O'Brien

/s/ Lee C. Wortham	Vice Chairman of the Board / Director	March 1, 2018
Lee C. Wortham

/s/ Michael A. Battle	Director	March 1, 2018
Michael A. Battle

/s/ James E. Biddle, Jr.	Director	March 1, 2018
James E. Biddle, Jr.

/s/ Jody L. Lomeo	Director	March 1, 2018
Jody L. Lomeo

/s/ Robert G. Miller, Jr.	Director	March 1, 2018
Robert G. Miller, Jr.

/s/ David R. Pfalzgraf, Jr.	Director	March 1, 2018
David R. Pfalzgraf, Jr.

/s/ Michael J. Rogers	Director	March 1, 2018
Michael J. Rogers

/s/ Oliver H. Sommer	Director	March 1, 2018
Oliver H. Sommer

/s/ Nora B. Sullivan	Director	March 1, 2018
Nora B. Sullivan

/s/ Thomas H. Waring, Jr.	Director	March 1, 2018
Thomas H. Waring, Jr.