Form 10-Q
period 2018-03-31
EVANS BANCORP INC
filed 2018-05-02
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    March 31, 2018

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.50 par value, 4,806,539 shares as of May 1, 2018

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2018 AND DECEMBER 31, 2017
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$11,568	$13,751
Interest-bearing deposits at banks	8,870	7,579
Securities:
Available for sale, at fair value (amortized cost: 161,041 at March 31, 2018;	157,786	143,818
$145,232 at December 31, 2017)
Held to maturity, at amortized cost (fair value: $4,700 at March 31, 2018;	4,724	5,334
$5,261 at December 31, 2017)
Equity securities, at fair value at March 31, 2018; at cost at December 31, 2017	1,961	580
Federal Home Loan Bank common stock, at cost	3,668	4,863
Federal Reserve Bank common stock, at cost	1,916	1,916
Loans, net of allowance for loan losses of 14,693 at March 31, 2018
and $14,019 at December 31, 2017	1,095,268	1,051,296
Properties and equipment, net of accumulated depreciation of 18,501 at March 31, 2018
and $18,255 at December 31, 2017	10,425	10,564
Goodwill and intangible assets	8,525	8,553
Bank-owned life insurance	27,894	27,729
Other assets	21,093	19,650

TOTAL ASSETS	$1,353,698	$1,295,633

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$238,827	$219,664
NOW	124,997	109,378
Savings	566,314	535,730
Time	204,295	186,457
Total deposits	1,134,433	1,051,229

Securities sold under agreement to repurchase	10,084	9,289
Other borrowings	61,700	88,250
Other liabilities	16,278	17,193
Junior subordinated debentures	11,330	11,330
Total liabilities	1,233,825	1,177,291

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,803,334 and 4,783,562 shares issued at March 31, 2018 and December 31, 2017, respectively, and 4,803,334 and 4,782,505 outstanding at March 31, 2018
and December 31, 2017, respectively	2,404	2,394
Capital surplus	59,670	59,444
Treasury stock, at cost, 0 and 1,057 shares at March 31, 2018 and
December 31, 2017, respectively	-	-
Retained earnings	62,534	59,921
Accumulated other comprehensive loss, net of tax	(4,735)	(3,417)
Total stockholders' equity	119,873	118,342

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,353,698	$1,295,633

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(in thousands, except share and per share amounts)
	Three Months Ended March 31,
	2018	2017
INTEREST INCOME
Loans	$12,363	$10,246
Interest-bearing deposits at banks	10	12
Securities:
Taxable	797	436
Non-taxable	196	224
Total interest income	13,366	10,918
INTEREST EXPENSE
Deposits	1,498	1,116
Other borrowings	298	58
Junior subordinated debentures	118	100
Total interest expense	1,914	1,274
NET INTEREST INCOME	11,452	9,644
PROVISION FOR LOAN LOSSES	767	(435)
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,685	10,079
NON-INTEREST INCOME
Deposit service charges	509	390
Insurance service and fees	1,965	2,168
Gain on loans sold	-	18
Bank-owned life insurance	171	130
Interchange fee income	492	344
Other	649	472
Total non-interest income	3,786	3,522
NON-INTEREST EXPENSE
Salaries and employee benefits	6,627	5,646
Occupancy	758	775
Advertising and public relations	124	190
Professional services	653	602
Technology and communications	764	607
Amortization of intangibles	28	28
FDIC insurance	232	227
Other	985	980
Total non-interest expense	10,171	9,055
INCOME BEFORE INCOME TAXES	4,300	4,546
INCOME TAX PROVISION	981	1,400
NET INCOME	$3,319	$3,146

Net income per common share-basic	$0.69	$0.68
Net income per common share-diluted	$0.68	$0.66
Cash dividends per common share	$0.46	$0.40
Weighted average number of common shares outstanding	4,787,846	4,634,096
Weighted average number of diluted shares outstanding	4,912,289	4,757,062

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(in thousands)
	Three Months Ended March 31,
	2018		2017

NET INCOME		$3,319		$3,146

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities		(1,360)		187

Defined benefit pension plans:
Amortization of prior service cost	6		10
Amortization of actuarial loss	36		53

Total		42		63

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX		(1,318)		250

COMPREHENSIVE INCOME		$2,001		$3,396

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2016	$2,153	$44,389	$52,630	$(2,424)	$-	$96,748
Net Income			3,146			3,146
Other comprehensive income				250		250
Cash dividends ($0.40 per common share)			(1,902)			(1,902)
Stock compensation expense		136				136
Issued 440,000 shares in stock offering	220	13,922				14,142
Issued 15,763 restricted shares	8	(8)				-
Issued 5,429 shares in stock option exercises	3	104				107
Reissued 1,870 shares in stock option exercises						-
Balance, March 31, 2017	$2,384	$58,543	$53,874	$(2,174)	$-	$112,627

Balance, December 31, 2017	$2,394	$59,444	$59,921	$(3,417)	$-	$118,342
Cumulative-effect adjustment due to change in accounting principle (See Note 1)			1,496			1,496
Net Income			3,319			3,319
Other comprehensive income				(1,318)		(1,318)
Cash dividends ($0.46 per common share)			(2,202)			(2,202)
Stock compensation expense		186				186
Reissued 1,057 restricted shares						-
Issued 16,368 restricted shares	8	(8)				-
Issued 3,404 shares in stock option exercises	2	48				50
Balance, March 31, 2018	$2,404	$59,670	$62,534	$(4,735)	$-	$119,873

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(in thousands)
	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Interest received	$13,392	$10,801
Fees received	3,395	3,210
Interest paid	(1,871)	(1,263)
Cash paid to employees and vendors	(11,122)	(10,116)
Income taxes paid	(8)	(5)
Proceeds from sale of loans held for resale	-	2,788
Originations of loans held for resale	-	(3,354)

Net cash provided by operating activities	3,786	2,061

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(47,853)	(22,300)
Proceeds from maturities, calls, and payments	33,127	3,656
Held to maturity securities:
Purchases	-	(35)
Proceeds from maturities, calls, and payments	610	610
Proceeds from bank owned life insurance claims	675	-
Additions to properties and equipment	(162)	(56)
Purchase of tax credit investment	(129)	-
Insurance agency acquisitions	-	(275)
Net increase in loans	(48,445)	(2,082)

Net cash used in investing activities	(62,177)	(20,482)

FINANCING ACTIVITIES:
Repayments of short-term borrowings, net	(25,755)	(16,680)
Net increase in deposits	83,204	38,003
Issuance of common stock	50	14,249

Net cash provided by financing activities	57,499	35,572

Net (decrease) increase in cash and cash equivalents	(892)	17,151

CASH AND CASH EQUIVALENTS:
Beginning of period	21,330	13,084

End of period	$20,438	$30,235

See Notes to Unaudited Consolidated Financial Statements

(continued)

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(in thousands)
	Three Months Ended March 31,
	2018	2017

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$3,319	$3,146

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	446	432
Deferred tax expense	144	367
Provision (credit) for loan losses	767	(435)
Gain on loans sold	-	(18)
Change in fair value of equity securities	(147)	-
Stock compensation expense	186	136
Proceeds from sale of loans held for resale	-	2,788
Originations of loans held for resale	-	(3,354)
Changes in assets and liabilities affecting cash flow:
Other assets	(1,060)	(901)
Other liabilities	131	(100)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,786	$2,061

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct, wholly-owned subsidiaries: (i) Evans Bank, National Association (the “Bank”), and the Bank’s subsidiaries, Evans National Leasing, Inc. (“ENL”), Evans National Holding Corp. (“ENHC”) and Suchak Data Systems, LLC (“SDS”); and (ii) Evans National Financial Services, LLC (“ENFS”), and ENFS’s subsidiary, The Evans Agency, LLC (“TEA”), and TEA’s subsidiaries, Frontier Claims Services, Inc. (“FCS”) and ENB Associates Inc. (“ENBA”), in the preparation of the accompanying interim unaudited consolidated financial statements, conform with U.S. generally accepted accounting principles (“GAAP”) and with general practice within the industries in which it operates.  Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”

The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“10-K”).  The Company’s significant accounting policies are disclosed in Note 1 to the 10-K.

The Company adopted multiple accounting standards as of January 1, 2018 that impacted its consolidated financial statements. The impact on the Company’s equity as depicted in the Statement of Changes in Stockholders’ Equity is as follows:

		As of January 1, 2018

Impact of adoption of ASU 2014-09:
Increase in accounts receivable	551
Tax effect	(142)
Total		409

Impact of adoption of ASU 2016-01
Increase in fair value of equity securities	1,234
Tax effect	(147)
Total		1,087

Total cumulative-effect adjustment due to change in accounting principles		1,496

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which creates a single framework for recognizing revenue from contracts with customers that fall within its scope.  The Company used the modified retrospective method with a cumulative-effect adjustment to retained earnings.  The Company’s implementation efforts included the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts.   The majority of the Company’s revenues come from interest income on loans and securities that are outside the scope of ASC 606.  The Company’s services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer.  Services within the scope of ASC 606 include insurance services fees, deposit service charges, and interchange income.  Further detail on the Company’s performance obligations and revenue recognition for these revenue streams is provided in Note 10 to these Unaudited Consolidated Financial Statements.

The Company did identify one revenue source, variable profit-sharing revenue for TEA, which will be accounted for differently in 2018 and beyond.  Profit-sharing revenue is variable consideration that TEA earns based on the loss ratio of its customers at insurance companies.  TEA typically receives payment in the year following the year in which the profit-sharing revenue is earned, with most payments received in the first quarter.  Prior to January 1, 2018, the Company recognized profit-sharing revenue when the payment was received.  Beginning with the three-month period ended March 31, 2018, included in these financial statements, the Company will estimate this variable consideration based on past performance and loss experience known during the year and make subsequent adjustments to revenue when the uncertainty associated with the variable revenue is resolved.  As of January 1, 2018, the Company recorded accounts receivable of $551 thousand and the tax effect of $142 thousand through a cumulative-effect adjustment to beginning retained earnings, representing the profit sharing revenue earned in 2017 and received in 2018.

The Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2018-03 Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018 with a cumulative-effect adjustment to retained earnings.  This ASU requires equity securities to be measured at fair value with changes in the fair value recognized through net income.  As of December 31, 2017, the Company had an investment in the equity securities of another financial institution valued at the historical cost of $0.6 million.  The Company used the cost method of accounting because its ownership of the financial institution was less than 5% of the outstanding shares.  With the adoption of ASU 2016-01, the cost method is no longer an acceptable accounting principle.  On January 1, 2018 the Company recorded an increase in the value of the investment of $1.2 million based on observable prices obtained from orderly transactions between market participants through opening retained earnings.  While the financial institution is not publicly traded on a major stock exchange and is fairly illiquid, there is transaction activity that can be used by the Company to determine the fair value.  The Company recognized an increase in fair value of $147 thousand at March 31, 2018 from the value at January 1, 2018 based on observable prices obtained from the latest orderly transactions in the quarter, with the increase being recorded in earnings.  Given the nature of equity investments and the requirement to record changes in the fair value of the investment through earnings, the adoption of this standard could lead to increased volatility to earnings.

ASU 2016-01 also contained other provisions impacting the Company’s disclosures, including using the exit price notion when measuring the fair value of financial instruments for disclosure purposes and eliminating the requirement for public business entities to disclose the methods and significant assumptions to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  Further details regarding the Company’s fair value measurements and corresponding disclosures are provided in Note 3 to these Unaudited Consolidated Financial Statements.

As of December 31, 2017, the Company had a $171 thousand valuation allowance on the deferred tax asset for the Company’s investments in historic tax credits.  The valuation allowance was due to the nature of the loss to be recognized when the investment is ultimately sold (which for tax purposes will give rise to a capital loss) as the Company did not have any known capital gains in the future to be able to utilize the capital losses from these investments.  With the increase in the value of the equity securities discussed in the preceding paragraph and the corresponding projected capital gains the increased value represents, the Company was able to release the valuation allowance on the deferred tax assets related to the historic tax credits in conjunction with the adoption of ASU 2016-01.

The Company adopted ASU 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost effective January 1, 2018.  The update requires that an employer report the service cost component of net periodic pension cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost such as interest cost, expected return on plan assets, gain or loss, and amortization of prior service cost are required to be presented in the income statement separately from the service cost component. If a separate line item is used to present the other components of net benefit cost, that line item must be appropriately described.  Prior to adoption of this update, the Company presented all components of net periodic pension cost in its “salaries and benefits expense” on its income statement.  The Company is presenting its income statement for the three-month periods ended March 31, 2018 and 2017 with service cost as part of the “salaries and benefits expense” and the other components in “other expense.”  Further details regarding the Company’s net periodic pension cost are provided in Note 9 to these Unaudited Consolidated Financial Statements.

ASU 2016-15 Classification of Certain Cash Receipts and Cash Payments: This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows.  The update had no impact on how the Company was already reporting or presenting its statement of cash flows.

ASU 2016-18 Restricted Cash: This update requires that a statement of cash flows explains the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  Previous to the update, there had been some diversity in practice.  Given that the Company had already classified restricted cash such as cash reserves at the Federal Reserve as part of cash and cash equivalents on the cash flow statement, the update had no impact on how the Company was already reporting and presenting its statement of cash flows.

ASU 2017-01 Clarifying the Definition of a Business: This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  The update did not impact the Company’s financial statements in the three-month period ended March 31, 2018, but will provide the framework in the future should the Company engage in a transaction in which the definition of a business is relevant.

2. SECURITIES

The amortized cost of securities and their approximate fair value at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$36,952	$-	$(741)	$36,211
U.S. Treasury	9,998	-	-	9,998
States and political subdivisions	26,164	118	(77)	26,205
Total debt securities	$73,114	$118	$(818)	$72,414

Mortgage-backed securities:
FNMA	$32,062	$34	$(863)	$31,233
FHLMC	16,232	17	(431)	15,818
GNMA	1,968	9	(38)	1,939
SBA	9,904	-	(202)	9,702
CMO	27,761	9	(1,090)	26,680
Total mortgage-backed securities	$87,927	$69	$(2,624)	$85,372

Total securities designated as available for sale	$161,041	$187	$(3,442)	$157,786

Held to Maturity:
Debt securities
States and political subdivisions	$4,724	$12	$(36)	$4,700

Total securities designated as held to maturity	$4,724	$12	$(36)	$4,700

	December 31, 2017
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$28,407	$22	$(376)	$28,053
States and political subdivisions	29,169	246	(42)	29,373
Total debt securities	$57,576	$268	$(418)	$57,426

Mortgage-backed securities:
FNMA	$31,835	$69	$(350)	$31,554
FHLMC	14,708	22	(190)	14,540
GNMA	2,105	18	(21)	2,102
SBA	10,309	9	(103)	10,215
CMO	28,699	26	(744)	27,981
Total mortgage-backed securities	$87,656	$144	$(1,408)	$86,392

Total securities designated as available for sale	$145,232	$412	$(1,826)	$143,818

Held to Maturity:
Debt securities
States and political subdivisions	$5,334	$1	$(74)	$5,261

Total securities designated as held to maturity	$5,334	$1	$(74)	$5,261

Available for sale securities with a total fair value of $154 million and $138 million at March 31, 2018 and December 31, 2017, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The scheduled maturities of debt and mortgage-backed securities at March 31, 2018 and December 31, 2017 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	March 31, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$17,353	$17,358	$5,974	$5,990
Due after one year through five years	24,576	24,360	24,063	24,068
Due after five years through ten years	30,826	30,327	25,584	25,385
Due after ten years	359	369	1,955	1,983
	73,114	72,414	57,576	57,426

Mortgage-backed securities
available for sale	87,927	85,372	87,656	86,392

Total available for sale securities	$161,041	$157,786	$145,232	$143,818

Debt securities held to maturity:

Due in one year or less	$3,477	$3,470	$4,077	$4,053
Due after one year through five years	685	669	690	661
Due after five years through ten years	468	475	473	464
Due after ten years	94	86	94	83
	4,724	4,700	5,334	5,261

Total held to maturity securities	$4,724	$4,700	$5,334	$5,261

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

Information regarding unrealized losses within the Company’s available for sale securities at March 31, 2018 and December 31, 2017 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and are related to market interest rate fluctuations.

	March 31, 2018

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$25,423	$(529)	$6,788	$(212)	$32,211	$(741)
States and political subdivisions	11,300	(61)	891	(16)	12,191	(77)
Total debt securities	$36,723	$(590)	$7,679	$(228)	$44,402	$(818)

Mortgage-backed securities:
FNMA	$22,994	$(609)	$6,886	$(254)	$29,880	$(863)
FHLMC	14,378	(381)	893	(50)	15,271	(431)
GNMA	-	-	1,110	(38)	1,110	(38)
SBA	7,969	(174)	1,733	(28)	9,702	(202)
CMO	11,632	(374)	14,058	(716)	25,690	(1,090)
Total mortgage-backed securities	$56,973	$(1,538)	$24,680	$(1,086)	$81,653	$(2,624)

Held to Maturity:
Debt securities:
States and political subdivisions	$3,730	$(10)	$586	$(26)	$4,316	$(36)

Total temporarily impaired
securities	$97,426	$(2,138)	$32,945	$(1,340)	$130,371	$(3,478)

	December 31, 2017

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$15,151	$(239)	$6,863	$(137)	$22,014	$(376)
States and political subdivisions	7,288	(28)	894	(14)	8,182	(42)
Total debt securities	$22,439	$(267)	$7,757	$(151)	$30,196	$(418)

Mortgage-backed securities:
FNMA	$20,087	$(207)	$6,517	$(143)	$26,604	$(350)
FHLMC	12,984	(147)	960	(43)	13,944	(190)
GNMA	-	-	1,212	(21)	1,212	(21)
SBA	4,516	(43)	1,769	(60)	6,285	(103)
CMO	11,023	(216)	14,753	(528)	25,776	(744)
Total mortgage-backed securities	$48,610	$(613)	$25,211	$(795)	$73,821	$(1,408)

Held to Maturity:
Debt securities:
States and political subdivisions	$4,548	$(37)	$626	$(37)	$5,174	$(74)

Total temporarily impaired
securities	$75,597	$(917)	$33,594	$(983)	$109,191	$(1,900)

Management has assessed the securities available for sale in an unrealized loss position at March 31, 2018 and December 31, 2017 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges as of March 31, 2018 and did not record any OTTI charges during 2017.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2018
Securities available-for-sale:
US government agencies	$-	$36,211	$-	$36,211
US Treasury	-	9,998	-	9,998
States and political subdivisions	-	26,205	-	26,205
Mortgage-backed securities	-	85,372	-	85,372
Equity securities	-	-	1,961	1,961
Mortgage servicing rights	-	-	644	644

December 31, 2017
Securities available-for-sale:
US government agencies	$-	$28,053	$-	$28,053
States and political subdivisions	-	29,373	-	29,373
Mortgage-backed securities	-	86,392	-	86,392
Mortgage servicing rights	-	-	586	586

Securities available for sale

Fair values for securities available for sale are determined using independent pricing services and market-participating brokers.  The Company’s independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information for structured securities, cash flow and, when available, loan performance data.  Because many fixed income securities do not trade on a daily basis, the evaluated pricing applications apply information as applicable through processes, such as benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, model processes, such as the Option Adjusted Spread model, are used to assess interest rate impact and develop prepayment scenarios.  The models and the process take into account market convention.  For each asset class, a team of evaluators gathers information from market sources and integrates relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models.  The company’s service provider may occasionally determine that it does not have sufficient verifiable information to value a particular security.  In these cases the Company utilizes valuations from another pricing service.

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

Equity securities

The Company holds equity securities in another financial institution.  Since the ownership level is less than 5% of the outstanding shares of the bank, the investment was recorded on the Company’s balance sheet at historical cost, under the cost method of accounting, as of December 31, 2017.  As noted in Note 1 to the Unaudited Consolidated Financial Statements, on January 1, 2018, the Company adopted ASU 2016-01, which resulted in the Company adopting an accounting policy to mark the investment to its fair value with a cumulative-effect adjustment to retained earnings.  As of the end of each reporting period presented, starting with the three-month period ended March 31, 2018, included in these financial statements, equity securities will be presented at fair value, with changes in fair value during the period being recorded in the income statement.

The equity securities are classified as Level 3 in the fair value hierarchy because the primary inputs in measuring the fair value are unobservable to the public.  The shares of the institution are not publicly traded on a major stock exchange, but rather through private sales between shareholders.  Trading in the securities is fairly limited as the institution’s total trading volume for 2017 was approximately 1% of the outstanding common shares.  Trading activity in the first three months of 2018 was at a similar low volume.  The institution tracks the sales and the Company obtains the sales information from the institution to calculate the fair value of the equity securities as of the end of the reporting period.  The fair value recorded in the financial statements is based on observable prices obtained from the latest orderly transactions in the quarter.

Due to the adoption of ASU 2016-01 and the designation of the equity securities as Level 3 on the fair value hierarchy, there was a transfer into Level 3 for the equity securities in the three-month period ended March 31, 2018.  There were no such transfers into or out of Level 3 in the three-month period ended March 31, 2017.

	Three months ended March 31,
(in thousands)	2018	2017
Equity securities - December 31	$580	$580
Increase in recorded value due to adoption of ASU 2016-01 through beginning retained earnings	1,234	-
Fair value change included in earnings	147	-
Equity securities - March 31	$1,961	$580

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three month periods ended March 31, 2018 and 2017, respectively:

	Three months ended March 31,
(in thousands)	2018	2017
Mortgage servicing rights - January 1	$586	$527
Gains included in earnings	58	11
Additions from loan sales	-	26
Mortgage servicing rights - March 31	$644	$564

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	March 31, 2018	December 31, 2017
Servicing fees	0.25%	0.25%
Discount rate	9.50%	9.50%
Prepayment rate (CPR)	8.66%	10.56%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2018
Collateral dependent impaired loans	$-	$-	$16,252	$16,252

December 31, 2017
Collateral dependent impaired loans	$-	$-	$14,464	$14,464

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company internal loan rating scale to a 5 (special mention) or a 6 (substandard) depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded a 6 or 7 on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 60 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 60 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent impaired loans had a gross value of $17.2 million, with a valuation allowance of $0.9 million, at March 31, 2018, compared to a gross value for collateral dependent impaired loans of $15.5 million, with a valuation allowance of $1.1 million, at December 31, 2017.

FAIR VALUE OF FINANCIAL INSTRUMENTS

With the adoption of ASU 2016-01, the Company is no longer required to disclose the methods and significant assumptions used in estimating the fair value of financial instruments measured at amortized cost on the balance sheet.  The amendments in the ASU also require the Company to measure the fair value of financial instruments using the exit price notion consistent with ASC Topic 820, Fair Value Measurement.  Prior to adoption on December 31, 2017, loans were calculated using an entry price notion.

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$20,438	$20,438	$21,330	$21,330
Equity securities	1,961	1,961	580	1,814
Level 2:
Available for sale securities	157,786	157,786	143,818	143,818
FHLB and FRB stock	5,584	5,584	6,779	6,779
Level 3:
Held to maturity securities	4,724	4,700	5,334	5,261
Loans, net	1,095,268	1,085,320	1,051,296	1,047,967
Mortgage servicing rights	644	644	586	586

Financial liabilities:
Level 1:
Demand deposits	$238,827	$238,827	$219,664	$219,664
NOW deposits	124,997	124,997	109,378	109,378
Savings deposits	566,314	566,314	535,730	535,730
Level 2:
Securities sold under agreement to
repurchase	10,084	10,084	9,289	9,289
Other borrowed funds	61,700	61,507	88,250	88,132
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	204,295	202,785	186,457	187,782

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	March 31, 2018	December 31, 2017
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$140,598	$131,208
Commercial and multi-family	550,072	519,902
Construction-Residential	313	2,134
Construction-Commercial	101,494	107,274
Home equities	69,382	69,745
Total real estate loans	861,859	830,263

Commercial and industrial loans	245,258	232,211
Consumer and other loans	1,565	1,654
Net deferred loan origination costs	1,279	1,187
Total gross loans	1,109,961	1,065,315

Allowance for loan losses	(14,693)	(14,019)

Loans, net	$1,095,268	$1,051,296

The Bank sells certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages.  In the three month period ended March 31, 2018, the Bank did not sell any mortgages to FNMA, compared with $2.8 million in the three month period ended March 31, 2017.  At March 31, 2018 and December 31, 2017, the Bank had a loan servicing portfolio principal balance of $76 million and $78 million, respectively, upon which it earned servicing fees.  At each of March 31, 2018 and December 31, 2017, the value of the mortgage servicing rights for that portfolio was $0.6 million.  No loans were held for sale at March 31, 2018 or December 31, 2017.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

March 31, 2018
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
1-3	$66,484	$439,056	$505,540	$169,533
4	34,511	89,346	123,857	59,714
5	-	12,385	12,385	13,622
6	499	9,285	9,784	1,656
7/8	-	-	-	733
Total	$101,494	$550,072	$651,566	$245,258

December 31, 2017
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
1-3	$83,203	$418,819	$502,022	$158,181
4	24,071	87,746	111,817	57,827
5	-	4,106	4,106	13,247
6	-	9,231	9,231	2,134
7/8	-	-	-	822
Total	$107,274	$519,902	$627,176	$232,211

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

March 31, 2018
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$241,654	$1,107	$300	$193	$2,004	$245,258
Residential real estate:
Residential	137,787	1,421	-	-	1,390	140,598
Construction	313	-	-	-	-	313
Commercial real estate:
Commercial	536,570	4,114	-	392	8,996	550,072
Construction	80,120	20,875	-	-	499	101,494
Home equities	67,862	151	72	-	1,297	69,382
Consumer and other	1,558	7	-	-	-	1,565
Total Loans	$1,065,864	$27,675	$372	$585	$14,186	$1,108,682

Note: Loan balances do not include $1.3 million in net deferred loan origination costs as of March 31, 2018.

December 31, 2017
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$225,915	$4,019	$163	$365	$1,749	$232,211
Residential real estate:
Residential	129,251	731	-	-	1,226	131,208
Construction	2,134	-	-	-	-	2,134
Commercial real estate:
Commercial	508,044	2,611	-	309	8,938	519,902
Construction	102,109	3,239	1,926	-	-	107,274
Home equities	68,415	171	40	-	1,119	69,745
Consumer and other	1,628	11	6	-	9	1,654
Total Loans	$1,037,496	$10,782	$2,135	$674	$13,041	$1,064,128

Note: Loan balances do not include $1.2 million in net deferred loan origination costs as of December 31, 2017.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended March 31, 2018 and 2017:

March 31, 2018

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$5,204	$7,409	$109	$950	$347	$14,019
Charge-offs	(67)	-	(34)	-	-	(101)
Recoveries	6	-	1	-	1	8
Provision (Credit)	(28)	736	20	57	(18)	767
Ending balance	$5,115	$8,145	$96	$1,007	$330	$14,693

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$292	$567	$24	$36	$-	$919
Collectively evaluated
for impairment	4,823	7,578	72	971	330	13,774
Total	$5,115	$8,145	$96	$1,007	$330	$14,693

Loans:
Ending balance:
Individually evaluated
for impairment	$2,485	$10,282	$24	$2,765	$1,960	$17,516
Collectively evaluated
for impairment	242,773	641,284	1,541	138,146	67,422	1,091,166
Total	$245,258	$651,566	$1,565	$140,911	$69,382	$1,108,682

* Includes construction loans

Note: Loan balances do not include $1.3 million in net deferred loan origination costs as of March 31, 2018.

March 31, 2017

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,813	$7,890	$96	$769	$348	$13,916
Charge-offs	(33)	-	(28)	-	-	(61)
Recoveries	147	-	12	-	-	159
Provision (Credit)	(964)	308	55	150	16	(435)
Ending balance	$3,963	$8,198	$135	$919	$364	$13,579

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

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$2,037	$3,172	$-	$2,109	$41	$10
Residential real estate:
Residential	2,451	2,634	-	2,467	13	17
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	3,004	3,152	-	3,022	36	8
Construction	665	665	-	675	9	5
Home equities	1,960	2,083	-	1,978	20	8
Consumer and other	-	-	-	-	-	-
Total impaired loans	$10,117	$11,706	$-	$10,251	$119	$48

	At March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$448	$480	$292	$515	$8	$-
Residential real estate:
Residential	314	317	36	315	5	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,613	6,786	567	6,651	74	-
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer and other	24	29	24	24	-	-
Total impaired loans	$7,399	$7,612	$919	$7,505	$87	$-

	At March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,485	$3,652	$292	$2,624	$49	$10
Residential real estate:
Residential	2,765	2,951	36	2,782	18	17
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	9,617	9,938	567	9,673	110	8
Construction	665	665	-	675	9	5
Home equities	1,960	2,083	-	1,978	20	8
Consumer and other	24	29	24	24	-	-
Total impaired loans	$17,516	$19,318	$919	$17,756	$206	$48

	At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,023	$1,917	$-	$1,704	$92	$28
Residential real estate:
Residential	2,415	2,594	-	2,456	46	83
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,336	2,469	-	2,449	134	32
Construction	187	187	-	218	-	13
Home equities	1,785	1,892	-	1,828	62	33
Consumer and other	-	-	-	-	-	-
Total impaired loans	$7,746	$9,059	$-	$8,655	$334	$189

	At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$1,240	$1,431	$372	$1,279	$79	$12
Residential real estate:
Residential	196	196	28	196	6	3
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,689	6,819	643	6,755	156	129
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer and other	34	59	34	37	3	2
Total impaired loans	$8,159	$8,505	$1,077	$8,267	$244	$146

	At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,263	$3,348	$372	$2,983	$171	$40
Residential real estate:
Residential	2,611	2,790	28	2,652	52	86
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	9,025	9,288	643	9,204	290	161
Construction	187	187	-	218	-	13
Home equities	1,785	1,892	-	1,828	62	33
Consumer and other	34	59	34	37	3	2
Total impaired loans	$15,905	$17,564	$1,077	$16,922	$578	$335

Troubled debt restructurings

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	March 31, 2018
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$735	$254	$481	$39
Residential real estate:
Residential	1,640	265	1,375	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	4,515	3,894	621	191
Construction	166	-	166	-
Home equities	791	128	663	-
Consumer and other	24	-	24	24
Total TDR loans	$7,871	$4,541	$3,330	$254

	December 31, 2017
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$734	$220	$514	$8
Residential real estate:
Residential	1,656	271	1,385	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,854	3,767	87	236
Construction	187	-	187	-
Home equities	794	128	666	-
Consumer and other	25	-	25	24
Total TDR loans	$7,250	$4,386	$2,864	$268

Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective interest rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of March 31, 2018, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

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

The following tables show the data for TDR activity by the type of concession granted to the borrower for the three month periods ended March 31, 2018 and 2017:

	Three months ended March 31, 2018			Three months ended March 31, 2017
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Term-out line of credit	-	$-	$-	1	$180	$180
Residential Real Estate & Construction	-	-	-	-	-	-
Commercial Real Estate & Construction:
Extension of maturity	1	181	181	3	5,073	5,073
Home Equities	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value.  A loan is considered in default when the loan is 90 days past due.  The following table presents loans which were classified as TDRs during the preceding twelve months and which subsequently defaulted during the twelve month periods ended March 31, 2018 and 2017.

	Three months ended March 31, 2018		Three months ended March 31, 2017
	(Recorded Investment in thousands)		(Recorded Investment in thousands)

Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and industrial	1	$87	-	$-
Residential real estate	1	148	-	-
Commercial real estate	-	-	-	-
Home equities	-	-	-	-
Consumer and other loans	-	-	-	-

5. EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three month periods ended March 31, 2018 and 2017, the Company had an average of 124,443 and 122,966 dilutive shares outstanding, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share.  For the three month periods ended March 31, 2018 and 2017, there was an average of 28,660 and 24,990 potentially anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three month periods ended March 31, 2018 and 2017:

	Balance at December 31, 2017	Net Change	Balance at March 31, 2018
	(in thousands)
Net unrealized loss on investment securities	$(1,049)	$(1,360)	$(2,409)
Net defined benefit pension plan adjustments	(2,368)	42	(2,326)
Total	$(3,417)	$(1,318)	$(4,735)

	Balance at December 31, 2016	Net Change	Balance at March 31, 2017
	(in thousands)
Net unrealized (loss) gain on investment securities	$(365)	$187	$(178)
Net defined benefit pension plan adjustments	(2,059)	63	(1,996)
Total	$(2,424)	$250	$(2,174)

	Three months ended March 31, 2018			Three months ended March 31, 2017
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit (b)	Net-of-Tax Amount
Unrealized loss on investment
securities:
Unrealized (loss) gain on investment
securities	$(1,838)	$478	$(1,360)	$296	$(109)	$187

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains
Amortization of prior service cost (a)	$8	$(2)	$6	$8	$2	$10
Amortization of actuarial loss (a)	42	(6)	36	43	10	53
Net change	50	(8)	42	51	12	63

Other Comprehensive (Loss) Income	$(1,788)	$470	$(1,318)	$347	$(97)	$250

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”
(b)	Tax benefit includes impact of re-valuation of deferred tax asset due to increase in marginal federal income tax rate from 34% to 35%.

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities.  The following tables set forth information regarding these segments for the three month periods ended March 31, 2018 and 2017.

	March 31, 2018
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$11,479	$(27)	$11,452
Provision for loan losses	767	-	767
Net interest income (expense) after
provision for loan losses	10,712	(27)	10,685
Non-interest income	1,821	-	1,821
Insurance service and fees	137	1,828	1,965
Amortization expense	-	28	28
Non-interest expense	8,565	1,578	10,143
Income before income taxes	4,105	195	4,300
Income tax provision	938	43	981
Net income	$3,167	$152	$3,319

	March 31, 2017
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$9,670	$(26)	$9,644
Provision for loan losses	(435)	-	(435)
Net interest income (expense) after
provision for loan losses	10,105	(26)	10,079
Non-interest income	1,354	-	1,354
Insurance service and fees	109	2,059	2,168
Amortization expense	-	28	28
Non-interest expense	7,647	1,380	9,027
Income before income taxes	3,921	625	4,546
Income tax provision	1,159	241	1,400
Net income	$2,762	$384	$3,146

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

	March 31,	December 31,
	2018	2017
	(in thousands)

Commitments to extend credit	$254,175	$247,540
Standby letters of credit	3,071	3,115
Total	$257,246	$250,655

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer.  The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets.  Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank.  The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first three months of 2018 or during 2017.

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

The Bank did not make a contribution to the defined benefit pension plan during the first three months of 2018.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three month periods ended March 31, 2018 and 2017:

	Three months ended March 31,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2018	2017	2018	2017

Service cost	$-	$-	$47	$42
Interest cost	51	54	34	34
Expected return on plan assets	(78)	(69)	-	-
Amortization of prior service cost	-	-	8	8
Amortization of the net loss	21	23	21	20
Net periodic cost (benefit)	$(6)	$8	$110	$104

The components of net periodic benefit cost other than the service cost component are included in the line item “other expense” in the income statement.

10.  REVENUE RECOGNITION OF NON-INTEREST INCOME

A description of the Company’s material revenue streams in non-interest income accounted for under ASC 606 follows:

Insurance Service and Fees: Insurance services revenue relates to various revenue streams from services provided by TEA and the Bank:

•	TEA earns commission revenue from selling commercial and personal property and casualty (“P&C”) insurance as well as employee benefits (“EB”) solutions to commercial customers.

TEA has agreements with various insurance companies to sell policies to customers on behalf of the carriers. The performance obligation for TEA is to sell annual P&C policies to commercial customers and consumers. This performance obligation is met when a new policy is sold or when an existing policy renews. The policies are generally one year terms. In the agreements with the respective companies, a commission rate is agreed upon.  The commission is recognized at the time of the sale of the policy or when a policy renews.

TEA has signed contracts with insurance carriers that enable TEA to sell benefit plans to commercial customers on behalf of the insurance carriers. The performance obligation for TEA is to sell the plans to commercial customers. After the initial sale when the customer signs an agreement to purchase the offered benefit plan, the performance obligation is met each month when a customer continues utilizing benefit plans from the carrier. The customer does not commit to a specific length of time with the carrier. In the agreements with the respective insurance companies, a commission rate is agreed upon. Revenue is recognized each month when the customer continues with the benefit plan sold by TEA.

•	TEA also earns contingent profit sharing revenue. The insurance companies measure the loss ratio for TEA’s customers and will pay TEA according to how profitable TEA customers are.

TEA has signed written agreements with insurance carriers that document payouts to TEA based on the loss ratios of its customers. The performance obligation for TEA is to maintain a customer base with loss ratios below the agreed upon thresholds. In the contracts with the insurance companies, payout rates based on loss ratios are documented. The consideration is variable as loss ratios vary based on customer experience.  TEA’s performance obligation is over the course of the year as its customers’ performance with insurance carriers is measured throughout the year as losses occur. Due to variable nature of contingent profit sharing revenue, TEA will accrue contingent profit sharing revenue throughout the year based on recent historical results. As loss events occur and overall performance becomes known to TEA, accrual adjustments will be made until the cash is ultimately received.

•

Financial services commission revenue from the Bank related to wealth management such as life insurance, annuities, and mutual funds sales is also included in the “insurance service and fees” line of the income statement.

The Company earns wealth management fees from its contracts with customers for certain financial services.  Fees that are transaction-based are recognized at the point in time that the transaction is executed.  Other related services provided include financial planning services and the fees the Bank earns are recognized when the services are rendered.

•	Insurance claims services revenue is recorded at FCS.

FCS has signed agreements with insurance companies to perform claims services including investigative and adjustment services related to residential and commercial lines. The performance obligation is for FCS to investigate the insurance claims and inspecting the damage to determine the extent of the insurance company’s liability. FCS is paid based on time and materials expended to investigate the claim. The rates paid are determined in the agreement between FCS and the respective insurance companies. Upon completion of its claims inspection work, FCS bills the insurance company for services rendered and recognizes the revenue earned.

A disaggregation of the total insurance service and other fees is provided in the table below:

	Three months ended March 31,
	2018	2017
Commercial property and casualty insurance commissions	722	672
Personal property and casualty insurance commissions	597	614
Employee benefits sales commissions	246	52
Profit sharing and contingent revenue	159	573
Wealth management and other financial services	143	114
Insurance claims services revenue	73	120
Other insurance-related revenue	25	23
Total insurance service and other fees	1,965	2,168

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services.  Transaction-based fees, which include services such as ATM fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request.  Account maintenance fees, which primarily relate to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.  Overdraft fees are recognized at the point in time that the overdraft occurs.  Service charges on deposits are withdrawn from the customer’s account balance.

Interchange Income: The Company earns interchange fees from debit cardholder transactions conducted through the MasterCard payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

Note 1 contains details on the impact of accounting pronouncements adopted in the three-month period ended March 31, 2018.  The following proposed standards will be adopted in future periods:

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; loan losses in excess of the Company’s allowance for loan losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  Many of these factors are beyond the Company’s control and are difficult to predict.

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

Significant accounting policies followed by the Company are presented in Note 1 – “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2017.  These policies, along with the disclosures presented in the other Notes to the Company's Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses in the Company’s loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on the Company’s Unaudited Consolidated Balance Sheets.  Note 1 to the Audited Consolidated Financial Statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 describes the methodology used to determine the allowance for loan losses.

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is performed annually as of December 31st.  No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its fair value.  There were no triggering events in the three month period ended March  31, 2018 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total loans grew to $1.11 billion at March 31, 2018, a $45 million or 4% increase from total loans of $1.07 billion at December 31, 2017 and a  $164 million or 17% increase from $946 million at March 31, 2017.

Loans secured by real estate were $862 million at March 31, 2018, reflecting a $32 million or 4% increase from $830 million at December 31, 2017 and a $111 million or 15% increase from $751 million at March 31, 2017.  The largest component of the growth in loans secured by real estate is commercial and multi-family real estate loans, which grew $30 million or 6% during the quarter, and $86 million or 19% over the past twelve months.  Commercial construction loans decreased $6 million during the quarter but at $101 million on March 31, 2018 they were $6 million higher than the balance at the conclusion of the prior year’s first quarter.  Commercial real estate is the largest part of the Company’s loan portfolio and has historically been the highest growth segment of the portfolio.  The market for commercial real estate in the Company’s footprint in Western New York was particularly strong over the past year.

In the first quarter of 2018, residential mortgage originations were  $12 million compared with $11 million in each of the fourth quarter and first quarter of 2017.  The Company did not sell any residential mortgages in the first three months of 2018, compared with the sale of 17% of residential mortgages originated in the fourth quarter of 2017 and 25% of originations in last year’s first quarter.  Management decides to keep or sell residential mortgage loans that are originated in conformance with FNMA underwriting standards at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio.  The C&I portfolio increased 6% to $245 million at March 31, 2018 from $232 million at December 31, 2017, and 28%  from $192 million at March 31, 2017.  Strong commercial loan demand and an increase in the number of C&I relationship managers has contributed to the elevated loan growth.

Credit Quality of Loan Portfolio

Total non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $15 million, or 1.33% of total loans outstanding at March 31, 2018, compared with $14 million, or 1.29% of total loans outstanding, as of December 31, 2017 and $12 million, or 1.30% of total loans outstanding, as of March 31, 2017.  In the first quarter of 2018, the increase in non-performing loans reflected higher C&I and commercial construction nonaccrual loans.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $38 million at March 31, 2018, an $8 million increase from $30 million at December 31, 2017 and $4 million higher than the $34 million in criticized loans at March 31, 2017.  The increase in criticized loans in the first quarter of 2018 was in the commercial real estate portfolio as one large loan relationship for $8 million was downgraded to special mention.  The level of criticized loans can fluctuate as new information is received on the Company’s borrowers and their financial circumstances change over time.  As noted in Note 4 to the Company’s Unaudited Financial Statements included in Part I of this Quarterly Report on Form 10-Q, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio.  The allowance for loan losses totaled $14.7 million or 1.32% of total loans outstanding at March 31, 2018, compared with $14.0 million or 1.32% of total loans outstanding as of December 31, 2017 and $13.6 million or 1.44% of total loans outstanding at March 31, 2017.  The Company recorded a $0.8 million provision for loan losses and $0.1 million in net charge-offs in the first quarter of 2018.  The net charge-off (recovery) ratio for the first quarter of 2018 was 0.03% of average net loans, compared with a ratio of 0.30% and (0.04) % in the fourth quarter of 2017 and first quarter of 2017, respectively.  A single C&I loan charge-off in the amount of $0.7 million caused the elevated charge-off ratio in the fourth quarter of 2017.

Investing Activities

Total investment securities were $163 million at March 31, 2018, compared with $149 million at December 31, 2017 and $116 million at March 31, 2017.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, increased to $9 million at March 31, 2018 from $8 million at December 31, 2017, but decreased from $19 million at March 31, 2017.  After the Company raised $14 million in equity in the first quarter of 2017, management increased the size of the investment portfolio to leverage and generate immediate returns on the capital.  The Company also purchased short-term securities in the first quarter of 2018 to collateralize seasonal municipal deposit inflows from tax receipts.  Securities and interest-bearing deposits at correspondent banks made up 13% of the Bank’s total average interest earning assets in the first quarter of 2018, compared with 14% in the fourth quarter of 2017 and 11% in last year’s first quarter.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities at 53% of total investment securities at March 31, 2018, compared with 58% at December 31, 2017 and 55% at March 31,

2017.  The concentration in tax-advantaged debt securities issued by state and political subdivisions and U.S. government-sponsored agency bonds was 19% and 22%, respectively, of the total securities portfolio at March 31, 2018, compared with 23% and 19% at December 31, 2017 and 31% and 14% at March 31, 2017.  The Company also held a short-term U.S. Treasury bond for $10 million, or 6% of total outstanding investment securities, as of March 31, 2018 for purposes of collateralizing seasonal municipal deposits.

Management believes that the credit quality of the securities portfolio as a whole is strong.  The securities in an unrealized loss position at the end of the quarter reflect the increase in market interest rates rather than any credit concerns.  The total net unrealized loss of the available-for-sale investment portfolio was $3.3 million at March 31, 2018, compared with $1.4 million at December 31, 2017.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  The Company has no exposure to subprime mortgages, nor does the Company hold private-label mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at March 31, 2018 were $1.13 billion, an $83 million or 8% increase from $1.05 billion at December 31, 2017 and a $156 million or 16% increase from $978 million at March 31, 2017.  The growth in the first quarter of 2018 reflected growth of $19 million in demand deposits, $16 million in NOW deposits, $31 million in savings deposits, and $18 million in time deposits.  The largest contributor to the overall deposit growth was seasonal municipal deposit growth as municipalities collect annual property tax receipts in the first quarter. The Company also experienced organic growth in its government banking portfolio through the acquisition of new customers.  Municipal deposits grew $62 million in the first three months of 2018, including $9 million in demand deposits, $15 million in NOW deposits, and $38 million in savings deposits.  The Company also garnered commercial deposit growth in the first quarter of 2018, with an increase of $8 million in commercial demand deposits and $12 million in commercial savings deposits.

Consumer savings deposit growth has been challenging as consumer preferences move toward term products with higher rates and local market competition has stiffened.  Consumer savings deposits declined $20 million during the first quarter of 2018.  The growth product for consumer deposits continues to be time deposits, which grew $18 million during the first quarter of 2018 and increased $56 million from March 31, 2017.

Due to the transactional nature of demand deposits, average balances are a useful metric to meaningfully measure sustained growth rates.  Average demand deposits were $223 million in the first quarter of 2018, a $4 million increase from $219 million in the fourth quarter of 2017, but 14% higher than the $196 million average balance in the first quarter of 2017.  Most of the Company’s demand deposit growth over the past twelve months was with municipal and commercial customers.

The Company had $62 million in other borrowings at March 31, 2018, which consisted of a  $10 million advance with the Federal Home Loan Bank of New York (“FHLBNY”) scheduled to mature in 2020 and $52 million in overnight borrowings with the FHLBNY.  Other borrowings were $88 million at December 31, 2017 and $10 million at March 31, 2017.  The Company relied less on its overnight line of credit with FHLBNY in the first quarter of 2018 due to the inflow of seasonal municipal deposits.  The Company’s strong loan growth over the past twelve months coupled with the challenging environment for growing core deposits in a rising rate environment resulted in an increase in the Company’s usage of its overnight borrowings since March 31, 2017.

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

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,067,282	$12,363	4.70%	$924,612	$10,246	4.49%
Taxable securities	128,603	797	2.51%	70,584	436	2.51%
Tax-exempt securities	32,136	196	2.47%	36,440	224	2.49%
Interest bearing deposits at banks	2,712	10	1.50%	5,943	12	0.82%

Total interest-earning assets	1,230,733	$13,366	4.40%	1,037,579	$10,918	4.27%

Non interest-earning assets:

Cash and due from banks	14,169			12,750
Premises and equipment, net	10,560			11,233
Other assets	55,915			46,741

Total Assets	$1,311,377			$1,108,303

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$114,268	$75	0.27%	$94,088	$51	0.22%
Savings	552,546	744	0.55%	510,632	610	0.48%
Time deposits	194,223	679	1.42%	144,888	455	1.27%
Other borrowed funds	71,237	293	1.67%	15,522	53	1.38%
Junior subordinated debentures	11,330	118	4.22%	11,330	100	3.58%
Securities sold U/A to repurchase	10,326	5	0.20%	11,896	5	0.17%

Total interest-bearing liabilities	953,930	$1,914	0.81%	788,356	$1,274	0.66%

Noninterest-bearing liabilities:
Demand deposits	223,176			196,331
Other	15,161			15,053
Total liabilities	$1,192,267			$999,740

Stockholders' equity	119,110			108,563

Total Liabilities and Equity	$1,311,377			$1,108,303

Net interest earnings		$11,452			$9,644

Net interest margin			3.77%			3.77%

Interest rate spread			3.59%			3.61%

Net Income

Net income was $3.3 million, or $0.68 per diluted share, in the first quarter of 2018, compared with $1.0 million, or $0.20 per diluted share, in the fourth quarter of 2017 and $3.1 million, or $0.66 per diluted share, in last year’s first quarter.  The fourth quarter of 2017 included a one-time $2.1 million deferred income tax expense related to the signing of the Tax Cuts and Jobs Act (the “TCJA”).  The increase over both comparative periods primarily reflects higher net interest income due to loan growth and a lower income tax expense related to the enactment of the TCJA.  Return on average equity was 11.15% for the first quarter of 2018 compared with 3.32% in the fourth quarter of 2017 and 11.59% in the first quarter of 2017.

Other Results of Operations – Quarterly Comparison

Net interest income increased $0.3 million, or 3%, from the fourth quarter of 2017 and $1.8 million, or 19%, from the prior-year first quarter to $11.5 million in the first quarter of 2018.  The increase was driven by growth in average interest-earning assets, particularly loans.  Loan growth was driven by continued success in commercial lending.  Average commercial loans, including commercial real estate and commercial and industrial loans, were $872 million in the first quarter of 2018, 6% higher than $822 million in the fourth quarter of 2017 and 17% higher than $747 million in the 2017 first quarter.

First quarter net interest margin of 3.77% decreased 2 basis points from the 2017 fourth quarter, but was flat compared with the first quarter of 2017.  Loan yields benefited from variable loan re-pricing due to an increase in the prime rate as the Federal Reserve increased its target rate by 100 basis points since March 2017, including an increase of 25 basis points at its March 2018 meeting.  Loan yields were 4.70% in the first quarter of 2018, compared with 4.65% in the fourth quarter of 2017 and 4.49% in last year’s first quarter.  The benefit of higher loan yields was offset by an increase in funding costs, reflecting a rise in both core deposit and wholesale borrowing rates due to the increase in short-term interest rates.  The cost of interest-bearing liabilities was 0.81% in the first quarter of 2018 compared with 0.73% in the fourth quarter of 2017 and 0.66% in the first quarter of 2017.

The $0.8 million provision for loan losses for the first quarter of 2018 reflects strong loan growth and an increase in criticized loans in the quarter.  By comparison, each of the fourth quarter and first quarter of 2017 experienced a decrease in criticized loans, resulting in lower provision for loan loss.  The level of criticized loans, or those loans that have potential or well-defined weaknesses that warrant management’s close attention, is a key variable in management’s determination of the allowance for loan losses.  Additionally, the first quarter of 2017 had only marginal loan growth, contributing to the release of allowance for loan losses of $0.4 million during that quarter.

Total non-interest income was $3.8 million in the first quarter of 2018, an increase of $0.8 million from the fourth quarter of 2017 and $0.3 million from the first quarter of 2017.

The increase in deposit service charges from $0.4 million in last year’s first quarter to $0.5 million in this year’s first quarter is a result of higher overdraft fees as the Company introduced a new product to commercial clients that provides overdraft protection lines of credit.

The year-over-year decrease in insurance revenue from $2.2 million in the first quarter of 2017 to $2.0 million in the first quarter of 2018 was a result of a change in the revenue recognition policy for contingent profit sharing revenue discussed in Note 1 and Note 10 to the Unaudited Consolidated Financial Statements.  The decrease in profit-sharing revenue recognized in the 2018 first quarter from last year’s first quarter was $0.4 million.  This decrease was partially offset by an increase in employee benefits revenue of $0.2 million. The increase in insurance revenue from $1.6 million in the fourth quarter of 2017 was seasonal in nature as the final quarter of the year is a low point in policy renewals for institutional clients, including businesses and municipalities.

Other income of $0.6 million in the first quarter of 2018 included a $147 thousand increase in the Company’s investment in the equity securities of another financial institution.  This recognition of the increase in the fair value of this investment reflects the Company’s 2018 adoption of ASU 2016-01, as detailed in Note 1 to these Unaudited Consolidated Financial Statements.  Changes in the fair value of this investment will be reflected in the Company’s earnings going forward.

There were no new historic tax credit investments in the first quarter of 2018 or 2017.  Historic tax credit investment activity resulted in a net loss of $0.5 million being recorded in non-interest income in the fourth quarter of 2017.

First quarter 2018 non-interest expenses increased 12% from the prior-year period to $10.2 million, but decreased 2% from the fourth quarter of 2017.  The most significant component of the year over year increase was higher salaries and benefits costs.  The increase in salaries and benefits of $1.0 million to $6.7 million in the first quarter of 2018 reflects strategic personnel hires to support the Company’s continued growth, as well as an increase in incentive compensation and benefits costs.  The first quarter of 2018 also included approximately $250,000 in total cost related to the previously announced one-time $1,000 bonus paid to non-senior associates after the TCJA was signed into law in late 2017.

Advertising expenses decreased in the first quarter of 2018 to $0.1 million from $0.4 million in the fourth quarter of 2017 and $0.2 million in the first quarter of 2017 mostly due to seasonality with larger campaigns planned for the spring and summer.  Technology and communications expenses increased to $0.8 million in the first quarter of 2018 from $0.6 million in the prior-year period due to a new online banking platform that was implemented in the second quarter of 2017.

Other expenses in the fourth quarter of 2017 included the impact of a $300,000 contribution to the Evans Bank Foundation Fund (“the Foundation”).  The Foundation contributes to community organizations reflecting the Company’s values and impacting the Western New York region in a positive and meaningful way.

The Company’s efficiency ratio in the first quarter of 2018 improved to 66.6% from 70.4% in the fourth quarter of 2017 and 68.6% in last year’s first quarter.  The reduction reflects the Company’s significant net interest income growth.

Income tax expense was $1.0 million, or an effective tax rate of 22.8%, for the first quarter of 2018 compared with $2.2 million, or 69.0%, in the fourth quarter of 2017 and $1.4 million, or 30.8%, in last year’s first quarter.  The effective tax rate for the fourth quarter of 2017 reflects the benefit of the previously noted historic tax credit investment transactions as well as a $2.1 million deferred tax expense related to the TCJA.  The decrease in the effective rate in the first quarter of 2018 reflects the benefit of federal tax reform, which decreased the Company’s marginal federal income tax rate from 35% to 21%.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a  Tier 1 leverage ratio of 9.81% at March 31, 2018, compared with 10.06% and 10.76% at December 31, 2017  and March 31, 2017, respectively.  The decrease reflects the growth in average assets used in the leverage ratio calculation.  Book value per share increased to $24.96 at March 31, 2018, compared with $24.74 at December 31, 2017 and $23.64 at March 31, 2017.

On February 20, 2018, the Company declared a cash dividend of $0.46 per share on the Company’s outstanding common stock.  The dividend was paid on April 3, 2018.    This semi-annual dividend represents a $0.06, or 15%, increase from the previous semi-annual dividend paid in October 2017.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  The Company uses the FHLBNY as its primary source of overnight funds and also has one long-term advance with FHLBNY.  The Company had $62 million and $88 million in borrowed funds at FHLBNY at March 31, 2018 and December 31, 2017, respectively.  The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements.    As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Advances of up to $167 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At March 31, 2018, approximately 13% of the Bank’s securities had contractual maturity dates of one year or less and approximately 28% had maturity dates of five years or less.  Additionally, mortgage-backed securities, which comprise 53% of the investment portfolio at March 31, 2018, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases.  In the Company’s internal stress test at  March 31, 2018 the Company had net short-term liquidity of $145 million as compared with $237 million at December 31, 2017.  Available assets of $170 million, divided by public and purchased funds of $299 million, resulted in a long-term liquidity ratio of 57% at March 31, 2018, compared with 49% at December 31, 2017.

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
	(in thousands)

	March 31, 2018	December 31, 2017
Changes in interest rates

+200 basis points	$1,083	$1,907
+100 basis points	2,561	2,927

-100 basis points	(2,883)	(3,268)
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of March 31, 2018 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March  31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2018, the Company purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January 2018:
January 1, 2018 - January 31, 2018	-	$-	-	100,000
February 2018:
February 1, 2018 - February 28, 2018	-	$-	-	100,000
March 2018:
March 1, 2018 - March 31, 2018	136	$45.20	-	100,000

Total:	136	$45.20	-	100,000

(1)

The total shares purchased in the period consist of shares constructively tendered to the Company by attestation in satisfaction of the exercise price due upon exercise of options issued pursuant to the Company’s 2009 Long-Term Incentive Plan.  The “average price paid per share” reported in the table above, with respect to such shares, reflects the fair market value of the Company’s common stock on the exercise date, which was the closing sales price of the Company’s common stock as reported on the NYSE American on that date.

(2)

On October 17, 2017, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock (the “2017 Repurchases Program”). The 2017 Repurchase Program expires 24 months after its adoption and may be suspended or discontinued by the Board of Directors at any time. The maximum number of shares that may be purchased under the 2017 Repurchase Program as of March 31, 2018 was 100,000.

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report.

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – March 31, 2018 and December 31, 2017; (ii) Unaudited Consolidated Statements of Income – Three months ended March 31, 2018 and 2017; (iii) Unaudited Statements of Consolidated Comprehensive Income – Three months ended March 31, 2018 and 2017; (iv) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended March 31, 2018 and 2017; (v) Unaudited Consolidated Statements of Cash Flows – Three months ended March 31, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                             Evans Bancorp, Inc.

DATE

May 2, 2018

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

May 2, 2018

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer)