Form 10-Q
period 2018-06-30
EVANS BANCORP INC
filed 2018-08-01
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2018

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 4,821,381 shares as of August 1, 2018.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2018 AND DECEMBER 31, 2017
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$13,324	$13,751
Interest-bearing deposits at banks	3,441	7,579
Securities:
Available for sale, at fair value (amortized cost: $146,106 at June 30, 2018;	141,933	143,818
$145,232 at December 31, 2017)
Held to maturity, at amortized cost (fair value: $4,609 at June 30, 2018;	4,637	5,334
$5,261 at December 31, 2017)
Equity securities, at fair value at June 30, 2018; at cost at December 31, 2017	2,058	580
Federal Home Loan Bank common stock, at cost	1,475	4,863
Federal Reserve Bank common stock, at cost	1,924	1,916
Loans, net of allowance for loan losses of $15,235 at June 30, 2018
and $14,019 at December 31, 2017	1,110,660	1,051,296
Properties and equipment, net of accumulated depreciation of $18,800 at June 30, 2018
and $18,255 at December 31, 2017	10,331	10,564
Goodwill and intangible assets	8,496	8,553
Bank-owned life insurance	28,072	27,729
Other assets	19,740	19,650

TOTAL ASSETS	$1,346,091	$1,295,633

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$224,373	$219,664
NOW	121,170	109,378
Savings	595,500	535,730
Time	241,425	186,457
Total deposits	1,182,468	1,051,229

Securities sold under agreement to repurchase	4,018	9,289
Other borrowings	10,000	88,250
Other liabilities	14,700	17,193
Junior subordinated debentures	11,330	11,330
Total liabilities	1,222,516	1,177,291

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,821,381 and 4,783,562 shares issued at June 30, 2018 and December 31, 2017, respectively, and 4,821,381 and 4,782,505 outstanding at June 30, 2018
and December 31, 2017, respectively	2,413	2,394
Capital surplus	60,220	59,444
Treasury stock, at cost, 0 and 1,057 shares at June 30, 2018 and
December 31, 2017, respectively	-	-
Retained earnings	66,325	59,921
Accumulated other comprehensive loss, net of tax	(5,383)	(3,417)
Total stockholders' equity	123,575	118,342

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,346,091	$1,295,633

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2018 AND 2017
(in thousands, except share and per share amounts)
	Three Months Ended June 30,
	2018	2017
INTEREST INCOME
Loans	$13,199	$10,646
Interest-bearing deposits at banks	15	43
Securities:
Taxable	863	563
Non-taxable	170	210
Total interest income	14,247	11,462
INTEREST EXPENSE
Deposits	1,759	1,190
Other borrowings	160	50
Junior subordinated debentures	132	104
Total interest expense	2,051	1,344
NET INTEREST INCOME	12,196	10,118
PROVISION FOR LOAN LOSSES	659	410
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,537	9,708
NON-INTEREST INCOME
Deposit service charges	525	428
Insurance service and fees	1,952	1,912
Gain on loans sold	-	52
Bank-owned life insurance	178	142
Loss on tax credit investment	-	(919)
Refundable state historic tax credit	-	647
Interchange fee income	420	379
Other	564	448
Total non-interest income	3,639	3,089
NON-INTEREST EXPENSE
Salaries and employee benefits	6,475	5,959
Occupancy	727	775
Advertising and public relations	326	216
Professional services	626	550
Technology and communications	847	804
Amortization of intangibles	28	28
FDIC insurance	246	129
Other	958	856
Total non-interest expense	10,233	9,317
INCOME BEFORE INCOME TAXES	4,943	3,480
INCOME TAX PROVISION	1,152	862
NET INCOME	$3,791	$2,618

Net income per common share-basic	$0.79	$0.55
Net income per common share-diluted	$0.77	$0.54
Cash dividends per common share	$-	$-
Weighted average number of common shares outstanding	4,810,487	4,764,080
Weighted average number of diluted shares outstanding	4,933,522	4,880,454

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(in thousands, except share and per share amounts)
	Six Months Ended June 30,
	2018	2017
INTEREST INCOME
Loans	$25,562	$20,892
Interest-bearing deposits at banks	25	55
Securities:
Taxable	1,660	999
Non-taxable	366	434
Total interest income	27,613	22,380
INTEREST EXPENSE
Deposits	3,257	2,306
Other borrowings	458	108
Junior subordinated debentures	250	204
Total interest expense	3,965	2,618
NET INTEREST INCOME	23,648	19,762
PROVISION (CREDIT) FOR LOAN LOSSES	1,426	(25)
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	22,222	19,787
NON-INTEREST INCOME
Deposit service charges	1,034	818
Insurance service and fees	3,917	4,080
Gain on loans sold	-	70
Bank-owned life insurance	349	272
Loss on tax credit investment	-	(919)
Refundable state historic tax credit	-	647
Interchange fee income	912	723
Other	1,213	920
Total non-interest income	7,425	6,611
NON-INTEREST EXPENSE
Salaries and employee benefits	13,102	11,605
Occupancy	1,485	1,550
Advertising and public relations	450	406
Professional services	1,279	1,152
Technology and communications	1,611	1,411
Amortization of intangibles	56	56
FDIC insurance	478	356
Other	1,943	1,836
Total non-interest expense	20,404	18,372
INCOME BEFORE INCOME TAXES	9,243	8,026
INCOME TAX PROVISION	2,133	2,262
NET INCOME	$7,110	$5,764

Net income per common share-basic	$1.48	$1.23
Net income per common share-diluted	$1.44	$1.20
Cash dividends per common share	$0.46	$0.40
Weighted average number of common shares outstanding	4,799,229	4,699,447
Weighted average number of diluted shares outstanding	4,926,385	4,819,375

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2018 AND 2017
(in thousands)
	Three Months Ended June 30,
	2018		2017

NET INCOME		$3,791		$2,618

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities		(684)		3

Defined benefit pension plans:
Amortization of prior service cost	5		5
Amortization of actuarial loss	31		26

Total		36		31

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX		(648)		34

COMPREHENSIVE INCOME		$3,143		$2,652

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(in thousands)
	Six Months Ended June 30,
	2018		2017

NET INCOME		$7,110		$5,764

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities		(2,044)		190

Defined benefit pension plans:
Amortization of prior service cost	11		15
Amortization of actuarial loss	67		79

Total		78		94

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX		(1,966)		284

COMPREHENSIVE INCOME		$5,144		$6,048

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2016	$2,153	$44,389	$52,630	$(2,424)	$-	$96,748
Net Income			5,764			5,764
Other comprehensive income				284		284
Cash dividends ($0.40 per common share)			(1,902)			(1,902)
Stock compensation expense		295				295
Issued 440,000 shares in stock offering	220	13,922				14,142
Issued 16,283 restricted shares	8	(8)				-
Issued 3,253 shares under Dividend Reinvestment Plan	2	124				126
Issued 3,713 shares in Employee Stock Purchase Plan	2	124				126
Issued 7,743 shares in stock option exercises	4	111				115
Repurchased 9,218 shares in treasury stock					(342)	(342)
Reissued 10,597 shares in stock option exercises, net of forfeitures		(135)			342	207
Balance, June 30, 2017	$2,389	$58,822	$56,492	$(2,140)	$-	$115,563

Balance, December 31, 2017	$2,394	$59,444	$59,921	$(3,417)	$-	$118,342
Cumulative-effect adjustment due to change in accounting principle (See Note 1)			1,496			1,496
Net Income			7,110			7,110
Other comprehensive income				(1,966)		(1,966)
Cash dividends ($0.46 per common share)			(2,202)			(2,202)
Stock compensation expense		399				399
Reissued 1,057 restricted shares						-
Issued 16,816 restricted shares	8	(8)				-
Issued 3,205 shares under Dividend Reinvestment Plan	2	142				144
Issued 3,898 shares in Employee Stock Purchase Plan	2	151				153
Issued 13,900 shares in stock option exercises	7	92				99
Balance, June 30, 2018	$2,413	$60,220	$66,325	$(5,383)	$-	$123,575

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(in thousands)
	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Interest received	$27,645	$22,329
Fees received	6,931	6,538
Interest paid	(3,828)	(2,587)
Cash paid to employees and vendors	(21,009)	(18,748)
Cash contributed to pension plan	-	(1,000)
Income taxes paid	(576)	(1,635)
Proceeds from sale of loans held for resale	-	5,376
Originations of loans held for resale	-	(5,532)

Net cash provided by operating activities	9,163	4,741

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(47,863)	(52,697)
Proceeds from maturities, calls, and payments	50,169	6,905
Held to maturity securities:
Purchases	-	(35)
Proceeds from maturities, calls, and payments	697	646
Proceeds from bank owned life insurance claims	675	-
Additions to properties and equipment	(367)	(264)
Purchase of tax credit investment	(676)	(811)
Insurance agency acquisitions	-	(275)
Net increase in loans	(62,275)	(32,925)

Net cash used in investing activities	(59,640)	(79,456)

FINANCING ACTIVITIES:
Repayments of short-term borrowings, net	(83,521)	(14,278)
Net increase in deposits	131,239	79,082
Dividends paid	(2,202)	(1,902)
Repurchase of treasury stock	-	(342)
Issuance of common stock	396	14,509
Reissuance of treasury stock	-	207

Net cash provided by financing activities	45,912	77,276

Net (decrease) increase in cash and cash equivalents	(4,565)	2,561

CASH AND CASH EQUIVALENTS:
Beginning of period	21,330	13,084

End of period	$16,765	$15,645

See Notes to Unaudited Consolidated Financial Statements

(continued)

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(in thousands)
	Six Months Ended June 30,
	2018	2017

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$7,110	$5,764

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	857	875
Deferred tax expense	280	589
Provision (credit) for loan losses	1,426	(25)
Loss on tax credit investment	-	919
Refundable state historic tax credit	-	(647)
Gain on loans sold	-	(70)
Change in fair value of equity securities	(245)	-
Stock compensation expense	399	295
Proceeds from sale of loans held for resale	-	5,376
Originations of loans held for resale	-	(5,532)
Changes in assets and liabilities affecting cash flow:
Other assets	(1,442)	(1,145)
Other liabilities	778	(1,658)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,163	$4,741

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

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

The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.  The Company’s significant accounting policies are disclosed in Note 1 to the Form 10-K.

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

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which creates a single framework for recognizing revenue from contracts with customers that fall within its scope.  The Company used the modified retrospective method with a cumulative-effect adjustment to retained earnings.  The Company’s implementation efforts included the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts.   The majority of the Company’s revenues come from interest income on loans and securities that are outside the scope of ASC 606.  The Company’s services that fall within the scope of ASC 606 are presented within Non-Interest Income and are recognized as revenue as the Company satisfies its obligation to the customer.  Services within the scope of ASC 606 include insurance services fees, deposit service charges, and interchange income.  Further detail on the Company’s performance obligations and revenue recognition for these revenue streams is provided in Note 11 to these Unaudited Consolidated Financial Statements.

The Company did identify one revenue source, variable profit-sharing revenue for TEA, which will be accounted for differently in 2018 and beyond.  Profit-sharing revenue is variable consideration that TEA earns based on the loss ratio of its customers at insurance companies.  TEA typically receives payment in the year following the year in which the profit-sharing revenue is earned, with most payments received in the first quarter.  Prior to January 1, 2018, the Company recognized profit-sharing revenue when the payment was received.  Beginning with the results reported for periods in 2018 included in these financial statements, the Company will estimate this variable consideration based on past performance and loss experience known during the year and make subsequent adjustments to revenue when the uncertainty associated with the variable revenue is resolved.  As of January 1, 2018, the Company recorded accounts receivable of $551 thousand and the tax effect of $142 thousand through a cumulative-effect adjustment to beginning retained earnings, representing the profit sharing revenue earned in 2017 and expected to be received in 2018.

The Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2018-03 Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018 with a cumulative-effect adjustment to retained earnings.  This ASU requires equity securities to be measured at fair value with changes in the fair value recognized through net income.  As of December 31, 2017, the Company had an investment in the equity securities of another financial institution valued at the historical cost of $0.6 million.  The Company used the cost method of accounting because its ownership of the financial institution was less than 5% of the outstanding shares.  With the adoption of ASU 2016-01, the cost method is no longer an acceptable accounting principle.  On January 1, 2018 the Company recorded an increase in the value of the investment of $1.2 million based on observable prices obtained from orderly transactions between market participants through opening retained earnings.  While the financial institution is not publicly traded on a major stock exchange and is fairly illiquid, there is transaction activity that can be used by the Company to determine the fair value.  The Company recognized an increase in fair value of $0.1 million and $0.2 million for the three and six month periods ended June 30, 2018, respectively, from the value at January 1, 2018 based on observable prices obtained from the latest orderly transactions in the respective periods, with the increase being recorded in earnings.  Given the nature of equity investments and the requirement to record changes in the fair value of the investment through earnings, the adoption of this standard could lead to increased volatility to earnings.

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

The Company adopted ASU 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost effective January 1, 2018.  The update requires that an employer report the service cost component of net periodic pension cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost such as interest cost, expected return on plan assets, gain or loss, and amortization of prior service cost are required to be presented in the income statement separately from the service cost component. If a separate line item is used to present the other components of net benefit cost, that line item must be appropriately described.  Prior to adoption of this update, the Company presented all components of net periodic pension cost in its “salaries and benefits expense” on its income statement.  The Company is presenting its income statement for the three and six month periods ended June 30, 2018 and 2017 with service cost as part of the “salaries and benefits expense” and the other components in “other expense.”  Further details regarding the Company’s net periodic pension cost are provided in Note 9 to these Unaudited Consolidated Financial Statements.

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

2. SECURITIES

The amortized cost of securities and their approximate fair value at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$36,906	$-	$(1,007)	$35,899
States and political subdivisions	23,780	95	(66)	23,809
Total debt securities	$60,686	$95	$(1,073)	$59,708

Mortgage-backed securities:
FNMA	$31,268	$26	$(1,049)	$30,245
FHLMC	15,718	14	(546)	15,186
GNMA	1,866	9	(43)	1,832
SBA	9,903	-	(365)	9,538
CMO	26,665	-	(1,241)	25,424
Total mortgage-backed securities	$85,420	$49	$(3,244)	$82,225

Total securities designated as available for sale	$146,106	$144	$(4,317)	$141,933

Held to Maturity:
Debt securities
States and political subdivisions	$4,637	$8	$(36)	$4,609

Total securities designated as held to maturity	$4,637	$8	$(36)	$4,609

	December 31, 2017
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$28,407	$22	$(376)	$28,053
States and political subdivisions	29,169	246	(42)	29,373
Total debt securities	$57,576	$268	$(418)	$57,426

Mortgage-backed securities:
FNMA	$31,835	$69	$(350)	$31,554
FHLMC	14,708	22	(190)	14,540
GNMA	2,105	18	(21)	2,102
SBA	10,309	9	(103)	10,215
CMO	28,699	26	(744)	27,981
Total mortgage-backed securities	$87,656	$144	$(1,408)	$86,392

Total securities designated as available for sale	$145,232	$412	$(1,826)	$143,818

Held to Maturity:
Debt securities
States and political subdivisions	$5,334	$1	$(74)	$5,261

Total securities designated as held to maturity	$5,334	$1	$(74)	$5,261

Available for sale securities with a total fair value of $142 million and $138 million at June 30, 2018 and December 31, 2017, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The scheduled maturities of debt and mortgage-backed securities at June 30, 2018 and December 31, 2017 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	June 30, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$7,736	$7,746	$5,974	$5,990
Due after one year through five years	22,959	22,732	24,063	24,068
Due after five years through ten years	29,667	28,899	25,584	25,385
Due after ten years	324	331	1,955	1,983
	60,686	59,708	57,576	57,426

Mortgage-backed securities
available for sale	85,420	82,225	87,656	86,392

Total available for sale securities	$146,106	$141,933	$145,232	$143,818

Debt securities held to maturity:

Due in one year or less	$3,432	$3,430	$4,077	$4,053
Due after one year through five years	883	870	690	661
Due after five years through ten years	228	223	473	464
Due after ten years	94	86	94	83
	4,637	4,609	5,334	5,261

Total held to maturity securities	$4,637	$4,609	$5,334	$5,261

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

Information regarding unrealized losses within the Company’s available for sale securities at June 30, 2018 and December 31, 2017 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and are related to market interest rate fluctuations.

	June 30, 2018

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$19,509	$(488)	$12,390	$(519)	$31,899	$(1,007)
States and political subdivisions	10,390	(50)	891	(16)	11,281	(66)
Total debt securities	$29,899	$(538)	$13,281	$(535)	$43,180	$(1,073)

Mortgage-backed securities:
FNMA	$18,978	$(588)	$10,456	$(461)	$29,434	$(1,049)
FHLMC	12,056	(417)	2,627	(129)	14,683	(546)
GNMA	-	-	1,046	(43)	1,046	(43)
SBA	5,467	(197)	4,070	(168)	9,537	(365)
CMO	10,217	(376)	15,208	(865)	25,425	(1,241)
Total mortgage-backed securities	$46,718	$(1,578)	$33,407	$(1,666)	$80,125	$(3,244)

Held to Maturity:
Debt securities:
States and political subdivisions	$3,734	$(6)	$583	$(30)	$4,317	$(36)

Total temporarily impaired
securities	$80,351	$(2,122)	$47,271	$(2,231)	$127,622	$(4,353)

	December 31, 2017

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$15,151	$(239)	$6,863	$(137)	$22,014	$(376)
States and political subdivisions	7,288	(28)	894	(14)	8,182	(42)
Total debt securities	$22,439	$(267)	$7,757	$(151)	$30,196	$(418)

Mortgage-backed securities:
FNMA	$20,087	$(207)	$6,517	$(143)	$26,604	$(350)
FHLMC	12,984	(147)	960	(43)	13,944	(190)
GNMA	-	-	1,212	(21)	1,212	(21)
SBA	4,516	(43)	1,769	(60)	6,285	(103)
CMO	11,023	(216)	14,753	(528)	25,776	(744)
Total mortgage-backed securities	$48,610	$(613)	$25,211	$(795)	$73,821	$(1,408)

Held to Maturity:
Debt securities:
States and political subdivisions	$4,548	$(37)	$626	$(37)	$5,174	$(74)

Total temporarily impaired
securities	$75,597	$(917)	$33,594	$(983)	$109,191	$(1,900)

Management has assessed the securities available for sale in an unrealized loss position at June 30, 2018 and December 31, 2017 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges as of June 30, 2018 and did not record any OTTI charges during 2017.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as FHLB, Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2018
Securities available-for-sale:
US government agencies	$-	$35,899	$-	$35,899
States and political subdivisions	-	23,809	-	23,809
Mortgage-backed securities	-	82,225	-	82,225
Equity securities	-	-	2,058	2,058
Mortgage servicing rights	-	-	635	635

December 31, 2017
Securities available-for-sale:
US government agencies	$-	$28,053	$-	$28,053
States and political subdivisions	-	29,373	-	29,373
Mortgage-backed securities	-	86,392	-	86,392
Mortgage servicing rights	-	-	586	586

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

Equity securities

The Company holds equity securities in another financial institution.  Since the ownership level is less than 5% of the outstanding shares of the bank, the investment was recorded on the Company’s balance sheet at historical cost, under the cost method of accounting, as of December 31, 2017.  As noted in Note 1 to the Unaudited Consolidated Financial Statements, on January 1, 2018, the Company adopted ASU 2016-01, which resulted in the Company adopting an accounting policy to mark the investment to its fair value with a cumulative-effect adjustment to retained earnings.  As of the end of each reporting period presented after January 1,  2018, equity securities will be presented at fair value, with changes in fair value during the period being recorded in the income statement.

The equity securities are classified as Level 3 in the fair value hierarchy because the primary inputs in measuring the fair value are unobservable to the public.  The shares of the institution are not publicly traded on a major stock exchange, but rather through private sales between shareholders.  Trading in the securities is fairly limited as the institution’s total trading volume for 2017 was approximately 1% of the outstanding common shares.  Trading activity in the first six months of 2018 was at a similar low volume.  The institution tracks the sales and the Company obtains the sales information from the institution to calculate the fair value of the equity securities as of the end of the reporting period.  The fair value recorded in the financial statements is based on observable prices obtained from the latest orderly transactions in the quarter.

Due to the adoption of ASU 2016-01 and the designation of the equity securities as Level 3 on the fair value hierarchy, there was a transfer into Level 3 for the equity securities during the first quarter of 2018.

	Three months ended June 30,
(in thousands)	2018	2017
Equity securities - April 1	$1,961	$580
Fair value change included in earnings	97	-
Equity securities - June 30	$2,058	$580

	Six months ended June 30,
(in thousands)	2018	2017
Equity securities - December 31	$580	$580
Increase in recorded value due to adoption of ASU 2016-01 through beginning retained earnings	1,234	-
Fair value change included in earnings	244	-
Equity securities - June 30	$2,058	$580

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three and six month periods ended June 30, 2018 and 2017, respectively:

	Three months ended June 30,
(in thousands)	2018	2017
Mortgage servicing rights - April 1	$644	$564
Losses included in earnings	(9)	(32)
Additions from loan sales	-	23
Mortgage servicing rights - June 30	$635	$555

	Six months ended June 30,
(in thousands)	2018	2017
Mortgage servicing rights - January 1	$586	$527
Gains/(Losses) included in earnings	49	(21)
Additions from loan sales	-	49
Mortgage servicing rights - June 30	$635	$555

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	June 30, 2018	December 31, 2017
Servicing fees	0.25%	0.25%
Discount rate	9.50%	9.50%
Prepayment rate (CPR)	8.07%	10.56%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2018
Collateral dependent impaired loans	$-	$-	$24,125	$24,125

December 31, 2017
Collateral dependent impaired loans	$-	$-	$14,464	$14,464

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to special mention or substandard depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are either graded as substandard or doubtful on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $25.5 million, with an allowance for loan loss of $1.4 million, at June 30, 2018 compared with $15.5 million and $1.1 million, respectively, at December 31, 2017.

FAIR VALUE OF FINANCIAL INSTRUMENTS

With the adoption of ASU 2016-01, the Company is no longer required to disclose the methods and significant assumptions used in estimating the fair value of financial instruments measured at amortized cost on the balance sheet.  The amendments in the ASU also require the Company to measure the fair value of financial instruments using the exit price notion consistent with ASC Topic 820, Fair Value Measurement.  Prior to adoption on January 1, 2018, loans were calculated using an entry price notion.

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$16,765	$16,765	$21,330	$21,330
Equity securities	2,058	2,058	580	1,814
Level 2:
Available for sale securities	141,933	141,933	143,818	143,818
FHLB and FRB stock	3,399	3,399	6,779	6,779
Level 3:
Held to maturity securities	4,637	4,609	5,334	5,261
Loans, net	1,110,660	1,098,879	1,051,296	1,047,967
Mortgage servicing rights	635	635	586	586

Financial liabilities:
Level 1:
Demand deposits	$224,373	$224,373	$219,664	$219,664
NOW deposits	121,170	121,170	109,378	109,378
Savings deposits	595,500	595,500	535,730	535,730
Level 2:
Securities sold under agreement to
repurchase	4,018	4,018	9,289	9,289
Other borrowed funds	10,000	9,806	88,250	88,132
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	241,425	239,448	186,457	187,782

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	June 30, 2018	December 31, 2017
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$146,076	$131,208
Commercial and multi-family	552,023	519,902
Construction-Residential	587	2,134
Construction-Commercial	115,519	107,274
Home equities	69,319	69,745
Total real estate loans	883,524	830,263

Commercial and industrial loans	239,485	232,211
Consumer and other loans	1,447	1,654
Net deferred loan origination costs	1,439	1,187
Total gross loans	1,125,895	1,065,315

Allowance for loan losses	(15,235)	(14,019)

Loans, net	$1,110,660	$1,051,296

The Bank sells certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages.  In the three month period ended June 30, 2018, the Bank did not sell any mortgages to FNMA, compared with $2.5 million in the three month period ended June 30, 2017.  The Bank did not sell any mortgages to FNMA during the six month period ended June 30, 2018, compared with $5.3 million during the six month period ended June 30, 2017.  At June 30, 2018, the Bank had a loan servicing portfolio principal balance of $74 million upon which it earned servicing fees, compared with $78 million at December 31, 2017.  The value of the mortgage servicing rights for that portfolio was $0.6 million at each of the periods June 30, 2018 and December 31, 2017.  No loans were held for sale at June 30, 2018 or December 31, 2017. The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

The Company did not hold any foreclosed residential real estate property at June 30, 2018 or December 31, 2017.  There were $0.7 million and $0.3 million at June 30, 2018 and December 31, 2017, respectively, in loans secured by residential real estate that were in the process of foreclosure.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.  Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging-off loans, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2017 are consistent with those utilized by the Company in the three and six month periods ended June 30, 2018.

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

•	Acceptable or better
•	Watch
•	Special Mention
•	Substandard
•	Doubtful
•	Loss

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

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

June 30, 2018
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$65,378	$439,190	$504,568	$174,153
Watch	41,166	92,419	133,585	54,457
Special Mention	-	11,395	11,395	6,845
Substandard	8,975	9,019	17,994	3,324
Doubtful/Loss	-	-	-	706
Total	$115,519	$552,023	$667,542	$239,485

December 31, 2017
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$83,203	$418,819	$502,022	$158,181
Watch	24,071	87,746	111,817	57,827
Special Mention	-	4,106	4,106	13,247
Substandard	-	9,231	9,231	2,134
Doubtful/Loss	-	-	-	822
Total	$107,274	$519,902	$627,176	$232,211

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

June 30, 2018
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$235,827	$882	$300	$-	$2,476	$239,485
Residential real estate:
Residential	144,599	320	-	-	1,157	146,076
Construction	587	-	-	-	-	587
Commercial real estate:
Commercial	535,511	6,425	967	385	8,735	552,023
Construction	106,157	154	-	233	8,975	115,519
Home equities	67,786	227	57	-	1,249	69,319
Consumer and other	1,447	-	-	-	-	1,447
Total Loans	$1,091,914	$8,008	$1,324	$618	$22,592	$1,124,456

Note: Loan balances do not include $1.4 million in net deferred loan origination costs as of June 30, 2018.

December 31, 2017
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$225,915	$4,019	$163	$365	$1,749	$232,211
Residential real estate:
Residential	129,251	731	-	-	1,226	131,208
Construction	2,134	-	-	-	-	2,134
Commercial real estate:
Commercial	508,044	2,611	-	309	8,938	519,902
Construction	102,109	3,239	1,926	-	-	107,274
Home equities	68,415	171	40	-	1,119	69,745
Consumer and other	1,628	11	6	-	9	1,654
Total Loans	$1,037,496	$10,782	$2,135	$674	$13,041	$1,064,128

Note: Loan balances do not include $1.2 million in net deferred loan origination costs as of December 31, 2017.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the six month periods ended June 30, 2018 and 2017:

June 30, 2018

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$5,204	$7,409	$109	$950	$347	$14,019
Charge-offs	(67)	-	(64)	(86)	(11)	(228)
Recoveries	13	-	4	-	1	18
Provision (Credit)	(809)	2,036	41	161	(3)	1,426
Ending balance	$4,341	$9,445	$90	$1,025	$334	$15,235

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$94	$1,245	$24	$38	$-	$1,401
Collectively evaluated
for impairment	4,247	8,200	66	987	334	13,834
Total	$4,341	$9,445	$90	$1,025	$334	$15,235

Loans:
Ending balance:
Individually evaluated
for impairment	$2,936	$18,475	$24	$2,522	$1,904	$25,861
Collectively evaluated
for impairment	236,549	649,067	1,423	144,141	67,415	1,098,595
Total	$239,485	$667,542	$1,447	$146,663	$69,319	$1,124,456

* Includes construction loans

Note: Loan balances do not include $1.4 million in net deferred loan origination costs as of June 30, 2018.

June 30, 2017

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,813	$7,890	$96	$769	$348	$13,916
Charge-offs	(33)	-	(33)	-	-	(66)
Recoveries	331	-	21	-	1	353
Provision (Credit)	(141)	9	20	63	24	(25)
Ending balance	$4,970	$7,899	$104	$832	$373	$14,178

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

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended June 30, 2018 and 2017:

June 30, 2018
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$5,115	$8,145	$96	$1,007	$330	$14,693
Charge-offs	-	-	(30)	(86)	(11)	(127)
Recoveries	7	-	3	-	-	10
Provision (Credit)	(781)	1,300	21	104	15	659
Ending balance	$4,341	$9,445	$90	$1,025	$334	$15,235

June 30, 2017
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$3,963	$8,198	$135	$919	$364	$13,579
Charge-offs	-	-	(5)	-	-	(5)
Recoveries	184	-	9	-	1	194
Provision (Credit)	823	(299)	(35)	(87)	8	410
Ending balance	$4,970	$7,899	$104	$832	$373	$14,178

*Includes construction loans

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$2,625	$3,772	$-	$2,716	$72	$50
Residential real estate:
Residential	2,062	2,321	-	2,136	21	32
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,778	2,903	-	2,818	46	58
Construction	154	154	-	169	-	7
Home equities	1,904	2,045	-	1,946	39	16
Consumer and other	-	-	-	-	-	-
Total impaired loans	$9,523	$11,195	$-	$9,785	$178	$163

	At June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$311	$339	$94	$326	$11	$1
Residential real estate:
Residential	460	484	38	463	12	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,568	6,769	511	6,624	148	-
Construction	8,975	8,975	734	8,975	120	113
Home equities	-	-	-	-	-	-
Consumer and other	24	28	24	24	-	1
Total impaired loans	$16,338	$16,595	$1,401	$16,412	$291	$115

	At June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,936	$4,111	$94	$3,042	$83	$51
Residential real estate:
Residential	2,522	2,805	38	2,599	33	32
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	9,346	9,672	511	9,442	194	58
Construction	9,129	9,129	734	9,144	120	120
Home equities	1,904	2,045	-	1,946	39	16
Consumer and other	24	28	24	24	-	1
Total impaired loans	$25,861	$27,790	$1,401	$26,197	$469	$278

	At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,023	$1,917	$-	$1,704	$92	$28
Residential real estate:
Residential	2,415	2,594	-	2,456	46	83
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,336	2,469	-	2,449	134	32
Construction	187	187	-	218	-	13
Home equities	1,785	1,892	-	1,828	62	33
Consumer and other	-	-	-	-	-	-
Total impaired loans	$7,746	$9,059	$-	$8,655	$334	$189

	At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$1,240	$1,431	$372	$1,279	$79	$12
Residential real estate:
Residential	196	196	28	196	6	3
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,689	6,819	643	6,755	156	129
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer and other	34	59	34	37	3	2
Total impaired loans	$8,159	$8,505	$1,077	$8,267	$244	$146

	At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,263	$3,348	$372	$2,983	$171	$40
Residential real estate:
Residential	2,611	2,790	28	2,652	52	86
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	9,025	9,288	643	9,204	290	161
Construction	187	187	-	218	-	13
Home equities	1,785	1,892	-	1,828	62	33
Consumer and other	34	59	34	37	3	2
Total impaired loans	$15,905	$17,564	$1,077	$16,922	$578	$335

Troubled debt restructurings

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	June 30, 2018
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$749	$289	$460	$56
Residential real estate:
Residential	1,627	262	1,365	3
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	4,330	3,719	611	146
Construction	154	-	154	-
Home equities	782	127	655	-
Consumer and other	24	-	24	24
Total TDR loans	$7,666	$4,397	$3,269	$229

	December 31, 2017
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$734	$220	$514	$8
Residential real estate:
Residential	1,656	271	1,385	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,854	3,767	87	236
Construction	187	-	187	-
Home equities	794	128	666	-
Consumer and other	25	-	25	24
Total TDR loans	$7,250	$4,386	$2,864	$268

Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective interest rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of June 30, 2018, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

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

The following tables show the data for TDR activity by the type of concession granted to the borrower for the three month and six month periods ended June 30, 2018 and 2017:

	Three months ended June 30, 2018			Three months ended June 30, 2017
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Term-out line of credit	1	$29	$29	-	$-	$-
Combination of concessions	1	63	63	-	-	-
Residential Real Estate & Construction	-	-	-	-	-	-
Commercial Real Estate & Construction:
Extension of maturity	-	-	-	1	20	20
Combination of concessions	1	154	154	-	-	-
Home Equities	-	-	-	-	-	-
Deferral of principal	1	100	100	-	-	-
Consumer and other loans	-	-	-	-	-	-

	Six months ended June 30, 2018			Six months ended June 30, 2017
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Term-out line of credit	1	$29	$29	1	$180	$180
Combination of concessions	1	63	63	-	-	-
Residential Real Estate & Construction:	-	-	-	-	-	-
Commercial Real Estate & Construction:
Extension of maturity	1	181	181	3	5,073	5,073
Combination of concessions	1	154	154	-	-	-
Home Equities:
Deferral of principal	1	100	100	-	-	-
Extension of maturity and
interest rate reduction	-	-	-	1	20	20
Consumer and other loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off.  A loan is considered in default when the loan is 90 days past due.  There were no loans which were classified as TDRs during the previous 12 months which defaulted during the three or six month periods ended June 30, 2018 and 2017.

5. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three and six month periods ended June 30, 2018, the Company had an average of 123,035 and 127,156 dilutive shares outstanding, respectively.  The Company had an average of 116,374 and 119,928 dilutive shares outstanding for the three and six months periods ended June 30, 2017, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share.  There were no anti-dilutive shares for the three month period ended June 30, 2018. For the six month period ended June 30, 2018, there was an average of 28,660 potentially anti-dilutive shares outstanding, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.  For the three and six month periods ended June 30, 2017, there was an average of 23,020 and 24,005 potentially anti-dilutive shares outstanding.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and six month periods ended June 30, 2018 and 2017:

	Balance at March 31, 2018	Net Change	Balance at June 30, 2018
	(in thousands)
Net unrealized loss on investment securities	$(2,409)	$(684)	$(3,093)
Net defined benefit pension plan adjustments	(2,326)	36	(2,290)
Total	$(4,735)	$(648)	$(5,383)

	Balance at March 31, 2017	Net Change	Balance at June 30, 2017
	(in thousands)
Net unrealized (loss) gain on investment securities	$(178)	$3	$(175)
Net defined benefit pension plan adjustments	(1,996)	31	(1,965)
Total	$(2,174)	$34	$(2,140)

	Balance at December 31, 2017	Net Change	Balance at June 30, 2018
	(in thousands)
Net unrealized loss on investment securities	$(1,049)	$(2,044)	$(3,093)
Net defined benefit pension plan adjustments	(2,368)	78	(2,290)
Total	$(3,417)	$(1,966)	$(5,383)

	Balance at December 31, 2016	Net Change	Balance at June 30, 2017
	(in thousands)
Net unrealized (loss) gain on investment securities	$(365)	$190	$(175)
Net defined benefit pension plan adjustments	(2,059)	94	(1,965)
Total	$(2,424)	$284	$(2,140)

	Three months ended June 30, 2018			Three months ended June 30, 2017
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized (loss) gain on investment
securities:
Unrealized (loss) gain on investment
securities	$(921)	$237	$(684)	$7	$(4)	$3

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains
Amortization of prior service cost (a)	$8	$(3)	$5	$8	$(3)	$5
Amortization of actuarial loss (a)	42	(11)	31	43	(17)	26
Net change	50	(14)	36	51	(20)	31

Other Comprehensive (Loss) Income	$(871)	$223	$(648)	$58	$(24)	$34

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

	Six months ended June 30, 2018			Six months ended June 30, 2017
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit (b)	Net-of-Tax Amount
Unrealized (loss) gain on investment
securities:
Unrealized (loss) gain on investment
securities	$(2,759)	$715	$(2,044)	$303	$(113)	$190

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains
Amortization of prior service cost (a)	$16	$(5)	$11	$16	$(1)	$15
Amortization of actuarial loss (a)	84	(17)	67	86	(7)	79
Net change	100	(22)	78	102	(8)	94

Other Comprehensive (Loss) Income	$(2,659)	$693	$(1,966)	$405	$(121)	$284

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”
(b)	Tax benefit includes impact of re-valuation of deferred tax asset due to increase in marginal federal income tax rate from 34% to 35%.

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities.  The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2018 and 2017.

	Three months ended June 30, 2018
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$12,225	$(29)	$12,196
Provision for loan losses	659	-	659
Net interest income (expense) after
provision for loan losses	11,566	(29)	11,537
Non-interest income	1,687	-	1,687
Insurance service and fees	164	1,788	1,952
Amortization expense	-	28	28
Non-interest expense	8,624	1,581	10,205
Income before income taxes	4,793	150	4,943
Income tax provision	1,105	47	1,152
Net income	$3,688	$103	$3,791

	Three months ended June 30, 2017
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$10,144	$(26)	$10,118
Provision for loan losses	410	-	410
Net interest income (expense) after
provision for loan losses	9,734	(26)	9,708
Non-interest income	1,177	-	1,177
Insurance service and fees	96	1,816	1,912
Amortization expense	-	28	28
Non-interest expense	7,874	1,415	9,289
Income before income taxes	3,133	347	3,480
Income tax provision	729	133	862
Net income	$2,404	$214	$2,618

	Six months ended June 30, 2018
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$23,704	$(56)	$23,648
Provision for loan losses	1,426	-	1,426
Net interest income (expense) after
provision for loan losses	22,278	(56)	22,222
Non-interest income	3,508	-	3,508
Insurance service and fees	301	3,616	3,917
Amortization expense	-	56	56
Non-interest expense	17,189	3,159	20,348
Income before income taxes	8,898	345	9,243
Income tax provision	2,043	90	2,133
Net income	$6,855	$255	$7,110

	Six months ended June 30, 2017
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$19,814	$(52)	$19,762
Provision for loan losses	(25)	-	(25)
Net interest income (expense) after
provision for loan losses	19,839	(52)	19,787
Non-interest income	2,531	-	2,531
Insurance service and fees	205	3,875	4,080
Amortization expense	-	56	56
Non-interest expense	15,521	2,795	18,316
Income before income taxes	7,054	972	8,026
Income tax provision	1,888	374	2,262
Net income	$5,166	$598	$5,764

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

	June 30,	December 31,
	2018	2017
	(in thousands)

Commitments to extend credit	$264,802	$247,540
Standby letters of credit	3,549	3,115
Total	$268,351	$250,655

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer.  The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets.  Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank.  The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first six months of 2018 or during 2017.

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

The Bank did not make a contribution to the defined benefit pension plan during the first six months of 2018.

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and six month periods ended June 30, 2018 and 2017:

	Three months ended June 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2018	2017	2018	2017

Service cost	$-	$-	$47	$42
Interest cost	51	54	34	34
Expected return on plan assets	(78)	(68)	-	-
Amortization of prior service cost	-	-	8	8
Amortization of the net loss	21	23	21	20
Net periodic cost (benefit)	$(6)	$9	$110	$104

	Six months ended June 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2018	2017	2018	2017

Service cost	$-	$-	$94	$84
Interest cost	102	108	68	68
Expected return on plan assets	(156)	(137)	-	-
Amortization of prior service cost	-	-	16	16
Amortization of the net loss	42	46	42	40
Net periodic cost (benefit)	$(12)	$17	$220	$208

The components of net periodic benefit cost other than the service cost component are included in the line item “other expense” in the income statement.

10.  INCOME TAXES

In the second quarter of 2017, the Company recognized the impact of its investment in a partnership that incurred expenses related to the rehabilitation of a certified historic structure located in New York State after a historic structure was placed in service.  At the time a historic structure is placed in service, the Bank is eligible for a federal and New York State tax credit.  The Company’s accounting policies related to these investments and the resulting tax credits is detailed in Note 1 to the audited Consolidated Financial Statements on Form 10-K for the year ended December 31, 2017.  There were no historic structures placed in service related to any of the Company’s investments in 2018 and thus there was no impact to the financial statements for the three and six month periods ended June 30, 2018.  The impact for the three and six month periods ended June 30, 2017 was a loss on the investment of $0.9 million, the recording of the New York State tax credit of $0.6 million in non-interest income, and a benefit in income tax expense line of $0.2 million.

11.  REVENUE RECOGNITION OF NON-INTEREST INCOME

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

A disaggregation of the total insurance service and other fees for the three and six month periods ended June 30, 2018 and 2017 is provided in the tables below:

	Three months ended June 30,
	2018	2017
Commercial property and casualty insurance commissions	613	572
Personal property and casualty insurance commissions	735	771
Employee benefits sales commissions	177	146
Profit sharing and contingent revenue	145	176
Wealth management and other financial services	168	97
Insurance claims services revenue	96	129
Other insurance-related revenue	18	21
Total insurance service and other fees	1,952	1,912

	Six months ended June 30,
	2018	2017
Commercial property and casualty insurance commissions	1,335	1,244
Personal property and casualty insurance commissions	1,332	1,385
Employee benefits sales commissions	423	198
Profit sharing and contingent revenue	304	749
Wealth management and other financial services	311	211
Insurance claims services revenue	169	249
Other insurance-related revenue	43	44
Total insurance service and other fees	3,917	4,080

12.  RECENT ACCOUNTING PRONOUNCEMENTS

Note 1 contains details on the impact of accounting pronouncements adopted in the six-month period ended June 30, 2018.  The following proposed standards will be adopted in future periods:

ASU 2016-02, Leases.  The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to meet that objective.  The main difference between previous GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  Under this new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  Information about the Company’s operating lease obligations is disclosed in Note 16 to the Company’s Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2017.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact of the standard on its financial reporting.

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

13. SUBSEQUENT EVENTS

TEA purchased the business of Richardson and Stout Insurance (“R&S”) on July 1, 2018 in what will be accounted for as a business combination for $5 million.  R&S was an insurance agency in Wellsville, NY that offered personal and commercial property and casualty insurance agency services.  The purchase agreement included an additional $1.5 million in cash and stock compensation to be paid by TEA should the former R&S owners remain employees of TEA through July 1, 2021.  The $0.6 million in stock compensation will be made through an issuance of the Company’s stock based on the share price as of the close of business on June 29, 2018 of $46.10.  The impact of the purchase on the Company’s financial statements will be included on the Consolidated Balance Sheet as of September 30, 2018 and in the results reported in the Consolidated Statement of Income for the three-month period ended September 30, 2018 in next quarter’s Form 10-Q.

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

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is performed annually as of December 31st.  No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its carrying value.  There were no triggering events in the six month period ended June  30, 2018 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total loans grew to $1.13 billion at June 30, 2018, a $16 million or 1% increase from total loans of $1.11 billion at March 31, 2018 and a  $61 million or 6% increase from $1.07 billion at December 31, 2017.

Loans secured by real estate were $884 million at June 30, 2018, reflecting a $22 million or 3% increase from $862 million at March 31, 2018 and a $54 million or 6% increase from $830 million at December 31, 2017.  Commercial real estate loans, including construction loans, were $668 million at June 30, 2018, $16 million higher than the $652 million balance at the end of the first quarter of 2018 and $41 million higher than the balance of $627 million at the end of 2017.  Commercial real estate is the largest part of the Company’s loan portfolio and has historically been the highest growth segment of the portfolio.  The market for commercial real estate in the Company’s footprint in Western New York has been strong over the past two years.  The demand, along with the Company’s proven track record in commercial real estate lending, led to strong growth at an annualized rate of 10% in the second quarter of 2018.

In the second quarter of 2018, residential mortgage originations were  $9 million compared with the previous quarter’s originations of $12 million and $6 million in the 2017 second quarter.  The Company originated $21 million in residential mortgages in the first six months of 2018, compared with $17 million in the first six months of 2017.  There were no loans sold in the first two quarters of 2018, compared with 39% of originated residential mortgage loans sold in the second quarter of 2017 and 31% of originated residential mortgage loans sold in the first six months of 2017. Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio.  The C&I portfolio was $239 million at June 30, 2018, representing a $6 million or 2% decrease from $245 million at March 31, 2018, but  $7 million or 3%  higher than the $232 million balance at December 31, 2017.  C&I loan growth was impacted by the Company’s concerted effort to exit leveraged syndicated national credits (“SNC”).  As these loans come up for renewal the Company has chosen not to participate. Leveraged SNC balances were $2 million at June 30, 2018, compared with $9 million at March 31, 2018 and $12 million at December 31, 2017.  The Company does not plan to originate any new loans in the leveraged SNC portfolio in the foreseeable future.

Credit Quality of Loan Portfolio

Total non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $23 million, or 2.06% of total loans outstanding at June 30, 2018, compared with $15 million, or 1.33% of total loans outstanding, as of March 31, 2018 and $14 million, or 1.29% of total loans outstanding, as of December 31, 2017.  The $8 million increase in non-performing loans in the second quarter of 2018 is due to a single commercial construction loan of $9 million that was downgraded to nonaccrual status after it exceeded its original maturity date and the Bank did not agree to an extension.  Based on management’s analysis and a current valuation of the loan’s collateral, management considers the loan to be adequately reserved.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $40 million at June 30, 2018, a $2 million increase from $38 million at March 31, 2018 and $10 million higher than the $30 million in criticized loans at December 31, 2017.  The increase in criticized loans in the second quarter of 2018 reflected the aforementioned downgrade of a $9 million commercial construction loan to substandard, partially offset by a $5 million decrease in criticized C&I loans and a  $1 million decrease in criticized commercial real estate loans.  There were several upgrades in the C&I portfolio in the second quarter of 2018 after the Company received updated financial information from several borrowers that demonstrated improved operating performance that justified upgrades to watch or pass status.  The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time.  As noted in Note 4 to the Company’s Unaudited Financial Statements included in Part I of this Quarterly Report on Form 10-Q, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio.  The allowance for loan losses totaled $15.2 million or 1.35% of total loans outstanding at June 30, 2018, compared with $14.7 million or 1.32% of total loans outstanding as of March 31, 2018 and $14.0 million or 1.32% of total loans outstanding at December 31, 2017.  The Company recorded $0.7 million in provision for loan losses in the second quarter of 2018, reflecting the specific reserve for the $9 million non-performing loan downgraded in the quarter.  Net charge-offs were $0.1 million in the second quarter of 2018, or 0.04% of average net loans, compared with a net charge-off ratio of 0.03% and (0.08)% in the first quarter of 2018 and second quarter of 2017, respectively.

Investing Activities

Total securities decreased to $149 million at June 30, 2018 from $164 million at March 31, 2018 and $150 million at December 31, 2017.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $3 million at June 30, 2018, compared with  $9 million at March 31, 2018 and $8 million at December 31, 2017.  Seasonal municipal deposit inflows in the first quarter of 2018 required collateralization, resulting in the increased investment securities and interest-bearing deposits at other banks at the end of the first quarter.  Average investment securities and interest-bearing cash were 13% of average interest-earning assets in the second quarter of 2018,  unchanged from the first three months of 2018.

The Company’s highest concentration in its debt securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities at 56% of total debt securities at June 30, 2018, compared with 53% at March 31, 2018 and 58% at December 31, 2017.  The concentration in tax-advantaged debt securities issued by state and political subdivisions and U.S. government-sponsored agency bonds was 19% and 25%, respectively, of the total debt securities portfolio at June 30, 2018, compared with 19% and 22% at March 31, 2018 and 23% and 19% at December 31, 2017.  The Company also held a short-term U.S. Treasury bond for $10 million, or 6% of total outstanding debt securities, as of March 31, 2018 for purposes of collateralizing seasonal municipal deposits.

The total net unrealized loss position of the available-for-sale investment portfolio was $4.2 million at June 30, 2018, compared with $3.3 million at March 31, 2018 and $1.4 million at December 31, 2017.  The securities in an unrealized loss position at the end of the second quarter of 2018 reflect an increase in market interest rates rather than any credit concerns.  Management believes that the credit quality of the securities portfolio as a whole is strong.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  The Company has no exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at June 30, 2018 were $1.18 billion, a $48 million or 4% increase from $1.13 billion at March 31, 2018 and a $131 million or 12% increase from $1.05 billion at December 31, 2017.  The growth in the first six months of 2018 reflected growth in savings deposits of $60 million, time deposits of $55 million, NOW deposits (interest-bearing checking accounts) of $12 million, and demand deposits (non-interest-bearing checking accounts) of $5 million.  Due to the transactional nature of demand deposits, average balances are a useful metric to meaningfully measure sustained growth rates.  Average demand deposits were $240 million in the second quarter of 2018, a 7% increase from $223 million in the first quarter of 2018 and 17% higher than the $205 million average balance in the second quarter of 2017.  Most of the Company’s demand deposit growth over the past twelve months has been with commercial customers.

The Company’s core deposit strategy centers on targeting business customers.  Commercial savings deposits increased $42 million during the first six months of 2018 while commercial demand deposits increased $2 million over the same time period.  The Company’s government banking initiative that began in 2017 in an effort to support the Bank’s funding needs continued to be successful in the first half of 2018.  Municipal deposits grew $64 million, including $51 million in savings deposits, $11 million in NOW deposits, and $2 million in demand deposits.

Consumer savings deposit growth has been challenging as consumer preferences move toward term products with higher rates and local market competition has stiffened.  Consumer savings deposits declined $34 million in the first six months of 2018, including $14 million during the second quarter of 2018.  The growth product for consumer deposits continues to be time deposits, which grew $36 million during the first half of 2018.  The Company supplemented its core deposit portfolio with $19 million of brokered time deposits growth in the second quarter of 2018.  The Company previously did not have any brokered time deposits and has now expanded its funding strategy to include brokered time deposits as the Bank seeks to manage core funding pricing along with interest rate risk.

The Company had $10 million in other borrowings at June 30, 2018.  This represents a  single $10 million long-term advance with the Federal Home Loan Bank of New York (“FHLBNY”) scheduled to mature in 2020.  Other borrowings were $62 million at March 31, 2018 and $88 million at December 31, 2017.  The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk.

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

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,098,391	$13,199	4.82%	$941,446	$10,646	4.54%
Taxable securities	124,947	863	2.77%	92,606	563	2.44%
Tax-exempt securities	30,142	170	2.26%	35,086	210	2.40%
Interest bearing deposits at banks	4,013	15	1.50%	16,840	43	1.02%

Total interest-earning assets	1,257,493	$14,247	4.54%	1,085,978	$11,462	4.23%

Non interest-earning assets:

Cash and due from banks	13,643			13,545
Premises and equipment, net	10,420			11,021
Other assets	57,050			46,744

Total Assets	$1,338,606			$1,157,288

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$120,510	$78	0.26%	$97,422	$54	0.22%
Savings	576,197	850	0.59%	540,995	650	0.48%
Time deposits	214,410	831	1.55%	152,112	486	1.28%
Other borrowed funds	32,546	157	1.93%	10,329	44	1.71%
Junior subordinated debentures	11,330	132	4.67%	11,330	104	3.68%
Securities sold U/A to repurchase	7,041	3	0.17%	11,154	6	0.22%

Total interest-bearing liabilities	962,034	$2,051	0.86%	823,342	$1,344	0.65%

Noninterest-bearing liabilities:
Demand deposits	239,546			205,361
Other	14,614			13,860
Total liabilities	$1,216,194			$1,042,563

Stockholders' equity	122,412			114,725

Total Liabilities and Equity	$1,338,606			$1,157,288

Net interest earnings		$12,196			$10,118

Net interest margin			3.89%			3.74%

Interest rate spread			3.68%			3.58%

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,082,922	$25,562	4.76%	$933,067	$20,892	4.52%
Taxable securities	126,765	1,660	2.64%	81,650	999	2.47%
Tax-exempt securities	31,134	366	2.37%	35,760	434	2.45%
Interest bearing deposits at banks	3,366	25	1.50%	11,425	55	0.97%

Total interest-earning assets	1,244,187	$27,613	4.48%	1,061,902	$22,380	4.25%

Non interest-earning assets:

Cash and due from banks	13,904			13,143
Premises and equipment, net	10,490			11,126
Other assets	56,486			46,743

Total Assets	$1,325,067			$1,132,914

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$117,406	$154	0.26%	$95,761	$105	0.22%
Regular savings	564,437	1,594	0.57%	525,874	1,260	0.48%
Time deposits	204,372	1,509	1.49%	148,512	941	1.28%
Other borrowed funds	51,785	450	1.75%	12,910	97	1.52%
Junior subordinated debentures	11,330	250	4.45%	11,330	204	3.63%
Securities sold U/A to repurchase	8,675	8	0.19%	11,524	11	0.19%

Total interest-bearing liabilities	958,005	$3,965	0.83%	805,911	$2,618	0.66%

Noninterest-bearing liabilities:
Demand deposits	231,406			200,890
Other	14,886			14,453
Total liabilities	$1,204,297			$1,021,254

Stockholders' equity	120,770			111,660

Total Liabilities and Equity	$1,325,067			$1,132,914

Net interest earnings		$23,648			$19,762

Net interest margin			3.83%			3.75%

Interest rate spread			3.65%			3.59%

Net Income

Net income was $3.8 million, or $0.77 per diluted share, in the second quarter of 2018, compared with $3.3 million, or $0.68 per diluted share, in the first quarter of 2018 and $2.6 million, or $0.54 per diluted share, in the prior year’s second quarter.  The increase over both comparative periods primarily reflects higher net interest income due to loan growth and a wider net interest margin, and a lower effective tax rate related to federal income tax reform.  Return on average equity was 12.39% for the second quarter of 2018 compared with 11.15% in the first quarter of 2018 and 9.13% in the second quarter of 2017.

The Company had net income of $7.1 million, or $1.44 per diluted share, in the first six months of 2018, a 23% increase from $5.8 million, or $1.20 per diluted share, in the comparable period of 2017.  Return on average equity improved from 10.32% in the first half of 2017 to 11.77% in the six month period ended June 30, 2018.

Other Results of Operations – Quarterly Comparison

Net interest income increased $0.7 million, or 7%, from the first quarter of 2018 and $2.1 million, or 21%, from the prior-year second quarter to $12.2 million in the second quarter of 2018.  The strong growth of average commercial loans and a higher net interest margin were the primary drivers of the improvement in net interest income in the second quarter of 2018 when compared with both comparative periods.    Average commercial loans, including both commercial real estate and C&I loans, were $898 million in the 2018 second quarter, 3% higher than $872 million in the trailing first quarter, and 18% higher than $763 million in the 2017 second quarter.

The 2018 second quarter net interest margin of 3.89% increased 12 basis points from 3.77%  in the 2018 first quarter, and 15 basis points from 3.74% in the second quarter of 2017.  The margin improvement from the prior year quarter stems from increased yields on interest-earning assets, somewhat offset by higher funding cost.  Loan yields benefited from variable loan re-pricing as the Federal Reserve increased its target rate by 125 basis points from March 2017 through June 2018.  The increase in short-term interest rates, along with a very competitive deposit market resulted in increased funding cost during the quarter.  The cost of interest-bearing liabilities was 0.86% in the second quarter of 2018, compared with 0.81% in the first quarter of 2018 and 0.65% in the second quarter of 2017.  Funding costs have been impacted by a shift in deposit mix as consumers in low-cost legacy savings deposit products have migrated to higher-cost time deposits or to competitor financial institutions with higher rates.

The $0.7 million provision for loan loss for the second quarter of 2018 reflects the increase in non-performing loans in the quarter.  The decrease compared with the first quarter of 2018 provision for loan loss of $0.8 million is due to lower loan growth, including the $7 million payoff of a leveraged SNC loan.  The increase over the prior year second quarter provision for loan loss of $0.4 million reflects higher net charge-offs.  Net charge-offs were $0.1 million in the second quarter of 2018, compared with net recoveries of $0.2 million in last year’s second quarter.

Non-interest income was $3.6 million in the second quarter of 2018, a decrease from $3.8 million in the first quarter of 2018, but an increase from  $3.1 million in the prior year second quarter.  The decrease in non-interest income in the second quarter of 2018 compared with the first quarter of 2018 is mostly due to lower fair value adjustments to the Company’s mortgage servicing rights asset and equity securities. The increase in non-interest income in the second quarter of 2018 compared with the prior-year period is due to an increase in the fair value of the Company’s equity securities and the impact of a net reduction of noninterest income of $0.3 million during the second quarter of 2017 related to an investment in an historic rehabilitation tax credit.  There were no historic rehabilitation tax credit transactions during 2018.

Insurance revenue increased 2% during the second quarter of 2018 when compared with the prior year period due to higher commercial lines, employee benefits, and financial services revenues, offset by a reduction in personal lines and claims services revenue.

Non-interest expenses in the second quarter of 2018 increased 10% from the prior-year period, but less than 1% when compared with the first quarter of 2018, to $10.2 million.  Salaries and benefits costs were $6.5 million in the second quarter of 2018, a decrease of 2% from the first quarter of 2018 but 9% higher than last year’s second quarter.  The first quarter of 2018 included a one-time bonus paid to non-senior associates in recognition of their superior efforts.  The total cost of the bonus was $0.3 million.  The increase in salaries and benefits costs when compared with the prior year period reflects strategic personnel hires to support the Company’s continued growth.

Advertising expenses increased to $0.3 million in the second quarter of 2018, compared with $0.1 million in the first quarter of 2018, and $0.2 million in the prior-year period.  The increase in advertising expense is due to promotional campaigns for the Company’s deposit products.

FDIC insurance expense increased to $0.2 million in the second quarter of 2018, which was relatively flat compared with the first quarter of 2018, but represented an increase of $0.1 million when compared with the prior-year period.  The increase in FDIC insurance expense is a result of higher average assets from prior year as the Company continues to grow its loan portfolio.

The Company’s efficiency ratio in the second quarter of 2018 improved to 64.5% from 66.6% in the first quarter of 2018 and 68.9% in the prior year’s second quarter.  The improvement in the efficiency ratio reflects the Company’s significant net interest income growth and a strategic focus on expense management.

Income tax expense was $1.2 million, or an effective tax rate of 23.3%, for the second quarter of 2018, compared with $1.0 million, or 22.8%, in the first quarter of 2018 and $0.9 million, or 24.8%, in last year’s second quarter.  The effective tax rate for the second quarter of 2017 reflects the benefit of the previously noted tax credit investment transactions.  Excluding the impact of the historic tax credits, the effective tax rate for the second quarter of 2017 was 29.3%.  The lower effective rate in the second quarter of 2018 when compared with the prior year period reflects the benefit of federal tax reform, which decreased the Company’s marginal federal income tax rate from 35% to 21%.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $23.6 million for the first six months of 2018, a $3.9 million or 20% increase from the first six months of 2017. The increase in net interest income is attributable to a $182 million or 17% increase in average interest-earning assets and an 8 basis point increase in net interest margin. The increase in average interest-earning assets reflects average loan growth of $150 million or 16% to $1.1 billion during the first half of 2018. Most of the growth was in commercial loans, including $85 million in average commercial real estate loans and $52 million in average C&I loans.

The Company’s net interest margin increased 8 basis points from 3.75% in the first six months of 2017 to 3.83% in the first six months of 2018.   The yield on average interest-earning assets increased 23 basis points from 4.25% to 4.48%. Average loan yields increased 24 basis points from 4.52% to 4.76%, reflecting the benefit of variable loan re-pricing as short-term interest rates rise.  The cost of interest-bearing liabilities was 0.83%, or 17 basis points higher in the first six months of 2018 when compared with the first six months of 2017.  In reaction to the competitive deposit market the Company has increased promotional pricing on certain deposit products, primarily time deposits.  The rate paid on average time deposits increased from 1.28% in the first half of 2017 to 1.49% during the first six months of 2018.  The higher overall cost of interest-bearing liabilities also reflects a shift in the Company’s funding mix.  Low-cost consumer savings deposits declined as the average balance of higher cost time deposits and other wholesale borrowings increased.  Average time deposits and other borrowings were 21% and 5%, respectively, of total interest-bearing liabilities in the six-month period ended June 30, 2018, compared with 18% and 2%, respectively, in the first six months of 2017.

The Company recorded $1.4 million in provision for loan losses in the six month period ended June 30, 2018, compared with a release of under $0.1 million in allowance for loan losses in the six-month period ended June 30, 2017.   The increase in provision for loan losses during the first six months of 2018 compared with the prior year period reflects strong loan growth, higher qualitative loss factors to account for credit trends such as a higher ratio of non-performing loans to total loans and an increase in specific reserves for impaired loans.  The release in the first six months of 2017 was attributable to a sustained period of low charge-offs impacting historical loss rates in the reserve calculation and net recoveries of $0.3 million.

Non-interest income for the first six months of 2018 increased $0.8 million from the prior year period to $7.4 million. The increase was a result of higher deposit service charges of $0.2 million, a $0.2 million increase in the Company’s investment in the equity securities of another financial institution, an increase in interchange fee income of $0.2 million, and a lower reduction of income related to historic tax credit transactions.  The net impact of historic tax credit investments on non-interest income in the first half of 2017 was a reduction in income of $0.3 million while there was no reduction in 2018.  Those increases in non-interest income were partially offset by a $0.2 million decrease in insurance service and fee revenue.  The decrease in insurance service and fee revenue during the first six months of 2018 when compared with prior year period was primarily due to a reduction in profit sharing revenue somewhat offset by higher employee benefits revenue.

Total non-interest expense increased to $20.4 million in the first six months of 2018, 11% higher than the six-month period ended June 30, 2017. The increase was mostly attributable to an increase in salaries and employee benefits costs. Salaries and employee benefits costs were $13.1 million for the first six months of 2018, a $1.5 million or 13% increase from $11.6 million in the prior year period. The year-over-year increase in salary and benefits expense reflects strategic personnel hires to support the Company’s growth.    Technology and communications expenses increased $0.2 million to $1.6 million, reflecting additional expense related to the full year impact of the Company’s new online banking platform which converted in the second quarter of 2017.

The Company’s efficiency ratio for the first six months of 2018 was 65.5%, compared with 68.7% during the prior-year period. The improvement in the ratio reflects the increase in net interest income and non-interest income,  partially offset by the increase in non-interest expenses.

The Company recorded income tax expense of $2.1 million for the six-month period ended June 30, 2018, compared with $2.3 million in the first six months of 2017.   The effective tax rate for the first six months of 2018 was 23.1%, compared with 28.1% in the comparable 2017 period. The effective tax rate for the first six months of 2017 reflects the benefit of historic tax credit investment transactions.  Excluding the impact of the historic tax credit transactions, the effective tax rate was 30.1% for the six-month period ended June 30, 2017.  The lower effective rate for the first six months of 2018 reflects the benefit of federal tax reform.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 9.94% at June 30, 2018, compared with 9.81% at March 31, 2018 and 10.11% at December 31, 2017.  Book value per share increased to $25.63 at June 30, 2018, compared with $24.96 at March 31, 2018, and $24.74 at December 31, 2017.

On February 20, 2018, the Company declared a cash dividend of $0.46 per share on the Company’s outstanding common stock.  The dividend was paid on April 3, 2018.  This semi-annual dividend represented a $0.06, or 15%, increase from the previous semi-annual dividend paid in October 2017.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  The Company uses the Federal Home Loan Bank of New York as its primary source of overnight funds and also has one long-term advance with FHLBNY.  The Company had $10 million in borrowed funds at FHLBNY at June 30, 2018, compared with  $62 million and $88 million at March 31, 2018 and December 31, 2017, respectively.  The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements.    As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Advances of up to $313 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  An amount equal to 25% of the Bank’s total assets could be borrowed through the advance programs under certain qualifying circumstances.  The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At June 30, 2018, approximately 8% of the Bank’s securities had contractual maturity dates of one year or less and approximately 24% had maturity dates of five years or less.  Additionally, mortgage-backed securities, which comprised 56% of the investment portfolio at June 30, 2018, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases.  In the Company’s internal stress test at June 30, 2018, the Company had net short-term liquidity of $257 million as compared with $237 million at December 31, 2017.  Available assets of $149 million, divided by public and purchased funds of $261 million, resulted in a long-term liquidity ratio of 57% at June 30, 2018, compared with 49% at December 31, 2017.

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
	(in thousands)

	June 30, 2018	December 31, 2017
Changes in interest rates

+200 basis points	$1,232	$1,907
+100 basis points	2,723	2,927

-100 basis points	(3,017)	(3,268)
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of June 30, 2018 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2018  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2018, the Company purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
April 2018:
April 1, 2018 - April 30, 2018	-	$-	-	100,000
May 2018:
May 1, 2018 - May 31, 2018	2,648	$46.98	-	100,000
June 2018:
June 1, 2018 - June 30, 2018	636	$45.90	-	100,000

Total:	3,284	$46.77	-	100,000

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

(2)

On October 17, 2017, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock (the “2017 Repurchases Program”). The 2017 Repurchase Program expires 24 months after its adoption and may be suspended or discontinued by the Board of Directors at any time. The maximum number of shares that may be purchased under the 2017 Repurchase Program as of June 30, 2018 was 100,000.

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – June 30, 2018 and December 31, 2017; (ii) Unaudited Consolidated Statements of Income – Three months ended June 30, 2018 and 2017; (iii) Unaudited Consolidated Statements of Income – Six months ended June 30, 2018 and 2017; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended June 30, 2018 and 2017; (v) Unaudited Statements of Consolidated Comprehensive Income – Six months ended June 30, 2018 and 2017; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Six months ended June 30, 2018 and 2017; (vii) Unaudited Consolidated Statements of Cash Flows – Six months ended June 30, 2018 and 2017; and (vii) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              Evans Bancorp, Inc.

DATE

August 1, 2018

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

August 1, 2018

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer)