Form 10-Q
period 2018-09-30
EVANS BANCORP INC
filed 2018-11-01
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 4,830,825 shares as of October 30, 2018

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$12,621	$13,751
Interest-bearing deposits at banks	15,501	7,579
Securities:
Available for sale, at fair value (amortized cost: $141,714 at September 30, 2018;	136,539	143,818
$145,232 at December 31, 2017)
Held to maturity, at amortized cost (fair value: $1,338 at September 30, 2018;	1,370	5,334
$5,261 at December 31, 2017)
Equity securities, at fair value at September 30, 2018; at cost at December 31, 2017	-	580
Federal Home Loan Bank common stock, at cost	1,475	4,863
Federal Reserve Bank common stock, at cost	1,929	1,916
Loans held for sale	1,283	-
Loans, net of allowance for loan losses of $15,213 at September 30, 2018
and $14,019 at December 31, 2017	1,139,070	1,051,296
Properties and equipment, net of accumulated depreciation of $19,102 at September 30, 2018
and $18,255 at December 31, 2017	10,449	10,564
Goodwill and intangible assets	13,104	8,553
Bank-owned life insurance	28,237	27,729
Other assets	19,345	19,650

TOTAL ASSETS	$1,380,923	$1,295,633

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$236,079	$219,664
NOW	110,768	109,378
Savings	574,262	535,730
Time	294,514	186,457
Total deposits	1,215,623	1,051,229

Securities sold under agreement to repurchase	2,979	9,289
Other borrowings	10,000	88,250
Other liabilities	15,331	17,193
Junior subordinated debentures	11,330	11,330
Total liabilities	1,255,263	1,177,291

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,829,577 and 4,783,562 shares issued at September 30, 2018 and December 31, 2017, respectively, and 4,827,701 and 4,782,505 outstanding at September 30, 2018
and December 31, 2017, respectively	2,417	2,394
Capital surplus	60,422	59,444
Treasury stock, at cost, 1,876 and 1,057 shares at September 30, 2018 and
December 31, 2017, respectively	-	-
Retained earnings	68,902	59,921
Accumulated other comprehensive loss, net of tax	(6,081)	(3,417)
Total stockholders' equity	125,660	118,342

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,380,923	$1,295,633

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share amounts)
	Three Months Ended September 30,
	2018	2017
INTEREST INCOME
Loans	$13,676	$11,659
Interest-bearing deposits at banks	63	7
Securities:
Taxable	805	706
Non-taxable	146	202
Total interest income	14,690	12,574
INTEREST EXPENSE
Deposits	2,412	1,252
Other borrowings	51	116
Junior subordinated debentures	141	111
Total interest expense	2,604	1,479
NET INTEREST INCOME	12,086	11,095
PROVISION FOR LOAN LOSSES	252	161
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,834	10,934
NON-INTEREST INCOME
Deposit service charges	571	448
Insurance service and fees	3,215	2,169
Loss on sale of equity securities	(98)	-
Gain on loans sold	6	61
Bank-owned life insurance	165	128
Loss on tax credit investment	(165)	(1,338)
Refundable state historic tax credit	150	972
Interchange fee income	413	379
Other	507	546
Total non-interest income	4,764	3,365
NON-INTEREST EXPENSE
Salaries and employee benefits	7,090	6,271
Occupancy	795	805
Advertising and public relations	258	311
Professional services	588	514
Technology and communications	874	730
Amortization of intangibles	112	28
FDIC insurance	295	195
Other	1,445	982
Total non-interest expense	11,457	9,836
INCOME BEFORE INCOME TAXES	5,141	4,463
INCOME TAX PROVISION	346	740
NET INCOME	$4,795	$3,723

Net income per common share-basic	$0.99	$0.78
Net income per common share-diluted	$0.97	$0.76
Cash dividends per common share	$0.46	$0.40
Weighted average number of common shares outstanding	4,824,318	4,774,602
Weighted average number of diluted shares outstanding	4,940,822	4,896,967

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share amounts)
	Nine Months Ended September 30,
	2018	2017
INTEREST INCOME
Loans	$39,238	$32,551
Interest-bearing deposits at banks	88	62
Securities:
Taxable	2,465	1,705
Non-taxable	512	636
Total interest income	42,303	34,954
INTEREST EXPENSE
Deposits	5,669	3,558
Other borrowings	509	224
Junior subordinated debentures	391	315
Total interest expense	6,569	4,097
NET INTEREST INCOME	35,734	30,857
PROVISION FOR LOAN LOSSES	1,678	136
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	34,056	30,721
NON-INTEREST INCOME
Deposit service charges	1,605	1,266
Insurance service and fees	7,132	6,249
Loss on sale of equity securities	(98)	-
Gain on loans sold	6	131
Bank-owned life insurance	514	400
Loss on tax credit investment	(165)	(2,257)
Refundable state historic tax credit	150	1,619
Interchange fee income	1,325	1,102
Other	1,720	1,466
Total non-interest income	12,189	9,976
NON-INTEREST EXPENSE
Salaries and employee benefits	20,192	17,876
Occupancy	2,280	2,355
Advertising and public relations	708	717
Professional services	1,867	1,666
Technology and communications	2,485	2,141
Amortization of intangibles	168	84
FDIC insurance	773	551
Other	3,388	2,818
Total non-interest expense	31,861	28,208
INCOME BEFORE INCOME TAXES	14,384	12,489
INCOME TAX PROVISION	2,479	3,002
NET INCOME	$11,905	$9,487

Net income per common share-basic	$2.48	$2.01
Net income per common share-diluted	$2.41	$1.96
Cash dividends per common share	$0.92	$0.80
Weighted average number of common shares outstanding	4,807,684	4,724,774
Weighted average number of diluted shares outstanding	4,933,485	4,845,664

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(in thousands)
	Three Months Ended September 30,
	2018		2017

NET INCOME		$4,795		$3,723

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities		(738)		(112)

Defined benefit pension plans:
Amortization of prior service cost	7		4
Amortization of actuarial loss	33		28

Total		40		32

OTHER COMPREHENSIVE LOSS, NET OF TAX		(698)		(80)

COMPREHENSIVE INCOME		$4,097		$3,643

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(in thousands)
	Nine Months Ended September 30,
	2018		2017

NET INCOME		$11,905		$9,487

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities		(2,782)		78

Defined benefit pension plans:
Amortization of prior service cost	18		19
Amortization of actuarial loss	100		107

Total		118		126

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX		(2,664)		204

COMPREHENSIVE INCOME		$9,241		$9,691

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2016	$2,153	$44,389	$52,630	$(2,424)	$-	$96,748
Net Income			9,487			9,487
Other comprehensive income				204		204
Cash dividends ($0.80 per common share)			(3,813)			(3,813)
Stock compensation expense		462				462
Reissued 741 restricted shares						-
Issued 440,000 shares in stock offering	220	13,922				14,142
Issued 13,936 restricted shares, net of forfeitures	9	(9)				-
Issued 3,253 shares under Dividend Reinvestment Plan	2	124				126
Issued 3,713 shares in Employee Stock Purchase Plan	2	124				126
Issued 10,001 shares in stock option exercises	5	140				145
Repurchased 9,218 shares in treasury stock					(342)	(342)
Reissued 13,300 shares in stock option exercises		(135)			342	207
Balance, September 30, 2017	$2,391	$59,017	$58,304	$(2,220)	$-	$117,492

Balance, December 31, 2017	$2,394	$59,444	$59,921	$(3,417)	$-	$118,342
Cumulative-effect adjustment due to change in accounting principle (See Note 1)			1,496			1,496
Net Income			11,905			11,905
Other comprehensive income				(2,664)		(2,664)
Cash dividends ($0.92 per common share)			(4,420)			(4,420)
Stock compensation expense		597				597
Reissued 1,057 restricted shares						-
Issued 14,940 restricted shares, net of forfeitures	8	(8)				-
Issued 3,205 shares under Dividend Reinvestment Plan	2	142				144
Issued 3,898 shares in Employee Stock Purchase Plan	2	151				153
Issued 22,096 shares in stock option exercises	11	96				107
Balance, September 30, 2018	$2,417	$60,422	$68,902	$(6,081)	$-	$125,660

See Notes to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(in thousands)
	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Interest received	$42,157	$34,568
Fees received	10,897	10,095
Interest paid	(6,221)	(4,062)
Cash paid to employees and vendors	(30,188)	(27,256)
Cash contributed to pension plan	-	(1,000)
Income taxes refund (paid)	475	(1,733)
Proceeds from sale of loans held for resale	409	9,793
Originations of loans held for resale	(1,686)	(9,483)

Net cash provided by operating activities	15,843	10,922

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(47,863)	(65,889)
Proceeds from maturities, calls, and payments	54,476	12,041
Held to maturity securities:
Purchases	(156)	(3,355)
Proceeds from maturities, calls, and payments	4,120	851
Cash paid for bank-owned life insurance	-	(1,300)
Proceeds from bank-owned life insurance claims	675	-
Additions to properties and equipment	(757)	(358)
Proceeds from equity securities sales	1,960	-
Purchase of tax credit investment	(3,877)	(2,380)
Insurance agency acquisitions	(5,000)	(275)
Net increase in loans	(90,665)	(54,724)

Net cash used in investing activities	(87,087)	(115,389)

FINANCING ACTIVITIES:
(Repayments) proceeds of short-term borrowings, net	(84,560)	4,621
Net increase in deposits	164,394	92,345
Dividends paid	(2,202)	(1,902)
Repurchase of treasury stock	-	(342)
Issuance of common stock	404	14,509
Reissuance of treasury stock	-	207

Net cash provided by financing activities	78,036	109,438

Net increase in cash and cash equivalents	6,792	4,971

CASH AND CASH EQUIVALENTS:
Beginning of period	21,330	13,084

End of period	$28,122	$18,055

See Notes to Unaudited Consolidated Financial Statements

(continued)

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(in thousands)
	Nine Months Ended September 30,
	2018	2017

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$11,905	$9,487

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,352	1,333
Deferred tax expense	414	830
Provision for loan losses	1,678	136
Loss on tax credit investment	165	2,257
Refundable state historic tax credit received (accrued)	2,101	(1,619)
Loss on sales of equity securities	98	-
Gain on loans sold	(6)	(131)
Change in fair value of equity securities	(245)	-
Stock compensation expense	597	462
Proceeds from sale of loans held for resale	409	9,793
Originations of loans held for resale	(1,686)	(9,483)
Cash contributed to pension plan	-	(1,000)
Changes in assets and liabilities affecting cash flow:
Other assets	(3,262)	(1,944)
Other liabilities	2,323	801

NET CASH PROVIDED BY OPERATING ACTIVITIES	$15,843	$10,922

See Notes to Unaudited Consolidated Financial Statements

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct, wholly-owned subsidiaries: (i) Evans Bank, National Association (the “Bank”), and the Bank’s subsidiaries, Evans National Leasing, Inc. (“ENL”), and Evans National Holding Corp. (“ENHC”); and (ii) Evans National Financial Services, LLC (“ENFS”), and ENFS’s subsidiary, The Evans Agency, LLC (“TEA”), and TEA’s subsidiaries, Frontier Claims Services, Inc. (“FCS”) and ENB Associates Inc. (“ENBA”), in the preparation of the accompanying interim unaudited consolidated financial statements conform with U.S. generally accepted accounting principles (“GAAP”) and with general practice within the industries in which it operates.  Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”

The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“10-K”).  The Company’s significant accounting policies are disclosed in Note 1 to the 10-K.

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

The Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2018-03 Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018 with a cumulative-effect adjustment to retained earnings.  This ASU requires equity securities to be measured at fair value with changes in the fair value recognized through net income.  As of December 31, 2017, the Company had an investment in the equity securities of another financial institution valued at the historical cost of $0.6 million.  The Company used the cost method of accounting because its ownership of the financial institution was less than 5% of the outstanding shares.  With the adoption of ASU 2016-01, the cost method is no longer an acceptable accounting principle.  On January 1, 2018 the Company recorded an increase in the value of the investment of $1.2 million based on observable prices obtained from orderly transactions between market participants through opening retained earnings.  While the financial institution is not publicly traded on a major stock exchange and is fairly illiquid, there is transaction activity that can be used by the Company to determine the fair value.  The Company recognized an increase in fair value of $0.2 million for the six-month period ended June 30, 2018 based on observable prices obtained from the latest orderly transactions, with the increase being recorded in earnings.  During the three-month period ended September 30, 2018, the Company sold its entire equity interest in this entity and recorded a loss of $0.1 million on the sale.

ASU 2016-01 also contains other provisions impacting the Company’s disclosures, including using the exit price notion when measuring the fair value of financial instruments for disclosure purposes and eliminating the requirement for public business entities to disclose the methods and significant assumptions to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  Further details regarding the Company’s fair value measurements and corresponding disclosures are provided in Note 3 to these Unaudited Consolidated Financial Statements.

The Company adopted ASU 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost effective January 1, 2018.  The update requires that an employer report the service cost component of net periodic pension cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost such as interest cost, expected return on plan assets, gain or loss, and amortization of prior service cost are required to be presented in the income statement separately from the service cost component. If a separate line item is used to present the other components of net benefit cost, that line item must be appropriately described.  Prior to adoption of this update, the Company presented all components of net periodic pension cost in its “salaries and benefits expense” on its income statement.  The Company is presenting its income statement for the three and nine-month periods ended September 30, 2018 and 2017 with service cost as part of the “salaries and benefits expense” and the other components in “other expense.”  Further details regarding the Company’s net periodic pension cost are provided in Note 9 to these Unaudited Consolidated Financial Statements.

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

2. SECURITIES

The amortized cost of securities and their approximate fair value at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$36,640	$-	$(1,359)	$35,281
States and political subdivisions	22,665	53	(136)	22,582
Total debt securities	$59,305	$53	$(1,495)	$57,863

Mortgage-backed securities:
FNMA	$30,417	$20	$(1,273)	$29,164
FHLMC	15,119	11	(636)	14,494
GNMA	1,721	5	(48)	1,678
SBA	9,432	-	(416)	9,016
CMO	25,720	-	(1,396)	24,324
Total mortgage-backed securities	$82,409	$36	$(3,769)	$78,676

Total securities designated as available for sale	$141,714	$89	$(5,264)	$136,539

Held to Maturity:
Debt securities
States and political subdivisions	$1,370	$5	$(37)	$1,338

Total securities designated as held to maturity	$1,370	$5	$(37)	$1,338

	December 31, 2017
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$28,407	$22	$(376)	$28,053
States and political subdivisions	29,169	246	(42)	29,373
Total debt securities	$57,576	$268	$(418)	$57,426

Mortgage-backed securities:
FNMA	$31,835	$69	$(350)	$31,554
FHLMC	14,708	22	(190)	14,540
GNMA	2,105	18	(21)	2,102
SBA	10,309	9	(103)	10,215
CMO	28,699	26	(744)	27,981
Total mortgage-backed securities	$87,656	$144	$(1,408)	$86,392

Total securities designated as available for sale	$145,232	$412	$(1,826)	$143,818

Held to Maturity:
Debt securities
States and political subdivisions	$5,334	$1	$(74)	$5,261

Total securities designated as held to maturity	$5,334	$1	$(74)	$5,261

Available for sale securities with a total fair value of $124 million and $138 million at September 30, 2018 and December 31, 2017, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The scheduled maturities of debt and mortgage-backed securities at September 30, 2018 and December 31, 2017 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	September 30, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$7,181	$7,178	$5,974	$5,990
Due after one year through five years	22,911	22,580	24,063	24,068
Due after five years through ten years	29,029	27,918	25,584	25,385
Due after ten years	184	187	1,955	1,983
	59,305	57,863	57,576	57,426

Mortgage-backed securities
available for sale	82,409	78,676	87,656	86,392

Total available for sale securities	$141,714	$136,539	$145,232	$143,818

Debt securities held to maturity:

Due in one year or less	$267	$267	$4,077	$4,053
Due after one year through five years	846	830	690	661
Due after five years through ten years	169	163	473	464
Due after ten years	88	78	94	83
	1,370	1,338	5,334	5,261

Total held to maturity securities	$1,370	$1,338	$5,334	$5,261

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

Information regarding unrealized losses within the Company’s available for sale securities at September 30, 2018 and December 31, 2017 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.

	September 30, 2018

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$14,013	$(324)	$19,268	$(1,035)	$33,281	$(1,359)
States and political subdivisions	14,178	(103)	1,438	(33)	15,616	(136)
Total debt securities	$28,191	$(427)	$20,706	$(1,068)	$48,897	$(1,495)

Mortgage-backed securities:
FNMA	$7,914	$(240)	$20,484	$(1,033)	$28,398	$(1,273)
FHLMC	3,592	(130)	10,435	(506)	14,027	(636)
GNMA	-	-	929	(48)	929	(48)
SBA	3,432	(125)	5,584	(291)	9,016	(416)
CMO	2,215	(63)	22,109	(1,333)	24,324	(1,396)
Total mortgage-backed securities	$17,153	$(558)	$59,541	$(3,211)	$76,694	$(3,769)

Held to Maturity:
Debt securities:
States and political subdivisions	$559	$(7)	$489	$(30)	$1,048	$(37)

Total temporarily impaired
securities	$45,903	$(992)	$80,736	$(4,309)	$126,639	$(5,301)

	December 31, 2017

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$15,151	$(239)	$6,863	$(137)	$22,014	$(376)
States and political subdivisions	7,288	(28)	894	(14)	8,182	(42)
Total debt securities	$22,439	$(267)	$7,757	$(151)	$30,196	$(418)

Mortgage-backed securities:
FNMA	$20,087	$(207)	$6,517	$(143)	$26,604	$(350)
FHLMC	12,984	(147)	960	(43)	13,944	(190)
GNMA	-	-	1,212	(21)	1,212	(21)
SBA	4,516	(43)	1,769	(60)	6,285	(103)
CMO	11,023	(216)	14,753	(528)	25,776	(744)
Total mortgage-backed securities	$48,610	$(613)	$25,211	$(795)	$73,821	$(1,408)

Held to Maturity:
Debt securities:
States and political subdivisions	$4,548	$(37)	$626	$(37)	$5,174	$(74)

Total temporarily impaired
securities	$75,597	$(917)	$33,594	$(983)	$109,191	$(1,900)

Management has assessed the securities available for sale in an unrealized loss position at September 30, 2018 and December 31, 2017 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges as of September 30, 2018 and did not record any OTTI charges during 2017.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government sponsored agencies such as Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2018
Securities available-for-sale:
US government agencies	$-	$35,281	$-	$35,281
States and political subdivisions	-	22,582	-	22,582
Mortgage-backed securities	-	78,676	-	78,676
Mortgage servicing rights	-	-	642	642

December 31, 2017
Securities available-for-sale:
US government agencies	$-	$28,053	$-	$28,053
States and political subdivisions	-	29,373	-	29,373
Mortgage-backed securities	-	86,392	-	86,392
Mortgage servicing rights	-	-	586	586

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

Equity securities

At December 31, 2017 the Company held equity securities in another financial institution.  Since the ownership level was less than 5% of the outstanding shares of that financial institution, the investment was recorded on the Company’s balance sheet at historical cost, under the cost method of accounting.  As noted in Note 1 to the Unaudited Consolidated Financial Statements, on January 1, 2018, the Company adopted ASU 2016-01, which resulted in the Company adopting an accounting policy to mark the investment to its fair value with a cumulative-effect adjustment to retained earnings.  As of the end of each reporting period presented after January 1, 2018, equity securities will be presented at fair value, with changes in fair value during the period being recorded in the income statement.

The equity securities of the financial institution are classified as Level 3 in the fair value hierarchy because the primary inputs in measuring the fair value are unobservable to the public.  The shares of the institution are not publicly traded on a major stock exchange, but rather through private sales between shareholders.  Trading in the securities is fairly limited as the institution’s total trading volume for 2017 was approximately 1% of the outstanding common shares.  Trading activity in the first nine months of 2018 was at a similar low volume.  The institution tracks the sales and the Company obtained the sales information from the institution to calculate the fair value of the equity securities as of the end of the reporting period.  The fair value recorded in the Company’s financial statements is based on observable prices obtained from the latest orderly transactions in the quarter.

Due to the adoption of ASU 2016-01 and the designation of the financial institution’s equity securities as Level 3 on the fair value hierarchy, there was a transfer into Level 3 for the institution’s equity securities during the first quarter of 2018. The Company sold its entire equity interest in this financial institution during the third quarter of 2018.

	Three months ended September 30,
(in thousands)	2018	2017
Equity securities - July 1	$2,058	$580
Loss on sale of equity securities	(98)	-
Proceeds from equity securities sales	1,960	-
Equity securities - September 30	$-	$580

	Nine months ended September 30,
(in thousands)	2018	2017
Equity securities - December 31	$580	$580
Increase in recorded value due to adoption of ASU 2016-01 through beginning retained earnings	1,234	-
Fair value change included in earnings	244	-
Loss on sale of equity securities	(98)	-
Proceeds from equity securities sales	1,960	-
Equity securities - September 30	$-	$580

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

The following table summarizes the changes in fair value for mortgage servicing rights during the three and nine month periods ended September 30, 2018 and 2017, respectively:

	Three months ended September 30,
(in thousands)	2018	2017
Mortgage servicing rights - July 1	$635	$555
Gains/(Losses) included in earnings	3	(25)
Additions from loan sales	4	41
Mortgage servicing rights - September 30	$642	$571

	Nine months ended September 30,
(in thousands)	2018	2017
Mortgage servicing rights - January 1	$586	$527
Gains/(Losses) included in earnings	52	(46)
Additions from loan sales	4	90
Mortgage servicing rights - September 30	$642	$571

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	September 30, 2018	December 31, 2017
Servicing fees	0.25%	0.25%
Discount rate	9.00%	9.50%
Prepayment rate (CPR)	7.10%	10.56%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2018
Collateral dependent impaired loans	$-	$-	$24,290	$24,290

December 31, 2017
Collateral dependent impaired loans	$-	$-	$14,464	$14,464

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Impaired loans had a gross value of $25.5 million, with an allowance for loan loss of $1.2 million, at September 30, 2018 compared with $15.5 million and $1.1 million, respectively, at December 31, 2017.

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

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$28,122	$28,122	$21,330	$21,330
Level 2:
Available for sale securities	136,539	136,539	143,818	143,818
FHLB and FRB stock	3,404	3,404	6,779	6,779
Level 3:
Equity securities	-	-	580	1,814
Held to maturity securities	1,370	1,338	5,334	5,261
Loans, net	1,140,353	1,123,794	1,051,296	1,047,967
Mortgage servicing rights	642	642	586	586

Financial liabilities:
Level 1:
Demand deposits	$236,079	$236,079	$219,664	$219,664
NOW deposits	110,768	110,768	109,378	109,378
Savings deposits	574,262	574,262	535,730	535,730
Level 2:
Securities sold under agreement to
repurchase	2,979	2,979	9,289	9,289
Other borrowed funds	10,000	9,804	88,250	88,132
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	294,514	292,738	186,457	187,782

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	September 30, 2018	December 31, 2017
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$156,701	$131,208
Commercial and multi-family	575,195	519,902
Construction-Residential	48	2,134
Construction-Commercial	103,386	107,274
Home equities	70,113	69,745
Total real estate loans	905,443	830,263

Commercial and industrial loans	247,141	232,211
Consumer and other loans	1,391	1,654
Net deferred loan origination costs	1,591	1,187
Total gross loans	1,155,566	1,065,315

Allowance for loan losses	(15,213)	(14,019)

Loans, net	$1,140,353	$1,051,296

The Bank sells certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages.  In the three month and nine month periods ended September 30, 2018, the Bank sold mortgages to FNMA totaling $0.4 million, compared with $4.4 million and $9.7 million mortgages sold during the three month and nine month periods ended September 30, 2017, respectively.  At September 30, 2018, the Bank had a loan servicing portfolio principal balance of $72 million upon which it earned servicing fees, compared with $78 million at December 31, 2017.  The value of the mortgage servicing rights for that portfolio was $0.6 million at each of the periods September 30, 2018 and December 31, 2017.  At September 30, 2018 there were $1.3 million in residential mortgages held for sale.  No loans were held for sale at December 31, 2017.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.  Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging-off loans, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2017 are consistent with those utilized by the Company in the three and nine month periods ended September 30, 2018.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

September 30, 2018
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$56,295	$457,897	$514,192	$183,500
Watch	38,323	97,470	135,793	48,717
Special Mention	-	10,790	10,790	10,831
Substandard	8,768	9,038	17,806	3,402
Doubtful/Loss	-	-	-	691
Total	$103,386	$575,195	$678,581	$247,141

December 31, 2017
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$83,203	$418,819	$502,022	$158,181
Watch	24,071	87,746	111,817	57,827
Special Mention	-	4,106	4,106	13,247
Substandard	-	9,231	9,231	2,134
Doubtful/Loss	-	-	-	822
Total	$107,274	$519,902	$627,176	$232,211

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

September 30, 2018
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$241,462	$2,136	$1,080	$12	$2,451	$247,141
Residential real estate:
Residential	154,874	500	-	-	1,327	156,701
Construction	48	-	-	-	-	48
Commercial real estate:
Commercial	565,525	399	-	513	8,758	575,195
Construction	94,480	-	138	-	8,768	103,386
Home equities	68,562	177	113	-	1,261	70,113
Consumer and other	1,389	1	1	-	-	1,391
Total Loans	$1,126,340	$3,213	$1,332	$525	$22,565	$1,153,975

Note: Loan balances do not include $1.6 million in net deferred loan origination costs as of September 30, 2018.

December 31, 2017
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$225,915	$4,019	$163	$365	$1,749	$232,211
Residential real estate:
Residential	129,251	731	-	-	1,226	131,208
Construction	2,134	-	-	-	-	2,134
Commercial real estate:
Commercial	508,044	2,611	-	309	8,938	519,902
Construction	102,109	3,239	1,926	-	-	107,274
Home equities	68,415	171	40	-	1,119	69,745
Consumer and other	1,628	11	6	-	9	1,654
Total Loans	$1,037,496	$10,782	$2,135	$674	$13,041	$1,064,128

Note: Loan balances do not include $1.2 million in net deferred loan origination costs as of December 31, 2017.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the nine month periods ended September 30, 2018 and 2017:

September 30, 2018

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$5,204	$7,409	$109	$950	$347	$14,019
Charge-offs	(67)	(262)	(83)	(86)	(11)	(509)
Recoveries	18	-	6	-	1	25
Provision (Credit)	(574)	1,923	50	290	(11)	1,678
Ending balance	$4,581	$9,070	$82	$1,154	$326	$15,213

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$113	$950	$23	$70	$-	$1,156
Collectively evaluated
for impairment	4,468	8,120	59	1,084	326	14,057
Total	$4,581	$9,070	$82	$1,154	$326	$15,213

Loans:
Ending balance:
Individually evaluated
for impairment	$2,925	$18,267	$23	$2,687	$1,907	$25,809
Collectively evaluated
for impairment	244,216	660,314	1,368	154,062	68,206	1,128,166
Total	$247,141	$678,581	$1,391	$156,749	$70,113	$1,153,975

* Includes construction loans

Note: Loan balances do not include $1.6 million in net deferred loan origination costs as of September 30, 2018.

September 30, 2017

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,813	$7,890	$96	$769	$348	$13,916
Charge-offs	(51)	(127)	(50)	-	(1)	(229)
Recoveries	335	-	22	-	2	359
Provision (Credit)	(74)	21	41	143	5	136
Ending balance	$5,023	$7,784	$109	$912	$354	$14,182

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

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended September 30, 2018 and 2017:

September 30, 2018
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,341	$9,445	$90	$1,025	$334	$15,235
Charge-offs	-	(262)	(19)	-	-	(281)
Recoveries	5	-	2	-	-	7
Provision (Credit)	235	(113)	9	129	(8)	252
Ending balance	$4,581	$9,070	$82	$1,154	$326	$15,213

September 30, 2017
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,970	$7,899	$104	$832	$373	$14,178
Charge-offs	(18)	(127)	(17)	-	(1)	(163)
Recoveries	4	-	1	-	1	6
Provision (Credit)	67	12	21	80	(19)	161
Ending balance	$5,023	$7,784	$109	$912	$354	$14,182

*Includes construction loans

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$2,567	$3,729	$-	$2,710	$115	$66
Residential real estate:
Residential	2,051	2,228	-	2,086	27	48
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	3,099	3,254	-	3,180	70	81
Construction	138	138	-	161	-	9
Home equities	1,907	2,050	-	1,951	57	27
Consumer and other	-	-	-	-	-	-
Total impaired loans	$9,762	$11,399	$-	$10,088	$269	$231

	At September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$358	$385	$113	$371	$17	$5
Residential real estate:
Residential	636	660	70	638	21	3
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,262	6,672	102	6,475	219	-
Construction	8,768	8,975	848	8,872	245	113
Home equities	-	-	-	-	-	-
Consumer and other	23	28	23	24	-	1
Total impaired loans	$16,047	$16,720	$1,156	$16,380	$502	$122

	At September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,925	$4,114	$113	$3,081	$132	$71
Residential real estate:
Residential	2,687	2,888	70	2,724	48	51
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	9,361	9,926	102	9,655	289	81
Construction	8,906	9,113	848	9,033	245	122
Home equities	1,907	2,050	-	1,951	57	27
Consumer and other	23	28	23	24	-	1
Total impaired loans	$25,809	$28,119	$1,156	$26,468	$771	$353

	At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,023	$1,917	$-	$1,704	$92	$28
Residential real estate:
Residential	2,415	2,594	-	2,456	46	83
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,336	2,469	-	2,449	134	32
Construction	187	187	-	218	-	13
Home equities	1,785	1,892	-	1,828	62	33
Consumer and other	-	-	-	-	-	-
Total impaired loans	$7,746	$9,059	$-	$8,655	$334	$189

	At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$1,240	$1,431	$372	$1,279	$79	$12
Residential real estate:
Residential	196	196	28	196	6	3
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,689	6,819	643	6,755	156	129
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer and other	34	59	34	37	3	2
Total impaired loans	$8,159	$8,505	$1,077	$8,267	$244	$146

	At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,263	$3,348	$372	$2,983	$171	$40
Residential real estate:
Residential	2,611	2,790	28	2,652	52	86
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	9,025	9,288	643	9,204	290	161
Construction	187	187	-	218	-	13
Home equities	1,785	1,892	-	1,828	62	33
Consumer and other	34	59	34	37	3	2
Total impaired loans	$15,905	$17,564	$1,077	$16,922	$578	$335

Troubled debt restructurings

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	September 30, 2018
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$732	$258	$474	$52
Residential real estate:
Residential	1,620	260	1,360	3
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	4,393	3,652	741	102
Construction	8,768	8,768	-	848
Home equities	771	125	646	-
Consumer and other	23	-	23	23
Total TDR loans	$16,307	$13,063	$3,244	$1,028

	December 31, 2017
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$734	$220	$514	$8
Residential real estate:
Residential	1,656	271	1,385	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,854	3,767	87	236
Construction	187	-	187	-
Home equities	794	128	666	-
Consumer and other	25	-	25	24
Total TDR loans	$7,250	$4,386	$2,864	$268

Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective interest rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of September 30, 2018, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

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

The following tables show the data for TDR activity by the type of concession granted to the borrower for the three month and nine month periods ended September 30, 2018 and 2017:

	Three months ended September 30, 2018			Three months ended September 30, 2017
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	-	$-	$-	1	$874	$874
Extension of maturity	1	46	46	-	-	-
Residential Real Estate & Construction:
Extension of maturity	-	-	-	1	133	151
Commercial Real Estate & Construction:
Deferral of principal	1	8,768	8,768	-	-	-
Combination of concessions	-	-	-	1	4,179	3,397
Home Equities	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	-	$-	$-	1	$874	874
Extension of maturity	1	46	46	-	-	-
Term-out line of credit	1	29	29	1	180	$180
Combination of concessions	1	63	63	-	-	-
Residential Real Estate & Construction:
Extension of maturity	-	-	-	1	133	151
Commercial Real Estate & Construction:
Deferral of principal	1	8,768	8,768	-	-	-
Extension of maturity	1	181	181	3	5,073	5,073
Combination of concessions	1	154	154	1	4,179	3,397
Home Equities:
Deferral of principal	1	100	100	-	-	-
Extension of maturity and
interest rate reduction	-	-	-	1	20	20
Consumer and other loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off.  There were no loans which were classified as TDRs during the previous 12 months which defaulted during the three month or nine month periods ended September 30, 2018 and 2017.

5. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three and nine month periods ended September 30, 2018, the Company had an average of 116,504 and 125,801 dilutive shares outstanding, respectively.  The Company had an average of 122,365 and 120,890 dilutive shares outstanding for the three and nine month periods ended September 30, 2017, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and nine month periods ended September 30, 2018 there were no anti-dilutive shares outstanding.  For the three month period ended September 30, 2017 there were no anti-dilutive shares outstanding.  For the nine month period ended September 30, 2017, there was an average of 23,593 potentially anti-dilutive shares outstanding, that were not included in calculating diluted earnings per share.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and nine month periods ended September 30, 2018 and 2017:

	Balance at June 30, 2018	Net Change	Balance at September 30, 2018
	(in thousands)
Net unrealized loss on investment securities	$(3,093)	$(738)	$(3,831)
Net defined benefit pension plan adjustments	(2,290)	40	(2,250)
Total	$(5,383)	$(698)	$(6,081)

	Balance at June 30, 2017	Net Change	Balance at September 30, 2017
	(in thousands)
Net unrealized loss on investment securities	$(175)	$(112)	$(287)
Net defined benefit pension plan adjustments	(1,965)	32	(1,933)
Total	$(2,140)	$(80)	$(2,220)

	Balance at December 31, 2017	Net Change	Balance at September 30, 2018
	(in thousands)
Net unrealized loss on investment securities	$(1,049)	$(2,782)	$(3,831)
Net defined benefit pension plan adjustments	(2,368)	118	(2,250)
Total	$(3,417)	$(2,664)	$(6,081)

	Balance at December 31, 2016	Net Change	Balance at September 30, 2017
	(in thousands)
Net unrealized (loss) gain on investment securities	$(365)	$78	$(287)
Net defined benefit pension plan adjustments	(2,059)	126	(1,933)
Total	$(2,424)	$204	$(2,220)

	Three months ended September 30, 2018			Three months ended September 30, 2017
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized (loss) gain on investment
securities:
Unrealized (loss) gain on investment
securities	$(1,002)	$264	$(738)	$(186)	$74	$(112)

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains
Amortization of prior service cost (a)	$8	$(1)	$7	$7	$(3)	$4
Amortization of actuarial loss (a)	43	(10)	33	44	(16)	28
Net change	51	(11)	40	51	(19)	32

Other Comprehensive (Loss) Income	$(951)	$253	$(698)	$(135)	$55	$(80)

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit (b)	Net-of-Tax Amount
Unrealized (loss) gain on investment
securities:
Unrealized (loss) gain on investment
securities	$(3,761)	$979	$(2,782)	$117	$(39)	$78

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains
Amortization of prior service cost (a)	$24	$(6)	$18	$23	$(4)	$19
Amortization of actuarial loss (a)	127	(27)	100	130	(23)	107
Net change	151	(33)	118	153	(27)	126

Other Comprehensive (Loss) Income	$(3,610)	$946	$(2,664)	$270	$(66)	$204

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”
(b)	Tax benefit includes impact of re-valuation of deferred tax asset due to increase in marginal federal income tax rate from 34% to 35%.

7. SEGMENT INFORMATION

The Company is comprised of two primary business segments, banking and insurance agency activities.  The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2018 and 2017.

	Three months ended September 30, 2018
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$12,118	$(32)	$12,086
Provision for loan losses	252	-	252
Net interest income (expense) after
provision for loan losses	11,866	(32)	11,834
Non-interest income	1,549	-	1,549
Insurance service and fees	148	3,067	3,215
Amortization expense	-	112	112
Non-interest expense	9,247	2,098	11,345
Income before income taxes	4,316	825	5,141
Income tax provision	116	230	346
Net income	$4,200	$595	$4,795

	Three months ended September 30, 2017
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$11,120	$(25)	$11,095
Provision for loan losses	161	-	161
Net interest income (expense) after
provision for loan losses	10,959	(25)	10,934
Non-interest income	1,196	-	1,196
Insurance service and fees	108	2,061	2,169
Amortization expense	-	28	28
Non-interest expense	8,315	1,493	9,808
Income before income taxes	3,948	515	4,463
Income tax provision	542	198	740
Net income	$3,406	$317	$3,723

	Nine months ended September 30, 2018
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$35,822	$(88)	$35,734
Provision for loan losses	1,678	-	1,678
Net interest income (expense) after
provision for loan losses	34,144	(88)	34,056
Non-interest income	5,057	-	5,057
Insurance service and fees	449	6,683	7,132
Amortization expense	-	168	168
Non-interest expense	26,436	5,257	31,693
Income before income taxes	13,214	1,170	14,384
Income tax provision	2,159	320	2,479
Net income	$11,055	$850	$11,905

	Nine months ended September 30, 2017
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$30,934	$(77)	$30,857
Provision for loan losses	136	-	136
Net interest income (expense) after
provision for loan losses	30,798	(77)	30,721
Non-interest income	3,727	-	3,727
Insurance service and fees	313	5,936	6,249
Amortization expense	-	84	84
Non-interest expense	23,836	4,288	28,124
Income before income taxes	11,002	1,487	12,489
Income tax provision	2,430	572	3,002
Net income	$8,572	$915	$9,487

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

	September 30,	December 31,
	2018	2017
	(in thousands)

Commitments to extend credit	$255,790	$247,540
Standby letters of credit	3,453	3,115
Total	$259,243	$250,655

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer.  The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets.  Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank.  The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first nine months of 2018 or during 2017.

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and nine month periods ended September 30, 2018 and 2017:

	Three months ended September 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2018	2017	2018	2017

Service cost	$-	$-	$47	$42
Interest cost	51	55	34	35
Expected return on plan assets	(78)	(69)	-	-
Amortization of prior service cost	-	-	8	7
Amortization of the net loss	21	23	22	21
Net periodic cost (benefit)	$(6)	$9	$111	$105

	Nine months ended September 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2018	2017	2018	2017

Service cost	$-	$-	$141	$126
Interest cost	153	163	102	103
Expected return on plan assets	(234)	(206)	-	-
Amortization of prior service cost	-	-	24	23
Amortization of the net loss	63	69	64	61
Net periodic cost (benefit)	$(18)	$26	$331	$313

The components of net periodic benefit cost other than the service cost component are included in the line item “other expense” in the income statement.

10.  INCOME TAXES

The Company has invested in partnerships that incurred expenses related to the rehabilitation of certified historic structures located in New York State.  At the time a historic structure is placed in service, the Bank records the estimated impact of a federal and New York State tax credit.  While no projects have been placed in service in 2018, the Company recorded a $0.7 million reduction in income tax expense due to changes to estimates related to the historic tax credits, including the federal tax rate on the state tax refund, the amount of qualified rehabilitation expenses related to historic structures previously placed in service, and the losses incurred by the partnerships.  Most of the impact is due to a change in estimate of when certain state historic tax credits will be taxable for federal purposes.  The Company has determined that these tax credits will be subject to lower federal tax rates resulting from recent tax reform.  Historic tax credit transactions lowered the effective tax rate by 13.8% in the third quarter of 2018, compared with 12.4% in last year’s third quarter.  Historic tax credit transactions lowered the effective tax rate by 5.0% in the nine-month period ended September 30, 2018, compared with 5.7% in the comparable 2017 period. The Company’s accounting policies related to these investments and the resulting tax credits is detailed in Note 1 to the audited Consolidated Financial Statements on Form 10-K for the year ended December 31, 2017.

The following table presents the impact to the results of operations for the three and nine month periods ended September 30, 2018 and 2017:

	Three months ended September 30,
	(in thousands)

	2018	2017

Loss on tax credit investment	$(165)	$(1,338)
Refundable state historic tax credit	150	972
Income tax benefit	712	660
Total HTC income	$697	$294

Nine months ended September 30,

	(in thousands)

	2018	2017

Loss on tax credit investment	$(165)	$(2,257)
Refundable state historic tax credit	150	1,619
Income tax benefit	712	896
Total HTC income	$697	$258

11.  REVENUE RECOGNITION OF NON-INTEREST INCOME

A description of the Company’s material revenue streams in non-interest income accounted for under ASC 606 follows:

Insurance Service and Fees: Insurance services revenue relates to various revenue streams from services provided by TEA and the Bank:

•	TEA earns commission revenue from selling commercial and personal property and casualty (“P&C”) insurance as well as employee benefits (“EB”) solutions to commercial customers.

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

•	TEA also earns contingent profit sharing revenue. The insurance companies measure the loss ratio for TEA’s customers and pay TEA according to how profitable TEA customers are.

TEA has signed written agreements with insurance carriers that document payouts to TEA based on the loss ratios of its customers. The performance obligation for TEA is to maintain a customer base with loss ratios below the agreed upon thresholds. In the contracts with the insurance companies, payout rates based on loss ratios are documented. The consideration is variable as loss ratios vary based on customer experience.  TEA’s performance obligation is over the course of the year as its customers’ performance with insurance carriers is measured throughout the year as losses occur. Due to the variable nature of contingent profit sharing revenue, TEA will accrue contingent profit sharing revenue throughout the year based on recent historical results. As loss events occur and overall performance becomes known to TEA, accrual adjustments will be made until the cash is ultimately received.

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

A disaggregation of the total insurance service and other fees for the three and nine month periods ended September 30, 2018 and 2017 is provided in the tables below:

	Three months ended September 30,
	2018	2017
Commercial property and casualty insurance commissions	$1,330	$1,090
Personal property and casualty insurance commissions	917	637
Employee benefits sales commissions	241	200
Profit sharing and contingent revenue	486	28
Wealth management and other financial services	151	110
Insurance claims services revenue	65	89
Other insurance-related revenue	25	15
Total insurance service and other fees	$3,215	$2,169

	Nine months ended September 30,
	2018	2017
Commercial property and casualty insurance commissions	$2,665	$2,334
Personal property and casualty insurance commissions	2,249	2,022
Employee benefits sales commissions	664	398
Profit sharing and contingent revenue	790	777
Wealth management and other financial services	462	321
Insurance claims services revenue	234	338
Other insurance-related revenue	68	59
Total insurance service and other fees	$7,132	$6,249

12.  RECENT ACCOUNTING PRONOUNCEMENTS

Note 1 contains details on the impact of accounting pronouncements adopted in the nine-month period ended September 30, 2018.  The following proposed standards will be adopted in future periods:

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

ASU 2018-11, Targeted Improvements – Leases (Topic 842) – In connection with the implementation of ASU 2016-02, many stakeholders inquired about two of the requirements of the new leasing standard: (1) Comparative reporting requirements for initial adoption; and (2) For lessors only, separating lease and non-lease components in a contract and allocating the consideration in the contract to the separate components.  As the Company is not a lessor, the second requirement addressed is not applicable.  Regarding the first requirement addressed, under ASU 2016-02 entities are required to adopt the new leases standard using a modified retrospective transition method.  Under that transition method, an entity initially applies the new leases standard at the beginning of the earliest period presented in the financial statements.  Lessees also must provide the new and enhanced disclosures for each period presented, including the comparative periods.  Given the complexities associated with the modified retrospective transition method that preparers have encountered during preparation for implementation, the FASB has decided to provide another transition method by allowing entities to initially apply the new leases standard at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance sheet of retained earnings in the period of adoption consistent with preparers’ requests.  The Company has not yet determined which transition method it will utilize upon adoption on January 1, 2019.

ASU 2018-10, Codification Improvements to Topic 842, Leases – The amendments in this Update are an attempt to clarify narrow aspects of the guidance issued in the amendments in ASU 2016-02.  The Company will take these clarifications under advisement when implementing ASU 2016-02, but these clarifications have not altered the Company’s implementation preparation or expectations.

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

ASU 2018-09, Codification Improvements – The amendments in this Update represent changes to clarify, correct errors in, or make minor improvements to the Codification.  The topics impacted include other comprehensive income, debt modifications and extinguishments, distinguishing liabilities from equity, stock compensation, business combinations, derivatives and hedging, and fair value measurement.  The Company does not expect to be impacted by any of the improvements made in this Update.  The amendments in this Update are effective for annual periods beginning after December 15, 2018.

ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement – The amendments in this Update are part of the disclosure framework project of the FASB, which aims to improve the effectiveness of disclosures in the notes to financial statements.  In this Update, the disclosure requirements for entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements.  Since the Company is such an entity, the related disclosures will change to be in compliance with this Update for fiscal years ending after December 15, 2019.

ASU 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans – The amendments in this Update are part of the disclosure framework project of the FASB, which aims to improve the effectiveness of disclosures in the notes to financial statements.  In this Update, the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans are being modified.  Since the Company is the sponsor of such plans, the related disclosures will change to be in compliance with this Update for fiscal years ending after December 15, 2020.

ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract – The amendments in this Update clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance.  This ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2019.  Management does not expect the adoption of this Update to have a material impact on the Company’s financial statements.

13.  ACQUISITIONS

TEA purchased the business of Richardson and Stout Insurance (“R&S”) on July 1, 2018 for $5 million.  R&S was an insurance agency in Wellsville, NY that offered personal and commercial property and casualty insurance agency services.  The purchase agreement included an additional $1.5 million in cash and stock compensation to be paid by TEA should the former R&S owners remain employees of TEA through July 1, 2021.  The $0.6 million in stock compensation will be made through an issuance of the Company’s stock based on the share price as of the close of business on June 29, 2018 of $46.10.  The cash and stock compensation expense will be accrued evenly over the three-year period from the acquisition date to the payment date.  The accrual of both the cash and stock compensation is included in salaries and benefits expense in the Unaudited Consolidated Income Statement.

The purchase included $0.3 million in tangible assets and resulted in $2.4 million in goodwill and $2.3 million in identifiable intangible assets.  The tangible assets included accounts receivable and fixed assets.  $2.2 million of the identifiable intangible assets is related to customer relationships and will be amortized over a 7-year period and $0.1 million is attributable to the R&S trade name and will be amortized over a 5-year period.  The Company recorded $0.1 million in amortization expense related to the R&S purchase during the three-month period ended September 30, 2018.

R&S contributed $0.8 million in revenue and approximately $0.2 million in net income in the three-month period ended September 30, 2018.

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

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is performed annually as of December 31st.  No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its carrying value.  There were no triggering events in the nine month period ended September 30, 2018 that resulted in an interim impairment test.  The Company recorded $2.4 million in goodwill in the three-month period ended September 30, 2018 related to the purchase of the business of Richardson & Stout (“R&S”), a Wellsville, NY insurance agency, which was completed on July 1, 2018.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total loans grew to $1.2 billion at September 30, 2018, a $30 million or 3% increase from total loans of $1.1 billion at June 30, 2018 and a $90 million or 8% increase from $1.1 billion at December 31, 2017.

Loans secured by real estate were $905 million at September 30, 2018, reflecting a $21 million or 2% increase from $884 million at June 30, 2018 and a $75 million or 9% increase from $830 million at December 31, 2017.  Commercial real estate loans, including construction loans, were $679 million at September 30, 2018, $11 million or 2% higher than the $668 million balance at the end of the second quarter of 2018 and $52 million or 8% higher than the balance of $627 million at the end of 2017.  Commercial real estate is the largest part of the Company’s loan portfolio and has historically been the highest growth segment of the portfolio.  The market for commercial real estate in the Company’s footprint in Western New York has been strong over the past two years.  The demand, along with the Company’s dedicated resources to commercial real estate lending, led to strong growth at an annualized rate of 7% in the third quarter of 2018.

In the third quarter of 2018, residential mortgage originations were $14 million compared with the previous quarter’s originations of $9 million and $12 million in last year’s third quarter.  Residential mortgages sold in the third quarter of 2018 equated to approximately 3% of the residential mortgages originated by the Company during the quarter, as compared with 38% in the third quarter of 2017.  There were no loans sold in the second quarter of 2018.  The Company originated $35 million in residential mortgages in the first nine months of 2018 and sold 1% of those loans, compared with $29 million and 34%, respectively, in the first nine months of 2017.  Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio.  The C&I portfolio was $247 million at September 30, 2018, representing an $8 million or 3% increase from $239 million at June 30, 2018, and $15 million or 6% higher than the $232 million balance at December 31, 2017.  The increase in C&I balances during the quarter equates to a 13% annualized growth rate.  C&I lending is a critical component of the Company’s strategy as C&I relationships can often include core deposits, which are especially valuable in a rising rate environment.

Credit Quality of Loan Portfolio

Total non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $23 million at the conclusion of each of the third quarter and second quarter of 2018, or 2.00% and 2.06% of total loans outstanding, respectively.  Total non-performing loans as of December 31, 2017 were $14 million, or 1.29% of total loans outstanding.  The $9 million increase in non-performing loans since December 31, 2017 is primarily due to a single commercial construction loan of $9 million that was downgraded to nonaccrual status during the second quarter of 2018 after it exceeded its original maturity date and the Bank did not agree to an extension.  During the third quarter of 2018, management and the borrower agreed to a forbearance in which the borrower paid all past due interest and all mechanic’s liens on the property were cleared.  If the borrower continues to make payments per the terms of the forbearance agreement and the performance of the property continues to improve, an extension of the loan maturity will be considered by the Company.  Based on management’s analysis and a current valuation of the loan’s collateral from an independent appraisal performed in the third quarter of 2018, management considers the loan to be adequately reserved.

Troubled debt restructurings (“TDRs”) increased from $7 million at December 31, 2017 and $8 million at June 30, 2018 to $16 million at September 30, 2018.  The increase in the third quarter of 2018 is attributable to the aforementioned forbearance agreement on the $9 million non-accruing commercial construction loan.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $43 million at September 30, 2018, a $3 million increase from $40 million at June 30, 2018 and $13 million higher than the $30 million in criticized loans at December 31, 2017.  The increase in criticized loans in the third quarter of 2018 reflected $7 million in C&I loans that were downgraded to special mention status during the quarter, offset by $4 million in upgrades to watch status primarily in the C&I loan portfolio. In comparison to December 31, 2017, the increase is primarily due to a downgrade of the $9 million commercial construction loan discussed above, to substandard in the second quarter of 2018.  The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time.  As noted in Note 4 to the Company’s Unaudited Financial Statements included in Part I of this Quarterly Report on Form 10-Q, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio.  The allowance for loan losses totaled $15.2 million at September 30, 2018 and June 30, 2018, or 1.32% and 1.35% of total loans outstanding, respectively.  At December 31, 2017 the allowance for loan losses totaled $14.0 million, or 1.32% of total loans outstanding.  The Company recorded $0.3 million in provision for loan losses in the third quarter of 2018, compared with $0.7 million during the 2018 second quarter and $0.2 million in last year’s third quarter.  The provision for loan losses reflects the loan growth and increase in net charge-offs during the current quarter compared to the two comparative quarters.  The higher provision in the second quarter of 2018 included the impact of the downgrade of the previously discussed $9 million commercial construction loan during that period.  The net charge-off ratio for the third quarter of 2018 was 0.10% of average net loans, compared with a ratio of 0.04% and 0.06% in the second quarter of 2018 and third quarter of 2017, respectively.

Investing Activities

Total securities decreased to $138 million at September 30, 2018 from $149 million at June 30, 2018 and $150 million at December 31, 2017.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $16 million at September 30, 2018, compared with $3 million at June 30, 2018 and $8 million at December 31, 2017.  The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal.  With the yield curve continuing to flatten during the third quarter of 2018, there was a reduced advantage to purchasing longer-term investment securities.  Average investment securities and interest-bearing cash were 12% of average interest-earning assets in the third quarter of 2018, compared with 13% in the second quarter of 2018 and 14% in last year’s third quarter.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities at 57% of total investment securities at September 30, 2018, compared with 56% at June 30, 2018 and 58% at December 31, 2017.  The concentration in tax-advantaged debt securities issued by state and political subdivisions and U.S. government-sponsored agency bonds was 16% and 26%, respectively, of the total securities portfolio at September 30, 2018, compared with 19% and 25% at June 30, 2018 and 23% and 19% at December 31, 2017.

The total net unrealized loss position of the available-for-sale investment portfolio was $5.2 million at September 30, 2018, compared with $4.2 million at June 30, 2018 and $1.4 million at December 31, 2017.  The securities in an unrealized loss position at the end of the third quarter of 2018 reflect an increase in market interest rates rather than any credit concerns.  Management believes that the credit quality of the securities portfolio as a whole is strong.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at September 30, 2018 were $1.22 billion, a $33 million or 3% increase from $1.18 billion at June 30, 2018 and a $164 million or 16% increase from $1.05 billion at December 31, 2017.  The growth in the first nine months of 2018 reflected growth in time deposits of $108 million, savings deposits of $39 million, demand deposits (non-interest-bearing checking accounts) of $16 million, and NOW deposits (interest-bearing checking accounts) of $1 million.  Further discussion of deposit growth and changes in deposit mix are in the “Analysis of Results of Operations.”  Due to the transactional nature of demand deposits, average balances are a useful metric to meaningfully measure sustained growth rates.  Average demand deposits were $233 million in the third quarter of 2018, a 3% decrease from $240 million in the second quarter of 2018, but 9% higher than the $214 million average balance in the third quarter of 2017.  Of the Company’s $19 million in average demand deposit growth over the prior year’s third quarter, $14 million was in commercial accounts, $3 million in retail consumer accounts, and $2 million in municipal accounts.

The Company had $10 million in other borrowings at September 30, 2018 and June 30, 2018.  This represents a single $10 million long-term advance with the FHLBNY scheduled to mature in 2020.  Other borrowings were $88 million at December 31, 2017, including $78 million in overnight borrowings with the FHLBNY.  The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk.

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

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,127,173	$13,676	4.81%	$970,988	$11,659	4.76%
Taxable securities	120,004	805	2.66%	117,888	706	2.38%
Tax-exempt securities	25,118	146	2.31%	35,103	202	2.28%
Interest bearing deposits at banks	12,641	63	1.98%	1,713	7	1.62%

Total interest-earning assets	1,284,936	$14,690	4.54%	1,125,692	$12,574	4.43%

Non interest-earning assets:

Cash and due from banks	14,095			13,683
Premises and equipment, net	10,428			10,892
Other assets	62,879			48,312

Total Assets	$1,372,338			$1,198,579

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$115,417	$79	0.27%	$91,962	$50	0.22%
Savings	581,484	1,023	0.70%	545,900	667	0.48%
Time deposits	274,275	1,310	1.89%	163,087	535	1.30%
Other borrowed funds	11,035	50	1.80%	30,347	111	1.45%
Junior subordinated debentures	11,330	141	4.94%	11,330	111	3.89%
Securities sold U/A to repurchase	3,384	1	0.12%	9,547	5	0.21%

Total interest-bearing liabilities	996,925	$2,604	1.04%	852,173	$1,479	0.69%

Noninterest-bearing liabilities:
Demand deposits	233,393			214,228
Other	17,045			15,035
Total liabilities	$1,247,363			$1,081,436

Stockholders' equity	124,975			117,143

Total Liabilities and Equity	$1,372,338			$1,198,579

Net interest earnings		$12,086			$11,095

Net interest margin			3.73%			3.91%

Interest rate spread			3.50%			3.74%

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,097,814	$39,238	4.78%	$945,828	$32,551	4.60%
Taxable securities	124,487	2,465	2.65%	93,848	1,705	2.43%
Tax-exempt securities	29,106	512	2.35%	35,541	636	2.39%
Interest bearing deposits at banks	6,582	88	1.79%	8,152	62	1.02%

Total interest-earning assets	1,257,989	$42,303	4.50%	1,083,369	$34,954	4.31%

Non interest-earning assets:

Cash and due from banks	13,902			13,326
Premises and equipment, net	10,469			11,048
Other assets	58,875			47,269

Total Assets	$1,341,235			$1,155,012

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$116,736	$233	0.27%	$94,481	$155	0.22%
Regular savings	570,182	2,617	0.61%	532,623	1,927	0.48%
Time deposits	227,929	2,819	1.65%	153,423	1,476	1.29%
Other borrowed funds	38,052	499	1.75%	18,764	208	1.48%
Junior subordinated debentures	11,330	391	4.61%	11,330	315	3.72%
Securities sold U/A to repurchase	6,892	10	0.19%	10,856	16	0.20%

Total interest-bearing liabilities	971,121	$6,569	0.90%	821,477	$4,097	0.67%

Noninterest-bearing liabilities:
Demand deposits	232,082			205,380
Other	15,634			14,649
Total liabilities	$1,218,837			$1,041,506

Stockholders' equity	122,398			113,506

Total Liabilities and Equity	$1,341,235			$1,155,012

Net interest earnings		$35,734			$30,857

Net interest margin			3.80%			3.81%

Interest rate spread			3.60%			3.64%

Net Income

Net income was $4.8 million, or $0.97 per diluted share, in the third quarter of 2018, compared with
$3.8 million, or $0.77 per diluted share, in the second quarter of 2018 and $3.7 million, or $0.76 per diluted share, in last year’s third quarter.  The increase over both prior periods primarily reflects higher non-interest income due to higher insurance revenue and lower income tax provision.  Return on average equity was 15.35% for the third quarter of 2018 compared with 12.39% in the second quarter of 2018 and 12.71% in the third quarter of 2017.

The Company had net income of $11.9 million, or $2.41 per diluted share, in the first nine months of 2018, a 25% increase from $9.5 million, or $1.96 per diluted share, in the comparable period of 2017.  The increase reflected growth in net interest income and non-interest income, partially offset by an increase in the provision for loan losses.  Return on average equity improved from 11.14% in the first nine months of 2017 to 12.97% in the nine month period ended September 30, 2018.

Other Results of Operations – Quarterly Comparison

Net interest income decreased $0.1 million, or 1%, from the second quarter of 2018, but increased $1.0 million, or 9%, from the prior-year third quarter to $12.1 million in the third quarter of 2018.  The increase from the prior year’s third quarter was driven by average interest-earning asset growth, particularly loans, partially offset by an increase in interest expense. Average commercial loans, including commercial real estate and commercial and industrial loans, were $918 million in the third quarter, $20 million higher than $898 million in the second quarter of 2018 and $129 million higher than $789 million in the 2017 third quarter.  The decrease in net interest income from the second quarter reflects net interest margin compression, offset by higher interest income from loan growth.

Third quarter net interest margin of 3.73% decreased 16 basis points from the 2018 second quarter and 18 basis points from the third quarter of 2017. Net interest income in last year’s third quarter benefited $0.4 million, or 14 basis points to net interest margin, from the repayment in full of two unrelated loans that were formerly in nonaccrual status.    The margin has been impacted by rising funding costs.  The cost of interest-bearing liabilities was 1.04% in the third quarter of 2018, compared with 0.86% in the second quarter of 2018 and 0.69% in the third quarter of 2017.  The increase in short-term market interest rates, along with a very competitive deposit market, caused the increase in funding costs.  The Company has experienced a shift in deposit mix in 2018 as consumers in low-cost legacy savings deposit products have migrated to higher-rate time deposits.  The average cost of time deposits was 1.89% in the third quarter of 2018, compared with 1.55% in the second quarter of 2018 and 1.30% in the third quarter of 2017.  The Company has also increased its brokered time deposit activity as part of its funding strategy.  Average time deposits comprised 23% of average total deposits during the third quarter of 2018, compared with 19% and 16% in the second quarter of 2018 and the third quarter of 2017, respectively.

The $0.3 million provision for loan losses for the third quarter of 2018 reflects loan growth and an increase in net charge-offs.  The third quarter provision for loan losses is lower than the $0.7 million recorded in the second quarter of 2018 and relatively flat to the third quarter of 2017.  The second quarter provision included the impact of an increase in non-performing loans during the quarter as a single commercial construction loan of $9 million was downgraded to nonaccrual status.

Non-interest income was $4.8 million in the third quarter of 2018, compared with $3.6 million in the second quarter of 2018 and $3.4 million in the prior year third quarter.  The third quarter of 2017 included the impact of a net reduction of noninterest income related to investments in historic rehabilitation tax credits of $0.4.  There were no new significant historic tax credit investments in the third quarter of 2018.

The Company is actively engaged in the community by financing historic rehabilitation projects in the City of Buffalo and enhances its yield by investing in the related tax credits.  When a project is completed, the Company begins to recognize tax benefits with an associated reduction in the investment.  In the third quarter of 2017, the positive net impact to net income was $0.3 million as a $1.0 million refundable New York State tax credit was recorded in non-interest income and a corresponding $0.6 million tax benefit was realized in income tax expense, offset by a $1.3 million write-off on the investment.  The write-off was contemplated when management priced the initial investment in the tax credit project.

Insurance revenue increased $1.3 million from the second quarter of 2018 and $1.0 million from last year’s third quarter to $3.2 million in the third quarter of 2018.  The R&S acquisition, which was effective July 1, 2018, contributed $0.8 million in revenue during the third quarter of 2018.  The remaining increase in insurance revenue was due to seasonally higher profit-sharing revenue.

Non-interest expenses of $11.5 million in the third quarter of 2018 increased 16% from the prior-year period and 12% from the second quarter of 2018.  Salaries and benefits costs were $7.1 million in the third quarter of 2018, an increase of 13% from last year’s third quarter, and 9% from the second quarter of 2018.  The increase in salaries and benefits costs is due to the additions of personnel from the R&S acquisition and strategic personnel hires to support the Company’s continued growth.

Technology and communications expenses were $0.9 million in the third quarter of 2018, an increase of $0.1 million from last year’s third quarter, but essentially flat compared with the second quarter of 2018.  Technology expenses increased from the prior year period due to an increase in online banking costs and ATM card fees.

Other non-interest expenses were $1.4 million for the three-month period ended September 30, 2018, an increase of $0.4 million from the second quarter of 2018 and last year’s third quarter.  The increase is attributable to a community contribution accrual of $0.4 million during the third quarter of 2018.  The Company did not have comparable contributions in either of the comparative periods.  The significant community contribution is part of the Company’s deployment of the benefits of federal tax reform, which has included increased returns to shareholders through higher dividends and a bonus paid to most employees in the first quarter of 2018.

The Company’s efficiency ratio in the third quarter of 2018 was 66.9%, an increase from 64.5% in the second quarter of 2018 and 66.2% in last year’s third quarter.  The increase in the efficiency ratio reflects the higher level of non-interest expense growth when compared with revenue growth.  The non-interest expense growth includes the significant community contribution accrual recorded in the third quarter of 2018.

Income tax expense was $0.3 million, or an effective tax rate of 6.7%, for the third quarter of 2018 compared with $1.2 million, or 23.3%, in the second quarter of 2018 and $0.7 million, or 16.6%, in last year’s third quarter.  Income taxes were reduced by $0.7 million in the current quarter due to a change in estimate of when certain state historic tax credits will be taxable for federal purposes.  The Company has determined that these tax credits will be subject to lower federal tax rates resulting from recent tax reform.  Historic tax credit transactions lowered the effective tax rate by 13.8% in the third quarter of 2018 compared with no impact on the second quarter of 2018, and 12.4% in last year’s third quarter.  The effective rate in the second and third quarters of 2018 also reflects the benefit of federal tax reform, which decreased the Company’s marginal federal income tax rate from 34% to 21%.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $35.7 million for the first nine months of 2018, a $4.9 million or 16% increase from the first nine months of 2017. The increase in net interest income is attributable to a $175 million or 16% increase in average interest-earning assets partially offset by a 1 basis point decrease in net interest margin. The increase in average interest-earning assets reflects average loan growth of $152 million or 16% to $1.1 billion during the first nine months of 2018. Most of the growth was in commercial loans, including $87 million in average commercial real estate loans and $44 million in average C&I loans.

The Company’s net interest margin was 3.80% in the first nine months of 2018, compared with 3.81% in the prior year period.  The yield on average interest-earning assets increased 19 basis points from 4.31% to 4.50%.  Average loan yields increased 18 basis points from 4.60% to 4.78%, reflecting the benefit of variable loan re-pricing as short-term interest rates rose.  The cost of interest-bearing liabilities was 0.90% for the nine-month period ended September 30, 2018, an increase of 23 basis points from the prior year period.  In reaction to the competitive deposit market the Company increased promotional pricing on certain deposit products, primarily time deposits.  The rate paid on average time deposits increased from 1.29% in the first ninth months of 2017 to 1.65% in the current year period.  Average time deposits were 23% of total interest-bearing liabilities in the first nine months of 2018, compared with 19% in the prior year period.

The Company recorded $1.7 million in provision for loan losses in the nine-month period ended September 30, 2018, compared with a provision of $0.1 million in the first nine months of 2017. The increase in provision for loan losses during the first nine months of 2018 compared with the prior year period reflects strong loan growth, an increase in specific reserves for impaired loans, higher criticized loans, and a higher net charge-off ratio.  Non-performing loans increased as a percentage of total loans from 1.29% at December 31, 2017 to 2.00% at September 30, 2018.  By comparison, non-performing loans as a percentage of total loans increased only 6 basis points in the first nine months of 2017, from 1.28% at December 31, 2016 to 1.34% at September 30, 2017.  The Company recorded $0.5 million in net charge-offs in the first nine months of 2018, or 0.06% of total average loans, compared with net recoveries of $0.1 million or (0.02)% of average total loans over the first nine months of 2017.

Non-interest income for the first nine months of 2018 of $12.2 million increased $2.2 million from the prior year period. The increase was predominantly a result of increased insurance service and fee revenue, and a lower reduction of income related to historic tax credit transactions.  Insurance service and fee revenue, the largest component of non-interest income, was $7.1 million for the nine month period ended September 30, 2018, a 14% increase from $6.2 million in the comparable period of the prior year.  The increase includes $0.8 million in revenue attributable to the R&S acquisition at the beginning of the third quarter of 2018.  The net impact of historic tax credit investments on non-interest income in the first nine months of 2017 was a reduction in income of $0.6 million while there was no significant reduction in 2018.

Total non-interest expense increased to $31.9 million in the first nine months of 2018, $3.7 million or 13% higher than the nine-month period ended September 30, 2017. The increase was mostly attributable to an increase in salaries and employee benefits costs.  Salaries and employee benefits costs were $20.2 million for the first nine months of 2018, a $2.3 million or 13% increase from $17.9 million in the prior year period. The year-over-year increase in salary and benefits expense reflects annual merit increases and personnel hires to support the Company’s growth strategy, including those employees added to the Company from the R&S acquisition. The increase included $0.4 million in salaries and benefits costs related to R&S personnel.  Technology and communications expenses increased $0.3 million to $2.5 million for the first nine months of 2018, reflecting an increase in online banking activity and ATM card fees.

The Company’s efficiency ratio for the first nine months of 2018 was 66.0%, compared with 67.8% during the prior-year period. The improvement in the ratio reflects the increase in net interest income and non-interest income, partially offset by the increase in non-interest expenses.

The Company recorded income tax expense of $2.5 million for the nine month period ended September 30, 2018, compared with $3.0 million in the first nine months of 2017.  The effective tax rate for the first nine months of 2018 was 17.2% compared with 24.0% in the comparable 2017 period.  The impact of the historic tax credits on the effective tax rate for the first nine months of 2018 was 5.0%, compared with 5.7% in the first nine months of 2017.  The lower effective rate in 2018 reflects the benefit of federal tax reform, which decreased the Company’s marginal federal income tax rate from 34% to 21%.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 9.60% at September 30, 2018, compared with 9.94% at June 30, 2018 and 10.11% at December 31, 2017.  Book value per share increased to $26.03 at September 30, 2018, compared with $25.63 at June 30, 2018, and $24.74 at December 31, 2017.

On August 9, 2018, the Company declared a semi-annual cash dividend of $0.46 per share on the Company’s outstanding common stock.  The dividend was paid on October 4, 2018 to shareholders of record as of September 12, 2018.  Earlier in the year, a $0.46 dividend was declared in February 2018 and paid in April 2018.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  The Company uses the Federal Home Loan Bank of New York as its primary source of overnight funds and also has one long-term advance with FHLBNY.  The Company had $10 million in borrowed funds at FHLBNY at September 30, 2018 and June 30, 2018, compared $88 million at December 31, 2017.  The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk.  The Company’s funding strategy has resulted in significant time deposit growth, resulting in less usage of the FHLBNY overnight line of credit.  The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Advances of up to $312 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At September 30, 2018, approximately 5% of the Bank’s securities had contractual maturity dates of one year or less and approximately 22% had maturity dates of five years or less.  Additionally, mortgage-backed securities, which comprise 57% of the investment portfolio at September 30, 2018, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases.  In the Company’s internal stress test at September 30, 2018, the Company had net short-term liquidity of $266 million as compared with $237 million at December 31, 2017.  Available assets of $156 million, divided by public and purchased funds of $260 million, resulted in a long-term liquidity ratio of 60% at September 30, 2018, compared with 49% at December 31, 2017.

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
	(in thousands)

	September 30, 2018	December 31, 2017
Changes in interest rates

+200 basis points	$1,843	$1,907
+100 basis points	3,095	2,927

-100 basis points	(3,419)	(3,268)
-200 basis points	NM	NM

Many assumptions were utilized by management to calculate the impact that changes in interest rates may have on the Bank’s net interest income.  The more significant assumptions related to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities.  The Bank assumed immediate changes in rates including 200 basis point rate changes.  In the 200 basis point rate reduction scenario, the applicable rate changes may be limited to lesser amounts such that interest rates are not less than zero.  The assumptions in the Company’s projections are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions such as those previously described, which management may take to counter such changes.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table and changes in such amounts are not considered significant to the Bank’s projected net interest income.

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of September 30, 2018 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of 2018, the Company purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
July 2018:
July 1, 2018 - July 31, 2018	-	$-	-	100,000
August 2018:
August 1, 2018 - August 31, 2018	2,263	$47.00	-	100,000
September 2018:
September 1, 2018 - September 30, 2018	714	$46.80	-	100,000

Total:	2,977	$46.95	-	100,000

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

(2)

On October 17, 2017, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock (the “2017 Repurchase Program”). The 2017 Repurchase Program expires 24 months after its adoption and may be suspended or discontinued by the Board of Directors at any time. The maximum number of shares that may be purchased under the 2017 Repurchase Program as of September 30, 2018 was 100,000.

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – September 30, 2018 and December 31, 2017; (ii) Unaudited Consolidated Statements of Income – Three months ended September 30, 2018 and 2017; (iii) Unaudited Consolidated Statements of Income – Nine months ended September 30, 2018 and 2017; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended September 30, 2018 and 20167; (v) Unaudited Statements of Consolidated Comprehensive Income – Nine months ended September 30, 2018 and 2017; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Nine months ended September 30, 2018 and 2017; (vii) Unaudited Consolidated Statements of Cash Flows – Nine months ended September 30, 2018 and 2017; and (vii) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              Evans Bancorp, Inc.

DATE

November 1, 2018

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

November 1, 2018

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer)