Form 10-K
period 2018-12-31
EVANS BANCORP INC
filed 2019-02-28
CIK 842518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2018

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

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller reporting company	X
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act□

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

On June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $213 million, based upon the closing sale price of a share of the registrant’s common stock on NYSE American, LLC.

As of February 15, 2019, 4,853,212 shares of the registrant’s common stock were outstanding.

Exhibit Index on Page 122

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2019 Annual Meeting of Shareholders, to be held on April 25, 2019, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

At December 31, 2018, the Company had consolidated total assets of $1.4 billion, deposits of $1.2 billion and stockholders’ equity of $132 million.

The Company’s primary business is the operation of its subsidiaries.  It does not engage in any other substantial business activities.  The Company has two direct wholly-owned subsidiaries: (1) Evans Bank, N.A. (the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York; and (2) Evans National Financial Services, LLC (“ENFS”), which owns 100% of the membership interests in The Evans Agency, LLC (“TEA”), which sells various premium-based insurance policies on a commission basis.  At December 31, 2018, the Bank represented 99% and ENFS represented 1% of the consolidated assets of the Company.  Further discussion of our segments is included in Note 19 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Evans Bank, N.A.

The Bank is a nationally chartered bank that has its headquarters at One Grimsby Drive, Hamburg, NY, and a total of 15 full-service banking offices in Erie County, Niagara County, and Chautauqua County, NY.

At December 31, 2018, the Bank had total assets of $1.4 billion, investment securities of $134 million, net loans of $1.1 billion, deposits of $1.2 billion and stockholders’ equity of $127 million, compared with total assets of $1.3 billion, investment securities of $149 million, net loans of $1.1 billion, deposits of $1.1 billion and stockholders’ equity of $119 million at December 31, 2017.  The Bank offers deposit products, which include checking and negotiable order of withdrawal (“NOW”) accounts, savings accounts, and certificates of deposit, as its principal source of funding.  The Bank’s deposits are insured up to the maximum permitted by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

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

The Evans Agency, LLC

TEA, a property and casualty insurance agency, is a wholly-owned subsidiary of ENFS.  TEA is headquartered in Hamburg, NY, with offices located throughout Western New York.  TEA is a full-service insurance agency offering personal, commercial and financial services products.  For the year ended December 31, 2018, TEA had total revenue of $9 million.

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

TEA purchased the assets of Richardson and Stout, Inc. (“R&S”) on July 1, 2018 for $5 million.  R&S was an insurance agency in Wellsville, NY that offered personal and commercial property and casualty insurance agency services.

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

As an approximate indication of the Company’s competitive position, the Bank had the sixth most deposits in the Buffalo, NY metropolitan statistical area according to the FDIC’s annual deposit market share report as of June 30, 2018 with 3% of the total market’s deposits of $43 billion.  By comparison, the market leaders, M&T Bank and Key Bank, had 79% of the Buffalo, NY metropolitan statistical area deposits combined.  The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state laws and regulations that are intended to protect depositors and customers.  Additionally, because the Company is a public company with shares traded on the NYSE American, it is subject to regulation by the Securities and Exchange Commission, as well as the listing standards required by NYSE American.  To the extent that the following summary describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Any change in the applicable law or regulation, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material adverse effect on the Company's business, financial condition and results of operations.

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

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios.  In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership Federal government corporation established to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized FICO assessment rate is 0.14 basis points, or approximately 0.04 basis points per quarter.  These assessments will continue until the interest payments are fully funded for the Financing Corporation bonds, which mature in September 2019.  Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the deposit insurance assessment base was redefined in 2011 to reflect average consolidated total assets less average tangible equity.  The result is that larger financial institutions, which have more assets leveraged with non-deposit wholesale funds, generally have paid a greater percentage of the aggregate insurance assessment and smaller banks, including the Bank, have paid less.

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

Dividends paid by the Bank have been the Company's primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank.  Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years.  As of December 31, 2018, approximately $22 million was available for the payment of dividends without prior OCC approval.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements.  At December 31, 2018, the Bank was in compliance with these requirements.

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

Capital Adequacy

The Company and its subsidiary bank are required to comply with applicable capital adequacy standards established by the federal banking agencies.  In July 2013, the Federal Reserve Board, the OCC, and the FDIC approved final rules (the “Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.  These rules went into effect as to the Company and the Bank on January 1, 2015, subject to phase-in periods for certain components and other provisions.

Basel III and the Capital Rules.  The Capital Rules generally implemented the Basel Committee’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including Evans Bancorp, Inc., and Evans Bank N.A., as compared to the U.S. general risk-based capital rules that were applicable to the Company through December 31, 2014.  The Capital Rules revised the definitions and the components of regulatory capital, and addressed other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Capital Rules also addressed asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios.

Among other matters, the Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expanded the scope of the deductions from and adjustments to capital as compared to the previous regulations.

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

The Capital Rules also introduced a new “capital conservation buffer,” composed entirely of CET1, on top of the minimum risk-weighted asset ratios described above, which was designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall.  The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and increased by 0.625% on each subsequent January 1 until it was fully phased-in on January 1, 2019.  The capital standards applicable to the Company, as fully phased-in include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%; (iii) Total capital to risk-weighted assets of at least 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

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

The Company’s regulatory capital ratios under risk-based capital rules in effect through December 31, 2018 are presented in Note 22 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act)

The Dodd-Frank Act, enacted in 2010, is widely regarded as the most sweeping change to financial regulation since the Great Depression.  The law was intended to promote robust supervision and regulation of financial firms; establish comprehensive supervision of financial markets; protect consumers and investors from financial abuse; provide the government with the tools to manage a financial crisis; and raise international regulatory standards and improve international cooperation.  Some of the most significant aspects of The Dodd-Frank Act include:

I.

The creation of a new oversight regulator, the Financial Stability Oversight Council.  The council of regulators monitors the financial system for systemic risk and will determine which entities pose significant systemic risk and should be subject to greater federal regulation and oversight.

II.

The Collins Amendment, which requires the federal banking agencies to establish minimum leverage capital and risk-based capital requirements for insured depository institutions, depository institution holding companies and non-bank financial companies supervised by the FRB (also known as systemically significant financial institutions).  The Collins Amendment provides that certain hybrid financial instruments, such as trust preferred securities, issued on or after May 19, 2010, are excluded from Tier 1 capital.  For certain large depository institution holding companies (greater than $15 billion in assets at December 31, 2009), hybrid financial instruments issued before May 19, 2010 were phased out of Tier 1 capital over a three-year period beginning January 1, 2013.  The Company was well below this threshold at December 31, 2009.  At December 31, 2018, the Company had $11.3 million in trust preferred securities included in Tier 1 capital.

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

IV.

A number of deposit insurance reforms, which have generally benefited the Bank.  First, the Dodd-Frank Act redefined the deposit insurance assessment base to reflect consolidated total assets less average tangible equity.  The result is that larger financial institutions, which have more assets leveraged with non-deposit wholesale funds, have paid a greater percentage of the aggregate insurance assessment, while smaller banks (such as the Bank) have paid less than they would have under the prior rules.  The Dodd-Frank Act also increased the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35%, but exempted institutions with assets less than $10 billion from funding the cost of the increase.  The act also permanently increased deposit insurance coverage to $250,000 per account (subject to certain limitations).

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

2018 Regulatory Reform – The EGRRCPA

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act.  While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion.  Many of these changes could result in meaningful regulatory relief for community banks such as the Bank.

The EGRRCPA, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8-10%. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules.  The EGRRCPA also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “HC Policy Statement”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion.  This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act.  In addition, the EGRRCPA includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

The EGRRCPA requires the enactment of a number of implementing regulations, the details of which may have a material effect on the ultimate impact of the law.  It is difficult at this time to predict when or how any new standards under the EGRRCPA will ultimately be applied to us or what specific impact the EGRRCPA, and the yet-to-be-written implementing rules and regulations, will have on community banks.

Regulation of Insurance Agency Subsidiary

TEA is regulated by the New York State Department of Financial Services.  As of the date of this report, TEA meets and maintains all licensing and continuing education requirements required by the State of New York.

Monetary Policy and Economic Control

The commercial banking business is affected not only by general economic conditions, but also by the monetary policies of the FRB.  Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign branches and the imposition of, and changes in, reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB.  These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits.  The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future.  The monetary policies of these agencies are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the United States Government.  Future monetary policies and the effect of such policies on the future business and earnings of the Company cannot be predicted.

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

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (“TCJA”), which represents one of the most significant overhauls to the United States federal tax code since 1986, was signed into law on December 22, 2017.  The most significant impact of the TCJA has been on the Company’s marginal federal tax rate in 2018 and beyond, which decreased from 35% to 21%. The change in the corporate tax rate resulted in a $2.1 million expense related to the remeasurement of the Company’s deferred tax asset as of December 31, 2017.  Approximately $0.6 million of the $2.1 million expense is associated with deferred taxes related to unrealized gains on available-for-sale investment securities and the unamortized actuarial losses on the Pension Plan and the SERPs which were originally created through other comprehensive income (“OCI”).  The Company reclassified the $0.6 million charge related to deferred tax expense for items originally recorded through OCI from OCI to retained earnings per ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” released in February 2018 and early adopted by the Company for the period ended December 31, 2017.

Other significant aspects of the TCJA that have a direct impact on the Company include:

•

The Company is active in the historic rehabilitation tax credit (“HTC”) market.  Before TCJA, HTC’s were allowed for 20% of qualified rehabilitation expenses (“QRE”) in the year the property is placed in service.  For properties owned before December 31, 2017 on which construction was started by June 22, 2018 and completed by December 22, 2019, the old rules still apply.  The Company has two remaining projects that fit these criteria.  For all other projects, the HTC for 20% of QRE will now be taken over a 5 year period rather than all in the first year.  This delay in cash flows to investors has negatively impacted the pricing on HTC’s.  The Company earned $1.2 million in net income on HTC investments in 2018 and had historic tax credit investments valued at $1.2 million as of December 31, 2018.

•

The TCJA limits the deductibility of executive compensation.  The TCJA expands the definition of “covered employees” for purposes of Section 162(m) of the Internal Revenue Code to include the CFO, CEO, and the three most highly compensated officers for the tax year and, once designated as a covered employee, an individual is a covered employees for all future years.  Previously, if a covered employee retired, the individual would no longer be considered “covered” in retirement and therefore post-retirement payments to that individual would not be limited by Section 162(m).  This change impacts the SERP for one of the Company’s executive officers, who elected to receive his benefit in a lump sum payment.  In August 2018, the IRS issued Notice 2018-68, which provided guidance with respect to the amendments made to Section 162(m) and provided a transition rule applicable to certain outstanding arrangements (referred to as the “grandfather rule”).  Notice 2018-68 defines the term “written binding contract” for purposes of grandfathering.  Remuneration is grandfathered if it is payable under a written binding contract that was in effect on November 2, 2017, and not materially modified after that date, only to the extent the corporation is obligated under applicable law to pay the remuneration under the contract if the employee performs services or satisfies the vesting conditions.  Therefore, for the executive in question,  the Company is treating the vested portion of the SERP benefit on November 2, 2017, as subject to the grandfather rule of the new Section 162(m) so that vested portion of the SERP benefit is outside the scope of Section 162(m) and therefore deductible. Any increase in the executive’s SERP obligation after November 2, 2017 will be subject to the Section 162(m) limits on deductibility.

•

The TCJA allows for 100% deduction of the cost of qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023.  This benefit is scheduled to phase out in full by 2027.  Management expects that this will allow the Company to deduct capital expenses in full in the year of acquisition rather than over a period of time (3-7 years).  This is expected to delay tax payments for the Company but is unlikely to have a material effect on results of operations.

•

The TCJA repeals the 50% deduction for entertainment, amusement, or recreation activities and disallows employer deductions for meals provided for the convenience of the employer.  The impact of this change has not been material to the Company.

Given the complexity of the TCJA and on-going guidance from the U.S. Treasury regarding implementation of the TCJA it is possible there will be adjustments to the Company’s results of operations to reflect any such guidance provided.

AVAILABLE INFORMATION

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act are available without charge on the Company's website, www.evansbancorp.com - SEC filings section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  The Company is providing the address to its Internet site solely for the information of investors.  The Company does not intend its Internet address to be an active link or to otherwise incorporate the contents of the website into this Annual Report on Form 10-K or into any other report filed with or furnished to the SEC.  In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC on its website, www.sec.gov.

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

Economic conditions in the United States remained positive in 2018, which included national and local unemployment rates of 3.9% and 4.1%, respectively, as of December 31, 2018.  Although conditions in Western New York and the United States are currently good, a slowdown of the economy could occur in the future.  The last recession ended in 2009 and has been followed by 114 months of economic expansion.  In the post-World War II era, the average period of economic expansion has been 57 months.  This could indicate that we are in a longer than normal period of economic expansion and that there is increased risk of recession.   Even though the Company is a community institution servicing a local market, in a global economy, any deteriorating conditions in other parts of the world could affect the United States economically.  Such conditions could materially adversely affect the credit quality of the Company’s loans, and therefore, the Company’s results of operations and financial condition.

Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Credit Risks

At December 31, 2018, the Company's portfolio of commercial real estate loans totaled $698 million, or 60% of total loans outstanding, and the Company's portfolio of commercial and industrial (“C&I”) loans totaled $226 million, or 20% of total loans outstanding.  The Company plans to continue to emphasize the origination of commercial loans as they generally earn a higher rate of interest than other loan products offered by the Bank.  However, commercial loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of commercial real estate and C&I loans often depends on the successful operations and the income stream of the borrowers.  Commercial mortgages are collateralized by real property while C&I loans are typically secured by business assets such as equipment and accounts receivable.  Commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential mortgage loans.  Also, many of the Company's commercial borrowers have more than one commercial real estate or C&I loan outstanding with the Company.  Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan.  Commercial real estate loans in non-accrual status at December 31, 2018 were $14.6 million, compared with $8.9 million at December 31, 2017.  C&I loans in non-accrual status at December 31, 2018 were $1.7 million, unchanged from December 31, 2017.  Increases in the delinquency levels of commercial real estate and C&I loans could result in an increase in non-performing loans and the provision for loan losses, which could have a material adverse effect on the Company’s results of operations and financial condition.

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

In the Event the Company's Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, the Company's Earnings Could Decrease

The Company maintains an allowance for loan losses in order to capture the probable losses inherent in its loan portfolio.  There is a risk that the Company may experience significant loan losses which could exceed the allowance for loan losses.  In determining the amount of the Company's recorded allowance, the Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers, the effect of changes in the local economy on the value of the real estate and other assets serving as collateral for the repayment of loans, the effects on the Company's loan portfolio of current economic indicators and their probable impact on borrowers, and the Company's loan quality reviews.  The emphasis on the origination of commercial real estate and C&I loans is a significant factor in evaluating the allowance for loan losses.  As the Company continues to increase the amount of these loans in the portfolio, additional or increased provisions for loan losses may be necessary and would adversely affect the results of operations.  In addition, bank regulators periodically review the Company's loan portfolio and credit underwriting procedures, as well as its allowance for loan losses, and may require the Company to increase its provision for loan losses or recognize further loan charge-offs.  At December 31, 2018, the Company had a gross loan portfolio of $1.2 billion and the allowance for loan losses was $14.8 million, which represented 1.28% of the total amount of gross loans.  If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan losses or recognize further loan charge-offs, the Company may have to increase its allowance for loan losses or loan charge-offs which could have an adverse effect on the Company's operating results and financial condition.  Additionally, there can be no assurances that the Company's allowance for loan losses will be adequate to protect the Company against loan losses that it may incur.

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

Changes in interest rates also affect the value of the Company's interest-earning assets, and in particular, the Company's securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  At December 31, 2018, the Company's securities available for sale totaled $134 million.  Net unrealized losses on securities available for sale amounted to $2.3 million, net of tax.  Decreases in the fair value of securities available for sale could have an adverse effect on stockholders' equity or earnings.

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

As of December 31, 2018, the FRB had raised the targeted federal funds rate a total of 1.00% since December 2017.  These actions have begun to put pressure on the Company’s funding costs.  The cost of the Company’s interest-bearing liabilities increased in 2018 as the Company’s reliance on time deposits increased and low-cost savings deposit growth lagged.  There is risk that funding costs could continue to increase and that margin compression could have a material adverse effect on the Company’s results of operations and financial condition.

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

The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York (“FHLBNY”).  The Company uses FHLBNY as its primary source of borrowed overnight funds and also has several long-term advances with FHLBNY.  At December 31, 2018, the Company had a total of $10 million in borrowed funds with FHLBNY.  The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY.  As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY.  The Bank held FHLBNY stock with a fair value of $1.5 million as of December 31, 2018.

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

The TCJA Included Significant Changes in Tax Legislation Which Could Result in Significant Changes to the Company’s Future Tax Positions, Consumer Behavior, the Economy and Competition.

Given the significant change in the US tax law under the TCJA, there could be any number of consequences to the US economy and therefore the Company.  While corporations will benefit from the reduction in the federal income tax rate, the implications could result in more aggressive loan and deposit pricing or increased advertising by direct competitors of the Company or wage inflation that would increase the Company’s salaries and benefits costs.  Further, changes in the federal tax code for individuals could drive changes in consumer behavior that could impact the Company.  For example, new caps on the deductibility of mortgage interest could adversely affect the residential real estate market including a reduction in home prices (including homes serving as collateral for the Bank’s current residential mortgage loans) and a preference for renting rather than owning a home.  Any such occurrences could have a material adverse effect on the Company’s business, financial condition, and results of operations.

HTC rules also changed under the TCJA, with new credits now being taken over five years rather than all in the year in which the project is placed in service.  This delay in cash flows to investors in HTC projects, has negatively impacted the pricing on HTC’s.  It is possible that when the Company and other HTC investors lower their price on potential HTC opportunities, developers may not have sufficient funding to complete rehabilitation projects in the future and the HTC market could continue to be diminished.

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

The Company Operates in a Highly Regulated Environment and May Be Adversely Affected By Changes in Laws and Regulations

The Company and its subsidiaries are subject to regulation, supervision and examination by the OCC, FRB, and by the FDIC, as insurer of its deposits.  Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the deposit insurance funds and depositors.  Regulatory requirements affect the Company's lending practices, capital structure, investment practices, dividend policy and growth.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the imposition of deposit insurance premiums and other assessments, the classification of assets by a bank and the adequacy of a bank's allowance for loan losses.  Any change in such regulation and oversight could have a material adverse impact on the Bank, the Company and its business, financial condition and results of operations.

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

The Company’s Information Systems May Experience an Interruption or Breach in Security

The Company relies heavily on communications and information systems to conduct its business.  As a financial institution, we process a significant number of customer transactions and possess a significant amount of sensitive customer information.  As technology advances, the ability to initiate transactions and access data has become more widely distributed among mobile phones, personal computers, automated teller machines, remote deposit capture sites and similar access points.  Any failure, interruption, or breach in security or operational integrity of our communications and information systems, or the systems of third parties on which we rely to process transactions, could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan, and other systems.  There can be no assurance that failures, interruptions, or security breaches of the Company’s information systems will not occur or, if they do occur, that they will be adequately addressed.  Unauthorized third parties regularly seek to gain access to nonpublic, private and other information through computer systems. If customers’ personal, nonpublic, confidential, or proprietary information in the Company’s possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage, and financial loss.  Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of the Company’s systems, employees or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.  The occurrence of any failures, interruptions, or security breaches of the Company’s information systems could, among other consequences, damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, result in increased insurance premiums, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

In addition, as cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies have proposed enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, and would focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness.  We may become subject to new legislation or regulation concerning cybersecurity or the privacy of personally identifiable information and personal financial information or of any other information we may store or maintain.  We could be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or require changes to our business practices or privacy policies.  If cybersecurity, data privacy, data protection, data transfer or data retention laws are implemented, interpreted or applied in a manner inconsistent with our current practices, we may be subject to fines, litigation or regulatory enforcement actions or ordered to change our business practices, policies or systems in a manner that adversely impacts our operating results  In addition, increased cost of compliance with cybersecurity regulations, at the federal and state level, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Environmental Factors May Create Liability

In the course of its business, the Bank has acquired, and may acquire in the future, property securing loans that are in default.  There is a risk that the Bank could be required to investigate and clean-up hazardous or toxic substances or chemical releases at such properties after acquisition by the Bank in a foreclosure action, and that the Bank may be held liable to a governmental entity or third parties for property damage, personal injury and investigation and clean-up costs incurred by such parties in connection with such contamination.  The Bank may in the future be required to perform an investigation or clean-up activities in connection with environmental claims.  Any such occurrence could have a material adverse effect on our business, financial condition, and results of operations.

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

EMPLOYEES

As of December 31, 2018, the Bank had 237 employees, TEA had 67 employees, and FCS had 4 employees.  The Company had no direct employees.  Management believes that the Company’s subsidiaries have good relationships with their employees.

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

At December 31, 2018, the Bank conducted its business from its administrative office and 15 branch offices.  The Bank’s administrative office is located at One Grimsby Drive in Hamburg, NY.  The administrative office facility is 26,000 square feet and is owned by the Bank.  This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank.  The Bank also owns a building on Sunset Drive in Hamburg, NY that houses its Operations Center.

The Bank has 15 branch locations.  The Bank owns the building and land for five locations.  Of the remaining branch locations, nine are leased by the Bank and one is leased by TEA.

TEA operates from a 10,000 square foot office located at 6834 Erie Road, Derby, NY, which is owned by the Bank.  TEA has eight  retail locations.  The Bank owns three of the locations and leases two of the locations, and TEA owns one location and leases two locations.

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

Holders.  The approximate number of holders of record of the Company’s common stock as of February 6, 2019 was 1,198.

The amount and type (cash or stock), if any, of future dividends will be determined by the Company’s Board of Directors and will depend upon the Company’s earnings, financial conditions and other factors considered by the Board of Directors to be relevant.  The Bank pays a dividend to the Company to provide funds for: debt service on the junior subordinated debentures, a portion of the proceeds of which were contributed to the Bank as capital; dividends the Company pays; treasury stock repurchases; and other Company expenses.  As discussed above under “Item 1A. Risk Factors,” the Company is dependent upon cash flow from its subsidiaries in order to fund its dividend payments.  There are various legal limitations with respect to the Bank’s ability to supply funds to the Company.  In particular, under Federal banking law, the approval of the FRB and OCC may be required in certain circumstances, prior to the payment of dividends by the Company or the Bank.  As of December 31, 2018, approximately $22 million was available for the payment of dividends without prior OCC approval.  See Note 22 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information concerning contractual and regulatory restrictions on the payment of dividends.

PERFORMANCE GRAPH

The following Performance Graph compares the Company's cumulative total stockholder return on its common stock for a five-year period (December 31, 2013 to December 31, 2018) with the cumulative total return of the NYSE American Composite Index and NASDAQ Bank Index.  The comparison for each of the periods assumes that $100 was invested on December 31, 2013 in each of the Company's common stock and the stocks included in the NYSE American Composite Index and NASDAQ Bank Index and that all dividends were reinvested without commissions.  This table does not forecast future performance of the Company's stock.

Compare 5-Year Cumulative Total Return Among

Evans Bancorp, Inc.,

NYSE American Composite Index and NASDAQ Bank Index

Total Return Performance
Index
250
200
150
100
50
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
Evans Bancorp, Inc.
OMX NASDAQ Bank Index
NYSE American Composite Index

Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Evans Bancorp, Inc.	100.00	118.46	129.13	163.04	220.99	174.90
NASDAQ Bank	100.00	104.92	114.19	157.55	166.16	139.28
NYSE American - Composite Index	100.00	103.76	94.00	104.00	123.30	108.79

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
October 2018:
October 1, 2018 - October 31, 2018	-	$-	-	100,000
November 2018:
November 1, 2018 - November 30, 2018	47	$42.00	-	100,000
December 2018:
December 1, 2018 - December 31, 2018	-	$-	-	100,000

Total:	47	$42.00	-	100,000

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

(2)

On October 17, 2017, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock (the “2017 Repurchase Program”). The 2017 Repurchase Program expires 24 months after its adoption and may be suspended or discontinued by the Board of Directors at any time. The maximum number of shares that may be purchased under the 2017 Repurchase Program as of December 31, 2018 was 100,000.

Item 6.SELECTED FINANCIAL DATA

	As of and for the year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except for per share data)
Balance Sheet Data
Assets	$1,388,207	$1,295,633	$1,100,709	$939,107	$846,809
Interest-earning assets	1,304,256	1,214,806	1,030,113	873,450	785,302
Investment securities	133,789	149,152	97,205	98,758	97,132
Loans and leases, net	1,141,146	1,051,296	928,596	761,101	683,131
Deposits	1,215,058	1,051,229	939,974	802,982	707,635
Borrowings	24,472	108,869	49,689	32,151	38,808
Stockholders' equity	131,646	118,342	96,748	91,256	85,788

Income Statement Data
Net interest income	$48,107	$42,017	$35,248	$31,804	$31,099
Non-interest income	15,227	13,003	11,252	13,720	10,273
Non-interest expense	43,293	38,594	35,096	32,698	31,252
Net income	16,356	10,479	8,272	7,843	8,187

Per Share Data
Earnings per share - basic	$3.40	$2.21	$1.93	$1.85	$1.96
Earnings per share - diluted	3.32	2.16	1.90	1.82	1.92
Cash dividends	0.92	0.80	0.76	0.72	0.65
Book value	27.13	24.74	22.50	21.44	20.41

Performance Ratios
Return on average assets	1.20%	0.89%	0.80%	0.87%	0.98%
Return on average equity	13.20%	9.11%	8.74%	8.82%	9.84%
Net interest margin	3.77%	3.80%	3.67%	3.80%	4.01%
Efficiency ratio *	66.87%	68.50%	74.03%	71.83%	70.83%
Dividend payout ratio	27.06%	36.20%	39.38%	38.92%	33.16%

Capital Ratios
Tier 1 capital to average assets	9.73%	10.11%	9.49%	10.45%	10.84%
Equity to assets	9.48%	9.13%	8.79%	9.72%	10.13%

Asset Quality Ratios
Total non-performing assets to
total assets	1.37%	1.06%	1.09%	1.71%	1.25%
Total non-performing loans and
leases to total loans and leases	1.64%	1.29%	1.28%	2.07%	1.52%
Net charge-offs to
average loans and leases	0.06%	0.07%	0.02%	0.12%	0.03%
Allowance for loan and lease losses
to total loans and leases	1.28%	1.32%	1.48%	1.66%	1.80%

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

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This discussion is intended to compare the performance of the Company for the years ended December 31, 2018, 2017 and 2016.  The review of the information presented should be read in conjunction with Part I, Item 1: “Business” and Part II, Item 6: “Selected Financial Data” and Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Summary

Net income in 2018 was $16.4 million, a 56% increase from 2017 net income of $10.5 million, and 98% higher than 2016 net income of $8.3 million.  The results include the impact of the TCJA, which was signed into law in December 2017 and negatively impacted the value of the Company’s HTC investments.  The TCJA lowered the federal corporate income tax rate from 35% to 21% starting in 2018.  As a result, the Company’s deferred tax deductions have less value.  When the deferred tax asset was remeasured as of December 31, 2017, the impact was additional tax expense for 2017 of $2.1 million.

The primary driver of the increase in the Company’s net income during 2018 was the higher net interest income resulting from the Company’s significant loan growth since 2016.  Net interest income was $48.1 million in 2018, a 14% increase from 2017 and 36% higher than 2016, reflecting increases in average loans in 2018 of 15% and 31% compared with 2017 and 2016, respectively, while net interest margin was 3.77%, 3.80% and 3.67% in 2018, 2017 and 2016, respectively.

The increase in net interest income in 2018 when compared with 2017 and 2016 was partially offset by increases in non-interest expenses due to an investment in talent in the form of salaries and benefits expenses related to the R&S asset acquisition and for new and existing employees that management believes are critical to the Company’s growth strategy.  Salaries and benefits expense, the largest component of non-interest expenses, increased 14% and 10% in 2018 and 2017, respectively when compared with the preceding years.  The Company has also made a significant investment in technology, including more sophisticated ATM cards, online banking activity and software costs, resulting in increases in technology expenses of $0.5 million in 2018 when compared with 2017 and $1.1 million compared to 2016.

The largest component of the Company’s non-interest income, insurance service revenue, was $9.4 million in 2018, an increase of $1.5 million from 2017 and $2.9 million from 2016.  The R&S asset acquisition, which was effective July 1, 2018, contributed $1.3 million in revenue during 2018.  The remaining increases were due to strong revenue growth in various business lines including employee benefits and commercial and personal insurance commissions.

Provision for loan losses was $1.4 million, $0.7 million and $1.2 million in 2018, 2017 and 2016, respectively.  The increase in provision for loan losses during 2018 compared with the prior year reflects strong loan growth, an increase in specific reserves for impaired loans, and higher criticized loans.  Non-performing loans as a percentage of total loans increased from 1.29% at December 31, 2017 to 1.64% at December 31, 2018.

Strategy

The Company’s goal is to continue to increase market share and achieve scale while improving profitability and returning value to shareholders.  The Company’s biggest strength and earnings driver is commercial and small business lending.  The Company expects to continue to focus on building on this competitive advantage by adding personnel in this area.  Management has also bolstered its biggest driver of non-interest income, TEA, through both agency and talent acquisition as well as building out its employee benefits and financial services businesses.  In addition, management intends to continue to develop strategies to deepen existing customer relationships with tailored product sets that reward the Company’s most loyal customers.

The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives.  While the Company intends to focus its efforts on the pursuit of these strategies, there can be no assurance that the Company will successfully implement these strategies or that the strategies will produce the desired results.  The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense.  Net interest income accounted for 76% of total revenue in 2018.  To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market area.  To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.

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

The Company has focused its efforts on targeted groups in its community such as (1) smaller businesses with smaller credit needs but rich in deposits and other service needs; (2) middle market commercial businesses; (3) commercial real estate lending; (4) retail customers; and (5) municipal customers.    The overarching goal is to cross-sell between our insurance, financial services and banking lines of business to deepen our relationships with all of our customers.  These efforts contributed to the strong growth in the commercial loan portfolio, core deposits, and insurance agency revenue during fiscal 2018.

The Company strives to provide a personal touch to customer service and is committed to maintaining a local, community-based philosophy.  The Bank has emphasized hiring local branch and lending personnel with strong ties to the specific local communities it serves.

The Bank serves its market through 15 banking offices in Western New York.  The Company’s principal source of funding is through deposits, which it reinvests in the community in the form of loans and investments.  Deposits are insured up to the maximum permitted by the Deposit Insurance Fund of the FDIC.  The Bank is regulated by the OCC.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.  These policies, along with the disclosures presented in the other Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are valued in the Company’s Consolidated Financial Statements and how those values are determined.

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

Management’s methodology and policy in determining the allowance for loan losses can be found in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.  The activity in the allowance for loan losses is depicted in supporting tables in Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K

Goodwill and Intangible Assets

The amount of goodwill reflected in the Company’s Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill in an identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  As of December 31, 2018, TEA had $10.5 million in goodwill, which includes $2.4 million in goodwill relating to the asset acquisition of R&S in 2018.  The banking reporting unit does not have any goodwill.  All of the goodwill stems from the acquisition of various insurance agencies, not the purchase of diverse companies in which goodwill was subjectively allocated to different reporting units.  Therefore, a  total market capitalization reconciliation was not performed because not all of the reporting units had goodwill.

The R&S asset acquisition included $2.3 million in identifiable intangible assets.  $2.2 million of the identifiable intangible assets is related to customer relationships and will be amortized over a 7-year period and $0.1 million is attributable to the R&S trade name and will be amortized over a 5-year period.  The Company recorded $0.2 million in amortization expense related to the R&S asset acquisition during 2018.

Management valued TEA, the reporting unit with goodwill, using cash flow modeling and earnings multiple techniques.  When using the cash flow models, management considered historical information, the operating budget for 2019, economic and insurance market cycles, and strategic goals in projecting net income and cash flows for the next five years.  The fair value calculated substantially exceeded the book value of TEA.  The value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was higher than the value calculated using cash flow modeling, a result of conservative growth assumptions used by the Company in the cash flow model as well as an implied control premium in the multiple.  The multiple used was based on industry data and consistent with the previous year’s assumption.

The fair value determined in the impairment test was substantially higher than the carrying value for TEA.  Management used growth rates that are achievable over the long run through both soft and hard insurance cycles.  Excluding the revenue from the asset acquisition of R&S, TEA continued to grow its revenue in 2018, up 1% over 2017, despite lower profit sharing and insurance claims revenue which are event specific and can be less predictable. Including the R&S asset acquisition, TEA’s total revenue increased by 17.9% in 2018.  TEA’s largest revenue source, its commercial insurance commissions, experienced strong growth in 2018, when compared with 2017.  TEA significantly increased the size of its employee benefits sales and administrative team which resulted in almost doubling employee benefits revenue this year.

For further discussion of the Company’s accounting for goodwill and other intangible assets, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

Net Income

Net income of $16.4 million in 2018 consisted of $15.6 million related to the Company’s banking activities and $0.8 million related to the Company’s insurance agency activities.  The total net income of $16.4 million was a 56%  increase from $10.5 million in 2017.  Earnings per diluted share for 2018 of $3.32 were 54%  higher than the earnings per diluted share of $2.16 for 2017.  The 2017 results included a $2.1 million write-down of deferred tax assets related to the TCJA that reduced earnings per diluted share by $0.43.  Excluding this 2017 deferred tax asset write-down, 2018 net income increased $3.8 million or 30% over 2017.

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

AVERAGE BALANCE SHEET INFORMATION

The following table presents the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid in 2018, 2017, and 2016.  The assets and liabilities are presented as daily averages.  The average loan balances include both performing and non-performing loans.  Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest.  Available-for-sale securities are stated at fair value.  Interest and yield are not presented on a tax-equivalent basis.

	2018			2017			2016
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,105,426	$53,282	4.82%	$961,876	$44,379	4.61%	$841,443	$37,330	4.44%
Taxable securities	121,670	3,253	2.67%	100,836	2,466	2.45%	71,000	1,652	2.33%
Tax-exempt securities	27,784	650	2.34%	35,128	837	2.38%	38,014	926	2.44%
Interest bearing deposits at banks	20,062	427	2.13%	6,699	66	0.99%	9,333	47	0.50%
		-			-
Total interest-earning assets	1,274,942	$57,612	4.52%	1,104,539	$47,748	4.32%	959,790	$39,955	4.16%

Non interest-earning assets:
Cash and due from banks	13,932			13,545			13,157
Premises and equipment, net	10,483			10,957			11,350
Other assets	58,891			49,055			43,671

Total Assets	$1,358,248			$1,178,096			$1,027,968

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$115,193	$317	0.28%	$93,881	$206	0.22%	$87,215	$262	0.30%
Regular savings	572,921	3,707	0.65%	536,862	2,593	0.48%	478,252	2,318	0.48%
Time deposits	246,588	4,392	1.78%	160,440	2,088	1.30%	117,682	1,460	1.24%
Other borrowed funds	30,981	543	1.75%	26,491	397	1.50%	26,011	270	1.04%
Junior subordinated debentures	11,330	535	4.72%	11,327	426	3.76%	11,330	372	3.28%
Securities sold U/A to repurchase	6,166	11	0.18%	10,703	21	0.20%	12,884	25	0.19%

Total interest-bearing liabilities	983,179	$9,505	0.97%	839,704	$5,731	0.68%	733,374	$4,707	0.64%

Noninterest-bearing liabilities:
Demand deposits	235,998			208,898			185,029
Other	15,143			14,512			14,942
Total liabilities	$1,234,320			$1,063,114			$933,345

Stockholders' equity	123,928			114,982			94,623

Total Liabilities and Equity	$1,358,248			$1,178,096			$1,027,968

Net interest earnings		$48,107			$42,017			$35,248
Net interest margin			3.77%			3.80%			3.67%
Interest rate spread			3.55%			3.64%			3.52%

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

	2018 Compared to 2017			2017 Compared to 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)
	Volume	Rate	Total	Volume	Rate	Total

Interest earned on:
Loans	$6,851	$2,052	$8,903	$5,510	$1,539	$7,049
Taxable securities	543	244	787	726	88	814
Tax-exempt securities	(173)	(14)	(187)	(69)	(20)	(89)
Interest-bearing deposits at banks	229	132	361	(16)	35	19
Total interest-earning assets	$7,450	$2,414	$9,864	$6,151	$1,642	$7,793

Interest paid on:
NOW accounts	$52	$59	$111	$19	$(75)	$(56)
Savings deposits	184	930	1,114	283	(8)	275
Time deposits	1,366	938	2,304	553	75	628
Other borrowed funds	-	245	245	(23)	200	177
Total interest-bearing liabilities	$1,602	$2,172	$3,774	$832	$192	$1,024

Net interest income increased by $6.1 million, or 14%, to $48.1 million in 2018 from $42.0 million in 2017.  As indicated in the preceding table, this increase primarily resulted from increased loan volume and higher loan yields, partially offset by increased time deposit balances and higher savings and time deposit rates.  Overall, the increased volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $5.8 million, while the rates earned and paid on those respective assets and liabilities had a positive impact of $0.2 million.

The total commercial loan portfolio average balance, including commercial real estate and C&I loans, increased $121 million, or 15%, from a $780 million average balance in 2017 to a $901 million average balance in 2018.  Consumer loans, including residential mortgages and home equity lines of credit, increased 12% from a $195 million average balance in 2017 to a  $218 million average balance in 2018.

On the funding side, total average deposits increased $171 million, or 17%, year over year to $1.2 billion in 2018.  The Company has continued to be successful in attracting new deposit customers, with most of that success coming from growth in commercial demand deposit products, municipal savings deposits, and consumer and brokered time deposits.  Commercial deposits increased as the Company was able to attract new core customers and some current commercial customers maintained higher cash balances. The Company invested in its government banking program in an effort to enhance another opportunity to acquire core deposits.  The Company offered competitive rates for time deposits as a way to raise funds for loan growth and fix interest rates for a portion of its deposit portfolio.  Brokered time deposits provided an additional funding source for loan growth.  Consistent with the industry wide trend, rising interest rates have continued to lead to a shift in the Company’s deposit mix,  as consumer preferences move toward term products with higher rates, resulting in a decrease in consumer savings deposits and an increase in consumer time deposits.  Average time deposits grew $86 million, or 54% in 2018, consisting of increases of $70 million in consumer deposits that were largely funded by a shift from consumer savings accounts, and $16 million of brokered time deposits.  Average savings deposits grew $36 million, or 7%, in 2018, as increases of $55 million in municipal savings deposits and $21 million in commercial savings deposits, were partially offset by a $40 million decrease in consumer savings deposits which largely funded the growth in retail time deposits.  Average demand deposits grew $27 million, or 13%, in 2018, including increases of $18 million in commercial deposits, $6 million in municipal deposits and $3 million in retail deposits. Average NOW deposits increased $21 million, or 23%, in 2018, predominantly the result of higher municipal deposit balances.

Net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, decreased from 3.64% in 2017 to 3.55% in 2018.  The yield on interest-earning assets increased 20 basis points to 4.52% in 2018, while the cost of interest-bearing liabilities increased 29 basis points to 0.97% over the same time periods.  The increase in interest-earning asset yields is a result of strong loan growth during 2018 and the re-pricing of the Bank’s variable rate loan portfolio as a result of the 200 basis point increase in the target federal funds rate since December 2016.  Most of the Bank’s variable rate loan portfolio is tied to the Bank’s prime rate, which increases correspondingly with increases in the targeted overnight federal funds rate.  The increase in the cost of interest-bearing liabilities is the result of a competitive deposit market in which the Company increased promotional pricing on certain deposit products, primarily time deposits.  The rate paid on average time deposits increased from 1.30% in 2017 to 1.78% in 2018.  Average time deposits were 25% of total interest-bearing liabilities in 2018, compared with 19% in the prior year period.

The Company’s net interest margin decreased from 3.80% in 2017 to 3.77% in 2018, reflecting higher funding costs.  Several factors could continue to put pressure on the Company’s net interest margin in the future, including further flattening of the yield curve and increased pricing competition for loans and deposits.

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

Provision for Loan Losses

The Company’s provision for loan losses of $1.4 million was up from $0.7 million in 2017 due to loan growth, an increase in criticized loans, and an increase in non-performing loans.  The ratio of non-performing loans to total loans was 1.64% at December 31, 2018 compared with 1.29% at the end of 2017.    The Company records a specific reserve on impaired loans and a higher reserve percentage on criticized loan balances, or those loans risk-rated special mention or worse, which are collectively evaluated for impairment.  At December 31, 2018, criticized loans that were collectively evaluated for impairment totaled $20.1 million, compared with $18.3 million at December 31, 2017.  Overall, total loans collectively evaluated for impairment increased $82 million to $1.1 billion at the end of 2018 from $1.0 billion as of December 31, 2017 resulting in additional provision due to the loan growth qualitative factor.  There was not a material impact on the provision due to any changes in qualitative factors related to economic factors as the economy remained on a steady growth path with relatively low unemployment in the Company’s primary market area throughout 2018.

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

	At December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential mortgages	$1,463	$1,226	$862	$1,400	$1,296
Commercial and multi-family	5,945	8,938	1,874	3,574	3,162
Construction-residential	-	-	-	-	-
Construction-commercial	8,636	-	4,178	4,187	-
Home equities	1,253	1,119	1,261	1,058	415
Total mortgage loans on
real estate	17,297	11,283	8,175	10,219	4,873

Commercial and industrial loans	1,694	1,749	3,106	5,312	5,500
Consumer and other loans	-	9	17	14	17

Total non-accruing loans
and leases	$18,991	$13,041	$11,298	$15,545	$10,390

Accruing loans 90+ days past due	-	674	722	497	201
Total non-performing loans
and leases	$18,991	$13,715	$12,020	$16,042	$10,591

Total non-performing loans and
leases to total assets	1.37%	1.06%	1.09%	1.71%	1.25%
Total non-performing loans and
leases to total loans and leases	1.64%	1.29%	1.28%	2.07%	1.52%

Non-performing loans increased $5.3 million from $13.7 million at December 31, 2017 to $19.0 million at December 31, 2018.  The increase in 2018 was primarily driven by one large commercial loan relationship of $8.6 million moving to nonaccrual status, partially offset by a $3.4 million pay down of a commercial real estate loan that had been the Company’s largest non-performing loan as of December 31, 2017. Non-accruing loans increased $6.0 million from $13.0 million at December 31, 2017 to $19.0 million at December 31, 2018.  There were no accruing loans categorized as 90 days past due at December 31, 2018, compared with $0.7 million at December 31, 2017.

The Company had $17.6 million in loans that were restructured and deemed to be a troubled debt restructuring (“TDR”) at December 31, 2018 with $12.9 million of those balances in non-accrual status, compared with $7.3 million and $4.4 million, respectively, at December 31, 2017.  The increase in TDR loans reflects the restructuring of the non-accruing construction loan discussed above and the restructuring of a $1.6 million C&I loan.  Any TDR that is placed on non-accrual is not returned to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the restructurings were completed in an effort to maximize the Company’s ability to collect on loans where borrowers were experiencing financial difficulty.  Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2018 and 2017.  The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.

The following table presents the Company’s TDR loans as of December 31, 2018 and 2017:

	December 31, 2018
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,282	$275	$2,007	$154

Residential real estate:
Residential	1,617	266	1,351	14
Construction	-	-	-	-

Commercial real estate:
Commercial and multi-family	4,164	3,571	593	-
Construction	8,753	8,637	116	716

Home equities	756	122	634	-
Consumer and other loans	23	-	23	23

Total TDR loans	$17,595	$12,871	$4,724	$907

	December 31, 2017
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$734	$220	$514	$8
Residential real estate:
Residential	1,656	271	1,385	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,854	3,767	87	236
Construction	187	-	187	-
Home equities	794	128	666	-
Consumer and other	25	-	25	24
Total TDR loans	$7,250	$4,386	$2,864	$268

Allowance for Loan and Lease Losses

The following table summarizes the Bank’s allowance for loan and lease losses and changes in the allowance for loan losses by categories:

	2018	2017	2016	2015	2014
	(in thousands)
BALANCE AT THE BEGINNING
OF THE YEAR	$14,019	$13,916	$12,883	$12,533	$11,503
CHARGE-OFFS:
Residential mortgages	(86)	-	-	(66)	-
Commercial and multi-family	(262)	(127)	-	(139)	(57)
Home equities	(27)	(1)	-	-	(2)
Commercial and industrial loans	(203)	(791)	(360)	(799)	(957)
Consumer and other loans	(113)	(66)	(47)	(43)	(46)
TOTAL CHARGE-OFFS	(691)	(985)	(407)	(1,047)	(1,062)

RECOVERIES:
Residential mortgages	-	-	2	2	18
Commercial and multi-family	-	-	59	44	58
Home equities	1	3	3	-	-
Direct financing leases	-	-	-	-	173
Commercial and industrial loans	41	323	151	126	574
Consumer and other loans	12	24	16	9	40
TOTAL RECOVERIES	54	350	231	181	863

NET CHARGE-OFFS	(637)	(635)	(176)	(866)	(199)
PROVISION FOR LOAN
AND LEASE LOSSES	1,402	738	1,209	1,216	1,229
BALANCE AT THE END OF YEAR	$14,784	$14,019	$13,916	$12,883	$12,533

RATIO OF NET CHARGE-OFFS
TO AVERAGE
NET LOANS AND LEASES
OUTSTANDING	0.06%	0.07%	0.02%	0.12%	0.03%

RATIO OF ALLOWANCE FOR
LOAN AND LEASE LOSSES TO
TOTAL LOANS AND LEASES	1.28%	1.32%	1.48%	1.66%	1.80%

Net charge-offs of $0.6 million in 2018 remained relatively flat compared with 2017.  The ratio of net charge-offs to average net loans outstanding correspondingly decreased from 0.07% in 2017 to 0.06% in 2018.  The largest charge-off in 2018 was a $0.3 million partial charge-off of a commercial real estate loan.  The loan was charged-off when it was determined that the non-accruing loan was no longer collectible and the value of the collateral supporting the loan was appraised lower than the outstanding loan balance.

An allocation of the allowance for loan losses by portfolio type over the past five years follows:

	Balance at 12/31/2018:	Percent of loans to total loans:	Balance at 12/31/2017:	Percent of loans to total loans:	Balance at 12/31/2016:	Percent of loans to total loans:	Balance at 12/31/2015:	Percent of loans to total loans:	Balance at 12/31/2014:	Percent of loans to total loans:
	(in thousands)
Residential
mortgages*	$1,121	14%	$950	12%	$769	13%	$909	14%	$941	14%
Commercial
mortgages*	8,844	60%	7,409	59%	7,890	59%	7,135	59%	5,650	58%

Home equities	345	6%	347	7%	348	7%	371	8%	819	9%
Commercial
loans	4,368	20%	5,204	22%	4,813	21%	4,383	19%	4,896	19%
Consumer
loans**	106	-%	109	-%	96	-%	85	-%	78	-%

Unallocated	-	-%	-	-%	-	-%	-	-%	149	-%
	$14,784	100%	$14,019	100%	$13,916	100%	$12,883	100%	$12,533	100%

* includes construction loans

** includes other loans

Commercial mortgages comprised 60% of the allowance for loan losses, and correspondingly, the commercial mortgage portfolio made up the largest proportion, or 60%, of the total loan portfolio as of December 31, 2018, as compared with 53% of the allowance and 59% of the total loan portfolio at December 31, 2017.  The increase in the percentage of the allowance attributed to commercial mortgages reflected the increase in impaired loans within the commercial real estate portfolio.

C&I loans comprised  30% of the allowance for loan losses despite being only 20% of the loan portfolio as of December 31, 2018.  C&I loans have the highest historical loss experience compared to the other portfolio segments and this is reflected in the allowance allocated to the different portfolio segments.  Therefore, C&I loans have the highest allowance allocation as a percentage of the portfolio segment when compared with the other portfolio segments.

Overall, the ratio of the allowance for loan losses to total loans decreased from 1.32% at December 31, 2017 to 1.28% on December 31, 2018.  The decrease is a reflection of loan growth and a sustained level of low charge-offs.  The non-performing loans to total loans ratio increased from 1.29% at the end of 2017, to 1.64% at the conclusion of 2018.

The Company maintains a robust loan review process to ensure that specific credits are appropriately graded and reserved.  Management believes that the allowance for loan losses is reflective of a fair assessment of the current environment and credit quality trends.

Non-Interest Income

Total non-interest income increased by $2.2 million from $13.0 million in 2017 to $15.2 million in 2018.   The primary factor driving the increase was revenue growth in insurance services fees of 19%, or $1.5 million to $9.4 million.  TEA’s revenue remains the largest component of non-interest income at 58% of total non-interest income.  TEA is a source of diversification in the earnings of the Company and helps generate income not directly impacted by difficult credit or interest rate environments.  The largest contributors of the increase in insurance income from 2017 were commercial and personal lines revenue of $0.6 million and $0.5 million, respectively.  The asset acquisition of R&S during 2018 contributed $1.0 million to total commercial and personal lines revenue.  Employee benefit revenue increased $0.3 million from 2017 as TEA increased sales staff and management to boost production.

Interchange fee income increased $0.3 million to $1.8 million in 2018 due to higher debit card activity during the year. Bank-owned life insurance (“BOLI”) income decreased $0.2 million to $0.7 million in 2018 due to a gain on an insurance claim made in the fourth quarter of 2017.  There were no claims made in 2018.

The Company is actively engaged in the community by financing historic rehabilitation projects in Buffalo and enhances its yield by investing in related tax credits.  When a project is completed, the Company recognizes tax benefits with a related reduction in the investment.  The impact on non-interest income from historic tax credit investments was a $0.9 million loss in 2018, compared with a $1.2 million loss in 2017.  There was also a corresponding $2.0 million tax benefit realized in income tax expense in 2018, compared with $1.9 million in 2017.    For further discussion of the Company’s accounting for historic tax credit transactions, see Note 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Non-Interest Expense

Total non-interest expense increased $4.7 million, or 12%, from $38.6 million in 2017 to $43.3 million in 2018.  The largest increases in non-interest expense in 2018 when compared with 2017 were salaries and employee benefits, which increased $3.3 million, or 14%, and technology and communication expenses, which increased $0.5 million, or 18%.

The increase in salaries and employee benefits stems from the R&S asset acquisition, merit increases, higher incentive compensation and the addition of new employees as a part of the Company’s planned growth strategy.  Technology and communications expenses increased due to higher ATM card activity, online banking activity and software costs.  FDIC insurance expense increased $0.3 million, or 38%, as a result of higher average assets due to loan growth and interest-bearing deposits at banks.  Amortization of intangibles increased $0.2 million due to the asset acquisition of R&S.

The efficiency ratio expresses the relationship of operating expenses to revenues.  The Company's efficiency ratio, or non-interest operating expenses (exclusive of non-cash intangible amortization) divided by the sum of net interest income and non-interest income (exclusive of gains and losses from investment securities and tax credit investments), improved to 66.87% in 2018 from 68.50% in 2017.  The decrease occurred as growth in net interest income (14%) and non-interest income (17%) exceeded non-interest expense growth of 12%.  While the Company’s growth strategy has resulted in continued rising non-interest expenses, the investments in people and infrastructure made in previous years were able to be leveraged for improved efficiency in 2018.

Taxes

Income tax expense for the year was $2.3 million, representing an effective tax rate of 12.2% compared with an effective tax rate of 33.2% in 2017.  The decrease in the effective tax rate was due to the $2.1 million charge relating to the remeasurement of the deferred tax assets resulting from the TCJA in 2017, the lowering of the Company’s federal tax rate from 35% to 21% effective January 1, 2018, and historic tax credit transactions.  Excluding the impact of the historic tax credit transactions and the remeasurement of the deferred tax asset, the effective tax rates were 22.2% and 29.7% in 2018 and 2017, respectively.  For further discussion of the Company’s income taxes, including a reconciliation from the statutory rate to the actual rate for 2018 and 2017, see Note 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

Net Income

Net income of $10.5 million in 2017 consisted of $9.6 million related to the Company’s banking activities and $0.9 million related to the Company’s insurance agency activities.  The total net income of $10.5 million was a 27% increase from $8.3 million in 2016.  Earnings per diluted share for 2017 of $2.16 were 14% higher than the earnings per diluted share of $1.90 for 2016.    Excluding the impact of the $2.1 million deferred tax asset expense related to the remeasurement due to the TCJA, 2017 net income was $12.6 million, or $2.59 per diluted share, which was 36% higher than 2016.

Net Interest Income

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

On the funding side, the Company’s primary growth vehicles shifted during 2017 from retail savings deposits to municipal savings deposits and retail time deposits.  Growth in commercial demand deposit products continued to be strong and reflected the Company’s increased C&I loan production which often included demand deposits from the borrower.  Average demand deposits grew $24 million, or 13%, to $209 million in 2017.  The $24 million of growth included $16 million in commercial deposits, $5 million in retail deposits, and $3 million in municipal deposits.  Total average deposits increased $132 million, or 15%, year over year to $1.0 billion in 2017.  Short-term interest rates rose sharply during 2017 as a result of increased federal funds rates by the FRB.  Given the significant size of its savings deposit portfolio, the Company maintained pricing discipline on savings deposits to prevent re-pricing the portfolio and increasing funding costs.  As a result, consumers shifted to time deposits to earn a higher yield even if it fixed their rate for a period of time.  This dynamic resulted in higher time deposit growth and lower savings deposit growth in 2017 compared with 2016.  Average retail savings deposits grew $26 million, or 7%, in 2017, compared with $64 million, or 22%, in 2016.  By comparison, average time deposits increased $43 million, or 36%, in 2017, compared with $15 million, or 15%, in 2016.  Management compensated for the slowdown in retail savings deposit growth with a renewed focus on its government banking program by hiring additional personnel to enhance the Bank’s ability to provide services in this area.  This investment resulted in $29 million, or 80%, growth in average municipal savings deposits to $66 million in 2017, compared with $3 million, or 10%, growth in the previous year.

Net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, increased from 3.52% in 2016 to 3.64% in 2017.  The yield on interest-earning assets increased 16 basis points from 4.16% in 2016 to 4.32% in 2017, while the cost of interest-bearing liabilities increased 4 basis points to 0.68% over the same time periods.  The increase in interest-earning asset yields was a result of the re-pricing of the Bank’s variable rate loan portfolio as a result of the 100 basis point increase in the target federal funds rate since December 2016.  Most of the Bank’s variable rate loan portfolio is tied to the Bank’s prime rate, which increases correspondingly with increases in the targeted overnight federal funds rate.  The increase in the cost of interest-bearing liabilities reflected the shift in the deposit portfolio mix to time deposits which pay a higher rate on average than savings deposits. The rates paid on the Bank’s other borrowed funds also increased in 2017, reflecting the general market increase in short-term rates as the Bank’s borrowings are concentrated in overnight funds which re-price daily.

The Company’s net interest margin increased from 3.67% in 2016 to 3.80% in 2017, reflecting the higher net interest spread.

Provision for Loan Losses

The Company’s provision for loan losses declined to $0.7 million in 2017 from $1.2 million in 2016.  The lower provision reflects an improvement in reserves for impaired loans and the level of criticized loans, partially offset by provision for loan growth.  The allowance for loan loss allocation for impaired loans decreased from $2.0 million at the end of 2016 to $1.1 million at December 31, 2017.  The lower reserve for impaired loans reflects a decrease in reserve on the Company’s largest impaired loan after the loan was paid down as part of a restructuring in the third quarter of 2017.  At December 31, 2017, criticized loans that were collectively evaluated for impairment were $18.3 million, compared with $28.1 million at December 31, 2016.  Overall, total loans collectively evaluated for impairment increased $122 million to $1.0 billion at the end of 2017 from $927 million as of December 31, 2016 resulting in provision for loan growth.  There was not a material impact on the provision due to any changes in qualitative factors related to economic factors as the economy remained on a steady growth path with relatively low unemployment throughout 2017.

Non-performing loans increased $1.7 million from $12.0 million at December 31, 2016 to $13.7 million at December 31, 2017.  The increase in 2017 was primarily driven by one large commercial loan relationship of $3.4 million moving to nonaccrual status, partially offset by a pay down of $1.9 million in a loan that had been the Company’s largest non-performing loan as of December 31, 2016.

Non-Interest Income

Total non-interest income increased by $1.8 million from $11.2 million in 2016 to $13.0 million in 2017.   The primary factor driving the increase was revenue growth in insurance services fees of $1.4 million, or 21%,  to $7.9 million.  TEA’s revenue remains the largest component of non-interest income at 61% of total non-interest income.  The largest contributor to the increase in insurance income was contingent profit sharing revenue.  Profit sharing revenue varies depending on the loss experience of TEA’s customers relative to overall premiums paid to insurance carriers.  Profit sharing revenue in 2017 was higher than average long term profit sharing revenue trends while profit sharing revenue in 2016 was lower than average, resulting in a $0.4 million increase in profit sharing revenue in 2017.  Employee benefit revenue more than doubled from 2016 to 2017 as TEA increased sales staff and management to boost production.  Commercial lines revenue had strong growth in 2017 as new business production exceeded the previous year’s results.    Personal lines revenue increased after TEA purchased the assets of two small insurance agencies, one in the fourth quarter of 2016 and another in the first quarter of 2017.

In addition to insurance revenue, other non-interest income sources that increased in 2017 included BOLI income and interchange fees.  BOLI income increased $0.3 million to $0.9 million in 2017 due to a gain on an insurance claim made in the fourth quarter of 2017.  There were no claims made in 2016.  Interchange fee income increased $0.2 million to $1.5 million in 2017 due to higher debit card activity during the year.

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

Taxes

Income tax expense for the year was $5.2 million, representing an effective tax rate of 33.2% compared with an effective tax rate of 18.9% in 2016.  The difference was driven by a $2.1 million charge to the Company’s deferred tax asset due to the TCJA and by the impact of historic tax credit investment transactions in 2017 and 2016.  The TCJA lowered the federal corporate tax rate from 35% to 21% starting in 2018.  As a result, the Company’s deferred tax deductions have less value and necessitated a write-down of the asset.  Excluding the impact of the historic tax credit transactions with respect to 2017 and 2016 and the remeasurement of the deferred tax asset with respect to 2017, the 2017 effective tax rate was 29.7% compared with 30.1% in 2016.

FINANCIAL CONDITION

The Company had total assets of $1.4 billion at December 31, 2018, an increase of $93 million, or 7%, from $1.3 billion at December 31, 2017.  Net loans of $1.1 billion at the recent year end were  $90 million, or 9%, higher than at December 31, 2017.  Total investment securities decreased $16 million from $150 million at December 31, 2017 to $134 million at December 31, 2018, and deposits increased by $164 million, or 16%, to $1.2 billion as of the end of 2018.  Stockholders’ equity was $132 million at the conclusion of 2018, a $13 million, or 11% increase from $118 million at the previous year end.

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

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase.  The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities.  Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase.  The Company did not own any out-of-state municipal bonds at December 31, 2018 or December 31, 2017.  Bonds rated below A are reviewed periodically to ensure their continued credit worthiness.  While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Company’s general market area.  Those municipalities are typically customers of the Bank whose financial situation is familiar to management.  The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third party pricing service provider regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than our third-party pricing service provider’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2018 or 2017.

The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.”  Securities designated as held to maturity are stated on the Company’s Consolidated Balance Sheets included under Item 8 of this Annual Report on Form 10-K at amortized cost.  At December 31, 2018, $1.7 million in securities were designated as held to maturity.  These bonds are municipal investments that the Bank has made in its local market area.  Available for sale equity securities were reported at amortized cost as of December 31, 2017.  Debt and mortgage backed securities designated as available for sale are reported at fair market value.

The available for sale portfolio totaled $132 million or approximately 99% of the Company’s securities portfolio at December 31, 2018.  Net unrealized gains and losses on available for sale securities resulted in an unrealized loss of $3.2 million at December 31, 2018, as compared with an unrealized loss of $1.4 million at December 31, 2017.  The increase in the net unrealized loss position in 2018 was due to the rise in market interest rates during the year.  Unrealized gains and losses on available-for-sale securities are reported, net of taxes, as a separate component of stockholders’ equity.  For the year ended December 31, 2018, the impact of net unrealized losses, net of taxes, on stockholders’ equity was $1.3 million.

Certain securities available for sale were in an unrealized loss position at December 31, 2018.  Management assessed those securities available for sale in an unrealized loss position at December 31, 2018 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.

Securities and interest-bearing deposits at banks made up 13% of the Company’s total average interest-earning assets in 2018 and 2017.  The Company’s securities portfolio outstanding balances decreased from $149 million at December 31, 2017 to $134 million at December 31, 2018 and the Company’s interest-bearing deposits at banks increased from $8 million to $26 million over the same time period.  The interest-bearing deposits are liquid interest-bearing cash accounts at correspondent banks.  At December 31, 2018, the Company’s concentration in U.S. government-sponsored agency bonds was 25% of the total securities balance versus 19% at December 31, 2017.  Government-sponsored mortgage-backed securities comprised 57% of the portfolio at December 31, 2018, compared with 58% of the portfolio at December 31, 2017, and tax-advantaged municipal bonds made up 18% of the portfolio at December 31, 2018 versus 23% of the portfolio at December 31, 2017.  The decrease in securities was a result of managing excess funds into interest-bearing deposits.  As the yield curve flattened further in 2018, the Company determined that maintaining liquidity was preferred to purchasing longer duration securities, which do not offer the appropriate level of yield during the year.

As a member of both the Federal Reserve System and the FHLB, the Bank is required to hold stock in those entities.  The Bank held $1.5 million and $4.9 million in FHLB stock as of December 31, 2018 and 2017, respectively, and $1.9 million in FRB stock at December 31, 2018 and 2017.

Income from securities held in the Bank’s investment portfolio represented 7% of total interest income of the Company in each of the years ended December 31, 2018, 2017, and 2016.  Taxable securities yields improved to 2.67% in 2018 from 2.45% in 2017, and 2.33% in 2016.  Investment purchase activity was relatively low in 2016 as higher yielding bonds were called or matured, resulting in a decrease in yields.  Returns improved in 2018 and 2017 as market interest rates rose and investment purchase activity increased.  Conversely, tax-exempt yields continued to decrease to 2.34% in 2018 from 2.38% in 2017 and 2.44% in 2016.  With minimal municipal bond purchases in 2018 and higher yielding investments being called or matured, overall tax-exempt portfolio yields continued to decline.

Available for sale securities with a total fair value of $94 million at December 31, 2018 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The following table summarizes the Bank’s securities with those designated as debt and mortgage backed securities at fair value and securities designated as equity and held to maturity at amortized cost as of December 31, 2018 and 2017:

	At December 31,
	2018	2017
	(in thousands)
Available for Sale:
Debt securities
U.S. government agencies	$33,928	$28,053
States and local subdivisions	22,173	29,373
Total debt securities	$56,101	$57,426

Mortgage-backed securities
FNMA	$27,039	$31,554
FHLMC	14,225	14,540
GNMA	1,630	2,102
SBA	9,133	10,215
CMO's	23,976	27,981
Total mortgage-backed securities	$76,003	$86,392

Equity securities	-	580

Total available for sale securities	$132,104	$144,398

Held to Maturity:
Debt securities
States and local subdivisions	$1,685	$5,334

Total held to maturity securities	$1,685	$5,334

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2018.  Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	($ in thousands)
Available for Sale:
Debt Securities
U.S. Government agencies	$999	1.85%	$9,304	1.90%	$23,625	2.81%	$-	-%
States and political
subdivisions	4,076	2.17%	13,144	2.03%	4,766	3.15%	187	4.82%
Total debt securities	$5,075	2.11%	$22,448	1.98%	$28,391	2.87%	$187	4.82%

Mortgage-backed securities
FNMA	$-	-%	$2,455	2.22%	$9,079	2.60%	$15,505	3.09%
FHLMC	-	-%	14	5.87%	1,967	2.55%	12,244	2.85%
GNMA	-	-%	-	-%	494	3.74%	1,136	3.45%
SBA	-	-%	-	-%	-	-%	9,133	2.66%
CMO	-	-%	-	-%	384	2.74%	23,592	2.30%
Total mortgage-backed
securities	$-	-%	$2,469	2.24%	$11,924	2.64%	$61,610	2.68%

Total available for sale	$5,075	2.11%	$24,917	2.01%	$40,315	2.80%	$61,797	2.69%

Held to Maturity:
Debt Securities
States and political
subdivisions	$693	2.94%	$811	2.69%	$93	3.49%	$88	2.80%
Total held to maturity	$693	2.94%	$811	2.69%	$93	3.49%	$88	2.80%

Total securities	$5,768	2.21%	$25,728	2.03%	$40,408	2.80%	$61,885	2.69%

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

The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans.  The Bank primarily extends loans to customers located within the Western New York area.  Interest income on loans represented approximately 92% of the total interest income of the Company in 2018, and 93% in both 2017 and 2016.  The Bank’s loan portfolio, net of the allowances for loan losses, totaled $1.1 billion at December 31, 2018 and December 31, 2017.  The net loan portfolio represented 87% of the Company’s average interest-earning assets during 2018 and 2017.

The following table summarizes the major classifications of the Bank’s loans as of the dates indicated:

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Mortgage loans on real estate:
Residential Mortgages	$158,404	$131,208	$118,542	$103,941	$98,374
Commercial and multi-family	592,507	519,902	462,385	399,819	363,252
Construction-Residential	113	2,134	2,540	1,546	721
Construction-Commercial	105,196	107,274	93,240	60,892	40,986
Home equities	70,546	69,745	66,234	61,042	59,948
Total real estate loans	926,766	830,263	742,941	627,240	563,281

Commercial and industrial loans	226,057	232,211	197,371	144,330	129,456
Consumer and other loans	1,520	1,654	1,417	1,735	2,168
Net deferred loan origination costs	1,587	1,187	783	679	759
Total gross loans and leases	1,155,930	1,065,315	942,512	773,984	695,664

Allowance for loan and
lease losses	(14,784)	(14,019)	(13,916)	(12,883)	(12,533)

Loans and leases, net	$1,141,146	$1,051,296	$928,596	$761,101	$683,131

Real Estate Loans

Approximately 80% of the Bank’s total loan portfolio at December 31, 2018 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans.  The Bank’s real estate loan portfolio was $927 million at December 31, 2018, compared with $830 million at December 31, 2017.  The real estate loan portfolio increased by 12% in both 2018 over 2017 and in 2017 over 2016.

The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value (“LTV”) ratio.  Fixed rate residential mortgage loans outstanding totaled $156 million at December 31, 2018, which was 14% of total loans outstanding, compared with $128 million and 12%, respectively, at December 31, 2017.  This balance did not include any construction residential mortgage loans, which are discussed below.  The increase in residential mortgages occurred due to loan originations of $45 million in 2018, partially offset by payments within the portfolio during the year. Residential mortgage originations in 2017 were $40 million.  The local residential real estate market in the Company’s primary market area was strong in 2018 with median sales prices continuing to rise at a healthy rate.  The number of closed  residential real estate sales in the local market increased 24% during 2018 when compared to the previous year.

The Bank has a contractual arrangement with FNMA, pursuant to which the Bank sells certain mortgage loans to FNMA and the Bank retains the servicing rights to those loans.  The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.  In 2018, the Bank sold $4 million in mortgages to FNMA under this arrangement, compared with $11 million in mortgages sold in 2017.

At December 31, 2018, the Bank had retained the servicing rights on $73 million in mortgages sold to FNMA, compared with a $78 million servicing portfolio of loans sold to FNMA at December 31, 2017.  The Company recorded a net servicing asset for such loans of $0.6 million at December 31, 2018 and 2017.  The value of the mortgage servicing rights remained relatively flat due to the decrease in the size of the servicing portfolio, offset by a slight increase in pricing.

The Bank offers adjustable rate residential mortgage loans with terms of up to 30 years.  Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter.  The Bank’s outstanding adjustable rate residential mortgage loans were $2 million at December 31, 2018 compared with $3 million at December 31, 2017.  At each respective time period adjustable rate residential mortgage loans represented less than 1% of total loans outstanding.    With rates on fixed rate mortgage products at still near historic lows, there has been little demand for variable-rate products which has resulted in minimal growth in variable rate mortgage loan balances.

Overall, residential real estate loans increased 21%, from $131 million at December 31, 2017 to $158 million at December 31, 2018.

The Bank also offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis.  Many of these mortgage loans either mature or are subject to a rate call after three to five years.  To the extent required, loans exceeding an 80% LTV are reported on an exception report to the Board of Directors.  The Bank’s outstanding commercial mortgage loans were $593 million at December 31, 2018, which was 51% of total loans outstanding, and 14% higher than the $520 million balance at December 31, 2017.  The Company’s Western New York footprint continued to experience strong demand for commercial real estate in 2018.  The balance at December 31, 2018 included $194 million in fixed rate and $399 million in variable rate commercial mortgage loans, which include interest rate calls.

The Bank also offers other types of loans collateralized by real estate, such as home equity loans.  The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 85% combined LTV ratio.  At December 31, 2018, the real estate loan portfolio included $71 million of home equity loans, which represented 6% of total loans outstanding, compared with $70 million and 7% at December 31, 2017, respectively.  The total home equity portfolio included $64 million in variable rate loans and $7 million in fixed rate loans.

The Bank also offers both residential and commercial real estate construction loans at up to an 80% LTV ratio at fixed interest or adjustable interest rates and multiple maturities.  At December 31, 2018, adjustable rate construction loans outstanding totaled $103 million, or 9% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $3 million, or less than 1% of total loans outstanding.  At December 31, 2017, adjustable rate construction loans outstanding totaled $107 million, or 10% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $2 million, or less than 1% of total loans outstanding.  Western New York has experienced a strong commercial construction market recently and the Company’s commercial real estate lending expertise has allowed the Company to take advantage of this strong market and grow this portfolio significantly over the past three years.

Commercial and Industrial Loans

The Bank offers C&I loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities.  The Bank’s C&I loan portfolio totaled $226 million at December 31, 2018, compared with $232 million at December 31, 2017, a 3% decrease.  The decrease is attributable to the payoffs of larger participated loans, in particular, loans in the Shared National Credit Program.  C&I loans represented 20% and 22% of the Bank’s total loans at the end of 2018 and 2017, respectively.

Collateral for C&I loans, where applicable, may consist of inventory, receivables, equipment and other business assets.  At December 31, 2018,  61% of the Bank’s C&I loans were at variable rates which are tied to the prime rate or LIBOR.

Consumer Loans

The Bank’s consumer installment and other loan portfolio totaled $2 million at December 31, 2018 and 2017, representing less than 1% of the Bank’s total loans outstanding at those dates.  Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis.  This segment of the portfolio is done on an accommodation basis for customers.  The Company does not actively try to grow the portfolio in a significant way.  Other loans consisted primarily of cash reserves, overdrafts, and loan clearing accounts.

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturities of commercial and industrial loans and commercial real estate construction loans outstanding as of December 31, 2018 and the classification of those loans due after one year according to sensitivity to changes in interest rates.

	Within	After One But	After Five
	One Year	Within Five Years	Years	Total
	(in thousands)
Commercial and industrial	$77,583	$96,134	$52,340	$226,057
Commercial real estate construction	30,776	23,396	51,024	105,196
	$108,359	$119,530	$103,364	$331,253

Loans maturing after one year with:
Fixed Rates		$46,519	$54,068
Variable Rates		73,011	49,296
		$119,530	$103,364

SOURCES OF FUNDS

General

Customer deposits represent the primary source of the Bank’s funds for lending and other investment purposes.  In addition to deposits, other sources of funds include loan repayments, loan sales on the secondary market, interest and dividend income from investments, matured investments, and borrowings from the FHLB and from correspondent banks First Tennessee Bank and M&T Bank.

Deposits

The Bank offers a variety of deposit products, including checking, savings, NOW accounts, certificates of deposit and jumbo certificates of deposit.  Bank deposits are insured up to the limits provided by the FDIC.  The following table details the Bank’s deposits as of the dates indicated:

	December 31,
	2018	2017	2016
	(in thousands)

Demand deposits	$231,902	$219,664	$201,741
NOW accounts	110,450	109,378	88,632
Regular savings	571,479	535,730	508,652
Time deposits, $250,000 and over	59,525	40,182	22,431
Other time deposits	241,702	146,275	118,518
Total	$1,215,058	$1,051,229	$939,974

The following schedule sets forth the maturities of the Bank’s time deposits as of December 31, 2018:

	Time Deposit Maturity Schedule
	0-3 Mos.	3-6 Mos.	6-12 Mos.	Over 12 Mos.	Total
	(in thousands)

Time deposits - $100,000 and over	$44,185	$34,513	$30,627	$38,001	$147,326
Other time deposits	26,192	25,799	32,621	69,289	153,901
Total time deposits	$70,377	$60,312	$63,248	$107,290	$301,227

Total deposits increased $164 million or 16% in 2018 from the end of 2017.  The increase was comprised of higher commercial, municipal, brokered and other time deposits.  Commercial deposits increased as the Company was able to attract new core customers and some current commercial customers maintained higher cash balances. The Company invested in its government banking program in an effort to enhance another opportunity to acquire core deposits.  The Company offered competitive rates for time deposits as a way to raise funds for loan growth and fix interest rates for a portion of its deposit portfolio.  Brokered time deposits, included in other time deposits in the tables above, provided an additional funding source for loan growth.  Consistent with the industry wide trend, rising interest rates continued to lead to a shift in the Company’s deposit mix,  as consumer preferences moved toward term products with higher rates, resulting in a decrease in consumer savings deposits and an increase in consumer time deposits.

The Company grew core transactional checking accounts, including non-interest bearing demand deposits and NOW accounts, by 4% to $342 million at December 31, 2018.  The $12 million in growth in non-interest bearing demand deposits during 2018 was largely due to growth in commercial demand deposits of $10 million and growth in municipal demand deposits of  $2 million, while retail demand deposits remained consistent with the prior year.  NOW accounts increased $1 million, primarily attributable to an increase in municipal deposits.

As of December 31, 2018, savings deposits increased $36 million, or 7%, over the previous year end.  The growth in savings deposits was attributable to a $53 million increase in municipal deposits and a $35 million increase in commercial savings deposits. Retail savings deposits declined $52 million in 2018, largely the result of higher interest rates which led to a shift in the Company’s consumer deposit mix from savings accounts to time deposits.

Time deposits increased $115 million or 62% to $301 million as of December 31, 2018.  Consumer time deposits increased $74 million, and brokered time deposits increased to $41 million in 2018, compared with $1 million at the end of 2017.

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank:

	2018		2017		2016
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(in thousands)

Demand deposits	$235,998	-%	$208,898	-%	$185,029	-%
NOW accounts	115,193	0.28%	93,881	0.22%	87,215	0.30%
Regular savings	572,921	0.65%	536,862	0.48%	478,252	0.48%
Time deposits	246,588	1.78%	160,440	1.30%	117,682	1.24%
Total	$1,170,700	0.72%	$1,000,081	0.49%	$868,178	0.46%

Federal Funds Purchased and Other Borrowed Funds.  Another source of the Bank’s funds for lending and investing activities is borrowings from the FHLB.  The Bank had no outstanding balance on its overnight line of credit with the FHLB as of December 31, 2018, compared with $78 million outstanding at the previous year end.  The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk. The Bank had an FHLB advance of $10 million outstanding with a rate of 1.73% maturing in 2020 at each of December 31, 2018 and 2017.

Securities Sold Under Agreements to Repurchase

The Bank enters into agreements with certain customers to sell securities owned by the Bank to those customers and repurchase the identical security within one day.  No physical movement of the securities is involved.  The customer is informed that the securities are held in safekeeping by the Bank on behalf of the customer.  Securities sold under agreements to repurchase totaled $3 million at December 31, 2018 compared with $9 million at December 31, 2017.  Balances can vary day to day based on customer needs.

Pension

The Bank maintains a qualified defined benefit pension plan (the “Pension Plan”), which covered substantially all employees of the Bank at the time the Pension Plan was frozen on January 31, 2008.  All benefits eligible participants accrued in the Pension Plan through the freeze date have been retained.  Employees have not accrued additional benefits in the Pension Plan from that date.  Employees will be eligible to receive these benefits at normal retirement age.  Additionally, the Company has entered into individual retirement agreements with certain of its executive officers providing for unfunded supplemental pension benefits under the Company’s Supplemental Executive Retirement Plan and Senior Executive Supplemental Executive Retirement Plan (collectively, the “SERP plans”).  Information about the Company’s Pension Plan and SERP plans, including contributions, pension expense and actuarial assumptions, including return on plan assets and the discount rate utilized to determine future pension obligations, can be found in Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Management decided to fully fund the Pension Plan in 2017 with a $1 million contribution.  As a result, the primary objective of the investment philosophy for the management of the Pension Plan assets shifted from long term capital appreciation to capital preservation.  Management believes that because the Pension Plan is frozen, managing the assets of the Pension Plan with a lower risk investment strategy is the optimal course of action.  Furthermore, by making the large contribution in 2017, the Company maximized the tax benefit of the deduction considering the Company’s lower effective tax rate for 2018 and going forward under the TCJA.  At December 31, 2018, the projected benefit obligation of the Pension Plan exceeded the value of the plan assets by $0.2 million.

Management tested the sensitivity of the pension expense to changes in three key assumptions: return on plan assets, the discount rate, and salary rate increases.  A 0.25% decrease in the rate of return on plan assets would have resulted in a decrease in pension benefit of 58% or $14 thousand.  A 0.25% decrease in the discount rate would have resulted in a decrease in pension benefit of 9% or $2 thousand.  Since the Pension Plan has been frozen, pension expense is not sensitive to compensation scale increases or decreases.  The SERP has no plan assets; therefore there is no rate of return on plan assets.  A 0.25% decrease in the discount rate would have resulted in an increase in SERP expense of 2% or $11 thousand.  A 0.25% increase in the rate of annual salary increases would have resulted in an increase in SERP expense of 1% or $4 thousand.

Liquidity

The Company utilizes cash flows from its investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Given the current collateral available, advances of up to $215 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.    The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the FRB’s discount window.  The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  Additionally, the Company has access to capital markets as a funding source.

The cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses.  At December 31, 2018, approximately 4% of the Company’s debt securities had maturity dates of one year or less, and approximately 22% had maturity dates of five years or less.  In addition, the Company receives regular cash flows on its mortgage-backed securities.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases.  At December 31, 2018, in the stress test, the Bank had net short-term liquidity available of $249 million as compared with $237 million at December 31, 2017.  Available assets of $163 million divided by public and purchased funds of $259 million, resulted in a long-term liquidity ratio of 63% at December 31, 2018, compared with 49% at December 31, 2017.  This increase was driven primarily by a decrease in outstanding short-term borrowings as a result of strong deposit growth throughout the year that outpaced loan growth.

Management does not anticipate engaging in any activities, either currently or over the long-term, for which adequate funding would not be available and which would therefore result in significant pressure on liquidity.  However, an economic recession could negatively impact the Company’s liquidity.  The Bank relies heavily on FHLBNY as a source of funds, particularly with its overnight line of credit.  In past economic recessions, some FHLB branches have suspended dividends, cut dividend payments, and not bought back excess FHLB stock that members hold in an effort to conserve capital.  FHLBNY has stated that it expects to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future.  Historically, the most severe problems in FHLB have been at some of the other FHLB branches.  Nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.

Systemic weakness in the FHLB could result in higher costs of FHLB borrowings and increased demand for alternative sources of liquidity that are more expensive, such as brokered time deposits, the discount window at the Federal Reserve, or lines of credit with correspondent banks First Tennessee Bank and M&T Bank.

Contractual Obligations

The Company is party to contractual financial obligations, including repayment of borrowings, operating lease payments, commitments to extend credit, and purchase agreements.  The table below presents certain future financial obligations.

	Payments due within time period at December 31, 2018
	(in thousands)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Securities sold under agreement
to repurchase	$3,142	$3,142	$-	$-	$-
Operating lease obligations	5,520	736	1,418	1,274	2,092
Other borrowed funds	10,000	-	10,000	-	-
Junior subordinated debentures	11,330	-	-	-	11,330
R&S purchase agreement	1,500	-	1,500	-	-
Total	$31,492	$3,878	$12,918	$1,274	$13,422

Interest expense on fixed rate debt	$223	$173	$50	$-	$-

At December 31, 2018, the Company had commitments to extend credit of $291 million, compared with $248 million at December 31, 2017.  For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 17 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Capital

Total Company stockholders’ equity was $132 million at December 31, 2018, an increase from $118 million at December 31, 2017.  Equity as a percentage of assets was 9.5% at December 31, 2018, compared with 9.1% at December 31, 2017.  Book value per share of common stock increased to $27.13 at December 31, 2018 from $24.74 at December 31, 2017.  The reason for the increase in stockholders’ equity and book value per share was due to $16 million in net income, offset in part by $4 million in dividends paid to common stockholders in 2018.    In January 2017, the Company completed a registered common stock offering that netted the Company $14 million in additional capital after expenses.  The Company issued 440,000 shares at $35.00 per share (including shares issued upon partial exercise of the underwriters’ allotment option in connection with the offering).  The offering was accretive to book value per share.

The aggregate dividend payment of $0.92 per share in 2018 was $0.12, or 15% higher per share than dividends paid in 2017.  The Company typically pays a semi-annual dividend in April and October of each year.  Management and the Board of Directors of the Company believe that the dividend level is prudent to maintain available capital to support the continued growth of the Company, as well as to manage the Company’s and the Bank’s capital ratios, while providing a dividend yield (dividend per share divided by stock price) competitive with peers in the industry at an annualized rate of 2.8% at December 31, 2018.

Included in stockholders’ equity was accumulated other comprehensive income/(loss) which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale.  Net unrealized losses after tax were $2.3 million, or $0.48 per share of common stock, at December 31, 2018, compared with net unrealized losses on available-for-sale investment securities after tax of $1.0 million, or $0.22 per share of common stock, at December 31, 2017.  Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.  The Company had no other-than-temporary impairment charges in its investment portfolio in 2018 or 2017.

The Company and the Bank have consistently maintained regulatory capital ratios above well capitalized standards.  For further detail on capital and capital ratios, see Note 22 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

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

ALCO, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities.  When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank's exposure to interest rate risk through the use of on or off-balance sheet financial instruments.  Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the purchase of other financial instruments used for interest rate risk management purposes.  In 2018 and 2017, the Bank did not use off-balance sheet financial instruments to manage interest rate risk.

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated increase
	in projected annual net interest income
	(in thousands)

	December 31, 2018	December 31, 2017
Changes in interest rates

+200 basis points	$1,598	$1,907
+100 basis points	2,825	2,927

-100 basis points	(3,026)	(3,268)
-200 basis points	NM	NM

Many assumptions are utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income.  The more significant assumptions relate to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities.  The Bank also assumes immediate changes in rates, including 100 and 200 basis point rate changes.  In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts, such that interest rates cannot be less than zero.  These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. At each of December 31, 2018 and December 31, 2017, the Bank's projected net interest income benefitted more from a 100 basis point increase in market rates compared with a 200 basis point increase in rates.  This relationship was due in part to expected increases in deposit rates needed to retain deposit customers if rates moved up 200 basis points but were not required if rates only moved 100 basis points higher.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table, and changes in such amounts, are not considered significant to the Bank’s projected net interest income

Financial instruments with off-balance sheet risk at December 31, 2018 included $268 million in undisbursed lines of credit at an average interest rate of 5.17%; $1 million in fixed rate loan origination commitments at 5.10%; and $3 million in adjustable rate letters of credit, which if drawn upon, would typically earn an interest rate equal to the prime lending rate plus 2%.  Unused overdraft protection lines totaled $19 million, which if drawn upon, would also typically earn an interest rate equal to the prime lending rate plus 2%.

The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity year ended December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(in thousands)
Interest-bearing Assets
Gross loan and lease
receivables	$145,618	$56,115	$74,941	$69,291	$77,283	$732,682	$1,155,930	$1,131,891
Average interest	5.67%	5.61%	4.70%	4.76%	5.21%	4.85%	5.00%	5.00%

Investment securities	$5,075	$10,947	$4,151	$2,361	$4,989	$106,266	$133,789	$133,778
Average interest	2.11%	1.83%	1.92%	1.91%	2.38%	2.72%	2.57%	2.57%

Interest-bearing Liabilities
Interest-bearing
deposits	$875,866	$50,144	$41,655	$8,118	$7,373	$-	$983,156	$980,928
Average interest	0.95%	2.05%	2.57%	1.97%	2.91%	-%	1.10%	1.10%

Other borrowed funds	$-	$10,000	$-	$-	$-	$-	$10,000	$9,854
Average interest	-%	1.73%	%	-%	-%	-%	1.73%	1.73%

Securities sold under
agreements to repurchase	$3,142	$-	$-	$-	$-	$-	$3,142	$3,142
Average interest	0.19%	-%	-%	-%	-%	-%	0.19%	0.19%

Junior subordinated
debt	$-	$-	$-	$-	$-	$11,330	$11,330	$11,330
Average interest	-%	-%	-%	-%	-%	5.34%	5.34%	5.34%

When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities increases or decreases.  As a part of the Company’s asset/liability policy, the Company has set limitations on the acceptable level of the negative impact of such rate fluctuations on the market value of the Company’s balance sheet.  The Bank’s securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio per ASC Topic 320 “Investments – Debt and Equity Securities.”  At December 31, 2018, the impact on equity, net of tax, as a result of marking available for sale securities to market was an unrealized loss of $2.3 million.  On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 200 basis points.  At December 31, 2018, the Company determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements.  The Company’s and the Bank’s capital ratios are also reviewed by management on a quarterly basis.

Capital Expenditures

Significant planned expenditures for 2019 include the purchase of technology to improve workflow automation and operational efficiency.  The Company believes it has a sufficient capital base to support these known and potential capital expenditures, currently expected to total approximately $1.1 million, with current assets.

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

The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank.  Net income from banking activities was $15.5 million in 2018 compared with $9.6 million in 2017.  The increase in net income from banking activities was driven primarily by net interest income, which increased 15% from $42.1 million in 2017 to $48.2 million in 2018.  The increase in net interest income resulted from strong loan and core deposit growth.  Total assets of the banking activities segment increased $86 million or 7% during 2018 to $1.4 billion at December 31, 2018.

The insurance activities segment includes activities of TEA, a property and casualty insurance agency with locations in the Western New York area.  Net income from insurance activities was $0.8 million in 2018, a decrease from $0.9 million in 2017.  The decrease in net income in the insurance activities segment primarily resulted from higher non-interest expense of $1.5 million, partially offset by an increase of $1.3 million in revenue.  The higher non-interest expense reflected the costs associated with the 2018 R&S asset acquisition, including salaries and employee benefits costs.  The higher revenue reflected an increase in several business lines, including commercial lines, personal lines, and employee benefits.    TEA’s total assets were $16.6 million at December 31, 2018, compared with $10.5 million at December 31, 2017.

Fourth Quarter 2018 Results

Net income was $4.5 million, or $0.90 per diluted share, in the fourth quarter of 2018, compared with $4.8 million, or $0.97 per diluted share, in the trailing third quarter of 2018 and $1.0 million, or $0.20 per diluted share, in last year’s fourth quarter. The decrease from the linked quarter reflects lower insurance fee revenue due to typically higher seasonal commercial lines revenue in the third quarter. The increase over the prior-year period reflects higher interest income due to loan growth, a decrease in loan loss provision, and lower income tax expense related to the impact of the TCJA. Return on average equity was 13.86% for the fourth quarter of 2018, compared with 15.35% in the trailing third quarter of 2018 and 3.32% in the fourth quarter of 2017.

Net interest income increased $0.3 million, or 2%, from the third quarter of 2018, and $1.2 million, or 11%, from the prior-year fourth quarter. The increase over the fourth quarter of 2017 was driven by average interest-earning asset growth, particularly loans, partially offset by an increase in interest expense. The increase in interest income reflects growth in the commercial loan portfolio as well as the benefit from the re-pricing of variable rate loans tied to the Company’s prime rate. Average commercial loans, including commercial real estate and commercial and industrial loans, were $913 million, up $91 million from the 2017 fourth quarter. The increase in net interest income from the linked quarter was mainly due to prime rate increases.

Fourth quarter net interest margin of 3.70% decreased 3 basis points from the 2018 third quarter and 9 basis points from the fourth quarter of 2017. The margin was impacted by rising funding costs due to increases in short-term interest rates, along with very competitive deposit market pricing. The cost of interest-bearing liabilities was 1.14% compared with 1.04% in the third quarter of 2018 and 0.73% in the fourth quarter of 2017. The Company has experienced a shift in deposit mix as consumers in low-cost legacy savings products have migrated to higher-rate time deposits consistent with trends in the industry. Average time deposits comprised 24% of average total deposits during the fourth quarter of 2018, compared with 23% and 17% in the third quarter of 2018 and the fourth quarter of 2017, respectively.

A $0.3 million release of allowance for loan losses for the fourth quarter of 2018 reflects a decrease in non-performing loans and marginal loan growth in the quarter.

Non-interest income was $3.0 million in the fourth quarter of 2018, compared with $4.8 million in the third quarter of 2018 and $3.0 million in the prior-year period.  The fourth quarter of 2018 included a $0.9 million net reduction of non-interest income related to an investment in a historic rehabilitation tax credit compared with $0.5 million in the prior-year period. There were no significant historic tax credit transactions in the third quarter of 2018.  Insurance revenue decreased $1.0 million from the trailing third quarter due to the seasonal decrease in commercial lines insurance commissions and a decrease in profit sharing revenue. Insurance revenue increased $0.6 million from the fourth quarter of 2017 primarily due to the R&S asset acquisition, which added revenue of $0.5 million, mostly in commercial and personal lines.    In the prior year’s fourth quarter the Company realized a $0.3 million gain on bank-owned life insurance claim, while there were no claims in the fourth quarter of 2018 or the linked third quarter.

Total non-interest expense was $11.4 million in the fourth quarter of 2018, relatively flat compared to the linked quarter, and an increase of $1.0 million, or 10% from the fourth quarter of 2017.  Salaries and benefits costs of $7.2 million were $0.1 million higher than the third quarter of 2018,  and $1.0 million, or 16% higher than last year’s fourth quarter.  Fourth quarter of 2018 salaries and benefits costs reflects the R&S asset acquisition and the addition of strategic personnel hires to support the Company’s continued growth.    Other non-interest expenses included a $0.3 million contribution to the Evans Bank Foundation Fund made during the fourth quarter of 2017, and a community contribution accrual of $0.4 million recorded in the third quarter of 2018. The Company contributes to, and invests in, community organizations that provide positive, meaningful impact on the Western New York region. The Company has elevated its resource commitment to the community as a function of our continued growth and performance.

The efficiency ratio for the fourth quarter of 2018 was 69.52%, improved from 70.44% in the fourth quarter of 2017, but higher than the 66.88% ratio in the third quarter of 2018.  The increase over the third quarter reflects the impact of seasonal insurance agency revenue while the improvement from last year’s fourth quarter reflects the strong net interest income growth.

During the fourth quarter of 2018 the Company recognized an income tax benefit of $0.2 million. Excluding the impact of historic tax credit transactions, the fourth quarter 2018 effective tax rate was 23.1%.  In the third quarter of 2018 income tax expense was $0.3 million, or an effective tax rate of 6.7%.  Income taxes were reduced by $0.7 million in the third quarter of 2018 due to a change in estimate of when certain state historic tax credits will be taxable for federal purposes.  Excluding this adjustment, the third quarter 2018 effective tax rate was 20.5%.  Fourth quarter 2017 income tax expense was $2.2 million, or an effective tax rate of 69.0%.  The effective tax rate in the fourth quarter of 2017, excluding TCJA and historic tax credit impact, was 29.7%.

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and the Selected Quarterly Financial Data - Unaudited presented in Note 24 to our Consolidated Financial Statements.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Evans Bancorp, Inc. and subsidiaries (the “Company”).  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

The Company's consolidated financial statements for the fiscal year ended December 31, 2018 were audited by KPMG LLP, an independent registered public accounting firm.  KPMG LLP also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, as stated in their report, which appears in the "Report of Independent Registered Public Accounting Firm" immediately following this annual report of management.

EVANS BANCORP, INC. AND SUBSIDIARIES

/s/ David J. Nasca

David J. Nasca

President and Chief Executive Officer

/s/ John B. Connerton

John B. Connerton

Treasurer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Evans Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Evans Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Evans Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

Buffalo, New York
February 28, 2019

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND DECEMBER 31, 2017
(in thousands, except share and per share amounts)
	December 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$13,997	$13,751
Interest-bearing deposits at banks	25,918	7,579
Securities:
Available for sale, at fair value (amortized cost: $135,274 at December 31, 2018;	132,104	143,818
$145,232 at December 31, 2017)
Held to maturity, at amortized cost (fair value: $1,674 at December 31, 2018;	1,685	5,334
$5,261 at December 31, 2017)
Equity securities, at cost at December 31, 2017 (fair value: $1,814 at December 31, 2017)	-	580
Federal Home Loan Bank common stock, at cost	1,474	4,863
Federal Reserve Bank common stock, at cost	1,929	1,916
Loans, net of allowance for loan losses of $14,784 at December 31, 2018
and $14,019 at December 31, 2017	1,141,146	1,051,296
Properties and equipment, net of accumulated depreciation of $19,416 at December 31, 2018
and $18,255 at December 31, 2017	10,485	10,564
Goodwill and intangible assets	12,992	8,553
Bank-owned life insurance	28,403	27,729
Other assets	18,074	19,650

TOTAL ASSETS	$1,388,207	$1,295,633

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$231,902	$219,664
NOW	110,450	109,378
Savings	571,479	535,730
Time	301,227	186,457
Total deposits	1,215,058	1,051,229

Securities sold under agreement to repurchase	3,142	9,289
Other borrowings	10,000	88,250
Other liabilities	17,031	17,193
Junior subordinated debentures	11,330	11,330
Total liabilities	1,256,561	1,177,291

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,852,868 and 4,783,562 shares issued at December 31, 2018 and December 31, 2017, respectively, and 4,852,868 and 4,782,505 outstanding at December 31, 2018
and December 31, 2017, respectively	2,429	2,394
Capital surplus	61,225	59,444
Treasury stock, at cost, 0 and 1,057 shares at December 31, 2018 and
December 31, 2017, respectively	-	-
Retained earnings	73,345	59,921
Accumulated other comprehensive loss, net of tax	(5,353)	(3,417)
Total stockholders' equity	131,646	118,342

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,388,207	$1,295,633

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(in thousands, except share and per share amounts)

	2018	2017	2016
INTEREST INCOME
Loans	$53,282	$44,379	$37,330
Interest bearing deposits at banks	427	66	47
Securities:
Taxable	3,253	2,466	1,652
Non-taxable	650	837	926
Total interest income	57,612	47,748	39,955
INTEREST EXPENSE
Deposits	8,416	4,887	4,040
Other borrowings	554	418	295
Junior subordinated debentures	535	426	372
Total interest expense	9,505	5,731	4,707
NET INTEREST INCOME	48,107	42,017	35,248
PROVISION FOR LOAN LOSSES	1,402	738	1,209
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	46,705	41,279	34,039
NON-INTEREST INCOME
Deposit service charges	2,176	1,747	1,750
Insurance service and fees	9,365	7,898	6,519
Gain on loans sold	38	156	93
Bank-owned life insurance	680	864	556
Loss on tax credit investments	(2,870)	(3,997)	(3,022)
Refundable state historic tax credit	1,982	2,843	2,117
Interchange fee income	1,750	1,494	1,322
Other	2,106	1,998	1,917
Total non-interest income	15,227	13,003	11,252
NON-INTEREST EXPENSE
Salaries and employee benefits	27,412	24,125	21,864
Occupancy	3,135	3,199	2,915
Advertising and public relations	1,070	1,095	1,022
Professional services	2,466	2,260	2,216
Technology and communications	3,394	2,881	2,274
Amortization of intangibles	280	113	-
FDIC insurance	1,024	740	752
Other	4,512	4,181	4,053
Total non-interest expense	43,293	38,594	35,096
INCOME BEFORE INCOME TAXES	18,639	15,688	10,195

INCOME TAX PROVISION	2,283	5,209	1,923

NET INCOME	$16,356	$10,479	$8,272

Net income per common share-basic	$3.40	$2.21	$1.93
Net income per common share-diluted	$3.32	$2.16	$1.90
Cash dividends per common share	$0.92	$0.80	$0.76
Weighted average number of common shares outstanding	4,814,882	4,738,394	4,281,885
Weighted average number of diluted shares outstanding	4,933,743	4,860,828	4,358,517

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(in thousands)
	2018		2017		2016

NET INCOME		$16,356		$10,479		$8,272

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized loss on available-for-sale securities		(1,299)		(507)		(840)

Defined benefit pension plans:
Amortization of prior service cost	26		27		19
Amortization of actuarial loss	128		137		139
Actuarial (losses) gains	(791)		(19)		68
Total		(637)		145		226

OTHER COMPREHENSIVE LOSS, NET OF TAX		(1,936)		(362)		(614)

COMPREHENSIVE INCOME		$14,420		$10,117		$7,658

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2015	$2,132	43,318	47,616	(1,810)		91,256
Net Income			8,272			8,272
Other comprehensive loss				(614)		(614)
Cash dividends ($0.76 per common share)			(3,258)			(3,258)
Stock compensation expense		553				553
Excess tax benefit from stock-based compensation		43				43
Repurchased 3,280 shares in treasury stock					(80)	(80)
Issued 19,093 restricted shares	10	(10)				-
Issued 7,162 shares under Dividend Reinvestment Plan	4	179				183
Issued 10,596 shares in Employee Stock Purchase Plan	5	221				226
Issued 5,450 shares in stock option exercises	2	88				90
Reissued 2,902 shares under Dividend Reinvestment Plan		8			69	77
Reissued 267 shares in stock option exercises		(6)			6	-
Reissued 3,215 restricted shares, net of 1,950 forfeitures		(5)			5	-
Balance, December 31, 2016	$2,153	$44,389	$52,630	$(2,424)	$-	$96,748
Net Income			10,479			10,479
Other comprehensive loss				(362)		(362)
Reclassification of certain tax effects from AOCI related to the Tax Cuts and Jobs Act of 2017			631	(631)		-
Cash dividends ($0.80 per common share)			(3,819)			(3,819)
Stock compensation expense		623				623
Reissued 741 restricted shares						-
Issued 440,000 shares in stock offering	220	13,922				14,142
Issued 13,112 restricted shares, net of forfeitures	9	(9)				-
Issued 6,155 shares under Dividend Reinvestment Plan	3	249				252
Issued 7,610 shares in Employee Stock Purchase Plan	4	261				265
Issued 10,001 shares in stock option exercises	5	140				145
Repurchased 9,218 shares in treasury stock					(342)	(342)
Reissued 13,470 shares in stock option exercises		(131)			342	211
Balance, December 31, 2017	$2,394	$59,444	$59,921	$(3,417)	$-	$118,342
Cumulative-effect adjustment due to change in accounting principle (See Note 1)			1,496			1,496
Net Income			16,356			16,356
Other comprehensive loss				(1,936)		(1,936)
Cash dividends ($0.92 per common share)			(4,428)			(4,428)
Stock compensation expense		791				791
Reissued 1,057 restricted shares						-
Issued 14,839 restricted shares, net of forfeitures	8	(8)				-
Issued 6,329 shares under Dividend Reinvestment Plan	4	287				291
Issued 10,821 shares in Employee Stock Purchase Plan	6	339				345
Issued 37,317 shares in stock option exercises	17	372				389
Balance, December 31, 2018	$2,429	$61,225	$73,345	$(5,353)	$-	$131,646

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(in thousands)
	2018	2017	2016

OPERATING ACTIVITIES:
Interest received	$57,605	$47,028	$39,570
Fees received	14,960	13,419	11,839
Interest paid	(9,140)	(5,631)	(4,627)
Cash paid to employees and vendors	(41,302)	(37,778)	(33,876)
Cash contributed to pension plan	-	(1,000)	(140)
Income tax refund (paid)	3,314	(3,029)	(1,534)
Proceeds from sale of loans held for resale	4,301	11,487	9,775
Originations of loans held for resale	(4,615)	(11,016)	(9,467)

Net cash provided by operating activities	25,123	13,480	11,540

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(47,863)	(65,889)	(25,953)
Proceeds from maturities, calls, and payments	60,869	13,014	25,230
Held to maturity securities:
Purchases	(630)	(4,345)	(866)
Proceeds from maturities, calls, and payments	4,278	995	500
Cash received (paid) for bank owned life insurance	675	(6,000)	-
Additions to properties and equipment	(1,106)	(483)	(1,452)
Proceeds from equity securities sales	1,960	-	-
Purchase of tax credit investment	(3,877)	(3,102)	(2,078)
Acquisitions	(5,000)	(275)	(325)
Net increase in loans	(91,873)	(120,438)	(167,901)

Net cash used in investing activities	(82,567)	(186,523)	(172,845)

FINANCING ACTIVITIES:
(Repayments) proceeds of short-term borrowings, net	(84,397)	59,180	17,538
Net increase in deposits	163,829	111,255	136,992
Dividends paid	(4,428)	(3,819)	(3,258)
Repurchase of treasury stock	-	(342)	(80)
Issuance of common stock	1,025	14,804	499
Reissuance of treasury stock	-	211	77

Net cash provided by financing activities	76,029	181,289	151,768

Net increase (decrease) in cash and equivalents	18,585	8,246	(9,537)

CASH AND CASH EQUIVALENTS:
Beginning of year	21,330	13,084	22,621

End of year	$39,915	$21,330	$13,084

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(in thousands)
	2018	2017	2016

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$16,356	$10,479	$8,272

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,825	1,762	1,554
Deferred tax expense (benefit)	495	3,150	(71)
Provision for loan losses	1,402	738	1,209
Loss on tax credit investment	2,870	3,997	3,022
Changes in refundable state historic tax credits	3,105	(2,843)	(2,117)
Loss on sales of equity securities	98	-	-
Gain on loans sold	(38)	(156)	(93)
Change in fair value of equity securities	(244)	-	-
Stock compensation expense	791	623	553
Proceeds from sale of loans held for resale	4,301	11,487	9,775
Originations of loans held for resale	(4,615)	(11,016)	(9,467)
Changes in assets and liabilities affecting cash flow:
Other assets	(3,406)	(2,975)	(2,156)
Other liabilities	2,183	(1,766)	1,059

NET CASH PROVIDED BY OPERATING ACTIVITIES	$25,123	$13,480	$11,540

12, 2011 AND 2010
EVANS BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Regulatory Requirements

The Company is subject to the rules, regulations, and reporting requirements of various regulatory bodies, including the FRB, the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”), the New York State Department of Financial Services (“the NYSDFS”), and the Securities and Exchange Commission (“SEC”).

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

During 2018, the Company sold its entire interest in the equity securities of another financial institution.  The investment had been valued at the historical cost of $0.6 million at December 31, 2017.  The Company had used the cost method of accounting because its ownership of the financial institution was less than 5% of the outstanding shares.  With the adoption of ASU 2016-01 effective January 1, 2018, the cost method was no longer an acceptable accounting principle and the Company recorded an increase in the value of the investment of $1.2 million based on observable prices obtained from orderly transactions between market participants through opening retained earnings.

Declines in the fair value of investment securities (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss and a new cost basis for the securities is established. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Bank has the intent to sell a security; (2) it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis; or (3) the Bank does not expect to recover the entire amortized cost basis of the security. If the Bank intends to sell a security or if it is more likely than not that the Bank will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If the Bank does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.  There were no charges associated with other-than-temporary impairment declines in fair value of securities in 2018, 2017, or 2016.

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

The Bank considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect principal or interest due according to the contractual terms of the loan.  These loans are individually assessed for any impairment.  Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, less costs to sell, if the loan is collateral dependent.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.  The Company has an appraisal policy in which appraisals are obtained upon a loan being downgraded on the Company’s internal loan rating scale to special mention or substandard depending on the amount of the loan, the type of loan and the type of collateral.  All impaired nonaccrual loans are either graded special mention or substandard on the internal loan rating scale.  Subsequent to the downgrade, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.

The Bank monitors the credit risk in its loan portfolio by reviewing certain credit quality indicators (“CQI”).  The primary CQI for its commercial mortgage and commercial and industrial (“C&I”) portfolios is the individual loan’s credit risk rating.  The following list provides a description of the credit risk ratings that are used internally by the Bank when assessing the adequacy of its allowance for loan losses:

•

Acceptable or better: Credits with a slight risk of loss.  The loan is secured by collateral of sufficient value to cover the loan by an acceptable margin.  The financial statements of the company demonstrate sufficient net worth and repayment ability.  The company has established an acceptable credit history with the bank and typically has a proven track record of performance.  Management is experienced, and has an at least average ability to manage the company.  The industry has an average or less than average susceptibility to wide fluctuations in business cycles.

•

Watch:  Credits are generally acceptable but warrant greater attention than those rated acceptable or better.  Temporary performance issues, if left unresolved, may result in above average risk.  The borrower’s financial position is not typically strong.  Earnings, while still positive, may be inconsistent.  Industry issues or external events (such as possible litigation exposure) may cause concern.  Although ability to repay is not an immediate concern, more regular monitoring may be necessary as a result of the short-term performance issues or sensitivities to external events that may result in a weakening condition.  Any perceived weaknesses are acceptable when viewed against the overall credit and collateral risks assumed.  Borrowers are likely fully leveraged when compared to others in a similar industry and their ability to raise capital may be limited.

•

Special Mention:  Credits that have potential weaknesses that warrant management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Borrowers in this category may be experiencing adverse operating trends (declining revenues or margins) or an ill proportioned balance sheet. Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a special mention rating. Nonfinancial reasons for rating a credit exposure as special mention include management problems, pending litigation, stale financial statements, an ineffective loan agreement or other material structural weakness, and any other significant deviation from prudent lending practices.

Potential weaknesses in commercial real estate loans may include, construction delays, changes in concept or project plan, slow leasing, rental concessions, deteriorating market conditions, impending expiry of a major lease, or other adverse events that do not currently jeopardize repayment.

•

Substandard:  Credits that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Substandard assets have a high probability of payment default, or they have other well-defined weaknesses.  They are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization.  Repayment may depend on collateral or other credit risk mitigates.  Although substandard assets in the aggregate will have distinct potential for loss, an individual asset’s loss potential does not have to be distinct for the asset to be rated substandard.

A well-defined weakness may manifest itself via:

•significant deterioration in financial condition of the borrower;

•impairment of primary repayment source;

•material deviation from planned absorption of rental or sales units; or

•material deterioration in market conditions.

Commercial real estate credits evidencing one or more of the following characteristics are evaluated for a possible substandard classification:

•slower than projected leasing or sales activity that threatens to result in protracted repayment or default;

•lower than projected lease rates or sales prices that jeopardize repayment capacity;

•changes in concept or plan due to unfavorable market conditions;

•construction or tax liens;

•inability to obtain necessary zoning or permits necessary to develop the project as planned;

•a diversion of needed cash from an otherwise viable property to satisfy the demands of a troubled borrower or guarantor;

•material imbalances in the construction budget;

•significant construction delays;

•expiration of a major lease or default by a major tenant;

•poorly structured of overly liberal repayment terms.

When a project has slowed or stalled and the guarantor is providing some support but the loan has not been restructured, unless the guarantor is providing support of principal payments sufficient to retire the debt under reasonable terms, a substandard classification is typically warranted.  If the guarantor is keeping interest payments current and shows a documented willingness and capacity to do so in the future, and collateral values protect against loss, the loan should generally be left on accrual.  This level of support; however, does not fully mitigate the well-defined weaknesses in the credit and does not preclude a substandard classification.

•

Doubtful: Credits that have all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  A doubtful asset has a high probability of total or substantial loss but because of specific pending events that may strengthen the assets, its classification as loss is deferred.  Borrowers in this category are usually in default, lack adequate liquidity or capital and lack the resources necessary to remain an operating entity.  Because of high probability of loss, nonaccrual accounting treatment is required for doubtful assets.

Circumstances that might warrant a doubtful classification for commercial real estate loans could include collateral values that are uncertain due to a lack of comparisons in an inactive market, impending changes such as zoning classification, environmental issues, or the pending resolution of legal issues that may affect the realization of value in a sale.

•

Loss: Credits that are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.  Borrowers in this category are often in bankruptcy, have formally suspended debt repayments, or have otherwise ceased normal business operations.  The Company does not maintain an asset on the balance sheet if realizing its value would require long-term litigation or other lengthy recovery efforts.

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

The general portfolio allocation is segmented into homogeneous pools of loans with similar characteristics.  Separate pools of loans include loans pooled by loan grade and by portfolio segment.  An average historical loss rate over the past seven years multiplied by the loss emergence period factor is applied against these loans.

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

Foreclosed Real Estate

Foreclosed real estate is initially recorded at the lower of carrying or fair value (net of costs of disposal) at the date of foreclosure.  Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.  Assessments are periodically performed by management, and an allowance for losses is established through a charge to operations if the carrying value of a property exceeds fair value.  The Company held no foreclosed real estate at December 31, 2018 or December 31, 2017.

Insurance Service and Fees

Commission revenue is recognized as of the effective date of the insurance policy.  The Company also receives contingent commissions from insurance companies which are based on the overall profitability of their relationship based primarily on the loss experience of the insurance placed by the Company.  Contingent commissions from insurance companies are recognized when determinable.

On January 1, 2018, the Company adopted a new accounting standard related to the recognition of revenue from contracts with customers.  The accounting related to one revenue source, variable profit-sharing revenue for TEA, was impacted by this change in the accounting standard.  Profit-sharing revenue is variable consideration that TEA earns based on the loss ratio of its customers at insurance companies.  TEA typically receives payment in the year following the year in which the profit-sharing revenue is earned, with most payments received in the first quarter.  Prior to January 1, 2018, the Company recognized profit-sharing revenue when the payment was received.  Under the new accounting standard, the Company will estimate this variable consideration based on past performance and loss experience known during the year and make subsequent adjustments to revenue when the uncertainty associated with the variable revenue is resolved.  See the Recent Accounting Pronouncements and Developments section of this footnote for further details of the change to this accounting standard.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, "Intangibles – Goodwill and Other."  The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill.  The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired.  The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired.  A reporting unit is defined as any distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by the segment’s management.  The only reporting unit with goodwill as of December 31, 2018 was the insurance agency activities reporting unit.

The fair value of the insurance agency activities reporting unit is measured annually as of December 31 utilizing the average of a discounted cash flow model and a market value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for similar companies.  The calculated value of the insurance agency reporting unit was in excess of the carrying amount at December 31, 2018.  The Company has performed the required goodwill impairment tests and has determined that goodwill was not impaired as of December 31, 2018.

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

The Tax Cuts and Jobs Act (“TCJA”), which represents one of the most significant overhauls to the United States federal tax code since 1986, was signed into law on December 22, 2017.  The TCJA reduces the Company’s marginal federal income tax rate from 35% to 21%, but also reduces the benefit of historic tax credit investments.  The impact of the TCJA on the Company is detailed in Note 13 to these Consolidated Financial Statements.

Earnings Per Share

Earnings per common share is determined by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options.  Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share.  There were 118,861, 122,434, and 76,632 potentially dilutive shares of common stock included in calculating diluted earnings per share for the years ended December 31, 2018, 2017, and 2016, respectively.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive.  In accordance with ASC Topic 260, "Earnings Per Share," these shares were not included in calculating diluted earnings per share.  There were 27,600 anti-dilutive shares at December 31, 2018.  There were no anti-dilutive shares at each of December 31, 2017 and 2016.

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

Stock-based Compensation

Stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date value of the stock-based compensation that is expected to vest.  The Company accounts for forfeitures of stock awards when they occur.  When stock awards are granted, the Company assumes that the service condition will be achieved when determining the initial amount of compensation cost recognized.  Information on the determination of the estimated value of stock-based awards used to calculate stock-based compensation expense is included in Note 12 to these Consolidated Financial Statements, “Stock-Based Compensation.”

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Financial Instruments with Off-Balance Sheet Risk

In the ordinary course of business, the Bank has entered into off-balance sheet financial arrangements consisting of commitments to extend credit and standby letters of credit.  The Bank provides guarantees in the form of standby letters of credit, which represent an irrevocable obligation to make payments to a third party if the borrower defaults on its obligation under a borrowing or other contractual arrangement with the third party.  The Bank could potentially be required to make payments to the extent of the amount guaranteed by the standby letters of credit based on the terms of the agreement.  The maximum potential amount of future payments under standby letters of credit was $3.4 million and $3.1 million as of December 31, 2018 and 2017, respectively.  There were no liabilities recorded on the Consolidated Balance Sheets related to standby letters of credit as of December 31, 2018 and 2017, respectively, reflecting management’s assessment of the value of the guarantee given the lack of historical activity and the likelihood of current customers to draw on the letters of credit.  The Bank has not incurred any losses on its commitments during the past three years and has not recorded a reserve for its commitments.

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

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which creates a single framework for recognizing revenue from contracts with customers that fall within its scope.  The Company used the modified retrospective method with a cumulative-effect adjustment to retained earnings.  The Company’s implementation efforts included the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts.   The majority of the Company’s revenues come from interest income on loans and securities that are outside the scope of ASC 606.  The Company’s services that fall within the scope of ASC 606 are presented within Non-Interest Income and are recognized as revenue as the Company satisfies its obligation to the customer.  Services within the scope of ASC 606 include insurance services fees, deposit service charges, and interchange income.  Further detail on the Company’s performance obligations and revenue recognition for these revenue streams is provided in Note 14 to these Consolidated Financial Statements.

The accounting related to one revenue source, variable profit-sharing revenue for TEA, was impacted by the adoption of ASC 606. Profit-sharing revenue is variable consideration that TEA earns based on the loss ratio of its customers at insurance companies.  TEA typically receives payment in the year following the year in which the profit-sharing revenue is earned, with most payments received in the first quarter.  Prior to January 1, 2018, the Company recognized profit-sharing revenue when the payment was received.  Under ASC 606, the Company will estimate this variable consideration based on past performance and loss experience known during the year and make subsequent adjustments to revenue when the uncertainty associated with the variable revenue is resolved.  As of January 1, 2018, the Company recorded accounts receivable of $551 thousand and the tax effect of $142 thousand through a cumulative-effect adjustment to beginning retained earnings, representing the profit sharing revenue earned in 2017 and expected to be received in 2018.

The Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2018-03 Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018 with a cumulative-effect adjustment to retained earnings.  This ASU requires equity securities to be measured at fair value with changes in the fair value recognized through net income.  As of December 31, 2017, the Company had an investment in the equity securities of another financial institution valued at the historical cost of $0.6 million.  The Company used the cost method of accounting because its ownership of the financial institution was less than 5% of the outstanding shares.  With the adoption of ASU 2016-01, the cost method was no longer an acceptable accounting principle.  On January 1, 2018 the Company recorded an increase in the value of the investment of $1.2 million based on observable prices obtained from orderly transactions between market participants through opening retained earnings.

The Company adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost effective January 1, 2018.  The ASU requires that an employer report the service cost component of net periodic pension cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost such as interest cost, expected return on plan assets, gain or loss, and amortization of prior service cost are required to be presented in the income statement separately from the service cost component. Prior to adoption of this update, the Company presented all components of net periodic pension cost in Salaries and Benefits Expense on its income statement.  The adoption of this ASU resulted in the reclassification of $283 thousand and $357 thousand of expenses from “salaries and benefits expense” to “other expense” for 2017 and 2016, respectively, in the Company’s consolidated statements of income.  Further details regarding the Company’s net periodic pension cost are provided in Note 11 to these Consolidated Financial Statements.

Accounting standards that have been recently issued but not yet required to be adopted as of December 31, 2018, to the extent management believes their adoption will have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures, are discussed below.

ASU 2016-02, Leases.  The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to meet that objective.  Under this new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.  The Company adopted this ASU effective January 1, 2019 using a modified retrospective approach, recording $4.3 million of right-of-use assets and lease liabilities on its consolidated balance sheet.

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.  Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold.  The main objective of this ASU (commonly known as the Current Expected Credit Loss Impairment Model, or CECL, in the industry) is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in CECL replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The amendments in CECL are effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The FASB expects that an entity will be able to leverage its current systems and methods for recording the allowance for credit losses.  However, many financial institutions, particularly community banks similar in size to the Company and industry groups like the American Bankers Association, have expressed concern about the impact of CECL.  The life of loan loss concept presents complexities that can decrease capital, and add both volatility to the allowance for loan losses (“ALLL”) estimates and additional costs.  Changes in expectations of future economic conditions will play a large role in CECL and can significantly affect the credit loss estimate.  The Company is developing its approach for determining expected credit losses under the new guidance, including the licensing of costly new software and the development of processes to track loan performance.  Significant procedural challenges will be faced both in implementation and on an ongoing basis.  The total impact of CECL to the Company’s financial statements is unknown but may be material.  Implementation of CECL will be a significant project for the Company through the projected implementation date of January 1, 2020.

ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement – The amendments in this ASU modify the disclosure requirements on fair value measurements.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Adoption of this ASU will impact the Company’s disclosures but will not impact the Company’s financial condition, results of operations or cash flows.

ASU 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans – The amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant.   The amendments in this ASU are effective for fiscal years ending after December 15, 2020. Adoption of this ASU will impact the Company’s disclosures but will not impact the Company’s financial condition, results of operations or cash flows.

2.SECURITIES

The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2018
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$34,597	$2	$(671)	$33,928
States and political subdivisions	22,168	69	(64)	22,173
Total debt securities	$56,765	$71	$(735)	$56,101

Mortgage-backed securities:
FNMA	$27,747	$21	$(729)	$27,039
FHLMC	14,645	11	(431)	14,225
GNMA	1,660	6	(36)	1,630
SBA	9,432	-	(299)	9,133
CMO	25,025	6	(1,055)	23,976
Total mortgage-backed securities	$78,509	$44	$(2,550)	$76,003

Total securities designated as available for sale	$135,274	$115	$(3,285)	$132,104

Held to Maturity:
Debt securities
States and political subdivisions	$1,685	$11	$(22)	$1,674

Total securities designated as held to maturity	$1,685	$11	$(22)	$1,674

	2017
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$28,407	$22	$(376)	$28,053
States and political subdivisions	29,169	246	(42)	29,373
Total debt securities	$57,576	$268	$(418)	$57,426

Mortgage-backed securities:
FNMA	$31,835	$69	$(350)	$31,554
FHLMC	14,708	22	(190)	14,540
GNMA	2,105	18	(21)	2,102
SBA	10,309	9	(103)	10,215
CMO	28,699	26	(744)	27,981
Total mortgage-backed securities	$87,656	$144	$(1,408)	$86,392

Equity securities:	$580	$1,234	$-	$1,814

Total securities designated as available for sale	$145,812	$1,646	$(1,826)	$145,632

Held to Maturity:
Debt securities
States and political subdivisions	$5,334	$1	$(74)	$5,261

Total securities designated as held to maturity	$5,334	$1	$(74)	$5,261

Available for sale securities with a total fair value of $94 million and $138 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at December 31, 2018 and 2017, respectively.

The scheduled maturity of debt and mortgage-backed securities at December 31, 2018 and 2017 is summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	2018		2017
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$5,074	$5,075	$5,974	$5,990
Due after one year through five years	22,637	22,448	24,063	24,068
Due after five years through ten years	28,870	28,391	25,584	25,385
Due after ten years	184	187	1,955	1,983
	56,765	56,101	57,576	57,426

Mortgage-backed securities
available for sale	78,509	76,003	87,656	86,392

Total	$135,274	$132,104	$145,232	$143,818

Debt securities held to maturity:

Due in one year or less	$693	$693	$4,077	$4,053
Due after one year through five years	811	811	690	661
Due after five years through ten years	93	89	473	464
Due after ten years	88	81	94	83
Total	$1,685	$1,674	$5,334	$5,261

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

Gross realized losses on investment securities were $0.1 million in 2018, resulting from the sale of our investment in the equity securities of another financial institution, as discussed in Note 1 to these Consolidated Financial Statements.  There were no gross realized losses from sales of securities in 2017 or 2016. There were no gross realized gains from sales in any year.

Information regarding unrealized losses within the Company’s available for sale securities at December 31, 2018 and 2017 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	2018

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$9,931	$(49)	$21,144	$(622)	$31,075	$(671)
States and political subdivisions	5,218	(15)	6,893	(49)	12,111	(64)
Total debt securities	$15,149	$(64)	$28,037	$(671)	$43,186	$(735)

Mortgage-backed securities:
FNMA	$2,637	$(21)	$23,667	$(708)	$26,304	$(729)
FHLMC	1,895	(25)	11,899	(406)	13,794	(431)
GNMA	-	-	926	(36)	926	(36)
SBA	-	-	9,133	(299)	9,133	(299)
CMO	-	-	23,127	(1,055)	23,127	(1,055)
Total mortgage-backed securities	$4,532	$(46)	$68,752	$(2,504)	$73,284	$(2,550)

Held to Maturity:
Debt securities:
States and political subdivisions	$156	$-	$722	$(22)	$878	$(22)

Total temporarily impaired
securities	$19,837	$(110)	$97,511	$(3,197)	$117,348	$(3,307)

	2017

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$15,151	$(239)	$6,863	$(137)	$22,014	$(376)
States and political subdivisions	7,288	(28)	894	(14)	8,182	(42)
Total debt securities	$22,439	$(267)	$7,757	$(151)	$30,196	$(418)

Mortgage-backed securities:
FNMA	$20,087	$(207)	$6,517	$(143)	$26,604	$(350)
FHLMC	12,984	(147)	960	(43)	13,944	(190)
GNMA	-	-	1,212	(21)	1,212	(21)
SBA	4,516	(43)	1,769	(60)	6,285	(103)
CMO	11,023	(216)	14,753	(528)	25,776	(744)
Total mortgage-backed securities	$48,610	$(613)	$25,211	$(795)	$73,821	$(1,408)

Held to Maturity:
Debt securities:
States and political subdivisions	$4,548	$(37)	$626	$(37)	$5,174	$(74)

Total temporarily impaired
securities	$75,597	$(917)	$33,594	$(983)	$109,191	$(1,900)

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2018 and 2017 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.  The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

The Company did not record any other-than-temporary impairment charges in 2018, 2017, or 2016.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government agencies such as the Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance going forward.

3.LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans at December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018	December 31, 2017
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$158,404	$131,208
Commercial and multi-family	592,507	519,902
Construction-Residential	113	2,134
Construction-Commercial	105,196	107,274
Home equities	70,546	69,745
Total real estate loans	926,766	830,263

Commercial and industrial loans	226,057	232,211
Consumer and other loans	1,520	1,654
Net deferred loan origination costs	1,587	1,187
Total gross loans	1,155,930	1,065,315

Allowance for loan losses	(14,784)	(14,019)

Loans, net	$1,141,146	$1,051,296

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

The Bank, in its normal course of business, sells certain residential mortgages which it originates to FNMA.  The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon.  The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.  This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk.  At December 31, 2018 and 2017, the Company had approximately $73 million and $78 million, respectively, in unpaid principal balances of loans that it services for FNMA.  For the years ended December 31, 2018 and 2017, the Company sold $4 million and $11 million, respectively, in loans to FNMA and realized gains on those sales of $38 thousand and $156 thousand, respectively.  Gains or losses recognized upon the sale of loans are determined on a specific identification basis.  The Company had a related asset of approximately $0.6 million for the servicing portfolio rights as of December 31, 2018 and December 31, 2017.  There were $0.4 million in loans held for sale at December 31, 2018 and no loans held for sale at December 31, 2017. Loans held for sale are typically in the portfolio for less than a month.  As a result, the carrying value approximates fair value.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

Due to the lack of foreclosure activity and absence of any ongoing litigation at December 31, 2018 and 2017, the Company had no accrual for loss contingencies or potential costs associated with foreclosure-related activities at those dates.

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

As of December 31, 2018, there were $406 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings.

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

Consumer Loans: The Company funds a variety of consumer loans, including direct automobile loans, recreational vehicle loans, boat loans, home improvement loans, and personal loans (collateralized and uncollateralized).  Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging up to five years, based upon the nature of the collateral and the size of the loan.  The majority of consumer loans are underwritten on a secured basis using the underlying collateral being financed.  A minimal amount of loans are unsecured, which carry a higher risk of loss.  These loans included overdrawn deposit accounts classified as loans of less than $0.1 million at December 31, 2018 and 2017.

The Company maintains an allowance for loan losses in order to capture the probable losses inherent in its loan portfolio.  There is a risk that the Company may experience significant loan losses in 2019 and beyond which could exceed the allowance for loan losses.  If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan losses or recognize further loan charge-offs, the Company may have to increase its allowance for loan losses or loan charge-offs which could have a material adverse effect on the Company's operating results and financial condition.  There can be no assurance that the Company's allowance for loan losses will be adequate to protect the Company against loan losses that it may incur.

Changes in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 follow:

	2018	2017	2016
	(in thousands)
Balance, beginning of year	$14,019	$13,916	$12,883
Provisions for loan losses	1,402	738	1,209
Recoveries	54	350	231
Charge-offs	(691)	(985)	(407)
Balance, end of year	$14,784	$14,019	$13,916

The following tables summarize the allowance for loan losses, as of December 31, 2018 and 2017, respectively, by portfolio segment.  The segments presented are at the level management uses to assess and monitor the risk and performance of the portfolio.

2018

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$5,204	$7,409	$109	$950	$347	$14,019
Charge-offs	(203)	(262)	(113)	(86)	(27)	(691)
Recoveries	41	-	12	-	1	54
Provision (Credit)	(674)	1,697	98	257	24	1,402
Ending balance	$4,368	$8,844	$106	$1,121	$345	$14,784

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$249	$716	$23	$85	$-	$1,073
Collectively evaluated
for impairment	4,119	8,128	83	1,036	345	13,711
Total	$4,368	$8,844	$106	$1,121	$345	$14,784

Loans:
Ending balance:
Individually evaluated
for impairment	$3,701	$15,290	$23	$2,814	$1,887	$23,715
Collectively evaluated
for impairment	222,356	682,413	1,497	155,703	68,659	1,130,628
Total	$226,057	$697,703	$1,520	$158,517	$70,546	$1,154,343

Note: Loan balances do not include $1.6 million in net deferred loan origination costs as of December 31, 2018.

* includes construction loans

2017

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,813	$7,890	$96	$769	$348	$13,916
Charge-offs	(791)	(127)	(66)	-	(1)	(985)
Recoveries	323	-	24	-	3	350
Provision (Credit)	859	(354)	55	181	(3)	738
Ending balance	$5,204	$7,409	$109	$950	$347	$14,019

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

* includes construction loans

A description of the Company’s accounting policies and the methodology used to estimate the allowance for loan losses, including a description of the factors considered in determining the allowance for loan losses, such as historical losses and existing economic conditions, is included in Note 1 to these Consolidated Financial Statements.

The following table provides data, at the class level, of credit quality indicators of certain loans, as of December 31, 2018 and 2017, respectively:

2018
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$65,932	$466,294	$532,226	$155,687
Watch	30,628	109,409	140,037	57,366
Special Mention	-	10,583	10,583	4,105
Substandard	8,636	6,221	14,857	8,870
Doubtful/Loss	-	-	-	29
Total	$105,196	$592,507	$697,703	$226,057

2017
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$83,203	$418,819	$502,022	$158,181
Watch	24,071	87,746	111,817	57,827
Special Mention	-	4,106	4,106	13,247
Substandard	-	9,231	9,231	2,134
Doubtful/Loss	-	-	-	822
Total	$107,274	$519,902	$627,176	$232,211

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

A summary of current, past due, and nonaccrual loans as of December 31, 2018 and 2017 follows:

2018
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$217,625	$6,173	$565	$-	$1,694	$226,057
Residential real estate:
Residential	154,063	2,546	332	-	1,463	158,404
Construction	113	-	-	-	-	113
Commercial real estate:
Commercial	582,016	4,546	-	-	5,945	592,507
Construction	95,204	1,027	329	-	8,636	105,196
Home equities	69,094	123	76	-	1,253	70,546
Consumer and other	1,514	5	1	-	-	1,520
Total Loans	$1,119,629	$14,420	$1,303	$-	$18,991	$1,154,343

2017
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$225,915	$4,019	$163	$365	$1,749	$232,211
Residential real estate:
Residential	129,251	731	-	-	1,226	131,208
Construction	2,134	-	-	-	-	2,134
Commercial real estate:
Commercial	508,044	2,611	-	309	8,938	519,902
Construction	102,109	3,239	1,926	-	-	107,274
Home equities	68,415	171	40	-	1,119	69,745
Consumer and other	1,628	11	6	-	9	1,654
Total Loans	$1,037,496	$10,782	$2,135	$674	$13,041	$1,064,128

The following table provides data, at the class level, of impaired loans:

	At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,633	$2,611	$-	$1,785	$116	$65
Residential real estate:
Residential	2,289	2,483	-	2,337	45	69
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,538	6,914	-	6,733	220	115
Construction	116	116	-	143	-	12
Home equities	1,887	2,058	-	1,952	71	43
Consumer and other	-	-	-	-	-	-
Total impaired loans	$12,463	$14,182	$-	$12,950	$452	$304

	At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,068	$2,095	$249	$2,098	$17	$125
Residential real estate:
Residential	525	556	85	520	22	3
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	-	-	-	-	-	-
Construction	8,636	8,975	716	8,793	379	113
Home equities	-	-	-	-	-	-
Consumer and other	23	27	23	23	-	2
Total impaired loans	$11,252	$11,653	$1,073	$11,434	$418	$243

	At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$3,701	$4,706	$249	$3,883	$133	$190
Residential real estate:
Residential	2,814	3,039	85	2,857	67	72
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,538	6,914	-	6,733	220	115
Construction	8,752	9,091	716	8,936	379	125
Home equities	1,887	2,058	-	1,952	71	43
Consumer and other	23	27	23	23	-	2
Total impaired loans	$23,715	$25,835	$1,073	$24,384	$870	$547

	At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,023	$1,917	$-	$1,704	$92	$28
Residential real estate:
Residential	2,415	2,594	-	2,456	46	83
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	2,336	2,469	-	2,449	134	32
Construction	187	187	-	218	-	13
Home equities	1,785	1,892	-	1,828	62	33
Consumer and other	-	-	-	-	-	-
Total impaired loans	$7,746	$9,059	$-	$8,655	$334	$189

	At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$1,240	$1,431	$372	$1,279	$79	$12
Residential real estate:
Residential	196	196	28	196	6	3
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,689	6,819	643	6,755	156	129
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer and other	34	59	34	37	3	2
Total impaired loans	$8,159	$8,505	$1,077	$8,267	$244	$146

	At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,263	$3,348	$372	$2,983	$171	$40
Residential real estate:
Residential	2,611	2,790	28	2,652	52	86
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	9,025	9,288	643	9,204	290	161
Construction	187	187	-	218	-	13
Home equities	1,785	1,892	-	1,828	62	33
Consumer and other	34	59	34	37	3	2
Total impaired loans	$15,905	$17,564	$1,077	$16,922	$578	$335

There were $12.5 million in impaired loans with no related allowance at December 31, 2018 and $7.7 million in impaired loans with no related allowance at December 31, 2017.  As management identifies impaired loans that are collateral dependent, new appraisals are ordered to determine the fair value of the collateral.  It should also be noted that when estimating the fair value of collateral for the purpose of performing an impairment test, management further reduces the appraised value of the collateral to account for estimated selling or carrying costs, age of the appraisal, if applicable, or any other perceived market or borrower-specific risks to the value of the collateral.

The interest income in the preceding table was interest income recognized on accruing TDRs and interest paid prior to loans being identified as non-accrual.  The interest income foregone in the preceding table represents interest income that the Company did not recognize on those loans while they were on non-accrual.

The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2018 and 2017.

Troubled debt restructurings (“TDRs”)

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	December 31, 2018
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,282	$275	$2,007	$154
Residential real estate:
Residential	1,617	266	1,351	14
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	4,164	3,571	593	-
Construction	8,753	8,637	116	716
Home equities	756	122	634	-
Consumer and other	23	-	23	23
Total TDR loans	$17,595	$12,871	$4,724	$907

	December 31, 2017
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$734	$220	$514	$8
Residential real estate:
Residential	1,656	271	1,385	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,854	3,767	87	236
Construction	187	-	187	-
Home equities	794	128	666	-
Consumer and other	25	-	25	24
Total TDR loans	$7,250	$4,386	$2,864	$268

Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective interest rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of December 31, 2018, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

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

The following tables show the data for TDR activity by type of concession granted to the borrower during 2018 and 2017:

	Year ended December 31, 2018			Year ended December 31, 2017
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Deferral of principal	-	$-	$-	1	$874	$874
Extension of maturity	2	1,651	1,651	-	-	-
Term-out line of credit	1	29	29	1	180	180
Combination of concessions	1	63	63	-	-	-
Residential Real Estate & Construction:
Extension of maturity	1	156	156	2	254	272
Commercial Real Estate & Construction:
Deferral of principal	1	8,768	8,768	-	-	-
Extension of maturity	1	181	181	3	5,073	5,073
Combination of concessions	1	154	154	1	4,179	3,397
Home Equities:	-	-	-	-	-	-
Deferral of principal	1	100	100	1	175	175
Extension of maturity and
interest rate reduction	-	-	-	1	20	20
Consumer and other loans	-	-	-	-	-	-

Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2018 and 2017.  All of the C&I and commercial real estate TDRs were already considered impaired and sufficiently reserved for prior to being identified as a TDR.

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value.  A loan is considered in default when the loan is 90 days past due.  The following table presents loans which were classified as TDRs during the preceding twelve months and which subsequently defaulted during the twelve month periods ended December 31, 2018 and 2017, respectively:

	Year ended December 31, 2018		Year ended December 31, 2017
	(Recorded Investment in thousands)		(Recorded Investment in thousands)

Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial and industrial	-	$-	1	$107
Residential real estate	-	-	1	151
Commercial real estate	-	-	-	-
Home equities	-	-	-	-
Consumer and other loans	-	-	-	-

4.PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 were as follows:

	2018	2017
	(in thousands)
Land	$268	$268
Buildings and improvements	13,258	13,047
Furniture, fixtures, and equipment	16,375	15,504
	29,901	28,819
Less accumulated depreciation	(19,416)	(18,255)
Properties and equipment, net	$10,485	$10,564

Depreciation expense totaled $1.2 million in 2018, 2017, and 2016.

5.OTHER ASSETS

Other assets at December 31 were as follows:

	2018	2017
	(in thousands)
Net deferred tax asset	$4,417	$4,450
Accrued interest receivable	4,594	4,091
State historic tax credit receivable	1,854	4,960
Prepaid expenses	1,451	1,022
Mortgage servicing rights	609	586
Historic tax credit investments	1,243	1,182
Accounts receivable	3,002	2,688
Other	904	671
Total other assets	$18,074	$19,650

6.GOODWILL AND INTANGIBLE ASSETS

The Company had $10.5 million in goodwill at December 31, 2018 and $8.1 million at December 31, 2017.  The entire amount of goodwill is within the insurance agency activities segment.  The Company measures the fair value of the insurance agency reporting unit annually, as of December 31, utilizing market value EBITDA multiples based on industry data and cash flow modeling.  When modeling future cash flows, management considered historical information, the operating budget, and strategic goals in projecting net income and cash flows for the next five years.  No impairment was recognized as a result of the goodwill impairment test as of December 31, 2018 and 2017, respectively.  Further discussion of the Company’s goodwill impairment testing is included in Note 1.

TEA purchased the assets of Richardson and Stout Inc. (“R&S”), an insurance agency in Wellsville, NY, on July 1, 2018, A.M. Smith Group, Inc., an insurance agency in Lockport, NY, on December 31, 2016 and Mietus Agency, an insurance agency in Derby, NY on January 1, 2017.  Intangible assets related to those acquisitions are reflected in the table below:

2018	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Avg Amortization Period
	(in thousands)

Insurance expirations	$2,865	$(393)	$2,472	6 years

2017	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Avg Amortization Period
	(in thousands)

Insurance expirations	$565	$(113)	$452	4 years

Amortization expense related to intangibles for the years ended December 31, 2018, 2017, and 2016 was $280 thousand, $113 thousand, and $0, respectively.  Estimated amortization expense for each of the four succeeding fiscal years is as follows:

Year Ending December 31	Amount
(in thousands)
2019	$447
2020	447
2021	447
2022	334
2023 - 2025	797
$2,472

7.DEPOSITS

Time deposits of $250 thousand and over, excluding brokered deposits, totaled $59.5 million and $40.2 million at December 31, 2018 and 2017, respectively.  Brokered time deposits totaled $41.0 million and $1.2 million at December 31, 2018 and 2017, respectively. There were overdrawn deposit accounts classified as loans of less than $0.1 million at both December 31, 2018 and 2017.

At December 31, 2018, the scheduled maturities of all time deposits were as follows:

(in thousands)
2019	$193,937
2020	50,144
2021	41,655
2022	8,118
2023	7,373
$301,227

8.BORROWED FUNDS AND JUNIOR SUBORDINATED DEBENTURES

Other borrowings at December 31, 2018 consist of a $10 million advance from the FHLB with a fixed interest rate of 1.73% that matures in 2020.

The Bank has the ability to borrow additional funds from the FHLB based on the securities or real estate loans that can be used as collateral and to purchase additional federal funds through one of the Bank’s correspondent banks.  Given the current collateral available, additional advances of up to $215 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.    The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.

As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY.  The Bank held FHLBNY stock with a carrying value of $1 million and $5 million as of December 31, 2018 and December 31, 2017, respectively.

The amounts and interest rates of other borrowed funds were as follows:

	FHLB Overnight Line of Credit	FHLB Advances	Total Other Borrowings
	(in thousands)
At December 31, 2018
Amount outstanding	$-	$10,000	$10,000
Weighted-average interest rate	-%	1.73%	1.73%

For the year ended December 31, 2018
Highest amount at a month end	$78,900	$10,000
Daily average amount outstanding	$20,981	$10,000	$30,981
Weighted-average interest rate	1.76%	1.73%	1.75%

At December 31, 2017
Amount outstanding	$78,250	$10,000	$88,250
Weighted-average interest rate	1.53%	1.73%	1.55%

For the year ended December 31, 2017
Highest amount at a month end	$78,250	$10,000
Daily average amount outstanding	$16,491	$10,000	$26,491
Weighted-average interest rate	1.36%	1.73%	1.50%

At December 31, 2016
Amount outstanding	$18,200	$10,000	$28,200
Weighted-average interest rate	0.74%	1.73%	1.09%

For the year ended December 31, 2016
Highest amount at a month end	$49,100	$10,000
Daily average amount outstanding	$16,011	$10,000	$26,011
Weighted-average interest rate	0.61%	1.73%	1.05%

On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 (the “Capital Securities”) and $330 thousand of common securities (the “Common Securities”).  The Capital Securities represent preferred undivided interests in the assets of the Trust.  Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in the Company’s Tier 1 (Core) capital.  The Common Securities are wholly-owned by the Company and are the only class of the Trust’s securities possessing general voting powers.

The Capital Securities have a distribution rate of three-month LIBOR plus 2.65%, and the distribution dates are February 23, May 23, August 23, and November 23.  The distribution rate was 5.34% at December 31, 2018.

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

The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust.  The interest rate payable on the Junior Subordinated Debentures was 5.34% at December 31, 2018.

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

9.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank enters into agreements with customers to sell securities owned by the Bank to the customers and repurchase the identical security, within one business day.  No physical movement of the securities is involved.  The customers are informed the securities are held in safekeeping by the Bank on behalf of the customers.  The Bank had $3.1 million and $9.3 million in securities sold under agreement to repurchase at December 31, 2018 and 2017, respectively.

10.COMPREHENSIVE INCOME (LOSS)

The following tables display the components of other comprehensive income (loss), net of tax:

	Balance at December 31, 2017	Net Change	Balance at December 31, 2018
	(in thousands)
Net unrealized loss on investment securities	$(1,049)	$(1,299)	$(2,348)
Net defined benefit pension plan adjustments	(2,368)	(637)	(3,005)
Total	$(3,417)	$(1,936)	$(5,353)

	Balance at December 31, 2016	Net Change	Balance at December 31, 2017
	(in thousands)
Net unrealized loss on investment securities	$(365)	$(684)	$(1,049)
Net defined benefit pension plan adjustments	(2,059)	(309)	(2,368)
Total	$(2,424)	$(993)	$(3,417)

	Balance at December 31, 2015	Net Change	Balance at December 31, 2016
	(in thousands)
Net unrealized loss on investment securities	$475	$(840)	$(365)
Net defined benefit pension plan adjustments	(2,285)	226	(2,059)
Total	$(1,810)	$(614)	$(2,424)

	December 31, 2018 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized (loss) gain on investment securities	$(1,756)	$457	$(1,299)

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$(987)	$196	$(791)
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(5)	26
Amortization of actuarial loss (a)	169	(41)	128
Net change	(787)	150	(637)

Other Comprehensive Income (Loss)	$(2,543)	$607	$(1,936)

(a)	Included in net periodic pension cost as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

	December 31, 2017 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Tax effect reclass due to TCJA	Total Net Change
Unrealized loss on investment securities:
Unrealized (loss) gain on investment securities	$(826)	$319	$(507)	$(177)	$(684)

Defined benefit pension plans adjustments:
Net actuarial gain (loss)	$(30)	$11	$(19)
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(4)	27
Amortization of actuarial loss (a)	173	(36)	137
Net change	174	(29)	145	(454)	(309)

Other Comprehensive Income (Loss)	$(652)	$290	$(362)	$(631)	$(993)

(a)	Included in net periodic pension cost as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

	December 31, 2016 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized (loss) gain on investment securities	$(1,355)	$515	$(840)

Defined benefit pension plans adjustments:
Net actuarial gain (loss)	$110	$(42)	$68
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(12)	19
Amortization of actuarial loss (a)	221	(82)	139
Net change	362	(136)	226

Other Comprehensive Income (Loss)	$(993)	$379	$(614)

(a)	Included in net periodic pension cost as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

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

Selected Financial Information for the Pension Plan is as follows:

	12/31/2018	12/31/2017
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$5,842	$5,524
Service cost	-	-
Interest cost	205	216
Assumption change	(491)	245
Actuarial (gain) loss	50	62
Benefits paid	(216)	(205)
Benefit obligation at the end of the year	5,390	5,842

Change in plan assets:
Fair value of plan assets at the beginning of year	5,787	4,266
Actual return on plan assets	(391)	726
Employer contributions	-	1,000
Benefits paid	(216)	(205)
Fair value of plan assets at the end of year	5,180	5,787

Funded status	$(210)	$(55)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(210)	$(55)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$2,372	$2,192
Prior service cost	-	-
Net amount recognized in equity - pre-tax	$2,372	$2,192

Accumulated benefit obligation at year end	$5,390	$5,842

Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2018	2017	2016
Discount rate for projected benefit obligation	4.20%	3.55%	3.95%
Discount rate for net periodic pension cost	3.55%	3.95%	4.17%
Rate of increase in compensation levels	-%	-%	-%
Expected long-term rate of return of plan assets	5.50%	6.50%	6.50%

The components of net periodic benefit cost consisted of the following:

	2018	2017	2016
	(in thousands)
Service cost	$-	$-	$-
Interest cost	205	216	221
Expected return on plan assets	(312)	(275)	(263)
Net amortization and deferral	83	92	85
Net periodic benefit cost	$(24)	$33	$43

The components of net periodic benefit cost other than the service cost component are included in the line item “other expense” in the income statement.

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic cost in 2019 for amortization of actuarial loss will be $97 thousand.

The Company did not contribute to the Pension Plan in 2018 and expects that it will not contribute to the Pension Plan in 2019.

The expected long-term rate of return on Pension Plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on plan targeted asset allocation.  Equity and fixed income securities were assumed to earn returns in the ranges of 5% to 10% and 4% to 5%, respectively.  When these overall return expectations are applied to the Pension Plan’s targeted allocation, the expected rate of return was determined to be 5.50%, which is within the range of expected return.  The Company’s management will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary.

The weighted average asset allocation of the Pension Plan at December 31, 2018 and 2017, the Pension Plan measurement date, was as follows:

Asset Category:	2018	2017
Equity mutual funds	26.53%	25.93%
Fixed income mutual funds	71.61%	72.17%
Cash/Short-term investments	1.86%	1.90%
	100.00%	100.00%

The portfolio is invested in accordance with sound investment practices that emphasize long-term investment fundamentals.  Consistent with this approach, the investment strategy is to diversify the portfolio in order to reduce risk and to maintain sufficient liquidity to meet the obligations of the Plan. The Plan’s long-term asset allocation under normal market conditions is 25% equity investment and 75% fixed income assets and other short term investments and cash equivalents. The investment objective of the allocation in equity investments emphasizes long term capital appreciation.  These equity investments are diversified across market capitalization, industries, style and geographical location.   The investment objective of the fixed income allocation is to generally provide a diversified source of income with an awareness of capital preservation. The primary objective of the investment philosophy is capital preservation.

The major categories of assets in the Bank’s Pension Plan as of year-end are presented in the following table.  Assets are segregated according to their investment objective by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 21 – Fair Value of Financial Instruments).

	2018	2017
	(in thousands)
Level 1:
Mutual funds:
Short-term investments:
Money market	$96	$110
Fixed Income:	3,710	4,176
Equities:
Small cap	-	243
Large cap	576	520
International large cap	789	497
International small cap	9	123
Emerging markets	-	118
	$5,180	$5,787

The mutual funds are actively traded with market quotes available on at least a daily basis.  Therefore, they are Level 1 assets.

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis increased from 3.55% at December 31, 2017 to 4.20% at December 31, 2018 for the Company's Pension Plan.

Expected benefit payments under the Pension Plan over the next ten years at December 31, 2018 are as follows:

(in thousands)
2019	$219
2020	217
2021	232
2022	266
2023	289
Year 2024 - 2028	1,692

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

Selected financial information for the two SERP plans is as follows:

	12/31/2018	12/31/2017
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$4,542	$4,255
Service cost	187	168
Interest cost	137	137
Actuarial (gain) loss	725	175
Benefits paid	(193)	(193)
Benefit obligation at the end of the year	5,398	4,542

Change in plan assets:
Fair value of plan assets at the beginning of year	-	-
Actual return on plan assets	-	-
Employer contributions	193	193
Benefits paid	(193)	(193)
Fair value of plan assets at the end of year	-	-

Funded status	$(5,398)	$(4,542)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(5,398)	$(4,542)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$1,480	$841
Prior service cost	125	156
Net amount recognized in equity - pre-tax	$1,605	$997

Accumulated benefit obligation at year end	$5,047	$4,007

Assumptions used by the Bank in the determination of SERP information consisted of the following:

	2018	2017	2016
Discount rate for projected benefit obligation	3.84%	3.09%	3.30%
Discount rate for net periodic pension cost	3.09%	3.30%	3.38%
Salary scale	6.00%	3.00%	3.00%

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis increased from 3.09% at December 31, 2017 to 3.84% at December 31, 2018 (i.e. the measurement date) for the SERP.

The components of net periodic benefit cost consisted of the following:

	2018	2017	2016
	(in thousands)
Service cost	$187	$168	$188
Interest cost	137	137	144
Net amortization and deferral	117	112	167
Net periodic benefit cost	$441	$417	$499

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2019 for prior service costs and actuarial loss will be $31 thousand and $235 thousand, respectively.

Expected benefit payments under the SERP over the next ten years at December 31, 2018 are as follows:

(in thousands)
2019	$378
2020	378
2021	285
2022	3,029
2023	285
Year 2024 - 2028	1,125

Other Compensation Plans

The Company has a non-qualified deferred compensation plan whereby directors and certain officers may defer a portion of their base pre-tax compensation.  Additionally, the Company has a non-qualified executive incentive retirement plan, whereby the Company defers on behalf of certain officers a portion of their base compensation until retirement or termination of service, subject to certain vesting arrangements.  Aggregate expense under these plans was approximately $147 thousand in 2018, $107 thousand in 2017, and $110 thousand in 2016.  The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $2.1 million at December 31, 2018, $2.0 million at December 31, 2017 and $2.2 million at December 31, 2016.

These benefit plans are indirectly funded by bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $28.4 million and $27.7 million at December 31, 2018 and 2017, respectively.  Increases in cash surrender value are included in other non-interest income on the Company’s Consolidated Statements of Income.  Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries during employment.

The Bank also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements.  The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit.  The 401(k) plan includes a Qualified Automatic Contribution Arrangement (“QACA”).  This arrangement features automatic deferred contributions with annual escalation, a QACA matching contribution, and an additional matching contribution.  Employees vest in employer contributions over six years.  The Company’s expense under the 401(k) Plan was approximately $956 thousand, $818 thousand, and $727 thousand for the years ended December 31, 2018, 2017, and 2016, respectively.

12.STOCK-BASED COMPENSATION

At December 31, 2018, the Company had two stock-based compensation plans, which are described below.  The Company accounts for the fair value of its grants under these plans in accordance with ASC Topic 718, “Compensation – Stock Compensation”.  The compensation cost charged against income for those plans was $577 thousand, $456 thousand, and $380 thousand for 2018, 2017, and 2016, respectively, and is included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income.  All stock option and restricted stock expense is recorded on a straight-line basis over the expected vesting term.  In addition, expenses for director stock-based compensation were recognized to reflect $153 thousand, $120 thousand, and $98 thousand in 2018, 2017, and 2016, respectively, as part of “Other” expense in the Company’s Consolidated Statements of Income.

2009 Long-Term Equity Incentive Plan

Under the Company’s 2009 Long-Term Equity Incentive Plan (the “2009 Plan”) and, prior to the adoption of the 2009 Plan by shareholders in April 2009, under the Company’s 1999 Employee Stock Option and Long-Term Incentive Plan (the “1999 Plan” and together with the 2009 Plan, the “Equity Plans”), the Company has granted options or restricted stock to officers, directors and key employees of the Company and its subsidiaries.  Under the Equity Plans, the Company was authorized to issue up to 629,796 shares of common stock.  Under the Equity Plans, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.  If available, the Company normally issues shares out of its treasury for any options exercised or restricted shares issued.  The options have vesting schedules from 12 months through 4 years.  At December 31, 2018, there were a total of 70,921 shares available for grant under the 2009 Plan.  The Company may no longer make grants under the 1999 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2018	2017	2016
Dividend Yield	2.04%	2.03%	2.88%
Expected Life (years)	6.81	6.95	6.77
Expected Volatility	16.57%	17.34%	17.25%
Risk-free Interest Rate	2.82%	2.24%	1.78%
Weighted Average Fair Value	$7.63	$6.41	$3.05

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

Stock options activity for 2018 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2017	241,220	$20.53
Granted	28,660	45.20
Exercised	(43,761)	15.79
Expired	(330)	39.50
Forfeited	(6,821)	36.40
Balance, December 31, 2018	218,968	$24.18	5.17	$2,386

Exercisable, December 31, 2018	152,542	$18.96	3.88	$2,181

Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $266 thousand.  The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2019	$120
2020	85
2021	51
2022	10

Restricted stock award activity for 2018 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2017	36,254	$31.34
Granted	18,505	44.61
Vested	(16,303)	30.77
Forfeited	(3,111)	37.53
Balance, December 31, 2018	35,345	$38.01

As of December 31, 2018, there was $859 thousand in unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Equity Plans.  The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2019	$416
2020	260
2021	154
2022	29

During fiscal years 2018, 2017, and 2016, the following activity occurred under the Company’s plans:

	2018	2017	2016
	(in thousands)
Total intrinsic value of stock options exercised	$1,237	$567	$92
Total fair value of restricted stock awards vested	$736	$645	$349

Employee Stock Purchase Plan

The Company also maintains the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”).  As of December 31, 2018, there were 104,123 shares of common stock available to issue to full-time employees of the Company and its subsidiaries, nearly all of whom are eligible to participate.  Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. Prior to 2017, the Company granted options on January 1 and July 1 of each year during the term of the Purchase Plan.  The purchase price of the stock was 85% of the lower of its price on the grant date (January 1 and July 1) or the exercise date (June 30 and December 31).  Starting in 2017, employees can purchase stock only on June 30 and December 31 each year during the term of the Purchase Plan for 85% of the price on the purchase date.  The Company no longer grants employees the option to purchase the stock at the lower of the price at the beginning or end or the purchase periods.  Under the Purchase Plan, the Company issued 10,821, 7,610, and 10,596 shares to employees in 2018, 2017, and 2016, respectively.  In 2018 and 2017, the compensation cost is calculated by the value of the 15% discount only.  In 2016, compensation cost was recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with assumptions depicted in the following table.

2016
Dividend Yield	2.93%
Expected Life (years)	0.50
Expected Volatility	22.97%
Risk-free Interest Rate	0.43%
Weighted Average Fair Value	$7.71

The compensation cost that was charged against income for the Purchase Plan was $61 thousand, $47 thousand, and $75 thousand for 2018, 2017, and 2016, respectively.

13.INCOME TAXES

The components of the provision for income taxes were as follows:

	2018	2017	2016
	(in thousands)
Current federal tax expense	$1,182	$2,041	$1,990
Current state tax expense	606	18	4
Total current tax expense	1,788	2,059	1,994

Deferred federal tax expense (benefit)	$-	$2,441	$(405)
Deferred state tax expense	495	709	334
Total deferred tax expense (benefit)	495	3,150	(71)

Total income tax provision	$2,283	$5,209	$1,923

The Company’s provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Tax provision at statutory rate	$3,914	21%	$5,334	34%	$3,466	34%
Change in taxes resulting from:
Tax-exempt income	(287)	(2)	(589)	(4)	(522)	(5)
Historic tax credit	(2,043)	(11)	(1,869)	(12)	(1,413)	(14)
State taxes, net of federal benefit	871	5	455	2	236	2
Deferred tax asset remeasurement	-	-	2,074	13	-	-
Other items, net	(172)	(1)	(196)	-	156	2
Income tax provision	$2,283	12%	$5,209	33%	$1,923	19%

In 2018, the Company recognized the impact of its investments in partnerships that incurred expenses related to the rehabilitation of certified historic structures located in New York State after the historic structures were placed in service.  At the time a historic structure is placed in service, the Bank is eligible for a federal and New York State tax credit.  As noted in Note 1 to these Consolidated Financial Statements, for New York State, any new credit earned from rehabilitated historic properties placed in service on or after January 1, 2015 not used in the current tax year will be treated as a refund or overpayment of tax to be credited to the next year’s tax.  Since the realization of the tax credit does not depend on the Bank’s generation of future taxable income or the Bank’s ongoing tax status or tax position, the refund is not considered an element of income tax accounting (ASC 740).  In such cases, the Bank would not record the credit as a reduction of income tax expense; rather, the Bank includes the refundable New York State tax credit in non-interest income with a corresponding receivable recorded in other assets.

The following table presents the impact on the results of operations from the Bank’s historic tax credit activity for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016

Loss on tax credit investment	$(2,870)	$(3,997)	$(3,022)
Refundable state historic tax credit	1,982	2,843	2,117
Income tax benefit	2,043	1,869	1,413
Total HTC income	$1,155	$715	$508

At December 31, 2018 and 2017 the components of the net deferred tax asset were as follows:

	2018	2017
	(in thousands)
Deferred tax assets:
Pension and SERP plans	$1,452	$1,184
Allowance for loan and lease losses	3,788	3,566
Non accrued interest	68	58
Deferred compensation	614	594
Litigation accrual	-	1
Loss on investment in tax credit	490	454
Stock options granted	165	137
Historic tax credit carryforward	-	518
Leases	119	109
Net unrealized losses on securities	822	364
Gross deferred tax assets	$7,518	$6,985

Deferred tax liabilities:
Depreciation and amortization	$1,637	$1,428
Prepaid expenses	616	479
Deferred dividend income	356	192
Mortgage servicing asset	158	151
Gross deferred tax liabilities	$2,767	$2,250

Valuation allowance	(334)	(285)
Net deferred tax asset	$4,417	$4,450

The net deferred tax asset at December 31, 2018 and 2017 is included in “other assets” in the Company’s consolidated balance sheets.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not that the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2018, except for a valuation allowance of $205 thousand on the net deferred tax asset for the investment in historic tax credits of $490 thousand and an allowance of $129 thousand on the net deferred tax asset for pension and SERP plans of $1.5 million.  In assessing the need for a valuation allowance for the deferred tax assets for the investments in historic tax credits and for the SERP, the Company considered all positive and negative evidence in assessing whether the weight of available evidence supports the recognition of some or all of the deferred tax assets.

In regard to historic tax credit investments, because of the tax nature of the loss to be recognized when the investment is ultimately sold (which for tax purposes will give rise to a capital loss), the Company has limited capital gains to use in the future to be able to utilize the capital losses from these investments.  Therefore, the Company’s assessment of the deferred tax asset warrants the need for a valuation allowance to be recognized on the deferred tax asset that it determined is more-likely-than-not to not be realized.  The amount of remaining capital loss includes the projected capital basis after taking the tax credit, expected losses, and cash distributions.

In regard to the deferred tax asset related to the SERP, given the lump sum distribution election made by one of the Company’s executives, the Company expects it will pay that executive a SERP benefit of more than $1 million in a single fiscal year.  Per Section 162(m) of the Internal Revenue Code and IRS Notice 2018-68, the amount exceeding $1 million that is above the “grandfathered” amount is not deductible for income tax purposes.  The Company therefore determined it is more-likely-than-not that the projected benefit obligation increases after December 31, 2017 for the executive’s SERP benefit will not be deductible.

The state historic tax credit carryforward has an indefinite life with no expiration date in which to utilize the credit.

The Company did not have any unrecognized tax benefits for the years ended December 31, 2018, 2017, and 2016.

There were no accrued penalties and interest at December 31, 2018 and 2017.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service (“IRS”) and various state taxing authorities.  In 2017, the Company concluded a NYS audit covering the years 2011-2014. The most recent IRS audit was completed in 2010 and covered the years 2006-2008.  These audits concluded with no material adverse findings.  The tax years 2015-2017 for NYS and 2015-2017 for the IRS remain subject to examination.

The TCJA was signed into law on December 22, 2017.  The most significant impact of the TCJA has been on the Company’s marginal federal tax rate in 2018 and beyond, which decreased from 35% to 21%. The change in the corporate tax rate resulted in a $2.1 million expense related to the remeasurement of the Company’s deferred tax asset as of December 31, 2017.  Approximately $0.6 million of the $2.1 million expense is associated with deferred taxes related to unrealized gains on available-for-sale investment securities and the unamortized actuarial losses on the Pension Plan and the SERPs which were originally created through other comprehensive income (“OCI”).  The Company reclassified the $0.6 million charge related to deferred tax expense for items originally recorded through OCI from OCI to retained earnings per ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” released in February 2018 and early adopted by the Company for the period ended December 31, 2017.

Other significant aspects of the TCJA that have had a direct impact on the Company include:

•

The Company is active in the historic rehabilitation tax credit (“HTC”) market.  Before the TCJA, HTC’s were allowed for 20% of qualified rehabilitation expenses (“QRE”) in the year the property is placed in service.  For properties owned before December 31, 2017 in which construction is started by June 22, 2018 and completed by December 22, 2019, the old rules still apply.  The Company has two remaining projects that fit these criteria.  For all other projects, the HTC for 20% of QRE will now be taken over a 5 year period rather than all in the first year.  This delay in cash flows to investors will negatively impact the pricing on HTC’s.  The Company earned $1.2 million in net income on HTC investments in 2018 and had historic tax credit investments valued at $1.2 million as of December 31, 2018.

•

The TCJA limits the deductibility of executive compensation.  The TCJA expands the definition of “covered employees” for purposes of Section 162(m) of the Internal Revenue Code to include the CFO, CEO, and the three most highly compensated officers for the tax year and, once designated as a covered employee, an individual is a covered employee for all future years.  Previously, if a covered employee retired, the individual would no longer be considered “covered” in retirement and therefore post-retirement payments to that individual would not be limited by Section 162(m).  This change impacts the SERP for one of the Company’s executive officers, who is to receive his benefit in a lump sum payment.  In August 2018, the IRS issued Notice 2018-68, which provided guidance with respect to the amendments made to Section 162(m) and provided a transition rule applicable to certain outstanding arrangements (referred to as the “grandfather rule”).  Notice 2018-68 defines the term “written binding contract” for purposes of grandfathering.  Remuneration is grandfathered if it is payable under a written binding contract that was in effect on November 2, 2017, and not materially modified after that date, only to the extent the corporation is obligated under applicable law to pay the remuneration under the contract if the employee performs services or satisfies the vesting conditions.  Therefore, for the executive in question,  the Company is treating the vested portion of the SERP benefit on November 2, 2017 as subject to the grandfather rule of the new Section 162(m) so that vested portion of the SERP benefit is outside the scope of Section 162(m) and therefore deductible. Any increase in the executive’s SERP obligation after November 2, 2017 will be subject to the Section 162(m) limits on deductibility.

14.         REVENUE RECOGNITION OF NON-INTEREST INCOME

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

•	Insurance claims services revenue is recorded at Frontier Claims Services, Inc. (“FCS”).

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

A disaggregation of the total insurance service and other fees at December 31, 2018, 2017, and 2016:

	2018	2017	2016
	(in thousands)
Commercial property and casualty insurance commissions	$3,541	$2,918	$2,646
Personal property and casualty insurance commissions	3,067	2,608	2,311
Employee benefits sales commissions	855	528	234
Profit sharing and contingent revenue	905	928	531
Wealth management and other financial services	563	425	413
Insurance claims services revenue	305	390	261
Other insurance-related revenue	129	101	123
Total insurance service and other fees	$9,365	$7,898	$6,519

15.OTHER LIABILITIES

Other liabilities at December 31 were as follows:

	2018	2017
	(in thousands)
Retirement compensation liabilities	$7,976	$6,997
Accounts payable	4,989	3,484
Historic tax credit investment	2,996	3,942
Interest payable	877	334
Loan participation payable	-	2,143
Other	193	293
Total other liabilities	$17,031	$17,193

On the last business day of 2017, the Bank received the pay-off of a loan that was partially participated out to another financial institution, but did not remit funds to the participating bank until the first business day of 2018, resulting in a $2.1 million loan participation payable as of December 31, 2017.

16.RELATED PARTY TRANSACTIONS

The Bank has entered into loan transactions with certain directors, executive officers, significant shareholders and their affiliates (related parties) in the ordinary course of its business.  The aggregate outstanding principal balance of loans to such related parties on December 31, 2018 and 2017 was $1.3 million and $3.3 million, respectively.  During 2018, there were $1.9 million of advances and new loans to such related parties, and repayments amounted to $3.9 million.  Terms of these loans have prevailing market pricing that would be offered to similarly-situated non-affiliated third parties.  Deposits from related parties were $3.4 million and $2.4 million as of December 31, 2018 and 2017, respectively.

17.CONTINGENT LIABILITIES AND COMMITMENTS

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk.  These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.  A summary of the Bank’s commitments and contingent liabilities at December 31, 2018 and 2017 is as follows:

	December 31,	December 31,
	2018	2017
	(in thousands)

Commitments to extend credit	$290,785	$247,540
Standby letters of credit	3,379	3,115
Total	$294,164	$250,655

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

The Company leases certain offices, land and equipment under long-term operating leases.  The aggregate minimum annual rental commitments under these leases total approximately $736 thousand in 2019; $736 thousand in 2020; $682 thousand in 2021; $694 thousand in 2022; $580 thousand in 2023, and $2.1 million thereafter.  The rental expense under operating leases contained in the Company’s Consolidated Statements of Income included $718 thousand, $651 thousand, and $626 thousand, in 2018, 2017, and 2016, respectively.

18.CONCENTRATIONS OF CREDIT

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

19.SEGMENT INFORMATION

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

The following tables set forth information regarding these segments for the years ended December 31, 2018, 2017, and 2016.

	2018
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$48,228	$(121)	$48,107
Provision for loan losses	1,402	-	1,402
Net interest income (expense) after
provision for loan losses	46,826	(121)	46,705
Non-interest income	5,862	-	5,862
Insurance service and fees	541	8,824	9,365
Amortization expense	-	280	280
Non-interest expense	35,683	7,330	43,013
Income before income taxes	17,546	1,093	18,639
Income tax provision	1,999	284	2,283
Net income	$15,547	$809	$16,356

	2017
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$42,119	$(102)	$42,017
Provision for loan losses	738	-	738
Net interest income (expense) after
provision for loan losses	41,381	(102)	41,279
Non-interest income	5,105	-	5,105
Insurance service and fees	416	7,482	7,898
Amortization expense	-	113	113
Non-interest expense	32,610	5,871	38,481
Income before income taxes	14,292	1,396	15,688
Income tax provision	4,674	535	5,209
Net income	$9,618	$861	$10,479

	2016
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$35,371	$(123)	$35,248
Provision for loan losses	1,209	-	1,209
Net interest income (expense) after
provision for loan losses	34,162	(123)	34,039
Non-interest income	4,733	-	4,733
Insurance service and fees	400	6,119	6,519
Non-interest expense	30,438	4,658	35,096
Income before income taxes	8,857	1,338	10,195
Income tax provision	1,408	515	1,923
Net income	$7,449	$823	$8,272

	December 31,	December 31,
	2018	2017
	(in thousands)
Identifiable Assets, Net
Banking activities	$1,371,560	$1,285,173
Insurance agency activities	16,647	10,460
Consolidated Total Assets	$1,388,207	$1,295,633

20.         ACQUISITIONS

TEA purchased the assets of R&S on July 1, 2018 for $5 million.  R&S was an insurance agency in Wellsville, NY that offered personal and commercial property and casualty insurance agency services.  The purchase agreement included an additional $1.5 million in cash and stock compensation to be paid by TEA should the former R&S owners remain employees of TEA through July 1, 2021.  The $0.6 million in stock compensation will be made through an issuance of the Company’s stock based on the share price as of the close of business on June 29, 2018 of $46.10.  The cash and stock compensation expense will be accrued evenly over the three-year period from the acquisition date to the payment date.  The accrual of both the cash and stock compensation is included in salaries and benefits expense in the Consolidated Income Statement.

The purchase included $0.3 million in tangible assets and resulted in $2.4 million in goodwill and $2.3 million in identifiable intangible assets.  The tangible assets included accounts receivable and fixed assets.  $2.2 million of the identifiable intangible assets is related to customer relationships and will be amortized over a 7-year period, and $0.1 million is attributable to the R&S trade name and will be amortized over a 5-year period.  The Company recorded $0.2 million in amortization expense during 2018 related to the R&S purchase.

R&S contributed $1.3 million in revenue and approximately $0.1 million in net income during 2018.

21.FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at December 31, 2018 and 2017:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2018
Securities available-for-sale:
US government agencies	$-	$33,928	$-	$33,928
States and political subdivisions	-	22,173	-	22,173
Mortgage-backed securities	-	76,003	-	76,003
Mortgage servicing rights	-	-	609	609

December 31, 2017
Securities available-for-sale:
US government agencies	$-	$28,053	$-	$28,053
States and political subdivisions	-	29,373	-	29,373
Mortgage-backed securities	-	86,392	-	86,392
Mortgage servicing rights	-	-	586	586

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

Management believes that it has a sufficient understanding of the third-party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third-party pricing service provider regarding the data used to value a particular security.  If the Company determines it has market information that would support a different valuation than our third-party service provider’s evaluation it can submit a challenge for a change to that security’s valuation.  There were no material differences in valuations noted in 2018 or 2017.

Securities available for sale are classified as Level 2 in the fair value hierarchy as the valuation provided by the third-party provider uses observable market data.

Equity securities

At December 31, 2017 the Company held equity securities in another financial institution.  Since the ownership level was less than 5% of the outstanding shares of that financial institution, the investment was recorded on the Company’s balance sheet at historical cost, under the cost method of accounting.  As noted in Note 1 to the audited Consolidated Financial Statements, on January 1, 2018, the Company adopted ASU 2016-01, which resulted in the Company adopting an accounting policy to mark the investment to its fair value with a cumulative-effect adjustment to retained earnings.

The equity securities of the financial institution were classified as Level 3 in the fair value hierarchy effective January 1, 2018.  The shares of the institution are not publicly traded on a major stock exchange, but rather through private sales between shareholders.  Trading in the securities is fairly limited as the institution’s total trading volume for 2017 was approximately 1% of the outstanding common shares.  Trading activity in 2018 was at a similar low volume.  The institution tracked the sales and the Company obtained the sales information from the institution to calculate the fair value of the equity securities as of the end of the reporting period.  The fair values recorded in the Company’s 2018 interim financial statements were based on observable prices obtained from the latest orderly transactions in the reporting period.

Due to the adoption of ASU 2016-01 and the designation of the financial institution’s equity securities as Level 3 on the fair value hierarchy, there was a transfer into Level 3 for the institution’s equity securities during the first quarter of 2018. The Company sold its entire equity interest in this financial institution during the third quarter of 2018.

(in thousands)	2018	2017
Equity securities - December 31	$580	$580
Increase in recorded value due to adoption of ASU 2016-01 through beginning retained earnings	1,234	-
Fair value change included in earnings	146	-
Proceeds from equity securities sales	1,960	-
Equity securities - December 31	$-	$580

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

The following table summarizes the changes in fair value for items measured at fair value (Level 3) on a recurring basis using significant unobservable inputs during the years ended December 31:

(in thousands)	2018	2017	2016
Mortgage servicing rights - January 1	$586	$527	$557
Gains/(Losses) included in earnings	(22)	(48)	(123)
Additions from loan sales	45	107	93
Mortgage servicing rights - December 31	$609	$586	$527

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	December 31, 2018	December 31, 2017
Servicing fees	0.25%	0.25%
Discount rate	9.00%	9.50%
Prepayment rate (CPR)	6.52%	10.56%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at December 31, 2018 and 2017:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2018
Collateral dependent impaired loans	$-	$-	$20,590	$20,590

December 31, 2017
Collateral dependent impaired loans	$-	$-	$14,464	$14,464

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent impaired loans had a gross value of $21.7 million, with an allowance for loan loss of $1.1 million, at December 31, 2018 compared with $15.5 million and $1.1 million, respectively, at December 31, 2017

At December 31, 2018 and 2017, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$39,915	$39,915	$21,330	$21,330
Level 2:
Available for sale securities	132,104	132,104	143,818	143,818
FHLB and FRB stock	3,403	3,403	6,779	6,779
Level 3:
Equity securities	-	-	580	1,814
Held to maturity securities	1,685	1,674	5,334	5,261
Loans, net	1,141,146	1,131,891	1,051,296	1,047,967
Mortgage servicing rights	609	609	586	586

Financial liabilities:
Level 1:
Demand deposits	$231,902	$231,902	$219,664	$219,664
NOW deposits	110,450	110,450	109,378	109,378
Savings deposits	571,479	571,479	535,730	535,730
Level 2:
Securities sold under agreement to
repurchase	3,142	3,142	9,289	9,289
Other borrowed funds	10,000	9,854	88,250	88,132
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	301,227	298,999	186,457	187,782

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

22.REGULATORY MATTERS

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table that follows) of Common Equity Tier I, Total Capital, and Tier I Capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations).  Management believes that as of December 31, 2018 and 2017, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual capital amounts and ratios were as follows:

	December 31, 2018
	(in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier I
(to Risk Weighted Assets)	$136,406	11.84%	$132,583	11.53%	$51,831	4.5%	$74,866	6.5%

Total Capital
(to Risk Weighted Assets)	$150,808	13.09%	$146,957	12.78%	$92,143	8.0%	$115,179	10.0%

Tier I Capital
(to Risk Weighted Assets)	$136,406	11.84%	$132,583	11.53%	$69,107	6.0%	$92,143	8.0%

Tier I Capital
(to Average Assets)	$136,406	9.73%	$132,583	9.49%	$56,084	4.0%	$70,105	5.0%

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

23.PARENT COMPANY ONLY FINANCIAL INFORMATION

Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2018	2017
	(in thousands)
ASSETS
Cash	$1,446	$436
Other assets	403	974
Investment in subsidiaries	142,268	129,153
Total assets	$144,117	$130,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Junior subordinated debentures	$11,330	$11,330
Other liabilities	1,141	891
Total liabilities	12,471	12,221

STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	$131,646	$118,342
Total liabilities and stockholders’ equity	$144,117	$130,563

CONDENSED STATEMENTS OF INCOME

	December 31,
	2018	2017	2016
	(in thousands)
Dividends from subsidiaries	$8,300	$2,100	$5,300

Income	147	-	-

Expenses	(927)	(771)	(1,477)

Income before equity in undistributed
earnings of subsidiaries	7,520	1,329	3,823

Equity in undistributed earnings of subsidiaries	8,836	9,150	4,449

Net income	16,356	10,479	8,272

Other comprehensive income	-	-	-

Comprehensive income	$16,356	$10,479	$8,272

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2018	2017	2016
	(in thousands)
Operating Activities:
Net income	$16,356	$10,479	$8,272
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed earnings of subsidiaries	(8,836)	(9,150)	(4,449)
Changes in assets and liabilities affecting cash flow:
Other assets	(470)	(13)	371
Other liabilities	250	(183)	(1,972)
Other	153	-	-
Net cash provided by operating activities	7,453	1,133	2,222

Investing Activities:
Proceeds from equity securities sales	1,960	-	-
Investment in subsidiaries	(5,000)	(11,791)	(250)
Net cash used in investing activities	(3,040)	(11,791)	(250)

Financing Activities:
Proceeds from issuance of common stock	1,025	15,015	316
Cash dividends paid	(4,428)	(3,819)	(2,998)
Purchase of Treasury stock	-	(342)	(80)
Net cash used in financing activities	(3,403)	10,854	(2,762)

Net increase (decrease) in cash	1,010	196	(790)

Cash beginning of year	436	240	1,030

Cash ending of year	$1,446	$436	$240

24.SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except for per share data)
2018
Interest Income	$15,309	$14,690	$14,247	$13,366
Interest Expense	2,936	2,604	2,051	1,914
Net Interest Income	12,373	12,086	12,196	11,452
Net Income	4,451	4,795	3,791	3,319
Earnings per share basic	0.92	0.99	0.79	0.69
Earnings per share diluted	0.90	0.97	0.77	0.68

2017
Interest Income	$12,794	$12,574	$11,462	$10,918
Interest Expense	1,634	1,479	1,344	1,274
Net Interest Income	11,160	11,095	10,118	9,644
Net Income	992	3,723	2,618	3,146
Earnings per share basic	0.21	0.78	0.55	0.68
Earnings per share diluted	0.20	0.76	0.54	0.66

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018 (the end of the period covered by this Annual Report on Form 10-K).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective.

(b)

Management's Annual Report on Internal Control Over Financial Reporting.  Management's Annual Report on Internal Control Over Financial Reporting appears at "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(c)

Attestation Report of the Independent Registered Public Accounting Firm.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in the "Report of Independent Registered Public Accounting Firm" in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(d)

Changes in Internal Control Over Financial Reporting.  No changes in the Company's internal control over financial reporting were identified in the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.OTHER INFORMATION

NONE

PART III

Item 10.DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the material under the captions "Information Regarding Directors, Director Nominees and Executive Officers,” "Section 16(a) Beneficial Ownership Reporting Compliance,"  “Corporate Governance – Code of Ethics for Chief Executive Officer and Principal Financial Officers,” and "Board of Director Committees – Audit Committee" in the Company's definitive proxy statement relating to its 2019 annual meeting of shareholders to be held on April 25, 2019 (the "Proxy Statement").

Item 11.EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to the material under the captions "Director Compensation," “Executive Compensation," “Corporate Governance – Compensation Risk,” “Board of Director Committees – Human Resource and Compensation Committee,” "Human Resource and Compensation Committee Interlocks and Insider Participation" and "Human Resource and Compensation Committee Report" in the Proxy Statement.

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

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Report of Independent Registered Public Accounting Firm (internal control over financial reporting)

Report of Independent Registered Public Accounting Firm (consolidated financial statements)

Consolidated Balance Sheets - December 31, 2018 and 2017

Consolidated Statements of Income - Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows - Years Ended December 31, 2018, 2017 and 2016

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

10.12*	Summary of Evans Excels Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed on March 1, 2018).
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

101

The following materials from Evans Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets – December 31, 2018 and 2017; (ii) Consolidated Statements of Income – years ended December 31, 2018, 2017, and 2016; (iii) Consolidated Statements of Stockholder’s Equity – years ended December 31, 2018, 2017, and 2016; (iv) Consolidated Statements of Cash Flows – years ended December 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

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
Date: February 28, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Nasca	President and Chief Executive Officer/ Director (Principal Executive Officer)	February 28, 2019
David J. Nasca

/s/ John B. Connerton	Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2019
John B. Connerton

/s/ Lee C. Wortham	Chairman of the Board / Director	February 28, 2019
Lee C. Wortham

/s/ Oliver H. Sommer	Vice Chairman of the Board / Director	February 28, 2019
Oliver H. Sommer

	Director	February 28, 2019
Michael A. Battle

	Director	February 28, 2019
James E. Biddle, Jr.

/s/ Jody L. Lomeo	Director	February 28, 2019
Jody L. Lomeo

/s/ Robert G. Miller, Jr.	Director	February 28, 2019
Robert G. Miller, Jr.

/s/ Kimberley A. Minkel	Director	February 28, 2019
Kimberley A. Minkel

	Director	February 28, 2019
Christina P. Orsi

/s/ David R. Pfalzgraf, Jr.	Director	February 28, 2019
David R. Pfalzgraf, Jr.

/s/ Michael J. Rogers	Director	February 28, 2019
Michael J. Rogers

/s/ Oliver H. Sommer	Director	February 28, 2019
Oliver H. Sommer

/s/ Nora B. Sullivan	Director	February 28, 2019
Nora B. Sullivan

/s/ Thomas H. Waring, Jr.	Director	February 28, 2019
Thomas H. Waring, Jr.